Form 10KSB
period 1997-10-31
CTI INDUSTRIES CORP
filed 1998-01-29
CIK 1042187

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
                            ANNUAL REPORT PURSUANT TO
                      SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended October 31, 1997
                             Commission File Number
                                    000-23115

                           CTI INDUSTRIES CORPORATION
             (Exact name of Registrant as specified in its charter)


            Delaware                                    36-2848943
  (State or other jurisdiction of         (I.R.S. EmployerIdentification Number)
  incorporation or organization)


          22160 North Pepper Road
           Barrington, Illinois                            60010
   (Address of principal executive offices)              (Zip Code)


                                 (847) 382-1000
               Registrant's telephone number, including area code

Securities registered pursuant to Sections 12(b) and 12(g) of the Act:


                                                   Name of each exchange
          Title of Class                            on which registered:
          --------------                            --------------------

    Common Stock, .065 par value                   NASDAQ SmallCap Market


         Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
         |X| Yes    |_| No


         Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated in Part III of the Form 10-KSB or any amendment to the Form 10-KSB.
|_|

         The Registrant's revenues for the fiscal year ended October 31, 1997, were $16,431,000.

         Based upon the closing price of $5.625 per share of Registrant's Common Stock as reported on NASDAQ SmallCap Market at January 15, 1998, the aggregate market value of the voting stock held by non-affiliates of the Registrant was then approximately $11,586,420. (Determination of stock ownership by non-affiliates was made solely for the purpose of responding to the requirements of the Form and the Registrant is not bound by this determination for any other purpose).

         The number of shares of the Registrant's Common Stock outstanding as of January 15, 1998 was 2,735,202 (excluding treasury shares) and the number of shares of Class B Common Stock outstanding as of that date was 1,098,901.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of Registrant's Proxy Statement for the 1998 Annual Meeting of Stockholders to be filed with the Commission within 120 days of the end of Registrant's last fiscal year is incorporated by reference into Part III.

         Transitional Small Business Disclosure Format (check one):
            |_| Yes  |X| No

PART I

Item No. 1        Description of Business

Background.

         CTI Industries Corporation (the "Company") was incorporated as Container Merger Company, Inc. under the laws of the State of Delaware on October 14, 1983, and changed its name to CTI Industries Corporation on August 2, 1985. A predecessor company, Creative Technology, Inc., was organized as an Illinois corporation on December 9, 1975 and was merged into the Company in February, 1984. CTI Balloons Ltd. ("CTI Balloons"), the Company's wholly-owned subsidiary, was organized as a corporation under the laws of the United Kingdom on October 2, 1996. On October 24, 1996, the Company entered into an agreement with CTI Balloons pursuant to which all of the assets and liabilities of the Company in its branch operation in the United Kingdom were sold and transferred to CTI Balloons and all of the capital stock of CTI Balloons was issued and delivered to the Company. Unless otherwise specified, all references herein to the Company shall refer to the Company, its predecessor Creative Technology, Inc. and its wholly-owned subsidiary, CTI Balloons.

         In March and May of 1996, a group of investors made an equity investment of $1,000,000 in the Company in return for 1,098,901 shares of Preferred Stock, $.91 par value. Each share of Preferred Stock was entitled to an annual cumulative dividend of 13% of the purchase price, and was convertible into one share of Common Stock. The shares of Preferred Stock, voting separately as a class, were entitled to elect four of the Company's directors. Members of such investment group included Howard W. Schwan, John H. Schwan and Stephen M. Merrick, current members of management.

         In July, 1997, the Company effected a recapitalization (the "Recapitalization") without a formal reorganization. As part of the Recapitalization, the Board of Directors approved the creation of Class B Common Stock, approved a 1 for 2.6 reverse stock split on both the Common Stock and Preferred Stock, and negotiated a conversion of all then outstanding shares of the Company's Convertible Preferred Stock into an aggregate of 1,098,901 shares of Class B Common Stock. The conversion was effective upon the closing of an initial public offering of 1,725,000 shares of the Company's Common Stock in November of 1997. The shares of Class B Common Stock contain rights identical to shares of Common Stock, except that shares of Class B Common Stock, voting separately as a class, have the right to elect four of the Company's seven directors. Shares of Common Stock and Class B Common Stock, voting together as a class, vote on all other matters, including the election of the remaining directors. The recapitalization, initial public offering and related transactions were approved by written consent of the shareholders.


Business Overview

         The Company is one of the leading manufacturers and sellers of mylar balloons in the world. The Company also sells latex balloons, novelty and "message" items, such as mugs and banners, and toy products, such as inflatable masks, punch balls and water bombs, and produces laminated and specialty films for food packaging and other commercial uses. The Company's products are sold throughout the United States and in 30 foreign countries through a wide variety of retail outlets including grocery, general merchandise and drugstore chains, such as Eckerd Drug Stores and Safeway and Winn Dixie grocery chains, card and gift shops, such as Hallmark and Factory Card Outlet stores, and party goods stores, such as Party City, as well as through florists and balloon decorators.

         The mylar balloon, actually a balloon made of a nylon based material with metallized and polyethylene coatings, has become a popular medium of social expression. Most mylar balloons contain printed characters, designs and messages. The Company maintains licenses on numerous characters and designs, including, for example, Peanuts(R) characters, Garfield(R), Precious Moments(R) and Hallmark.

         To meet the needs of the mylar balloon market, the Company has developed sophisticated film products and techniques which have other application. The Company's expertise in multi-color printing using water-based ink, in particular, has enabled the Company to expand its business to include the production of film wrappers for consumables. The Company produces, laminates and prints films for food packaging companies and provides custom film products for other commercial uses.

         The Company is a fully integrated designer and manufacturer of its mylar balloon product line. The Company is a party to a long term agreement with a Mexican manufacturer under which a broad line of latex balloons are manufactured for the Company. The Company has recently entered into an agreement with the Mexican supplier whereby the Company has agreed to acquire an equity interest in and has made loans to the Mexican firm. The Company thereby has a competitive source of supply of quality latex balloon products which it markets with its mylar balloon line. The Company has also established a joint venture with this Mexican manufacturer for the packaging of balloon products and printing of latex balloons.

The Industry

         The mylar balloon came into existence in the late 1970s. During the 1980s, the market for mylar balloons grew rapidly. Initially, the product was sold principally to individual vendors, small retail outlets and at fairs, amusement parks, shopping centers and other outdoor facilities and functions. Because of its ability to remain buoyant for a long period of time when filled with helium and its facility for the printing of graphics and messages, the product has significant appeal as a novelty and message item. Mylar balloons became part of the "social expression" industry, carrying graphics designs, characters and messages like greeting cards. In the mid-1980s, the Company and other participants in the market began licensing character and cartoon images for printing on the balloons and directed marketing of the balloons to retail outlets including grocery, general merchandise and drug store chains, card and gift shops, party goods stores as well as florists and balloon decorators.

         The Company estimates that the wholesale world market for mylar balloons is approximately $120 million. Mylar balloons are sold in the United States and in Europe, several countries in the

Far East, Canada and to an increasing extent in Latin America. The United States, however, is by far the largest market for these products.

         There are presently seven manufacturers of mylar balloons whose products are sold in the United States. Five of these companies maintain their own production facilities in the United States. Several companies market and sell mylar balloons designed by them and manufactured by others for them.

         Mylar balloons are marketed in the United States and foreign countries through wholesalers or distributors and directly to retail customers. Often the sale of mylar balloons by the wholesalers/distributors is accompanied by related products including latex balloons, floral supplies and candy containers. Although the latex balloon market overlaps the mylar balloon market, the latex balloon market has been in existence for a longer period than mylar balloons and extends to more customers and market categories than mylar balloons.

         There are three separate latex balloon product lines: (i) high quality decorator balloons, (ii) standard novelty balloons and (iii) printed balloons. The high quality decorator balloons are generally sold to and through balloon decorators and are generally of higher quality and price than the standard line of balloons. The standard line of balloons is sold widely in retail stores including many of the same outlets as mylar balloons. Printed latex balloons are sold both in retail outlets and for balloon decoration purposes including floral designs.

         There are at least seven manufacturers of latex balloons whose products are sold in the United States. It is estimated that the wholesale world market for latex balloons exceeds $450 million.

Products

         Mylar Balloons. The mylar balloon is actually composed of a base nylon material which is coated on one side with a metal deposit and on the other with polyethylene. Typically, the balloon film is printed with graphic designs and messages.

         The Company manufactures over 380 balloon designs, in different shapes and sizes, including the following:

         o Superloons(R) are 18" balloons in round or heart shape, generally made to be filled with helium and remain buoyant for long periods. This is the predominant mylar balloon size.

         o Ultraloons(R) are 34" balloons made to be filled with helium and remain buoyant.

         o Miniloons(R) are 9" balloons made to be air-filled and sold on holder-sticks or for use in decorations.

         o Card-B-Loons(R) (4 1/2") and Pixiloons(TM) (2 1/2") are air-filled balloons, often sold on a stick, used in floral arrangements or with a container of candy.

         o Shape-A-Loons(R) are shaped balloons made to be filled with helium.

         o Minishapes are small shaped balloons designed to be air filled and sold on sticks as toys or inflated characters.

         o Walk-abouts(R) are helium filled shaped balloons with attached arms and legs.

         o        Smackers(R) are helium filled red lip-shaped balloons.

         o You Name It(R) are balloons to which lettering can be attached for a personalized message.


         In addition to size and shape, a principal element of the Company's mylar balloon products is the printed design or message contained on the balloon. These designs include figures and licensed characters many of which are well-known licensed characters. The Company maintains licenses for Peanuts(R), Garfield(R), Precious Moments(R), Hallmark, Ziggy(R), Grimmy(R), Elephantz(R), Paddington(R), Face-Offs(R), Gibson Greetings(R), Postman Pat(R) and several others. See "Patent, Trademarks and Copyrights" below.

         Latex Balloons. The Company sells a high end line of latex balloons under the product line name Hi-Tex(R) and a standard line of latex balloons marketed under the name Partyloons(R).

         Toys and Novelty. The Company also manufactures or sells additional and related novelty items including mugs, banners and inflatable masks. With its standard line of latex balloons and newly introduced inflatable masks, the Company has made entry into the toy market. The Company intends to develop and acquire additional novelty and toy lines of products, in many cases products which can be sold in conjunction with its existing products including latex punch balls and water bombs.

         Packaging Films. The Company fabricates and prints films for use in food packaging. The Company has developed sophisticated methods for the printing of films, including the use of water-based ink. These techniques have proven desirable for companies engaged in packaging food products, particularly candy and snack items, with the result that the Company now provides printed packaging films for several food packaging companies, including Farley Candies, and intends to expand and extend this business line.

         Custom Film Products. In addition to printed films for food packaging, the Company fabricates custom film products for various commercial and industrial purposes. These now include "dunnage" bags (inflatable film products) used in the packaging of goods and systems for the storage of clothing items.

Marketing, Sales and Distribution

         The Company markets and sells its mylar balloon, latex balloon and related novelty products throughout the United States and in over 30 foreign countries. The Company maintains a marketing, sales staff and support staff of 13 individuals and a customer service department of 16 individuals. European sales are conducted by CTI Balloons, the Company's subsidiary located in Rugby, England. Sales in other foreign countries are made generally to distributors in those countries and are managed at the Company's principal offices.

         The Company sells and distributes its products principally through a network of over 350 distributors and wholesalers situated throughout the United States and in a number of foreign countries. These distributors and wholesalers are engaged principally in the sale of balloons and related products (including such items as plush toys, mugs, containers, floral supplies and other items). These distributors and wholesalers, in turn, sell balloons and related products to retail outlets including grocery, general merchandise and drug store chains, card and gift shops, party goods stores as well as florists and balloon decorators. While the Company will continue to focus on the core U.S. market, it will also seek to exploit other world markets such as Europe and South America. No distributor or other customer accounts for more than 10% of the Company's sales revenues. Most sales are on an individual order basis.

         The Company also sells balloons and related products to certain national chain stores including grocery, general merchandise and drug store chains and party goods stores. The Company's largest chain store customer is Eckerd Drug Stores. The Company also sells its balloons to individual retail outlets generally through coordinated efforts with its distributors.

         The Company has entered into an agreement with a major greeting card company under which such company will act as an agent for the sale of the Company's balloon products in retail outlets to which such company sells greeting cards. Under the agreement, this company takes orders for balloons, services the display of balloons and maintains inventory in the stores. The Company pays this company a commission on sales the company generates and services. The Company is pursuing similar strategic partnerships with other companies in the expression industry.

         The Company has established independent sales representatives for the sale of its toy/novelty line which include the standard quality latex balloon, inflatable masks, punch balls and water bombs. These products constitute a separate product class requiring a different distribution network.

         The Company engages in a variety of advertising and promotional activities to promote the sale of its balloon products. Each year, the Company produces a complete catalogue of its balloon products, and also prepares various flyers and brochures for special or seasonal products, which are disseminated to thousands of customers, potential customers and others. The Company participates in numerous trade shows for the gift, novelty, balloon and other industries and advertises in a number of trade and other publications. The Company also attends licensing shows for the purpose of seeking out additional design licenses.

         The Company markets and sells its printed and laminated films directly and through independent sales representatives. The Company markets these products to companies which package their products in plastic wrapping, in particular food products such as candies.


Manufacturing

         Production and Operations. At the Barrington, Illinois headquarters, the Company owns and operates a modern facility which includes machines of its own design and construction which fabricate mylar balloons, banners and packaging bags. These production systems include a patented system for the production and insertion of valves in balloons. These machines have the capacity to manufacture approximately 55 million 18" balloons annually.

         The Company owns and operates graphic machinery at its facility in Barrington, Illinois that is used for the printing of films for mylar balloons and for printed and laminated films. The Company's use of water-based ink makes its printed films attractive to food processors for the packaging of their products. At the Barrington facility, the Company also owns and operates laminating machines.

         The Company also maintains a graphic arts and development department which designs its balloon products and graphics. The Creative Department operates a networked, computerized graphic arts system for the production of these designs and of printed materials including catalogues, advertisements and other promotional materials.

         The Barrington facility also includes a computerized customer service department which receives and fulfills over 50,000 orders annually.

         Pulidos et Terminados Finos. The Company's latex balloons are manufactured for it by Pulidos et Terminados Finos S.A. de C.V. ("P&TF"), a Guadalajara, Mexico company engaged principally in the manufacture of latex balloons. In 1995, the Company entered into an agreement with P&TF under which
(i) the Company sold to P&TF all of its latex balloon manufacturing equipment (for the manufacture of decorator balloons) and (ii) P&TF has agreed for a period of 10 years to supply balloons exclusively to the Company for the United States and Canada manufactured on such equipment and (iii) for such 10 year period, P&TF has agreed to supply to the Company, exclusively in the United States except as to two other companies, all balloons manufactured by P&TF. Commencing in 1996, P&TF began manufacturing the Company's high-end line of latex balloons exclusively for the Company for the United States and also manufactures a standard line of latex balloons which the Company distributes throughout the United States and in various foreign countries under the product line name Partyloons(R).

         P&TF has experienced financial difficulties and in 1995, sought protection from creditors in a "Suspension of Payment" proceeding in Mexico similar, but not identical to, a reorganization under U.S. bankruptcy laws. In the event of the loss of P&TF as a supplier, there can be no assurance that the Company will be able to obtain an alternative source of supply on favorable terms or at all. The Company believes it has an opportunity to further secure its source of supply by providing necessary funding to P&TF. In July, 1997, the Company entered into an Agreement with P&TF whereby it agreed to subscribe for a note of P&TF in the principal amount of U.S.$1,200,000 and an option to purchase a portion of P&TF's capital stock. On January 26, 1998, the Company and

P&TF entered into an agreement which supersedes the July, 1997 agreement. Under the new agreement, (i) the Company subscribed for 45% of the outstanding capital stock of P&TF for $800,000, (ii) the Company loaned to P&TF $850,000, which loan is secured by certain latex balloon manufacturing equipment and (iii) the 1995 equipment purchase agreement between the parties was cancelled with respect to 2 pieces of latex balloon manufacturing equipment, which equipment is now owned by CTI and leased to P&TF. The purchase of the capital stock will be effective February 1, 1998, and the purchase price for the capital stock will be paid by
(i) applying $400,000 of advances made to P&TF prior to closing and (ii) a cash payment for the balance. The $400,000 debt owing to the Company from the 1995 acquisition was extinguished as a result of the cancellation of the sale of the two pieces of equipment to P&TF. The Company's obligations were subject to the termination of P&TF's Suspension of Payment proceeding and the payment or settlement of P&TF's current bank debt. The Company believes this relationship provides the Company with a competitive advantage over its competition.

         P&TF maintains two manufacturing facilities in Guadalajara, Mexico totaling approximately 60,000 square feet of manufacturing, office and warehouse space and operates seven latex balloon machines.

         CTF International. In September, 1996, the Company and P&TF entered into a joint venture agreement to organize and operate CTF International, a Mexican corporation. The joint venture is owned equally by the Company and P&TF. CTF leases a facility of 15,000 square feet in Guadalajara, Mexico. CTF engages in the packaging of balloons for the Company and P&TF and in the printing of latex balloons. The Company believes it can achieve significant savings in overhead, labor and other operating costs through the operation of CTF and expects CTF to be an independent profit center.


Competition

         The balloon and novelty industry is highly competitive, with numerous competitors. There are presently seven major manufacturers of mylar balloons whose products are sold in the United States including Anagram International, Inc., M&D Balloons, Inc., Pioneer Balloon, Convertidora International, Classic Balloon and Betallic. Several companies, including American Greetings, Amscan and Flowers, Inc., market and sell mylar balloons designed by them and manufactured by others for them.

         There are at least seven manufacturers of latex balloons whose products are sold in the United States including Globus Occidental, Pioneer Balloon, National Latex, Maple City, Tilco and P&TF. The market for film packaging and custom products is fragmented, and competition in this area is difficult to gauge. However, there are numerous participants in this market and the Company can expect to experience intense quality and price competition.

         Many of these Companies offer products and services which are the same or similar to those offered by the Company and the Company's ability to compete depends on many factors within and outside its control. There are a number of well-established competitors in each of the Company's product lines, several of which possess substantially greater financial, marketing and technical resources and established, extensive, direct and indirect channels of distribution for their products and services. As a result, such competitors may be able to respond more quickly to new developments and changes in customer requirements, or devote greater resources to the development, promotion and sale of their products and services than the Company. Competitive pressures include, among other things, price competition, new designs and product development and copyright licensing.


Patents, Trademarks and Copyrights

         In connection principally with its mylar balloon business, the Company has developed or acquired a number of intellectual property rights which are significant to its business.

         Copyright Licenses. The most significant of these rights are licenses on a number of popular characters. The Company presently maintains approximately 20 licenses and produces balloon designs utilizing the characters covered by the licenses. Licenses are generally maintained for a one or two year term, although the Company has maintained long term relationships with a number of its licensors and has been able to obtain renewal of its license agreements with them. The Company has held a license on Peanuts(R) characters for over 11 years, on Garfield(R) for more than 10 years and on Hallmark designs for approximately 10 years.

         Trademarks. The Company is the owner of over 23 registered trademarks in the United States relating to its products. Many of these trademarks are registered in foreign countries, principally in the European Community.

         Patent Rights. The Company is the owner of, or licensee under, several patents relating to balloon products. These include (i) ownership of two patents, and a license under a third, relating to self-sealing valves for mylar balloons and methods of making balloons with such valves and (ii) a patent on a combination of a greeting card and balloon connected by a ribbon contained in single package.


Research and Development

         The Company maintains a product development and research department of six individuals for the development or identification of new balloons and related products, product components and sources of supply. Research and development includes (i) creative product development, (ii) creative marketing, and (iii) engineering development. During fiscal years 1996 and 1997, the Company estimates that the total amount spent on research and development activities was approximately $201,000 and $238,000, respectively.


Employees

         As of October 31, 1997, the Company had 161 full-time employees in the United States, of whom 9 are executive or supervisory, 24 are in sales, 120 are in manufacturing and 8 are clerical. As of that same date, the Company had 11 full time employees in England, of whom 2 are executive or supervisory, 3 are in sales, 5 are in warehousing and 1 are clerical. The Company is not a party to any collective bargaining agreement, has not experienced any work stoppages and believes that its relationship with its employees is satisfactory.


Regulatory Matters

         The  Company's  manufacturing   operations  are  subject  to  the  U.S.
Occupational Safety and Health Act ("OSHA"). The Company believes it is in material compliance with OSHA. The Environmental Protection Agency regulates the handling and disposal of hazardous materials. As the Company's printing operations utilize only water-based ink, the waste generated by the Company's production process is not deemed hazardous. The Company believes it is in material compliance with applicable environmental rules and regulations. A number of states have enacted laws limiting or restricting the release of helium filled mylar balloons. The Company does not believe such legislation will have any material effect on its operations.


Item No. 2        Description of Property

         The Company owns its principal plant and offices located in Barrington, Illinois, approximately 45 miles northwest of Chicago, Illinois. The facility includes approximately 75,000 square feet of office, manufacturing and warehouse space.

         The Company also leases approximately 62,500 square feet of space in Cary, Illinois expiring December 31, 1999. The Company has subleased approximately 70% of this space through August, 1998. The Company's monthly rent (net of subleases) is $5,957. The facility is utilized for warehouse and latex balloon printing.

         The Company leases 15,000 square feet of office and warehouse space in Rugby, England at an annual lease cost of $51,700 expiring 2013. This facility is utilized for product packaging operations and to manage and service the Company's operations in England and Europe.


Item No. 3        Legal Proceedings

Not Applicable.


Item No. 4        Submission of Matters to a Vote of Security Holders

Not Applicable.


PART II

Item No. 5        Market for Registrant's  Common Equity and Related Stockholder
                  Matters

         Market Information. The Company's Common Stock was admitted to trading on the NASDAQ SmallCap Market under the symbol CTIB on November 5, 1997. Prior to that time, there was no established public trading market for the Company's Common Stock. As a result there is no available trading information for fiscal year 1997 or prior years. There is no public market for the Company's Class B Common Stock which is convertible into Common Stock on a share per share basis.

         As of January 15, 1998, there was approximately 27 holders of record of the Company's Common Stock and 2 holders of record of Class B Common Stock.

         The Company has never paid any dividends on its Common Stock and does not currently intend to pay dividends on its Common Stock in the foreseeable future. The Company currently intends to retain all its earnings to finance the development and expansion of its business. Under the terms of its current loan agreement, the Company has covenanted not to declare any dividend or other distribution on its shares or redeem or purchase any of its shares in excess of $250,000 in any year. It is also likely that the Company will be required to agree to restrictions on the payment of dividends in connection with future financings, if any.

         Recent Sales of Unregistered Securities. In March and May of 1996, a group of investors made an equity investment of $1,000,000 in the Company in return for 1,098,901 shares of Preferred Stock, $.91 par value. CTI Investors, L.L.C., an Illinois limited liability company, invested $900,000 in the shares of Preferred Stock. Members of CTI Investors, L.L.C. include Howard W. Schwan, John H. Schwan and Stephen M. Merrick, members of management, and one other accredited investor. One other accredited investor invested the remaining $100,000. The sale was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act") as a transaction not involving a public offering as sales were made to a small number of accredited investors, including members of management, who were sophisticated and had access to information about the Company. The shares of Preferred Stock were subsequently converted into 1,098,901 shares of Class B Common Stock.

         In December, 1996, Howard W. Schwan, John H. Schwan and Stephen M. Merrick, members of management, were each issued warrants to purchase 76,923 shares of the Company's Common Stock at an exercise price of $.91 per share in consideration of their facilitating and guaranteeing a bank loan to the Company in the amount of $6.3 million. The issuance was exempt from registration under
Section 4(2) of the Securities Act as a transaction not involving a public offering as all participants were members of management who were sophisticated and had access to information about the Company.

         In June, 1997, the Company issued in a private placement notes in the principal amount of $865,000, together with warrants to purchase up to 277,244 shares of the Company's Common Stock at an exercise price of $3.12 per share. Howard W. Schwan, John H. Schwan, Stephen M. Merrick and John C. Davis, members of management, purchased $50,000, $350,000, $315,000 and $150,000, respectively, of the notes and warrants. The offering was exempt from registration under
Section 4(2) of the Securities Act as a transaction not involving a public offering as all participants were members of management who were sophisticated and had access to information about the Company.

Item No. 6       Management's Discussion and Analysis of Financial Condition and
                 Results of Operations

General

         In February, 1996, there was a change of control and management of the Company. Since that time, new management has focused its efforts on (i) reducing costs of operations, (ii) achieving liquidity, (iii) formulating and implementing plans and programs to increase revenues and (iv) achieving profitability. Operating expenses were reduced from 1995 to 1996 by over $5 million, a reduction of approximately 50% and the Company was able to maintain the lower operating cost figures in fiscal 1997. Included in the expense reduction in 1996, was a $200,000 decrease in depreciation expense related to a change in accounting estimate of the useful life of certain equipment. The net loss of the Company was reduced from the 1995 level of $2,893,000 to $183,000 for fiscal 1996 and for fiscal 1997, the Company had net income of $1,140,000. Included in income for fiscal 1997, was a tax benefit of $596,000 resulting from the reversal of a tax valuation allowance created in prior years. The reversal was based upon management's determination that the deferred tax benefits would be utilized. $1,672,000 of the loss in fiscal 1995 related to the shutdown and sale of the Company's latex balloon manufacturing operation. While net sales decreased 39% in fiscal 1996 to $13,910,000 from $22,784,000 in fiscal 1995, net sales for fiscal 1997 have increased 18% to $16,431,000. Working capital increased to $942,000 on October 31, 1997 from $347,000 on October 31, 1996. During the past 2 years, the Company has introduced over 180 new mylar balloon designs, has out-sourced the manufacture of and engaged in active marketing of latex balloons and introduced several new products. Approximately $1.9 million of new financing has been provided in private financings, a new bank loan and line of credit in the aggregate amount of $6.3 million has been obtained and an initial public offering of Common Stock of over $6 million was completed.

         In November of 1997, the Company completed an initial public offering of 1,725,000 shares of its Common Stock, for net proceeds of approximately $5,500,000. The Company anticipates investing $1.1 million of the proceeds in capital items and operations to improve the products, production capacity, marketing efforts, product development and operations of the Company. The Company plans to make capital investments of approximately $2.8 million, a portion of which will be financed through equipment leases or otherwise, in plant improvements and equipment which will increase production capacity and which will allow the Company to print eight-color designs in the mylar product line and the laminated and printed films business. The Company has invested $800,000 in its Mexican supplier of latex balloons. The Company plans to invest a portion of the proceeds of the offering for the hiring of personnel in marketing, product design and development and sales to enhance the Company's product design and development efforts, its product line, marketing, customer service and support and sales effort.

         The following table sets forth selected financial data of the Company for the three years ended October 31, 1997, 1996 and 1995 (in thousands, except per share data:

                                                                 Year Ended October 31,
                                                    -----------------------------------------------
                                                        1995              1996             1997
                                                    -------------   ----------------   ------------
Consolidated Statement of Operations Data:
Net sales .......................................    $   22,784      $   13,910        $  16,431
Cost of sales   .................................        15,078           8,558           10,265
                                                      ----------     -----------       ----------
Gross profit    .................................         7,706           5,352            6,166
Operating Expenses:
 General and administrative .....................         2,900           2,055            1,864
 Selling  .......................................         3,770           2,387            2,375
 Advertising and marketing  .....................         2,356             592              983
 Plant shut down expense ........................           850              --               --
 Loss on disposition of latex equipment .........           822              --               --
                                                      ----------     -----------       ----------
   Total operating expenses .....................        10,698           5,034            5,222
                                                      ----------     -----------       ----------
Operating income (loss)  ........................        (2,992)            318              944
                                                      ----------     -----------       ----------
Other income (expense)   ........................          (675)           (495)            (354)
                                                      ----------     -----------       ----------
Income (loss) before income taxes ...............        (3,667)           (177)             590
Income tax benefit (expense)   ..................           774              (6)             550
                                                      ----------     -----------       ----------
Net income (loss)  ..............................        (2,893)           (183)           1,140
Dividends applicable to Convertible Preferred
 Stock ..........................................            --             (74)             (98)
                                                      ----------     -----------       ----------
Net income (loss) applicable to common shares         $  (2,893)     $     (257)       $   1,042
                                                      ==========     ===========       ==========
Net income (loss) per common and common
 equivalent share  ..............................     $   (2.18)     $     (.20)       $     .84
                                                      ==========     ===========       ==========
Weighted average number of common an
 common equivalent shares outstanding   .........      1,328,952       1,265,835        1,238,814
                                                      ==========     ===========       ==========



Results of Operation

         Net Sales. For the fiscal year ended October 31, 1997, net sales increased to $16,431,000 from $13,910,000 for fiscal 1996, an increase of approximately 18%. This increase in net sales was a reflection principally of increases in the sales of latex balloons and printed and laminated films. The Company had no supply of latex balloons from October, 1995, to July, 1996, as a result of the closing of the Company's latex balloon manufacturing operations in September, 1995. Sales also increased as a result of the Company's efforts to solidify and expand its distribution network. For fiscal 1997, international sales were $2,622,000 or 16% of net sales, as compared to $1,777,000, or 12.8% of net sales for fiscal 1996. Increases in England sales represented a significant part of the increase.

         During fiscal 1996, mylar balloons represented 87% of sales, latex balloons 4% of sales and laminated and printed films 9% of sales. During fiscal 1997, mylar balloons represented 77% of sales, latex balloons 10% of sales and laminated and printed films 13% of sales. The Company anticipates that the percentage of sales represented by latex balloons and laminated and printed films will continue to increase during fiscal 1998. The profit margins associated with latex balloons and laminated and printed films are not materially different from the profit margin on mylar balloons. For fiscal 1997, the profit margins on mylar balloons, latex balloons and laminated and printed materials were 28.6%, 30.4%, and 29.7%, respectively.

         Cost of Sales. For fiscal 1997, cost of sales remained relatively unchanged at 62.5% of net sales as compared to 61.5% of net sales in fiscal 1996.

         Administrative. For fiscal 1997, administrative expenses were $1,864,000 or 11.3% of sales as compared to $2,055,000, or 14.8% of sales for fiscal 1996. The decrease was the result of a number of items including the reduction in accounting and financial staff, and reduction in certain executive salaries and expenses, and a reduction in overhead expenses.

         Selling. For fiscal 1997, selling expenses were $2,375,000 or 14.5% of net sales, as compared to $2,387,000, or 17.2% of net sales for fiscal 1996. The percentage decrease was due to the Company's ability to increase sales while maintaining selling expense levels.

         Advertising and Marketing. For fiscal 1997, advertising and marketing expenses were $983,000 as compared to $592,000 in fiscal 1996. The increase in these expenses in 1997 was a result of catalogue printing costs and service fees paid on national account sales programs.

         Other Expenses. For fiscal 1997, interest expense was $667,000 as compared to $553,000 for fiscal 1996. The increase in interest expense for fiscal 1997, as compared to 1996, is a result of interest paid on $865,000 of notes issued in June, 1997.

         Net Income or Loss. For fiscal 1997, the Company had net income of $1,140,000 as compared to a net loss of $183,000 in fiscal 1996. Included in income for 1997 was $596,000 of tax benefit resulting from a reversal of a tax valuation allowance created in prior periods. The reversal was based upon management's determination that the deferred tax benefits would be utilized.

         Contracts with foreign suppliers are stated in U.S. dollars and the Company is not subject to currency rate fluctuations on these transactions. The effect of currency rate fluctuations on intercompany transactions with the Company's England subsidiary has been immaterial. As a result, the Company has determined not to provide any hedge against currency rate fluctuations.


Liquidity and Capital Resources

         Cash flow used in operations during the year ended October 31, 1997 was $837,000. This resulted primarily from increased sales and resulting increases in accounts receivable and inventory of over $2,161,000. During fiscal 1996, the Company had cash flows from operations of $840,000. During fiscal 1996, cash raised from the issuance of Preferred Stock and the new revolving line of credit was used in part to reduce accounts payable and accrued expenses.

         At October 31, 1997 the Company maintained a cash balance of $237,000. The Company's current cash management policy includes maintaining minimal cash balances and utilizing the revolving line of credit for liquidity. As of October 31, 1996, the Company had cash and cash equivalents of $131,000. As of October 31, 1997, the Company had working capital of $942,000.
Working capital as of October 31, 1996 was $347,000.

         In November of 1997, the Company sold 1,725,000 shares of its Common Stock at $4.00 per share in an initial public offering. The net proceeds from the offering to the Company were approximately $5,500,000.

         During the eighteen months preceding the completion of the Company's initial public offering of Common Stock in November of 1997, the Company funded its operations primarily through the cash provided by its operating activities, a private placement financing of Preferred Stock, funding provided by a new bank loan and line of credit and a private placement of notes and warrants. In early 1996, the Company completed a private placement of 1,098,901 shares of Preferred Stock, par value $.91 per share, for gross proceeds of $1,000,000. The Preferred Stock included a cumulative preferred dividend at the rate of 13%. The shares of Preferred Stock were converted into 1,098,901 shares of Class B Common Stock upon the closing of the public offering.

         In September, 1996, the Company entered into a Loan Agreement with a bank under which the bank provided loans and a line of credit to the Company aggregating $6,300,000. The arrangement included term loans in the amount of $3,300,000 and a revolving line of credit providing for maximum advances of $3,000,000 (increased to $3,250,000 in October, 1997) of which $232,000 was unused at October 31, 1997. The term loans are due on September 1, 2001, and bear interest at either 8.75% or prime plus 1%. The revolving loan was due on September 1, 1997 and has been renewed until July 1, 1998. The revolving line of credit bears interest at prime plus 1%. During July, 1997, the same bank provided additional term loans to the Company in the aggregate amount of $475,000. All these loans are secured by all of the Company's assets. Three principal shareholders of the Company, John H. Schwan, Howard W. Schwan and Stephen M. Merrick have guaranteed these obligations.

         During June, 1997, the Company completed a private placement of notes and warrants for gross proceeds of $865,000. The notes issued in the placement are subordinated unsecured two year notes, bearing interest at the rate of 10% per annum. Individuals participating in the placement received five year warrants to purchase 277,244 shares of Common Stock of the Company at the price of $3.12 per share. Two officers and directors of the Company applied advances made by them to the Company in January, 1997, in the aggregate amount of $400,000 toward the purchase of the notes and warrants. The proceeds of the placement were used to reduce trade payables, to increase product inventories, for acquiring product displays, for catalogue and artwork expenses, and for providing loans to a Mexican supplier.

         During fiscal 1997 and 1996, the Company invested $838,000 and $496,000, respectively, in plant and equipment.

         During  fiscal  1996,  the  Company  utilized   $336,000  in  financing
activities, principally the reduction of bank indebtedness. During the fiscal 1997, the Company generated $1,857,000 in financing activities.

         The Company believes that existing capital resources and cash generated from operations, will be sufficient to meet the Company's requirements for at least 12 months. Thereafter the Company may require additional capital in order to expand its business and there can be no assurance that the Company will be able to secure additional debt or equity financing or that such financing will be available on favorable terms.


Seasonality

         In the mylar product line, sales have historically been seasonal with approximately 20% to 27% of annual sales of mylar being generated in December and January and 11% to 13% of annual mylar sales being generated in June and July in recent years. The sale of latex balloons and laminated film products have not historically been seasonal, and to the extent sales in these areas increase as a percentage of total sales, this should decrease the seasonality of the Company's total net sales.


Forward Looking Statements

         Forward looking statements made in this filing involve material risks and uncertainties that could cause actual results and events to differ materially from those set forth, or implied, including (i) the Company's ability to enter into contracts with licensors, suppliers, distributors, and strategic partners, (ii) the Company's growth strategy and (iii) anticipated trends in the Company's business, as well as other risks and uncertainties reported in the Company's other SEC filings.


Item No. 7        Financial Statements

         Reference is made to the Consolidated Financial Statements attached hereto.


Item No. 8        Changes in and  Disagreements  with  Accountants on Accounting and Financial Disclosure

         Previously filed.

PART III

Item No. 9        Directors, Executive Officers, Promoters  and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act

         Information called for by Item No. 9 of Part III is incorporated by reference to the definitive Proxy Statement for the 1998 Annual Meeting of Stockholders to be filed with the Commission within 120 days of the end of the Company's last fiscal year.


Item No. 10       Executive Compensation

         Information called for by Item No. 10 of Part III is incorporated by reference to the definitive Proxy Statement for the 1998 Annual Meeting of Stockholders to be filed with the Commission within 120 days of the end of the Company's last fiscal year.


Item No. 11       Security Ownership of Certain Beneficial Owners and Management

         Information called for by Item No. 11 of Part III is incorporated by reference to the definitive Proxy Statement for the 1998 Annual Meeting of Stockholders to be filed with the Commission within 120 days of the end of the Company's last fiscal year.


Item No. 12       Certain Relationships and Related Transactions

         Information called for by Item No. 12 of Part III is incorporated by reference to the definitive Proxy Statement for the 1998 Annual Meeting of Stockholders to be filed with the Commission within 120 days of the end of the Company's last fiscal year.


Item No. 13       Exhibits and Reports on Form 8-K


Exhibits

   Exhibit
   Number         Description

   *3.1           Second Restated Certificate of Incorporation of CTI Industries
                  Corporation
   *3.2           By-laws of CTI Industries Corporation
   *4.1           Form  of  Certificate  for  Common  Stock  of  CTI  Industries
                  Corporation
   *10.1          CTI Industries Corporation Stock Option Plan
   *10.2          Employment   Agreement   dated  April  29,  1996  between  CTI
                  Industries Corporation and John C. Davis
   *10.3          Stock  Redemption  Agreement  dated March 1, 1996  between CTI
                  Industries Corporation and John C. Davis
   *10.4          Agreement   dated  June  27,  1997   between  CTI   Industries
                  Corporation and John C. Davis
   *10.5          Third  Amendment to Lease Agreement dated August 15, 1994, for premises located at 675 Industrial Drive, Cary, Illinois

   Exhibit
   Number         Description

   *10.6          Form of Warrant dated  December 3, 1996 to purchase  shares of
                  Common Stock.
   *10.7          Form of Subscription Agreement dated March, 1996, for purchase of Preferred Stock.
   *10.8          Form  of  Subscription  Agreement  dated  June  20,  1997  for promissory  notes and  warrants to  purchase  shares of Common
                  Stock.
   *10.9          Employment   Agreement  dated  June  30,  1997,   between  CTI
                  Industries Corporation and Howard W. Schwan.
   *10.10         Joint Venture Agreement dated September 16, 1996,  between CTI
                  Industries  Corporation and Pulidos & Terminados Finos S.A. de
                  C.V.
   *10.11         Agreement  for  purchase of assets  dated  September  8, 1995, between CTI  Industries  Corporation  and Pulidos & Terminados
                  Finos S.A. de C.V.
   *10.12         Amendment  dated May 24, 1996,  to  Agreement  for purchase of assets  between  CTI  Industries  Corporation  and  Pulidos  &
                  Terminados Finos S.A. de C.V.
   *10.13         Form of Agreement  dated July 14, 1997 between CTI  Industries
                  Corporation and Pulidos & Terminados Finos S.A. de C.V.
   *10.14         Consulting  Agreement dated March, 1996 between CTI Industries
                  Corporation and Michael R. Miller.
   *10.15         Loan and Security  Agreement dated August 22, 1996 between the
                  Company and First American Bank.
   *10.16         Third  Amendment to Loan and Security  Agreement dated July 1,
                  1997, among CTI Industries  Corporation,  First American Bank,
                  Stephen M. Merrick, John H. Schwan and Howard W. Schwan.
   *10.17         First Term Note in the sum of $1,100,000 dated August 22, 1996 made by CTI Industries Corporation to First American Bank.
   *10.18         Second  Term Note in the sum of  $2,200,000  dated  August 22,
                  1996  made by CTI  Industries  Corporation  to First  American
                  Bank.
   *10.19         Revolving Note in the sum of $3,000,000  dated August 22, 1996 made by the Company to First American Bank.
   *10.20         Mortgage  dated August 22, 1996 for benefit of First  American
                  Bank.
   *10.21         Guaranty dated July 1, 1997, by Stephen M. Merrick,  Howard W.
                  Schwan and John H. Schwan for benefit of First American Bank.
   *10.22         Third Term Note in the sum of $275,000 dated July 1, 1997 made by CTI Industries Corporation to First American Bank.
   *10.23         Fourth Term Note in  the sum of  $200,000  dated July 1, 1997, made by CTI Industries Corporation to First American Bank.
   *10.24         First  Amendment to Revolving  Note dated July 1, 1997 made by
                  CTI Industries Corporation to First American Bank.
   *10.25         Form of Financial  Advisory and  Consulting  Agreement.
  **10.26         Subscription  and  Loan  Agreement  dated  January  26,  1998, between CTI  Industries  Corporation  and Pulidos & Terminados
                  Finos S.A. de C.V.
    11.1          Computation of Earnings Per Share
    21            Subsidiaries  (incorporate  description  in Form 10-KSB  under
                  Item No. 1)
    27            Financial Data Schedule


 * Incorporated by reference to Exhibit, under same exhibit number, contained in Registrant's Form SB-2 Registration Statement (File No. 333-31969) effective November 5, 1997.

**    To be filed by Amendment.

Reports on Form 8-K

         There were no Reports on Form 8-K filed by the Company during the last quarter of fiscal 1997.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized on January 29, 1998.


                                           CTI INDUSTRIES CORPORATION



                                           By:     /s/ Howard W. Schwan
                                              -------------------------------
                                                Howard W. Schwan, President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signatures                      Title                           Date
----------                      -----                           ----

 /s/ Howard W. Schwan           President and Director          January 29, 1998
-------------------------
Howard W. Schwan

 /s/ John H. Schwan             Chairman and Director           January 29, 1998
-------------------------
John H. Schwan

 /s/ Stephen M. Merrick         Chief Executive Officer,        January 29, 1998
-------------------------
Stephen M. Merrick              Secretary, Chief Financial
                                Officer and Director

 /s/ John C. Davis              Vice President and Director     January 29, 1998
-------------------------
John C. Davis

 /s/ Stanley M. Brown           Director                        January 29, 1998
-------------------------
Stanley M. Brown

CTI Industries Corporation and Subsidiary

Table of Contents

                                                                       Page(s)

Report of Independent Accountants                                        F-2

Consolidated Financial Statements:

    Consolidated Balance Sheets as of October 31, 1996 and 1997       F-3 - F-4

    Consolidated Statements of Operations for the
       years ended October 31, 1996 and 1997                             F-5

    Consolidated Statements of Stockholders' Equity
       for the years ended October 31, 1996 and 1997                  F-6 - F-7

    Consolidated Statements of Cash Flows for the years
        ended October 31, 1996 and 1997                                  F-8

    Notes to Consolidated Financial Statements                        F-9 - F-23

Report of Independent Accountants


To the Board of Directors of
CTI Industries Corporation

We have audited the accompanying consolidated balance sheet of CTI Industries Corporation and subsidiary as of October 31, 1996 and 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended October 31, 1996 and 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CTI Industries Corporation and subsidiary as of October 31, 1996 and 1997, and the results of their operations, stockholders' equity and their cash flows for the years ended October 31, 1996 and 1997 in conformity with generally accepted accounting principles.







Chicago, Illinois

January 27, 1998

CTI Industries Corporation and Subsidiary

Consolidated Balance Sheet
as of October 31, 1996 and 1997



               ASSETS                                   1996            1997

Current assets:
     Cash                                         $    130,818    $    237,230
     Accounts receivable (less allowance for
         doubtful accounts of $129,998 and
         $136,050 at October 31, 1996 and 1997)      1,665,097       3,045,696
     Inventories                                     4,582,593       5,073,861
     Deferred tax assets                                 --            327,035
     Other                                             218,879         483,652
                                                  ------------    ------------

              Total current assets                   6,597,387       9,167,474
                                                  ------------    ------------

Property and equipment:
     Machinery and equipment                         6,237,128       6,711,978
     Building                                        2,168,563       2,175,713
     Office furniture and equipment                  1,082,665       1,058,150
     Land                                              250,000         250,000
     Leasehold improvements                            147,128         147,128
     Projects under construction                       114,926         402,714
                                                  ------------    ------------

                                                    10,000,410      10,745,683
     Less:  accumulated depreciation                (6,418,486)     (6,851,148)
                                                  ------------    ------------

              Total property and equipment, net      3,581,924       3,894,535
                                                  ------------    ------------

Other assets:
     Deferred IPO costs                                  --            445,067
     Deferred financing costs, net                     106,224          56,671
     Investment in joint venture                         --             81,816
     Note receivable                                     --            300,000
     Deferred tax assets                                 --            272,063
                                                  ------------    ------------

                                                       106,224       1,155,617
                                                  ------------    ------------

              Total assets                        $ 10,285,535    $ 14,217,626
                                                  ============    ============












The accompanying notes are an integral part of these consolidated financial statements.

CTI Industries Corporation and Subsidiary as of October 31, 1996 and 1997

LIABILITIES AND STOCKHOLDERS' EQUITY                            1996           1997


Current liabilities:
     Accounts payable                                      $ 2,755,700    $ 3,725,500
     Line of credit                                          2,058,816      3,017,940
     Stock redemption contract payable - current portion       100,000         30,533
     Advances from related parties                                --            3,750
     Notes payable - current portion                           402,798        580,097
     Accrued liabilities                                       932,575        867,432
                                                           -----------    -----------

              Total current liabilities                      6,249,889      8,225,252
                                                           -----------    -----------


     Stock redemption contract payable                          47,908           --
     Notes payable                                           3,056,923      2,885,151
     Subordinated debt                                            --          865,000
                                                           -----------    -----------

              Total long-term liabilities                    3,104,831      3,750,151
                                                           -----------    -----------

Redeemable common stock                                        450,000        450,000

Stockholders' equity:
     Convertible Preferred stock - $.91 par value,
       2,000,000 shares shares authorized,
         1,098,901 shares issued and outstanding,                                          Pro Forma
         including accumulated dividends of                                               (unaudited)
          $27,625 (October 31, 1996) and $63,917
         (October 31, 1997)                                  1,027,625      1,063,917    $      --


     Common stock - $.065 par value,
         11,000,000 shares authorized,
         1,131,507 (October 31, 1996),
         1,154,584 (October 31, 1997) and
         2,879,584 (pro forma) shares issued,
         987,125 (October 31, 1996),
         1,010,202 (October 31, 1997) and
         2,735,202 (pro forma) shares outstanding               73,548         75,048        187,173
     Class  B  Common  stock - $.91  par  value,
          1,100,000 shares authorized,
          1,098,901 shares outstanding                            --             --        1,000,000
     Paid-in-capital                                           230,348        248,348      5,605,713
     Retained earnings                                         137,194      1,179,274      1,179,274
     Foreign currency translation adjustment                      --           51,036         51,036
       Less:
         Treasury stock - 144,382 shares at cost              (370,700)      (370,700)      (370,700)
         Redeemable common stock                              (450,000)      (450,000)      (450,000)
         Stock subscription receivable                        (167,200)        (4,700)        (4,700)
                                                           -----------    -----------    -----------
              Total stockholders' equity                       480,815      1,792,223    $ 7,197,796
                                                           -----------    -----------    ===========



              Total liabilities and stockholders' equity   $10,285,535    $14,217,626
                                                           ===========    ===========



The accompanying notes are an integral part of these consolidated financial statements.

CTI Industries Corporation and Subsidiary

Consolidated Statements of Operations
for the years ended October 31, 1996 and 1997


                                                        1996            1997

Net sales                                          $ 13,910,104    $ 16,431,418

Cost of sales                                         8,558,053      10,265,117
                                                   ------------    ------------

              Gross profit on sales                   5,352,051       6,166,301
                                                   ------------    ------------

Operating expenses:
     Administrative                                   2,054,780       1,864,304
     Selling                                          2,387,027       2,375,293
     Advertising and marketing                          592,309         983,161
                                                   ------------    ------------

              Total operating expenses                5,034,116       5,222,758
                                                   ------------    ------------

Income from operations                                  317,935         943,543
                                                   ------------    ------------

Other income (expense):
     Interest expense                                  (553,027)       (667,060)
     Other                                               57,986         312,911
                                                   ------------    ------------

              Total other expense                      (495,041)       (354,149)
                                                   ------------    ------------

Income (loss) before income taxes                      (177,106)        589,394

Income tax expense (benefit)                              5,934        (550,184)
                                                   ------------    ------------

              Net income (loss)                        (183,040)      1,139,578

Dividends applicable to
     convertible preferred stock                        (74,211)        (97,500)
                                                   ------------    ------------

Income (loss) applicable to common shares          $   (257,251)   $  1,042,078
                                                   ============    ============


Primary income (loss) per common and
       common equivalent shares                    $      (0.20)   $       0.84
                                                   ============    ============

Fully diluted income (loss) per common
       and common equivalent shares                $       --      $       0.84
                                                   ============    ============

Weighted average number of shares
  and equivalent shares
  of common stock outstanding                         1,265,835       1,238,814
                                                   ============    ============



The accompanying notes are an integral part of these consolidated financial statements.

CTI Industries Corporation and Subsidiary

Consolidated Statements of Stockholders' Equity for the years ended October 31, 1996 and 1997




                                                                                                   Less
                                                                                  ---------------------------------------
                        Common Stock            Preferred Stock                    Treasury Stock  Redeemable   Stock
                     ----------------- Paid-In  -----------------      Retained   ----------------   Common  Subscription
                      Shares    Amount Capital   Shares    Amount      Earnings    Shares   Amount    Stock    Receivable    Total

Balance,
 October 31, 1995    1,131,507 $73,548 $230,348                         $394,445   41,818  $170,700           $126,450   $  401,191

  Payment on stock
    subscription
    receivable                                                                                                (119,250)     119,250

  Preferred stock
    subscription
    receivable                                                                                                 160,000     (160,000)

  Issuance of
    preferred stock                              1,098,901 $1,000,000                                                     1,000,000

  Accumulated
    preferred stock
    dividends                                                  27,625                                                        27,625

  Redeemable
   common stock                                                                                      $450,000              (450,000)

  Acquisition of
    treasury stock                                                                102,564   200,000                        (200,000)

  Net loss                                                              (183,040)                                          (183,040)

  Preferred
   dividends                                                             (74,211)                                           (74,211)
                     ---------  ------ --------  --------- ----------  ---------  -------  --------  -------- --------     --------
Balance,
 October 31, 1996    1,131,507 $73,548 $230,348  1,098,901 $1,027,625  $ 137,194  144,382  $370,700  $450,000 $167,200     $480,815
                     ---------  ------ --------  --------- ----------  ---------  -------  --------  -------- --------     --------




The accompanying notes are an integral part of these consolidated financial statements.

CTI Industries Corporation and Subsidiary for the years ended October 31, 1996 and 1997



                                                                                                 Less
                                                                                    ---------------------------------------
                   Common Stock           Preferred Stock                            Treasury Stock Redeemable   Stock
                 --------------- Paid-In  ----------------    Retained Translation    -------------    Common  Subscription
                 Shares   Amount Capital  Shares    Amount    Earnings Adjustment   Shares   Amount    Stock    Receivable  Total

Balance,
 October 31,
  1996        1,131,507 $73,548 $230,348 1,098,901 $1,027,625 $ 137,194            144,382  $370,700 $450,000 $167,200  $  480,815
 Payment on
  stock
  subscription
  receivable                                                                                                   (162,500)    162,500

 Common stock
  warrants
  exercised      23,078   1,500   18,000                                                                                    19,500

 Accumulated
  preferred
  stock
  dividends                                             36,292                                                               36,292

 Net income                                                    1,139,580                                                  1,139,580

 Foreign
  currency
  translation
  adjustment                                                              $51,036                                            51,036

 Dividends
  paid                                                           (97,500)                                                   (97,500)
              ---------  ------ -------- --------- ---------- ----------  -------   -------  -------- --------  ------- ----------
Balance,
 October 31,
  1997        1,154,585 $75,048 $248,348 1,098,901 $1,063,917 $1,179,274  $51,036   144,382  $370,700 $450,000  $ 4,700  $1,792,223
              =========  ====== ======== ========= ========== ==========  =======   =======  ======== ========  =======  ==========





The accompanying notes are an integral part of these consolidated financial statements.

CTI Industries Corporation and Subsidiary

Consolidated Statements of Cash Flows
for the years ended October 31, 1997 and 1996


                                                          1996          1997

Cash flows from operating activities:
     Net income (loss)                               $  (183,040)   $ 1,139,580
     Adjustments to reconcile
         net income (loss) to cash  provided
         by (used in) operating activities:
       Depreciation and amortization                     371,893        575,434
       Gain on sale of property and equipment            (20,712)       (42,942)
       Gain on settlement of legal claim                    --         (188,768)
       Provision for losses on
         accounts receivable and inventory               255,738        289,537
       Deferred income taxes                                --         (599,098)
       Change in assets and liabilities:
         Accounts receivable                           1,006,439     (1,458,699)
         Inventories                                     486,483       (702,706)
         Other assets                                    (12,526)    (1,009,841)
         Accounts payable and accrued expenses        (1,064,584)     1,160,540
                                                     -----------    -----------
           Net cash provided by (used in)
             operating activities                        839,691       (836,963)
                                                     -----------    -----------

Cash flows from investing activities:
     Proceeds from sale of
       property and equipment                             45,415          2,942
     Purchases of property and equipment                (495,880)      (838,491)
     Cash surrender value -
       officers' life insurance                           10,700           --
     Investment in joint venture                            --          (81,816)
                                                     -----------    -----------

           Net cash used in investing activities        (439,765)      (917,365)
                                                     -----------    -----------

Cash flows from financing activities:
     Stock redemption contract payments                  (52,092)       (77,375)
     Advances on line of credit                        3,270,970      8,408,078
     Repayments on line of credit                     (4,843,239)    (7,448,954)
     Proceeds from issuance of long-term debt          3,300,000        440,465
     Repayment of long-term debt                      (2,694,358)      (431,188)
     Proceeds from debt issued to related parties           --          865,000
     Proceeds from issuance of preferred stock           840,000        160,000
     Payment of debt issue costs                        (110,400)
     Payment on stock subscription receivable               --            2,500
     Dividends paid                                      (46,586)       (61,208)
                                                     -----------    -----------
           Net cash provided by
             (used in)  financing activities            (335,705)     1,857,318
                                                     -----------    -----------

Effect of exchange rate changes on cash                     --           3,422
                                                     -----------    -----------

Net increase in cash                                      64,221        106,412

Cash at beginning of period                               66,597        130,818
                                                     -----------    -----------

Cash at end of period                                $   130,818    $   237,230
                                                     ===========    ===========

Supplemental disclosures:
     Cash paid for interest                          $   617,952    $   606,040
     Cash paid for income taxes                            5,776           --

Noncash financing activities:
     Purchase of treasury stock
       through issuance of
       stock redemption contract payable             $   200,000    $      --
     Assets exchanged for settlement of debt                        $    40,000
     Common stock warrants exercised
       in exchange for contractual
       services received                                            $    19,500


The accompanying notes are an integral part of these consolidated financial statements.

CTI Industries Corporation and Subsidiary

Notes to Consolidated Financial Statements


  1    Nature of Operations

       CTI Industries Corporation (the "Company") and its United Kingdom subsidiary (CTI Balloons, Ltd.) design, manufacture and distribute balloon products throughout the world. The Company also operates systems for the production, lamination and printing of films used for food packaging and other commercial uses.



  2.   Summary of Significant Accounting Policies

       Principles of Consolidation

       The consolidated financial statements include the accounts of CTI Industries Corporation and its subsidiary CTI Balloons Limited. All significant intercompany accounts and transactions have been eliminated upon consolidation.

       Foreign Currency Translation

       The financial statements of foreign operations are translated into U.S. dollars in accordance with Statement of Financial Accounting Standards
       (SFAS) No. 52. Accordingly, all assets and liabilities are translated at current rates of exchange, and operating transactions are translated at weighted average rates during the year. The translation gains and losses, to the extent material, are accumulated as a component of stockholders' equity.

       Inventories

       Inventories are stated at the lower of cost or market. Cost is determined using standard costs which approximates costing determined on a first-in, first-out basis.

       Property and Equipment

       Property and equipment is stated at cost. Depreciation is computed using the straight-line and declining-balance methods over estimated useful lives of the related assets. The estimated useful lives range as follows:


                  Building                           25 years
                  Machinery and equipment            3-15 years
                  Office furniture and equipment     5-8 years
                  Leasehold improvements             5-8 years


       Depreciation expense was $525,880 and $367,717 for the years ended October 31, 1997 and 1996, respectively. Effective November 1, 1995, management determined that the useful life of certain equipment was longer than originally estimated. A change in accounting estimate was recognized to reflect this decision, resulting in a reduction in depreciation expense of $196,318 in 1996.

CTI Industries Corporation and Subsidiary

  2.   Summary of Significant Accounting Policies, continued

       Deferred Financing Costs

       Deferred financing costs consist of unamortized financing costs incurred in connection with the refinancing of long-term debt during fiscal 1996. These costs are being amortized on a straight-line basis over the term of the loans. Amortization expense was $4,176 and $49,554 for the years ended October 31, 1996 and 1997, respectively.

       Income Taxes

       The provision for income taxes and corresponding balance sheet accounts are determined in accordance with SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under SFAS 109, deferred tax assets and liabilities are determined based on temporary differences between the basis of certain assets and liabilities for income tax and financial reporting purposes, if any. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences. Income tax expense (benefit) is comprised of the current tax payable for the period and the change during the period in the deferred tax assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

       Revenue Recognition

       The Company recognizes revenue using the accrual method of accounting when title transfers upon shipment.

       Concentration of Credit Risk

       Concentration of credit risk with respect to trade accounts receivable is generally diversified due to the number of entities comprising the Company's customer base. The Company performs ongoing credit evaluations and provides an allowance for potential credit losses against the portion of accounts receivable which is estimated to be uncollectible. Such losses have historically been within management's expectations.

       Use of Estimates

       In preparing financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CTI Industries Corporation and Subsidiary

  2.   Summary of Significant Accounting Policies, continued

       Unaudited Pro Forma Stockholders' Equity

       The pro forma stockholders' equity as reflected on the Consolidated balance sheet presents estimated effects of the Company's initial public offering. (Note 18) The proforma information also reflects the anticipated conversion of all outstanding shares of Preferred Stock into shares of Class B Common Stock on a one-to-one ratio in conjunction with the initial public offering.

       Fair Value of Financial Instruments

       The Company utilizes a line of credit to finance short-term obligations. Management believes that this instrument bears interest at a rate which approximates prevailing market rates for instruments with similar characteristics, and accordingly, that the carrying value for this instrument is a reasonable estimate of fair value.

       Impairment of Long-Lived Assets

       The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Company assesses the impairment of its long-lived assets, including goodwill and property, plant and equipment, whenever economic events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable. Long-lived assets are considered to be impaired when the sum of the expected future cash flows, undiscounted and without interest charges, is less than the carrying amounts of the related assets.

       Computation of Income (Loss) Per Share

       The computation of income (loss) per share as reflected on the consolidated statement of operations is based on the weighted average number of common and common equivalent shares outstanding during the period. Common stock equivalents consist of outstanding stock options, which pursuant to Staff Accounting Bulletin No. 83 of the Securities and Exchange Commission, are included in the weighted average shares as if they were outstanding for the entire period to the extent granted within the twelve months preceding the contemplated public offering date, using the treasury stock method until such time as shares are issued. The primary weighted average number of common and equivalent shares outstanding was 1,265,835 and 1,238,814 for the years ended October 31, 1996 and 1997.

CTI Industries Corporation and Subsidiary

  2.   Summary of Significant Accounting Policies, continued

       Computation of Income (Loss) Per Share, continued

       Information regarding income (loss) per share has been computed on a historical basis under the provisions of Accounting Principles Board Opinion No. 15.

                                                      Years ended October 31,
                                                   ----------------------------
                                                        1996            1997
         Primary earnings per share:
           Net income (loss) per share             $     (0.25)     $      1.04
                                                   ===========      ===========

           Weighted average shares outstanding       1,026,572          999,551
                                                   ===========      ===========

         Fully diluted earnings per share:
           Net income per share                                     $      0.57
                                                                    ===========
           Weighted average shares outstanding                        2,002,298
                                                                    ===========

       For the year ended October 31, 1996, fully diluted earnings per share has not been presented as the result would be anti-dilutive to the net loss per share.

       Reverse  Stock Split

       Effective July 22, 1997, the Company approved a reverse stock split of 1 share for every 2.6 shares of common stock outstanding. All share information retroactively reflects the effect of this split.


  3.   Inventory

       Inventory is comprised of the following:

                                            October 31,   October 31,
                                                 1996         1997

               Raw materials                 $  278,976   $  243,858
               Work in process                  745,091    1,008,296
               Finished goods                 3,558,526    3,821,707
                                             ----------   ----------

                       Total inventory       $4,582,593   $5,073,861
                                             ==========   ==========

CTI Industries Corporation and Subsidiary

  4.   Line of Credit

       The Company has a bank line of credit, due July 1, 1998, which provides for a maximum borrowing limit of $3,250,000 of which $230,061 and $941,184 was available at October 31, 1997 and 1996, respectively. Advances under the line of credit are subject to a borrowing base, as defined in the line of credit agreement. Interest is payable monthly at prime plus 1% (prime was 8.5% and 8.25% at October 31, 1997 and 1996, respectively). The line of credit is collateralized by all assets of the Company. The line of credit agreement contains, among other provisions, certain covenants relating to the maintenance of tangible net worth.



  5.   Stock Redemption

       In March 1996, the Company entered into a Stock Redemption Agreement with a shareholder which was subsequently amended June 27, 1997. Under the amended Stock Redemption Agreement the Company has the right but not the obligation to redeem up to 333,333 shares of Common Stock owned by the shareholder at the price of $1.95 per share at any time through January 31, 1998. Commencing March 1, 1998 through February 28, 2000, the Company is obligated to pay to the shareholder, for the redemption of shares at $1.95 per share (i) an amount equal to 2% of the Company's pretax profits each fiscal quarter (beginning with the quarter ended February 28, 1998) and (ii) an amount equal to 2% (but not to exceed $3,000) of the amount the latex and mylar balloon revenues exceed $1.3 million in any month. The Company also has the right to redeem additional shares of Common Stock from the shareholder during this period at $1.95 per share, provided total number of shares subject to redemption under the Stock Redemption Agreement does not exceed 333,333. Redeemable common stock has been reflected as a liability with a contra equity account on the balance sheet. As of the date of this report, 102,564 shares of Common Stock have been redeemed under the Stock Redemption Agreement.

CTI Industries Corporation and Subsidiary

  6.   Notes Payable

       Long-term debt at October 31, 1997 consists of:

         First Term Loan,  payable in monthly  installments of $18,333 including interest at prime plus 1% due September 1,
              2001.  Collateralized by all assets of the Company.                              $ 2,151,264

         Second Term Loan, payable in monthly installments of
              $19,617 including interest at 8.75% due at various
              times through September 1, 2001.  Collateralized
              by all assets of the Company.                                                        861,667

         Third Term Loan,  payable in monthly installments of $7,739 plus interest at prime plus 1% due October 1, 2000.
              Collateralized by all assets of the Company.                                         222,465

         Fourth Term Loan, payable  in monthly  installments of $16,667 plus interest at prime plus 1% due July 1, 1998.
              Collateralized by all assets of the Company.                                         149,999

         Installment Loan, payable in monthly installments of $9,583 plus interest at 10.5% due May 1, 1998.
              Collateralized by equipment purchased.                                                57,500

         Installment Loans, payable in monthly installments of $1,674 including interest at 7.99% and 8.5% due at various
              times  through  March, 2000.
              Collateralized by vehicles purchased.                                                 22,362
                                                                                               -----------
              Total                                                                              3,465,257

         Less current portion                                                                     (580,097)
                                                                                               -----------

              Total long-term debt                                                             $ 2,885,160
                                                                                               ===========


       Future minimum principal payments for amounts outstanding under long-term debt agreements are as follows for the years ended October 31:

                    1998                           $     580,097
                    1999                                 369,727
                    2000                                 315,024
                    2001                               2,200,409
                    2002                                    --
                                                   -------------

                                                   $   3,465,257
                                                   -------------


       The loan agreements contain, among other provisions, certain covenants relating to the maintenance of tangible net worth.

CTI Industries Corporation and Subsidiary

  7.   Convertible Preferred Stock

       The Company restated its certificate of incorporation to provide for two classes of capital stock, Common and Preferred.

       The total number of shares of Preferred Stock authorized is 2,000,000, with a par value of ninety-one cents ($.91) per share. The preferred shares are entitled to preferential cumulative dividends at the rate of 13% per annum of the par value, payable only when, as, and if declared by the Board of Directors. As long as the Preferred Stock is outstanding, there shall be no dividends declared or paid on any shares of Common Stock. Preferred shares may be converted by the holder into common shares at any time (See Note 13).



  8.   Income Taxes

       The income tax provisions (benefits) as of October 31, are comprised of the following:

                                                          1996          1997

          Current:
               Federal                                 $     (34)   $   3,209
               State                                         192         --
               Foreign                                     5,776       45,705
                                                       ---------    ---------

                                                           5,934       48,914
                                                       ---------    ---------

          Deferred:
               Federal                                      --       (551,630)
               State                                        --        (47,468)
                                                       ---------    ---------

                                                            --       (599,098)
                                                       ---------    ---------

                Total income tax provision (benefit)   $   5,934    $(550,184)
                                                       =========    =========

CTI Industries Corporation and Subsidiary

  8.   Income Taxes, continued

       The components of the net deferred tax asset (liability) are as follows:

                                                            1996         1997

     Deferred tax assets:
       Accounts receivable allowance                   $   43,331   $   51,369
       Inventory valuation                                 54,826       78,519
       Accrued liabilities                                220,964      150,294
       Net operating loss carryforwards                   636,190      570,542
       Alternative minimum tax credit carry forwards      338,612      341,979
                                                       ----------   ----------

               Total deferred tax assets                1,293,923    1,192,703

     Deferred tax liabilities:
       Book over tax basis of capital assets              458,706      593,605

     Less:  Valuation allowance                           835,217         --
                                                       ----------   ----------

               Net deferred tax asset                  $     --     $  599,098
                                                       ==========   ==========



       As of October 31, 1996, the Company maintained a valuation allowance with respect to deferred tax assets as a result of the uncertainty of ultimate realization. At October 31, 1997, management determined it was more likely than not that the net operating loss and alternative minimum tax credit carryforwards would be realized, accordingly the valuation allowance was removed. At October 31, 1996 and 1997 the Company has net operating loss carryforwards for tax purposes of approximately $1,600,000 and $1,500,000. These carryforwards expire in the years 2010 and 2011. In addition, the Company has approximately $339,000 and $342,000 as of October 31, 1996 and 1997 of alternative minimum tax credits which have no expiration date.

       Income tax provisions differed from the taxes calculated at the statutory federal tax rate as follows:

                                                              Years ended
                                                        -----------------------
                                                               October 31,
                                                            1996         1997

          Taxes at statutory rate                       $ (60,216)   $ 200,395
          State income taxes                                  127      (31,455)
          Foreign taxes paid                                5,776       45,705
          Foreign income                                     --        (68,078)
          Increase (decrease)
             in valuation allowance                        59,164     (564,276)
          Correction of prior estimates                     1,083     (141,592)
          Other                                              --          9,117
                                                        ---------    ---------

                   Income tax provision (benefit)       $   5,934    $(550,184)
                                                        =========    =========

CTI Industries Corporation and Subsidiary

 9.    Employee Benefit Plan

       Effective January 1, 1993, the Company established a defined contribution plan for substantially all employees. The plan provides for the Company matching contributions on the first $300 of employee contributions with an additional bonus match of 1% of compensation for all participants who are employees on the last day of the plan year. Profit sharing contributions may also be made at the discretion of the Board of Directors. Employer contributions to the plan totaled $52,903 and $52,369 for the years ended October 31, 1997 and 1996, respectively.



 10.   Related Party Transactions

       The Company obtains legal services from a law firm in which several shareholders of the law firm are also shareholders of the Company, and in which one shareholder of the law firm is both a director and a shareholder of the Company. Legal fees incurred with this firm were $236,071 and $123,872 for the years ended October 31, 1997 and 1996.

       The  Company  purchases   packaging  materials  from  entities  in  which
       shareholders of the Company maintain an ownership interest. Purchases from these affiliates were $233,842 and $1,106,649 for the years ended October 31, 1997 and 1996.


11.    Joint Venture

       Effective September 16, 1996, the Company entered into a joint venture agreement with a manufacturer in Mexico. The joint venture will engage in the production and packaging of balloons. Under the agreement, both entities will hold a 50% interest in the joint venture. As of October 31, 1997, the Company has made capital investment in the joint venture of $81,816.


12.    Commitments and Contingencies

       Operating Leases

       The Company leases certain production facilities under a noncancelable lease with monthly payments of $21,432 expiring December 31, 1999. The Company subleases approximately 70% of this facility through August, 1998. The Company's United Kingdom subsidiary also maintains a lease for office and warehouse space which expires in 2019.

       The Company leases a office equipment and automobiles under operating leases which expire on various dates between November 1997 and September 2002.

CTI Industries Corporation and Subsidiary

12.    Commitments and Contingencies, continued

       Operating Leases, continued

       The net rent expense of all leases was $401,242 in 1997 and $528,654 in 1996.

       The future aggregate minimum net lease payments under existing agreements as of October 31, are as follows:

                                  Lease        Sublease
                                 Payments       Income         Net

          1998                  $ 351,410     $ 139,280     $ 212,130
          1999                    344,905                     344,905
          2000                     11,608                     116,608
          2001                     71,044                      71,044
          2002                     71,044                      71,044
          Thereafter              930,600                     930,600


       Litigation

       The Company is a defendant in business-related litigation. Management does not believe the outcome of such litigation will have a material adverse effect on the Company's financial position and results of operations. Other income includes $188,000 resulting a negotiated settlement at an amount less than previously estimated loss accruals.

       The Company has certain merchandising license agreements that require royalty payments based upon the Company's net sales of the respective products. The agreements call for guaranteed minimum commitments that are determined on a calendar year basis. Future guaranteed commitments due, as computed on a pro rata basis, as of October 31, are as follows:

                    1998                       $  438,103
                    1999                            9,464
                    2000                            3,016

CTI Industries Corporation and Subsidiary

 13.   Recapitalization

       In July 1997, the Company authorized a recapitalization (the "Recapitalization") without a formal reorganization. As part of the Recapitalization, the Board of Directors approved the creation of Class B Common Stock and negotiated a conversion of all then outstanding shares of the Company's Convertible Preferred Stock into an aggregate of 1,098,901 shares of Class B Common Stock effective with the proposed initial public offering. The shares of the Class B Common Stock contain rights identical to shares of Common Stock, except that shares of Class B Common Stock, voting separately as a class, have the right to elect four of the Company's seven directors. Shares of the Common Stock and Class B Common Stock, voting together as a class, vote on all other matters, including the election of the remaining directors. The Board of Directors also approved a 1 for 2.6 reverse stock split on both the Common Stock and Class B Common Stock. The recapitalization and related transactions were approved by written consent of the shareholders.



 14.   Stock Options

       Under the Company's 1997 Stock Option Plan (effective July 1, 1997), a total of 300,000 shares of Common Stock are reserved for issuance under the Stock Option Plan. As of October 31, 1997, 121,000 options to purchase shares of Common Stock have been granted. The options are exercisable immediately upon grant and have a term of ten years. The Plan provides for the award of options, which may either be incentive stock options ("ISOs") within the meaning of Section 422A of the Internal Revenue Code of 1986, as amended (the "Code") or non-qualified options ("NQOs") which are not subject to special tax treatment under the Code. The Plan is administered by the Board or a committee appointed by the Board (the "Administrator"). Officers, directors, and employees of, and consultants to, the Company or any parent or subsidiary corporation selected by the Administrator are eligible to receive options under the Plan. Subject to certain restrictions, the Administrator is authorized to designate the number of shares to be covered by each award, the terms of the award, the date on which and the rates at which options or other awards may be exercised, the method of payment and other terms.

       The exercise price for ISOs cannot be less than the fair market value of the stock subject to the option on the grant date (110% of such fair market value in the case of ISOs granted to a stockholder who owns more than 10% of the Company's Common Stock). The exercise price of a NQO shall be fixed by the Administrator at whatever price the Administrator may determine in good faith. Unless the Administrator determines otherwise, options generally have a 10-year term (or five years in the case of ISOs granted to a participant owning more than 10% of the total voting power of the Company's capital stock). Unless the Administrator provides otherwise, options terminate upon the termination of a participant's employment, except that the participant may exercise an option to the extent it was exercisable on the date of termination for a period of time after termination.

CTI Industries Corporation and Subsidiary

 14.   Stock Options, continued

       In December, 1996, certain members of company management were issued warrants to purchase 230,769 shares of the Company's Common Stock at an exercise price of $.91 per share in consideration of their facilitating and guaranteeing a bank loan to the Company in the amount of $6.3 million. The warrants have a term of six years.

       In June, 1997, the Company issued in a private placement notes in the principal amount of $865,000, together with warrants to purchase up to 277,244 shares of the Company's Common Stock at an exercise price of $3.12 per share. The warrants have a term of five years.

       The following is a summary of the activity in the Company's stock option plans and other options issued for the year ended October 31, 1997.

          Outstanding, beginning of period                     --
          Granted                                           629,013
          Exercised                                            --
          Canceled                                             --
                                                            -------
          Outstanding at the end of period                  629,013
                                                            =======
          Weighted average exercise price per share         $  2.57
                                                            =======
          Exercisable at end of period                      629,013
                                                            =======
          Available for grant at end of period              179,000
                                                            =======





       The Company applies the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", for its employee stock-based compensation programs. Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation" encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options and other equity instruments to employees based on new fair value accounting rules. Although expense recognition for employee stock based compensation is not mandatory, SFAS No. 123 requires companies that choose not to adopt the new fair value accounting to disclose pro-forma net income and earnings per share under the new method.

CTI Industries Corporation and Subsidiary

 14.   Stock Options, continued

       Accounting for Stock Options, continued

       The Company recognizes compensation cost for stock-based compensation awards equal to the difference between the quoted market price of the stock at the date of grant or award and the price to be paid by the employee upon exercise in accordance with the provisions of APB No. 25. Based upon the terms of Company's current stock option plans, the stock price on the date of grant and price paid upon exercise are the same, thus no compensation charges is required to be recognized.

       As allowed by SFAS No. 123, the Company will continue to apply the provisions of APB No. 25 in accounting for its stock-based employee compensation arrangements and will disclose pro forma net income and earnings per share information in its footnotes as if the fair value method suggested in SFAS No. 123 had been applied.

       If compensation cost based on fair value method of the options had been used, the Company's net income and earnings per common share (EPS) would have been as follows:

                                                                      1997

                 Net income (loss)              As reported       $   1,140
                                                Pro Forma              (312)


                 EPS                            As reported       $    0.84
                                                Pro Forma             (0.25)


       The fair value of each option was estimated as of the date of the grant using the Black-Scholes option pricing model based on the following assumptions: volatility of 20.0%; expected life of 5 years; risk-free interest rate of 6.5%; and no payment of dividends expected during the life of the options. The weighted average fair value of options granted during the year ending October 31, 1997 is $2.21 per share.



 15.   Private Placement

       In June 1997, the Company issued notes in the principal amount of $865,000, together with warrants to purchase 277,244 shares of the Company's Common Stock at $3.12 per share. A substantial portion of these notes and warrants were purchased by an investor group comprised principally of members of Company management.

CTI Industries Corporation and Subsidiary

16.    Future Adoption of Recently Issued Accounting Standards

       During 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share", SFAS No. 129, "Disclosure of Information about Capital Structure," SFAS No. 130, "Reporting Comprehensive Income Summary," and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information".

       SFAS No. 128 establishes standards for the computation, presentation, and disclosure requirements for earnings per share and is effective for both interim and annual periods ending after December 15, 1997. FASB 128 is not expected to have a material impact upon reported earnings per share. SFAS No. 129 consolidates the existing requirements relating to disclosure of certain information about an entity's capital structure. SFAS No. 130 establishes standards for reporting comprehensive income to present a measure of all changes in equity that result from renegotiated transactions and other economic events of the period other than transactions with owners in their capacity as owners. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources and includes net income. SFAS No. 131 specifies revised guidelines for determining an entity's operating segments and the type and level of financial information to be disclosed. This standard requires that management identify operating segments based on the way that management disaggregates the entity for making internal operating decisions.

       With the exception of SFAS No. 128, all of the aforementioned statements are effective for fiscal years beginning after December 15, 1997. Management has not determined what impact these standards, when adopted, will have on the Company's financial statements.

CTI Industries Corporation and Subsidiary

 17.   Geographic Segment Data (Unaudited)

       The Company's operations consist of a single business segment which designs, manufactures, and distributes balloon products. Transfers between geographic areas were primarily at cost. The Company's subsidiary has assets consisting primarily of trade accounts receivable and inventory. Sales and selected financial information by geographic area for the years ended October 31, 1996 and 1997 are as follows:


                                                      United
                                    United            Kingdom          Eliminations     Consolidated
         1996                       States
         Revenues                  $ 13,055,900      $  1,408,683     $    (554,479)   $  13,910,104
         Operating income (loss)        289,521            28,414                            317,935
         Net income (loss)             (208,784)           25,744                           (183,040)
         Total assets                  9,613,062          672,473                         10,285,535


         1997

         Revenues                  $  15,435,746     $  1,934,451    $     (938,779)   $  16,431,418
         Operating income                815,771          127,772                            943,543
         Net income                      985,055          154,523                          1,139,578
         Total assets                 13,814,872        1,057,963          (655,209)      14,217,626




 18.   Subsequent Events

       On November 5, 1997, the Company issued 1,500,000 shares of common stock to the public at $4.00 per share. The underwriting discounts and commissions against the sale were $868,443 and the direct costs incurred by the Company were $445,067.

       On November 21, 1997, in connection with the underwriting option to purchase additional shares to cover over-allotments, the Company issued 225,000 additional shares of common stock to the public at $4.00 per share. The underwriting discount and commissions against the sale were $117,000 with the net proceeds to the Company amounting to $783,000.

       On January 26, 1998, the Company entered into an agreement to purchase a 45% common stock interest in a Mexican manufacturer for consideration of $800,000. The purchase will be effective February 1, 1998.