Form 10KSB/A
period 1997-10-31
CTI INDUSTRIES CORP
filed 1998-02-09
CIK 1042187

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
                                 AMENDMENT NO. 1

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
  (State or other jurisdiction of        (I.R.S. Employer Identification Number)
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



                            To Include Exhibit 10.26