Form 10KSB/A
period 1997-10-31
CTI INDUSTRIES CORP
filed 1998-02-27
CIK 1042187

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB-A
                               AMENDMENT NO. 2 TO
                            ANNUAL REPORT PURSUANT TO
                      SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended October 31, 1997

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




         Amendment to include Part III information. Portions of Registrant's Proxy Statement will not be incorporated by reference into this Form 10KSB-A.

PART III

Item No. 9        Directors, Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act


Directors and Executive Officers

         The Company's current directors and executive officers and their ages, as of January 15, 1998, are as follows:


           Name               Age             Position with Company
--------------------------   -----    -----------------------------------

John H. Schwan                 53     Chairman and Director
Stephen M. Merrick             55     Chief Executive Officer, Secretary,
                                      Chief Financial Officer and Director
Howard W. Schwan               43     President and Director
John C. Davis                  64     Executive Vice President and Director
Sharon Konny                   39     Manager of Finance and Administration
Brent Anderson                 31     Vice President of Manufacturing
Stanley M. Brown               51     Director



         All directors hold office until the annual meeting of stockholders next following their election and/or until their successors are elected and qualified. Officers are elected annually by the Board of Directors and serve at the discretion of the Board. Information with respect to the business experience and affiliation of the directors and the executive officers of the Company is set forth below.

         John H. Schwan, Chairman. Mr. Schwan has been an officer and director of the Company since January, 1996. Mr. Schwan has been the President and principal executive officer of Packaging Systems, Inc. and affiliated companies for over the last 10 years. Mr. Schwan devotes approximately 20% of his time to his position as Chairman of the Company and the balance of his time to Packaging Systems, Inc. and affiliates. Mr. Schwan has over 20 years of general management experience, including manufacturing, marketing and sales. Mr. Schwan served in the U.S. Army Infantry in Vietnam from 1966 to 1969, where he attained the rank of First Lieutenant.

         Stephen M. Merrick, Chief Executive Officer and Secretary. Mr. Merrick was President of the Company from January, 1996 to June, 1997 when he became Chief Executive Officer of the Company. Mr. Merrick devotes approximately 20% of his time to his position as Chief Executive Officer of the Company and the balance of his time is devoted to the practice of law. He has been a director and Secretary of the Company since inception. Mr. Merrick is a principal of the law firm of Fishman Merrick Miller Genelly Springer Klimek & Anderson, P.C. of Chicago, Illinois and has
been engaged in the practice of law for more than 30 years. He is also Secretary, Director and a member of the Management Committee of Reliv International, Inc. (NASDAQ), a manufacturer and direct marketer of nutritional supplements and food products.

         Howard W. Schwan, President. Mr. Schwan has been associated with the Company for 17 years principally in the management of the production and engineering operations of the Company. Mr. Schwan was appointed as Vice President of Manufacturing in November, 1990, was appointed as a director in January, 1996, and was appointed as President in June, 1997. Mr. Schwan manages administration, production and engineering functions as well as the sales function for latex balloons and custom and created films.

         John C. Davis, Executive Vice President-Sales. Mr. Davis has been associated with the Company since 1975 and was President and a director of the Company from that time to January, 1996. Mr. Davis has been active in a sales and marketing capacity and, in January, 1996, became Executive Vice President of Sales.

         Sharon Konny, Manager of Finance and Administration. Ms. Konny has been Manager of Finance and Administration at the Company since October, 1996. From November of 1992 to 1996, she was an Assistant Vice President of First Chicago Corporation, initially as Loan Servicing Manager of the Mortgage Services Division and in December, 1994, achieving the position of Manager of Financial Administration for the First Card Division. She became a Certified Public Accountant in 1992.

         Brent Anderson, Vice President of Manufacturing. Mr. Anderson has been employed by the Company since January, 1989, and has held a number of engineering positions with the Company including Plant Engineer and Plant Manager. In such capacities Mr. Anderson was responsible for the design and manufacture of much of the Company's manufacturing equipment. Mr. Anderson was appointed Vice President of Manufacturing in June, 1997.

         Stanley M. Brown, Director. Mr. Brown was appointed as a director of the Company in January, 1996. Mr. Brown has been President of Inn-Room Systems, Inc., a manufacturer and lessor of in-room vending systems for hotels since March, 1996 and, since 1990, has been President of Surface Preparation Systems, Inc., a company engaged in the business of developing and marketing equipment for the preparation, cleaning and profiling of concrete and other surfaces. From 1968 to 1989, Mr. Brown was with the United States Navy as a naval aviator, achieving the rank of Captain.

         John H. Schwan and Howard W. Schwan are brothers.


Section 16(a) Beneficial Ownership Reporting Compliance

         There were no late filings required by Section 16(a) during the most recent fiscal year or prior years by any officer, director or 10% shareholder.

Item No. 10       Executive Compensation

Executive Compensation

     The following table sets forth certain information with respect to the compensation paid or accrued by the Company to its President, Chief Executive Officer and any other officer who received compensation in excess of $100,000 ("Named Executive Officers").



                           Summary Compensation Table

                                                        Annual Compensation
                                   ------------------------------------------------------------
                                                                  Other Annual      All Other
        Name and                             Salary     Bonus     Compensation     Compensation
   Principal Position               Year       ($)       ($)           ($)              ($)
 -------------------------         ------   --------  ----------  -------------  --------------

Stephen M. Merrick                  1997    $ 63,750         --          --              --
Chief Executive Officer             1996    $ 45,000         --          --              --
                                    1995         --          --          --              --

Howard W. Schwan                    1997    $121,600         --     $  6,145(1)     $  1,115(3)
President                           1996    $108,500         --     $  6,957(1)     $  1,250(3)
                                    1995    $ 94,231         --     $  6,933(1)     $  1,242(3)

John C. Davis                       1997    $150,000         --     $  8,374(2)     $  1,666(3)
Executive Vice                      1996    $195,177         --     $ 11,438(2)     $  3,252(3)
President-Sales                     1995    $280,000    $248,000    $ 23,747(2)     $  5,150(3)


------------

(1)      Perquisites include country club membership ($5,000).

(2) Perquisites include country club membership ($5,000) and allocated personal use of Company vehicles ($3,374 in 1997, $5,158 in 1996 and $16,767 in 1995).

(3) Company contribution to the Company 401(k) Plan as pre-tax salary deferral.


         No Named Executive Officer owns any options or warrants issued in connection with their employment. Certain Named Executive Officers received warrants to purchase Common Stock of the Company in connection with their guarantee of certain bank loans secured by the Company and in connection with their participation in a private offering of notes and warrants conducted by the Company. See Item 12. No Named Executive Officer received or exercised any stock options during the fiscal year ended October 31, 1997.

Employment Agreements

         In April, 1996, the Company entered into an employment agreement with John C. Davis as Executive Vice President-Sales, which provided for an annual salary of $150,000. The term of the agreement was through January 31, 1998. On June 27, 1997, the agreement was amended to extend the term through January 31, 2000, and to provide for an annual salary of $120,000 per year. The agreement contains covenants of Mr. Davis not to use the Company's confidential information while such information remains confidential and establishing the Company's rights to inventions created by Mr. Davis during the term of employment. Mr. Davis' agreement does not contain a covenant not to compete.

         In June, 1997, the Company entered into an Employment Agreement with Howard W. Schwan as President, which provides for an annual salary of not less than $135,000. The term of the Agreement is through June 30, 2002. The Agreement contains covenants of Mr. Schwan with respect to the use of the Company's confidential information, establishes the Company's right to inventions created by Mr. Schwan during the term of employment, and includes a covenant of Mr. Schwan not to compete with the Company for a period of three years after the date of termination of the Agreement.


Director Compensation

         Directors are not compensated for their services as directors. John Schwan was compensated in the amount of $12,000 in fiscal 1997 for his services as Chairman of the Board of Directors.


Item No. 11       Security Ownership of Certain Beneficial Owners and Management

Principal Stockholders

         The following table sets forth certain information with respect to the beneficial ownership of the Company's capital stock, as of January 15, 1998 by
(i) each stockholder who is known by the Company to be the beneficial owner of more than 5% of the Company's Common Stock or Class B Common Stock, (ii) each director and executive officer of the Company who owns any shares of Common Stock or Class B Common Stock, and (iii) all executive officers and directors as a group. Except as otherwise indicated, the Company believes that the beneficial owners of the shares listed below have sole investment and voting power with respect to such shares.



                               Shares of Class B            Shares of Common
                                  Common Stock             Stock Beneficially         Percent of
 Name and Address(1)         Beneficially Owned(2)(3)            Owned(2)           Common Stock(4)
----------------------       ------------------------     -------------------       ---------------

Stephen M. Merrick                    219,781                     318,807(5)             13.42
John H. Schwan                        329,670                     189,103(6)             12.89
Howard W. Schwan                      164,835                      92,949(7)              6.56
John C. Davis                             --                      464,281(8)             11.96
Sharon Konny                              --                       12,000(9)               *
Brent Anderson                            --                       12,000(9)               *
Stanley M. Brown                          --                        5,000(10)              *
747 Glenn Avenue
Wheeling, IIllinois
Frances Ann Rohlen                    274,725                         --                  7.17
c/o Cheshire Partners
1504 Wells
Chicago, Illinois 60610
Philip W. Colburn                     109,890                     118,267(11)             5.95
All directors and executive           714,286                   1,094,140                41.37
officers as a group (7 persons)


*less than one percent



(1) Except as otherwise indicated, the address of each stockholder listed above is c/o CTI Industries Corporation, 22160 North Pepper Road, Barrington, Illinois 60010.

(2) A person is deemed to be the beneficial owner of securities that can be acquired within 60 days from the date set forth above through the exercise of any option, warrant or right. Shares of Common Stock subject to options, warrants or rights that are currently exercisable or exercisable within 60 days are deemed outstanding for purposes of computing the percentage ownership of the person holding such options, warrants or rights, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(3) Figures below represent all Class B Common Stock outstanding. Beneficial ownership of shares of Class B Common Stock for Messrs. Merrick, John Schwan, Howard Schwan and Ms. Rohlen include indirect ownership of such shares through CTI Investors, L.L.C. See "Certain Transactions."

(4) Assumes conversion of all shares of Class B Common Stock into shares of Common Stock.







(5) Includes warrants to purchase up to 76,923 shares of Common Stock at $.91 per share and warrants to purchase up to 100,961 shares of Common Stock at $3.12 per share.

(6) Includes warrants to purchase up to 76,923 shares of Common Stock at $.91 per share and warrants to purchase up to 112,180 shares of Common Stock at $3.12 per share.

(7) Includes warrants to purchase up to 76,923 shares of Common Stock at $.91 per share and warrants to purchase up to 16,026 shares of Common Stock at $3.12 per share.

(8) Includes warrants to purchase up to 48,077 shares of Common Stock at $3.12 per share, and 230,769 shares of Common Stock subject to redemption by the Company. See "Certain Transactions."

(9) Includes incentive stock options to purchase up to 12,000 shares of Common Stock at the initial public offering price per share of Common Stock.

(10) Includes non-qualified stock options to purchase up to 5,000 shares of Common Stock at the initial public offering price per share of Common Stock.

(11)     Includes shares held by immediate family members.



Item No. 12       Certain Relationships and Related Transactions

Certain Transactions

         In March 1996, the Company entered into a Stock Redemption Agreement with John C. Davis which was subsequently amended June 27, 1997. Under the amended Stock Redemption Agreement the Company was obligated to redeem 102,564 shares of Common Stock and has the right, but not the obligation, to redeem up to an additional 230,769 shares of Common Stock owned by Mr. Davis at the price of $1.95 per share at any time through January 31, 1998. Commencing March 1, 1998 through February 28, 2000, the Company is obligated to pay to Mr. Davis, for the redemption of shares at $1.95 per share (i) an amount equal to 2% of the Company's pretax profits each fiscal quarter (beginning with the quarter ended February 28, 1998) and (ii) an amount equal to 2% (but not to exceed $8,000) of the amount by which latex and mylar balloon revenues exceed $1.3 million in any month. The Company's obligations terminate once a total of 333,333 shares of Common Stock have been redeemed under the Stock Redemption Agreement. The Company also has the right to redeem additional shares of Common Stock from Mr. Davis during this period at $1.95 per share, provided that the total number of shares subject to redemption under the Stock Redemption Agreement does not exceed 333,333. As of the date of this Offering 102,564 shares of Common Stock have been redeemed pursuant to the Stock Redemption Agreement.

         In March and May of 1996, a group of investors made an equity investment of $1,000,000 in the Company in return for 1,098,901 shares of Preferred Stock, $.91 par value. Each share of Preferred Stock was entitled to an annual cumulative dividend of 13% of the purchase price, and was convertible into one share of Common Stock. The shares of Preferred Stock, voting separately as a class, were entitled to elect four of the Company's directors. CTI Investors, L.L.C., an Illinois limited liability company, invested $900,000 in the shares of Preferred Stock. Members of CTI Investors, L.L.C. include Howard
W. Schwan, John H. Schwan and Stephen M. Merrick, members of management, and Frances Ann Rohlen.

         In December, 1996, Howard W. Schwan, John H. Schwan and Stephen M. Merrick were each issued warrants to purchase 76,923 shares of the Company's Common Stock at an exercise price of $.91 per share in consideration of their facilitating and guaranteeing a bank loan to the Company in the amount of $6.3 million. The warrants have a term of six years.

         In June, 1997, the Company issued in a private placement notes in the principal amount of $865,000, together with warrants to purchase up to 277,244 shares of the Company's Common Stock at an exercise price of $3.12 per share.
The warrants have a term of five years. Howard W. Schwan, John H. Schwan, Stephen M. Merrick and John C. Davis, members of management, purchased $50,000, $350,000 and $315,000 and $150,000, respectively, of the notes and warrants. Mr. John Schwan and Mr. Merrick applied advances of $200,000 each, made to the Company in January, 1997, toward the purchase of notes and warrants.

         Stephen M. Merrick, Chief Executive Officer of the Company, is a principal of the law firm of Fishman Merrick Miller Genelly Springer Klimek & Anderson, P.C. which serves as general counsel of the Company. In addition, Mr. Merrick owns 219,781 shares of Class B Common Stock, 140,923 shares of Common Stock, warrants to purchase 76,923 shares of Common Stock at $.91 per share, and warrants to purchase 100,961 shares of Common Stock at $3.12 per share. Other members of the firm of Fishman Merrick Miller Genelly Springer Klimek & Anderson, P.C. own an aggregate of 53,561 shares of Common Stock. Legal fees incurred from the firm were $123,872 and $236,071 for the years ended October 31, 1996 and 1997, respectively.

         John H. Schwan is the president and shareholder of Packaging Systems, Inc. and affiliated companies. The Company made purchases of packaging materials from these entities in the amount of $1,106,649 and $233,842 during the year ended October 31, 1996 and 1997, respectively.

         The Company believes that each of the transactions set forth above were entered into, and any future related party transactions will be entered into, on terms as fair as those obtainable from independent third parties. All related party transactions, including loans and forgiveness of debt, must be approved by a majority of disinterested directors.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized on February 27, 1998.


                                       CTI INDUSTRIES CORPORATION



                                       By: /s/ Howard W. Schwan
                                            ------------------------------
                                               Howard W. Schwan, President


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


Signatures                    Title                           Date
----------                    -----                           ----

 /s/ Howard W. Schwan         President and Director          February 27, 1998
------------------------
Howard W. Schwan

 /s/ John H. Schwan           Chairman and Director           February 27, 1998
------------------------
John H. Schwan

 /s/ Stephen M. Merrick       Chief Executive Officer,        February 27, 1998
------------------------
Stephen M. Merrick            Secretary, Chief Financial
                              Officer and Director

 /s/ John C. Davis            Vice President and Director     February 27, 1998
------------------------
John C. Davis

 /s/ Stanley M. Brown         Director                        February 27, 1998
------------------------
Stanley M. Brown