Form 10QSB
period 1998-01-31
CTI INDUSTRIES CORP
filed 1998-03-23
CIK 1042187

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended January 31, 1998

                          Commission File No. 000-23115


                           CTI INDUSTRIES CORPORATION
             (Exact name of registrant as specified in its charter)


             Delaware                                      36-2848943
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                       Identification Number)


         22160 North Pepper Road, Barrington, Illinois    60060
         (Address of principal executive offices)      (Zip Code)


                                 (847) 382-1000
              (Registrant's telephone number, including area code)



         Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and has been subject to such filing requirements for the past 90 days.


                      APPLICABLE ONLY TO CORPORATE ISSUERS:


         COMMON STOCK, $.065 par value, 2,735,202 outstanding Shares and CLASS B COMMON STOCK, $.091 par value, 1,098,901 outstanding Shares, as of February 28, 1998.

Part I.           FINANCIAL INFORMATION

Item 1.           Financial Statements

         The following consolidated financial statements of the Registrant are attached to this Form 10-QSB:

                  1. Interim Balance Sheet as of January 31, 1998 and Balance Sheet as of October 31, 1997.

                  2. Interim Statements of Operations for the three month periods ending January 31, 1998 and January 31, 1997.

                  3. Interim Statements of Cash Flows for the three month periods ending January 31, 1998 and January 31, 1997.

         The Financial Statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of results for the periods presented.






Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

         Net Sales. For the fiscal quarter ended January 31, 1998, net sales increased to $5,839,000 from $4,672,000 for the first fiscal quarter of 1997, an increase of approximately 25%. The Company experienced increases in sales, as compared to the first quarter of fiscal 1997, in each of its product lines -- mylar balloons, latex balloons and printed and laminated films.

         Cost of Sales. For the quarter ended January 31, 1998, cost of sales decreased to 59.3% of net sales as compared to 67.9% of net sales in the first fiscal quarter of 1997. The decrease was a result of reduced overhead expenses and lower material costs.

         Administrative. For the quarter ended January 31, 1998, administrative expenses were $526,000 or 9% of sales as compared to $431,000, or 9.2% of sales for the first fiscal quarter of 1997.

         Selling. For the quarter ended January 31, 1998, selling expenses were $741,000, or 12.7% of net sales, as compared to $671,000, or 14.4% of net sales for the first fiscal quarter of 1997. The percentage decrease was due to the Company's ability to increase sales while maintaining selling expense levels.

         Advertising and Marketing. For the quarter ended January 31, 1998, advertising and marketing expenses were $479,000 as compared to $203,000 in the first fiscal quarter of 1997. The increase in these expenses was a result of catalogue printing costs and service fees and rebates paid on national account sales programs.

         Net Income or Loss. For the quarter ended January 31, 1998, the Company had net income of $325,000 as compared to net income of $98,000 the first fiscal quarter of 1997. The provision for income taxes for the first quarter of fiscal 1998 was $207,000 as compared to no allowance for the first quarter of 1997 as a result of loss carry forwards. For the first quarter of 1998, the entire income of $325,000 was allocable to Common Stock, whereas in the first quarter 1997, $65,000 of income was allocable to the Common Stock and the remaining $33,000 was allocable to the then outstanding Convertible Preferred Stock. Convertible Preferred Stock was converted to Class B Common Stock in November of 1997.


Financial Condition

         Liquidity and Capital Resources. Cash flow used in operations during the quarter ended January 31, 1998, was $1,281,000. This resulted primarily from increased sales and resulting increases in accounts receivable and inventory of over $2,596,000. During the first fiscal quarter of 1997, the Company had cash flows used in operations of $1,076,000 mainly as a result of increases in accounts receivable of $1,777,000.

         At October 31, 1997, the Company maintained a cash balance of $237,000. In November of 1997, the Company sold 1,725,000 shares of its Common Stock at $4.00 per share in an initial public offering. The net proceeds from the offering to the Company were approximately $5,500,000. The Company's cash balance at January 31, 1998 was $2,922,000.

         Investment Activities. During the quarter ended January 31, 1998 and January 31, 1997, the Company invested $897,000 and $11,000, respectively, in machinery and equipment and merchandise displays at customer locations. The Company also invested $500,000 in its Mexican supplier of latex balloons in the first fiscal quarter of 1998.

         Financing Activities. For the quarter ended January 31, 1998, the Company generated $5,369,000 in financing activities, primarily as a result of the proceeds of the Company's initial public offering of its Common Stock in November of 1997. Cash flow provided by financing activities for the quarter ended January 31, 1997, was $967,000 resulting primarily from advances on lines of credit.

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

         Seasonality. In the mylar product line, sales have historically been seasonal with approximately 20% to 27% of annual sales of mylar being generated in December and January and 11% to 13% of annual mylar sales being generated in June and July in recent years. The sale of latex balloons and laminated film products have not historically been seasonal.

         Forward Looking Statements. Forward looking statements made in this filing involve material risks and uncertainties that could cause actual results and events to differ materially from those set forth, or implied, including (i) the Company's ability to enter into contracts with licensors, suppliers, distributors, and strategic partners, (ii) the Company's growth strategy and
(iii) anticipated trends in the Company's business, as well as other risks and uncertainties reported in the Company's other SEC filings.



Part II.  OTHER INFORMATION

Item 1.           Legal Proceedings

                  Not applicable.


Item 2.           Changes in Securities

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

         In July, 1997, the Company effected a recapitalization (the "Recapitalization") without a formal reorganization. As part of the Recapitalization, the Board of Directors approved the creation of Class B Common Stock, approved a 1 for 2.6 reverse stock split on both the Common Stock and Preferred Stock, and negotiated a conversion of all then outstanding shares of the Company's Convertible Preferred Stock into an aggregate of 1,098,901 shares of Class B Common Stock. The conversion was effective upon the closing of the initial public offering of the Company's Common Stock in November of 1997. The shares of Class B Common Stock contain rights identical to shares of Common Stock, except that shares of Class B Common Stock, voting separately as a class, have the right to elect four of the Company's seven directors. Shares of Common Stock and Class B Common Stock, voting together as a class, vote on all other matters, including the election of the remaining directors. The recapitalization, initial public offering and related transactions were approved by written consent of the shareholders.


Item 3.           Defaults Upon Senior Securities

                  Not applicable.


Item 4.           Submission of Matters to a Vote of Security Holders

                  Not applicable.

Item 5.           Other Information

                  Not applicable.

Item 6.           Exhibits and Reports on Form 8-K

                  (a)      Exhibits*

                  (b) The Company has not filed a Current Report during the quarter covered by this report.

                  * Also incorporated by reference the Exhibits filed as part of the SB-2 Registration Statement of the Registrant, effective November 5, 1997, and subsequent periodic filings.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


 Dated: March 23, 1998               CTI INDUSTRIES CORPORATION


                                     By: /s/ Stephen M. Merrick
                                         ----------------------------------
                                         Stephen M. Merrick, Chief Executive
                                         Officer and Principal Financial Officer

CTI Industries Corporation and Subsidiary

Consolidated Balance Sheet


                                                      January 31, 1998            October 31, 1997
                                                         (Unaudited)                 (See note)
                                                      -----------------         --------------------
                       ASSETS


Current assets:
  Cash and equivalents                                  $    2,921,958              $       237,230
  Accounts receivable (less allowance for
    doubtful accounts of $134,532 and $136,050
    at January 31, 1998 and October 31, 1997)                5,098,807                    3,045,696
  Inventories                                                5,597,423                    5,073,861
  Deferred Tax Assets                                          327,035                      327,035
  Other                                                      1,189,640                      483,652
                                                          -------------               --------------

        Total current assets                                15,134,863                    9,167,474

Property and equipment:
  Machinery and equipment                                    7,502,925                    6,711,978
  Building                                                   2,181,647                    2,175,713
  Office furniture and equipment                             1,385,941                    1,058,150
  Land                                                         250,000                      250,000
  Leasehold improvements                                       147,128                      147,128
  Projects under construction                                  174,545                      402,714
                                                          -------------               --------------
                                                            11,642,186                   10,745,683
    Less:  accumulated depreciation                         (7,034,317)                  (6,851,148)
                                                          -------------               --------------

        Total property and equipment, net                    4,607,869                    3,894,535

Other assets:
  Deferred IPO costs                                               -                        445,067
  Deferred financing costs, net                                 55,795                       56,671
  Investment in subsidiaries                                   881,980                       81,816
  Note receivable                                              730,000                      300,000
  Deferred tax assets                                          272,063                      272,063
                                                          -------------               --------------

        Total other assets                                   1,939,838                    1,155,617
                                                          -------------               --------------

TOTAL ASSETS                                              $ 21,682,570                $  14,217,626
                                                          =============               ==============

See accompanying notes

CTI Industries Corporation and Subsidiary

Consolidated Balance Sheet


                                                      January 31, 1998            October 31, 1997
                                                         (Unaudited)                 (See note)
                                                      -----------------         --------------------
        LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts Payable                                      $    3,654,846              $     3,725,500
  Line of Credit                                             3,233,093                    3,017,940
  Stock redemption contract payable -
    current portion                                              8,333                       30,533
  Advances from related parties                                  3,750                        3,750
  Notes payable - current portion                            1,348,367                      580,097
  Accrued liabilities                                        1,869,913                      867,432
                                                          -------------               --------------

        Total current liabilities                           10,118,302                    8,225,252

Long-term liabilities:
  Notes payable                                              2,805,126                    2,885,151
  Subordinated Debt                                            865,000                      865,000
                                                          -------------               --------------

        Total long-term liabilities                          3,670,126                    3,750,151

Redeemable Common Stock                                        450,000                      450,000

Stockholders' equity
  Convertible  Preferred stock - $.91 par value,
    2,000,000  shares  authorized,
    1,098,901 shares issued and outstanding,
    including accumulated dividends
    of $63,917 at October 31, 1997                                  -                     1,063,917
  Common stock - $.065 par value, 11,000,000 shares
    authorized, 3,834,103 (January 31, 1998) and
     1,154,584 (October 31, 1997) shares issued,
    3,689,721 (January 31, 1998) and 1,010,202
    (October 31, 1997) shares outstanding                      187,337                       75,048
  Class B Common stock - $.91 par value,
    1,100,000 shares authorized, 1,098,901
    shares outstanding at January 31, 1998                   1,000,000                           -
  Paid-in-capital                                            5,537,942                      248,348
  Retained earnings                                          1,504,527                    1,179,274
  Foreign currency translation adjustment                       43,486                       51,036
    Less:
      Treasury stock - 144,382 shares at cost                 (370,700)                    (370,700)
      Redeemable common stock                                 (450,000)                    (450,000)
      Stock subscription receivable                             (4,700)                      (4,700)
                                                          -------------               --------------

        Total stockholders' equity                           7,447,892                    1,792,223
                                                          -------------               --------------

        Total liabilities and stockholders' equity        $ 21,686,320                $  14,217,626
                                                          =============               ==============


Note: The balance sheet at October 31, 1997 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete statements.

See accompanying notes

CTI Industries Corporation and Subsidiary

Consolidated Statement of Operations



                                               Quarter Ended January 31
                                               1998                 1997
                                            (Unaudited)         (Unaudited)
                                         ---------------      --------------

Net sales                                $    5,839,234       $   4,671,596

Cost of sales                                 3,461,089           3,173,654
                                         ---------------      --------------

        Gross profit on sales                 2,378,145           1,497,942

Operating expenses:
  Administrative                                525,982             430,922
  Selling                                       740,559             671,022
  Advertising and marketing                     478,696             203,025
                                         ---------------      --------------

        Total operating expenses              1,745,237           1,304,969
                                         ---------------      --------------

Income from operations                          632,908             192,973
                                         ---------------      --------------

Other income (expense):
  Interest expense                             (177,158)           (142,842)
  Other                                          76,210              47,713
                                         ---------------      --------------

        Total other expense                    (100,948)            (95,129)
                                         ---------------      --------------

Income before income taxes                      531,960              97,844

Income tax expense                              206,700                 158
                                         ---------------      --------------

        Net income                              325,260              97,686

Dividends applicable to convertible
    preferred stock                                  -              (32,500)
                                         ---------------      --------------

Income applicable to
    common shares                        $      325,260       $      65,186
                                         ===============      ==============

Basic income per common share                     $0.09               $0.07
                                         ===============      ==============

Diluted income per common share
    and common equivalent share                   $0.08               $0.05
                                         ===============      ==============

Weighted average number of shares
    and equivalent shares of common
    stock outstanding
          Basic                               3,698,270             987,125
                                         ===============      ==============

          Diluted                             4,086,783           2,086,026
                                         ===============      ==============


See accompanying notes

CTI Industries Corporation and Subsidiary

Consolidated Statement of Cash Flows


                                                                    Quarter Ended January 31
                                                                     1/31/98        1/31/97
                                                                   (Unaudited)    (Unaudited)
                                                                    ----------    ----------

Cash Flow Provided by Operations:
  Net Income                                                        $  325,257    $   97,686
  Adjustments to reconcile net income:
    Depreciation and amortization                                      184,044       133,347
    Gain on sale of property and equipment                                  -        (40,000)
    Provision for losses on A/R & inventory                             19,126        45,669
    Change in assets and liabilities:
      Change in accounts receivable                                 (2,057,236)   (1,776,831)
      Change in inventory                                             (538,562)      275,428
      Change in other assets                                          (141,085)       58,155
      Change in accounts payable & accrued expenses                    927,951       130,511
                                                                    ----------    ----------

Total Cash Flow Used by Operations                                  (1,280,505)   (1,076,035)

Cash Flow Provided by Investing Activities:
    Purchases of property and equipment                               (896,502)      (10,978)
    Investment in P&TF                                                (500,000)           -
    Investment in joint venture                                             -        (10,000)
                                                                    ----------    ----------

Total Cash Flow used by Investing Activities                        (1,396,502)      (20,978)

Cash Flow Provided by Financing Activities:
  Stock redemption contract payments                                   (22,200)      (17,807)
  Advances on line of credit                                         3,430,000     3,888,804
  Repayments on line of credit                                      (3,214,847)   (2,948,362)
  Proceeds from issuance of long term debt                              10,630            -
  Proceeds from issurance of short term debt                           850,000            -
  Repayment of long term debt                                         (172,385)      (99,234)
  Proceeds from issuance of preferred stock                                 -        160,000
  Proceeds from issurance of common stock                            5,401,883            -
  Loan to P&TF                                                        (850,000)           -
  Conversion of preferred stock                                     (1,000,000)           -
  Proceeds from conversion of preferred stock                        1,000,000            -
  Dividends paid                                                       (63,917)      (16,250)
                                                                    ----------    ----------

Total Cash Flow Provided by Financing Activities                     5,369,164       967,151
                                                                    ----------    ----------

Effect of exchange rate changes on cash                                 (7,429)           -
                                                                    ----------    ----------

Increase (Decrease) in Cash & Equivalents                            2,684,728      (129,862)

Cash and Equivalents at Beginning of Quarter                           237,230       130,818
                                                                    ----------    ----------

Cash and Equivalents at End of Quarter                              $2,921,958    $      956
                                                                    ==========    ==========

See accompanying notes

January 31, 1998

Note 1 - Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended January 31, 1998 are not necessarily indicative of the results that may be expected for the year ended October 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report on Form 10-K for the year ended October 31, 1997.


Note 2 - P&TF Transaction

         On January 26, 1998, the Company and Pulidoes et Terminados Finos S.A. de C.V. ("P&TF") entered into an agreement under which (i) the Company subscribed for 45% of the outstanding capital stock of P&TF for $800,000, (ii) the Company loaned to P&TF $850,000 collateralized by certain latex balloon manufacturing equipment, and (iii) the 1995 equipment purchase agreement between the parties was cancelled with respect to 2 pieces of latex balloon manufacturing equipment, which equipment is now owned by CTI and leased to P&TF. The purchase of the capital stock was effective February 1, 1998, and the purchase price for the capital stock was paid by (i) applying $400,000 of advances made to P&TF prior to closing and (ii) a cash payment for the balance. The $400,000 debt owing to the Company from the 1995 acquisition was extinguished as a result of the cancellation of the sales of the two pieces of equipment to P&TF. Funding for the purchase of the P&TF stock was provided from general operating funds of the Company and, for the loan to P&TF, by a loan to the Company and with proceeds of a bank loan. At the time of the transaction, the suspension of payments proceeding relating to P&TF (in the nature of a Chapter XI bankruptcy reorganization proceeding) was terminated. Although the stock purchase was not effective until February 1, 1998, the above transactions have been reflected in the January 31, 1998 financial statements.


Note 3 - Earnings Per Share

In November 1997, the Company adopted the provisions of SFAS No. 128, "Earnings per Share". Adoption of this pronouncement did not have a material impact on the Company's financial statements. The provisions of SFAS No. 128 were applied to the prior period presented.

Basic income per common share is computed by dividing income available to common shareholders, net income less preferred stock dividends, if applicable, by the weighted average number of shares of common stock outstanding during each period.

Diluted income per common share for the quarter ended January 31, 1998 is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents (stock options and warrants), unless anti-dilutive, during the period.

Diluted income per common share for the quarter ended January 31, 1997 is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents (stock options, warrants and convertible preferrred stock), unless anti-dilutive, during the period. The weighted average number of shares and equivalent shares of common stock outstanding during the period ended January 31, 1997 reflects conversion of all convertible preferred stock into 1,098,901 shares of common stock as of the beginning of the period.

Income per common share for the quarterly periods ended January 31, 1998 and 1997 was computed as follows (in thousands, except per share amounts):



                                                                                   Quarter Ended January 31
                                                                                ------------------------------
  Line                                                                            1998                 1997
---------                                                                       ------------      ------------

 Basic
 Average shares outstanding:
         Weighted average number of shares of common stock
           outstanding during the period                                          3,698,270           987,125
                                                                                ============      ============

 Net Income
         Net income                                                                    $325               $97
         Less preferred stock dividends                                                  -                (32)
                                                                                ------------      ------------
         Amount for per share computation                                              $325               $65
                                                                                ============      ============

         Per share amount                                                             $0.09             $0.07
                                                                                ============      ============


 Diluted
 Average shares outstanding
         Weighted average number of shares of common stock
           outstanding during the period                                          3,698,270           987,125
         Net additional shares assuming stock options and warrants
           exercised and proceeds used to purchase treasury shares                  388,513                -
         Additional shares assuming conversion of
           convertible preferred stock                                                  -           1,098,901
                                                                                ------------      ------------
         Weighted average number of shares and equivalent shares
           of common stock outstanding during the period                          4,086,783         2,086,026
                                                                                ============      ============

 Net Income
         Net income                                                                    $325               $97
         Less preferred stock dividends                                                  -                (32)
                                                                                ------------      ------------
         Income applicable to common shares
         Add dividends on preferred stock assumed converted
           into common shares                                                            -                 32
                                                                                ------------      ------------
         Amount for per share computation                                              $325               $97
                                                                                ============      ============

         Per share amount                                                             $0.08             $0.05
                                                                                ============      ============