Form 10QSB/A
period 1998-01-31
CTI INDUSTRIES CORP
filed 1998-03-24
CIK 1042187

FORM 10-QSB/A
                                (Amendment No. 1)
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


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


 Dated: March 24, 1998               CTI INDUSTRIES CORPORATION


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
                                                          =============               ==============

See accompanying notes

CTI Industries Corporation and Subsidiary

Consolidated Balance Sheet


                                                      January 31, 1998            October 31, 1997
                                                         (Unaudited)                 (See note)
                                                      -----------------         --------------------
        LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts Payable                                      $    3,654,846              $     3,725,500
  Line of Credit                                             3,233,093                    3,017,940
  Stock redemption contract payable -
    current portion                                              8,333                       30,533
  Notes payable - current portion                            1,348,367                      580,097
  Accrued liabilities                                        1,869,913                      871,182
                                                          -------------               --------------

        Total current liabilities                           10,114,552                    8,225,252

Long-term liabilities:
  Notes payable                                              2,805,126                    2,885,151
  Subordinated Debt                                            865,000                      865,000
                                                          -------------               --------------

        Total long-term liabilities                          3,670,126                    3,750,151

Redeemable Common Stock                                        450,000                      450,000

Stockholders' equity
  Convertible  Preferred stock - $.91 par value,
    2,000,000  shares  authorized,
    1,098,901 shares issued and outstanding,
    including accumulated dividends
    of $63,917 at October 31, 1997                                  -                     1,063,917
  Common stock - $.065 par value, 11,000,000 shares
    authorized, 2,879,584 (January 31, 1998) and
    1,154,584 (October 31, 1997) shares issued,
    2,735,202 (January 31, 1998) and 1,010,202
    (October 31, 1997) shares outstanding                      187,337                       75,048
  Class B Common stock - $.91 par value,
    1,100,000 shares authorized, 1,098,901
    shares outstanding at January 31, 1998                   1,000,000                           -
  Paid-in-capital                                            5,537,942                      248,348
  Retained earnings                                          1,504,527                    1,179,274
  Foreign currency translation adjustment                       43,486                       51,036
    Less:
      Treasury stock - 144,382 shares at cost                 (370,700)                    (370,700)
      Redeemable common stock                                 (450,000)                    (450,000)
      Stock subscription receivable                             (4,700)                      (4,700)
                                                          -------------               --------------

        Total stockholders' equity                           7,447,892                    1,792,223
                                                          -------------               --------------

        Total liabilities and stockholders' equity        $ 21,682,570                $  14,217,626
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
                                         ===============      ==============


See accompanying notes

CTI Industries Corporation and Subsidiary

Consolidated Statement of Cash Flows


                                                                    Quarter Ended January 31
                                                                     1/31/98        1/31/97
                                                                   (Unaudited)    (Unaudited)
                                                                    ----------    ----------

Cash Flow Provided by Operations:
  Net Income                                                        $  325,260    $   97,686
  Adjustments to reconcile net income:
    Depreciation and amortization                                      184,041       133,347
    Gain on sale of property and equipment                                  -        (40,000)
    Provision for losses on A/R & inventory                             19,126        45,669
    Change in assets and liabilities:
      Change in accounts receivable                                 (2,057,236)   (1,776,831)
      Change in inventory                                             (538,562)      275,428
      Change in other assets                                          (141,085)       58,155
      Change in accounts payable & accrued expenses                    927,951       130,511
                                                                    ----------    ----------

Total Cash Flow Used by Operations                                  (1,280,505)   (1,076,035)

Cash Flow Provided by Investing Activities:
    Purchases of property and equipment                               (896,502)      (10,978)
    Investment in P&TF                                                (500,000)           -
    Investment in joint venture                                             -        (10,000)
                                                                    ----------    ----------

Total Cash Flow used by Investing Activities                        (1,396,502)      (20,978)

Cash Flow Provided by Financing Activities:
  Stock redemption contract payments                                   (22,200)      (17,807)
  Advances on line of credit                                         3,430,000     3,888,804
  Repayments on line of credit                                      (3,214,847)   (2,948,362)
  Proceeds from issuance of long term debt                              10,630            -
  Proceeds from issuance of short term debt                            850,000            -
  Repayment of long term debt                                         (172,385)      (99,234)
  Proceeds from issuance of preferred stock                                 -        160,000
  Proceeds from issuance of common stock                             5,401,883            -
  Loan to P&TF                                                        (850,000)           -
  Conversion of preferred stock                                     (1,000,000)           -
  Proceeds from conversion of preferred stock                        1,000,000            -
  Dividends paid                                                       (63,917)      (16,250)
                                                                    ----------    ----------

Total Cash Flow Provided by Financing Activities                     5,369,164       967,151
                                                                    ----------    ----------

Effect of exchange rate changes on cash                                 (7,429)           -
                                                                    ----------    ----------

Increase (Decrease) in Cash & Equivalents                            2,684,728      (129,862)

Cash and Equivalents at Beginning of Quarter                           237,230       130,818
                                                                    ----------    ----------

Cash and Equivalents at End of Quarter                              $2,921,958    $      956
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