Form 10QSB
period 1998-04-30
CTI INDUSTRIES CORP
filed 1998-06-12
CIK 1042187

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended April 30, 1998

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


               22160 North Pepper Road, Barrington, Illinois 60010 (Address of principal executive offices) (Zip Code)


                                 (847) 382-1000
              (Registrant's telephone number, including area code)



         Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and has been subject to such filing requirements for the past 90 days.


                      APPLICABLE ONLY TO CORPORATE ISSUERS:


         COMMON STOCK, $.065 par value, 2,725,643 outstanding Shares and CLASS B COMMON STOCK, $.91 par value, 1,098,901 outstanding Shares, as of April 30, 1998.

Part I.           FINANCIAL INFORMATION

Item 1.           Financial Statements

         The following consolidated financial statements of the Registrant are attached to this Form 10-QSB:

                  1. Interim Balance Sheet as of April 30, 1998 and Balance Sheet as of October 31, 1997.

                  2. Interim Statements of Operations for the three and six month periods ending April 30, 1998 and April 30, 1997.

                  3. Interim Statements of Cash Flows for the six month periods ending April 30, 1998 and April 30, 1997.


         The Financial Statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of results for the periods presented.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Results of Operations

         Net Sales. For the fiscal quarter ended April 30, 1998, net sales increased to $5,492,000 from $4,065,000 for the first fiscal quarter of 1997, an increase of approximately 35%. The Company experienced increases in sales, as compared to the second quarter of fiscal 1997, in each of its product lines -- mylar balloons, latex balloons and printed and laminated films. Net sales for the first six months of fiscal 1998 were $11,332,000 as compared to $8,736,000 for the same period of 1997.

         Cost of Sales. For the quarter ended April 30, 1998, cost of sales increased to 58.9% of net sales as compared to 54.4% of net sales in the second fiscal quarter of 1997. The increase was a result of a higher direct labor rate and increases in certain overhead expenses (overtime premium, payroll taxes and real estate taxes). Cost of goods sold were 59.1% of net sales for the first six months of fiscal 1998, as compared to 61.6% for the same period of 1997.

         Administrative. For the quarter ended April 30, 1998, administrative expenses were $697,000, or 12.7% of sales as compared to $469,000, or 11.5% of sales for the second fiscal quarter of 1997. Administrative expenses were $1,223,000 or 10.8% of net sales for the first six months of fiscal 1998, as compared to $900,000 or 10.3% of net sales for the first six months of 1997. The increase was due in part to increased costs resulting from the Company's status as a public company, and an increase in administrative salaries.

         Selling. For the quarter ended April 30, 1998, selling expenses were $708,000, or 12.9% of net sales, as compared to $693,000, or 17% of net sales for the second fiscal quarter of 1997. The percentage decrease was due to the Company's ability to increase sales while maintaining selling expense levels. For the first six months of fiscal 1998 selling expenses were $1,449,000 or 12.8% of net sales as compared to $1,364,000 or 15.6% of net sales for the first six months of 1997.

         Advertising and Marketing. For the quarter ended April 30, 1998, advertising and marketing expenses were $462,000 or 8.4% of net sales as compared to $265,000 or 6.5% of net sales in the second fiscal quarter of 1997. Advertising and marketing expenses were $941,000 or 8.3% of net sales for the first six months of 1998 as compared to $468,000 or 5.3% of net sales for the same period of 1997. The increase in these expenses was a result of catalogue printing costs and service fees and rebates paid on national account sales programs.

         Net Income or Loss. For the quarter ended April 30, 1998, the Company had income before income taxes of $335,000 as compared to income before income taxes of $293,000 for the second fiscal quarter of 1997. The provision for income tax for the second quarter of fiscal 1998 was $98,000 resulting in net income of $238,000 as compared to no provision for the same quarter of 1997 as a result of loss carry forwards. For the second quarter of 1998, the entire income of $238,000 was allocable to Common Stock, whereas in the second quarter 1997, $260,000 of income was allocable to the Common Stock and the remaining $33,000 was allocable to the then outstanding Convertible Preferred Stock. Convertible Preferred Stock was converted to Class B Common Stock in November of 1997. For the six months ended April 30, 1998, net income was $563,000 (all attributed to Common Stock) as compared to $391,000 for the first six months of fiscal 1997 (with $65,000 being allocable to Convertible Preferred Stock and $326,000 allocable to Common Stock).


Financial Condition

         Liquidity and Capital Resources. Cash flow used in operations during the six months ended April 30, 1998, was $2,437,000. This resulted primarily from increased sales and resulting increases in accounts receivable and inventory of over $3,173,000. During the first six months of 1997, the Company had cash flows used in operations of $911,000 mainly as a result of increases in accounts receivable of $1,022,000.

         At October 31, 1997, the Company maintained a cash balance of $237,000. In November of 1997, the Company sold 1,725,000 shares of its Common Stock at $4.00 per share in an initial public offering. The net proceeds from the offering to the Company were approximately $5,500,000. The Company's cash balance at April 30, 1998 was $1,291,000.

         Investment Activities. During the six months ended April 30, 1998 and April 30, 1997, the Company invested $1,199,000 and $343,000, respectively, in machinery and equipment and merchandise displays at customer locations. The Company also invested in and advanced to its Mexican supplier of latex balloons $1,350,000 in the first six months of 1998.

         Financing Activities. For the six months ended April 30, 1998, the Company generated $6,045,000 in financing activities, primarily as a result of the proceeds of the Company's initial public offering of its Common Stock in November of 1997. Cash flow provided by financing activities for the six months ended April 30, 1997, was $1,155,000 resulting primarily from advances on lines of credit.

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


Item 4.           Submission of Matters to a Vote of Security Holders

         On May 1, 1998, the annual meeting of shareholders of the Company was held. The Company's current Board of Directors was re-elected.


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


 Dated: June 12, 1998              CTI INDUSTRIES CORPORATION


                                   By: /s/ Stephen M. Merrick
                                       --------------------------------------
                                       Stephen M. Merrick, Chief Executive
                                       Officer and Principal Financial Officer

CTI Industries Corporation and Subsidiary

Consolidated Balance Sheet


                                                                  April 30, 1998  October 31, 1997
                                                                    (Unaudited)      (See note)
                                                                   ------------    ------------
                      ASSETS
Current assets:
  Cash                                                             $  1,291,353    $    237,230
  Accounts Receivable (less allowance for doubtful
    accounts of $148,275 and $136,050 at
    April 30, 1998 and October 31, 1997)                              4,289,621       3,045,696
  Inventories                                                         6,891,840       5,073,861
  Deferred tax assets                                                   327,035         327,035
  Other                                                                 807,249         483,652
                                                                   ------------    ------------

      Total current assets                                           13,607,098       9,167,474

Property and equipment:
  Machinery and equipment                                             7,651,448       6,711,978
  Building                                                            2,181,647       2,175,713
  Office furniture and equipment                                      1,470,057       1,058,150
  Land                                                                  250,000         250,000
  Leasehold improvements                                                147,128         147,128
  Projects under construction                                           244,133         402,714
                                                                   ------------    ------------
                                                                     11,944,413      10,745,683
    Less :  accumulated depreciation                                 (7,278,777)     (6,851,148)
                                                                   ------------    ------------

      Total property and equipment, net                               4,665,636       3,894,535

Other assets:
  Deferred IPO costs                                                       --           445,067
  Deferred financing costs, net                                          51,991          56,671
  Invesment in subsidiaries                                             933,801          81,816
  Note receivable                                                       730,000         300,000
  Deferred tax assets                                                   272,063         272,063
                                                                   ------------    ------------

      Total other assets                                              1,987,855       1,155,617
                                                                   ------------    ------------

TOTAL ASSETS                                                       $ 20,260,589    $ 14,217,626
                                                                   ============    ============

See accompanying notes

CTI Industries Corporation and Subsidiary

Consolidated Balance Sheet

                                                                 April 30, 1998  October 31, 1997
                                                                    (Unaudited)    (See note)
                                                                  ------------    ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                  $2,507,238      $3,725,500
  Line of credit                                                     3,297,283       3,017,940
  Stock redemption contract payable - current portion                    --             30,533
  Notes payable - current portion                                    1,259,281         580,097
  Accrued liabilities                                                1,528,335         871,182
                                                                 -------------    ------------

      Total current liabiliites                                      8,592,137       8,225,252

Long-term liabilities:
  Notes payable                                                      2,683,174       2,885,151
  Subordinated debt                                                    865,000         865,000
                                                                 -------------    ------------

      Total long-term liabilities                                    3,548,174       3,750,151

Redeemable common stock                                                431,361         450,000

Stockholders' equity:
  Convertible preferred stock - $.91 par value,
    2,000,000 shares authorized, 1,098,901 shares
    issued and outstanding, including accumulated
    dividends of $63,917 at October 31, 1997                              --         1,063,917
  Common stock - $.065 par value, 11,000,000 shares
    authorized,  2,879,584  (April 30,  1998) and
    1,154,58 (October 31, 1997)shares issued,
    2,725,643 (April 30, 1998) and 1,010,202
    (October 31, 1997) shares outstanding                              187,173          75,048
  Class B common stock - $.91 par value,
    1,100,000 shares authorized, 1,098,901 shares
    outstanding at April 30, 1998                                    1,000,000            --
  Paid-in-capital                                                    5,537,942         248,348
  Retained earnings                                                  1,742,509       1,179,274
  Foreign currency translation adjustment                               46,693          51,036
    Less:
      Treasury stock - 153,941 (April 30, 1998) and                   (389,339)       (370,700)
        144,382 (October 31, 1997) shares at cost
      Redeemable common stock                                         (431,361)       (450,000)
      Stock subscription receivable                                     (4,700)         (4,700)
                                                                 -------------    ------------

      Total stockholders' equity                                     7,688,917       1,792,223
                                                                 -------------    ------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                           $20,260,589     $14,217,626
                                                                 =============    ============


Note: The balance sheet at October 31, 1997 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete statements.

See accompanying notes

CTI Industries Corporation and Subsidiary

Consolidated Statement of Operations


                                                      Quarter Ended April 30          Year to Date  April 30
                                                       1998            1997            1998            1997
                                                    (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)
                                                   ------------    ------------    ------------    ------------
Net Sales                                          $  5,492,346    $  4,064,525    $ 11,331,580    $  8,736,121

Cost of Sales                                         3,233,488       2,210,377       6,694,577       5,384,031
                                                   ------------    ------------    ------------    ------------

      Gross profit on sales                           2,258,858       1,854,148       4,637,003       3,352,090

Operating expenses:
  Administrative                                        697,324         469,463       1,223,306         900,385
  Selling                                               708,165         692,843       1,448,724       1,363,865
  Advertising and marketing                             462,452         265,319         941,148         468,344
                                                   ------------    ------------    ------------    ------------

      Total operating expenses                        1,867,941       1,427,625       3,613,178       2,732,594
                                                   ------------    ------------    ------------    ------------

Income from operations                                  390,917         426,523       1,023,825         619,496

Other income (expense):
  Interest income                                        40,759            --            91,577            --
  Interest expense                                     (191,178)       (161,100)       (368,336)       (303,942)
  Lease income                                           22,169            --            22,169            --
  Income from investments                                50,456            --            50,456            --
  Other                                                  22,352          27,424          47,744          75,137
                                                   ------------    ------------    ------------    ------------

      Total other expense                               (55,442)       (133,676)       (156,390)       (228,805)
                                                   ------------    ------------    ------------    ------------

Income before income taxes                              335,475         292,847         867,435         390,691

Income tax expense (benefit)                             97,500            (158)        304,200            --
                                                   ------------    ------------    ------------    ------------

      Net income                                        237,975         293,005         563,235         390,691

Dividends applicable to convertible
  preferred stock                                          --           (32,500)           --           (65,000)
                                                   ------------    ------------    ------------    ------------

Income applicable to common shares                 $    237,975    $    260,505    $    563,235    $    325,691
                                                   ============    ============    ============    ============

Basic income per common and
  common equivalent shares                         $       0.06    $       0.26    $       0.15    $       0.33
                                                   ============    ============    ============    ============

Diluted income per common
  and common equivalent shares                     $       0.06    $       0.13    $       0.14    $       0.18
                                                   ============    ============    ============    ============

Weighted average number of shares and
  equivalent shares of common stock
  outstanding
    Basic                                             3,832,297         990,971       3,765,284         989,048
                                                   ============    ============    ============    ============

    Diluted                                           4,178,167       2,216,681       4,126,660       2,214,758
                                                   ============    ============    ============    ============

See accompanying notes

CTI Industries Corporation and Subsidiary

Consolidated Statement of Cash Flows

                                                                    Six Months Ended April 30
                                                                        1998           1997
                                                                    (Unaudited)    (Unaudited)
                                                                    -----------    -----------

Cash Flow Provided by Operations:
  Net income                                                        $   563,235    $   390,691
  Adjustment to reconcile net income:
    Depreciation and amortization                                       432,308        230,702
    Equity in earnings of P&TF and CTF                                  (50,456)          --
    Gain on sale of property and equipment                                 --          (42,942)
    Provision for losses on A/R & inventory                             111,255         72,600
    Change in assets and liabilities:
      Change in accounts receivable                                  (1,265,610)    (1,022,464)
      Change in inventory                                            (1,907,548)      (183,547)
      Change in other assets                                            241,307        (87,364)
      Change in accounts payable & accrued expenses                    (561,111)      (268,704)
                                                                    -----------    -----------

Total Cash Flow Used by Operations                                   (2,436,620)      (911,028)

Cash Flow Provided by Investing Activities:
  Proceeds from sale of property and equipment                             --            2,942
  Purchases of property and equipment                                (1,198,730)      (343,193)
  Investment in and advances to P&TF                                 (1,350,000)          --
  Investment in joint venture                                            (1,529)       (34,575)
                                                                    -----------    -----------

Total Cash Flow Used by Investing Activities                         (2,550,259)      (374,826)

Cash Flow Provided by Financing Activities:
  Stock redemption contract payments                                    (30,533)       (32,807)
  Advances on line of credit                                          9,460,000      1,367,205
  Repayments on line of credit                                       (9,180,657)      (483,338)
  Proceeds from issuance of long term debt                               10,630         18,000
  Proceeds from issuance of short term debt                             850,000           --
  Repayment of long term debt                                          (383,423)      (200,874)
  Proceeds from debt issued to related parties                             --          375,600
  Proceeds from issuance of preferred stock                                --          160,000
  Proceeds from issuance of common stock                              5,401,883           --
  Conversion of preferred stock                                      (1,000,000)          --
  Purchase treasury stock                                               (18,639)          --
  Proceeds from conversion of preferred stock                         1,000,000           --
  Dividends paid                                                        (63,917)       (48,750)
                                                                    -----------    -----------

Total Cash Flow Provided by Financing Activities                      6,045,344      1,155,036

Effect of exchange rate changes on cash                                  (4,342)          --
                                                                    -----------    -----------

Increase (Decrease) in Cash and Equivalents                           1,054,123       (130,818)

Cash and Equivalents at Beginning of Period                             237,230        130,818
                                                                    -----------    -----------

Cash and Equivalents at End of Period                               $ 1,291,353    $      --
                                                                    ===========    ===========

Supplemental disclosures:
  Cash paid for interest                                            $   400,820    $   328,319
  Cash paid for income taxes                                        $   140,000    $      --

Non-cash financing activities:
  Assets exchanged for settlement of debt                                  --      $    40,000
  Common stock warrants exercised in exchange for
    contractual services received                                          --      $    19,500

See accompanying notes

April 30, 1998

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended April 30, 1998 are not necessarily indicative of the results that may be expected for the year ended October 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report on Form 10-K for the year ended October 31, 1997.


Note 2 - P&TF Transaction

On January 26, 1998, the Company and Pulidos et Terminados Finos S.A. de C.V. ("P&TF") entered into an agreement under which (i) the Company subscribed for 45% of the outstanding capital stock of P&TF for $800,000, (ii) the Company loaned to P&TF $850,000 collateralized by certain latex balloon manufacturing equipment, and (iii) the 1995 equipment purchase agreement between the parties was cancelled with respect to 2 pieces of latex balloon manufacturing equipment, which equipment is now owned by CTI and leased to P&TF. The purchase of the capital stock was effective February 1, 1998, and the purchase price for the capital stock was paid by (i) applying $400,000 of advances made to P&TF prior to closing and (ii) a cash payment for the balance. The $400,000 debt owing to the Company from the 1995 acquisition was extinguished as a result of the cancellation of the sales of the two pieces of equipment to P&TF. Funding for the purchase of the P&TF stock was provided from general operating funds of the Company and, for the loan to P&TF, by a loan to the Company from First American Bank. At the time of the transaction, the suspension of payments proceeding relating to P&TF (in the nature of a Chapter XI bankruptcy reorganization proceeding) was terminated.


Note 3 - Commitments

In April 1998, the Company entered into an agreement to purchase new extrusion equipment. The equipment is anticipated to cost approximately $1,941,000, and will be financed by a new loan to the Company from First American Bank.


Note 4 - Debt Restructuring

In May 1998, the Company restructured its debt with First American Bank. The new credit arrangements provide for consolidation of certain term loans at reduced interest rates, and an increase in the revolving line of credit from $3,250,000 to $4,000,000.


Note 5 - Earnings Per Share

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

Diluted income per common share for the quarter ended April 30, 1998 and year to date April 30, 1998 is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents (stock options and warrants), unless anti-dilutive, during the period.

April 30, 1998

Diluted income per common share for the quarter ended April 30, 1997 and year to date April 30, 1997 is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents (stock options, warrants and convertible preferred stock), unless anti-dilutive, during the period. The weighted average number of shares and equivalent shares of common stock outstanding during the period ended April 30, 1997 reflects conversion of all convertible preferred stock into 1,098,901 shares of common stock as of the beginning of the period.

Income per common share for the periods ended April 30, 1998 and 1997 was computed as follows (in thousands, except per share amounts):


CTI Industries Corporation and Subsidiary

                                         Quarter Ended   April 30       Year to Date April 30
                                             1998          1997           1998          1997
                                         -------------------------    -------------------------
Basic
Average shares outstanding:
  Weighted average number of shares
    of common stock outstanding
    during the period                      3,832,297       990,971      3,765,284       989,048
                                         ===========   ===========    ===========   ===========

Net income:
  Net income                             $   237,975   $   293,005    $   563,235   $   390,691
  Less preferred stock dividends                --         (32,500)          --         (65,000)
                                         -----------   -----------    -----------   -----------

  Amount for per share computation       $   237,975   $   260,505    $   563,235   $   325,691
                                         ===========   ===========    ===========   ===========

  Per share amount                       $      0.06   $      0.26    $      0.15   $      0.33
                                         ===========   ===========    ===========   ===========

Diluted
Average shares outstanding:
  Weighted average number of shares
    of common stock outstanding
    during the period                      3,832,297       990,971      3,765,284       989,048
  Net additional shares assuming stock
    options and warrants exercised and
    proceeds used to purchase treasury
    stock                                    345,870       126,809        361,376       126,809
  Additional shares assuming conversion
    of convertible preferred stock              --       1,098,901           --       1,098,901
                                         -----------   -----------    -----------   -----------
  Weighted average number of shares
    and equivalent shares of
    common stock outstanding
    during the period                      4,178,167     2,216,681      4,126,660     2,214,758
                                         ===========   ===========    ===========   ===========

Net income:
  Net income                             $   237,975   $   293,005    $   563,235   $   390,691
  Less preferred stock dividends                --         (32,500)          --         (65,000)
                                         -----------   -----------    -----------   -----------
  Income applicable to common shares     $   237,975   $   260,505    $   563,235   $   325,691
  Add dividends on preferred stock
    assumed converted
    into common shares                          --          32,500           --          65,000
                                         -----------   -----------    -----------   -----------

  Amount for per share computation       $   237,975   $   293,005    $   563,235   $   390,691
                                         ===========   ===========    ===========   ===========

  Per share amount                       $      0.06   $      0.13    $      0.14   $      0.18
                                         ===========   ===========    ===========   ===========