Form 10QSB
period 1998-07-31
CTI INDUSTRIES CORP
filed 1998-09-10
CIK 1042187

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended July 31, 1998

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:


         COMMON STOCK, $.065 par value, 2,737,495 outstanding Shares and CLASS B COMMON STOCK, $.91 par value, 1,098,901 outstanding Shares, as of July 31, 1998.

Part I.           FINANCIAL INFORMATION

Item 1.           Financial Statements

         The following consolidated financial statements of the Registrant are attached to this Form 10-QSB:

                  1. Interim Balance Sheet as of July 31, 1998 and Balance Sheet as of October 31, 1997.

                  2. Interim Statements of Operations for the three and nine month periods ending July 31, 1998 and July 31, 1997.

                  3. Interim Statements of Cash Flows for the nine month periods ending July 31, 1998 and July 31, 1997.

         The Financial Statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of results for the periods presented.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation


Results of Operations

         Net Sales. For the fiscal quarter ended July 31, 1998, net sales increased to $4,382,000 from $3,346,000 for the same quarter of 1997, an increase of approximately 31%. The Company experienced increases in sales, as compared to the third quarter of fiscal 1997, in each of its product lines -- mylar balloons, latex balloons and printed and laminated films. Net sales for the first nine months of fiscal 1998 were $15,714,000 as compared to $12,082,000 for the same period of 1997.

         Cost of Sales. For the quarter ended July 31, 1998, cost of sales decreased to 52.6% of net sales as compared to 58.6% of net sales in the third fiscal quarter of 1997. The decrease was a result of increased production absorbing a greater portion of overhead. Cost of goods sold were 57.3% of net sales for the first nine months of fiscal 1998, as compared to 60.8% for the same period of 1997.

         Administrative. For the quarter ended July 31, 1998, administrative expenses were $654,000, or 14.9% of sales as compared to $435,000, or 13.0% of sales for the same fiscal quarter of 1997. Administrative expenses were $1,877,000 or 11.9% of net sales for the first nine months of fiscal 1998, as compared to $1,336,000 or 11.1% of net sales for the first nine months of 1997. The increase was due in part to increased costs resulting from the Company's status as a public company, and an increase in administrative salaries.

         Selling. For the quarter ended July 31, 1998, selling expenses were $635,000, or 14.5% of net sales, as compared to $679,000, or 20.3% of net sales for the third fiscal quarter of 1997. The decrease was due to the Company's ability to increase sales while maintaining selling expense levels. For the first nine months of fiscal 1998 selling expenses were $2,083,000 or 13.3% of net sales as compared to $2,043,000 or 16.9% of net sales for the first nine months of 1997.

         Advertising and Marketing. For the quarter ended July 31, 1998, advertising and marketing expenses were $463,000 or 10.6% of net sales as compared to $156,000 or 4.7% of net sales in the third fiscal quarter of 1997. Advertising and marketing expenses were $1,404,000 or 8.9% of net sales for the first nine months of 1998 as compared to $625,000 or 5.2% of net sales for the same period of 1997. The increase in these expenses was a result of catalogue printing costs and service fees and rebates paid on national account sales programs.

         Net Income or Loss. For the quarter ended July 31, 1998, the Company had income before income taxes of $162,000 as compared to a loss before income taxes of $44,000 for the third fiscal quarter of 1997. The provision for income tax for the third quarter of fiscal 1998 was $47,000 resulting in net income of $115,000 as compared to no provision for the same quarter of 1997. For the third quarter of 1998, the entire income of $115,000 was allocable to Common Stock. In the third quarter 1997, $33,000 of dividends were allocated to then outstanding Convertible Preferred Stock, resulting in a loss applicable to Common Stock of $76,000. Convertible Preferred Stock was converted to Class B Common Stock in
November of 1997. For the nine months ended July 31, 1998, net income was $679,000 (all attributed to Common Stock) as compared to $347,000 for the first nine months of fiscal 1997 (with $97,000 being allocable to Convertible Preferred Stock and $250,000 allocable to Common Stock).


Financial Condition

         Liquidity and Capital Resources. Cash flow used in operations during the nine months ended July 31, 1998, was $2,477,000. This resulted primarily from increased sales and resulting increases in accounts receivable and inventory of over $3,928,000. During the first nine months of 1997, the Company had cash flows used in operations of $643,000 mainly as a result of increases in accounts receivable and inventory of $968,000.

         At October 31, 1997, the Company maintained a cash balance of $237,000. In November of 1997, the Company sold 1,725,000 shares of its Common Stock at $4.00 per share in an initial public offering. The net proceeds from the offering to the Company were approximately $5,500,000. The Company's cash balance at July 31, 1998 was $764,000.

         Investment Activities. During the nine months ended July 31, 1998 and July 31, 1997, the Company invested $1,999,000 and $471,000, respectively, in machinery and equipment and merchandise displays at customer locations. The Company also invested in and advanced to its Mexican supplier of latex balloons $1,350,000 in the first nine months of 1998.

         Financing Activities. For the nine months ended July 31, 1998, the Company generated $6,389,000 in financing activities, primarily as a result of the proceeds of the Company's initial public offering of its Common Stock in November of 1997 and the proceeds of long-term debt. Cash flow provided by financing activities for the nine months ended July 31, 1997, was $1,303,000 resulting primarily from the proceeds of a private placement of notes to related parties and advances on lines of credit. In May, 1998, the Company restructured its bank debt, consolidating certain term loans at reduced interest rates and increasing its line of credit.

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


Item 4.           Submission of Matters to a Vote of Security Holders

                  Not applicable.


Item 5.           Other Information

         On August 24, 1998, the Company purchased an additional office and warehouse facility adjacent to the current Company headquarters in Barrington, Illinois for $1,585,000. The building contains 28,700 square feet of office and warehouse space, set on 5 acres of land. The purchase was bank financed.

         The Company has assessed its readiness for year 2000 in terms of its current computer hardware and software and the capabilities of its major suppliers. Based on this assessment the Company does not believe that year 2000, and the Company's preparation for year 2000, will have a material effect on its operations.


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



Dated: September 10, 1998           CTI INDUSTRIES CORPORATION


                                    By: /s/ Stephen M. Merrick
                                        ---------------------------------------
                                        Stephen M. Merrick, Chief Executive
                                        Officer and Principal Financial Officer

CTI Industries Corporation and Subsidiary

Consolidated Balance Sheet


                                                                   July 31, 1998  October 31, 1997
                                                                    (Unaudited)       (See note)
                                                                    ------------    ------------
                    ASSETS

Current assets:
  Cash                                                              $    764,332    $    237,230
  Accounts Receivable (less allowance for
    doubtful accounts of $169,915 and $136,050
    at July 31, 1998 and October 31, 1997)                             3,081,669       3,045,696
  Inventories                                                          8,758,765       5,073,861
  Deferred tax assets                                                    327,035         327,035
  Other                                                                  896,320         483,652
                                                                    ------------    ------------

      Total current assets                                            13,828,121       9,167,474

Property and equipment:
  Machinery and equipment                                              7,864,687       6,711,978
  Building                                                             2,196,442       2,175,713
  Office furniture and equipment                                       1,482,638       1,058,150
  Land                                                                   250,000         250,000
  Leasehold improvements                                                 161,885         147,128
  Projects under construction                                            789,251         402,714
                                                                    ------------    ------------
                                                                      12,744,903      10,745,683
    Less :  accumulated depreciation                                  (7,531,455)     (6,851,148)
                                                                    ------------    ------------

      Total property and equipment, net                                5,213,448       3,894,535

Other assets:
  Deferred IPO costs                                                        --           445,067
  Deferred financing costs, net                                           48,187          56,671
  Invesment in subsidiaries                                              884,375          81,816
  Note receivable                                                        715,422         300,000
  Deferred tax assets                                                    272,063         272,063
                                                                    ------------    ------------

      Total other assets                                               1,920,047       1,155,617
                                                                    ------------    ------------

TOTAL ASSETS                                                        $ 20,961,616    $ 14,217,626
                                                                    ============    ============


See accompanying notes

CTI Industries Corporation and Subsidiary

Consolidated Balance Sheet



                                                                 July 31, 1998   October 31, 1997
                                                                   (Unaudited)       (See note)
                                                                  ------------    ------------

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                $  2,741,473    $  3,725,500
  Line of credit                                                     3,184,094       3,017,940
  Stock redemption contract payable - current portion                     --            30,533
  Notes payable - current portion                                      445,318         580,097
  Accrued liabilities                                                1,558,755         871,182
                                                                  ------------    ------------

      Total current liabiliites                                      7,929,640       8,225,252

Long-term liabilities:
  Notes payable                                                      3,951,025       2,885,151
  Subordinated debt                                                    865,000         865,000
                                                                  ------------    ------------

      Total long-term liabilities                                    4,816,025       3,750,151

Redeemable common stock                                                416,651         450,000

Stockholders' equity:
  Convertible  preferred stock - $.91 par value,
    2,000,000    shares  authorized,
    1,098,901 shares issued and outstanding,
    including accumulated dividends of
    $63,917 at October 31, 1997                                           --         1,063,917
  Common stock - $.065 par value, 11,000,000 shares
    authorized, 2,898,980 (July 31, 1998) and
    1,154,584 (October 31, 1997) shares issued,
    2,737,495 (July 31, 1998) and
    1,010,202 (October 31, 1997) shares outstanding                    188,434          75,048
  Class B common stock - $.91 par value,
    1,100,000 shares authorized, 1,098,901 shares
    outstanding at July 31, 1998                                     1,000,000            --
  Paid-in-capital                                                    5,554,332         248,348
  Retained earnings                                                  1,857,940       1,179,274
  Foreign currency translation adjustment                               23,994          51,036
    Less:
      Treasury stock - 161,485 (July 31, 1998) and                    (404,049)       (370,700)
        144,382 (October 31, 1997) shares at cost
      Redeemable common stock                                         (416,651)       (450,000)
      Stock subscription receivable                                     (4,700)         (4,700)
                                                                  ------------    ------------

      Total stockholders' equity                                     7,799,300       1,792,223
                                                                  ------------    ------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                          $ 20,961,616    $ 14,217,626
                                                                  ============    ============


Note: The balance sheet at October 31, 1997 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete statements.

See accompanying notes

CTI Industries Corporation and Subsidiary

Consolidated Statement of Operations

                                                      Quarter Ended July 31            Year to Date July 31
                                                      1998             1997            1998            1997
                                                   (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)
                                                  ------------    ------------    ------------    ------------
Net Sales                                         $  4,382,322    $  3,345,970    $ 15,713,903    $ 12,082,091

Cost of Sales                                        2,306,868       1,962,088       9,001,445       7,346,119
                                                  ------------    ------------    ------------    ------------

      Gross profit on sales                          2,075,454       1,383,882       6,712,458       4,735,972

Operating expenses:
  Administrative                                       654,174         435,133       1,877,480       1,335,518
  Selling                                              634,743         678,987       2,083,467       2,042,852
  Advertising and marketing                            462,716         156,235       1,403,864         624,579
                                                  ------------    ------------    ------------    ------------

      Total operating expenses                       1,751,633       1,270,355       5,364,811       4,002,949
                                                  ------------    ------------    ------------    ------------

Income from operations                                 323,821         113,527       1,347,648         733,023

Other income (expense):
  Interest income                                       32,924            --           124,501            --
  Interest expense                                    (193,561)       (167,276)       (561,897)       (471,218)
  Lease income                                          32,573            --            54,742            --
  Income from investments                              (56,644)           --            (6,188)           --
  Other                                                 23,119          10,191          70,863          85,328
                                                  ------------    ------------    ------------    ------------

      Total other expense                             (161,589)       (157,085)       (317,979)       (385,890)
                                                  ------------    ------------    ------------    ------------

Income before income taxes                             162,232         (43,558)      1,029,669         347,133

Income tax expense (benefit)                            46,800            --           351,000            --
                                                  ------------    ------------    ------------    ------------

      Net income                                       115,432         (43,558)        678,669         347,133

Dividends applicable to convertible
  preferred stock                                         --           (32,500)           --           (97,500)
                                                  ------------    ------------    ------------    ------------

Income applicable to common shares                $    115,432    $    (76,058)   $    678,669    $    249,633
                                                  ============    ============    ============    ============

Basic income per common and
  common equivalent shares                        $       0.03    $      (0.08)   $       0.18    $       0.25
                                                  ============    ============    ============    ============

Diluted income per common
  and common equivalent shares                    $       0.03    $      (0.08)   $       0.16    $       0.16
                                                  ============    ============    ============    ============

Weighted average number of shares and
  equivalent shares of common stock
  outstanding
    Basic                                            3,825,954       1,010,202       3,785,523         996,099
                                                  ============    ============    ============    ============

    Diluted                                          4,110,965       1,010,202       4,124,527       2,221,809
                                                  ============    ============    ============    ============

See accompanying notes

CTI Industries Corporation and Subsidiary

Consolidated Statement of Cash Flows

                                                                      Nine Months Ended July 31
                                                                         1998           1997
                                                                     (Unaudited)     (Unaudited)
                                                                    ------------    ------------
Cash Flow Provided by Operations:
  Net income                                                        $    678,669    $    347,133
  Adjustment to reconcile net income:
    Depreciation and amortization                                        688,790         383,936
    Equity in earnings of P&TF and CTF                                     6,188            --
    Gain on sale of property and equipment                                  --           (42,942)
    Provision for losses on A/R & inventory                              207,500          89,554
    Change in assets and liabilities:
      Change in accounts receivable                                      (81,610)       (478,945)
      Change in inventory                                             (3,846,766)       (489,234)
      Change in other assets                                             166,978        (312,575)
      Change in accounts payable & accrued expenses                     (296,620)       (139,492)
                                                                    ------------    ------------

Total Cash Flow Used by Operations                                    (2,476,871)       (642,565)

Cash Flow Provided by Investing Activities:
  Proceeds from sale of property and equipment                              --             2,942
  Purchases of property and equipment                                 (1,999,220)       (471,312)
  Investment in and advances to P&TF                                  (1,350,000)           --
  Investment in joint venture                                             (8,747)        (60,260)
                                                                    ------------    ------------

Total Cash Flow Used by Investing Activities                          (3,357,967)       (528,630)

Cash Flow Provided by Financing Activities:
  Stock redemption contract payments                                     (30,533)        (60,709)
  Advances on line of credit                                          14,380,000       4,813,520
  Repayments on line of credit                                       (14,213,846)     (4,312,855)
  Proceeds from issuance of long term debt                             2,344,959         218,000
  Proceeds from issuance of short term debt                              850,000            --
  Repayment of long term debt                                         (1,413,866)       (318,847)
  Repayment of short term debt                                          (850,000)           --
  Proceeds from debt issued to related parties                              --           865,000
  Proceeds from issuance of preferred stock                                 --           160,000
  Proceeds from issuance of common stock                               5,401,883            --
  Proceeds from warrants exercised                                        17,650            --
  Conversion of preferred stock                                       (1,000,000)           --
  Proceeds from conversion of preferred stock                          1,000,000            --
  Purchase treasury stock                                                (33,349)           --
  Dividends paid                                                         (63,917)        (61,210)
                                                                    ------------    ------------

Total Cash Flow Provided by Financing Activities                       6,388,981       1,302,899

Effect of exchange rate changes on cash                                  (27,041)           --
                                                                    ------------    ------------

Increase (Decrease) in Cash and Equivalents                              527,102         131,704

Cash and Equivalents at Beginning of Period                              237,230         130,818
                                                                    ------------    ------------

Cash and Equivalents at End of Period                               $    764,332    $    262,522
                                                                    ============    ============

Supplemental disclosures:
  Cash paid for interest                                            $    553,123    $    432,272
  Cash paid for income taxes                                        $    180,000    $       --

Non-cash financing activities:
  Assets exchanged for settlement of debt                                   --      $     40,000
  Common stock warrants exercised in exchange for
    contractual services received                                           --      $     19,500

See accompanying notes

July 31, 1998

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended July 31, 1998 are not necessarily indicative of the results that may be expected for the year ended October 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report on Form 10-KSB for the year ended October 31, 1997.


Note 2 - P&TF Transaction

On January 26, 1998, the Company and Pulidos et Terminados Finos S.A. de C.V. ("P&TF") entered into an agreement under which (i) the Company subscribed for 45% of the outstanding capital stock of P&TF for $800,000, (ii) the Company loaned to P&TF $850,000 secured by certain latex balloon manufacturing equipment, and (iii) the 1995 equipment purchase agreement between the parties was cancelled with respect to 2 pieces of latex balloon manufacturing equipment, which equipment is now owned by CTI and leased to P&TF. The purchase of the capital stock was effective February 1, 1998, and the purchase price for the capital stock was paid by (i) applying $400,000 of advances made to P&TF prior to closing and (ii) a cash payment for the balance. The $400,000 debt owing to the Company from the 1995 acquisition was extinguished as a result of the cancellation of the sales of the two pieces of equipment to P&TF. Funding for the purchase of the P&TF stock was provided from general operating funds of the Company and, for the loan to P&TF, by a loan to the Company from First American Bank. At the time of the transaction, the suspension of payments proceeding relating to P&TF (in the nature of a Chapter XI bankruptcy reorganization proceeding) was terminated.


Note 3 - Commitments

In April 1998, the Company entered into an agreement to purchase new extrusion equipment. The equipment is anticipated to cost approximately $1,941,000, and will be financed by a new loan to the Company from First American Bank.

In August 1998, the Company entered into an agreement to purchase the building located next to its current facility. The purchase price of the building is $1,585,000, and will be financed by a new mortgage loan to the Company from First American Bank.


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

July 31, 1998

Diluted income per common share for the quarter ended July 31, 1998 and year to date July 31, 1998 is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents (stock options and warrants), unless anti-dilutive, during the period.

Diluted income per common share for the quarter ended July 31, 1997 and year to date July 31, 1997 is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents (stock options, warrants and convertible preferred stock), unless anti-dilutive, during the period. The weighted average number of shares and equivalent shares of common stock outstanding during the period ended July 31, 1997 reflects conversion of all convertible preferred stock into 1,098,901 shares of common stock as of the beginning of the period.

Income per common share for the periods ended July 31, 1998 and 1997 was computed as follows (in thousands, except per share amounts):


CTI Industries Corporation and Subsidiary

                                                Quarter Ended Juy 31         Year to Date July 31
                                                 1998          1997           1998          1997
                                             -------------------------    -------------------------
Basic
Average shares outstanding:
  Weighted average number of shares of
    common stock outstanding during the
    period                                     3,825,954     1,010,202      3,785,523       996,099
                                             ===========   ===========    ===========   ===========
Net income:
  Net income                                 $   115,432   $   (43,558)   $   678,669   $   347,133
  Less preferred stock dividends                    --         (32,500)          --         (97,500)
                                             -----------   -----------    -----------   -----------

  Amount for per share computation           $   115,432   $   (76,058)   $   678,669   $   249,633
                                             ===========   ===========    ===========   ===========

  Per share amount                           $      0.03   $     (0.08)   $      0.18   $      0.25
                                             ===========   ===========    ===========   ===========

Diluted Average shares outstanding:
  Weighted average number of shares of
    common stock outstanding during the
    period                                     3,825,954     1,010,202      3,785,523       996,099
  Net additional shares assuming stock
    options and warrants exercised and
    proceeds used to purchase treasury
    stock                                        285,011          --          339,004       126,809
  Additional shares assuming conversion
    of convertible preferred stock                  --            --             --       1,098,901
                                             -----------   -----------    -----------   -----------
  Weighted average number of shares and
    equivalent shares of common stock
    outstanding during the period              4,110,965     1,010,202      4,124,527     2,221,809
                                             ===========   ===========    ===========   ===========

Net income:
  Net income                                 $   115,432   $   (43,558)   $   678,669   $   347,133
  Less preferred stock dividends                    --         (32,500)          --         (97,500)
                                             -----------   -----------    -----------   -----------

  Income applicable to common shares         $   115,432   $   (76,058)   $   678,669   $   249,633
  Add dividends on preferred stock assumed
    converted into common shares                    --            --             --          97,500
                                             -----------   -----------    -----------   -----------

  Amount for per share computation           $   115,432   $   (76,058)   $   678,669   $   347,133
                                             ===========   ===========    ===========   ===========

  Per share amount                           $      0.03   $     (0.08)   $      0.16   $      0.16
                                             ===========   ===========    ===========   ===========