Form 10KSB
period 1998-10-31
CTI INDUSTRIES CORP
filed 1999-02-16
CIK 1042187

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
                            ANNUAL REPORT PURSUANT TO
                      SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended October 31, 1998

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

         The Registrant's revenues for the fiscal year ended October 31, 1998, were $19,953,000.

         Based upon the closing price of $2.188 per share of Registrant's Common Stock as reported on NASDAQ SmallCap Market at January 15, 1999, the aggregate market value of the voting stock held by non-affiliates of the Registrant was then approximately $4,496,331.25. (Determination of stock ownership by non-affiliates was made solely for the purpose of responding to the requirements of the Form and the Registrant is not bound by this determination for any other purpose).

         The number of shares of the Registrant's Common Stock outstanding as of January 15, 1999 was 2,735,831 (excluding treasury shares) and the number of shares of Class B Common Stock outstanding as of that date was 1,098,901.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of Registrant's Proxy Statement for the 1999 Annual Meeting of Stockholders to be filed with the Commission within 120 days of the end of Registrant's last fiscal year is incorporated by reference into Part III.

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

         In July, 1997, the Company effected a recapitalization (the "Recapitalization") without a formal reorganization. As part of the Recapitalization, the Board of Directors approved the creation of Class B Common Stock, approved a 1 for 2.6 reverse stock split on both the Common Stock and Preferred Stock, and negotiated a conversion of all then outstanding shares of the Company's Convertible Preferred Stock into an aggregate of 1,098,901 shares of Class B Common Stock. The conversion was effective upon the closing of an initial public offering of 1,725,000 shares of the Company's Common Stock on November 5, 1997. The shares of Class B Common Stock contain rights identical to shares of Common Stock, except that shares of Class B Common Stock, voting separately as a class, have the right to elect four of the Company's seven directors. Shares of Common Stock and Class B Common Stock, voting together as a class, vote on all other matters, including the election of the remaining directors. The recapitalization, initial public offering and related transactions were approved by written consent of the shareholders.

Business Overview

         The Company is one of the leading manufacturers and sellers of mylar balloons in the world. The Company also sells latex balloons, novelty and "message" items, such as mugs and banners, and toy products, such as inflatable masks, punch balls and water bombs, and produces laminated and specialty films for food packaging and other commercial uses. The Company's products are sold throughout the United States and in 30 foreign countries through a wide variety of retail outlets including grocery, general merchandise and drugstore chains, such as Eckerd Drug Stores, Safeway and Winn Dixie grocery chains, card and gift shops, such as Hallmark and Factory Card Outlet stores, and party goods stores, as well as through florists and balloon decorators.

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

         To meet the needs of the mylar balloon market, the Company has developed sophisticated film products and techniques which have other applications. The Company's expertise in multi-color printing using water-based ink, in particular, has enabled the Company to expand its business to include the production of film wrappers for consumables. The Company produces, laminates and prints films for food packaging companies and provides custom film products for other commercial uses.

         The Company is a fully integrated designer and manufacturer of its mylar balloon product line. The Company is a party to a long term agreement with a Mexican manufacturer under which a broad line of latex balloons are manufactured for the Company. The Company has recently entered into an agreement with the Mexican supplier whereby the Company has acquired an equity interest in and has made loans to the Mexican firm. The Company thereby has a competitive source of supply of quality latex balloon products which it markets with its mylar balloon line. The Company has also established a joint venture with this Mexican manufacturer for the packaging of balloon products and the printing of latex balloons.


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

         There are presently at least seven manufacturers of mylar balloons whose products are sold in the United States. Six of these companies maintain their own production facilities in the United States. Several companies market and sell mylar balloons designed by them and manufactured by others for them.

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


         In addition to size and shape, a principal element of the Company's mylar balloon products is the printed design or message contained on the balloon. These designs include figures and licensed characters many of which are well-known licensed characters. The Company maintains licenses for Peanuts(R), Garfield(R), Precious Moments(R), Hallmark, Ziggy(R), Grimmy(R), Elephantz(R), Paddington(R), Gibson Greetings(R), Postman Pat(R), NASCAR(R), Betty Boop(R), and several others. See "Patent, Trademarks and Copyrights" below.

         Latex Balloons. The Company sells a high end line of latex balloons under the product line name Hi-Tex(R) and a standard line of latex balloons marketed under the name Partyloons(R).

         Toys and Novelty. The Company also manufactures or sells additional and related novelty items including mugs and banners. With its standard line of latex balloons, punch balls and water bombs, the Company has made entry into the toy market.

         Packaging Films. The Company fabricates and prints films for use in food packaging. The Company has developed sophisticated methods for the printing of films, including the use of water-based ink. These techniques have proven desirable for companies engaged in packaging food products, particularly candy and snack items, with the result that the Company now provides printed packaging films for several food packaging companies, and intends to expand and extend this business line.

         Custom Film Products. In addition to printed films for food packaging, the Company fabricates custom film products for various commercial and industrial purposes. These now include "dunnage" bags (inflatable film products) used in the packaging of goods and bags for the storage of clothing items.

Marketing, Sales and Distribution

         The Company markets and sells its mylar balloon, latex balloon and related novelty products throughout the United States and in over 30 foreign countries. The Company maintains a marketing, sales staff and support staff of 15 individuals and a customer service department of 14 individuals. European sales are conducted by CTI Balloons, the Company's subsidiary located in Rugby, England. Sales in other foreign countries are made generally to distributors in those countries and are managed at the Company's principal offices.

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

         The Company also sells balloons and related products to certain national chain stores including grocery, general merchandise and drug store chains and party goods stores. The Company's largest chain store customer is Eckerd Drug Stores. During the 1998 fiscal year, Eckerd Drug Stores accounted for approximately 15.2% of the Company's total sales revenues. The Company also sells its balloons to individual retail outlets generally through coordinated efforts with its distributors.

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

         The Company markets its custom film products, including its "dunnage" bags (inflatable film products) directly. During the 1998 fiscal year, a single customer of the Company's custom film product business accounted for approximately 11.06% of the Company's total sales revenues.

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

         A new extruder machine was custom made for the Company in 1998, and increased the Company's capacity to produce enough film to make as many as 85,000 metallized balloons per hour as opposed to previously existing equipment, which afforded the Company the capacity to produce 12,000 metallized balloons per hour.

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

         On January 26, 1998, the Company and P&TF entered into an agreement whereby, (i) the Company subscribed for 45% of the outstanding capital stock of P&TF for $800,000, (ii) the Company loaned to P&TF $850,000, which loan is collateralized by certain latex balloon manufacturing equipment and (iii) the 1995 equipment purchase agreement between the parties was cancelled with respect to 2 pieces of latex balloon manufacturing equipment, which equipment is now owned by CTI and leased to P&TF. The purchase of the capital stock was consummated on February 1, 1998, and the purchase price for the capital stock was paid by (i) applying$400,000 of advances made to P&TF prior to closing and (ii) a cash payment for the balance. The $400,000 debt owing to the Company from the 1995 acquisition was extinguished as a result of the cancellation of the sale of the two pieces of equipment to P&TF.

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

Competition

         The balloon and novelty industry is highly competitive, with numerous competitors. There are presently seven major manufacturers of mylar balloons whose products are sold in the United States including Anagram International, Inc., M&D Balloons, Inc., Pioneer Balloon, Convertidora International, Classic Balloon and Betallic. Several companies, including American Greetings, Amscan and Flowers, Inc., market and sell mylar balloons designed by them and manufactured by others for them. In 1998, Anagram International, Inc. was acquired by Amscan.

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


Research and Development

         The Company maintains a product development and research department of six individuals for the development or identification of new balloons and related products, product components and sources of supply. Research and development includes (i) creative product development, (ii) creative marketing, and (iii) engineering development. During fiscal years 1997 and 1998, the Company estimates that the total amount spent on research and development activities was approximately $238,000 and $252,000, respectively.


Employees

         As of October 31, 1998, the Company had 186 full-time employees in the United States, of whom 11 are executive or supervisory, 29 are in sales, 134 are in manufacturing and 12 are clerical. As of that same date, the Company had 12 full time employees in England, of whom 2 are executive or supervisory, 3 are in sales, 6 are in warehousing and 1 is clerical. The Company is not a party to any collective bargaining agreement, has not experienced any work stoppages and believes that its relationship with its employees is satisfactory.


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

         In August, 1998, the Company also purchased a building that is adjacent to its principal plant and offices. The new facility includes approximately 29,000 square feet of combined office and warehouse space. The Company is presently leasing approximately 11,000 square feet of this office and warehouse space to a tenant for $ 7,000 in monthly rent under a lease that expires in November of 1999.

         In addition, the Company leases approximately 62,500 square feet of space in Cary, Illinois expiring December 31, 1999. The Company has subleased approximately 90% of this space through December, 1999. The Company's monthly rent (net of subleases) is approximately $1,000. The facility is utilized as a warehouse.

         The Company also leases 15,000 square feet of office and warehouse space in Rugby, England at an annual lease cost of $51,700, expiring 2013. This facility is utilized for product packaging operations and to manage and service the Company's operations in England and Europe.


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

         The high and low sales prices for the last four fiscal quarters, according to the NASDAQ Stock Market's Stock Price History report, were:

                                                        High          Low
                                                        ----          ---

         November 5, 1997 to January 31, 1998           6.719        5.000
         February 1, 1998 to April 30, 1998             6.156        4.250
         May 1, 1998 to July 31, 1998                   5.625        3.750
         August 1, 1998 to October 31, 1998             4.250        2.188


         As of January 15, 1999, there were approximately 45 holders of record of the Company's Common Stock and 2 holders of record of Class B Common Stock.

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

         In July, 1998, John H. Schwan and Stephen M. Merrick exercised a total of 19,396 of their warrants to purchase shares of the Company's Common Stock at an exercise price of $.91 per share (15,000 and 4,396 warrants, respectively).

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

Item No. 6       Management's Discussion and Analysis of Financial Condition and
                 Results of Operations

General

         In February, 1996, there was a change of control and management of the Company. Since that time, new management has focused its efforts on (i) formulating and implementing plans and programs to increase revenues, (ii) achieving liquidity, (iii) reducing costs of operations and (iv) achieving profitability. While net sales decreased 39% in fiscal 1996 to $13,910,000 from $22,784,000 in fiscal 1995, net sales for fiscal 1997 increased 18% to $16,431,000. In fiscal 1998, net sales increased an additional 21% to $19,953,000. Operating expenses were reduced from 1995 to 1996 by over $5 million, a reduction of approximately 50% and the Company was able to maintain the lower operating cost figures in fiscal 1997.1 In fiscal 1998, operating expenses increased by $1,523,000, primarily from an increase in advertising and marketing costs of $822,000 and an increase in administrative costs of $489,000. While the increase in marketing costs contributed to the growth of sales in 1998, the Company anticipates reducing marketing expenses and administrative expenses in 1999. A portion of these expenses were of a non-recurring nature as described in greater detail below. The net loss of the Company was reduced from the 1995 level of $2,893,0002 to $183,000 for fiscal 1996 and for fiscal 1997, the Company had net income of $1,140,000. Included in income for fiscal 1997, was a tax benefit of $550,000 resulting from the reversal of a tax valuation allowance created in prior years.3 Despite increased sales, as a result of higher than expected operating costs, net income for fiscal 1998 was $122,000. Working capital increased from $347,000 on October 31, 1996 to $942,000 on October 31, 1997 and to $3,313,000 on October 31, 1998.

         In November of 1997, the Company completed an initial public offering of 1,725,000 shares of its Common Stock, for net proceeds of approximately $5,500,000. The Company applied the proceeds to capital items and operations to improve the products, production capacity, marketing efforts, product development and operations of the Company. Specifically, the Company made capital investments of approximately $5.3 million, a portion of which was financed through equipment loans or otherwise, in plant improvements and equipment which will increase production capacity in the mylar product line and the laminated and printed films business. A new extruder has been custom made




----------------------

       1. Included in the expense reduction in 1996, was a $200,000 decrease in depreciation expense related to a change in accounting estimate of the useful life of certain equipment.

       2. $1,672,000 of the loss in fiscal 1995 related to the shutdown and sale of the Company's latex balloon manufacturing operation.

       3. The reversal was based upon management's determination that it was more likely than not that the deferred tax benefits would be utilized.

for the Company, and has the capacity to produce enough film to make 85,000 metallized balloons per hour as opposed to existing equipment which produces 12,000 metallized balloons per hour. The Company has purchased additional office and warehouse space adjacent to its headquarters located in Barrington, Illinois allowing for increases in production and growth. During fiscal 1998, the Company invested $1,350,000 in its Mexican supplier of latex balloons and has engaged in active marketing of latex balloons. The Company has invested a portion of the proceeds of the offering for the hiring of personnel in marketing, product design and development and sales to enhance the Company's product design and development efforts, its product line, marketing, customer service and support and sales effort. These commitments in the Company's three principal sales areas, mylar balloons, latex balloons, and laminations and specialty packaging will allow the Company to continue to expand sales.

         The following table sets forth selected financial data of the Company for the three years ended October 31, 1998, 1997 and 1996 (in thousands, except per share data):

                                                   Year Ended October 31,
                                              --------------------------------
                                                 1996        1997        1998
                                               -------     -------     -------

Considated Statement of Operations Data:
Net sales.................................    $ 13,910    $ 16,431    $ 19,953
Cost of sales.............................       8,558      10,265      12,707
                                               -------     -------     -------
Gross profit..............................       5,352       6,166       7,246

Operating Expenses:
 General and administrative...............       2,055       1,864       2,353
 Selling..................................       2,387       2,375       2,587
 Advertising and marketing................         592         983       1,805
                                               -------     -------     -------
    Total operating expenses..............       5,034       5,222       6,745
                                               -------     -------     -------

Operating income (loss)...................         318         944         501
                                               -------     -------     -------

Other income (expense)....................        (495)       (354)       (319)
                                               -------     -------     -------
Income (loss) before income taxes.........        (177)        590         182
Income tax benefit (expense)..............          (6)        550         (60)
                                               -------     -------     -------
Net income (loss).........................        (183)      1,140         122
Dividends applicable to Convertible
 Preferred Stock..........................         (74)        (98)        ---
                                               -------     -------     -------
Net income (loss) applicable to
 common shares............................    $   (257)   $  1,042    $    122
                                               =======     =======     =======

Net income (loss) per share
     Basic ...............................    $   (.25)   $   1.04    $    .03
                                               =======     =======     =======
     Diluted .............................    $   (.25)   $    .51    $    .03
                                               =======     =======     =======
Weighted average number of common and
common equivalent shares outstanding
     Basic ...............................   1,026,572     999,625   3,798,010
                                             =========   =========   =========
     Diluted .............................   1,026,572   2,225,335   4,121,366
                                             =========   =========   =========

Results of Operation

         Net Sales. For the fiscal year ended October 31, 1998, net sales increased to $19,953,000 from $16,431,000 for fiscal 1997, an increase of approximately 21%. This increase in net sales was a reflection principally of increases in the sales of latex balloons and laminations and specialty packaging. Sales also increased as a result of the Company's continued efforts to solidify and expand its distribution network. For fiscal 1998, international sales were $2,498,000 or 12.5% of net sales, as compared to $2,622,000, or 16% of net sales for fiscal 1997.

         During fiscal 1998, mylar balloons represented 71% of sales, latex balloons 12% of sales and laminated and printed films 17% of sales. During fiscal 1997, mylar balloons represented 77% of sales, latex balloons 10% of sales and laminated and printed films 13% of sales. The Company anticipates that the percentage of sales represented by latex balloons and laminated and printed films will continue to increase during fiscal 1999. For fiscal 1998, the profit margins on mylar balloons, latex balloons and laminated and printed materials were 35%, 27%, and 39%, respectively.

         Cost of Sales. For fiscal 1998, cost of sales increased slightly to 63.9% of net sales as compared to 62.5% of net sales in fiscal 1997. The increase was the result of a number of items including an increase in overhead in connection with the acquisition and operation of an additional facility purchased in August, 1998, including increased real estate taxes.

         Administrative. For fiscal 1998, administrative expenses were $2,353,000 or 11.8% of sales as compared to $1,864,000, or 11.3% of sales for fiscal 1997. Administrative expenses increased in 1998 as a result of a medical insurance expense of $120,000, which is not expected to recur. The Company also incurred higher professional costs in 1998, principally accounting fees, due in part to the Company's status as a public company, and other costs as a result of being publicly held.

         Selling. For fiscal 1998, selling expenses were $2,587,000 or 13% of net sales, as compared to $2,375,000, or 14.5% of net sales for fiscal 1997. The increase was due primarily to increased costs associated with the holding of certain licenses.

         Advertising and Marketing. For fiscal 1998, advertising and marketing expenses were $1,806,000 or 9.1% of sales as compared to $983,000 or 6% of sales for fiscal 1997. The increase in these expenses in 1998 was a result of service fees and promotional costs paid on certain national accounts. The Company expects to reduce advertising and marketing costs both in dollars and as a percentage of net sales in 1999. The Company has already reduced its servicing and promotional costs on certain national account programs.

         Other Income and Expenses. The Company had lease income of $86,000 and interest income of $161,000 in fiscal 1998, areas of income it did not have in 1997. For fiscal 1998, interest expense was $765,000 as compared to $667,000 for fiscal 1997. The increase in interest expense for fiscal 1998, as compared to 1997, is a result of interest paid on the new facility, new extruder, and a higher balance on the revolving line of credit.

         Net Income or Loss. For fiscal 1998, the Company had net income before income taxes of $182,000, as compared to net income before income taxes of $589,000 in fiscal 1997. Net income for fiscal 1998, was $122,000 as compared to net income of $1,140,000 for 1997. Included in income for 1997 was $550,000 of tax benefit resulting from a reversal of a tax valuation allowance created in prior periods. The reversal was based upon management's determination that it was more likely than not that the deferred tax benefits would be utilized. The Company anticipates that its advertising and marketing efforts will generate increased sales in 1999. As a result of increased balloon production in 1998, the Company experienced reduced unit costs which should result in improved margins during the first two fiscal quarters of 1999.

         Contracts with foreign suppliers are stated in U.S. dollars and the Company is not subject to currency rate fluctuations on these transactions. The effect of currency rate fluctuations on intercompany transactions with the Company's England subsidiary has been immaterial. As a result, the Company has determined not to provide any hedge against currency rate fluctuations.


Liquidity and Capital Resources

         Cash flow used in operations during the year ended October 31, 1998 was $2,384,000. This resulted primarily from increased sales and resulting increases in accounts receivable and inventory of $3,170,000. During fiscal 1997, the Company used cash flows from operations of $537,000 mainly as a result of increases in accounts receivable and inventory of $2,161,000.

         At October 31, 1998, the Company maintained a cash balance of $235,000. The Company's current cash management strategy includes maintaining minimal cash balances and utilizing the revolving line of credit for liquidity. At October 31, 1997, the Company had cash and cash equivalents of $237,000. At October 31, 1998, the Company had working capital of $3,313,000. Working capital as of October 31, 1997 was $942,000.

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

         In September 1996, the Company entered into a Loan Agreement with a bank under which the bank provided loans and a line of credit to the Company aggregating $6,300,000. The arrangement included term loans in the amount of $3,300,000 and a revolving line of credit providing for maximum advances of $3,000,000 (increased to $4,500,000 in September, 1998), of which $322,000 was unused at October 31, 1998. The second term loan is due on September 1, 2001 and bears an interest rate of 8.25%. The revolving line of credit, bearing an interest rate of prime plus 1/2%, was due on July 1, 1998, and has been renewed until May 1, 1999. During 1998, the Company restructured its debt with the Bank. The first term loan was consolidated with two other term loans, forming a new term loan bearing an interest rate of 8.25%, due May 1, 2002. In May 1998, the Company's bank provided a term loan in the amount of $2,258,000 for the purchase of new extrusion equipment. This term loan bears an interest rate of 8.25% and is due February 1, 2004. In August 1998, the bank provided financing of $1,268,000 for the purchase of the facility adjacent to the Company's Barrington headquarters. The term loan bears an interest rate of 8.25% and matures on September 1, 2003. All these loans are secured by all assets of the Company. Three principal shareholders of the Company, John H. Schwan, Howard W. Schwan and Stephen M. Merrick have guaranteed these obligations.

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

         During fiscal 1998, the Company invested $5,254,000 in machinery and equipment, a new facility, and merchandise displays at customer locations. The Company also invested in and made advances of $1,419,000 to its Mexican supplier of latex balloons. During fiscal 1997, the Company invested $838,000 in machinery and equipment and made advances to its Mexican supplier of latex balloons in the amount of $300,000.

         During fiscal 1998, the Company generated $9,082,000 in financing activities, primarily as a result of the proceeds of the Company's initial public offering of its Common Stock in November 1997, and the proceeds of long-term debt. Cash flow provided by financing activities for fiscal 1997 was $1,857,000, resulting primarily from the proceeds of a private placement of notes to related parties, and advances on the line of credit.

         The Company believes that existing capital resources and cash generated from operations will be sufficient to meet the Company's requirements for at least 12 months.

Seasonality

         In the mylar product line, sales have historically been seasonal with approximately 20% to 30% of annual sales of mylar being generated in December and January and 11% to 13% of annual mylar sales being generated in June and July in recent years. The sale of latex balloons and laminated film products have not historically been seasonal, and to the extent sales in these areas increase as a percentage of total sales, this should decrease the seasonality of the Company's total net sales.


Year 2000 Issues

         Most computer databases, as well as embedded microprocessors in computer systems and industrial equipment, have been programmed to use a two-digit number to represent the year. Computer programs that recognize a date using "00" as the year 1900 rather than the year 2000 could result in errors or system failures. Accordingly, all companies must analyze their systems and make the necessary changes to ensure that automated processes will correctly distinguish between years before and after the year 2000.

         Based on a recent assessment, the Company does not believe the Year 2000 issue will have a material effect on its operations. The Company's current computer hardware and software systems are Year 2000 compliant. The Company is in the process of initiating communications with the manufacturers of its manufacturing and warehouse equipment to ensure this equipment will be Year 2000 ready.

         Formal communications will be made with all significant suppliers and large customers of the Company during the balance of 1999 to determine the extent to which the Company may be vulnerable to those third parties' failure to remediate their own potential Year 2000 problems. If the Company's most significant vendors of goods and services, or the suppliers of the Company's necessary energy, telecommunications and transportation needs, fail to provide the Company with the materials and services which are necessary to produce, distribute and sell its products, such failure could have a material adverse effect on the results of operations, liquidity and financial condition of the Company. There can be no guarantee that the systems of these suppliers, vendors and customers of the Company will be timely converted to year 2000 compliance. Nor is there any guarantee that the Company would experience no material adverse effects should any of the significant vendors, suppliers or customers of the Company fail to remediate their potential year 2000 problems. The Company has determined it has no exposure to contingencies related to the Year 2000 for the products it sells.

         The cost of attaining Year 2000 compliance will not be material for the Company. It is anticipated that no warehouse or manufacturing equipment will need to be replaced. The Company is currently assessing its telephone system and will decide in the second quarter of 1999 whether to replace the current system. The Company will primarily utilize internal resources to manage the Year 2000 issue.


Safe Harbor Provision of the Private Securities Litigation Act of 1995 and Forward Looking Statements

         The Company operates in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. The market for mylar and latex balloon products is generally characterized by intense competition, frequent new product introductions and changes in customer tastes which can render existing products unmarketable. The statements contained in

Item 1 (Description of Business) and Item 6 (Management's Discussion and Analysis of Financial Condition and Results of Operations) that are not historical facts may be forward- looking statements (as such term is defined in the rules promulgated pursuant to the Securities Exchange Act of 1934) that are subject to a variety of risks and uncertainties more fully described in the Company's filings with the Securities and Exchange Commission including, without limitation, those described under "Risk Factors" in the Company's Form SB-2 Registration Statement (File No. 333-31969) effective November 5, 1997. The forward-looking statements are based on the beliefs of the Company's management, as well as assumptions made by, and information currently available to the Company's management. Accordingly, these statements are subject to significant risks, uncertainties and contingencies which could cause the Company's actual growth, results, performance and business prospects and opportunities in 1999 and beyond to differ materially from those expressed in, or implied by, any such forward-looking statements. Wherever possible, words such as "anticipate," "plan," "expect," "believe," "estimate," and similar expressions have been used to identify these forward-looking statements, but are not the exclusive means of identifying such statements. These risks, uncertainties and contingencies include, but are not limited to, the Company's limited operating history on which expectations regarding its future performance can be based, competition from, among others, national and regional balloon, packaging and custom film product manufacturers and sellers that have greater financial, technical and marketing resources and distribution capabilities than the Company, the availability of sufficient capital, the maturation and success of the Company's strategy to develop, market and sell its products, risks inherent in conducting international business, risks associated with securing licenses, changes in the Company's product mix and pricing, the effectiveness of the Company's efforts to control operating expenses, general economic and business conditions affecting the Company and its customers in the United States and other countries in which the Company sells and anticipates selling its products and services and the Company's ability to (i) adjust to changes in technology, customer preferences, enhanced competition and new competitors; (ii) protect its intellectual property rights from infringement or misappropriation; (iii) maintain or enhance its relationships with other businesses and vendors; and (iv) attract and retain key employees. There can be no assurance that the Company will be able to identify, develop, market, sell or support new products successfully, that any such new products will gain market acceptance, or that the Company will be able to respond effectively to changes in customer preferences. There can be no assurance that the Company will not encounter technical or other difficulties that could delay introduction of new or updated products in the future. If the Company is unable to introduce new products and respond to industry changes or customer preferences on a timely basis, its business could be materially adversely affected. The Company is not obligated to update or revise these forward-looking statements to reflect new events or circumstances.


Item No. 7        Financial Statements

         Reference is made to the Consolidated Financial Statements attached hereto.


Item No. 8        Changes in and Disagreements with  Accountants  on  Accounting and Financial Disclosure

         Not Applicable.

PART III


Item No. 9        Directors, Executive Officers, Promoters and  Control Persons;
                  Compliance with Section 16(a) of the Exchange Act

         Information called for by Item No. 9 of Part III is incorporated by reference to the definitive Proxy Statement for the 1999 Annual Meeting of Stockholders to be filed with the Commission within 120 days of the end of the Company's last fiscal year.


Item No. 10       Executive Compensation

         Information called for by Item No. 10 of Part III is incorporated by reference to the definitive Proxy Statement for the 1999 Annual Meeting of Stockholders to be filed with the Commission within 120 days of the end of the Company's last fiscal year.


Item No. 11       Security Ownership of Certain Beneficial Owners and Management

         Information called for by Item No. 11 of Part III is incorporated by reference to the definitive Proxy Statement for the 1999 Annual Meeting of Stockholders to be filed with the Commission within 120 days of the end of the Company's last fiscal year.


Item No. 12       Certain Relationships and Related Transactions

         Information called for by Item No. 12 of Part III is incorporated by reference to the definitive Proxy Statement for the 1999 Annual Meeting of Stockholders to be filed with the Commission within 120 days of the end of the Company's last fiscal year.


Item No. 13       Exhibits and Reports on Form 8-K


Exhibits

   Exhibit
   Number         Description
   ------         -----------

   * 3.1          Second Restated Certificate of Incorporation of CTI Industries
                  Corporation
   * 3.2          By-laws  of  CTI   Industries   Corporation
   * 4.1          Form of Certificate  for  Common   Stock  of   CTI  Industries
                  Corporation
   *10.1          CTI  Industries  Corporation  Stock  Option  Plan
   *10.2          Employment   Agreement   dated  April  29,  1996  between  CTI
                  Industries Corporation and John C. Davis
   *10.3          Stock  Redemption  Agreement  dated March 1, 1996  between CTI
                  Industries Corporation and John C. Davis
   *10.4          Agreement   dated  June  27,  1997   between  CTI   Industries
                  Corporation and John C. Davis

   Exhibit
   Number         Description
   ------         -----------

   *10.6          Form of Warrant dated  December 3, 1996 to purchase  shares of
                  Common Stock
   *10.7          Form of Subscription Agreement dated March, 1996, for purchase of Preferred Stock
   *10.8          Form  of  Subscription  Agreement  dated  June  20,  1997  for promissory  notes and  warrants to  purchase  shares of Common
                  Stock
   *10.9          Employment   Agreement  dated  June  30,  1997,   between  CTI
                  Industries Corporation and Howard W. Schwan
   *10.10         Joint Venture Agreement dated September 16, 1996,  between CTI
                  Industries  Corporation and Pulidos & Terminados Finos S.A. de
                  C.V.
   *10.11         Agreement  for  purchase of assets  dated  September  8, 1995, between CTI  Industries  Corporation  and Pulidos & Terminados
                  Finos S.A. de C.V.
   *10.12         Amendment  dated May 24, 1996,  to  Agreement  for purchase of assets  between  CTI  Industries  Corporation  and  Pulidos  &
                  Terminados Finos S.A. de C.V.
   *10.13         Form of Agreement  dated July 14, 1997 between CTI  Industries
                  Corporation and Pulidos & Terminados Finos S.A. de C.V.
   *10.14         Consulting  Agreement dated March, 1996 between CTI Industries
                  Corporation and Michael R. Miller
    10.15         Amended and Restated Loan and Security  Agreement dated May 1,
                  1998 between the Company and First American Bank
    10.16         First  Term  Note in the sum of  $1,788,328  dated May 1, 1998 made by CTI Industries Corporation to First American Bank.
    10.17         First  Amendment to Second Term Note dated May 1, 1998 made by
                  CTI Industries Corporation to First American Bank.
    10.18         Third  Term  Note in the sum of  $2,258,000  dated May 1, 1998 made by CTI Industries Corporation to First American Bank.
    10.19         Revolving Note in the sum of $4,000,000 dated May 1, 1998 made by the Company to First American Bank.
    10.20         First  Amendment to Loan and Security  Agreement  dated August
                  24,  1998,  between  CTI  Industries   Corporation  and  First
                  American Bank.
    10.21         Fourth  Term Note in the sum of  $1,268,000  dated  August 24,
                  1998 made by CTI  Industries  Corporation  and First  American
                  Bank.
    10.22         Mortgage  dated August 24, 1998 for benefit of First  American
                  Bank.
    10.23         Second  Amendment to Loan and Security  Agreement dated August
                  27, 1998 between CTI Industries Corporation and First American
                  Bank.
    10.24         Third Amendment to Loan and Security Agreement dated September
                  1, 1998 between CTI Industries  Corporation and First American
                  Bank.
    10.25         First  Amendment  to Third Term Note dated  September  1, 1998 made by CTI Industries Corporation to First American Bank.
    10.26         Revolving  Note in the sum of  $4,500,000  dated  September 1,
                  1998  made by CTI  Industries  Corporation  to First  American
                  Bank.
    10.27         Guaranty  dated  September  1, 1998,  by  Stephen M.  Merrick,
                  Howard W.  Schwan  and John H.  Schwan  for  benefit  of First
                  American Bank.
   *10.28         Form of Financial Advisory and Consulting Agreement.
  **10.29         Subscription  and  Loan  Agreement  dated  January  26,  1998, between CTI  Industries  Corporation  and Pulidos & Terminados
                  Finos S.A. de C.V.

   Exhibit
   Number         Description
   ------         -----------
     21           Subsidiaries (incorporate  description  in  Form 10-KSB  under
                  Item No. 1)
     27           Financial Data Schedule


* Incorporated by reference to Exhibits, contained in Registrant's Form SB-2 Registration Statement (File No. 333-31969) effective November 5, 1997.
** Incorporated by reference to Exhibit contained in Registrant's Form 10 KSB Annual Report, for year ended October 31, 1997.


Reports on Form 8-K

         There were no Reports on Form 8-K filed by the Company during the last quarter of fiscal 1998.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized on February 16, 1999.


                                            CTI INDUSTRIES CORPORATION



                                            By:     /s/ Howard W. Schwan
                                                 ---------------------------
                                                 Howard W. Schwan, President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signatures                   Title                             Date
----------                   -----                             ----

 /s/ Howard W. Schwan        President and Director            February 16, 1999
-----------------------
Howard W. Schwan

 /s/ John H. Schwan          Chairman and Director             February 16, 1999
-----------------------
John H. Schwan

 /s/ Stephen M. Merrick      Chief Executive Officer,          February 16, 1999
-----------------------
Stephen M. Merrick           Secretary, Chief Financial
                             Officer and Director

 /s/ John C. Davis           Vice President and Director       February 16, 1999
-----------------------
John C. Davis

 /s/ Stanley M. Brown        Director                          February 16, 1999
-----------------------
Stanley M. Brown

 /s/ Bret Tayne              Director                          February 16, 1999
-----------------------
Bret Tayne

CTI Industries Corporation and Subsidiary


Table of Contents


                                                                         Page(s)

Report of Independent Accountants                                           F-2

Consolidated Financial Statements:
  Consolidated Balance Sheets as of October 31, 1997 and 1998         F-3 - F-4

  Consolidated Statements of Operations for the
      years ended October 31, 1997 and 1998                                 F-5

  Consolidated Statements of Stockholders' Equity
      for the years ended October 31, 1997 and 1998                   F-6 - F-8

  Consolidated Statements of Cash Flows for the years
      ended October 31, 1997 and 1998                                       F-9

  Notes to Consolidated Financial Statements                         F-10 - F-25

Report of Independent Accountants


To the Board of Directors and
Shareholders of CTI Industries Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and stockholders' equity and of cash flows present fairly, in all material respects, the financial position of CTI Industries Corporation and its subsidiary at October 31, 1998 and 1997, and the results of their operations and their cash flows for each of the two years in the period ended October 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





PricewaterhouseCoopers LLP



Chicago, Illinois
February 16, 1999

CTI Industries Corporation and Subsidiary

Consolidated Balance Sheet
as of October 31, 1997 and 1998


                         ASSETS                                          1997            1998

Current assets:
    Cash                                                           $    237,230    $    235,333
    Accounts receivable (less allowance for doubtful accounts
         of $136,050 and $132,211 at October 31, 1997 and 1998)       3,045,696       3,276,894
    Inventories                                                       5,073,861       7,641,381
    Deferred tax assets                                                 327,035         176,549
    Other                                                               483,652       1,089,058
                                                                   ------------    ------------

             Total current assets                                     9,167,474      12,419,215
                                                                   ------------    ------------

Property and equipment:
    Machinery and equipment                                           5,481,380       6,812,069
    Building                                                          2,175,713       3,503,801
    Office furniture and equipment                                    1,058,150       1,556,742
    Land                                                                250,000         535,000
    Leasehold improvements                                              147,128         161,885
    Fixtures and equipment at customer locations                      1,230,598       1,907,358
    Projects under construction                                         402,714       1,522,893
                                                                   ------------    ------------

                                                                     10,745,683      15,999,748
    Less:  accumulated depreciation                                  (6,851,148)     (7,674,299)
                                                                   ------------    ------------

             Total property and equipment, net                        3,894,535       8,325,449
                                                                   ------------    ------------

Other assets:
    Deferred IPO costs                                                  445,067            --
    Deferred financing costs, net                                        56,671          44,383
    Investment in joint venture                                          81,816          77,975
    Investment in subsidiary                                               --           879,800
    Note receivable                                                     300,000         715,422
    Deferred tax assets                                                 272,063         391,377
                                                                   ------------    ------------

                                                                      1,155,617       2,108,957
                                                                   ------------    ------------

             Total assets                                          $ 14,217,626    $ 22,853,621
                                                                   ============    ============




The accompanying notes are an integral part of these consolidated financial statements.

CTI Industries Corporation and Subsidiary as of October 31, 1997 and 1998



              LIABILITIES AND STOCKHOLDERS' EQUITY                        1997            1998

Current liabilities:
    Accounts payable                                                $  3,725,500    $  3,070,545
    Line of credit                                                     3,017,940       4,178,246
    Stock redemption contract payable - current portion                   30,533            --
    Advances from related parties                                          3,750            --
    Notes payable - current portion                                      580,097         817,569
    Accrued liabilities                                                  867,432       1,039,742
                                                                    ------------    ------------

             Total current liabilities                                 8,225,252       9,106,102
                                                                    ------------    ------------

    Notes payable                                                      2,885,151       5,280,692
    Subordinated debt                                                    865,000         865,000
                                                                    ------------    ------------

             Total long-term liabilities                               3,750,151       6,145,692
                                                                    ------------    ------------

Redeemable common stock                                                  450,000         413,406

Stockholders' equity:
    Convertible Preferred stock - $.91 par value,
        2,000,000 shares  authorized, 1,098,901 shares
        issued and outstanding, including accumulated
        dividends of $63,917 (October 31, 1997)                        1,063,917            --
    Common stock - $.065 par value,
        11,000,000 shares authorized,
        1,154,584 (October 31, 1997),
        2,898,980 (October 31, 1998) shares
        issued, 1,010,202 (October 31, 1997),
        2,735,831 (October 31, 1998) shares outstanding                   75,048         188,434
    Class B Common stock - $.91 par value, 1,100,000 shares
        authorized, 1,098,901 shares issued and outstanding                 --         1,000,000
    Paid-in-capital                                                      248,348       5,554,332
    Retained earnings                                                  1,179,274       1,301,134
    Foreign currency translation adjustment                               51,036          26,377
      Less:
        Treasury stock - 144,382 (October 31, 1997) and
             163,149 (October 31, 1998)                                 (370,700)       (407,294)
        Redeemable common stock                                         (450,000)       (413,406)
        Stock subscription receivable                                     (4,700)         (4,700)
        Notes receivable from stockholders                                  --           (56,456)
                                                                    ------------    ------------

             Total stockholders' equity                                1,792,223       7,188,421
                                                                    ------------    ------------

             Total liabilities and stockholders' equity             $ 14,217,626    $ 22,853,621
                                                                    ============    ============



The accompanying notes are an integral part of these consolidated financial statements.

CTI Industries Corporation and Subsidiary

Consolidated Statements of Operations
for the years ended October 31, 1997 and 1998



                                                                   1997            1998

Net sales                                                    $ 16,431,418    $ 19,952,823

Cost of sales                                                  10,265,117      12,706,460
                                                             ------------    ------------

             Gross profit on sales                              6,166,301       7,246,363
                                                             ------------    ------------

Operating expenses:
    Administrative                                              1,864,304       2,352,959
    Selling                                                     2,375,293       2,586,798
    Advertising and marketing                                     983,161       1,805,603
                                                             ------------    ------------

             Total operating expenses                           5,222,758       6,745,360
                                                             ------------    ------------

Income from operations                                            943,543         501,003
                                                             ------------    ------------

Other income (expense):
    Interest expense                                             (667,060)       (765,425)
    Interest income                                                  --           161,201
    Other                                                         312,911         285,094
                                                             ------------    ------------

             Total other expense                                 (354,149)       (319,130)
                                                             ------------    ------------

Income before income taxes                                        589,394         181,873

Income tax expense (benefit)                                     (550,184)         60,013
                                                             ------------    ------------

             Net income                                         1,139,578         121,860

Dividends applicable to convertible preferred stock               (97,500)           --
                                                             ------------    ------------

Income applicable to common shares                           $  1,042,078    $    121,860
                                                             ============    ============

Basic income per common and common equivalent shares         $       1.04    $       0.03
                                                             ============    ============

Diluted income per common and common equivalent shares   $           0.51    $       0.03
                                                             ============    ============

Weighted average number of shares and
      equivalent shares of common stock outstanding:
        Basic                                                     999,625       3,798,010
                                                             ============    ============

        Diluted                                                 2,225,335       4,121,366
                                                             ============    ============





The accompanying notes are an integral part of these consolidated financial statements.

CTI Industries Corporation and Subsidiary

Consolidated Statements of Stockholders' Equity for the years ended October 31, 1997 and 1998





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
                 Shares   Amount Capital  Shares    Amount    Earnings Adjustment   Shares   Amount    Stock    Receivable  Total

Balance,
 October 31,
  1996        1,131,507 $73,548 $230,348 1,098,901 $1,027,625 $ 137,194            144,382 $(370,700)$(450,000)$(167,200)  $480,815
 Payment on
  stock
  subscription
  receivable                                                                                                     162,500    162,500

 Common stock
  warrants
  exercised      23,077   1,500   18,000                                                                                     19,500

 Accumulated
  preferred
  stock
  dividends                                             36,292                                                               36,292

 Net income                                                    1,139,580                                                  1,139,580

 Foreign
  currency
  translation
  adjustment                                                              $51,036                                            51,036

 Dividends
  paid                                                           (97,500)                                                   (97,500)
              ---------  ------ -------- --------- ---------- ----------  -------   -------  -------- --------   ------- ----------
Balance,
 October 31,
  1997        1,154,584  75,048  248,348 1,098,901  1,063,917  1,179,274   51,036   144,382 (370,700) (450,000)   (4,700) 1,792,223
              --------- ------- -------- --------- ---------- ----------  -------   -------  -------- --------   -------  ----------





The accompanying notes are an integral part of these consolidated financial statements.

CTI Industries Corporation and Subsidiary for the years ended October 31, 1997 and 1998





                                        Class B           Paid-In
                  Common Stock        Common Stock        Capital   Preferred Stock
              ------------------   -------------------    -------   ----------------    Retained Translation
               Shares     Amount     Shares   Amount                Shares    Amount    Earnings Adjustment


Balance,
 October 31,
 1997        1,154,584    75,048        -           -     248,348 1,098,901  1,063,917 1,179,274     51,036

Conversion of
 preferred
 stock into
 Class B
 common                           1,098,901  $1,000,000           (1,098,901)(1,063,917)

Issuance of
 common stock 1,725,000   112,125                        5,289,594

Common stock
 warrant
 exercised      19,396      1,261                           16,390

Acquisition
 of treasury
 stock

Notes
 receivable
 from
 stockholders

Foreign
 currency
 Translation
 adjustment                                                                                          (24,659)

Net income                                                                                121,860
              ---------   -------- --------- --------- ----------- ---------  -------  ----------    -------

Balance,
 October 31,
 1998         2,898,980   $188,434 1,098,901 $1,000,000 $5,554,332        -        -   $1,301,134    $26,377
              =========   ======== ========= ========== ==========  ========  =======  ==========    =======





The accompanying notes are an integral part of these consolidated financial statements.

CTI Industries Corporation and Subsidiary for the years ended October 31, 1997 and 1998





                                     Less
                   -----------------------------------------     Notes
                    Treasury Stock   Redeemable    Stock        Receivable
                   -----------------   Common   Subscription      From
                   Shares    Amount     Stock    Receivable   Stockholders    Total

Balance,
 October 31,
 1997              144,382  (370,700) (450,000)     (4,700)                 1,792,223

Conversion of
 preferred
 stock into
 Class B
 common                                                                       (63,917)

Issuance of
 common stock                                                               5,401,719

Common stock
 warrant
 exercised                                                                     17,651

Acquisition
 of treasury
 stock              18,767    36,594   (36,594)                                     -

Notes
 receivable
 from
 stockholders                                                    (56,456)     (56,456)

Foreign
 currency
 Translation
 adjustment                                                                   (24,659)

Net income                                                                    121,860
                  -------- --------- ---------     -------      --------   ---------

Balance,
 October 31,
 1998              125,615 $(334,106)$(486,594)    $(4,700)     $(56,456)  $7,188,421
                  ======== ========= =========     =======      ========   ==========








The accompanying notes are an integral part of these consolidated financial statements.

CTI Industries Corporation and Subsidiary

Consolidated Statements of Cash Flows
for the years ended October 31, 1997 and 1998



                                                                          1997            1998
Cash flows from operating activities:
    Net income                                                      $  1,139,580    $    121,860
    Adjustments to reconcile net income
       (loss) to cash  provided
        by (used in) operating activities:
      Depreciation and amortization                                      575,434         835,439
      Gain on sale of property and equipment                             (42,942)           --
      Equity in loss of subsidiary and joint venture                        --             9,466
      Gain on settlement of legal claim                                 (188,768)           --
      Provision for losses on accounts receivable and inventory          289,537         371,569
      Deferred income taxes                                             (599,098)         27,963
      Change in assets and liabilities:
        Accounts receivable                                           (1,458,699)       (305,645)
        Inventories                                                     (702,706)     (2,864,641)
        Other assets                                                    (709,841)        (96,795)
        Accounts payable and accrued expenses                          1,160,540        (483,351)
                                                                    ------------    ------------

             Net cash used in operating activities                      (536,963)     (2,384,135)
                                                                    ------------    ------------

Cash flows from investing activities:
    Proceeds from sale of property and equipment                           2,942            --
    Purchases of property and equipment                                 (838,491)     (5,254,065)
    Investment in joint venture                                          (81,816)         (1,529)
    Investment in and advances to P&TF                                  (300,000)     (1,419,318)
                                                                    ------------    ------------

             Net cash used in investing activities                    (1,217,365)     (6,674,912)
                                                                    ------------    ------------

Cash flows from financing activities:
    Stock redemption contract payments                                   (77,375)        (30,533)
    Advances on line of credit                                         8,408,078      19,235,217
    Repayments on line of credit                                      (7,448,954)    (18,074,747)
    Proceeds from issuance of long-term debt                             440,465       4,158,959
    Repayment of long-term debt                                         (431,188)     (1,525,946)
    Proceeds from  issuance of short-term debt                              --           850,000
    Repayment of short-term debt                                            --          (850,000)
    Proceeds from debt issued to related parties                         865,000            --
    Proceeds from issuance of preferred stock                            160,000            --
    Proceeds from issuance of common stock                                  --         5,401,719
    Proceeds from warrants exercised                                        --            17,650
    Purchase of treasury stock                                              --           (36,594)
    Payment on stock subscription receivable                               2,500            --
    Dividends paid                                                       (61,208)        (63,917)
                                                                    ------------    ------------

             Net cash provided by financing activities                 1,857,318       9,081,808
                                                                    ------------    ------------

Effect of exchange rate changes on cash                                    3,422         (24,658)
                                                                    ------------    ------------

Net increase (decrease) in cash                                          106,412          (1,897)

Cash at beginning of period                                              130,818         237,230
                                                                    ------------    ------------

Cash at end of period                                               $    237,230    $    235,333
                                                                    ============    ============

Supplemental disclosures:
    Cash paid for interest                                          $    606,040    $    750,565

    Cash paid for income taxes                                              --      $    215,000

Noncash financing activities:
    Assets exchanged for settlement of debt                         $     40,000            --
    Common stock warrants exercised in exchange for contractual
        services received                                           $     19,500            --
    Conversion of preferred stock into Class B common stock                 --      $  1,000,000



The accompanying notes are an integral part of these consolidated financial statements.

CTI Industries and Corporation and Subsidiary

Notes to Consolidated Financial Statements


  1.   Nature of Operations

       CTI Industries Corporation (the "Company") and its United Kingdom subsidiary (CTI Balloons, Ltd.) design, manufacture and distribute balloon products throughout the world. The Company also operates systems for the production, lamination and printing of films used for food packaging and other commercial uses.



  2.   Summary of Significant Accounting Policies

       Principles of Consolidation

       The consolidated financial statements include the accounts of CTI Industries Corporation and its wholly owned subsidiary CTI Balloons Limited. All significant intercompany accounts and transactions have been eliminated upon consolidation.

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

       Property and Equipment

       Property and equipment is stated at cost. Expenditures for maintenance and repairs are charged to operations as incurred. Depreciation is computed using the straight-line and declining-balance methods over estimated useful lives of the related assets. The estimated useful lives range as follows:

            Building                                25 years
            Machinery and equipment                 3-15 years
            Office furniture and equipment          5-8 years
            Leasehold improvements                  5-8 years



       Depreciation expense was $525,880 and $823,151 for the years ended October 31, 1997 and 1998, respectively.

CTI Industries and Corporation and Subsidiary

  2.   Summary of Significant Accounting Policies, continued

       Deferred Financing Costs

       Deferred financing costs consist of unamortized financing costs incurred in connection with the refinancing of long-term debt during fiscal 1996. These costs are being amortized on a straight-line basis over the term of the loans. Amortization expense was $49,554 and $12,288 for the years ended October 31, 1997 and 1998, respectively.

       Income Taxes

       Income taxes are accounted for as prescribed in SFAS No. 109 - Accounting for Income Taxes. Under the asset and liability method of Statement No. 109, the Company recognizes the amount of income taxes currently payable and deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities, and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years these temporary differences are expected to be recovered or settled.

       Revenue Recognition

       The Company recognizes revenue using the accrual method of accounting when title transfers upon shipment.

       Concentration of Credit Risk

       Concentration of credit risk with respect to trade accounts receivable is generally limited due to the number of entities comprising the Company's customer base. The Company performs ongoing credit evaluations and provides an allowance for potential credit losses against the portion of accounts receivable which is estimated to be uncollectible. Such losses have historically been within management's expectations. For the year ended October 31, 1998, the Company had two customers that accounted for approximately 15.2% and 11.06%, respectively, of consolidated net sales. Corresponding percentages of consolidated net sales generated by these customers for the year ended October 31, 1997, were less than 10%, respectively. At October 31, 1998, the outstanding account receivable balances due from these two customers were $428,760 and $781,292, respectively.

       Use of Estimates

       In preparing financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CTI Industries and Corporation and Subsidiary

  2.   Summary of Significant Accounting Policies, continued

       Stock-Based Compensation

       Effective for the fiscal year ending October 31, 1997, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation". The pronouncement encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based on new fair value accounting rules. The Company did not adopt the new fair value accounting, but instead chose to comply with the disclosure requirements of SFAS No. 123. Accordingly, the adoption of SFAS No. 123 did not have a material impact on the Company's financial statements.

       Earnings Per Share

       The Company adopted SFAS No. 128, "Earnings Per Share" for the year ended October 31, 1998. The pronouncement specifies the computation, presentation, and disclosure requirements for earnings per share. Adoption of this pronouncement, which was applied to prior periods presented, did not have a material impact on the Company's financial statements.

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



  3.   Inventory

       Inventory is comprised of the following:

                                                October 31,    October 31,
                                                     1997           1998

        Raw materials                           $   243,858    $   223,530
        Work in process                           1,008,296        874,994
        Finished goods                            3,821,707      6,542,857
                                                ------------   ------------

                Total inventory                 $ 5,073,861    $ 7,641,381
                                                ============   ============

CTI Industries and Corporation and Subsidiary

  4.   Line of Credit

       During 1998, the Company increased its bank line of credit from $3,250,000 to $4,500,000 of which, $230,061 and $321,754 was available at
       October 31, 1997 and 1998, respectively. Advances under the line of credit are subject to a borrowing base, as defined in the line of credit agreement. Interest is payable monthly at prime plus .5% (prime was 8.5% and 8.0% at October 31, 1997 and 1998, respectively). The line of credit is collateralized by all assets of the Company. The line of credit agreement is due on May 1, 1999 and contains, among other provisions, certain financial covenants relating to the maintenance of tangible net worth and the ratio of debt to equity.



  5.   Notes Payable

       During the year ended October 31, 1998, the Company restructured its existing debt agreements with its principal lender resulting in the consolidation of certain term loans as well as the issuance of new term loans.

       Long-term debt at October 31, 1998 consists of:

                First Term Loan,  payable in monthly  installments of
                    $43,979 including interest at 8.25% due May, 2002
                    Collateralized by all assets of the Company.                $ 1,628,934

                Second Term Loan, payable in monthly installments of
                    $19,617 including interest at 8.25% due September,
                    2001.  Collateralized by all assets of the Company.           2,100,291

                Third Term Loan,  payable in monthly  installments of
                    $46,195 including interest at 8.25% due February, 2004
                    Collateralized by all assets of the Company.                  1,092,000

                Fourth Term Loan, payable in monthly installments of
                    $10,919 including interest at 8.25% due September,
                    2003.  Collateralized by all assets of the Company.           1,268,000

                Installment Loan, payable in monthly installments
                    of $565 including interest at 7.99% due March, 2000
                    Collateralized by company vehicle.                                9,036
                                                                                -----------

                    Total                                                         6,098,261

                Less current portion                                               (817,569)
                                                                                -----------

                    Total long-term debt                                        $ 5,280,692
                                                                                ===========


CTI Industries and Corporation and Subsidiary

  5.   Notes Payable, continued

       Future minimum principal payments for amounts outstanding under these long-term debt agreements are as follows for the years ended October:

               1999                                          $   817,569
               2000                                            1,049,924
               2001                                            2,748,719
               2002                                              332,517
               2003 and thereafter                             1,149,532
                                                             ------------

                                                             $ 6,098,261
                                                             ============




       The loan agreements contain, among other provisions, certain financial covenants relating to the maintenance of tangible net worth and the ratio of debt to equity. The agreements impose limitations on the Company with respect to dividends and also contains a clause allowing for the subjective acceleration of amounts due under the loan agreement. Additionally, the Company received a waiver of the investments covenant which enabled the Company to comply with the loan agreement covenants at October 31, 1998. Borrowings under the line of credit (Note 4) and the respective term loans have been guaranteed by three of the principal officers of the Corporation.



  6.   Stock Redemption

       In March 1996, the Company entered into a Stock Redemption Agreement with a shareholder which was subsequently amended June 27, 1997. Under the amended Stock Redemption Agreement the Company has the right but not the obligation to redeem up to 333,333 shares of Common Stock owned by the shareholder at the price of $1.95 per share at any time through January 31, 1998. Commencing March 1, 1998 through February 28, 2000, the Company is obligated to redeem shares at $1.95 per share. The number of shares required to be redeemed quarterly is based on the sum of (i) an amount equal to 2% of the Company's pretax profits each fiscal quarter (beginning with the quarter ended February 28, 1998) and (ii) an amount equal to 2% (but not to exceed $3,000) of the amount the latex and mylar balloon revenues exceed $1.3 million in any month. The Company also has the right to redeem additional shares of Common Stock from the shareholder during this period at $1.95 per share, provided total number of shares subject to redemption under the Stock Redemption Agreement does not exceed 333,333. Redeemable common stock has been reflected as a liability with a contra equity account on the balance sheet. As of the date of this report, 121,331 shares of Common Stock have been redeemed under the Stock Redemption Agreement.

CTI Industries and Corporation and Subsidiary

  7.   Income Taxes

       The income tax provisions (benefits) as of October 31, are comprised of the following:

                                                                        1997        1998

           Current:
               Federal                                               $   3,209   $    --
               State                                                      --          --
               Foreign                                                  45,705      32,208
                                                                      --------    --------

                                                                        48,914      32,208
                                                                      --------    --------

           Deferred:
               Federal                                                (551,630)     22,672
               State                                                   (47,468)      5,133
                                                                      --------    --------

                                                                      (599,098)     27,805
                                                                      --------    --------

                      Total income tax provision (benefit)           $(550,184)  $  60,013
                                                                      ========    ========



       The components of the net deferred tax asset (liability) are as follows:


                                                                        1997          1998

        Deferred tax assets:
          Accounts receivable allowance                             $   51,369    $   50,349
          Inventory valuation                                           78,519        56,784
          Accrued liabilities                                          150,294        49,979
          Net operating loss carryforwards                             570,542       695,062
          Alternative minimum tax credit carry forwards                341,979       338,612
                                                                    -----------   -----------

                 Total deferred tax assets                           1,192,703     1,190,786

        Deferred tax liabilities:
          Book over tax basis of capital assets                        593,605       622,859
                                                                    -----------   -----------

                 Net deferred tax asset                             $  599,098    $  567,927
                                                                    ===========   ===========




       At October 31, 1997 and 1998 the Company has net operating loss carryforwards for tax purposes of approximately $1,500,000 and $1,800,000. These carryforwards expire in the years 2011 and 2012. In addition, the Company has approximately $342,000 and $339,000 of alternative minimum tax credits as of October 31, 1997 and 1998 which have no expiration date. Unremitted earnings of foreign subsidiaries have been indefinitely reinvested. A valuation allowance against the deferred tax asset at October 31, 1998 is not considered necessary because it is more likely than not that the deferred tax asset will be fully utilized.

CTI Industries and Corporation and Subsidiary

  7.   Income Taxes, continued

       Income tax provisions differed from the taxes calculated at the statutory federal tax rate as follows:

                                                             Years Ended
                                                        ---------------------
                                                           1997        1998

           Taxes at statutory rate                      $ 200,395   $  61,838
           State income taxes                             (31,455)      3,388
           Foreign taxes paid                              45,705      32,208
           Foreign income                                 (68,078)    (51,194)
           Increase (decrease)
              in valuation allowance                     (564,276)       --
           Correction of prior estimates                 (141,592)       --
           Other                                            9,117      13,773
                                                         --------    --------

                   Income tax provision (benefit)       $(550,184)  $  60,013
                                                         ========    ========





  8.   Research and Development

       The Company conducts product development and research activities which includes (I) creative product development, (ii) creative marketing, and
       (iii) engineering development. During the years ended October 31, 1997 and 1998, the Company estimates that the total amount spent on research and development activities was approximately $238,000 and $252,000, respectively.



  9.   Employee Benefit Plan

       Effective January 1, 1993, the Company established a defined contribution plan for substantially all employees. The plan provides for the Company matching contributions on the first $300 of employee contributions with an additional bonus match of 1% of compensation for all participants who are employees on the last day of the plan year. Profit sharing contributions may also be made at the discretion of the Board of Directors. Employer contributions to the plan totaled $52,903 and $58,188 for the years ended October 31, 1997 and 1998, respectively. The total expense charged to operations relating to this plan amounted to $6,050 and $9,995 for the years ended October 31, 1997 and 1998, respectively.

CTI Industries and Corporation and Subsidiary

 10.   Related Party Transactions

       The Company obtains legal services from a law firm in which several shareholders of the law firm are also shareholders of the Company, and in which one shareholder of the law firm is both a director and a shareholder of the Company. Legal fees incurred with this firm were $236,071 and $195,200 for the years ended October 31, 1997 and 1998.

       The  Company  purchases   packaging  materials  from  entities  in  which
       shareholders of the Company maintain an ownership interest. Purchases from these affiliates were $233,842 and $458,347 for the years ended October 31, 1997 and 1998.

       In 1998 the Company advanced funds totaling $81,352 to officers of the Company. $56,456 of these funds were used to purchase common stock of the Company and is reflected as a contra equity account at October 31, 1998.



 11.   Joint Venture

       Effective September 16, 1996, the Company entered into a joint venture agreement with a manufacturer in Mexico. The joint venture was formed to engage in the production and packaging of balloons. Under the agreement, both entities will hold a 50% interest in the joint venture. As of October 31, 1998, the Company has made a total capital investment in the joint venture of $77,975 and accounts for its proportionate share of income or loss using the equity method.



 12.   Investment in Subsidiary

       On January 26, 1998, the Company and Pulidos of Terminados Finos S.A. de C.V. ("P&TF") entered into an agreement under which (i) the Company subscribed for 45% of the outstanding capital stock of P&TF for $800,000,
       (ii) the Company loaned to P&TF $850,000 collateralized by certain latex balloon manufacturing equipment, and (iii) the 1995 equipment purchase agreement between the parties was cancelled with respect to 2 pieces of latex balloon manufacturing equipment, which is now owned by CTI and leased to P&TF. The purchase of the capital stock was effective February 1, 1998. The Company accounts for the investment using the equity method.

CTI Industries and Corporation and Subsidiary

 13.   Commitments and Contingencies

       Operating Leases

       The Company leases certain production facilities under a noncancelable lease with monthly payments of $21,432 expiring December 31, 1999. The Company subleases approximately 90% of this facility through December 31, 1999. The Company's United Kingdom subsidiary also maintains a lease for office and warehouse space which expires in 2019.

       The Company leases a office equipment and automobiles under operating leases which expire on various dates between November 1998 and September 2002.

       The net rent expense of all leases was $401,242 in 1997 and $115,519 in 1998.

       The future aggregate minimum net lease payments under existing agreements as of October 31, are as follows:

                                         Lease        Sublease
                                        Payments        Income         Net

            1999                       $  343,631     $ 244,590    $  99,041
            2000                          116,608        38,834       77,774
            2001                           71,044                     71,044
            2002                           71,044                     71,044
            2003                           51,700                     51,700
            Therefter                     827,200                    827,200




       Licenses

       The Company has certain merchandising license agreements that require royalty payments based upon the Company's net sales of the respective products. The agreements call for guaranteed minimum commitments that are determined on a calendar year basis. Future guaranteed commitments due, as computed on a pro rata basis, as of October 31, are as follows:


            1999                                   $  660,510
            2000                                      558,352
            2001                                      516,643
            2002                                       84,396

CTI Industries and Corporation and Subsidiary

 14.   Recapitalization

       In July 1997, the Company authorized a recapitalization (the "Recapitalization") without a formal reorganization. As part of the Recapitalization, the Board of Directors approved the creation of Class B Common Stock and negotiated a conversion of all then outstanding shares of the Company's Convertible Preferred Stock into an aggregate of 1,098,901 shares of Class B Common Stock. The conversion was effective upon the closing of an initial public offering of 1,500,000 shares of the Company's Common Stock on November 5, 1997. The shares of the Class B Common Stock contain rights identical to shares of Common Stock, except that shares of Class B Common Stock, voting separately as a class, have the right to elect four of the Company's seven directors. Shares of the Common Stock and Class B Common Stock, voting together as a class, vote on all other matters, including the election of the remaining directors. The Board of Directors also approved a 1 for 2.6 reverse stock split on both the Common Stock and Class B Common Stock. The recapitalization and related transactions were approved by written consent of the shareholders.



 15.   Private Placement

       In June 1997, the Company issued notes in the principal amount of $865,000, together with warrants to purchase 277,244 shares of the Company's Common Stock at $3.12 per share. A substantial portion of these notes and warrants were purchased by an investor group comprised principally of members of Company management.



 16.   Public Offering of Securities

       In November of 1997, the Company issued 1,500,000 shares of common stock to the public at $4.00 per share. The underwriting discounts and commissions against the sale were $868,443 and the direct costs incurred by the Company were $445,067.

       Also in November of 1997, in connection with the underwriting option to purchase additional shares to cover over-allotments, the Company issued 225,000 additional shares of common stock to the public at $4.00 per share. The underwriting discount and commissions against the sale were $117,000 with the net proceeds to the Company amounting to $783,000.

CTI Industries and Corporation and Subsidiary

 17.   Stock Options

       Under the Company's 1997 Stock Option Plan (effective July 1, 1997), a total of 300,000 shares of Common Stock are reserved for issuance under the Stock Option Plan. Options to purchase 121,000 and 299,000 shares of Common Stock have been granted as of October 31, 1997 and 1998, respectively. The options are exercisable immediately upon grant and have a term of ten years. The Plan provides for the award of options, which may either be incentive stock options ("ISOs") within the meaning of
       Section 422A of the Internal Revenue Code of 1986, as amended (the "Code") or non-qualified options ("NQOs") which are not subject to special tax treatment under the Code. The Plan is administered by the Board or a committee appointed by the Board (the "Administrator"). Officers, directors, and employees of, and consultants to, the Company or any parent or subsidiary corporation selected by the Administrator are eligible to receive options under the Plan. Subject to certain restrictions, the Administrator is authorized to designate the number of shares to be covered by each award, the terms of the award, the date on which and the rates at which options or other awards may be exercised, the method of payment and other terms.

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

       In September, 1998 the Company issued an option to purchase 30,000 shares of the Company's Common Stock at an exercise price of $2.50 per share to Thornhill Capital LLC in consideration for services. The option has a term of 10 years.

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

CTI Industries and Corporation and Subsidiary

 17.   Stock Options, continued

       The following is a summary of the activity in the Company's stock option plans and other options issued for the year ended October 31, 1997 and 1998, respectively.

                                                         1997       1998

           Outstanding, beginning of period                --      629,013
           Granted                                      629,013    212,000
           Exercised                                       --      (19,396)
           Canceled                                        --       (4,000)
                                                       --------   --------

           Outstanding at the end of period             629,013    817,617
                                                       ========   ========

           Weighted average exercise price per share   $   2.57   $   2.33
                                                       ========   ========

           Exercisable at end of period                 629,013    817,617
                                                       ========   ========

           Available for grant at end of period         179,000      1,000
                                                       ========   ========



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

CTI Industries and Corporation and Subsidiary

 17.   Stock Options, continued

       If compensation cost based on fair value method of the options had been used, the Company's net income and earnings per common share (EPS) would have been as follows:

                                                           1997         1998

               Net income (loss)         As reported     $ 1,140       $  122
                                         Pro Forma         (312)          (89)

               EPS                       As reported     $  1.04       $  0.03
                                         Pro Forma         (0.31)        (0.02)






       The fair value of each option was estimated as of the date of the grant using the Black-Scholes option pricing model based on the following assumptions:

                                                          1997        1998

               Expected life (years)                         5           5
               Volatility                                   20%         20%
               Risk-free interest rate                      6.5%       5.0%
               Dividend yield                                -           -


       The weighted average fair value of options granted during the years ending October 31, 1998 and 1997 was $1.00 and $2.21 per share, respectively.

       Significant option and warrant groups outstanding at October 31, 1998 and related weighted average price and remaining life information are as follows:

                                                                     Remaining
                                                        Exercise       Life
         Grant Date       Outstanding     Exercisable     Price       (Years)

        September 1998       212,000        212,000      $  2.59          9
        September 1997       117,000        117,000      $  2.57          8
        June 1997            277,244        277,244      $  3.12          4
        December 1996        211,373        211,373      $   .91          3

CTI Industries and Corporation and Subsidiary

 18.   Earnings Per Share

       The Company adopted SFAS No. 128, "Earnings per Share," for the year ended October 31, 1998. Adoption of this pronouncement, which was applied to prior periods presented, did not have a material impact on the Company's financial statements.

       Basic earnings per share is computed by dividing the income available to common shareholders, net earnings, less redeemable preferred stock dividends and redeemable common stock accretion, by the weighted average number of shares of common stock outstanding during each period.

       Diluted earnings per share is computed by dividing net earnings by the weighted average number of shares of common stock and common stock equivalents (stock options and warrants), unless anti-dilutive, during each period.

       Earnings per share for each of the two fiscal years in the period ended October 31, 1998 was computed as follows:

                                                            Year Ended                Year Ended
                                                         October 31, 1997           October 31, 1998
                                                    -------------------------   ------------------------
                                                        Basic       Diluted        Basic      Diluted

          Average shares outstanding:
              Weighted average shares
                  outstanding                          999,625        999,625    3,798,010    3,798,010
              Common stock
                  equivalents (options/
                  warrants)                               --        1,225,710        --         323,356
                                                    ----------   ------------   ----------   ----------

                                                       999,625      2,225,335    3,798,010    4,121,366

          Earnings:
              Net income                            $1,139,578     $1,139,578    $ 121,860   $  121,860
              Dividends applicable to
                  redeemable preferred
                  stock                                 97,500         --            --           --
                                                    ----------   ------------   ----------   ----------

          Income available to
                common stockholders                 $1,042,078   $  1,139,578   $  121,860   $  121,860
                                                    ==========   ============   ==========   ==========

          Net earnings applicable
                to common shares                         $1.04          $ .51        $0.03       $0.03
                                                    ==========   ============   ==========   ==========


CTI Industries and Corporation and Subsidiary

19.    Future Adoption of Recently Issued Accounting Standards

       During 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information. SFAS No. 130 establishes standards for reporting comprehensive income to present a measurement of all changes in equity that result from renegotiated transactions and other economic events of the period other than transactions with owners in their capacity as owners. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources and includes net income. SFAS No. 131 specifies revised guidelines for determining an entity's operating segments and the type and level of financial information to be disclosed. This standard requires that management identify operating segments based on the way that management desegregates the entity for making internal operating decisions. These statements are effective for fiscal years beginning after December 15, 1997 and are not applicable to the Company's financial statements as of October 31, 1998.

       In February 1998 the FASB issued SFAS No. 132 "Employer's Disclosures about Pensions and Other Post-Retirement Benefits". SFAS No. 132 standardizes the disclosure requirements for pension and other post-retirement benefits. The statement is effective for fiscal years beginning after December 15, 1997.

       In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and requires recognition of all derivatives as assets or liabilities in the statement of financial position and measurement of those instruments at fair value. The statement is effective for fiscal years beginning after June 15, 1999. Management has not determined what impact this standard, when adopted, will have on the Company's financial statements.

CTI Industries and Corporation and Subsidiary

 20.   Geographic Segment Data

       The Company's operations consist of a business segment which designs, manufactures, and distributes balloon products. Transfers between geographic areas were primarily at cost. The Company's subsidiary has assets consisting primarily of trade accounts receivable and inventory. Sales and selected financial information by geographic area for the years ended October 31, 1997 and 1998 are as follows:

                                                                     United
                                               United States         Kingdom     Eliminations     Consolidated

           1997
           Revenues                            $   15,435,746    $   1,934,451   $    (938,779)  $    16,431,418
           Operating income                           815,771          127,772                           943,543
           Net income                                 985,055          154,523                         1,139,578
           Total assets                            13,814,872        1,057,963        (655,209)       14,217,626

           1998

           Revenues                            $   19,008,359    $   1,751,131   $    (806,667)  $    19,952,823
           Operating income                           363,115          137,888                           501,003
           Net income                                   3,509          118,351                           121,860
           Total assets                            22,454,142          769,092        (369,613)       22,853,621




 21.   Fourth Quarter Adjustments to Financial Results

       During the fourth quarter of the year ended October 31, 1998, the Company recorded net charges against pre-tax income of approximately $581,000 primarily related to a revaluation of inventory.