Form 10KSB/A
period 1998-10-31
CTI INDUSTRIES CORP
filed 1999-02-26
CIK 1042187

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB-A
                               AMENDMENT NO. 1 TO
                            ANNUAL REPORT PURSUANT TO
                      SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended October 31, 1998

Commission File Number
          000-23115




                           CTI INDUSTRIES CORPORATION
             (Exact name of Registrant as specified in its charter)


              Delaware                                       36-2848943
              --------                                       ----------
   (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                     Identification Number)


        22160 North Pepper Road
          Barrington, Illinois                                 60010
          --------------------                                 -----
  (Address of principal executive offices)                   (Zip Code)


                                 (847) 382-1000
                                 --------------
               Registrant's telephone number, including area code




         Amendment to include Part III information. Portions of Registrant's Proxy Statement will not be incorporated by reference into this Form 10KSB-A.

PART III

Item No. 9        Directors, Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act

Directors and Executive Officers

         The Company's current directors and executive officers and their ages, as of January 15, 1999, are as follows:

        Name                  Age                Position with Company
-----------------------      -----       -------------------------------------

John H. Schwan                54         Chairman and Director
Stephen M. Merrick            57         Chief Executive Officer, Secretary,
                                         Chief Financial Officer and Director
Howard W. Schwan              44         President and Director
John C. Davis                 65         Director
Sharon Konny                  40         Manager of Finance and Administration
Brent Anderson                32         Vice President of Manufacturing
Stanley M. Brown              52         Director
Bret Tayne                    40         Director

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

         John H. Schwan, Chairman. Mr. Schwan has been an officer and director of the Company since January, 1996. Mr. Schwan has been the President and principal executive officer of Packaging Systems, Inc. and affiliated companies for over the last 11 years. Mr. Schwan devotes approximately 20% of his time to his position as Chairman of the Company and the balance of his time to Packaging Systems, Inc. and affiliates. Mr. Schwan has over 20 years of general management experience, including manufacturing, marketing and sales. Mr. Schwan served in the U.S. Army Infantry in Vietnam from 1966 to 1969, where he attained the rank of First Lieutenant.

         Stephen M. Merrick, Chief Executive Officer and Secretary. Mr. Merrick was President of the Company from January, 1996 to June, 1997 when he became Chief Executive Officer of the Company. Mr. Merrick devotes approximately 20% of his time to his position as Chief Executive Officer of the Company. Mr. Merrick is a principal of the law firm of Merrick & Klimek, P.C. of Chicago, Illinois and has been engaged in the practice of law for more than 30 years. He is also Senior Vice President, Director and a member of the Management Committee of Reliv International, Inc. (NASDAQ), a manufacturer and direct marketer of nutritional supplements and food products.

         Howard W. Schwan, President. Mr. Schwan has been associated with the Company for 18 years principally in the management of the production and engineering operations of the Company. Mr. Schwan was appointed as Vice President of Manufacturing in November, 1990, was appointed as a director in January, 1996, and was appointed as President in June, 1997. Mr. Schwan manages administration, production and engineering functions as well as the sales function for latex balloons and custom and created films.

         John C. Davis, Director. Mr. Davis has been associated with the Company since 1975 and has been a director of the Company from that time. Mr. Davis was President of the Company from 1975 to January, 1996. In January, 1996, Mr. Davis became Executive Vice President of Sales for the Company, and has since retired from that position, effective February 1, 1999. Mr. Davis currently provides consulting on special projects for the Company.

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

         Bret Tayne, Director. Mr. Tayne was appointed as a director of the Company in December, 1997. Mr. Tayne has been President of Everede Tool Company, a manufacturer of industrial cutting tools, since January, 1992. Prior to that, Mr Tayne was Executive Vice President of Unifin, a commercial finance company, since 1986. Mr. Tayne received a Bachelor of Science Degree from Tufts University and an MBA from Northwestern University.

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


                           Summary Compensation Table

                                                       Long Term
                             Annual Compensation    Compensation
                            ----------------------   ------------
                                                      Securities    All Other
     Name and                Salary   Other Annual    Underlying   Compensation
Principal Position   Year      ($)    Compensation      Options        ($)
------------------   ----   --------  ------------   -----------   ------------

Stephen M. Merrick   1998   $ 75,000      ----         40,000(3)       ----
Chief Executive      1997   $ 63,750      ----           ----          ----
Officer              1996   $ 45,000      ----           ----          ----


Howard W. Schwan     1998   $135,000   $ 6,145(1)      40,000(4)    $ 1,551(5)
President            1997   $121,600   $ 6,145(1)        ----       $ 1,115(5)
                     1996   $108,500   $ 6,957(1)        ----       $ 1,250(5)


John C. Davis        1998   $132,115   $ 6,562(2)        ----       $ 1,800(5)
Executive Vice       1997   $150,000   $ 8,374(2)        ----       $ 1,666(5)
President-Sales      1996   $195,177   $11,438(2)        ----       $ 3,252(5)


----------------------

(1)      Perquisites include country club membership ($5,000).
(2) Perquisites include country club membership ($5,000) and allocated personal use of Company vehicles ($1,562 in 1998, $3,374 in 1997, and $5,158 in 1996).
(3) Stock options to purchase 40,000 shares of the Company's Common stock at $2.75 per share, 36,000 shares exercisable on grant and 4,000 shares exercisable on September 15, 1999.
(4) Stock options to purchase 40,000 shares of the Company's Common Stock at $2.50 per share.
(5) Company contribution to the Company 401(k) Plan as pre-tax salary deferral.

         Certain Named Executive Officers have received warrants to purchase Common Stock of the Company in connection with their guarantee of certain bank loans secured by the Company and in connection with their participation in a private offering of notes and warrants conducted by the Company. See Item 12. In addition to these warrants, the following table sets forth those executive officers who were granted individual grants of stock options in connection with their employment under the terms of the Company's 1997 Stock Option Plan.


                        OPTION GRANTS IN LAST FISCAL YEAR
                                Individual Grants

                             Name of       Percent of
                           Securities    Total Options
Name and                   Underlying      Granted to    Exercise or
Principal                    Options      Employees in    Base Price  Expiration
Position                   Granted (#)     Fiscal Year     $/Share       Date
-----------------------    -----------     -----------     -------    ----------

Stephen M. Merrick
Chief Executive Officer       40,000          17.86%        $2.75     09/15/2003

Howard W. Schwan
President                     40,000          17.86%        $2.50     09/15/2008




    Aggregated Option Exercises in Last Fiscal Year and FY-End Option Values



                                                 Number of Securities Underlying  Value of Unexercised In-
                          Shares       Value          Unexercised Options at          the-Money Options
                       Acquired on   Realized              Year End (#)           at Fiscal Year End ($)
Name                   Exercise (#)     ($)         Exercisable/Unexercisable     Exercisable/Unexercisable
---------------------  -----------   --------    -------------------------------  -------------------------
Stephen M. Merrick         0             0                  36,000/4,000                    $0/0(1)

Howard W. Schwan           0             0                    40,000/0                      $0/0(1)

-----------------------

(1)      The  value  of  unexercised   in-the-money  options  is  based  on  the
         difference between the exercise price and the fair market value of the Company's Common Stock on October 31, 1998.

Employment Agreements

         In April, 1996, the Company entered into an employment agreement with John C. Davis as Executive Vice President-Sales, which provided for an annual salary of $150,000. The term of the agreement was through January 31, 1998. On June 27, 1997, the agreement was amended to extend the term through January 31, 2000, and to provide for an annual salary of $120,000 per year. The agreement contains covenants of Mr. Davis not to use the Company's confidential information while such information remains confidential and establishing the Company's rights to inventions created by Mr. Davis during the term of employment. Mr. Davis' agreement does not contain a covenant not to compete. Effective February 1, 1999, Mr. Davis retired from his position as Executive Vice President-Sales with the Company, and currently provides services to the Company as a special project consultant under the terms of his Employment Agreement, as it was amended on June 27, 1997.

         In June, 1997, the Company entered into an Employment Agreement with Howard W. Schwan as President, which provides for an annual salary of not less than $135,000. The term of the Agreement is through June 30, 2002. The Agreement contains covenants of Mr. Schwan with respect to the use of the Company's confidential information, establishes the Company's right to inventions created by Mr. Schwan during the term of his employment, and includes a covenant of Mr. Schwan not to compete with the Company for a period of three years after the date of termination of the Agreement.


Director Compensation

         Directors are not compensated for their services as directors. John Schwan was compensated in the amount of $48,000 in fiscal 1998 for his services as Chairman of the Board of Directors. Mr. Schwan also received options to purchase up to 40,000 shares of the Company's Common Stock at $2.75 per share under the Company's 1997 Stock Option Plan. Mr. Tayne and Mr. Brown each received options to purchase up to 5,000 shares of the Company's Common Stock at $2.50 per share under the Company's 1997 Stock Option Plan.


Item No. 11       Security Ownership of Certain Beneficial Owners and Management

Principal Stockholders

         The following table sets forth certain information with respect to the beneficial ownership of the Company's capital stock, as of January 15, 1999 by
(i) each stockholder who is known by the Company to be the beneficial owner of more than 5% of the Company's Common Stock or Class B Common Stock, (ii) each director and executive officer of the Company who owns any shares of Common Stock or Class B Common Stock, and (iii) all executive officers and directors as a group. Except as otherwise indicated, the Company believes that the beneficial owners of the shares listed below have sole investment and voting power with respect to such shares.



                                         Shares of Class B           Shares of Common
                                         Common Stock               Stock Beneficially
 Name and Address(1)                 Beneficially Owned(2)(3)            Owned(2)            Percent of Common Stock(4)
-----------------------------       -------------------------      -------------------       ---------------------------
Stephen M. Merrick                          219,781                      361,411(5)                   14.37

John H. Schwan                              329,670                      216,707(6)                   13.51

Howard W. Schwan                            164,835                      139,553(7)                    7.67

John C. Davis                                  --                        445,514(8)                   11.47

Sharon Konny                                   --                         12,000(9)                     *

Brent Anderson                                 --                         12,000(9)                     *

Stanley M. Brown                               --                         10,000(10)                    *
 747 Glenn Avenue
 Wheeling, Illinois

Frances Ann Rohlen                          274,725                        --                          7.16
 c/o Cheshire Partners
 1504 Wells
 Chicago, Illinois 60610

Philip W. Colburn                           109,890                      118,266(11)                   5.95

Bret Tayne                                     --                          8,510(12)                    *
 6834 N. Kostner Avenue
 Lincolnwood, Illinois 60646

All directors and executive                 714,286                    1,205,695                      42.88
officers as a group (8 persons)
--------------

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



                       (footnotes continued on next page)






(3) Figures below represent all Class B Common Stock outstanding. Beneficial ownership of shares of Class B Common Stock for Messrs. Merrick, John Schwan, Howard Schwan and Ms. Rohlen include indirect ownership of such shares through CTI Investors, L.L.C.
         See "Certain Transactions."

(4) Assumes conversion of all shares of Class B Common Stock into shares of Common Stock.

(5) Includes warrants to purchase up to 72,527 shares of Common Stock at $.91 per share, warrants to purchase up to 100,961 shares of Common Stock at $3.12 per share and options to purchase up to 36,000 shares of Common stock at $2.75 per share granted under the Company's 1997 Stock Option Plan.

(6) Includes warrants to purchase up to 61,923 of Common Stock at $.91 per share, warrants to purchase up to 112,180 shares of Common Stock at $3.12 per share and options to purchase up to 36,000 shares of Common stock at $2.75 per share granted under the Company's 1997 Stock Option Plan.

(7) Includes warrants to purchase up to 76,923 shares of Common Stock at $.91 per share, warrants to purchase up to 16,026 shares of Common Stock at $3.12 per share, and options to purchase up to 40,000 shares of Common Stock at $2.50 per share granted under the Company's 1997 Stock Option Plan.

(8) Includes warrants to purchase up to 48,077 shares of Common Stock at $3.12 per share, and 212,002 shares of Common Stock subject to redemption by the Company. See "Certain Transactions."

(9) Includes options to purchase up to 12,000 shares of Common Stock at $2.50 per share granted under the Company's 1997 Stock Option Plan.

(10) Includes options to purchase up to 5,000 shares of Common Stock at $2.50 per share and options to purchase up to 5,000 shares of Common Stock at $4.00 per share, both granted under the Company's 1997 Stock Option Plan.

(11)     Includes shares held by immediate family members.

(12) Includes options to purchase up to 5,000 shares of Common Stock at $2.50 per share granted under the Company's 1997 Stock Option Plan.



Item No. 12       Certain Relationships and Related Transactions

Certain Transactions

         In March 1996, the Company entered into a Stock Redemption Agreement with John C. Davis which was subsequently amended June 27, 1997. Under the amended Stock Redemption Agreement the Company was obligated to redeem 102,564 shares of Common Stock and has the right, but not the obligation, to redeem up to an additional 230,769 shares of Common Stock owned by Mr. Davis at the price of $1.95 per share at any time through January 31, 1998. Commencing March 1, 1998 through February 28, 2000, the Company is obligated to pay to Mr. Davis, for the redemption of shares at $1.95 per share (i) an amount equal to 2% of the Company's pretax profits each fiscal quarter (beginning with the quarter ended February 28, 1998) and (ii) an amount equal to 2% (but not to exceed $8,000) of the amount by which latex and mylar balloon revenues exceed $1.3 million in any month. The Company's obligations terminate once a total of 333,333 shares of Common Stock have been redeemed under the Stock Redemption Agreement. The Company also has the right to redeem additional shares of Common Stock from Mr. Davis during this period at $1.95 per share, provided that the total number of shares subject to redemption under the Stock Redemption Agreement does not exceed 333,333. As of January 1, 1999, 121,331 shares of Common Stock had been redeemed pursuant to the Stock Redemption Agreement.

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

         In December, 1996, Howard W. Schwan, John H. Schwan and Stephen M. Merrick were each issued warrants to purchase 76,923 shares of the Company's Common Stock at an exercise price of $.91 per share in consideration of their facilitating and guaranteeing a bank loan to the Company in the amount of $6.3 million. The warrants have a term of six years. In July, 1998, John H. Schwan and Stephen M. Merrick exercised 15,000 and 4,396 warrants, respectively.

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

         Stephen M. Merrick, Chief Executive Officer of the Company, is a principal of the law firm of Merrick & Klimek, P.C., which serves as general counsel of the Company. Mr. Merrick was a principal in the law firm of Fishman, Merrick, Miller, Genelly, Springer, Klimek & Anderson, P.C., which formerly served as general counsel to the Company until December 1, 1998. In addition, Mr. Merrick is a principal stockholder of the Company. (See Item No. 11). Other principals of the firm of Merrick & Klimek, P.C. own less than 1% of the Company's outstanding Common Stock. Legal fees incurred from the firm of Fishman, Merrick, Miller, Genelly, Springer, Klimek & Anderson, P.C. were $236,071 and $195,200 for the years ended October 31, 1997 and October 31, 1998, respectively. No fees were paid to Merrick & Klimek,

P.C. during the years ended October 31, 1997 and October 31, 1998. Mr. Merrick is also an officer and director of Reliv International, Inc. (NASDAQ-RELV).

         John H. Schwan is President and a shareholder of Packaging Systems, Inc. and affiliated companies. The Company made purchases of packaging materials from these entities in the amount of $233,842 and $458,347 during each of the years ended October 31, 1997 and October 31, 1998, respectively.

         The Company believes that each of the transactions set forth above were entered into, and any future related party transactions will be entered into, on terms as fair as those obtainable from independent third parties. All related party transactions, including loans and forgiveness of debt, must be approved by a majority of disinterested directors.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized on February 26, 1999.


                                   CTI INDUSTRIES CORPORATION



                                   By:     /s/ Howard W. Schwan
                                      ----------------------------
                                      Howard W. Schwan, President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signatures                    Title                          Date
----------                    -----                          ----

 /s/ Howard W. Schwan         President and Director         February 26, 1999
-------------------------
Howard W. Schwan

 /s/ John H. Schwan           Chairman and Director          February 26, 1999
-------------------------
John H. Schwan

 /s/ Stephen M. Merrick       Chief Executive Officer,       February 26, 1999
-------------------------
Stephen M. Merrick            Secretary, Chief Financial
                              Officer and Director

 /s/ John C. Davis            Vice President and Director    February 26, 1999
-------------------------
John C. Davis

 /s/ Stanley M. Brown         Director                       February 26, 1999
-------------------------
Stanley M. Brown


 /s/ Bret Tayne               Director                       February 26, 1999
-------------------------
Bret Tayne