Form 10QSB
period 1999-01-31
CTI INDUSTRIES CORP
filed 1999-03-17
CIK 1042187

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended January 31, 1999

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:


         COMMON STOCK, $.065 par value, 2,735,831 outstanding Shares and CLASS B COMMON STOCK, $.091 par value, 1,098,901 outstanding Shares, as of February 26, 1999.

Part I.           FINANCIAL INFORMATION

Item 1.           Financial Statements

         The following consolidated financial statements of the Registrant are attached to this Form 10-QSB:

                  1. Interim Balance Sheet as of January 31, 1999 and Balance Sheet as of October 31, 1998.

                  2. Interim Statements of Operations for the three month periods ending January 31, 1999 and January 31, 1998.

                  3. Interim Statements of Cash Flows for the three month periods ending January 31, 1999 and January 31, 1998.

         The Financial Statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of results for the periods presented.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Results of Operations

         Net Sales. For the fiscal quarter ended January 31, 1999, net sales were $4,988,000, as compared to sales of $5,839,000 for the first quarter of 1998. The decline in sales is due to a decrease in metallized balloon sales of $680,000, and a decrease in printed and laminated film sales of $185,000.

         Cost of Sales. For the quarter ended January 31, 1999, cost of sales increased to 61.7% of net sales as compared to 59.3% of net sales in the first fiscal quarter of 1998. The increase was a result of lower production levels and costs incurred in purchasing and installing new equipment. Included in these costs are increased depreciation expenses.

         Administrative. For the quarter ended January 31, 1999, administrative expenses were $532,000 or 10.7% of sales as compared to $526,000, or 9% of sales for the first fiscal quarter of 1998.

         Selling. For the quarter ended January 31, 1999, selling expenses were $645,000, or 12.9% of net sales, as compared to $741,000, or 12.7% of net sales for the first fiscal quarter of 1998. The decrease in selling expenses was primarily due to lower sales and to lower commissions paid as fewer sales were made through the Company's independent sales representative network.

         Advertising and Marketing. For the quarter ended January 31, 1999, advertising and marketing expenses were $478,000, or 9.6% of sales as compared to $479,000, or 8.2% of sales in the first fiscal quarter of 1998.

         Other Income or Expense. Interest expense increased to $221,000 for the quarter ended January 31, 1999, as compared to $177,000 for the first quarter of fiscal 1998 as a result of interest paid on the new equipment loan, and a higher balance on the revolving line of credit.

         Net Income or Loss. For the quarter ended January 31, 1999, the Company had net income of $60,000 as compared to net income of $325,000 the first fiscal quarter of 1998. The reserve for income tax for the first quarter of fiscal 1999 was $13,000 as compared to $207,000 for the first quarter of 1998. The Company's net income was affected by the reduced level of sales, a small decline in margins and by increased interest and depreciation costs arising from the Company's investment in plant and equipment.


Financial Condition

         Liquidity and Capital Resources. Cash flow provided by operations during the quarter ended January 31, 1999, was $642,000. This resulted primarily from a decrease in inventory and increase in accrued liabilities. During the first fiscal quarter of 1998, the Company had cash flows used in operations of $1,280,505 mainly as a result of increases in accounts receivable and inventory of over $2,596,000.

         At January 31, 1999, the Company maintained a cash balance of $317,000. The Company's current cash management strategy includes maintaining minimal cash balances and utilizing the revolving line of credit for liquidity. At October 31, 1998, the Company had cash and cash equivalents of $235,000. At January 31, 1999, the Company had working capital of $2,977,000. Working capital at October 31, 1998, was $3,313,000.

         Investment Activities. During the quarters ended January 31, 1999 and January 31, 1998, the Company invested $1,340,000 and $897,000, respectively, in machinery and equipment and merchandise displays at customer locations. The
Company also invested $14,000 and $500,000, respectively, in its Mexican supplier of latex balloons in the first fiscal quarter of 1999 and 1998.

         Financing Activities. Cash flow provided by financing activities for the quarter ended January 31, 1999, was $798,000 resulting primarily from advances on lines of credit and proceeds from long term debt. For the quarter ended January 31, 1998, the Company generated $5,369,000 in financing activities, primarily as a result of the proceeds of the Company's initial public offering of its Common Stock in November of 1997.

         The Company believes that existing capital resources and cash generated from operations will be sufficient to meet the Company's requirements for at least the next twelve months.

         Seasonality. In the Mylar product line, sales have historically been seasonal with approximately 20% to 27% of annual sales of Mylar being generated in December and January and 11% to 13% of annual Mylar sales being generated in June and July in recent years. The sale of latex balloons and laminated film products have not historically been seasonal.

         Safe Harbor Provision of the Private Securities Litigation Act of 1995 and Forward Looking Statements. The Company operates in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. The market for mylar and latex balloon products is generally characterized by intense competition, frequent new product introductions and changes in customer tastes which can render existing products unmarketable. The statements contained in
Item 2 (Management's Discussion and Analysis of Financial Condition and Results of Operation) that are not historical facts may be forward-looking statements
(as such term is defined in the rules promulgated pursuant to the Securities Exchange Act of 1934) that are subject to a variety of risks and uncertainties more fully described in the Company's filings with the Securities and Exchange Commission including, without limitation, those described under "Risk Factors" in the Company's Form SB-2 Registration Statement (File No. 333-31969) effective November 5, 1997. The forward-looking statements are based on the beliefs of the Company's management, as well as assumptions made by, and information currently available to the Company's management. Accordingly, these statements are subject to significant risks, uncertainties and contingencies which could cause the Company's actual growth, results, performance and business prospects and opportunities in 1999 and beyond to differ materially from those expressed in, or implied by, any such forward-looking statements. Wherever possible, words such as "anticipate," "plan," "expect," "believe," "estimate," and similar expressions have been used to identify these forward-looking statements, but are not the exclusive means of identifying such statements. These risks, uncertainties and contingencies include, but are not limited to, the Company's limited operating history on which expectations regarding its future performance can be based, competition from, among others, national and regional balloon, packaging and custom film product manufacturers and sellers that have greater financial, technical and marketing resources and distribution capabilities than the Company, the availability of sufficient capital, the maturation and success of the Company's strategy to develop, market and sell its products, risks inherent in conducting international business, risks associated with securing licenses, changes in the Company's product mix and pricing, the effectiveness of the Company's efforts to control operating expenses, general economic and business conditions affecting the Company and its customers in the United States and other countries in which the Company sells and anticipates selling its products and services and the Company's ability to (i) adjust to changes in technology, customer preferences, enhanced competition and new competitors; (ii) protect its intellectual property rights from infringement or misappropriation;
(iii) maintain or enhance its relationships with other businesses and vendors; and (iv) attract and retain key employees. There can be no assurance that the Company will be able to identify, develop, market, sell or support new products successfully, that any such new products will gain market acceptance, or that the Company will be able to respond effectively to changes in customer preferences. There can be no assurance that the Company will not encounter technical or other difficulties that could delay introduction of new or updated products in the future. If the Company is unable to introduce new products and respond to industry changes or customer preferences on a timely basis, its business could be materially adversely affected. The Company is not obligated to update or revise these forward-looking statements to reflect new events or circumstances.

Part II.  OTHER INFORMATION

Item 1.     Legal Proceedings

            Not applicable.


Item 2.     Changes in Securities

            Not applicable


Item 3.     Defaults Upon Senior Securities

            Not applicable.


Item 4.     Submission of Matters to a Vote of Security Holders

            Not applicable.


Item 5.     Other Information

            Not applicable.


Item 6.     Exhibits and Reports on Form 8-K

            (a)   Exhibits*

                  Description                                                No.
                  -----------                                                ---

                  Statement Re: Computation of Per Share
                  Earnings                                                   11

            (b) The Company has not filed a Current Report during the quarter covered by this report.

            * Also incorporated by reference the Exhibits filed as part of the SB- 2 Registration Statement of the Registrant, effective November 5, 1997, and subsequent periodic filings.

                             SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: March 17, 1999             CTI INDUSTRIES CORPORATION


                                  By: /s/ Stephen M. Merrick
                                      -----------------------------------------
                                        Stephen M. Merrick, Chief Executive
                                        Officer and Principal Financial Officer

CTI Industries Corporation and Subsidiary
Consolidated Balance Sheet
as of January 31, 1999 and October 31, 1998



                                            January 31, 1999  October 31, 1998
                                               (Unaudited)      (See note)
                                               ------------    ------------
                 ASSETS
Current assets:
  Cash                                         $    317,275    $    235,333
  Accounts Receivable (less allowance
    for doubtful accounts of $141,730
    and $132,211 at January 31, 1999
    and October 31, 1998)                         4,062,944       3,276,894
  Inventories                                     7,222,745       7,641,381
  Deferred tax assets                               176,549         176,549
  Other                                           1,155,388       1,089,058
                                               ------------    ------------

      Total current assets                       12,934,901      12,419,215

Property and equipment:
  Machinery and equipment                         6,994,080       6,812,069
  Building                                        3,503,801       3,503,801
  Office furniture and equipment                  1,561,719       1,556,742
  Land                                              535,000         535,000
  Leasehold improvements                            161,885         161,885
  Fixtures and equipment
    at customer locations                         2,010,015       1,907,358
  Projects under construction                     2,573,441       1,522,893
                                               ------------    ------------
                                                 17,339,941      15,999,748
    Less :  accumulated depreciation             (7,987,844)     (7,674,299)
                                               ------------    ------------

      Total property and equipment, net           9,352,097       8,325,449

Other assets:
  Deferred financing costs, net                      40,578          44,383
  Investment in joint venture                        79,688          77,975
  Invesment in subsidiary                           888,860         879,800
  Note receivable                                   715,422         715,422
  Deferred tax assets                               391,377         391,377
                                               ------------    ------------

      Total other assets                          2,115,925       2,108,957
                                               ------------    ------------

TOTAL ASSETS                                   $ 24,402,923    $ 22,853,621
                                               ============    ============

See accompanying notes

CTI Industries Corporation and Subsidiary
Consolidated Balance Sheet
as of January 31, 1999 and October 31, 1998



                                             January 31, 1999  October 31, 1998
                                                 (Unaudited)     (See note)
                                                ------------    ------------

    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                              $  3,309,431    $  3,070,545
  Line of credit                                   4,401,105       4,178,246
  Notes payable - current portion                    751,568         817,569
  Accrued liabilities                              1,495,591       1,039,742
                                                ------------    ------------

      Total current liabiliites                    9,957,695       9,106,102

Long-term liabilities:
  Notes payable                                    5,921,393       5,280,692
  Subordinated debt                                  865,000         865,000
                                                ------------    ------------

      Total long-term liabilities                  6,786,393       6,145,692

Redeemable common stock                              413,406         413,406

Stockholders' equity:
  Common stock - $.065 par value,
    11,000,000 shares authorized,
    2,898,980 shares issued at
    January 31, 1999 and October 31, 1998,
    and 2,735,831 shares outstanding at
    January 31, 1999 and October 31, 1998            188,434         188,434
  Class B common stock - $.91 par value,
    1,100,000 shares authorized,
    1,098,901 shares outstanding at
    January 31, 1999 and October 31, 1998          1,000,000       1,000,000
  Paid-in-capital                                  5,554,332       5,554,332
  Retained earnings                                1,361,546       1,301,134
  Foreign currency translation adjustment             22,973          26,377
    Less:
      Treasury stock - 163,149 shares
        at cost at January 31, 1999
        and October 31, 1998                        (407,294)       (407,294)
      Redeemable common stock                       (413,406)       (413,406)
      Stock subscription receivable                   (4,700)         (4,700)
      Notes receivable from stockholders             (56,456)        (56,456)
                                                ------------    ------------

      Total stockholders' equity                   7,245,429       7,188,421
                                                ------------    ------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY        $ 24,402,923    $ 22,853,621
                                                ============    ============

Note: The balance sheet at October 31, 1998 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete statements.

See accompanying notes

CTI Industries Corporation and Subsidiary
Consolidated Statement of Operations


                                               For the quarter ended January 31
                                                     1999           1998
                                                  (Unaudited)    (Unaudited)
                                                  -----------    -----------
Net Sales                                         $ 4,988,303    $ 5,839,234

Cost of Sales                                       3,076,804      3,461,089
                                                  -----------    -----------

      Gross profit on sales                         1,911,499      2,378,145

Operating expenses:
  Administrative                                      532,364        525,982
  Selling                                             645,127        740,559
  Advertising and marketing                           477,897        478,696
                                                  -----------    -----------

      Total operating expenses                      1,655,388      1,745,237
                                                  -----------    -----------

Income from operations                                256,111        632,908

Other income (expense):
  Interest expense                                   (220,642)      (177,158)
  Interest income                                      22,418         50,818
  Other                                                15,792         25,392
                                                  -----------    -----------

      Total other expense                            (182,432)      (100,948)
                                                  -----------    -----------

Income before income taxes                             73,679        531,960

Income tax expense (benefit)                           13,267        206,700
                                                  -----------    -----------

      Net income                                  $    60,412    $   325,260
                                                  ===========    ===========


Basic income per common and
  common equivalent shares                        $      0.02    $      0.09
                                                  ===========    ===========

Diluted income per common
  and common equivalent shares                    $      0.02    $      0.08
                                                  ===========    ===========

Weighted average number of shares and
  equivalent shares of common stock
  outstanding
    Basic                                           3,834,732      3,698,270
                                                  ===========    ===========

    Diluted                                         4,002,977      4,086,783
                                                  ===========    ===========

See accompanying notes

CTI Industries Corporation and Subsidiary

Consolidated Statement of Cash Flows


                                                                For the quarter ended January 31
                                                                       1999           1998
                                                                    (Unaudited)    (Unaudited)
                                                                    -----------    -----------
Cash Flow Provided by Operations:
  Net income                                                        $    60,412    $   325,257
  Adjustments to  net income:
    Depreciation and amortization                                       317,349        184,044
    Equity in earnings of P&TF and CTF                                    3,467           --
    Provision for losses on A/R & inventory                              99,116         19,126
    Change in assets and liabilities:
      Change in accounts receivable                                    (801,030)    (2,057,236)
      Change in inventory                                               334,500       (538,562)
      Change in other assets                                            (66,329)      (141,085)
      Change in accounts payable & accrued expenses                     694,736        927,951
                                                                    -----------    -----------

Total Cash Flow Provided (Used) by Operations                           642,221     (1,280,505)

Cash Flow Provided by Investing Activities:
  Purchases of property and equipment                                (1,340,193)      (896,502)
  Investment in and advances to P&TF                                    (14,240)      (500,000)
                                                                    -----------    -----------

Total Cash Flow Used by Investing Activities                         (1,354,433)    (1,396,502)

Cash Flow Provided by Financing Activities:
  Stock redemption contract payments                                       --          (22,200)
  Advances on line of credit                                          4,215,000      3,430,000
  Repayments on line of credit                                       (3,992,141)    (3,214,847)
  Proceeds from issuance of long term debt                              695,367         10,630
  Proceeds from issuance of short term debt                                --          850,000
  Repayment of long term debt                                          (120,668)      (172,385)
  Proceeds from issuance of common stock                                   --        5,401,883
  Loan to P&TF                                                             --         (850,000)
  Dividends paid                                                           --          (63,917)
                                                                    -----------    -----------

Total Cash Flow Provided by Financing Activities                        797,558      5,369,164

Effect of exchange rate changes on cash                                  (3,404)        (7,429)
                                                                    -----------    -----------

Increase (Decrease) in Cash and Equivalents                              81,942      2,684,728

Cash and Equivalents at Beginning of Period                             235,333        237,230
                                                                    -----------    -----------

Cash and Equivalents at End of Period                               $   317,275    $ 2,921,958
                                                                    ===========    ===========



See accompanying notes

January 31, 1999

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended January 31, 1999 are not necessarily indicative of the results that may be expected for the year ended October 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report on Form 10-KSB for the year ended October 31, 1998.


Note 2 - Earnings Per Share

The Company adopted SFAS No. 128, "Earnings per Share," for the year ended October 31, 1998. Adoption of this pronouncement did not have a material impact on the Company's financial statements.

Basic earnings per share is computed by dividing the income available to common shareholders, net earnings less preferred stock dividends, by the weighted average number of shares of common stock outstanding during each period.

Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents (stock options and warrants), unless anti-dilutive, during each period.

Earnings per share for the periods ended January 31, 1999 and 1998 was computed as follows:

CTI Industries Corporation and Subsidiary


                                                      Quarter Ended January 31
                                                         1999         1998
                                                      ----------   ----------
Basic
Average shares outstanding:
  Weighted average number of shares of
    common stock outstanding during the
    period                                             3,834,732    3,698,270
                                                      ==========   ==========

Net income:
  Net income                                          $   60,412   $  325,260
  Less preferred stock dividends                            --           --
                                                      ----------   ----------

  Amount for per share computation                    $   60,412   $  325,260
                                                      ==========   ==========

  Per share amount                                    $     0.02   $     0.09
                                                      ==========   ==========


Diluted Average shares outstanding:
  Weighted average number of shares of
    common stock outstanding during the
    period                                             3,834,732    3,698,270
  Net additional shares assuming stock
    options and warrants exercised and
    proceeds used to purchase treasury
    stock                                                168,245      388,513
                                                      ----------   ----------
  Weighted average number of shares and
    equivalent shares of common stock
    outstanding during the period                      4,002,977    4,086,783
                                                      ==========   ==========

Net income:
  Net income                                          $   60,412   $  325,260
  Less preferred stock dividends                            --           --
                                                      ----------   ----------

  Income applicable to common shares                  $   60,412   $  325,260
  Add dividends on preferred stock assumed
    converted into common shares                            --           --
                                                      ----------   ----------

  Amount for per share computation                    $   60,412   $  325,260
                                                      ==========   ==========

  Per share amount                                    $     0.02   $     0.08
                                                      ==========   ==========


Warrants to purchase 277,244 shares of common stock at $3.12 were outstanding during the first quarter of 1999 but were not included in the computation of diluted EPS because the warrants' exercise price was greater than the average market price of the common shares.

Options to purchase 329,000 shares of common stock at $2.50 - $4.00 were outstanding during the first quarter of 1999 but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.