Form 10QSB
period 1999-04-30
CTI INDUSTRIES CORP
filed 1999-06-14
CIK 1042187

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended April 30, 1999

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:


         COMMON STOCK, $.065 par value, 2,733,831 outstanding Shares and CLASS B COMMON STOCK, $.091 par value, 1,098,901 outstanding Shares, as of April 30, 1999.

Part I.           FINANCIAL INFORMATION
                  ---------------------

Item 1.           Financial Statements
                  --------------------

         The following consolidated financial statements of the Registrant are attached to this Form 10-QSB:

                  1. Interim Balance Sheet as of April 30, 1999 and Balance Sheet as of October 31, 1998.

                  2. Interim Statements of Operations for the three and six month periods ending April 30, 1999 and April 30, 1998.

                  3. Interim Statements of Cash Flows for the sixth month periods ending April 30, 1999 and April 30, 1998.

         The Financial Statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of results for the periods presented.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

         During the second quarter of fiscal 1999 ended April 30, 1999, the Company had a net loss of $246,000 compared to net income for the same period in the prior year of $238,000. For the six month period ended April 30, 1999, the Company had a net loss of $185,000 compared to a net profit of $563,000 for the same period of 1998. The decline in income was the result principally of a decline in revenues from the sale of mylar balloons for the fiscal year to date compared to fiscal 1998 of approximately $1.3 million. Management believes the decline is the result of general industry conditions causing weakness in mylar balloon sales, including the bankruptcy reorganization of one principal party good retail chain and financial difficulties of another.

         Income of the Company was also affected by increases in depreciation expense arising from investment in machinery and equipment, and increases in interest costs arising from increased levels of borrowing.

         The Company's recent capital investments and its efforts have been directed to increasing its revenues from the sale of printed, laminated and specialty film products, and reducing the level of the Company's reliance on mylar balloon sales.

Results of Operations

         Net Sales. For the fiscal quarter ended April 30, 1999, net sales were $4,862,000, as compared to sales of $5,492,000 for the second quarter of 1998. The decline in sales is mainly due to a decrease in metallized balloon sales of $610,000. Net sales for the first six months of fiscal 1999 were $9,850,000, as compared to sales of $11,332,000 for the same period in 1998. The decline in metallized balloon sales was the primary reason for the decrease in overall sales.

         Cost of Sales. For the fiscal quarter ended April 30, 1999, cost of sales increased to 69.2% of net sales as compared to 58.9% of net sales in the second fiscal quarter of 1998. The increase was a result of lower production volumes and costs incurred in a new equipment project. Cost of goods sold were 65.4% of net sales for the first six months of fiscal 1999, as compared to 59.1% for the same period of 1998.

         Administrative. For the fiscal quarter ended April 30, 1999, administrative expenses were $557,000 or 11.5% of sales as compared to $697,000, or 12.7% of sales for the second fiscal quarter of 1998. For the first six months of fiscal 1999, administrative expenses were $1,089,000 or 11.1% of sales as compared to $1,223,000, or 10.8% of sales for the same period of 1998. The decreases were due to reduced phone expenses, lower legal costs, and reduced consulting fees.

         Selling. For the fiscal quarter ended April 30, 1999, selling expenses were $656,000 or 13.5% of sales, as compared to $708,000, or 12.9% of net sales for the second fiscal quarter of 1998. For the first six months of fiscal 1999, selling expenses were $1,301,000 or 13.2% of sales as compared to $1,449,000, or 12.8% of net sales for the same period of 1998. The decline in selling expense dollars is primarily related to the decline in sales volume and the selling expenses directly associated with those sales.

         Advertising and Marketing. For the fiscal quarter ended April 30, 1999, advertising and marketing expenses were $400,000 or 8.2% of net sales as compared to $462,000 or 8.4% of net sales in the second fiscal quarter of 1998. For the first six months of fiscal 1999, advertising and marketing expenses were $878,000 or 8.9% of sales as compared to $941,000, or 8.3% of net sales for the same period of 1998. The decrease in advertising and marketing expense dollars was primarily related to changes in programs for national accounts, resulting in lower servicing costs and rebates to customers.

         Other Income or Expense. Interest expense increased to $214,000 for the quarter ended April 30, 1999, as compared to $191,000 for the second fiscal quarter of 1998. Interest expense increased to $435,000 for the six months ended April 30, 1999, as compared to $368,000 for the second fiscal quarter of 1998. The increased interest expense is a result of increases in the level of both long term and short term borrowings.

         Net Income or Loss. For the fiscal quarter ended April 30, 1999, the Company had a loss of $238,000 as compared to income before taxes of $335,000 for the second fiscal quarter of 1998. The provision for income tax for the second quarter of fiscal 1999 was $8,000, resulting in a net loss of $246,000. The provision for income tax for the second quarter of fiscal 1998 was $98,000, resulting in net income of $238,000. For the six months ended April 30, 1999, the net loss was $185,000 as compared to a net profit of $563,000 for the first six months of fiscal 1998.

Financial Condition

         Liquidity and Capital Resources. Cash flow provided by operations during the six months ended April 30, 1999 was $1,494,000, which was affected by a decrease in inventory for the period of almost $1.4 million. During the first six months of 1998, cash flows used in operations was $2,437,000, mainly as a result of increased sales and resulting increases in accounts receivable and inventory.

         Investment Activities. During the six months ended April 30, 1999 and April 30, 1998, the Company invested $1,632,000 and $2,550,000, respectively, in machinery and equipment, and its Mexican supplier of latex balloons.

         Financing Activities. For the six months ended April 30, 1999, the Company generated $437,000 in financing activities, primarily as a result of proceeds from the issuance of long term debt. Cash flow provided by financing activities for the six months ended April 30, 1998 was $6,045,000 resulting primarily from the proceeds of the Company's initial public offering of its Common Stock in November 1997.

         At April 30, 1999, the Company maintained a cash balance of $518,000 . The Company's current cash management strategy includes maintaining minimal cash balances and utilizing the revolving line of credit for liquidity. At October 31, 1998, the Company had cash and cash equivalents of $235,000. At April 30, 1999, the Company had working capital of $2,616,000, and at October 31, 1998, working capital was $3,313,000.

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


Part II.  OTHER INFORMATION

Item 1.           Legal Proceedings
                  -----------------

                  Not applicable.



Item 2.           Changes in Securities
                  ---------------------

                  Not applicable

Item 3.           Defaults Upon Senior Securities
                  -------------------------------

                  Not applicable.


Item 4.           Submission of Matters to a Vote of Security Holders
                  ---------------------------------------------------

                  Not applicable.


Item 5.           Other Information
                  -----------------

                  Not applicable.


Item 6.           Exhibits and Reports on Form 8-K
                  --------------------------------

                  (a)      Exhibits*
                           ---------

                           Description                                      No.
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


Dated: June 14, 1999               CTI INDUSTRIES CORPORATION



                                   By: /s/ Stephen M. Merrick
                                       ----------------------------------------
                                           Stephen M. Merrick, Chief Executive
                                         Officer and Principal Financial Officer

CTI Industries Corporation and Subsidiary
Consolidated Balance Sheet
as of April 30, 1999 and October 31, 1998


                                                     April 30, 1999  October 31, 1998
                                                        (Unaudited)      (See note)
                                                       ------------    ------------

                           ASSETS

Current assets:
  Cash                                                 $    518,043    $    235,333
  Accounts Receivable (less allowance for
    doubtful accounts of $80,206 and $132,211
     at April 30, 1999 and October 31, 1998)              3,710,206       3,276,894
  Inventories                                             6,144,921       7,641,381
  Deferred tax assets                                       176,549         176,549
  Other                                                   1,257,721       1,089,058
                                                       ------------    ------------

      Total current assets                               11,807,440      12,419,215

Property and equipment:
  Machinery and equipment                                 7,070,309       6,812,069
  Building                                                3,550,963       3,503,801
  Office furniture and equipment                          1,562,163       1,556,742
  Land                                                      535,000         535,000
  Leasehold improvements                                    161,885         161,885
  Fixtures and equipment at customer locations            2,031,919       1,907,358
  Projects under construction                             2,687,946       1,522,893
                                                       ------------    ------------
                                                         17,600,185      15,999,748
    Less :  accumulated depreciation                     (8,322,608)     (7,674,299)
                                                       ------------    ------------

      Total property and equipment, net                   9,277,577       8,325,449

Other assets:
  Deferred financing costs, net                              36,774          44,383
  Investment in joint venture                                78,158          77,975
  Invesment in subsidiary                                   936,237         879,800
  Note receivable                                           715,422         715,422
  Deferred tax assets                                       391,377         391,377
                                                       ------------    ------------

      Total other assets                                  2,157,968       2,108,957
                                                       ------------    ------------

TOTAL ASSETS                                           $ 23,242,985    $ 22,853,621
                                                       ============    ============

See accompanying notes

CTI Industries Corporation and Subsidiary
Consolidated Balance Sheet
as of April 30, 1999 and October 31, 1998


                                                        April 30, 1999  October 31, 1998
                                                           (Unaudited)      (See note)
                                                          ------------    ------------

            LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
  Accounts payable                                        $  2,663,937    $  3,070,545
  Line of credit                                             4,109,002       4,178,246
  Notes payable - current portion                              817,526         817,569
  Accrued liabilities                                        1,600,947       1,039,742
                                                          ------------    ------------

      Total current liabiliites                              9,191,412       9,106,102

Long-term liabilities:
  Notes payable                                              5,789,855       5,280,692
  Subordinated debt                                            865,000         865,000
                                                          ------------    ------------

      Total long-term liabilities                            6,654,855       6,145,692

Redeemable common stock                                        413,406         413,406

Stockholders' equity:
  Common stock - $.065 par value,
    11,000,000 shares authorized, 2,898,980
    (April 30, 1999 and October 31, 1998)
    shares issued, and 2,733,831 (April 30, 1999)
    and 2,735,831 (October 31, 1998) shares outstanding        188,434         188,434
  Class B common stock - $.91 par value,
    1,100,000 shares authorized, 1,098,901 shares
    outstanding at April 30, 1999 and October 31, 1998       1,000,000       1,000,000
  Paid-in-capital                                            5,554,332       5,554,332
  Retained earnings                                          1,115,945       1,301,134
  Foreign currency translation adjustment                        9,125          26,377
    Less:
      Treasury stock - 165,149 shares at cost
         at April 30, 1999 and 163,149 shares
         at cost at October 31, 1998                          (409,962)       (407,294)
      Redeemable common stock                                 (413,406)       (413,406)
      Stock subscription receivable                             (4,700)         (4,700)
      Notes receivable from stockholders                       (56,456)        (56,456)
                                                          ------------    ------------

      Total stockholders' equity                             6,983,312       7,188,421
                                                          ------------    ------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                  $ 23,242,985    $ 22,853,621
                                                          ============    ============


Note: The balance sheet at October 31, 1998 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete statements.

See accompanying notes

CTI Industries Corporation and Subsidiary
Consolidated Statement of Operations

                                                       Quarter Ended April 30          Year to Date April 30
                                                        1999            1998            1999            1998
                                                     (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)
                                                    ------------    ------------    ------------    ------------
Net Sales                                           $  4,861,980    $  5,492,346    $  9,850,282    $ 11,331,580

Cost of Sales                                          3,362,868       3,233,488       6,439,671       6,694,577
                                                    ------------    ------------    ------------    ------------

      Gross profit on sales                            1,499,112       2,258,858       3,410,611       4,637,003

Operating expenses:
  Administrative                                         556,693         697,324       1,089,058       1,223,306
  Selling                                                656,357         708,165       1,301,485       1,448,724
  Advertising and marketing                              399,682         462,452         877,579         941,148
                                                    ------------    ------------    ------------    ------------

      Total operating expenses                         1,612,732       1,867,941       3,268,122       3,613,178
                                                    ------------    ------------    ------------    ------------

Income (loss) from operations                           (113,622)        390,917         142,489       1,023,825

Other income (expense):
  Interest expense                                      (214,315)       (191,178)       (434,957)       (368,336)
  Interest income                                         23,007          40,759          45,425          91,577
  Other                                                   67,284          94,977          83,076         120,369
                                                    ------------    ------------    ------------    ------------

      Total other expense                               (124,024)        (55,442)       (306,456)       (156,390)
                                                    ------------    ------------    ------------    ------------

Income (loss) before income taxes                       (237,646)        335,475        (163,967)        867,435

Income tax expense                                         7,954          97,500          21,221         304,200
                                                    ------------    ------------    ------------    ------------

      Net income (loss)                             $   (245,600)   $    237,975    $   (185,188)   $    563,235
                                                    ============    ============    ============    ============

Basic income (loss) per common and
  common equivalent shares                          $      (0.06)   $       0.06    $      (0.05)   $       0.15
                                                    ============    ============    ============    ============

Diluted income (loss) per common
  and common equivalent shares                      $      (0.06)   $       0.06    $      (0.05)   $       0.14
                                                    ============    ============    ============    ============

Weighted average number of
  shares and equivalent shares
  of common stock outstanding
    Basic                                              3,834,421       3,832,297       3,834,576       3,765,284
                                                    ============    ============    ============    ============

    Diluted                                            3,834,421       4,178,167       3,834,576       4,126,660
                                                    ============    ============    ============    ============

See accompanying notes

CTI Industries Corporation and Subsidiary

Consolidated Statement of Cash Flows

                                                               For the six months ended April 30
                                                                        1999           1998
                                                                    (Unaudited)    (Unaudited)
                                                                    -----------    -----------
Cash Flow Provided by Operations:
  Net income (loss)                                                 $  (185,188)   $   563,235
  Adjustment to net income:
    Depreciation and amortization                                       655,917        432,308
    Equity in earnings of P&TF and CTF                                  (25,505)       (50,456)
    Provision for losses on A/R & inventory                             142,459        111,255
    Change in assets and liabilities:
      Change in accounts receivable                                    (470,209)    (1,265,610)
      Change in inventory                                             1,390,898     (1,907,548)
      Change in other assets                                           (168,662)       241,307
      Change in accounts payable & accrued expenses                     154,597       (561,111)
                                                                    -----------    -----------

Total Cash Flow Provided (Used) by Operations                         1,494,307     (2,436,620)

Cash Flow Provided by Investing Activities:
  Purchases of property and equipment                                (1,600,437)    (1,198,730)
  Investment in and advances to P&TF                                    (31,115)    (1,350,000)
  Investment in joint venture                                              --           (1,529)
                                                                    -----------    -----------

Total Cash Flow Used by Investing Activities                         (1,631,552)    (2,550,259)

Cash Flow Provided by Financing Activities:
  Stock redemption contract payments                                       --          (30,533)
  Advances on line of credit                                          9,110,000      9,460,000
  Repayments on line of credit                                       (9,179,244)    (9,180,657)
  Proceeds from issuance of long term debt                              822,489         10,630
  Proceeds from issuance of short term debt                                --          850,000
  Repayment of long term debt                                          (313,370)      (383,423)
  Proceeds from issuance of common stock                                   --        5,401,883
  Purchase of treasury stock                                             (2,668)       (18,639)
  Dividends paid                                                           --          (63,917)
                                                                    -----------    -----------

Total Cash Flow Provided by Financing Activities                        437,207      6,045,344

Effect of exchange rate changes on cash                                 (17,252)        (4,342)
                                                                    -----------    -----------

Increase (Decrease) in Cash and Equivalents                             282,710      1,054,123

Cash and Equivalents at Beginning of Period                             235,333        237,230
                                                                    -----------    -----------

Cash and Equivalents at End of Period                               $   518,043    $ 1,291,353
                                                                    ===========    ===========

See accompanying notes

April 30, 1999

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended April 30, 1999 are not necessarily indicative of the results that may be expected for the year ended October 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report on Form 10-KSB for the year ended October 31, 1998.


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

Earnings per share for the periods ended April 30, 1999 and 1998 was computed as follows:

CTI Industries Corporation and Subsidiary

                                            Quarter Ended April 30        Year to Date April 30
                                              1999           1998          1999           1998
                                          -----------    -----------   -----------    -----------
Basic
Average shares outstanding:
  Weighted average number of shares
    of common stock outstanding during
    the period                              3,834,421      3,832,297     3,834,576      3,765,284
                                          ===========    ===========   ===========    ===========

Net income:
  Net income (loss)                       $  (245,600)   $   237,975   $  (185,188)   $   563,235
                                          ===========    ===========   ===========    ===========

  Amount for per share computation        $  (245,600)   $   237,975   $  (185,188)   $   563,235
                                          ===========    ===========   ===========    ===========

  Per share amount                        $     (0.06)   $      0.06   $     (0.05)   $      0.15
                                          ===========    ===========   ===========    ===========


Diluted
Average shares outstanding:
  Weighted average number of shares
    of common stock outstanding during
    the period                              3,834,421      3,832,297     3,834,576      3,765,284
  Net additional shares assuming stock
    options and warrants exercised and
    proceeds used to purchase treasury
    stock                                        --          345,870          --          361,376
                                          -----------    -----------   -----------    -----------
  Weighted average number of shares and
    equivalent shares of common stock
    outstanding during the period           3,920,182      4,178,167     3,945,516      4,126,660
                                          ===========    ===========   ===========    ===========

Net income:
  Net income (loss)                       $  (245,600)   $   237,975   $  (185,188)   $   563,235
                                          ===========    ===========   ===========    ===========

  Amount for per share computation        $  (245,600)   $   237,975   $  (185,188)   $   563,235
                                          ===========    ===========   ===========    ===========

  Per share amount                        $     (0.06)   $      0.06   $     (0.05)   $      0.14
                                          ===========    ===========   ===========    ===========


Basic and diluted loss per share are the same for the quarter ended April 30, 1999 and the six months ended April 30, 1999 since the shares associated with options and warrants are not included because they are anti-dilutive.