Form 10QSB/A
period 1999-04-30
CTI INDUSTRIES CORP
filed 1999-09-20
CIK 1042187

FORM 10-QSB/A
                                 Amendment No. 1

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

Part I.           FINANCIAL INFORMATION

Item 1.           Financial Statements

         The  following  amended   consolidated   financial  statements  of  the
Registrant are attached to this Form 10-QSB/A:

                  1. Interim Balance Sheet as of April 30, 1999 and Balance Sheet as of October 31, 1998.

                  2. Interim Statements of Operations for the three and six month periods ending April 30, 1999 and April 30, 1998.

                  3. Interim Statements of Cash Flows for the sixth month periods ending April 30, 1999 and April 30, 1998.

         The amended Financial Statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of results for the periods presented.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

         During the second quarter of fiscal 1999 ended April 30, 1999, the Company had a net loss of $395,000 compared to net income for the same period in the prior year of $238,000. For the six month period ended April 30, 1999, the Company had a net loss of $335,000 compared to a net profit of $563,000 for the same period of 1998. The decline in income was the result principally of a decline in revenues from the sale of mylar balloons for the fiscal year to date compared to fiscal 1998 of approximately $1.3 million, and lowered pricing due to market pressures. Management believes the decline is the result of general industry conditions causing weakness in mylar balloon sales, including the bankruptcy reorganization of one principal party good retail chain and financial difficulties of another.

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

         Cost of Sales. For the fiscal quarter ended April 30, 1999, cost of sales increased to 74.1% of net sales as compared to 58.9% of net sales in the second fiscal quarter of 1998. The increase was a result of lower production volumes and costs incurred in a new equipment project. Cost of goods sold were 67.8% of net sales for the first six months of fiscal 1999, as compared to 59.1% for the same period of 1998.

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

         Net Income or Loss. For the fiscal quarter ended April 30, 1999, the Company had a loss of $479,000 as compared to income before taxes of $335,000 for the second fiscal quarter of 1998. The income tax benefit for the second quarter of fiscal 1999 was $84,000, resulting in a net loss of $395,000. The provision for income tax for the second quarter of fiscal 1998 was $98,000, resulting in net income of $238,000. For the six months ended April 30, 1999, the net loss was $335,000 as compared to a net profit of $563,000 for the first six months of fiscal 1998.



Financial Condition

         Liquidity and Capital Resources. Cash flow provided by operations during the six months ended April 30, 1999 was $1,494,000, which was affected by a decrease in inventory for the period of almost $1.6 million. During the first six months of 1998, cash flows used in operations was $2,437,000, mainly as a result of increased sales and resulting increases in accounts receivable and inventory.

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

         At April 30, 1999, the Company maintained a cash balance of $518,000 . The Company's current cash management strategy includes maintaining minimal cash balances and utilizing the revolving line of credit for liquidity. At October 31, 1998, the Company had cash and cash equivalents of $235,000. At April 30, 1999, the Company had working capital of $2,466,000, and at October 31, 1998, working capital was $3,313,000.

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

         Dated: September 20, 1999                   CTI INDUSTRIES CORPORATION


                                                     By: /s/ Howard W. Schwan
                                                        ------------------------
                                                           President

CTI Industries Corporation and Subsidiary
Consolidated Balance Sheet
as of April 30, 1999 and October 31, 1998


                                                                 April 30, 1999              October 31, 1998
                                                                  (Unaudited)                   (See note)
                                                                -----------------            -----------------
                            ASSETS
Current assets:
  Cash                                                                 $ 518,043                    $ 235,333
  Accounts Receivable (less allowance for doubtful
    accounts of $80,206 and $132,211 at April 30, 1999
     and October 31, 1998)                                             3,710,206                    3,276,894
  Inventories                                                          5,903,388                    7,641,381
  Deferred tax assets                                                    176,549                      176,549
  Other                                                                1,349,504                    1,089,058
                                                                -----------------            -----------------

      Total current assets                                            11,657,690                   12,419,215

Property and equipment:
  Machinery and equipment                                              7,070,309                    6,812,069
  Building                                                             3,550,963                    3,503,801
  Office furniture and equipment                                       1,562,163                    1,556,742
  Land                                                                   535,000                      535,000
  Leasehold improvements                                                 161,885                      161,885
  Fixtures and equipment at customer locations                         2,031,919                    1,907,358
  Projects under construction                                          2,687,946                    1,522,893
                                                                -----------------            -----------------
                                                                      17,600,185                   15,999,748
    Less :  accumulated depreciation                                  (8,322,608)                  (7,674,299)
                                                                -----------------            -----------------

      Total property and equipment, net                                9,277,577                    8,325,449

Other assets:
  Deferred financing costs, net                                           36,774                       44,383
  Investment in joint venture                                             78,158                       77,975
  Invesment in subsidiary                                                936,237                      879,800
  Note receivable                                                        715,422                      715,422
  Deferred tax assets                                                    391,377                      391,377
                                                                -----------------            -----------------

      Total other assets                                               2,157,968                    2,108,957
                                                                -----------------            -----------------

TOTAL ASSETS                                                        $ 23,093,235                 $ 22,853,621
                                                                =================            =================


See accompanying notes

CTI Industries Corporation and Subsidiary
Consolidated Balance Sheet
as of April 30, 1999 and October 31, 1998


                                                                 April 30, 1999              October 31, 1998
                                                                  (Unaudited)                   (See note)
                                                                -----------------            -----------------
             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                   $ 2,663,937                  $ 3,070,545
  Line of credit                                                       4,109,002                    4,178,246
  Notes payable - current portion                                        817,526                      817,569
  Accrued liabilities                                                  1,600,947                    1,039,742
                                                                -----------------            -----------------

      Total current liabiliites                                        9,191,412                    9,106,102

Long-term liabilities:
  Notes payable                                                        5,789,855                    5,280,692
  Subordinated debt                                                      865,000                      865,000
                                                                -----------------            -----------------

      Total long-term liabilities                                      6,654,855                    6,145,692

Redeemable common stock                                                  413,406                      413,406

Stockholders' equity:
  Common stock - $.065 par value, 11,000,000 shares
    authorized, 2,898,980 (April 30, 1999 and
    October 31, 1998) shares issued, and 2,733,831
    (April 30, 1999) and 2,735,831
    (October 31, 1998) shares outstanding                                188,434                      188,434
  Class B common stock - $.91 par value,
    1,100,000 shares authorized, 1,098,901 shares
    outstanding at April 30, 1999 and October 31, 1998                 1,000,000                    1,000,000
  Paid-in-capital                                                      5,554,332                    5,554,332
  Retained earnings                                                      966,195                    1,301,134
  Foreign currency translation adjustment                                  9,125                       26,377
    Less:
      Treasury stock - 165,149 shares at cost
         at April 30, 1999 and 163,149 shares
         at cost at October 31, 1998                                    (409,962)                    (407,294)
      Redeemable common stock                                           (413,406)                    (413,406)
      Stock subscription receivable                                       (4,700)                      (4,700)
      Notes receivable from stockholders                                 (56,456)                     (56,456)
                                                                -----------------            -----------------

      Total stockholders' equity                                       6,833,562                    7,188,421
                                                                -----------------            -----------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                            $ 23,093,235                 $ 22,853,621
                                                                =================            =================

Note: The balance sheet at October 31, 1998 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete statements.

See accompanying notes

CTI Industries Corporation and Subsidiary
Consolidated Statement of Operations

                                                 Quarter Ended April 30                           Year to Date April 30
                                              1999                    1998                      1999                  1998
                                          (Unaudited)             (Unaudited)               (Unaudited)            (Unaudited)
                                        -----------------       -----------------         -----------------     ------------------
Net Sales                                    $ 4,861,980             $ 5,492,346               $ 9,850,282           $ 11,331,580

Cost of Sales                                $ 3,604,402             $ 3,233,488               $ 6,681,205              6,694,577
                                        -----------------       -----------------         -----------------     ------------------

      Gross profit on sales                  $ 1,257,578             $ 2,258,858               $ 3,169,077              4,637,003

Operating expenses:
  Administrative                               $ 556,693               $ 697,324               $ 1,089,058              1,223,306
  Selling                                      $ 656,359               $ 708,165               $ 1,301,485              1,448,724
  Advertising and marketing                    $ 399,682               $ 462,452                 $ 877,579                941,148
                                        -----------------       -----------------         -----------------     ------------------

      Total operating expenses               $ 1,612,734             $ 1,867,941               $ 3,268,122              3,613,178
                                        -----------------       -----------------         -----------------     ------------------

Income (loss) from operations                 $ (355,156)              $ 390,917                 $ (99,045)             1,023,825

Other income (expense):
  Interest expense                              (214,315)             $ (191,178)                 (434,957)              (368,336)
  Interest income                                 23,007                $ 40,759                    45,425                 91,577
  Other                                           67,284                $ 94,977                    83,076                120,369
                                        -----------------       -----------------         -----------------     ------------------

      Total other expense                       (124,024)              $ (55,442)                 (306,456)              (156,390)
                                        -----------------       -----------------         -----------------     ------------------

Income (loss) before income taxes               (479,180)              $ 335,475                  (405,501)               867,435

Income tax expense                               (83,829)               $ 97,500                   (70,562)               304,200
                                        -----------------       -----------------         -----------------     ------------------

      Net income  (loss)                      $ (395,351)              $ 237,975                $ (334,939)             $ 563,235
                                        =================       =================         =================     ==================

Basic income (loss) per common and
  common equivalent shares                       $ (0.10)                 $ 0.06                   $ (0.09)                $ 0.15
                                        =================       =================         =================     ==================

Diluted income (loss) per common
  and common equivalent shares                   $ (0.10)                 $ 0.06                   $ (0.09)                $ 0.14
                                        =================       =================         =================     ==================

Weighted average number of shares and
  equivalent shares of common stock
  outstanding
    Basic                                    $ 3,834,421             $ 3,832,297                 3,834,576              3,765,284
                                        =================       =================         =================     ==================

    Diluted                                  $ 3,834,421             $ 4,178,167                 3,834,576              4,126,660
                                        =================       =================         =================     ==================


See accompanying notes

CTI Industries Corporation and Subsidiary

Consolidated Statement of Cash Flows

                                                          For the six months ended April 30
                                                          1999                         1998
                                                      (Unaudited)                  (Unaudited)
                                                    ----------------------------------------------
Cash Flow Provided by Operations:
  Net income (loss)                                       $ (334,939)                   $ 563,235
  Adjustment to net income:
    Depreciation and amortization                            655,917                      432,308
    Equity in earnings of P&TF and CTF                       (25,505)                     (50,456)
    Provision for losses on A/R & inventory                  142,459                      111,255
    Change in assets and liabilities:
      Change in accounts receivable                         (470,209)                  (1,265,610)
      Change in inventory                                  1,632,431                   (1,907,548)
      Change in other assets                                (260,444)                     241,307
      Change in accounts payable & accrued expenses          154,597                     (561,111)
                                                    -----------------            -----------------

Total Cash Flow Provided (Used) by Operations              1,494,307                   (2,436,620)

Cash Flow Provided by Investing Activities:
  Purchases of property and equipment                     (1,600,437)                  (1,198,730)
  Investment in and advances to P&TF                         (31,115)                  (1,350,000)
  Investment in joint venture                                      -                       (1,529)
                                                    -----------------            -----------------

Total Cash Flow Used by Investing Activities              (1,631,552)                  (2,550,259)

Cash Flow Provided by Financing Activities:
  Stock redemption contract payments                               -                      (30,533)
  Advances on line of credit                               9,110,000                    9,460,000
  Repayments on line of credit                            (9,179,244)                  (9,180,657)
  Proceeds from issuance of long term debt                   822,489                       10,630
  Proceeds from issuance of short term debt                        -                      850,000
  Repayment of long term debt                               (313,370)                    (383,423)
  Proceeds from issuance of common stock                           -                    5,401,883
  Purchase of treasury stock                                  (2,668)                     (18,639)
  Dividends paid                                                   -                      (63,917)
                                                    -----------------            -----------------

Total Cash Flow Provided by Financing Activities             437,207                    6,045,344

Effect of exchange rate changes on cash                      (17,252)                      (4,342)
                                                    -----------------            -----------------

Increase (Decrease) in Cash and Equivalents                  282,710                    1,054,123

Cash and Equivalents at Beginning of Period                  235,333                      237,230
                                                    -----------------            -----------------

Cash and Equivalents at End of Period                      $ 518,043                  $ 1,291,353
                                                    =================            =================

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

Earnings per share for the periods ended April 30, 1999 and 1998 was computed as follows:

CTI Industries Corporation and Subsidiary

                                             Quarter Ended April 30                    Year to Date April 30
                                           1999                 1998                 1999                 1998
                                       -----------------------------------       -----------------------------------
Basic
Average shares outstanding:
  Weighted average number of
    shares of common stock
    outstanding during the period          3,834,421            3,832,297            3,834,576            3,765,284
                                       ==============       ==============       ==============       ==============

Net income (loss):
  Net income (loss)                       $ (395,351)           $ 237,975           $ (334,939)           $ 563,235

  Amount for per share computation        $ (395,351)           $ 237,975           $ (334,939)           $ 563,235
                                       ==============       ==============       ==============       ==============

  Per share amount                           $ (0.10)              $ 0.06              $ (0.09)              $ 0.15
                                       ==============       ==============       ==============       ==============


Diluted
Average shares outstanding:
  Weighted average number of
    shares of common stock
     outstanding during the period         3,834,421            3,832,297            3,834,576            3,765,284
  Net additional shares assuming
    stock options and warrants
    exercised and proceeds used to
    purchase treasury stock                        -              345,870                    -              361,376
                                       --------------       --------------       --------------       --------------
  Weighted average number of
    shares and equivalent shares
    of common stock outstanding
    during the period                      3,834,421            4,178,167            3,834,576            4,126,660
                                       ==============       ==============       ==============       ==============

Net income (loss):
  Net income (loss)                       $ (395,351)           $ 237,975           $ (334,939)           $ 563,235

  Amount for per share computation        $ (395,351)           $ 237,975           $ (334,939)           $ 563,235
                                       ==============       ==============       ==============       ==============

  Per share amount                           $ (0.10)              $ 0.06              $ (0.09)              $ 0.14
                                       ==============       ==============       ==============       ==============


Basic and diluted loss per share are the same for the quarter ended April 30, 1999, and the six months ended April 30, 1999, since the shares associated with options and warrants are not included because they are anti-dilutive.