Form 10QSB
period 1999-07-31
CTI INDUSTRIES CORP
filed 1999-09-20
CIK 1042187

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended July 31, 1999

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:


         COMMON STOCK, $.065 par value, 2,699,831 outstanding Shares and CLASS B COMMON STOCK, $.91 par value, 1,098,901 outstanding Shares, as of July 31, 1999.

Part I.  FINANCIAL INFORMATION

Item 1.           Financial Statements

         The following consolidated financial statements of the Registrant are attached to this Form 10-QSB:

                  1. Interim Balance Sheet as of July 31, 1999 and Balance Sheet as of October 31, 1998.

                  2. Interim Statements of Operations for the three and nine month periods ending July 31, 1999 and July 31, 1998.

                  3. Interim Statements of Cash Flows for the nine month periods ending July 31, 1999 and July 31, 1998.

         The Financial Statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of results for the periods presented.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

         During the third quarter of fiscal 1999 ended July 31, 1999, the Company had a net loss of $457,000 compared to net income for the same period in the prior year of $115,000. For the nine month period ended July 31, 1999, the Company had a net loss of $792,000 compared to a net profit of $679,000 for the same period of 1998. The decline in income was the result principally of a decline in revenues from the sale of mylar balloons for the fiscal year to date compared to fiscal 1998 of approximately $2 million. Management believes the decline is the result of general industry conditions causing weakness in mylar balloon sales.

         Income of the Company was also affected by increases in depreciation expense arising from investment in machinery and equipment, and increases in interest costs arising from increased levels of borrowing.


Results of Operations

         Net Sales. For the fiscal quarter ended July 31, 1999, net sales were $3,899,000, as compared to sales of $4,382,000 for the third quarter of 1998. The decline in sales is mainly due to a decrease in metallized balloon sales of 15%. Net sales for the first nine months of fiscal 1999 were $13,750,000, as compared to sales of $15,714,000 for the same period in 1998. The decline in metallized balloon sales was the primary reason for the decrease in overall sales, however, sales of printed, laminated and specialty film products have increased 14% in the current fiscal year.

         Cost of Sales. For the fiscal quarter ended July 31, 1999, cost of sales increased to 80.9% of net sales as compared to 52.6% of net sales in the third fiscal quarter of 1998. The increase was a result of lower production volumes and costs incurred in a new equipment project. Cost of goods sold were 71.5% of net sales for the first nine months of fiscal 1999, as compared to 57.2% for the same period of 1998.

         Administrative. For the fiscal quarter ended July 31, 1999, administrative expenses were $565,000 or 14.5% of sales as compared to $654,000, or 14.9% of sales for the third fiscal quarter of 1998. For the first nine months of fiscal 1999, administrative expenses were $1,654,000 or 12.0% of sales as compared to $1,877,000, or 11.9% of sales for the same period of 1998. Lower telephone costs and legal expenses contributed to the reduction in administrative expenses.

         Selling. For the fiscal quarter ended July 31, 1999, selling expenses were $600,000 or 15.3% of sales, as compared to $635,000, or 14.5% of net sales for the third fiscal quarter of 1998. For the first nine months of fiscal 1999, selling expenses were $1,902,000 or 13.8% of sales as compared to $2,083,000, or 13.2% of net sales for the same period of 1998. The decline in selling expense dollars is primarily related to the decline in sales volume and the selling expenses directly associated with those sales.

         Advertising and Marketing. For the fiscal quarter ended July 31, 1999, advertising and marketing expenses were $331,000 or 8.5% of net sales as compared to $463,000 or 10.6% of net sales in the third fiscal quarter of 1998. For the first nine months of fiscal 1999, advertising and marketing expenses were $1,209,000 or 8.8% of sales as compared to $1,404,000, or 8.9% of net sales for the same period of 1998. The decrease in advertising and marketing expense dollars was primarily related to changes in programs for national accounts, resulting in lower servicing costs.

         Other Income or Expense. Interest expense increased to $249,000 for the quarter ended July 31, 1999, as compared to $194,000 for the third fiscal quarter of 1998. Interest expense increased to $684,000 for the nine months ended July 31, 1999, as compared to $562,000 for the same period in fiscal 1998. The increased interest expense is a result of increases in the level of both long term and short term borrowings.

         Net Income or Loss. For the fiscal quarter ended July 31, 1999, the Company had a loss before tax of $894,000 as compared to income before taxes of $162,000 for the third fiscal quarter of 1998. The provision for income tax for the third quarter of fiscal 1999 was $(436,000), resulting in a net loss of $457,000. The provision for income tax for the third quarter of fiscal 1998 was $47,000, resulting in net income of $115,000. For the nine months ended July 31, 1999, the net loss was $792,000 as compared to a net profit of $679,000 for the first nine months of fiscal 1998.

Financial Condition

         Liquidity and Capital Resources. Cash flow provided by operations during the nine months ended July 31, 1999 was $1,955,000, which was affected by a decrease in inventory for the period of $1,560,000. During the first nine months of 1998, cash flows used in operations was $2,477,000, mainly as a result of increased sales and resulting increases in accounts receivable and inventory.

         Investment Activities. During the nine months ended July 31, 1999 and July 31, 1998, the Company invested $2,052,000 and $3,358,000, respectively, in machinery and equipment, and its Mexican supplier of latex balloons.

         Financing Activities. For the nine months ended July 31, 1999, the Company generated $283,000 in financing activities, primarily as a result of proceeds from the issuance of long term and short term debt. Cash flow provided by financing activities for the nine months ended July 31, 1998 was $6,389,000 resulting primarily from the proceeds of the Company's initial public offering of its Common Stock in November 1997.

         At July 31, 1999, the Company maintained a cash balance of $404,000. The Company's current cash management strategy includes maintaining minimal cash balances and utilizing the revolving line of credit for liquidity. At October 31, 1998, the Company had cash and cash equivalents of $235,000. At July 31, 1999, the Company had working capital of $2,000,000, and at October 31, 1998, working capital was $3,313,000.

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

Part II.  OTHER INFORMATION
          -----------------


Item 1.  Legal Proceedings
         -----------------

                  Not applicable.


Item 2.  Changes in Securities
         ---------------------

                  Not applicable.


Item 3.  Defaults Upon Senior Securities
         -------------------------------

                  Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

                  Not applicable.


Item 5.  Other Information
         -----------------

                  Not applicable.


Item 6.  Exhibits and Reports on Form 8-K
         ---------------------------------
                  (a) Exhibits*
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

         Dated: September 20, 1999          CTI INDUSTRIES CORPORATION


                                            By: /s/ Howard W. Schwan
                                                -----------------------------
                                                  Howard W. Schwan, President

CTI Industries Corporation and Subsidiary
Consolidated Balance Sheet
as of July 31, 1999 and October 31, 1998

                                                                                  July 31, 1999              October 31, 1998
                                                                                   (Unaudited)                  (See note)
                                                                                 -----------------           -----------------
                                     ASSETS
Current assets:
  Cash                                                                                  $ 404,445                   $ 235,333
  Accounts Receivable (less allowance for doubtful
    accounts of $101,356 and $132,211 at July 31, 1999
     and October 31, 1998)                                                              2,938,841                   3,276,894
  Inventories                                                                           6,077,608                   7,641,381
  Deferred tax assets                                                                     176,549                     176,549
  Other                                                                                 1,567,662                   1,089,058
                                                                                 -----------------           -----------------

      Total current assets                                                             11,165,105                  12,419,215

Property and equipment:
  Machinery and equipment                                                               9,648,423                   6,812,069
  Building                                                                              3,564,125                   3,503,801
  Office furniture and equipment                                                        1,578,030                   1,556,742
  Land                                                                                    535,000                     535,000
  Leasehold improvements                                                                  161,885                     161,885
  Fixtures and equipment at customer locations                                          2,031,919                   1,907,358
  Projects under construction                                                             465,534                   1,522,893
                                                                                 -----------------           -----------------
                                                                                       17,984,916                  15,999,748
    Less :  accumulated depreciation                                                   (8,700,175)                 (7,674,299)
                                                                                 -----------------           -----------------

      Total property and equipment, net                                                 9,284,741                   8,325,449

Other assets:
  Deferred financing costs, net                                                            32,970                      44,383
  Investment in joint venture                                                                   -                      77,975
  Invesment in subsidiary                                                                 920,162                     879,800
  Note receivable                                                                         715,422                     715,422
  Deferred tax assets                                                                     391,377                     391,377
  Non-current assets                                                                      102,895                           -
                                                                                 -----------------           -----------------

      Total other assets                                                                2,162,826                   2,108,957
                                                                                 -----------------           -----------------

TOTAL ASSETS                                                                         $ 22,612,672                $ 22,853,621
                                                                                 =================           =================

See accompanying notes

CTI Industries Corporation and Subsidiary
Consolidated Balance Sheet
as of July 31, 1999 and October 31, 1998


                                                                                  July 31, 1999              October 31, 1998
                                                                                   (Unaudited)                  (See note)
                                                                                 -----------------           -----------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                    $ 3,147,612                 $ 3,070,545
  Line of credit                                                                        3,361,390                   4,178,246
  Notes payable - current portion                                                       1,426,360                     817,569
  Accrued liabilities                                                                   1,229,729                   1,039,742
                                                                                 -----------------           -----------------

      Total current liabiliites                                                         9,165,091                   9,106,102

Long-term liabilities:
  Non-current liabilities                                                                  17,398                           -
  Notes payable                                                                         5,811,583                   5,280,692
  Subordinated debt                                                                       865,000                     865,000
                                                                                 -----------------           -----------------

      Total long-term liabilities                                                       6,693,981                   6,145,692

Redeemable common stock                                                                   413,406                     413,406

Stockholders' equity:
  Common stock - $.065 par value, 11,000,000 shares authorized,
    2,898,980 (July 31, 1999 and October 31, 1998) shares issued, and 2,699,831 (July 31, 1999) and 2,735,831
    (October 31, 1998) shares outstanding                                                 188,434                     188,434
  Class B common stock - $.91 par value,
    1,100,000 shares authorized, 1,098,901 shares
    outstanding at July 31, 1999 and October 31, 1998                                   1,000,000                   1,000,000
  Paid-in-capital                                                                       5,554,332                   5,554,332
  Retained earnings                                                                       508,814                   1,301,134
  Foreign currency translation adjustment                                                  10,163                      26,377
    Less:
      Treasury stock - 199,149 shares at cost at July 31, 1999
         and 163,149 shares at cost at October 31, 1998                                  (446,987)                   (407,294)
      Redeemable common stock                                                            (413,406)                   (413,406)
      Stock subscription receivable                                                        (4,700)                     (4,700)
      Notes receivable from stockholders                                                  (56,456)                    (56,456)
                                                                                 -----------------           -----------------

      Total stockholders' equity                                                        6,340,194                   7,188,421
                                                                                 -----------------           -----------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                             $ 22,612,672                $ 22,853,621
                                                                                 =================           =================


Note: The balance sheet at October 31, 1998 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete statements.

See accompanying notes

CTI Industries Corporation and Subsidiary
Consolidated Statement of Operations

                                                      Quarter Ended July 31                    Year to Date July 31
                                                    1999                1998                 1999               1998
                                                 (Unaudited)         (Unaudited)         (Unaudited)        (Unaudited)
                                               ----------------    ----------------     ---------------   -----------------
Net Sales                                          $ 3,899,451         $ 4,382,322         $13,749,733        $ 15,713,903

Cost of Sales                                        3,155,029           2,306,868           9,836,235           9,001,445
                                               ----------------    ----------------     ---------------   -----------------

      Gross profit on sales                            744,422           2,075,454           3,913,498           6,712,458

Operating expenses:
  Administrative                                       565,367             654,174           1,654,426           1,877,480
  Selling                                              600,065             634,743           1,901,549           2,083,467
  Advertising and marketing                            331,288             462,716           1,208,867           1,403,864
                                               ----------------    ----------------     ---------------   -----------------

      Total operating expenses                       1,496,720           1,751,633           4,764,842           5,364,811
                                               ----------------    ----------------     ---------------   -----------------

Income (loss) from operations                         (752,298)            323,821            (851,344)          1,347,647

Other income (expense):
  Interest expense                                    (248,603)           (193,561)           (683,560)           (561,897)
  Interest income                                       20,752              32,924              66,177             124,501
  Other                                                 86,472                (952)            169,548             119,417
                                               ----------------    ----------------     ---------------   -----------------

      Total other expense                             (141,379)           (161,589)           (447,835)           (317,979)
                                               ----------------    ----------------     ---------------   -----------------

Income (loss) before income taxes                     (893,677)            162,232          (1,299,179)          1,029,668

Income tax expense                                    (436,298)             46,800            (506,860)            351,000
                                               ----------------    ----------------     ---------------   -----------------

      Net income  (loss)                            $ (457,379)          $ 115,432          $ (792,319)          $ 678,668
                                               ================    ================     ===============   =================

Basic income (loss) per common and
  common equivalent shares                             $ (0.12)             $ 0.03             $ (0.21)             $ 0.18
                                               ================    ================     ===============   =================

Diluted income (loss) per common
  and common equivalent shares                         $ (0.12)             $ 0.03             $ (0.21)             $ 0.16
                                               ================    ================     ===============   =================

Weighted average number of shares and
  equivalent shares of common stock
  outstanding
    Basic                                            3,820,843           3,825,954           3,829,999           3,785,523
                                               ================    ================     ===============   =================

    Diluted                                          3,820,843           4,110,965           3,829,999           4,124,527
                                               ================    ================     ===============   =================

See accompanying notes

CTI Industries Corporation and Subsidiary

Consolidated Statement of Cash Flows

                                                                   For the nine months ended July 31
                                                                      1999                   1998
                                                                  (Unaudited)            (Unaudited)
                                                                ----------------------------------------
Cash Flow Provided by Operations:
  Net income (loss)                                                   $ (792,319)             $ 678,669
  Adjustment to net income:
    Depreciation and amortization                                      1,029,620                688,790
    Equity in earnings of P&TF and CTF                                     4,970                  6,188
    Provision for losses on A/R & inventory                              205,589                207,500
    Change in assets and liabilities:
      Change in accounts receivable                                      286,855                (81,610)
      Change in inventory                                              1,560,887             (3,846,766)
      Change in other assets                                            (402,309)               166,978
      Change in accounts payable & accrued expenses                       61,251               (296,620)
                                                                -----------------      -----------------

Total Cash Flow Provided (Used) by Operations                          1,954,544             (2,476,871)

Cash Flow Provided by Investing Activities:
  Purchases of property and equipment                                 (1,932,811)            (1,999,220)
  Investment in and advances to P&TF                                     (45,515)            (1,350,000)
  Investment in joint venture                                                  -                 (8,747)
  Acquisition of CTF International                                       (74,024)                     -
                                                                -----------------      -----------------

Total Cash Flow Used by Investing Activities                          (2,052,350)            (3,357,967)

Cash Flow Provided by Financing Activities:
  Stock redemption contract payments                                           -                (30,533)
  Advances on line of credit                                          13,090,000             14,380,000
  Repayments on line of credit                                       (13,906,856)           (14,213,846)
  Proceeds from issuance of long term debt                             1,187,281              2,344,959
  Proceeds from issuance of short term debt                              570,000                850,000
  Repayment of long term debt                                           (617,600)            (1,413,866)
  Repayment of short term debt                                                 -               (850,000)
  Proceeds from issuance of common stock                                       -              5,401,883
  Proceeds from warrants exercised                                             -                 17,650
  Purchase of treasury stock                                             (39,693)               (33,349)
  Dividends paid                                                               -                (63,917)
                                                                -----------------      -----------------

Total Cash Flow Provided by Financing Activities                         283,132              6,388,981

Effect of exchange rate changes on cash                                  (16,214)               (27,041)
                                                                -----------------      -----------------

Increase (Decrease) in Cash and Equivalents                              169,112                527,102

Cash and Equivalents at Beginning of Period                              235,333                237,230
                                                                -----------------      -----------------

Cash and Equivalents at End of Period                                  $ 404,445              $ 764,332
                                                                =================      =================

See accompanying notes

July 31, 1999

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended July 31, 1999 are not necessarily indicative of the results that may be expected for the year ended October 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report on Form 10-KSB for the year ended October 31, 1998.


Note 2 - Acquisition

In July 1999, the Company acquired the remaining 50% of CTF International for $74,024. The effect on revenues, income before income taxes, net income and earnings per share for the period ended July 31, 1999 was insignificant.


Note 3 - Earnings Per Share

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

Earnings per share for the periods ended July 31, 1999 and 1998 was computed as follows:

CTI Industries Corporation and Subsidiary

                                                          Quarter Ended July 31                  Year to Date July 31
                                                         1999              1998                 1999              1998
                                                     --------------------------------       --------------------------------
Basic
Average shares outstanding:
  Weighted average number of shares of
    common stock outstanding during the
    period                                               3,820,843         3,825,954            3,829,999         3,785,523
                                                     ==============    ==============       ==============   ===============

Net income (loss):
  Net income (loss)                                     $ (457,379)        $ 115,432           $ (792,319)        $ 678,669

  Amount for per share computation                      $ (457,379)        $ 115,432           $ (792,319)        $ 678,669
                                                     ==============    ==============       ==============   ===============

  Per share amount                                         $ (0.12)           $ 0.03              $ (0.21)           $ 0.18
                                                     ==============    ==============       ==============   ===============


Diluted
Average shares outstanding:
  Weighted average number of shares of
    common stock outstanding during the
    period                                               3,820,843         3,825,954            3,829,999         3,785,523
  Net additional shares assuming stock
    options and warrants exercised and
    proceeds used to purchase treasury
    stock                                                        -           285,011                    -           339,004
                                                     --------------    --------------       --------------   ---------------
  Weighted average number of shares and
    equivalent shares of common stock
    outstanding during the period                        3,820,843         4,110,965            3,829,999         4,124,527
                                                     ==============    ==============       ==============   ===============

Net income (loss):
  Net income (loss)                                     $ (457,379)        $ 115,432           $ (792,319)        $ 678,669

  Amount for per share computation                      $ (457,379)        $ 115,432           $ (792,319)        $ 678,669
                                                     ==============    ==============       ==============   ===============

  Per share amount                                         $ (0.12)           $ 0.03              $ (0.21)           $ 0.16
                                                     ==============    ==============       ==============   ===============


Basic and diluted loss per share are the same for the quarter ended July 31, 1999, and the nine months ended July 31, 1999, since the shares associated with options and warrants are not included because they are anti-dilutive.