Form 10KSB
period 1999-10-31
CTI INDUSTRIES CORP
filed 2000-02-14
CIK 1042187

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
                            ANNUAL REPORT PURSUANT TO
                      SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended October 31, 1999

Commission File Number
      000-23115

                           CTI INDUSTRIES CORPORATION
             (Exact name of Registrant as specified in its charter)


               Delaware                                    36-2848943
               --------                                    ----------
     (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                   Identification Number)


            22160 North Pepper Road
              Barrington, Illinois                               60010
        ----------------------------------                       -----
      (Address of principal executive offices)                 (Zip Code)

                                 (847) 382-1000
                                 --------------
               Registrant's telephone number, including area code

Securities registered pursuant to Sections 12(b) and 12(g) of the Act:

                                                    Name of each exchange
         Title of Class                               on which registered:
         --------------                            -----------------------

         Common Stock, .195 par value              NASDAQ SmallCap Market


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

         The Registrant's revenues for the fiscal year ended October 31, 1999, were $18,606,000

         Based upon the closing price of $1.750 per share of Registrant's Common Stock as reported on NASDAQ SmallCap Market at January 20, 2000, the aggregate market value of the voting stock held by non-affiliates of the Registrant was then approximately $1,406,496. (Determination of stock ownership by non-affiliates was made solely for the purpose of responding to the requirements of the Form and the Registrant is not bound by this determination for any other purpose).

         The number of shares of the Registrant's Common Stock outstanding as of January 20, 2000 was 878,610 (excluding treasury shares) and the number of shares of Class B Common Stock outstanding as of that date was 366,300.


         Transitional Small Business Disclosure Format (check one):
                  |_| Yes     |X| No

PART I

Item No. 1        Description of Business
----------        -----------------------

Background.
----------

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

         In March and May of 1996, a group of investors made an equity investment of $1,000,000 in the Company in return for 366,300 shares of Preferred Stock, $.91 par value. Each share of Preferred Stock was entitled to an annual cumulative dividend of 13% of the purchase price, and was convertible into one share of Common Stock. The shares of Preferred Stock, voting separately as a class, were entitled to elect four of the Company's directors. Members of such investment group included Howard W. Schwan, John H. Schwan and Stephen M. Merrick, current members of management.

         In July, 1997, the Company effected a recapitalization (the "Recapitalization") without a formal reorganization. As part of the Recapitalization, the Board of Directors approved the creation of Class B Common Stock, approved a 1 for 2.6 reverse stock split on both the Common Stock and Preferred Stock, and negotiated a conversion of all then outstanding shares of the Company's Convertible Preferred Stock into an aggregate of 366,300 shares of Class B Common Stock. The conversion was effective upon the closing of an initial public offering of 575,000 shares of the Company's Common Stock on November 5, 1997. The shares of Class B Common Stock contain rights identical to shares of Common Stock, except that shares of Class B Common Stock, voting separately as a class, have the right to elect four of the Company's seven directors. Shares of Common Stock and Class B Common Stock, voting together as a class, vote on all other matters, including the election of the remaining directors. The recapitalization, initial public offering and related transactions were approved by written consent of the shareholders.

         On October 15, 1999, the Company's Board of Directors approved a 1 for 3 reverse split of the Company's Common Stock and Class B Common Stock. The 1 for 3 reverse stock split became effective at the close of business on November 4, 1999, upon the approval and consent of a majority of Common and Class B Common Stockholders voting together as a single class. As a result of the reverse stock split, every three shares of the Company's Common Stock were reclassified and changed into one share of the Company's Common Stock with a new par value of $.195 per share, and every three shares of the Company's Class B Common Stock were reclassified and changed into one share of the Company's Class B Common Stock, with a new par value of $2.73 per share. Except as otherwise indicated, share figures in this document have been restated to reflect the stock splits described above.

Business Overview
-----------------

         The Company manufactures, markets and sells metalized ("mylar") balloons, latex balloons and latex toy products and produces laminated and specialty films for food packaging and other commercial uses. The Company's mylar and latex balloon products are sold throughout the United States and in 30 foreign countries through a wide variety of retail outlets including grocery, general merchandise and drugstore chains, grocery chains, card and gift shops, and party goods stores, as well as through florists and balloon decorators.

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

         The Company is a fully integrated designer and manufacturer of its mylar balloon product line. The Company recently became the owner of a majority interest of a Mexican manufacturer of latex balloons. The Company thus has a competitive source of supply of quality latex balloon products which it markets with its mylar balloon line. The Company has also recently become the owner of all of the outstanding shares of capital stock in another Mexican corporation engaged in the packaging of balloon products and the printing of latex balloons.

The Industry
------------

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

Products
--------

         Mylar Balloons. The mylar balloon is actually composed of a base nylon material which is coated on one side with a metal deposit and on the other with polyethylene. Typically, the balloon film is printed with graphic designs and messages.

         The Company manufactures over 450 balloon designs, in different shapes and sizes, including the following:

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

         o        Smackers(R)are helium filled red lip-shaped balloons.

         o You Name It(R) are balloons to which lettering can be attached for a personalized message.

         In addition to size and shape, a principal element of the Company's mylar balloon products is the printed design or message contained on the balloon. These designs include figures and licensed characters many of which are well-known licensed characters. The Company maintains licenses for Peanuts(R), Garfield(R), Precious Moments(R), Hallmark, Elephantz(R), Paddington(R), Postman Pat(R), Betty Boop(R), and several others. See "Patent, Trademarks and Copyrights" below.

         Latex Balloons. The Company sells a high end line of latex balloons under the product line name Hi-Tex(R) and a standard line of latex balloons marketed under the name Partyloons(R). The Company also manufactures toy balloon products including punch balls and water bombs.

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

Marketing, Sales and Distribution
---------------------------------

         The Company markets and sells its mylar balloon, latex balloon and related novelty products throughout the United States and in over 30 foreign countries. The Company maintains a marketing, sales staff and support staff of 12 individuals and a customer service department of 8 individuals. European sales are conducted by CTI Balloons, the Company's subsidiary located in Rugby, England. Sales in other foreign countries are made generally to distributors in those countries and are managed at the Company's principal offices.

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

         The Company also sells balloons and related products to certain national chain stores including grocery, general merchandise and drug store chains and party goods stores. The Company's largest chain store customer is Eckerd Drug Stores. During the 1999 fiscal year, Eckerd Drug Stores accounted for approximately 16.2% of the Company's total sales revenues. The Company also sells its balloons to individual retail outlets generally through coordinated efforts with its distributors.

         The Company has established independent sales representatives for the sale of its toy/novelty line which include the standard quality latex balloon, punch balls and water bombs. These products constitute a separate product class requiring a different distribution network.

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

         The Company markets its custom film products, including its "dunnage" bags (inflatable film products) directly. During the 1999 fiscal year, a single customer of the Company's custom film product business accounted for approximately 14.3% of the Company's total sales revenues.

Manufacturing
-------------

         Production and Operations. At the Barrington, Illinois headquarters, the Company owns and operates a modern facility which includes machines of its own design and construction which fabricate mylar balloons and packaging bags. These production systems include a patented system for the production and insertion of valves in balloons. These machines have the capacity to manufacture approximately 55 million 18" balloons annually.

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

         The Barrington facility also includes a computerized customer service department which receives and fulfills over 56,500 orders annually.

         CTI Mexico. The Company's latex balloons are manufactured for it by CTI Mexico S.A. de C.V. ("CTI Mexico"), formerly known as Pulidos et Terminados Finos S.A. de C.V., a Guadalajara, Mexico company engaged principally in the manufacture of latex balloons. In 1995, the Company entered into an agreement with CTI Mexico under which (i) the Company sold to CTI Mexico all of its latex balloon manufacturing equipment (for the manufacture of decorator balloons) and
(ii) CTI Mexico agreed for a period of 10 years to supply balloons exclusively to the Company for the United States and Canada manufactured on such equipment and (iii) for such 10 year period, CTI Mexico agreed to supply to the Company, exclusively in the United States except as to two other companies, all balloons manufactured by CTI Mexico. Commencing in 1996, CTI Mexico began manufacturing the Company's high-end line of latex balloons exclusively for the Company for the United States and also a standard line of latex balloons which the Company distributes throughout the United States and in various foreign countries under the product line name Partyloons(R).

         On January 26, 1998, the Company and CTI Mexico entered into an agreement whereby, (i) the Company subscribed for 45% of the outstanding capital stock of CTI Mexico for $800,000, (ii) the Company loaned to CTI Mexico $850,000, which loan was collateralized by certain latex balloon manufacturing equipment and (iii) the 1995 equipment purchase agreement between the parties was cancelled with respect to two pieces of latex balloon manufacturing equipment, which equipment was owned by CTI and leased to CTI Mexico. The purchase of the capital stock was consummated on February 1, 1998, and the purchase price for the capital stock was paid by (i) applying $400,000 of advances made to CTI Mexico prior to closing and (ii) a cash payment for the balance. The $400,000 debt owing to the Company from the 1995 acquisition was extinguished as a result of the cancellation of the sale of the two pieces of equipment to CTI Mexico.

         In November, 1999, the Company acquired additional shares of capital stock of CTI Mexico and now owns approximately 72% of CTI Mexico's outstanding capital stock. The transaction was concluded through an agreement with a principal shareholder of CTI Mexico and by approval of the requisite number of CTI Mexico shareholders at a shareholders' meeting held on November 12, 1999. In the transaction, the Company allowed CTI Mexico to capitalize certain of CTI Mexico's outstanding indebtedness to the Company, amounting to approximately $975,000, together with certain equipment with a total value of approximately $745,000, both in exchange for capital stock of CTI Mexico. In addition, the Company agreed to purchase additional shares of stock from some CTI Mexico shareholders, and has the right to acquire substantially all of the remaining outstanding stock of CTI Mexico from another shareholder. At the shareholders' meeting, the company's name was changed to CTI Mexico S.A. de C.V.

         Through CTI Mexico, the Company maintains two manufacturing facilities in Guadalajara, Mexico totaling approximately 60,000 square feet of manufacturing, office and warehouse space and operates seven latex balloon machines.

         CTF International. In September, 1996, the Company and CTI Mexico entered into a joint venture agreement to organize and operate CTF
International, a Mexican corporation ("CTF"). The joint venture was initially owned in equal measure by the Company and CTI Mexico. CTF leases a facility of 15,000 square feet in Guadalajara, Mexico. CTF engages in the packaging of balloons for the Company and CTI Mexico and in the printing of latex balloons. In July, 1999, the Company purchased CTI Mexico's stock in CTF for $40,000 in cash, and the assignment to CTI Mexico of three of the Company's manual latex silk screening machines.

Competition
-----------

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

Patents, Trademarks and Copyrights
----------------------------------

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

Research and Development
------------------------

         The Company maintains a product development and research department of six individuals for the development or identification of new balloons and related products, product components and sources of supply. Research and development includes (i) creative product development, (ii) creative marketing, and (iii) engineering development. During fiscal years 1998 and 1999, the Company estimates that the total amount spent on research and development activities was approximately $252,000 and $257,000, respectively.

Employees
---------

         As of October 31, 1999, the Company had 147 full-time employees in the United States, of whom 11 are executive or supervisory, 17 are in sales, 112 are in manufacturing and 7 are clerical. As of that same date, the Company had 12 full time employees in England, of whom 2 are executive or supervisory, 3 are in sales, 6 are in warehousing and 1 is clerical. In Mexico as of October 31, 1999, the Company had 50 full-time employees, of whom 2 are executive or supervisory, 1 is in sales, 45 are in manufacturing and 2 are clerical. The Company is not a party to any collective bargaining agreement, has not experienced any work stoppages and believes that its relationship with its employees is satisfactory.

Regulatory Matters
------------------

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

Item No. 2        Description of Property
----------        -----------------------

         The Company owns its principal plant and offices located in Barrington, Illinois, approximately 45 miles northwest of Chicago, Illinois. The facility includes approximately 75,000 square feet of office, manufacturing and warehouse space.

         In August, 1998, the Company purchased a building that is adjacent to its principal plant and offices. This facility includes approximately 29,000 square feet of combined office and warehouse space. The Company is presently leasing approximately 11,000 square feet of this office and warehouse space to a tenant for $7,350 in monthly rent under a lease that expires in May of 2000.

         The Company also leases 15,000 square feet of office and warehouse space in Rugby, England at an annual lease cost of $51,700, expiring 2013. This facility is utilized for product packaging operations and to manage and service the Company's operations in England and Europe.

Item No. 3        Legal Proceedings
----------        -----------------

Not Applicable.


Item No. 4        Submission of Matters to a Vote of Security Holders
----------        ---------------------------------------------------

         On October 25, 1999, the Company solicited the written consent of its Common and Class B Common stockholders with respect to the approval of a one-for-three reverse split of the Company's $.065 Common and $.91 par value Class B Common Stock, whereby every three shares of the Company's Common stock would be reclassified and changed into one share of the Company's Common Stock with a new par value of $.195 per share, and every three shares of the Company's Class B Common Stock would be reclassified and changed into one share of the Company's Class B Common Stock, with a new par value of $2.73 per share. The written consents of the Common and Class B Common shareholders of record as of the close of business on October 20, 1999, were solicited in lieu of a special meeting pursuant to Section 228 of Delaware General Corporation Law. The requisite notice of solicitation and definitive proxy materials were mailed to said stockholders and filed with the Securities Exchange Commission on October 25, 1999.

         On October 20, 1999, there were 2,635,831 shares of the Company's Common Stock, and 1,098,901 shares of the Company's Class B Common Stock issued and outstanding. A total of 2,445,729 shares of Common stock were voted; of these 2,409,739 shares of Common Stock were voted in favor of the proposed 1-for-3 reverse stock split, while 33,790 shares were voted against the proposed 1-for-3 reverse stock split. 2,200 of the 2,445,729 shares of voted Common Stock were abstentions. A total of 989,011 shares of Class B Common Stock were voted, all in favor of the proposed 1 for 3 reverse stock split. Thus, of the 3,734,732 combined shares of Common and Class B Common Stock eligible to vote with respect to the proposed reverse stock split, 3,434,740 total shares were voted, and of these shares, 3,398,750 (or approximately 91% of the shares eligible to vote) voted in favor of the proposed 1-for-3 reverse stock split, 33,790 (or less than 1% of the shares eligible to vote) voted against the proposed 1 for 3 reverse stock split, and there were 2,200 abstentions.

         The reverse stock split became effective at the close of business on November 4, 1999.

PART II

Item No.5  Market for Registrant's Common Equity and Related Stockholder Matters
---------  ---------------------------------------------------------------------

         Market Information. The Company's Common Stock was admitted to trading on the NASDAQ SmallCap Market under the symbol CTIB on November 5, 1997. Prior to that time, there was no established public trading market for the Company's Common Stock. As a result, there is no available trading information for the period from November 1, 1997 to November 4, 1997. There is no public market for the Company's Class B Common Stock, which is convertible into Common Stock on a share per share basis.

         The high and low sales prices for the last eight fiscal quarters (retroactively adjusted to reflect post-reverse split share values), according to the NASDAQ Stock Market's Stock Price History Report, were:

                                                          High          Low
                                                          ----          ---

         November 5, 1997 to January 31, 1998            20.156       15.000
         February 1, 1998 to April 30, 1998              18.469       12.750
         May 1, 1998 to July 31, 1998                    16.875       11.250
         August 1, 1998 to October 31, 1998              12.750        6.563
         November 1, 1998 to January 31, 1999             9.000        5.250
         February 1, 1999 to April 30, 1999               6.750        2.625
         May 1, 1999 to July 31, 1999                     3.750        2.156
         August 1, 1999 to October 31, 1999               3.375        1.219


         As of January 20, 2000, there were approximately 46 holders of record of the Company's Common Stock and two holders of record of Class B Common Stock.

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

         Recent Sales of Unregistered Securities. In March and May of 1996, a group of investors made an equity investment of $1,000,000 in the Company in return for 1,098,901 shares of Preferred Stock, $.91 par value. CTI Investors, L.L.C., an Illinois limited liability company, invested $900,000 in the shares of Preferred Stock. Members of CTI Investors, L.L.C. include Howard W. Schwan, John H. Schwan and Stephen M. Merrick, members of management, and one other accredited investor. One other accredited investor invested the remaining $100,000. The sale was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act") as a transaction not involving a public offering as sales were made to a small number of accredited investors, including members of management, who were sophisticated and had access to information about the Company. The shares of Preferred Stock were subsequently converted into 1,098,901 shares of Class B Common Stock. These shares of Class B Common Stock were reverse-split on a 1-for-3 basis along with the Company's Common Stock on November 4, 1999, resulting in a total of 366,300 shares of Class B Common Stock being presently outstanding.

         In December, 1996, Howard W. Schwan, John H. Schwan and Stephen M. Merrick, members of management, were each issued warrants to purchase up to 25,641 shares of the Company's Common Stock at an exercise price of $2.73 per share in consideration of their facilitating and guaranteeing a bank loan to the Company in the amount of $6.3 million. The issuance was exempt from registration under Section 4(2) of the Securities Act as a transaction not involving a public offering as all participants were members of management who were sophisticated and had access to information about the Company.

         In July, 1998, John H. Schwan and Stephen M. Merrick exercised a total of 6,465 of their warrants to purchase shares of the Company's Common Stock at an exercise price of $2.73 per share (5,000 and 1,465 warrants, respectively).

         In June, 1997, the Company issued in a private placement notes in the principal amount of $865,000, together with warrants to purchase up to 92,415 shares of the Company's Common Stock at an exercise price of $9.36 per share. Howard W. Schwan, John H. Schwan, Stephen M. Merrick and John C. Davis, members of management, purchased $50,000, $350,000, $315,000 and $150,000, respectively, of the notes and warrants. The offering was exempt from registration under
Section 4(2) of the Securities Act as a transaction not involving a public offering as all participants were members of management who were sophisticated and had access to information about the Company.

         In June, 1999, Mr. Davis' June, 1997, $150,000 note was cancelled and reissued in the same principal amount with a new maturity date of February 28, 2001. Mr. Davis' June, 1997, warrant to purchase up to 16,026 shares of the Company's Common Stock at an exercise price of $9.36 per share was cancelled in September, 1999, and a new warrant to purchase up to 16,026 shares of the Company's Common Stock at an exercise price of $1.688 per share, with an expiration date of June 30, 2003, was issued in its place.

         In June, 1999, the June, 1997, $50,000,  $350,000 and $315,000 notes of
Messrs. H. Schwan, J. Schwan and Merrick, respectively, came due. On November 9, 1999, new notes in the same principal amounts were issued to Messrs. H. Schwan,
J. Schwan and Merrick, in payment and replacement of the prior notes with maturity dates for each of November 9, 2001. In November, 1999, the June, 1997 warrants of Messrs. H. Schwan, J. Schwan and Merrick to purchase up to (respectively) 5,342, 37,393 and 33,653 shares of the Company's Common Stock at an exercise price of $9.36 per share were cancelled. At that time, new warrants to purchase up to 29,621, 207,346 and 186,612 shares of the Company's Common Stock at an exercise price of $1.688 per share were issued to Messrs. H. Schwan,
J. Schwan and Merrick, respectively. These warrants expire on November 9, 2004.

         The new 1999 notes and new warrants issued to Messrs. Davis, H. Schwan,
J. Schwan and Merrick were issued in a private offering which was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as a transaction not involving a public offering as all participants were sophisticated investors who had access to information about the Company.

Item No. 6       Management's Discussion and Analysis of Financial Condition and
                 Results of Operations

General

         The following table sets forth selected financial data of the Company for the three years ended October 31, 1999, 1998 and 1997 (in thousands, except per share data):

                                                                  Year Ended October 31,
                                                          -----------------------------------
                                                              1997         1998         1999
Consolidated Stmt. of Operations Data:
Net sales.......................................           $ 16,431     $ 19,953     $ 18,606
Cost of sales...................................             10,265       12,707       13,670
                                                           --------     --------     --------
Gross profit....................................              6,166        7,246        4,936
Operating Expenses:
 General and administrative.....................              1,864        2,353        2,350
 Selling........................................              2,375        2,587        2,448
 Advertising and marketing......................                983        1,805        1,504
                                                           --------     --------     --------
Total operating expenses........................              5,222        6,745        6,302
                                                           --------     --------     --------
Operating income (loss).........................                944          501       (1,366)
                                                           --------     --------     --------
Other income (expense)..........................               (354)        (319)        (796)
                                                           --------     --------     --------
Income (loss) before income taxes...............                590          182       (2,162)
Income tax benefit (expense)....................                550          (60)         380
                                                           --------     --------     --------
Net income (loss)...............................              1,140          122       (1,782)
Dividends applicable to Convertible
 Preferred Stock................................                (98)         ---          ---
                                                           --------     --------     --------
Net income (loss) applicable to
 common shares..................................           $  1,042     $    122     $ (1,782)
                                                           ========     ========     ========

Net income (loss) per share
 Basic   .......................................           $   3.13     $   0.10     $  (1.40)
                                                           ========     ========     ========
 Diluted........................................           $   1.54     $   0.09     $  (1.40)
                                                           ========     ========     ========

Weighted average number of common and
common equivalent shares outstanding
  Basic  .......................................            333,208    1,266,003    1,269,984
                                                          =========    =========    =========
  Diluted.......................................            741,778    1,373,789    1,269,984
                                                          =========    =========    =========

Results of Operations
---------------------

         Net Sales. For the fiscal year ended October 31, 1999, net sales decreased to $18,606,000 from $19,953,000 for fiscal 1998, a decrease of approximately 7%. The decline in net sales is the net result of a decline in the sales of metallized and latex balloons, partially offset by an increase in laminated and printed film sales. For fiscal 1999, international sales were $2,436,000 or 13.1 % of sales, as compared to $2,498,000, or 12.5% of net sales for fiscal 1998.

         During fiscal 1999, mylar balloons represented 67% of sales, latex balloons 12 % of sales and laminated and printed films 21% of sales. For fiscal 1998, mylar balloons represented 71% of sales, latex balloons 12% of sales, and laminated and printed films 17% of sales. The Company anticipates that the percentage of sales represented by latex balloons and laminated and printed films will again increase during fiscal 2000. For fiscal 1999, the profit margins on mylar balloons, latex balloons, and laminated and printed materials were 33%, 18%, and 23%, respectively.

         Cost of Sales. For fiscal 1999, cost of sales increased to 73.5% of net sales as compared to 63.9% of net sales in fiscal 1998. The increase was the result of a number of items including decreased units of production absorbing more overhead per unit, and costs associated with the installation and start-up of new extruding equipment.

         Administrative.   For  fiscal  1999,   administrative   expenses   were
$2,350,000 or 12.6% of net sales, as compared to $2,353,000 or 11.8% of net sales for fiscal 1998. The dollar level of administrative expenses remained constant from 1998 to 1999 due to most administrative costs being fixed rather than variable based on sales.

         Selling. For fiscal 1999, selling expenses were $2,448,000 or 13.2% of net sales, as compared to $2,587,000 or 13.0% of net sales for fiscal 1998. The slight decline in selling expenses is related to the decrease in sales in the mylar balloon product line and the variable expenses associated with those sales.

         Advertising and Marketing. For fiscal 1999, advertising and marketing expenses were $1,504,000 or 8.1% of net sales, as compared to $1,806,000 or 9.1% of sales for fiscal 1998. The decrease in these expenses came from several items, mainly reduced servicing costs on certain national account programs, and reduced expenditures related to trade show attendance.

         Other Income and Expense. The Company had lease and rental income in fiscal 1999 of $131,000 as compared to $86,000 of lease income in fiscal 1998. The increase resulted from a full year's ownership of a new facility where a portion of the building is leased out. Interest income for fiscal 1999 was $92,000, compared to $161,000 in fiscal 1998. The decrease was due to a smaller amount of funds held for investment purposes. For fiscal 1999, interest expense was $942,000, as compared to $765,000 for fiscal 1998. The increase in interest expense is the result of interest paid on the new extruding equipment, and a higher outstanding balance on the revolving line of credit.

         Net Income or Loss. For fiscal 1999, the Company had a net loss before income taxes of $2,162,000, as compared to net income before income taxes of $182,000 in fiscal 1998. The net loss for fiscal 1999 was $1,782,000 as compared to net income of $122,000 for fiscal 1998. Included in the net loss is tax benefit of $380,000, which reflects the net result of establishing a tax valuation allowance of $400,000.

         Contracts with foreign suppliers are stated in U.S. dollars and the Company is not subject to currency rate fluctuations on these transactions. The effect of currency rate fluctuations on intercompany transactions with the Company's England subsidiary and Mexico subsidiary has been immaterial. As a result, the Company has determined not to provide any hedge against currency rate fluctuations.

Liquidity and Capital Resources
-------------------------------

         Cash flow provided by operations for the year ended October 31, 1999 was $2,192,000. This resulted primarily from a decrease in inventory of $2,199,000, and non-cash depreciation and amortization expenses of $1,382,000. During fiscal 1998, the Company's cash flow used by operations was $2,384,000, a result of increased accounts receivable and inventory of $3,170,000.

         During fiscal 1999, the Company invested $2,053,000 in machinery and equipment. The Company also completed the acquisition on CTF International, and now owns 100% of the subsidiary. During fiscal 1998, the Company invested $5,254,000 in machinery and equipment, a new facility, and merchandise displays at customer locations. The Company also invested in and made advances of $1,419,000 to its Mexican supplier of latex balloons.

         Cash flow provided by financing activities for the year ended October 31, 1999 was $94,000. This resulted from the issuance of long-term and short-term debt. During fiscal 1998, the Company generated $9,082,000 from financing activities, primarily from the sale of 575,000 shares of its Common Stock at $12.00 per share in an initial public offering, and the proceeds of long-term debt. The net proceeds from the offering to the Company were approximately $5,500,000.

         In September 1996, the Company entered into a Loan Agreement with a bank under which the bank provided loans and a line of credit to the Company aggregating $6,300,000. The agreement included term loans in the amount of $3,300,000 and a revolving line of credit providing for maximum advances of $3,000,000 (increased to $4,500,000 in September 1998), of which $926,000 was unused at October 31, 1999. The second term loan is due on September 1, 2001 and bears an interest rate of 8.25%. The revolving line of credit, bearing an interest rate of prime plus .5%, was due on July 1, 1998, and has been renewed until June 1, 2000. During 1998, the Company restructured its debt with the Bank. The first term loan was consolidated with two other term loans, forming a new term loan bearing an interest rate of 8.25%, due May 1, 2002. In May 1998, the Company's bank provided a term loan in the amount of $2,258,000 for the purchase of new extrusion equipment. This term loan bears an interest rate of 8.25% and is due February 1, 2004. In August 1998, the bank provided financing of $1,268,000 for the purchase of the facility adjacent to the Company's Barrington headquarters. The term loan bears an interest rate of 8.25% and matures on September 1, 2003. In June 1999, the bank provided short-term financing in the amount of $570,000 at prime plus 1% with three equal installments due in October, November and December of 1999. All these loans are secured by all assets of the Company. Three principal shareholders of the Company, John H. Schwan, Howard W. Schwan and Stephen M. Merrick have guaranteed these obligations.

         At October 31, 1999, the Company maintained a cash balance of $337,000. The Company's current cash management strategy includes maintaining minimal cash balances and utilizing the revolving line of credit for liquidity. At October 31, 1998, the Company had cash and cash equivalents of $235,000. Working capital at October 31, 1999 was $630,000, compared to working capital of $3,313,000 at October 31, 1998.

         The Company believes that existing capital resources and cash generated from operations will be sufficient to meet the Company's requirements for at least 12 months.

Seasonality
-----------

         In the mylar product line, sales have historically been seasonal with approximately 20% to 30% of annual sales of mylar being generated in December and January, and 11% to 13% of annual mylar sales being generated in June and July in recent years. The sale of latex balloons and laminated film products have not historically been seasonal, and to the extent sales in these areas increase as a percentage of total sales, this should decrease the seasonality of the Company's total net sales.

Year 2000 Issue
---------------

         The Year 2000 issue (i.e. the ability of computer systems to recognize a date using "00" as the year 2000 rather than 1900) affects all companies and organizations. As a result of the Company's Year 2000 efforts, no significant internal problems have occurred to date. The Company has not experienced any problems with suppliers, vendors, customers, or financial institutions. There were no significant expenditures related to Year 2000 compliance, and the Company does not anticipate any further expenses associated with Year 2000.

Safe Harbor Provision of the Private Securities Litigation Act of 1995 and
--------------------------------------------------------------------------
Forward Looking Statements
--------------------------

         The Company operates in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. The market for mylar and latex balloon products is generally characterized by intense competition, frequent new product introductions and changes in customer tastes which can render existing products unmarketable. The statements contained in Item 1 (Description of Business) and Item 6 (Management's Discussion and Analysis of Financial
Condition and Results of Operations) that are not historical facts may be forward- looking statements (as such term is defined in the rules promulgated pursuant to the Securities Exchange Act of 1934) that are subject to a variety of risks and uncertainties more fully described in the Company's filings with the Securities and Exchange Commission including, without limitation, those described under "Risk Factors" in the Company's Form SB-2 Registration Statement (File No. 333-31969) effective November 5, 1997. The forward-looking statements are based on the beliefs of the Company's management, as well as assumptions made by, and information currently available to the Company's management. Accordingly, these statements are subject to significant risks, uncertainties and contingencies which could cause the Company's actual growth, results, performance and business prospects and opportunities in 2000 and beyond to differ materially from those expressed in, or implied by, any such forward-looking statements. Wherever possible, words such as "anticipate," "plan," "expect," "believe," "estimate," and similar expressions have been used to identify these forward-looking statements, but are not the exclusive means of identifying such statements. These risks, uncertainties and contingencies include, but are not limited, to competition from, among others, national and regional balloon, packaging and custom film product manufacturers and sellers that have greater financial, technical and marketing resources and distribution capabilities than the Company, the availability of sufficient capital, the maturation and success of the Company's strategy to develop, market and sell its products, risks inherent in conducting international business, risks associated with securing licenses, changes in the Company's product mix and pricing, the effectiveness of the Company's efforts to control operating expenses, general economic and business conditions affecting the Company and its customers in the United States and other countries in which the Company sells and anticipates selling its products and services and the Company's ability to (i) adjust to changes in technology, customer preferences, enhanced competition and new competitors; (ii) protect its intellectual property rights from infringement or misappropriation; (iii) maintain or enhance its relationships with other businesses and vendors; and (iv) attract and retain key employees. There can be no assurance that the Company will be able to identify, develop, market, sell or support new products successfully, that any such new products will gain market acceptance, or that the Company will be able to respond effectively to changes in customer preferences. There can be no assurance that the Company will not encounter technical or other difficulties that could delay introduction of new or updated products in the future. If the Company is unable to introduce new products and respond to industry changes or customer preferences on a timely basis, its business could be materially adversely affected. The Company is not obligated to update or revise these forward-looking statements to reflect new events or circumstances.

Item No. 7        Financial Statements
----------        --------------------

         Reference is made to the Consolidated Financial Statements attached hereto.


Item No. 8       Changes in and Disagreements with Accountants on Accounting and
----------       ---------------------------------------------------------------
                 Financial Disclosure
                 --------------------

         Effective July 27, 1999, the Company engaged Grant Thornton LLP as the Company's principal accountants to audit the Company's financial statements for the year ending October 31, 1999. Grant Thornton LLP replaced PricewaterhouseCoopers LLP ("PwC") who had previously been engaged for the same purpose, and whose dismissal was effective July 27, 1999. The decisions to change the Company's principal accountants was approved by the Company's Board of Directors on July 23, 1999.

         The reports of PwC on the Company's financial statements for the past two fiscal years ended October 31, 1997, and October 31, 1998 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

         During the Company's last two fiscal years ended October 31, 1997, and October 31, 1998, and in the subsequent interim periods through July 27, 1999, there were no disagreements with PwC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of PwC, would have caused it to make reference to the subject matter of the disagreements in connection with its reports on the financial statements for such periods.

         PwC did not inform the Company of any reportable events during the Company's last two fiscal years ended October 31, 1997, and October 31, 1998, and in subsequent interim periods through July 27, 1999.

PART III

Item No. 9        Directors, Executive Officers, Promoters and Control Persons;
----------        -------------------------------------------------------------
                  Compliance with Section 16(a) of the Exchange Act
                  -------------------------------------------------

Directors and Executive Officers
--------------------------------

         The Company's current directors and executive officers and their ages, as of January 20, 2000, are as follows:

           Name             Age                 Position with Company
---------------------      -----        ---------------------------------------

John H. Schwan               55          Chairman and Director
Stephen M. Merrick           58          Executive Vice President, Secretary,
                                         Chief Financial Officer and Director
Howard W. Schwan             45          President and Director
Sharon Konny                 41          Manager of Finance and Administration
Brent Anderson               33          Vice President of Manufacturing
Stanley M. Brown             53          Director
Bret Tayne                   41          Director


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

         John H. Schwan, Chairman. Mr. Schwan has been an officer and director of the Company since January, 1996. Mr. Schwan has been the President and principal executive officer of Packaging Systems, Inc. and affiliated companies for over the last 12 years. Mr. Schwan devotes approximately 20% of his time to his position as Chairman of the Company and the balance of his time to Packaging Systems, Inc. and affiliates. Mr. Schwan has over 20 years of general management experience, including manufacturing, marketing and sales. Mr. Schwan served in the U.S. Army Infantry in Vietnam from 1966 to 1969, where he attained the rank of First Lieutenant.

         Stephen M. Merrick, Executive Vice President and Secretary. Mr. Merrick was President of the Company from January, 1996 to June, 1997 when he became Chief Executive Officer of the Company. In October, 1999, Mr. Merrick became Executive Vice President. Mr. Merrick devotes approximately 20% of his time to his position as Executive Vice President of the Company. Mr. Merrick is a principal of the law firm of Merrick & Klimek, P.C. of Chicago, Illinois and has been engaged in the practice of law for more than 30 years. He is also Senior Vice President, Director and a member of the Management Committee of Reliv International, Inc. (NASDAQ), a manufacturer and direct marketer of nutritional supplements and food products.

         Howard W. Schwan, President. Mr. Schwan has been associated with the Company for 19 years principally in the management of the production and engineering operations of the Company. Mr. Schwan was appointed as Vice President of Manufacturing in November, 1990, was appointed as a director in

January, 1996, and was appointed as President in June, 1997. Mr. Schwan manages administration, production and engineering functions as well as the sales function for latex balloons and custom and created films.

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

         Stanley M. Brown, Director. Mr. Brown was appointed as a director of the Company in January, 1996. Mr. Brown has been President of Inn-Room Systems, Inc., a manufacturer and lessor of in-room vending systems for hotels since March, 1996. From 1968 to 1989, Mr. Brown was with the United States Navy as a naval aviator, achieving the rank of Captain.

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

         John H. Schwan and Howard W. Schwan are brothers.



Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

         There were no late filings required by Section 16(a) during the most recent fiscal year or prior years by any officer, director or 10% shareholder.


Item No. 10       Executive Compensation
-----------       ----------------------

Executive Compensation
----------------------

     The following table sets forth certain information with respect to the compensation paid or accrued by the Company to its President, Chief Executive Officer and any other officer who received compensation in excess of $100,000 ("Named Executive Officers").

                                               Summary Compensation Table
                                                                                Long Term
                                          Annual Compensation                 Compensation
                                      ---------------------------        --------------------------
                                                                         Securities      All Other
     Name and                            Salary     Other Annual         Underlying    Compensation
Principal Position            Year         ($)      Compensation           Options          ($)
------------------            ----      --------    -------------        ----------    ------------

Stephen M.                    1999      $ 53,750        ----                ----           ----
Merrick                       1998      $ 75,000        ----              13,333(3)        ----
Executive                     1997      $ 63,750        ----                ----           ----
Vice-President

Howard W.                     1999      $129,900      $ 13,675(1)           ----         $  1,650(5)
Schwan                        1998      $135,000      $  6,145(1)         13,333(4)      $  1,115(5)
President                     1997      $121,600      $  6,145(1)           ----         $  1,115(5)

John C. Davis                 1999      $120,000      $  5,500(2)           ----         $  1,529(5)
Executive Vice                1998      $132,115      $  6,562(2)           ----         $  1,800(5)
President-Sales               1997      $150,000      $  8,374(2)           ----         $  1,666(5)

----------------------

(1) Perquisites include country club membership ($5,000) in 1997 and 1998 and $7,360 in 1999.
(2) Perquisites include country club membership ($5,000) in 1997 and 1998 and allocated personal use of vehicles ($5,500 in 1999, $1,562 in 1998, and $3,374 in 1997).
(3) Stock options to purchase up to 13,333 shares of the Company's Common stock at $8.25 per share.
(4) Stock options to purchase up to 13,333 shares of the Company's Common Stock at $7.50 per share.
(5)  Company contribution to the Company 401(k) Plan as pre-tax salary deferral.

         Certain Named Executive Officers have received warrants to purchase Common Stock of the Company in connection with their guarantee of certain bank loans secured by the Company and in connection with their participation in a private offering of notes and warrants conducted by the Company. See Item 12. No stock option grants were made to any of the Company's Executive Officers in connection with their employment in the fiscal year ending October 31, 1999.

    Aggregated Option Exercises in Last Fiscal Year and FY-End Option Values



                                                  Number of Securities Underlying    Value of Unexercised
                        Shares         Value          Unexercised Options at         In-the-Money Options
                      Acquired on    Realized               Year End (#)             at Fiscal Year End ($)
       Name           Exercise (#)      ($)          Exercisable/Unexercisable     Exercisable/Unexercisable
------------------   -------------   --------      ----------------------------    --------------------------

Stephen M. Merrick       0              0                  13,333/0                        $0/0(1)

Howard W. Schwan         0              0                  13,333/0                        $0/0(1)


-----------------------

(1)      The  value  of  unexercised   in-the-money  options  is  based  on  the
         difference between the exercise price and the fair market value of the Company's Common Stock on October 31, 1999.


Employment Agreements
---------------------

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

Director Compensation
---------------------

         Directors are not compensated for their services as directors. John Schwan was compensated in the amount of $34,400 in fiscal 1999 for his services as Chairman of the Board of Directors.

Item No. 11       Security Ownership of Certain Beneficial Owners and Management
-----------       --------------------------------------------------------------

Principal Stockholders
----------------------

         The following table sets forth certain information with respect to the beneficial ownership of the Company's capital stock, as of January 17, 2000 by
(i) each stockholder who is known by the Company to be the beneficial owner of more than 5% of the Company's Common Stock or Class B Common Stock, (ii) each director and executive officer of the Company who owns any shares of Common Stock or Class B Common Stock, and (iii) all executive officers and directors as a group. Except as otherwise indicated, the Company believes that the beneficial owners of the shares listed below have sole investment and voting power with respect to such shares. All shares listed in the following table and the footnotes thereto have been adjusted to reflect the Company's recent 1 for 3 reverse split of its Common and Class B Common Stock.

                                      Shares of Class B          Shares of Common
                                       Common Stock             Stock Beneficially         Percent of
 Name and Address(1)               Beneficially Owned(2)(3)           Owned(2)            Common Stock(4)
-----------------------------      ------------------------     ------------------       ----------------

Stephen M. Merrick                         73,260                     275,095(5)               23.71

John H. Schwan                            109,890                     260,188(6)               24.90

Howard W. Schwan                           54,945                      71,463(7)                9.69

John C. Davis                                 --                      148,505(8)               11.78

Sharon Konny                                  --                        4,000(9)                 *

Brent Anderson                                --                        4,400(9)                 *

Stanley M. Brown                              --                        3,952(10)                *
 747 Glenn Avenue
 Wheeling, Illinois

Frances Ann Rohlen                         91,575                       1,170                   7.45
 c/o Cheshire Partners
 1504 Wells
 Chicago, Illinois 60610

Philip W. Colburn                          36,630                      39,422(11)               6.11

Bret Tayne                                    --                        2,837(12)                *
 6834 N. Kostner Avenue
 Lincolnwood, Illinois 60646

All directors and executive               238,095                     621,935                  47.99
officers as a group (7 persons)

--------------

*less than one percent
                       (footnotes continued on next page)










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

(5) Includes warrants to purchase up to 24,176 shares of Common Stock at $2.73 per share, warrants to purchase up to 186,612 shares of Common Stock at $1.688 per share and options to purchase up to 13,333 shares of Common stock at $8.25 per share granted under the Company's 1997 Stock Option Plan.

(6) Includes warrants to purchase up to 20,641 shares of Common Stock at $2.73 per share, warrants to purchase up to 207,346 shares of Common Stock at $1.688 per share and options to purchase up to 13,333 shares of Common stock at $8.25 per share granted under the Company's 1997 Stock Option Plan.

(7) Includes warrants to purchase up to 25,641 shares of Common Stock at $2.73 per share, warrants to purchase up to 29,621 shares of Common Stock at $1.688 per share, and options to purchase up to 13,333 shares of Common Stock at $7.50 per share granted under the Company's 1997 Stock Option Plan.

(8) Includes warrants to purchase up to 16,026 shares of Common Stock at $1.688 per share, and 70,667 shares of Common Stock subject to redemption by the Company. See "Certain Transactions."

(9) Includes options to purchase up to 4,000 shares of Common Stock at $7.50 per share granted under the Company's 1997 Stock Option Plan.

(10) Includes options to purchase up to 1,667 shares of Common Stock at $7.50 per share and options to purchase up to 1,667 shares of Common Stock at $12.00 per share, both granted under the Company's 1997 Stock Option Plan.


                       (footnotes continued on next page)









(11)     Includes shares held by immediate family members.

(12) Includes options to purchase up to 1,667 shares of Common Stock at $7.50 per share granted under the Company's 1997 Stock Option Plan.




Item No. 12       Certain Relationships and Related Transactions
-----------       ----------------------------------------------

Certain Transactions
--------------------

         In March 1996, the Company entered into a Stock Redemption Agreement with John C. Davis which was subsequently amended June 27, 1997. Under the amended Stock Redemption Agreement the Company was obligated to redeem 34,188 shares of Common Stock and has the right, but not the obligation, to redeem up to an additional 76,923 shares of Common Stock owned by Mr. Davis at the price of $5.85 per share at any time through January 31, 1998. Commencing March 1, 1998 through February 28, 2000, the Company is obligated to pay to Mr. Davis, for the redemption of shares at $5.85 per share (i) an amount equal to 2% of the Company's pretax profits each fiscal quarter (beginning with the fiscal quarter ended February 28, 1998) and (ii) an amount equal to 2% (but not to exceed $8,000) of the amount by which latex and mylar balloon revenues exceed $1.3 million in any month. The Company's obligations terminate once a total of 111,111 shares of Common Stock have been redeemed under the Stock Redemption Agreement. The Company also has the right to redeem additional shares of Common Stock from Mr. Davis during this period at $5.85 per share, provided that the total number of shares subject to redemption under the Stock Redemption Agreement does not exceed 111,111. As of January 1, 2000, 40,444 shares of Common Stock had been redeemed pursuant to the Stock Redemption Agreement.

         In March and May of 1996, a group of investors made an equity investment of $1,000,000 in the Company in return for 366,300 shares of Preferred Stock, $2.73 par value. Each share of Preferred Stock was entitled to an annual cumulative dividend of 13% of the purchase price, and was convertible into one share of Common Stock. The shares of Preferred Stock, voting separately as a class, were entitled to elect four of the Company's directors. CTI Investors, L.L.C., an Illinois limited liability company, invested $900,000 in the shares of Preferred Stock. Members of CTI Investors, L.L.C. include Howard
W. Schwan, John H. Schwan and Stephen M. Merrick, members of management, and Frances Ann Rohlen.

         In December, 1996, Howard W. Schwan, John H. Schwan and Stephen M. Merrick were each issued warrants to purchase 25,641 shares of the Company's Common Stock at an exercise price of $2.73 per share in consideration of their facilitating and guaranteeing a bank loan to the Company in the amount of $6.3 million. The warrants have a term of six years. In July, 1998, John H. Schwan and Stephen M. Merrick exercised 5,000 and 1,465 of these warrants, respectively.

         In June, 1997, the Company issued in a private placement notes in the principal amount of $865,000, together with warrants to purchase up to 92,415 shares of the Company's Common Stock at an exercise price of $9.36 per share. The warrants had a term of five years. Howard W. Schwan, John H. Schwan, Stephen
M. Merrick and John C. Davis, members of management, purchased $50,000, $350,000 and $315,000 and $150,000, respectively, of the notes and warrants. Mr. John Schwan and Mr. Merrick applied advances of $200,000 each, made to the Company in January, 1997, toward the purchase of the notes and warrants.

         In June, 1999, Mr. Davis' June, 1997, $150,000 Note was cancelled, and reissued in the same principal amount with a new maturity date of February 28, 2001. Mr. Davis' June, 1997, warrant to purchase up to 16,026 shares of the Company's Common Stock at an exercise price of $9.36 per share was cancelled in September, 1999, and a new warrant to purchase up to 16,026 shares of the Company's Common Stock at an exercise price of $1.688 per share, with an expiration date of June 30, 2003 was issued in its place.

         In June, 1999, the June,  1997,  $50,000 $350,000 and $315,000 notes of
Messrs. H. Schwan, J. Schwan and Merrick, respectively came due. On November 9, 1999, new notes in the same principal amounts were issued to these persons, in payment and replacement of the prior notes, with maturity dates for each of November 9, 2001. In November, 1999, the June, 1997, warrants of Messrs. H. Schwan, J. Schwan and Merrick to purchase up to (respectively) 5,342, 37,393 and 33,653 shares of the Company's Common Stock at an exercise price of $9.36 per share were cancelled. At that time, new warrants to purchase up to 29,621, 207,346, and 186,612 shares of the Company's Common Stock at an exercise price of $1.688 per share were issued to Messrs. H. Schwan, J. Schwan and Merrick, respectively. These warrants expire on November 9, 2004.

         Stephen M. Merrick, Executive Vice President of the Company, is a principal of the law firm of Merrick & Klimek, P.C., which serves as general counsel of the Company. Mr. Merrick was a principal in the law firm of Fishman, Merrick, Miller, Genelly, Springer, Klimek & Anderson, P.C., which formerly served as general counsel to the Company until December 1, 1998. In addition, Mr. Merrick is a principal stockholder of the Company. (See Item No. 11). Other principals of the firm of Merrick & Klimek, P.C. own less than 1% of the Company's outstanding Common Stock. Legal fees incurred from the firm of Fishman, Merrick, Miller, Genelly, Springer, Klimek & Anderson, P.C. were $195,200 and $10,380 for the years ended October 31, 1998 and October 31, 1999, respectively. No fees were paid to Merrick & Klimek, P.C. during the year ended October 31, 1998. Legal fees incurred from the firm of Merrick & Klimek, P.C. for the fiscal year ended October 31, 1999 was $90,634. Mr. Merrick is also an officer and director of Reliv International, Inc. (NASDAQ-RELV).

         John H. Schwan is President and a shareholder of Packaging Systems, Inc. and affiliated companies. The Company made purchases of packaging materials from these entities in the amount of $458,347 and $251,203 during each of the years ended October 31, 1998, and October 31, 1999, respectively.

         The Company believes that each of the transactions set forth above were entered into, and any future related party transactions will be entered into, on terms as fair as those obtainable from independent third parties. All related party transactions, including loans and forgiveness of debt, must be approved by a majority of disinterested directors.

Item No. 13       Exhibits and Reports on Form 8-K
-----------       --------------------------------

Exhibits
--------

   Exhibit
   Number         Description
   ------         -----------

    * 3.1         Third Restated Certificate of Incorporation of CTI  Industries
                  Corporation
   ** 3.2         By-laws of CTI  Industries  Corporation
   ** 4.1         Form  of  Certificate  for  Common  Stock  of  CTI  Industries
                  Corporation
  ***10.1         CTI Industries Corporation Stock Option Plan
   **10.2         Employment   Agreement   dated  April  29,  1996  between  CTI
                  Industries Corporation and John C. Davis
   **10.3         Stock  Redemption  Agreement  dated March 1, 1996  between CTI
                  Industries Corporation and John C. Davis
   **10.4         Agreement   dated  June  27,  1997   between  CTI   Industries
                  Corporation and John C. Davis
   **10.6         Form of Warrant dated  December 3, 1996 to purchase  shares of
                  Common Stock
   **10.7         Form of Subscription Agreement dated March, 1996, for purchase of Preferred Stock
   **10.8         Form  of  Subscription  Agreement  dated  June  20,  1997  for promissory  notes and  warrants to  purchase  shares of Common
                  Stock
   **10.9         Employment   Agreement  dated  June  30,  1997,   between  CTI
                  Industries Corporation and Howard W. Schwan
   **10.10        Joint Venture Agreement dated September 16, 1996,  between CTI
                  Industries
                  Corporation and  Pulidos & Terminados Finos S.A. de C.V.
   **10.11        Agreement  for  purchase of assets  dated  September  8, 1995, between CTI  Industries  Corporation  and Pulidos & Terminados
                  Finos S.A. de C.V.
   **10.12        Amendment  dated May 24, 1996,  to  Agreement  for purchase of assets  between  CTI  Industries  Corporation  and  Pulidos  &
                  Terminados Finos S.A. de C.V.
 ****10.13        Form of Agreement  dated July 14, 1997 between CTI  Industries
                  Corporation and Pulidos & Terminados Finos S.A. de C.V.

 ****10.14        Amended and Restated Loan and Security  Agreement dated May 1,
                  1998 between the Company and First American Bank
 ****10.15        First  Term  Note in the sum of  $1,788,328  dated May 1, 1998 made by CTI Industries Corporation to First American Bank.
 ****10.16        First  Amendment to Second Term Note dated May 1, 1998 made by
                  CTI Industries Corporation to First American Bank.
 ****10.17        Third  Term  Note in the sum of  $2,258,000  dated May 1, 1998 made by CTI Industries Corporation to First American Bank.
 ****10.18        Revolving Note in the sum of $4,000,000 dated May 1, 1998 made by the Company to First American Bank.
 ****10.19        First  Amendment to Loan and Security  Agreement  dated August
                  24,  1998,  between  CTI  Industries   Corporation  and  First
                  American Bank.
 ****10.20        Fourth Term Note in the sum of $1,268,000 dated August 24,
                  1998 made by CTI  Industries  Corporation  and First  American
                  Bank.
 ****10.21        Mortgage  dated August 24, 1998 for benefit of First  American
                  Bank.
 ****10.22        Second  Amendment to Loan and Security  Agreement dated August
                  27, 1998 between CTI Industries Corporation and First American
                  Bank.
 ****10.23        Third Amendment to Loan and Security Agreement dated September
                  1, 1998 between CTI Industries  Corporation and First American
                  Bank.
 ****10.24        First  Amendment  to Third Term Note dated  September  1, 1998 made by CTI Industries Corporation to First American Bank.
 ****10.25        Revolving  Note in the sum of  $4,500,000  dated  September 1,
                  1998  made by CTI  Industries  Corporation  to First  American
                  Bank.
 ****10.26        Guaranty  dated  September  1, 1998,  by  Stephen M.  Merrick,
                  Howard W.  Schwan  and John H.  Schwan  for  benefit  of First
                  American Bank.
   **10.27        Form of Financial Advisory and Consulting Agreement.
*****10.28        Subscription  and  Loan  Agreement  dated  January  26,  1998, between CTI  Industries  Corporation  and Pulidos & Terminados
                  Finos S.A. de C.V.
     11.1         Computation of Earnings Per Share - Annual
     21           Subsidiaries (incorporate  description  in  Form 10-KSB  under
                  Item No. 1)
     27           Financial Data Schedule

*        Incorporated  by  reference  to  Exhibit A  contained  in  Registrant's
         Schedule 14A Definitive Proxy Statement for solicitation of written consent of shareholders, as filed with the Commission on October 25, 1999.
** Incorporated by reference to Exhibits, contained in Registrant's Form SB-2 Registration Statement (File No. 333-31969) effective November 5, 1997.
*** Incorporated by reference to Exhibit contained in Registrant's Schedule 14A Definitive Proxy Statement, as filed with the Commission on March 26, 1999.
**** Incorporated by reference to Exhibits contained in Registrant's Form 10KSB Annual Report, for the fiscal year ended October 31, 1998.
***** Incorporated by reference to Exhibit contained in Registrant's Form 10 KSB Annual Report, for year ended October 31, 1997.



Reports on Form 8-K
-------------------

         The following report on Form 8-K was filed by the Company during the last quarter of fiscal 1999:

         (1) On August 8, 1999, the Company filed a Report on Form 8-K disclosing a change in the Company's certifying accountant, effective July 27, 1999.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized on February 14, 2000.


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

Signatures                       Title                         Date
----------                       -----                         ----

 /s/ Howard W. Schwan            President and Director        February 14, 2000
--------------------------
Howard W. Schwan

 /s/ John H. Schwan              Chairman and Director         February 14, 2000
--------------------------
John H. Schwan

 /s/ Stephen M. Merrick          Chief Executive Officer,      February 14, 2000
--------------------------       Secretary, Chief Financial
Stephen M. Merrick               Officer and Director

 /s/ Stanley M. Brown            Director                      February 14, 2000
--------------------------
Stanley M. Brown

 /s/ Bret Tayne                  Director                      February 14, 2000
--------------------------
Bret Tayne

CTI Industries Corporation and Subsidiaries

Table of Contents


                                                                     Page(s)

Report of Independent Accountants                                       F-1

Consolidated Financial Statements:

  Consolidated Balance Sheets as of
    October 31, 1998 and 1999                                        F-2 - F-3

  Consolidated Statements of Operations for
    years ended October 31, 1998 and 1999                               F-4

  Consolidated Statements of Stockholders'
    Equity for the years ended October 31,
    1998 and 1999                                                    F-5 - F-6

  Consolidated Statements of Cash Flows for
    the years ended October 31, 1998
    and 1999                                                            F-7

Notes to Consolidated Financial Statements                           F-8 - F-21

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Shareholders and   Board of Directors
CTI Industries Corporation

We have audited the accompanying balance sheet of CTI Industries Corporation and Subsidiaries as of October 31, 1999, and the related statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of CTI Industries Corporation and Subsidiaries as of and for the year ended October 31, 1998, were audited by other auditors whose report dated February 16, 1999, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1999 financial statements referred to above present fairly, in all material respects, the financial position of CTI Industries Corporation and Subsidiaries as of October 31, 1999, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.



GRANT THORNTON LLP
January 6, 2000







Report of Independent Accountants

To the Board of Directors and
Shareholders of CTI Industries Corporation

In our opinion, the accompanying consolidated balance sheet and the related consolidated statement of operations and stockholders' equity and of cash flows present fairly, in all material respects, the financial position of CTI Industries Corporation and its subsidiary at October 31, 1998, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management, our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit on these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

Pricewaterhouse Coopers LLP


Chicago, Illinois February 16, 1999, except for share and per share data which is as of November 4, 1999

CTI Industries Corporation and Subsidiaries
Consolidated Balance Sheet
as of October 31, 1998 and October 31, 1999

                                                        1998            1999
                                                   ------------    ------------

                            ASSETS
Current assets:
  Cash                                             $    235,333    $    336,832
  Accounts receivable (less allowance for
    doubtful accounts of $132,211 and
    $186,251 at October 31, 1998 and 1999)            3,276,894       3,225,802
  Inventories                                         7,641,381       5,425,769
  Deferred tax assets                                   176,549         208,926
  Other                                               1,089,058         754,303
                                                   ------------    ------------

      Total current assets                           12,419,215       9,951,632

Property and equipment:
  Machinery and equipment                             6,812,069       9,752,302
  Building                                            3,503,801       3,643,675
  Office furniture and equipment                      1,556,742       1,588,382
  Land                                                  535,000         535,000
  Leasehold improvements                                161,885         161,885
  Fixtures and equipment at customer locations        1,907,358       2,031,919
  Projects under construction                         1,522,893         391,719
                                                   ------------    ------------
                                                     15,999,748      18,104,882
    Less :  accumulated depreciation                 (7,674,299)     (9,048,413)
                                                   ------------    ------------

      Total property and equipment, net               8,325,449       9,056,469

Other assets:
  Deferred financing costs, net                          44,383          29,165
  Investment in joint venture                            77,975            --
  Invesment in subsidiary                               879,800         809,773
  Note receivable                                       715,422         715,422
  Deferred tax assets                                   391,377         766,000
  Other assets                                             --           110,526
                                                   ------------    ------------

      Total other assets                              2,108,957       2,430,886
                                                   ------------    ------------

TOTAL ASSETS                                       $ 22,853,621    $ 21,438,987
                                                   ============    ============



The accompanying notes are an integral part of these consolidated financial statements.

CTI Industries  Corporation and  Subsidiaries
Consolidated  Balance Sheet
as of October 31, 1998 and October 31, 1999


                                                         1998          1999
                                                    ------------  ------------

             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                  $  3,070,545  $  2,980,500
  Line of credit                                       4,178,246     3,574,023
  Notes payable - current portion                        817,569     1,367,070
  Accrued liabilities                                  1,039,742     1,399,689
                                                    ------------  ------------

      Total current liabiliites                        9,106,102     9,321,282

Long-term liabilities:
  Other liabilities                                         --          15,928
  Notes payable                                        5,280,692     5,534,876
  Subordinated debt                                      865,000       865,000
                                                    ------------  ------------

      Total long-term liabilities                      6,145,692     6,415,804

Redeemable common stock                                  413,406       413,406

Stockholders' equity:
  Common stock - $.195 par value,
    5,000,000 shares  authorized,
    966,327 shares issued, 911,944
    (October 31, 1998) and
    870,944 (October 31, 1999)
    shares outstanding                                   188,434       188,434
  Class B Common stock  - $2.73 par value,
    500,000 shares authorized,
    366,300 shares issued and outstanding              1,000,000     1,000,000
  Paid-in-capital                                      5,554,332     5,554,332
  Retained earnings (deficit)                          1,301,134      (481,136)
  Accumulated other comprehensive earnings                26,377        14,548
    Less:
      Treasury stock - 54,383
        (October 31, 1998) and 95,383
        (October 31, 1999) shares                       (407,294)     (513,121)
      Redeemable common stock                           (413,406)     (413,406)
      Stock subscription receivable                       (4,700)       (4,700)
      Notes receivable from stockholders                 (56,456)      (56,456)
                                                    ------------  ------------

      Total stockholders' equity                       7,188,421     5,288,495
                                                    ------------  ------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY            $ 22,853,621  $ 21,438,987
                                                    ============  ============



The accompanying notes are an integral part of these consolidated financial statements.

CTI Industries Corporation and Subsidiaries
Consolidated Statements of Operations
for the years ended October 31, 1998 and 1999


                                                      1998            1999
                                                 ------------    ------------

Net Sales                                        $ 19,952,823    $ 18,606,414

Cost of Sales                                      12,706,460      13,670,402
                                                 ------------    ------------

      Gross profit on sales                         7,246,363       4,936,012

Operating expenses:
  Administrative                                    2,352,959       2,349,531
  Selling                                           2,586,798       2,448,276
  Advertising and marketing                         1,805,603       1,503,819
                                                 ------------    ------------

      Total operating expenses                      6,745,360       6,301,626
                                                 ------------    ------------

Income (loss) from operations                         501,003      (1,365,614)

Other income (expense):
  Interest expense                                   (765,425)       (942,301)
  Interest income                                     161,201          91,899
  Other                                               285,094          54,495
                                                 ------------    ------------

      Total other expense                            (319,130)       (795,907)
                                                 ------------    ------------

Income (loss) before income taxes                     181,873      (2,161,521)

Income tax expense (benefit)                           60,013        (379,251)
                                                 ------------    ------------

      Net income  (loss)                         $    121,860    $ (1,782,270)
                                                 ============    ============

Income (loss) applicable to common shares        $    121,860    $ (1,782,270)
                                                 ============    ============

Basic income (loss) per common
      and common equivalent shares               $       0.10    $      (1.40)
                                                 ============    ============

Diluted income (loss) per common
      and common equivalent shares               $       0.09    $      (1.40)
                                                 ============    ============

Weighted average number of shares
      and equivalent shares of
       common stock outstanding:
          Basic                                     1,266,003       1,269,984
                                                 ============    ============

          Diluted                                   1,373,789       1,269,984
                                                 ============    ============



The accompanying notes are an integral part of these consolidated financial statements.

CTI Industries Corporation and Subsidiaries
Consolidated Statements of Stockholders' Equity for the years ended October 31, 1998 and 1999


                                          Common Stock         Class B Common Stock      Paid-in          Preferred Stock
                                          ------------         --------------------      -------          ---------------
                                      Shares       Amount       Shares      Amount       Capital        Shares       Amount
                                      ------       ------       ------      ------       -------        ------       ------
Balance, November 1, 1997             384,861       $ 75,048       -        $   -       $ 248,348      1,098,901   $1,063,917

Conversion of preferred
  stock into Class B common                                     366,300   $1,000,000                  (1,098,901)  (1,063,917)

Issuance of common stock              575,000        112,125                            5,289,594

Common stock warrants
  exercised                             6,466          1,261                               16,390

Acquisition of
  treasury stock

Notes receivable from
  stockholders

Net income

Other comprehensive income
  Foreign currency transalation

    Total comprehensive income


                                      -------       --------    -------   ----------    -----------   --------     --------
Balance, October 31, 1998             966,327       $188,434    366,300   $1,000,000    $ 5,554,332         -     $     -


CTI Industries Corporation and Subsidiaries
Consolidated Statements of Stockholders' Equity, Continued for the years ended October 31, 1998 and 1999




                                             Accumulated
                                               Other                             Less
                                 Retained   Comprehensive   Treasury Stock     Redeemable     Stock    Notes Recvble
                                 Earnings     Earnings      Shares   Amount   Common Stock Sub Recvble  Shareholders    TOTAL
                                 --------     --------      ------   ------   ------------ -----------  ------------    -----
Balance, November 1, 1997       $1,179,274    $  51,036     48,127 ($370,700) ($ 450,000) ($   4,700)    $    -      $ 1,792,223

Conversion of preferred
  stock into Class B common                                                                                           $   (63,917)

Issuance of common stock                                                                                              $ 5,401,719

Common stock warrants
  exercised                                                                                                           $    17,651

Acquisition of
  treasury stock                                             6,256   (36,594)      36,594                             $       -

Notes receivable from
  stockholders                                                                                              (56,456)  $   (56,456)

Net income                         121,860                                                                            $   121,860

Other comprehensive income
  Foreign currency transalation                 (24,659)                                                              $   (24,659)
                                                                                                                      ------------
    Total comprehensive income                                                                                             97,201
                                                                                                                      ------------


                                ----------    ---------     ------  --------   ----------   ---------    ----------   ------------
Balance, October 31, 1998       $1,301,134    $  26,377     54,383 ($407,294) ($  413,406) ($   4,700)  ($   56,456)  $ 7,188,421






The accompanying notes are an integral part of these consolidated financial statements.

CTI Industries Corporation and Subsidiaries
Consolidated Statements of Stockholders' Equity, Continued for the years ended October 31, 1998 and 1999


                                             Common Stock          Class B Common Stock       Paid-in          Preferred Stock
                                             ------------          --------------------       -------          ---------------
                                          Shares       Amount      Shares       Amount        Capital       Shares        Amount
                                          ------       ------      ------       ------        -------       ------        ------
Balance, November 1, 1998                966,327     $ 188,434     366,300     $1,000,000   $5,554,332         -       $     -


Acquisition of treasury
  stock on open market

Net income

 Other comprehensive income
  Foreign currenty translation


    Total comprehensive income

                                         -------     ---------     -------     ----------   ----------      ------     ---------
Balance, October 31, 1999                966,327     $ 188,434     366,300     $1,000,000   $5,554,332         -       $     -
                                         =======     =========     =======     ==========   ==========      ======     =========

CTI Industries Corporation and Subsidiaries
Consolidated Statements of Stockholders' Equity, Continued for the years ended October 31, 1998 and 1999


                                             Accumulated
                                                Other         Treasury Stock     Less
                                  Retained  Comprehensive     --------------   Redeemable     Stock    Notes Recvble
                                  Earnings     Earnings    Shares    Amount   Common Stock Sub Recvble Shareholders      TOTAL
                                  --------     --------    ------    ------   ------------ ----------- ------------      -----
Balance, November 1, 1998        $1,301,134   $  26,377    54,383  ($407,294) ($  413,406) ($  4,700)   ($  56,456)  $ 7,188,421


Acquisition of treasury                                    41,000   (105,827)                                        $  (105,827)
  stock on open market

Net (loss)                       (1,782,270)                                                                         $(1,782,270)

 Other comprehensive income
  Foreign currenty translation                  (11,829)                                                             $   (11,829)
                                                                                                                     -----------
    Total comprehensive income                                                                                       $(1,794,099)
                                                                                                                     -----------

                                 ----------   ---------    ------  ---------  -----------  ---------    ----------   ------------
Balance, October 31, 1999        $ (481,136)  $  14,548    95,383  ($513,121) ($  413,406) ($  4,700)   ($  56,456)  $ 5,288,495
                                 ==========   =========    ======  =========  ===========  =========    ==========   ============





The accompanying notes are an integral part of these consolidated financial statements.

CTI Industries Corporation and Subsidiaries
Consolidated Statements of Cash Flows
for the years ended October 31, 1998 and 1999

                                                                     1998            1999
                                                                ------------    ------------
Cash flows from operating activities:
  Net income (loss)                                             $    121,860    $ (1,782,270)
  Adjustment to reconcile net income (loss) to cash
      provided by (used in) operating activities:
    Depreciation and amortization                                    835,439       1,381,663
    Equity in loss of subsidiary and joint venture                     9,466         115,360
    Provision for losses on accounts receivable & inventory          371,569         332,988
    Deferred income taxes                                             27,963        (407,000)
    Change in assets and liabilities:
      Accounts receivable                                           (305,645)       (114,240)
      Inventory                                                   (2,864,641)      2,199,461
      Other assets                                                   (96,795)        403,418
      Accounts payable and accrued expenses                         (483,351)         62,630
                                                                ------------    ------------

          Net cash provided by (used in) operating activities     (2,384,135)      2,192,010

Cash flows from investing activities:
  Purchases of property and equipment                             (5,254,065)     (2,052,777)
  Investment in and advances to P&TF                              (1,419,318)        (45,515)
  Investment in joint venture                                         (1,529)           --
  Acquisition of CTF International                                      --           (74,024)
                                                                ------------    ------------

          Net cash used in investing acitivites                   (6,674,912)     (2,172,316)

Cash flows from financing activities:
  Stock redemption contract payments                                 (30,533)           --
  Advances on line of credit                                      19,235,217      17,299,183
  Repayments on line of credit                                   (18,074,747)    (17,903,406)
  Proceeds from issuance of long-term debt                         4,158,959       1,202,281
  Proceeds from issuance of short-term debt                          850,000         570,000
  Repayment of long-term debt                                     (1,525,946)       (778,597)
  Repayment of short-term debt                                      (850,000)       (190,000)
  Proceeds from issuance of common stock                           5,401,719            --
  Proceeds from warrants exercised                                    17,650            --
  Purchase of treasury stock                                         (36,594)       (105,827)
  Dividends paid                                                     (63,917)           --
                                                                ------------    ------------

          Net cash provided by financing activities                9,081,808          93,634

Effect of exchange rate changes on cash                              (24,658)        (11,829)
                                                                ------------    ------------

Net increase (decrease) in cash                                       (1,897)        101,499

Cash and Equivalents at Beginning of Period                          237,230         235,333
                                                                ------------    ------------

Cash and Equivalents at End of Period                           $    235,333    $    336,832
                                                                ============    ============

Supplemental disclosures:
    Cash paid for interest                                      $    750,565    $    905,218

    Cash paid for income taxes                                  $    215,000    $       --

Noncash financing activities:
    Conversion of preferred stock into Class B Common stock     $  1,000,000    $       --


The accompanying notes are an integral part of these consolidated financial statements.

CTI Industries Corporation and Subsidiaries

Notes to Consolidated Financial Statements



1.       Nature of Operations

CTI Industries Corporation (the "Company"), its United Kingdom subsidiary (CTI Balloons Limited), and Mexican subsidiary (CTF International S.A. de C.V.) design, manufacture and distribute balloon products throughout the world. The Company also operates systems for the production, lamination and printing of films used for food packaging and other commercial uses.

2.       Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of CTI Industries Corporation, and its wholly owned subsidiaries CTI Balloons Limited and CTF International S.A. de C.V. All significant intercompany accounts and transactions have been eliminated upon consolidation.

Foreign Currency Translation

The financial statements of foreign operations are translated into U.S. dollars in accordance with Statement of Financial Accounting Standards (SFAS) No. 52. Accordingly, all assets and liabilities are translated at current rates of exchange, and operating transactions are translated at weighted average rates during the year. The translation gains and losses, to the extent material, are accumulated as a separate component of stockholders' equity.

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

Property and Equipment

Property and equipment is stated at cost. Expenditures for maintenance and repairs are charged to operations as incurred. Depreciation is computed using the straight-line and declining-balance methods over estimated useful lives of the related assets. The estimated useful lives range as follows:

         Building                                    25 - 30 years
         Machinery and equipment                      3 - 15 years
         Office furniture and equipment               5 - 8  years
         Leasehold improvements                       5 - 8  years
         Fixtures and equipment at
             customer locations                       1 - 3  years

Depreciation expense was $823,151 and $1,366,446 for the years ended October 31, 1998 and 1999, respectively.

Deferred Financing Costs

Deferred financing costs consist of unamortized financing costs incurred in connection with the refinancing of long-term debt during fiscal 1996. These costs are being amortized on a straight-line basis over the term of the loans. Amortization expense was $12,288 and $15,217 for the years ended October 31, 1998 and 1999 respectively.

CTI Industries Corporation and Subsidiaries

2.  Summary of Significant Accounting Policies, continued

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

Concentration of Credit Risk

Concentration of credit risk with respect to trade accounts receivable is generally limited due to the number of entities comprising the Company's customer base. The Company performs ongoing credit evaluations and provides an allowance for potential credit losses against the portion of accounts receivable which is estimated to be uncollectible. Such losses have historically been within management's expectations. For the year ended October 31, 1999, the Company had two customers that accounted for approximately 16.2% and 14.3%, respectively, of consolidated net sales. Corresponding percentages of consolidated net sales generated by these customers for the year ended October 31, 1998, were approximately 15.2% and 11.1%, respectively. At October 31, 1999, the outstanding accounts receivable balances due from these two customers were $447,944 and $916,665, respectively.

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

CTI Industries Corporation and Subsidiaries

2. Summary of Significant Accounting Policies, continued

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

3.       Inventory

Inventory is comprised of the following:


                                    October 31, 1998     October 31, 1999
     Raw materials                      $  223,530           $  384,880
     Work in process                       874,994              810,803
     Finished goods                      6,542,857            4,230,086
                                        ----------           ----------
       Total inventory                  $7,641,381           $5,425,769
                                        ==========           ==========

4.       Line of Credit

The Company has a bank line of credit, due June 1, 2000, which provides for a maximum borrowing limit of $4,500,000, of which $321,754 and $925,977 was available at October 31, 1998 and 1999, respectively. Advances under the line of credit are subject to a borrowing base, as defined in the line of credit agreement. Interest is payable monthly at prime plus .5% (prime was 8.0% and 8.25% at October 31, 1998 and 1999, respectively). The line of credit is collateralized by all assets of the Company. The line of credit agreement contains, among other provisions, certain financial convenants relating to the maintenance of tangible net worth and the ratio of debt to equity.

CTI Industries Corporation and Subsidiaries

5.       Notes Payable



Long-term debt at October 31, 1999 consists of:
   First Term Loan, payable in  monthly installments of  $43,979 including interest at 8.25%  due May,  2002.  Collateralized  by  all  assets  of
   the Company.                                                                        $  1,222,072

   Second Term Loan, payable in monthly  installments of $19,617 including interest at 8.25% due September,  2001. Collateralized by all assets of
   the Company.                                                                           2,038,218

   Third Term Loan,  payable in monthly  installments of $46,195 including interest at 8.25% due February,  2004.  Collateralized by all assets of
   the Company.                                                                           1,958,559

   Fourth Term Loan, payable in monthly  installments of $10,919 including interest at 8.25% due September,  2003. Collateralized by all assets of
   the Company.                                                                           1,241,912

   Fifth Term  Loan,  payable in monthly  installments  of  $190,000  plus interest at prime plus 1%, due December,  1999.  Collateralized  by all
   assets of the Company.                                                                   380,000

   Installment  Loan,  payable in monthly  installments  of $565 including
   interest at 7.99% due March, 2000. Collateralized by company vehicle.                      2,754

   Installment Loan,  payable in monthly  installments of $3,633 including
   interest at 8.25% due May, 2001. Collateralized by equipment.                             58,431
                                                                                       ------------

       Total                                                                              6,901,946

   Less current portion                                                                  (1,367,070)
                                                                                       ------------

       Total long-term debt                                                            $  5,534,876
                                                                                       ============

Future Minimum principal payments for amounts outstanding under these long-term debt agreements are as follows for the years ended October 31:

                 2000                                 $   1,367,070
                 2001                                     2,937,155
                 2002                                       811,627
                 2003                                     1,670,057
                 2004                                       116,037
                                                      -------------

                                                      $   6,901,946
                                                      =============

CTI Industries Corporation and Subsidiaries

5. Notes Payable, continued

The loan agreements contain, among other provisions, certain financial convenants relating to the maintenance of tangible net worth and the ratio of debt to equity. The agreements impose limitations on the Company with respect to dividends and also contain a clause allowing for the subjective accumulation of amounts due under the loan agreements. The Company received a waiver of the tangible net worth and the ratio of debt to equity covenants which enabled the Company to comply with the loan agreement covenant at October 31, 1999. Borrowings under the line of credit (Note 4) and the above term loans have been guaranteed by three of the principal officers of the Corporation.

6.       Stock Redemption

In March 1996, the Company entered into a Stock Redemption agreement with a shareholder which was subsequently amended June 27, 1997. Under the amended Stock Redemption Agreement, the Company has the right but not the obligation to redeem up to 111,111 shares of Common Stock owned by the shareholder at the price of $5.85 per share at any time through January 31, 1998. Commencing March 1, 1998 through February 28, 2000, the Company is obligated to redeem shares at $5.85 per share. The number of shares required to be redeemed quarterly is based on the sum of (i) an amount equal to 2% of the Company's pretax profits each fiscal quarter (beginning with the quarter ended February 28, 1998) and (ii) an amount equal to 2% (but not to exceed $3,000) of the amount that latex and mylar balloon revenues exceed $1.3 million in any month. The company also has the right to redeem additional shares of Common Stock from the shareholder during this period at $5.85 per share, provided total number of shares subject to redemption under the Stock Redemption Agreement does not exceed 111,111. Redeemable Common Stock has been reflected as a liability with a contra equity account on the balance sheet. As of October 31, 1999, 40,444 shares of Common Stock have been redeemed under the Stock Redemption Agreement.

7.       Income Taxes

The income tax provisions (benefits) as of October 31, are comprised of the following:

                                              1998         1999

Current:
  Federal                                  $    --      $    --
  State                                       32,208         --
  Foreign                                       --         27,749
                                           ---------    ---------
                                              32,208       27,749

Deferred:
  Federal                                     22,672     (354,800)
  State                                        5,133      (52,200)
                                           ---------    ---------

                                              27,805     (407,700)
                                           ---------    ---------

    Total income tax provision (benefit)   $  60,013    $(379,251)
                                           =========    =========

CTI Industries Corporation and Subsidiaries

7. Income Taxes, continued

The components of the net deferred tax asset(liability)are as follows:

                                                      1998          1999

Deferred tax assets:
  Accounts receivable allowance                  $    50,349   $    84,000
  Inventory valuation                                 56,784        74,300
  Accrued liabilities                                 49,979        50,873
  Net operating loss carryforwards                   695,062     1,465,600
  Alternative minimum tax credit carryforwards       338,612       338,612
                                                 -----------   -----------

   Total deferred tax assets                       1,190,786     2,013,385

Deferred tax liabilities:
  Book over tax basis of capital assets              622,859       638,459
                                                 -----------   -----------

                                                     567,927     1,374,926

Less:  Valuation allowance                              --        (400,000)
                                                 -----------   -----------

    Net deferred tax asset                       $   567,927   $   974,926
                                                 ===========   ===========

At October 31, 1999, the Company maintained a valuation allowance with respect to deferred tax assets as a result of the uncertainty of ultimate realization. At October 31, 1998 and 1999 the Company has net operating loss carryforwards for tax purposes of approximately $1,800,000 and $3,718,000. The carryforwards expire in the years 2011 and 2014. In addition, the Company has approximately $339,000 of alternative minimum tax credits as of October 31, 1998 and 1999 which have no expiration date. Unremitted earnings of foreign subsidiaries have been indefinitely reinvested.

Income tax provisions differed from the taxes calculated at the statutory federal tax rate as follows:

                                        1998         1999

Taxes at statutory rate              $  61,838    $(735,000)
State income taxes                       3,388     (104,000)
Foreign taxes paid                      32,208       27,749
Foreign income                         (51,194)        --
Changes in deferred
  valuation allowance                     --        400,000
Other                                   13,773       32,000
                                     ---------    ---------

    Income tax provision (benefit)   $  60,013    $(379,251)
                                     =========    =========

8.       Research and Development

The Company conducts product  development and research activities which includes
(i) creative product development, (ii) creative marketing, and (iii) engineering development. During the years ended October 31, 1998 and 1999, the Company estimates that the total amount spent on research and development activities was approximately $252,000 and $257,000, respectively.

CTI Industries Corporation and Subsidiaries

9.       Employee Benefit Plan

Effective January 1, 1993, the Company established a defined contribution plan for substantially all employees. The plan provides for the Company matching contributions on the first $300 of employee contributions with an additional bonus match of 1% of compensation for all participants who are employees on the last date of the plan year. Profit sharing contributions may also be made at the discretion of the Board of Directors. Employer contributions to the plan totaled $58,188 and $62,506 for the years ended October 31, 1998 and 1999, respectively. The total other expense charged to operations relating to this plan amounted to $9,995 and $5,138 for the years ended October 31, 1998 and 1999, respectively.

10.      Related Party Transactions

The Company obtains legal services from law firms in which several shareholders of the law firms are also shareholders of the Company, and in which one shareholder of the law firms is both a director and a shareholder of the Company. Legal fees incurred with these firms were $195,200 and $101,014 for the years ended October 31, 1998 and 1999.

The Company purchases packaging materials from entities in which shareholders of the Company maintain an ownership interest. Purchases from these affiliates were $458,347 and $251,203 for the years ended October 31, 1998 and 1999.

In 1998 the Company advanced funds totaling $81,352 to officers of the Company. $56,456 of these funds were used to purchase common stock of the Company and is reflected as a contra equity account at October 31, 1999.

11.      Joint Venture

Effective September 16, 1996, the Company entered into a joint venture agreement with a manufacturer in Mexico. The joint venture, CTF International, was formed to engage in the production and packaging of balloons. Under the agreement, both entities will hold a 50% interest in the joint venture. As of October 31, 1998, the Company has made a total capital investment in the joint venture of $77,975 and accounted for its proportionate share of income or loss using the equity method. In July 1999, the Company acquired the remaining 50% of CTF International for $40,000.

12.      Investment in Subsidiary

On January 26, 1998, the Company and Pulidos Y Terminados Finos S.A. de C.V. ("P&TF") entered into an agreement under which (i) the Company subscribed for 45% of the outstanding capital stock of P&TF for $800,000, (ii) the Company loaned to P&TF $850,000 collateralized by certain latex balloon manufacturing equipment, and (iii) the 1995 equipment purchase agreement between the parties was cancelled with respect to 2 pieces of latex balloon manufacturing equipment, which is now owned by CTI and leased to P&TF. The purchase of the capital stock was effective February 1, 1998. The Company accounts for the investment using the equity method.

CTI Industries Corporation and Subsidiaries

13.      Commitments and Contingencies

Operating Leases

The Company leases certain production facilities under a noncancellable lease with monthly payments of $21,432 expiring December 31, 1999. The Company subleases approximately 90% of this facility through December 31, 1999. The
Company's United Kingdom subsidiary also maintains a lease for office and warehouse space which expires in 2019.

The Company leases office equipment under operating leases which expire on various dates between November 1999 and April 2004.

The net rent expense of all lease payments was $115,519 in 1998 and $109,056 in 1999.

The future aggregate minimum net lease payments under existing agreements are as of October 31, as follows:

                                Lease payments    Sublease Income        Net

         2000                   $   151,666        $    42,696      $   108,970
         2001                       106,102               --            106,102
         2002                        93,408               --             93,408
         2003                        69,833               --             69,833
         2004                        60,767               --             60,767
         Thereafter                 775,500               --            775,500

Licenses

The Company has certain merchandising license agreements that require royalty payments based upon the Company's net sales of the respective products. The agreements call for guaranteed minimum commitments that are determined on a calendar year basis. Future guaranteed commitments due, as computed on a pro rata basis, as of October 31, are as follows:

                               2000                                $   735,155
                               2001                                    783,676
                               2002                                    132,085

CTI Industries Corporation and Subsidiaries

14.      Recapitalization

In July 1997, the Company authorized a recapitalization (the "recapitalization") without a formal reorganization. As part of the recapitalization, the Board of Directors approved the creation of Class B Common Stock and negotiated a conversion of all then outstanding shares of the Company's Convertible Preferred Stock into an aggregate of 366,300 shares of Class B Common Stock. The conversion was effective upon the closing of an initial public offering of 500,000 shares of the Company's Common Stock on November 5, 1997. The shares of the Class B Common Stock contain rights identical to shares of Common Stock, except that shares of Class B Common Stock, voting separately as a class, have the right to elect four of the Company's seven directors. Shares of the Common Stock and Class B Common Stock, voting together as a class, vote on all other matters, including the election of the remaining directors. The Board of Directors also approved a 1 for 2.6 reverse stock split on both the Common Stock and Class B Common Stock. The recapitalization and related transactions were approved by written consent of the shareholders.

15.      Public Offering of Securities

In November of 1997, the Company issued 500,000 shares of Common Stock to the public at $12.00 per share. The underwriting discounts and commissions against the sale were $868,443 and the direct costs incurred by the Company were $445,067.

Also in November of 1997, in connection with the underwriting option to purchase additional shares to cover over-allotments, the Company issued 75,000 additional shares of Common Stock to the public at $12.00 per share. The underwriting discount and commissions against the sale were $117,000 with the net proceeds to the Company amounting to $783,000.

16.      Stock Options

On March 19, 1999, the Board of Directors approved for adoption, effective May 6, 1999, the 1999 Stock Option Plan ("Plan"). The Plan authorizes the grant of options to purchase up to an aggregate of 133,333 shares of the Company's Common Stock. As of October 31, 1999, no options had been granted under the 1999 Stock Option Plan.

CTI Industries Corporation and Subsidiaries

16. Stock Options, continued

Under the Company's 1997 Stock Option Plan (effective July 1, 1997), a total of 100,000 shares of Common Stock are reserved for issuance under the Stock Option Plan. Options to purchase 99,667 shares of Common Stock have been granted as of October 31, 1998 and 1999. The options are exercisable immediately upon grant and have a term of ten years. The Plan provides for the award of options, which may either be incentive stock options ("ISOs") within the meaning of Section 422A of the Internal Revenue Code of 1986, as amended (the "Code") or non-qualified options ("NQOs") which are not subject to special tax treatment under the Code. The Plan is administered by the Board or a committee appointed by the Board (the "Administrator"). Officers, directors, and employees of, and consultants to, the Company or any parent or subsidiary corporation selected by the Administrator are eligible to receive options under the Plan. Subject to certain restrictions, the Administrator is authorized to designate the number of shares to be covered by each award, the terms of the award, the date on which and the rates at which options or other awards may be exercised, the method of payment and other terms.

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

In September, 1998 the Company issued an option to purchase 10,000 shares of the Company's Common Stock at an exercise price of $7.50 per share to Thornhill Capital LLC in consideration for services. The option has a term of 10 years.

In December, 1996, certain members of company management were issued warrants to purchase 76,923 shares of the Company's Common Stock at an exercise price of $2.73 per share in consideration of their facilitating and guaranteeing a bank loan to the Company in the amount of $6.3 million. The warrants have a term of six years.

In June, 1997, the Company issued in a private placement notes in the principal amount of $865,000, together with warrants to purchase up to 92,415 shares of the Company's Common Stock at an exercise price of $9.36 per share. The warrants have a term of five years.

In September, 1999, warrants to purchase 16,026 shares of the Company's Common Stock at an exercise price of $9.36 per share were cancelled and reissued at an exercise price of $1.69 per share.

CTI Industries Corporation and Subsidiaries

16. Stock Options, continued

The following is a summary of the activity in the Company's stock option plans and other options issued for the year ended October 31, 1998, and 1999, respectively.

                                                 1998        1999

Outstanding, beginning of period               209,671     272,539
Granted                                         70,667      16,026
Exercised                                       (6,466)       --
Cancelled                                       (1,333)    (17,360)
                                              --------    --------

Outstanding at the end of period               272,539     271,205
                                              ========    ========

Weighted average exercise price per share     $   7.00    $   6.54
                                              ========    ========

Exercisable at end of period                   272,539     271,205
                                              ========    ========

Available for grant at end of period               333     133,666
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

CTI Industries Corporation and Subsidiaries

16. Stock Options, continued

If compensation cost based on fair value method of the options had been used, the Company's net income and earnings per common share (EPS) would have been as follows:

                                       1998

     Net income (loss)             $    122
                                        (89)

     EPS                           $   0.03
                                      (0.02)

The pro forma effect of compensation cost based on the fair value method of the warrants issued in 1999 was not significant.

The fair value of each option was estimated as of the date of the grant using the Black-Scholes option pricing model based on the following assumptions:

                                             1998         1999

          Expected life (years)                 5         3.75
          Volatility                           20%          20%
          Risk-free interest rate             5.0%         6.0%
          Dividend yield                       -            -


The weighted average fair value of options granted during the years ending October 31, 1998 and 1999 was $1,00 and $0.44 per share, respectively.

Significant option and warrant groups outstanding at October 31, 1999 and related weighted average price and remaining life information are as follows:

                                                                  Remaining Life
  Grant Date        Outstanding   Exercisable    Exercise Price      (Years)

September 1998         70,667        70,667          $ 7.78             8
September 1997         37,666        37,666          $ 7.70             7
June 1997              76,389        76,389          $ 9.36             3
September 1999         16,026        16,026          $ 1.69             3
December 1996          70,457        70,457          $ 2.73             2


17.      Earnings Per Share

The Company adopted SFAS No. 128, "Earnings per Share," for the year ended October 31, 1998. Adoption of this pronouncement, which was applied to prior periods presented, did not have a material impact on the Company's financial statements.

CTI Industries Corporation and Subsidiaries

17. Earnings Per Share, continued

Basic earnings per share is computed by dividing the income available to common shareholders, net earnings, less redeemable preferred stock dividends and redeemable common stock accretion, by the weighted average number of shares of common stock outstanding during each period.

Diluted earnings per share is computed by dividing the net earnings by the weighted average number of shares of common stock and common stock equivalents (redeemable common stock, stock options and warrants), unless anti-dilutive, during each period.

Earnings per share for each of the two fiscal years in the period ended October 31, 1999 was computed as follows:

                                              Year Ended                  Year Ended
                                           October 31, 1998            October 31, 1999
                                      -------------------------   --------------------------
                                          Basic        Diluted        Basic        Diluted
Average shares outstanding:
  Weighted average shares
    outstanding                         1,266,003     1,266,003     1,269,984      1,269,984
  Common stock equivalents
    (options/warrants)                       --         107,786          --             --
                                      -----------   -----------   -----------    -----------

                                        1,266,003     1,373,789     1,269,984      1,269,984

Earnings:
  Net income (loss)                   $   121,860   $   121,860   $(1,782,270)   $(1,782,270)
  Dividends applicable to
    Redeemable Preferred stock               --            --            --             --
                                      -----------   -----------   -----------    -----------

Income (loss) available to
    common stockholders               $   121,860   $   121,860   $(1,782,270)   $(1,782,270)
                                      ===========   ===========   ===========    ===========

Net earnings (loss)applicable
    to common shares                  $      0.10   $      0.09   $     (1.40)   $     (1.40)
                                      ===========   ===========   ===========    ===========


18.      Future Adoption of Recently Issued Accounting Standards

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and requires recognition of all derivatives as assets or liabilities in the statement of financial position and measurement of those instruments at fair value. The statement, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. Management has not determined what impact this standard, when adopted, will have on the Company's financial statements.

CTI Industries Corporation and Subsidiaries

19.      Geographic Segment Data

The Company's operations consist of a business segment which designs, manufactures, and distributes balloon products. Transfers between geographic areas were primarily at cost. The Company's subsidiaries have assets consisting primarily of trade accounts receivable and inventory. Sales and selected financial information by geographic area for the years ended October 31, 1998 and 1999 are as follows:

                                             United States   United Kingdom       Mexico    Eliminations    Consolidated
1998
Revenues                                      $ 19,008,359    $  1,751,131   $       --      $   (806,667)   $ 19,952,823
Operating income                                   363,115         137,888           --              --           501,003
Net income                                           3,509         118,351           --              --           121,860
Total Assets                                    22,454,142         769,092           --          (369,613)   $ 22,853,621

1999
Revenues                                      $ 17,388,540    $  1,826,874   $    437,410    $ (1,046,410)   $ 18,606,414
Operating income                                (1,481,723)        130,829        (14,720)           --        (1,365,614)
Net income                                      (1,874,456)        108,622        (16,436)           --        (1,782,270)
Total Assets                                    20,677,206         839,891        412,262    $   (490,372)   $ 21,438,987


20.      Fourth Quarter Adjustments

During the fourth quarter of the year ended October 31, 1998, the Company recorded net charges against pre-tax income of approximately $581,000 primarily related to a revaluation of inventory.


21.      Subsequent Events

On November 4, 1999, a one-for-three reverse stock split became effective. The information presented in these financial statements has been restated to reflect the effect of the reverse split.

On November 12, 1999, the Company entered into an agreement to acquire additional shares of PTF Industrias S.A. de C.V., bringing the Company's common stock ownership to 72%. The Company contributed to the capital of PTF certain outstanding indebtedness of PTF to the company in the amount of approximately $975,000, and certain equipment valued in total at approximately $745,000, in exchange for capital stock of PTF.

In November 1999, 1997 warrants issued to purchase up to 76,388 shares of the Company's common stock for $9.36 were cancelled. New warrants to purchase up to 423,579 shares of the Company's common stock at $1.688 per share were issued. The new warrants have a term of five years.