Form 10QSB
period 2000-01-31
CTI INDUSTRIES CORP
filed 2000-03-21
CIK 1042187

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended January 31, 2000

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

        COMMON STOCK, $.195 par value, 789,736 outstanding Shares and CLASS B COMMON STOCK, $2.73 par value, 366,300 outstanding Shares, as of January 31, 2000.

Part I.  FINANCIAL INFORMATION

Item 1.           Financial Statements

         The following consolidated financial statements of the Registrant are attached to this Form 10-QSB:

                    1. Interim Balance Sheet as of January 31, 2000 and Balance Sheet as of October 31, 1999.

                    2. Interim Statements of Operations for the three month periods ending January 31, 2000, and January 31, 1999.

                    3. Interim Statements of Cash Flows for the three month periods ending January 31, 2000 and January 31, 1999.

         The Financial Statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of results for the periods presented.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation


         Results of Operations

         Net Sales. For the first fiscal quarter ended January 31, 2000, net sales were $7,013,000, as compared to sales of $4,988,000 for the first quarter of 1999, an increase of 40.6%. Sales increased over all product lines - mylar balloons, latex balloons and laminated and printed films. Net sales grew $1,100,000 in the laminations and printed films product line. Latex balloon sales also increased due to the acquisition of an additional equity interest in Pulidos et Terminados Finos, S.A. de C.V., a manufacturer of latex balloons ("PTF").

         Cost of Sales. For the fiscal quarter ended January 31, 2000, cost of sales increased to 67.8% of net sales as compared to 61.7% of net sales in the first fiscal quarter of 1999. The increase was primarily the result of consolidating the results of PTF's operations which currently operate with a higher cost of goods sold percentage than domestic operations.

         Administrative. For the fiscal quarter ended January 31, 2000, administrative expenses were $928,000 or 13.2% of sales as compared to $532,000, or 10.7% of sales for the first quarter of 1999. The primary increase in administrative expenses came from the acquisition of PTF. Beginning in January 2000, PTF's administrative expenses have been reduced and management plans to continue reducing expenses during the remainder of the current fiscal year. Domestically, administrative expenses increased due to costs associated with the reverse stock split, effective in November 1999, and consulting fees incurred in a corporate wide project to improve cost accounting procedures.

         Selling. For the fiscal quarter ended January 31, 2000, selling expenses were $549,000 or 7.8% of sales, as compared to $645,0000, or 12.9% of net sales for the first fiscal quarter of 1999. The decline in selling expense dollars is primarily related to the re-negotiation of certain licensing agreements, which has resulted in a reduction in royalty expenses in the current fiscal year.

         Advertising and Marketing. For the fiscal quarter ended January 31, 2000, advertising and marketing expenses were $332,000 or 4.7% of net sales as compared to $478,000 or 9.6% of net sales in the first quarter of 1999. The decrease in advertising and marketing expense dollars was the result of several factors, mainly reduced servicing costs on several national account programs, and reduced expenditures related to the Company's attendance at fewer trade shows.

         Other Income or Expense. Interest expense increased to $341,000 for the quarter ended January 31, 2000, as compared to $221,000 for the first fiscal quarter of 1999. The increased was due to the consolidation of PTF, whose interest expense totalled $114,000 for the first quarter. During the quarter ended January 31, 2000, the Company sold its building located next to its headquarters in Barrington, IL for a gain of $300,000, and entered into an agreement to lease back the facility.

         Net Income or Loss. For the fiscal quarter ended January 31, 2000, the Company had income before taxes of $442,000 as compared to income before taxes of $74,000 for the first fiscal quarter of 1999. The provision for income taxes for the first fiscal quarter of 2000 was $179,000, resulting in net income of $263,000. The tax provision for the first fiscal quarter of 1999 was $13,000, resulting in net income of $60,000.

Financial Condition

         Liquidity and Capital Resources. Cash flow used in operations during the three months ended January 31, 2000 was $299,000, which was due to increasing accounts receivable driven by increased sales volume. During the first three months of 1999, cash flow provided by operations was $642,000, mainly the result of non-cash depreciation expense and lower inventory levels.

         Investment Activities. During the three months ended January 31, 2000, cash flow provided by investing activities was $1,664,000. The cash inflow was provided by the proceeds from the sale of the building located next to the Company's headquarters. Investments in machinery and equipment were $232,000 for the first quarter of 2000. In the first three months of fiscal 1999, $1,354,000 was used in investing activities, primarily for the purchase of machinery and equipment.

         Financing Activities. For the three months ended January 31, 2000, the Company used $1,504,000 in financing activities, primarily to pay off the long-term mortgage loan that existed on the building which was sold. Cash flow provided by financing activities for the three months ended January 31, 1999 was $798,000, resulting from the proceeds of long-term debt and use of the short-term revolving line of credit.

         At January 31, 2000, the Company had a cash balance of $154,000. The Company's current cash management strategy includes maintaining minimal cash balances and utilizing the revolving line of credit for liquidity. At October 31, 1999, the Company had cash and cash equivalents of $337,000. At January 31, 2000, the Company had working capital of ($539,000), and at October 31, 1999, working capital was $630,000.

         The Company believes that existing capital resources and cash generated from operations will be sufficient to meet the Company's cash requirements for at least 12 months.

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

                  Not applicable.

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


                  (b) The Company has not filed a Current Report on Form 8-K during the quarter covered by this report.

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


         Dated: March 21, 2000              CTI INDUSTRIES CORPORATION


                                            By: /s/ Howard W. Schwan
                                                ----------------------
                                                Howard W. Schwan, President

CTI Industries Corporation and Subsidiaries
Consolidated Balance Sheet
as of January 31, 2000 and October 31, 1999

                                              January 31, 2000  October 31, 1999
                                                   (Unaudited)     (See note)
                                                  ------------    ------------
                               ASSETS
Current assets:
  Cash                                            $    154,161    $    336,832
  Accounts receivable (less allowance
    for doubtful accounts of $235,170
    and $186,251 at January 31, 2000
    and October 31, 1999)                            6,155,258       3,225,802
  Inventories                                        6,109,164       5,425,769
  Deferred tax assets                                  208,926         208,926
  Other                                                562,859         754,303
                                                  ------------    ------------

      Total current assets                          13,190,368       9,951,632

Property and equipment:
  Machinery and equipment                           13,088,308       9,752,302
  Building                                           2,363,744       3,643,675
  Office furniture and equipment                     1,588,707       1,588,382
  Land                                                 250,000         535,000
  Leasehold improvements                               161,885         161,885
  Fixtures and equipment
    at customer locations                            2,031,919       2,031,919
  Projects under construction                          347,826         391,719
                                                  ------------    ------------
                                                    19,832,389      18,104,882
    Less :  accumulated depreciation                (9,504,578)     (9,048,413)
                                                  ------------    ------------

      Total property and equipment, net             10,327,811       9,056,469

Other assets:
  Deferred financing costs, net                         25,361          29,165
  Goodwill associated with acquisition of PTF          635,386            --
  Invesment in subsidiary                                 --           809,773
  Note receivable                                         --           715,422
  Deferred tax assets                                  766,000         766,000
  Other assets                                         298,357         110,526
                                                  ------------    ------------

      Total other assets                             1,725,104       2,430,886
                                                  ------------    ------------

TOTAL ASSETS                                      $ 25,243,283    $ 21,438,987
                                                  ============    ============

See accompanying notes

CTI Industries Corporation and Subsidiaries
Consolidated Balance Sheet
as of January 31, 2000 and October 31, 1999


                                              January 31, 2000  October 31, 1999
                                                    (Unaudited)     (See note)
                                                   ------------    ------------


                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                 $  5,398,386    $  2,980,500
  Line of credit                                      4,016,316       3,574,023
  Notes payable - current portion                       956,916       1,367,070
  Accrued liabilities                                 3,357,883       1,399,689
                                                   ------------    ------------

      Total current liabiliites                      13,729,501       9,321,282

Long-term liabilities:
  Other liabilities                                      92,107          15,928
  Notes payable                                       4,090,803       5,534,876
  Subordinated debt                                     835,000         865,000
                                                   ------------    ------------

      Total long-term liabilities                     5,017,910       6,415,804

Redeemable common stock                                 413,406         413,406
Minority interest                                       571,046            --

Stockholders' equity:
  Common stock - $.195 par value,
    5,000,000 shares  authorized,
    966,327 shares issued, 841,644
   (January 31, 2000) and 870,944
   (October 31, 1999) shares outstanding                188,434         188,434
  Class B Common stock  - $2.73 par value,
    500,000 shares authorized,
    366,300 shares issued and outstanding             1,000,000       1,000,000
  Paid-in-capital                                     5,554,332       5,554,332
  Retained earnings (deficit)                          (218,251)       (481,136)
  Accumulated other comprehensive earnings               36,851          14,548
    Less:
      Treasury stock - 124,683 (January 31, 2000)
        and 95,383 (October 31, 1999) shares           (575,384)       (513,121)
      Redeemable common stock                          (413,406)       (413,406)
      Stock subscription receivable                      (4,700)         (4,700)
      Notes receivable from stockholders                (56,456)        (56,456)
                                                   ------------    ------------

      Total stockholders' equity                      5,511,420       5,288,495
                                                   ------------    ------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY           $ 25,243,283    $ 21,438,987
                                                   ============    ============

Note: The balance sheet at October 31, 1999 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete statements.

See accompanying notes

CTI Industries Corporation and Subsidiaries
Consolidated Statements of Operations


                                                      Quarter Ended January 31
                                                        2000           1999
                                                     (Unaudited)    (Unaudited)
                                                     -----------    -----------
Net Sales                                            $ 7,013,024    $ 4,988,302

Cost of Sales                                          4,756,244      3,076,803
                                                     -----------    -----------

      Gross profit on sales                            2,256,780      1,911,499

Operating expenses:
  Administrative                                         928,285        532,364
  Selling                                                549,400        645,127
  Advertising and marketing                              332,138        477,897
                                                     -----------    -----------

      Total operating expenses                         1,809,823      1,655,388
                                                     -----------    -----------

Income from operations                                   446,957        256,111

Other income (expense):
  Interest expense                                      (340,775)      (220,642)
  Interest income                                          5,776         22,418
  Gain on sale of assets                                 300,467           --
  Other                                                   27,765         15,792
                                                     -----------    -----------

      Total other expense                                 (6,767)      (182,432)
                                                     -----------    -----------

Income before income taxes and minority interest         440,190         73,679

Income tax expense                                       179,430         13,267
                                                     -----------    -----------

Income before minority interest                          260,760         60,412

Minority interest in (loss) of subsidiary                 (2,125)          --
                                                     -----------    -----------

      Net income                                     $   262,885    $    60,412
                                                     ===========    ===========

Income applicable to common shares                   $   262,885    $    60,412
                                                     ===========    ===========

Basic income per common and
   common equivalent shares                          $      0.22    $      0.05
                                                     ===========    ===========

Diluted income per common and
   common equivalent shares                          $      0.21    $      0.05
                                                     ===========    ===========

Weighted average number of shares and
  equivalent shares of common stock outstanding:
    Basic                                              1,217,681      1,278,244
                                                     ===========    ===========

    Diluted                                            1,251,377      1,320,332
                                                     ===========    ===========

CTI Industries Corporation and Subsidiaries
Consolidated Statements of Cash Flows

                                                                           For the quarter ended January 31
                                                                                2000           1999
                                                                             (Unaudited)    (Unaudited)
                                                                             -----------    -----------
Cash flows from operating activities:
  Net income                                                                 $   262,885    $    60,412
  Adjustment to reconcile net income to cash
      provided by (used in) operating activities:
    Depreciation and amortization                                                396,924        317,349
    Equity in loss of subsidiary and joint venture                                  --            3,467
    Minority interest in loss of subsidiary                                       (2,125)          --
    Gain on sale of fixed assets                                                (300,467)          --
    Provision for losses on accounts receivable & inventory                       49,143         99,116
    Change in assets and liabilities:
      Accounts receivable                                                     (2,301,194)      (801,030)
      Inventory                                                                 (205,576)       334,500
      Other assets                                                               543,266        (66,329)
      Accounts payable and accrued expenses                                    1,258,556        694,736
                                                                             -----------    -----------

          Net cash provided by (used in) operating activities                   (298,588)       642,221

Cash flows from investing activities:
  Proceeds from sale of property and equipment                                 1,841,984           --
  Purchases of property and equipment                                           (232,388)    (1,340,193)
  Investment in and advances to PTF                                                 --          (14,240)
  Cash acquired in acquisition of PTF                                             54,029           --
                                                                             -----------    -----------

          Net cash provided by (used in) investing acitivites                  1,663,625     (1,354,433)

Cash flows from financing activities:
  Advances on line of credit                                                   4,700,720      4,215,000
  Repayments on line of credit                                                (4,258,427)    (3,992,141)
  Proceeds from issuance of long-term debt                                          --          695,367
  Repayment of long-term debt                                                 (1,474,227)      (120,668)
  Repayment of short-term debt                                                  (380,000)          --
  Repayment of subordinated debt                                                 (30,000)          --
  Purchase of treasury stock                                                     (62,263)          --
                                                                             -----------    -----------

          Net cash provided by (used in) financing activities                 (1,504,197)       797,558

Effect of exchange rate changes on cash                                          (43,511)        (3,404)
                                                                             -----------    -----------

Net increase (decrease) in cash                                                 (182,671)        81,942

Cash and Equivalents at Beginning of Period                                      336,832        235,333
                                                                             -----------    -----------

Cash and Equivalents at End of Period                                        $   154,161    $   317,275
                                                                             ===========    ===========

See accompanying notes

January 31, 2000

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended January 31, 2000 are not necessarily indicative of the results that may be expected for the year ended October 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report on Form 10-KSB for the year ended October 31, 1999.

Note 2 - Stock Split

On November 4, 1999, a one-for-three reverse stock split became effective. As a result of the reverse stock split, every three shares of the Company's Common Stock were reclassified and changed into one share of the Company's Common Stock with a new par value of $.195 per share, and every three shares of the Company's Class B Common Stock were reclassified and changed into one share of the Company's Class B Common Stock, with a new par value of $2.73 per share.

Note 3 -- Warrants Issued

In November 1999, warrants issued in 1997 to purchase up to 76,388 shares of the Company's Common Stock for $9.36 were cancelled. New warrants to purchase up to 423,579 shares of the Company's Common Stock at $1.688 were issued. The new warrants expire on November 9, 2004.

Note 4  -- Acquisition of majority interest in PTF

On November 12, 1999, the Company entered into an agreement to acquire additional shares of PTF Industrias S.A. de C.V., bringing the Company's Common Stock ownership to approximately 74%. The Company contributed to the capital of PTF certain outstanding indebtedness of PTF to the Company in the amount of 989,400, and certain equipment valued at $855,600, in exchange for capital stock of PTF. The acquisition resulted in the recording of goodwill in the amount of $621,395, which is being amortized over a period of 15 years.

Note 5 - Earnings Per Share

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

Earnings per share for the periods ended January 31, 2000 and 1999 was computed as follows:

CTI Industries Corporation and Subsidiaries

                                                Quarter Ended January 31
                                                     2000         1999
                                                 ----------   ----------
Basic
Average shares outstanding:
  Weighted average number of shares of
    common stock outstanding during the
    period                                        1,217,681    1,278,244
                                                 ==========   ==========

Net income:
  Net income                                     $  262,885   $   60,412

  Amount for per share computation               $  262,885   $   60,412
                                                 ==========   ==========

  Per share amount                               $     0.22   $     0.05
                                                 ==========   ==========


Diluted Average shares outstanding:
  Weighted average number of shares of
    common stock outstanding during the
    period                                        1,217,681    1,278,244
  Net additional shares assuming stock
    options and warrants exercised and
    proceeds used to purchase treasury
    stock                                            33,696       42,088
                                                 ----------   ----------
  Weighted average number of shares and
    equivalent shares of common stock
    outstanding during the period                 1,251,377    1,320,332
                                                 ==========   ==========

Net income:
  Net income                                     $  262,885   $   60,412

  Amount for per share computation               $  262,885   $   60,412
                                                 ==========   ==========

  Per share amount                               $     0.21   $     0.05
                                                 ==========   ==========