Form 10QSB
period 2000-04-30
CTI INDUSTRIES CORP
filed 2000-06-13
CIK 1042187

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended April 30, 2000

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:


     COMMON STOCK, $.195 par value, 841,644 outstanding Shares and CLASS B COMMON STOCK, $2.73 par value, 366,300 outstanding Shares, as of April 30, 2000.

Part I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

The following consolidated financial statements of the Registrant are attached to this Form 10-QSB:

     1. Interim Balance Sheet as of April 30, 2000 and Balance Sheet as of October 31, 1999.

     2. Interim Statements of Operations for the three and six month periods ending April 30, 2000, and April 30, 1999.

     3. Interim Statements of Cash Flows for the six month periods ending April 30, 2000 and April 30, 1999.

The Financial Statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of results for the periods presented.

CTI Industries Corporation and Subsidiaries
Consolidated Balance Sheet
as of April 30, 2000 and October 31, 1999

                                                                     April 30, 2000   October 31, 1999
                                                                       (Unaudited)       (See note)
                                                                      ------------      ------------
                               ASSETS
Current assets:
  Cash                                                                $    426,606      $    336,832
  Accounts receivable  (less allowance for doubtful accounts of
    $248,127 and $186,251 at April 30, 2000 and October 31, 1999)        5,204,310         3,225,802
  Inventories                                                            6,502,469         5,425,769
  Deferred tax assets                                                      208,926           208,926
  Other                                                                    854,655           754,303
                                                                      ------------      ------------
      Total current assets                                              13,196,966         9,951,632

Property and equipment:
  Machinery and equipment                                               13,176,183         9,752,302
  Building                                                               2,366,344         3,643,675
  Office furniture and equipment                                         1,607,383         1,588,382
  Land                                                                     250,000           535,000
  Leasehold improvements                                                   161,885           161,885
  Fixtures and equipment at customer locations                           2,080,852         2,031,919
  Projects under construction                                              152,189           391,719
                                                                      ------------      ------------
                                                                        19,794,836        18,104,882
    Less :  accumulated depreciation                                    (9,739,864)       (9,048,413)
                                                                      ------------      ------------

      Total property and equipment, net                                 10,054,972         9,056,469

Other assets:
  Deferred financing costs, net                                             21,557            29,165
  Goodwill associated with acquisition of PTF                              724,701              --
  Invesment in subsidiary                                                     --             809,773
  Note receivable                                                             --             715,422
  Deferred tax assets                                                      766,000           766,000
  Other assets                                                             295,140           110,526
                                                                      ------------      ------------

      Total other assets                                                 1,807,398         2,430,886
                                                                      ------------      ------------

TOTAL ASSETS                                                          $ 25,059,336      $ 21,438,987
                                                                      ============      ============


See accompanying notes

CTI Industries Corporation and Subsidiaries
Consolidated Balance Sheet
as of April 30, 2000 and October 31, 1999

                                                                  April 30, 2000   October 31, 1999
                                                                    (Unaudited)       (See note)
                                                                   ------------      ------------
                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                 $  5,121,473      $  2,980,500
  Line of credit                                                      4,632,743         3,574,023
  Notes payable - current portion                                       955,811         1,367,070
  Accrued liabilities                                                 3,034,876         1,399,689
                                                                   ------------      ------------

      Total current liabiliites                                      13,744,903         9,321,282

Long-term liabilities:
  Other liabilities                                                     138,694            15,928
  Notes payable                                                       3,854,138         5,534,876
  Subordinated debt                                                     805,000           865,000
                                                                   ------------      ------------

      Total long-term liabilities                                     4,797,832         6,415,804

Redeemable common stock                                                    --             413,406
Minority interest                                                       572,827              --

Stockholders' equity:
  Common stock - $.195 par value, 5,000,000 shares authorized,
    966,327 shares issued, 841,644 (April 30, 2000) and
    870,944 (October 31, 1999) shares outstanding                       188,434           188,434
  Class B Common stock  - $2.73 par value, 500,000 shares
    authorized, 366,300 shares issued and outstanding                 1,000,000         1,000,000
  Paid-in-capital                                                     5,554,332         5,554,332
  Retained earnings (deficit)                                          (192,512)         (481,136)
  Accumulated other comprehensive earnings                               30,060            14,548
    Less:
      Treasury stock - 124,683 (April 30, 2000) and 95,383
        (October 31, 1999) shares                                      (575,384)         (513,121)
      Redeemable common stock                                              --            (413,406)
      Stock subscription receivable                                      (4,700)           (4,700)
      Notes receivable from stockholders                                (56,456)          (56,456)
                                                                   ------------      ------------

      Total stockholders' equity                                      5,943,774         5,288,495
                                                                   ------------      ------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                           $ 25,059,336      $ 21,438,987
                                                                   ============      ============

Note: The balance sheet at October 31, 1999 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete statements.


See accompanying notes

CTI Industries Corporation and Subsidiaries
Consolidated Statements of Operations

                                                                     Quarter Ended April 30               Year to Date April 30

                                                                      2000             1999             2000               1999
                                                                  (Unaudited)      (Unaudited)       (Unaudited)        (Unaudited)
                                                                 ------------      ------------      ------------      ------------
Net Sales                                                        $  6,450,931      $  4,861,980      $ 13,463,955      $  9,850,282

Cost of Sales                                                       4,403,137         3,604,402         9,159,381         6,681,205
                                                                 ------------      ------------      ------------      ------------

      Gross profit on sales                                         2,047,794         1,257,578         4,304,574         3,169,077

Operating expenses:
  Administrative                                                      861,541           556,693         1,789,826         1,089,058
  Selling                                                             522,511           656,359         1,071,911         1,301,485
  Advertising and marketing                                           321,840           399,682           653,978           877,579
                                                                 ------------      ------------      ------------      ------------

      Total operating expenses                                      1,705,892         1,612,734         3,515,715         3,268,122
                                                                 ------------      ------------      ------------      ------------

Income (loss) from operations                                         341,902          (355,156)          788,859           (99,045)

Other income (expense):
  Interest expense                                                   (324,220)         (214,315)         (664,995)         (434,957)
  Interest income                                                       2,861            23,007             8,637            45,425
  Gain on sale of assets                                                 --                --             300,467              --
  Other                                                                20,887            67,284            48,651            83,076
                                                                 ------------      ------------      ------------      ------------

      Total other income (expense)                                   (300,472)         (124,024)         (307,240)         (306,456)
                                                                 ------------      ------------      ------------      ------------

Income (loss) before income taxes and minority interest                41,430          (479,180)          481,619          (405,501)

Income tax expense (benefit)                                            2,440           (83,829)          181,869           (70,562)
                                                                 ------------      ------------      ------------      ------------

Income (loss) before minority interest                                 38,990          (395,351)          299,750          (334,939)

Minority interest in profit of subsidiary                              13,251              --              11,126              --
                                                                 ------------      ------------      ------------      ------------

      Net income  (loss)                                         $     25,739      $   (395,351)     $    288,624      $   (334,939)
                                                                 ============      ============      ============      ============

Income (loss) applicable to common shares                        $     25,739      $   (395,351)     $    288,624      $   (334,939)
                                                                 ============      ============      ============      ============

Basic income (loss) per common and common equivalent shares      $       0.02      $      (0.31)     $       0.24      $      (0.26)
                                                                 ============      ============      ============      ============

Diluted income (loss) per common and common equivalent shares    $       0.02      $      (0.31)     $       0.22      $      (0.26)
                                                                 ============      ============      ============      ============

Weighted average number of shares and equivalent shares of common stock outstanding:

    Basic                                                           1,207,944         1,278,140         1,212,813         1,278,192
                                                                 ============      ============      ============      ============
    Diluted                                                         1,336,828         1,278,140         1,305,403         1,278,192
                                                                 ============      ============      ============      ============

CTI Industries Corporation and Subsidiaries
Consolidated Statements of Cash Flows

                                                                For the six months ended April 30

                                                                       2000            1999
                                                                   (Unaudited)      (Unaudited)
                                                                  ------------      ------------
Cash flows from operating activities:
  Net income  (loss)                                              $    288,624      $   (334,939)
  Adjustment to reconcile net income to cash
      provided by (used in) operating activities:
    Depreciation and amortization                                      799,927           655,917
    Equity in loss of subsidiary and joint venture                        --             (25,505)
    Minority interest in profit of subsidiary                           11,126              --
    Gain on sale of fixed assets                                      (300,467)             --
    Provision for losses on accounts receivable & inventory            111,277           142,459
    Change in assets and liabilities:
      Accounts receivable                                           (1,377,599)         (470,209)
      Inventory                                                       (633,662)        1,632,431
      Other assets                                                    (488,086)         (260,444)
      Accounts payable and accrued expenses                          1,349,872           154,597
                                                                  ------------      ------------

          Net cash provided by (used in) operating activities         (238,988)        1,494,307

Cash flows from investing activities:
  Proceeds from sale of property and equipment                       1,841,984              --
  Purchases of property and equipment                                 (317,676)       (1,600,437)
  Investment in and advances to PTF                                       --             (31,115)
  Cash acquired in acquisition of PTF                                   54,029              --
                                                                  ------------      ------------

          Net cash provided by (used in) investing acitivites        1,578,337        (1,631,552)

Cash flows from financing activities:
  Advances on line of credit                                        10,934,254         9,110,000
  Repayments on line of credit                                      (9,875,534)       (9,179,244)
  Proceeds from issuance of long-term debt                                --             822,489
  Repayment of long-term debt                                       (1,711,997)         (313,370)
  Repayment of short-term debt                                        (380,000)             --
  Repayment of subordinated debt                                       (60,000)             --
  Purchase of treasury stock                                           (62,263)           (2,668)
  Purchase additional shares in P&TF from minority                    (109,547)             --
                                                                  ------------      ------------

          Net cash provided by (used in) financing activities       (1,265,087)          437,207

Effect of exchange rate changes on cash                                 15,512           (17,252)
                                                                  ------------      ------------

Net increase (decrease) in cash                                         89,774           282,710

Cash and Equivalents at Beginning of Period                            336,832           235,333
                                                                  ------------      ------------

Cash and Equivalents at End of Period                             $    426,606      $    518,043
                                                                  ============      ============


See accompanying notes

April 30, 2000

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended April 30, 2000 are not necessarily indicative of the results that may be expected for the year ended October 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report on Form 10-KSB for the year ended October 31, 1999.

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

Note 4 -- Acquisition of majority interest in PTF

On November 12, 1999, the Company entered into an agreement to acquire additional shares of PTF Industrias S.A. de C.V., bringing the Company's Common Stock ownership to approximately 74%. The Company contributed to the capital of PTF certain outstanding indebtedness of PTF to the Company in the amount of 989,400, and certain equipment valued at $855,600, in exchange for capital stock of PTF. The acquisition resulted in the recording of goodwill in the amount of $621,395, which is being amortized over a period of 15 years. On March 8, 2000, the Company acquired an additional 2% interest in PTF. The new shares were purchased for $85,652 in cash, resulting in $43,000 of additional goodwill.

Note 5 - Earnings Per Share

The Company adopted SFAS No. 128, "Earnings per Share," for the year ended October 31, 1998. Adoption of this pronouncement did not have a material impact on the Company's financial statements.

Basic earnings per share is computed by dividing the income  available to common
shareholders  by  the  weighted   average  number  of  shares  of  common  stock
outstanding during each period.

Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents (stock options and warrants), unless anti-dilutive, during each period.

Earnings per share for the periods ended April 30, 2000 and 1999 was computed as follows:

CTI Industries Corporation and Subsidiaries

                                              Quarter Ended April 30            Year to Date April 30

                                               2000            1999             2000            1999
                                            -----------     -----------      -----------     -----------
Basic
Average shares outstanding:
  Weighted average number of shares of
    common stock outstanding during the
    period                                    1,207,944       1,278,140        1,212,813       1,278,192
                                            ===========     ===========      ===========     ===========

Net income:
  Net income  (loss)                        $    25,739     $  (395,351)     $   288,624     $  (334,939)

  Amount for per share computation          $    25,739     $  (395,351)     $   288,624     $  (334,939)
                                            ===========     ===========      ===========     ===========

  Per share amount                          $      0.02     $     (0.31)     $      0.24     $     (0.26)
                                            ===========     ===========      ===========     ===========


Diluted Average shares outstanding:
  Weighted average number of shares of
    common stock outstanding during the
    period                                    1,207,944       1,278,140        1,212,813       1,278,192
  Net additional shares assuming stock
    options and warrants exercised and
    proceeds used to purchase treasury
    stock                                       128,884            --             92,590            --
                                            -----------     -----------      -----------     -----------
  Weighted average number of shares and
    equivalent shares of common stock
    outstanding during the period             1,336,828       1,278,140        1,305,403       1,278,192
                                            ===========     ===========      ===========     ===========

Net income:
  Net income (loss)                         $    25,739     $  (395,351)     $   288,624     $  (334,939)

  Amount for per share computation          $    25,739     $  (395,351)     $   288,624     $  (334,939)
                                            ===========     ===========      ===========     ===========

  Per share amount                          $      0.02     $     (0.31)     $      0.22     $     (0.26)
                                            ===========     ===========      ===========     ===========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Results of Operations

     Net Sales. For the fiscal quarter ended April 30, 2000, net sales were $6,451,000, as compared to sales of $4,862,000 for the second quarter of 1999, an increase of 32.7%. Net sales for the first six months of fiscal 2000 increased 36.7% to $13,464,000, as compared to net sales of $9,850,000 for the same period in 1999. Sales increased over all product lines - mylar balloons, latex balloons and laminated and printed films. Net sales in the laminations and printed films product line doubled in the first six months of 2000 as compared to net sales during the first six months of fiscal 1999. Latex balloon sales also increased due to the acquisition of a majority equity interest in, and resulting consolidation of, Pulidos et Terminados Finos, S.A. de C.V. ("PTF"), a manufacturer of latex balloons.

     Cost of Sales. For the fiscal quarter ended April 30, 2000, cost of sales decreased to 68.3% of net sales as compared to 74.1% of net sales in the second fiscal quarter of 1999. This decrease was a result of higher units of production and increased gross margins in domestic operations. Cost of goods sold were 68.0% of net sales for the first six months of fiscal 2000, as compared to 67.8% for the same period of 1999.

     Administrative. For the fiscal quarter ended April 30, 2000, administrative expenses were $862,000, or 13.4% of sales as compared to $557,000, or 11.5% of sales for the second fiscal quarter of 1999. For the first six months of fiscal 2000, administrative expenses were $1,790,000, or 13.3% of sales as compared to $1,089,000, or 11.1% of sales for the same period of 1999. The primary increase in administrative expenses for both the second quarter 2000 and first six months of 2000 came from the acquisition of PTF and the subsequent consolidation of administrative expenses. Domestically, administrative expenses increased due to costs associated with the reverse stock split, and consulting fees incurred in a corporate wide project to improve cost accounting procedures.

     Selling. For the fiscal quarter ended April 30, 2000, selling expenses were $523,000, or 8.1% of sales, as compared to $656,000, or 13.5% of net sales for the second fiscal quarter of 1999. For the first six months of fiscal 2000, selling expenses were $1,072,000, or 8.0% of sales as compared to $1,301,000, or 13.2% of net sales for the same period of 1999. The decline in selling expense dollars is primarily related to the re-negotiation of certain licensing agreements, reducing royalty expenses.

     Advertising and Marketing. For the fiscal quarter ended April 30, 2000, advertising and marketing expenses were $322,000, or 5.0% of net sales as compared to $400,000, or 8.2% of net sales in the second fiscal quarter of 1999. For the first six months of fiscal 2000, advertising and marketing expenses were $654,000, or 4.9% of sales as compared to $878,000, or 8.9% of net sales for the same period of 1999. The decrease in advertising and marketing expense dollars came from several items, mainly reduced servicing costs on several national account programs, and reduced expenditures related to the Company's attendance at fewer trade shows.

     Other Income or Expense. Interest expense increased to $324,000 for the quarter ended April 30, 2000, as compared to $214,000 for the second fiscal quarter of 1999. Interest expense increased to $665,000 for the six months ended April 30, 2000, as compared to $435,000 for the second fiscal quarter of 1999. The increases were due to the consolidation of PTF, whose interest expense totalled $92,000 for the second quarter 2000, and $206,000 for the first six months of 2000. During the quarter ended January 31, 2000, the Company sold its building located next to its headquarters in Barrington, Illinois and entered into an agreement to lease back the facility.

     Net Income or Loss. For the fiscal quarter ended April 30, 2000, the Company had income before taxes and minority interest of $41,000 as compared to a loss before taxes of $479,000 for the second fiscal quarter of 1999. Income tax expense for the second quarter of fiscal 2000 was $2,000, resulting in net income of $26,000. The income tax benefit for the second quarter of fiscal 1999 was $84,000, resulting in a net loss of $395,000. For the six months ended April 30, 2000, net income was $289,000, as compared to a net loss of $335,000 for the first six months of fiscal 1999.

Financial Condition

     Liquidity and Capital Resources. Cash flow used in operations during the six months ended April 30, 2000 was $239,000, which was affected by increasing accounts receivable driven by increased sales volume. During the first six months of 1999, cash flows provided by operations was $1,494,000, primarily the result of a decreasing inventory level.

     Investment Activities. During the six months ended April 30, 2000, cash flow provided by investing activities was $1,578,000. The cash inflow was provided by the proceeds from the sale of the building located next to the Company's headquarters. Investments in machinery and equipment were $318,000 for the first six months of 2000.

In the first six months of 1999, $1,632,000 was used in investing activities, primarily for the purchase of machinery and equipment.

     Financing Activities. For the first six months ended April 30, 2000, the Company used $1,265,000 in financing activities, primarily to pay off the long-term mortgage loan that existed on the building which was sold. For the six months ended April 30, 1999, the Company generated $437,000 in financing activities, mainly as a result of proceeds from the issuance of long term debt.

     At April 30, 2000, the Company maintained a cash balance of $427,000. The Company's current cash management strategy includes maintaining minimal cash balances and utilizing its revolving line of credit for liquidity. At October 31, 1999, the Company had cash and cash equivalents of $337,000. At April 30, 2000, the Company had working capital of ($548,000), and at October 31, 1999, working capital was $630,000.

     The Company believes that existing capital resources and cash generated from operations will be sufficient to meet the Company's requirements for at least 12 months.

     Seasonality. In the mylar product line, sales have historically been seasonal, with approximately 20% to 27% of annual sales of mylar being generated in December and January and 11% to 13% of annual mylar sales being generated in June and July in recent years. The sale of latex balloons and laminated film products have not historically been seasonal.

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

Dated: June 14, 2000       CTI INDUSTRIES CORPORATION


                                                 By: /s/ HOWARD W. SCHWAN
                                                     ---------------------------
                                                     Howard W. Schwan, President