Form 10QSB
period 2000-07-31
CTI INDUSTRIES CORP
filed 2000-09-13
CIK 1042187

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended July 31, 2000

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:


     COMMON STOCK, $.195 par value, 841,644 outstanding Shares and CLASS B COMMON STOCK, $2.73 par value, 366,300 outstanding Shares, as of July 31, 2000.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

The following consolidated financial statements of the Registrant are attached to this Form 10-QSB:

     1. Interim Balance Sheet as of July 31, 2000 and Balance Sheet as of October 31, 1999.

     2. Interim Statements of Operations for the three and nine month periods ending July 31, 2000, and July 31, 1999.

     3. Interim Statements of Cash Flows for the nine month periods ending July 31, 2000 and July 31, 1999.

     The Financial Statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of results for the periods presented. A quarterly review of the third quarter financial statements has not been performed by an independent certified public accountant in accordance with Statement of Auditing Standards No. 71.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Results of Operations

     Net Sales. For the fiscal quarter ended July 31, 2000, net sales were $4,966,000, as compared to sales of $3,899,000 for the third quarter of 1999, an increase of 27.4%. Net sales for the first nine months of fiscal 2000 increased 34.0% to $18,430,000 compared to sales of $13,750,000 for the same period in 1999. Sales increased over all product lines - mylar balloons, latex balloons and laminated and printed films. Net sales in the laminations and printed films product line increased 54.3% in the first nine months of 2000 as compared to the first nine months of fiscal 1999. Latex balloons sales also increased due to the acquisition of a majority equity interest in, and resulting consolidation of, CTI Mexico Corporation, S.A. de C.V. ("CTI Mexico"), a manufacturer of latex balloons.

     Cost of Sales. For the fiscal quarter ended July 31, 2000, cost of sales decreased to 71.4% of net sales as compared to 80.9% of net sales in the third fiscal quarter of 1999. The decrease was a result of higher units of production and increased gross margins in domestic operations. Cost of goods sold was 68.9% of net sales for the first nine months of fiscal 2000, as compared to 71.5% for the same period of 1999.

     Administrative. For the fiscal quarter ended July 31, 2000, administrative expenses were $809,000 or 16.3% of sales as compared to $565,000, or 14.5% of sales for the third fiscal quarter of 1999. For the first nine months of fiscal 2000, administrative expenses were $2,599,000 or 14.1% of sales as compared to $1,654,000, or 12.0% of sales for the same period of 1999. The primary increase in administrative expenses for both the third quarter 2000 and first nine months of 2000 came from the acquisition of CTI Mexico and the subsequent consolidation of administrative expenses. Domestically, administrative expenses increased due to costs associated with the reverse stock split, and consulting fees incurred in a corporate wide project to improve cost accounting procedures.

     Selling. For the fiscal quarter ended July 31, 2000, selling expenses were $448,000 or 9.0% of sales, as compared to $600,000, or 15.4% of net sales for the third fiscal quarter of 1999. For the first nine months of fiscal 2000, selling expenses were $1,520,000 or 8.2% of sales as compared to $1,902,000, or 13.8% of net sales for the same period of 1999. The decline in selling expense dollars is primarily related to the re-negotiation of certain licensing agreements, reducing royalty expenses.

     Advertising and Marketing. For the fiscal quarter ended July 31, 2000, advertising and marketing expenses were $299,000 or 6.0% of net sales as compared to $331,000 or 8.5% of net sales in the third fiscal quarter of 1999. For the first nine months of fiscal 2000, advertising and marketing expenses were $953,000 or 5.2% of sales as compared to $1,209,000, or 8.8% of net sales for the same period of 1999. The decrease in advertising and marketing expense dollars came from several items, mainly reduced servicing costs on several national account programs, and reduced expenditures related to the Company's attendance at fewer trade shows.

     Other Income or Expense. Interest expense increased to $304,000 for the quarter ended July 31, 2000, as compared to $249,000 for the third fiscal quarter of 1999. Interest expense increased to $969,000 for the nine months ended July 31, 2000, as compared to $684,000 for the first nine months of 1999. The increases were primarily due to the consolidation of CTI Mexico, whose interest expense totaled $56,000 for the third quarter 2000, and $262,000 for the first nine months of 2000. During the quarter ended January 31, 2000, the Company sold its building located next to its headquarters in Barrington, Illinois and entered into an agreement to lease back the facility.

     Net Income or Loss. For the fiscal quarter ended July 31, 2000, the Company had a loss before taxes and minority interest of $437,000 as compared to a loss before taxes of $894,000 for the third fiscal quarter of 1999. The income tax benefit for the third quarter of fiscal 2000 was $163,000, resulting in a net loss of $265,000. The income tax benefit for the third quarter of fiscal 1999 was $436,000, resulting in a net loss of $457,000. For the nine months ended July 31, 2000, net income was $23,000 as compared to a net loss of $792,000 for the first nine months of fiscal 1999.

Financial Condition

     Liquidity and Capital Resources. Cash flow provided by operations during the nine months ended July 31, 2000 was $746,000, which was affected by increases in accounts payable, accounts receivable and inventory. During the first nine months of 1999, cash flows provided by operations was $1,955,000, primarily the result of a decreasing inventory level.

     Investment Activities. During the nine months ended July 31, 2000, cash flow provided by investing activities was $1,365,000. The cash inflow was provided by the proceeds from the sale of the building located next to the Company's headquarters. Investments in machinery and equipment were $531,000 for the first nine months of 2000. In the first nine months of 1999, $2,052,000 was used in investing activities, primarily for the purchase of machinery and equipment.

     Financing Activities. For the nine months ended July 31, 2000, the Company used $2,134,000 in financing activities, primarily to pay off the long-term mortgage loan that existed on the building which was sold. For the nine months ended July 31, 1999, the Company generated $283,000 in financing activities, mainly as a result of proceeds from the issuance of long-term debt.

     At July 31, 2000, the Company maintained a cash balance of $308,000. The Company's current cash management strategy includes maintaining minimal cash balances and utilizing the revolving line of credit for liquidity. At October 31, 1999, the Company had cash and cash equivalents of $337,000. At July 31, 2000, the Company had working capital of ($965,000), and at October 31, 1999, working capital was $630,000. The reduction in working capital resulted primarily from the consolidation of accounts with CTI Mexico.

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

Item 6. Exhibits and Reports on Form 8-K


     (a) The Company has not filed a Current Report on Form 8-K during the quarter covered by this report.

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

Dated: September __, 2000               CTI INDUSTRIES CORPORATION


                                        By:  /s/ Howard W. Schwan
                                             -----------------------------------
                                             Howard W. Schwan, President

CTI Industries Corporation and Subsidiaries
Consolidated Balance Sheet
as of July 31, 2000 and October 31, 1999


                                                                     July 31, 2000          October 31, 1999
                                                                      (Unaudited)              (See note)
                                                                     -------------          ----------------
                               ASSETS

Current assets:
  Cash                                                                $    308,050            $    336,832
  Accounts receivable  (less allowance for
    doubtful accounts of $277,125. and $186,251
    at July 31, 2000 and October 31, 1999)                               4,267,724               3,225,802
  Inventories                                                            6,740,947               5,425,769
  Deferred tax assets                                                      208,926                 208,926
  Other                                                                    579,638                 754,303
                                                                      ------------            ------------

      Total current assets                                              12,105,285               9,951,632

Property and equipment:
  Machinery and equipment                                               13,232,937               9,752,302
  Building                                                               2,369,069               3,643,675
  Office furniture and equipment                                         1,607,429               1,588,382
  Land                                                                     250,000                 535,000
  Leasehold improvements                                                   161,885                 161,885
  Fixtures and equipment at customer locations                           2,080,852               2,031,919
  Projects under construction                                              306,062                 391,719
                                                                      ------------            ------------
                                                                        20,008,234              18,104,882
    Less :  accumulated depreciation                                   (10,122,527)             (9,048,413)
                                                                      ------------            ------------

      Total property and equipment, net                                  9,885,707               9,056,469

Other assets:
  Deferred financing costs, net                                             17,752                  29,165
  Goodwill associated with acquisition of CTI Mexico                       712,464                    --
  Invesment in subsidiary                                                     --                   809,773
  Note receivable                                                             --                   715,422
  Deferred tax assets                                                      766,000                 766,000
  Other assets                                                             307,193                 110,526
                                                                      ------------            ------------

      Total other assets                                                 1,803,409               2,430,886
                                                                      ------------            ------------

TOTAL ASSETS                                                          $ 23,794,401            $ 21,438,987
                                                                      ============            ============

See accompanying notes

CTI Industries Corporation and Subsidiaries
Consolidated Balance Sheet
as of July 31, 2000 and October 31, 1999


                                                                     July 31, 2000          October 31, 1999
                                                                      (Unaudited)              (See note)
                                                                     -------------          ----------------
                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                    $  5,025,244            $  2,980,500
  Line of credit                                                         3,785,731               3,574,023
  Notes payable - current portion                                        1,205,811               1,367,070
  Accrued liabilities                                                    3,053,443               1,399,689
                                                                      ------------            ------------

      Total current liabiliites                                         13,070,229               9,321,282

Long-term liabilities:
  Other liabilities                                                        115,735                  15,928
  Notes payable                                                          3,612,555               5,534,876
  Subordinated debt                                                        775,000                 865,000
                                                                      ------------            ------------

      Total long-term liabilities                                        4,503,290               6,415,804

Redeemable common stock                                                       --                   413,406
Minority interest                                                          564,472                    --

Stockholders' equity:
  Common stock - $.195 par value, 5,000,000 shares
    authorized, 966,327 shares issued, 841,644 (July 31, 2000)
    and 870,944 (October 31, 1999) shares outstanding                      188,434                 188,434
  Class B Common stock  - $2.73 par value, 500,000 shares
    authorized, 366,300 shares issued and outstanding                    1,000,000               1,000,000
  Paid-in-capital                                                        5,554,332               5,554,332
  Retained earnings (deficit)                                             (457,856)               (481,136)
  Accumulated other comprehensive earnings                                   8,040                  14,548
    Less:
      Treasury stock -- 124,683 (July 31, 2000) and 95,383
        (October 31, 1999) shares                                         (575,384)               (513,121)
      Redeemable common stock                                                 --                  (413,406)
      Stock subscription receivable                                         (4,700)                 (4,700)
      Notes receivable from stockholders                                   (56,456)                (56,456)
                                                                      ------------            ------------

      Total stockholders' equity                                         5,656,410               5,288,495
                                                                      ------------            ------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                              $ 23,794,401            $ 21,438,987
                                                                      ============            ============


Note: The balance sheet at October 31, 1999 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete statements.

See accompanying notes

CTI Industries Corporation and Subsidiaries
Consolidated Statements of Operations


                                                                     Quarter Ended July 31           Year to Date July 31
                                                                     2000            1999            2000            1999
                                                                  (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)
                                                                 ------------    ------------    ------------    ------------
Net Sales                                                        $  4,966,109    $  3,899,451    $ 18,430,064    $ 13,749,733

Cost of Sales                                                       3,546,458       3,155,029      12,705,839       9,836,235
                                                                 ------------    ------------    ------------    ------------

      Gross profit on sales                                         1,419,651         744,422       5,724,225       3,913,498

Operating expenses:
  Administrative                                                      808,916         565,367       2,598,741       1,654,426
  Selling                                                             448,323         600,065       1,520,234       1,901,549
  Advertising and marketing                                           298,688         331,288         952,666       1,208,867
                                                                 ------------    ------------    ------------    ------------

      Total operating expenses                                      1,555,927       1,496,720       5,071,641       4,764,842
                                                                 ------------    ------------    ------------    ------------

Income (loss) from operations                                        (136,276)       (752,298)        652,584        (851,344)

Other income (expense):
  Interest expense                                                   (304,286)       (248,603)       (969,282)       (683,560)
  Interest income                                                       1,815          20,752          10,452          66,177
  Gain on sale of assets                                                 --              --           300,467            --
  Other                                                                 1,781          86,472          50,432         169,548
                                                                 ------------    ------------    ------------    ------------

      Total other income (expense)                                   (300,690)       (141,379)       (607,931)       (447,835)
                                                                 ------------    ------------    ------------    ------------

Income (loss) before income taxes and minority interest              (436,966)       (893,677)         44,653      (1,299,179)

Income tax expense (benefit)                                         (163,267)       (436,298)         18,602        (506,860)
                                                                 ------------    ------------    ------------    ------------

Income (loss) before minority interest                               (273,699)       (457,379)         26,051        (792,319)

Minority interest in profit (loss) of subsidiary                       (8,355)           --             2,771            --
                                                                 ------------    ------------    ------------    ------------

      Net income  (loss)                                         $   (265,344)   $   (457,379)   $     23,280    $   (792,319)
                                                                 ============    ============    ============    ============

Income (loss) applicable to common shares                        $   (265,344)   $   (457,379)   $     23,280    $   (792,319)
                                                                 ============    ============    ============    ============

Basic income (loss) per common and common equivalent shares      $      (0.22)   $      (0.36)   $       0.02    $      (0.62)
                                                                 ============    ============    ============    ============

Diluted income (loss) per common and common equivalent shares    $      (0.22)   $      (0.36)   $       0.02    $      (0.62)
                                                                 ============    ============    ============    ============

Weighted average number of shares and equivalent shares of
  common stock outstanding:
    Basic                                                           1,207,944       1,273,614       1,211,190       1,276,666
                                                                 ============    ============    ============    ============

    Diluted                                                         1,207,944       1,273,614       1,290,466       1,276,666
                                                                 ============    ============    ============    ============


See accompanying notes

CTI Industries Corporation and Subsidiaries
Consolidated Statements of Cash Flows


                                                                          For the nine months ended July 31
                                                                            2000                     1999
                                                                         (Unaudited)              (Unaudited)
                                                                         ------------            ------------
Cash flows from operating activities:
  Net income  (loss)                                                     $     23,280            $   (792,319)
  Adjustment to reconcile net income (loss) to cash
      provided by operating activities:
    Depreciation and amortization                                           1,201,869               1,029,620
    Equity in loss of subsidiary and joint venture                               --                     4,970
    Minority interest in profit of subsidiary                                   2,771                    --
    Gain on sale of fixed assets                                             (300,467)                   --
    Provision for losses on accounts receivable & inventory                   168,055                 205,589
    Change in assets and liabilities:
      Accounts receivable                                                    (468,405)                286,855
      Inventory                                                              (901,526)              1,560,887
      Other assets                                                           (228,360)               (402,309)
      Accounts payable and accrued expenses                                 1,249,251                  61,251
                                                                         ------------            ------------

          Net cash provided by operating activities                           746,468               1,954,544

Cash flows from investing activities:
  Proceeds from sale of property and equipment                              1,841,984                    --
  Purchases of property and equipment                                        (531,073)             (1,932,811)
  Investment in and advances to PTF                                              --                   (45,515)
  Acquisition of CTF International                                               --                   (74,024)
  Cash acquired in acquisition of PTF                                          54,029                    --
                                                                         ------------            ------------

          Net cash provided by (used in) investing acitivites               1,364,940              (2,052,350)

Cash flows from financing activities:
  Advances on line of credit                                               15,144,295              13,090,000
  Repayments on line of credit                                            (14,932,587)            (13,906,856)
  Proceeds from issuance of long-term debt                                       --                 1,187,281
  Proceeds from issuance of short-term debt                                   250,000                 570,000
  Repayment of long-term debt                                              (1,953,580)               (617,600)
  Repayment of short-term debt                                               (380,000)                   --
  Repayment of subordinated debt                                              (90,000)                   --
  Purchase of treasury stock                                                  (62,263)                (39,693)
  Purchase additional shares in CTI Mexico from minority                     (109,547)                   --
                                                                         ------------            ------------

          Net cash provided by (used in) financing activities              (2,133,682)                283,132

Effect of exchange rate changes on cash                                        (6,508)                (16,214)
                                                                         ------------            ------------

Net increase (decrease) in cash                                               (28,782)                169,112

Cash and Equivalents at Beginning of Period                                   336,832                 235,333
                                                                         ------------            ------------

Cash and Equivalents at End of Period                                    $    308,050            $    404,445
                                                                         ============            ============

See accompanying notes

July 31, 2000

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended July 31, 2000 are not necessarily indicative of the results that may be expected for the year ended October 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report on Form 10-KSB for the year ended October 31, 1999.

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

Note 4 -- Acquisition of majority interest in CTI Mexico

On November 12, 1999, the Company entered into an agreement to acquire additional shares of CTI Mexico Corporation, S.A. de C.V. ("CTI Mexico"), bringing the Company's Common Stock ownership to approximately 74%. The Company contributed to the capital of CTI Mexico certain outstanding indebtedness of CTI Mexico to the Company in the amount of 989,400, and certain equipment valued at $855,600, in exchange for capital stock of CTI Mexico. The acquisition resulted in the recording of goodwill in the amount of $621,395, which is being amortized over a period of 15 years. On March 8, 2000, the Company acquired an additional 2% interest in CTI Mexico. The new shares were purchased for $85,652 in cash, resulting in $98,076 of additional goodwill.

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

Earnings per share for the periods ended July 31, 2000 and 1999 was computed as follows:

CTI Industries Corporation and Subsidiaries


                                                        Quarter Ended July 31                 Year to Date July 31
                                                       2000               1999               2000              1999
                                                   -----------        -----------        -----------       -----------
Basic
Average shares outstanding:
  Weighted average number of shares of
    common stock outstanding during the
    period                                           1,207,944          1,273,614          1,211,190         1,276,666
                                                   ===========        ===========        ===========       ===========

Net income:
  Net income  (loss)                               $  (265,344)       $  (457,379)       $    23,280       $  (792,319)

  Amount for per share computation                 $  (265,344)       $  (457,379)       $    23,280       $  (792,319)
                                                   ===========        ===========        ===========       ===========

  Per share amount                                 $     (0.22)       $     (0.36)       $      0.02       $     (0.62)
                                                   ===========        ===========        ===========       ===========


Diluted Average shares outstanding:
  Weighted average number of shares of
    common stock outstanding during the
    period                                           1,207,944          1,273,614          1,211,190         1,276,666
  Net additional shares assuming stock
    options and warrants exercised and
    proceeds used to purchase treasury
    stock                                                 --                 --               79,276              --
                                                   -----------        -----------        -----------       -----------
  Weighted average number of shares and
    equivalent shares of common stock
    outstanding during the period                    1,207,944          1,273,614          1,290,466         1,276,666
                                                   ===========        ===========        ===========       ===========

Net income:
  Net income (loss)                                $  (265,344)       $  (457,379)       $    23,280       $  (792,319)

  Amount for per share computation                 $  (265,344)       $  (457,379)       $    23,280       $  (792,319)
                                                   ===========        ===========        ===========       ===========

  Per share amount                                 $     (0.22)       $     (0.36)       $      0.02       $     (0.62)
                                                   ===========        ===========        ===========       ===========