Form 10QSB
period 1999-12-31
CTI INDUSTRIES CORP
filed 2000-11-22
CIK 1042187

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from November 1, 1999 to December 31, 1999

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

                                October 31, 1999
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and has been subject to such filing requirements for the past 90 days.

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     COMMON STOCK, $.195 par value, 841,644 outstanding Shares and CLASS B COMMON STOCK, $2.73 par value, 366,300 outstanding Shares, as of December 31, 1999.

                  TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT
                                  (check one)
                             Yes _______ No ___X___

Part I.   FINANCIAL INFORMATION

Item 1. Financial Statements

     The following consolidated financial statements of the Registrant are attached to this Form 10-QSB:

     1. Consolidated Balance Sheet as of October 31, 1999, and consolidated Balance Sheet as of December 31, 1999.

     2. Consolidated Statements of Operations for the two months ended December 31, 1999 and December 31, 1998.

     3. Consolidated Statements of Cash Flows for the two months ended December 31, 1999 and December 31, 1998.

     The Financial Statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of results for the periods presented. A review of the financial statements attached to this Form 10-QSB has not been performed by an independent certified public accountant in accordance with Statement of Auditing Standards No. 71.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Results of Operations

     Net Sales. For the two months ended December 31, 1999, net sales were $3,906,000, as compared to sales of $3,151,000 for the two months ended December 31, 1998, an increase of 24.0%. Sales increased over all product lines - mylar balloons, latex balloons and laminated and printed films. Net sales grew over $700,000 in the laminations and printed films product line, and latex balloon sales increased through the acquisition of PTF Industrias, S.A. de C.V. ("PTF").

     Cost of Sales. For the two months ended December 31, 1999, cost of sales increased to 68.3% of net sales as compared to 62.1% of net sales for the same period in 1998. The increase was primarily the result of consolidating the results of PTF's operations which currently operate with a higher cost of goods sold percentage than domestic operations.

     Administrative. For the two months ended December 31, 1999, administrative expenses were $646,000 or 16.5% of sales as compared to $353,000, or 11.2% of sales for the same period in 1998. The primary increase in administrative expenses came from the acquisition of PTF. Beginning in January, 2000, PTF's administrative expenses have been reduced, and management plans to continue reducing expenses during the remainder of the fiscal year. Domestically, administrative expenses increased due to costs associated with the reverse stock split, and consulting fees incurred in a corporate wide project to improve cost accounting procedures.

     Selling. For the two months ended December 31, 1999, selling expenses were $343,000 or 8.8% of sales, as compared to $426,0000, or 13.5% of net sales for the same period in 1998. The decline in selling expense dollars is primarily related to the re-negotiation of certain licensing agreements, reducing royalty expenses in the current year.

     Advertising and Marketing. For the two months ended December 31, 1999, advertising and marketing expenses were $225,000 or 5.8% of net sales, as compared to $325,000 or 10.3% of net sales, in the same period 1998. The decrease in advertising and marketing expense dollars came from several items, mainly reduced servicing costs on several national account programs, and reduced expenditures related to the Company's attendance at fewer trade shows.

     Other Income or Expense. Interest expense increased to $231,000 for the two months ended December 31, 1999, as compared to $148,000 for the two months ended December 31, 1998. The increase was primarily due to the consolidation of PTF, whose interest expense totaled $80,000 for the two month period in 1999. During the two months ended December 31, 1999, the Company sold its building located next to its headquarters in Barrington, Illinois for a gain of $300,000, and entered into an agreement to lease back the facility.

     Net Income or Loss. For the two months ended December 31, 1999, the Company had income before taxes and minority interest of $126,000, as compared to a loss before taxes of $30,000 for the same two month period in 1998. The provision for income taxes for the two month period ended December 31, 1999, was $50,000, resulting in net income of $90,000. The tax benefit for the two month period ended December 31, 1998 was $18,000, resulting in a net loss of $12,000.

Financial Condition

     Liquidity and Capital Resources. Cash flow used in operations during the two months ended December 31, 1999, was $400,000, which was due to increasing accounts receivable and inventory levels driven by increasing sales volume. During the two months ended December 31, 1998, cash flows provided by operations was $163,000, mainly as a result of non-cash depreciation expense and lower inventory levels.

     Investment Activities. During the two months ended December 31, 1999, cash flow provided by investing activities was $1,763,000. The cash inflow was provided by the proceeds from the sale of the building located next to the Company's headquarters. Investments in machinery and equipment were $133,000 for the two months ended December 31, 1999. In the two months ended December 31, 1998, $910,000 was used in investing activities, primarily for the purchase of machinery and equipment.

     Financing Activities. For the two months ended December 31, 1999, the Company used $1,589,000 in financing activities primarily to pay off the long-term mortgage loan that existed on the building which was sold. Cash flow provided by financing activities for the two months ended December 31, 1998, was $776,000 resulting from the proceeds of long-term debt and use of the short-term revolving line of credit.

     At December 31, 1999, the Company had a cash balance of $132,000. The Company's current cash management strategy includes maintaining minimal cash balances and utilizing the revolving line of credit for liquidity. At October 31, 1999, the Company had cash and cash equivalents of $337,000. At December 31, 1999, the Company had working capital of ($720,000), and at October 31, 1999, working capital was $630,000.

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

     The reverse stock split became effective at the close of business  (Eastern
Time) on November 4, 1999.

Item 5.   Other Information

          Not applicable.

Item 6.   Exhibits and Reports on Form 8-K


     (a)  Exhibits *

     *Incorporated   by  reference  are  the  Exhibits  filed  as  part  of  the
     Registrant's SB-2 Registration Statement, effective November 5, 1997, and subsequent periodic filings.

     (b)  Reports on Form 8-K:

          (i) Form 8-K filed November 5, 1999, reporting the effectuation of a 1 for 3 reverse split of the Company's $.065 par value Common Stock and $.91 par value Class B Common Stock, effective at the close of business (Eastern Time) on November 4, 1999.

          (ii) Form 8-K filed November 30, 1999, reporting the Company's acquisition of PTF Industrias, S.A. de C.V., (a Guadalajara, Mexico manufacturer of latex balloons) effective November 12, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: November 21, 2000                CTI INDUSTRIES CORPORATION


                                        By:  /s/ Howard W. Schwan
                                             -----------------------------------
                                             Howard W. Schwan, President

CTI Industries Corporation and Subsidiaries
Consolidated Balance Sheet
as of October 31, 1999 and December 31, 1999


                                                                          October 31, 1999    December 31, 1999
                                                                             (See note)          (Unaudited)
                                                                            ------------         ------------
                                     ASSETS
Current assets:
  Cash                                                                      $    336,832         $    131,858
  Accounts receivable  (less allowance for doubtful accounts of
    $186,251 and $227,638 at October 31, 1999 and December 31, 1999)           3,225,802            4,383,473
  Inventories                                                                  5,425,769            6,647,353
  Deferred tax assets                                                            208,926              208,926
  Other                                                                          754,303              618,242
                                                                            ------------         ------------

      Total current assets                                                     9,951,632           11,989,852

Property and equipment:
  Machinery and equipment                                                      9,752,302           12,949,429
  Building                                                                     3,643,675            2,363,744
  Office furniture and equipment                                               1,588,382            1,588,719
  Land                                                                           535,000              250,000
  Leasehold improvements                                                         161,885              161,885
  Fixtures and equipment at customer locations                                 2,031,919            2,031,919
  Projects under construction                                                    391,719              321,930
                                                                            ------------         ------------
                                                                              18,104,882           19,667,626
    Less :  accumulated depreciation                                          (9,048,413)          (9,227,243)
                                                                            ------------         ------------

      Total property and equipment, net                                        9,056,469           10,440,383

Other assets:
  Deferred financing costs, net                                                   29,165               26,629
  Goodwill associated with acquisition of PTF                                       --                590,188
  Invesment in subsidiary                                                        809,773                   (0)
  Note receivable                                                                715,422                 --
  Deferred tax assets                                                            766,000              766,000
  Other assets                                                                   110,526              309,876
                                                                            ------------         ------------

      Total other assets                                                       2,430,886            1,692,693
                                                                            ------------         ------------

TOTAL ASSETS                                                                $ 21,438,987         $ 24,122,928
                                                                            ============         ============


See accompanying notes

CTI Industries Corporation and Subsidiaries
Consolidated Balance Sheet
as of October 31, 1999 and December 31, 1999


                                                                          October 31, 1999    December 31, 1999
                                                                             (See note)          (Unaudited)
                                                                            ------------         ------------
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                          $  2,980,500         $  5,787,196
  Line of credit                                                               3,574,023            3,849,203
  Notes payable - current portion                                              1,367,070              957,469
  Accrued liabilities                                                          1,399,689            2,115,640
                                                                            ------------         ------------

      Total current liabiliites                                                9,321,282           12,709,508

Long-term liabilities:
  Other liabilities                                                               15,928               93,256
  Notes payable                                                                5,534,876            4,167,828
  Subordinated debt                                                              865,000              840,000
                                                                            ------------         ------------

      Total long-term liabilities                                              6,415,804            5,101,084

Redeemable common stock                                                          413,406              413,406
Minority interest                                                                   --                561,411

Stockholders' equity:
  Common stock - $.195 par value, 5,000,000 shares authorized,
    966,327 shares issued, 870,944 (October 31, 1999) and
    841,644 (December 31, 1999) shares outstanding                               188,434              188,434
  Class B Common stock  - $2.73 par value, 500,000 shares
    authorized, 366,300 shares issued and outstanding                          1,000,000            1,000,000
  Paid-in-capital                                                              5,554,332            5,554,332
  Retained earnings (deficit)                                                   (481,136)            (391,206)
  Accumulated other comprehensive earnings                                        14,548               35,905
    Less:
      Treasury stock - 95,383 (October 31, 1999) and
        124,683 (December 31, 1999) shares                                      (513,121)            (575,384)
      Redeemable common stock                                                   (413,406)            (413,406)
      Stock subscription receivable                                               (4,700)              (4,700)
      Notes receivable from stockholders                                         (56,456)             (56,456)
                                                                            ------------         ------------

      Total stockholders' equity                                               5,288,495            5,337,519
                                                                            ------------         ------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                    $ 21,438,987         $ 24,122,928
                                                                            ============         ============

Note: The balance sheet at October 31, 1999 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete statements.


See accompanying notes

CTI Industries Corporation and Subsidiaries
Consolidated Statements of Operations


                                                                  Two months ended December 31
                                                                      1999            1998
                                                                  (Unaudited)      (Unaudited)
                                                                  -----------      -----------
Net Sales                                                         $ 3,905,896      $ 3,151,192

Cost of Sales                                                       2,667,907        1,956,365
                                                                  -----------      -----------

      Gross profit on sales                                         1,237,989        1,194,827

Operating expenses:
  Administrative                                                      645,592          353,422
  Selling                                                             342,957          425,615
  Advertising and marketing                                           224,663          324,662
                                                                  -----------      -----------

      Total operating expenses                                      1,213,212        1,103,699
                                                                  -----------      -----------

Income from operations                                                 24,777           91,128

Other income (expense):
  Interest expense                                                   (230,605)        (147,616)
  Interest income                                                       5,448           14,010
  Gain on sale of assets                                              300,467             --
  Other                                                                28,467           12,191
                                                                  -----------      -----------

      Total other income (expense)                                    103,777         (121,415)
                                                                  -----------      -----------

Income (loss) before income taxes and minority interest               128,554          (30,287)

Income tax expense (benefit)                                           50,383          (18,093)
                                                                  -----------      -----------

Income (loss) before minority interest                                 78,171          (12,194)

Minority interest in (loss) of subsidiary                             (11,759)            --
                                                                  -----------      -----------

      Net income  (loss)                                          $    89,930      $   (12,194)
                                                                  ===========      ===========

Income (loss) applicable to common shares                         $    89,930      $   (12,194)
                                                                  ===========      ===========

Basic income (loss) per common and common equivalent shares       $      0.07      $     (0.01)
                                                                  ===========      ===========

Diluted income (loss) per common and common equivalent shares     $      0.07      $     (0.01)
                                                                  ===========      ===========

Weighted average number of shares and equivalent shares
  of common stock outstanding:
    Basic                                                           1,222,549        1,278,244
                                                                  ===========      ===========

    Diluted                                                         1,257,397        1,322,285
                                                                  ===========      ===========

CTI Industries Corporation and Subsidiaries
Consolidated Statements of Cash Flows


                                                               For the two months ended December 31
                                                                      1999            1998
                                                                  (Unaudited)      (Unaudited)
                                                                  -----------      -----------
Cash flows from operating activities:
  Net income  (loss)                                              $    89,930      $   (12,194)
  Adjustment to reconcile net income (loss) to cash
      provided by (used in) operating activities:
    Depreciation and amortization                                     264,616          208,041
    Equity in loss of subsidiary and joint venture                       --              3,467
    Minority interest in loss of subsidiary                           (11,759)            --
    Gain on sale of fixed assets                                     (300,467)            --
    Provision for losses on accounts receivable & inventory            32,760           66,084
    Change in assets and liabilities:
      Accounts receivable                                            (524,106)        (517,110)
      Inventory                                                      (732,686)         120,827
      Other assets                                                   (113,312)          57,190
      Accounts payable and accrued expenses                           894,902          236,292
                                                                  -----------      -----------

          Net cash provided by (used in) operating activities        (400,122)         162,597

Cash flows from investing activities:
  Proceeds from sale of property and equipment                      1,841,984             --
  Purchases of property and equipment                                (133,490)        (909,914)
  Cash acquired in acquisition of PTF                                  54,029             --
                                                                  -----------      -----------

          Net cash provided by (used in) investing acitivites       1,762,523         (909,914)

Cash flows from financing activities:
  Net change in line of credit                                        275,180          161,054
  Proceeds from issuance of long-term debt                               --            695,366
  Repayment of long-term debt                                      (1,396,649)         (80,578)
  Repayment of short-term debt                                       (380,000)            --
  Repayment of subordinated debt                                      (25,000)            --
  Purchase of treasury stock                                          (62,263)            --
                                                                  -----------      -----------

          Net cash provided by (used in) financing activities      (1,588,732)         775,842

Effect of exchange rate changes on cash                                21,357           50,937
                                                                  -----------      -----------

Net increase (decrease) in cash                                      (204,974)          79,462

Cash and Equivalents at Beginning of Period                           336,832          235,333
                                                                  -----------      -----------

Cash and Equivalents at End of Period                             $   131,858      $   314,795
                                                                  ===========      ===========


See accompanying notes

December 31, 1999

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for any interim period are not necessarily indicative of the results to be expected for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report on Form 10-KSB for the year ended October 31, 1999.

On October 13, 2000, the Board of Directors of CTI Industries Corporation elected to change its fiscal year end from October 31 to December 31. Accordingly, the unaudited consolidated financial statements are presented for the transition period from November 1, 1999 through December 31, 1999.

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

Note 4 -- Acquisition of majority interest in PTF

On November 12, 1999, the Company entered into an agreement to acquire additional shares of PTF Industrias S.A. de C.V., bringing the Company's Common Stock ownership to approximately 74%. The Company contributed to the capital of PTF certain outstanding indebtedness of PTF to the Company in the amount of $989,400, and certain equipment valued at $855,600, in exchange for capital stock of PTF. The acquisition resulted in the recording of goodwill in the amount of $621,395, which is being amortized over a period of 15 years.

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

Earnings per share for the periods ended December 31, 1999 and 1998 was computed as follows:

CTI Industries Corporation and Subsidiaries

                                                   Two months ended December 31
                                                      1999             1998
                                                   -----------      -----------
Basic
Average shares outstanding:
  Weighted average number of shares of
    common stock outstanding during the
    period                                           1,222,549        1,278,244
                                                   ===========      ===========

Net income:
  Net income                                       $    89,930      $   (12,194)

  Amount for per share computation                 $    89,930      $   (12,194)
                                                   ===========      ===========

  Per share amount                                 $      0.07      $     (0.01)
                                                   ===========      ===========


Diluted
Average shares outstanding:
  Weighted average number of shares of
    common stock outstanding during the
    period                                           1,222,549        1,278,244
  Net additional shares assuming stock
    options and warrants exercised and
    proceeds used to purchase treasury
    stock                                               34,848             --
                                                   -----------      -----------
  Weighted average number of shares and
    equivalent shares of common stock
    outstanding during the period                    1,257,397        1,320,332
                                                   ===========      ===========

Net income:
  Net income                                       $    89,930      $   (12,194)

  Amount for per share computation                 $    89,930      $   (12,194)
                                                   ===========      ===========

  Per share amount                                 $      0.07      $     (0.01)
                                                   ===========      ===========