Form 10KSB
period 2000-12-31
CTI INDUSTRIES CORP
filed 2001-04-16
CIK 1042187

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
                            ANNUAL REPORT PURSUANT TO
                      SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2000


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

     Common Stock, $.195 par value                  NASDAQ SmallCap Market

     Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          [X] Yes        [_] No

     Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated in Part III of the Form 10-KSB or any amendment to the Form 10-KSB.

     The Registrant's revenues for the fiscal year ended December 31, 2000, were $22,978,000.

     Based upon the closing price of $2.125 per share of Registrant's Common Stock as reported on NASDAQ SmallCap Market at March 30, 2001, the aggregate market value of the voting stock held by non-affiliates of the Registrant was then approximately $1,657,236 (Determination of stock ownership by non-affiliates was made solely for the purpose of responding to the requirements of the Form and the Registrant is not bound by this determination for any other purpose).

     The number of shares of the Registrant's Common Stock outstanding as of March 30, 2001 was 841,644 (excluding treasury shares) and the number of shares of Class B Common Stock outstanding as of that date was 366,300.

     Transitional Small Business Disclosure Format (check one): [_] Yes   [X] No

PART I

Item No. 1 Description of Business

Business Overview

     CTI Industries Corporation is engaged in the development, manufacture, sale and distribution of two principal lines of products:

     o Novelty products, principally balloons, including "mylar" balloons, latex balloons, punch balls and other inflatable toy items.

     o Specialty and printed films, for food packaging, specialized consumer uses and various commercial applications.

     The Company was organized in 1976 and initially was principally engaged in the business of manufacturing bag-in-box plastic packaging systems. In 1978, the Company began manufacturing metalized ("mylar") balloons, a balloon made of nylon based material with vacuum deposited aluminum and polyethylene coatings. These balloons remain buoyant when filled with helium for much longer periods than latex balloons and permit the printing of graphic designs on the surface. They grew in popularity quickly and the Company's sales of mylar balloons expanded rapidly during the 1980's.

     In 1985, the Company began marketing latex balloons and began manufacturing latex balloons in 1988. In 1994, the Company sold its latex balloon manufacturing equipment to a company in Mexico and entered into an arrangement with that company to manufacture latex balloons for the Company. The Company since has acquired majority ownership of the Mexican latex manufacturing company.

     The Company's mylar and latex balloon and toy products are sold throughout the United States and in 30 foreign countries through a wide variety of retail outlets including general merchandise and drugstore chains, grocery chains, card and gift shops, and party goods stores, as well as through florists and balloon decorators.

     Most mylar balloons contain printed characters, designs and social expression messages. The Company maintains licenses on numerous characters and designs, including, for example, Peanuts(R) characters, Garfield(R), Precious Moments(R) and Hallmark.

     In order to meet the needs of the mylar balloon market, the Company has developed sophisticated film products and techniques which have other applications. The Company's expertise in multi-color printing using water-based inks, in particular, has enabled the Company to expand its business to include the production of film for packaging of consumables. The Company produces, laminates and prints films for food packaging companies and provides custom film products for other commercial uses.

These uses include a consumer storage system with a patented zip-lock closure, packaging systems and other commercial applications.

Background.

     CTI Industries Corporation (the "Company") was incorporated as Container Merger Company, Inc. under the laws of the State of Delaware on October 14, 1983, and changed its name to CTI Industries Corporation on August 2, 1985. A predecessor company, Creative Technology, Inc., was organized as an Illinois corporation on December 9, 1975 and was merged into the Company in February, 1984. CTI Balloons Ltd. ("CTI Balloons"), the Company's wholly-owned subsidiary, was organized as a corporation under the laws of the United Kingdom on October 2, 1996. On October 24, 1996, the Company entered into an agreement with CTI Balloons pursuant to which all of the assets and liabilities of the Company in its branch operation in the United Kingdom were sold and transferred to CTI Balloons and all of the capital stock of CTI Balloons was issued and delivered to the Company. Unless otherwise specified, all references to the Company refer to the Company, its predecessor Creative Technology, Inc. its wholly-owned subsidiaries, CTI Balloons, CTF International, S.A. de C.V., and its majority-owned subsidiary, CTI Mexico, S.A. de C.V.

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

     CTI Mexico. The Company's latex balloons are manufactured for it by CTI Mexico S.A. de C.V. ("CTI Mexico"), formerly known as Pulidos y Terminados Finos S.A. de C.V., a Guadalajara, Mexico company engaged principally in the manufacture of latex balloons. In 1995, the Company entered into an agreement with CTI Mexico under which (i) the Company sold to CTI Mexico all of its latex balloon manufacturing equipment (for the manufacture of decorator balloons) and
(ii) CTI Mexico agreed for a period of 10 years to supply balloons exclusively to the Company for sale in the United States and Canada manufactured on such equipment and (iii) for such 10 year period, CTI Mexico agreed to supply to the Company, exclusively in the United States except as to two other companies, all balloons manufactured by CTI Mexico. Commencing in 1996, CTI Mexico began manufacturing latex balloons for the Company.

     In January, 1998, the Company and CTI Mexico entered into an agreement whereby (i) the Company subscribed for 45% of the outstanding capital stock of CTI Mexico for $800,000, (ii) the Company loaned to CTI Mexico $850,000, which loan was collateralized by certain latex balloon manufacturing equipment, and
(iii) the 1995 equipment purchase agreement between the parties was cancelled with respect to two pieces of latex balloon manufacturing equipment, which equipment was owned by CTI and leased to CTI Mexico. The purchase of the capital stock was consummated in February, 1998, and the purchase price for the capital stock was paid by (i) applying $400,000 of advances made to CTI Mexico prior to closing and (ii) a cash payment for the balance. The $400,000 debt owing to the Company from the 1995 acquisition was extinguished as a result of the cancellation of the sale of the two pieces of equipment to CTI Mexico.

     In November, 1999, the Company acquired additional shares of capital stock of CTI Mexico, resulting in the Company's ownership of approximately 72% of CTI Mexico's total outstanding capital stock. The November, 1999 acquisition was concluded through an agreement with a principal shareholder of CTI Mexico and the approval of the requisite number of CTI Mexico shareholders at a shareholders' meeting held on November 12, 1999. In the November, 1999 acquisition transaction, the Company allowed CTI Mexico to capitalize certain of CTI Mexico's outstanding indebtedness to the Company, amounting to approximately $989,000, and contributed certain equipment with a total value of approximately $855,000, in exchange for capital stock of CTI Mexico. In addition, in May of 2000, the Company purchased additional shares of stock from certain of CTI Mexico's shareholders, resulting in the Company's ownership of approximately 76% of CTI Mexico's total outstanding capital stock. The Company also has the right to acquire substantially all of the remaining outstanding capital stock of CTI Mexico from another shareholder.

     Through CTI Mexico, the Company maintains two manufacturing facilities in Guadalajara, Mexico totaling approximately 60,000 square feet of manufacturing, office and warehouse space and operates seven latex balloon machines.

     CTF International. In September, 1996, the Company and CTI Mexico entered into a joint venture agreement to organize and operate CTF International, a Mexican corporation ("CTF"). The joint venture was initially owned in equal measure by the Company and CTI Mexico. CTF engaged in the packaging of balloons for the Company and CTI Mexico and in the printing of latex balloons. In July, 1999, the Company purchased CTI Mexico's stock in CTF for $40,000 in cash, and the assignment to CTI Mexico of three of the Company's manual latex silk screening machines. The functions of CTF have now been incorporated into the business of CTI Mexico.

Products

     Mylar Balloons. The "mylar" balloon is actually composed of a base nylon material which is coated on one side with a vacuum deposited aluminum coating and on the other with polyethylene. Typically, the balloon film is printed with graphic designs and messages.

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

     In addition to size and shape, a principal element of the Company's mylar balloon products is the printed design or message contained on the balloon. These designs include figures and licensed characters many of which are well-known licensed characters. The Company maintains licenses for Peanuts(R), Garfield(R), Precious Moments(R), Hallmark, Shoebox(R), Card Captors(R), Max Steel(R) Elephantz(R), Paddington(R), Postman Pat(R), Betty Boop(R), Monster Trucks(R) and several others. See "Patent, Trademarks and Copyrights" below.

     Latex Balloons. The Company sells a high end line of latex balloons under the product line name Hi-Tex(R) and a standard line of latex balloons marketed under the name Partyloons(R). The Company also manufactures toy balloon products including punch balls and water bombs.

     Packaging Films. The Company fabricates and prints films for use in food packaging. The Company has developed sophisticated methods for the printing of films, including the use of water-based ink. These techniques have proven desirable for companies engaged in packaging food products, particularly candy and snack items, with the result that the Company now provides printed packaging films for several food packaging companies.

     Custom Film Products. In addition to printed films for food packaging, the Company fabricates custom film products for various commercial and industrial purposes. These now include "dunnage" bags (inflatable film products) used in the packaging of goods and bags for the storage of clothing and personal items.

The Industries

     Mylar Balloons

     The "mylar" balloon came into existence in the late 1970s. During the 1980s, the market for mylar balloons grew rapidly. Initially, the product was sold principally to individual vendors, small retail outlets and at fairs, amusement parks, shopping centers and other outdoor facilities and functions. Mylar balloons remain buoyant when filled with helium for extended periods of time and they permit the printing and display of graphics and messages. As a result, the product has significant appeal as a novelty and message item. Mylar balloons became part of the "social expression" industry, carrying graphics designs, characters and messages like greeting cards. In the mid-1980s, the

Company and other participants in the market began licensing character and cartoon images for printing on the balloons and directed marketing of the balloons to retail outlets including grocery, general merchandise and drug store chains, card and gift shops, party goods stores as well as florists and balloon decorators. These outlets now represent the principal means for the sale of mylar balloons throughout the United States and in a number of other countries.

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

     Mylar balloons are marketed in the United States and foreign countries through wholesalers or distributors and directly to retail customers. Often the sale of mylar balloons by the wholesalers/distributors is accompanied by related products including latex balloons, floral supplies, candy containers, mugs, plush toys, baskets and a variety of party goods. Although the latex balloon market overlaps the mylar balloon market, the latex balloon market has been in existence for a longer period than mylar balloons and extends to more customers and market categories than mylar balloons.

     Latex Balloons

     There are several latex balloon product lines: (i) high quality decorator balloons, (ii) standard novelty balloons; (iii) printed balloons and (iv) toy categories. The high quality decorator balloons are generally sold to and through balloon decorators and are generally of higher quality and price than the standard line of balloons. The standard line of balloons is sold widely in retail stores including many of the same outlets as mylar balloons. Printed latex balloons are sold both in retail outlets and for balloon decoration purposes including floral designs. "Toy" balloons include novelty balloons sold in toy departments or stores, punch balls, water bombs and other specialty designs.

     Latex balloons are sold through many of the same outlets as mylar balloons including grocery, general merchandise and drug store chains, card and gift shops, party goods stores, florists and balloon decorators. Latex balloons are sold in retail stores in packaged form as well as inflated. Also, certain latex items are sold in retail stores, generally in packaged form, as toy items.

     There are at least seven manufacturers of latex balloons whose products are sold in the United States.

     Printed and Specialty Films

     The industry and market for printed and specialty films is highly fragmented and includes many participants. There are literally hundreds of manufacturers of printed and specialty film products in the United States and in other markets. In many cases, companies produce films and film packages for the packaging of products manufactured and sold by those companies. Many of these film products are utilized for packaging of a variety of goods, including foods. Films are utilized for a wide variety of specialized uses - including for medical applications, "dunnage" in packages and containers for consumer and other uses.

     The total volume of products manufactured and sold in this industry is estimated to be well in excess of $1 billion.

Marketing, Sales and Distribution

     The Company markets and sells its mylar balloon, latex balloon and related novelty products throughout the United States and in over 30 foreign countries. The Company maintains a marketing, sales staff and support staff of 21 individuals and a customer service department of 13 individuals. European sales are conducted by CTI Balloons, the Company's subsidiary located in Rugby, England. CTI Mexico conducts sales and marketing activities for the sale of balloon products in Mexico, Latin America, and certain other markets. Sales in other foreign countries are made generally to distributors in those countries and are managed at the Company's principal offices.

     The Company sells and distributes its products principally through a network of approximately 750 distributors and wholesalers situated throughout the United States and in a number of foreign countries. These distributors and wholesalers are engaged principally in the sale of balloons and related products (including such items as plush toys, mugs, containers, floral supplies and other items). These distributors and wholesalers, in turn, sell balloons and related products to retail outlets including grocery, general merchandise and drug store chains, card and gift shops, party goods stores as well as florists and balloon decorators. Most sales are on an individual order basis.

     The Company also sells balloons and related products to certain retail outlets including some chain stores. The Company's largest chain store customer is Eckerd Drug Stores. During the 2000 fiscal year, Eckerd Drug Stores accounted for approximately 8% of the Company's total sales revenues.

     The Company has established independent sales representatives for the sale of its toy/novelty line which include the standard quality latex balloon, punch balls and water bombs. These products constitute a separate product class requiring a different distribution network.

     The Company engages in a variety of advertising and promotional activities to promote the sale of its balloon products. Each year, the Company produces a complete catalog of its balloon products, and also prepares various flyers and brochures for special or seasonal products, which are disseminated to thousands of customers, potential customers and others. The Company participates in numerous trade shows for the gift, novelty, balloon and other industries and advertises in a number of trade and other publications. The Company also attends licensing shows for the purpose of seeking out additional design licenses.

     The Company markets and sells its printed and laminated films directly and through independent sales representatives. The Company markets these products to companies which package their products in plastic wrapping, in particular food products such as candies and coffee.

     The Company markets its custom film products, including its "dunnage" bags (inflatable film products) directly. During the 2000 fiscal year, a single customer of the Company's custom film product business accounted for approximately 19.8% of the Company's total sales revenues.

Manufacturing

     Production and Operations.

     At the Barrington, Illinois headquarters, the Company owns and operates a modern facility. The facility includes converting machines of the Company's own design and construction which fabricate mylar balloons and packaging bags. These production systems include a patented system for the production and insertion of valves in balloons. These machines have the capacity to manufacture approximately 55 million 18" balloons annually.

     The Company owns and operates graphic machinery at its facility in Barrington, Illinois that is used for the printing of films for mylar balloons and for packaging films. The Company's use of water-based ink makes its printed films attractive to food processors for the packaging of their products. At the Barrington facility, the Company also owns and operates laminating machines.

     The Company owns and operates two extrusion coating and lamination machines to produce films for use in mylar balloons, packaging films and specialty film products. A new extrusion coating and laminating machine was acquired in 1999 which significantly increased the Company's production capacity and capabilities.

     The Company maintains a graphic arts and development department which designs its balloon products and graphics. The Creative Department operates a networked, computerized graphic arts system for the production of these designs and of printed materials including catalogues, advertisements and other promotional materials.

     The Barrington facility also includes a computerized customer service department which receives and fulfills over 61,000 orders annually.

     The Company maintains a finished goods inventory of all balloon products at the Barrington facility and provides fulfillment for orders throughout the United States and in a number of foreign countries.

     CTI Mexico. Through CTI Mexico, the Company operates several facilities in Guadalajara, Mexico, comprising approximately 95,000 square feet of production, warehouse and office space. At these locations, the Company produces all of its latex balloon products and also prints and packages latex balloons. CTI Mexico owns and operates, or leases, seven latex balloon manufacturing machines, two high-speed latex printing machines and several other latex printing machines. Balloon products are warehoused at this facility and order fulfillment is provided for Mexico and Latin America, as well as to the United States and United Kingdom facilities of the Company. CTI Mexico also conducts sales and marketing activities for the sale of balloon products in Mexico, Latin America and certain other markets.

     CTI Balloons Ltd. Through its wholly-owned subsidiary, CTI Balloons Ltd, the Company conducts a warehouse, fulfillment and sales operation in Rugby, United Kingdom. Sales and fulfillment for all of the United Kingdom, Europe and the Middle East are conducted from this facility.

Competition

     The balloon and novelty industry is highly competitive, with numerous competitors. There are presently seven principal manufacturers of mylar balloons whose products are sold in the United States including Anagram International, Inc., M&D Balloons, Inc., Pioneer Balloon, Convertidora International, Classic Balloon and Betallic. Several companies, including American Greetings, Amscan and Flowers, Inc., market and sell mylar balloons designed by them and manufactured by others for them. In 1998, Anagram International, Inc. was acquired by Amscan and in 2000 M&D Balloons was acquired by American Greetings.

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

     Copyright Licenses. The most significant of these rights are licenses on a number of popular characters. The Company presently maintains approximately 14 licenses and produces balloon designs utilizing the characters covered by the licenses. Licenses are generally maintained for a one or two year term, although the Company has maintained long term relationships with a number of its licensors and has been able to obtain renewal of its license agreements with them.

     Trademarks. The Company is the owner of 14 registered trademarks in the United States relating to its products. Many of these trademarks are registered in foreign countries, principally in the European Community.

     Patent Rights. The Company is the owner of, or licensee under, several patents. These include (i) ownership of two patents, and a license under a third, relating to self-sealing valves for mylar balloons and methods of making balloons with such valves, (ii) a patent on a combination of a greeting card and balloon connected by a ribbon contained in single package and (iii) a patent on a method of inserting and affixing a zipper-closure system in a bag.

Research and Development

     The Company maintains a product development and research department of six individuals for the development or identification of new balloons and related products, product components and sources of supply. Research and development includes (i) creative product development, (ii) creative marketing, and (iii) engineering development. During the fiscal years ended October 31, 1999 and December 31, 2000, the Company estimates that the total amount spent on research and development activities was approximately $257,000 and $291,000, respectively.

Employees

     As of December 31, 2000, the Company had 137 full-time employees in the United States, of whom 9 are executive or supervisory, 21 are in sales, 98 are in manufacturing and 9 are clerical. As of that same date, the Company had 7 full-time employees in England, of whom one is executive or supervisory, 2 are in sales, 2 are in warehousing and 2 are clerical. In Mexico, as of

December 31, 2000, the Company had 350 full-time employees, of whom 6 are executive or supervisory, 3 are in sales, 323 are in manufacturing and 18 are clerical. The Company is not a party to any collective bargaining agreement, has not experienced any work stoppages and believes that its relationship with its employees is satisfactory.

Regulatory Matters

     The Company's manufacturing operations are subject to the U.S. Occupational Safety and Health Act ("OSHA"). The Company believes it is in material compliance with OSHA. The Environmental Protection Agency regulates the handling and disposal of hazardous materials. As the Company's printing operations utilize only water-based ink, the waste generated by the Company's production process is not deemed hazardous. The Company believes it is in material compliance with applicable environmental rules and regulations. Several states have enacted laws limiting or restricting the release of helium filled mylar balloons. The Company does not believe such legislation will have any material effect on its operations.

Item No. 2 Description of Property

     The Company owns its principal plant and offices located in Barrington, Illinois, approximately 45 miles northwest of Chicago, Illinois. The facility includes approximately 75,000 square feet of office, manufacturing and warehouse space.

     In August, 1998, the Company purchased a building that is adjacent to its principal plant and offices. This facility includes approximately 29,000 square feet of combined office and warehouse space. In November, 1999, the Company sold this building to a related party, and entered into a 10 year lease for the building at a monthly rental cost of $17,404. The Company is presently subleasing approximately 50% of the total square feet of this office and warehouse space to two separate subtenants. One sublease expires in March, 2002, and has a monthly rent of $3,605; the other sublease expires in May, 2002, and has a monthly rent of $7,570. All rents due under these subleases are paid directly to the Company.

     The Company also leases approximately 15,000 square feet of office and warehouse space in Rugby, England at an annual lease cost of $51,700, expiring 2013. This facility is utilized for product packaging operations and to manage and service the Company's operations in England and Europe.

     Through CTI Mexico, the Company leases four buildings with approximately 95,000 total square feet of production, warehouse and office space in Guadalajara, Mexico. One plant, consisting of three buildings, has a one-year lease at a monthly lease rate of $5,500, and the other plant, consisting of one building, has a three-year lease at a monthly lease rate of $4,500.

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

     The high and low sales prices for the last eight fiscal quarters (retroactively adjusted to reflect post-reverse split share values), according to the NASDAQ Stock Market's Stock Price History Report, were:

                                                           High        Low
                                                          -----       -----
     January 1, 1999 to March 31, 1999                    8.625       3.469
     April 1, 1999 to June 30, 1999                       4.875       2.156
     July 1, 1999 to September 30, 1999                   3.750       1.219

                                                           High        Low
                                                          -----       -----
     October 1, 1999 to December 31, 1999                 2.625       1.406
     January 1, 2000 to March 31, 2000                    3.750       1.375
     April 1, 2000 to June 30, 2000                       3.313       1.688
     July 1, 2000 to September 30, 2000                   2.000       1.250
     October 1, 2000 to December 31, 2000                 2.125        .875

     As of March 30, 2001, there were approximately 42 holders of record of the Company's Common Stock and two holders of record of Class B Common Stock.

     The Company has never paid any dividends on its Common Stock and does not currently intend to pay dividends on its Common Stock in the foreseeable future. The Company currently intends to retain all its earnings to finance the development and expansion of its business. Under the terms of its current loan agreement, the Company is restricted from declaring any dividends or other distributions on its shares unless certain minimum financial performance levels are maintained. The Company expects it to be likely that it will be required to agree to restrictions on the payment of dividends or other distributions in connection with future financings, if any.

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

     In June, 1997, the Company issued, in a private placement, notes in the principal amount of $865,000, together with warrants to purchase up to 92,415 shares of the Company's Common Stock at an exercise price of $9.36 per share. Howard W. Schwan, John H. Schwan, Stephen M. Merrick and John C. Davis, members of management, purchased $50,000, $350,000, $315,000 and $150,000, respectively, of the notes and warrants. The offering was exempt from registration under
Section 4(2) of the Securities Act as a transaction not involving a public offering as all participants were members of management who were sophisticated and had access to information about the Company.

     In June, 1999, Mr. Davis' June, 1997, $150,000 note was cancelled and reissued in the same principal amount with a new maturity date of February 28, 2001. Mr. Davis' June, 1997, warrant to purchase up to 16,026 shares of the Company's Common Stock at an exercise price of $9.36 per share was cancelled in September, 1999, and a new warrant to purchase up to 16,026 shares of the

Company's Common Stock at an exercise price of $1.688 per share, with an expiration date of June 30, 2003, was issued in its place. Mr. Davis' June, 1999, Note was paid in full by the Company in February, 2001.

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

     The 1999 notes and 1999 warrants issued to Messrs. Davis, H. Schwan, J. Schwan and Merrick were issued in a private offering which was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as a transaction not involving a public offering as all participants were sophisticated investors who had access to information about the Company.

Item No. 6 Management's Discussion and Analysis of Financial Condition and Results of Operations

General

     The following table sets forth selected financial data of the Company for the years ended October 31, 1998 and 1999, the two months ended December 31, 1999, and the year ended December 31, 2000 (in thousands, except per share data):


                                                                                                 Two months

                                                             Year ended        Year ended           ended          Year ended
                                                             October 31,       October 31,       December 31,      December 31,
                                                                 1998              1999              1999             2000
                                                            -------------------------------------------------------------------
Consolidated Statement of Operations Data:

Net sales                                                    $    19,953       $    18,717       $     3,906       $    22,978
Cost of sales                                                     12,707            13,781             2,676            16,375
                                                            ------------------------------------------------------------------
Gross profit                                                       7,246             4,936             1,230             6,603

Operating Expenses:
  General and administrative                                       2,353             2,350               645             3,584
  Selling                                                          2,587             2,448               343             1,840
  Advertising                                                      1,805             1,504               225               966
                                                            ------------------------------------------------------------------

Total operating expenses                                           6,745             6,302             1,213             6,390
                                                            ------------------------------------------------------------------

Operating income (loss)                                              501            (1,366)               17               213

Other income (expense)                                              (319)             (796)             (192)           (1,070)
                                                            ------------------------------------------------------------------

Income (loss) before income taxes and minority interest              182            (2,162)             (175)             (857)

Income tax benefit (expense)                                         (60)              380                (5)             (107)
                                                            ------------------------------------------------------------------

Income (loss) before minority interest                               122            (1,782)             (180)             (964)

Minority interest in profit (loss) of subsidiary                      --                --               (11)              (87)
                                                            ------------------------------------------------------------------

Net income (loss)                                            $       122       $    (1,782)      $      (169)      $      (877)
                                                            ==================================================================

Net income (loss) applicable to common shares                $       122       $    (1,782)      $      (169)      $      (877)
                                                            ==================================================================

Net income (loss) per share:

  Basic                                                      $      0.10       $     (1.40)      $     (0.14)      $     (0.73)
                                                            ==================================================================
  Diluted                                                    $      0.09       $     (1.40)      $     (0.14)      $     (0.73)
                                                            ==================================================================

Weighted average number of common and common equivalent shares outstanding:

  Basic                                                        1,266,003         1,269,984         1,222,549         1,207,944
                                                            ==================================================================
  Diluted                                                      1,373,789         1,269,984         1,222,549         1,207,944
                                                            ==================================================================

     The discussion of operations and liquidity and capital resources includes comparisons of the year ended December 31, 2000 ("fiscal 2000") with the year ended October 31, 1999 ("fiscal 1999"), and the two month transition period ended December 31, 1999 with the two month period ended December 31, 1998. As previously reported, the Company changed its fiscal year from October 31 to December 31, and the Company filed a Transition Report on Form 10-QSB for the two month period ended December 31, 1999.

Year ended December 31, 2000 compared to year ended October 31, 1999

Results of Operations

     Net Sales. For the fiscal year ended December 31, 2000, net sales increased to $22,978,000 from $18,717,000 for the fiscal year ended October 31, 1999, an increase of approximately 22.8%. The increase in net sales is the net result of a increase in the sales of latex balloons and laminated and printed films, partially offset by a decrease in mylar balloon sales. Latex balloons sales also increased due to the acquisition of a majority equity interest in, and resulting consolidation of, CTI Mexico Corporation, S.A. de C.V. ("CTI Mexico"), a manufacturer of latex balloons. For fiscal 2000, international sales were $4,872,000, or 21.2% of net sales, as compared to $2,436,000, or 13.0% of net sales for the fiscal year ended October 31, 1999.

     During fiscal 2000, mylar balloons represented 50% of sales, latex balloons 25% of sales, and laminated and printed films 25% of sales. For the fiscal year ended October 31, 1999, mylar balloons represented 67% of sales, latex balloons 12% of sales, and laminated and printed films 21% of sales. The Company anticipates that the percentage of sales represented by latex balloons and laminated and printed films will increase during fiscal 2001. For fiscal 2000, profit margins on mylar balloons, latex balloons, and laminated and printed materials were 30.2%, 15.4%, and 28.9%, respectively.

     Cost of Sales. For fiscal 2000, cost of sales decreased to 71.3% of net sales as compared to 73.6% of net sales in the fiscal year ended October 31, 1999. The decrease was a result of higher units of production, and increased gross margins in domestic operations.

     Administrative. For fiscal 2000, administrative expenses were $3,585,000, or 15.6% of net sales, as compared to $2,350,000 or 12.6% of net sales for the fiscal year ended October 31, 1999. The primary increase in administrative expenses came from the acquisition of CTI Mexico and the subsequent consolidation of administrative expenses. Domestically, administrative expenses increased due to costs associated with the November, 1999 reverse stock split, and consulting fees incurred in a corporate wide project to improve cost accounting procedures.

     Selling. For fiscal 2000, selling expenses were $1,840,000, or 8.0% of net sales, as compared to $2,448,000, or 13.1% of net sales for the fiscal year ended October 31, 1999. The decline in selling expense dollars is primarily related to the re-negotiation of certain licensing agreements, reducing royalty expenses.

     Advertising and Marketing. For fiscal 2000, advertising and marketing expenses were $966,000, or 4.2% of net sales, as compared to $1,504,000. or 8.0% of sales for fiscal year ended October 31, 1999. The decrease in advertising and marketing expense dollars came from several items, mainly reduced servicing costs on several national account programs, and reduced expenditures related to the Company's attendance at fewer trade shows.

     Other Income and Expense. Interest income for fiscal 2000 was $14,000, compared to $92,000 in the fiscal year ended October 31, 1999. The decrease was due to a smaller amount of funds held for investment purposes. For fiscal 2000, interest expense was $1,099,000, as compared to $942,000 for the fiscal year ended October 31, 1999. The increase was primarily due to the consolidation of CTI Mexico, whose interest expense totaled $130,000 for the year ended December 31, 2000.

     Net Income or Loss. For the fiscal year ended December 31, 2000, the Company had a loss before taxes and minority interest of $857,000, as compared to a loss before taxes of $2,162,000 for the fiscal year ended October 31, 1999. The net loss for fiscal 2000 was $877,000, as compared to a net loss of $1,782,000 for the year ended October 31, 1999.

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

Liquidity and Capital Resources

     Cash flow provided by operations for the fiscal year ended December 31, 2000, was $1,447,000. This resulted primarily from non-cash depreciation and amortization expenses of $1,751,000. During the fiscal year ended October 31, 1999, the Company's cash flow provided by operations was $2,192,000, the result of a $2,199,000 reduction in inventory and non-cash depreciation and amortization expenses of $1,382,000.

     During fiscal 2000, the Company invested $637,000 in machinery and equipment, and in the year ending October 31, 1999, the Company invested $2,053,000 in machinery and equipment.

     Cash flow used in financing activities for the fiscal year ended December 31, 2000, was $410,000. The primary use was to paydown existing long-term and short-term debt. In the year ended October 31, 1999, cash flow provided by financing activities was $94,000. This resulted from the issuance of long-term and short-term debt.

     In January, 2001, the Company entered into a Loan and Security Agreement with a new bank under which the bank has provided the Company with a credit facility in the amount of $9,500,000, secured by equipment, inventory, receivables and other assets of the Company. The credit facility includes a term loan of $1,426,000, at an interest rate of prime plus 0.75% per annum, which is based upon the appraised value of the equipment of the Company, and a revolving line of credit at an interest rate of prime plus 0.5% per annum, the amount of which is based on advances of up to 85% of eligible receivables and 50% of the value of the Company's inventory. The term loan and revolving line of credit are secured by substantially all assets of the Company. The term of this credit facility is for a period of three years, which may be extended by either party for an additional year.

     Also in January, 2001, another bank loaned to the Company the sum of $2,873,000 in a refinance of the Company's principal office building and property situated in Barrington, Illinois. This loan is secured by the aforementioned building and property, and has been made in the form of two notes: one note is in the principal amount of $2,700,000, bears interest of 9.75% per annum, and has a term of five years with a 25 year amortization, and the second note is in the principal amount of $173,000, bears interest at 10% per annum, and has a term of three years.

     Approximately $7,500,000 in proceeds from the foregoing January, 2001, loan transactions was used to pay off outstanding loans and a line of credit of the Company.

     At December 31, 2000, the Company maintained a cash balance of $393,000. The Company's current cash management strategy includes maintaining minimal cash balances and utilizing the revolving line of credit for liquidity. At December 31, 1999, the Company had cash and cash equivalents of $130,000. Working capital at December 31, 2000, was ($3,862,000), compared to working capital of ($1,217,000) at December 31, 1999.

     The Company believes that existing capital resources and cash generated from operations will be sufficient to meet the Company's requirements for at least 12 months.

Two months ended December 31, 1999 compared to two months ended December 31,
  1999

Results of Operations

     Net Sales. For the two months ended December 31, 1999, net sales were $3,906,000, as compared to sales of $3,151,000 for the two months ended December 31, 1998, an increase of 24.0%. Sales increased over all product lines - mylar balloons, latex balloons and laminated and printed films. Net sales grew over $700,000 in the laminations and printed films product line, and latex balloon sales increased through the acquisition of CTI Mexico.

     Cost of Sales. For the two months ended December 31, 1999, cost of sales increased to 68.5% of net sales as compared to 62.1% of net sales for the same period in 1998. The increase was primarily the result of consolidating the results of CTI Mexico's operations which currently operate with a higher cost of goods sold percentage than domestic operations.

     Administrative. For the two months ended December 31, 1999, administrative expenses were $646,000 or 16.5% of sales as compared to $353,000, or 11.2% of sales for the same period in 1998. The primary increase in administrative expenses came from the acquisition and subsequent consolidation of CTI Mexico. Domestically, administrative expenses increased due to costs associated with the reverse stock split, and consulting fees incurred in a corporate wide project to improve cost accounting procedures.

     Selling. For the two months ended December 31, 1999, selling expenses were $343,000 or 8.8% of sales, as compared to $426,0000, or 13.5% of net sales for the same period in 1998. The decline in selling expense dollars is primarily related to the re-negotiation of certain licensing agreements, reducing royalty expenses in the current year.

     Advertising and Marketing. For the two months ended December 31, 1999, advertising and marketing expenses were $225,000 or 5.8% of net sales as compared to $325,000 or 10.3% of net sales in the same period 1998. The decrease in advertising and marketing expense dollars came from several items, mainly reduced servicing costs on several national account programs, and reduced expenditures related to the Company's attendance at fewer trade shows.

     Other Income or Expense. Interest expense increased to $231,000 for the two months ended December 31, 1999, as compared to $148,000 for the two months ended December 31, 1998. The increase was primarily due to the consolidation of CTI Mexico, whose interest expense totalled $80,000 for the two month period in 1999. During the two months ended December 31, 1999, the Company sold its building located next to its headquarters in Barrington, Illinois, and entered into an agreement to lease back the facility. The building is owned by an entity in which officers/shareholders of the Company have a controlling interest. The gain realized on the sale was deferred and is being recognized into income over the 10 year lease term.

     Net Income or Loss. For the two months ended December 31, 1999, the Company had a loss before taxes and minority interest of $175,000, as compared to a loss before taxes of $30,000 for the same two month period in 1998. The provision for income taxes for the two month period ended December 31, 1999 was $5,000, resulting in a net loss of $169,000. The tax benefit for the two month period ended December 31, 1998 was $18,000, resulting in a net loss of $12,000.

Financial Condition

     Liquidity and Capital Resources. Cash flow used in operations during the two months ended December 31, 1999 was $352,000, which was due to increasing accounts receivable and inventory levels driven by increasing sales volume. During the two months ended December 31, 1998, cash flows provided by operations was $163,000, mainly as a result of non-cash depreciation expense and lower inventory levels.

     Investment Activities. During the two months ended December 31, 1999 cash flow provided by investing activities was $1,763,000. The cash inflow was provided by the proceeds from the sale of the building located next to the Company's headquarters. Investments in machinery and equipment were $133,000 for the two months ended December 31, 1999. In the two months ended December 31, 1998, $910,000 was used in investing activities, primarily for the purchase of machinery and equipment.

     Financing Activities. For the two months ended December 31, 1999, the Company used $1,589,000 in financing activities, primarily to pay off the long-term mortgage loan that existed on the building which was sold. Cash flow provided by financing activities for the two months ended December 31, 1998 was $776,000, resulting from the proceeds of long-term debt and use of the short-term revolving line of credit.

Seasonality

     In the mylar product line, sales have historically been seasonal with approximately 20% to 30% of annual sales of mylar being generated in December and January, and 11% to 13% of annual mylar sales being generated in June and July in recent years. The sale of latex balloons and laminated film products have not historically been seasonal, and as sales in these products lines increase as a percentage of total sales, the seasonality of the Company's total net sales should decrease.

Safe Harbor Provision of the Private Securities Litigation Act of 1995 and Forward Looking Statements

     The Company operates in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. The market for mylar and latex balloon products is generally characterized by intense competition, frequent new product introductions and changes in customer tastes which can render existing products unmarketable. The statements contained in Item 1 (Description of Business) and Item 6 (Management's Discussion and Analysis of Financial Condition and Results of Operations) that are not historical facts may be forward-looking statements (as such term is defined in the rules promulgated pursuant to the Securities Exchange Act of 1934) that are subject to a variety of risks and uncertainties more fully described in the Company's filings with the Securities and Exchange Commission including, without limitation, those described under "Risk Factors" in the Company's Form SB-2 Registration Statement (File No. 333-31969) effective November 5, 1997. The forward-looking statements are based on the beliefs of the Company's management, as well as assumptions made by, and information currently available to the Company's management.

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

     The reports of PwC on the Company's financial statements for the two fiscal years ended October 31, 1997, and October 31, 1998 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

     During the Company's two fiscal years ended October 31, 1997, and October 31, 1998, and in the subsequent interim periods through July 27, 1999, there were no disagreements with PwC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of PwC, would have caused it to make reference to the subject matter of the disagreements in connection with its reports on the financial statements for such periods.

     PwC did not inform the Company of any reportable events during the Company's two fiscal years ended October 31, 1997, and October 31, 1998, and in subsequent interim periods through July 27, 1999.

PART III

Item No. 9 Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors and Executive Officers

     The Company's current directors and executive officers and their ages, as of March 23, 2001, are as follows:

Name                          Age           Position with the Company

John H. Schwan                56         Chairman and Director

Stephen M. Merrick            59         Executive Vice President, Secretary

Howard W. Schwan              46         President and Director

Sharon Konny                  42         Manager of Finance and Administration

Brent Anderson                34         Vice President of Manufacturing

Stanley M. Brown              54         Director

Bret Tayne                    42         Director

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

     John H. Schwan, Chairman. Mr. Schwan has been an officer and director of the Company since January, 1996. Mr. Schwan has been the President and principal executive officer of Packaging Systems, Inc. and affiliated companies for over the last 13 years. Mr. Schwan has over 20 years of general management experience, including manufacturing, marketing and sales. Mr. Schwan served in the U.S. Army Infantry in Vietnam from 1966 to 1969, where he attained the rank of First Lieutenant.

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

     Howard W. Schwan, President. Mr. Schwan has been associated with the Company for 20 years principally in the management of the production and engineering operations of the Company. Mr. Schwan was appointed as Vice President of Manufacturing in November, 1990, was appointed as a director in January, 1996, and was appointed as President in June, 1997. Mr. Schwan manages administration, production and engineering functions as well as the sales function for latex balloons and custom and created films.

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

     John H. Schwan and Howard W. Schwan are brothers.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and with the NASDAQ SmallCap Stock Market. Officers, directors and greater than ten-percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

     Based solely on a review of such forms furnished to the Company, or written representations that no Form 5's were required, the Company believes that during calendar year 2000, all Section 16(a) filing requirements applicable to the officers, directors and ten-percent beneficial shareholders were complied with; except that Mr. John Schwan failed to timely report three transactions on Form 4 for May, 2000 (which transactions were reported on Form 4 in July, 2000).

Item No. 10 Executive Compensation

Executive Compensation

     The following table sets forth certain information with respect to the compensation paid or accrued by the Company to its President, Chief Executive Officer and any other officer who received compensation in excess of $100,000 ("Named Executive Officers").

                           Summary Compensation Table


                                                                                                Long Term
                                                      Annual Compensation                     Compensation
                                      -------------------------------------------------       ------------
    Name and                                                Other            Securities         All Other
    Principal                         Salary               Annual            Underlying       Compensation
    Position              Year          ($)             Compensation          Options              ($)
    ---------             ----        --------           ----------           --------         ----------
Howard W. Schwan          2000        $135,000           $  9,719(1)          20,000(2)        $  1,650(6)
President                 1999        $129,900           $ 13,675(1)            --             $  1,650(6)
                          1998        $135,000           $  6,145(1)          13,333(3)        $  1,115(6)


Stephen M. Merrick        2000        $ 75,000               --               20,000(4)            --
Executive                 1999        $ 53,750               --                 --                 --
Vice-President            1998        $ 75,000               --               13,333(5)            --

----------
(1) Perquisites include country club membership of $5,000 in 1998, $7,360 in 1999 and $3,950 in 2000.

(2) Stock options to purchase up to 20,000 shares of the Company's Common Stock at $2.25 per share.

(3) Stock options to purchase up to 13,333 shares of the Company's Common Stock at $7.50 per share.

(4) Stock options to purchase up to 20,000 shares of the Company's Common Stock at $2.475 per share.

(5) Stock options to purchase up to 13,333 shares of the Company's Common Stock at $8.25 per share.

(6)  Company contribution to the Company 401(k) Plan as pre-tax salary deferral.

     Certain Named Executive Officers have received warrants to purchase Common Stock of the Company in connection with their guarantee of certain bank loans secured by the Company and in connection with their participation in a private offering of notes and warrants conducted by the Company. See Item 12. In connection with their employment in the fiscal year ending December 31, 2000, the following executive officers were granted incentive stock options on March 6, 2000:

                        Option Grants in Last Fiscal Year
                                Individual Grants


                                  Number of
                                  Securities     % of Total Options
                                  Underlying    Granted to Employees    Exercise Price
      Name                     Options Granted     in Fiscal Year          ($/share)     Expiration Date
      ----                     ---------------     --------------          ---------     ---------------

Stephen M. Merrick                  20,000              20.3%               $2.475          3/6/2005
Howard W. Schwan                    20,000              20.3%               $2.25           3/6/2010

    Aggregated Option Exercises in Last Fiscal Year and FY-End Option Values


                                                           Number of Securities
                                                                Underlying              Value of Unexercised In-
                             Shares          Value         Unexercised Options at          the-Money Options
                          Acquired on      Realized            Year End (#)              at Fiscal Year End ($)
Name                      Exercise (#)        ($)        Exercisable/Unexercisable      Exercisable/Unexercisable
----                      ------------        ---        -------------------------      -------------------------
Stephen M. Merrick             0               0                 33,333/0                       $0/0(1)

Howard W. Schwan               0               0                 33,333/0                       $0/0(1)

----------
(1) The value of unexercised in-the-money options is based on the difference between the exercise price and the fair market value of the Company's Common Stock on December 31, 2000.

Employment Agreements

     In April, 1996, the Company entered into an employment agreement with John
C. Davis as Executive Vice President-Sales, which provided for an annual salary of $150,000. The term of the agreement was through January 31, 1998. On June 27, 1997, the agreement was amended to extend the term through January 31, 2000, and to provide for an annual salary of $120,000 per year. Effective February 1, 1999, Mr. Davis retired from his position as Executive Vice President-Sales with the Company.

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

Director Compensation

     John Schwan was compensated in the amount of $44,000 in fiscal 2000 for his services as Chairman of the Board of Directors. Except for John Schwan, directors received no cash compensation for their services as directors. In connection with their services as directors, Stanley M. Brown and Bret Tayne were each compensated with options to purchase up to 3,000 shares of the Company's Common Stock at an exercise price of $2.25 per share, expiring in March, 2010, and in connection with his services as Chairman of the Company's Board of Directors, John Schwan was compensated with options to purchase up to 20,000 shares of the Company's Common Stock at an exercise price of $2.475 per share, expiring in March, 2005. All options issued to Messrs. Brown, Tayne and John Schwan in fiscal year 2000 were issued under the Company's 1999 Stock Option Plan.

Item No. 11 Security Ownership of Certain Beneficial Owners and Management

Principal Stockholders

     The following table sets forth certain information with respect to the beneficial ownership of the Company's capital stock, as of March 30, 2001 by (i) each stockholder who is known by the Company to be the beneficial owner of more than 5% of the Company's Common Stock or Class B Common Stock, (ii) each director and executive officer of the Company who owns any shares of Common Stock or Class B Common Stock, and (iii) all executive officers and directors as a group. Except as otherwise indicated, the Company believes that the beneficial owners of the shares listed below have sole investment and voting power with respect to such shares.

                               Shares of       Shares of
                                Class B          Common
                             Common Stock        Stock
                             Beneficially     Beneficially         Percent of
 Name and Address             Owned(2)(3)       Owned(2)         Common Stock(4)
 ----------------             -----------       --------         ---------------

John H. Schwan                  109,890        302,688(4)            34.02(5)

Stephen M. Merrick               73,260        296,095(6)            31.87(5)

Howard W. Schwan                 54,945         91,463(7)            14.86(5)

Sharon Konny                       --           11,000(8)             1.31

Brent Anderson                     --           11,400(8)             1.35

Stanley M. Brown                   --            6,952(9)                *
747 Glenn Avenue
Wheeling, IL 60010

Bret Tayne                         --            5,837(10)               *
6834 N. Kostner Avenue
Lincolnwood, IL 60712

Michael Schrimmer                  --          102,000               12.12
1161 Lake Cook Road
Suite B
Deerfield, IL 60015

Frances Ann Rohlen               91,575         51,170               15.30(5)
c/o Cheshire Partners
1504 N. Wells Street
Chicago, IL  60610

Philip W. Colburn                36,630         39,422(11)            8.66(5)

All directors and executive     238,095        725,435               56.45(5)
officers as a group (7
persons)

----------
*less than one percent

(1) Except as otherwise indicated, the address of each stockholder listed above is c/o CTI Industries Corporation, 22160 North Pepper Road, Barrington, Illinois 60010.

                       (footnotes continued on next page)

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

(4) Includes warrants to purchase up to 20,641 shares of Common Stock at $2.73 per share, warrants to purchase up to 207,346 shares of Common Stock at $1.688 per share, options to purchase up to 13,333 shares of Common Stock at $8.25 per share granted under the Company's 1997 Stock Option Plan and options to purchase up to 20,000 shares of Common Stock at $2.475 per share granted under the Company's 1999 Stock Option Plan.

(5) Assumes conversion of all shares of Class B Common Stock owned by the named person or collective into shares of Common Stock.

(6) Includes warrants to purchase up to 24,176 shares of Common Stock at $2.73 per share, warrants to purchase up to 186,612 shares of Common Stock at $1.688 per share, options to purchase up to 13,333 shares of Common Stock at $8.25 per share granted under the Company's 1997 Stock Option Plan and options to purchase up to 20,000 shares of Common Stock at $2.475 per share granted under the Company's 1999 Stock Option Plan.

(7) Includes warrants to purchase up to 25,641 shares of Common Stock at $2.73 per share, warrants to purchase up to 29,621 shares of Common Stock at $1.688 per share, options to purchase up to 13,333 shares of Common Stock at $7.50 per share granted under the Company's 1997 Stock Option Plan and options to purchase up to 20,000 shares of Common Stock at $2.25 per share granted under the Company's 1999 Stock Option Plan.

(8) Includes options to purchase up to 4,000 shares of Common Stock at $7.50 per share granted under the Company's 1997 Stock Option Plan and options to purchase up to 7,000 shares of Common Stock at $2.25 per share granted under the Company's 1999 Stock Option Plan.

                       (footnotes continued on next page)

(9) Includes options to purchase up to 1,667 shares of Common Stock at $7.50 per share, options to purchase up to 1,667 shares of Common Stock at $12.00 per share, both granted under the Company's 1997 Stock Option Plan and options to purchase up to 3,000 shares of Common Stock at $2.25 per share granted under the Company's 1999 Stock Option Plan.

(10) Includes options to purchase up to 1,667 shares of Common Stock at $7.50 per share granted under the Company's 1997 Stock Option Plan and options to purchase up to 3,000 shares of Common Stock at $2.25 per share granted under the Company's 1999 Stock Option Plan.

(11) Includes shares held by immediate family members.

Item No. 12 Certain Relationships and Related Transactions

Certain Transactions

     In March 1996, the Company entered into a Stock Redemption Agreement with John C. Davis which was subsequently amended June 27, 1997. Under the amended Stock Redemption Agreement the Company was obligated to redeem 34,188 shares of Common Stock and has the right, but not the obligation, to redeem up to an additional 76,923 shares of Common Stock owned by Mr. Davis at the price of $5.85 per share at any time through January 31, 1998. Commencing March 1, 1998 through February 28, 2000, the Company was obligated to pay to Mr. Davis, for the redemption of shares at $5.85 per share (i) an amount equal to 2% of the Company's pretax profits each fiscal quarter (beginning with the fiscal quarter ended February 28, 1998) and (ii) an amount equal to 2% (but not to exceed $8,000) of the amount by which latex and mylar balloon revenues exceed $1.3 million in any month. The Company's obligations terminated once a total of 111,111 shares of Common Stock have been redeemed under the Stock Redemption Agreement. The Company also had the right to redeem additional shares of Common Stock from Mr. Davis during this period at $5.85 per share, provided that the total number of shares subject to redemption under the Stock Redemption Agreement did not exceed 111,111. As of February 28, 2000, 40,444 shares of Common Stock were redeemed pursuant to the Stock Redemption Agreement.

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

     In June, 1999, Mr. Davis' June, 1997, $150,000 Note was cancelled, and reissued in the same principal amount with a new maturity date of February 28, 2001. Mr. Davis' June, 1997, warrant to purchase up to 16,026 shares of the Company's Common Stock at an exercise price of $9.36 per share was cancelled in September, 1999, and a new warrant to purchase up to 16,026 shares of the Company's Common Stock at an exercise price of $1.688 per share, with an expiration date of June 30, 2003 was issued in its place. Mr. Davis' June, 1999, note was paid in full by the Company in February, 2001.

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

     Stephen M. Merrick, Executive Vice President of the Company, is a principal of the law firm of Merrick & Klimek, P.C., which serves as general counsel of the Company. Mr. Merrick was a principal in the law firm of Fishman, Merrick, Miller, Genelly, Springer, Klimek & Anderson, P.C., which served as general counsel to the Company until December 1, 1998. In addition, Mr. Merrick is a principal stockholder of the Company. (See Item No. 11). Other principals of the firm of Merrick & Klimek, P.C. own less than 1% of the Company's outstanding Common Stock. Legal fees paid to the firm of Fishman, Merrick, Miller, Genelly, Springer, Klimek & Anderson, P.C. were $10,380 and $-0- for the fiscal years ended October 31, 1999, and December 31, 2000. Legal fees incurred from the firm of Merrick & Klimek, P.C. for the fiscal years ended October 31, 1999, and December 31, 2000 were $90,634 and $124,308, respectively. Mr. Merrick is also an officer and director of Reliv International, Inc. (NASDAQ-RELV).

     John H. Schwan is President of Packaging Systems and affiliated companies. The Company made purchases of packaging materials from these entities in the amount of $251,203 and $235,299 during each of the years ended October 31, 1999, and December 31, 2000, respectively.

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

  ****10.13    Form of Agreement dated July 14, 1997 between CTI Industries
               Corporation and Pulidos & Terminados Finos S.A. de C.V.

      10.14 Loan and Security Agreement dated January 12, 2001, between the Company and Congress Financial Corporation (Central)

      10.15 Term Note in the sum of $1,426,000 dated January 12, 2001 made by CTI Industries Corporation to Congress Financial Corporation

               (Central)

      10.16    Mortgage dated January 12, 2001 for the benefit of Banco Popular,
               N.A.

      10.17 Secured Promissory Note in the sum of $2,700,000 dated December 15, 2000 made by CTI Industries Corporation to Banco Popular, N.A.

      10.18 Secured Promissory Note in the sum of $173,000 dated December 15, 2000, made by CTI Industries Corporation to Banco Popular, N.A.

      10.19    Guaranties dated January 12, 2001, by Stephen M. Merrick and John
               H. Schwan for benefit of Congress Financial Corporation (Central)

      10.20 Guaranties dated January 12, 2001, by John H. Schwan, Stephen M. Merrick and Howard W. Schwan for the benefit of Banco Popular, N.A.

    **10.21    Form of Financial Advisory and Consulting Agreement

 *****10.22    Subscription and Loan Agreement dated January 26, 1998, between
               CTI Industries Corporation and Pulidos & Terminados Finos S.A. de
               C.V.

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

**** Incorporated by reference to Exhibits contained in Registrant's Form 10KSB Annual Report, for the fiscal year ended October 31, 1998.

***** Incorporated by reference to Exhibit contained in Registrant's Form 10 KSB
      Annual Report, for year ended October 31, 1997.

Reports on Form 8-K

         The Company did not file a report on Form 8-K during the last quarter of fiscal 2000.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized on April 16, 2001.

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

Signatures                      Title                                    Date

/s/ Howard W. Schwan            President and Director            April 16, 2001
------------------------
Howard W. Schwan

/s/ John H. Schwan              Chairman and Director             April 16, 2001
------------------------
John H. Schwan

/s/ Stephen M. Merrick          Executive Vice President,         April 16, 2001
------------------------        Secretary, Chief Financial
Stephen M. Merrick              Officer and Director

/s/ Stanley M. Brown            Director                          April 16, 2001
------------------------
Stanley M. Brown

/s/ Bret Tayne                  Director                          April 16, 2001
------------------------
Bret Tayne

CTI Industries Corporation and Subsidiaries

Table of Contents

                                                                 Page(s)

Report of Independent Accountants                                  F-1

Consolidated Financial Statements:

  Consolidated Balance Sheets as of December
    31, 1999 and 2000                                            F-2 F-3

  Consolidated Statements of Operations for
    the year ended October 31, 1999, the two
    months ended December 31, 1999, and the
    year ended December 31, 2000                                   F-4

  Consolidated Statements of Stockholders'
    Equity for the year ended October 31,
    1999, the two months ended December 31,
    1999, and the year ended December 31,
    2000                                                           F-5

  Consolidated Statements of Cash Flows for
    the year ended October 31, 1999, the two
    months ended December 31, 1999, and the
    year ended December 31, 2000                                   F-6

Notes to Consolidated Financial Statements                      F-7 F-20

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Shareholders and
  Board of Directors

CTI Industries Corporation

We have audited the accompanying balance sheets of CTI Industries Corporation and Subsidiaries as of December 31, 1999 and 2000 and the related statements of operations, stockholders' equity, and cash flows for the two months ended December 31, 1999 and the year ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CTI Industries Corporation and Subsidiaries as of December 31, 1999 and 2000 and the results of their operations and their cash flows for the two months ended December 31, 1999 and the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

GRANT THORNTON LLP
March 2, 2001

CTI Industries Corporation and Subsidiaries
Consolidated Balance Sheets


                                                                                 December 31
                                                                         ----------------------------
                                                                             1999            2000
                                                                         ------------    ------------
                                ASSETS

Current assets:
  Cash                                                                   $    130,103    $    392,534
  Accounts receivable  (less allowance for doubtful accounts of
    $336,078 and $312,572 at December 31, 1999 and 2000, respectively)      4,179,265       2,573,577
  Inventories                                                               6,521,488       7,060,996
  Deferred tax assets                                                         208,926          65,700
  Other                                                                       682,187         659,371
                                                                         ------------    ------------
      Total current assets                                                 11,721,969      10,752,178

Property and equipment:
  Machinery and equipment                                                  12,862,936      13,472,187
  Building                                                                  2,363,744       2,370,644
  Office furniture and equipment                                            1,650,737       1,652,823
  Land                                                                        250,000         250,000
  Leasehold improvements                                                      161,885         161,885
  Fixtures and equipment at customer locations                              2,031,919       2,202,743
  Projects under construction                                                 557,892         405,748
                                                                         ------------    ------------
                                                                           19,879,113      20,516,030
    Less :  accumulated depreciation                                       (9,698,350)    (11,342,792)
                                                                         ------------    ------------

      Total property and equipment, net                                    10,180,763       9,173,238

Other assets:
  Deferred financing costs, net                                                26,629          11,412
  Goodwill associated with acquisition of CTI Mexico, net                   1,203,185       1,199,771
  Deferred tax assets                                                         691,298         812,591
  Other assets                                                                283,682         269,600
                                                                         ------------    ------------

      Total other assets                                                    2,204,794       2,293,374
                                                                         ------------    ------------

TOTAL ASSETS                                                             $ 24,107,526    $ 22,218,790
                                                                         ============    ============

See accompanying notes

CTI Industries Corporation and Subsidiaries
Consolidated Balance Sheets


                                                                                 December 31
                                                                         ----------------------------
                                                                             1999            2000
                                                                         ------------    ------------
                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                       $  4,957,791    $  5,045,773
  Line of credit                                                            3,849,203       3,609,541
  Notes payable - current portion                                           1,327,056       4,176,934
  Accrued liabilities                                                       2,805,113       1,781,984
                                                                         ------------    ------------
      Total current liabilities                                            12,939,163      14,614,232

Long-term liabilities:
  Other liabilities                                                           327,961         802,596
  Notes payable                                                             4,206,366       1,301,022
  Subordinated debt                                                           840,000         496,640
                                                                         ------------    ------------
      Total long-term liabilities                                           5,374,327       2,600,258

Redeemable common stock                                                       413,406            --
Minority interest                                                             351,926         238,787

Stockholders' equity:
  Common stock  - $.195 par value, 5,000,000 shares authorized,
    966,327 shares issued, 841,644 shares outstanding                         188,434         188,434
  Class B Common stock  - $2.73 par value, 500,000 shares
    authorized, 366,300 shares issued and outstanding                       1,000,000       1,000,000
  Paid-in-capital                                                           5,554,332       5,554,332
  Warrants issued in connection with subordinated debt                           --           228,360
  Accumulated deficit                                                        (649,869)     (1,526,829)
  Accumulated other comprehensive earnings                                    (14,247)        (42,244)
    Less:
      Treasury stock-124,683 shares                                          (575,384)       (575,384)
      Redeemable common stock                                                (413,406)           --
      Stock subscription receivable                                            (4,700)         (4,700)
      Notes receivable from stockholders                                      (56,456)        (56,456)
                                                                         ------------    ------------

      Total stockholders' equity                                            5,028,704       4,765,513
                                                                         ------------    ------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                 $ 24,107,526    $ 22,218,790
                                                                         ============    ============


See accompanying notes

CTI Industries Corporation and Subsidiaries
Consolidated Statements of Operations


                                                                                      Two months
                                                                    Year Ended          Ended            Year Ended
                                                                    October 31        December 31        December 31
                                                                       1999              1999               2000
                                                                   ------------       -----------       ------------
Net Sales                                                          $ 18,717,119       $ 3,905,896       $ 22,978,117

Cost of Sales                                                        13,781,107         2,676,110         16,374,720
                                                                   ------------       -----------       ------------

  Gross profit on sales                                               4,936,012         1,229,786          6,603,397

Operating expenses:
  Administrative                                                      2,349,531           645,592          3,584,516
  Selling                                                             2,448,276           342,957          1,839,906
  Advertising and marketing                                           1,503,819           224,663            965,981
                                                                   ------------       -----------       ------------

      Total operating expenses                                        6,301,626         1,213,212          6,390,403
                                                                   ------------       -----------       ------------

Income (loss) from operations                                        (1,365,614)           16,574            212,994

Other income (expense):
  Interest expense                                                     (942,301)         (230,605)        (1,099,194)
  Interest income                                                        91,899             5,448             14,238
  Gain on sale of assets                                                    366             5,008             30,046
  Other                                                                  54,129            28,466            (14,977)
                                                                   ------------       -----------       ------------

      Total other income (expense)                                     (795,907)         (191,683)        (1,069,887)
                                                                   ------------       -----------       ------------

Loss before income taxes and minority interest                       (2,161,521)         (175,109)          (856,893)

Income tax expense (benefit)                                           (379,251)            5,383            106,910
                                                                   ------------       -----------       ------------

Loss before minority interest                                        (1,782,270)         (180,492)          (963,803)

Minority interest in profit (loss) of subsidiary                           --             (11,759)           (86,843)
                                                                   ------------       -----------       ------------

      Net loss                                                     $ (1,782,270)      $  (168,733)      $   (876,960)
                                                                   ============       ===========       ============

Income (loss) applicable to common shares                          $ (1,782,270)      $  (168,733)      $   (876,960)
                                                                   ============       ===========       ============

Basic income (loss) per common and common equivalent shares        $      (1.40)      $     (0.14)      $      (0.73)
                                                                   ============       ===========       ============

Diluted income (loss) per common and common equivalent shares      $      (1.40)      $     (0.14)      $      (0.73)
                                                                   ============       ===========       ============

Weighted average number of shares and equivalent shares of common stock outstanding:

    Basic                                                             1,269,984         1,222,549          1,207,944
                                                                   ============       ===========       ============

    Diluted                                                           1,269,984         1,222,549          1,207,944
                                                                   ============       ===========       ============

See accompanying notes

CTI Industries Corporation and Subsidiaries
Consolidated Statements of Stockholders' Equity


                                                                                                        Warrants
                                                                                                       issued in

                                      Common Stock             Class B Common Stock                  connection with
                                -----------------------       -----------------------      Paid-in     subordinated      Retained
                                 Shares        Amount          Shares        Amount        Capital         debt          Earnings
                                -------     -----------       -------     -----------    -----------    ---------      -----------
Balance, October 31, 1998       966,327     $   188,434       366,300     $ 1,000,000    $ 5,554,332    $        --    $ 1,301,134

Acquisition of treasury
  stock on open market

Net loss                                                                                                                (1,782,270)

Other comprehensive income
  Foreign currency translation

Total comprehensive loss

                                ----------------------------------------------------------------------------------------------------

Balance, October 31, 1999       966,327     $   188,434       366,300     $ 1,000,000    $ 5,554,332    $        --    $  (481,136)

Acquisition of treasury
  stock on open market

Net loss                                                                                                               $  (168,733)

Other comprehensive income
  Foreign currency translation

Total comprehensive loss

                                ----------------------------------------------------------------------------------------------------

Balance, December 31, 1999      966,327     $   188,434       366,300     $ 1,000,000    $ 5,554,332    $        --    $  (649,869)

Expiration of stock
  redemption period

Warrants issued in connection
  with subordinated debt                                                                                $   228,360

Net loss                                                                                                               $  (876,960)

Other comprehensive income
  Foreign currency translation

Total comprehensive loss

                                ----------------------------------------------------------------------------------------------------
Balance, December 31, 2000      966,327     $   188,434       366,300     $ 1,000,000    $ 5,554,332    $   228,360    $(1,526,829)
                                ====================================================================================================


                                                                                Less

                                Accumulated       -------------------------------------------------------------------
                                   Other              Treasury Stock
                               Comprehensive      ---------------------    Redeemable        Stock      Notes Recvble
                                  Earnings        Shares       Amount     Common Stock    Sub Recvble    Shareholders      TOTAL
                                -----------       ------    -----------    -----------    -----------    ------------   -----------
Balance, October 31, 1998       $    26,377       54,383    $   407,294    $   413,406    $     4,700    $    56,456    $ 7,188,421

Acquisition of treasury

  stock on open market                            41,000        105,827                                                 $  (105,827)

Net loss                                                                                                                $(1,782,270)

Other comprehensive income

  Foreign currency translation      (11,829)                                                                            $   (11,829)
                                                                                                                        -----------
Total comprehensive loss                                                                                                $(1,794,099)
                                ----------------------------------------------------------------------------------------------------

Balance, October 31, 1999       $    14,548       95,383    $   513,121    $   413,406    $     4,700    $    56,456    $ 5,288,495

Acquisition of treasury

  stock on open market                            29,300    $    62,263                                                 $   (62,263)

Net loss                                                                                                                $  (168,733)

Other comprehensive income

  Foreign currency translation  $   (28,795)                                                                            $   (28,795)
                                                                                                                        -----------
Total comprehensive loss                                                                                                $  (197,528)
                                ----------------------------------------------------------------------------------------------------

Balance, December 31, 1999      $   (14,247)     124,683    $   575,384    $   413,406    $     4,700    $    56,456    $ 5,028,704

Expiration of stock

  redemption period                                                        $  (413,406)                                 $   413,406

Warrants issued in connection
  with subordinated debt                                                                                                $   228,360

Net loss                                                                                                                $  (876,960)

Other comprehensive income

  Foreign currency translation  $   (27,997)                                                                            $   (27,997)
                                                                                                                        -----------
Total comprehensive loss                                                                                                $  (904,957)
                                ----------------------------------------------------------------------------------------------------
Balance, December 31, 2000      $   (42,244)     124,683    $   575,384    $        --    $     4,700    $    56,456    $ 4,765,513
                                ===================================================================================================-

See accompanying notes

CTI Industries Corporation and Subsidiaries
Consolidated Statements of Cash Flows


                                                                                 Two months
                                                                  Year Ended       Ended         Year Ended
                                                                  October 31     December 31     December 31
                                                                    1999            1999            2000
                                                                 -----------     -----------     -----------
Cash flows from operating activities:
  Net loss                                                       $(1,782,270)    $  (168,733)    $  (876,960)
  Adjustment to reconcile net loss to cash
      provided by operating activities:
    Depreciation and amortization                                  1,381,663         264,616       1,751,318
    Equity in loss of subsidiary and joint venture                   115,360            --
    Minority interest in loss of subsidiary                             --           (11,759)        (86,843)
    Gain on sale of fixed assets                                        --            (5,008)        (30,046)
    Provision for losses on accounts receivable & inventory          332,988          32,760         317,856
    Deferred income taxes                                           (407,000)           --            21,933
    Change in assets and liabilities:
      Accounts receivable                                           (114,240)       (319,898)      1,455,886
      Inventory                                                    2,199,461        (732,686)       (707,564)
      Other assets                                                   403,418        (577,567)         31,906
      Accounts payable and accrued expenses                           62,630       1,166,550        (430,466)
                                                                 -----------     -----------     -----------

          Net cash provided by (used in) operating activities      2,192,010        (351,725)      1,447,020

Cash flows from investing activities:

  Proceeds from sale of property and equipment                          --         1,841,984            --
  Purchases of property and equipment                             (2,052,777)       (133,490)       (636,917)
  Investment in and advances to CTI Mexico                           (45,515)           --              --
  Acquisition of CTF International                                   (74,024)           --              --
  Cash acquired in acquisition of CTI Mexico                            --            54,029            --
  Purchase additional interest in CTI Mexico                            --              --          (109,547)
                                                                 -----------     -----------     -----------

          Net cash provided by (used in) investing activities     (2,172,316)      1,762,523        (746,464)

Cash flows from financing activities:

  Net change in revolving line of credit                            (604,223)        275,180        (239,662)
  Proceeds from issuance of long-term debt                         1,202,281            --              --
  Proceeds from issuance of short-term debt                          570,000            --         1,470,000
  Repayment of long-term debt                                       (778,597)     (1,396,649)       (970,493)
  Repayment of short-term debt                                      (190,000)       (380,000)       (554,973)
  Repayment of subordinated debt                                        --           (25,000)       (115,000)
  Purchase of treasury stock                                        (105,827)        (62,263)           --
                                                                 -----------     -----------     -----------

          Net cash provided by (used in) financing activities         93,634      (1,588,732)       (410,128)

Effect of exchange rate changes on cash                              (11,829)        (28,795)        (27,997)
                                                                 -----------     -----------     -----------

Net increase (decrease) in cash                                      101,499        (206,729)        262,431

Cash and Equivalents at Beginning of Period                          235,333         336,832         130,103
                                                                 -----------     -----------     -----------

Cash and Equivalents at End of Period                            $   336,832     $   130,103     $   392,534
                                                                 ===========     ===========     ===========

Supplemental disclosures:
  Cash paid for interest                                         $   905,218     $   184,377     $ 1,079,548

  Cash paid for income taxes                                     $      --       $      --       $      --

Noncash investing activities:
  Acquisition of additional equity interest in CTI Mexico in exchange for indebtedness of CTI Mexico to CTI Industries Corporation in the amount of $989,400,

  and equipment valued at $855,600.                              $      --       $ 1,845,000     $      --

See accompanying notes

CTI Industries Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

1.   Nature of Operations

CTI Industries Corporation (the "Company"), its United Kingdom subsidiary (CTI Balloons Limited), and Mexican subsidiaries (CTI Mexico Corporation, S.A. de C.V. and CTF International S.A. de C.V.) design, manufacture and distribute balloon products throughout the world. The Company also operates systems for the production, lamination and printing of films used for food packaging and other commercial uses.

2.   Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of CTI Industries Corporation, its wholly owned subsidiaries CTI Balloons Limited and CTF International S.A. de C.V., and its majority owned subsidiary CTI Mexico Corporation, S.A. de C.V. All significant intercompany accounts and transactions have been eliminated upon consolidation.

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

     Building                                      25 - 30 years
     Machinery and equipment                       3 - 15 years
     Office furniture and equipment                5 - 8 years
     Leasehold improvements                        5 - 8 years
     Furniture & equipment at customer locations   2 - 3 years

Depreciation expense was $1,366,446 for the year ended October 31, 1999, $248,561 for the two months ended December 31, 1999, and $1,649,437 for the year ended December 31, 2000.

CTI Industries Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

2.   Summary of Significant Accounting Policies, continued

Deferred Financing Costs

Deferred financing costs consist of unamortized financing costs incurred in connection with the refinancing of long-term debt during fiscal 1996. These costs are being amortized on a straight-line basis over the term of the loans. Amortization expense was $15,217 for the year ended October 31, 1999, $2,536 for the two months ended December 31, 1999, and $15,217 for the year ended December 31, 2000.

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

Comprehensive Income

Comprehensive income is defined as the change in equity of a business enterprise from non-stockholder transactions impacting stockholders' equity which are not included in the statement of income and are reported as a separate component of equity. For all periods presented, other comprehensive income includes only one component, which is the change in the foreign currency translation adjustment.

Revenue Recognition

The Company recognizes revenue using the accrual method of accounting when title transfers upon shipment.

Shipping and Handling Fees and Costs

In September 2000, the Emerging Issues Task Force ("EITF") released Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs". The Issue requires that shipping and handling costs be classified as costs of goods sold, and shipping and handling fees billed to customers be classified as revenues. Previously, the Company had netted its revenues from shipping and handling fees billed to customers against the related costs, and included the net amount as a component of cost of goods sold.

Effective December 31, 2000, the Company has reclassified all shipping and handling fees billed to customers from cost of goods sold to net sales for all periods presented. This reclassification had the effect of increasing net sales and cost of goods sold from the October 31, 1999 amounts previously reported with no effect on gross margins.

CTI Industries Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

2.   Summary of Significant Accounting Policies, continued

Concentration of Credit Risk

Concentration of credit risk with respect to trade accounts receivable is generally limited due to the number of entities comprising the Company's customer base. The Company performs ongoing credit evaluations and provides an allowance for potential credit losses against the portion of accounts receivable which is estimated to be uncollectible. Such losses have historically been within management's expectations. For the year ended December 31, 2000, the Company had two customers that accounted for approximately 19.7% and 7.8%, respectively, of consolidated net sales. Corresponding percentages of consolidated net sales generated by these customers for the year ended October 31, 1999, were approximately 14.3% and 16.2%, respectively, and for the two months ended December 31, 1999 were 15.5% and 6.5%, respectively. At December 31, 2000, the outstanding accounts receivable balances due from these two customers were $1,045,965 and $219,243, respectively.

Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Impairment of Long-Lived Assets and Goodwill

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

Goodwill is amortized over a fifteen year period. Accumulated amortization of goodwill at December 31, 1999 and 2000 was $13,519 and $100,183, respectively.

CTI Industries Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

3.   Inventory

Inventory is comprised of the following:

                                        December 31, 1999   December 31, 2000
                                        -----------------   -----------------
     Raw materials                        $     744,281       $     693,166
     Work in process                          1,099,763             975,360
     Finished goods                           4,677,444           5,392,470
                                          -------------       -------------
       Total inventory                    $   6,521,488       $   7,060,996
                                          =============       =============

4.   Line of Credit

The Company has a bank line of credit, due May 1, 2001, which provides for a maximum borrowing limit of $5,000,000, of which $245,823 and $16,986 was available at December 31, 1999 and 2000, respectively. Advances under the line of credit are subject to a borrowing base, as defined in the line of credit agreement. Interest is payable monthly at prime plus .5% (prime was 8.5% and 9.5% at December 31, 1999 and 2000, respectively). The line of credit is collateralized by all assets of the Company. The line of credit agreement contains, among other provisions, certain financial convenants relating to the maintenance of tangible net worth and the ratio of debt to equity. (See note 5)

5.   Notes Payable

Long-term debt at December 31, 2000 consists of:

     Term Loan, payable in monthly installments of $43,979
     including interest at 8.25% due May, 2002
     Collateralized by all assets of the Company. *                $  702,837

     Term Loan, payable in monthly installments of $19,617
     including interest at 8.25% due September, 2001
     Collateralized by all assets of the Company. *                 1,959,525

     Term Loan, payable in monthly installments of $46,195
     including interest at 8.25% due February, 2004
     Collateralized by all assets of the Company. *                 1,482,291

     Single payment note due January 31, 2001
     Interest rate at Prime. Unsecured. *                             250,000

     Single payment notes payable to an officer/shareholder
     Interest at 9%, payable on demand. Unsecured. *                  350,000

     Single payment notes payable to an officer/shareholder
     Interest at 9%, payable on demand. Unsecured. *                  370,000

     Installment Loan, payable in monthly installments of $3,633 including interest at 8.25% due May, 2001
     Collateralized by equipment. *                                    11,137

     Single payment note due September, 2000
     Interest at 26%. Unsecured                                        51,071

     Note payable on demand. Interest at 48%. Unsecured
     Interest payable monthly                                          83,440

CTI Industries Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

5.   Notes Payable, continued

     Note payable on demand. Interest at 48%. Unsecured.
     Interest payable monthly.                                          125,160

     Term Loan, payable in monthly installments of $3,854 plus
     interest at 4% over the CTP rate(20.25% at Dec. 31, 2000),
     due December, 2002. Unsecured.                                      92,495
                                                                    -----------
         Total                                                      $ 5,477,956

     Less current portion                                            (4,176,934)
                                                                    -----------
         Total long-term debt                                       $ 1,301,022
                                                                    ===========

*Paid off with new financing

Future Minimum principal payments for amounts outstanding under these long-term debt agreements are as follows for the years ended December 31:

          2001                                       $ 4,176,934
          2002                                           747,467
          2003                                           527,943
          2004                                            25,612
                                                     -----------
                                                     $ 5,477,956
                                                     ===========

The loan agreements contain, among other provisions, certain financial convenants relating to the maintenance of tangible net worth and the ratio of debt to equity. The agreements impose limitations on the Company with respect to dividends and also contain a clause allowing for the subjective acceleration of amounts due under the loan agreements in the event of material adverse changes. At December 31, 2000, the Company was in violation of certain of these financial covenants.

In January 2001, the Company entered into a Loan and Security Agreement with a new lender under which the lender has provided the Company with a credit facility in the amount of $9,500,000, secured by equipment, inventory, receivables, and other assets of the Company. The credit facility includes a term loan of $1,426,000, at an interest rate of prime plus 0.75%, and a revolving line of credit at an interest rate of prime plus 0.50%, the amount of which is based on advances of up to 85% of eligible receivables and 50% of the value of the Company's inventory. The credit facility is secured by substantially all assets of the Company. The term of this credit facility is for a period of three years, which may be extended by either party for an additional year.

Also in January 2001, another lender loaned to the Company the sum of $2,873,000 in a refinance of the Company's principal office building and property situated in Barrington, Illinois. The loan is secured by the aforementioned building and property, and has been made in the form of two notes. The first note is in the principal amount of $2,700,000, bears interest at the rate of 9.75%, and has a term of five years with an amortization period of 25 years. The second note is in the principal amount of $173,000 with an interest rate of 10%, and has a term of three years.

CTI Industries Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

6.   Stock Redemption

In March 1996, the Company entered into a Stock Redemption agreement with a shareholder which was subsequently amended June 27, 1997. Under the amended Stock Redemption Agreement, the Company has the right but not the obligation to redeem up to 111,111 shares of Common Stock owned by the shareholder at the price of $5.85 per share at any time through January 31, 1998. Commencing March 1, 1998 through February 28, 2000, the Company is obligated to redeem shares at $5.85 per share. The number of shares required to be redeemed quarterly is based on the sum of (i) an amount equal to 2% of the Company's pretax profits each fiscal quarter (beginning with the quarter ended February 28, 1998) and (ii) an amount equal to 2% (but not to exceed $3,000) of the amount that latex and mylar balloon revenues exceed $1.3 million in any month. The company also has the right to redeem additional shares of Common Stock from the shareholder during this period at $5.85 per share, provided total number of shares subject to redemption under the Stock Redemption Agreement does not exceed 111,111. Redeemable Common Stock has been reflected as a liability with a contra equity account on the balance sheet. As of the date of this report, the obligation to redeem shares had expired, and 40,444 shares of Common Stock were redeemed under the Stock Redemption Agreement.

7.   Income Taxes

The income tax provisions (benefits) are comprised of the following:

                                         Oct. 31,        Dec. 31,      Dec. 31,
                                           1999            1999          2000
Current:
  Federal                               $    --         $    --        $    --
  State                                      --              --             --
  Foreign                                  27,749           5,383         84,917
                                        ----------------------------------------
                                           27,749           5,383         84,917

Deferred:
  Federal                                (354,800)           --             --
  State                                   (52,200)           --             --
  Foreign                                    --              --           21,993
                                        ----------------------------------------
                                         (407,700)           --             --
                                        ----------------------------------------
Total income tax provision (benefit)    $(379,251)      $   5,383      $ 106,910
                                        ========================================

The components of the net deferred tax asset(liability)at December 31 are as follows:

                                                         1999           2000
     Deferred tax assets:
       Allowance for doubtful accounts               $   130,000    $   112,400
       Inventory valuation                               123,200        142,600
       Accrued liabilities                               155,100        167,900
       Cash basis of foreign inventory purchases        (276,200)      (357,200)
       Net operating loss carryforwards                1,611,400      1,910,300
       Alternative minimum tax credit carryforwards      371,600        381,300
                                                     -----------    -----------

        Total deferred tax assets                      2,115,100      2,357,300

CTI Industries Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

7.   Income Taxes, continued

     Deferred tax liabilities:
       Book over tax basis of capital assets             718,476        767,709
                                                     -----------    -----------

                                                       1,396,624      1,589,591

     Less:  Valuation allowance                         (496,400)      (711,300)
                                                     -----------    -----------

         Net deferred tax asset                      $   900,224    $   878,291
                                                     ===========    ===========

The Company maintains a valuation allowance with respect to deferred tax assets as a result of the uncertainty of ultimate realization. At December 31, 2000, the Company has net operating loss carryforwards of approximately $4,500,000, expiring in various years through 2020. In addition, the Company has approximately $372,000 and $381,000 of alternative minimum tax credits as of December 31, 1999 and 2000, respectively, which have no expiration date. Unremitted earnings of foreign subsidiaries have been indefinitely reinvested.

Income tax provisions differed from the taxes calculated at the statutory federal tax rate as follows:

                                      October 31,   December 31,   December 31,
                                         1999           1999          2000
Taxes at statutory rate               $(734,900)     $ (59,500)     $(291,300)
State income taxes                     (104,100)        (8,400)       (41,300)
Increase in deferred tax
   Valuation allowance                  400,000         96,400        214,900
Foreign tax on assets                      --             --           42,700
Foreign taxes and other                  59,749        (23,117)       181,910
                                      ---------------------------------------

Income tax provision (benefit)        $(379,251)     $   5,383      $ 106,910
                                      =======================================

8.   Research and Development

The Company conducts product development and research activities which includes
(i) creative product development, (ii) creative marketing, and (iii) engineering development. During the year ended October 31, 1999, the two months ended December 31, 1999, and the year ended December 31, 2000, the Company estimates that the total amount spent on research and development activities was approximately, $257,000, $45,000, and $291,000, respectively.

9.   Employee Benefit Plan

Effective January 1, 1993, the Company established a defined contribution plan for substantially all employees. The plan provides for the Company matching contributions on the first $300 of employee contributions with an additional bonus match of 1% of compensation for all participants who are employees on the last date of the plan year. Profit sharing contributions may also be made at the discretion of the Board of Directors. Employer contributions to the plan totaled $62,506 for the year ended October 31, 1999, $8,535 for the two months ended December 31, 1999, and $54,012 for the year ended December 31, 2000.

CTI Industries Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

10.  Related Party Transactions

The Company obtains legal services from law firms in which several shareholders of the law firms are also shareholders of the Company, and in which one shareholder of the law firms is both a director and a shareholder of the Company. Legal fees incurred with these firms were $101,014 for the year ended October 31, 1999, $26,798 for the two months ended December 31, 1999, and $124,308 for the year ended December 31, 2000.

The Company purchases packaging materials from entities in which shareholders of the Company maintained an ownership interest. Purchases from these affiliates were $251,203 for the year ended October 31, 1999, $43,847 for the two months ended December 31, 1999, and $235,299 for the year ended December 31, 2000.

In 1998, the Company advanced funds totaling $81,352 to officers of the Company. $56,456 of these funds were used to purchase common stock of the Company and is reflected as a contra equity account at December 31, 1999 and 2000.

In November 1999, the Company sold one of its buildings to a related party.  See
Note 14.

11.  Joint Venture

Effective September 16, 1996, the Company entered into a joint venture agreement with a manufacturer in Mexico. The joint venture, CTF International, was formed to engage in the production and packaging of balloons. Under the agreement, both entities held a 50% interest in the joint venture. As of October 31, 1998, the Company had made a total capital investment in the joint venture of $77,975 and accounted for its proportionate share of income or loss using the equity method. In July 1999, the Company acquired the remaining 50% of CTF International for $40,000.

12.  Investment in Subsidiary

On January 26, 1998, the Company and CTI Mexico Corporation S.A. de C.V. ("CTI Mexico") entered into an agreement under which (i) the Company subscribed for 45% of the outstanding capital stock of CTI Mexico for $800,000, (ii) the Company loaned to CTI Mexico $850,000 collateralized by certain latex balloon manufacturing equipment, and (iii) the 1995 equipment purchase agreement between the parties was cancelled with respect to 2 pieces of latex balloon manufacturing equipment, which is now owned by CTI and leased to CTI Mexico. The purchase of the capital stock was effective February 1, 1998. The Company accounted for the investment using the equity method.

On November 12, 1999, the Company entered into an agreement to acquire additional shares of CTI Mexico, bringing the Company's Common Stock ownership to approximately 74%. The Company contributed to the capital of CTI Mexico certain outstanding indebtedness of CTI Mexico to the Company in the amount of $989,400, and certain equipment valued at $855,600, in exchange for capital stock of CTI Mexico. The acquisition resulted in the recording of goodwill in the amount of $1,216,704, which is being amortized over a period of 15 years. On March 8, 2000, the Company acquired an additional 2% interest in CTI Mexico. The new shares were purchased for $109,547, resulting in $83,250 of additional goodwill.

CTI Industries Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

12.  Investment in Subsidiary, continued

Amortization of goodwill for the two months ended December 31, 1999 was $13,519, and for the year ended December 31, 2000 was $86,664.

13.  Commitments and Contingencies

Operating Leases

The Company entered into a 10-year lease agreement for office and warehouse facilities in November 1999. Approximately 50% of the facility is subleased through March 2002. The Company's United Kingdom subsidiary also maintains a lease for office and warehouse space which expires in 2019.

The Company leases office equipment under operating leases which expire on various dates between February 2002 and April 2004.

The net lease expense was $109,056 for the year ended October 31, 1999, $46,468 for the two months ended December 31, 1999, and $338,213 for the year ended December 31, 2000.

The future aggregate minimum net lease payments under existing agreements as of December 31, as follows:

                          Lease payments     Sublease Income        Net

     2001                   $  410,126          $  135,374       $  274,752
     2002                      360,398              49,800          310,598
     2003                      335,157                --            335,157
     2004                      269,610                --            269,610
     2005                      260,544                --            260,544
     Thereafter              1,524,368                --          1,524,368

Licenses

The Company has certain merchandising license agreements that require royalty payments based upon the Company's net sales of the respective products. The agreements call for guaranteed minimum commitments that are determined on a calendar year basis. Future guaranteed commitments due, as computed on a pro rata basis, as of December 31, are as follows:

               2001                                  $549,500
               2002                                   308,250
               2003                                   172,500

14.  Sale/Leaseback of Building

In November, 1999, the Company sold its building located next to its headquarters in Barrington, Illinois for a gain of $300,467, and entered into an agreement to lease back the facility. The building is owned by an entity in which officers/shareholders of the Company have a controlling interest. The gain realized on the sale was deferred and is being recognized into income over the 10 year lease term.

The gain as previously reported in the 10-QSBT filed for the two month transition period ended December 31, 1999 has been adjusted to reflect the deferral of the gain over the life of the lease.

CTI Industries Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

15.  Stock Options

On March 19, 1999, the Board of Directors approved for adoption, effective May 6, 1999, the 1999 Stock Option Plan ("Plan"). The Plan authorizes the grant of options to purchase up to an aggregate of 133,333 shares of the Company's Common Stock. As of December 31, 2000, 132,500 options had been granted under the 1999 Stock Option Plan. The options are exercisable immediately upon grant, and have a term of ten years.

Under the Company's 1997 Stock Option Plan (effective July 1, 1997), a total of 100,000 shares of Common Stock are reserved for issuance under the Stock Option Plan. Options to purchase 99,667 shares of Common Stock have been granted as of October 31, 1998, and remain outstanding at December 31, 2000. The options are exercisable immediately upon grant and have a term of ten years. The Plan provides for the award of options, which may either be incentive stock options ("ISOs") within the meaning of Section 422A of the Internal Revenue Code of 1986, as amended (the "Code") or non-qualified options ("NQOs") which are not subject to special tax treatment under the Code. The Plan is administered by the Board or a committee appointed by the Board (the "Administrator"). Officers, directors, and employees of, and consultants to, the Company or any parent or subsidiary corporation selected by the Administrator are eligible to receive options under the Plan. Subject to certain restrictions, the Administrator is authorized to designate the number of shares to be covered by each award, the terms of the award, the date on which and the rates at which options or other awards may be exercised, the method of payment and other terms.

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

CTI Industries Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

15.  Stock Options, continued

In September, 1999, warrants to purchase 16,026 shares of the Company's Common Stock at an exercise price of $9.36 per share were cancelled and reissued at an exercise price of $1.69 per share.

In November 1999, warrants issued in 1997 to purchase up to 76,389 shares of the Company's Common Stock for $9.36 were cancelled. New warrants to purchase up to 423,579 shares of the Company's Common Stock at $1.688 were issued. The new warrants expire on November 9, 2004.

The following is a summary of the activity in the Company's stock option plans and other options issued for the periods ended October 31, 1999, December 31, 1999, and December 31, 2000.


                                                Oct. 31, 1999    Dec. 31, 1999     Dec. 31, 2000

Outstanding, beginning of period                   272,539           271,205           610,729
Granted                                             16,026           423,579           132,500
Exercised                                             --                --                --
Cancelled                                          (17,360)          (84,055)             --
                                                  --------------------------------------------

Outstanding at the end of period                   271,205           610,729           743,229
                                                  ============================================

Weighted average exercise price per share         $   6.54          $   2.81          $   2.72
                                                  ============================================

Exercisable at end of period                       271,205           610,729           743,229
                                                  ============================================

At December 31, 2000, available options to grant were 1,166.

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

CTI Industries Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

15.  Stock Options, continued

If compensation cost based on fair value method of the options had been used, the Company's net income and earnings per common share (EPS) would have been as follows for the year ended December 31, 2000:

                                                                            2000

     Net income (loss)          As reported                   $   (877)
                                Pro Forma                       (1,025)

     EPS                        As reported                   $  (0.73)
                                Pro Forma                     $  (0.85)

The pro forma effect of compensation cost based on the fair value method of the warrants issued in 1999 and 2000 was not significant.

The fair value of each option was estimated as of the date of the grant using the Black-Scholes option pricing model based on the following assumptions:

                                                         1999         2000

     Expected life (years)                               3.75           10
     Volatility                                            20%          20%
     Risk-free interest rate                              6.0%         6.1%
     Dividend yield                                        --           --

The weighted average fair value of options granted during the years ending October 31, 1999 and December 31, 2000 was $0.44 and $1.12 per share, respectively.

Significant option and warrant groups outstanding at December 31, 2000 and related weighted average price and remaining life information are as follows:

                                                                       Remaining
                                                                            Life

  Grant Date            Outstanding     Exercisable   Exercise Price    (Years)

March 2000                132,500         132,500         $2.32            9
September 1998             65,667          65,667         $7.80            8
September 1997             35,000          35,000         $7.71            7
September 1999             16,026          16,026         $1.69            4
November 1999             423,579         423,579         $1.69            4
December 1996              70,457          70,457         $2.73            2

16.  Stock Split

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

CTI Industries Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

17.  Earnings Per Share

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

Earnings per share for the periods ended October 31, 1999, December 31, 1999, and December 31, 2000 was computed as follows:


                                     Year Ended      Two months ended        Year Ended
                                  October 31, 1999   December 31, 1999    December 31, 2000
           BASIC Average shares outstanding:

  Weighted average shares

   Outstanding during period          1,269,984           1,222,549           1,207,944

Earnings:
  Net income (loss)                 $(1,782,270)        $  (168,733)        $  (876,960)

Amount for per share
  Computation                       $(1,782,270)        $  (168,733)        $  (876,960)
                                    ===========         ===========         ===========

Net earnings applicable to
    Common shares                   $     (1.40)        $     (0.14)        $     (0.73)
                                    ===========         ===========         ===========

          DILUTED Average shares outstanding:

  Weighted average shares
    Outstanding                       1,269,984           1,222,549           1,207,944

  Common stock equivalents
    (options/warrants)                     --                  --                  --
                                    -----------         -----------         -----------
Weighted average shares
   Outstanding during period          1,269,984           1,222,549           1,207,944

Earnings:
  Net income                        $(1,782,270)        $  (168,733)        $  (876,960)

Amount for per share
  Computation                       $(1,782,270)        $  (168,733)        $  (876,960)
                                    ===========         ===========         ===========

Net earnings applicable to
    Common shares                   $     (1.40)        $     (0.14)        $     (0.73)
                                    ===========         ===========         ===========

CTI Industries Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

18.  Geographic Segment Data

The Company's operations consist of a business segment which designs, manufactures, and distributes balloon products. Transfers between geographic areas were primarily at cost. The Company's subsidiaries have assets consisting primarily of trade accounts receivable, inventory and machinery and equipment. Sales and selected financial information by geographic area for the periods ended October 31, 1999, December 31, 1999, and December 31, 2000 are as follows:


                               United States       United Kingdom          Mexico            Eliminations         Consolidated

Year ended 10/31/99
Revenues                       $ 17,388,540         $  1,826,874        $    437,410         $ (1,046,410)        $ 18,606,414
Operating income                 (1,481,723)             130,829             (14,720)                               (1,365,614)
Net income                       (1,874,456)             108,622             (16,436)                               (1,782,270)
Total Assets                   $ 20,677,206         $    839,891        $    412,262         $   (490,372)        $ 21,438,987

2 months ended 12/31/99
Revenues                       $  3,219,118         $    321,296        $    876,401         $   (510,919)        $  3,905,896
Operating income                      4,640               44,633              (3,234)             (29,465)              16,574
Net income                         (128,814)              39,250             (61,464)             (17,705)            (168,733)
Total Assets                   $ 19,957,219         $    779,182        $  5,317,292         $ (1,946,167)        $ 24,107,526

Year ended 12/31/00
Revenues                       $ 19,132,267         $  2,030,685        $  5,162,131         $ (3,525,423)        $ 22,799,660
Operating income                    326,986              177,340            (310,019)              18,687              212,994
Net income                         (546,192)             144,898            (380,170)             (95,496)            (876,960)
Total Assets                   $ 18,881,026         $    723,178        $  4,849,095         $ (2,234,509)        $ 22,218,790