Form 10QSB
period 2001-03-31
CTI INDUSTRIES CORP
filed 2001-05-21
CIK 1042187

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 2001

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:


     COMMON STOCK, $.195 par value, 841,644 outstanding Shares and CLASS B COMMON STOCK, $2.73 par value, 366,300 outstanding Shares, as of March 31, 2001.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

     The following consolidated financial statements of the Registrant are attached to this Form 10-QSB:

     1. Interim Balance Sheet as of March 31, 2001 and Balance Sheet as of December 31, 2000.

     2. Interim Statements of Operations for the three month periods ending March 31, 2001, and March 31, 2000.

     3. Interim Statements of Cash Flows for the three month periods ending March 31, 2001 and March 31, 2000.

     The Financial Statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of results for the periods presented.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Results of Operations

     Net Sales. For the three months ended March 31, 2001, net sales were $6,081,000, as compared to sales of $7,162,000 for the three months ended March 31, 2000, a decrease of 15.1%. The decline in sales is due to a decrease in metallized balloon sales of approximately $1,400,000, which was partially offset by an increase in printed and laminated film sales of $350,000.

     Cost of Sales. For the three months ended March 31, 2001, cost of sales increased to 73.3% of net sales as compared to 69.1% of net sales for the same period in 2000. The increase was primarily the result of lower than expected margins in the production and sale of latex balloons.

     Administrative. For the three months ended March 31, 2001, administrative expenses were $747,000 or 12.3% of sales as compared to $858,000, or 12.0% of sales for the same period in 2000. The majority of the decrease in administrative expense dollars came from reduced expenditures in the Company's Mexico operation.

     Selling. For the three months ended March 31, 2001, selling expenses were $426,000 or 7.0% of sales, as compared to $523,000, or 7.3% of net sales for the same period in 2000. The decline in selling expense dollars is primarily related to the decline in sales volume and the selling expenses directly associated with those sales.

     Advertising and Marketing. For the three months ended March 31, 2001, advertising and marketing expenses were $271,000 or 4.5% of net sales as compared to $314,000 or 4.4% of net sales in the same period 2000. The decrease in advertising and marketing expense dollars came from several items, mainly reduced spending for printed advertising media, and reduced expenditures related to the Company's participation in trade shows.

     Other Income or Expense. Interest expense increased to $300,000 for the three months ended March 31, 2001, as compared to $285,000 for the three months ended March 31, 2000. The increase in interest expense is due to the Company's increased level of borrowings.

     Net Income or Loss. For the three months ended March 31, 2001, the Company had a loss before taxes and minority interest of $148,000, as compared to income before taxes and minority interest of $263,000 for the same three month period in 2000. The provision for income taxes for the three-month period ended March 31, 2001 was $9,000, resulting in a net loss of $133,000. The provision for income taxes for the three-month period ended March 31, 2000 was $57,000, resulting in net income of $176,000.

Financial Condition

     Liquidity and Capital Resources. Cash flow used in operations during the three months ended March 31, 2001 was $1,085,000, which resulted principally from an increase accounts receivable. During the three months ended March 31, 2000, cash flow provided by operations was $86,000, mainly a result of non-cash depreciation and amortization expense and lower inventory levels.

     Investment Activities. During the three months ended March 31, 2001 cash flow used in investing activities for the purchase of machinery and equipment was $82,000. In the three months ended March 31, 2000, $152,000 was used in investing activities, primarily for the purchase of machinery and equipment, and the purchase of additional equity ownership in CTI Mexico.

     Financing Activities. For the three months ended March 31, 2001, cash flow provided by financing activities was $1,208,000. The two primary sources of this cash flow were the refinancing of the Company's debt which netted additional cash of approximately $800,000, and the cash flow provided by the short-term revolving line of credit. Cash flow provided by financing activities for the three months ended March 31, 2000 was $171,000, resulting from the use of the short-term revolving line of credit.

     At March 31, 2001, the Company had a cash balance of $435,000. The Company's current cash management strategy includes maintaining minimal cash balances and utilizing the revolving line of credit for liquidity. At December 31, 2000, the Company had cash and cash equivalents of $393,000. At March 31, 2001, the Company had working capital of ($1,180,000), and at December 31, 2000, working capital was ($3,862,000).

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

Dated: May 18, 2001                        CTI INDUSTRIES CORPORATION


                                           By: /s/ Howard W. Schwan
                                               ---------------------------------
                                               Howard W. Schwan, President

CTI Industries Corporation and Subsidiaries
Consolidated Balance Sheets
                                                     March 31,      December 31,
                                                       2001             2000
                                                   (Unaudited)       (Audited)
                                                   ------------    ------------
                                 ASSETS
Current assets:
  Cash                                             $    434,803    $    392,534
  Accounts receivable  (less allowance
    for doubtful accounts of $328,086
    and $312,572 at March 31, 2001 and
    December 31,2000, respectively)                   4,150,754       2,573,577
  Inventories                                         6,930,016       7,060,996
  Deferred tax assets                                    65,700          65,700
  Other                                                 727,888         659,371
                                                   ------------    ------------

      Total current assets                           12,309,161      10,752,178

Property and equipment:
  Machinery and equipment                            13,482,893      13,472,187
  Building                                            2,383,530       2,370,644
  Office furniture and equipment                      1,672,143       1,652,823
  Land                                                  250,000         250,000
  Leasehold improvements                                161,885         161,885
  Fixtures and equipment at customer locations        2,202,743       2,202,743
  Projects under construction                           495,155         405,748
                                                   ------------    ------------
                                                     20,648,349      20,516,030
    Less: accumulated depreciation                  (11,720,171)    (11,342,792)
                                                   ------------    ------------

      Total property and equipment, net               8,928,178       9,173,238

Other assets:
  Deferred financing costs, net                         125,958          11,412
  Goodwill associated with acquisition
    of CTI Mexico, net                                1,179,493       1,199,771
  Deferred tax assets                                   811,202         812,591
  Other assets                                          360,765         269,600
                                                   ------------    ------------

      Total other assets                              2,477,418       2,293,374
                                                   ------------    ------------

TOTAL ASSETS                                       $ 23,714,757    $ 22,218,790
                                                   ============    ============

See accompanying notes

                  LIABILITIES AND STOCKHOLDERS' EQUITY

                                                     March 31,      December 31,
                                                       2001             2000
                                                   (Unaudited)       (Audited)
                                                   ------------    ------------
Current liabilities:
  Accounts payable                                 $  5,123,753    $  5,045,773
  Line of credit                                      4,520,311       3,609,541
  Notes payable - current portion                     1,715,918       4,176,934
  Accrued liabilities                                 2,129,482       1,781,984
                                                   ------------    ------------

      Total current liabilities                      13,489,464      14,614,232

Long-term liabilities:
  Other liabilities                                     824,809         802,596
  Notes payable                                       4,091,362       1,301,022
  Subordinated debt                                     486,640         496,640
                                                   ------------    ------------

      Total long-term liabilities                     5,402,811       2,600,258

Minority interest                                       215,300         238,787

Stockholders' equity:
  Common stock  - $.195 par value, 5,000,000
    shares authorized, 966,327 shares issued,
    841,644 shares outstanding                          188,434         188,434
  Class B Common stock  - $2.73 par value,
    500,000 shares authorized, 366,300 shares
    issued and outstanding                            1,000,000       1,000,000
  Paid-in-capital                                     5,554,332       5,554,332
  Warrants issued in connection with
    subordinated debt                                   228,360         228,360
  Accumulated deficit                                (1,660,098)     (1,526,829)
  Accumulated other comprehensive earnings              (67,306)        (42,244)
    Less:
      Treasury stock - 124,683 shares                  (575,384)       (575,384)
      Stock subscription receivable                      (4,700)         (4,700)
      Notes receivable from stockholders                (56,456)        (56,456)
                                                   ------------    ------------

      Total stockholders' equity                      4,607,182       4,765,513
                                                   ------------    ------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY           $ 23,714,757    $ 22,218,790
                                                   ============    ============

See accompanying notes

CTI Industries Corporation and Subsidiaries
Consolidated Statements of Operations

                                                      Quarter Ended March 31
                                                        2001           2000
                                                    (Unaudited)     (Unaudited)
Net Sales                                           $ 6,080,573     $ 7,162,326
Cost of Sales                                         4,457,778       4,948,329
                                                    -----------     -----------
      Gross profit on sales                           1,622,795       2,213,997

Operating expenses:
  Administrative                                        746,925         857,522
  Selling                                               425,581         522,774
  Advertising and marketing                             271,199         314,226
                                                    -----------     -----------
      Total operating expenses                        1,443,705       1,694,522
                                                    -----------     -----------
Income from operations                                  179,090         519,475

Other income (expense):
  Interest expense                                     (299,904)       (285,411)
  Interest income                                           741           9,580
  Gain on sale of assets                                  7,512           7,512
  Other                                                 (35,072)         11,592
                                                    -----------     -----------
      Total other income (expense)                     (326,723)       (256,727)
                                                    -----------     -----------
Income (loss) before income taxes and
  minority interest                                    (147,633)        262,748
Income tax expense                                        9,123          57,251
                                                    -----------     -----------
Income (loss) before minority interest                 (156,756)        205,497
Minority interest in profit (loss)
  of subsidiary                                         (23,487)         29,287
                                                    -----------     -----------
      Net income (loss)                             $  (133,269)    $   176,210
                                                    ===========     ===========
Income (loss) applicable to common shares           $  (133,269)    $   176,210
                                                    ===========     ===========
Basic income (loss) per common and common
  equivalent shares                                 $     (0.11)    $      0.15
                                                    ===========     ===========
Diluted income (loss) per common and common
  equivalent shares                                 $     (0.11)    $      0.13
                                                    ===========     ===========
Weighted average number of shares and
  equivalent shares of common stock
  outstanding:
    Basic                                             1,207,944       1,207,944
                                                    ===========     ===========
    Diluted                                           1,207,944       1,315,442
                                                    ===========     ===========

See accompanying notes

CTI Industries Corporation and Subsidiaries
Consolidated Statements of Cash Flows

                                                                 Quarter Ended March 31
                                                                   2001          2000
                                                                (Unaudited)   (Unaudited)
                                                                -----------    ---------
Cash flows from operating activities:
  Net profit (loss)                                             $  (133,269)   $ 176,210
  Adjustment to reconcile net profit (loss) to cash
      provided by operating activities:
    Depreciation and amortization                                   390,936      440,293
    Minority interest in profit (loss) of subsidiary                (23,487)      29,287
    Gain on sale of fixed assets                                     (7,512)      (7,512)
    Provision for losses on accounts receivable & inventory          50,000       49,500
    Change in assets and liabilities:
      Accounts receivable                                        (1,338,556)    (478,582)
      Inventory                                                    (215,727)     286,218
      Other assets                                                  204,184     (153,813)
      Accounts payable and accrued expenses                         (11,642)    (255,323)
                                                                -----------    ---------

          Net cash (used in) provided by operating activities    (1,085,073)      86,278

Cash flows from investing activities:
  Purchases of property and equipment                               (81,938)     (66,752)
  Purchase additional interest in CTI Mexico                           --        (85,652)
                                                                -----------    ---------

          Net cash used in investing activities                     (81,938)    (152,404)

Cash flows from financing activities:
  Net change in revolving line of credit                            910,770      422,166
  Proceeds from issuance of long-term debt                        4,655,035         --
  Proceeds from issuance of short-term debt                       1,131,819         --
  Repayment of long-term debt                                    (4,464,216)    (236,654)
  Repayment of short-term debt                                   (1,014,920)        --
  Repayment of subordinated debt                                    (10,000)     (15,000)
                                                                -----------    ---------

          Net cash provided by financing activities               1,208,488      170,512

Effect of exchange rate changes on cash                                 792        8,475
                                                                -----------    ---------

Net increase in cash                                                 42,269      112,861

Cash and Equivalents at Beginning of Period                         392,534      130,103
                                                                -----------    ---------

Cash and Equivalents at End of Period                           $   434,803    $ 242,964
                                                                ===========    =========

See accompanying notes

March 31, 2001

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report on Form 10-KSB for the year ended December 31, 2000.

Note 2 - Company Debt Restructure

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

Earnings per share for the periods ended March 31, 2001 and 2000 was computed as follows:

CTI Industries Corporation and Subsidiaries



                                                        Quarter Ended March 31
                                                        2001             2000
                                                     (Unaudited)     (Unaudited)
                                                     -----------     -----------
Basic
Average shares outstanding:
  Weighted average number of shares of
    common stock outstanding during the
    period                                             1,207,944       1,207,944
                                                     ===========      ==========

Net income:
  Net income  (loss)                                 $  (133,269)     $  176,210

  Amount for per share computation                   $  (133,269)     $  176,210
                                                     ===========      ==========

  Per share amount                                   $     (0.11)     $     0.15
                                                     ===========      ==========


Diluted
Average shares outstanding:
  Weighted average number of shares of
    common stock outstanding during the
    period                                             1,207,944       1,207,944
  Net additional shares assuming stock
    options and warrants exercised and
    proceeds used to purchase treasury
    stock                                                   --           107,498
                                                     -----------      ----------
  Weighted average number of shares and
    equivalent shares of common stock
    outstanding during the period                      1,207,944       1,315,442
                                                     ===========      ==========

Net income:
  Net income (loss)                                  $  (133,269)     $  176,210

  Amount for per share computation                   $  (133,269)     $  176,210
                                                     ===========      ==========

  Per share amount                                   $     (0.11)     $     0.13
                                                     ===========      ==========