Form 10QSB
period 2001-06-30
CTI INDUSTRIES CORP
filed 2001-08-17
CIK 1042187

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2001

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:


     COMMON STOCK, $.195 par value, 841,644 outstanding Shares and CLASS B COMMON STOCK, $2.73 par value, 366,300 outstanding Shares, as of June 30, 2001.

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

     The following consolidated financial statements of the Registrant are attached to this Form 10-QSB:

          1. Interim Balance Sheet as of June 30, 2001 and Balance Sheet as of December 31, 2000.

          2. Interim Statements of Operations for the three and six month periods ending June 30, 2001, and June 30, 2000.

          3. Interim Statements of Cash Flows for the six month periods ending June 30, 2001 and June 30, 2000.

     The Financial Statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of results for the periods presented.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Results of Operations

     Net Sales. For the fiscal quarter ended June 30, 2001, net sales were $6,876,000, compared to net sales of $5,434,000 for the three months ended June 30, 2000, an increase of 26.5%. Net sales for the first six months of fiscal 2001 increased 2.9% to $12,957,000, compared to net sales of $12,596,000 for the six months ended June 30, 2000. For the six month period, sales of laminated, specialty and printed films increased by 78.0% compared to the same period of the prior year. This increase was offset by a decline in the sales of metallized balloons for the same period.

     Cost of Sales. For the fiscal quarter ended June 30, 2001, cost of sales increased to 73.7% of net sales as compared to 66.1% of net sales in the three month period ended June 30, 2000. This increase was the result principally of the shift in sales to laminated films and latex balloons. Cost of goods sold was 73.5% of net sales for the first six months of fiscal 2001, compared to 67.8% for the six-month period ended June 30, 2000.

     Administrative. For the fiscal quarter ended June 3, 2001, administrative expenses were $818,000, or 11.9% of net sales as compared to $858,000, or 15.8% of net sales for the three month period ended June 30, 2000. For the first six months of fiscal 2001, administrative expenses were $1,565,000, or 12.1% of net sales as compared to $1,715,000, or 13.6% of net sales for the six month period ended June 30, 2000. The decrease in administrative expenses is attributable principally to a reduction in personnel.

     Selling. For the fiscal quarter ended June 30, 2001, selling expenses were $445,000, or 6.5% of net sales, as compared to $555,000, or 10.2% of net sales for the three month period ended June 30, 2000. For the first six months of fiscal 2001, selling expenses were $871,000, or 6.7% of net sales as compared to $1,078,000, or 8.5% of net sales for the three month period ended June 30, 2000. The decline in selling expense dollars is primarily related to a decrease in personnel in Mexico.

     Advertising and Marketing. For the fiscal quarter ended June 30, 2001, advertising and marketing expenses were $307,000, or 4.5% of net sales as compared to $310,000, or 5.7% of net sales in the three month period ended June 30, 2000. For the first six months of fiscal 2001, advertising and marketing expenses were $578,000, or 4.5% of sales as compared to $625,000, or 4.9% of net sales for the six month period ended June 30, 2000.

     Other Income or Expense. Interest expense increased to $243,000 for the quarter ended June 30, 2001, as compared to $181,000 for the three month period ended June 30, 2000. Interest expense increased to $542,000 for the six months ended June 30, 2001, as compared to $466,000 for the three month period ended June 30, 2000. The increase in interest expense was due to the Company's increased level of borrowings.

     Net Income or Loss. For the fiscal quarter ended June 30 2001, the Company had income before taxes and minority interest of $86,000 as compared to a loss before taxes and minority interest of $318,000 for the three month period ended June 30, 2000. Income tax expense for the second quarter of fiscal 2001 was $4,000, resulting in net income of $60,000. The income tax expense for the three month period ended June 30, 2000 was $23,000, resulting in a net loss of $311,000. For the six months ended June 30, 2001, net loss was $73,000, as compared to a net loss of $134,000 for the six month period ended June 30, 2000.

Financial Condition

     Liquidity and Capital Resources. Cash flow used in operations during the six months ended June 30, 2001 was $1,046,000, which was affected by an increase in accounts receivable resulting from increased sales volume and an increase in inventory. During the six month period ended June 30, 2000, cash flows provided by operations were $1,503,000, primarily the result of a disposition of assets.

     Investment Activities. During the six months ended June 30, 2001, cash flow used in investing activities for the purchase of machinery and equipment was $408,000. In the six month period ended June 30, 2000, $1,287,000 was used in investing activities, primarily for the purchase of an interest in CTI Mexico.

     Financing Activities. For the six months ended June 30, 2001, cash flow provided by financing activities was $1,104,000. The primary source of this cash flow was the net proceeds from new long-term indebtedness (less the payment of prior indebtedness). Cash flow provided by financing activities for the six month period ending June 30, 2000 was $44,000, resulting from the use of the short-term revolving line of credit.

     At June 30, 2001, the Company had a cash balance of $30,000. The Company's current cash management strategy includes maintaining minimal cash balances and utilizing the revolving line of credit for liquidity. At December 31, 2000, the Company had cash and cash equivalents of $393,000. At June 30, 2001, the Company had working capital of ($1,100,000), and at December 31, 2000, working capital was($3,862,000).

     The Company believes that existing capital resources and cash generated from operations will be sufficient to meet the Company's requirements for at least 12 months.

     Seasonality. In the metallized ballooon product line, sales have historically been seasonal, with approximately 20% to 27% of annual sales of metallized balloons being generated in December and January and 11% to 13% of annual mylar sales being generated in June and July in recent years. The sale of latex balloons and laminated film products have not historically been seasonal. As sales of latex balloons and laminated film products have increased in relation to sales of metallized balloons, the effect of this seasonality has been reduced.

     Safe Harbor Provision of the Private Securities Litigation Act of 1995 and Forward Looking Statements. The Company operates in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. The market for mylar and latex balloon products is generally characterized by intense competition, frequent new product introductions and changes in customer tastes which can render existing products unmarketable. The statements contained in
Item 2 (Management's Discussion and Analysis of Financial Condition and Results of Operation) that are not historical facts may be forward-looking statements
(as such term is defined in the rules promulgated pursuant to the Securities Exchange Act of 1934) that are subject to a variety of risks and uncertainties more fully described in the Company's filings with the Securities and Exchange Commission including, without limitation, those described under "Risk Factors" in the Company's Form SB-2 Registration Statement (File No. 333-31969) effective November 5, 1997. The forward-looking statements are based on the beliefs of the Company's management, as well as assumptions made by, and information currently available to the Company's management. Accordingly, these statements are subject to significant risks, uncertainties and contingencies which could cause the Company's actual growth, results, performance and business prospects and opportunities in 2001 and beyond to differ materially from those expressed in, or implied by, any such forward-looking statements. Wherever possible, words such as "anticipate," "plan," "expect," "believe," "estimate," and similar expressions have been used to identify these forward-looking statements, but are not the exclusive means of identifying such statements. These risks, uncertainties and contingencies include, but are not limited to, the Company's limited operating history on which expectations regarding its future performance can be based, competition from, among others, national and regional balloon, packaging and custom film product manufacturers and sellers that have greater financial, technical and marketing resources and distribution capabilities than the Company, the availability of sufficient capital, the maturation and success of the Company's strategy to develop, market and sell its products, risks inherent in conducting international business, risks associated with securing licenses, changes in the Company's product mix and pricing, the effectiveness of the Company's efforts to control operating expenses, general economic and business conditions affecting the Company and its customers in the United States and other countries in which the Company sells and anticipates selling its products and services and the

Company's ability to (i) adjust to changes in technology, customer preferences, enhanced competition and new competitors; (ii) protect its intellectual property rights from infringement or misappropriation; (iii) maintain or enhance its relationships with other businesses and vendors; and (iv) attract and retain key employees. There can be no assurance that the Company will be able to identify, develop, market, sell or support new products successfully, that any such new products will gain market acceptance, or that the Company will be able to respond effectively to changes in customer preferences. There can be no assurance that the Company will not encounter technical or other difficulties that could delay introduction of new or updated products in the future. If the Company is unable to introduce new products and respond to industry changes or customer preferences on a timely basis, its business could be materially adversely affected. The Company is not obligate to update or revise these forward-looking statements to reflect new events or circumstances.

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

     Dated: August 16, 2001             CTI INDUSTRIES CORPORATION


                                        By: /s/ Howard W. Schwan
                                            ----------------------------------
                                            Howard W. Schwan, President

CTI Industries Corporation and Subsidiaries
Consolidated Balance Sheets

                                                                                 June 30, 2001   December 31, 2000
                                                                                  (Unaudited)         (Audited)
                                                                                  ------------      ------------
                                ASSETS
Current assets:
  Cash                                                                            $     30,217      $    392,534
  Accounts receivable (less allowance for doubtful accounts of $341,093
    and $312,572 at June 30, 2001 and December 31,2000, respectively)                4,351,847         2,573,577
  Inventories                                                                        7,210,175         7,060,996
  Deferred tax assets                                                                  208,926            65,700
  Other                                                                                575,172           659,371
                                                                                  ------------      ------------

      Total current assets                                                          12,376,336        10,752,178

Property and equipment:
  Machinery and equipment                                                           13,787,339        13,472,187
  Building                                                                           2,388,229         2,370,644
  Office furniture and equipment                                                     1,723,338         1,652,823
  Land                                                                                 250,000           250,000
  Leasehold improvements                                                               161,885           161,885
  Fixtures and equipment at customer locations                                       2,202,743         2,202,743
  Projects under construction                                                          442,010           405,748
                                                                                  ------------      ------------
                                                                                    20,955,543        20,516,030
    Less :  accumulated depreciation                                               (12,040,620)      (11,342,792)
                                                                                  ------------      ------------

      Total property and equipment, net                                              8,914,923         9,173,238

Other assets:
  Deferred financing costs, net                                                        107,965            11,412
  Goodwill associated with acquisition of CTI Mexico, net                            1,178,105         1,199,771
  Deferred tax assets                                                                  668,473           812,591
  Other assets                                                                         352,442           269,600
                                                                                  ------------      ------------

      Total other assets                                                             2,306,986         2,293,374
                                                                                  ------------      ------------

TOTAL ASSETS                                                                      $ 23,598,246      $ 22,218,790
                                                                                  ============      ============

See accompanying notes

CTI Industries Corporation and Subsidiaries
Consolidated Balance Sheets

                                                                                 June 30, 2001   December 31, 2000
                                                                                  (Unaudited)         (Audited)
                                                                                  ------------      ------------
                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                                $  5,123,395      $  5,045,773
  Line of credit                                                                     4,931,115         3,609,541
  Notes payable - current portion                                                    1,465,879         4,176,934
  Accrued liabilities                                                                1,956,032         1,781,984
                                                                                  ------------      ------------

      Total current liabilities                                                     13,476,421        14,614,232

Long-term liabilities:
  Other liabilities                                                                    802,374           802,596
  Notes payable                                                                      3,953,635         1,301,022
  Subordinated debt                                                                    472,367           496,640
                                                                                  ------------      ------------

      Total long-term liabilities                                                    5,228,376         2,600,258

Minority interest                                                                      237,766           238,787

Stockholders' equity:
  Common stock - $.195 par value, 5,000,000 shares authorized,
    966,327 shares issued, 841,644 shares outstanding                                  188,434           188,434
  Class B Common stock - $2.73 par value, 500,000 shares
    authorized, 366,300 shares issued and outstanding                                1,000,000         1,000,000
  Paid-in-capital                                                                    5,554,332         5,554,332
  Warrants issued in connection with subordinated debt                                 242,633           228,360
  Accumulated deficit                                                               (1,600,216)       (1,526,829)
  Accumulated other comprehensive earnings                                             (92,959)          (42,244)
    Less:
      Treasury stock - 124,683 shares                                                 (575,384)         (575,384)
      Stock subscription receivable                                                     (4,700)           (4,700)
      Notes receivable from stockholders                                               (56,456)          (56,456)
                                                                                  ------------      ------------

      Total stockholders' equity                                                     4,655,684         4,765,513
                                                                                  ------------      ------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                          $ 23,598,246      $ 22,218,790
                                                                                  ============      ============

See accompanying notes

CTI Industries Corporation and Subsidiaries
Consolidated Statements of Operations

                                                                       Quarter Ended June 30               Year to Date June 30
                                                                        2001             2000             2001             2000
                                                                    (Unaudited)       (Unaudited)      (Unaudited)      (Unaudited)
                                                                    ------------     ------------     ------------     ------------
Net Sales                                                           $  6,876,201     $  5,433,937     $ 12,956,775     $ 12,596,262

Cost of Sales                                                          5,068,423        3,592,727        9,526,201        8,541,055
                                                                    ------------     ------------     ------------     ------------

      Gross profit on sales                                            1,807,777        1,841,211        3,430,573        4,055,208

Operating expenses:
  Administrative                                                         818,264          857,584        1,565,189        1,715,106
  Selling                                                                445,270          555,178          870,851        1,077,952
  Advertising and marketing                                              307,111          310,395          578,310          624,621
                                                                    ------------     ------------     ------------     ------------

      Total operating expenses                                         1,570,646        1,723,157        3,014,351        3,417,679
                                                                    ------------     ------------     ------------     ------------

Income from operations                                                   237,132          118,054          416,223          637,529

Other income (expense):
  Interest expense                                                      (242,380)        (180,633)        (542,285)        (466,044)
  Interest income                                                           --              1,755              742           11,335
  Gain on sale of assets                                                   7,510             --             15,022            7,512
  Other                                                                   84,067         (257,660)          48,994         (246,068)
                                                                    ------------     ------------     ------------     ------------

      Total other income (expense)                                      (150,803)        (436,538)        (477,527)        (693,265)
                                                                    ------------     ------------     ------------     ------------

Income (loss) before income taxes and minority interest                   86,328         (318,484)         (61,305)         (55,736)

Income tax expense                                                         3,987           22,958           13,110           80,209
                                                                    ------------     ------------     ------------     ------------

Income (loss) before minority interest                                    82,342         (341,442)         (74,415)        (135,946)

Minority interest in profit (loss) of subsidiary                          22,466          (30,821)          (1,021)          (1,534)
                                                                    ------------     ------------     ------------     ------------

      Net income (loss)                                             $     59,876     $   (310,621)    $    (73,394)    $   (134,412)
                                                                    ============     ============     ============     ============

Income (loss) applicable to common shares                           $     59,876     $   (310,621)    $    (73,394)    $   (134,412)
                                                                    ============     ============     ============     ============

Basic income (loss) per common and common equivalent shares         $       0.05     $      (0.26)    $      (0.06)    $      (0.11)
                                                                    ============     ============     ============     ============

Diluted income (loss) per common and common equivalent shares       $       0.05     $      (0.26)    $      (0.06)    $      (0.11)
                                                                    ============     ============     ============     ============

Weighted average number of shares and equivalent shares
  of common stock outstanding:
    Basic                                                              1,207,944        1,207,944        1,207,944        1,207,944
                                                                    ============     ============     ============     ============

    Diluted                                                            1,207,944        1,207,944        1,207,944        1,207,944
                                                                    ============     ============     ============     ============

See accompanying notes

CTI Industries Corporation and Subsidiaries
Consolidated Statements of Cash Flows

                                                                         For the six months ended June 30
                                                                              2001                2000
                                                                          (Unaudited)         (Unaudited)
                                                                         -------------       -------------
Cash flows from operating activities:
  Net (loss)                                                             $     (73,394)      $    (134,411)
  Adjustment to reconcile net loss to cash (used in)
      provided by operating activities:
    Depreciation and amortization                                              719,986             637,577
    Minority interest in (loss) of subsidiary                                   (1,021)             (1,534)
    Gain on sale of fixed assets                                               (15,022)             (7,512)
    Provision for losses on accounts receivable & inventory                     50,000              50,000
    Change in assets and liabilities:
      Accounts receivable                                                   (1,541,659)             52,096
      Inventory                                                               (571,063)            (78,056)
      Other assets                                                             382,180           1,021,878
      Accounts payable and accrued expenses                                      3,818             (36,940)
                                                                         -------------       -------------

          Net cash (used in) provided by operating activities               (1,046,175)          1,503,098

Cash flows from investing activities:
  Proceeds from sale of proprty and equipment                                                      289,202
  Purchases of property and equipment                                         (408,243)            (25,216)
  Purchase additional interest in CTI Mexico                                      --            (1,550,510)
                                                                         -------------       -------------

          Net cash used in investing activities                               (408,243)         (1,286,524)

Cash flows from financing activities:
  Net change in revolving line of credit                                     1,321,574             541,292
  Proceeds from issuance of long-term debt                                   5,808,548                --
  Repayment of long-term debt                                               (5,086,276)           (442,224)
  Repayment of short-term debt                                                (930,000)               --
  Repayment of subordinated debt                                               (10,000)            (55,000)
                                                                         -------------       -------------

          Net cash provided by financing activities                          1,103,846              44,068

Effect of exchange rate changes on cash                                        (11,745)             10,105
                                                                         -------------       -------------

Net (decrease) increase in cash                                               (362,317)            270,747

Cash and Equivalents at Beginning of Period                                    392,534             130,103
                                                                         -------------       -------------

Cash and Equivalents at End of Period                                    $      30,217       $     400,850
                                                                         =============       =============

June 30, 2001

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report on Form 10-KSB for the year ended December 31, 2000.

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

Earnings per share for the periods ended June 30, 2001 and 2000 was computed as follows:

Note 4 - Recent Accounting Pronouncements

SFAS NO. 141 "BUSINESS COMBINATIONS", AND SFAS 142, "GOODWILL AND INTANGIBLE ASSETS"

On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142.

Although it is still reviewing the provisions of these Statements, management's preliminary assessment is that these Statements will not have a material impact on the Company's financial position or results of operations