Form 10QSB
period 2001-09-30
CTI INDUSTRIES CORP
filed 2001-11-19
CIK 1042187

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 2001

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     COMMON STOCK, $.195 par value, 841,644 outstanding Shares and CLASS B COMMON STOCK, $2.73 par value, 366,300 outstanding Shares, as of September 30, 2001.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

     The following consolidated financial statements of the Registrant are attached to this Form 10-QSB:

          1. Interim Balance Sheet as of September 30, 2001 and Balance Sheet as of December 31, 2000.

          2. Interim Statements of Operations for the three and nine month periods ending September 30, 2001, and September 30, 2000.

          3. Interim Statements of Cash Flows for the nine month periods ending September 30, 2001 and September 30, 2000.

     The Financial Statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of results for the periods presented.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Results of Operations

     Net Sales. For the fiscal quarter ended September 30, 2001, net sales were $6,808,000, compared to net sales of $4,891,000 for the three months ended September 30, 2000, an increase of 39%. Net sales for the first nine months of fiscal 2001 increased 13% to $19,765,000, compared to net sales of $17,477,000 for the nine months ended September 30, 2000. This increase is attributable primarily to an increase in sales of laminated, specialty and printed films of 84% compared to the same period of the prior year.

     Cost of Sales. For the fiscal quarter ended September 30, 2001, cost of sales decreased to 71% of net sales as compared to 72% of net sales in the three month period ended September 30, 2000. Cost of goods sold was 72.7% of net sales for the first nine months of fiscal 2001, compared to 69% for the nine month period ended September 30, 2000, reflecting a change in the product mix and margins on certain products for that period.

     Administrative. For the fiscal quarter ended September 30, 2001, administrative expenses were $857,000, or 12.6% of net sales as compared to $815,000, or 16.6% of net sales for the three month period ended September 30, 2000. For the first nine months of fiscal 2001, administrative expenses were $2,422,000, or 12.3% of net sales as compared to $2,530,000, or 14.5% of net sales for the nine month period ended September 30, 2000.

     Selling. For the fiscal quarter ended September 30, 2001, selling expenses were $492,000 or 7.2% of net sales, as compared to $382,000, or 7.2% of net sales for the three month period ended September 30, 2000. For the first nine months of fiscal 2001, selling expenses were $1,363,000, or 6.9% of net sales as compared to $1,460,000, or 8.4% of net sales for the three month period ended September 30, 2000.

     Advertising and Marketing. For the fiscal quarter ended September 30, 2001, advertising and marketing expenses were $296,000, or 4.3% of net sales as compared to $277,000, or 5.7% of net sales in the three month period ended September 30, 2000. For the first nine months of fiscal 2001, advertising and marketing expenses were $874,000, or 4.4% of sales as compared to $902,000, or 5.2% of net sales for the nine month period ended September 30, 2000.

     Other Income or Expense. Interest expense decreased to $216,000 for the quarter ended September 30, 2001, as compared to $238,000 for the three month period ended September 30, 2000. Interest expense increased to $758,000 for the nine months ended September 30, 2001, as compared to $704,000 for the nine month period ended September 30, 2000. The increase in interest expense for the nine month period is attributable to a higher overall level of borrowings.

     Net Income or Loss. For the fiscal quarter ended September 30, 2001, the Company incurred a loss before taxes and minority interest of $32,000 as compared to a loss before taxes and minority interest of $313,000 for the three month period ended September 30, 2000. Income tax expense for the third quarter of fiscal 2001 was $2,000, resulting in a net loss (after provision for minority interest) of $14,000. The income tax expense for the three month period ended September 30, 2000 was ($158,000), resulting in a net loss (after provision for minority interest) of $156,000. For the nine months ended September 30, 2001, the net loss was $88,000, as compared to a net loss of $301,000 for the nine month period ended September 30, 2000.

Financial Condition

     Liquidity and Capital Resources. Cash flow used in operations during the nine months ended September 30, 2001 was $853,000, which was affected by increases in both accounts receivable and inventory resulting from increased sales volume and a decrease in the amount of depreciation expense. During the nine month period ended September 30, 2000, cash flows provided by operations were $1,399,000.

     Investment Activities. During the nine months ended September 30, 2001, cash flow used in investing activities for the purchase of machinery and equipment was $682,000. In the nine month period ended September 30, 2000, $1,396,000 was used in investing activities, primarily for the purchase of an interest in CTI Mexico.

     Financing Activities. For the nine months ended September 30, 2001, cash flow provided by financing activities was $1,248,000. The primary source of this cash flow was the net proceeds from new long-term indebtedness (offset by the payment of prior indebtedness) as well as an increase in the amount advanced under the Company's revolving line of credit. Cash flow provided by financing activities for the nine month period ending September 30, 2000 was $195,000, resulting primarily from the repayment of long term debt.

     At September 30, 2001, the Company had a cash balance of $237,000. The Company's current cash management strategy includes maintaining minimal cash balances and utilizing the revolving line of credit for liquidity. At December 31, 2000, the Company had cash and cash equivalents of $338,000. At September 30, 2001, the Company had a working capital deficit of ($338,000), and at December 31, 2000, a working capital deficit of ($3,862,000).

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

     Safe Harbor Provision of the Private Securities Litigation Act of 1995 and Forward Looking Statements. The Company operates in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. The market for foil and latex balloon products is generally characterized by intense competition, frequent new product introductions and changes in customer tastes which can render existing products unmarketable. The statements contained in
Item 2 (Management's Discussion and Analysis of Financial Condition and Results of Operation) that are not historical facts may be forward-looking statements
(as such term is defined in the rules promulgated pursuant to the Securities Exchange Act of 1934) that are subject to a variety of risks and uncertainties more fully described in the Company's filings with the Securities and Exchange Commission including, without limitation, those described under "Risk Factors" in the Company's Form SB-2 Registration Statement (File No. 333-31969) effective November 5, 1997. The forward-looking statements are based on the beliefs of the Company's management, as well as assumptions made by, and information currently available to the Company's management. Accordingly, these statements are subject to significant risks, uncertainties and contingencies which could cause the Company's actual growth, results, performance and business prospects and opportunities in 2001 and beyond to differ materially from those expressed in, or implied by, any such forward-looking statements. Wherever possible, words such as "anticipate," "plan," "expect," "believe," "estimate," and similar expressions have been used to identify these forward-looking statements, but are not the exclusive means of identifying such statements. These risks, uncertainties and contingencies include, but are not limited to, the Company's limited operating history on which expectations regarding its future performance can be based, competition from, among others, national and regional balloon, packaging and custom film product manufacturers and sellers that have greater financial, technical and marketing resources and distribution capabilities than the Company, the availability of sufficient capital, the maturation and success of the Company's strategy to develop, market and sell its products, risks inherent in conducting international business, risks associated with securing licenses, changes in the Company's product mix and pricing, the effectiveness of the Company's efforts to control operating expenses, general economic and business conditions affecting the Company and its customers in the United States and other countries in which the Company sells and anticipates selling its products and services and the Company's ability to (i) adjust to changes in technology, customer preferences, enhanced competition and new competitors; (ii) protect its intellectual property rights from infringement or misappropriation;
(iii) maintain or enhance its relationships with other businesses and vendors; and (iv) attract and retain key employees. There can be no assurance that the Company will be able to identify, develop, market, sell or support new products successfully, that any such new products will gain market acceptance, or that the Company will be able to respond effectively to changes in customer preferences. There can be no assurance that the Company will not encounter technical or other difficulties that could delay introduction of new or updated products in the future. If the Company is unable to introduce new products and respond to industry changes or customer preferences on a timely basis, its business could be materially adversely affected. The Company is not obligated to update or revise these forward-looking statements to reflect new events or circumstances.

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings

     During the quarter, the Company was served as a third-party defendant in a pending action filed by RealFresh, Inc., a California corporation, ("RealFresh") against Packaging Systems, LLC, an Illinois limited liability company ("PSI"). In the action, RealFresh seeks damages from PSI for losses it claims it incurred by reason of PSI supplying defective packaging materials. The Company was a supplier to PSI of certain films utilized by PSI in these packaging materials. PSI initiated a third-party claim against the Company for indemnity, contribution and breach of contract. The Company believes the third-party claim against it is without merit and intends to maintain a vigorous defense. The Company has notified its insurance carrier of the claim. Final outcome of this matter is uncertain, and a range of loss (beyond any claims that may be covered by insurance) cannot reasonably be estimated at this time.

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

     Dated: November 19, 2001           CTI INDUSTRIES CORPORATION


                                        By: /s/ Stephen M. Merrick
                                            ------------------------------------
                                            Stephen M. Merrick
                                            Executive Vice President and
                                            Chief Financial Officer

CTI Industries Corporation and Subsidiaries
Consolidated Statements of Cash Flows

                                                                                  For the nine months ended September 30
                                                                                         2001                 2000
                                                                                     (Unaudited)          (Unaudited)
                                                                                     -----------          -----------
     Cash flows from operating activities:
       Net loss                                                                      $   (87,887)         $  (369,687)
       Adjustment to reconcile net loss to cash                                      $        --          $        --
           provided by operating activities:                                         $        --          $        --
         Depreciation and amortization                                               $ 1,106,493          $ 1,507,591
         Equity in loss of subsidiary and joint venture                              $        --          $        --
         Minority interest in loss of subsidiary                                     $    21,114          $       336
         Gain on sale of fixed assets                                                $   (22,534)         $    (7,512)
         Provision for losses on accounts receivable & inventory                     $    50,000          $    50,000
         Deferred income taxes                                                       $        --          $        --
         Change in assets and liabilities:                                           $        --          $        --
           Accounts receivable                                                       $(1,833,704)         $  (365,413)
           Inventory                                                                 $(1,416,596)         $  (447,801)
           Other assets                                                              $   548,803          $   544,705
           Accounts payable and accrued expenses                                     $   781,149          $   487,174
                                                                                     -----------          -----------

               Net cash (used in) provided by operating activities                      (853,162)           1,399,393

     Cash flows from investing activities:
       Proceeds from sale of property and equipment                                  $        --          $   182,928
       Purchases of property and equipment                                           $  (682,135)         $   (28,811)
       Investment in and advances to CTI Mexico                                      $        --          $        --
       Acquisition of CTF International                                              $        --          $        --
       Cash acquired in acquisition of CTI Mexico                                    $        --          $        --
       Purchase additional interest in CTI Mexico                                    $        --          $(1,550,510)
                                                                                     -----------          -----------

               Net cash used in investing activities                                    (682,135)          (1,396,393)

     Cash flows from financing activities:
       Net change in revolving line of credit                                        $ 1,469,728          $    39,213
       Proceeds from issuance of long-term debt                                      $ 5,296,264          $   900,000
       Proceeds from issuance of short-term debt                                     $        --          $        --
       Repayment of long-term debt                                                   $(4,577,989)         $  (669,230)
       Repayment of short-term debt                                                  $  (930,000)         $        --
       Repayment of subordinated debt                                                $   (10,000)         $   (75,000)
       Purchase of treasury stock                                                    $        --          $        --
                                                                                     -----------          -----------

               Net cash provided by financing activities                               1,248,003              194,983

     Effect of exchange rate changes on cash                                         $   131,596          $    10,105
                                                                                     -----------          -----------

     Net (decrease) increase in cash                                                    (155,698)             208,088

     Cash and Equivalents at Beginning of Period                                     $   392,534          $   130,103
                                                                                     -----------          -----------

     Cash and Equivalents at End of Period                                           $   236,836          $   338,191
                                                                                     ===========          ===========

CTI Industries Corporation and Subsidiaries
Consolidated Balance Sheets

                                                                                  September 30, 2001    December 31, 2000
                                                                                  ------------------    -----------------
                                                                                      (Unaudited)            (Audited)
                                                                                  ------------------    -----------------
                                     ASSETS
Current assets:
  Cash                                                                               $    236,836          $    392,534
  Accounts receivable  (less allowance for doubtful accounts of $353,065 and
   $312,572 at September 30, 2001 and December 31, 2000, respectively)               $  4,588,691          $  2,573,577
  Inventories                                                                        $  8,136,124          $  7,060,996
  Deferred tax assets                                                                $    208,926          $     65,700
  Other                                                                              $    534,513          $    659,371
                                                                                     ------------          ------------

      Total current assets                                                           $ 13,705,090          $ 10,752,178

Property and equipment:
  Machinery and equipment                                                            $ 14,117,067          $ 13,472,187
  Building                                                                           $  2,388,229          $  2,370,644
  Office furniture and equipment                                                     $  1,634,343          $  1,652,823
  Land                                                                               $    250,000          $    250,000
  Leasehold improvements                                                             $    161,885          $    161,885
  Fixtures and equipment at customer locations                                       $  2,202,742          $  2,202,743
  Projects under construction                                                        $    517,325          $    405,748
                                                                                     ------------          ------------
                                                                                     $ 21,271,591          $ 20,516,030
    Less:  accumulated depreciation                                                  $(12,335,266)         $(11,342,792)
                                                                                     ------------          ------------

      Total property and equipment, net                                              $  8,936,325          $  9,173,238

Other assets:
  Deferred financing costs, net                                                      $     94,964          $     11,412
  Goodwill associated with acquisition of CTI Mexico, net                            $  1,134,773          $  1,199,771
  Deferred tax assets                                                                $    649,134          $    812,591
  Other assets                                                                       $    326,629          $    269,600
                                                                                     ------------          ------------

      Total other assets                                                             $  2,205,500          $  2,293,374
                                                                                     ------------          ------------

TOTAL ASSETS                                                                         $ 24,846,915          $ 22,218,790
                                                                                     ============          ============

See accompanying notes

CTI Industries Corporation and Subsidiaries
Consolidated Balance Sheets

                                                                     September 30, 2001     December 31, 2000
                                                                     ------------------     -----------------
                                                                        (Unaudited)             (Audited)
                                                                        ------------          ------------
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                      $  5,982,568          $  5,045,773
  Line of credit                                                        $  5,079,269          $  3,609,541
  Notes payable - current portion                                       $    953,595          $  4,176,934
  Accrued liabilities                                                   $  2,027,337          $  1,781,984
                                                                        ------------          ------------

      Total current liabilities                                         $ 14,042,769          $ 14,614,232

Long-term liabilities:
  Other liabilities                                                     $  1,434,205          $    802,596
  Notes payable                                                         $  3,832,590          $  1,301,022
  Subordinated debt                                                     $    472,367          $    496,640
                                                                        ------------          ------------

      Total long-term liabilities                                       $  5,739,162          $  2,600,258

Redeemable common stock                                                 $         --          $         --
Minority interest                                                       $    217,673          $    238,787

Stockholders' equity:
  Common stock  - $.195 par value, 5,000,000 shares authorized,
    966,327 shares issued, 841,644 shares outstanding                   $    188,434          $    188,434
  Class B Common stock  - $2.73 par value, 500,000 shares
    authorized, 366,300 shares issued and outstanding                   $  1,000,000          $  1,000,000
  Paid-in-capital                                                       $  5,554,332          $  5,554,332
  Warrants issued in connection with subordinated debt                  $    242,633          $    228,360
  Accumulated deficit                                                   $ (1,467,145)         $ (1,526,829)
  Accumulated other comprehensive earnings                              $    (34,403)         $    (42,244)
    Less:
      Treasury stock -- 124,683 shares                                  $   (575,384)         $   (575,384)
      Stock subscription receivable                                     $     (4,700)         $     (4,700)
      Notes receivable from stockholders                                $    (56,456)         $    (56,456)
                                                                        ------------          ------------

      Total stockholders' equity                                        $  4,847,311          $  4,765,513
                                                                        ------------          ------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                $ 24,846,915          $ 22,218,790
                                                                        ============          ============

See accompanying notes

CTI Industries Corporation and Subsidiaries
Consolidated Statements of Operations

                                                                    Quarter ended September 30        Year to Date September 30
                                                                      2001             2000             2001               2000
                                                                  (Unaudited)      (Unaudited)      (Unaudited)         (Unaudited)
                                                                  ----------------------------      ------------------------------
Net Sales                                                         $ 6,807,731      $ 4,890,866      $ 19,764,506      $ 17,476,732

Cost of Sales                                                       4,850,569        3,523,455        14,376,770        12,064,510
                                                                  ----------------------------      ------------------------------

      Gross profit on sales                                         1,957,162        1,367,411         5,387,736         5,412,222

Operating expenses:
  Administrative                                                      856,827          798,609         2,422,016         2,513,715
  Selling                                                             492,183          382,346         1,363,034         1,460,298
  Advertising and marketing                                           295,809          277,352           874,119           901,973
                                                                  ----------------------------      ------------------------------

      Total operating expenses                                      1,644,819        1,458,307         4,659,169         4,875,986
                                                                  ----------------------------      ------------------------------

Income (loss) from operations                                         312,343          (90,896)          728,567           536,236

Other income (expense):
  Interest expense                                                   (215,674)        (238,199)         (757,959)         (704,243)
  Interest income                                                          (0)           1,104               742            12,439
  Gain on sale of assets                                                7,512               --            22,534             7,512
  Other                                                              (136,606)          14,933           (87,612)         (231,135)
                                                                  ----------------------------      ------------------------------

      Total other income (expense)                                   (344,768)        (222,162)         (822,295)         (915,427)
                                                                  ----------------------------      ------------------------------

Loss before income taxes and minority interest                        (32,425)        (313,058)          (93,728)         (379,191)

Income tax expense (benefit)                                            2,163         (158,444)           15,273           (78,235)
                                                                  ----------------------------      ------------------------------

Loss before minority interest                                         (34,588)        (154,614)         (109,001)         (300,957)

Minority interest in profit (loss) of subsidiary                      (20,093)           1,870           (21,114)              336
                                                                  ----------------------------      ------------------------------

      Net Profit (Loss)                                           $   (14,495)     $  (156,484)     $    (87,887)     $   (301,293)
                                                                  ============================      ==============================

Income (loss) applicable to common shares                         $   (14,495)     $  (156,484)     $    (87,887)     $   (301,293)
                                                                  ============================      ==============================

Basic income (loss) per common and common equivalent shares       $     (0.01)     $     (0.13)     $      (0.07)     $      (0.25)
                                                                  ============================      ==============================

Diluted income (loss) per common and common equivalent shares     $     (0.01)     $     (0.13)     $      (0.07)     $      (0.23)
                                                                  ============================      ==============================

Weighted average number of shares and equivalent shares
 of common stock outstanding:
    Basic                                                           1,207,944        1,207,944         1,207,944         1,207,944
                                                                  ============================      ==============================

    Diluted                                                         1,207,944        1,207,944         1,207,944         1,315,442
                                                                  ============================      ==============================

See accompanying notes

September 30, 2001

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report on Form 10-KSB for the year ended December 31, 2000.

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

Note 3 - Warrants Issued

In July, 2001, warrants to purchase up to 100,000 shares of the Company's Common Stock at $1.78 were issued. The new warrants expire on July 17, 2006.

Note 4 - Change of State of Incorporation

On October 30, 2001, the Company filed the necessary documentation with the Illinois and Delaware Secretaries of State in order to complete its migratory merger/state of incorporation change from Delaware to Illinois. As a consequence of the merger, all shares of the Company's authorized and issued capital stock shall be of no par value.

Note 5 - Recent Accounting Pronouncements

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

Although it is still reviewing the provisions of these Statements, management's preliminary assessment is that these Statements will not have a material impact on the Company's financial position or results of operations

Note 6 - Earnings Per Share

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