Form 10KSB
period 2001-12-31
CTI INDUSTRIES CORP
filed 2002-04-16
CIK 1042187

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
                            ANNUAL REPORT PURSUANT TO
                      SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 2001

Commission File Number
      000-23115

                           CTI INDUSTRIES CORPORATION
             (Exact name of Registrant as specified in its charter)

           Illinois                                   36-2848943
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

        220 North Pepper Road
          Barrington, Illinois                                           60010
(Address of principal executive offices)                              (Zip Code)

                                 (847) 382-1000
               Registrant's telephone number, including area code

Securities registered pursuant to Sections 12(b) and 12(g) of the Act:

                                            Name of each exchange
Title of Class                               on which registered:
--------------                              ---------------------

Common Stock, no par value                  NASDAQ SmallCap Market

     Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          [X]Yes    [_]No

     Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated in Part III of the Form 10-KSB or any amendment to the Form 10-KSB.

     The Registrant's revenues for the fiscal year ended December 31, 2001, were $27,446,000.

     Based upon the closing price of $2.70 per share of Registrant's Common Stock as reported on NASDAQ SmallCap Market at April 8, 2002, the aggregate market value of the voting stock held by non-affiliates of the Registrant was then approximately $1,995,000 (Determination of stock ownership by non-affiliates was made solely for the purpose of responding to the requirements of the Form and the Registrant is not bound by this determination for any other purpose).

     The number of shares of the Registrant's Common Stock outstanding as of April 8, 2002 was 841,644 (excluding treasury shares) and the number of shares of Class B Common Stock outstanding as of that date was 366,300.

     Transitional Small Business Disclosure Format (check one): [_]Yes [X]No

PART I

Item No. 1 Description of Business

Business Overview

     CTI Industries Corporation is engaged in the development, manufacture, sale and distribution of two principal lines of products:

     o Novelty products, principally balloons, including metalized balloons, latex balloons, punch balls and other inflatable toy items.

     o Specialty and printed films and flexible containers, for food packaging, specialized consumer uses and various commercial applications.

     The Company was organized in 1976 and initially was principally engaged in the business of manufacturing bag-in-box plastic packaging systems. In 1978, the Company began manufacturing metalized balloons (sometimes referred to as "foil" balloons), balloons made of nylon based material with vacuum deposited aluminum and polyethylene coatings. These balloons remain buoyant when filled with helium for much longer periods than latex balloons and permit the printing of graphic designs on the surface. They grew in popularity quickly and the Company's sales of metalized balloons expanded rapidly during the 1980's.

     In 1985, the Company began marketing latex balloons and began manufacturing latex balloons in 1988. In 1994, the Company sold its latex balloon manufacturing equipment to a company in Mexico and entered into an arrangement with that company to manufacture latex balloons for the Company. The Company since has acquired majority ownership of the Mexican latex manufacturing company.

     The Company's metalized and latex balloons and toy products are sold throughout the United States and in 30 foreign countries through a wide variety of retail outlets including general merchandise and drugstore chains, grocery chains, card and gift shops, and party goods stores, as well as through florists and balloon decorators.

     Most metalized balloons contain printed characters, designs and social expression messages. The Company maintains licenses on numerous characters and designs, including, for example, Peanuts(R) characters, Garfield(R), Precious Moments(R) and Hallmark.

     In order to meet the needs of the metalized balloon market, the Company has developed sophisticated film products and techniques which have other applications. The Company's expertise in multi-color printing using water-based inks, in particular, has enabled the Company to expand its business to include the production of film for packaging of consumables. The Company produces, laminates, coats and prints films for food packaging companies and provides custom film products for other commercial uses.

These uses include a consumer storage system with a patented zip-lock closure, packaging systems and other commercial applications.

Background.

     CTI Industries Corporation (the "Company") was incorporated as Container Merger Company, Inc. under the laws of the State of Delaware on October 14, 1983, and changed its name to CTI Industries Corporation on August 2, 1985. A predecessor company, Creative Technology, Inc., was organized as an Illinois corporation on December 9, 1975 and was merged into the Company in February, 1984. On November 19, 2001, the Company was reincorporated in Illinois and is now an Illinois corporation. CTI Balloons Ltd. ("CTI Balloons"), the Company's wholly-owned subsidiary, was organized as a corporation under the laws of the United Kingdom on October 2, 1996. On October 24, 1996, the Company entered into an agreement with CTI Balloons pursuant to which all of the assets and liabilities of the Company in its branch operation in the United Kingdom were sold and transferred to CTI Balloons and all of the capital stock of CTI Balloons was issued and delivered to the Company. Unless otherwise specified, all references to the Company refer to the Company, its predecessor Creative Technology, Inc., its wholly-owned subsidiaries, CTI Balloons, CTF International, S.A. de C.V., and its majority-owned subsidiary, CTI Mexico, S.A. de C.V.

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

     On October 15, 1999, the Company's Board of Directors approved a 1 for 3 reverse split of the Company's Common Stock and Class B Common Stock. The 1 for 3
reverse stock split became effective at the close of business on November 4, 1999, upon the approval and consent of a majority of Common and Class B Common Stockholders voting together as a single class. As a result of the reverse stock split, every three shares of the Company's Common Stock were reclassified and changed into one share of the Company's Common Stock with a new par value of $.195 per share, and every three shares of the Company's Class B Common Stock were reclassified and changed into one share of the Company's Class B Common Stock, with a new par value of $2.73 per share. After the reincorporation of the Company in the State of Illinois, the Company's Common and Class B Common Stock ceased to have any par value. Except for the elimination of par values and as otherwise indicated, share figures in this document have been restated to reflect the stock splits described above.

     CTI Mexico. The Company's latex balloons are manufactured by CTI Mexico S.A. de C.V. ("CTI Mexico"), formerly known as Pulidos y Terminados Finos S.A. de C.V., a Guadalajara, Mexico company engaged principally in the manufacture of latex balloons. In 1995, the Company entered into an agreement with CTI Mexico under which (i) the Company sold to CTI Mexico all of its latex balloon manufacturing equipment (for the manufacture of decorator balloons) and (ii) CTI Mexico agreed for a period of 10 years to supply balloons exclusively to the Company for sale in the United States and Canada manufactured on such equipment and (iii) for such 10 year period, CTI Mexico agreed to supply to the Company, exclusively in the United States except as to two other companies, all balloons manufactured by CTI Mexico. Commencing in 1996, CTI Mexico began manufacturing latex balloons for the Company.

     In January, 1998, the Company and CTI Mexico entered into an agreement whereby (i) the Company subscribed for 45% of the outstanding capital stock of CTI Mexico for $800,000, (ii) the Company loaned to CTI Mexico $850,000, which loan was collateralized by certain latex balloon manufacturing equipment, and
(iii) the 1995 equipment purchase agreement between the parties was cancelled with respect to two pieces of latex balloon manufacturing equipment; this equipment was then owned by CTI and leased to CTI Mexico. The purchase of the capital stock was consummated in February, 1998, and the purchase price for the capital stock was paid by (i) applying $400,000 of advances made to CTI Mexico prior to closing and (ii) a cash payment for the balance. The $400,000 debt owing to the Company from the 1995 acquisition was extinguished as a result of the cancellation of the sale of the two pieces of equipment to CTI Mexico.

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

     Through CTI Mexico, the Company maintains two manufacturing facilities in Guadalajara, Mexico totaling approximately 95,000 square feet of manufacturing, office and warehouse space and operates seven latex balloon machines.

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

Products

     Metalized Balloons. The metalized balloon is actually composed of a base nylon material which is coated on one side with a vacuum deposited aluminum coating and on the other with polyethylene. Typically, the balloon film is printed with graphic designs and messages.

     The Company manufactures over 450 balloon designs, in different shapes and sizes, including the following:

     o Superloons(R) - 18" balloons in round or heart shape, generally made to be filled with helium and remain buoyant for long periods. This is the predominant metalized balloon size.

     o Ultraloons(R) - 34" balloons made to be filled with helium and remain buoyant.

     o Miniloons(R) - 9" balloons made to be air-filled and sold on holder-sticks or for use in decorations.

     o Card-B-Loons(R) (4 1/2") and Pixiloons(TM) (2 1/2") - air-filled balloons, often sold on a stick, used in floral arrangements or with a container of candy.

     o    Shape-A-Loons(R) - shaped balloons made to be filled with helium.

     o Minishapes - small shaped balloons designed to be air filled and sold on sticks as toys or inflated characters.

     o Walk-abouts(R) - helium filled shaped balloons with attached arms and legs.

     o    Smackers(R) - helium filled red lip-shaped balloons.

     o You Name It(R) - balloons to which lettering can be attached for a personalized message.

     In addition to size and shape, a principal element of the Company's metalized balloon products is the printed design or message contained on the balloon. These designs include figures and licensed characters many of which are well-known. The Company maintains licenses for Peanuts(R), Garfield(R), Precious Moments(R), Hallmark, Card Captors(R), Max Steel(R) Elephantz(R), Paddington(R), Betty Boop(R), Monster Trucks(R) and several others. See "Patents, Trademarks and Copyrights" below.

     In February, 2002, the Company entered into an agreement with Hallmark Cards, Inc. under which (i) Hallmark has agreed to license to the Company a variety of balloon designs developed by the Party Express Division of Hallmark and (ii) Hallmark may sublicense to CTI licenses it obtains for application on metalized balloons. To date, Hallmark has agreed to sublicense to CTI designs for Blues Clues(R), Scooby Doo(R) and Star Wars(R).

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

     Custom Film Products. In addition to printed films for food packaging, the Company fabricates custom film products for various commercial and industrial purposes. These now include "dunnage" bags (inflatable film products) used in the packaging of goods and flexible containers for the storage of clothing and personal items.

The Industries

     Metalized Balloons

     The metalized balloon came into existence in the late 1970s. During the 1980s, the market for metalized balloons grew rapidly. Initially, the product was sold principally to individual vendors, small retail outlets and at fairs, amusement parks, shopping centers and other outdoor facilities and functions. Metalized balloons remain buoyant when filled with helium for extended periods of time and they permit the printing and display of graphics and messages. As a result, the product has significant appeal as a novelty and message item. Metalized balloons became part of the "social expression" industry, carrying graphics designs, characters and messages like greeting cards. In the mid-1980s, the Company and other participants in the market began licensing character and cartoon images for printing on the balloons and directed marketing of the balloons to retail outlets including grocery, general merchandise and drug store chains, card and gift shops, party goods stores as well as florists and balloon decorators. These outlets now represent the principal means for the sale of metalized balloons throughout the United States and in a number of other countries.

     Metalized balloons are sold in the United States and in Europe, several countries in the Far East, Canada and to an increasing extent in Latin America. The United States, however, is by far the largest market for these products.

     There are presently at least seven manufacturers of metalized balloons whose products are sold in the United States. Six of these companies maintain their own production facilities in the United States. Several companies market and sell metalized balloons designed by them and manufactured by others for them.

     Metalized balloons are marketed in the United States and foreign countries through wholesalers or distributors and directly to retail customers. Often the sale of metalized balloons by the wholesalers/distributors is accompanied by related products including latex balloons, floral supplies, candy containers, mugs, plush toys, baskets and a variety of party goods. Although the latex balloon market overlaps the metalized balloon market, the latex balloon market has been in existence for a longer period than metalized balloons and extends to more customers and market categories than metalized balloons.

     Latex Balloons

     There are several latex balloon product lines: (i) high quality decorator balloons, (ii) standard novelty balloons; (iii) printed balloons and (iv) toy categories. The high quality decorator balloons are generally sold to and through balloon decorators and are generally of higher quality and price than the standard line of balloons. The standard line of balloons is sold widely in retail stores including many of the same outlets as metalized balloons. Printed latex balloons are sold both in retail outlets and for balloon decoration purposes including floral designs. "Toy" balloons include novelty balloons sold in toy departments or stores, punch balls, water bombs and other specialty designs.

     Latex balloons are sold through many of the same outlets as metalized balloons including grocery, general merchandise and drug store chains, card and gift shops, party goods stores, florists and balloon decorators. Latex balloons are sold in retail stores in packaged form as well as inflated. Also, certain latex items are sold in retail stores, generally in packaged form, as toy items.

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

Marketing, Sales and Distribution

     The Company markets and sells its metalized balloon, latex balloon and related novelty products throughout the United States and in over 30 foreign countries. The Company maintains a marketing, sales staff and support staff of 12 individuals and a customer service department of 7 individuals. European sales are conducted by CTI Balloons, the Company's subsidiary located in Rugby, England. CTI Mexico conducts sales and marketing activities for the sale of balloon products in Mexico, Latin America, and certain other markets. Sales in other foreign countries are made generally to distributors in those countries and are managed at the Company's principal offices.

     The Company sells and distributes its products principally through a network of approximately 600 distributors and wholesalers situated throughout the United States and in a number of foreign countries. These distributors and wholesalers are engaged principally in the sale of balloons and related products (including such items as plush toys, mugs, containers, floral supplies and other items). These distributors and wholesalers, in turn, sell balloons and related products to retail outlets including grocery, general merchandise and drug store chains, card and gift shops, party goods stores as well as florists and balloon decorators. Most sales are on an individual order basis.

     The Company also sells balloons and related products to certain retail outlets including some chain stores. The Company's largest chain store customer is Eckerd Drug Stores. During the 2001 fiscal year, Eckerd Drug Stores accounted for approximately 6.86% of the Company's total sales revenues.

     In March, 2002, the Company entered into an arrangement with Hallmark Cards, Inc., under which the Company agreed to produce metalized balloons incorporating designs provided by the Party Express Division of Hallmark and to provide these balloons to Party Express. The Company will also be entitled to market and sell balloons incorporating these designs to its other customers.

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

     The Company markets and sells its printed and laminated films and converted film products directly and through independent sales representatives. The Company markets these products to companies which package their products in plastic wrapping, in particular food products such as candies and coffee. The Company markets its custom film products, including its "dunnage" bags (inflatable film products) directly. During the 2001 fiscal year, the Company sold such products to five principal, and a number of smaller, customers. One customer represented 23% of the Company's total sales revenue in 2001 and another represented 14% of total sales revenue.

Manufacturing

     Production and Operations.

     At its Barrington, Illinois headquarters, the Company owns and operates a modern facility. The facility includes converting machines of the Company's own design and construction which fabricate metalized balloons and packaging bags. These production systems include a patented system for the production and insertion of valves in balloons. These machines have the capacity to manufacture approximately 55 million 18" balloons annually.

     The Company owns and operates equipment for the development of films and plates utilized in the printing of films for metalized balloons and packaging films. The Company owns and operates three six color presses at its facility in Barrington, Illinois, as well. The Company's use of water-based ink makes its printed films attractive to food processors for the packaging of their products

     The Company owns and operates two extrusion coating and lamination machines to produce films for use in metalized balloons, packaging films and specialty film products. A new extrusion coating and laminating machine was acquired in 1999 which significantly increased the Company's production capacity and capabilities.

     The Company maintains a graphic arts and development department which designs its balloon products and graphics. The Creative Department operates a networked, computerized graphic arts system for the production of these designs and of printed materials including catalogues, advertisements and other promotional materials.

     The Barrington facility also includes a computerized customer service department which receives and fulfills over 56,000 orders annually.

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

Competition

     The balloon and novelty industry is highly competitive, with numerous competitors. There are presently seven principal manufacturers of metalized balloons whose products are sold in the United States including Anagram International, Inc., M&D Balloons, Inc., Pioneer Balloon, Convertidora International, Barton Enterprises and Betallic. Several companies, including American Greetings, Amscan Holdings, Inc. and Flowers, Inc., market and sell metalized balloons designed by them and manufactured by others for them. In 1998, Anagram International, Inc. was acquired by Amscan and in 2000 M&D Balloons was acquired by American Greetings. During 2002, Amscan completed the purchase of M&D Balloons from American Greetings.

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

Patents, Trademarks and Copyrights

     In connection principally with its metalized balloon business, the Company has developed or acquired a number of intellectual property rights which are significant to its business.

     Copyright Licenses. The most significant of these rights are licenses on a number of popular characters. The Company presently maintains approximately 13 licenses and produces balloon designs utilizing the characters covered by the licenses. Licenses are generally maintained for a one or two year term, although the Company has maintained long term relationships with several of its licensors and has been able to obtain renewal of its license agreements with them.

     Trademarks. The Company is the owner of 21 registered trademarks in the United States relating to its products. Many of these trademarks are registered in foreign countries, principally in the European Community.

     Patent Rights. The Company is the owner of, or licensee under, several patents. These include (i) ownership of two patents, and a license under a third, relating to self-sealing valves for metalized balloons and methods of making balloons with such valves, (ii) a patent on a combination of a greeting card and balloon connected by a ribbon contained in single package, (iii) a patent on a method of inserting and affixing a zipper-closure system in a bag, and (iv) various metalized balloon design patents, including various shapes for Valentine's Day, Halloween and birthday parties.

Research and Development

     The Company maintains a product development and research department of 7 individuals for the development or identification of new balloons and related products, product components and sources of supply. Research and development includes (i) creative product development, (ii) creative marketing, and (iii) engineering development. During the fiscal years ended December 31, 2000 and December 31, 2001, the Company estimates that the total amount spent on research and development activities was approximately $291,000 and $325,000, respectively.

Employees

     As of December 31, 2001, the Company had 158 full-time employees in the United States, of whom 12 are executive or supervisory, 10 are in sales, 118 are in manufacturing and 18 are clerical. As of that same date, the Company had 13 full-time employees in England, of whom one is executive or supervisory, 4 are in sales, 6 are in warehousing and 2 are clerical. In Mexico, as of December 31, 2001, the Company had 314 full-time employees, of whom 6 are executive or supervisory, 3 are in sales, 287 are in manufacturing and 18 are clerical. The Company is not a party to any collective bargaining agreement, has not experienced any work stoppages and believes that its relationship with its employees is satisfactory.

Regulatory Matters

     The Company's manufacturing operations are subject to the U.S. Occupational Safety and Health Act ("OSHA"). The Company believes it is in material compliance with OSHA. The Environmental Protection Agency regulates the handling and disposal of hazardous materials. As the Company's printing operations utilize only water-based ink, the waste generated by the Company's production process is not deemed hazardous. The Company believes it is in material compliance with applicable environmental rules and regulations. Several states have enacted laws limiting or restricting the release of helium filled metalized balloons. The Company does not believe such legislation will have any material effect on its operations.

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

Item No. 3 Legal Proceedings

     On March 12, 2001, the Company was joined as a third party defendant in a pending action filed by Real Fresh, Inc., a California Corporation, against Packaging Systems, LLC, ("PSI") an Illinois limited liability company. The action was filed in the United States District Court for the Eastern District of California. In the action, Real Fresh seeks damages from PSI for losses it claims it incurred by reason of PSI supplying defective packaging materials. The Company was a supplier to PSI of certain laminated films utilized by PSI in these packaging materials. PSI initiated a third-party claim against the Company for indemnity, contribution and breach of contract. The Company has filed an answer to the third-party complaint denying the claim and asserting a number of defenses. In addition, on July 27, 2001, the Company cross-claimed against the supplier of the base film, Honeywell International, Inc. for indemnity, contribution and breach of contract. On August 20, 2001, Honeywell, filed a counterclaim against the Company seeking to recover for film claimed to be sold to the Company and the Company has filed an answer and affirmative defenses denying such counterclaim. The Company has notified its insurance carrier of the claims. Final outcome of these matters is uncertain and a range of loss (beyond any claims that may be covered by insurance) cannot be estimated at this time.

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

     The high and low sales prices for the last eight fiscal quarters (retroactively adjusted to reflect post-reverse split share values), according to the NASDAQ Stock Market's Stock Price History Report, were:

                                                  High            Low
                                                  -------------------

     January 1, 2000 to March 31, 2000            3.750           1.375
     April 1, 2000 to June 30, 2000               3.313           1.688
     July 1, 2000 to September 30, 2000           2.000           1.250
     October 1, 2000 to December 31, 2000         2.125            .875
     January 1, 2001 to March 31, 2001            1.031           2.469
     April 1, 2001 to June 30, 2001               1.310           2.125
     July 1, 2001 to September 30, 2001           1.650           2.000
     October 1, 2001 to December 31, 2001         1.350           2.000

     As of March 28, 2002, there were approximately 44 holders of record of the Company's Common Stock and two holders of record of Class B Common Stock.

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

     Recent Sales of Unregistered Securities. In March and May of 1996, a group of investors made an equity investment of $1,000,000 in the Company in return for 1,098,901 shares of Preferred Stock, $.91 par value. CTI Investors, L.L.C., an Illinois limited liability company, invested $900,000 in the shares of Preferred Stock. Members of CTI Investors, L.L.C. include Howard W. Schwan, John
H. Schwan and Stephen M. Merrick, members of management, and one other accredited investor. An additional accredited investor invested the remaining $100,000. The sale was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act") as a transaction not involving a public offering as sales were made to a small number of accredited investors, including members of management, who were sophisticated and had access to information about the Company. The shares of Preferred Stock were subsequently converted into 1,098,901 shares of Class B Common Stock. These shares of Class B Common Stock were reverse-split on a 1-for-3 basis along with the Company's Common Stock on November 4, 1999, resulting in a total of 366,300 shares of Class B Common Stock being presently outstanding.

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

     In June, 1999, the June, 1997, $50,000, $350,000 and $315,000 notes of
Messrs. H. Schwan, J. Schwan and Merrick, respectively, came due. On November 9, 1999, new notes in the same principal amounts were issued to Messrs. H. Schwan,
J. Schwan and Merrick, in payment and replacement of the prior notes with maturity dates for each of November 9, 2001. As of that date, each payee under the Notes had executed a consent to extend the maturity on the Notes to March 1, 2004. In November, 1999, the June, 1997 warrants of Messrs. H. Schwan, J. Schwan and Merrick to purchase up to (respectively) 5,342, 37,393 and 33,653 shares of the Company's Common Stock at an exercise price of $9.36 per share were cancelled. At that time, new warrants to purchase up to 29,621, 207,346 and 186,612 shares of the Company's Common Stock at an exercise price of $1.688 per share were issued to Messrs. H. Schwan, J. Schwan and Merrick, respectively. These warrants expire on November 9, 2002.

     The 1999 notes and 1999 warrants issued to Messrs. Davis, H. Schwan, J. Schwan and Merrick were issued in a private offering which was exempt from registration under

Section 4(2) of the Securities Act of 1933, as amended, as a transaction not involving a public offering as all participants were sophisticated investors who had access to information about the Company.

     In July, 2001, the Company issued warrants to purchase up to 66,666 shares of the Company's Common Stock to John H. Schwan and 33,334 shares of the Company's Common Stock to Stephen M. Merrick. The warrants were issued in consideration of Mr. Schwan and Mr. Merrick guaranteeing and securing loans to the Company in the amount of approximately $1,600,000. The warrants are exercisable for a period of five years at the price of $1.78 per share.

Item No. 6 Management's Discussion and Analysis of Financial Condition and Results of Operations

General

     The following table sets forth selected financial data of the Company for the years ended December 31, 2001 and December 31, 2000 (in thousands, except per share data):

                                                          Year ended     Year ended
                                                          December 31,   December 31,
                                                          2001           2000
                                                          ---------------------------
Consolidated Statement of Operations  Data:

Net sales                                                 $    27,446    $    22,978
Cost of sales                                                  19,835         16,375
                                                          --------------------------

Gross profit                                                    7,611          6,603

Operating Expenses:
  General and administrative                                    3,468          3,584
  Selling                                                       1,760          1,840
  Advertising                                                   1,133            966
                                                          --------------------------

Total operating expenses                                        6,361          6,390
                                                          --------------------------

Operating income                                                1,250            213

Other expense                                                  (1,064)        (1,070)
                                                          --------------------------

Income (loss) before income taxes and minority interest           186           (857)

Income tax expense                                               (276)          (107)
                                                          --------------------------

Loss before minority interest                                     (90)          (964)

Minority interest in loss of subsidiary                            58             87
                                                          --------------------------

Net loss                                                  $       (32)   $      (877)
                                                          ==========================

Net loss applicable to common shares                      $       (32)   $      (877)
                                                          ==========================

Net loss per share:
  Basic                                                   $     (0.03)   $     (0.73)
                                                          ==========================
  Diluted                                                 $     (0.03)   $     (0.73)
                                                          ==========================

Weighted average number of common and
  common equivalent shares outstanding:
  Basic                                                     1,207,944      1,207,944
                                                          ==========================
  Diluted                                                   1,207,944      1,207,944
                                                          ===========    ===========


Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Results of Operations

     Net Sales. The Company generates revenue from the sale of three product lines - metalized balloons, latex balloons and laminated and printed films. All of the production and revenues for printed and laminated films are generated in the Company's plant in Barrington, Illinois and virtually all of those sales are made to domestic U.S. customers. Latex balloons are produced for the Company by CTI Mexico at its plants in Guadalajara. CTI Balloons sells latex balloons (i) to the Company for resale in the U.S., (ii) in the domestic Mexico market, (iii) to CTI Balloons, Ltd (the Company's UK subsidiary) for resale in the United Kingdom and some other markets in Europe and the Middle East and (iii) to various other customers in Latin America and other countries. All of the metalized balloons of the Company are manufactured by the Company in Barrington, Illinois. The Company sells metalized balloons (i) to domestic U.S. customers, (ii) to international customers, (iii) to CTI Mexico for resale in Mexico and (iv) to CTI Balloons, Ltd. for resale in the United Kingdom and Europe.

     For the fiscal year ended December 31, 2001, consolidated revenues from the sale of all products were $27,446,000, compared to consolidated revenues of $22,978,000 for the year ended December 31, 2000, an increase of 19%. This increase in revenues is the result principally of an increase in sales of laminated and printed films during fiscal 2001. Revenues in that product line increased from $5,660,000 for fiscal 2000 to $11,438,000 for fiscal 2001, an increase of 102%. For the fiscal year 2001, on a consolidated basis, metalized balloons represented 37% of sales, laminated and printed films 44% of sales and latex balloons 19% of sales. During fiscal 2000, metalized balloons represented 50% of sales, laminated and printed films 25% of sales and latex balloons 25% of sales.

     Sales and selected financial information on a geographic basis for 2000 and 2001 are set forth below:

                      United States   United Kingdom    Mexico       Eliminations    Consolidated

Year ended 12/31/00
Revenues              $ 19,132,000    $  2,031,000   $  5,162,000    $ (3,347,000)   $ 22,978,000
Operating income           327,000         177,000       (310,000)         19,000         213,000
Net income (loss)         (546,000)        145,000       (380,000)        (95,000)       (877,000)
Total Assets          $ 18,881,000    $    723,000   $  4,849,000    $ (2,235,000)   $ 22,219,000

Year ended 12/31/01
Revenues              $ 24,706,000    $  1,673,000   $  5,940,000    $ (4,873,000)   $ 27,446,000
Operating income         1,323,000          67,000        128,000        (268,000)      1,250,000
Net income (loss)           96,000          50,000         46,000        (224,000)        (32,000)
Total Assets          $ 20,355,000    $    620,000   $  5,785,000    $ (2,096,000)   $ 24,664,000


     Cost of Sales. For fiscal 2001, cost of sales increased to 72.3% of net sales compared to 71.3% of net sales for fiscal 2000. In fiscal 2001, profit margins on metalized balloons, latex balloons and laminated and printed film were 27.1%, 14.1% and 33%, respectively, compared to margins on the same product lines for 2000 of 30.2%, 15.4% and 28.9%.

     Administrative. For fiscal 2001, administrative expenses were $3,468,000, or 12.6% of net sales, as compared to $3,585,000 or 15.6% of net sales for fiscal 2000. The decrease in administrative expenses resulted principally from a reduction in work force and related expenses in CTI Mexico during fiscal 2001. Also, the decrease between 2000 and 2001 reflected unusual expenses incurred by the Company during 2000 in relation to a reverse stock split.

     Selling. For fiscal 2001, selling expenses were $1,760,000 or 6.4% of net sales compared to $1,840,000, or 8.0% of net sales for fiscal 2000. The decline in selling expense resulted from reductions in a variety of expenses including royalty payments, commissions, catalogue and brochure expenses, convention expenses and others.

     Advertising and Marketing. For fiscal 2001, advertising and marketing expenses were $1,133,000 or 4.1% of net sales, compared to $966,000 or 4.2% of sales for fiscal 2000. There were no material changes in these expenses during 2001.

     Other Income and Expense. For fiscal 2001, interest expense and loan fees totaled $1,001,000. For fiscal 2000, interest expense was $1,099,000. The Company had currency exchange gains during 2001 of $89,000 compared to currency losses during fiscal 2000 of $22,000.

     Net Income or Loss. For the fiscal year ended December 31, 2001, the Company had income before taxes and minority interest of $186,000 compared to a loss before taxes and minority interest for fiscal 2000 of $857,000. The net loss for fiscal 2001 was $32,000 compared to a net loss for fiscal 2000 of $877,000.

     Income Taxes. For the fiscal year ended December 31, 2001, the Company had income tax expense of $277,000 compared to an income tax expense of $107,000 for fiscal 2000. The Company did not, in fact, incur any income tax payments for 2001 or 2000. The amount of the income tax expense recognized by the Company for both 2001 and 2000 reflects adjustments in deferred tax assets and other items arising from the operating results of the Company for each year.

     Contracts with foreign suppliers are stated in U.S. dollars and the Company is not subject to currency rate fluctuations on these transactions. The effect of currency rate fluctuations on intercompany transactions with the Company's England subsidiary and Mexico subsidiary has not been material. As a result, the Company has determined not to provide any hedge against currency rate fluctuations.

Financial Condition

     Cash Flow Items

     Cash Flow From Operations. Cash flow provided by operations for the fiscal year ended December 31, 2001 was $452,000. The funds provided resulted principally from increases in accounts payable, accrued expenses and other during the year of $2,000,000 and depreciation and amortization of $1,666,000 offset by an increase in accounts receivable of $1,860,000 and inventory of $1,832,000. Cash flow generated by operations for the fiscal year ended December 31, 2000, was $1,447,000. This resulted primarily from non-cash depreciation and amortization expenses of $1,751,000.

     Cash Used in Investing Activities. During fiscal 2001, the Company invested $1,002,000 in machinery and equipment. During fiscal 2000, the Company invested $637,000 in machinery and equipment.

     Cash From Financing Activities. Cash generated from financing activities during fiscal 2001 was $273,000. The cash from financing activities was generated principally from the credit facility and loan obtained in January, 2001. During fiscal 2000, cash flow used in financing activities was $410,000. The primary used of the funds was to pay down existing long-term and short-term debt.

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

     Balance Sheet Items

     Cash and cash equivalents. The Company's cash management strategy includes maintaining limited cash balances and utilizing the revolving line of credit for liquidity. As of December 31, 2001, the Company had total cash and cash equivalents of $110,000 compared to cash and equivalents of $393,000 as of December 31, 2000.

     Current assets. As of December 31, 2001, the total current assets of the Company were $14,143,000 compared to total current assets of $10,752,000 as of December 31, 2000. The increase in current assets is attributable principally to increases during 2001 in accounts receivable and inventory.

     Inventory. The net inventory of the Company increased from $7,061,000 as of December 31, 2000 to $8,458,000 as of December 31, 2001. This increase was the result principally of (i) higher levels of production arising from increasing sales during 2001, (ii) a seasonal increase in balloon inventory for anticipated levels of sales in the first quarter of 2002 and (iii) production of balloons to order for a customer in the fourth quarter of 2001 for delivery in the first quarter of 2002.

     Property, Plant and Equipment. During fiscal 2001, the Company invested $1,002,000 in capital items, while the amount in 2000 was $637,000. Most of this investment was in production equipment and materials and in repair, maintenance and refurbishment of equipment and production materials.

     Current liabilities. Total current liabilities decreased from $14,614,000 as of December 31, 2000 to $13,117,000 as of December 31, 2001. This decrease is attributable principally to the reduction of the current portion of the long term indebtedness of the Company arising from the payment of prior debt out of the proceeds of the new credit facility and loan obtained in January, 2001.

     Commitments. The Company has long term commitments under leases, license agreements and notes payable, as follows:

     Operating Leases

     The Company leases office equipment under operating leases which expire on various dates between May 2003 and December 2006.

     The net lease expense was $338,000 for the year ended December 31, 2000, and $270,000 for the year ended December 31, 2001.

     The future aggregate minimum net lease payments under existing agreements as of December 31, as follows:

                      Lease payments      Sublease Income            Net

     2002             $   375,000         $    50,000           $    325,000
     2003                 365,000                  --                365,000
     2004                 294,000                  --                294,000
     2005                 285,000                  --                285,000
     2006                 285,000                  --                285,000
     Thereafter         1,264,000                  --              1,264,000

     Licenses

     The Company has certain merchandising license agreements that require royalty payments based upon the Company's net sales of the respective products. The agreements call for guaranteed minimum commitments that are determined on a calendar year basis. Future guaranteed commitments due, as computed on a pro rata basis, as of December 31, are as follows:

     2002                                $   282,000
     2003                                    148,000

Notes Payable

Long-term debt at December 31, 2001 consists of:

Term Loan, payable in monthly installments of $19,805 plus interest at prime
plus 0.75% due February 1, 2004(*) Collateralized by all assets of the Company     $1,208,000

Term Loan, payable in monthly installments of $24,060 including interest at
9.75% due January 5, 2006. Collateralized by all assets of the Company              2,672,000

Term Loan, payable in monthly installments of $5,582 including interest at
10.00% due January 5, 2004.  Collateralized by all assets of the company              121,000

         Total                                                                     $4,001,000

         Less current portion                                                        (318,000)
                                                                                  -----------

              Total long-term debt                                                 $3,683,000
                                                                                  -----------

Future Minimum principal payments for amounts outstanding under these long-term debt agreements are as follows for the year ended December 31, 2001:

     2002            $   318,000
     2003                338,000
     2004                770,000
     2005                 40,000
     2006              2,535,000
                      ----------

                      $4,001,000
                      ==========


Liquidity and Financial Resources

     At December 31, 2001 the Company's working capital (current assets less current liabilities) was $1,026,000 compared to a negative working capital as of December 31, 2000 of ($3,862,000). This significant improvement in working capital during fiscal 2001 was accomplished principally as the result of the loan financings obtained by the Company in January, 2001, as well as improved operating results compared to fiscal 2000.

     The Company has maintained relatively small cash balances and reserves and relies on its credit facility for liquidity. Under the credit facility, the Company is able to borrow up to 85% of its eligible receivables and 50% of its eligible inventory, and utilizes the proceeds of these borrowings for its cash requirements. If the Company's sales were to decline significantly in any period, the Company's ability to borrow under this line would be reduced and its ability to meet its current obligations would be adversely affected.

     The Company believes that existing capital resources and cash generated from operations, and from borrowings on the credit facility, will be sufficient to meet the Company's requirements for at least 12 months

Seasonality

     In the metalized product line, sales have historically been seasonal with approximately 20% to 30% of annual sales of metalized being generated in December and January, and 11% to 13% of annual metalized sales being generated in June and July in recent years. The sale of latex balloons and laminated film products have not historically been seasonal, and as sales in these products lines increase as a percentage of total sales, the seasonality of the Company's total net sales has decreased.

Significant Accounting Policies

     The financial statements of the Company are based on the selection and application of significant accounting policies which require management to make various estimates and assumptions. The following are some of the more critical judgment areas in the application of our accounting policies that currently affect our financial condition and results of operation.

     Principles of Consolidation. The consolidated financial statements include the accounts of CTI Industries Corporation, its wholly owned subsidiaries CTI Balloons Limited and CTF International S.A. de C.V., and its majority owned subsidiary CTI Mexico Corporation, S.A. de C.V. All significant intercompany accounts and transactions have been eliminated upon consolidation.

     Foreign Currency Translation. The financial statements of foreign operations are translated into U.S. dollars in accordance with Statement of Financial Accounting Standards (SFAS) No. 52. Accordingly, all assets and liabilities are translated at current rates of exchange, and operating transactions are translated at weighted average rates during the year. The translation gains and losses, to the extent material, are accumulated as a separate component of stockholders' equity.

     Inventories. Inventories are stated at the lower of cost or market. Cost is determined using standard costs which approximates costing determined on a first-in, first-out basis. On a periodic basis, the Company reviews its inventory levels for estimated obsolescence or unmarketable items, as compared to future demand requirements and shelf life of the various products. Based on this review, the Company records inventory reserves when appropriate. As of December 31, 2001, the Company had established a reserve for obsolescence or marketability with respect to inventory in the aggregate amount of $344,000.

     Property and Equipment. Property and equipment is stated at cost. Expenditures for maintenance and repairs are charged to operations as incurred.

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

Depreciation expense was $1,649,000 for the year ended October 31, 2000, and $1,674,000 for the year ended December 31, 2001.

     Income Taxes. Income taxes are accounted for as prescribed in SFAS No. 109
- Accounting for Income Taxes. Under the asset and liability method of Statement No. 109, the Company recognizes the amount of income taxes currently payable and deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities, and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years these temporary differences are expected to be recovered or settled.

     Comprehensive Income. Comprehensive income is defined as the change in equity of a business enterprise from non-stockholder transactions impacting stockholders' equity which are not included in the statement of income and are reported as a separate component of equity. For all periods presented, other comprehensive income includes only one component, which is the change in the foreign currency translation adjustment.

     Revenue Recognition. The Company recognizes revenue using the accrual method of accounting when title transfers upon shipment.

     Concentration of Credit Risk. Concentration of credit risk with respect to trade accounts receivable is generally limited due to the number of entities comprising the Company's customer base. The Company performs ongoing credit evaluations and provides an allowance for potential credit losses against the portion of accounts receivable which is estimated to be un-collectible. Such losses have historically been within management's expectations. For the year ended December 31, 2001, the Company had two customers that accounted for approximately 23% and 14%, respectively, of consolidated net sales. Corresponding percentages of consolidated net sales generated by these customers for the year ended December 31, 2000, were approximately 19.7% and 7.8%, respectively. At December 31, 2001, the outstanding accounts receivable balances due from these two customers were $1,150,000 and $933,000, respectively.

     Use of Estimates. In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates

     Stock-Based Compensation. Effective for the fiscal year ending October 31, 1997, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation". The pronouncement encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based on new fair value accounting rules. The Company did not adopt the new fair value accounting, but instead chose to comply with the disclosure requirements of SFAS No. 123. Accordingly, the adoption of SFAS No. 123 did not have a material impact on the Company's financial statements.

     Impairment of Long-Lived Assets and Goodwill. The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Company assesses the impairment of its long-lived assets, including goodwill and property, plant and equipment, whenever economic events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable. Long-lived assets are considered to be impaired when the sum of the expected future cash flows, undiscounted and without interest charges, is less than the carrying amounts of the related assets.

Goodwill is amortized over a fifteen year period. Amortization expense of goodwill for the years ended December 31, 2000 and 2001 was $87,000.

     New Accounting Policies. On July 20, 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations," and SFAS 142 "Goodwill and Other Intangible Assets." SFAS 141 is effective for fiscal years beginning after December 15, 2001; however certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001, and the effective date of SFAS No. 142. Major provisions and their effective dates are as follows:

     o All business combinations initiated after June 30, 2001 must use the purchase method of accounting.

     o Intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented, or exchanged, either individually or as part of a related contract, asset or liability.

     o Goodwill and other intangible assets with indefinite lives, acquired after June 30, 2001 are not amortized. Effective January 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization.

     o Effective January 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicated.

     o All acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

Statement of Financial Accounting Standard No. 141 "Business Combinations." this new statement should have no material effect on the Company.

Statement of Financial Accounting Standard 142 "Goodwill and other Intangible Assets." This new statement should have no material effect on the Company

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets." SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Result of Operation-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequent Occurring Events and Transactions," for the disposal of a segment of a business. The Company plans to adopt SFAS No. 144 at January 1, 2002, and has determined that adoption will not have a material effect on its results of operations or financial position.

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

Item No. 8 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not Applicable.


PART III

Item No. 9 Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors and Executive Officers

     The Company's current directors and executive officers and their ages, as of April 1, 2002, are as follows:

Name                    Age       Position With The Company

John H. Schwan          57        Chairman and Director

Howard W. Schwan        47        President and Director

Stephen M. Merrick      60        Executive Vice President,
                                  Secretary and Director

Mark Van Dyke           52        Senior Vice President

Brent Anderson          35        Vice President of Manufacturing

Samuel Komar            45        Vice President

Stanley M. Brown        55        Director

Bret Tayne              43        Director

Alfred J. Lescher       37        Controller

     All directors hold office until the annual meeting next following their election and/or until their successors are elected and qualified. Officers are elected annually by the Board of Directors and serve at the discretion of the Board. Information with respect to the business expenses and affiliation of the directors and the executive officers of the Company is set forth below:

John H. Schwan, Chairman. Mr. Schwan has been an officer and director of the Company since January, 1996. Mr. Schwan has been the President and principal executive officer of Packaging Systems and affiliated companies for over the last 14 years. Mr. Schwan has over 20 years of general management experience, including manufacturing, marketing and sales. Mr. Schwan served in the U.S. Army Infantry in Vietnam from 1966 to 1969, where he attained the rank of First Lieutenant.

     Howard W. Schwan, President. Mr. Schwan has been associated with the Company for 20 years, principally in the management of the production and engineering operations of the Company. Mr. Schwan was appointed as Vice President of Manufacturing in November, 1990, was appointed as a director in January, 1996, and was appointed as President in June, 1997.

     Stephen M. Merrick, Executive Vice President and Secretary. Mr. Merrick was President of the Company from January, 1996 to June, 1997 when he became Chief Executive Officer of the Company. In October, 1999, Mr. Merrick became Executive Vice President. Mr. Merrick is a principal of the law firm of Merrick & Klimek, P.C. of

Chicago, Illinois and has been engaged in the practice of law for more than 30 years. Mr. Merrick is also Senior Vice President, Director and a member of the Management Committee of Reliv International, Inc. (NASDAQ), a manufacturer and direct marketer of nutritional supplements and food products.

     Mark Van Dyke, Senior Vice President. Mr. Van Dyke rejoined the Company in August, 2001. Mr. Van Dyke has over 24 years experience in the balloon industry and was previously employed by the Company for 12 years. Prior to rejoining the Company, Mr. Van Dyke was employed by M&D Balloons, Inc. for eight years and became Executive Director of that Company.

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

     Samuel Komar, Vice President of Sales. Mr. Komar has been employed by the Company since March of 1998, and was named Vice-President of Sales in September of 2001. Mr. Komar has worked in sales for 15 years, and prior to his employment with the Company, Mr. Komar was with Bob Gable & Associates, a manufacturer of sporting goods. Mr. Komar received a Bachelor of Science Degree in Sales and Marketing from Indiana University.

     Stanley M. Brown, Director. Mr. Brown was appointed as a director of the Company in January, 1996. Since March, 1996, Mr. Brown has been President of Inn-Room Systems, Inc., a manufacturer and lessor of in-room vending systems for hotels. From 1968 to 1989, Mr. Brown was with the United States Navy as a naval aviator, achieving the rank of Captain.

     Bret Tayne, Director. Mr. Tayne was appointed as a director of the Company in December, 1997. Mr. Tayne has been the President of Everede Tool Company, a manufacturer of industrial cutting tools, since January, 1992. Prior to that, Mr. Tayne was Executive Vice President of Unifin, a commercial finance company, since 1986. Mr. Tayne received a Bachelor of Science degree from Tufts University and an MBA from Northwestern University.

     Alfred J. Lescher, Controller. Mr. Lescher has been employed by the Company as Controller since February, 2002. He has been engaged in accounting since 1994 and has held accounting positions with several companies. He received a Bachelor of Science Degree in Finance from Arizona State University in 1988 and a Bachelor of Science in Accounting equivalency at DePaul University in 1993.

     John H. Schwan and Howard W. Schwan are brothers.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and with the NASDAQ Stock Market. Officers, directors and greater than ten-percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

     Based solely on a review of such forms furnished to the Company, or written representations that no Form 5's were required, the Company believes that during calendar year 2001, all Section 16(a) filing requirements applicable to the officers, directors and ten-percent beneficial shareholders were complied with.

Item No. 10 Executive Compensation

Executive Compensation

The following table sets forth certain information with respect to the compensation paid or accrued by the Company to its President, Chief Executive Officer and any other officer who received compensation in excess of $100,000 ("Named Executive Officers").

                           Summary Compensation Table

                                                                                   Long Term
                                               Annual Compensation               Compensation
----------------------------------------------------------------------------------------------
                                                                 Securities       All Other
Name and                             Salary    Other Annual      Underlying       Compensation
Principal Position        Year        ($)      Compensation      Options                ($)
---------------         -------    -------     -------------     ----------       ------------
Howard W. Schwan          2001     $150,000    $ 5,000               --           $1,765(7)
President                 2000     $135,000    $ 9,719(1)        20,000(2)        $1,650(7)
                          1999     $129,900    $13,675(1)            --           $1,650(7)

Stephen M. Merrick        2001     $ 81,750         --               --               --
Executive                 2000     $ 75,000         --           20,000(3)            --
Vice-President            1999     $ 53,750         --               --               --

Mark Van Dyke             2001     $ 45,900         --           20,000(4)            --
Senior
Vice President

Brent Anderson            2001     $ 82,700         --           15,000(5)            --
Vice President of
Manufacturing

Samuel Komar              2001     $ 85,000         --           10,000(6)            --
Vice President

                       (footnotes continued on next page)

(1) Perquisites include country club membership of $7,360 in 1999 and $3,950 in 2000.

(2) Stock options to purchase up to 20,000 shares of the Company's Common Stock at $2.25 per share.

(3) Stock options to purchase up to 20,000 shares of the Company's Common Stock at $2.475 per share.

(4) Stock options to purchase up to 20,000 shares of the Company's Common Stock at $1.75 per share.

(5) Stock options to purchase up to 15,000 shares of the Company's Common Stock at $1.75 per share.

(6) Stock options to purchase up to 10,000 shares of the Company's Common Stock at $1.75 per share

(7)  Company contribution to the Company 401(k) Plan as pre-tax salary deferral.

     Certain Named Executive Officers have received warrants to purchase Common Stock of the Company in connection with their guarantee of certain bank loans secured by the Company and in connection with their participation in a private offering of notes and warrants conducted by the Company. See Item No. 12. The following stock option grants were made to certain of the Company's executive officers in the fiscal year ending December 31, 2001.

                        Option Grants in Last Fiscal Year
                                Individual Grants

                           Number of
                           Securities          % of Total Options
                           Underlying          Granted to Employees in     Exercise Price
Name                       Options Granted     Fiscal Year                 ($/share)          Expiration Date
----                       ---------------     -----------                 ---------          ---------------
Mark Van Dyke              20,000              22.2%                       $1.75              12/27/2011

Brent Anderson             15,000              16%                         $1.75              12/27/2011

Samuel Komar               10,000              11.1%                       $1.75              12/27/2011

    Aggregated Option Exercises in Last Fiscal Year and FY-End Option Values


                                                       Number of Securities      Value of Unexercised In-
                                                            Underlying              the-Money Options
                           Shares        Value        Unexercised Options at        at Fiscal Year End
                        Acquired on     Realized           Year End (#)                    ($)
         Name           Exercise (#)      ($)        Exercisable/Unexercisable   Exercisable/Unexercisable
         ----           ------------      ---        -------------------------   -------------------------
John H. Schwan               0             0                  33,333/0                    $0/0(1)

Stephen M. Merrick           0             0                  33,333/0                    $0/0(1)

Mark Van Dyke                0             0                  20,000/0                    $0.0(1)

Howard W. Schwan             0             0                  33,333/0                    $0/0(1)

Samuel Komar                300            0                  27,700/0                    $0/0(1)

Brent Anderson               0             0                  26,000/0                    $0/0(1)

-----------------------

(1) The value of unexercised in-the-money options is based on the difference between the exercise price and the fair market value of the Company's Common Stock on December 31, 2001.

Employment Agreements

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

Director Compensation

     John Schwan was compensated in the amount of $74,500 in fiscal 2001 for his services as Chairman of the Board of Directors. Except for John Schwan, directors received no cash compensation for their services as directors.

Item No. 11 Security Ownership of Certain Beneficial Owners and Management

Principal Stockholders

     The following table sets forth certain information with respect to the beneficial ownership of the Company's capital stock, as of March 25, 2002 by (i) each stockholder who is known by the Company to be the beneficial owner of more than 5% of the Company's Common Stock or Class B Common Stock, (ii) each director and executive officer of the Company who owns any shares of Common Stock or Class B Common Stock, and (iii) all executive officers and directors as a group. Except as otherwise indicated, the Company believes that the beneficial owners of the shares listed below have sole investment and voting power with respect to such shares.

                                    Shares of Class B                Shares of Common
                                    Common Stock                     Stock Beneficially             Percent of
Names and Address(1)                Beneficially Owned(2)(3)         Owned(2)                       Common Stock
-----------------                   ------------------               -----                          ------------
John H. Schwan                                109,890                    369,354(4)                  37.5(5)

Stephen M. Merrick                             73,260                    329,429(6)                  33.8(5)

Howard W. Schwan                               54,945                     91,463(7)                  14.9(5)

Brent Anderson                                     --                     30,700(8)                   3.5(5)

Samuel Komar                                       --                     20,900(9)                   2.4(5)

Mark Van Dyke                                      --                     20,000(10)                  2.3(5)

Stanley M. Brown                                   --                      6,952(11)                    *
  747 Glenn Avenue
  Wheeling, Illinois 60090

Bret Tayne                                         --                      5,837(12)                    *
  6834 N. Kostner Avenue
  Lincolnwood, Illinois 60712

Michael Schrimmer                                  --                    102,000                     12.1
  1161 Lake Cook Road
  Suite B
  Deerfield, Illinois 60015

Frances Ann Rohlen                             91,575                     51,170                     15.3(5)
  c/o Cheshire Partners
  1504 N. Wells Street
  Chicago, Illinois 60610

Philip W. Colburn                              36,630                     37,884(13)                  8.5(5)

All directors and executive                   238,095                    874,635                     47.2(5)
officers as a group (8 persons)

-------------------

* less than one percent

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

(4) Includes warrants to purchase up to 20,641 shares of Common Stock at $2.73 per share, warrants to purchase up to 207,346 shares of Common Stock at $1.688 per share, warrants to purchase up to 66,666 shares of Common Stock at $1.78 per share, options to purchase up to 13,333 shares of Common Stock at $8.25 per share granted under the Company's 1997 Stock Option Plan and options to purchase up to 20,000 shares of Common Stock at $2.475 per share granted under the Company's 1999 Stock Option Plan.

(5) Assumes conversion of all shares of Class B Common Stock owned by the named person or collective into shares of Common Stock and the exercise of all warrants and options owned by the named person or collective into shares of Common Stock.

(6) Includes warrants to purchase up to 24,176 shares of Common Stock at $2.73 per share, warrants to purchase up to 186,612 shares of Common Stock at $1.688 per share, warrants to purchase up to 33,334 shares of Common Stock at $1.78 per share, options to purchase up to 13,333 shares of Common Stock at $8.25 per share granted under the Company's 1997 Stock Option Plan and options to purchase up to 20,000 shares of Common Stock at $2.475 per share granted under the Company's 1999 Stock Option Plan.

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

                       (footnotes continued on next page)

(8) Includes options to purchase up to 4,000 shares of Common Stock at $7.50 per share granted under the Company's 1997 Stock Option Plan, options to purchase up to 7,000 shares of Common Stock at $2.25 per share granted under the Company's 1999 Stock Option Plan and options to purchase up to 15,000 shares of Common Stock at $1.75 per share, granted under the Company's 2001 Stock Option Plan.

(9) Includes options to purchase up to 4,000 shares of Common Stock at $7.00 per share granted under the Company's 1997 Stock Option Plan, options to purchase up to 6,700 shares of Common Stock at $2.25 per share granted under the Company's 1999 Stock Option Plan, options to purchase up to 10,000 shares of Common Stock at $1.75 per share granted under the Company's 2001 Stock Option Plan, and 200 shares of Common Stock held by immediate family members.

(10) Includes options to purchase up to 20,000 shares of Common Stock at $1.75 per share granted under the Company's 2001 Stock Option Plan.

(11) Includes options to purchase up to 1,667 shares of Common Stock at $7.50 per share and options to purchase up to 1,667 shares of Common Stock at $12.00 per share, both granted under the Company's 1997 Stock Option Plan, and options to purchase up to 3,000 shares of Common Stock at $2.25 per share granted under the Company's 1999 Stock Option Plan.

(12) Includes options to purchase up to 1,667 shares of Common Stock at $7.50 per share granted under the Company's 1997 Stock Option Plan and options to purchase up to 3,000 shares of Common Stock at $2.25 per share granted under the Company's 1999 Stock Option Plan.

(13) Includes shares held by immediate family members.

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

     In June, 1999, the June, 1997, $50,000 $350,000 and $315,000 notes of
Messrs. H. Schwan, J. Schwan and Merrick, respectively came due. On November 9, 1999, new notes in the same principal amounts were issued to these persons, in payment and replacement of the prior notes, with maturity dates for each of November 9, 2001. As of that date, each payee under the Notes had executed a consent to extend the maturity on the Notes to March 1, 2004. In November, 1999, the June, 1997, warrants of Messrs. H. Schwan, J. Schwan and Merrick to purchase up to (respectively) 5,342, 37,393 and 33,653 shares of the Company's Common Stock at an exercise price of $9.36 per share were cancelled. At that time, new warrants to purchase up to 29,621, 207,346, and 186,612 shares of the Company's Common Stock at an exercise price of $1.688 per share were issued to Messrs. H. Schwan, J. Schwan and Merrick, respectively. These warrants expire on November 9, 2002.

     In July, 2001, the Company issued warrants to purchase up to 66,666 shares of the Company's Common Stock to John H. Schwan and 33,334 shares of the Company's Common Stock to Stephen M. Merrick. The warrants were issued in consideration of Mr. Schwan and Mr. Merrick guaranteeing and securing loans to the Company in the aggregate amount of approximately $1,600,000.00. The warrants are exercisable for a period of five years at the price of $1.78 per share.

     Stephen M. Merrick, Executive Vice President of the Company, is a principal of the law firm of Merrick & Klimek, P.C., which serves as general counsel of the

Company. In addition, Mr. Merrick is a principal stockholder of the Company. Other principals of the firm of Merrick & Klimek, P.C. own less than 1% of the Company's outstanding Common Stock. Legal fees incurred from the firm of Merrick & Klimek, P.C. for the fiscal years ended December 31, 2000 and December 31, 2001 were $124,000 and $121,000, respectively. Mr. Merrick is also an officer and director of Reliv International, Inc. (NASDAQ-RELV).

     John H. Schwan is President of Packaging Systems, L.L.C. and affiliated companies. The Company made purchases of packaging materials from these entities in the amount of $235,000 and $143,000 during each of the years ended December 31, 2000, and December 31, 2001, respectively.

     The Company believes that each of the transactions set forth above were entered into, and any future related party transactions will be entered into, on terms as fair as those obtainable from independent third parties. All related party transactions must be approved by a majority of disinterested directors.

Item No. 13 Exhibits and Reports on Form 8-K

Exhibits

Exhibit
Number                           Description
------                           -----------

*    3.1     Third Restated Certificate of Incorporation of CTI Industries
             Corporation
**   3.2     By-laws of CTI Industries Corporation
**   4.1     Form of Certificate for Common Stock of CTI Industries
             Corporation
***  10.1    CTI Industries Corporation Stock Option Plan
**   10.2    Employment Agreement dated April 29, 1996 between CTI
             Industries Corporation and John C. Davis
**   10.3    Stock Redemption Agreement dated March 1, 1996 between CTI
             Industries Corporation and John C. Davis
**   10.4    Agreement dated June 27, 1997 between CTI Industries
             Corporation and John C. Davis
**   10.6    Form of Warrant dated December 3, 1996 to purchase shares of Common
             Stock
**   10.7    Form of Subscription Agreement dated March, 1996, for purchase of
             Preferred Stock
**   10.8    Form of Subscription Agreement dated June 20, 1997 for promissory notes and warrants to purchase shares of Common Stock
**   10.9    Employment Agreement dated June 30, 1997, between CTI Industries
             Corporation and Howard W. Schwan
**   10.10   Joint Venture Agreement dated September 16, 1996, between CTI
             Industries Corporation and Pulidos & Terminados Finos S.A. de C.V.
**   10.11   Agreement for purchase of assets dated September 8, 1995, between
             CTI Industries Corporation and Pulidos & Terminados Finos S.A. de
             C.V.

Exhibit
Number                     Description
------                     -----------

**   10.12   Amendment dated May 24, 1996, to Agreement for purchase of assets between CTI Industries Corporation and Pulidos & Terminados Finos
             S.A. de C.V.
**** 10.13   Form of Agreement dated July 14, 1997 between CTI Industries
             Corporation and Pulidos & Terminados Finos S.A. de C.V.
     10.14   Loan and Security Agreement dated January 12, 2001, between the
             Company and Congress Financial Corporation (Central)
     10.15   Term Note in the sum of $1,426,000 dated January 12, 2001 made by
             CTI Industries Corporation to Congress Financial Corporation
             (Central)
     10.16   Mortgage dated January 12, 2001 for the benefit of Banco Popular,
             N.A.
     10.17   Secured Promissory Note in the sum of $2,700,000 dated December 15,
             2000 made by CTI Industries Corporation to Banco Popular, N.A.
     10.18   Secured Promissory Note in the sum of $173,000 dated December 15,
             2000, made by CTI Industries Corporation to Banco Popular, N.A.
     10.19   Guaranties dated January 12, 2001, by Stephen M. Merrick and John
             H. Schwan for benefit of Congress Financial Corporation (Central)
     10.20   Guaranties dated January 12, 2001, by John H. Schwan, Stephen M.
             Merrick and Howard W. Schwan for the benefit of Banco Popular, N.A.
**   10.21   Form of Financial Advisory and Consulting Agreement
*****10.22   Subscription and Loan Agreement dated January 26, 1998, between CTI
             Industries Corporation and Pulidos & Terminados Finos S.A. de C.V.
     10.23   Consent of Independent Auditors
     11.1    Computation of Earnings Per Share - Annual
     21      Subsidiaries (incorporate description in Form 10-KSB under Item
             No. 1)
     27      Financial Data Schedule

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

**** Incorporated by reference to Exhibits contained in Registrant's Form 10KSB Annual Report, for the fiscal year ended October 31, 1998.

***** Incorporated by reference to Exhibit contained in Registrant's Form 10 KSB Annual Report, for year ended October 31, 1997.

Reports on Form 8-K

     The Company did not file a report on Form 8-K during the last quarter of fiscal 2001.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized on April 16, 2002.


                                        CTI INDUSTRIES CORPORATION



                                        By:  /s/ Howard W. Schwan
                                           -------------------------------------
                                           Howard W. Schwan, President

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signatures                         Title                                 Date
----------                         -----                                 ----

 /s/ Howard W. Schwan              President and Director         April 16, 2002
--------------------------
Howard W. Schwan

 /s/ John H. Schwan                Chairman and Director          April 16, 2002
--------------------------
John H. Schwan

 /s/ Stephen M. Merrick            Executive Vice President,      April 16, 2002
--------------------------         Secretary, Chief Financial
Stephen M. Merrick                 Officer and Director

 /s/ Stanley M. Brown              Director                       April 16, 2002
--------------------------
Stanley M. Brown

 /s/ Bret Tayne                    Director                       April 16, 2002
--------------------------
Bret Tayne

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of CTI Industries Corporation

We have audited the accompanying consolidated balance sheets of CTI Industries Corporation and Subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CTI Industries Corporation and Subsidiaries as of December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.



/s/ Grant Thornton, LLP


Chicago, Illinois
April 10, 2002

CTI Industries Corporation and Subsidiaries
Consolidated Balance Sheets

                                                                               December 31, 2001  December 31, 2000
                                                                               -----------------  -----------------
                                    ASSETS
Current assets:
  Cash                                                                            $    110,488       $    392,534
  Accounts receivable  (less allowance for doubtful accounts of $375,755 and
   $312,572 at December 31, 2001 and December 31, 2000, respectively)                4,385,050          2,573,577
  Inventories                                                                        8,458,421          7,060,996
  Deferred tax assets                                                                  290,816             65,700
  Other                                                                                898,130            659,371
                                                                                  ------------       ------------

      Total current assets                                                          14,142,905         10,752,178

Property and equipment:
  Machinery and equipment                                                           14,635,962         13,472,187
  Building                                                                           2,398,039          2,370,644
  Office furniture and equipment                                                     1,731,848          1,652,823
  Land                                                                                 250,000            250,000
  Leasehold improvements                                                               161,885            161,885
  Fixtures and equipment at customer locations                                       2,206,096          2,202,743
  Projects under construction                                                          316,230            405,748
                                                                                  ------------       ------------
                                                                                    21,700,060         20,516,030
    Less :  accumulated depreciation and amortization                              (13,000,561)        11,342,792
                                                                                  ------------       ------------

      Total property and equipment, net                                              8,699,499          9,173,238

Other assets:
  Deferred financing costs, net                                                         82,653             11,412
  Goodwill associated with acquisition of CTI Mexico, net                            1,113,108          1,199,771
  Deferred tax assets                                                                  361,567            812,591
  Other assets                                                                         264,493            269,600
                                                                                  ------------       ------------

      Total other assets                                                             1,821,821          2,293,374
                                                                                  ------------       ------------

TOTAL ASSETS                                                                      $ 24,664,225       $ 22,218,790
                                                                                  ============       ============

See accompanying notes

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                     December 31,       December 31,
                                                                         2001               2000
                                                                     ------------       ------------
Current liabilities:
  Accounts payable                                                      5,492,488          5,045,773
  Line of credit                                                        5,697,717          3,609,541
  Notes payable - current portion                                         318,443          4,176,934
  Accrued liabilities                                                   1,608,071          1,781,984
                                                                      -----------        -----------

      Total current liabilities                                        13,116,719         14,614,232

Long-term liabilities:
  Other liabilities                                                     2,535,826            802,596
  Notes payable - net of current portion                                3,682,137          1,301,022
  Subordinated debt                                                       486,640            496,640
                                                                      -----------        -----------

      Total long-term liabilities                                       6,704,603          2,600,258

Commitments and contingencies                                                  --                 --
Minority interest                                                         180,830            238,787

Stockholders' equity:
  Common stock  - no par value with a stated par value of
    $.195, 5,000,000 shares authorized, 966,327 shares
    issued, 841,644 shares outstanding                                    188,434            188,434
  Class B Common stock  - no par value with a stated
    par value of $2.73, 500,000 shares authorized,
    366,300 shares issued and outstanding                               1,000,000          1,000,000
  Paid-in-capital                                                       5,554,332          5,554,332
  Warrants issued in connection with subordinated debt                    228,360            228,360
  Accumulated deficit                                                  (1,559,206)        (1,526,829)
  Accumulated other comprehensive earnings                               (118,007)           (42,244)
    Less:
      Treasury stock - 124,683 shares                                    (575,384)          (575,384)
      Stock subscription receivable                                            --             (4,700)
      Notes receivable from stockholders                                  (56,456)           (56,456)
                                                                      -----------        -----------

      Total stockholders' equity                                        4,662,073          4,765,513
                                                                      -----------        -----------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                              $24,664,225        $22,218,790
                                                                      ===========        ===========

The accompanying notes are an integral part of these financial statements.

CTI Industries Corporation and Subsidiaries
Consolidated Statements of Operations

                                                                              Year ended         Year ended
                                                                             December 31,       December 31,
                                                                                 2001               2000
                                                                             -------------------------------
Net Sales                                                                    $ 27,446,494       $ 22,978,117

Cost of Sales                                                                  19,835,066         16,374,720
                                                                             -------------------------------

      Gross profit on sales                                                     7,611,428          6,603,397

Operating expenses:
  Administrative                                                                3,468,389          3,584,516
  Selling                                                                       1,760,138          1,839,906
  Advertising and marketing                                                     1,132,977            965,981
                                                                             -------------------------------

      Total operating expenses                                                  6,361,504          6,390,403
                                                                             -------------------------------

Income from operations                                                          1,249,924            212,994

Other income (expense):
  Interest expense                                                             (1,000,949)        (1,099,194)
  Interest income                                                                   6,160             14,238
  (Loss) gain on sale of assets                                                    (6,816)            30,046
  Other                                                                           (62,100)           (14,977)
                                                                             -------------------------------

      Total other income (expense)                                             (1,063,705)        (1,069,887)
                                                                             -------------------------------

Income (loss) before income taxes and minority interest                           186,219           (856,893)

Income tax expense                                                                276,553            106,910
                                                                             -------------------------------

Loss before minority interest                                                     (90,333)          (963,803)

Minority interest in loss of subsidiary                                            57,957             86,843
                                                                             -------------------------------

      Net Loss                                                               $    (32,377)      $   (876,960)
                                                                             ===============================

Basic loss per common and common equivalent shares                           $      (0.03)      $      (0.73)
                                                                             ===============================

Diluted loss per common and common equivalent shares                         $      (0.03)      $      (0.73)
                                                                             ===============================

Weighted average number of shares and equivalent shares of common stock outstanding:
    Basic                                                                       1,207,944          1,207,944
                                                                             ===============================

    Diluted                                                                     1,207,944          1,207,944
                                                                             ===============================

The accompanying notes are an integral part of these financial statements.

CTI Industries Corporation and Subsidiaries
Consolidated Statements of Stockholders' Equity

                                                                                                     Warrants
                                    Common Stock          Class B Common Stock                       issued in
                                    ------------          --------------------        Paid-in     connection with     Retained
                                 Shares      Amount       Shares       Amount         Capital     subordinated debt   Earnings
                              ----------------------------------------------------------------------------------------------------
Balance, January 1, 2000         966,327   $ 188,434      366,300   $ 1,000,000     $ 5,554,332      $      --      $  (649,869)

Expiration of stock
  redemption period

Warrants issued in connection
  with subordinated debt                                                                             $ 228,360

Net loss                                                                                                            $  (876,960)

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
                              ====================================================================================================

Expiration of stock
  redemption period

Net Income                                                                                                          $   (32,377)

Other comprehensive income
  Foreign currency translation

Total comprehensive loss
                              ----------------------------------------------------------------------------------------------------

Balance, December 31, 2001       966,327   $ 188,434      366,300   $ 1,000,000     $ 5,554,332      $ 228,360      $(1,559,206)
                              ====================================================================================================


                                                                           Less
                                               ---------------------------------------------------------------
                               Accumulated
                                  Other          Treasury Stock
                              Comprehensive      --------------        Redeemable      Stock    Notes Receivable
                                 Earnings      Shares       Amount     Common Stock  Sub Recvble  Shareholders    TOTAL
                              ---------------------------------------------------------------------------------------------
Balance, December 31, 1999      $ (14,247)    124,683    ($575,384)    $ 413,406      $ 4,700     ($ 56,456)   $  5,028,704

Expiration of stock
  redemption period                                                     $(413,406)                             $    413,406

Warrants issued in connection
  with subordinated debt                                                                                       $    228,360

Net loss                                                                                                       $   (876,960)

Other comprehensive income
  Foreign currency translation  $ (27,997)                                                                     $    (27,997)
                                                                                                               -------------

Total comprehensive loss                                                                                       $   (904,957)
                              ----------------------------------------------------------------------------------------------

Balance, December 31, 2000      $ (42,244)    124,683   ($ 575,384)    $      --      $ 4,700     ($ 56,456)   $  4,765,513
                              ==============================================================================================

Expiration of stock
  redemption period                                                                    $(4,700)                $      4,700

Net loss                                                                                                       $    (32,377)

Mexico 2000 R/E Adjustment

Other comprehensive income
  Foreign currency translation  $ (75,763)                                                                     $    (75,763)

Total comprehensive loss                                                                                       $   (108,140)
                              ----------------------------------------------------------------------------------------------

Balance, December 31, 2001      $(118,007)     124,683  ($ 575,384)    $      --     $    --     ($ 56,456)   $  4,662,073
                              ==============================================================================================

The accompanying notes are an integral part of this financial statement.

CTI Industries Corporation and Subsidiaries
Consolidated Statements of Cash Flows

                                                              For the twelve months ended December 31
                                                                      2001              2000
                                                                    (Audited)         (Audited)
                                                                   -----------       -----------
Cash flows from operating activities:
  Net loss                                                         $   (32,377)      $  (876,960)
  Adjustment to reconcile net loss to cash (used in)                        --                --
      provided by operating activities:                                     --                --
    Depreciation and amortization                                    1,665,758         1,751,318
    Equity in loss of subsidiary and joint venture                          --                --
    Minority interest in loss of subsidiary                            (57,957)          (86,843)
    Amortization of deferred gain on sale/leaseback                    (30,046)          (30,046)
    Provision for losses on accounts receivable & inventory            240,000           317,856
    Deferred income taxes                                              225,908            21,933
    Change in assets and liabilities:                                       --                --
      Accounts receivable                                           (1,859,791)        1,455,886
      Inventory                                                     (1,832,182)         (707,564)
      Other assets                                                     132,809            31,906
      Accounts payable accrued expenses and other                    2,000,348          (430,466)
                                                                   -----------       -----------

          Net cash provided by operating activities                    452,470         1,447,020

Cash flows from investing activities:
  Purchases of property and equipment                               (1,002,136)         (636,917)
  Purchase additional interest in CTI Mexico                                --          (109,547)
                                                                   -----------       -----------

          Net cash used in investing activities                     (1,002,136)         (746,464)

Cash flows from financing activities:
  Net change in revolving line of credit                             2,088,176          (239,662)
  Proceeds from issuance of long-term debt                           4,299,000                --
  Proceeds from issuance of short-term debt                                  0         1,470,000
  Repayment of long-term debt                                       (5,604,248)         (970,493)
  Repayment of short-term debt                                        (500,000)         (554,973)
  Repayment of subordinated debt                                       (10,000)         (115,000)
                                                                   -----------       -----------

          Net cash used in financing activities                        272,928          (410,128)

Effect of exchange rate changes on cash                                 (5,308)          (27,997)
                                                                   -----------       -----------

Net (decrease) increase in cash                                       (282,046)          262,431

Cash and Cash Equivalents at Beginning of Period                       392,534           130,103
                                                                   -----------       -----------

Cash and Cash Equivalents at End of Period                         $   110,488       $   392,534
                                                                   ===========       ===========

Supplemental Disclosure:
  cash paid on interest                                                   open       $ 1,079,548

CTI Industries Corporation and Subsidiaries

Notes to the Consolidated Financial Statements


1.   Nature of Operations

CTI Industries Corporation (the "Company"), its United Kingdom subsidiary (CTI Balloons Limited), and Mexican subsidiaries (CTI Mexico Corporation, S.A. de C.V. and CTF International S.A. de C.V.) (i) design, manufacture and distribute balloon products throughout the world and (ii) operates systems for the production, lamination, coating and printing of films used for food packaging and other commercial uses and for conversion of films to flexible packaging containers and other products.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, demand deposits and short term investments purchased with original maturities of three months or less.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using standard costs which approximates costing determined on a first-in, first-out basis.

Property and Equipment

Property and equipment is stated at cost. Expenditures for maintenance and repairs are charged to operations as incurred. Depreciation and amortization is computed using the straight-line and declining-balance methods over estimated useful lives of the related assets. The estimated useful lives range as follows:

        Building                                        25 - 30 years
        Machinery and equipment                         3 - 15 years
        Office furniture and equipment                  5 - 8 years
        Leasehold improvements                          5 - 8 years
        Furniture & equipment at customer locations     2 - 3 years

Depreciation and amortization expense was $1,649,437 for the year ended December 31, 2000, and $ 1,524,913 for the year ended December 31, 2001.

CTI Industries Corporation and Subsidiaries

Notes to the Consolidated Financial Statements


2.   Summary of Significant Accounting Policies, continued

Deferred Financing Costs

Year end 2000 deferred financing costs consist of unamortized financing costs incurred in connection with the refinancing of long-term debt during fiscal 1996 and year end 2001 deferred financing costs consist of the subsequent refinancing of long-term debt in January of 2001. These costs are being amortized on a straight-line basis over the term of the loans. Amortization expense was $15,217 for the year ended December 31, 2000 and $54,181 for the year ended December 31, 2001.

Fair Value of Financial Instruments

The fair value of financial instruments are not materially different from their carrying values.

Income Taxes

Income taxes are accounted for as prescribed in SFAS No. 109 - Accounting for Income Taxes. Under the asset and liability method, the Company recognizes the amount of income taxes currently payable and deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities, and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years these temporary differences are expected to be recovered or settled.

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

Effective for the year ended December 31, 2000, the Company has reclassified all shipping and handling fees billed to customers from cost of goods sold to net sales for all periods presented.

CTI Industries Corporation and Subsidiaries

Notes to the Consolidated Financial Statements


2.   Summary of Significant Accounting Policies, continued

Concentration of Credit Risk

Concentration of credit risk with respect to trade accounts receivable is generally limited due to the number of entities comprising the Company's customer base. The Company performs ongoing credit evaluations and provides an allowance for potential credit losses against the portion of accounts receivable which is estimated to be un-collectible. Such losses have historically been within management's expectations. For the year ended December 31, 2001, the Company had two customers that accounted for approximately 23% and 14%, respectively, of consolidated net sales. Corresponding percentages of consolidated net sales generated by these customers for the year ended December 31, 2000, were approximately 19.7% and 7.8%, respectively. At December 31, 2001, the outstanding accounts receivable balances due from these two customers were $1,149,856 and $932,707, respectively. At December 31, 2000, the outstanding accounts receivable balances due from these two customers were $1,045,965 and $219,243.

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

Goodwill is amortized over a fifteen year period. Amortization expense of goodwill for the years ended December 31, 2000 and 2001 was $86,663.

New Accouting Pronouncement

On July 20, 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations," and SFAS 142 "Goodwill and Other Intangible Assets." SFAS 141 is effective for fiscal years beginning after December 15,

CTI Industries Corporation and Subsidiaries

Notes to the Consolidated Financial Statements


2001; however certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001, and the effective date of SFAS No. 142. Major provisions and their effective dates are as follows:

     o All business combinations initiated after June 30, 2001 must use the purchase method of accounting.

     o Intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented, or exchanged, either individually or as part of a related contract, asset or liability.

     o Goodwill and other intangible assets with indefinite lives, acquired after June 30, 2001 are not amortized. Effective January 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization.

     o Effective January 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicated.

     o All acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

The adoption of Statement of Financial Accounting Standard No. 141 "Business Combinations" should have no material effect on the Company.

The adoption of Statement of Financial Accounting Standard 142 "Goodwill and other Intangible Assets" should have no material effect on the Company.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets." SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and addresses financial, accounting and reporting for the impairment or disposal of long-lived assets. This Statements supercedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets" and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provision of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequent Occurring Events and Transactions," for the disposal of a segment of a business. The Company plans to adopt SFAS No. 144 at January 1, 2002, and should not have a material effect on its results of operations or financial positions.

3.   Inventory

Inventory is comprised of the following:

                                         December 31, 2001     December 31, 2000
     Raw materials                       $     728,344         $     693,166
     Work in process                         2,302,440               975,360
     Finished goods                          5,427,637             5,392,470
                                         -----------------     -----------------
       Total inventory                   $   8,458,421         $   7,060,996
                                         =================     =================


4.   Line of Credit

In January 2001, the Company entered into a Loan and Security Agreement with a lender under which the lender has provided the Company with a credit facility in the amount of $9,500,000, collateralized by equipment, inventory, receivables, and other assets of the Company. The credit facility includes a term loan in the initial amount of $1,426,000, at an interest rate of prime plus 0.75%, and a revolving line of credit at an interest rate of prime plus 0.50%, the amount of which is based on advances of up to 85% of eligible receivables and 50% of the value of the Company's inventory. The credit facility is collateralized by substantially all assets of the Company. The term of this credit facility is for a period of three years, which may be extended by either party for an additional year. As of December 31, 2001, the balance outstanding was $5,697,717 while $847,920 was available to the Company to be borrowed under the revolving line of credit.

5.   Subordinated Debt

In November, 1999, the Company received $715,000 from certain shareholders in exchange for (a) two year 10% subordinated notes, and (b) three year warrants to purchase 423,579 common shares at $1.69 per share. The cash proceeds were allocated to the note and warrants based upon the relative fair value of the securities issued. The value of the warrants was $228,360 calculated using the Black Scholes option pricing formula. The $715,000 proceeds were allocated to subordinated notes in the amount of $486,640 and warrants issued in connection with subordinated debt, within stockholders' equity, of $228,360 based upon the relative fair values.

In November 2001, the subordinated notes maturity dates were extended to March 1, 2004.

CTI Industries Corporation and Subsidiaries

Notes to the Consolidated Financial Statements


6.   Notes Payable

Notes Payable consists of:

                                                                                December 31,    December 31,
                                                                                    2001            2000
                                                                                 ----------      ----------
     Term Loan, payable in monthly installments of $19,805 plus interest at prime plus 0.75% due February 1, 2004. Collateralized by all assets of
     the Company.                                                                $1,208,145      $       --

     Term Loan, payable in monthly installments of $24,060 including interest at 9.75% due January 5, 2006.  Collateralized by all assets of the
     Company.                                                                     2,671,546              --

     Term Loan, payable in monthly installments of $5,582 including interest at 10.00% due January 5, 2004.  Collateralized by all assets of the
     Company.                                                                       120,889              --

     Term Loan, payable in monthly installments of $43,979 including interest at 8.25% due May, 2002. Collateralized by all assets of the
     Company.                                                                            --         702,837

     Term Loan, payable in monthly installments of $19,617 including interest at 8.25% due September, 2001. Collateralized by all assets of
     the Company.                                                                        --       1,959,525

     Term Loan, payable in monthly installments of $46,195 including interest at 8.25% due February 2004. Collateralized by all assets of
     the Company.                                                                        --       1,482,291

     Single payment note due January 31, 2001. Interest at prime rate.
     Unsecured.                                                                          --         250,000

     Single payment notes payable to an officer/shareholder. Interest at 9%,
     payable on demand. Unsecured.                                                       --         350,000

     Single payment notes payable to an officer/shareholder. Interest at 9%,
     payable on demand. Unsecured.                                                       --         370,000

     Installment Loan, payable in monthly installments of $3,633 including
     interest at 8.25% due May, 2001. Collateralized by equipment.                       --          11,137

     Single payment note due September, 2003 Interest at 26%. Unsecured.                 --          51,071

     Note payable on demand. Interest at 48%. Unsecured.                                 --          83,440
     Interest payable monthly.

     Note payable on demand. Interest at 48%. Unsecured.                                 --         125,160
     Interest payable monthly.

     Term Loan, payable in monthly installments of $3,854 plus interest at 4%
     over the CTP rate(20.25% at Dec. 31,2000), due December, 2002. Unsecured.           --          92,495
                                                                                 --------------------------

     Total                                                                       $4,000,580      $5,477,956

     Less current portion                                                           318,443       4,176,934
                                                                                 --------------------------

          Total long-term debt                                                   $3,682,137      $1,301,022
                                                                                 --------------------------

CTI Industries Corporation and Subsidiaries

Notes to the Consolidated Financial Statements


Future Minimum principal payments for amounts outstanding under these long-term debt agreements are as follows for the years ending December 31, 2001:

     2002                                     $   318,443
     2003                                         338,482
     2004                                         770,108
     2005                                          39,541
     2006                                       2,534,006
                                              -----------
                                              $ 4,000,580
                                              ===========

The agreements impose limitations on the Company with respect to dividends and also contain a clause allowing for the subjective acceleration of amounts due under the loan agreements in the event of material adverse changes.

7.   Stock Redemption

In March 1996, the Company entered into a Stock Redemption agreement with a shareholder which was subsequently amended June 27, 1997. Under the amended Stock Redemption Agreement, the Company has the right but not the obligation to redeem up to 111,111 shares of Common Stock owned by the shareholder at the price of $5.85 per share at any time through January 31, 1998. Commencing March 1, 1998 through February 28, 2000, the Company is obligated to redeem shares at $5.85 per share. The number of shares required to be redeemed quarterly is based on the sum of (i) an amount equal to 2% of the Company's pretax profits each fiscal quarter (beginning with the quarter ended February 28, 1998) and (ii) an amount equal to 2% (but not to exceed $3,000) of the amount that latex and metalized balloon revenues exceed $1.3 million in any month. The company also has the right to redeem additional shares of Common Stock from the shareholder during this period at $5.85 per share, provided total number of shares subject to redemption under the Stock Redemption Agreement does not exceed 111,111. Redeemable Common Stock has been reflected as a liability with a contra equity account on the balance sheet. As of December 31, 2000, the obligation to redeem shares had expired, and 40,444 shares of Common Stock were redeemed under the Stock Redemption Agreement.

8.   Income Taxes

The income tax provisions are comprised of the following:

                                               Dec. 31, 2001       Dec. 31, 2000
                                               -------------       -------------
Current:
  Federal                                        $       --          $      --
  State                                                  --                 --
  Foreign                                            22,316             84,917
                                          -------------------------------------
                                                     22,316             84,917

Deferred:
  Federal                                           199,340                 --
  State                                                  --                 --
  Foreign                                            54,897             21,993
                                          -------------------------------------

                                                                        21,933
                                                    254,237
                                          -------------------------------------

Total income tax provision                       $  276,553          $ 106,910
                                          =====================================

CTI Industries Corporation and Subsidiaries

Notes to the Consolidated Financial Statements


The components of the net deferred tax asset(liability)at December 31 are as follows:

                                                                   2001         2000
     Deferred tax assets:
       Allowance for doubtful accounts                        $   141,915   $  112,400
       Inventory valuation                                        196,092      142,600
       Accrued liabilities                                        192,870      167,900
       Cash basis of foreign inventory purchases                 (396,974)    (357,200)
       Net operating loss carryforwards                         1,760,106    1,910,300
       Alternative minimum tax credit carryforwards               338,600      381,300
                                                              ------------  -----------

        Total deferred tax assets                               2,232,609    2,357,300


     Deferred tax liabilities:
       Book over tax basis of capital assets                      841,626      767,709
                                                              ------------  -----------

                                                                1,390,983    1,589,591

     Less:  Valuation allowance                                  (738,600)    (711,300)
                                                              ------------  -----------

         Net deferred tax asset                               $   652,383   $  878,291
                                                              ============  ===========

The Company maintains a valuation allowance with respect to deferred tax assets as a result of the uncertainty of ultimate realization. At December 31, 2001, the Company has net operating loss carryforwards of approximately $4,200,000, expiring in various years through 2021. In addition, the Company has approximately $381,000 and $338,600 of alternative minimum tax credits as of December 31, 2000 and 2001, respectively, which have no expiration date. Unremitted earnings of foreign subsidiaries have been indefinitely reinvested.

Income tax provisions differed from the taxes calculated at the statutory federal tax rate as follows:

                                      December 31, 2001      December 31, 2000
Taxes at statutory rate                  $  100,257              $ (291,300)
State income taxes                           22,115                 (41,300)
Increase in deferred tax
   Valuation allowance                       27,300                 214,900
Foreign tax on assets                          -                     42,700
Foreign taxes and other                     126,881                 181,910
                                         ----------              ----------

Income tax provision (benefit)           $  276,553              $  106,910
                                         ==========              ==========

CTI Industries Corporation and Subsidiaries

Notes to the Consolidated Financial Statements


9.   Research and Development

The Company conducts product development and research activities which includes
(i) creative product development, (ii) creative marketing, and (iii) engineering development. During the year ended December 31, 2000, and the year ended December 31, 2001, the Company estimates that the total amount spent on research and development activities was approximately, $291,000 and $325,000, respectively.

10.   Employee Benefit Plan

Effective January 1, 1993, the Company established a defined contribution plan for substantially all employees. The plan provides for the Company matching contributions on the first $300 of employee contributions with an additional bonus match of 1% of compensation for all participants who are employees on the last date of the plan year. Profit sharing contributions may also be made at the discretion of the Board of Directors. Employer contributions to the plan totaled $54,012 for the year ended December 31, 2000, and $57,160 for the year ended December 31, 2001.

11.  Related Party Transactions

The Company obtains legal services from a law firm in which two shareholders of the law firm are also shareholders of the Company, and in which one shareholder of the law firm is both a director and a shareholder of the Company. Legal fees incurred with this firm were $124,308 for the year ended December 31, 2000 and $121,305 for the year ended December 31, 2001.

In 1998, the Company advanced funds totaling $81,352 to officers of the Company. $56,456 of these funds were used to purchase common stock of the Company and is reflected as a contra equity account at December 31, 2000 and 2001.

In November 1999, the Company sold one of its buildings to a related party. See
Note 14.


12.  Investment in Subsidiary

On January 26, 1998, the Company and CTI Mexico Corporation S.A. de C.V. ("CTI Mexico") entered into an agreement under which (i) the Company subscribed for 45% of the outstanding capital stock of CTI Mexico for $800,000, (ii) the Company loaned to CTI Mexico $850,000 collateralized by certain latex balloon manufacturing equipment, and (iii) the 1995 equipment purchase agreement between the parties was cancelled with respect to two pieces of latex balloon manufacturing equipment, which were then leased to CTI Mexico. The purchase of the capital stock was effective February 1, 1998. The Company accounted for the investment using the equity method.

On November 12, 1999, the Company entered into an agreement to acquire additional shares of CTI Mexico, bringing the Company's Common Stock ownership to approximately 74%. The Company contributed to the capital of CTI Mexico

CTI Industries Corporation and Subsidiaries

Notes to the Consolidated Financial Statements


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

Amortization expense of goodwill for the years ended December 31, 2000 and December 31, 2001 was $86,664.

13.  Commitments and Contingencies

Operating Leases

The Company entered into a 10-year lease agreement for office and warehouse facilities in November 1999. Approximately 50% of the facility is subleased through March 2002. The Company's United Kingdom subsidiary also maintains a lease for office and warehouse space which expires in 2019.

The Company leases office equipment under operating leases which expire on various dates between May 2003 and December 2006.

The net lease expense was $338,213 for the year ended December 31, 2000, and $269,643 for the year ended December 31, 2001.

The future aggregate minimum net lease payments under existing agreements as of December 31, 2001 as follows:

                        Lease Payments        Sublease Income             Net

     2002               $   374,713            $    49,800           $   324,913
     2003                   365,390                     --               365,390
     2004                   294,323                     --               294,323
     2005                   285,257                     --               285,257
     2006                   285,257                     --               285,257
     Thereafter           1,263,825                     --             1,263,825

Licenses

The Company has certain merchandising license agreements which are of a one to two year duration that require royalty payments based upon the Company's net sales of the respective products. The agreements call for guaranteed minimum commitments that are determined on a calendar year basis. Future guaranteed commitments due, as computed on a pro rata basis, as of December 31, are as follows:

               2002                            $   281,500
               2003                            $   147,500

CTI Industries Corporation and Subsidiaries

Notes to the Consolidated Financial Statements


14. Sales/Leaseback of Building

In November, 1999, the Company sold its building located next to its headquarters in Barrington, Illinois for a gain of $300,467, and entered into an agreement to lease back the facility. The building is owned by an entity in which officers/shareholders of the Company have a controlling interest. The gain realized on the sale was deferred and is being recognized into income over the 10 years lease term.

15.  Stock Options

On March 19, 1999, the Board of Directors approved for adoption, effective May 6, 1999, the 1999 Stock Option Plan ("Plan"). The Plan authorizes the grant of options to purchase up to an aggregate of 133,333 shares of the Company's Common Stock. As of December 31, 2001, 124,500 options had been granted under the 1999 Stock Option Plan. The options are exercisable immediately upon grant, and have a term of ten years.

On April 12, 2001 the Board of Directors approved for adoption, effective December 27, 2001, the 2001 Stock Option Plan ("Plan"). The Plan authorizes the grant of options to purchase up to and an aggregate of 100,000 shares of the Company's Common Stock. As of December 31, 2001, 92,000 options had been granted under the 2001 Stock Option Plan. The options are exercisable immediately upon grant and have a term of ten years.

Under the Company's 1997 Stock Option Plan (effective July 1, 1997), a total of 100,000 shares of Common Stock are reserved for issuance under the Stock Option Plan. Options to purchase 83,000 shares of Common Stock have been granted as of October 31, 1998, and remain outstanding at December 31, 2001. The options are exercisable immediately upon grant and have a term of ten years. The Plan provides for the award of options, which may either be incentive stock options ("ISOs") within the meaning of Section 422A of the Internal Revenue Code of 1986, as amended (the "Code") or non-qualified options ("NQOs") which are not subject to special tax treatment under the Code. The Plan is administered by the Board or a committee appointed by the Board (the "Administrator"). Officers, directors, and employees of, and consultants to, the Company or any parent or subsidiary corporation selected by the Administrator are eligible to receive options under the Plan. Subject to certain restrictions, the Administrator is authorized to designate the number of shares to be covered by each award, the terms of the award, the date on which and the rates at which options or other awards may be exercised, the method of payment and other terms.

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

CTI Industries Corporation and Subsidiaries

Notes to the Consolidated Financial Statements


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

In November 1999, warrants issued in June, 1997 to purchase up to 92,415 shares of the Company's Common Stock for $9.36 were cancelled. New warrants to purchase up to 423,579 shares of the Company's Common Stock at $1.688 were issued. The new warrants expire on November 9, 2002.

In July, 2001, certain members of company management were issued warrants to purchase 100,000 shares of the Company's Common Stock at an exercise price of $1.78 per share in consideration of their facilitating and guaranteeing and securing bank loans to the Company in the amount of $1.4 million and for advancing additional monies to the company that were repaid in 2001. The warrants have a term of five years.

The following is a summary of the activity in the Company's stock option plans and other options issued for the years ended December 31, 2000 and December 31, 2001.

                                                        Dec. 31, 2000   Dec. 31, 2001
Outstanding, beginning of period                          610,729         743,229
Granted                                                   132,500         192,000
Exercised                                                      --              --
Cancelled                                                      --         (25,667)
                                                      --------------- ---------------

Outstanding at the end of period                          743,229         909,562
                                                      =============== ===============

Weighted average exercise price per share
                                                        $    2.72       $    2.43
                                                      =============== ===============

Exercisable at end of period                              743,229         909,562
                                                      =============== ===============

At December 31, 2001, available options to grant were 8,000.

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

CTI Industries Corporation and Subsidiaries

Notes to the Consolidated Financial Statements


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

If compensation cost based on fair value method of the options had been used, the Company's net income and earnings per common share (EPS) would have been as follows for the years ended December 31:

                                                              2000         2001
                                                              ----         ----
   Net income (loss)         As reported                 $    (877)   $     (32)
                             Pro Forma                   $  (1,025)   $    (104)
   EPS                       As reported                 $   (0.73)   $   (0.03)
                             Pro Forma                   $   (0.85)   $   (0.09)

The pro forma effect of compensation cost based on the fair value method of the warrants issued in 2000 and 2001 was not significant.

The fair value of each option was estimated as of the date of the grant using the Black-Scholes option pricing model based on the following assumptions:

                                                  2000               2001
                                                --------           --------
   Expected life (years)                          10.0               7.5
   Volatility                                       20%               20%
   Risk-free interest rate                         6.1%              4.5%
   Dividend yield                                   --                --


The weighted average fair value of options granted during the years ending December 31, 2000 and December 31, 2001 was $1.12 and $0.61 per share, respectively. Significant option and warrant groups outstanding at December 31, 2000 and related weighted average price and remaining life information are as follows:

                                                                             Remaining Life
  Grant Date         Outstanding         Exercisable        Exercise Price       (Years)
December 2001            92,000             92,000               $1.75             10
July 2001               100,000            100,000               $1.78             4
March 2000              124,500            124,500               $2.32             9
September 1998           78,000             78,000               $7.80             8
September 1997            5,000              5,000               $7.71             7
September 1999           16,026             16,026               $1.69             4
November 1999           423,579            423,579               $1.69             1
December 1996            70,457             70,457               $2.73             2


16.  Stock Split

On November 4, 1999, a one-for-three reverse stock split became effective. As a result of the reverse stock split, every three shares of the Company's Common

CTI Industries Corporation and Subsidiaries

Notes to the Consolidated Financial Statements


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

Earnings per share for the years ended December 31, 2000, and December 31, 2001 was computed as follows:


                                            Year ended           Year Ended
                                         December 31, 2000    December 31, 2001

         BASIC
Average shares outstanding:
  Weighted average shares
   Outstanding during period                   1,207,944            1,207,944

Earnings:
  Net loss                                   $  (876,960)         $   (32,377)

Amount for per share
  Computation                                $  (876,960)         $   (32,377)
                                             ===========          ===========

Net loss applicable to
    Common shares                            $     (0.73)         $     (0.03)
                                             ===========          ===========

        DILUTED
Average shares outstanding:
  Weighted average shares
    Outstanding                                1,207,944            1,207,944
  Common stock equivalents
    (options/warrants)                                --                   --
                                             -----------          -----------
Weighted average shares
   Outstanding during period                   1,207,944            1,207,944

Earnings:
  Net loss                                   $  (876,960)         $   (32,377)

Amount for per share
  Computation                                $  (876,960)         $   (32,377)
                                             ===========          ===========

Net loss applicable to
    Common shares                            $     (0.73)         $     (0.03)
                                             ===========          ===========

18.  Geographic Segment Data

The Company's operations consist of a business segment which designs, manufactures, and distributes balloon products. Transfers between geographic areas were primarily at cost. The Company's subsidiaries have assets consisting primarily of trade accounts receivable, inventory and machinery and equipment. Sales and selected financial information by geographic area for the periods ended December 31, 2000, and December 31, 2001 are as follows:

                                United States       United Kingdom        Mexico         Eliminations       Consolidated
Year ended 12/31/00
Revenues                        $  19,132,267       $   2,030,685      $ 5,162,131      $ (3,346,966)      $  22,978,117
Operating income (loss)               326,986             177,340         (310,019)           18,687             212,994
Net income (loss)                    (546,192)            144,898         (380,170)          (95,496)           (876,960)
Total Assets                    $  18,881,026       $     723,178      $ 4,849,095      $ (2,234,509)      $  22,218,790

Year ended 12/31/01
Revenues                        $  24,706,305       $   1,672,672      $ 5,940,039      $ (4,872,522)      $  27,446,494
Operating income (loss)             1,323,067              66,594          128,002          (267,739)          1,249,924
Net income (loss)                      95,534              49,697           46,451          (224,056)            (32,377)
Total Assets                    $  20,354,875       $     620,228      $ 5,785,584      $ (2,096,462)      $  24,664,225