Form 10QSB
period 2002-03-31
CTI INDUSTRIES CORP
filed 2002-05-15
CIK 1042187

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 2002

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:


      COMMON STOCK, no par value, 841,644 outstanding Shares and CLASS B COMMON STOCK, no par value, 366,300 outstanding Shares, as of March 31, 2002.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

      The following consolidated financial statements of the Registrant are attached to this Form 10-QSB:

      1. Interim Balance Sheet as of March 31, 2002 and Balance Sheet as of December 31, 2001.

      2. Interim Statements of Operations for the three-month periods ending March 31, 2002, and March 31, 2001.

      3. Interim Statements of Cash Flows for the three-month periods ending March 31, 2002 and March 31, 2001.

      The Financial Statements reflect all adjustments, which are, in the opinion of management, necessary to a fair statement of results for the periods presented.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Results of Operations

      Net Sales. For the three months ended March 31, 2002, net sales were $9,738,000, as compared to sales of $6,081,000 for the three months ended March 31, 2001, and increase of 60.1%. The increase in sales is primarily due to an increase in commercial film sales of approximately $3,000,000.

      Cost of Sales. For the three months ended March 31, 2002, cost of sales increased to 73.8% of net sales as compared to 73.3% of net sales for the same period in 2001. The increase was primarily the result of lower than expected margins in the production and sales of latex balloons.

      Administrative. For the three months ended March 31, 2002, administrative expenses were $1,002,000 or 10.3% of sales as compared to $747,000 or 12.3% of sales for the same period in 2001. The majority of the increase in administrative expense dollars came from the increase in salaries required to hire more administrative staff and increases in legal and audit expense.

      Selling. For the three months ended March 31, 2002, selling expenses were $375,000 or 3.9% of sales as compared to $426,000 or 7.0% of sales for the same period in 2001. The decline in selling expense is primarily related to a drop in commissions and royalty expenses.

      Advertising and Marketing. For the three months ended March 31, 2002 advertising and marketing expenses were $393,000 or 4% of net sales as compared to $271,000 or 4.5% of net sales for the same period in 2001. The increase in advertising and marketing expense dollars came from several items, principally increased salary costs and increased costs of producing artwork and films for a major new customer.

      Other Income or Expense. Interest expense decreased to $173,000 for the three months ended March 31, 2002, as compared to $300,000 for the three month period ended March 31, 2001. The decrease in interest expense is due to the Company's refinancing of its debt in the first quarter of 2001.

      Net Income or Loss. For the three months ended March 31, 2002, the Company had net income before taxes and minority interest of $648,000 as compared to a net loss before taxes and minority interest of $148,000 for the same three-month period in 2001. The provision for income taxes for the three-month period ended March 31, 2002 was $247,000 resulting in net income of $377,000. The provision for income taxes for the three-month period ended March 31, 2001 was $9,000, resulting in a net loss of $133,000

Financial Condition

      Liquidity and Capital Resources. Cash flow provided by operations during the three months ended March 31, 2002 was $22,000, which was primarily caused by an increase in accounts receivable and accounts payable, resulting from an increased sales volume, and an increase in inventory. During the three month period ended March 31, 2001, cash flow used in operations was $1,085,000, which was primarily caused by an increase in accounts receivable.

      Investment Activities. During the three months ended March 31, 2002, cash flow used in investing activities for the purchase of machinery and equipment was $319,000. In the three month period ended March 31, 2001, $82,000 was used in investing activities, primarily for the purchase of machinery and equipment.

      Financing Activities. For the three months ended March 31, 2002, cash flow provided by financing activities was $273,000. The primary source of this cash flow was the change in the balance of the Company's revolving line of credit. Cash flow provided by financing activities for the three-month period ending March 31, 2001 was $1,208,000. The two primary sources of this cash flow were the refinancing of the Company's debt, which netted additional cash of approximately $800,000, and cash flow provided by the Company's short-term revolving line of credit.

      At March 31, 2002, the Company had a cash balance of $85,000. The Company's current cash management strategy includes maintaining minimal cash balances and utilizing its revolving line of credit for liquidity. At December 31, 2001, the Company had cash and cash equivalents of $110,000. At March 31, 2002, the Company had working capital of $1,466,000, and at December 31, 2001, working capital was $1,026,000.

      The Company believes that existing capital resources and cash generated from operations will be sufficient to meet the Company's requirements for at least 12 months.

      Seasonality. In the metalized balloon product line, sales have historically been seasonal, with approximately 22% to 25% of annual sales of metalized balloons being generated in December and January and 11% to 13% of annual metalized sales being generated in June and July in recent years. The sale of latex balloons and laminated film products have not historically been seasonal. As sales of latex balloons and laminated film products have increased in relation to sales of metalized balloons, the effect of this seasonality has been reduced.

      Safe Harbor Provision of the Private Securities Litigation Act of 1995 and Forward Looking Statements. The Company operates in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. The market for metallized and latex balloon products is generally characterized by intense competition, frequent new product introductions and changes in customer tastes, which can render existing products unmarketable. The statements contained in
Item 2 (Management's Discussion and Analysis of Financial Condition and Results of Operation) that are not historical facts may be forward-looking statements (as such term is defined in the rules promulgated pursuant to the Securities Exchange Act of 1934) that are subject to a variety of risks and uncertainties more fully described in the Company's filings with the Securities and Exchange Commission including, without limitation, those described under "Risk Factors" in the Company's Form SB-2 Registration Statement (File No. 333-31969) effective November 5, 1997. The forward-looking statements are based on the beliefs of the Company's management, as well as assumptions made by, and information currently available to the Company's management. Accordingly, these statements are subject to significant risks, uncertainties and contingencies which could cause the Company's actual growth, results, performance and business prospects and opportunities in 2002 and beyond to differ materially from those expressed in, or implied by, any such forward-looking statements. Wherever possible, words such as "anticipate," "plan," "expect," "believe," "estimate," and similar expressions have been used to identify these forward-looking statements, but are not the exclusive means of identifying such statements. These risks, uncertainties and contingencies include, but are not limited to, the Company's limited operating history on which expectations regarding its future performance can be based, competition from, among others, national and regional balloon, packaging and custom film product manufacturers and sellers that have greater financial, technical and marketing resources and distribution capabilities than the Company, the availability of sufficient capital, the maturation and success of the Company's strategy to develop, market and sell its products, risks inherent in conducting international business, risks associated with securing licenses, changes in the Company's product mix and pricing, the effectiveness of the Company's efforts to control operating expenses, general economic and business conditions affecting the Company and its customers in the United States and other countries in which the Company sells and anticipates selling its products and services and the Company's ability to (i) adjust to changes in technology, customer preferences, enhanced competition and new competitors; (ii) protect its intellectual property rights from infringement or misappropriation;
(iii) maintain or enhance its relationships with other businesses and vendors; and (iv) attract and retain key employees. There can be no assurance that the Company will be able to identify, develop, market, sell or support new products successfully, that any such new products will gain market acceptance, or that the Company will be able to respond effectively to changes in customer preferences. There can be no assurance that the Company will not encounter technical or other difficulties that could delay introduction of new or updated products in the future. If the Company is unable to introduce new products and respond to industry changes or customer preferences on a timely basis, its business could be materially adversely affected. The Company is not obligate to update or revise these forward-looking statements to reflect new events or circumstances.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

On March 12, 2001, the Company was joined as a third party defendant in a pending action filed by Real Fresh, Inc., a California Corporation, against Packaging Systems, LLC, ("PSI") an Illinois limited liability company. The action was filed in the United States District Court for the Eastern District of California. In the action, Real Fresh seeks damages from PSI for losses it claims it incurred by reason of PSI supplying defective packaging materials. The Company was a supplier to PSI of certain laminated films utilized by PSI in these packaging materials. PSI initiated a third-party claim against the Company for indemnity, contribution and breach of contract. The Company has filed an answer to the third-party complaint denying the claim and asserting a number of defenses. In addition, on July 27, 2001, the Company cross-claimed against the supplier of the base film, Honeywell International, Inc. for indemnity, contribution and breach of contract. On August 20, 2001, Honeywell International, Inc., filed a counterclaim against the Company seeking to recover for film claimed to be sold to the Company and the Company has filed an answer and affirmative defenses denying such counterclaim. The Company has notified its insurance carrier of the claims. Final outcome of these matters is uncertain and a range of loss (beyond any claims that may be covered by insurance) cannot be estimated at this time.

Item 2. Changes in Securities

        Not applicable.

Item 3. Defaults Upon Senior Securities

        Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

        Not applicable.

Item 5. Other Information

        Not applicable.

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits*
                                                                            No.
                                                                            --
            Statement re: Computation of Per Share Earnings (contained
                          in the Notes to Financial Statements)             11

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

      Dated:  May 15, 2002                 CTI INDUSTRIES CORPORATION


                                           By: /s/ Stephen M. Merrick
                                               ---------------------------------
                                               Stephen M. Merrick
                                               Chief Financial Officer

CTI Industries Corporation and Subsidiaries
Consolidated Balance Sheets

                                                                              March 31, 2002  December 31, 2001
                                                                               (Unaudited)        (Audited)
                                                                              --------------  -----------------
                                    ASSETS
Current assets:
  Cash                                                                         $     85,298    $    110,488
  Accounts receivable  (less allowance for doubtful accounts of $249,600 and
   $375,755 at March, 2002 and December 31, 2001, respectively)                   6,069,072       4,385,050
  Inventories                                                                     9,129,061       8,458,421
  Deferred tax assets                                                               290,816         290,816
  Other                                                                             885,853         898,130
                                                                               ------------    ------------

      Total current assets                                                       16,460,100      14,142,905

Property and equipment:
  Machinery and equipment                                                        14,814,041      14,635,962
  Building                                                                        2,517,839       2,398,039
  Office furniture and equipment                                                  1,740,244       1,731,848
  Land                                                                              250,000         250,000
  Leasehold improvements                                                            161,885         161,885
  Fixtures and equipment at customer locations                                    2,232,285       2,206,096
  Projects under construction                                                       377,972         316,230
                                                                               ------------    ------------
                                                                                 22,094,266      21,700,060
    Less: accumulated depreciation                                              (13,317,120)    (13,000,561)
                                                                               ------------    ------------

      Total property and equipment, net                                           8,777,146       8,699,499

Other assets:
  Deferred financing costs, net                                                     100,206          82,653
  Goodwill associated with acquisition of CTI Mexico, net                         1,113,108       1,113,108
  Deferred tax assets                                                               118,250         361,567
  Other assets                                                                      258,928         264,493
                                                                               ------------    ------------

      Total other assets                                                          1,590,492       1,821,821
                                                                               ------------    ------------

TOTAL ASSETS                                                                     26,827,738      24,664,225
                                                                               ============    ============

See accompanying notes

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                                7,164,975       5,492,488
  Line of credit                                                                  6,090,817       5,697,717
  Notes payable - current portion                                                   318,443         318,443
  Accrued liabilities                                                             1,419,902       1,608,071
                                                                               ------------    ------------

      Total current liabilities                                                  14,994,137      13,116,719

Long-term liabilities:
  Other liabilities                                                               2,422,844       2,535,826
  Notes payable                                                                   3,608,088       3,682,137
  Subordinated debt                                                                 486,640         486,640
                                                                               ------------    ------------

      Total long-term liabilities                                                 6,517,572       6,704,603

Minority interest                                                                   204,538         180,830

Stockholders' equity:
  Common stock - no par value with a stated par value of $.195,
  5,000,000 shares authorized, 966,327 shares issued, 841,644 shares                188,434         188,434
  outstanding
  Class B Common stock - no par value with a stated par value of $2.73,
   500,000 shares authorized, 366,300 shares issued and outstanding               1,000,000       1,000,000
  Paid-in-capital                                                                 5,554,332       5,554,332
  Warrants issued in connection with subordinated debt                              228,360         228,360
  Accumulated deficit                                                            (1,181,898)     (1,559,206)
  Accumulated other comprehensive earnings                                          (45,897)       (118,007)
    Less:
      Treasury stock - 124,683 shares                                              (575,384)       (575,384)
      Notes receivable from stockholders                                            (56,456)        (56,456)
                                                                               ------------    ------------

      Total stockholders' equity                                                  5,111,491       4,662,073
                                                                               ------------    ------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                       $ 26,827,738    $ 24,664,225
                                                                               ============    ============

See accompanying notes

CTI Industries Corporation and Subsidiaries
Consolidated Statements of Operations

                                                                 Qtr Ended      Qtr Ended
                                                                 03/31/02       03/31/01
                                                                (Unaudited)    (Unaudited)
                                                                -----------    -----------
Net Sales                                                       $ 9,738,097    $ 6,080,573

Cost of Sales                                                     7,183,845      4,457,778
                                                                -----------    -----------

      Gross profit on sales                                       2,554,252      1,622,795

Operating expenses:
  Administrative                                                  1,001,900        746,925
  Selling                                                           375,277        425,581
  Advertising and marketing                                         393,222        271,199
                                                                -----------    -----------

      Total operating expenses                                    1,770,399      1,443,705
                                                                -----------    -----------

Income from operations                                              783,853        179,090

Other income (expense):
  Interest expense                                                 (173,115)      (299,904)
  Interest income                                                       227            741
  (Loss) gain on sale of assets                                     (10,694)         7,512
  Other                                                              48,035        (35,072)
                                                                -----------    -----------

      Total other income (expense)                                 (135,547)      (326,723)
                                                                -----------    -----------

Income (loss) before income taxes and minority interest             648,306       (147,633)

Income tax expense (benefit)                                        247,293          9,123
                                                                -----------    -----------

Income (loss) before minority interest                              401,013       (156,756)

Minority interest in income (loss) of subsidiary                    (23,707)       (23,487)
                                                                -----------    -----------

      Net Profit (Loss)                                         $   377,306    $  (133,269)
                                                                ===========    ===========

Income (loss) applicable to common shares                       $   377,306    $  (133,269)
                                                                ===========    ===========

Basic income (loss) per common and common equivalent shares     $      0.31    $     (0.11)
                                                                ===========    ===========

Diluted income (loss) per common and common equivalent shares   $      0.29    $     (0.11)
                                                                ===========    ===========

Weighted average number of shares and equivalent shares
  of common stock outstanding:
    Basic                                                         1,207,944      1,207,944
                                                                ===========    ===========

    Diluted                                                       1,295,864      1,207,944
                                                                ===========    ===========

The accompanying notes are an integral part of these financial statements.

CTI Industries Corporation and Subsidiaries
Consolidated Statements of Cash Flows


                                                                       Quarter Ended
                                                               March 31, 2002  March 31, 2001
                                                               --------------  --------------
Cash flows from operating activities:
  Net income (loss)                                             $   377,306    $  (133,269)
  Adjustment to reconcile net loss to cash
      provided by (used in) operating activities:
    Depreciation and amortization                                   345,484        390,936
    Minority interest in gain (loss) of subsidiary                   23,707        (23,487)
    Gain (loss) on sale of fixed assets                                   0         (7,512)
    Provision for losses on accounts receivable & inventory          75,000         50,000
    Deferred income taxes                                           154,153
    Change in assets and liabilities:
      Accounts receivable                                        (1,497,995)    (1,338,556)
      Inventory                                                    (684,652)      (215,727)
      Other assets                                                 (137,437)       204,184
      Accounts payable and accrued expenses                       1,365,995        (11,642)
                                                                -----------    -----------

          Net cash provided by (used in) operating activities        21,561     (1,085,073)

Cash flows from investing activities:
  Purchases of property and equipment                              (319,296)       (81,938)
                                                                -----------    -----------

          Net cash provided by (used in) investing activities      (319,296)       (81,938)

Cash flows from financing activities:
  Net change in revolving line of credit                            393,100        910,770
  Proceeds from issuance of long-term debt                                0      4,655,035
  Proceeds from issuance of short-term debt                               0      1,131,819
  Repayment of long-term debt                                       (59,415)    (4,464,216)
  Repayment of short-term debt                                      (61,122)    (1,014,920)
  Repayment of subordinated debt                                          0        (10,000)
                                                                -----------    -----------

          Net cash provided by  financing activities                272,563      1,208,488

Effect of exchange rate changes on cash                                 (18)           792
                                                                -----------    -----------

Net (decrease) increase in cash                                     (25,190)        42,269

Cash and Equivalents at Beginning of Period                         110,488        392,534
                                                                -----------    -----------

Cash and Equivalents at End of Period                           $    85,298    $   434,803
                                                                ===========    ===========

March 31, 2002

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report on Form 10-KSB for the year ended December 31, 2001.

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

Note 3 - Recent Accounting Pronouncements

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

Although it is still reviewing the provisions of these Statements, management's preliminary assessment is that these Statements will not have a material impact on the Company's financial position or results of operations.

Note 4 - Earnings Per Share

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

Earnings per share for the periods ended March 31, 2002 and 2001 was computed as follows:

CTI Industries Corporation and Subsidiaries
Consolidated Earnings per Share



                                           Quarter Ended March 31
                                             2002         2001
                                          ------------------------
Basic
Average shares outstanding:
  Weighted average number of shares of
    common stock outstanding during the
    period                                 1,207,944     1,207,944
                                          ==========   ===========

Net income:
  Net income  (loss)                      $  377,306   $  (133,269)

  Amount for per share computation        $  377,306   $  (133,269)
                                          ==========   ===========

  Per share amount                        $     0.31   $     (0.11)
                                          ==========   ===========


Diluted
Average shares outstanding:
  Weighted average number of shares of
    common stock outstanding during the
    period                                 1,207,944     1,207,944
  Net additional shares assuming stock
    options and warrants exercised and
    proceeds used to purchase treasury
    stock                                     87,920            --
                                          ----------   -----------
  Weighted average number of shares and
    equivalent shares of common stock
    outstanding during the period          1,295,864     1,207,944
                                          ==========   ===========

Net income:
  Net income (loss)                       $  377,306   $  (133,269)

  Amount for per share computation        $  377,306   $  (133,269)
                                          ==========   ===========

  Per share amount                        $     0.29   $     (0.11)
                                          ==========   ===========