Form 10QSB
period 2002-06-30
CTI INDUSTRIES CORP
filed 2002-08-19
CIK 1042187

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

      COMMON STOCK, no par value, 1,227,340 outstanding Shares and CLASS B COMMON STOCK, no par value, 329,670 outstanding Shares, as of June 30, 2002.

                                   FORM 10-QSB

                           CTI INDUSTRIES CORPORATION

PART I. FINANCIAL INFORMATION AND MANAGEMENT'S DISCUSSION AND ANALYSIS

Item 1. Financial Statements

The following financial statements of the Registrant are attached to this Form 10-QSB:

            1.    Unaudited Condensed Consolidated Balance Sheet as at June 30,
                  2002

            2. Unaudited Condensed Consolidated Statements of Operations - Three and Six Month Periods Ended June 30, 2002 and June 30, 2001

            3. Unaudited Condensed Consolidated Statements of Cash Flows - Six Months Ended June 30, 2002 and June 30, 2001

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Results of Operations

      Net Sales. For the fiscal quarter ended June 30, 2002, net sales were $10,906,000, compared to net sales of $6,876,000 for the three months ended June 30, 2001, an increase of 58.6%. During the quarter ended June 30, 2002, sales of laminated and printed films represented 49% of total sales, metalized balloons 31% of total sales and latex balloons 10.4% of total sales. For the same period of the prior year, laminated and printed films represented 37.7% of total sales, metalized balloons 31.9% and latex balloons 24.5%. Net sales for the first six months of fiscal 2002 increased 59.3% to $20,644,000, compared to net sales of $12,957,000 for the six months ended June 30, 2001. For the six month period, sales of laminated, specialty and printed films increased from $4,299,000 to $10,242,000, an increase of 138% for the period. This increase resulted from an increase in sales principally to two customers, one of which represented 32% of the Company's total sales revenue for the six month period and the other represented 20% of total sales revenue for that same period. During the six month period, sales of metalized balloons also increased by 31% over the same period in the prior year and sales of latex balloons declined by 25% compared to the same period in the prior year. For the six month period ended June 30, 2002, sales of laminated and printed films represented 49.6% of total sales, metalized balloons represented 28.6% of total sales and latex balloons represented 12% of total sales. For the same period in the prior year, laminated and printed films represented 33.2% of sales, metalized balloons 34.7% of sales and latex balloons 25.2% of sales.

      Cost of Sales. For the fiscal quarter ended June 30, 2002, cost of sales increased to 76.1% of net sales as compared to 73.7% of net sales in the three month period ended June 30, 2001. This increase was the result principally of lower than expected margins in the production and sales of latex balloons. Cost of goods sold was 75.0% of net sales for the first six months of fiscal 2002, compared to 73.5% for the six-month period ended June 30, 2001.

      Administrative. For the fiscal quarter ended June 30, 2002, administrative expenses were $1,127,000, or 10.3% of net sales as compared to $818,000, or 11.9% of net sales for the three month period ended June 30, 2001. For the first six months of fiscal 2002, administrative expenses were $2,084,000, or 10.1% of net sales as compared to $1,565,000, or 12.1% of net sales for the six month period ended June 30, 2001. The increase in administrative expenses is attributable principally to an increase in personnel needed to support the increase in sales volume.

      Litigation settlements. During the three month period ended June 30, 2002, the Company incurred total expense of $135,000 in connection with the settlement of two pending litigation matters of a total expense of $180,000 incurred during the six month period ended June 30, 2002. In April, 2002, the Company entered into an agreement with a former shareholder under which the Company agreed to purchase 74,513 shares of the Company's common stock from the shareholder and two of the shareholder's children at the price of $3.31 per share and to settle certain pending litigation among the shareholder and the Company without other payment or consideration. Of the total purchase price for the shares, $75,000 has been allocated as expense related to this settlement, and the remaining $171,000 has been recorded as a retirement of shares, thereby increasing the amount reported as treasury stock.

      On June 28, 2002, the Company entered into a settlement agreement with respect to pending litigation among the Company, Real Fresh, Inc., Packaging Systems, LLC and Honeywell International, Inc. (See Part II, Item 1 - Legal Proceedings). The total amount of expense incurred by the Company during the six month period ended June 30, 2002 in connection with this matter was $105,000.

      Selling. For the fiscal quarter ended June 30, 2002, selling expenses were $375,000, or 3.4% of net sales, as compared to $445,000, or 6.5% of net sales for the three month period ended June 30, 2001. For the first six months of fiscal 2002, selling expenses were $750,000, or 3.6% of net sales as compared to $871,000, or 6.7% of net sales for the three month period ended June 30, 2001. The decline in selling expense dollars is primarily related to a decrease in commissions and royalty expense, both in total amount and as a percentage of net sales. This decline is the result principally of the relative increase in sales of printed and laminated films for which very little in commissions and no royalties are paid.

      Advertising and Marketing. For the fiscal quarter ended June 30, 2002, advertising and marketing expenses were $441,000, or 4.0% of net sales as compared to $307,000, or 4.5% of net sales in the three month period ended June 30, 2001. For the first six months of fiscal 2002, advertising and marketing expenses were $834,000, or 4.0% of sales as compared to $578,000, or 4.5% of net sales for the six month period ended June 30, 2001.

      Other Income or Expense. Interest expense decreased to $202,000 for the quarter ended June 30, 2002, as compared to $261,000 for the three month period ended June 30, 2001. Interest expense decreased to $375,000 for the six months ended June 30, 2002, as compared to $569,000 for the three month period ended June 30, 2001. The decrease in interest expense for the six months was due to the Company's refinancing of its debt in the first quarter of 2001, and the applicable floating rate of interest on outstanding borrowings.

      During the six month period ended June 30, 2002, CTI Mexico incurred expense with respect to currency fluctuation, related to dollar denominated obligations, in the amount of $214,000. This expense is reflected in the consolidated statement of operations.

      Net Income or Loss. For the fiscal quarter ended June 30, 2002, the Company had income before taxes and minority interest of $81,000 as compared to income before taxes and minority interest of $67,000 for the three month period ended June 30, 2001. Income tax expense for the second quarter of fiscal 2002 was $51,000, resulting in net income of $60,000 after minority interest of $30,000. The income tax expense for the three month period ended June 30, 2001 was $4,000, resulting in a net income of $41,000 after minority interest of ($22,000). For the six months ended June 30, 2002, net income was $438,000, as compared to a net loss of $100,000 for the six month period ended June 30, 2001.

Financial Condition

      Cash Flow Items. Cash flow provided by operations during the six months ended June 30, 2002 was $1,718,000, which was affected by an increase in accounts payable resulting from increased sales volume and an increase in inventory. During the six month period ended June 30, 2001, cash flows used in operations were $1,046,000, which was affected by an increase in accounts receivable resulting from increased sales volume and an increase in inventory.

      Investment Activities. During the six months ended June 30, 2002, cash flow used in investing activities for the purchase of machinery and equipment was $1,489,000. In the six month period ended June 30, 2001, $408,000 was used in investing activities, primarily for the purchase of machinery and equipment.

      Financing Activities. For the six months ended June 30, 2002, cash flow provided by financing activities was $350,000. The primary source of this cash flow was an increase in the balance of the companies revolving line of credit. Cash flow provided by financing activities for the six month period ending June 30, 2001 was $1,104,000, resulting from the net proceeds from new long-term indebtedness (less the payment of prior indebtedness).

      Liquidity and Financial Resources. At June 30, 2002, the Company had a cash balance of $706,000. The Company's current cash management strategy includes maintaining minimal cash balances and utilizing the revolving line of credit for liquidity. At June 30, 2002, the Company had working capital of $656,000.

      During April, 2002, the Company entered into an agreement to repurchase 74,513 shares of its common stock from a shareholder and two of his children at the price of $3.31 per share. The total purchase price of $246,638 is payable in eight quarterly installments of $27,705 plus an initial payment totaling $25,000. At June 30, 2002 $80,410 has been paid.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

      On March 12, 2001 the Company was served as a third-party defendant in a pending action filed by RealFresh, Inc., a California corporation, ("RealFresh") against Packaging Systems, LLC, an Illinois limited liability company ("PSI") in United States District Court for the Eastern District of California, Fresno Branch. In the action, RealFresh sought damages from PSI for losses it claims it incurred by reason of PSI supplying defective packaging materials. The Company was a supplier to PSI of certain laminated films utilized by PSI in these packaging materials. PSI initiated a third-party claim against the Company for indemnity, contribution and breach of contract. The Company filed an answer to the third-party complaint denying the claim and asserting a number of defenses. On July 27, 2001, the Company cross-claimed against the supplier of the base film, Honeywell International, Inc. ("Honeywell"), for indemnity, contribution and breach of contract. On August 20, 2001, Honeywell filed a counterclaim against the Company for the cost of film, which the Company has refused to pay. On June 28, 2002, this action was settled among all parties and has been dismissed. As part of the settlement, the Company acknowledged and paid to Honeywell an amount related to the supply of film by Honeywell to the Company, which has been reflected in the financial statements of the Company for the six month period ended June 30, 2002.

Item 2. Changes in Securities

        Not applicable.

Item 3. Defaults Upon Senior Securities

        Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

        Not applicable.

Item 5. Other Information

The Certifications of the Chief Executive Officer and the Chief Financial Officer of Registrant Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 are attached as Exhibits to this Report on Form 10-QSB.

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

      Dated: August 19, 2002             CTI INDUSTRIES CORPORATION

                                         By: /s/ Howard W. Schwan
                                            ------------------------------------
                                            Howard W. Schwan, President

CTI Industries Corporation and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

                                                                     June 30, 2002
                                                                     -------------
                             ASSETS
Current assets:
  Cash                                                               $    706,132
  Accounts receivable, net                                              5,776,202
  Inventories                                                           9,423,430
  Deferred tax assets                                                       5,303
  Prepaid espenses and other current assets                             1,032,641
                                                                     ------------

      Total current assets                                             16,943,708

Property and equipment:
  Machinery and equipment                                              14,708,131
  Building                                                              2,541,662
  Office furniture and equipment                                        1,740,730
  Land                                                                    250,000
  Leasehold improvements                                                  161,885
  Fixtures and equipment at customer locations                          2,232,285
  Projects under construction                                           1,200,236
                                                                     ------------
                                                                       22,834,929
    Less :  accumulated depreciation                                  (13,450,957)
                                                                     ------------

      Total property and equipment, net                                 9,383,972

Other assets:
  Deferred financing costs, net                                            75,252
  Goodwill associated with acquisition of CTI Mexico, net               1,113,108
  Deferred tax assets                                                     457,887
  Other assets                                                            456,180
                                                                     ------------

      Total other assets                                                2,102,428
                                                                     ------------

TOTAL ASSETS                                                           28,430,108
                                                                     ============

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                      8,134,058
  Line of credit                                                        5,868,496
  Notes payable - current portion                                         318,443
  Accrued liabilities                                                   1,966,825
                                                                     ------------

      Total current liabilities                                        16,287,822

Long-term liabilities:
  Other liabilities                                                     1,299,765
  Notes payable                                                         5,079,593
                                                                     ------------

      Total long-term liabilities                                       6,379,358

Minority interest                                                         174,676

Stockholders' equity:
  Common stock - no par value, 5,000,000 shares authorized,
  1,389,906 shares issued, 1,190,710 shares outstanding                   188,434
  Class B Common stock - no par value, 500,000 shares authorized,
  366,300 shares issued and outstanding                                 1,000,000
  Paid-in-capital                                                       6,452,883
  Warrants issued in connection with subordinated debt                     47,543
  Accumulated deficit                                                  (1,295,686)
  Accumulated other comprehensive earnings                                 (1,701)
  Less:
      Treasury stock - 199,196 shares                                    (746,764)
      Notes receivable from stockholders                                  (56,456)
                                                                     ------------

      Total stockholders' equity                                        5,588,252
                                                                     ------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                             $ 28,430,108
                                                                     ============

See accompanying notes to consolidated unaudited statements

CTI Industries Corporation and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

                                                                        Quarter ended June 30               Year to Date June 30
                                                                         2002             2001            2002             2001
                                                                                     (as restated)                     (as restated)
                                                                     ------------    -------------    ------------     -------------
Net Sales                                                            $ 10,905,748     $ 6,876,201     $ 20,643,846     $ 12,956,775

Cost of Sales                                                           8,299,517       5,068,423       15,483,362        9,526,201
                                                                     ------------     -----------     ------------     ------------

      Gross profit on sales                                             2,606,231       1,807,778        5,160,484        3,430,574

Operating expenses:
  Administrative                                                        1,127,178         818,264        2,084,078        1,565,189
  Litigation settlements expense                                          135,258               0          180,258                0
  Selling                                                                 374,890         445,270          750,167          870,851
  Advertising and marketing                                               440,989         307,111          834,211          578,310
                                                                     ------------     -----------     ------------     ------------

      Total operating expenses                                          2,078,314       1,570,645        3,848,713        3,014,350
                                                                     ------------     -----------     ------------     ------------

Income from operations                                                    527,917         237,133        1,311,771          416,224

Other income (expense):
  Interest expense                                                       (202,205)       (261,345)        (375,320)        (569,125)
  Interest income                                                             420              --              647              742
  Gain (loss) on sale of assets                                           (20,069)          7,510          (30,763)          15,022
  Foreign currency (loss) gain                                           (251,030)        119,046         (213,872)         120,684
  Other                                                                    26,338         (34,983)          37,216          (71,685)
                                                                     ------------     -----------     ------------     ------------

      Total other income (expense)                                       (446,545)       (169,772)        (582,092)        (504,362)
                                                                     ------------     -----------     ------------     ------------

Income (loss)  before income taxes and minority interest                   81,372          67,361          729,679          (88,138)

Income tax expense                                                         50,917           3,987          298,210           13,110
                                                                     ------------     -----------     ------------     ------------

Income (loss) before minority interest                                     30,455          63,378          431,469         (101,248)

Minority interest in  income (loss) of subsidiary                         (29,863)         22,466           (6,155)          (1,021)
                                                                     ------------     -----------     ------------     ------------

      Net income (loss)                                              $     60,318     $    40,908     $    437,624     $   (100,227)
                                                                     ============     ===========     ============     ============

Basic income (loss) per common share                                 $       0.05     $      0.03     $       0.35     $      (0.08)
                                                                     ============     ===========     ============     ============

Diluted income (loss) per common share                               $       0.04     $      0.03     $       0.32     $      (0.08)
                                                                     ============     ===========     ============     ============

Weighted average number of shares and equivalent shares
 of common stock outstanding:
    Basic                                                               1,272,770       1,207,944        1,240,536        1,207,944
                                                                     ============     ===========     ============     ============

    Diluted                                                             1,488,651       1,207,944        1,374,189        1,207,944
                                                                     ============     ===========     ============     ============

See accompanying notes to consolidated unaudited statements

CTI Industries Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

                                                                 For the Six Month Period Ended
                                                                 June 30, 2002   June 30, 2001
                                                                                 (as restated)
                                                                 ------------------------------
Cash flows from operating activities:
  Net income (loss)                                              $   437,624       $  (100,232)
  Adjustment to reconcile net loss to cash
      provided by operating activities:
    Depreciation and amortization                                    718,925           719,986
    Amortization of Debt Discount                                      4,826            26,840
    Minority interest in loss of subsidiary                           (6,155)           (1,021)
    Gain on sale of fixed assets                                           0           (15,022)
    Provision for losses on accounts receivable & inventory          150,000            50,000
    Deferred income taxes                                            199,370                 0
    Change in assets and liabilities:
      Accounts receivable                                           (918,711)       (1,541,659)
      Inventory                                                   (1,160,947)         (571,063)
      Other assets                                                  (522,633)          382,180
      Accounts payable and accrued expenses                        2,815,256             3,816
                                                                 -----------------------------

          Net cash provided by (used in) operating activities      1,717,554        (1,046,175)

Cash flows from investing activities:
  Purchases of property and equipment                             (1,489,446)         (408,243)
                                                                 -----------------------------

          Net cash (used in) investing activities                 (1,489,446)         (408,243)

Cash flows from financing activities:
  Net change in revolving line of credit                             193,688         1,321,574
  Proceeds from issuance of long-term debt                           490,880         5,808,548
  Repayment of long-term debt                                       (134,916)       (5,086,276)
  Repayment of short-term debt                                       (27,949)         (930,000)
  Repayment of subordinated debt                                           0           (10,000)
  Purchase of treasury stock                                        (171,380)                0
                                                                 -----------------------------

          Net cash provided by financing activities                  350,323         1,103,846

Effect of exchange rate changes on cash                               17,212           (11,745)
                                                                 -----------------------------

Net increase (decrease) in cash                                      595,644          (362,317)

Cash and Equivalents at Beginning of Period                          110,488           392,534
                                                                 -----------------------------

Cash and Equivalents at End of Period                            $   706,132       $    30,217
                                                                 =============================

Schedule of non-cash financing activities:
   Issuance of stock for subordinated debt                       $   715,000       $        --

See accompanying notes to consolidated unaudited statements

June 30, 2002

                   CTI Industries Corporation and Subsidiaries
         Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 - Basis of Presentation

The accompanying financial statements are unaudited but in the opinion of management contain all the adjustments (consisting of those of a normal recurring nature) considered to present fairly the financial position and the results of operations and cash flow for the periods presented in conformity with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

Operating results for the three and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 2001. As further explained in note 5, the company has restated previously reported results for the three and six month periods ended June 30, 2001.

Principles of consolidation and nature of operations:

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, CTI Balloons Limited and CTF International S.A. de C.V., and its majority owned subsidiary CTI Mexico S.A. de C.V. All significant intercompany transactions and accounts have been eliminated in consolidation. The Company (i) designs, manufactures and distributes balloon products throughout the world and (ii) operates systems for the production, lamination, coating and printing of films used for food packaging and other commercial uses and for conversion of films to flexible packaging containers and other products.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and use assumptions that affect certain reported amounts and disclosures. Actual results may differ from those estimates.

Note 2 - Line of Credit and Notes Payable

In January 2001, the Company entered into a Loan and Security Agreement with a new lender under which the lender has provided the Company with a credit facility in the amount of $9,500,000, secured by equipment, inventory, receivables, and other assets of the Company. The credit facility included a term loan of $1,426,000, at an interest rate of prime plus 0.75%, and a revolving line of credit at an interest rate of prime plus 0.50%, the amount of which is based on advances of up to 85% of eligible receivables and 50% of the value of the Company's eligible inventory. The credit facility is secured by substantially all assets of the Company. The term of this credit facility is for a period of three years, which may be extended by either party for an additional year.

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

On or about May 22, 2002, the Company entered into an Amendment to the Loan and Security Agreement pursuant to which additional advances of approximately $491,000 were made to the Company, increasing the balance under the term loan portion of the facility to $1,578,000.

In May, 2002, the Company entered into a Third Amendment to the Loan and Security Agreement pursuant to which (i) the aggregate amount of the credit facility was increased to $11,500,000 and (ii) the Company was granted a CapEx Line of Credit in the amount of $2,000,000. Under the CapEx Line of Credit, the Company is entitled to receive advances in connection with the purchase of capital equipment at the rate of 70% of the invoice amount of the equipment purchased. The Company has partially utilized the CapEx Line of Credit and intends to use all or substantially all of the CapEx Line of Credit in connection with the purchase of capital equipment during the balance of 2002. Outstanding balances under the CapEx Line of Credit will bear interest at the rate of One Percent in excess of the prime rate.

Note 3 - Legal Proceedings

On March 12, 2001 the Company was served as a third-party defendant in a pending action filed by RealFresh, Inc., a California corporation, ("RealFresh") against Packaging Systems, LLC, an Illinois limited liability company ("PSI") in United States District Court for the Eastern District of California, Fresno Branch. In the action, RealFresh sought damages from PSI for losses it claims it incurred by reason of PSI supplying defective packaging materials. The Company was a supplier to PSI of certain laminated films utilized by PSI in these packaging materials. PSI initiated a third-party claim against the Company for indemnity, contribution and breach of contract. The Company filed an answer to the third-party complaint denying the claim and asserting a number of defenses. On July 27, 2001, the Company cross-claimed against the supplier of the base film, Honeywell International, Inc. ("Honeywell"), for indemnity, contribution and breach of contract. On August 20, 2001, Honeywell filed a counterclaim against the Company for the cost of film, which the Company has refused to pay. On June 28, 2002, this action was settled among all parties and has been dismissed. As part of the settlement, the Company acknowledged and paid to Honeywell an amount related to the supply of film by Honeywell to the Company, which has been reflected in the financial statements of the Company for the six month period ended June 30, 2002.

Note 4 - Comprehensive Income

Total Comprehensive Income was $105,000 and $554,000 for the three and six months ended June 30, 2002 and was $15,000 and ($151,000) for the three and six months ended June 30, 2001.

Note 5 - Restatement

The Unaudited Condensed Consolidated Statement of Operations for the Three and Six Month Periods ended June 30, 2002 and June 30, 2001 incorporate a restatement of the result of operations. The restatement for those periods relates to the amortization of the discount on notes payable resulting from the value assigned to stock to purchase common stock that were issued during 1999 and 2001 that had not previously been reflected.. The periods affected by these expenses related to outstanding warrants includes November and December, 1999, January 1, 2000 to December 31, 2000, and January 1, 2001 to December 31, 2001. The total amount of expense which management believes was not recorded for those periods was $174,104. The amount of the additional expense for each affected period, and the reduction of income (or increase in loss for each period) arising from these unrecorded expenses would be as follows:

           Fourth Quarter 1999                      $22,192
           First Quarter 2000                       $23,740
           Second Quarter 2000                      $23,740
           Third Quarter 2000                       $23,740
           Fourth Quarter 2000                      $23,740
           Fiscal Year 2000                         $94,960
           First Quarter 2001                       $ 7,875
           Second Quarter 2001                      $18,965
           Third Quarter 2001                       $21,378
           Fourth Quarter 2001                      $ 8,734
           Fiscal Year 2001                         $56,952

The restatements have not been reviewed or audited for periods ending in 1999, 2000 or 2001.

Note 6 - Inventories

Raw material and work in process                                   $  2,297,120
Finished goods                                                        7,732,084
Inventory, Gross                                                     10,029,204
Less:  Inventory Reserves                                              (605,774)
                                                                   ------------
Inventory, net                                                     $  9,423,430
                                                                   ============

Note 7 - Adoption of Statement 142

On January 1, 2002, the Company implemented Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. Under the provisions of SFAS 142, goodwill is no longer subject to amortization over its estimated useful life, but instead will be subject to at least annual assessments for impairment by applying a fair-value based test. SFAS 142 also requires that an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the asset can be sold, licensed, rented or exchanged, regardless of the acquirer's intent to do so. The Company has no acquired intangible assets other than goodwill. The Company determined that no transitional impairment loss was required at January 1, 2002.

The gross carrying amount of goodwill as of June 30, 2002 is $1,113,108.

                                           Three months ended June 30              Year to Date June 30
                                             2002              2001              2002               2001
                                                           (as restated)                        (as restated)
Reported net Income                      $    60,318           $40,908        $   437,624        $  (100,227)
Add back; Goodwill amortization          $        --           $ 1,388        $        --             21,666
                                                                                                 -----------
Adjusted net income                      $    60,318           $42,296        $   437,624        $   (78,561)
                                         ===========           =======        ===========        ===========

Basic earnings per share
Reported net income                      $      0.05           $  0.03        $      0.32        $     (0.08)
add back Goodwill amortization                    --                 0                 --               0.02
                                                                              -----------        -----------
Adjusted net income                      $      0.05           $  0.03        $      0.34        $     (0.06)
                                         ===========           =======        ===========        ===========

Fully diluted earnings per share:

Reported net income                      $      0.05           $  0.03        $      0.34        $     (0.08)
Add back:  Goodwill amortization         $        --                 0                                  0.02
Adjusted net income                      $      0.05           $  0.03        $      0.34        $     (0.06)
                                         ===========           =======        ===========        ===========

Note 8 - Recent Accounting Pronouncements

SFAS No. 143, Accounting for Asset Retirement Obligations, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period it is incurred if a reasonable estimate of fair value can be made. The associated retirement costs are capitalized as a component of the carrying amount of the long-lived asset and allocated to expense over the useful life of the asset. The statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. Management does not believe the adoption of the statement will have a material impact on the Company's consolidated financial statements.

SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, establishes accounting and reporting standards for the impairment or disposal of long-lived assets. This statement supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed. SFAS No. 144 provides one accounting model to be used for long-lived assets to be disposed of by sale, whether previously held for use or newly acquired and broadens the presentation of discontinued operations to include more disposal transactions. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company adopted the statement as of January 1, 2002 and the implementation of this standard did not have a material impact on the Company's consolidated financial statements.

Note 9 - Property, Plant and Equipment Agreements

At June 30, 2002, the Company had outstanding purchase agreements for equipment with an aggregate purchase price of $2,911,000, of which approximately $1,018,000 is being currently reflected as projects under construction on the balance sheet. The purchase of the equipment is being funded principally by the CapEx Line of Credit extended by the Company's principal lender.

Note 10 - Geographic Segment Data

The Company's operate primarily in one business segment which designs, manufactures, and distributes balloon products. The Company's operate in foreign and domestic regions. Information about the Company's operations by geographic areas is as follows.

                       Net Sales to External Customers               Long Term Assets
                      For the Six Months Ended  June 30,                at June 30,
                           2002                2001               2002                2001
United States          $18,428,000         $10,796,000         $6,735,000         $5,942,000
Mexico                   1,237,000           1,118,000          2,638,000          2,955,000
United Kingdom                   *                   *             11,000             18,000
Other                      979,000           1,043,000                 --                 --
                       ---------------------------------------------------------------------

                       $20,644,000         $12,957,000         $9,384,000         $8,915,000
                       =====================================================================

Note 11 - Concentration of Credit Risk

Concentration of credit risk with respect to trade accounts receivable is generally limited due to the number of entities comprising the Company's customer base. The Company performs ongoing credit evaluations and provides an allowance for potential credit losses against the portion of accounts receivable which is estimated to be un-collectible. Such losses have historically been within management's expectations. For the six months ended June 30, 2002, the Company had two customers that accounted for approximately 32% and 20%, respectively, of consolidated net sales.

CTI Industries Corporation and Subsidiaries
Consolidated Earnings per Share
(Unaudited)

                                                Quarter Ended June 30            Year to Date June 30
                                                2002            2001            2002              2001
                                                            (as restated)                    (as restated)
                                              ---------     -------------     ---------      --------------
Basic
Average shares outstanding:
  Weighted average number of shares of
    common stock outstanding during the
    period                                    1,272,770       1,207,944       1,240,536         1,207,944
                                              =========       =========       =========       ===========

Net income:
  Net income  (loss)                          $  60,318       $  40,908       $ 437,624       $  (100,227)

  Amount for per share computation            $  60,318       $  40,908       $ 437,624       $  (100,227)
                                              =========       =========       =========       ===========

  Per share amount                            $    0.05       $    0.03       $    0.35       $     (0.08)
                                              =========       =========       =========       ===========

Diluted
Average shares outstanding:
  Weighted average number of shares of
    common stock outstanding during the
    period                                    1,272,770       1,207,944       1,240,536         1,207,944
  Net additional shares assuming stock
    options and warrants exercised and
    proceeds used to purchase treasury
    stock                                       215,881              --         133,653                --
                                              ---------       ---------       ---------       -----------
  Weighted average number of shares and
    equivalent shares of common stock
    outstanding during the period             1,488,651       1,207,944       1,374,189         1,207,944
                                              =========       =========       =========       ===========

Net income:
  Net income (loss)                           $  60,318       $  40,908       $ 437,624       $  (100,227)

  Amount for per share computation            $  60,318       $  40,908       $ 437,624       $  (100,227)
                                              =========       =========       =========       ===========

  Per share amount                            $    0.04       $    0.03       $    0.32       $     (0.08)
                                              =========       =========       =========       ===========

See accompanying notes to consolidated unaudited statements

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of CTI Industries Corporation (the "Company") on Form 10-QSB for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Howard
W. Schwan, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

      (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ Howard W. Schwan
------------------------
Howard W. Schwan
Chief Executive Officer

                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of CTI Industries Corporation (the "Company") on Form 10-QSB for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Stephen
M. Merrick, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

      (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ Stephen M. Merrick
-----------------------
Stephen M. Merrick
Chief Financial Officer