Form 10QSB
period 2002-09-30
CTI INDUSTRIES CORP
filed 2002-11-13
CIK 1042187

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

      COMMON STOCK, no par value, 1,557,010 outstanding Shares, as of September 30, 2002.

                                   FORM 10-QSB

                           CTI INDUSTRIES CORPORATION

PART I. FINANCIAL INFORMATION AND MANAGEMENT'S DISCUSSION AND ANALYSIS

Item 1. Financial Statements

      The following financial statements of the Registrant are attached to this Form 10-QSB:

            1. Unaudited Condensed Consolidated Balance Sheet as at September 30, 2002

            2. Unaudited Condensed Consolidated Statements of Operations - Three and Nine Month Periods Ended September 30, 2002 and September 30, 2001

            3. Unaudited Condensed Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2002 and September 30, 2001

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Results of Operations

      Net Sales. For the fiscal quarter ended September 30, 2002, net sales were $10,873,000, compared to net sales of $6,808,000 for the three months ended September 30, 2001, an increase of 59.7%. During the quarter ended September 30, 2002, sales of laminated and printed films represented 53.6% of total sales, metalized balloons 33.3% of total sales and latex balloons 11.8% of total sales. For the same period of the prior year, laminated and printed films represented 50.2% of total sales, metalized balloons 30.0% and latex balloons 19.6%. Net sales for the first nine months of fiscal 2002 increased 59.4% to $31,517,000, compared to net sales of $19,765,000 for the nine months ended September 30, 2001. For the nine month period, sales of laminated, specialty and printed films increased from $7,715,000 to $16,309,000, an increase of 111.4% for the period. This increase resulted from an increase in sales principally to two customers, one of which represented 32.7% of the Company's total sales revenue for the nine month period and the other represented 18.4% of total sales revenue for that same period. During the nine month period, sales of metalized balloons also increased by 50% over the same period in the prior year and sales of latex balloons declined by 15% compared to the same period in the prior year. For the nine month period ended September 30, 2002, sales of laminated and printed films represented 51.8% of total sales, metalized balloons represented 33.2% of total sales and latex balloons represented 12.4% of total sales. For the same period in the prior year, laminated and printed films represented 39% of sales, metalized balloons 35.3% of sales and latex balloons 23.1% of sales.

      Cost of Sales. For the fiscal quarter ended September 30, 2002, cost of sales increased to 75.3% of net sales as compared to 71.3% of net sales in the three month period ended September 30, 2001. This increase was the result principally of lower than expected margins in the production and sales of foil and latex balloons. Cost of goods sold was 75.1% of net sales for the first nine months of fiscal 2002, compared to 72.7% for the nine-month period ended September 30, 2001.

      Administrative. For the fiscal quarter ended September 30, 2002, administrative expenses were $1,169,000, or 10.7% of net sales as compared to $857,000, or 12.6% of net sales for the three month period ended September 30, 2001. For the first nine months of fiscal 2002, administrative expenses were $3,253,000, or 10.3% of net sales as compared to $2,422,000, or 12.3% of net sales for the nine month period ended September 30, 2001. The increase in administrative expenses is attributable principally to an increase in personnel needed to support the increase in sales volume.

      Litigation settlements. During the nine month period ended September 30, 2002, the Company incurred total expense of $180,000 in connection with the settlement of two pending litigation matters. In April, 2002, the Company entered into an agreement with a former shareholder under which the Company agreed to purchase 74,513 shares of the Company's common stock from the shareholder and two of the shareholder's children at the price of $3.31 per share and to settle certain pending litigation among the shareholder and the Company without other payment or consideration. Of the total purchase price for the shares, $75,000 has been allocated as expense related to this settlement, and the remaining $171,000 has been recorded as a retirement of shares, thereby increasing the amount reported as treasury stock. On June 28, 2002, the Company entered into a settlement agreement with respect to pending litigation among the Company, Real Fresh, Inc., Packaging Systems, LLC and Honeywell International, Inc. The total amount of expense incurred by the Company during the nine month period ended September 30, 2002 in connection with this matter was $105,000.

      Selling. For the fiscal quarter ended September 30, 2002, selling expenses were $408,000, or 3.8% of net sales, as compared to $492,000, or 7.2% of net sales for the three month period ended September 30, 2001. For the first nine months of fiscal 2002, selling expenses were $1,158,000, or 3.7% of net sales as compared to $1,363,000, or 6.9% of net sales for the nine month period ended September 30, 2001. The decline in selling expense dollars is primarily related to a decrease in commissions and royalty expense, both in total amount and as a percentage of net sales. This decline is the result principally of the relative increase in sales of printed and laminated films for which very little in commissions and no royalties are paid.

      Advertising and Marketing. For the fiscal quarter ended September 30, 2002, advertising and marketing expenses were $459,000, or 4.2% of net sales as compared to $296,000, or 4.3% of net sales in the three month period ended September 30, 2001. For the first nine months of fiscal 2002, advertising and marketing expenses were $1,293,000, or 4.1% of sales as compared to $874,000, or 4.4% of net sales for the nine month period ended September 30, 2001.

      Other Income or Expense. Interest expense decreased to $216,000 for the quarter ended September 30, 2002, as compared to $237,000 as restated for the three month period ended September 30, 2001. Interest expense decreased to $591,000 for the nine months ended September 30, 2002, as compared to $806,000 as restated for the nine month period ended September 30, 2001. The decrease in interest expense for the nine months was due to the Company's refinancing of its debt in the first quarter of 2001, and the applicable floating rate of interest on outstanding borrowings.

      During the three and nine month periods ended September 30, 2002, CTI Mexico incurred expense with respect to currency fluctuation, related to dollar denominated obligations, in the amount of $52,000 and $266,000 respectively. This expense is reflected in the consolidated statement of operations.

      Net Income or Loss. For the fiscal quarter ended September 30, 2002, the Company had income before taxes and minority interest of $419,000 as compared to
(loss) before taxes and minority interest of ($54,000) as restated for the three month period ended September 30, 2001. Income tax expense for the third quarter of fiscal 2002 was $27,000, resulting in net income of $391,000 after minority interest of $1,000. The income tax expense for the three month period ended September 30, 2001 was $2,000, resulting in a net (loss) of ($36,000) after minority interest of ($20,000). For the nine months ended September 30, 2002, net income was $829,000, as compared to a net loss of ($136,000)as restated for the nine month period ended September 30, 2001.

Financial Condition

      Cash Flow Items. Cash flow provided by operations during the nine months ended September 30, 2002 was $1,703,000, which was affected by an increase in accounts payable resulting from increased sales volume. During the nine month period ended September 30, 2001, cash flows used in operations were $853,000, which was affected by an increase in both accounts receivable and inventory resulting from increased sales volume and a decrease in the amount of depreciation expense.

      Investment Activities. During the nine months ended September 30, 2002, cash flow used in investing activities for the purchase of machinery and equipment was $1,095,000. In the nine month period ended September 30, 2001, $682,000 was used in investing activities, primarily for the purchase of machinery and equipment.

      Financing Activities. For the nine months ended September 30, 2002, cash flow used in financing activities was $504,000. The primary use of this cash flow was for a reduction in the line of credit and payments on long term debt. Cash flow provided by financing activities for the nine month period ending September 30, 2001 was $1,248,000, resulting from the net proceeds from new long-term indebtedness (less the payment of prior indebtedness).

      Liquidity and Financial Resources. At September 30, 2002, the Company had a cash balance of $244,000. The Company's current cash management strategy includes maintaining minimal cash balances and utilizing the revolving line of credit and the CapEx loan for liquidity. At September 30, 2002 the Company had utilized $5,077,000 of the revolving line of credit. This credit arrangement has a maximum availability at the end of the current fiscal quarter of $8,074,000 based on a computation of eligible inventory and accounts receivable. The actual availability at September 30, 2002 was $5,181,000 based on the eligibility computation mentioned above. In the current fiscal quarter $1,309,000 was advanced under the CapEx line of credit for the purchase of fixed assets leaving $691,000 available for future purchases. At September 30, 2002, the Company had deficit working capital of ($6,000).

      During April, 2002, the Company repurchased 74,513 shares of its common stock from a shareholder and two of his children at the price of $3.31 per share. The total purchase price of $246,638 has been paid via a note payable requiring eight quarterly installments of $27,705 plus an initial payment totaling $25,000. At September 30, 2002 $108,115 has been paid.

      The Company believes that existing capital resources and cash generated from operations will be sufficient to meet the Company's requirements for at least 12 months.

      Seasonality. In the metalized balloon product line, sales have historically been seasonal, with approximately 22% to 25% of annual sales of metalized balloons being generated in December and January and 11% to 13% of annual metalized sales being generated in September and July in recent years. The sale of latex balloons and laminated film products have not historically been seasonal. As sales of latex balloons and laminated film products have increased in relation to sales of metalized balloons, the effect of this seasonality has been reduced.

      Safe Harbor Provision of the Private Securities Litigation Act of 1995 and Forward Looking Statements. The Company operates in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. The market for metalized and latex balloon products is generally characterized by intense competition, frequent new product introductions and changes in customer tastes which can render existing products unmarketable. The statements contained in
Item 2 (Management's Discussion and Analysis of Financial Condition and Results of Operation) that are not historical facts may be forward-looking statements (as such term is defined in the rules promulgated pursuant to the Securities Exchange Act of 1934) that are subject to a variety of risks and uncertainties more fully described in the Company's filings with the Securities and

Exchange Commission including, without limitation, those described under "Risk Factors" in the Company's Form SB-2 Registration Statement (File No. 333-31969) effective November 5, 1997. The forward-looking statements are based on the beliefs of the Company's management, as well as assumptions made by, and information currently available to the Company's management. Accordingly, these statements are subject to significant risks, uncertainties and contingencies which could cause the Company's actual growth, results, performance and business prospects and opportunities in 2001 and beyond to differ materially from those expressed in, or implied by, any such forward-looking statements. Wherever possible, words such as "anticipate," "plan," "expect," "believe," "estimate," and similar expressions have been used to identify these forward-looking statements, but are not the exclusive means of identifying such statements. These risks, uncertainties and contingencies include, but are not limited to, the Company's limited operating history on which expectations regarding its future performance can be based, competition from, among others, national and regional balloon, packaging and custom film product manufacturers and sellers that have greater financial, technical and marketing resources and distribution capabilities than the Company, the availability of sufficient capital, the maturation and success of the Company's strategy to develop, market and sell its products, risks inherent in conducting international business, risks associated with securing licenses, changes in the Company's product mix and pricing, the effectiveness of the Company's efforts to control operating expenses, general economic and business conditions affecting the Company and its customers in the United States and other countries in which the Company sells and anticipates selling its products and services and the Company's ability to (i) adjust to changes in technology, customer preferences, enhanced competition and new competitors; (ii) protect its intellectual property rights from infringement or misappropriation; (iii) maintain or enhance its relationships with other businesses and vendors; and (iv) attract and retain key employees. There can be no assurance that the Company will be able to identify, develop, market, sell or support new products successfully, that any such new products will gain market acceptance, or that the Company will be able to respond effectively to changes in customer preferences. There can be no assurance that the Company will not encounter technical or other difficulties that could delay introduction of new or updated products in the future. If the Company is unable to introduce new products and respond to industry changes or customer preferences on a timely basis, its business could be materially adversely affected. The Company is not obligate to update or revise these forward-looking statements to reflect new events or circumstances.

Item 3. Controls and Procedures

      (a) Evaluation of disclosure controls and procedures. Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of a date within ninety days before the filing date of this report, have concluded that, as of such date our disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by others within the Company.

      (b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in the Company's internal controls. As a result, no corrective actions were required or undertaken.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

      On September 5, 2002, Byrne Sales Associates, Inc. filed an action against the Company for breach of contract in the Circuit Court of Jefferson County, Wisconsin claiming as damages the amount of $150,805. In the action, the plaintiff alleges that certain products manufactured by the Company to the plaintiff were defective. The Company has not yet filed a responsive pleading in this action. Management of the Company believes the claims in the action are without merit in fact or law and intends vigorously to defend the action.

Item 2. Changes in Securities

On July 1, 2002, (the "Conversion Date"), pursuant to the terms of Section 4, Paragraph 2 (B)(5) of the Company's Articles of Incorporation, all shares of the Company's no par value Class B Common Stock were automatically converted, on a one-for-one basis, into an equal number of shares of the Company's no par value Common Stock. A total of 366,300 shares of the Company's Class B Common Stock were converted into 366,300 shares of the Company's Common Stock on the Conversion Date.

Prior to the Conversion Date, holders of Class B Common Stock, voting separately as a single class, were permitted to elect by majority vote a majority of members of the Company's Board of Directors, while the remaining directors were elected by a majority of the holders of Class B Common Stock and Common Stock voting together as a single class. As a consequence of the conversion, all directors of the Company shall be elected by a majority of the holders of the Company's Common Stock after the Conversion Date.

Item 3. Defaults Upon Senior Securities

        Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

        Not applicable.

Item 5. Other Information

The Certifications of the Chief Executive Officer and the Chief Financial Officer of Registrant Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 are attached as Exhibits to this Report on Form 10-QSB.

On August 29, 2002, the Company entered into an agreement with three shareholders of CTI Mexico, S.A. de C.V. ("CTI Mexico") under which the Company agreed to purchase 1,602,286 shares of stock of CTI Mexico, representing approximately 21.8% of the outstanding shares of CTI Mexico, for the aggregate amount of $150,000, of which $12,500 was paid at the time of closing and the balance is payable in 11 installments of $12,500, without interest. The shares of CTI Mexico purchased in this transaction were immediately transferred to the Company. Prior to this purchase, the Company owned 76% of the outstanding shares of CTI Mexico. The Company now owns 98% of the outstanding capital stock of CTI Mexico.

Item 7. Exhibits and Reports on Form 8-K

        (a)   Exhibits*                                                     No.
                                                                           -----

              Statement re: Computation of Per Share Earnings               11

        (b) The Company has not filed a Current Report on Form 8-K during the quarter covered by this report.

        o Also incorporated by reference the Exhibits filed as part of the SB-2 Registration Statement of the Registrant, effective November 5, 1997, and subsequent periodic filings.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

      Dated: November 13, 2002                  CTI INDUSTRIES CORPORATION


                                                By: /s/ Howard W. Schwan
                                                    ----------------------------
                                                    Howard W. Schwan, President


                                                By: /s/ Stephen M. Merrick
                                                    ----------------------------
                                                    Stephen M. Merrick
                                                    Executive Vice President and
                                                    Chief Financial Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of CTI Industries Corporation (the "Company") on Form 10-QSB for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Stephen M. Merrick, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

      (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


                                            /s/ Stephen M. Merrick
                                            ----------------------
                                            Stephen M. Merrick
                                            Chief Financial Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of CTI Industries Corporation (the "Company") on Form 10-QSB for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Howard W. Schwan, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

      (3) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (4) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


                                           /s/ Howard W. Schwan
                                           --------------------
                                           Howard W. Schwan
                                           Chief Executive Officer

                                 CERTIFICATIONS

      I, Howard W. Schwan, President of CTI Industries Corporation, certify that:

      1. I have reviewed this quarterly report on Form 10-QSB of CTI Industries Corporation.

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002


                                                         /s/ Howard W. Schwan
                                                         --------------------
                                                         Howard W. Schwan
                                                         President

                                 CERTIFICATIONS

      I, Stephen M. Merrick, Executive Vice President and Chief Financial Officer of CTI Industries Corporation, certify that:

      1. I have reviewed this quarterly report on Form 10-QSB of CTI Industries Corporation.

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002


                                                 /s/ Stephen M. Merrick
                                                 -------------------------------
                                                 Stephen M. Merrick
                                                 Executive Vice President and
                                                 Chief Financial Officer

CTI Industries Corporation and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

                                                                      9/30/02
                                                                    ------------
                            ASSETS
Current assets:
  Cash                                                              $    243,677
  Accounts receivable, net                                             5,401,121
  Inventories                                                         10,407,472
  Prepaid expenses and other current assets                              852,171
                                                                    ------------

      Total current assets                                            16,904,441

Property and equipment:
  Machinery and equipment                                             14,550,471
  Building                                                             2,545,654
  Office furniture and equipment                                       1,741,371
  Land                                                                   250,000
  Leasehold improvements                                                 161,885
  Fixtures and equipment at customer locations                         2,232,285
  Projects under construction                                          2,719,048
                                                                    ------------
                                                                      24,200,714
    Less: accumulated depreciation                                   (13,770,837)
                                                                    ------------

      Total property and equipment, net                               10,429,877

Other assets:
  Deferred financing costs, net                                           55,023
  Goodwill associated with acquisition of CTI Mexico, net              1,113,108
  Deferred tax assets                                                    924,743
  Other assets                                                           805,962
                                                                    ------------

      Total other assets                                               2,898,836
                                                                    ------------

TOTAL ASSETS                                                          30,233,154
                                                                    ============

See accompanying notes to consolidated unaudited statements

             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Checks written in excess of bank balance                               555,875
  Accounts payable                                                     8,822,831
  Line of credit                                                       5,077,463
  Notes payable - current portion                                        318,443
  Accrued liabilities                                                  2,135,860
                                                                    ------------

      Total current liabilities                                       16,910,472

Long-term liabilities:
  Other liabilities                                                    1,143,635
  Notes payable                                                        6,142,975
                                                                    ------------

      Total long-term liabilities                                      7,286,610

Minority interest                                                         27,156

Stockholders' equity:
  Common stock - no par value, 5,000,000 shares authorized,
  1,719,576 shares issued, 1,557,009 shares outstanding                1,188,434
  Class B Common stock - no par value, 500,000 shares authorized,
  0 shares issued and outstanding                                              0
  Paid-in-capital                                                      6,457,258
  Warrants issued in connection with subordinated debt                    47,543
  Accumulated deficit                                                   (904,267)
  Accumulated other comprehensive earnings                                23,168
  Less:
      Treasury stock - 199,196 shares                                   (746,764)
      Notes receivable from stockholders                                 (56,456)
                                                                    ------------

      Total stockholders' equity                                       6,008,916
                                                                    ------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                            $ 30,233,154
                                                                    ============

See accompanying notes to consolidated unaudited statements

CTI Industries Corporation and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

                                                               Quarter ended September 30          Year to Date September 30
                                                                 2002             2001             2002                2001
                                                                              (as restated)                       (as restated)
                                                             ------------     -------------     ------------      -------------
Net Sales                                                    $ 10,873,147      $ 6,807,731      $ 31,516,993      $ 19,764,506

Cost of Sales                                                   8,187,960        4,850,569        23,671,322        14,376,770
                                                             ------------      -----------      ------------      ------------

      Gross profit on sales                                     2,685,187        1,957,162         7,845,671         5,387,736

Operating expenses:
  Administrative                                                1,168,651          856,827         3,252,729         2,422,016
  Litigation settlements expense                                       --               --           180,258                --
  Selling                                                         408,221          492,183         1,158,387         1,363,034
  Advertising and marketing                                       458,704          295,809         1,292,915           874,119
                                                             ------------      -----------      ------------      ------------

      Total operating expenses                                  2,035,576        1,644,819         5,884,289         4,659,169
                                                             ------------      -----------      ------------      ------------

Income from operations                                            649,611          312,343         1,961,382           728,567

Other income (expense):
  Interest expense                                               (215,984)        (237,052)         (591,304)         (806,177)
  Interest income                                                     830               --             1,477               742
  Gain (loss) on sale of assets                                      (980)           7,512           (31,743)           22,534
  Foreign currency (loss) gain                                    (51,813)         (69,757)         (265,685)           50,927
  Other                                                            37,575          (66,849)           74,792          (138,539)
                                                             ------------      -----------      ------------      ------------

      Total other income (expense)                               (230,372)        (366,146)         (812,463)         (870,513)
                                                             ------------      -----------      ------------      ------------

Income (loss)  before income taxes and minority interest          419,239          (53,803)        1,148,919          (141,946)

Income tax expense                                                 26,639            2,163           324,849            15,273
                                                             ------------      -----------      ------------      ------------

Income (loss) before minority interest                            392,600          (55,966)          824,070          (157,219)

Minority interest in  income (loss) of subsidiary                   1,180          (20,093)           (4,975)          (21,114)
                                                             ------------      -----------      ------------      ------------

      Net income (loss)                                      $    391,420      $   (35,873)     $    829,045      $   (136,105)
                                                             ============      ===========      ============      ============

Basic income (loss) per common share                         $       0.25      $     (0.03)     $       0.62      $      (0.11)
                                                             ============      ===========      ============      ============

Diluted income (loss) per common share                       $       0.22      $     (0.03)     $       0.55      $      (0.11)
                                                             ============      ===========      ============      ============

Weighted average number of shares and equivalent shares
  of common stock outstanding:
    Basic                                                       1,557,010        1,207,944         1,347,187         1,207,944
                                                             ============      ===========      ============      ============

    Diluted                                                     1,742,259        1,207,944         1,501,246         1,207,944
                                                             ============      ===========      ============      ============

See accompanying notes to consolidated unaudited statements

CTI Industries Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

                                                                   For the Nine Month Period Ended
                                                              September 30, 2002     September 30, 2001
                                                                                        (as restated)
                                                              ----------------------------------------
Cash flows from operating activities:
  Net income (loss)                                               $   829,045            $  (136,105)
  Adjustment to reconcile net loss to cash
      provided by operating activities:
    Depreciation and amortization                                   1,105,700              1,106,493
    Deferred gain on sale/leaseback                                   (22,534)               (22,534)
    Amortization of Debt Discount                                       7,238                 48,218
    Minority interest in loss of subsidiary                            (4,975)                21,114
    Provision for losses on accounts receivable & inventory           225,000                 50,000
    Deferred income taxes                                             283,754                     --
    Change in assets and liabilities:
      Accounts receivable                                            (754,179)            (1,833,704)
      Inventory                                                    (2,198,461)            (1,416,596)
      Other assets                                                   (602,972)               548,803
      Accounts payable and accrued expenses                         2,835,166                781,149
                                                                  ----------------------------------

          Net cash provided by (used in) operating activities       1,702,782               (853,162)

Cash flows from investing activities:
  Purchases of property and equipment                              (1,094,850)              (682,135)
                                                                  ----------------------------------

          Net cash (used in) investing activities                  (1,094,850)              (682,135)

Cash flows from financing activities:
  Checks written in excess of bank balance                            555,875                     --
  Net change in revolving line of credit                             (584,775)             1,469,728
  Proceeds from issuance of long-term debt                                 --              5,296,264
  Repayment of long-term debt                                        (308,320)            (4,577,989)
  Repayment of short-term debt                                             --               (930,000)
  Repayment of subordinated debt                                           --                (10,000)
  Purchase of treasury stock                                         (171,380)                    --
                                                                  ----------------------------------

          Net cash (used in) provided by financing activities        (504,225)             1,248,003

Effect of exchange rate changes on cash                                29,482                131,596
                                                                  ----------------------------------

Net increase (decrease) in cash                                       133,189               (155,698)

Cash and Equivalents at Beginning of Period                           110,488                392,534
                                                                  ----------------------------------

Cash and Equivalents at End of Period                             $   243,677            $   236,836
                                                                  ==================================

Schedule of non-cash financing activities:
   Issuance of stock for subordinated debt                        $   715,000            $        --
                                                                  ==================================

Supplemental non-cash investing and financing activities:
   Long-term debt incurred for the purchase of equipment          $ 1,840,819            $        --
                                                                  ==================================

   Note payable incurred to purchase 21.8% of minority
          interest in CTI Mexico S.A. de C.V                      $   150,000            $        --
                                                                  ==================================

See accompanying notes to consolidated unaudited statements

CTI Industries Corporation and Subsidiaries
Consolidated Earnings per Share
(Unaudited)

                                              Quarter Ended September 30      Year to Date September 30
                                                 2002            2001           2002           2001
                                                            (as restated)                  (as restated)
                                              ---------------------------    ---------------------------
Basic
Average shares outstanding:
  Weighted average number of shares of
    common stock outstanding during the
    period                                    1,557,010       1,207,944      1,347,187         1,207,944
                                              =========       =========      =========       ===========

Net income:
  Net income  (loss)                          $ 391,420       $ (35,873)     $ 829,045       $  (136,105)
                                              =========       =========      =========       ===========

  Amount for per share computation            $ 391,420       $ (35,873)     $ 829,045       $  (136,105)
                                              =========       =========      =========       ===========

  Per share amount                            $    0.25       $   (0.03)     $    0.62       $     (0.11)
                                              =========       =========      =========       ===========

Diluted
Average shares outstanding:
  Weighted average number of shares of
    common stock outstanding during the
    period                                    1,557,010       1,207,944      1,347,187         1,207,944
  Net additional shares assuming stock
    options and warrants exercised and
    proceeds used to purchase treasury
    stock                                       185,249              --        154,059                --
                                              ---------       ---------      ---------       -----------
  Weighted average number of shares and
    equivalent shares of common stock
    outstanding during the period             1,742,259       1,207,944      1,501,246         1,207,944
                                              =========       =========      =========       ===========

Net income:
  Net income (loss)                           $ 391,420       $ (35,873)     $ 829,045       $  (136,105)
                                              =========       =========      =========       ===========

  Amount for per share computation            $ 391,420       $ (35,873)     $ 829,045       $  (136,105)
                                              =========       =========      =========       ===========

  Per share amount                            $    0.22       $   (0.03)     $    0.55       $     (0.11)
                                              =========       =========      =========       ===========

See accompanying notes to consolidated unaudited statements

September 30, 2002

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

Operating results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 2001. As further explained in note 5, the company has restated previously reported results for the three and nine month periods ended September 30, 2001.

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

Note 2 - Line of Credit and Notes Payable

In January 2001, the Company entered into a Loan and Security Agreement with a new lender under which the lender has provided the Company with a credit facility in the amount of $9,500,000, secured by equipment, inventory, receivables, and other assets of the Company. The credit facility included a term loan of $1,426,000, at an interest rate of prime plus 0.75%, and a revolving line of credit at an interest rate of prime plus 0.50%, the amount of which is based on advances of up to 85% of eligible receivables and 40% of the value of the Company's eligible inventory. At September 30, 2002 the Company had utilized $5,077,000 of the revolving line of credit. The actual availability at September 30, 2002 was $5,181,000 based on the eligibility computation mentioned above. The credit facility is secured by substantially all assets of the Company. The term of this credit facility is for a period of three years, which may be extended by either party for an additional year.

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

In third quarter fiscal 2002, additional advances of $1,350,000 were made for the purchase of equipment, increasing the balance under the term loan portion of the facility to $2,944,000.

In May, 2002, the Company entered into a Third Amendment to the Loan and Security Agreement pursuant to which (i) the aggregate amount of the credit facility was increased to $11,500,000 and (ii) the Company was granted a CapEx Line of Credit in the amount of $2,000,000. Under the CapEx Line of Credit, the Company is entitled to receive advances in connection with the purchase of capital equipment at the rate of 70% of the invoice amount of the equipment purchased. The Company has utilized $1,309,000 of the CapEx Line of Credit leaving a balance of $691,000 available. The Company intends to use all or substantially all of the remaining balance of the CapEx Line of Credit in connection with the purchase of capital equipment during the balance of 2002. Outstanding balances under the CapEx Line of Credit will bear interest at the rate of One Percent in excess of the prime rate.

Note 3 - Legal Proceedings

      On September 5, 2002, Byrne Sales Associates, Inc. filed an action against the Company for breach of contract in the Circuit Court of Jefferson County, Wisconsin claiming as damages the amount of $150,805. In the action, the plaintiff alleges that certain products manufactured by the Company to the plaintiff were defective. The Company has not yet filed a responsive pleading in this action. Management of the Company believes that the action is without merit in fact or law and intends vigorously to defend the action.

Note 4 - Comprehensive Income

Total Comprehensive Income was $416,000 and $970,000 for the three and nine months ended September 30, 2002 and was $23,000 and ($128,000) for the three and nine months ended September 30, 2001.

Note 5 - Restatement

The Unaudited Condensed Consolidated Statement of Operations for the Three and Nine Month Periods ended September 30, 2002 and September 30, 2001 incorporate a restatement of the result of operations. The restatement for those periods relates to the amortization of the discount on notes payable resulting from the value assigned to warrants to purchase common stock that were issued during 1999 and 2001 that had not previously been reflected.. The periods affected by these expenses related to outstanding warrants includes November and December, 1999, January 1, 2000 to December 31, 2000, and January 1, 2001 to December 31, 2001. The total amount of expense which management believes was not recorded for those periods was $174,104. The amount of the additional expense for each affected period, and the reduction of income (or increase in loss for each period) arising from these unrecorded expenses would be as follows:

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

The warrant grants that are involved in the incorrectly reported amortization charge include (i) the issuance in November, 1999 of warrants to three individuals to purchase up to an aggregate of 423,579 shares of common stock of the Company at the price of $1.68 per share (the then market price per share) in consideration of such individuals making subordinated loans to the Company in the aggregate amount of $715,000 and (ii) the issuance in July, 2001 of warrants to two individuals to purchase an aggregate of 100,000 shares of common stock of the Company at $1.78 per share, the then market price per share, in consideration of such individuals guaranteeing and securing loans to the Company in the aggregate amount of approximately $1,600,000.

The restatements have not been reviewed or audited for periods ending in 1999, 2000 or 2001.

Note 6 - Inventories, net

Raw material and work in process                    $  2,910,406
Finished goods                                         8,043,763
                                                    ------------
Inventory, Gross                                      10,954,169
Less: Inventory Reserves                                (546,697)
                                                    ------------

Inventories, net                                    $ 10,407,472
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

The Company retained an independent public accounting firm to conduct a study and make a determination whether the goodwill reflected on the Company's financial statements was impaired as of December 31, 2001. On July 31, 2002, the Company received the report and opinion of the outside accounting firm to the effect there was no impairment of the goodwill reflected on the financial statements of the Company as of December 31, 2001. Further, during January and February, 2002, management of the Company prepared forecasts of the operations of its Mexico subsidiary and determined that there was no impairment to the goodwill on the financial statements of the Company.

The gross carrying amount of goodwill as of September 30, 2002 is $1,113,108.

                                      Three months ended September 30         Year to Date September 30
                                          2002               2001              2002                 2001
                                                         (as restated)                         (as restated)
Reported net Income                   $   391,420         $   (35,873)      $   829,045         $  (136,105)
Add back; Goodwill amortization       $        --         $    21,666       $        --         $    64,998
                                                                                                -----------
Adjusted net income                   $   391,420         $   (14,207)      $   829,045         $   (71,107)
                                      ===========         ===========       ===========         ===========

Basic earnings per share
Reported net income                   $      0.25         $     (0.03)      $      0.62         $     (0.11)
add back Goodwill amortization        $        --         $       .02       $        --                0.05
                                                                                                -----------
Adjusted net income                   $      0.25         $     (0.01)      $      0.62         $     (0.06)
                                      ===========         ===========       ===========         ===========

Fully diluted earnings per share:

Reported net income                   $      0.22         $     (0.03)      $      0.55         $     (0.11)
Add back: Goodwill amortization       $        --         $       .02       $        --                0.05
Adjusted net income                   $      0.22         $     (0.01)      $      0.55         $     (0.06)
                                      ===========         ===========       ===========         ===========

Note 8 - Recent Accounting Pronouncements

SFAS No. 143, Accounting for Asset Retirement Obligations, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period it is incurred if a reasonable estimate of fair value can be made. The associated retirement costs are capitalized as a component of the carrying amount of the long-lived asset and allocated to expense over the useful life of the asset. The statement is effective for financial statements issued for fiscal years beginning after September 15, 2002. Management does not believe the adoption of the statement will have a material impact on the Company's consolidated financial statements.

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

Note 9 - Property, Plant and Equipment Agreements

At September 30, 2002, the Company had outstanding purchase agreements for equipment with an aggregate purchase price of $2,911,000, of which approximately $1,370,000 is being currently reflected as projects under construction on the balance sheet. The purchase of the equipment is being funded principally by the CapEx Line of Credit extended by the Company's principal lender.

Note 10 - Geographic Segment Data

The Company's operate primarily in one business segment which designs, manufactures, and distributes balloon products. The Company's operate in foreign and domestic regions. Information about the Company's operations by geographic areas is as follows.

                             Net Sales to External Customers               Long Term Assets
                         For the Nine Months Ended  September 30,          at September 30,
                                 2002                2001               2002                2001
United States                $28,034,000         $16,690,000         $ 7,999,000         $5,867,000
Mexico                         1,991,000           1,737,000           2,422,000          3,006,000
United Kingdom                   669,000             630,000               9,000             15,000
Other                            823,000             708,000                  --                 --
                             ----------------------------------------------------------------------

                             $31,517,000         $19,765,000         $10,430,000         $8,888,000
                             ======================================================================

Note 11 - Concentration of Credit Risk

Concentration of credit risk with respect to trade accounts receivable is generally limited due to the number of entities comprising the Company's customer base. The Company performs ongoing credit evaluations and provides an allowance for potential credit losses against the portion of accounts receivable which is estimated to be un-collectible. Such losses have historically been within management's expectations. For the nine months ended September 30, 2002, the Company had two customers that accounted for approximately 33% ($10,510,000) and 19% ($6,050,000), respectively, of consolidated net sales.

Note 12 - Purchase of Stock of Subsidiary

On August 29, 2002, the Company entered into an agreement with three shareholders of CTI Mexico, S.A. de C.V. ("CTI Mexico") under which the Company agreed to purchase 1,602,286 shares of stock of CTI Mexico, representing approximately 21.8% of the outstanding shares of CTI Mexico, for the aggregate amount of $150,000, of which $12,500 was paid at the time of closing and the balance is payable in 11 installments of $12,500, without interest. The shares of CTI Mexico purchased in this transaction were immediately transferred to the Company. Prior to this purchase, the Company owned 76% of the outstanding shares of CTI Mexico. The Company now owns 98% of the outstanding capital stock of CTI Mexico.