Form 10KSB/A
period 2000-12-31
CTI INDUSTRIES CORP
filed 2003-05-01
CIK 1042187

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

     Transitional Small Business Disclosure Format (check one): [_] Yes   [X] No

THIS FORM 10-KSB/A IS BEING FILED FOR THE PURPOSE OF AMENDING AND RESTATING PARTS OF 10-KSB/A TO REFLECT THE RESTATEMENT OF OUR CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE PERIODS ENDED DECEMBER 31, 1999 AND 2000. THESE REVISIONS RELATE TO SUBORDINATED DEBT ROLLFORWARDS AND THE RECALCULATION OF EXPENSES ASSOCIATED WITH CERTAIN WARRANTS ISSUED BY THE COMPANY. ALL PORTIONS OF THE 10-KSB/A THAT ARE AFFECTED BY THESE REVISIONS HAVE BEEN ADJUSTED ACCORDINGLY. ALL INFORMATION IN THIS 10-KSB/A IS AS OF DECEMBER 31, 2000, AND DOES NOT REFLECT ANY SUBSEQUENT INFORMATION OR EVENTS OTHER THAN THE RESTATEMENT.

PART I

Item No. 1 Description of Business

THIS FORM 10-KSB/A IS BEING FILED FOR THE PURPOSE OF AMENDING AND RESTATING PARTS OF 10-KSB/A TO REFLECT THE RESTATEMENT OF OUR CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE PERIODS ENDED DECEMBER 31, 1999 AND 2000. THESE REVISIONS RELATE TO SUBORDINATED DEBT ROLLFORWARDS AND THE RECALCULATION OF EXPENSES ASSOCIATED WITH CERTAIN WARRANTS ISSUED BY THE COMPANY. ALL PORTIONS OF THE 10-KSB/A THAT ARE AFFECTED BY THESE REVISIONS HAVE BEEN ADJUSTED ACCORDINGLY. ALL INFORMATION IN THIS 10-KSB/A IS AS OF DECEMBER 31, 2000, AND DOES NOT REFLECT ANY SUBSEQUENT INFORMATION OR EVENTS OTHER THAN THE RESTATEMENT.

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

Item No. 6 Management's Discussion and Analysis of Financial Condition and Results of Operations

      On August 19, 2002, we reported that we had discovered accounting inaccuracies in certain prior period financial statements requiring restatement of the financial statements for those periods. This statement involved inaccuracies related to the recording of expenses associated with the issuance of certain warrants by the Company. We are restating our statements of operations, cash flows, and stockholders' equity for the year ended December 31, 2000, for the two months ended December 31, 1999 and for the interim periods ended March 31, June 30 and September 30 of 2001 and 2002, and the balance sheets as of December 31, 2000 and 1999.

      We have determined that in 1999 and 2000, the Company did not record the proper amount of expense associated with the issuance of warrants by the Company in connection with the issuance of certain subordinated debt by the Company. Based upon the fair value of the warrants at the time of issuance, a debt discount was to be recorded in the amount of such warrant value with respect to the subordinated debt with which the warrants were associated. This discount was to be amortized and expensed over the term of the debt. The total amount of this debt discount related to the warrants was $351,978 and was to be recorded over the period from November, 1999 through September 30, 2002. From November 1999 through December 31, 2000 no amounts were recorded as amortization expense.

      We have determined that the amount of such expense should have been recorded in the following periods for the following amounts:

      Two Months Ended December 31, 1999        $42,556
      Quarter Ended March 31, 2000              $45,523
      Quarter Ended June 30, 2000               $45,523
      Quarter Ended September 30, 2000          $45,523
      Quarter Ended December 31, 2000           $45,523

      The restated financial statements in this Report incorporate the proper entries for these expenses and all necessary adjustments have been made to the statement of operations, cash flows, stockholders' equity and balance sheet in the financial statements.

General

     The following table sets forth selected financial data of the Company for the years ended October 31, 1998 and 1999, the two months ended December 31, 1999, and the year ended December 31, 2000 (in thousands, except per share data):


                                                                                                 Two months
                                                             Year ended        Year ended           ended          Year ended
                                                             October 31,       October 31,       December 31,      December 31,
                                                                 1998              1999              1999             2000
                                                                                                 As Restated       As Restated
                                                            -------------------------------------------------------------------
Consolidated Statement of Operations Data:

Net sales                                                    $    19,953       $    18,717       $     3,906       $    22,978
Cost of sales                                                     12,707            13,781             2,676            16,375
                                                            ------------------------------------------------------------------
Gross profit                                                       7,246             4,936             1,230             6,603

Operating Expenses:
  General and administrative                                       2,353             2,350               645             3,584
  Selling                                                          2,587             2,448               343             1,840
  Advertising                                                      1,805             1,504               225               966
                                                            ------------------------------------------------------------------

Total operating expenses                                           6,745             6,302             1,213             6,390
                                                            ------------------------------------------------------------------

Operating income (loss)                                              501            (1,366)               17               213

Other income (expense)                                              (319)             (796)             (234)           (1,252)
                                                            ------------------------------------------------------------------

Income (loss) before income taxes and minority interest              182            (2,162)             (217)           (1,039)

Income tax benefit (expense)                                         (60)              380                (5)             (107)
                                                            ------------------------------------------------------------------

Income (loss) before minority interest                               122            (1,782)             (222)           (1,146)

Minority interest in profit (loss) of subsidiary                      --                --               (11)              (87)
                                                            ------------------------------------------------------------------

Net income (loss)                                            $       122       $    (1,782)      $      (211)      $    (1,059)
                                                            ==================================================================

Net income (loss) applicable to common shares                $       122       $    (1,782)      $      (211)      $    (1,059)
                                                            ==================================================================

Net income (loss) per share:

  Basic                                                      $      0.10       $     (1.40)      $     (0.17)      $     (0.88)
                                                            ==================================================================
  Diluted                                                    $      0.09       $     (1.40)      $     (0.17)      $     (0.88)
                                                            ==================================================================

Weighted average number of common and common equivalent shares outstanding:

  Basic                                                        1,266,003         1,269,984         1,222,549         1,207,944
                                                            ==================================================================
  Diluted                                                      1,373,789         1,269,984         1,222,549         1,207,944
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

     Other Income and Expense. Interest income for fiscal 2000 was $14,000, compared to $92,000 in the fiscal year ended October 31, 1999. The decrease was due to a smaller amount of funds held for investment purposes. For fiscal 2000, interest expense was $1,281,000, as compared to $942,000 for the fiscal year ended October 31, 1999. The increase was primarily due to the consolidation of CTI Mexico, whose interest expense totaled $130,000 for the year ended December 31, 2000 and the amortization of debt discount of $182,000.

     Net Income or Loss. For the fiscal year ended December 31, 2000, the Company had a loss before taxes and minority interest of $1,039,000, as compared to a loss before taxes of $2,162,000 for the fiscal year ended October 31, 1999. The net loss for fiscal 2000 was $1,059,000, as compared to a net loss of $1,782,000 for the year ended October 31, 1999.

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

     Other Income or Expense. Interest expense increased to $273,000 for the two months ended December 31, 1999, as compared to $148,000 for the two months ended December 31, 1998. The increase was primarily due to the consolidation of CTI Mexico, whose interest expense totalled $80,000 for the two month period in 1999. During the two months ended December 31, 1999, the Company sold its building located next to its headquarters in Barrington, Illinois, and entered into an agreement to lease back the facility. The building is owned by an entity in which officers/shareholders of the Company have a controlling interest. The gain realized on the sale was deferred and is being recognized into income over the 10 year lease term.

     Net Income or Loss. For the two months ended December 31, 1999, the Company had a loss before taxes and minority interest of $218,000, as compared to a loss before taxes of $30,000 for the same two month period in 1998. The provision for income taxes for the two month period ended December 31, 1999 was $5,000, resulting in a net loss of $211,000. The tax benefit for the two month period ended December 31, 1998 was $18,000, resulting in a net loss of $12,000.

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

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized on April 30, 2003.

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

Signatures                      Title                                    Date

/s/ Howard W. Schwan            President and Director            April 30, 2003
------------------------
Howard W. Schwan

/s/ John H. Schwan              Chairman and Director             April 30, 2003
------------------------
John H. Schwan

/s/ Stephen M. Merrick          Executive Vice President,         April 30, 2003
------------------------        Secretary, Chief Financial
Stephen M. Merrick              Officer and Director

/s/ Stanley M. Brown            Director                          April 30, 2003
------------------------
Stanley M. Brown

/s/ Bret Tayne                  Director                          April 30, 2003
------------------------
Bret Tayne

                                 CERTIFICATIONS

      I, Howard W. Schwan, Chief Executive Officer of CTI Industries Corporation, certify that:

      1. I have reviewed this annual report on Form 10-KSB of CTI Industries Corporation;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 30, 2003

                                        CTI INDUSTRIES CORPORATION


                                        By: /s/ Howard W. Schwan
                                            ---------------------------------
                                            Howard W. Schwan, Chief Executive
                                            Officer

                                 CERTIFICATIONS

      I, Stephen M. Merrick, Chief Financial Officer of CTI Industries Corporation, certify that:

      1. I have reviewed this annual report on Form 10-KSB/A of CTI Industries Corporation;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 30, 2003

                                        CTI INDUSTRIES CORPORATION


                                        By: /s/ Stephen M. Merrick
                                            -----------------------------------
                                            Stephen M. Merrick, Chief Financial
                                            Officer

                               SARBANES-OXLEY ACT
                            SECTION 906 CERTIFICATION

      I certify that the periodic report on Form 10-KSB/A containing the financial statements fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o (d)) and that information contained in the periodic report on Form 10-KSB fairly presents, in all material respects, the financial condition and results of operations of the issuer.

                                        CTI INDUSTRIES CORPORATION


                                        By:       /s/ Howard W. Schwan
                                            -------------------------------
                                            Howard W. Schwan,
                                            Chief Executive Officer

                               SARBANES-OXLEY ACT
                            SECTION 906 CERTIFICATION

      I certify that the periodic report on Form 10-KSB/A containing the financial statements fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o (d)) and that information contained in the periodic report on Form 10-KSB fairly presents, in all material respects, the financial condition and results of operations of the issuer.

                                 CTI INDUSTRIES CORPORATION


                                 By:            /s/ Stephen M. Merrick
                                     -------------------------------------------
                                     Stephen M. Merrick, Chief Financial Officer

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

As indicated in Note 3 to these accompanying consolidated financial statements, the Company has restated its consolidated financial statements for the two months ended December 31, 1999 and for the year ended December 31, 2000.


GRANT THORNTON LLP
March 2, 2001, except as to Note 3,
which is as of April 15, 2003.

CTI Industries Corporation and Subsidiaries
Consolidated Balance Sheets


                                                                                 December 31
                                                                         ----------------------------
                                                                             1999            2000
                                                                         As Restated     As Restated
                                                                          See Note 3      See Note 3
                                                                         ------------    ------------
                                ASSETS

Current assets:
  Cash                                                                   $    130,103    $    392,534
  Accounts receivable  (less allowance for doubtful accounts of
    $336,078 and $312,572 at December 31, 1999 and 2000, respectively)      4,179,265       2,573,577
  Inventories                                                               6,521,488       7,060,996
  Deferred tax assets                                                         208,926          65,700
  Other                                                                       682,187         659,371
                                                                         ------------    ------------
      Total current assets                                                 11,721,969      10,752,178

Property and equipment:
  Machinery and equipment                                                  12,862,936      13,472,187
  Building                                                                  2,363,744       2,370,644
  Office furniture and equipment                                            1,650,737       1,652,823
  Land                                                                        250,000         250,000
  Leasehold improvements                                                      161,885         161,885
  Fixtures and equipment at customer locations                              2,031,919       2,202,743
  Projects under construction                                                 557,892         405,748
                                                                         ------------    ------------
                                                                           19,879,113      20,516,030
    Less :  accumulated depreciation                                       (9,698,350)    (11,342,792)
                                                                         ------------    ------------

      Total property and equipment, net                                    10,180,763       9,173,238

Other assets:
  Deferred financing costs, net                                                26,629          11,412
  Goodwill associated with acquisition of CTI Mexico, net                   1,203,185       1,199,771
  Deferred tax assets                                                         691,298         812,591
  Other assets                                                                283,682         269,600
                                                                         ------------    ------------

      Total other assets                                                    2,204,794       2,293,374
                                                                         ------------    ------------

TOTAL ASSETS                                                             $ 24,107,526    $ 22,218,790
                                                                         ============    ============

See accompanying notes

CTI Industries Corporation and Subsidiaries
Consolidated Balance Sheets


                                                                                 December 31
                                                                         ----------------------------
                                                                             1999            2000
                                                                         As Restated     As Restated
                                                                          See Note 3      See Note 3
                                                                         ------------    ------------
                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                       $  4,957,791    $  5,045,773
  Line of credit                                                            3,849,203       3,609,541
  Notes payable - current portion                                           1,327,056       4,176,934
  Accrued liabilities                                                       2,805,113       1,781,985
                                                                         ------------    ------------
      Total current liabilities                                            12,939,163      14,614,233

Long-term liabilities:
  Other liabilities                                                           327,961         802,596
  Notes payable                                                             4,206,366       1,301,022
  Subordinated debt                                                           530,578         597,670
                                                                         ------------    ------------
      Total long-term liabilities                                           5,064,905       2,701,288

Redeemable common stock                                                       413,406              --
Minority interest                                                             351,926         238,787

Stockholders' equity:
  Common stock  - $.195 par value, 5,000,000 shares authorized,
    966,327 shares issued, 841,644 shares outstanding                         188,434         188,434
  Class B Common stock  - $2.73 par value, 500,000 shares
    authorized, 366,300 shares issued and outstanding                       1,000,000       1,000,000
  Paid-in-capital                                                           5,554,332       5,554,332
  Warrants issued in connection with subordinated debt                        351,978         351,978
  Accumulated deficit                                                        (692,425)     (1,751,478)
  Accumulated other comprehensive earnings                                    (14,247)        (42,244)
    Less:
      Treasury stock-124,683 shares                                          (575,384)       (575,384)
      Redeemable common stock                                                (413,406)             --
      Stock subscription receivable                                            (4,700)         (4,702)
      Notes receivable from stockholders                                      (56,456)        (56,456)
                                                                         ------------    ------------

      Total stockholders' equity                                            5,338,126       4,664,482
                                                                         ------------    ------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                 $ 24,107,526    $ 22,218,790
                                                                         ============    ============


See accompanying notes

CTI Industries Corporation and Subsidiaries
Consolidated Statements of Operations


                                                                                      Two months
                                                                    Year Ended          Ended            Year Ended
                                                                    October 31        December 31        December 31
                                                                       1999              1999               2000
                                                                                      As Restated       As Restated
                                                                                       See Note 3        See Note 3
                                                                   ------------       -----------       ------------
Net Sales                                                          $ 18,717,119       $ 3,905,896       $ 22,978,117

Cost of Sales                                                        13,781,107         2,676,110         16,374,720
                                                                   ------------       -----------       ------------

  Gross profit on sales                                               4,936,012         1,229,786          6,603,397

Operating expenses:
  Administrative                                                      2,349,531           645,592          3,584,516
  Selling                                                             2,448,276           342,957          1,839,906
  Advertising and marketing                                           1,503,819           224,663            965,981
                                                                   ------------       -----------       ------------

      Total operating expenses                                        6,301,626         1,213,212          6,390,403
                                                                   ------------       -----------       ------------

Income (loss) from operations                                        (1,365,614)           16,574            212,994

Other income (expense):
  Interest expense                                                     (942,301)         (273,161)        (1,281,287)
  Interest income                                                        91,899             5,448             14,238
  Gain on sale of assets                                                    366             5,008             30,046
  Other                                                                  54,129            28,466            (14,977)
                                                                   ------------       -----------       ------------

      Total other income (expense)                                     (795,907)         (234,239)        (1,251,980)
                                                                   ------------       -----------       ------------

Loss before income taxes and minority interest                       (2,161,521)         (217,665)        (1,038,986)

Income tax expense (benefit)                                           (379,251)            5,383            106,910
                                                                   ------------       -----------       ------------

Loss before minority interest                                        (1,782,270)         (223,048)        (1,145,896)

Minority interest in profit (loss) of subsidiary                           --             (11,759)           (86,843)
                                                                   ------------       -----------       ------------

      Net loss                                                     $ (1,782,270)      $  (211,289)      $ (1,059,053)
                                                                   ============       ===========       ============

Income (loss) applicable to common shares                          $ (1,782,270)      $  (211,289)      $ (1,059,053)
                                                                   ============       ===========       ============

Basic income (loss) per common and common equivalent shares        $      (1.40)      $     (0.17)      $      (0.88)
                                                                   ============       ===========       ============

Diluted income (loss) per common and common equivalent shares      $      (1.40)      $     (0.17)      $      (0.88)
                                                                   ============       ===========       ============

Weighted average number of shares and equivalent shares of common stock outstanding:

    Basic                                                             1,269,984         1,222,549          1,207,944
                                                                   ============       ===========       ============

    Diluted                                                           1,269,984         1,222,549          1,207,944
                                                                   ============       ===========       ============

See accompanying notes

CTI Industries Corporation and Subsidiaries
Consolidated Statements of Stockholders' Equity


                                                                                                        Warrants
                                                                                                       issued in

                                      Common Stock             Class B Common Stock                  connection with
                                -----------------------       -----------------------      Paid-in     subordinated      Retained
                                 Shares        Amount          Shares        Amount        Capital         debt           Deficit
                                                                                                       As Restated      As Restated
                                -------     -----------       -------     -----------    -----------  -------------     -----------
Balance, October 31, 1998       966,327     $   188,434       366,300     $ 1,000,000    $ 5,554,332    $        --    $ 1,301,134

Acquisition of treasury
  stock on open market

Net loss                                                                                                                (1,782,270)

Other comprehensive income
  Foreign currency translation

Total comprehensive loss

                                ----------------------------------------------------------------------------------------------------

Balance, October 31, 1999       966,327     $   188,434       366,300     $ 1,000,000    $ 5,554,332    $        --    $  (481,136)

Acquisition of treasury
  stock on open market

Warrants Issued in connection
  with subordinated debt                                                                                $   351,978

Net loss                                                                                                               $  (211,289)

Other comprehensive income
  Foreign currency translation

Total comprehensive loss

                                ----------------------------------------------------------------------------------------------------

Balance, December 31, 1999      966,327     $   188,434       366,300     $ 1,000,000    $ 5,554,332    $   351,978    $  (692,425)

Expiration of stock
  redemption period

Net loss                                                                                                               $(1,059,053)

Other comprehensive income
  Foreign currency translation

Total comprehensive loss

                                ----------------------------------------------------------------------------------------------------
Balance, December 31, 2000      966,327     $   188,434       366,300     $ 1,000,000    $ 5,554,332    $   351,978    $(1,751,478)
                                ====================================================================================================


                                                                                Less

                                Accumulated       -------------------------------------------------------------------
                                   Other              Treasury Stock
                               Comprehensive      ---------------------    Redeemable        Stock      Notes Recvble
                                  Earnings        Shares       Amount     Common Stock    Sub Recvble    Shareholders      TOTAL
                                -----------       ------    -----------    -----------    -----------    ------------   -----------
Balance, October 31, 1998       $    26,377       54,383    $  (407,294)   $  (413,406)   $    (4,700)   $   (56,456)   $ 7,188,421

Acquisition of treasury

  stock on open market                            41,000       (105,827)                                                $  (105,827)

Net loss                                                                                                                $(1,782,270)

Other comprehensive income

  Foreign currency translation      (11,829)                                                                            $   (11,829)
                                                                                                                        -----------
Total comprehensive loss                                                                                                $(1,794,099)
                                ----------------------------------------------------------------------------------------------------

Balance, October 31, 1999       $    14,548       95,383    $  (513,121)   $  (413,406)   $    (4,700)   $   (56,456)   $ 5,288,495

Acquisition of treasury

  stock on open market                            29,300    $   (62,263)                                                $   (62,263)

Warrants Issued in Connection
  with Subordinated Debt                                                                                                $   351,978

Net loss                                                                                                                $  (211,289)

Other comprehensive income

  Foreign currency translation  $   (28,795)                                                                            $   (28,795)
                                                                                                                        -----------
Total comprehensive loss                                                                                                $  (240,084)
                                ----------------------------------------------------------------------------------------------------

Balance, December 31, 1999      $   (14,247)     124,683    $  (575,384)   $  (413,406)   $    (4,700)   $   (56,456)   $ 5,338,126

Expiration of stock

  redemption period                                                        $   413,406                                  $   413,406

Net loss                                                                                                                $(1,059,053)

Other comprehensive income

  Foreign currency translation  $   (27,997)                                                                            $   (27,997)
                                                                                                                        -----------
Total comprehensive loss                                                                                                $(1,087,050)
                                ----------------------------------------------------------------------------------------------------
Balance, December 31, 2000      $   (42,244)     124,683    $  (575,384)   $        --    $    (4,700)   $   (56,456)   $ 4,664,482
                                ===================================================================================================-

See accompanying notes

CTI Industries Corporation and Subsidiaries
Consolidated Statements of Cash Flows


                                                                                 Two months
                                                                  Year Ended       Ended         Year Ended
                                                                  October 31     December 31     December 31
                                                                    1999            1999            2000
                                                                                 As Restated     As Restated
                                                                                  See Note 3      See Note 3
                                                                 -----------     -----------     -----------
Cash flows from operating activities:
  Net loss                                                       $(1,782,270)    $  (211,289)    $(1,059,053)
  Adjustment to reconcile net loss to cash (used in)
      provided by operating activities:
    Depreciation and amortization                                  1,381,663         264,616       1,751,318
    Amortization of Debt Discount                                       --            42,556         182,093
    Equity in loss of subsidiary and joint venture                   115,360            --
    Minority interest in loss of subsidiary                             --           (11,759)        (86,843)
    Gain on sale of fixed assets                                        --            (5,008)        (30,046)
    Provision for losses on accounts receivable & inventory          332,988          32,760         317,856
    Deferred income taxes                                           (407,000)           --            21,933
    Change in assets and liabilities:
      Accounts receivable                                           (114,240)       (319,898)      1,455,886
      Inventory                                                    2,199,461        (732,686)       (707,564)
      Other assets                                                   403,418        (577,567)         31,906
      Accounts payable and accrued expenses                           62,630       1,166,550        (430,466)
                                                                 -----------     -----------     -----------

          Net cash provided by (used in) operating activities      2,192,010        (351,725)      1,447,020

Cash flows from investing activities:

  Proceeds from sale of property and equipment                          --         1,841,984            --
  Purchases of property and equipment                             (2,052,777)       (133,490)       (636,917)
  Investment in and advances to CTI Mexico                           (45,515)           --              --
  Acquisition of CTF International                                   (74,024)           --              --
  Cash acquired in acquisition of CTI Mexico                            --            54,029            --
  Purchase additional interest in CTI Mexico                            --              --          (109,547)
                                                                 -----------     -----------     -----------

          Net cash provided by (used in) investing activities     (2,172,316)      1,762,523        (746,464)

Cash flows from financing activities:

  Net change in revolving line of credit                            (604,223)        275,180        (239,662)
  Proceeds from issuance of long-term debt                         1,202,281            --              --
  Proceeds from issuance of short-term debt                          570,000            --         1,470,000
  Repayment of long-term debt                                       (778,597)     (1,396,649)       (970,493)
  Repayment of short-term debt                                      (190,000)       (380,000)       (554,973)
  Repayment of subordinated debt                                        --           (25,000)       (115,000)
  Purchase of treasury stock                                        (105,827)        (62,263)           --
                                                                 -----------     -----------     -----------

          Net cash provided by (used in) financing activities         93,634      (1,588,732)       (410,128)

Effect of exchange rate changes on cash                              (11,829)        (28,795)        (27,997)
                                                                 -----------     -----------     -----------

Net increase (decrease) in cash                                      101,499        (206,729)        262,431

Cash and Equivalents at Beginning of Period                          235,333         336,832         130,103
                                                                 -----------     -----------     -----------

Cash and Equivalents at End of Period                            $   336,832     $   130,103     $   392,534
                                                                 ===========     ===========     ===========

Supplemental disclosures:
  Cash paid for interest                                         $   905,218     $   184,377     $ 1,079,548

  Cash paid for income taxes                                     $      --       $      --       $      --

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

CTI Industries Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

3.   Restatement

      On August 19, 2002, we reported that we had discovered accounting inaccuracies in certain prior period financial statements requiring restatement of the financial statements for those periods. This statement involved inaccuracies related to the recording of expenses associated with the issuance of certain warrants by the Company. We are restating our statements of operations, cash flows, and stockholders' equity for the year ended December 31, 2000, and for the two months ended December 31, 1999 for the interim periods ended March 31, June 30 and September 30 of 2000 and the balance sheets as of December 31, 2000 and 1999.

      We have determined that in 1999 and 2000, the Company did not record the proper amount of expense associated with the issuance of warrants by the Company in connection with the issuance of certain subordinated debt by the Company. Based upon the fair value of the warrants at the time of issuance, a debt discount was to be recorded in the amount of such warrant value with respect to the subordinated debt with which the warrants were associated. This discount was to be amortized and expensed over the term of the debt. The total amount of this debt discount related to the warrants was $351,978 and was to be recorded over the period from November, 1999 through September 30, 2002. From November 1999 through December 31, 2000, no amounts were recorded as amortization expense.

      We have determined that the amount of such expense should have been recorded in the following periods for the following amounts:

      Two Months Ended December 31, 1999        $42,556
      Quarter Ended March 31, 2000              $45,523
      Quarter Ended June 30, 2000               $45,523
      Quarter Ended September 30, 2000          $45,523
      Quarter Ended December 31, 2000           $45,523

      The restated financial statements in this Report incorporate the proper entries for these expenses and all necessary adjustments have been made to the statement of operations, cash flows, stockholders' equity and balance sheet in the financial statements.

CTI Industries Corporation and Subsidiaries
Restated Balance Sheet @ 12/31/99

                                                                           Unadjusted                               Restated
                                                                           Year Ended                              Year Ended
                                                                        December 31, 1999      Adjustments     December 31, 1999
                                                                        -----------------      -----------     -----------------
                          ASSETS
Current assets:
  Cash                                                                     $    130,103                               130,103
  Accounts receivable                                                         4,179,265                             4,179,265
  Inventories                                                                 6,521,488                             6,521,488
  Deferred tax assets                                                           208,926                               208,926
  Other                                                                         682,187                               682,187
                                                                           ------------                           -----------

      Total current assets                                                   11,721,969                            11,721,969

Property and equipment:
  Machinery and equipment                                                    12,862,936                            12,862,936
  Building                                                                    2,363,744                             2,363,744
  Office furniture and equipment                                              1,650,737                             1,650,737
  Land                                                                          250,000                               250,000
  Leasehold improvements                                                        161,885                               161,885
  Fixtures and equipment at customer locations                                2,031,919                             2,031,919
  Projects under construction                                                   557,892                               557,892
                                                                           ------------                           -----------
                                                                             19,879,113                            19,879,113
    Less: accumulated depreciation                                           (9,698,350)                           (9,698,350)
                                                                           ------------                           -----------

      Total property and equipment, net                                      10,180,763                            10,180,763

Other assets:
  Deferred financing costs, net                                                  26,629                                26,629
  Goodwill associated with acquisition of CTI Mexico, net                     1,203,185                             1,203,185
  Deferred tax assets                                                           691,298                               691,298
  Other assets                                                                  283,682                               283,682
                                                                           ------------                           -----------

      Total other assets                                                      2,204,794                             2,204,794
                                                                           ------------                           -----------

TOTAL ASSETS                                                               $ 24,107,526                            24,107,526
                                                                           ============                           ===========

See accompanying notes

           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                         $  4,957,791                             4,957,791
  Line of credit                                                              3,849,203                             3,849,203
  Notes payable - current portion                                             1,327,056                             1,327,056
  Accrued liabilities                                                         2,805,113                             2,805,114
                                                                           ------------                           -----------

      Total current liabilities                                              12,939,163                            12,939,164

Long-term liabilities:
  Other liabilities                                                             327,961                               327,961
  Notes payable                                                               4,206,366                             4,206,366
  Subordinated debt                                                             840,000      (309,422)                530,578
                                                                           ------------                           -----------

      Total long-term liabilities                                             5,374,327                             5,064,905

Redeemable common stock                                                         413,406                               413,406
Minority interest                                                               351,926                               351,926

Stockholders' equity:
  Common stock - $.195 par value, 5,000,000 shares authorized,
    966,327 shares issued, 841,644 shares outstanding                           188,434                               188,434
  Class B Common stock - $2.73 par value, 500,000 shares
    authorized, 366,300 shares issued and outstanding                         1,000,000                             1,000,000
  Paid-in-capital                                                             5,554,332                             5,554,332
  Warrants issued in connection with subordinated debt                               --       351,978                 351,978
  Accumulated deficit                                                          (649,869)      (42,556)               (692,425)
  Accumulated other comprehensive earnings                                      (14,247)                              (14,247)
    Less:
      Treasury stock - 124,683 shares                                          (575,384)                             (575,384)
      Redeemable common stock                                                  (413,406)                             (413,406)
      Stock subscription receivable                                              (4,700)                               (4,700)
      Notes receivable from stockholders                                        (56,456)                              (56,456)
                                                                           ------------                           -----------

      Total stockholders' equity                                              5,028,704                             5,338,126
                                                                           ------------                           -----------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                   $ 24,107,526                            24,107,526
                                                                           ============                           ===========

See accompanying notes

CTI Industries Corporation and Subsidiaries
Restated Income Statement @ 12/31/99

                                                                       Two Months Ended                             Restated
                                                                       December 31, 1999      Adjustments       December 31, 1999
                                                                       -----------------      -----------       -----------------
Net Sales                                                                 $ 3,905,896                               3,905,896

Cost of Sales                                                               2,676,110                               2,676,110
                                                                          -----------                              ----------

      Gross profit on sales                                                 1,229,786                               1,229,786

Operating expenses:
  Administrative                                                              645,592                                 645,592
  Selling                                                                     342,957                                 342,957
  Advertising and marketing                                                   224,663                                 224,663
                                                                          -----------                              ----------

      Total operating expenses                                              1,213,212                               1,213,212
                                                                          -----------                              ----------

Income (loss) from operations                                                  16,574                                  16,574

Other income (expense):
  Interest expense                                                           (230,605)          (42,556)             (273,161)
  Interest income                                                               5,448                                   5,448
  Gain on sale of assets                                                        5,008                                   5,008
  Other                                                                        28,466                                  28,466
                                                                          -----------                              ----------

      Total other income (expense)                                           (191,683)                               (234,239)
                                                                          -----------                              ----------

Loss before income taxes and minority interest                               (175,109)                               (217,665)

Income tax expense (benefit)                                                    5,383                                   5,383
                                                                          -----------                              ----------

Loss before minority interest                                                (180,492)                               (223,048)

Minority interest in profit (loss) of subsidiary                              (11,759)                                (11,759)
                                                                          -----------                              ----------

      Net loss                                                            $  (168,733)                               (211,289)
                                                                          ===========                              ==========

Income (loss) applicable to common shares                                 $  (168,733)                               (211,289)
                                                                          ===========                              ==========

Basic income (loss) per common and common equivalent shares               $     (0.14)                                  (0.17)
                                                                          ===========                              ==========

Diluted income (loss) per common and common equivalent shares             $     (0.14)                                  (0.17)
                                                                          ===========                              ==========

Weighted average number of shares and equivalent shares
  of common stock outstanding:
    Basic                                                                   1,222,549                               1,222,549
                                                                          ===========                              ==========

    Diluted                                                                 1,222,549                               1,222,549
                                                                          ===========                              ==========

See accompanying notes

CTI Industries Corporation and Subsidiaries
Restated Balance Sheet @ 12/31/00

                                                                                  Unadjusted                           Restated
                                                                                  Year Ended                          Year Ended
                                                                               December 31, 2000     Adjustments         2000
                                                                               -----------------     -----------      ----------
                            ASSETS
Current assets:
  Cash                                                                            $    392,534                            392,534
  Accounts receivable                                                                2,573,577                          2,573,577
  Inventories                                                                        7,060,996                          7,060,996
  Deferred tax assets                                                                   65,700                             65,700
  Other                                                                                659,371                            659,371
                                                                                  ------------                        -----------

      Total current assets                                                          10,752,178                         10,752,178

Property and equipment:
  Machinery and equipment                                                           13,472,187                         13,472,187
  Building                                                                           2,370,644                          2,370,644
  Office furniture and equipment                                                     1,652,823                          1,652,823
  Land                                                                                 250,000                            250,000
  Leasehold improvements                                                               161,885                            161,885
  Fixtures and equipment at customer locations                                       2,202,743                          2,202,743
  Projects under construction                                                          405,748                            405,748
                                                                                  ------------                        -----------
                                                                                    20,516,030                         20,516,030
    Less: accumulated depreciation                                                 (11,342,792)                       (11,342,792)
                                                                                  ------------                        -----------

      Total property and equipment, net                                              9,173,238                          9,173,238

Other assets:
  Deferred financing costs, net                                                         11,412                             11,412
  Goodwill associated with acquisition of CTI Mexico, net                            1,199,771                          1,199,771
  Deferred tax assets                                                                  812,591                            812,591
  Other assets                                                                         269,600                            269,600
                                                                                  ------------                        -----------

      Total other assets                                                             2,293,374                          2,293,374
                                                                                  ------------                        -----------

TOTAL ASSETS                                                                      $ 22,218,790                         22,218,790
                                                                                  ============                        ===========

See accompanying notes

             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                                $  5,045,773                          5,045,773
  Line of credit                                                                     3,609,541                          3,609,541
  Notes payable - current portion                                                    4,176,934                          4,176,934
  Accrued liabilities                                                                1,781,984                          1,781,984
                                                                                  ------------                        -----------

      Total current liabilities                                                     14,614,232                         14,614,232

Long-term liabilities:
  Other liabilities                                                                    802,596                            802,596
  Notes payable                                                                      1,301,022                          1,301,022
  Subordinated debt                                                                    496,640         101,030            597,670
                                                                                  ------------                        -----------

      Total long-term liabilities                                                    2,600,258                          2,701,288

Redeemable common stock                                                                     --
Minority interest                                                                      238,787                            238,787

Stockholders' equity:
  Common stock - $.195 par value, 5,000,000 shares authorized,
    966,327 shares issued, 841,644 shares outstanding                                  188,434                            188,434
  Class B Common stock - $2.73 par value, 500,000 shares
    authorized, 366,300 shares issued and outstanding                                1,000,000                          1,000,000
  Paid-in-capital                                                                    5,554,332                          5,554,332
  Warrants issued in connection with subordinated debt                                 228,360         123,618            351,978
  Accumulated deficit                                                               (1,526,829)       (224,649)        (1,751,478)
  Accumulated other comprehensive earnings                                             (42,244)                           (42,244)
    Less:
      Treasury stock - 124,683 shares                                                 (575,384)                          (575,384)
      Redeemable common stock                                                               --                                  0
      Stock subscription receivable                                                     (4,700)                            (4,700)
      Notes receivable from stockholders                                               (56,456)                           (56,456)
                                                                                  ------------                        -----------

      Total stockholders' equity                                                     4,765,513                          4,664,482
                                                                                  ------------                        -----------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                          $ 22,218,790                         22,218,790
                                                                                  ============                        ===========

See accompanying notes

CTI Industries Corporation and Subsidiaries
Restated Income Statement @ 12/31/00

                                                                         Year Ended                              Restated
                                                                     December 31, 2000     Adjustments      December 31, 2000
                                                                     -----------------     -----------      -----------------
Net Sales                                                                $ 22,978,117                           22,978,117

Cost of Sales                                                              16,374,720                           16,374,720
                                                                         ------------                          -----------

      Gross profit on sales                                                 6,603,397                            6,603,397

Operating expenses:
  Administrative                                                            3,584,516                            3,584,516
  Selling                                                                   1,839,906                            1,839,906
  Advertising and marketing                                                   965,981                              965,981
                                                                         ------------                          -----------

      Total operating expenses                                              6,390,403                            6,390,403
                                                                         ------------                          -----------

Income (loss) from operations                                                 212,994                              212,994

Other income (expense):
  Interest expense                                                         (1,099,194)      (182,093)           (1,281,287)
  Interest income                                                              14,238                               14,238
  Gain on sale of assets                                                       30,046                               30,046
  Other                                                                       (14,977)                             (14,977)
                                                                         ------------                          -----------

      Total other income (expense)                                         (1,069,887)                          (1,251,980)
                                                                         ------------                          -----------

Loss before income taxes and minority interest                               (856,893)                          (1,038,986)

Income tax expense (benefit)                                                  106,910                              106,910
                                                                         ------------                          -----------

Loss before minority interest                                                (963,803)                          (1,145,896)

Minority interest in profit (loss) of subsidiary                              (86,843)                             (86,843)
                                                                         ------------                          -----------

      Net loss                                                           $   (876,960)                          (1,059,053)
                                                                         ============                          ===========

Income (loss) applicable to common shares                                $   (876,960)                          (1,059,053)
                                                                         ============                          ===========

Basic income (loss) per common and common equivalent shares              $      (0.73)                               (0.88)
                                                                         ============                          ===========

Diluted income (loss) per common and common equivalent shares            $      (0.73)                               (0.88)
                                                                         ============                          ===========

Weighted average number of shares and equivalent shares
  of common stock outstanding:
    Basic                                                                   1,207,944                            1,207,944
                                                                         ============                          ===========

    Diluted                                                                 1,207,944                            1,207,944
                                                                         ============                          ===========

See accompanying notes

4.   Inventory

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
                                          =============       =============

5.   Line of Credit

The Company has a bank line of credit, due May 1, 2001, which provides for a maximum borrowing limit of $5,000,000, of which $245,823 and $16,986 was available at December 31, 1999 and 2000, respectively. Advances under the line of credit are subject to a borrowing base, as defined in the line of credit agreement. Interest is payable monthly at prime plus .5% (prime was 8.5% and 9.5% at December 31, 1999 and 2000, respectively). The line of credit is collateralized by all assets of the Company. The line of credit agreement contains, among other provisions, certain financial convenants relating to the maintenance of tangible net worth and the ratio of debt to equity. (See note 5)

6.   Notes Payable

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

8.   Income Taxes, continued

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

Income tax provisions differed from the taxes calculated at the statutory federal tax rate as follows:

                                      October 31,   December 31,   December 31,
                                         1999           1999          2000
Taxes at statutory rate               $(734,900)     $ (74,000)     $(353,000)
State income taxes                     (104,100)       (10,400)       (50,000)
Increase in deferred tax
   Valuation allowance                  400,000         96,400        214,900
Foreign tax on assets                      --             --           42,700
Foreign taxes and other                  59,749         (6,617)       252,310
                                      ---------------------------------------

Income tax provision (benefit)        $(379,251)     $   5,383      $ 106,910
                                      =======================================

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

11.  Related Party Transactions

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

13.  Investment in Subsidiary

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

13.  Investment in Subsidiary, continued

Amortization of goodwill for the two months ended December 31, 1999 was $13,519, and for the year ended December 31, 2000 was $86,664.

14.  Commitments and Contingencies

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

15.  Sale/Leaseback of Building

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

16.  Stock Options, continued

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

CTI Industries Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

16.  Stock Options, continued

If compensation cost based on fair value method of the options had been used, the Company's net income and earnings per common share (EPS) would have been as follows for the year ended December 31, 2000:

                                                                 2000

     Net income (loss)          As reported                   $ (1,059)
                                Pro Forma                       (1,351)

     EPS                        As reported                   $  (0.88)
                                Pro Forma                     $  (1.12)

The pro forma effect of compensation cost based on the fair value method of the warrants issued in 1999 and 2000 was not significant.

The fair value of each option was estimated as of the date of the grant using the Black-Scholes option pricing model based on the following assumptions:

                                                         1999         2000

     Expected life (years)                                3.0           10
     Volatility                                           141%         117%
     Risk-free interest rate                              5.9%         4.8%
     Dividend yield                                        --           --

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

17.  Stock Split

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

18.  Earnings Per Share

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

Earnings per share for the periods ended October 31, 1999, December 31, 1999, and December 31, 2000 was computed as follows:


                                     Year Ended      Two months ended        Year Ended
                                  October 31, 1999   December 31, 1999    December 31, 2000
                                                       As Restated          As Restated
           BASIC Average shares outstanding:

  Weighted average shares

   Outstanding during period          1,269,984           1,222,549           1,207,944
                                    ===========         ===========         ===========

Earnings:
  Net income (loss)                 $(1,782,270)        $  (211,289)        $(1,059,053)
                                    ===========         ===========         ===========

Amount for per share
  Computation                       $(1,782,270)        $  (211,289)        $(1,059,053)
                                    ===========         ===========         ===========

Net earnings applicable to
    Common shares                   $     (1.40)        $     (0.17)        $     (0.88)
                                    ===========         ===========         ===========

          DILUTED Average shares outstanding:

  Weighted average shares
    Outstanding                       1,269,984           1,222,549           1,207,944

  Common stock equivalents
    (options/warrants)                     --                  --                  --
                                    -----------         -----------         -----------
Weighted average shares
   Outstanding during period          1,269,984           1,222,549           1,207,944
                                    ===========         ===========         ===========

Earnings:
  Net income                        $(1,782,270)        $  (211,289)        $(1,059,053)
                                    ===========         ===========         ===========

Amount for per share
  Computation                       $(1,782,270)        $  (211,289)        $(1,059,053)
                                    ===========         ===========         ===========

Net earnings applicable to
    Common shares                   $     (1.40)        $     (0.17)        $     (0.88)
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


                               United States       United Kingdom          Mexico            Eliminations         Consolidated

Year ended 10/31/99
Revenues                       $ 17,388,540         $  1,826,874        $    437,410         $ (1,046,410)        $ 18,606,414
Operating income                 (1,481,723)             130,829             (14,720)                               (1,365,614)
Net income                       (1,874,456)             108,622             (16,436)                               (1,782,270)
Total Assets                   $ 20,677,206         $    839,891        $    412,262         $   (490,372)        $ 21,438,987

2 months ended 12/31/99
 As restated
Revenues                       $  3,219,118         $    321,296        $    876,401         $   (510,919)        $  3,905,896
Operating income                      4,640               44,633              (3,234)             (29,465)              16,574
Net income                         (171,370)              39,250             (61,464)             (17,705)            (211,289)
Total Assets                   $ 19,957,219         $    779,182        $  5,317,292         $ (1,946,167)        $ 24,107,526

Year ended 12/31/00
 As restated
Revenues                       $ 19,132,267         $  2,030,685        $  5,162,131         $ (3,525,423)        $ 22,799,660
Operating income                    326,986              177,340            (310,019)              18,687              212,994
Net income                         (728,285)             144,898            (380,170)             (95,496)          (1,059,053)
Total Assets                   $ 18,881,026         $    723,178        $  4,849,095         $ (2,234,509)        $ 22,218,790