Form 10QSB/A
period 2001-03-31
CTI INDUSTRIES CORP
filed 2003-05-01
CIK 1042187

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

      THIS FORM 10-QSB/A IS BEING FILED FOR THE PURPOSE OF AMENDING AND RESTATING PARTS OF FORM 10-QSB TO REFLECT THE RESTATEMENT OF OUR CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE PERIODS ENDED MARCH 31, 2000 AND 2001. THESE REVISIONS HAVE BEEN MADE CONCERNING SUBORDINATED DEBT ROLLFORWARDS AND THE RECALCULATION OF EXPENSES ASSOCIATED WITH CERTAIN WARRANTS ISSUED BY THE COMPANY. ALL PORTIONS OF THE FORM 10-QSB THAT ARE EFFECTED BY THESE REVISIONS HAVE BEEN ADJUSTED ACCORDINGLY. ALL INFORMATION IN THIS FORM 10-QSB/A IS AS OF MARCH 31, 2001 AND DOES NOT REFLECT ANY SUBSEQUENT INFORMATION OR EVENTS OTHER THAN THE RESTATEMENT.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

      THIS FORM 10-QSB/A IS BEING FILED FOR THE PURPOSE OF AMENDING AND RESTATING PARTS OF FORM 10-QSB TO REFLECT THE RESTATEMENT OF OUR CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE PERIODS ENDED MARCH 31, 2000 AND 2001. THESE REVISIONS HAVE BEEN MADE CONCERNING SUBORDINATED DEBT ROLLFORWARDS AND THE RECALCULATION OF EXPENSES ASSOCIATED WITH CERTAIN WARRANTS ISSUED BY THE COMPANY. ALL PORTIONS OF THE FORM 10-QSB THAT ARE EFFECTED BY THESE REVISIONS HAVE BEEN ADJUSTED ACCORDINGLY. ALL INFORMATION IN THIS FORM 10-QSB/A IS AS OF MARCH 31, 2001 AND DOES NOT REFLECT ANY SUBSEQUENT INFORMATION OR EVENTS OTHER THAN THE RESTATEMENT.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

      On August 19, 2002, we reported that we had discovered accounting inaccuracies in certain prior period financial statements requiring restatement of the financial statements for those periods. This statement involved inaccuracies related to the recording of expenses associated with the issuance of certain warrants by the Company. We are restating our statements of operations, cash flows, and stockholders' equity for the years ended December 31, 2001 and 2000 and for the interim periods ended March 31, June 30 and September 30 of 2001 and 2002, and the balance sheets as of December 31, 2001 and 2000.

      We have determined that in 2000 and 2001, the Company did not record the proper amount of expense associated with the issuance of warrants by the Company in connection with the issuance of certain subordinated debt and certain senior debt by the Company. Based upon the fair value of the warrants at the time of issuance, a debt discount was to be recorded in the amount of such warrant value with respect to the subordinated and senior debt with which the warrants were associated. This discount was to be amortized and expensed over the term of the debt. The total amount of this debt discount related to the warrants was $487,440 and was to be recorded over the period from November, 1999 through September 30, 2002. During that time, the total amount actually recorded was $14,273, which was recorded for the quarter ended December 31, 2001.

      We have determined that the amount of such expense should have been recorded in the following periods for the following amounts:

      Two Months Ended December 31, 1999      $42,556
      Quarter Ended March 31, 2000            $45,523
      Quarter Ended June 30, 2000             $45,523
      Quarter Ended September 30, 2000        $45,523
      Quarter Ended December 31, 2000         $45,523
      Quarter Ended March 31, 2001            $42,471
      Quarter Ended June 30, 2001             $36,368
      Quarter Ended September 30, 2001        $43,243
      Quarter Ended December 31, 2001         $18,998
      Quarter Ended March 31, 2002            $ 6,875
      Quarter Ended June 30, 2002             $ 6,875
      Quarter Ended September 30, 2002        $ 6,875

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

     Other Income or Expense. Interest expense increased to $342,000 for the three months ended March 31, 2001, as compared to $331,000 for the three months ended March 31, 2000. The increase in interest expense is due to the Company's increased level of borrowings.

     Net Income or Loss. For the three months ended March 31, 2001, the Company had a loss before taxes and minority interest of $190,000, as compared to income before taxes and minority interest of $217,000 for the same three month period in 2000. The provision for income taxes for the three-month period ended March 31, 2001 was $9,000, resulting in a net loss of $176,000. The provision for income taxes for the three-month period ended March 31, 2000 was $57,000, resulting in net income of $131,000.

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

      1. I have reviewed this quarterly report on Form 10-QSB/A of CTI Industries Corporation.

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

Date: April 30, 2003

                                         /s/ Howard W. Schwan
                                         ----------------------------------
                                         Howard W. Schwan
                                         Chief Executive Officer

                                 CERTIFICATIONS

      I, Stephen M. Merrick, Executive Vice President and Chief Financial Officer of CTI Industries Corporation, certify that:

      1. I have reviewed this quarterly report on Form 10-QSB/A of CTI Industries Corporation.

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

Date: April 30, 2003

                                         /s/ Stephen M. Merrick
                                         -------------------------------------
                                         Stephen M. Merrick
                                         Executive Vice President and
                                         Chief Financial Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of CTI Industries Corporation (the "Company") on Form 10-QSB/A for the period ending March 31, 2001 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John H. Schwan, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

      (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

                                                     /s/ Howard W. Schwan
                                                     ---------------------------
                                                     Howard W. Schwan
                                                     Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of CTI Industries Corporation (the "Company") on Form 10-QSB/A for the period ending March 31, 2001 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Stephen M. Merrick, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

      (3) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (4) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

                                                     /s/ Stephen M. Merrick
                                                     ---------------------------
                                                     Stephen M. Merrick
                                                     Chief Financial Officer

CTI Industries Corporation and Subsidiaries
Consolidated Balance Sheets
                                                     March 31,      December 31,
                                                       2001             2000
                                                   (Unaudited)       (Audited)
                                                                    As Restated
                                                   ------------    ------------
                                 ASSETS
Current assets:
  Cash                                             $    434,803    $    392,534
  Accounts receivable  (less allowance
    for doubtful accounts of $328,086
    and $312,572 at March 31, 2001 and
    December 31,2000, respectively)                   4,150,754       2,573,577
  Inventories                                         6,930,016       7,060,996
  Deferred tax assets                                    65,700          65,700
  Other                                                 727,888         659,371
                                                   ------------    ------------

      Total current assets                           12,309,161      10,752,178

Property and equipment:
  Machinery and equipment                            13,482,893      13,472,187
  Building                                            2,383,530       2,370,644
  Office furniture and equipment                      1,672,143       1,652,823
  Land                                                  250,000         250,000
  Leasehold improvements                                161,885         161,885
  Fixtures and equipment at customer locations        2,202,743       2,202,743
  Projects under construction                           495,155         405,748
                                                   ------------    ------------
                                                     20,648,349      20,516,030
    Less: accumulated depreciation                  (11,720,171)    (11,342,792)
                                                   ------------    ------------

      Total property and equipment, net               8,928,178       9,173,238

Other assets:
  Deferred financing costs, net                         125,958          11,412
  Goodwill associated with acquisition
    of CTI Mexico, net                                1,179,493       1,199,771
  Deferred tax assets                                   811,202         812,591
  Other assets                                          360,765         269,600
                                                   ------------    ------------

      Total other assets                              2,477,418       2,293,374
                                                   ------------    ------------

TOTAL ASSETS                                       $ 23,714,757    $ 22,218,790
                                                   ============    ============

See accompanying notes

                  LIABILITIES AND STOCKHOLDERS' EQUITY

                                                     March 31,      December 31,
                                                       2001             2000
                                                   (Unaudited)       (Audited)
                                                                    As Restated
                                                   ------------    ------------
Current liabilities:
  Accounts payable                                 $  5,123,753    $  5,045,773
  Line of credit                                      4,520,311       3,609,541
  Notes payable - current portion                     1,715,918       4,176,934
  Accrued liabilities                                 2,129,481       1,781,985
                                                   ------------    ------------

      Total current liabilities                      13,489,463      14,614,233

Long-term liabilities:
  Other liabilities                                     824,809         802,596
  Notes payable                                       4,091,362       1,301,022
  Subordinated debt                                     630,141         597,670
                                                   ------------    ------------

      Total long-term liabilities                     5,546,312       2,701,288

Minority interest                                       215,300         238,787

Stockholders' equity:
  Common stock  - $.195 par value, 5,000,000
    shares authorized, 966,327 shares issued,
    841,644 shares outstanding                          188,434         188,434
  Class B Common stock  - $2.73 par value,
    500,000 shares authorized, 366,300 shares
    issued and outstanding                            1,000,000       1,000,000
  Paid-in-capital                                     5,554,332       5,554,332
  Warrants issued in connection with
    subordinated debt                                   351,978         351,978
  Accumulated deficit                                (1,927,218)     (1,751,478)
  Accumulated other comprehensive earnings              (67,306)        (42,244)
    Less:
      Treasury stock - 124,683 shares                  (575,384)       (575,384)
      Stock subscription receivable                      (4,700)         (4,700)
      Notes receivable from stockholders                (56,456)        (56,456)
                                                   ------------    ------------

      Total stockholders' equity                      4,463,682       4,664,482
                                                   ------------    ------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY           $ 23,714,757    $ 22,218,790
                                                   ============    ============

See accompanying notes

CTI Industries Corporation and Subsidiaries
Consolidated Statements of Operations

                                                      Quarter Ended March 31
                                                        2001           2000
                                                    (Unaudited)     (Unaudited)
                                                    -----------     -----------
Net Sales                                           $ 6,080,573     $ 7,162,326
Cost of Sales                                         4,457,778       4,948,329
                                                    -----------     -----------
      Gross profit on sales                           1,622,795       2,213,997

Operating expenses:
  Administrative                                        746,925         857,522
  Selling                                               425,581         522,774
  Advertising and marketing                             271,199         314,226
                                                    -----------     -----------
      Total operating expenses                        1,443,705       1,694,522
                                                    -----------     -----------
Income from operations                                  179,090         519,475

Other income (expense):
  Interest expense                                     (342,375)       (330,934)
  Interest income                                           741           9,580
  Gain on sale of assets                                  7,512           7,512
  Other                                                 (35,072)         11,592
                                                    -----------     -----------
      Total other income (expense)                     (369,194)       (302,250)
                                                    -----------     -----------
Income (loss) before income taxes and
  minority interest                                    (190,104)        217,225
Income tax expense                                        9,123          57,251
                                                    -----------     -----------
Income (loss) before minority interest                 (199,227)        159,974
Minority interest in profit (loss)
  of subsidiary                                         (23,487)         29,287
                                                    -----------     -----------
      Net income (loss)                             $  (175,740)    $   130,687
                                                    ===========     ===========
Income (loss) applicable to common shares           $  (175,740)    $   130,687
                                                    ===========     ===========
Basic income (loss) per common and common
  equivalent shares                                 $     (0.15)    $      0.11
                                                    ===========     ===========
Diluted income (loss) per common and common
  equivalent shares                                 $     (0.15)    $      0.10
                                                    ===========     ===========
Weighted average number of shares and
  equivalent shares of common stock
  outstanding:
    Basic                                             1,207,944       1,207,944
                                                    ===========     ===========
    Diluted                                           1,207,944       1,315,442
                                                    ===========     ===========

See accompanying notes

CTI Industries Corporation and Subsidiaries
Consolidated Statements of Cash Flows

                                                                 Quarter Ended March 31
                                                                   2001          2000
                                                                (Unaudited)   (Unaudited)
                                                                -----------    ---------
Cash flows from operating activities:
  Net income (loss)                                             $  (175,740)   $ 130,687
  Adjustment to reconcile net income (loss) to cash (used in)
      provided by operating activities:
    Depreciation and amortization                                   390,936      440,293
    Amortization of Debt Discount                                    42,471       45,523
    Minority interest in profit (loss) of subsidiary                (23,487)      29,287
    Gain on sale of fixed assets                                     (7,512)      (7,512)
    Provision for losses on accounts receivable & inventory          50,000       49,500
    Change in assets and liabilities:
      Accounts receivable                                        (1,338,556)    (478,582)
      Inventory                                                    (215,727)     286,218
      Other assets                                                  204,184     (153,813)
      Accounts payable and accrued expenses                         (11,642)    (255,323)
                                                                -----------    ---------

          Net cash (used in) provided by operating activities    (1,085,073)      86,278

Cash flows from investing activities:
  Purchases of property and equipment                               (81,938)     (66,752)
  Purchase additional interest in CTI Mexico                           --        (85,652)
                                                                -----------    ---------

          Net cash (used in) investing activities                   (81,938)    (152,404)

Cash flows from financing activities:
  Net change in revolving line of credit                            910,770      422,166
  Proceeds from issuance of long-term debt                        4,655,035         --
  Proceeds from issuance of short-term debt                       1,131,819         --
  Repayment of long-term debt                                    (4,464,216)    (236,654)
  Repayment of short-term debt                                   (1,014,920)        --
  Repayment of subordinated debt                                    (10,000)     (15,000)
                                                                -----------    ---------

          Net cash provided by financing activities               1,208,488      170,512

Effect of exchange rate changes on cash                                 792        8,475
                                                                -----------    ---------

Net increase in cash                                                 42,269      112,861

Cash and Equivalents at Beginning of Period                         392,534      130,103
                                                                -----------    ---------

Cash and Equivalents at End of Period                           $   434,803    $ 242,964
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

In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year or for any future periods. The accompanying unaudited, condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company's Annual Report on Form 10-KSB/A filed with the Securities and Exchange Commission on December 31, 2000. The balance sheet at March 31, 2001 has been derived from the audited financial statement as of and for the year ended December 31,2000 but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

Note 2 - Restatement

The Company restated its balance sheet as of December 31, 2000. The restatement is further discussed in Note 3 of the Notes to the Consolidated Financial Statements on Form 10-KSB/A for the year ended December 31, 2000.

Note 3 - Company Debt Restructure

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

Earnings per share for the periods ended March 31, 2001 and 2000 was computed as follows:

CTI Industries Corporation and Subsidiaries



                                                        Quarter Ended March 31
                                                        2001             2000
                                                     (Unaudited)     (Unaudited)
                                                     -----------     -----------
Basic
Average shares outstanding:
  Weighted average number of shares of
    common stock outstanding during the
    period                                             1,207,944       1,207,944
                                                     ===========      ==========

Net income:
  Net income  (loss)                                 $  (175,740)     $  130,687

  Amount for per share computation                   $  (175,740)     $  130,687
                                                     ===========      ==========

  Per share amount                                   $     (0.15)     $     0.11
                                                     ===========      ==========

Diluted
Average shares outstanding:
  Weighted average number of shares of
    common stock outstanding during the
    period                                             1,207,944       1,207,944
  Net additional shares assuming stock
    options and warrants exercised and
    proceeds used to purchase treasury
    stock                                                   --           107,498
                                                     -----------      ----------
  Weighted average number of shares and
    equivalent shares of common stock
    outstanding during the period                      1,207,944       1,315,442
                                                     ===========      ==========

Net income:
  Net income (loss)                                  $  (175,740)     $  130,687

  Amount for per share computation                   $  (175,740)     $  130,687
                                                     ===========      ==========

  Per share amount                                   $     (0.15)     $     0.10
                                                     ===========      ==========