Form 10QSB/A
period 2001-06-30
CTI INDUSTRIES CORP
filed 2003-05-01
CIK 1042187

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

      THIS  FORM  10-QSB/A  IS BEING  FILED  FOR THE  PURPOSE  OF  AMENDING  AND
RESTATING PARTS OF FORM 10-QSB TO REFLECT THE RESTATEMENT OF OUR CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE PERIODS ENDED JUNE 30, 2000 AND 2001. THESE REVISIONS HAVE BEEN MADE REGARDING SUBORDINATED DEBT ROLLFORWARDS AND THE RECALCULATION OF EXPENSES ASSOCIATED WITH CERTAIN WARRANTS ISSUED BY THE COMPANY. ALL PORTIONS OF THE FORM 10-QSB THAT ARE EFFECTED BY THESE REVISIONS HAVE BEEN ADJUSTED ACCORDINGLY. ALL INFORMATION IN THIS FORM 10-QSB/A IS AS OF JUNE 30, 2001 AND DOES NOT REFLECT ANY SUBSEQUENT INFORMATION OR EVENTS OTHER THAN THE RESTATEMENT.

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

      THIS  FORM  10-QSB/A  IS BEING  FILED  FOR THE  PURPOSE  OF  AMENDING  AND
RESTATING PARTS OF FORM 10-QSB TO REFLECT THE RESTATEMENT OF OUR CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE PERIODS ENDED JUNE 30, 2000 AND 2001. THESE REVISIONS HAVE BEEN MADE REGARDING SUBORDINATED DEBT ROLLFORWARDS AND THE RECALCULATION OF EXPENSES ASSOCIATED WITH CERTAIN WARRANTS ISSUED BY THE COMPANY. ALL PORTIONS OF THE FORM 10-QSB THAT ARE EFFECTED BY THESE REVISIONS HAVE BEEN ADJUSTED ACCORDINGLY. ALL INFORMATION IN THIS FORM 10-QSB/A IS AS OF JUNE 30, 2001 AND DOES NOT REFLECT ANY SUBSEQUENT INFORMATION OR EVENTS OTHER THAN THE RESTATEMENT.

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

     Other Income or Expense. Interest expense increased to $279,000 for the quarter ended June 30, 2001, as compared to $226,000 for the three month period ended June 30, 2000. Interest expense increased to $621,000 for the six months ended June 30, 2001, as compared to $557,000 for the three month period ended June 30, 2000. The increase in interest expense was due to the Company's increased level of borrowings.

     Net Income or Loss. For the fiscal quarter ended June 30, 2001, the Company had income before taxes and minority interest of $50,000 as compared to a loss before taxes and minority interest of $364,000 for the three month period ended June 30, 2000. Income tax expense for the second quarter of fiscal 2001 was $4,000, resulting in net income of $24,000. The income tax expense for the three month period ended June 30, 2000 was $23,000, resulting in a net loss of $356,000. For the six months ended June 30, 2001, net loss was $152,000, as compared to a net loss of $225,000 for the six month period ended June 30, 2000.

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

Date: April 30, 2003


                                        /s/ Howard W. Schwan
                                        ----------------------------------------
                                        Howard W. Schwan
                                        Chief Executive Officer

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

Date: April 30, 2003


                                        /s/ Stephen M. Merrick
                                        ----------------------------------------
                                        Stephen M. Merrick
                                        Executive Vice President and
                                        Chief Financial Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of CTI Industries Corporation (the "Company") on Form 10-QSB/A for the period ending June 30, 2001 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John H. Schwan, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

      (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


                                        /s/ Howard W. Schwan
                                        ----------------------------------------
                                        Howard W. Schwan
                                        Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of CTI Industries Corporation (the "Company") on Form 10-QSB/A for the period ending June 30, 2001 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Stephen M. Merrick, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

      (3) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (4) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


                                        /s/ Stephen M. Merrick
                                        ----------------------------------------
                                        Stephen M. Merrick
                                        Chief Financial Officer

CTI Industries Corporation and Subsidiaries
Consolidated Balance Sheets

                                                                                 June 30, 2001   December 31, 2000
                                                                                  (Unaudited)         (Audited)
                                                                                                     As Restated
                                                                                  ------------      ------------
                                ASSETS
Current assets:
  Cash                                                                            $     30,217      $    392,534
  Accounts receivable (less allowance for doubtful accounts of $341,093
    and $312,572 at June 30, 2001 and December 31,2000, respectively)                4,351,847         2,573,577
  Inventories                                                                        7,210,175         7,060,996
  Deferred tax assets                                                                  208,926            65,700
  Other                                                                                575,172           659,371
                                                                                  ------------      ------------

      Total current assets                                                          12,376,337        10,752,178

Property and equipment:
  Machinery and equipment                                                           13,787,339        13,472,187
  Building                                                                           2,388,229         2,370,644
  Office furniture and equipment                                                     1,723,338         1,652,823
  Land                                                                                 250,000           250,000
  Leasehold improvements                                                               161,885           161,885
  Fixtures and equipment at customer locations                                       2,202,743         2,202,743
  Projects under construction                                                          442,010           405,748
                                                                                  ------------      ------------
                                                                                    20,955,544        20,516,030
    Less :  accumulated depreciation                                               (12,040,620)      (11,342,792)
                                                                                  ------------      ------------

      Total property and equipment, net                                              8,914,924         9,173,238

Other assets:
  Deferred financing costs, net                                                        107,965            11,412
  Goodwill associated with acquisition of CTI Mexico, net                            1,178,105         1,199,771
  Deferred tax assets                                                                  668,473           812,591
  Other assets                                                                         352,442           269,600
                                                                                  ------------      ------------

      Total other assets                                                             2,306,985         2,293,374
                                                                                  ------------      ------------

TOTAL ASSETS                                                                      $ 23,598,247      $ 22,218,790
                                                                                  ============      ============

See accompanying notes

CTI Industries Corporation and Subsidiaries
Consolidated Balance Sheets

                                                                                 June 30, 2001   December 31, 2000
                                                                                  (Unaudited)         (Audited)
                                                                                                     As Restated
                                                                                  ------------      ------------
                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                                $  5,123,395      $  5,045,773
  Line of credit                                                                     4,931,115         3,609,541
  Notes payable - current portion                                                    1,465,879         4,176,934
  Accrued liabilities                                                                1,956,039         1,781,985
                                                                                  ------------      ------------

      Total current liabilities                                                     13,476,428        14,614,233

Long-term liabilities:
  Other liabilities                                                                    802,374           802,596
  Notes payable                                                                      3,953,635         1,301,022
  Subordinated debt                                                                    666,509           597,670
                                                                                  ------------      ------------

      Total long-term liabilities                                                    5,422,518         2,701,288

Minority interest                                                                      237,766           238,787

Stockholders' equity:
  Common stock - $.195 par value, 5,000,000 shares authorized,
    966,327 shares issued, 841,644 shares outstanding                                  188,434           188,434
  Class B Common stock - $2.73 par value, 500,000 shares
    authorized, 366,300 shares issued and outstanding                                1,000,000         1,000,000
  Paid-in-capital                                                                    5,554,332         5,554,332
  Warrants issued in connection with subordinated debt                                 351,978           351,978
  Accumulated deficit                                                               (1,903,710)       (1,751,478)
  Accumulated other comprehensive earnings                                             (92,959)          (42,244)
    Less:
      Treasury stock - 124,683 shares                                                 (575,384)         (575,384)
      Stock subscription receivable                                                     (4,700)           (4,700)
      Notes receivable from stockholders                                               (56,456)          (56,456)
                                                                                  ------------      ------------

      Total stockholders' equity                                                     4,461,535         4,664,482
                                                                                  ------------      ------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                          $ 23,598,247      $ 22,218,790
                                                                                  ============      ============

See accompanying notes

CTI Industries Corporation and Subsidiaries
Consolidated Statements of Operations

                                                                       Quarter Ended June 30               Year to Date June 30
                                                                        2001             2000             2001             2000
                                                                    (Unaudited)       (Unaudited)      (Unaudited)      (Unaudited)
                                                                    ------------     ------------     ------------     ------------
Net Sales                                                           $  6,876,201     $  5,433,937     $ 12,956,775     $ 12,596,262

Cost of Sales                                                          5,068,423        3,592,727        9,526,201        8,541,055
                                                                    ------------     ------------     ------------     ------------

      Gross profit on sales                                            1,807,777        1,841,211        3,430,573        4,055,208

Operating expenses:
  Administrative                                                         818,264          857,584        1,565,189        1,715,106
  Selling                                                                445,270          555,178          870,851        1,077,952
  Advertising and marketing                                              307,111          310,395          578,310          624,621
                                                                    ------------     ------------     ------------     ------------

      Total operating expenses                                         1,570,646        1,723,157        3,014,351        3,417,679
                                                                    ------------     ------------     ------------     ------------

Income from operations                                                   237,132          118,054          416,223          637,529

Other income (expense):
  Interest expense                                                      (278,748)        (226,156)        (621,124)        (557,090)
  Interest income                                                           --              1,755              742           11,335
  Gain on sale of assets                                                   7,510             --             15,022            7,512
  Other                                                                   84,067         (257,660)          48,994         (246,068)
                                                                    ------------     ------------     ------------     ------------

      Total other income (expense)                                      (187,171)        (482,061)        (556,366)        (784,311)
                                                                    ------------     ------------     ------------     ------------

Income (loss) before income taxes and minority interest                   49,961         (364,007)        (140,143)        (146,782)

Income tax expense                                                         3,987           22,958           13,110           80,209
                                                                    ------------     ------------     ------------     ------------

Income (loss) before minority interest                                    45,974         (386,965)        (153,253)        (226,991)

Minority interest in profit (loss) of subsidiary                          22,466          (30,821)          (1,021)          (1,534)
                                                                    ------------     ------------     ------------     ------------

      Net income (loss)                                             $     23,508     $   (356,144)    $   (152,232)    $   (225,457)
                                                                    ============     ============     ============     ============

Income (loss) applicable to common shares                           $     23,508     $   (356,144)    $   (152,232)    $   (225,457)
                                                                    ============     ============     ============     ============

Basic income (loss) per common and common equivalent shares         $       0.02     $      (0.29)    $      (0.13)    $      (0.19)
                                                                    ============     ============     ============     ============

Diluted income (loss) per common and common equivalent shares       $       0.02     $      (0.29)    $      (0.13)    $      (0.19)
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
                                                                    ============     ============     ============     ============

See accompanying notes

CTI Industries Corporation and Subsidiaries
Consolidated Statements of Cash Flows

                                                                         For the six months ended June 30
                                                                              2001                2000
                                                                          (Unaudited)         (Unaudited)
                                                                         -------------       -------------
Cash flows from operating activities:
  Net (loss)                                                             $    (152,231)      $    (225,457)
  Adjustment to reconcile net loss to cash (used in)
      provided by operating activities:
    Amortization of Debt Discount                                               78,839              91,046
    Depreciation and amortization                                              719,986             637,577
    Minority interest in (loss) of subsidiary                                   (1,021)             (1,534)
    Gain on sale of fixed assets                                               (15,022)             (7,512)
    Provision for losses on accounts receivable & inventory                     50,000              50,000
    Change in assets and liabilities:
      Accounts receivable                                                   (1,541,659)             52,096
      Inventory                                                               (571,065)            (78,056)
      Other assets                                                             382,180           1,021,878
      Accounts payable and accrued expenses                                      3,818             (36,940)
                                                                         -------------       -------------

          Net cash (used in) provided by operating activities               (1,046,175)          1,503,098

Cash flows from investing activities:
  Proceeds from sale of proprty and equipment                                       --             289,202
  Purchases of property and equipment                                         (408,243)            (25,216)
  Purchase additional interest in CTI Mexico                                        --          (1,550,510)
                                                                         -------------       -------------

          Net cash (used in) investing activities                             (408,243)         (1,286,524)

Cash flows from financing activities:
  Net change in revolving line of credit                                     1,321,574             541,292
  Proceeds from issuance of long-term debt                                   5,808,548                  --
  Repayment of long-term debt                                               (5,086,276)           (442,224)
  Repayment of short-term debt                                                (930,000)                 --
  Repayment of subordinated debt                                               (10,000)            (55,000)
                                                                         -------------       -------------

          Net cash provided by financing activities                          1,103,846              44,068

Effect of exchange rate changes on cash                                        (11,745)             10,105
                                                                         -------------       -------------

Net (decrease) increase in cash                                               (362,317)            270,747

Cash and Equivalents at Beginning of Period                                    392,534             130,103
                                                                         -------------       -------------

Cash and Equivalents at End of Period                                    $      30,217       $     400,850
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

      In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. The results of operations for the three months and six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year or for any future periods. The accompanying unaudited, condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company's Annual Report on Form 10-KSB/A filed with the Securities and Exchange Commission on December 31, 2000. The balance sheet at June 30, 2001 has been derived from the audited financial statement as of and for the year ended December 31, 2000 but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

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