Form 10QSB/A
period 2001-09-30
CTI INDUSTRIES CORP
filed 2003-05-01
CIK 1042187

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

      THIS  FORM  10-QSB/A  IS BEING  FILED  FOR THE  PURPOSE  OF  AMENDING  AND
RESTATING PARTS OF FORM 10-QSB TO REFLECT THE RESTATEMENT OF OUR CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE PERIODS ENDED SEPTEMBER 30, 2000 AND 2001. THESE REVISIONS RELATE TO SUBORDINATED DEBT ROLLFORWARDS AND THE RECALCULATION OF EXPENSES ASSOCIATED WITH CERTAIN WARRANTS ISSUED BY THE COMPANY. ALL PORTIONS OF THE FORM 10-QSB THAT ARE EFFECTED BY THESE REVISIONS HAVE BEEN ADJUSTED ACCORDINGLY. ALL INFORMATION IN THIS FORM 10-QSB/A IS AS OF SEPTEMBER 30, 2001 AND DOES NOT REFLECT ANY SUBSEQUENT INFORMATION OR EVENTS OTHER THAN THE RESTATEMENT.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

      THIS  FORM  10-QSB/A  IS BEING  FILED  FOR THE  PURPOSE  OF  AMENDING  AND
RESTATING PARTS OF FORM 10-QSB TO REFLECT THE RESTATEMENT OF OUR CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE PERIODS ENDED SEPTEMBER 30, 2000 AND 2001. THESE REVISIONS RELATE TO SUBORDINATED DEBT ROLLFORWARDS AND THE RECALCULATION OF EXPENSES ASSOCIATED WITH CERTAIN WARRANTS ISSUED BY THE COMPANY. ALL PORTIONS OF THE FORM 10-QSB THAT ARE EFFECTED BY THESE REVISIONS HAVE BEEN ADJUSTED ACCORDINGLY. ALL INFORMATION IN THIS FORM 10-QSB/A IS AS OF SEPTEMBER 30, 2001 AND DOES NOT REFLECT ANY SUBSEQUENT INFORMATION OR EVENTS OTHER THAN THE RESTATEMENT.

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

     Other Income or Expense. Interest expense decreased to $259,000 for the quarter ended September 30, 2001, as compared to $284,000 for the three month period ended September 30, 2000. Interest expense increased to $880,000 for the nine months ended September 30, 2001, as compared to $841,000 for the nine month period ended September 30, 2000. The increase in interest expense for the nine month period is attributable to a higher overall level of borrowings.

      Net Income or Loss. For the fiscal quarter ended September 30, 2001, the Company incurred a loss before taxes and minority interest of $76,000 as compared to a loss before taxes and minority interest of $359,000 for the three month period ended September 30, 2000. Income tax expense for the third quarter of fiscal 2001 was $2,000, resulting in a net loss (after provision for minority interest) of $58,000. The income tax expense for the three month period ended September 30, 2000 was ($158,000), resulting in a net loss (after provision for minority interest) of $202,000. For the nine months ended September 30, 2001, the net loss was $210,000, as compared to a net loss of $438,000 for the nine month period ended September 30, 2000.

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

Date: April 30, 2003


                                        /s/ Stephen M. Merrick
                                        ----------------------------------------
                                        Stephen M. Merrick
                                        Executive Vice President and
                                        Chief Financial Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of CTI Industries Corporation (the "Company") on Form 10-QSB/A for the period ending September 30, 2001 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John H. Schwan, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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


                                        /s/ Howard W. Schwan
                                        ----------------------------------------
                                        Howard W. Schwan
                                        Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of CTI Industries Corporation (the "Company") on Form 10-QSB/A for the period ending September 30, 2001 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Stephen M. Merrick, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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


                                        /s/ Stephen M. Merrick
                                        ----------------------------------------
                                        Stephen M. Merrick
                                        Chief Financial Officer

CTI Industries Corporation and Subsidiaries
Consolidated Statements of Cash Flows

                                                                                  For the nine months ended September 30
                                                                                         2001                 2000
                                                                                     (Unaudited)          (Unaudited)
                                                                                     -----------          -----------
     Cash flows from operating activities:
       Net loss                                                                      $  (209,969)         $  (437,861)
       Adjustment to reconcile net loss to cash (used in)
           provided by operating activities:
         Depreciation and amortization                                                 1,106,493            1,507,591
         Amortization of Debt Discount                                                   122,082              136,569
         Equity in loss of subsidiary and joint venture                                       --                   --
         Minority interest in loss of subsidiary                                          21,114                  336
         Gain on sale of fixed assets                                                    (22,534)              (7,512)
         Change in assets and liabilities:
           Accounts receivable                                                        (1,833,704)            (365,413)
           Inventory                                                                  (1,416,596)            (447,801)
           Other assets                                                                  548,803              544,705
           Accounts payable and accrued expenses                                         781,149              418,779
                                                                                     -----------          -----------

               Net cash (used in) provided by operating activities                      (853,162)           1,399,393

     Cash flows from investing activities:
       Proceeds from sale of property and equipment                                           --              182,928
       Purchases of property and equipment                                              (682,135)             (28,811)
       Purchase additional interest in CTI Mexico                                             --           (1,550,510)
                                                                                     -----------          -----------

               Net cash used in investing activities                                    (682,135)          (1,396,393)

     Cash flows from financing activities:
       Net change in revolving line of credit                                          1,469,728               39,213
       Proceeds from issuance of long-term debt                                        5,296,264              900,000
       Repayment of long-term debt                                                    (4,577,989)            (669,230)
       Repayment of short-term debt                                                     (930,000)                  --
       Repayment of subordinated debt                                                    (10,000)             (75,000)
                                                                                     -----------          -----------

               Net cash provided by financing activities                               1,248,003              194,983

     Effect of exchange rate changes on cash                                             131,596               10,105
                                                                                     -----------          -----------

     Net (decrease) increase in cash                                                    (155,698)             208,088

     Cash and Equivalents at Beginning of Period                                         392,534              130,103
                                                                                     -----------          -----------

     Cash and Equivalents at End of Period                                           $   236,836          $   338,191
                                                                                     ===========          ===========

CTI Industries Corporation and Subsidiaries
Consolidated Balance Sheets

                                                                                  September 30, 2001    December 31, 2000
                                                                                                           As Restated
                                                                                  ------------------    -----------------
                                                                                      (Unaudited)            (Audited)
                                                                                  ------------------    -----------------
                                     ASSETS
Current assets:
  Cash                                                                               $    236,836          $    392,534
  Accounts receivable  (less allowance for doubtful accounts of $353,065 and
   $312,572 at September 30, 2001 and December 31, 2000, respectively)                  4,588,691             2,573,577
  Inventories                                                                           8,136,124             7,060,996
  Deferred tax assets                                                                     208,926                65,700
  Other                                                                                   534,513               659,371
                                                                                     ------------          ------------

      Total current assets                                                             13,705,090            10,752,178

Property and equipment:
  Machinery and equipment                                                              14,117,067            13,472,187
  Building                                                                              2,388,229             2,370,644
  Office furniture and equipment                                                        1,634,343             1,652,823
  Land                                                                                    250,000               250,000
  Leasehold improvements                                                                  161,885               161,885
  Fixtures and equipment at customer locations                                          2,202,742             2,202,743
  Projects under construction                                                             517,325               405,748
                                                                                     ------------          ------------
                                                                                       21,271,591            20,516,030
    Less:  accumulated depreciation                                                   (12,335,266)          (11,342,792)
                                                                                     ------------          ------------

      Total property and equipment, net                                                 8,936,325             9,173,238

Other assets:
  Deferred financing costs, net                                                            94,964                11,412
  Goodwill associated with acquisition of CTI Mexico, net                               1,134,773             1,199,771
  Deferred tax assets                                                                     649,134               812,591
  Other assets                                                                            326,629               269,600
                                                                                     ------------          ------------

      Total other assets                                                                2,205,500             2,293,374
                                                                                     ------------          ------------

TOTAL ASSETS                                                                         $ 24,846,915          $ 22,218,790
                                                                                     ============          ============

See accompanying notes

CTI Industries Corporation and Subsidiaries
Consolidated Balance Sheets

                                                                     September 30, 2001     December 31, 2000
                                                                                                As Restated
                                                                     ------------------     -----------------
                                                                        (Unaudited)             (Audited)
                                                                        ------------          ------------
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                      $  5,982,568          $  5,045,773
  Line of credit                                                           5,079,269             3,609,541
  Notes payable - current portion                                            953,595             4,176,934
  Accrued liabilities                                                      2,174,909             1,781,985
                                                                        ------------          ------------

      Total current liabilities                                           14,190,341            14,614,233

Long-term liabilities:
  Other liabilities                                                        1,434,205               802,596
  Notes payable                                                            3,704,003             1,301,022
  Subordinated debt                                                          702,877               597,670
                                                                        ------------          ------------

      Total long-term liabilities                                          5,841,085             2,701,288

Redeemable common stock                                                           --                    --
Minority interest                                                            217,673               238,787

Stockholders' equity:
  Common stock  -  .195 par value, 5,000,000 shares authorized,
    966,327 shares issued, 841,644 shares outstanding                        188,434               188,434
  Class B Common stock  -  2.73 par value, 500,000 shares
    authorized, 366,300 shares issued and outstanding                      1,000,000             1,000,000
  Paid-in-capital                                                          5,554,332             5,554,332
  Warrants issued in connection with subordinated debt
   and bank debt                                                             487,440               351,978
  Accumulated deficit                                                     (1,961,447)           (1,751,478)
  Accumulated other comprehensive earnings                                   (34,403)              (42,244)
    Less:
      Treasury stock -- 124,683 shares                                      (575,384)             (575,384)
      Stock subscription receivable                                           (4,700)               (4,700)
      Notes receivable from stockholders                                     (56,456)              (56,456)
                                                                        ------------          ------------

      Total stockholders' equity                                           4,597,816             4,664,482
                                                                        ------------          ------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                $ 24,846,915          $ 22,218,790
                                                                        ============          ============

See accompanying notes

CTI Industries Corporation and Subsidiaries
Consolidated Statements of Operations

                                                                    Quarter ended September 30        Year to Date September 30
                                                                      2001             2000             2001               2000
                                                                  (Unaudited)      (Unaudited)      (Unaudited)         (Unaudited)
                                                                  ----------------------------      ------------------------------
Net Sales                                                         $ 6,807,731      $ 4,890,866      $ 19,764,506      $ 17,476,732

Cost of Sales                                                       4,850,569        3,523,455        14,376,770        12,064,510
                                                                  ----------------------------      ------------------------------

      Gross profit on sales                                         1,957,162        1,367,411         5,387,736         5,412,222

Operating expenses:
  Administrative                                                      856,827          798,609         2,422,016         2,513,715
  Selling                                                             492,183          382,346         1,363,034         1,460,298
  Advertising and marketing                                           295,809          277,352           874,119           901,973
                                                                  ----------------------------      ------------------------------

      Total operating expenses                                      1,644,819        1,458,307         4,659,169         4,875,986
                                                                  ----------------------------      ------------------------------

Income (loss) from operations                                         312,343          (90,896)          728,567           536,236

Other income (expense):
  Interest expense                                                   (258,912)        (283,722)         (880,041)         (840,812)
  Interest income                                                          (0)           1,104               742            12,439
  Gain on sale of assets                                                7,512               --            22,534             7,512
  Other                                                              (136,606)          14,933           (87,612)         (231,135)
                                                                  ----------------------------      ------------------------------

      Total other income (expense)                                   (388,011)        (267,685)         (944,377)       (1,051,996)
                                                                  ----------------------------      ------------------------------

Loss before income taxes and minority interest                        (75,668)        (358,581)         (215,810)         (515,760)

Income tax expense (benefit)                                            2,163         (158,444)           15,273           (78,235)
                                                                  ----------------------------      ------------------------------

Loss before minority interest                                         (77,831)        (200,137)         (231,083)         (437,525)

Minority interest in profit (loss) of subsidiary                      (20,093)           1,870           (21,114)              336
                                                                  ----------------------------      ------------------------------

      Net (Loss)                                                  $   (57,738)     $  (202,007)     $   (209,969)     $   (437,861)
                                                                  ============================      ==============================

(Loss) applicable to common shares                                $   (57,738)     $  (202,007)     $   (209,969)     $   (437,861)
                                                                  ============================      ==============================

Basic (loss) per common and common equivalent shares              $     (0.05)     $     (0.12)     $      (0.17)     $      (0.36)
                                                                  ============================      ==============================

Diluted (loss) per common and common equivalent shares            $     (0.05)     $     (0.12)     $      (0.17)     $      (0.36)
                                                                  ============================      ==============================

Weighted average number of shares and equivalent shares
 of common stock outstanding:
    Basic                                                           1,207,944        1,207,944         1,207,944         1,207,944
                                                                  ============================      ==============================

    Diluted                                                         1,207,944        1,207,944         1,207,944         1,207,944
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

In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. The results of operations for the three months and nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year or for any future periods. The accompanying unaudited, condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company's Annual Report on Form 10-KSB/A filed with the Securities and Exchange Commission on December 31, 2000. The balance sheet at September 30, 2001 has been derived from the audited financial statement as of and for the year ended December 31, 2000 but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

Note 4 - Warrants Issued

In July, 2001, warrants to purchase up to 100,000 shares of the Company's Common Stock at $1.78 were issued. The new warrants expire on July 17, 2006.

Note 5 - Change of State of Incorporation

On October 30, 2001, the Company filed the necessary documentation with the Illinois and Delaware Secretaries of State in order to complete its migratory merger/state of incorporation change from Delaware to Illinois. As a consequence of the merger, all shares of the Company's authorized and issued capital stock shall be of no par value.

Note 6 - Recent Accounting Pronouncements

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

Although it is still reviewing the provisions of these Statements, management's preliminary assessment is that these Statements will not have a material impact on the Company's financial position or results of operations

Note 7 - Earnings Per Share

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