Form 10KSB/A
period 2001-12-31
CTI INDUSTRIES CORP
filed 2003-05-01
CIK 1042187

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

     The number of shares of the Registrant's Common Stock outstanding as of April 8, 2002 was 767,131 (excluding treasury shares) and the number of shares of Class B Common Stock outstanding as of that date was 366,300.

     Transitional Small Business Disclosure Format (check one): [_]Yes [X]No

THIS FORM 10-KSB/A IS BEING FILED FOR THE PURPOSE OF AMENDING AND RESTATING PARTS OF 10-KSB/A TO REFLECT THE RESTATEMENT OF OUR CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE PERIODS ENDED DECEMBER 31, 2000 AND DECEMBER 31, 2001. THESE REVISIONS HAVE BEEN MADE REGARDING SUBORDINATED DEBT ROLLFORWARDS, THE RECALCULATION OF EXPENSES ASSOCIATED WITH CERTAIN WARRANTS ISSUED BY THE COMPANY AND THE RECOGNITION OF CERTAIN EXPENSES ASSOCIATED WITH CERTAIN LITIGATION. ALL PORTIONS OF THE 10-KSB/A THAT ARE AFFECTED BY THESE REVISIONS HAVE BEEN ADJUSTED ACCORDINGLY. ALL INFORMATION IN THIS 10-KSB/A IS AS OF DECEMBER 31, 2001, AND DOES NOT REFLECT ANY SUBSEQUENT INFORMATION OR EVENTS OTHER THAN THE RESTATEMENT.

PART I

Item No. 1 Description of Business

Business Overview

THIS FORM 10-KSB/A IS BEING FILED FOR THE PURPOSE OF AMENDING AND RESTATING PARTS OF 10-KSB/A TO REFLECT THE RESTATEMENT OF OUR CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE PERIODS ENDED DECEMBER 31, 2000 AND DECEMBER 31, 2001. THESE REVISIONS HAVE BEEN MADE REGARDING SUBORDINATED DEBT ROLLFORWARDS, THE RECALCULATION OF EXPENSES ASSOCIATED WITH CERTAIN WARRANTS ISSUED BY THE COMPANY AND THE RECOGNITION OF CERTAIN EXPENSES ASSOCIATED WITH CERTAIN LITIGATION. ALL PORTIONS OF THE 10-KSB/A THAT ARE AFFECTED BY THESE REVISIONS HAVE BEEN ADJUSTED ACCORDINGLY. ALL INFORMATION IN THIS 10-KSB/A IS AS OF DECEMBER 31, 2001, AND DOES NOT REFLECT ANY SUBSEQUENT INFORMATION OR EVENTS OTHER THAN THE RESTATEMENT.

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

Item No. 6 Management's Discussion and Analysis of Financial Condition and Results of Operations

      On August 19, 2002, we reported that we had discovered accounting inaccuracies in certain prior period financial statements requiring restatement of the financial statements for those periods. This statement involved inaccuracies related to the recording of expenses associated with the issuance of certain warrants by the Company and, also, related to the timing of the recording of certain litigation settlement expense. We are restating our statements of operations, cash flows, and stockholders' equity for the years ended December 31, 2001 and 2000 and for the interim periods ended March 31, June 30 and September 30 of 2001 and 2002, and the balance sheets as of December 31, 2001 and 2000.

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

      We have determined that the amount of such expense should have been recorded in the following periods for the following amounts:

      Two Months Ended December 31, 1999                   $42,556
      Quarter Ended March 31, 2000                         $45,523
      Quarter Ended June 30, 2000                          $45,523
      Quarter Ended September 30, 2000                     $45,523
      Quarter Ended December 31, 2000                      $45,523
      Quarter Ended March 31, 2001                         $42,471
      Quarter Ended June 30, 2001                          $36,368
      Quarter Ended September 30, 2001                     $43,243
      Quarter Ended December 31, 2001                      $18,998
      Quarter Ended March 31, 2002                         $6,875
      Quarter Ended June 30, 2002                          $6,875
      Quarter Ended September 30, 2002                     $6,875

      In April, 2002, the Company entered into an agreement with a former shareholder under which the Company agreed to purchase 74,513 shares of the Company's common stock from the shareholder and two of the shareholder's children at the price of $3.31 per share and to settle certain pending litigation among the shareholder and the Company without other payment or consideration. Of the total purchase price for the shares, $75,000 was allocated as expense related to this settlement, and the remaining $171,000 was recorded as a retirement of shares, thereby increasing the amount reported as treasury stock. This $75,000 expense was originally recorded for the period ended June 30, 2002. Management has determined that this expense should have been recorded as an expense in the period ending December 31, 2001.

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

General

     The following table sets forth selected financial data of the Company for the years ended December 31, 2001 and December 31, 2000 (in thousands, except per share data):

                                                          Year ended     Year ended
                                                          December 31,   December 31,
                                                          2001           2000
                                                          As Restated    As Restated
                                                          ---------------------------
Consolidated Statement of Operations  Data:

Net sales                                                 $    27,446    $    22,978
Cost of sales                                                  19,835         16,375
                                                          --------------------------

Gross profit                                                    7,611          6,603

Operating Expenses:
  General and administrative                                    3,544          3,584
  Selling                                                       1,760          1,840
  Advertising                                                   1,132            966
                                                          --------------------------

Total operating expenses                                        6,436          6,390
                                                          --------------------------

Operating income                                                1,175            213

Other expense                                                  (1,188)        (1,252)
                                                          --------------------------

Income (loss) before income taxes and minority interest           (13)        (1,039)

Income tax expense                                               (277)          (107)
                                                          --------------------------

Loss before minority interest                                    (290)        (1,146)

Minority interest in loss of subsidiary                            58             87
                                                          --------------------------

Net loss                                                  $      (232)   $    (1,059)
                                                          ==========================

Net loss applicable to common shares                      $      (232)   $    (1,059)
                                                          ==========================

Net loss per share:
  Basic                                                   $     (0.19)   $     (0.88)
                                                          ==========================
  Diluted                                                 $     (0.19)   $     (0.88)
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

     Sales and selected financial information on a geographic basis for 2000 and 2001 are set forth below:

                      United States   United Kingdom    Mexico       Eliminations    Consolidated

Year ended 12/31/00
Revenues              $ 19,132,000    $  2,031,000   $  5,162,000    $ (3,347,000)   $ 22,978,000
Operating income           327,000         177,000       (310,000)         19,000         213,000
Net income (loss)         (729,000)        145,000       (380,000)        (95,000)     (1,059,000)
Total Assets          $ 18,881,000    $    723,000   $  4,849,000    $ (2,235,000)   $ 22,219,000

Year ended 12/31/01
Revenues              $ 24,706,000    $  1,673,000   $  5,940,000    $ (4,873,000)   $ 27,446,000
Operating income         1,323,000          67,000        128,000        (268,000)      1,250,000
Net income (loss)         (104,000)         50,000         46,000        (224,000)       (232,000)
Total Assets          $ 20,355,000    $    620,000   $  5,785,000    $ (2,096,000)   $ 24,664,000


     Cost of Sales. For fiscal 2001, cost of sales increased to 72.3% of net sales compared to 71.3% of net sales for fiscal 2000. In fiscal 2001, profit margins on metalized balloons, latex balloons and laminated and printed film were 27.1%, 14.1% and 33%, respectively, compared to margins on the same product lines for 2000 of 30.2%, 15.4% and 28.9%.

     Administrative. For fiscal 2001, administrative expenses were $3,544,000, or 12.9% of net sales, as compared to $3,585,000 or 15.6% of net sales for fiscal 2000. The decrease in administrative expenses resulted principally from a reduction in work force and related expenses in CTI Mexico during fiscal 2001. Also, the decrease between 2000 and 2001 reflected unusual expenses incurred by the Company during 2000 in relation to a reverse stock split.

     Selling. For fiscal 2001, selling expenses were $1,760,000 or 6.4% of net sales compared to $1,840,000, or 8.0% of net sales for fiscal 2000. The decline in selling expense resulted from reductions in a variety of expenses including royalty payments, commissions, catalogue and brochure expenses, convention expenses and others.

     Advertising and Marketing. For fiscal 2001, advertising and marketing expenses were $1,132,000 or 4.1% of net sales, compared to $966,000 or 4.2% of sales for fiscal 2000. There were no material changes in these expenses during 2001.

     Other Income and Expense. For fiscal 2001, interest expense and loan fees totaled $1,126,000. For fiscal 2000, interest expense was $1,281,000.

     Net Income or Loss. For the fiscal year ended December 31, 2001, the Company had a loss before taxes and minority interest of $13,000 compared to a loss before taxes and minority interest for fiscal 2000 of $1,039,000. The net loss for fiscal 2001 was $232,000 compared to a net loss for fiscal 2000 of $1,059,000.

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

      Litigation. In April, 2002, the Company entered into an agreement with a former shareholder under which the Company agreed to purchase 74,513 shares of the Company's Common Stock from the shareholder and two of the shareholder's children at the price of $3.31 per share and to settle certain pending litigation among the shareholder and the Company without other payment or consideration. Of the total purchase price for the shares, $75,000 has been allocated as expense related to this settlement, and the remaining $171,000 has been recorded as a retirement of shares, thereby increasing the amount recorded as tresury stock. The transaction occurred subsequent to year end 2001 but required accounting recognition in 2001.

Financial Condition

     Cash Flow Items

     Cash Flow From Operations. Cash flow provided by operations for the fiscal year ended December 31, 2001 was $624,000. The funds provided resulted principally from increases in accounts payable, accrued expenses and other during the year of $2,247,000 and depreciation and amortization of $1,666,000 offset by an increase in accounts receivable of $1,860,000 and inventory of $1,832,000. Cash flow generated by operations for the fiscal year ended December 31, 2000, was $1,447,000. This resulted primarily from non-cash depreciation and amortization expenses of $1,751,000.

     Cash Used in Investing Activities. During fiscal 2001, the Company invested $1,002,000 in machinery and equipment. During fiscal 2000, the Company invested $637,000 in machinery and equipment.

     Cash From Financing Activities. Cash generated from financing activities during fiscal 2001 was $102,000. The cash from financing activities was generated principally from the credit facility and loan obtained in January, 2001. During fiscal 2000, cash flow used in financing activities was $410,000. The primary used of the funds was to pay down existing long-term and short-term debt.

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

     Current liabilities. Total current liabilities decreased from $14,614,000 as of December 31, 2000 to $13,363,000 as of December 31, 2001. This decrease is attributable principally to the reduction of the current portion of the long term indebtedness of the Company arising from the payment of prior debt out of the proceeds of the new credit facility and loan obtained in January, 2001.

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

     Licenses

     The Company has certain merchandising license agreements that require royalty payments based upon the Company's net sales of the respective products. The agreements call for guaranteed minimum commitments that are determined on a calendar year basis. Future guaranteed commitments due, as computed on a pro rata basis, as of December 31, are as follows:

     2002                                $   282,000
     2003                                    148,000

Notes Payable

Long-term debt at December 31, 2001 consists of:

Term Loan, payable in monthly installments of $19,805 plus interest at prime
plus 0.75% due February 1, 2004(*) Collateralized by all assets of the Company     $1,208,000

Term Loan, payable in monthly installments of $24,060 including interest at
9.75% due January 5, 2006 net of discount of $135,000. Collateralized by all
assets of the Company                                                               2,533,000

Term Loan, payable in monthly installments of $5,582 including interest at
10.00% due January 5, 2004.  Collateralized by all assets of the company              121,000

         Total                                                                     $3,862,000

         Less current portion                                                        (318,000)
                                                                                  -----------

              Total long-term debt                                                 $3,544,000
                                                                                  -----------

Future Minimum principal payments for amounts outstanding under these long-term debt agreements are as follows for the year ended December 31, 2001:

     2002            $   318,000
     2003                338,000
     2004                770,000
     2005                 40,000
     2006              2,535,000
                      ----------

                      $4,001,000
                      ==========


Liquidity and Financial Resources

     At December 31, 2001 the Company's working capital (current assets less current liabilities) was $780,000 compared to a negative working capital as of December 31, 2000 of ($3,862,000). This significant improvement in working capital during fiscal 2001 was accomplished principally as the result of the loan financings obtained by the Company in January, 2001, as well as improved operating results compared to fiscal 2000.

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

Signatures                         Title                                 Date
----------                         -----                                 ----

 /s/ Howard W. Schwan              President and Director         April 30, 2003
--------------------------
Howard W. Schwan

 /s/ John H. Schwan                Chairman and Director          April 30, 2003
--------------------------
John H. Schwan

 /s/ Stephen M. Merrick            Executive Vice President,      April 30, 2003
--------------------------         Secretary, Chief Financial
Stephen M. Merrick                 Officer and Director

 /s/ Stanley M. Brown              Director                       April 30, 2003
--------------------------
Stanley M. Brown

 /s/ Bret Tayne                    Director                       April 30, 2003
--------------------------
Bret Tayne

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

Date: April 30, 2003

                                        CTI INDUSTRIES CORPORATION


                                        By: /s/ Howard W. Schwan
                                            ------------------------------------
                                            Howard W. Schwan, Chief Executive
                                            Officer

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

Date: April 30, 2003

                                        CTI INDUSTRIES CORPORATION


                                        By: /s/ Stephen M. Merrick
                                            ------------------------------------
                                            Stephen M. Merrick, Chief Financial
                                            Officer

                               SARBANES-OXLEY ACT
                            SECTION 906 CERTIFICATION

      I certify that the periodic report on Form 10-KSB/A containing the financial statements fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o (d)) and that information contained in the periodic report on Form 10-KSB/A fairly presents, in all material respects, the financial condition and results of operations of the issuer.

                                            CTI INDUSTRIES CORPORATION


                                        By:         /s/ Howard W. Schwan
                                            ------------------------------------
                                            Howard W. Schwan,
                                            Chief Executive Officer

                               SARBANES-OXLEY ACT
                            SECTION 906 CERTIFICATION

      I certify that the periodic report on Form 10-KSB/A containing the financial statements fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o (d)) and that information contained in the periodic report on Form 10-KSB/A fairly presents, in all material respects, the financial condition and results of operations of the issuer.

                                            CTI INDUSTRIES CORPORATION


                                        By:        /s/ Stephen M. Merrick
                                            ------------------------------------
                                            Stephen M. Merrick, Chief Financial
                                            Officer

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

As indicated in Note 3 to these accompanying consolidated financial statements, the Company has restated its consolidated financial statements for the years ended December 31, 2000 and 2001.


/s/ Grant Thornton, LLP


Chicago, Illinois
April 10, 2002, except as to Note 3,
which is as of April 15, 2003

CTI Industries Corporation and Subsidiaries
Consolidated Balance Sheets

                                                                               December 31, 2001  December 31, 2000
                                                                                  As Restated        As Restated
                                                                                  See Note 3         See Note 3
                                                                               -----------------  -----------------
                                    ASSETS
Current assets:
  Cash                                                                            $    110,488       $    392,534
  Accounts receivable  (less allowance for doubtful accounts of $375,755 and
   $312,572 at December 31, 2001 and December 31, 2000, respectively)                4,385,050          2,573,577
  Inventories                                                                        8,458,421          7,060,996
  Deferred tax assets                                                                  290,816             65,700
  Other                                                                                898,130            659,371
                                                                                  ------------       ------------

      Total current assets                                                          14,142,905         10,752,178

Property and equipment:
  Machinery and equipment                                                           14,635,962         13,472,187
  Building                                                                           2,398,039          2,370,644
  Office furniture and equipment                                                     1,731,848          1,652,823
  Land                                                                                 250,000            250,000
  Leasehold improvements                                                               161,885            161,885
  Fixtures and equipment at customer locations                                       2,206,096          2,202,743
  Projects under construction                                                          316,230            405,748
                                                                                  ------------       ------------
                                                                                    21,700,060         20,516,030
    Less :  accumulated depreciation and amortization                              (13,000,561)       (11,342,792)
                                                                                  ------------       ------------

      Total property and equipment, net                                              8,699,499          9,173,238

Other assets:
  Deferred financing costs, net                                                         82,653             11,412
  Goodwill associated with acquisition of CTI Mexico, net                            1,113,108          1,199,771
  Deferred tax assets                                                                  361,567            812,591
  Other assets                                                                         264,493            269,600
                                                                                  ------------       ------------

      Total other assets                                                             1,821,821          2,293,374
                                                                                  ------------       ------------

TOTAL ASSETS                                                                      $ 24,664,225       $ 22,218,790
                                                                                  ============       ============

See accompanying notes

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                     December 31,       December 31,
                                                                         2001               2000
                                                                      As Restated        As Restated
                                                                      See Note 3         See Note 3
                                                                     ------------       ------------
Current liabilities:
  Accounts payable                                                      5,492,488          5,045,773
  Line of credit                                                        5,697,717          3,609,541
  Notes payable - current portion                                         318,443          4,176,934
  Accrued liabilities                                                   1,854,710          1,781,985
                                                                      -----------        -----------

      Total current liabilities                                        13,363,358         14,614,233

Long-term liabilities:
  Other liabilities                                                     2,535,826            802,596
  Notes payable - net of current portion                                3,544,002          1,301,022
  Subordinated debt                                                       715,000            597,670
                                                                      -----------        -----------

      Total long-term liabilities                                       6,794,828          2,701,288

Commitments and contingencies                                                  --                 --
Minority interest                                                         180,830            238,787

Stockholders' equity:
  Common stock  - no par value with a stated par value of
    $.195, 5,000,000 shares authorized, 966,327 shares
    issued, 767,131 shares outstanding                                    188,434            188,434
  Class B Common stock  - no par value with a stated
    par value of $2.73, 500,000 shares authorized,
    366,300 shares issued and outstanding                               1,000,000          1,000,000
  Paid-in-capital                                                       5,554,332          5,554,332
  Warrants issued in connection with subordinated debt
    and bank debt                                                         487,440            351,978
  Accumulated deficit                                                  (1,983,770)        (1,751,478)
  Accumulated other comprehensive earnings                               (118,007)           (42,244)
    Less:
      Treasury stock - 199,196 and 124,683 shares                        (746,764)          (575,384)
      Stock subscription receivable                                            --             (4,700)
      Notes receivable from stockholders                                  (56,456)           (56,456)
                                                                      -----------        -----------

      Total stockholders' equity                                        4,325,209          4,664,482
                                                                      -----------        -----------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                              $24,664,225        $22,218,790
                                                                      ===========        ===========

The accompanying notes are an integral part of these financial statements.

CTI Industries Corporation and Subsidiaries
Consolidated Statements of Operations

                                                                              Year ended         Year ended
                                                                             December 31,       December 31,
                                                                                 2001               2000
                                                                             As Restated        As Restated
                                                                             See Note 3         See Note 3
                                                                             -------------------------------
Net Sales                                                                    $ 27,446,494       $ 22,978,117

Cost of Sales                                                                  19,835,066         16,374,720
                                                                             -------------------------------

      Gross profit on sales                                                     7,611,428          6,603,397

Operating expenses:
  Administrative                                                                3,543,647          3,584,516
  Selling                                                                       1,760,138          1,839,906
  Advertising and marketing                                                     1,132,977            965,981
                                                                             -------------------------------

      Total operating expenses                                                  6,436,762          6,390,403
                                                                             -------------------------------

Income from operations                                                          1,174,666            212,994

Other income (expense):
  Interest expense                                                             (1,125,606)        (1,281,287)
  Interest income                                                                   6,160             14,238
  (Loss) gain on sale of assets                                                    (6,816)            30,046
  Other                                                                           (62,100)           (14,977)
                                                                             -------------------------------

      Total other income (expense)                                             (1,188,362)        (1,251,980)
                                                                             -------------------------------

Loss before income taxes and minority interest                                    (13,696)        (1,038,986)

Income tax expense                                                                276,553            106,910
                                                                             -------------------------------

Loss before minority interest                                                    (290,249)        (1,145,896)

Minority interest in loss of subsidiary                                            57,957             86,843
                                                                             -------------------------------

      Net Loss                                                               $   (232,292)      $ (1,059,053)
                                                                             ===============================

Basic loss per common and common equivalent shares                           $      (0.19)      $      (0.88)
                                                                             ===============================

Diluted loss per common and common equivalent shares                         $      (0.19)      $      (0.88)
                                                                             ===============================

Weighted average number of shares and equivalent shares of common stock outstanding:
    Basic                                                                       1,207,740          1,207,944
                                                                             ===============================

    Diluted                                                                     1,207,740          1,207,944
                                                                             ===============================

The accompanying notes are an integral part of these financial statements.

CTI Industries Corporation and Subsidiaries
Consolidated Statements of Stockholders' Equity

                                                                                                     Warrants
                                    Common Stock          Class B Common Stock                       issued in
                                    ------------          --------------------        Paid-in     connection with      Retained
                                 Shares      Amount       Shares       Amount         Capital     subordinated debt     Deficit
                                                                                                     As Restated      As Restated
                              ----------------------------------------------------------------------------------------------------
Balance, January 1, 2000         966,327   $ 188,434      366,300   $ 1,000,000     $ 5,554,332      $ 351,978      $  (692,425)

Expiration of stock
  redemption period

Net loss                                                                                                            $(1,059,053)

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
                              ====================================================================================================

Expiration of stock
  redemption period

Warrants issued in connection
  with senior debt                                                                                   $ 135,462

Net Loss                                                                                                            $  (232,292)

Purchase of Treasury Stock

Other comprehensive income
  Foreign currency translation

Total comprehensive loss
                              ----------------------------------------------------------------------------------------------------

Balance, December 31, 2001       966,327   $ 188,434      366,300   $ 1,000,000     $ 5,554,332      $ 487,440      $(1,983,770)
                              ====================================================================================================


                                                                           Less
                                               ---------------------------------------------------------------
                               Accumulated
                                  Other          Treasury Stock
                              Comprehensive      --------------         Redeemable      Stock    Notes Receivable
                                 Earnings       Shares       Amount     Common Stock  Sub Recvble  Shareholders    TOTAL
                                             As Restated  As Restated
                              ---------------------------------------------------------------------------------------------
Balance, January 1, 2000        $ (14,247)    124,683    ($575,384)    $ 413,406      $(4,700)    ($ 56,456)   $  5,028,704

Expiration of stock
  redemption period                                                    $(413,406)                              $    413,406

Net loss                                                                                                       $ (1,059,053)

Other comprehensive income
  Foreign currency translation  $ (27,997)                                                                     $    (27,997)
                                                                                                               -------------

Total comprehensive loss                                                                                       $ (1,087,050)
                              ----------------------------------------------------------------------------------------------

Balance, December 31, 2000      $ (42,244)    124,683   ($ 575,384)    $      --      $(4,700)    ($ 56,456)   $  4,664,482
                              ==============================================================================================

Expiration of stock
  redemption period                                                                   $(4,700)                 $      4,700

Warrants issued in connection
  with senior debt                                                                                             $    135,462

Purchase of Treasury Stock                      74,513   ($171,380)                                            $   (171,380)

Net loss                                                                                                       $   (232,292)

Other comprehensive income
  Foreign currency translation  $ (75,763)                                                                     $    (75,763)
                                                                                                               -------------

Total comprehensive loss                                                                                       $   (308,055)
                              ----------------------------------------------------------------------------------------------

Balance, December 31, 2001      $(118,007)     199,196  ($ 746,764)    $      --     $    --     ($ 56,456)    $  4,325,209
                              ==============================================================================================

The accompanying notes are an integral part of this financial statement.

CTI Industries Corporation and Subsidiaries
Consolidated Statements of Cash Flows

                                                              For the twelve months ended December 31
                                                                      2001              2000
                                                                    (Audited)         (Audited)
                                                                   As Restated       As Restated
                                                                   See Note 3        See Note 3
                                                                   -----------       -----------
Cash flows from operating activities:
  Net loss                                                         $  (232,292)      $(1,059,053)
  Adjustment to reconcile net loss to cash
      provided by operating activities:
    Depreciation and amortization                                    1,665,758         1,751,318
    Amortization of Debt Discount                                      124,657           182,093
    Minority interest in loss of subsidiary                            (57,957)          (86,843)
    Amortization of deferred gain on sale/leaseback                    (30,046)          (30,046)
    Provision for losses on accounts receivable & inventory            240,000           317,856
    Deferred income taxes                                              225,908            21,933
    Change in assets and liabilities:
      Accounts receivable                                           (1,859,791)        1,455,886
      Inventory                                                     (1,832,182)         (707,564)
      Other assets                                                     132,809            31,906
      Accounts payable accrued expenses and other                    2,246,986          (430,466)
                                                                   -----------       -----------

          Net cash provided by operating activities                    623,850         1,447,020

Cash flows from investing activities:
  Purchases of property and equipment                               (1,002,136)         (636,917)
  Purchase additional interest in CTI Mexico                                --          (109,547)
                                                                   -----------       -----------

          Net cash (used in) investing activities                   (1,002,136)         (746,464)

Cash flows from financing activities:
  Net change in revolving line of credit                             2,088,176          (239,662)
  Proceeds from issuance of long-term debt                           4,299,000                --
  Proceeds from issuance of short-term debt                                            1,470,000
  Repayment of long-term debt                                       (5,604,248)         (970,493)
  Repayment of short-term debt                                        (500,000)         (554,973)
  Repayment of subordinated debt                                       (10,000)         (115,000)
  Purchase of Treasury Stock                                          (171,380)               --
                                                                   -----------       -----------

          Net cash provided by (used in) financing activities          101,548          (410,128)

Effect of exchange rate changes on cash                                 (5,308)          (27,997)
                                                                   -----------       -----------

Net (decrease) increase in cash                                       (282,046)          262,431

Cash and Cash Equivalents at Beginning of Period                       392,534           130,103
                                                                   -----------       -----------

Cash and Cash Equivalents at End of Period                         $   110,488       $   392,534
                                                                   ===========       ===========

Supplemental Disclosure:
  cash paid on interest                                                876,376       $ 1,079,548

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

3.   Restatement

      On August 19, 2002, we reported that we had discovered accounting inaccuracies in certain prior period financial statements requiring restatement of the financial statements for those periods. This statement involved inaccuracies related to the recording of expenses associated with the issuance of certain warrants by the Company and, also, related to the timing of the recording of certain litigation settlement expense. We are restating our statements of operations, cash flows, and stockholders' equity for the years ended December 31, 2001 and 2000 and for the interim periods ended March 31, June 30 and September 30 of 2001 and 2002, and the balance sheets as of December 31, 2001 and 2000.

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

      We have determined that the amount of such expense should have been recorded in the following periods for the following amounts:

      Two Months Ended December 31, 1999                   $42,556
      Quarter Ended March 31, 2000                         $45,523
      Quarter Ended June 30, 2000                          $45,523
      Quarter Ended September 30, 2000                     $45,523
      Quarter Ended December 31, 2000                      $45,523
      Quarter Ended March 31, 2001                         $42,471
      Quarter Ended June 30, 2001                          $36,368
      Quarter Ended September 30, 2001                     $43,243
      Quarter Ended December 31, 2001                      $18,998
      Quarter Ended March 31, 2002                         $6,875
      Quarter Ended June 30, 2002                          $6,875
      Quarter Ended September 30, 2002                     $6,875

      In April, 2002, the Company entered into an agreement with a former shareholder under which the Company agreed to purchase 74,513 shares of the Company's common stock from the shareholder and two of the shareholder's children at the price of $3.31 per share and to settle certain pending litigation among the shareholder and the Company without other payment or consideration. Of the total purchase price for the shares, $75,000 was allocated as expense related to this settlement, and the remaining $171,000 was recorded as a retirement of shares, thereby increasing the amount reported as treasury stock. This $75,000 expense was originally recorded for the period ended June 30, 2002. Management has determined that this expense should have been recorded as an expense in the period ending December 31, 2001.

      The restated financial statements in this Report incorporate the proper entries for these expenses and all necessary adjustments have been made to the statement of operations, cash flows, stockholders' equity and balance sheet in the financial statements.

CTI Industries Corporation and Subsidiaries
Restated Balance Sheet @ 12/31/00

                                                                                                              Restated
                                                                            Unadjusted                       Year Ended
                                                                            Year Ended                      December 31,
                                                                         December 31, 2000    Adjustments       2000
                                                                         -----------------    -----------   ------------
                                 ASSETS
Current assets:
  Cash                                                                     $    392,534                         392,534
  Accounts receivable                                                         2,573,577                       2,573,577
  Inventories                                                                 7,060,996                       7,060,996
  Deferred tax assets                                                            65,700                          65,700
  Other                                                                         659,371                         659,371
                                                                           ------------                    ------------

      Total current assets                                                   10,752,178                      10,752,178

Property and equipment:
  Machinery and equipment                                                    13,472,187                      13,472,187
  Building                                                                    2,370,644                       2,370,644
  Office furniture and equipment                                              1,652,823                       1,652,823
  Land                                                                          250,000                         250,000
  Leasehold improvements                                                        161,885                         161,885
  Fixtures and equipment at customer locations                                2,202,743                       2,202,743
  Projects under construction                                                   405,748                         405,748
                                                                           ------------                    ------------
                                                                             20,516,030                      20,516,030
    Less:  accumulated depreciation                                         (11,342,792)                    (11,342,792)
                                                                           ------------                    ------------

      Total property and equipment, net                                       9,173,238                       9,173,238

Other assets:
  Deferred financing costs, net                                                  11,412                          11,412
  Goodwill associated with acquisition of CTI Mexico, net                     1,199,771                       1,199,771
  Deferred tax assets                                                           812,591                         812,591
  Other assets                                                                  269,600                         269,600
                                                                           ------------                    ------------

      Total other assets                                                      2,293,374                       2,293,374
                                                                           ------------                    ------------

TOTAL ASSETS                                                               $ 22,218,790                      22,218,790
                                                                           ============                    ============

See accompanying notes

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                         $  5,045,773                       5,045,773
  Line of credit                                                              3,609,541                       3,609,541
  Notes payable - current portion                                             4,176,934                       4,176,934
  Accrued liabilities                                                         1,781,984                       1,781,984
                                                                           ------------                    ------------

      Total current liabilities                                              14,614,232                      14,614,232

Long-term liabilities:
  Other liabilities                                                             802,596                         802,596
  Notes payable                                                               1,301,022                       1,301,022
  Subordinated debt                                                             496,640        101,030          597,670
                                                                           ------------                    ------------

      Total long-term liabilities                                             2,600,258                       2,701,288

Redeemable common stock                                                              --
Minority interest                                                               238,787                         238,787

Stockholders' equity:
  Common stock  - $.195 par value, 5,000,000 shares authorized,
    966,327 shares issued, 841,644 shares outstanding                           188,434                         188,434
  Class B Common stock  - $2.73 par value, 500,000 shares
    authorized, 366,300 shares issued and outstanding                         1,000,000                       1,000,000
  Paid-in-capital                                                             5,554,332                       5,554,332
  Warrants issued in connection with subordinated debt                          228,360        123,618          351,978
  Accumulated deficit                                                        (1,526,829)      (224,649)      (1,751,478)
  Accumulated other comprehensive earnings                                      (42,244)                        (42,244)
    Less:
      Treasury stock - 124,683 shares                                          (575,384)                       (575,384)
      Redeemable common stock                                                        --                               0
      Stock subscription receivable                                              (4,700)                         (4,700)
      Notes receivable from stockholders                                        (56,456)                        (56,456)
                                                                           ------------                    ------------

      Total stockholders' equity                                              4,765,513                       4,664,482
                                                                           ------------                    ------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                   $ 22,218,790                      22,218,790
                                                                           ============                    ============

See accompanying notes

CTI Industries Corporation and Subsidiaries
Restated Income Statement @ 12/31/00

                                                                           Year Ended                           Restated
                                                                        December 31, 2000    Adjustments    December 31, 2000
                                                                        -----------------    -----------    -----------------
Net Sales                                                                  $ 22,978,117                          22,978,117

Cost of Sales                                                                16,374,720                          16,374,720
                                                                           ------------                        ------------

      Gross profit on sales                                                   6,603,397                           6,603,397

Operating expenses:
  Administrative                                                              3,584,516                           3,584,516
  Selling                                                                     1,839,906                           1,839,906
  Advertising and marketing                                                     965,981                             965,981
                                                                           ------------                        ------------

      Total operating expenses                                                6,390,403                           6,390,403
                                                                           ------------                        ------------

Income (loss) from operations                                                   212,994                             212,994

Other income (expense):
  Interest expense                                                           (1,099,194)       (182,093)         (1,281,287)
  Interest income                                                                14,238                              14,238
  Gain on sale of assets                                                         30,046                              30,046
  Other                                                                         (14,977)                            (14,977)
                                                                           ------------                        ------------

      Total other income (expense)                                           (1,069,887)                         (1,251,980)
                                                                           ------------                        ------------

Loss before income taxes and minority interest                                 (856,893)                         (1,038,986)

Income tax expense (benefit)                                                    106,910                             106,910
                                                                           ------------                        ------------

Loss before minority interest                                                  (963,803)                         (1,145,896)

Minority interest in profit (loss) of subsidiary                                (86,843)                            (86,843)
                                                                           ------------                        ------------

      Net loss                                                             $   (876,960)                         (1,059,053)
                                                                           ============                        ============

Income (loss) applicable to common shares                                  $   (876,960)                         (1,059,053)
                                                                           ============                        ============

Basic income (loss) per common and common equivalent shares                $      (0.73)                              (0.88)
                                                                           ============                        ============

Diluted income (loss) per common and common equivalent shares              $      (0.73)                              (0.88)
                                                                           ============                        ============

Weighted average number of shares and equivalent shares of
  common stock outstanding:
    Basic                                                                     1,207,944                           1,207,944
                                                                           ============                        ============

    Diluted                                                                   1,207,944                           1,207,944
                                                                           ============                        ============

See accompanying notes

CTI Industries Corporation and Subsidiaries
Restated Balance Sheet @ 12/31/01

                                                                            Unadjusted                            Restated
                                                                         December 31, 2001    Adjustments     December 31, 2001
                                                                         -----------------    -----------     -----------------
                                    ASSETS
Current assets:
  Cash                                                                     $    110,488                             110,488
  Accounts receivable                                                         4,385,050                           4,385,050
  Inventories                                                                 8,458,421                           8,458,421
  Deferred tax assets                                                           290,816                             290,816
  Other                                                                         898,130                             898,130
                                                                           ------------                        ------------

      Total current assets                                                   14,142,905                          14,142,905

Property and equipment:
  Machinery and equipment                                                    14,635,962                          14,635,962
  Building                                                                    2,398,039                           2,398,039
  Office furniture and equipment                                              1,731,848                           1,731,848
  Land                                                                          250,000                             250,000
  Leasehold improvements                                                        161,885                             161,885
  Fixtures and equipment at customer locations                                2,206,096                           2,206,096
  Projects under construction                                                   316,230                             316,230
                                                                           ------------                        ------------
                                                                             21,700,060                          21,700,060
    Less :  accumulated depreciation                                        (13,000,561)                        (13,000,561)
                                                                           ------------                        ------------

      Total property and equipment, net                                       8,699,499                           8,699,499

Other assets:
  Deferred financing costs, net                                                  82,653                              82,653
  Goodwill associated with acquisition of CTI Mexico, net                     1,113,108                           1,113,108
  Deferred tax assets                                                           361,567                             361,567
  Other assets                                                                  264,493                             264,493
                                                                           ------------                        ------------

      Total other assets                                                      1,821,821                           1,821,821
                                                                           ------------                        ------------

TOTAL ASSETS                                                               $ 24,664,225                          24,664,225
                                                                           ============                        ============

See accompanying notes

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                         $  5,492,488                           5,492,488
  Line of credit                                                              5,697,717                           5,697,717
  Notes payable - current portion                                               318,443                             318,443
  Accrued liabilities                                                         1,608,071          246,638          1,854,710
                                                                           ------------                        ------------

      Total current liabilities                                              13,116,719                          13,363,358

Long-term liabilities:
  Other liabilities                                                           2,535,826                           2,535,826
  Notes payable                                                               3,682,137         (138,135)         3,544,002
  Subordinated debt                                                             486,640          228,360            715,000
                                                                           ------------                        ------------

      Total long-term liabilities                                             6,704,603                           6,794,828

Redeemable common stock                                                              --
Minority interest                                                               180,830                             180,830

Stockholders' equity:
  Common stock  - $.195 par value, 5,000,000 shares authorized,
    966,327 shares issued, 841,644 shares outstanding                           188,434                             188,434
  Class B Common stock  - $2.73 par value, 500,000 shares
    authorized, 366,300 shares issued and outstanding                         1,000,000                           1,000,000
  Paid-in-capital                                                             5,554,332                           5,554,332
  Warrants issued in connection with subordinated debt and bank debt            228,360          259,080            487,440
  Accumulated deficit                                                        (1,559,206)        (424,564)        (1,983,770)
  Accumulated other comprehensive earnings                                     (118,007)                           (118,007)
    Less:
      Treasury stock                                                           (575,384)        (171,380)          (746,764)
      Redeemable common stock                                                        --                                   0
      Stock subscription receivable                                                  --                                   0
      Notes receivable from stockholders                                        (56,456)                            (56,456)
                                                                           ------------                        ------------

      Total stockholders' equity                                              4,662,073                           4,325,209
                                                                           ------------                        ------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                   $ 24,664,225                          24,664,225
                                                                           ============                        ============

See accompanying notes

CTI Industries Corporation and Subsidiaries
Restated Income Statement @ 12/31/01

                                                                           Quarter Ended                         Restated
                                                                         December 31, 2001    Adjustments    December 31, 2001
                                                                         -----------------    -----------    -----------------
Net Sales                                                                  $ 27,446,494                          27,446,494

Cost of Sales                                                                19,835,066                          19,835,066
                                                                           ------------                        ------------

  Gross profit on sales                                                       7,611,428                           7,611,428

Operating expenses:
  Administrative                                                              3,468,389           75,258          3,543,647
  Selling                                                                     1,760,138                           1,760,138
  Advertising and marketing                                                   1,132,977                           1,132,977
                                                                           ------------                        ------------

      Total operating expenses                                                6,361,504                           6,436,762
                                                                           ------------                        ------------

Income (loss) from operations                                                 1,249,924                           1,174,666

Other income (expense):
  Interest expense                                                           (1,000,949)        (124,657)        (1,125,606)
  Interest income                                                                 6,160                               6,160
  Gain on sale of assets                                                         (6,816)                             (6,816)
  Other                                                                         (62,100)                            (62,100)
                                                                           ------------                        ------------

      Total other income (expense)                                           (1,063,705)                         (1,188,362)
                                                                           ------------                        ------------

Loss before income taxes and minority interest                                  186,219                             (13,696)

Income tax expense (benefit)                                                    276,553                             276,553
                                                                           ------------                        ------------

Loss before minority interest                                                   (90,334)                           (290,249)

Minority interest in profit (loss) of subsidiary                                 57,957                              57,957
                                                                           ------------                        ------------

      Net loss                                                             $    (32,377)                           (232,292)
                                                                           ============                        ============

Income (loss) applicable to common shares                                  $    (32,377)                           (232,292)
                                                                           ============                        ============

Basic income (loss) per common and common equivalent shares                $      (0.03)                              (0.19)
                                                                           ============                        ============

Diluted income (loss) per common and common equivalent shares              $      (0.03)                              (0.19)
                                                                           ============                        ============

Weighted average number of shares and equivalent shares of
  common stock outstanding:
    Basic                                                                     1,207,740                           1,207,740
                                                                           ============                        ============

    Diluted                                                                   1,207,740                           1,207,740
                                                                           ============                        ============

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


5.   Line of Credit

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

6.   Subordinated Debt

In November, 1999, the Company received $865,000 from certain shareholders in exchange for (a) two year 10% subordinated notes, and (b) three year warrants to purchase 423,579 common shares at $1.69 per share. The cash proceeds were allocated to the note and warrants based upon the relative fair value of the securities issued. The value of the warrants was $351,978 calculated using the Black Scholes option pricing formula. The $865,000 proceeds were allocated to subordinated notes in the amount of $513,022 and warrants issued in connection with subordinated debt, within stockholders' equity, of $351,978 based upon the relative fair values.

In November 2001, the subordinated notes maturity dates were extended to March 1, 2004.

CTI Industries Corporation and Subsidiaries

Notes to the Consolidated Financial Statements


7.   Notes Payable

Notes Payable consists of:

                                                                                December 31,    December 31,
                                                                                    2001            2000
                                                                                 ----------      ----------
     Term Loan, payable in monthly installments of $19,805 plus interest at prime plus 0.75% due February 1, 2004. Collateralized by all assets of
     the Company.                                                                $1,208,145      $       --

     Term Loan, payable in monthly installments of $24,060 including interest at 9.75% due January 5, 2006 net of discount of $135,462.  Collateralized
     by all assets of the Company.                                                2,533,411              --

     Term Loan, payable in monthly installments of $5,582 including interest at 10.00% due January 5, 2004.  Collateralized by all assets of the
     Company.                                                                       120,889              --

     Term Loan, payable in monthly installments of $43,979 including interest at 8.25% due May, 2002. Collateralized by all assets of the
     Company.                                                                            --         702,837

     Term Loan, payable in monthly installments of $19,617 including interest at 8.25% due September, 2001. Collateralized by all assets of
     the Company.                                                                        --       1,959,525

     Term Loan, payable in monthly installments of $46,195 including interest at 8.25% due February 2004. Collateralized by all assets of
     the Company.                                                                        --       1,482,291

     Single payment note due January 31, 2001. Interest at prime rate.
     Unsecured.                                                                          --         250,000

     Single payment notes payable to an officer/shareholder. Interest at 9%,
     payable on demand. Unsecured.                                                       --         350,000

     Single payment notes payable to an officer/shareholder. Interest at 9%,
     payable on demand. Unsecured.                                                       --         370,000

     Installment Loan, payable in monthly installments of $3,633 including
     interest at 8.25% due May, 2001. Collateralized by equipment.                       --          11,137

     Single payment note due September, 2003 Interest at 26%. Unsecured.                 --          51,071

     Note payable on demand. Interest at 48%. Unsecured.                                 --          83,440
     Interest payable monthly.

     Note payable on demand. Interest at 48%. Unsecured.                                 --         125,160
     Interest payable monthly.

     Term Loan, payable in monthly installments of $3,854 plus interest at 4%
     over the CTP rate(20.25% at Dec. 31,2000), due December, 2002. Unsecured.           --          92,495
                                                                                 --------------------------

     Total                                                                       $3,862,445      $5,477,956

     Less current portion                                                           318,443       4,176,934
                                                                                 --------------------------

          Total long-term debt                                                   $3,544,002      $1,301,022
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

8.   Stock Redemption

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

9.   Income Taxes

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

Income tax provisions differed from the taxes calculated at the statutory federal tax rate as follows:

                                      December 31, 2001      December 31, 2000
Taxes at statutory rate                  $   (4,600)             $ (353,000)
State income taxes                                0                 (50,000)
Increase in deferred tax
   Valuation allowance                       27,300                 214,900
Foreign tax on assets                          -                     42,700
Foreign taxes and other                     253,853                 252,310
                                         ----------              ----------

Income tax provision (benefit)           $  276,553              $  106,910
                                         ==========              ==========

CTI Industries Corporation and Subsidiaries

Notes to the Consolidated Financial Statements


10.   Research and Development

The Company conducts product development and research activities which includes
(i) creative product development, (ii) creative marketing, and (iii) engineering development. During the year ended December 31, 2000, and the year ended December 31, 2001, the Company estimates that the total amount spent on research and development activities was approximately, $291,000 and $325,000, respectively.

11.   Employee Benefit Plan

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

12.  Related Party Transactions

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


15. Sales/Leaseback of Building

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

If compensation cost based on fair value method of the options had been used, the Company's net income and earnings per common share (EPS) would have been as follows for the years ended December 31:

                                                              2000         2001
                                                              ----         ----
   Net income (loss)         As reported                 $  (1,059)   $    (232)
                             Pro Forma                   $  (1,351)   $    (385)
   EPS                       As reported                 $   (0.88)   $   (0.19)
                             Pro Forma                   $   (1.12)   $   (0.32)

The pro forma effect of compensation cost based on the fair value method of the warrants issued in 2000 and 2001 was not significant.

The fair value of each option was estimated as of the date of the grant using the Black-Scholes option pricing model based on the following assumptions:

                                                  2000               2001
                                                --------           --------
   Expected life (years)                          10.0               7.5
   Volatility                                      141%            116.8%
   Risk-free interest rate                         6.1%              4.5%
   Dividend yield                                   --                --


The weighted average fair value of options granted during the years ending December 31, 2000 and December 31, 2001 was $1.35 and $1.48 per share, respectively. Significant option and warrant groups outstanding at December 31, 2000 and related weighted average price and remaining life information are as follows:

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

Earnings per share for the years ended December 31, 2000, and December 31, 2001 was computed as follows:


                                            Year ended           Year Ended
                                         December 31, 2000    December 31, 2001
                                           As Restated          As Restated
         BASIC
Average shares outstanding:
  Weighted average shares
   Outstanding during period                   1,207,944            1,207,740

Earnings:
  Net loss                                   $(1,059,053)         $  (232,292)

Amount for per share
  Computation                                $(1,059,053)         $  (232,292)
                                             ===========          ===========

Net loss applicable to
    Common shares                            $     (0.88)         $     (0.19)
                                             ===========          ===========

        DILUTED
Average shares outstanding:
  Weighted average shares
    Outstanding                                1,207,944            1,207,740
  Common stock equivalents
    (options/warrants)                                --                   --
                                             -----------          -----------
Weighted average shares
   Outstanding during period                   1,207,944            1,207,740

Earnings:
  Net loss                                   $(1,059,053)         $  (232,292)

Amount for per share
  Computation                                $(1,059,053)         $  (232,292)
                                             ===========          ===========

Net loss applicable to
    Common shares                            $     (0.88)         $     (0.19)
                                             ===========          ===========

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

                                United States       United Kingdom        Mexico         Eliminations       Consolidated
Year ended 12/31/00
Revenues                        $  19,132,267       $   2,030,685      $ 5,162,131      $ (3,346,966)      $  22,978,117
Operating income (loss)               326,986             177,340         (310,019)           18,687             212,994
Net income (loss)                    (728,285)            144,898         (380,170)          (95,496)         (1,059,053)
Total Assets                    $  18,881,026       $     723,178      $ 4,849,095      $ (2,234,509)      $  22,218,790

Year ended 12/31/01
Revenues                        $  24,706,305       $   1,672,672      $ 5,940,039      $ (4,872,522)      $  27,446,494
Operating income (loss)             1,323,067              66,594          128,002          (267,739)          1,249,924
Net income (loss)                    (104,384)             49,697           46,451          (224,056)           (232,292)
Total Assets                    $  20,354,875       $     620,228      $ 5,785,584      $ (2,096,462)      $  24,664,225

20. Litigation. In April, 2002, the Company entered into an agreement with a former shareholder under which the Company agreed to purchase 74,513 shares of the Company's Common Stock from the shareholder and two of the shareholder's children at the price of $3.31 per share and to settle certain pending litigation among the shareholder and the Company without other payment or consideration. Of the total purchase price for the shares, $75,000 has been allocated as expense related to this settlement, and the remaining $171,000 has been recorded as a retirement of shares, thereby increasing the amount recorded as tresury stock. The transaction occurred subsequent to year end 2001 but required accounting recognition in 2001.