Form 10QSB/A
period 2002-03-31
CTI INDUSTRIES CORP
filed 2003-05-01
CIK 1042187

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:


      COMMON STOCK, no par value, 767,131 outstanding Shares and CLASS B COMMON STOCK, no par value, 366,300 outstanding Shares, as of March 31, 2002.

      THIS FORM 10-QSB/A IS BEING FILED FOR THE PURPOSE OF AMENDING AND RESTATING PARTS OF FORM 10-QSB TO REFLECT THE RESTATEMENT OF OUR CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE PERIODS ENDED MARCH 31, 2001 AND 2002. THESE REVISIONS HAVE BEEN MADE REGARDING SUBORDINATED DEBT ROLLFORWARDS, THE RECALCULATION OF EXPENSES ASSOCIATED WITH CERTAIN WARRANTS ISSUED BY THE COMPANY AND THE RECOGNITION OF CERTAIN EXPENSES ASSOCIATED WITH CERTAIN LITIGATION. ALL PORTIONS OF THE FORM 10-QSB THAT ARE EFFECTED BY THESE REVISIONS HAVE BEEN ADJUSTED ACCORDINGLY. ALL INFORMATION IN THIS FORM 10-QSB/A IS AS OF MARCH 31, 2002 AND DOES NOT REFLECT ANY SUBSEQUENT INFORMATION OR EVENTS OTHER THAN THE RESTATEMENT.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

      THIS FORM 10-QSB/A IS BEING FILED FOR THE PURPOSE OF AMENDING AND RESTATING PARTS OF FORM 10-QSB TO REFLECT THE RESTATEMENT OF OUR CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE PERIODS ENDED MARCH 31, 2001 AND 2002. THESE REVISIONS HAVE BEEN MADE REGARDING SUBORDINATED DEBT ROLLFORWARDS, THE RECALCULATION OF EXPENSES ASSOCIATED WITH CERTAIN WARRANTS ISSUED BY THE COMPANY AND THE RECOGNITION OF CERTAIN EXPENSES ASSOCIATED WITH CERTAIN LITIGATION. ALL PORTIONS OF THE FORM 10-QSB THAT ARE EFFECTED BY THESE REVISIONS HAVE BEEN ADJUSTED ACCORDINGLY. ALL INFORMATION IN THIS FORM 10-QSB/A IS AS OF MARCH 31, 2002 AND DOES NOT REFLECT ANY SUBSEQUENT INFORMATION OR EVENTS OTHER THAN THE RESTATEMENT.

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

      Litigation Settlements. In April, 2002, The Company entered into an agreement with a former shareholder under which the Company agreed to purchase 74,513 shares of the Company's common stock from the shareholder and two of the shareholder's children at the price of $3.31 per share and to settle certain pending litigation among the shareholder and the Company without other payment or consideration. Of the total purchase price for the shares, $75,000 has been allocated as expense related to this settlement, and the remaining $171,000 has been recorded as a retirement of shares, thereby increasing the amount reported as treasury stock. These allocations have been deemed a subsequent event to year end 2001 and have previously been reflected in the financial statements to the Company's Report on Form 10-KSB for the period ending December 31, 2001, as restated.

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

      Other Income or Expense. Interest expense decreased to $180,000 for the three months ended March 31, 2002, as compared to $342,000 for the three month period ended March 31, 2001. The decrease in interest expense is due to the Company's refinancing of its debt in the first quarter of 2001.

      Net Income or Loss. For the three months ended March 31, 2002, the Company had net income before taxes and minority interest of $641,000 as compared to a net loss before taxes and minority interest of $190,000 for the same three-month period in 2001. The provision for income taxes for the three-month period ended March 31, 2002 was $247,000 resulting in net income of $370,000. The provision for income taxes for the three-month period ended March 31, 2001 was $9,000, resulting in a net loss of $176,000

Financial Condition

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

Date: April 30, 2003

                                                 /s/ Howard W. Schwan
                                                 -----------------------
                                                 Howard W. Schwan
                                                 Chief Executive Officer

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

Date: April 30, 2003

                                               /s/ Stephen M. Merrick
                                               ----------------------
                                               Stephen M. Merrick
                                               Executive Vice President and
                                               Chief Financial Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of CTI Industries Corporation (the "Company") on Form 10-QSB/A for the period ending March 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John H. Schwan, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

      (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

                                                /s/ Howard W. Schwan
                                                -----------------------
                                                Howard W. Schwan
                                                Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of CTI Industries Corporation (the "Company") on Form 10-QSB/A for the period ending March 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Stephen M. Merrick, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

                                                /s/ Stephen M. Merrick
                                                -----------------------
                                                Stephen M. Merrick
                                                Chief Financial Officer

CTI Industries Corporation and Subsidiaries
Consolidated Balance Sheets

                                                                              March 31, 2002  December 31, 2001
                                                                               (Unaudited)        (Audited)
                                                                                                 As Restated
                                                                              --------------  -----------------
                                    ASSETS
Current assets:
  Cash                                                                         $     85,298    $    110,488
  Accounts receivable  (less allowance for doubtful accounts of $249,600 and
   $375,755 at March 31, 2002 and December 31, 2001, respectively)                6,069,072       4,385,050
  Inventories                                                                     9,129,061       8,458,421
  Deferred tax assets                                                               290,816         290,816
  Other                                                                             885,853         898,130
                                                                               ------------    ------------

      Total current assets                                                       16,460,101      14,142,905

Property and equipment:
  Machinery and equipment                                                        14,814,041      14,635,962
  Building                                                                        2,517,839       2,398,039
  Office furniture and equipment                                                  1,740,244       1,731,848
  Land                                                                              250,000         250,000
  Leasehold improvements                                                            161,885         161,885
  Fixtures and equipment at customer locations                                    2,232,285       2,206,096
  Projects under construction                                                       377,972         316,230
                                                                               ------------    ------------
                                                                                 22,094,266      21,700,060
    Less: accumulated depreciation                                              (13,317,120)    (13,000,561)
                                                                               ------------    ------------

      Total property and equipment, net                                           8,777,146       8,699,499

Other assets:
  Deferred financing costs, net                                                     100,206          82,653
  Goodwill associated with acquisition of CTI Mexico, net                         1,113,108       1,113,108
  Deferred tax assets                                                               118,250         361,567
  Other assets                                                                      258,928         264,493
                                                                               ------------    ------------

      Total other assets                                                          1,590,492       1,821,821
                                                                               ------------    ------------

TOTAL ASSETS                                                                     26,827,739      24,664,225
                                                                               ============    ============

See accompanying notes

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                                7,164,975       5,492,488
  Line of credit                                                                  6,090,817       5,697,717
  Notes payable - current portion                                                   318,443         318,443
  Accrued liabilities                                                             1,666,544       1,854,710
                                                                               ------------    ------------

      Total current liabilities                                                  15,240,779      13,363,358

Long-term liabilities:
  Other liabilities                                                               2,422,844       2,535,826
  Notes payable                                                                   3,476,828       3,544,002
  Subordinated debt                                                                 715,000         715,000
                                                                               ------------    ------------

      Total long-term liabilities                                                 6,614,672       6,794,828

Minority interest                                                                   204,538         180,830

Stockholders' equity:
  Common stock - no par value with a stated par value of $.195,
  5,000,000 shares authorized, 966,327 shares issued, 767,131 shares                188,434         188,434
  outstanding
  Class B Common stock - no par value with a stated par value of $2.73,
   500,000 shares authorized, 366,300 shares issued and outstanding               1,000,000       1,000,000
  Paid-in-capital                                                                 5,554,332       5,554,332
  Warrants issued in connection with subordinated debt and bank debt                487,440         487,440
  Accumulated deficit                                                            (1,613,339)     (1,983,770)
  Accumulated other comprehensive earnings                                          (45,897)       (118,007)
    Less:
      Treasury stock - 199,196 shares                                              (746,764)       (746,764)
      Notes receivable from stockholders                                            (56,456)        (56,456)
                                                                               ------------    ------------

      Total stockholders' equity                                                  4,767,750       4,325,209
                                                                               ------------    ------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                       $ 26,827,739    $ 24,664,225
                                                                               ============    ============

See accompanying notes

CTI Industries Corporation and Subsidiaries
Consolidated Statements of Operations

                                                                 Qtr Ended      Qtr Ended
                                                                 03/31/02       03/31/01
                                                                (Unaudited)    (Unaudited)
                                                                -----------    -----------
Net Sales                                                       $ 9,738,097    $ 6,080,573

Cost of Sales                                                     7,183,845      4,457,778
                                                                -----------    -----------

      Gross profit on sales                                       2,554,252      1,622,795

Operating expenses:
  Administrative                                                  1,001,900        746,925
  Selling                                                           375,277        425,581
  Advertising and marketing                                         393,222        271,199
                                                                -----------    -----------

      Total operating expenses                                    1,770,399      1,443,705
                                                                -----------    -----------

Income from operations                                              783,853        179,090

Other income (expense):
  Interest expense                                                 (179,990)      (342,375)
  Interest income                                                       227            741
  (Loss) gain on sale of assets                                     (10,694)         7,512
  Other                                                              48,035        (35,072)
                                                                -----------    -----------

      Total other income (expense)                                 (142,422)      (369,194)
                                                                -----------    -----------

Income (loss) before income taxes and minority interest             641,431       (190,104)

Income tax expense (benefit)                                        247,293          9,123
                                                                -----------    -----------

Income (loss) before minority interest                              394,138       (199,227)

Minority interest in income (loss) of subsidiary                    (23,707)       (23,487)
                                                                -----------    -----------

      Net Profit (Loss)                                         $   370,431    $  (175,740)
                                                                ===========    ===========

Income (loss) applicable to common shares                       $   370,431    $  (175,740)
                                                                ===========    ===========

Basic income (loss) per common and common equivalent shares     $      0.33    $     (0.15)
                                                                ===========    ===========

Diluted income (loss) per common and common equivalent shares   $      0.30    $     (0.15)
                                                                ===========    ===========

Weighted average number of shares and equivalent shares
  of common stock outstanding:
    Basic                                                         1,133,431      1,207,944
                                                                ===========    ===========

    Diluted                                                       1,221,351      1,207,944
                                                                ===========    ===========

The accompanying notes are an integral part of these financial statements.

CTI Industries Corporation and Subsidiaries
Consolidated Statements of Cash Flows


                                                                       Quarter Ended
                                                               March 31, 2002  March 31, 2001
                                                               --------------  --------------
Cash flows from operating activities:
  Net income (loss)                                             $   370,431    $  (175,740)
  Adjustment to reconcile net income (loss) to cash
      provided by (used in) operating activities:
    Depreciation and amortization                                   345,484        390,936
    Amortization of Debt Discount                                     6,875         42,471
    Minority interest in gain (loss) of subsidiary                   23,707        (23,487)
    Gain (loss) on sale of fixed assets                                   0         (7,512)
    Provision for losses on accounts receivable & inventory          75,000         50,000
    Deferred income taxes                                           154,153
    Change in assets and liabilities:
      Accounts receivable                                        (1,497,995)    (1,338,556)
      Inventory                                                    (684,652)      (215,727)
      Other assets                                                 (137,437)       204,184
      Accounts payable and accrued expenses                       1,365,995        (11,642)
                                                                -----------    -----------

          Net cash provided by (used in) operating activities        21,561     (1,085,073)

Cash flows from investing activities:
  Purchases of property and equipment                              (319,296)       (81,938)
                                                                -----------    -----------

          Net cash (used in) investing activities                  (319,296)       (81,938)

Cash flows from financing activities:
  Net change in revolving line of credit                            393,100        910,770
  Proceeds from issuance of long-term debt                                0      4,655,035
  Proceeds from issuance of short-term debt                               0      1,131,819
  Repayment of long-term debt                                       (59,415)    (4,464,216)
  Repayment of short-term debt                                      (61,122)    (1,014,920)
  Repayment of subordinated debt                                          0        (10,000)
                                                                -----------    -----------

          Net cash provided by  financing activities                272,563      1,208,488

Effect of exchange rate changes on cash                                 (18)           792
                                                                -----------    -----------

Net (decrease) increase in cash                                     (25,190)        42,269

Cash and Equivalents at Beginning of Period                         110,488        392,534
                                                                -----------    -----------

Cash and Equivalents at End of Period                           $    85,298    $   434,803
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

In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year or for any future periods. The accompanying unaudited, condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company's Annual Report on Form 10-KSB/A filed with the Securities and Exchange Commission on December 31, 2001. The balance sheet at March 31, 2002 has been derived from the audited financial statement as of and for the year ended December 31, 2001 but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

Note 2 - Restatement

The Company restated its balance sheet as of December 31, 2001. The restatement is further discussed in Note 3 of the Notes to the Consolidated Financial Statements on Form 10-KSB/A for the year ended December 31, 2001.

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

Note 5 - Litigation

Litigation Settlements. In April, 2002, The Company entered into an agreement with a former shareholder under which the Company agreed to purchase 74,513 shares of the Company's common stock from the shareholder and two of the shareholder's children at the price of $3.31 per share and to settle certain pending litigation among the shareholder and the Company without other payment or consideration. Of the total purchase price for the shares, $75,000 has been allocated as expense related to this settlement, and the remaining $171,000 has been recorded as a retirement of shares, thereby increasing the amount reported as treasury stock. These allocations have been deemed a subsequent event to year end 2001 and have previously been reflected in the financial statements to the Company's Report on Form 10-KSB for the period ending December 31, 2001, as restated.

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

Earnings per share for the periods ended March 31, 2002 and 2001 was computed as follows:

CTI Industries Corporation and Subsidiaries
Consolidated Earnings per Share



                                           Quarter Ended March 31
                                             2002         2001
                                          ------------------------
Basic
Average shares outstanding:
  Weighted average number of shares of
    common stock outstanding during the
    period                                 1,133,431     1,207,944
                                          ==========   ===========

Net income:
  Net income  (loss)                      $  370,431   $  (175,740)

  Amount for per share computation        $  370,431   $  (175,740)
                                          ==========   ===========

  Per share amount                        $     0.33   $     (0.15)
                                          ==========   ===========


Diluted
Average shares outstanding:
  Weighted average number of shares of
    common stock outstanding during the
    period                                 1,133,431     1,207,944
  Net additional shares assuming stock
    options and warrants exercised and
    proceeds used to purchase treasury
    stock                                     87,920            --
                                          ----------   -----------
  Weighted average number of shares and
    equivalent shares of common stock
    outstanding during the period          1,221,351     1,207,944
                                          ==========   ===========

Net income:
  Net income (loss)                       $  370,431   $  (175,740)

  Amount for per share computation        $  370,431   $  (175,740)
                                          ==========   ===========

  Per share amount                        $     0.30   $     (0.15)
                                          ==========   ===========