Form 10QSB/A
period 2002-06-30
CTI INDUSTRIES CORP
filed 2003-05-01
CIK 1042187

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

      COMMON STOCK, no par value, 1,190,710 outstanding Shares and CLASS B COMMON STOCK, no par value, 329,670 outstanding Shares, as of June 30, 2002.

      THIS FORM 10-QSB/A IS BEING FILED FOR THE PURPOSE OF AMENDING AND RESTATING PARTS OF FORM 10-QSB TO REFLECT THE RESTATEMENT OF OUR CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE PERIODS ENDED JUNE 30, 2001 AND 2002. THESE REVISIONS HAVE BEEN MADE REGARDING SUBORDINATED DEBT ROLLFORWARDS, THE RECALCULATION OF EXPENSES ASSOCIATED WITH CERTAIN WARRANTS ISSUED BY THE COMPANY AND THE RECOGNITION OF CERTAIN EXPENSES ASSOCIATED WITH CERTAIN LITIGATION. ALL PORTIONS OF THE FORM 10-QSB THAT ARE EFFECTED BY THESE REVISIONS HAVE BEEN ADJUSTED ACCORDINGLY. ALL INFORMATION IN THIS FORM 10-QSB/A IS AS OF JUNE 30, 2002 AND DOES NOT REFLECT ANY SUBSEQUENT INFORMATION OR EVENTS OTHER THAN THE RESTATEMENT.

                                   FORM 10-QSB

                           CTI INDUSTRIES CORPORATION

PART I. FINANCIAL INFORMATION AND MANAGEMENT'S DISCUSSION AND ANALYSIS

Item 1. Financial Statements

      THIS FORM 10-QSB/A IS BEING FILED FOR THE PURPOSE OF AMENDING AND RESTATING PARTS OF FORM 10-QSB TO REFLECT THE RESTATEMENT OF OUR CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE PERIODS ENDED JUNE 30, 2001 AND 2002. THESE REVISIONS HAVE BEEN MADE REGARDING SUBORDINATED DEBT ROLLFORWARDS, THE RECALCULATION OF EXPENSES ASSOCIATED WITH CERTAIN WARRANTS ISSUED BY THE COMPANY AND THE RECOGNITION OF CERTAIN EXPENSES ASSOCIATED WITH CERTAIN LITIGATION. ALL PORTIONS OF THE FORM 10-QSB THAT ARE EFFECTED BY THESE REVISIONS HAVE BEEN ADJUSTED ACCORDINGLY. ALL INFORMATION IN THIS FORM 10-QSB/A IS AS OF JUNE 30, 2002 AND DOES NOT REFLECT ANY SUBSEQUENT INFORMATION OR EVENTS OTHER THAN THE RESTATEMENT.

The following financial statements of the Registrant are attached to this Form 10-QSB:

            1.    Unaudited Condensed Consolidated Balance Sheet as at June 30,
                  2002

            2. Unaudited Condensed Consolidated Statements of Operations - Three and Six Month Periods Ended June 30, 2002 and June 30, 2001

            3. Unaudited Condensed Consolidated Statements of Cash Flows - Six Months Ended June 30, 2002 and June 30, 2001

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

      On August 19, 2002, we reported that we had discovered accounting inaccuracies in certain prior period financial statements requiring restatement of the financial statements for those periods. This statement involved inaccuracies related to the recording of expenses associated with the issuance of certain warrants by the Company. Thereafter, we received comment letters from the SEC relating to the calculation of expenses associated with the issuance of these warrants and, also, related to the timing of the recording of certain litigation settlement expense. After a review of these matters, we are restating our statements of operations, cash flows, and stockholders' equity for the years ended December 31, 2001 and 2000 and for the interim periods ended March 31, June 30 and September 30 of 2001 and 2002, and the balance sheets as of December 31, 2001 and 2000.

      We have determined that in 2000 and 2001, the Company did not record the proper amount of expense associated with the issuance of warrants by the Company in connection with the issuance of certain subordinated debt and certain senior debt by the Company. Based upon the fair value of the warrants at the time of issuance, a debt discount was to be recorded in the amount of such warrant value with respect to the subordinated and senior debt with which the warrants were associated. This discount was to be amortized and expensed over the term of the debt. The total amount of this debt discount related to the warrants was $386,353 and was to be recorded over the period from November, 1999 through September 30, 2002. During that time, the total amount actually recorded was $14,273, which was recorded for the quarter ended December 31, 2001.

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

      In April, 2002, the Company entered into an agreement with a former shareholder under which the Company agreed to purchase 74,513 shares of the Company's common stock from the shareholder and two of the shareholder's children at the price of $3.31 per share and to settle certain pending litigation among the shareholder and the Company without other payment or consideration. Of the total purchase price for the shares, $75,000 was allocated as expense related to this settlement, and the remaining $171,000 was recorded as a retirement of shares, thereby increasing the amount reported as treasury stock. This $75,000 expense was recorded for the period ended June 30, 2002. Management has determined that this expense should have been recorded as an expense in the period ending December 31, 2001.

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

      Litigation settlements. In April, 2002, the Company entered into an agreement with a former shareholder under which the Company agreed to purchase 74,513 shares of the Company's common stock from the shareholder and two of the shareholder's children at the price of $3.31 per share and to settle certain pending litigation among the shareholder and the Company without other payment or consideration. Of the total purchase price for the shares, $75,000 has been allocated as expense related to this settlement, and the remaining $171,000 has been recorded as a retirement of shares, thereby increasing the amount reported as treasury stock. These allocations have been deemed a subsequent event to year end 2001 and have previously been reflected in the financial statements to the Company's Report on Form 10-KSB/A for the period ending December 31, 2001, as restated.

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

      Other Income or Expense. Interest expense decreased to $204,000 for the quarter ended June 30, 2002, as compared to $279,000 for the three month period ended June 30, 2001. Interest expense decreased to $384,000 for the six months ended June 30, 2002, as compared to $621,000 for the six month period ended June 30, 2001. The decrease in interest expense for the six months was due to the Company's refinancing of its debt in the first quarter of 2001, and the applicable floating rate of interest on outstanding borrowings.

      During the six month period ended June 30, 2002, CTI Mexico incurred expense with respect to currency fluctuation, related to dollar denominated obligations, in the amount of $214,000. This expense is reflected in the consolidated statement of operations.

      Net Income or Loss. For the fiscal quarter ended June 30, 2002, the Company had income before taxes and minority interest of $155,000 as compared to income before taxes and minority interest of $50,000 for the three month period ended June 30, 2001. Income tax expense for the second quarter of fiscal 2002 was $51,000, resulting in net income of $134,000 after minority interest of $30,000. The income tax expense for the three month period ended June 30, 2001 was $4,000, resulting in a net income of $24,000 after minority interest of ($22,000). For the six months ended June 30, 2002, net income was $504,000, as compared to a net loss of $152,000 for the six month period ended June 30, 2001.

Financial Condition

      Cash Flow Items. Cash flow provided by operations during the six months ended June 30, 2002 was $1,546,000, which was affected by an increase in accounts payable resulting from increased sales volume and an increase in inventory. During the six month period ended June 30, 2001, cash flows used in operations were $1,046,000, which was affected by an increase in accounts receivable resulting from increased sales volume and an increase in inventory.

      Investment Activities. During the six months ended June 30, 2002, cash flow used in investing activities for the purchase of machinery and equipment was $1,489,000. In the six month period ended June 30, 2001, $408,000 was used in investing activities, primarily for the purchase of machinery and equipment.

      Financing Activities. For the six months ended June 30, 2002, cash flow provided by financing activities was $522,000. The primary source of this cash flow was an increase in the balance of the companies revolving line of credit. Cash flow provided by financing activities for the six month period ending June 30, 2001 was $1,104,000, resulting from the net proceeds from new long-term indebtedness (less the payment of prior indebtedness).

      Liquidity and Financial Resources. At June 30, 2002, the Company had a cash balance of $706,000. The Company's current cash management strategy includes maintaining minimal cash balances and utilizing the revolving line of credit for liquidity. At June 30, 2002, the Company had working capital of $656,000.

      Litigation. During April, 2002, the Company entered into an agreement to repurchase 74,513 shares of its common stock from a shareholder and two of his children at the price of $3.31 per share. The total purchase price of $246,638 is payable in eight quarterly installments of $27,705 plus an initial payment totaling $25,000. At June 30, 2002 $80,410 has been paid. The full effect of the liability was allowed for in December of 2001, and this is reflected in the Company's Form 10-KSB/A for the period ending December 31, 2001, as restated.

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

      Dated: April 30, 2003              CTI INDUSTRIES CORPORATION


                                         By: /s/ Howard W. Schwan
                                            ------------------------------------
                                            Howard W. Schwan, President

                                         By: /s/ Stephen M. Merrick
                                             -----------------------------------
                                                 Stephen M. Merrick, Executive
                                                 Vice President

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

Date: April 30, 2003


                                        /s/ Stephen M. Merrick
                                        ----------------------------------------
                                        Stephen M. Merrick
                                        Executive Vice President and
                                        Chief Financial Officer

CTI Industries Corporation and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

                                                                     June 30, 2002
                                                                     -------------
                             ASSETS
Current assets:
  Cash                                                               $    706,132
  Accounts receivable, net                                              5,776,202
  Inventories                                                           9,423,430
  Deferred tax assets                                                       5,303
  Prepaid espenses and other current assets                             1,032,641
                                                                     ------------

      Total current assets                                             16,943,708

Property and equipment:
  Machinery and equipment                                              14,708,131
  Building                                                              2,541,662
  Office furniture and equipment                                        1,740,730
  Land                                                                    250,000
  Leasehold improvements                                                  161,885
  Fixtures and equipment at customer locations                          2,232,285
  Projects under construction                                           1,200,236
                                                                     ------------
                                                                       22,834,929
    Less :  accumulated depreciation                                  (13,450,957)
                                                                     ------------

      Total property and equipment, net                                 9,383,972

Other assets:
  Deferred financing costs, net                                            75,252
  Goodwill associated with acquisition of CTI Mexico, net               1,113,108
  Deferred tax assets                                                     457,887
  Other assets                                                            456,180
                                                                     ------------

      Total other assets                                                2,102,427
                                                                     ------------

TOTAL ASSETS                                                           28,430,107
                                                                     ============

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                      8,134,058
  Line of credit                                                        5,868,496
  Notes payable - current portion                                         318,443
  Accrued liabilities                                                   1,966,825
                                                                     ------------

      Total current liabilities                                        16,287,822

Long-term liabilities:
  Other liabilities                                                     1,299,765
  Notes payable                                                         5,007,372
                                                                     ------------

      Total long-term liabilities                                       6,307,137

Minority interest                                                         174,676

Stockholders' equity:
  Common stock - no par value, 5,000,000 shares authorized,
  1,389,906 shares issued, 1,190,710 shares outstanding                   188,434
  Class B Common stock - no par value, 500,000 shares authorized,
  329,670 shares issued and outstanding                                 1,000,000
  Paid-in-capital                                                       6,621,310
  Warrants issued in connection with bank debt                            135,462
  Accumulated deficit                                                  (1,479,813)
  Accumulated other comprehensive earnings                                 (1,701)
  Less:
      Treasury stock - 199,196 shares                                    (746,764)
      Notes receivable from stockholders                                  (56,456)
                                                                     ------------

      Total stockholders' equity                                        5,660,472
                                                                     ------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                             $ 28,430,107
                                                                     ============

See accompanying notes to consolidated unaudited statements

CTI Industries Corporation and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

                                                                        Quarter ended June 30               Year to Date June 30
                                                                         2002             2001            2002             2001
                                                                                     (as restated)                     (as restated)
                                                                     ------------    -------------    ------------     -------------
Net Sales                                                            $ 10,905,748     $ 6,876,201     $ 20,643,846     $ 12,956,775

Cost of Sales                                                           8,299,517       5,068,423       15,483,362        9,526,201
                                                                     ------------     -----------     ------------     ------------

      Gross profit on sales                                             2,606,231       1,807,778        5,160,484        3,430,574

Operating expenses:
  Administrative                                                        1,127,178         818,264        2,084,078        1,565,189
  Litigation settlements expense                                           60,000               0          105,000                0
  Selling                                                                 374,890         445,270          750,167          870,851
  Advertising and marketing                                               440,989         307,111          834,211          578,310
                                                                     ------------     -----------     ------------     ------------

      Total operating expenses                                          2,003,056       1,570,645        3,773,456        3,014,350
                                                                     ------------     -----------     ------------     ------------

Income from operations                                                    603,175         237,133        1,387,028          416,224

Other income (expense):
  Interest expense                                                       (204,254)       (278,748)        (384,244)        (621,124)
  Interest income                                                             420              --              647              742
  Gain (loss) on sale of assets                                           (20,069)          7,510          (30,763)          15,022
  Foreign currency (loss) gain                                           (251,030)         84,067         (213,872)          48,994
  Other                                                                    26,338              --           37,216               --
                                                                     ------------     -----------     ------------     ------------

      Total other income (expense)                                       (448,594)       (187,171)        (591,016)        (556,366)
                                                                     ------------     -----------     ------------     ------------

Income (loss)  before income taxes and minority interest                  154,581          49,961          796,012         (140,142)

Income tax expense                                                         50,917           3,987          298,210           13,110
                                                                     ------------     -----------     ------------     ------------

Income (loss) before minority interest                                    103,664          45,974          497,802         (153,252)

Minority interest in  income (loss) of subsidiary                         (29,863)         22,466           (6,155)          (1,021)
                                                                     ------------     -----------     ------------     ------------

      Net income (loss)                                              $    133,526     $    23,508     $    503,957     $   (152,231)
                                                                     ============     ===========     ============     ============

Basic income (loss) per common share                                 $       0.11     $      0.02     $       0.42     $      (0.13)
                                                                     ============     ===========     ============     ============

Diluted income (loss) per common share                               $       0.09     $      0.02     $       0.38     $      (0.13)
                                                                     ============     ===========     ============     ============

Weighted average number of shares and equivalent shares
 of common stock outstanding:
    Basic                                                               1,263,763       1,207,944        1,198,957        1,207,944
                                                                     ============     ===========     ============     ============

    Diluted                                                             1,479,644       1,207,944        1,332,610        1,207,944
                                                                     ============     ===========     ============     ============

See accompanying notes to consolidated unaudited statements

CTI Industries Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

                                                                 For the Six Month Period Ended
                                                                 June 30, 2002   June 30, 2001
                                                                                 (as restated)
                                                                 ------------------------------
Cash flows from operating activities:
  Net income (loss)                                              $   503,957       $  (152,231)
  Adjustment to reconcile net income (loss) to cash
      provided by (used in) operating activities:
    Depreciation and amortization                                    718,925           719,986
    Amortization of Debt Discount                                     13,750            78,839
    Minority interest in loss of subsidiary                           (6,155)           (1,021)
    Gain on sale of fixed assets                                           0           (15,022)
    Provision for losses on accounts receivable & inventory          150,000            50,000
    Deferred income taxes                                            199,370                 0
    Change in assets and liabilities:
      Accounts receivable                                           (918,711)       (1,541,659)
      Inventory                                                   (1,160,947)         (571,063)
      Other assets                                                  (522,633)          382,180
      Accounts payable and accrued expenses                        2,568,619             3,816
                                                                 -----------------------------

          Net cash provided by (used in) operating activities      1,546,175        (1,046,175)

Cash flows from investing activities:
  Purchases of property and equipment                             (1,489,446)         (408,243)
                                                                 -----------------------------

          Net cash (used in) investing activities                 (1,489,446)         (408,243)

Cash flows from financing activities:
  Net change in revolving line of credit                             193,688         1,321,574
  Proceeds from issuance of long-term debt                           490,880         5,808,548
  Repayment of long-term debt                                       (134,916)       (5,086,276)
  Repayment of short-term debt                                       (27,949)         (930,000)
  Repayment of subordinated debt                                           0           (10,000)
                                                                 -----------------------------

          Net cash provided by financing activities                  521,703         1,103,846

Effect of exchange rate changes on cash                               17,212           (11,745)
                                                                 -----------------------------

Net increase (decrease) in cash                                      595,644          (362,317)

Cash and Equivalents at Beginning of Period                          110,488           392,534
                                                                 -----------------------------

Cash and Equivalents at End of Period                            $   706,132       $    30,217
                                                                 =============================

Schedule of non-cash financing activities:
   Issuance of stock for subordinated debt                       $   715,000       $        --

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

      In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. The results of operations for the three months and six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year or for any future periods. The accompanying unaudited, condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company's Annual Report on Form 10-KSB/A filed with the Securities and Exchange Commission on December 31, 2001. The balance sheet at June 30, 2002 has been derived from the audited financial statement as of and for the year ended December 31, 2001 but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

Note 2 - Restatement

The Company restated its balance sheet as of December 31, 2001. The restatement is further discussed in Note 3 of the Notes to the Consolidated Financial Statements on Form 10-KSB/A for the year ended December 31, 2001.

Note 3 - Line of Credit and Notes Payable

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

Note 4 - Legal Proceedings

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

In April, 2002, the Company entered into an agreement with a former shareholder under which the Company agreed to purchase 74,513 shares of the Company's common stock from the shareholder and two of the shareholder's children at the price of $3.31 per share and to settle certain pending litigation among the shareholder and the Company without other payment or consideration. Of the total purchase price for the shares, $75,000 has been allocated as expense related to this settlement, and the remaining $171,000 has been recorded as a retirement of shares, thereby increasing the amount reported as treasury stock. These allocations have been deemed a subsequent event to year end 2001 and have previously been reflected in the financial statements to the Company's Report on Form 10-KSB/A for the period ending December 31, 2001, as restated.

Note 5 - Comprehensive Income

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

The gross carrying amount of goodwill as of June 30, 2002 is $1,113,108.

                                           Three months ended June 30              Year to Date June 30
                                             2002              2001              2002               2001
                                                           (as restated)                        (as restated)
Reported net income (loss)               $   133,526           $23,508        $   503,957        $  (152,231)
Add back: Goodwill amortization                   --             1,388                 --             21,666
                                         -----------           -------        -----------        -----------
Adjusted net income (loss)               $   133,526           $24,896        $   503,957        $  (130,565)
                                         ===========           =======        ===========        ===========

Basic earnings per share

Reported net income (loss)               $      0.11           $  0.02        $      0.42        $     (0.13)
Add back Goodwill amortization                    --                 0                 --               0.02
                                         -----------           -------        -----------        -----------
Adjusted net income (loss)               $      0.11           $  0.02        $      0.42        $     (0.11)
                                         ===========           =======        ===========        ===========

Fully diluted earnings per share:

Reported net income (loss)               $      0.09           $  0.02        $      0.38        $     (0.13)
Add back: Goodwill amortization                   --                 0                                  0.02
                                         -----------           -------        -----------        -----------
Adjusted net income (loss)               $      0.09           $  0.02        $      0.38        $     (0.11)
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

CTI Industries Corporation and Subsidiaries
Consolidated Earnings per Share
(Unaudited)

                                                Quarter Ended June 30            Year to Date June 30
                                                2002            2001            2002              2001
                                                            (as restated)                    (as restated)
                                              ---------     -------------     ---------      --------------
Basic
Average shares outstanding:
  Weighted average number of shares of
    common stock outstanding during the
    period                                    1,263,763       1,207,944       1,198,957         1,207,944
                                              =========       =========       =========       ===========

Net income:
  Net income (loss)                           $ 133,526       $  23,508       $ 503,957       $  (152,231)

  Amount for per share computation            $ 133,526       $  23,508       $ 503,957       $  (152,231)
                                              =========       =========       =========       ===========

  Per share amount                            $    0.11       $    0.02       $    0.42       $     (0.13)
                                              =========       =========       =========       ===========

Diluted
Average shares outstanding:
  Weighted average number of shares of
    common stock outstanding during the
    period                                    1,479,644       1,207,944       1,198,957         1,207,944
  Net additional shares assuming stock
    options and warrants exercised and
    proceeds used to purchase treasury
    stock                                       215,881              --         133,653                --
                                              ---------       ---------       ---------       -----------
  Weighted average number of shares and
    equivalent shares of common stock
    outstanding during the period             1,488,651       1,207,944       1,374,189         1,207,944
                                              =========       =========       =========       ===========

Net income:
  Net income (loss)                           $ 133,526       $  23,508       $ 503,957       $  (152,331)

  Amount for per share computation            $ 133,526       $  23,508       $ 503,957       $  (152,331)
                                              =========       =========       =========       ===========

  Per share amount                            $    0.09       $    0.02       $    0.38       $     (0.13)
                                              =========       =========       =========       ===========

See accompanying notes to consolidated unaudited statements

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of CTI Industries Corporation (the "Company") on Form 10-QSB/A for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Howard W. Schwan, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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


/s/ Howard W. Schwan
------------------------
Howard W. Schwan
Chief Executive Officer

                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of CTI Industries Corporation (the "Company") on Form 10-QSB/A for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Stephen M. Merrick, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

      (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ Stephen M. Merrick
-----------------------
Stephen M. Merrick
Chief Financial Officer