Form 10QSB/A
period 2002-09-30
CTI INDUSTRIES CORP
filed 2003-05-01
CIK 1042187

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

      THIS FORM 10-QSB/A IS BEING FILED FOR THE PURPOSE OF AMENDING AND RESTATING PARTS OF FORM 10-QSB TO REFLECT THE RESTATEMENT OF OUR CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE PERIODS ENDED SEPTEMBER 30, 2001 AND 2002. THESE REVISIONS HAVE BEEN MADE REGARDING SUBORDINATED DEBT ROLLFORWARDS, THE RECALCULATION OF EXPENSES ASSOCIATED WITH CERTAIN WARRANTS ISSUED BY THE COMPANY AND THE RECOGNITION OF CERTAIN EXPENSES ASSOCIATED WITH CERTAIN LITIGATION. ALL PORTIONS OF THE FORM 10-QSB THAT ARE EFFECTED BY THESE REVISIONS HAVE BEEN ADJUSTED ACCORDINGLY. ALL INFORMATION IN THIS FORM 10-QSB/A IS AS OF SEPTEMBER 30, 2002 AND DOES NOT REFLECT ANY SUBSEQUENT INFORMATION OR EVENTS OTHER THAN THE RESTATEMENT.

                                   FORM 10-QSB

                           CTI INDUSTRIES CORPORATION

PART I. FINANCIAL INFORMATION AND MANAGEMENT'S DISCUSSION AND ANALYSIS

Item 1. Financial Statements

      THIS FORM 10-QSB/A IS BEING FILED FOR THE PURPOSE OF AMENDING AND RESTATING PARTS OF FORM 10-QSB TO REFLECT THE RESTATEMENT OF OUR CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE PERIODS ENDED SEPTEMBER 30, 2001 AND 2002. THESE REVISIONS HAVE BEEN MADE REGARDING SUBORDINATED DEBT ROLLFORWARDS, THE RECALCULATION OF EXPENSES ASSOCIATED WITH CERTAIN WARRANTS ISSUED BY THE COMPANY AND THE RECOGNITION OF CERTAIN EXPENSES ASSOCIATED WITH CERTAIN LITIGATION. ALL PORTIONS OF THE FORM 10-QSB THAT ARE EFFECTED BY THESE REVISIONS HAVE BEEN ADJUSTED ACCORDINGLY. ALL INFORMATION IN THIS FORM 10-QSB/A IS AS OF SEPTEMBER 30, 2002 AND DOES NOT REFLECT ANY SUBSEQUENT INFORMATION OR EVENTS OTHER THAN THE RESTATEMENT.

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

      Other Income or Expense. Interest expense decreased to $220,000 for the quarter ended September 30, 2002, as compared to $259,000 as restated for the three month period ended September 30, 2001. Interest expense decreased to $605,000 for the nine months ended September 30, 2002, as compared to $880,000 as restated for the nine month period ended September 30, 2001. The decrease in interest expense for the nine months was due to the Company's refinancing of its debt in the first quarter of 2001, and the applicable floating rate of interest on outstanding borrowings.

      During the three and nine month periods ended September 30, 2002, CTI Mexico incurred expense with respect to currency fluctuation, related to dollar denominated obligations, in the amount of $52,000 and $266,000 respectively. This expense is reflected in the consolidated statement of operations.

      Net Income or Loss. For the fiscal quarter ended September 30, 2002, the Company had income before taxes and minority interest of $415,000 as compared to
(loss) before taxes and minority interest of ($76,000) as restated for the three month period ended September 30, 2001. Income tax expense for the third quarter of fiscal 2002 was $27,000, resulting in net income of $387,000 after minority interest of $1,000. The income tax expense for the three month period ended September 30, 2001 was $2,000, resulting in a net (loss) of ($58,000) after minority interest of ($20,000). For the nine months ended September 30, 2002, net income was $891,000, as compared to a net loss of ($210,000)as restated for the nine month period ended September 30, 2001.

Financial Condition

      Cash Flow Items. Cash flow provided by operations during the nine months ended September 30, 2002 was $1,531,000, which was affected by an increase in accounts payable resulting from increased sales volume. During the nine month period ended September 30, 2001, cash flows used in operations were $853,000, which was affected by an increase in both accounts receivable and inventory resulting from increased sales volume and a decrease in the amount of depreciation expense.

      Investment Activities. During the nine months ended September 30, 2002, cash flow used in investing activities for the purchase of machinery and equipment was $1,095,000. In the nine month period ended September 30, 2001, $682,000 was used in investing activities, primarily for the purchase of machinery and equipment.

      Financing Activities. For the nine months ended September 30, 2002, cash flow used in financing activities was $333,000. The primary use of this cash flow was for a reduction in the line of credit and payments on long term debt. Cash flow provided by financing activities for the nine month period ending September 30, 2001 was $1,248,000, resulting from the net proceeds from new long-term indebtedness (less the payment of prior indebtedness).

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

      Litigation. During April, 2002, the Company repurchased 74,513 shares of its common stock from a shareholder and two of his children at the price of $3.31 per share. The total purchase price of $246,638 has been paid via a note payable requiring eight quarterly installments of $27,705 plus an initial payment totaling $25,000. At September 30, 2002 $108,115 has been paid. The full effect of the liability was accrued for in December of 2001 and is reflected in the Company's Form 10-KSB/A for the period ended December 31, 2001, as restated.

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

        (b)   Current Reports on Form 8-K.

                   On July 30, 2002, the Company filed a Form 8-K to report the replacement of the Company's then current auditors, Grant Thornton, LLP with McGladrey & Pullen, LLP, effective July 24, 2002.

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

      Dated: April 30, 2003                  CTI INDUSTRIES CORPORATION


                                                By: /s/ Howard W. Schwan
                                                    ----------------------------
                                                    Howard W. Schwan, President


                                                By: /s/ Stephen M. Merrick
                                                    ----------------------------
                                                    Stephen M. Merrick
                                                    Executive Vice President and
                                                    Chief Financial Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of CTI Industries Corporation (the "Company") on Form 10-QSB/A for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Stephen M. Merrick, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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


                                            /s/ Stephen M. Merrick
                                            ----------------------
                                            Stephen M. Merrick
                                            Chief Financial Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of CTI Industries Corporation (the "Company") on Form 10-QSB/A for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Howard W. Schwan, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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
                                                                    ============

See accompanying notes to consolidated unaudited statements

             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Checks written in excess of bank balance                               555,875
  Accounts payable                                                     8,822,831
  Line of credit                                                       5,077,463
  Notes payable - current portion                                        318,443
  Accrued liabilities                                                  2,135,860
                                                                    ------------

      Total current liabilities                                       16,910,472

Long-term liabilities:
  Other liabilities                                                    1,143,635
  Notes payable                                                        6,075,217
                                                                    ------------

      Total long-term liabilities                                      7,218,852

Minority interest                                                         27,156

Stockholders' equity:
  Common stock - no par value, 5,000,000 shares authorized,
  1,719,576 shares issued, 1,557,010 shares outstanding                1,188,434
  Class B Common stock - no par value, 500,000 shares authorized,
  0 shares issued and outstanding                                              0
  Paid-in-capital                                                      6,625,685
  Warrants issued in connection with bank debt                           135,462
  Accumulated deficit                                                 (1,092,855)
  Accumulated other comprehensive earnings                                23,168
  Less:
      Treasury stock - 199,196 shares                                   (746,764)
      Notes receivable from stockholders                                 (56,456)
                                                                    ------------

      Total stockholders' equity                                       6,076,674
                                                                    ------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                            $ 30,233,154
                                                                    ============

See accompanying notes to consolidated unaudited statements

CTI Industries Corporation and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

                                                               Quarter ended September 30          Year to Date September 30
                                                                 2002             2001             2002                2001
                                                                              (as restated)                       (as restated)
                                                             ------------     -------------     ------------      -------------
Net Sales                                                    $ 10,873,147      $ 6,807,731      $ 31,516,993      $ 19,764,506

Cost of Sales                                                   8,187,960        4,850,569        23,671,322        14,376,770
                                                             ------------      -----------      ------------      ------------

      Gross profit on sales                                     2,685,187        1,957,162         7,845,671         5,387,736

Operating expenses:
  Administrative                                                1,168,651          856,827         3,252,729         2,422,016
  Litigation settlements expense                                       --               --           105,000                --
  Selling                                                         408,221          492,183         1,158,387         1,363,034
  Advertising and marketing                                       458,704          295,809         1,292,915           874,119
                                                             ------------      -----------      ------------      ------------

      Total operating expenses                                  2,035,576        1,644,819         5,809,031         4,659,169
                                                             ------------      -----------      ------------      ------------

Income from operations                                            649,611          312,343         2,036,640           728,567

Other income (expense):
  Interest expense                                               (220,446)        (258,917)         (604,690)         (880,041)
  Interest income                                                     830               --             1,477               742
  Gain (loss) on sale of assets                                      (980)           7,512           (31,743)           22,534
  Foreign currency (loss) gain                                    (51,813)              --          (265,685)           50,927
  Other                                                            37,575         (136,606)           74,792          (138,539)
                                                             ------------      -----------      ------------      ------------

      Total other income (expense)                               (234,805)        (388,011)         (825,821)         (944,377)
                                                             ------------      -----------      ------------      ------------

Income (loss)  before income taxes and minority interest          414,777          (75,668)        1,210,789          (215,810)

Income tax expense                                                 26,639            2,163           324,849            15,273
                                                             ------------      -----------      ------------      ------------

Income (loss) before minority interest                            388,138          (77,831)          885,940          (231,083)

Minority interest in  income (loss) of subsidiary                   1,180          (20,093)           (4,975)          (21,114)
                                                             ------------      -----------      ------------      ------------

      Net income (loss)                                      $    386,958      $   (57,738)     $    890,915      $   (209,969)
                                                             ============      ===========      ============      ============

Basic income (loss) per common share                         $       0.25      $     (0.05)     $       0.68      $      (0.17)
                                                             ============      ===========      ============      ============

Diluted income (loss) per common share                       $       0.22      $     (0.05)     $       0.60      $      (0.17)
                                                             ============      ===========      ============      ============

Weighted average number of shares and equivalent shares
  of common stock outstanding:
    Basic                                                       1,557,010        1,207,944         1,319,620         1,207,944
                                                             ============      ===========      ============      ============

    Diluted                                                     1,742,259        1,207,944         1,473,679         1,207,944
                                                             ============      ===========      ============      ============

See accompanying notes to consolidated unaudited statements

CTI Industries Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

                                                                   For the Nine Month Period Ended
                                                              September 30, 2002     September 30, 2001
                                                                                        (as restated)
                                                              ----------------------------------------
Cash flows from operating activities:
  Net income (loss)                                               $   890,915            $  (209,969)
  Adjustment to reconcile net income (loss) to cash
      provided by (used in) operating activities:
    Depreciation and amortization                                   1,105,700              1,106,493
    Deferred gain on sale/leaseback                                   (22,534)               (22,534)
    Amortization of Debt Discount                                      20,625                122,082
    Minority interest in loss of subsidiary                            (4,975)                21,114
    Provision for losses on accounts receivable & inventory           225,000                 50,000
    Deferred income taxes                                             283,754                     --
    Change in assets and liabilities:
      Accounts receivable                                            (754,179)            (1,833,704)
      Inventory                                                    (2,198,461)            (1,416,596)
      Other assets                                                   (602,972)               548,803
      Accounts payable and accrued expenses                         2,543,460                781,149
                                                                  ----------------------------------

          Net cash provided by (used in) operating activities       1,531,402               (853,162)

Cash flows from investing activities:
  Purchases of property and equipment                              (1,094,850)              (682,135)
                                                                  ----------------------------------

          Net cash (used in) investing activities                  (1,094,850)              (682,135)

Cash flows from financing activities:
  Checks written in excess of bank balance                            555,875                     --
  Net change in revolving line of credit                             (584,775)             1,469,728
  Proceeds from issuance of long-term debt                                 --              5,296,264
  Repayment of long-term debt                                        (308,320)            (4,577,989)
  Repayment of short-term debt                                             --               (930,000)
  Repayment of subordinated debt                                           --                (10,000)
                                                                  ----------------------------------

          Net cash (used in) provided by financing activities        (332,845)             1,248,003

Effect of exchange rate changes on cash                                29,482                131,596
                                                                  ----------------------------------

Net increase (decrease) in cash                                       133,189               (155,698)

Cash and Equivalents at Beginning of Period                           110,488                392,534
                                                                  ----------------------------------

Cash and Equivalents at End of Period                             $   243,677            $   236,836
                                                                  ==================================

Schedule of non-cash financing activities:
   Issuance of stock for subordinated debt                        $   715,000            $        --
                                                                  ==================================

Supplemental non-cash investing and financing activities:
   Long-term debt incurred for the purchase of equipment          $ 1,840,819            $        --
                                                                  ==================================

   Note payable incurred to purchase 21.8% of minority
          interest in CTI Mexico S.A. de C.V                      $   150,000            $        --
                                                                  ==================================

See accompanying notes to consolidated unaudited statements

CTI Industries Corporation and Subsidiaries
Consolidated Earnings per Share
(Unaudited)

                                              Quarter Ended September 30      Year to Date September 30
                                                 2002            2001           2002           2001
                                                            (as restated)                  (as restated)
                                              ---------------------------    ---------------------------
Basic
Average shares outstanding:
  Weighted average number of shares of
    common stock outstanding during the
    period                                    1,557,010       1,207,944      1,319,620         1,207,944
                                              =========       =========      =========       ===========

Net income (loss):
  Net income  (loss)                          $ 386,958       $ (57,738)     $ 890,915       $  (209,969)
                                              =========       =========      =========       ===========

  Amount for per share computation            $ 386,958       $ (57,738)     $ 890,915       $  (209,969)
                                              =========       =========      =========       ===========

  Per share amount                            $    0.25       $   (0.05)     $    0.68       $     (0.17)
                                              =========       =========      =========       ===========

Diluted
Average shares outstanding:
  Weighted average number of shares of
    common stock outstanding during the
    period                                    1,557,010       1,207,944      1,319,620         1,207,944
  Net additional shares assuming stock
    options and warrants exercised and
    proceeds used to purchase treasury
    stock                                       185,249              --        154,059                --
                                              ---------       ---------      ---------       -----------
  Weighted average number of shares and
    equivalent shares of common stock
    outstanding during the period             1,742,259       1,207,944      1,473,679         1,207,944
                                              =========       =========      =========       ===========

Net income (loss):
  Net income (loss)                           $ 386,958       $ (57,738)     $ 890,915       $  (209,969)
                                              =========       =========      =========       ===========

  Amount for per share computation            $ 386,958       $ (57,738)     $ 890,915       $  (209,969)
                                              =========       =========      =========       ===========

  Per share amount                            $    0.22       $   (0.05)     $    0.60       $     (0.17)
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

In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. The results of operations for the three months and nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year or for any future periods. The accompanying unaudited, condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company's Annual Report on Form 10-KSB/A filed with the Securities and Exchange Commission on December 31, 2001. The balance sheet at September 30, 2002 has been derived from the audited financial statement as of and for the year ended December 31, 2001 but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

Note 5 - Comprehensive Income

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

The gross carrying amount of goodwill as of September 30, 2002 is $1,113,108.

                                      Three months ended September 30         Year to Date September 30
                                          2002               2001              2002                 2001
                                                         (as restated)                         (as restated)
Reported net income (loss)            $   386,958         $   (57,738)      $   890,915         $  (209,969)
Add back; Goodwill amortization                --              21,666                --              64,998
                                      -----------         -----------       -----------         -----------
Adjusted net income (loss)            $   386,958         $   (36,072)      $   890,915         $  (144,971)
                                      ===========         ===========       ===========         ===========

Basic earnings per share:

Reported net income (loss)            $      0.25         $     (0.05)      $      0.68         $     (0.17)
Add back Goodwill amortization                 --                 .02                --                0.05
                                      -----------         -----------       -----------         -----------
Adjusted net income (loss)            $      0.25         $     (0.03)      $      0.68         $     (0.12)
                                      ===========         ===========       ===========         ===========

Fully diluted earnings per share:

Reported net income (loss)            $      0.22         $     (0.05)      $      0.60         $     (0.17)
Add back: Goodwill amortization                --                 .02                --                0.05
Adjusted net income (loss)            $      0.22         $     (0.03)      $      0.60         $     (0.12)
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