Form 10KSB
period 2002-12-31
CTI INDUSTRIES CORP
filed 2003-05-01
CIK 1042187

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
                            ANNUAL REPORT PURSUANT TO
                      SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 2002

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

      The Registrant's revenues for the fiscal year ended December 31, 2002, were $41,236,000.

      Based upon the closing price of $5.01 per share of Registrant's Common Stock as reported on NASDAQ SmallCap Market at April 11, 2003, the aggregate market value of the voting stock held by non-affiliates of the Registrant was then approximately $4,645,523 (Determination of stock ownership by non-affiliates was made solely for the purpose of responding to the requirements of the Form and the Registrant is not bound by this determination for any other purpose).

      The number of shares of the Registrant's Common Stock outstanding as of April 11, 2003, was 1,918,419 (excluding treasury shares).

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

      In 1985, the Company began marketing latex balloons and, in 1988, began manufacturing latex balloons. In 1994, the Company sold its latex balloon manufacturing equipment to a company in Mexico and entered into an arrangement with that company to manufacture latex balloons for the Company. The Company since has acquired majority ownership of the Mexican latex manufacturing company.

      The Company's metalized and latex balloons and toy products are sold throughout the United States and in 30 foreign countries through a wide variety of retail outlets including general merchandise and drugstore chains, grocery chains, card and gift shops, and party goods stores, as well as through florists and balloon decorators.

      Most metalized balloons contain printed characters, designs and social expression messages. The Company maintains licenses on numerous characters and designs, including, for example, Peanuts(R) characters, Garfield(R), Precious Moments(R) and Hallmark. During 2002, the Company entered into agreements with Hallmark Cards to produce metalized balloons. The Party Express Division of Hallmark distributes these balloons to its customers and the Company also distributes these balloons to its distributors and customers.

      On an increasing basis over the past five years, the Company also has engaged in the production, lamination, coating and printing of films and provides custom film products for a variety of commercial applications. These include (i) laminated and printed films for use in packaging applications and
(ii) completed products for customer storage applications and for packaging applications. Revenues from this activity have grown rapidly and, during 2002, represented 48% of total company revenue.

Background

      CTI Industries Corporation (the "Company") was incorporated as Container Merger Company, Inc. under the laws of the State of Delaware on October 14, 1983, and changed its name to CTI Industries Corporation on August 2, 1985. A predecessor company, Creative Technology, Inc., was organized as an Illinois corporation on December 9, 1975 and was merged into the Company in February, 1984. On November 19, 2001, the Company was reincorporated in Illinois and is now an Illinois corporation. CTI Balloons Ltd. ("CTI Balloons"), the Company's wholly-owned subsidiary, was organized as a corporation under the laws of the United Kingdom on October 2, 1996. On October 24, 1996, the Company entered into an agreement with CTI Balloons pursuant to which all of the assets and liabilities of the Company in its branch operation in the United Kingdom were sold and transferred to CTI Balloons and all of the capital stock of CTI Balloons was issued and delivered to the Company. Unless otherwise specified, all references to the Company refer to the Company, its predecessor Creative Technology, Inc., its wholly-owned subsidiaries, CTI Balloons, CTF International, S.A. de C.V., and its majority-owned subsidiaries, CTI Mexico, S.A. de C.V. and Flexo Universal, S.A. de C.V.

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

      In July, 1997, the Company effected a recapitalization (the "Recapitalization") without a formal reorganization. As part of the Recapitalization, the Board of Directors approved the creation of Class B Common Stock, approved a 1 for 2.6 reverse stock split on both the Common Stock and Preferred Stock, and negotiated a conversion of all then outstanding shares of the Company's Convertible Preferred Stock into an aggregate of 366,300 shares of Class B Common Stock. The conversion was effective upon the closing of an initial public offering of 575,000 shares of the Company's Common Stock on November 5, 1997. The shares of Class B Common Stock contained rights identical to shares of Common Stock, except that shares of Class B Common Stock, voting separately as a class, had the right to elect four of the Company's seven directors. Shares of Common Stock and Class B Common Stock, voting together as a class, vote on all other matters, including the election of the remaining directors. The recapitalization, initial public offering and related transactions were approved by written consent of the shareholders. On July 1, 2002, all outstanding shares of Class B Common Stock, by their terms, were converted to common stock.

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

      On December 13, 2002, the Board of Directors of the Company declared a stock dividend of one share of Common Stock for each 5.25 shares of Common Stock outstanding. The record date for the dividend was December 27, 2002. Except for the elimination of par values and as otherwise indicated, share figures in this document have been restated to reflect the stock splits and stock dividends described above.

      During February and March, 2003, two members of management of the Company entered into agreements with the Company pursuant to which such individuals loaned to the Company the aggregate amount of $1,630,000 in exchange for (i) two year notes bearing interest at 9% per annum and (ii) five year warrants to purchase up to 163,000 shares of Common Stock of the Company at $4.87 per share (the market price of the Company's Common Stock on the date of issuance of the Warrants). The funds were provided to re-finance an existing loan to CTI Mexico and Flexo Universal, the Company's Mexico subsidiaries, of $880,000 and to provide funds for capital investment and working capital.

      Mexico Operations. The Company's latex balloons are manufactured by CTI Mexico S.A. de C.V. ("CTI Mexico"), formerly known as Pulidos y Terminados Finos S.A. de C.V., a Guadalajara, Mexico company engaged principally in the manufacture of latex balloons, and commencing in March, 2003 by Flexo Universal, S.A. de C.V. ("Flexo Universal"), also a majority owned subsidiary. In 1995, the Company entered into an agreement with CTI Mexico under which (i) the Company sold to CTI Mexico all of its latex balloon manufacturing equipment (for the manufacture of decorator balloons), (ii) CTI Mexico agreed for a period of 10 years to supply balloons exclusively to the Company for sale in the United States and Canada manufactured on such equipment and (iii) for such 10 year period, CTI Mexico agreed to supply to the Company, exclusively in the United States except as to two other companies, all balloons manufactured by CTI Mexico. Commencing in 1996, CTI Mexico began manufacturing latex balloons for the Company.

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

      In November, 1999, the Company acquired additional shares of capital stock of CTI Mexico, resulting in the Company's ownership of approximately 72% of CTI Mexico's total outstanding capital stock. The November, 1999 acquisition was concluded through an agreement with a principal shareholder of CTI Mexico and the approval of the requisite number of CTI Mexico shareholders at a shareholders' meeting held on November 12, 1999. In the November, 1999 acquisition transaction, the Company allowed CTI Mexico to capitalize certain of CTI

Mexico's outstanding indebtedness to the Company, amounting to approximately $989,000, and contributed certain equipment with a total value of approximately $855,000, in exchange for capital stock of CTI Mexico. In addition, in May of 2000 and August of 2002, the Company purchased additional shares of stock from certain of CTI Mexico's shareholders, resulting in the Company's ownership of approximately 98% of CTI Mexico's total outstanding capital stock.

      During 2002, the Company, through CTI Mexico, maintained two manufacturing facilities in Guadalajara, Mexico totaling approximately 95,000 square feet of manufacturing, office and warehouse space and operated seven latex balloon machines.

      On February 22, 2003, the CTI Mexico effected a spin-off under Mexican law under which a portion of the assets, liabilities and capital of CTI Mexico were transferred to a newly-organized entity. This new entity will operate under the name Flexo Universal, S.A. de C.V. and is owned 98% by the Company. Flexo Universal has entered into a lease for approximately 43,000 square feet of manufacturing, office and warehouse space in Guadalajara, Mexico and will conduct latex balloon manufacturing, printing and packaging activities at that location. Operations at that location commenced on March 1, 2003.

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

      o Miniloons(R)- 9" balloons made to be air-filled and sold on holder-sticks or for use in decorations.

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

      o     Smackers(R)- helium filled red lip-shaped balloons.

      o You Name It(R) - balloons to which lettering can be attached for a personalized message.

      In addition to size and shape, a principal element of the Company's metalized balloon products is the printed design or message contained on the balloon. These designs include figures and licensed characters many of which are well-known. The Company maintains many of its own licenses for several characters, and, under an arrangement with Hallmark Cards Incorporated (`Hallmark"), manufactures and distributes balloons bearing a number of additional licensed characters. Some of these characters include Peanuts(R), Garfield(R), Precious Moments(R), Party Express(R), Betty Boop(R), Kinka(R), Head First(R), Hallmark Shoebox(R), Scooby Doo(R), Barbie(R), Batman(R), Spirit(R), Nascar(R), Hotwheels(R), Major League Baseball(R), Hamtaro(R), Justice League(R), Star Wars(R), Butt Ugly Martians(R), Madeline(R), Samurai Jack(R), Rescue Hereos(R) and several others. See "Patents, Trademarks and Copyrights" below.

      Latex Balloons. The Company sells a high end line of latex balloons under the product line name Hi-Tex(R) and a standard line of latex balloons marketed under the name Partyloons(R). The Company also manufactures toy balloon products including punch balls and water bombs.

      Packaging Films. The Company laminates, extrusion coats and prints films for use in packaging applications, including food packaging.

      Custom Film Products. The Company fabricates custom film products for various commercial and industrial purposes. These now include "dunnage" bags (inflatable film products) used in the packaging of goods and flexible containers for the storage of clothing and personal items.

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

      There are presently at least six manufacturers of metalized balloons whose products are sold in the United States. Five of these companies maintain their own production facilities in the United States. Several companies market and sell metalized balloons designed by them and manufactured by others for them.

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

      The total volume of products manufactured and sold in this industry is estimated to be well in excess of $3 billion.

Marketing, Sales and Distribution

      The Company markets and sells its metalized balloon, latex balloon and related novelty products throughout the United States and in over 30 foreign countries. The Company maintains a marketing, sales staff and support staff of 10 individuals and a customer service department of 7 individuals. European sales are conducted by CTI Balloons, the Company's subsidiary located in Rugby, England. CTI Mexico and Flexo Universal conduct sales and marketing activities for the sale of balloon products in Mexico, Latin America, and certain other markets. Sales in other foreign countries are made generally to distributors in those countries and are managed at the Company's principal offices.

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

      In March, 2002, the Company entered into an arrangement with Hallmark, under which the Company agreed to produce metalized balloons for the Party Express Division of Hallmark incorporating designs provided by Party Express as well as licensed character designs under licenses held by Hallmark. Under the arrangement, the Company is also entitled to market and sell balloons incorporating these designs to its other customers. During 2002, sales to Hallmark were $5,111,000 or 12.4% of the Company's total sales revenue.

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

      The Company markets and sells its printed and laminated films and converted film products directly and through independent sales representatives. The Company markets these products to companies which package their products in plastic wrapping, in particular food products such as candies and coffee. The Company markets its custom film products, including its "dunnage" bags (inflatable film products) directly. During the 2002 fiscal year, the Company sold such products to five principal, and a number of smaller customers. One customer represented 29% ($12,086,000) of the Company's total sales revenue in 2002 and another represented 17% ($7,000,000) of total sales revenue.

Manufacturing

      Production and Operations.

      At its Barrington, Illinois headquarters, the Company owns and operates a modern facility. The facility includes converting machines of the Company's own design and construction which fabricate metalized balloons and packaging bags. These production systems include a patented system for the production and insertion of valves in balloons. These machines have the capacity to manufacture in excess of 60 million 18" balloons annually.

      The Company owns and operates equipment for the development of films and plates utilized in the printing of films for metalized balloons and packaging films. The Company owns and operates one state of the art high-speed eight color press and two six color presses at its facility in Barrington, Illinois. The Company's utilizes a water-based ink process for printing.

      The Company owns and operates one extrusion coating and lamination machine and one solventless laminator to produce films for use in metalized balloons, packaging films and specialty film products. A new extrusion coating and laminating machine was acquired in 1999 and the laminator was acquired in 2002. This equipment significantly increased the Company's production capacity and capabilities.

      The Company maintains a graphic arts and development department which designs its balloon products and graphics. The Creative Department operates a networked, computerized graphic arts system for the production of these designs and of printed materials including catalogues, advertisements and other promotional materials.

      The Barrington facility also includes a computerized customer service department which receives and fulfills over 60,000 orders annually.

      The Company maintains a finished goods inventory of all balloon products at the Barrington facility and provides fulfillment for orders throughout the United States and in a number of foreign countries.

      CTI Mexico and Flexo Universal. Through CTI Mexico and Flexo Universal, the Company operates several facilities in Guadalajara, Mexico, comprising, in 2002, approximately 95,000 square feet of production, warehouse and office space. At these locations, the Company produces all of its latex balloon products and also prints and packages latex balloons. During 2002, CTI Mexico owned and operated, or leased, seven latex balloon manufacturing machines, two high-speed latex printing machines and several other latex printing machines. Balloon products are warehoused at these facilities and order fulfillment is provided for Mexico and Latin America, as well as to the United States and United Kingdom facilities of the Company. CTI Mexico, and now Flexo Universal, also conduct sales and marketing activities for the sale of balloon products in Mexico, Latin America and certain other markets.

      CTI Balloons Ltd. Through its wholly-owned subsidiary, CTI Balloons Ltd, the Company conducts a warehouse, fulfillment and sales operation in Rugby, United Kingdom. Sales and fulfillment for all of the United Kingdom, Europe and the Middle East are conducted from this facility.

Competition

      The balloon and novelty industry is highly competitive, with numerous competitors. There are presently six principal manufacturers of metalized balloons whose products are sold in the United States including Anagram International, Inc., Pioneer Balloon, Convertidora International, Barton Enterprises and Betallic. Several companies, including American Greetings, Amscan Holdings, Inc. and Flowers, Inc., market and sell metalized balloons designed by them and manufactured by others for them. In 1998, Anagram International, Inc. was acquired by Amscan and in 2000 M&D Balloons was acquired by American Greetings. During 2002, Amscan completed the purchase of M&D Balloons from American Greetings.

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

      Copyright Licenses. The most significant of these rights are licenses on a number of popular characters. The Company presently maintains approximately 22 licenses and produces balloon designs utilizing the characters covered by the licenses. Licenses are generally maintained for a one or two year term, although the Company has maintained long term relationships with several of its licensors and has been able to obtain renewal of its license agreements with them.

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

Research and Development

      The Company maintains a product development and research department of 7 individuals for the development or identification of new balloons and related products, product components and sources of supply. Research and development includes (i) creative product development, (ii) creative marketing, and (iii) engineering development. During the fiscal years ended December 31, 2001 and December 31, 2002, the Company estimates that the total amount spent on research and development activities was approximately $325,000 and $333,000, respectively.

Employees

      As of December 31, 2002, the Company had 246 full-time employees in the United States, of whom 18 are executive or supervisory, 10 are in sales, 188 are in manufacturing and 30 are clerical. As of that same date, the Company had 13 full-time employees in England, of whom one is executive or supervisory, 4 are in sales, 6 are in warehousing and 2 are clerical. In Mexico, as of December 31, 2002, the Company had 213 full-time employees, of whom 6 are executive or supervisory, 4 are in sales, 187 are in manufacturing and 16 are clerical. The Company is not a party to any collective bargaining agreement in the United States, has not experienced any work stoppages and believes that its relationship with its employees is satisfactory.

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

      During 2002, CTI Mexico, the Company leased four buildings with approximately 95,000 total square feet of production, warehouse and office space in Guadalajara, Mexico. One plant, consisting of three buildings, is occupied at a monthly lease rate of $5,500, and the other plant, consisting of one building, has a three-year lease at a monthly lease rate of $4,500. In January 2003, Flexo Universal entered into a 5 year lease agreement for the lease of approximately 43,000 square feet of manufacturing, warehouse and office space at the cost of $17,000 per month.

Item No. 3 Legal Proceedings

      On September 5, 2002, Byrne Sales Associates, Inc. filed an action against the Company for breach of contract in the Circuit Court of Jefferson County, Wisconsin claiming as damages the amount of $150,805. In the action, the plaintiff alleges that certain products manufactured by the Company and sold to the plaintiff were defective. The Company has filed a responsive pleading in this action denying the allegations contained in the Complaint. Management of the Company believes the claims in the action are without merit in fact or law and intends to vigorously defend the action. Due to the preliminary stage of this action, neither an evaluation of the outcome or a range of probable loss can be made.

In addition, the Company is also party to certain lawsuits arising in the normal course of business. The ultimate outcome of these matters is unknown, but in the opinion of management, the settlement of these matters is not expected to have a significant effect on the future financial position or results of operations of the Company.

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

      The high and low sales prices for the last eight fiscal quarters (retroactively adjusted to reflect post-reverse split share and stock dividend values), according to the NASDAQ Stock Market's Stock Price History Report, were:

                                                             High     Low
                                                             -------------

      January 1, 2001 to March 31, 2001                      2.07      .87
      April 1, 2001 to June 30, 2001                         1.68     1.10
      July 1, 2001 to September 30, 2001                     1.68     1.39
      October 1, 2001 to December 31, 2001                   1.68     1.13
      January 1, 2002 to March 31, 2002                      1.55     1.30
      April 1, 2002 to June 30, 2002                         6.26     1.52
      July 1, 2002 to September 30, 2002                     4.47     2.05
      October 1, 2002 to December 31, 2002                   6.90     2.23

      As of March 20, 2003, there were approximately 44 holders of record of the Company's Common Stock. It is estimated that there are in excess of 300 beneficial owners of the Company's Common Stock.

      The Company has never paid any cash dividends on its Common Stock and does not currently intend to pay cash dividends on its Common Stock in the foreseeable future. The Company currently intends to retain all its earnings to finance the development and expansion of its business. Under the terms of its current loan agreement, the Company is restricted from declaring any cash dividends or other distributions on its shares unless certain minimum financial performance levels are maintained. The Company expects it to be likely that it will be required to agree to restrictions on the payment of dividends or other distributions in connection with future financings, if any.

      Recent Sales of Unregistered Securities

      In June, 1999, the Company issued a note to John C. Davis, a former director and officer, for $150,000 with a maturity of February 28, 2001, replacing an existing note in that amount. Mr. Davis' June, 1997, warrant to purchase up to 19,078 shares of the Company's Common Stock at an exercise price of $7.86 per share was cancelled in September, 1999, and a new warrant to purchase up to 19,078 shares of the Company's Common Stock at an exercise price of $1.418 per share, with an expiration date of June 30, 2003, was issued in its place. Mr. Davis' June, 1999, Note was paid in full by the Company in February, 2001.

      In June, 1999, notes of the Company to Howard W. Schwan, John Schwan, and Stephen Merrick in the amounts of respectively, $50,000, $350,000 and $315,000, came due. On November 9, 1999, new notes in the same principal amounts were issued to Messrs. H. Schwan, J. Schwan and Merrick, in payment and replacement of the prior notes with maturity dates for each of November 9, 2001. In November, 1999, the June, 1997 warrants of Messrs. H. Schwan, J. Schwan and Merrick to purchase up to (respectively) 6,359, 44,515 and 40,063 shares of the Company's Common Stock at an exercise price of $7.86 per share were cancelled. At that time, new warrants to purchase up to 35,263, 246,840 and 222,157 shares of the Company's Common Stock at an exercise price of $1.418 per share were issued to Messrs. H. Schwan, J. Schwan and Merrick, respectively. Each of these warrants were exercised on June 3, 2002. The respective $50,000, $350,000 and $315,000 notes were cancelled and used as payment for the warrant shares.

      The 1999 notes and 1999 warrants issued to Messrs. Davis, H. Schwan, J. Schwan and Merrick were issued in a private offering which was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as a transaction not involving a public offering as all participants were sophisticated investors who had access to information about the Company.

      In July, 2001, the Company issued warrants to purchase up to 79,364 shares of the Company's Common Stock to John H. Schwan and 39,683 shares of the Company's Common Stock to Stephen M. Merrick. The warrants were issued in consideration of Mr. Schwan and Mr. Merrick each personally guaranteeing and securing loans to the Company in the amount of approximately $1,600,000. The warrants are exercisable for a period of five years at a price of $1.50 per share.

      On December 12, 2002, Messrs. John Schwan, Howard Schwan and Stephen Merrick exercised warrants to purchase 24,572, 30,525 and 28,780 shares of the Company's Common Stock, respectively. In each instance, the warrant holder tendered shares of the Company's Common Stock already owned by him as full payment for the warrant shares. The shares tendered as payment were valued at the per share closing price for the Company's Common Stock on the date of exercise.

      During February, 2003, John H. Schwan loaned $930,000 to the Company and Stephen M. Merrick loaned $700,000 to the Company, each in exchange for (i) two year promissory notes bearing interest at 9% per annum and (ii) five year warrants to purchase up to 163,000 shares of Common Stock of the Company at $4.87 per share, the market price of the Common Stock on the date of the Warrants. The proceeds of these loans were to (i) re-finance the bank loan of CTI Mexico in the amount of $880,000 and (ii) to provide financing for CTI Mexico and Flexo Universal.

Item No. 6 Management's Discussion and Analysis of Financial Condition and Results of Operations

General

      The Company's December 31, 2001 financial statements have been restated, as further discussed in Amendment No. 1 to the Company's 2001 Form 10KSB.

      The following table sets forth selected financial data of the Company for the years ended December 31, 2002 and December 31, 2001 (in thousands, except per share data):

                                                                  Year ended            Year ended
                                                                 December 31,          December 31,
                                                                     2002                  2001
                                                                 ----------------------------------
Consolidated Statement of Operations Data:
Net sales                                                        $    41,236           $    27,446
Cost of sales                                                         32,344                19,835
                                                                 ---------------------------------

Gross profit                                                           8,892                 7,611

Operating Expenses:
  General and administrative                                           4,225                 3,702
  Selling                                                              1,551                 1,760
  Advertising                                                          1,671                 1,133
                                                                 ---------------------------------

Total operating expenses                                               7,447                 6,595
                                                                 ---------------------------------

Operating income                                                       1,445                 1,016

Other expense                                                         (1,110)               (1,030)
                                                                 ---------------------------------

Income (loss) before income taxes and minority interest                  335                   (14)

Income tax expense                                                       (39)                 (277)
                                                                 ---------------------------------

Income (loss) before minority interest                                   296                  (290)

Minority interest in loss of subsidiary                                    6                    58
                                                                 ---------------------------------

Net income (loss)                                                $       302           $      (232)
                                                                 =================================

Net income (loss) applicable to common shares                    $       302           $      (232)
                                                                 =================================

Net income (loss) per share:
  Basic                                                          $      0.18           $     (0.19)
                                                                 =================================
  Diluted                                                        $      0.16           $     (0.19)
                                                                 =================================

Weighted average number of common and
  common equivalent shares outstanding:
  Basic                                                            1,688,384             1,511,958
                                                                 =================================
  Diluted                                                          1,884,405             1,511,958
                                                                 =================================

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

      For the fiscal year ended December 31, 2002, consolidated revenues from the sale of all products were $41,236,000, compared to consolidated revenues of $27,446,000 for the year ended December 31, 2001, an increase of 50%. This increase in revenues is the result principally of (i) a 72% increase in sales of printed and laminated films from 11,438,000 in 2001 to 19,621,000 in 2002 and
(ii) a 61% increase in sales of metalized balloons from $10,155,000 in 2001 to $16,392,000 in 2002. These sales revenues increases are attributable principally to increases in sales to three principal customers. Sales in 2002 to these three customers were as follows: (i) $12,086,000, or 29% of total revenues to a customer for consumer storage bags, (ii) $7,000,000 representing 17% of total sales to a customer for packaging films and (iii) $5,111,000, representing 12.4% of total sales, to a customer for metalized balloons. For the fiscal year 2002, on a consolidated basis, metalized balloons represented 40% of sales, laminated and printed films 48% of sales and latex balloons 12% of sales. During fiscal 2001, metalized balloons represented 37% of sales, laminated and printed films 44% of sales and latex balloons 19% of sales.

      Sales and selected financial information on a geographic basis for 2001 and 2002 are set forth below:

                          United States     United Kingdom        Mexico         Eliminations        Consolidated
Year ended 12/31/01
Revenues                  $ 24,707,000        $1,672,000       $ 5,940,000        $(4,873,000)       $ 27,446,000
Operating income             1,089,000            67,000           128,000           (268,000)          1,016,000
Net income (loss)             (105,000)           50,000            47,000           (224,000)           (232,000)
Total Assets              $ 20,355,000        $  620,000       $ 5,785,000        $(2,096,000)       $ 24,664,000

Year ended 12/31/02
Revenues                  $ 37,418,000        $1,966,000       $ 5,235,000        $(3,383,000)       $ 41,236,000
Operating income             1,260,000            69,000           212,000            (96,000)          1,445,000
Net income (loss)              452,000            40,000           (99,000)           (91,000)            302,000
Total Assets              $ 26,311,000        $  980,000       $ 4,983,000        $(2,002,000)       $ 30,272,000

(1)   All intercompany transactions are eliminated for consolidated information.

(2) The United Kingdom facility is a warehouse and sales operation marketing and selling products manufactured in the United States and Mexico.

      Cost of Sales. For fiscal 2002, cost of sales increased to 78.4% of net sales compared to 72.3% of net sales for fiscal 2001. In fiscal 2002, profit margins on metalized balloons, latex balloons and laminated and printed film were 24.3%, 17.5% and 27.5%, respectively, compared to margins on the same product lines for 2001 of 27.1%, 14.1% and 33%. The reduction in margins with respect to metalized balloons in 2002 is attributable principally to sales of balloons to one significant customer at prices and margins lower than other customers. Also, the Company experienced higher than normal production costs during the second half of 2002 arising from the installation of new equipment and the need to respond to large volume requirements. With respect to laminated and printed films, the reduction in margins during 2002 is attributable principally to (i) greater allocation of production overhead costs to this product line, (ii) an increase in resin costs and (iii) increased costs associated with the installation and operation of new equipment.

      General and Administrative. For fiscal 2002, administrative expenses were $4,225,000, or 10.2% of net sales, as compared to $3,702,000 or 13.5% of net sales for fiscal 2001. The increase in administrative expenses is attributable to increases in personnel and compensation, insurance premiums, litigation settlement costs, audit expenses, consulting fees and travel expenses. In June, 2002, the Company entered into a settlement agreement of pending litigation, incurring an expense of $105,000.

      Selling. For fiscal 2002, selling expenses were $1,551,000 or 3.8% of net sales compared to $1,760,000, or 6.4% of net sales for fiscal 2001. The decline in selling expense resulted from reductions in several expense items including royalty payments and commissions.

      Advertising. For fiscal 2002, advertising and marketing expenses were $1,671,000 or 4.1% of net sales, compared to $1,133,000 or 4.1% of sales for fiscal 2001. The increase is attributable principally to the expense of additional personnel and compensation expenses.

      Other Expense. For fiscal 2002, interest expense and loan fees totaled $832,000. For fiscal 2001, interest expense was $1,126,000. The reduction in interest expense is attributable principally to lower applicable interest rates. The Company had currency exchange losses during 2002 of $281,000 compared to currency gains during fiscal 2001 of $89,000.

      Net Income or Loss. For the fiscal year ended December 31, 2002, the Company had income before taxes and minority interest of $335,000 compared to a loss before taxes and minority interest for fiscal 2001 of $14,000. The net income for fiscal 2002 was $303,000 compared to a net loss for fiscal 2001 of $232,000.

      Income Taxes. For the fiscal year ended December 31, 2002, the Company had income tax expense of $39,000 compared to an income tax expense of $277,000 for fiscal 2001. The amount of the income tax expense recognized by the Company for both 2002 and 2001 reflects adjustments in deferred tax assets and other items arising from the operating results of the Company for each year.

      Contracts with foreign suppliers are stated in U.S. dollars and the Company is not subject to currency rate fluctuations on these transactions. The effect of currency rate fluctuations on intercompany transactions with the Company's England subsidiary and Mexico subsidiary has not been material. As a result, the Company has not hedged against currency rate fluctuations.

Financial Condition

      Cash Flow From Operations. Cash flow provided by operations for the fiscal year ended December 31, 2002 was $3,039,000. In addition to earnings, the funds provided resulted principally from increases in accounts payable of $3,910,000 and in depreciation and amortization of $1,588,000, offset by increases in accounts receivable of $1,075,000 and in inventory of $1,965,000. Cash flow generated by operations for the fiscal year ended December 31, 2001, was $624,000.

      Cash Used in Investing Activities. During fiscal 2002, the Company invested $2,478,000 in machinery and equipment. During fiscal 2001, the Company invested $1,002,000 in machinery and equipment.

      Cash From Financing Activities. Cash used in financing activities during fiscal 2002 was $513,000. The cash used in financing activities was principally to pay down the credit facility. During fiscal 2001, cash flow provided by financing activities was $102,000.

      In January, 2001, the Company entered into a Loan and Security Agreement with an institutional lender under which the lender has provided the Company with a credit facility in the amount of $9,500,000, collateralized by equipment, inventory, receivables and other assets of the Company. The credit facility includes a term loan of $1,426,000, at an interest rate of prime plus 0.75% per annum, which is based upon the appraised value of the equipment of the Company and a revolving line of credit at an interest rate of prime plus 0.5% per annum, the amount of which is based on advances of up to 85% of eligible receivables and up to 40% of the value of the Company's inventory. In 2002, the lender advanced additional funds on the original term loan in the amount of $490,880 and advanced a second term loan in the amount of $1,740,000 and increased the credit facility to $11,500,000. The term loans and revolving line of credit are secured by substantially all assets of the Company. The term of this credit facility is for a period of three years expiring on January 31, 2004, which may be extended by either party for an additional year.

      Also in January, 2001, another bank loaned to the Company the sum of $2,873,000 in a refinance of the Company's principal office building and property situated in Barrington, Illinois. This loan is secured by this building and property, and has been made in the form of two notes: one note is in the principal amount of $2,700,000, bears interest of 9.75% per annum, and has a term of five years with a 25 year amortization, and the second note is in the principal amount of $173,000, bears interest at 10% per annum, and has a term of three years.

      Cash and cash equivalents. The Company's cash management strategy includes maintaining limited cash balances and utilizing the revolving line of credit for liquidity. As of December 31, 2002, the Company had total cash and cash equivalents of $160,000 compared to cash and equivalents of $110,000 as of December 31, 2001.

      Current assets. As of December 31, 2002, the total current assets of the Company were $16,138,000 compared to total current assets of $14,143,000 as of December 31, 2001. The increase in current assets is attributable principally to increases during 2002 in accounts receivable and inventory.

      Inventory. The net inventory of the Company increased from $8,458,000 as of December 31, 2001 to $10,034,000 as of December 31, 2002. This increase was the result principally of (i) higher levels of production arising from increasing sales during 2001, (ii) a seasonal increase in balloon inventory for anticipated levels of sales in the first quarter of 2002 and (iii) production of balloons to order for a customer in the fourth quarter of 2002 for delivery in the first quarter of 2003.

      Property, Plant and Equipment. During fiscal 2002, the Company invested $4,709,000 in capital items, of which $2,016,000 was additional capital projects in process substantially all of which will be recorded as capital investment in plant and equipment during 2003. Most of this investment was in production equipment. During 2001, the Company invested $1,002,00 in capital items.

      Current liabilities. Total current liabilities increased from $14,421,000 as of December 31, 2001 to $19,045,000 as of December 31, 2002. This increase is attributable principally to an increase in accounts payable from $5,492,000 as of December 31, 2001 to $9,585,000 as of December 31, 2002.

Liquidity and Financial Resources

      At December 31, 2002 the Company had negative working capital of $2,907,000 compared to positive working capital as of December 31, 2001 of $278,000. This decline in working capital arose principally as the result of the Company's use of funds for investing activities, principally the purchase of production equipment, and the corresponding increase in accounts payable.

      The Company has maintained relatively small cash balances and reserves and relies on its credit facility for liquidity. Under the credit facility, the Company is able to borrow up to 85% of its eligible receivables and up to 40% of its eligible inventory, and utilizes the proceeds of these borrowings for its cash requirements. If the Company's sales were to decline significantly in any period, the Company's ability to borrow under this line would be reduced and its ability to meet its current obligations would be adversely affected.

      The Company believes that existing capital resources and cash generated from operations, and from borrowings on the credit facility, will be sufficient to meet the Company's requirements for at least 12 months. The contractual commitments of the Company over the next five years are as follows:

               Future Minimum
               Principal
Year           Payments          Operating Leases     Licenses        Total

2003           $1,742,658        $514,523             $271,700        $2,528,881
2004           $2,528,824        $511,883             $126,700        $3,167,401
2005           $   39,225        $507,974             $126,700        $  673,899
2006           $2,537,447        $499,775                   --        $3,037,222
2007           $       --        $499,775                   --        $  489,775

Seasonality

      In the metalized product line, sales have historically been seasonal with approximately 20% to 30% of annual sales of metalized balloons being generated in December and January, and 11% to 13% of annual metalized balloon sales being generated in June and July in recent years. The sale of latex balloons and laminated film products have not historically been seasonal, and as sales in these products lines increase as a percentage of total sales, the seasonality of the Company's total net sales has decreased.

Critical Accounting Policies

The financial statements of the Company are based on the selection and application of significant accounting policies which require management to make various estimates and assumptions. The following are some of the more critical judgment areas in the application of our accounting policies that currently affect our financial condition and results of operation.

      Revenue Recognition. Substantially all of the Company's revenues are derived from the sale of products. With respect to the sale of products, revenue from a transaction is recognized when (i) a definitive arrangement exists for the sale of the product, (ii) delivery of the product has occurred, (iii) the price to the buyer has been fixed or is determinable and (iv) collectibility is reasonably assured. The Company generally recognizes revenue for the sale of products when the products have been shipped and invoiced. In some cases, product is provided on consignment to customers. In those cases, revenue is recognized when the customer reports a sale of the product.

      Allowance for Doubtful Accounts. We estimate our allowance for doubtful accounts based on an analysis of specific accounts, an analysis of historical trends, payment and write-off histories. Our credit risks are continually reviewed and management believes that adequate provisions have been made for doubtful accounts. However, unexpected changes in the financial condition of customers or changes in the state of the economy could result in write-offs which exceed estimates and negatively impact our financial results.

      Inventory Valuation. Inventories are stated at the lower of cost or market. Cost is determined using standard costs which approximate costing determined on a first-in, first out basis. Standard costs are reviewed and adjusted periodically based on actual direct and indirect production costs. Labor, overhead and purchase price variances from standard costs are determined on a monthly basis and inventory is adjusted monthly reflecting these variances. On a periodic basis, the Company reviews its inventory levels for estimated obsolescence or unmarketable items, in reference to future demand requirements and shelf life of the products. As of December 31, 2002, the Company had established a reserve for obsolescence, marketability or excess quantities with respect to inventory in the aggregate amount of $335,000. As of December 31, 2001, the amount of the reserve was $303,000. In addition, on a periodic basis, the Company disposes of inventory deemed to be obsolescent or unsaleable and, at such time, records an expense for the value of such inventory.

      Valuation of Long-Lived Assets. We evaluate whether events or circumstances have occurred which indicate that the carrying amounts of long-lived assets (principally property and equipment and goodwill) may be impaired or not recoverable. Significant factors which may trigger an impairment review include: changes in business strategy, market conditions, the manner of use of an asset, underperformance relative to historical or expected future operating results, and negative industry or economic trends. In 2001, the FASB issued Statement No. 142, "Goodwill and Other Intangible Assets," which among other things, eliminates the amortization of goodwill and certain other intangible assets and requires that goodwill be evaluated annually for impairment by applying a fair-value based test. We retained a valuation consulting firm to conduct an evaluation of our goodwill in our Mexico subsidiary in June, 2002 and December, 2002. In the opinion of the consultant the our goodwill valuation of our Mexico subsidiary, in the amount of $1,113,000 was not impaired.

      Income Taxes and Deferred Tax Assets. Income taxes are accounted for as prescribed in SFAS No. 109-Accounting for Income Taxes. Under the asset and liability method of Statement 109, the Company recognizes the amount of income taxes currently payable and deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities, and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years these temporary differences are expected to be recovered or settled.

      As of December 31, 2002, the Company had a net deferred tax asset of $689,000, representing the amount the Company may recover in future years from future taxable income. As of December 31, 2001, the amount of the deferred tax asset was $652,000. Each year and period management must make a judgment to determine the extent to which the deferred tax asset will be recovered from future taxable income. As of December 31, 2002, management has determined that an appropriate allowance against the deferred tax asset, for the possibility that such amount will not be recovered, is $739,000. As of December 31, 2001, the amount of this reserve was $739,000. These determinations involve the exercise of significant management judgment and are made based upon historical, current and projected levels of revenue and profit.

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

Item No. 8 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Effective July 24, 2002, the Company engaged McGladrey & Pullen, LLP as the Registrant's principal accountants to audit the Company's financial statements for the year ending December 31, 2002. McGladrey & Pullen, LLP replaced Grant Thornton, LLP, which had previously been engaged for the same purpose, and whose dismissal was effective July 24, 2002. The decision to change the Company's principal accountants was approved by the Company's Audit Committee and Board of Directors on July 24, 2002.

      The reports of Grant Thornton LLP, on the Company's financial statements for the prior two fiscal years ended December 31, 2000, and December 31, 2001 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

      During the Company's last two fiscal years ended December 31, 2000, and December 31, 2001, and in the subsequent interim periods through July 24, 2002, there were no disagreements with Grant Thornton, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Grant Thornton, LLP, would have caused it to make reference to the subject matter of the disagreements in connection with its reports on the financial statements for such periods.

      Grant Thornton, LLP has not informed the Company of any reportable events during the Company's two fiscal years ended December 31, 2000 and 2001 and in subsequent interim periods through July 24, 2002.

PART III

Item No. 9 Directors and Executive Officers of the Registrant

Directors and Executive Officers

      The Company's current directors and executive officers and their ages, as of April 1, 2003, are as follows:

Name                          Age                Position With The Company

John H. Schwan                58                 Chairman and Director

Howard W. Schwan              48                 President and Director

Stephen M. Merrick            61                 Executive Vice President,
                                                 Secretary and Director

Mark Van Dyke                 53                 Senior Vice President

Brent Anderson                36                 Vice President of Manufacturing

Samuel Komar                  46                 Vice President

Stanley M. Brown              56                 Director

Bret Tayne                    44                 Director

Alfred J. Lescher             38                 Controller

      All directors hold office until the annual meeting next following their election and/or until their successors are elected and qualified. Officers are elected annually by the Board of Directors and serve at the discretion of the Board. Information with respect to the business expenses and affiliation of the directors and the executive officers of the Company is set forth below:

      John H. Schwan, Chairman. Mr. Schwan has been an officer and director of the Company since January, 1996. Mr. Schwan has been the President and principal executive officer of Packaging Systems and affiliated companies for over the last 15 years. Mr. Schwan has over 20 years of general management experience, including manufacturing, marketing and sales. Mr. Schwan served in the U.S. Army Infantry in Vietnam from 1966 to 1969, where he attained the rank of First Lieutenant.

      Howard W. Schwan, President. Mr. Schwan has been associated with the Company for 21 years, principally in the management of the production and engineering operations of the

Company. Mr. Schwan was appointed as Vice President of Manufacturing in November, 1990, was appointed as a director in January, 1996, and was appointed as President in June, 1997.

      Stephen M. Merrick, Executive Vice President and Secretary. Mr. Merrick was President of the Company from January, 1996 to June, 1997 when he became Chief Executive Officer of the Company. In October, 1999, Mr. Merrick became Executive Vice President. Mr. Merrick is a principal of the law firm of Merrick & Klimek, P.C. of Chicago, Illinois and has been engaged in the practice of law for more than 35 years. Mr. Merrick is also Senior Vice President, Director and a member of the Management Committee of Reliv International, Inc. (NASDAQ), a manufacturer and direct marketer of nutritional supplements and food products.

      Mark Van Dyke, Senior Vice President. Mr. Van Dyke rejoined the Company in August, 2001. Mr. Van Dyke has over 25 years experience in the balloon industry and was previously employed by the Company for 12 years. Prior to rejoining the Company, Mr. Van Dyke was employed by M&D Balloons, Inc. for eight years and became Executive Director of that Company.

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

      Samuel Komar, Vice President of Sales. Mr. Komar has been employed by the Company since March of 1998, and was named Vice-President of Sales in September of 2001. Mr. Komar has worked in sales for 16 years, and prior to his employment with the Company, Mr. Komar was with Bob Gable & Associates, a manufacturer of sporting goods. Mr. Komar received a Bachelor of Science Degree in Sales and Marketing from Indiana University.

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

      Based solely on a review of such forms furnished to the Company, or written representations that no Form 5's were required, the Company believes that during calendar year 2001, all Section 16(a) filing requirements applicable to the officers, directors and ten-percent beneficial shareholders were complied with, except that Brent Anderson filed a late report on Form 4 to report 4 purchases and 4 sale transactions during 2002.

Item No. 10 Executive Compensation

The following table sets forth certain information with respect to the compensation paid or accrued by the Company to its President, Chief Executive Officer and any other officer who received compensation in excess of $100,000 ("Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                              Annual Compensation             Long Term Compensation
                                              -------------------             ----------------------

                                                                                             All Other
  Name and Principal                      Salary          Other Annual      Underlying     Compensation
       Position               Year           $            Compensation        Options           ($)
Howard W. Schwan              2002       $162,500          $ 8,100           14,285(2)       $1,925(6)
President                     2001       $150,000          $ 5,000               --          $1,765(6)
                              2000       $135,000          $ 9,719(1)        23,809(2)       $1,650(6)

Mark Van Dyke                 2002       $123,100               --               --              --
Senior Vice President         2001       $ 45,900               --           23,809(3)           --
                              2000             --               --               --              --

Brent Anderson                2002       $ 95,000               --            8,928(4)           --
Vice President of             2001       $ 86,700               --           17,857(4)           --
Manufacturing                 2000       $ 82,300               --               --              --

Samuel Komar                  2002       $104,200               --               --              --
Vice President of Sales       2001       $ 94,450               --           11,904(5)           --
                              2000       $ 89,500               --               --              --

----------
(1)   Perquisites include country club membership of $3,950 in 2000.

(2) Stock options to purchase up to 14,285 shares of the Company's Common Stock at $2.31 per share, and stock options to purchase up to 23,809 shares of the Company's Common Stock at $1.89 per share.

(3) Stock options to purchase up to 23,809 shares of the Company's Common Stock at $1.47 per share.

                       (footnotes continued on next page)

(4) Stock options to purchase up to 8,928 shares of the Company's Common Stock at $2.31 per share, and stock options to purchase up to 17,857 shares of the Company's Common Stock at $1.47 per share. Stock options to purchase up to 8,928 shares of the Company's Common Stock at $2.31 per share.

(5) Stock options to purchase up to 11,904 shares of the Company's Common Stock at $1.47 per share.

(6) Company contribution to the Company's 401(k) Plan as a pre-tax salary deferral.

      Certain Named Executive Officers have received warrants to purchase Common Stock of the Company in connection with their guarantee of certain bank loans secured by the Company and in connection with their participation in a private offering of notes and warrants conducted by the Company. See "Board of Director Affiliations and Related Transactions" below. The following stock option grants were made to certain of the Company's executive officers in the fiscal year ending December 31, 2002.

                        Option Grants in Last Fiscal Year

                                                 Individual Grants

                         Number of
                         Securities           % of Total Options
                         Underlying         Granted to Employees in     Exercise Price          Expiration
     Name             Options Granted             Fiscal Year              ($/share)                Date
     ----             ---------------             -----------              ---------                ----
Howard W. Schwan           14,285                    24.2%                   $2.31              10/12/2007

Brent Anderson              8,928                    15.2%                   $2.31              10/12/2007

Stephen M. Merrick          5,952                    10.1%                   $2.55              10/12/2007

John H. Schwan              5,952                    10.1%                   $2.55              10/12/2007

    Aggregated Option Exercises in Last Fiscal Year and FY-End Option Values

                                                  Number of Securities Underlying    Value of Unexercised In-
                        Shares         Value           Unexercised Options at            the-Money Options
                      Acquired on     Realized              Year End (#)               at Fiscal Year End ($)
      Name            Exercise (#)      ($)          Exercisable/Unexercisable       Exercisable/Unexercisable
      ----            ------------      ---          -------------------------       -------------------------
John H. Schwan             0             0                    45,633/0                     $121,603/0(1)

Howard W. Schwan           0             0                    53,966/0                     $160,471/0(1)

Stephen M. Merrick         0             0                    45,633/0                     $121,603/0(1)

Mark Van Dyke              0             0                    23,809/0                     $114,045/0(1)

Brent Anderson             0             0                    39,879/0                     $157,216/0(1)

Samuel Komar               0             0                    24,641/0                     $ 91,875/0(1)

----------

(1) The value of unexercised in-the-money options is based on the difference between the exercise price and the fair market value of the Company's Common Stock on December 31, 2002.

Employment Agreements

      In June, 1997, the Company entered into an Employment Agreement with Howard W. Schwan as President, which provides for an annual salary of not less than $135,000. The term of the Agreement was through June 30, 2002 and is automatically renewed thereafter for successive one year terms. The Agreement contains covenants of Mr. Schwan with respect to the use of the Company's confidential information, establishes the Company's right to inventions created by Mr. Schwan during the term of his employment, and includes a covenant of Mr. Schwan not to compete with the Company for a period of three years after the date of termination of the Agreement.

Director Compensation

      John Schwan was compensated in the amount of $78,000 in fiscal 2002 for his services as Chairman of the Board of Directors. Directors other than members of management received a fee of $1,000 for each Board meeting attended.

Item No. 11 Security Ownership of Certain Beneficial Owners and Management

Principal Stockholders

      The following table sets forth certain information with respect to the beneficial ownership of the Company's capital stock, as of April 2, 2003, by (i) each stockholder who is known by the Company to be the beneficial owner of more than 5% of the Company's Common Stock, (ii) each director and executive officer of the Company who owns any shares of Common Stock and (iii) all executive officers and directors as a group. Except as otherwise indicated, the Company believes that the beneficial owners of the shares listed below have sole investment and voting power with respect to such shares.

                                                    Shares of Common Stock
           Name and Address (1)                     Beneficially Owned (2)   Percent of Common Stock
           --------------------                     ----------------------   -----------------------
John H. Schwan                                            658,109(3)                30.8%(4)

Stephen M. Merrick                                        541,630(5)                26.1%(4)

Howard W. Schwan                                          178,901(6)                 9.1%(4)

Brent Anderson                                             51,128(7)                 2.6%(4)

Samuel Komar                                               24,879(8)                 1.3%(4)

Mark Van Dyke                                              23,809(9)                 1.2%(4)

Stanley M. Brown                                           11,250(10)                  *
  747 Glenn Avenue
  Wheeling, IL 60090

Bret Tayne                                                  9,923(11)                  *
6834 N. Kostner Avenue
Lincolnwood, IL 60712

Frances Ann Rohlen                                        169,933(12)                8.9%(4)
  747 Glenn Avenue
  Wheeling, IL 60090

All Directors and Executive Officers as a               1,499,629                     61%(4)
group (8 persons)

----------
*Less than one percent

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

(3) Includes warrants to purchase up to 79,364 shares of Common Stock at $1.50 per share, warrants to purchase up to 93,000 shares of Common Stock at $4.87 per share, options to purchase up to 15,872 shares of Common Stock at $6.93 per share granted under the Company's 1997 Stock Option Plan, options to purchase up to 23,809 shares of Common Stock at $2.08 per share granted under the Company's 1999 Stock Option Plan and options to purchase up to 5,952 shares of Common Stock at $2.55 per share granted under the Company's 2002 Stock Option Plan. Also includes indirect beneficial ownership of 130,821 shares of Common Stock through shares owned through CTI Investors, L.L.C. See "Board of Directors Affiliations and Related Transactions."

(4) Assumes the exercise of all warrants and options owned by the named person into shares of Common Stock and all shares of Common Stock beneficially owned by the named person through CTI Investors, L.L.C.

(5) Includes warrants to purchase up to 39,683 shares of Common Stock at $1.50 per share, warrants to purchase up to 70,000 shares of Common Stock at $4.87 per share, options to purchase up to 15,872 shares of Common Stock at $6.93 per share granted under the Company's 1997 Stock Option Plan, options to purchase up to 23,809 shares of Common Stock at $2.08 per share granted under the Company's 1999 Stock Option Plan and options to purchase up to 5,952 shares of Common Stock at $2.55 per share granted under the Company's 2002 Stock Option Plan. Also includes indirect beneficial ownership of 87,214 shares of Common Stock through shares owned through CTI Investors, L.L.C. See "Board of Directors Affiliations and Related Transactions."

(6) Includes options to purchase up to 15,872 shares of Common Stock at $6.30 per share granted under the Company's 1997 Stock Option Plan, options to purchase up to 23,809 shares of Common Stock at $1.89 per share granted under the Company's 1999 Stock Option Plan and options to purchase up to 14,285 shares of Common Stock at $2.31 per share granted under the Company's 2002 Stock Option Plan. Also includes indirect beneficial ownership of 65,410 shares of Common Stock through shares owned through CTI Investors, L.L.C. See "Board of Directors Affiliations and Related Transactions."

                       (footnotes continued on next page)

(7) Includes options to purchase up to 4,761 shares of Common Stock at $6.30 per share granted under the Company's 1997 Stock Option Plan, options to purchase up to 8,333 shares of Common Stock at $1.89 per share granted under the Company's 1999 Stock Option Plan, options to purchase up to 17,857 shares of Common Stock at $1.47 per share, granted under the Company's 2001 Stock Option Plan and options to purchase up to 8,928 shares of Common Stock at $2.31 per share granted under the Company's 2002 Stock Option Plan.

(8) Includes options to purchase up to 4,761 shares of Common Stock at $6.30 per share granted under the Company's 1997 Stock Option Plan, options to purchase up to 7,976 shares of Common Stock at $1.89 per share granted under the Company's 1999 Stock Option Plan, options to purchase up to 11,904 shares of Common Stock at $1.47 per share granted under the Company's 2001 Stock Option Plan, and 238 shares of Common Stock held by immediate family members.

(9) Includes options to purchase up to 23,809 shares of Common Stock at $1.47 per share granted under the Company's 2001 Stock Option Plan.

(10) Includes options to purchase up to 1,984 shares of Common Stock at $6.30 per share and options to purchase up to 1,984 shares of Common Stock at $10.08 per share, both granted under the Company's 1997 Stock Option Plan, options to purchase up to 3,571 shares of Common Stock at $1.89 per share granted under the Company's 1999 Stock Option Plan and options to purchase up to 2,976 shares of Common Stock at $2.31 per share granted under the Company's 2002 Stock Option Plan.

(11) Includes options to purchase up to 1,984 shares of Common Stock at $6.30 per share granted under the Company's 1997 Stock Option Plan, options to purchase up to 3,571 shares of Common Stock at $1.89 per share granted under the Company's 1999 Stock Option Plan and options to purchase up to 2,976 shares of Common Stock at $2.31 per share granted under the Company's 2002 Stock Option Plan.

(12) Also includes indirect beneficial ownership of 109,017 shares of Common Stock through shares owned through CTI Investors, L.L.C.

Item No. 12 Certain Relationships and Related Transactions

Board of Directors Affiliations and Related Transactions

      Stephen M. Merrick, Executive Vice President of the Company, is a principal of the law firm of Merrick & Klimek, P.C., which serves as general counsel of the Company. In addition, Mr. Merrick is a principal stockholder of the Company. Other principals of the firm of Merrick &

Klimek, P.C. own less than 1% of the Company's outstanding Common Stock. Legal fees incurred from the firm of Merrick & Klimek, P.C. for the fiscal years ended December 31, 2001 and December 31, 2002 were $121,305 and $107,245, respectively. Mr. Merrick is also an officer and director of Reliv International, Inc. (NASDAQ-RELV).

      John H. Schwan is President of Packaging Systems, L.L.C. and affiliated companies. The Company made purchases of packaging materials from these entities in the amount of $143,000 and $118,011 during each of the years ended December 31, 2001 and December 31, 2002, respectively.

      In June, 1999, notes of the Company to Howard W. Schwan, John Schwan, and Stephen Merrick in the amount of, respectively, $50,000, $350,000 and $315,000, came due. On November 9, 1999, new notes in the same principal amounts were issued to Messrs. H. Schwan, J. Schwan and Merrick, in payment and replacement of the prior notes with maturity dates for each of November 9, 2001. As of that date, each payee under the Notes had executed a consent to extend the maturity on the Notes to March 1, 2004. In November, 1999, the June, 1997 warrants of Messrs. H. Schwan, J. Schwan and Merrick to purchase up to (respectively) 6,359, 44,515 and 40,063 shares of the Company's Common Stock at an exercise price of $7.86 per share were cancelled. At that time, new warrants to purchase up to 35,263, 246,840 and 222,157 shares of the Company's Common Stock at an exercise price of $1.418 per share were issued to Messrs. H. Schwan, J. Schwan and Merrick, respectively. Each of these warrants were exercised on June 3, 2002. The respective $50,000, $350,000 and $315,000 notes were cancelled and used as payment for the warrant shares.

      In July, 2001, the Company issued Warrants to purchase up to 79,364 shares of the Company's Common Stock to John H. Schwan and 39,683 shares of the Company's Common Stock to Stephen M. Merrick. The warrants were issued in consideration of Mr. Schwan and Mr. Merrick guaranteeing and securing loans to the Company in the aggregate amount of approximately $1,600,000. The warrants are exercisable for a period of five years at a price of $1.50 per share.

      On December 12, 2002, Messrs. John Schwan, Howard Schwan and Stephen Merrick exercised warrants to purchase 24,572, 30,525 and 28,780 shares of the Company's Common Stock, respectively. In each instance, the warrant holder tendered shares of the Company's Common Stock already owned by him as full payment for the warrant shares. The shares tendered as payment were valued at the per share closing price for the Company's Common Stock on the date of exercise.

      During February, 2003, John H. Schwan loaned $930,000 to the Company and Stephen M. Merrick loaned $700,000 to the Company, in exchange for (i) two year promissory notes bearing interest at 9% per annum and (ii) five year warrants to purchase up to an aggregate of 163,000 shares of Common Stock of the Company at $4.87 per share, the market price of the Common Stock on the date of the Warrants. The proceeds of these loans were to (i) re-finance the loan of bank loan of CTI Mexico in the amount of $880,000 and (ii) to provide financing for CTI Mexico and Flexo Universal.

      During March and April, 2003, an officer of the Company loaned to the Company an additional aggregate amount of $690,000. Such amount is due on demand and bears interest at the rate of 8% per annum.

      In or about May, 1998, the Company advanced on behalf of each of Howard W. Schwan (President and Director), John H. Schwan (Chairman of the Board) and Stephen M. Merrick (Executive Vice President and Director), the sum of $18,818 for the purchase of Company common stock from the estate of a deceased shareholder. The loans bear interest at the rate of 6% per annum and are payable in full on or before December 31, 2003. The loans are unsecured. Each of the named persons is personally liable and responsible for the full amount of the principal and all interest accrued on the loan to such person.

      In or about September, 1998, the Company advanced to Howard Schwan, President, the sum of $24,896. This loan bears interest at the rate of 6% per annum and is payable in full on or before December 31, 2003. The loan is unsecured. Mr. Schwan is personally liable and responsible for the full amount of the principal and all interest accrued on the loan.

      On November 10, 1999, the Company entered into a Lease Agreement with Pepper Road, Inc., an Illinois corporation, to lease certain warehouse and office space located at 22222 North Pepper Road, Barrington, Illinois, the building and property immediately adjacent to the Company's manufacturing facilities at 22160 North Pepper Road, Barrington, Illinois. The lease has a 10 year term and calls for monthly rent payments of $17,400 ($208,800 annually), plus all utility charges associated with the property. John Schwan, Howard Schwan and Stephen M. Merrick are officers, directors, and the sole shareholders of Pepper Road, Inc.

      The Company believes that each of the transactions set forth above were entered into, and any future related party transactions will be entered into, on terms as fair as those obtainable from independent third parties. All related party transactions must be approved by a majority of disinterested directors.

Item No. 13 Exhibits and Reports on Form 8-K

Exhibits

   Exhibit
   Number                                   Description
   -------                                  -----------

*     3.1         Third Restated Certificate of Incorporation of CTI Industries
                  Corporation

**    3.2         By-laws of CTI Industries Corporation

**    4.1         Form of Certificate for Common Stock of CTI Industries
                  Corporation

***   10.1        CTI Industries Corporation 1999 Stock Option Plan

****  10.2        CTI Industries Corporation 2001 Stock Option Plan

***** 10.3        CTI Industries Corporation 2002 Stock Option Plan

**    10.4        Employment Agreement dated June 30, 1997, between CTI
                  Industries Corporation and Howard W. Schwan

      10.5 November, 1999 Lease Agreement between Pepper Road, Inc. and CTI Industries Corporation

      10.6 Warrant dated July 17, 2001 to purchase 79,364 shares of Common Stock - John H. Schwan

      10.7 Warrant dated July 17, 2001 to purchase 39,683 shares of Common Stock - Stephen M. Merrick

      10.8 Note dated January 28, 2003, CTI Industries Corporation to Stephen M. Merrick in the sum of $500,000

      10.9 Note dated February 28, 2003, CTI Industries Corporation to Stephen M. Merrick in the sum of $200,000

      10.10 Note dated February 10, 2003, CTI Industries Corporation to John H. Schwan in the sum of $150,000

      10.11 Note dated February 15, 2003, CTI Industries Corporation to John Schwan in the sum of $680,000

      10.12       Note dated March 3, 2003, CTI Industries Corporation to John
                  H. Schwan in the sum of $100,000

      10.13 Warrant dated March 20, 2003, to purchase 70,000 shares of Common Stock - Stephen M. Merrick

   Exhibit
   Number                                   Description
   -------                                  -----------

      10.14 Warrant dated March 20, 2003, to purchase 93,000 shares of Common Stock - John H. Schwan

******10.15       Loan and Security Agreement dated January 12, 2001, between the Company and Congress Financial Corporation (Central)

******10.16       Term Note in the sum of $1,426,000 dated January 12, 2001 made by CTI Industries Corporation to Congress Financial
                  Corporation (Central)

******10.17       Mortgage dated January 12, 2001 for the benefit of Banco
                  Popular, N.A.

******10.18       Secured Promissory Note in the sum of $2,700,000 dated
                  December 15, 2000 made by CTI Industries Corporation to Banco
                  Popular, N.A.

******10.19       Secured Promissory Note in the sum of $173,000 dated December
                  15, 2000, made by CTI Industries Corporation to Banco Popular,
                  N.A.

******10.20       Guaranties dated January 12, 2001, by Stephen M. Merrick and
                  John H. Schwan for benefit of Congress Financial Corporation
                  (Central)

******10.21       Guaranties dated January 12, 2001, by John H. Schwan, Stephen
                  M. Merrick and Howard W. Schwan for the benefit of Banco
                  Popular, N.A.

      10.23       Consent of Independent Auditors

      11.1 Computation of Earnings Per Share (Incorporated by reference to Note 17 of the Consolidated Financial Statements contained in Part IV)

      21          Subsidiaries (description incorporated in Form 10-KSB under
                  Item No. 1)

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

****        Incorporated by reference to Exhibit contained in Registrant's
            Schedule 14A Definitive Proxy Statement, as filed with the Commission on May 21, 2001

*****       Incorporated by reference to Exhibit contained in Registrant's
            Schedule 14A Definitive Proxy Statement, as filed with the Commission on May 15, 2002

****** Incorporated by reference to Exhibits contained in the Registrant's 2001 10-KSB, as filed with the Commission on April 16, 2002

Reports on Form 8-K

On July 30, 2002, the Company filed a report on Form 8-K to report the replacement of its then auditors, Grant Thornton, LLP with McGladrey & Pullen, LLP, effective July 24, 2002.

Item No. 14 Controls and Procedures

      (a) Evaluation of disclosure controls and procedures. Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of December 31, 2002, have determined subsequent to December 31, 2002, in connection with our independent audit, that there were deficiencies in the design or operation of internal controls during the fourth quarter of 2002. These deficiencies occurred because intercompany account reconciliations were not completed or reviewed on a timely basis, inventory cost standards have not been updated on a timely basis, corporate accounting office is understaffed, has experienced turnover and has been subject to a lack of supervision and review. As a result, there were material adjustments in the fourth quarter financial statements in order to correct intercompany account balances, accrued expenses and inventory balances.

      (b) Changes in internal controls. The individual who was responsible for the reconciliation of intercompany account balances and inventory reconciliations has been terminated and management is in the process of hiring a replacement. Additional resources are being acquired, and management is conducting a review regarding changes which are appropriate to strengthen controls in these areas.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized on April 29, 2003.

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

Signatures                     Title                          Date
----------                     -----                          ----


/s/ Howard W. Schwan           President and Director         April 29, 2003
-------------------------
Howard W. Schwan


/s/ John H. Schwan             Chairman and Director          April 29, 2003
-------------------------
John H. Schwan


/s/ Stephen M. Merrick         Executive Vice President,      April 29, 2003
-------------------------      Secretary, Chief Financial
Stephen M. Merrick             Officer and Director


/s/ Stanley M. Brown           Director                       April 29, 2003
-------------------------
Stanley M. Brown


/s/ Bret Tayne                 Director                       April 29, 2003
-------------------------
Bret Tayne

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

Date: April 29, 2003

                                        CTI INDUSTRIES CORPORATION


                                        By: /s/ Howard W. Schwan
                                            ------------------------------------
                                            Howard W. Schwan Chief Executive
                                            Officer

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

Date: April 29, 2003

                                        CTI INDUSTRIES CORPORATION


                                        By: /s/ Stephen M. Merrick
                                            ------------------------------------
                                            Stephen M. Merrick, Chief Financial
                                            Officer

                               SARBANES-OXLEY ACT
                            SECTION 906 CERTIFICATION

      I certify that the periodic report on Form 10-KSB containing the financial statements fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o (d)) and that information contained in the periodic report on Form 10-KSB fairly presents, in all material respects, the financial condition and results of operations of the issuer.

                                        CTI INDUSTRIES CORPORATION


                                        By: /s/ Howard W . Schwan
                                            ------------------------------------
                                            Howard W. Schwan,
                                            Chief Executive Officer

                               SARBANES-OXLEY ACT
                            SECTION 906 CERTIFICATION

      I certify that the periodic report on Form 10-KSB containing the financial statements fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o (d)) and that information contained in the periodic report on Form 10-KSB fairly presents, in all material respects, the financial condition and results of operations of the issuer.

                                        CTI INDUSTRIES CORPORATION


                                        By: /s/ Stephen M. Merrick
                                            ------------------------------------
                                            Stephen M. Merrick, Chief Financial
                                            Officer

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
CTI Industries Corporation and Subsidiaries
Barrington, Illinois

We have audited the accompanying consolidated balance sheet of CTI Industries Corporation and Subsidiaries as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CTI Industries Corporation and Subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 10 to the consolidated financial statements, on January 1, 2002, the Company changed its method of accounting for goodwill to adopt Statement of Financial Accounting Standards No. 142.


/s/ McGladrey & Pullen, LLP

Schaumburg, Illinois
April 15, 2003

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of CTI Industries Corporation

We have audited the accompanying consolidated balance sheet of CTI Industries Corporation and Subsidiaries as of December 31, 2001, and the related consolidated statement of operations, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CTI Industries Corporation and Subsidiaries as of December 31, 2001, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

As indicated in Note 2 to these accompanying consolidated financial statements, the Company has restated its consolidated financial statements for the year ended December 31, 2001.


/s/ Grant Thornton, LLP


Chicago, Illinois
April 10, 2002, except as to Note 2,
which is as of April 15, 2003

CTI Industries Corporation and Subsidiaries
Consolidated Balance Sheets

                                                                     December 31, 2002  December 31, 2001
                                                                        ------------       ------------
                                     ASSETS
Current assets:
  Cash                                                                  $    160,493       $    110,488
  Accounts receivable, less allowance for doubtful accounts
  2002 $223,220; 2001 $375,755                                             5,384,839          4,385,050
  Inventories                                                             10,033,593          8,458,421
  Deferred tax assets                                                        247,780            290,816
  Prepaid expenses and other current assets                                  310,995            898,130
                                                                        ------------       ------------

      Total current assets                                                16,137,700         14,142,905

Property and equipment:
  Machinery and equipment                                                 16,221,259         14,635,962
  Building                                                                 2,636,595          2,398,039
  Office furniture and equipment                                           1,746,480          1,731,848
  Land                                                                       250,000            250,000
  Leasehold improvements                                                     388,655            161,885
  Fixtures and equipment at customer locations                             2,306,807          2,206,096
  Projects under construction                                              2,331,981            316,230
                                                                        ------------       ------------
                                                                          25,881,777         21,700,060
    Less: accumulated depreciation                                       (14,166,764)       (13,000,561)
                                                                        ------------       ------------

      Total property and equipment, net                                   11,715,013          8,699,499

Other assets:
  Deferred financing costs, less accumulated amortization
  2002 $85,602; 2001 $58,324                                                  51,747             82,653
  Goodwill                                                                 1,113,108          1,113,108
  Deferred tax assets                                                        441,592            361,567
  Other assets                                                               812,698            264,493
                                                                        ------------       ------------

      Total other assets                                                   2,419,145          1,821,821
                                                                        ------------       ------------

TOTAL ASSETS                                                            $ 30,271,858       $ 24,664,225
                                                                        ============       ============

See accompanying notes to consolidated statements

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Excess of outstanding checks over bank balance                        $    113,460       $         --
  Accounts payable                                                         9,580,823          5,492,488
  Line of credit                                                           5,642,649          5,697,717
  Notes payable - current portion                                          1,742,658          1,376,291
  Accrued liabilities                                                      1,965,561          1,854,710
                                                                        ------------       ------------

      Total current liabilities                                           19,045,151         14,421,206

Long-term liabilities:
  Other liabilities                                                          710,257          1,477,978
  Notes payable                                                            5,016,109          3,544,002
  Subordinated Debt                                                               --            715,000
                                                                        ------------       ------------

      Total long-term liabilities                                          5,726,366          5,736,980

Minority interest                                                             25,865            180,830

Stockholders' equity:
  Common stock  - no par value, 5,000,000 shares authorized,
  2,141,882 and 966,327 shares issued, 1,910,086 and 767,131 shares
  outstanding at December 31, 2002 and 2001, respectively                  3,748,270            188,434
  Class B Common stock  - no par value, 500,000 shares authorized,
  0 and 366,300 shares issued and outstanding at December 31, 2002
  and 2001, respectively                                                          --          1,000,000
  Paid-in-capital                                                          5,554,332          5,554,332
  Warrants issued in connection with senior and subordinated debt            135,462            487,440
  Accumulated deficit                                                     (2,962,816)        (1,983,770)
  Accumulated other comprehensive earnings                                    (6,002)          (118,007)
  Less:
      Treasury stock - 231,796 and 199,196 shares at December 31,
      2002 and 2001, respectively                                           (939,114)          (746,764)
      Notes receivable from stockholders                                     (56,456)           (56,456)
                                                                        ------------       ------------

      Total stockholders' equity                                           5,474,476          4,325,209
                                                                        ------------       ------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                $ 30,271,858       $ 24,664,225
                                                                        ============       ============

See accompanying notes to consolidated statements

CTI Industries Corporation and Subsidiaries
Consolidated Statements of Operations

                                                                 Year ended December 31,
                                                                 2002              2001
                                                             ------------      -------------
Net Sales                                                    $ 41,236,476       $ 27,446,494

Cost of Sales                                                  32,344,115         19,835,066
                                                             ------------       ------------

      Gross profit                                              8,892,361          7,611,428

Operating expenses:
  General and Administrative                                    4,224,777          3,701,591
  Selling                                                       1,551,538          1,760,138
  Advertising                                                   1,671,106          1,132,977
                                                             ------------       ------------

      Total operating expenses                                  7,447,421          6,594,706
                                                             ------------       ------------

Income from operations                                          1,444,940          1,016,722

Other income (expense):
  Interest expense                                               (831,600)        (1,125,606)
  Interest income                                                   3,157              6,160
  Foreign currency (loss) gain                                   (281,186)            89,028
                                                             ------------       ------------

      Total other (expense)                                    (1,109,629)       (1,030,418)
                                                             ------------       ------------

Income (loss) before income taxes and minority interest           335,311            (13,696)

Income tax expense                                                 39,065            276,553
                                                             ------------       ------------

Income (loss) before minority interest                            296,246           (290,249)

Minority interest in (loss) of subsidiary                          (6,266)           (57,957)
                                                             ------------       ------------

      Net income (loss)                                      $    302,512       $   (232,292)
                                                             ============       ============

Basic income (loss) per common share                         $       0.18       $      (0.15)
                                                             ============       ============

Diluted income (loss) per common share                       $       0.16       $      (0.15)
                                                             ============       ============

Weighted average number of shares and equivalent shares
  of common stock outstanding:
    Basic                                                       1,688,384          1,511,958
                                                             ============       ============

    Diluted                                                     1,884,405          1,511,958
                                                             ============       ============

See accompanying notes to consolidated statements

CTI Industries Corporation and Subsidiaries
Consolidated Statements of Cash Flows

                                                                             Year Ended
                                                              December 31, 2002   December 31, 2001
                                                              -------------------------------------
Cash flows from operating activities:
  Net income (loss)                                                $   302,512       $  (232,292)
  Adjustment to reconcile net income (loss) to cash
      provided by operating activities:
    Depreciation and amortization                                    1,588,187         1,665,758
    Deferred gain on sale/leaseback                                    (30,046)          (30,046)
    Amortization of Debt Discount                                       27,500           124,657
    Minority interest in loss of subsidiary                             (6,266)          (57,957)
    Provision for losses on accounts receivable & inventory            300,000           240,000
    Deferred income taxes                                              (25,700)          225,908
    Change in assets and liabilities:
      Accounts receivable                                           (1,075,314)       (1,859,791)
      Inventory                                                     (1,964,697)       (1,832,182)
      Other assets                                                    (122,112)          132,809
      Accounts payable and accrued expenses                          4,056,872         2,246,986
                                                                   -----------------------------

          Net cash provided by operating activities                  3,050,936           623,850

Cash flows from investing activities:
  Purchases of property and equipment                               (2,477,831)       (1,002,136)
                                                                   -----------------------------

          Net cash (used in) investing activities                   (2,477,831)       (1,002,136)

Cash flows from financing activities:
  Excess of outstanding checks written over bank balance               113,460                --
  Net change in revolving line of credit                               (55,068)        2,088,176
  Proceeds from issuance of long-term debt                                  --         4,299,000
  Repayment of long-term debt                                         (591,182)       (5,604,248)
  Repayment of short-term debt                                              --          (500,000)
  Repayment of subordinated debt                                            --           (10,000)
  Proceeds from exercise of warrants                                   19,750                --
  Purchase of treasury stock                                                --          (171,380)
                                                                   -----------------------------

          Net cash provided by (used in) financing activities         (513,040)          101,548

Effect of exchange rate changes on cash                                (10,060)           (5,308)
                                                                   -----------------------------

Net increase (decrease) in cash                                         50,005          (282,046)

Cash and Equivalents at Beginning of Period                            110,488           392,534
                                                                   -----------------------------

Cash and Equivalents at End of Period                              $   160,493       $   110,488
                                                                   =============================

Supplemental disclosure of cash flow information:
     Cash payments for interest                                    $   776,802       $   876,326
     Cash payments for taxes                                       $   140,072       $        --

Schedule of non-cash investing and financing activities:
   Issuance of stock for subordinated debt                         $   715,000       $        --
   Purchase of additional minority interest                        $   148,290       $        --
   Stock Dividend                                                  $ 1,280,758       $        --
   Notes payable incurred to purchase equipment                    $ 2,230,719       $        --
Common stock exchanged to exercise warrants                        $   192,350       $        --


See accompanying notes to consolidated statements

CTI Industries Corporation and Subsidiaries
Consolidated Statements of Stockholders' Equity

                                                                                                          Warrants
                                                                                                         issued in
                                           Common Stock         Class B Common Stock                  connection with
                                           ------------         --------------------       Paid-in       senior and     Accumulated
                                         Shares       Amount     Shares        Amount      Capital    subordinated debt   Deficit
                                     ----------------------------------------------------------------------------------------------
Balance, December 31, 2000              966,327   $   188,434   366,300      $1,000,000   $ 5,554,332      $ 351,978    $(1,751,478)
                                     ==============================================================================================

Expiration of stock
  redemption period

Warrants issued in connection
  with senior and subordinated debt                                                                        $ 135,462

Purchase of treasury stock

Net (loss)                                                                                                              $  (232,292)

Other comprehensive (loss)
  Foreign currency translation

Total comprehensive (loss)
                                     ----------------------------------------------------------------------------------------------

Balance, December 31, 2001              966,327   $   188,434   366,300      $1,000,000   $ 5,554,332      $ 487,440    $(1,983,770)
                                     ==============================================================================================

Options exercised                        11,000   $    19,750

Class B conversion                      366,300   $ 1,000,000  (366,300)    ($1,000,000)

Stock dividend                          304,218   $ 1,280,758                                                           $(1,280,758)

Subordinated debt contributed
  to exercise warrants                  423,579   $ 1,066,978                                              $(351,978)

Cashless exercise of warrants            70,458   $   192,350

Net income                                                                                                              $   302,512

Other comprehensive income
  Foreign currency translation

Total comprehensive loss

                                     ----------------------------------------------------------------------------------------------

Balance, December 31, 2002           2,141,882   $ 3,748,270         --      $       --   $ 5,554,332      $ 135,462    $(2,962,016)
                                     ==============================================================================================

                                                                             Less
                                       Accumulated   -----------------------------------------------------
                                          Other           Treasury Stock
                                      Comprehensive       --------------           Stock     Notes Recvble
                                      Income (loss)    Shares       Amount      Sub Recvble   Shareholders     TOTAL
                                     ---------------------------------------------------------------------------------
Balance, December 31, 2000             $  (42,244)    124,683    $ (575,384)      $  4,700     $ (56,456)   $4,664,482
                                     =================================================================================

Expiration of stock
  redemption period                                                               $ (4,700)                 $    4,700

Warrants issued in connection
  with senior and subordinated
  debt                                                                                                      $  135,462

Purchase of treasury stock                             74,513    $ (171,380)                                $ (171,380)

Net (loss)                                                                                                  $ (232,292)

Other comprehensive (loss)
  Foreign currency translation         $  (75,763)                                                          $  (75,763)
                                                                                                            ----------

Total comprehensive (loss)                                                                                  $ (308,055)
                                     ---------------------------------------------------------------------------------

Balance, December 31, 2001             $ (118,007)    199,196    $ (746,764)      $     --     $ (56,456)   $4,325,209
                                     =================================================================================

Options exercised                                                                                               19,750

Class B conversion                                                                                                  --

Stock dividend                                                                                                      --

Subordinated debt contributed to
  exercise warrants                                                                                            715,000

Cashless exercise of warrants                          32,600    $ (192,350)                                        --

Net income                                                                                                     302,512

Other comprehensive income
  Foreign currency translation         $  112,005                                                              112,005
                                                                                                            ----------

Total comprehensive income                                                                                    414,517

                                     ---------------------------------------------------------------------------------
Balance, December 31, 2002             $   (6,002)    231,796    $ (939,114)      $     --     $ (56,456)   $5,474,476
                                     =================================================================================

CTI Industries Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

      1. Nature of Operations

CTI Industries Corporation (the "Company"), its United Kingdom subsidiary (CTI Balloons Limited), and Mexican subsidiaries (CTI Mexico Corporation, S.A. de C.V. and CTF International S.A. de C.V.) (i) design, manufacture and distribute metallized and latex balloon products throughout the world and (ii) operates systems for the production, lamination, coating and printing of films used for food packaging and other commercial uses and for conversion of films to flexible packaging containers and other products.

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

Foreign Currency Translation

The financial statements of foreign subsidiaries are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities, the historical exchange rate for stockholders' equity, and a weighted average exchange rate for each period for revenues and expenses. Translation adjustments are recorded in accumulated other comprehensive income
(loss) as the local currencies of the subsidiaries are the functional currencies.

Restatements

The Company's December 31, 2001 financial statements have been restated as further discussed in Amendment No. 1 to the Company's 2001 Form 10KSB.

Accounting Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents includes cash on hand, demand deposits and short term investments with original maturities of three months or less.

Trade Receivables

Trade receivables are carried at original invoice amount less an estimate for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by identifying troubled accounts, evaluating the individual customer receivables then considering the customer's financial condition, credit history and current economic conditions and by using historical experience applied to an aging of accounts. A trade receivable is considered to be past due if any portion of the receivable balance is outstanding for a period over the customers normal terms. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using standard costs which approximates costing determined on a first-in, first-out basis.

Property and Equipment

Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged to operations as incurred. Depreciation is computed using the straight-line and declining-balance methods over estimated useful lives of the related assets. Leasehold improvements are amortized on a straight-line method over the lesser of the estimated useful life or the lease term. The estimated useful lives range as follows:

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

Goodwill

Prior to January 1, 2002, goodwill was being amortized over 15 years using the straight-line method. Subsequent to that date, the Company follows the provisions of SFAS 142, Goodwill and Other Intangibles, under which goodwill is not amortized but is tested at least annually for impairment. Goodwill on the accompanying balance sheets relates to CTI Mexico. It is the Companies' policy to perform impairment testing for CTI Mexico annually on December 31.

Valuation of long lived assets

The Company evaluates whether events or circumstances have occurred which indicate that the carrying amounts of long-lived assets (principally property and equipment) may be impaired or not recoverable. The significant factors that are considered that could trigger an impairment review include: changes in business strategy, market conditions, or the manner of use of an asset; underperformance relative to historical or expected future operating results; and negative industry or economic trends. In evaluating an asset for possible impairment, management estimates that asset's future undiscounted cash flows to measure whether the asset is recoverable, the Company measures the impairment based on the projected discounted cash flows of the asset over its remaining life. While the Company believes that our estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect these evaluations.

Deferred Financing Costs

Deferred financing costs relates to the refinancing of long-term debt in January 2001. These costs are being amortized on a straight-line basis over the term of the loans.

Income Taxes

The Company accounts for income taxes using the liability method. As such, deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Deferred tax assets and liabilities are measured using enacted tax rates expected to be in effect when the anticipated reversal of these differences is scheduled to occur. Deferred tax assets are reduced by a valuation allowance when, in the opinion of

CTI Industries Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

2. Summary of significant accounting policies, continued

management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Fair Value of Financial Instruments

The fair value of financial instruments are not materially different from their carrying values.

Other Comprehensive Income

For years ended December 31, 2002 and 2001, other comprehensive income consisted of foreign currency translation adjustments.

Revenue Recognition

The Company recognizes revenue when title transfers upon shipment. Revenue from a transaction is not recognized until (i) a definitive arrangement exists, (ii) delivery of the product has occurred or the services have been performed, (iii) the price to the buyer has been fixed or is determinable and (iv) collectibility is reasonably assured.

The Company generally recognizes revenues for the sale of product when the products have been shipped and invoiced. In some cases, product is provided on consignment to customers. For these cases, revenue is recognized when the customer reports a sale of the product.

Stock-Based Compensation

At December 31, 2002, the Company has four stock-based compensation plans, which are described more fully in Note 15. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. The Company recognizes compensation cost for stock-based compensation awards equal to the difference between the quoted market price of the stock at the date of grant or award and the price to be paid by the employee upon exercise in accordance with the provisions of APB No. 25. Based upon the terms of Company's current stock option plans, the stock price on the date of grant and price paid upon exercise are the same. Accordingly, no stock-based employee compensation cost has been recognized, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share had compensation cost for all of the stock-based compensation plans been determined based on the grant date fair values of awards (the method described in FASB Statement No. 123, Accounting for Stock-Based Compensation):

                                                       Years Ended December 31,
                                                       ------------------------

                                                          2002          2001
                                                       ----------    ----------

Net Income (Loss):
  As reported                                             302,512      (232,292)

Deduct total stock-based employee
   compensation expense determined under
   fair value based method for all awards, net
   of related tax effects                                (117,375)     (152,901)
                                                       ----------    ----------

  Pro forma net income (loss)                             185,137      (385,193)
                                                       ==========    ==========

Net income (loss) per share:

   Basic - As reported                                       0.18         (0.15)

   Basic - Proforma                                          0.11         (0.25)

   Diluted - As reported                                     0.16         (0.15)

   Diluted - Proforma                                        0.10         (0.25)

CTI Industries Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

2. Summary of significant accounting policies, continued

The fair value of each option was estimated as of the date of the grant using the Black-Scholes option pricing model based on the following assumptions:

                                                          2002       2001
                                                          ----       ----

      Expected life (years)                                5.0        7.5
      Volatility                                         123.3%       117%
      Risk-free interest rate                              2.9%       4.5%
      Dividend yield                                        --         --

Research and Development

The Company conducts product development and research activities which includes
(i) creative product development, (ii) creative marketing, and (iii) engineering. During the year ended December 31, 2002, and the year ended December 31, 2001, Research and development activities totaled $333,000 and $325,000, respectively.

Reclassifications

Certain items in the 2001 financial statements have been reclassified to conform to the 2002 presentation with no effect on operations for the year then ended.

New Accounting Pronouncements

Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations," was issued in 2001. SFAS No. 143 requires the recognition of a liability and offsetting asset for any legal obligation associated with the retirement of long-lived assets. The asset retirement cost is depreciated over the life of the related asset. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. Management does not believe SFAS No. 143 will have a significant effect on our company.

Effective January 1, 2002 the Company adopted Statement No. 144 ("Statement 144"),"Accounting for the Impairment or Disposal of Long-Lived Assets". Statement 144 provides a consistent method to value long-lived assets to be disposed of and broadens the presentation of discontinued operations to include more disposal transactions. The adoption of Statement 144 did not have a material effect on our financial position, cash flows or results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the

CTI Industries Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

2. Summary of significant accounting policies, continued

amount recognized. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company believes that the adoption of SFAS No. 146 will not have a material impact on its reported financial position or results of operations.

      3. Major Customers

For the year ended December 31, 2002, the Company had three customers that accounted for approximately 29%, 17% and 12%, respectively, of consolidated net sales. Corresponding percentages of consolidated net sales generated by these customers for the year ended December 31, 2001, were approximately 23.0%, 14.0% and 2.7% respectively. At December 31, 2002, the outstanding accounts receivable balances due from these two customers were $1,149,856, $932,707 and 1,697,852 respectively. At December 31, 2001 the outstanding accounts receivable balances due from these three customers were $568,931, $579,035 and 367,677.

      4. Inventory

Inventory is comprised of the following:

                                      December 31, 2002       December 31, 2001
      Raw materials                      $ 1,865,871             $   728,344
      Work in process                      2,135,503               2,302,440
      Finished goods                       6,386,719               5,730,737
      Allowance, Excess Quantities          (354,500)               (303,100)
                                         -----------             -----------
        Total inventory                  $10,033,593             $ 8,458,421
                                         ===========             ===========

CTI Industries Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

      5. Notes Payable

Long-term debt at December 31, 2002 consists of:

                                                                    Dec 31,2002          Dec 31, 2001
      Term Loan with bank, payable in monthly installments
      of $22,222 plus interest at prime(4.25% at December
      31, 2002) plus 0.75% due February 1, 2004, net of debt
      discount of $89,387 and $138,135 at December 31, 2002
      and 2001, respectively.                                       $ 1,355,057          $ 1,070,010

      Term Loan with bank, payable in monthly installments
      of $24,060 including interest at 9.75% due January 5,
      2006                                                            2,647,586          $ 2,671,546

      Term Loan with bank, payable in monthly installments
      of $5,582 including interest at 10.00% due January 5, 2004         68,657          $   120,889

      Term Loan with bank, payable in monthly installments
      of $26,139 including interest at 5.75% due January 5, 2006      1,627,720                   --

      Loan payable to a Mexican finance institution
      denominated in Mexican Pesos bearing interest at
      9.81%                                                              90,322               90,322

      Loan with bank, with interest payable monthly at prime
      (4.25% at December 31, 2002) due December 31, 2003                969,425              967,526
                                                                    --------------------------------

      Total                                                         $ 6,758,767          $ 4,920,293

      Less current portion                                           (1,742,658)          (1,376,291)
                                                                    --------------------------------

           Total long-term debt                                     $ 5,016,109          $ 3,544,002
                                                                    --------------------------------

In January, 2001, the Company entered into a Loan and Security Agreement with an institutional lender under which the lender has provided the Company with a credit facility in the amount of $9,500,000, collateralized by equipment, inventory, receivables and other assets of the Company. The credit facility includes a term loan of $1,426,000, at an interest rate of prime plus 0.75% per annum, which is based upon the appraised value of the equipment of the Company and a revolving line of credit at an interest rate of prime plus 0.5% per annum, the amount of which is based on advances of up to 85% of eligible receivables and up to 40% of the value of the Company's inventory. In 2002, the lender advanced additional funds on the original term loan in the amount of $490,880 and advanced a second term loan in the amount of $1,740,000 and increased the credit facility to $11,500,000. The term loans and revolving line of credit are secured by substantially all assets of the Company. The term of this credit facility is for a period of three years expiring on January 31, 2004, which may be extended by either party for an additional year.

A second term loan was established in July of 2002 in the initial amount of $1,229,000, at an interest rate of prime(4.25% at December 31, 2002) plus 1%. The credit facility is collateralized by substantially all assets of the Company. The term of this credit facility is for a period of three years, which may be extended by either party for an additional year.

As of December 31, 2002 and 2001, the balance outstanding on the credit facility was $5,642,649 and $5,697,717, respectively.

Also in January 2001, another lender loaned to the Company the sum of $2,873,000 in a refinance of the Company's principal office building and property situated in Barrington, Illinois. The loan is collateralized by this building and property, with a net carrying value of $2,886,595, and has been made in the form of two notes. The first note is in the principal amount of $2,700,000, bears

CTI Industries Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

5. Notes payable, continued

interest at the rate of 9.75%, and has a term of five years with an amortization period of 25 years.

The second note is in the principal amount of $173,000 with an interest rate of 10%, and has a term of three years.

Future Minimum principal payments, exclusive of debt discount, for amounts outstanding under these long-term debt agreements are as follows for the year ended December 31, 2002:

                                            2002
                                            ----

                      2003               1,742,658
                      2004               2,528,824
                      2005                  39,225
                      2006               2,537,447
                                        ----------

                                        $6,848,154
                                        ==========

The agreements impose limitations on the Company with respect to dividends, maintaining minimum net worth of no less than $5,000,000 and allowing for the subjective acceleration of amounts due under the loan agreements in the event of material adverse changes.

      6. Subordinated Debt

In November, 1999, the Company received $865,000 from certain shareholders in exchange for (a) two year 10% subordinated notes, and (b) three year warrants to purchase 423,579 common shares at $1.69 per share. The cash proceeds were allocated to the note and warrants based upon the relative fair value of the securities issued. The value of the warrants was $593,467 calculated using Black-Scholes option pricing formula. The $865,000 proceeds were allocated to subordinated notes in the amount of $513,022 and warrants issued in connection with subordinated debt, within stockholders' equity, of $351,978 based upon the relative fair values. The Company applied the debt discount of $351,978 against the subordinated debt. The debt discount was amortized using the effective interest method over the term of the debt which matured in December 2001. During 2002, the stockholders contributed the remaining subordinated debt totaling $715,000 to equity.

In December, 2002 the warrants were exercised.

CTI Industries Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

      7. Income Taxes

The income tax provisions are comprised of the following:


                                                       Dec. 31          Dec. 31,
                                                         2002             2001

Current:
  Federal                                              $     --         $     --
  State                                                      --               --
  Foreign                                                    --           22,316
                                                       -------------------------
                                                             --           22,316

Deferred:
  Federal                                                25,859          199,340
  State                                                   3,665               --
  Foreign                                                 9,541           54,897
                                                       -------------------------

                                                         39,065          254,237
                                                       -------------------------

Total income tax provision (benefit)                   $ 39,065         $276,553
                                                       =========================

The components of the net deferred tax asset(liability)at December 31 are as follows:

                                                            2002            2001
      Deferred tax assets:
        Allowance for doubtful accounts                 $   135,667     $   141,915
        Inventory valuation                                 203,032         196,092
        Accrued liabilities                                 126,804         192,870
        Sale Leaseback                                       79,701        (396,974)
        Net operating loss carryforwards                  1,840,916       1,760,106
        Alternative minimum tax credit carryforwards        338,612         338,600
        State Investment Tax Credit carryforward             26,225              --
        Foreign Asset Tax Credit carryforward               166,790              --
                                                        -----------     -----------

         Total deferred tax assets                        2,917,747       2,232,609

      Deferred tax liabilities:
        Book over tax basis of capital assets              (989,197)        841,626
        Cash basis of foreign inventory purchases          (500,578)             --
                                                        -----------     -----------

                                                          1,427,972       1,390,983

      Less: Valuation allowance                            (738,600)       (738,600)
                                                        -----------     -----------

          Net deferred tax asset                        $   689,372     $   652,383
                                                        ===========     ===========

The Company maintains a valuation allowance with respect to deferred tax assets as a result of the uncertainty of ultimate realization. At December 31, 2002 the Company has net operating loss carryforwards of approximately $4,600,000 expiring in various years through 2022. In addition, the Company has approximately $338,600 of alternative minimum tax credits as of

CTI Industries Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

7. Income Taxes, continued

December 31, 2002, which have no expiration date. Unremitted earnings of foreign subsidiaries have been indefinitely reinvested.

Income tax provisions differed from the taxes calculated at the statutory federal tax rate as follows:

                                                   December 31,     December 31,
                                                       2002              2001
Taxes at statutory rate                             $ 114,000         $ (4,600)
State income taxes                                     16,000                0
Nondeductible Expenses                                 41,000               --
Increase in deferred tax
   Valuation allowance                                     --           27,300
State credit created in current year                  (22,000)              --
Foreign taxes and other                              (109,935)         253,853
                                                    --------------------------

Income tax provision                                $  39,065         $276,553
                                                    ==========================

      8. Employee Benefit Plan

The Company has a defined contribution plan for substantially all employees. The plan provides for the Company matching contributions on the first $300 of employee contributions with an additional bonus match of 1% of compensation for all participants who are employees on the last date of the plan year. Profit sharing contributions may also be made at the discretion of the Board of Directors. Employer contributions to the plan totaled $53,680 for the year ended December 31, 2002, and $57,160 for the year ended December 31, 2001.

      9. Related Party Transactions

The Company obtains legal services from a law firm in which two shareholders of the law firm are also shareholders of the Company, and in which one shareholder of the law firm is both a director and a shareholder of the Company. Legal fees incurred with this firm were $102,000 for the year ended December 31, 2002 and $121,305 for the year ended December 31, 2001.

In 1998, the Company advanced funds totaling $81,352 to officers of the Company. $56,456 of these funds were used to purchase common stock of the Company and is reflected as a contra equity account at December 31, 2002 and 2001.

In November 1999, the Company sold one of its buildings to a related party. See
Note 12.

      10. Goodwill and Intangible Assets

On January 1, 2002, the Company implemented Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. Under the provisions of SFAS 142, goodwill is no longer subject to amortization over its estimated

CTI Industries Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

10. Goodwill and Intangible Assets, continued

useful life, but instead will be subject to at least annual assessments for impairment by applying a fair-value based test. SFAS 142 also requires that an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the asset can be sold, licensed, rented or exchanged, regardless of the acquirer's intent to do so. The Company has no acquired intangible assets other than goodwill. The Company determined that no transitional impairment loss was required at January 1, 2002.

The Company retained an independent consulting firm to conduct a study and make a determination whether the goodwill reflected on the Company's financial statements was impaired as of January 1, 2002 and December 31, 2002. On March 24, 2003, the Company received the report and opinion of the outside firm to the effect there was no impairment of the goodwill reflected on the financial statements of the Company as of December 31, 2002.

The gross carrying amount of goodwill as of December 31, 2002 and 2001 is $1,113,108.

                                                      Year to Date December 31
                                                        2002            2001
                                                    -----------    -------------
Reported net income (loss)                          $   302,512     $  (232,292)
Add back: Goodwill amortization                     $        --     $    86,664
                                                    -----------     -----------
Adjusted net income (loss)                          $   302,512     $  (145,628)
                                                    ===========     ===========

Basic earnings per share

Reported net income (loss)                          $      0.18     $     (0.15)
Add back: Goodwill amortization                     $        --            0.07
                                                    -----------     -----------
Adjusted net income (loss)                          $      0.18     $     (0.08)
                                                    ===========     ===========

Fully diluted earnings per share:

Reported net income (loss)                          $      0.16     $     (0.15)
Add back: Goodwill amortization                     $        --            0.07
                                                    -----------     -----------
Adjusted net income (loss)                          $      0.16     $     (0.08)
                                                    ===========     ===========

      11. Commitments and Contingencies

Operating Leases

The Company entered into a 10-year lease agreement for office and warehouse facilities in November 1999, requiring monthly payments of $17,404, to Pepper Road, Inc., a company related through common ownership. Approximately 50% of the facility was subleased through March 2002, and after that, The Company assumed the remaining 50% of the facility. The Company's United Kingdom subsidiary also maintains a lease for office and warehouse space which expires in 2019.

The Company leases office equipment under operating leases which expire on various dates between May 2003 and December 2006.

CTI Industries Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

11. Commitments and Contingencies, continued

The net lease expense was $348,631 and 269,643 for the years ended December 31, 2002 and 2001, which includes $208,844 in 2002 and 2001 to Pepper Road, Inc.

The future aggregate minimum net lease payments under existing agreements as of December 31, as follows:

                                                                   Total
                       Pepper Road, Inc.       Other          Lease Payments
                       -----------------       -----          --------------
      2003               $  208,844           305,679           $  514,523
      2004                  208,844           303,039              511,883
      2005                  208,844           299,130              507,974
      2006                  208,844           290,931              499,775
      2007                  208,844           290,931              499,775
      Thereafter            382,881           602,886              985,767
                         ----------         ---------           ----------
          Total           1,427,101         2,092,596           $3,519,697
                         ----------         ---------           ----------

      12. Commitments and contingencies

Licenses

The Company has certain merchandising license agreements which are of a one to two year duration that require royalty payments based upon the Company's net sales of the respective products. The agreements call for guaranteed minimum commitments that are determined on a calendar year basis. Future guaranteed commitments due, as computed on a pro rata basis, as of December 31, are as follows:

                        2003                              $271,700
                        2004                              $126,700
                        2005                              $126,700

      13. Sale/Leaseback of Building

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

      14. Relationship with Pepper Road Company

In January, 2003, the Financial Accounting Standards Board issued interpretation No. 46, Consolidation of Variable Interest Entities. This Interpretation establishes standards for identifying a variable interest entity and for determining under what circumstances a variable interest entity should be consolidated with its primary beneficiary. The requirements of Interpretation 46 apply to the Company for its year ending December 31, 2004.

Until now, a company has generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. Interpretation 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk

CTI Industries Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

14. Relationship with Pepper Road Company, continued

of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both.

In is possible that the Company will consolidate Pepper Road Company ("Pepper Road") when this interpretation becomes effective. Pepper Road purchased from the Company certain real estate including a building and leases that property to the Company under a 10 year lease. The unaudited financial statements of Pepper Road for its fiscal year ended December 31, 2002 include:

--------------------------------------------------------------------------------
Gross Lease Income                                                    $  208,844
--------------------------------------------------------------------------------
Net Income                                                            $   19,215
--------------------------------------------------------------------------------
Assets, primarily land and building                                   $1,756,800
--------------------------------------------------------------------------------
Liabilities, primarily notes payable to bank                          $1,712,727
--------------------------------------------------------------------------------
Equity                                                                $   44,073
--------------------------------------------------------------------------------

The Company paid a total of $208,844 in lease payments to Pepper Road during 2002 and 2001, respectively. The lease commitments of the Company to Pepper Road are included in Note 11. Each of the following persons owns a one-third equity interest in Pepper Road: Howard Schwan, President, John Schwan, Chairman of the Board and Stephen Merrick, Executive Vice President. Each of the foregoing persons is a director and a significant shareholder of the Company.

When Interpretation 46 becomes effective, if a determination is made that the Company will consolidate with Pepper Road, the net amount added to the Company's balance sheet must be recognized as the cumulative effect of an accounting change. Interpretation 46 may be applied by restating previously issued financial statements with a cumulative-effect adjustment as of the beginning of the first year restated. The Company is not required to restate its financial statements and does not intend to do so. The impact that adoption of Interpretation 46 is expected to have on the Company's financial statements is not currently known.

      15. Stock Options and Warrants

Under the Company's 1997 Stock Option Plan (effective July 1, 1997), a total of 119,050 shares of Common Stock are reserved for issuance under the Stock Option Plan. Options to purchase 98,416 shares of Common Stock have been granted as of October 31, 1998, and remain outstanding at December 31, 2002. The options are exercisable immediately upon grant and have a term of ten years. The Plan provides for the award of options, which may either be incentive stock options ("ISOs") within the meaning of Section 422A of the Internal Revenue Code of 1986, as amended (the "Code") or non-qualified options ("NQOs") which are not subject to special tax treatment under the Code. The Plan is administered by the Board or a committee appointed by the Board (the "Administrator"). Officers, directors, and employees of, and consultants to, the Company or any parent or subsidiary corporation selected by the Administrator are eligible to receive options under the Plan. Subject to certain restrictions, the Administrator is authorized to designate the number of shares to be covered by each award, the terms of the award, the date on which and the rates at which options or other awards may be exercised, the method of payment and other terms.

CTI Industries Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

15. Stock Options and Warrants, continued

On March 19, 1999, the Board of Directors approved for adoption, effective May 6, 1999, the 1999 Stock Option Plan ("Plan"). The Plan authorizes the grant of options to purchase up to an aggregate of 158,733 shares of the Company's Common Stock. As of December 31, 2002, 147,027 options had been granted under the 1999 Stock Option Plan. The options are exercisable immediately upon grant, and have a term of ten years.

On April 12, 2001 the Board of Directors approved for adoption, effective December 27, 2001, the 2001 Stock Option Plan ("Plan"). The Plan authorizes the grant of options to purchase up to an aggregate of 158,733 shares of the Company's Common Stock. As of December 31, 2002, 106,550 options had been granted under the 2001 Stock Option Plan. The options are exercisable immediately upon grant and have a term of ten years.

On April 24, 2002 the Board of Directors approved for adoption, effective October 12, 2002, the 2002 Stock Option Plan ("Plan"). The Plan authorizes the grant of options to purchase up to an aggregate of 142,860 shares of the Company's Common Stock. As of December 31, 2002, 58,930 options had been granted under the 2002 Stock Option Plan. The options are exercisable immediately upon grant and have a term of ten years.

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

In December, 1996, certain members of company management were issued warrants to purchase 76,923 shares of the Company's Common Stock at an exercise price of $2.73 per share in consideration of their facilitating and guaranteeing a bank loan to the Company in the amount of $6.3 million. The warrants had a term of six years and were exercised in 2002.

In September, 1998 the Company issued an option to purchase 11,905 shares of the Company's Common Stock at an exercise price of $2.10 per share to Thornhill Capital LLC in consideration for services. The option has a term of 10 years. In September, 1999, warrants to purchase 19,079 shares of the Company's Common Stock at an exercise price of $9.36 per share were cancelled and reissued at an exercise price of $1.42 per share. In April, 2002, the Company issued an option to purchase 11,905 shares of the Company's Common Stock at an exercise price of $2.10 per share to Thornhill Capital in consideration of services.

CTI Industries Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

15. Stock Options and Warrants, continued

In November 1999, warrants issued in 1997 to purchase up to 76,389 shares of the Company's Common Stock for $9.36 were cancelled. New warrants to purchase up to 423,579 shares of the Company's Common Stock at $1.688 were issued. The new warrants had a term of 3 years and were exercised in 2002.

In July, 2001, certain members of company management were issued warrants to purchase 119,050 shares of the Company's Common Stock at an exercise price of $1.50 per share in consideration of their facilitating and guaranteeing and securing bank loans to the Company in the amount of $1.4 million and for advancing additional monies to the company that were repaid in 2001. The warrants have a term of five years.

The following is a summary of the activity in the Company's stock option plans and other options and warrants issued, as restated for the stock dividend, for the years ended December 31, 2002 and December 31, 2001.

                                                               Dec. 31, 2002    Weighted Avg.   Dec. 31, 2001    Weighted Avg.
                                                                                  Exercise                         Exercise
                                                                                    Price                            Price
Outstanding and exercisable,
  beginning of period                                            1,094,739          $2.04           884,814          $2.28
Granted                                                             79,764           2.22           240,482           2.01
Exercised                                                         (601,245)          1.54                --             --
Cancelled                                                             (396)          6.51           (30,557)          5.37
                                                               ---------------------------------------------------------------

Outstanding and exercisable at the end of period                   572,862          $2.58         1,094,739          $2.04

At December 31, 2002, available options to grant were 84,000.

Significant option and warrant groups outstanding at December 31, 2002 and related weighted average price and remaining life information are as follows:

                                                                     Remaining
  Grant Date       Outstanding     Exercisable    Exercise Price    Life (Years)

September 1997           5,953           5,953             $6.28         6
September 1998          92,463          92,463             $6.51         7
September 1998          11,905          11,905             $2.10         6
September 1999          19,079          19,079             $1.42         3
March 2000             147,027         147,027             $1.95         8
July 2001              119,050         119,050             $1.50         3
December 2001          106,550         106,550             $1.46         9
April 2002              11,905          11,905             $2.10         3
December 2002           58,930          58,930             $2.36         5

The weighted average fair value of options granted during the years ending December 31, 2002 and December 31, 2001 was $1.92 and $1.48 per share, respectively.

      16. Stock Dividend and Class B Common Stock Conversion

On December 27, 2002, the Company distributed 304,218 shares of common stock in connection with a 19.05% dividend. As a result of the stock dividend, common stock was increased by $1,280,758 and accumulated deficit was increased by $1,280,758. All references in the accompanying financial statements to the number of common shares and pre-share amounts for 2001 have been restated to reflect the stock dividend.

In July, 1997, the Company effected a recapitalization (the "Recapitalization") without a formal reorganization. As part of the Recapitalization, the Board of Directors approved the creation of Class B Common Stock, approved a 1 for 2.6 reverse stock split on both the Common Stock and Preferred Stock, and negotiated a conversion of all then outstanding shares of the Company's Convertible Preferred Stock into an aggregate of 366,300 shares of Class B Common Stock. The conversion was effective upon the closing of an initial public offering of 575,000 shares of the Company's Common Stock on November 5, 1997. The shares of Class B Common Stock contained rights identical to shares of Common Stock, except that shares of Class B Common Stock, voting separately as a class, had the right to elect four of the Company's seven directors. Shares of Common Stock and Class B Common Stock, voting together as a class, vote on all other matters, including the election of the remaining directors. The recapitalization, initial public offering and related transactions were approved by written consent of the shareholders. On July 1, 2002, all outstanding shares of Class B Common Stock, by their terms, were converted to common stock.

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

17. Earnings Per Share, continued

Diluted earnings per share is computed by dividing the net earnings by the weighted average number of shares of common stock and common stock equivalents (redeemable common stock, stock options and warrants), unless anti-dilutive, during each period.

Earnings per share for the years ended December 31, 2002, and December 31, 2001 was computed as follows:

                                               Year Ended       Year ended
                                              December 31,     December 31,
                                                  2002             2001

           BASIC
Average shares outstanding:
  Weighted average shares
   Outstanding during period                   1,688,384         1,511,958
                                              ==========        ==========

Earnings:
Net income (loss)                             $  302,512        $ (232,292)
                                              ==========        ==========

Amount for per share
  Computation                                 $  302,512        $ (232,292)
                                              ==========        ==========

Net earnings applicable to
    Common shares                             $     0.18        $    (0.15)
                                              ==========        ==========

          DILUTED
Average shares outstanding:
  Weighted average shares
    Outstanding                                1,688,384         1,511,958
  Common stock equivalents
    (options/warrants)                           196,021                --
                                              ----------        ----------
Weighted average shares
   Outstanding during period                   1,884,405         1,511,958
                                              ==========        ==========

Earnings:
  Net income                                  $  302,512        $ (232,292)
                                              ==========        ==========

Amount for per share
  Computation                                 $  302,512        $ (232,292)
                                              ==========        ==========

Net earnings applicable to
    Common shares                             $     0.16        $    (0.15)
                                              ==========        ==========

      18. Geographic Segment Data

The Company's operations consist of a business segment which designs, manufactures, and distributes balloon products. Transfers between geographic areas were primarily at cost. The Company's subsidiaries have assets consisting primarily of trade accounts receivable, inventory and machinery and equipment. Sales and selected financial information by geographic area for the periods ended December 31, 2001, and December 31, 2002 are as follows:

CTI Industries Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

18. Geographic Segment Data, continued

                          United States     United Kingdom        Mexico          Eliminations       Consolidated
Year ended 12/31/01
Revenues                  $ 24,706,305        $1,672,672       $ 5,940,039        $(4,872,522)       $ 27,446,494
Operating income             1,089,865            66,594           128,002           (267,739)          1,016,722
Net income (loss)             (104,384)           49,697            46,451           (224,056)           (232,292)
Total Assets              $ 20,354,875        $  620,228       $ 5,785,584        $(2,096,462)       $ 24,664,225

Year ended 12/31/02
Revenues                  $ 37,418,425        $1,965,736       $ 5,235,119        $(3,382,804)       $ 41,236,476
Operating income             1,259,905            68,535           212,174            (95,674)          1,444,940
Net income (loss)              451,582            40,065           (99,724)           (89,411)            302,512
Total Assets              $ 26,311,194        $  979,959       $ 4,982,751        $(2,002,046)       $ 30,271,858

      19. Litigation

On September 5, 2002, Byrne Sales Associates, Inc. filed an action against the Company in the Circuit Court of Jefferson County, Wisconsin for alleged breach of contract, claiming damages in the amount of $151,000. In the action, the plaintiff alleges that certain products manufactured by the Company and sold to plaintiff were defective. The Company has filed an answer to the complaint denying the substantive claims. Management of the Company believes the claims are without merit in fact or law and intends vigorously to defend the action.

In addition, the Company is also party to certain lawsuits arising in the normal course of business. The ultimate outcome of these matters is unknown, but in the opinion of management, the settlement of these matters is not expected to have a significant effect on the future financial position or results of operations of the Company.

      20. Fourth Quarter Adjustments

During the fourth quarter, the Company determined that adjustments to inventory, intercompany accounts and other accounts were necessary. The net effect of these fourth quarter adjustments did not materially effect the operating results of the first three quarters.

      21. Subsequent Events

On February 22, 2003, CTI Mexico S.A. de C.V., 97% owned subsidiary of the Company, effected a spin-off under Mexican law under which a portion of the assets, liabilities and capital of CTI Mexico were transferred to a newly organized entity. This entity will operate under the name Flexo Universal S.A. de C.V. The capital ownership of Flexo Universal is identical to that of CTI Mexico. Flexo Universal commenced operations on March 1, 2003.

During February and March, 2003, two officers of the Company entered into agreements with the Company pursuant to which such individuals loaned the Company an aggregate of $1,630,000 in exchange for(i)two year notes bearing interest at 9% per annum and (ii)five year warrants to purchase up to 163,000 shares of common stock of the Company at $4.87 per share (the market price of the Company's common stock on the date of issuance of the Warrants). The funds were provided to re-finance an existing loan to CTI Mexico and Flexo Universal of $880,000 and to provide funds to Flexo Universal for capital investment and working capital.

      During March and April, 2003, an officer of the Company loaned to the Company an additional aggregate amount of $690,000. Such amount is due on demand and bears interest at the rate of 8% per annum.