Form 10-Q
period 2003-03-31
CTI INDUSTRIES CORP
filed 2003-05-27
CIK 1042187

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2003

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.
          For the Transition Period from ____________ to ____________.

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

      Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of Shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,918,419 Shares of the Company's no par value Common Stock and none of the Company's Class B Common Stock were outstanding, as of April 30, 2003.

                                    FORM 10-Q

                           CTI INDUSTRIES CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

      The following financial statements of the Registrant are attached to this Form 10-Q:

      1.    Unaudited Condensed Consolidated Balance Sheet as at March 31, 2003

      2. Unaudited Condensed Consolidated Statements of Operations - Three Months Ended March 31, 2003 and March 31, 2002

      3. Unaudited Condensed Consolidated Statements of Cash Flows - Three Months Ended March 31, 2003 and March 31, 2002

      4.    Notes to Condensed Consolidated Financial Statements

      The Financial Statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of results for the periods presented.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Results of Operations

      Net Sales. For the quarter ended March 31, 2003, net sales were $10,162,000, compared to net sales of $9,738,000 for the quarter ended March 31, 2002, an increase of 4.4%. For the quarters ended March 31, 2003 and 2002, net revenues by product category were as follows:

                                               For the three month period ended
                                              March 31, 2003      March 31, 2002
                                              --------------      --------------

Laminated and Printed Films                      4,187,000           5,004,000
Metalized Balloons                               4,712,000           2,697,000
Latex Balloons                                     992,000           1,438,000
Other                                              271,000             599,000

      During the quarter ended March 31, 2003, sales of laminated and printed films represented 41.2% of total sales, metalized balloons 46.4% of total sales and latex balloons 9.8% of total sales. For the same period of the prior year, laminated and printed films represented 51.4% of total sales, metalized balloons 27.7% and latex balloons 14.8%.

      The increase in sales of metalized balloons in the first quarter of 2003 is the result principally of an increase in sales to a significant customer. Sales to such customer for the first quarter of 2003 were $1,288,000 (or 12.7% of total sales for the quarter) compared to sales to such customer of $331,000 during the first quarter of 2002. During the first quarter of 2003, there were two other customers whose purchases represented more than 10% of the Company's sales during the quarter,

(i) one customer of laminated film products whose purchases totaled $1,302,000, or 12.8% of total sales for the quarter and (ii) a customer for pouches whose purchases totaled $2,602,000, or 25.6% of total Company sales for the quarter.

      Cost of Sales. For the fiscal quarter ended March 31, 2003, cost of sales increased to 80.9% of net sales as compared to 73.8% of net sales in the three month period ended March 31, 2002. This increase was primarily due to lower margin sales to a significant customer for foil balloons and lower pricing in the sale of foil balloons to other customers.

      Administrative. For the fiscal quarter ended March 31, 2003, administrative expenses were $1,259,000, or 12.4% of net sales as compared to $1,002,000, or 10.3% of net sales for the three month period ended March 31, 2002. The increase is attributable to increases in audit expense and salary expense.

      Selling. For the fiscal quarter ended March 31, 2003, selling expenses were $402,000, or 4% of net sales, as compared to $375,000, or 3.9% of net sales for the three month period ended March 31, 2002. There was no significant change in the amount or nature of selling expenses in the first quarter of 2003 related to the first quarter of 2002.

      Advertising and Marketing. For the fiscal quarter ended March 31, 2003, advertising and marketing expenses were $589,000, or 5.8% of net sales as compared to $456,000, or 4.7% of net sales in the three month period ended March 31, 2002. The increase is attributable principally to (i) increases in artwork and film expenses and (ii) increases in salaries, trade show expense and catalogue expense.

      Other Income (Expense) - Foreign Currency (Loss) Gain. During the three month period ended March 31, 2003, CTI Mexico S.A. de C.V., ("CTI Mexico"), the Company's 98% owned subsidiary in Mexico, incurred expense with respect to currency fluctuation, related to dollar denominated obligations, in the amount of $109,000. This expense is reflected in the consolidated statement of operations. For the three month period ended March 31, 2002, CTI Mexico recognized a gain with respect to currency fluctuation of $37,000.

      Net Income or Loss. For the fiscal quarter ended March 31, 2003, the Company had a net loss before taxes and minority interest of ($658,000) as compared to net income before taxes and minority interest of $641,000 for the first quarter of 2002. Income tax expense for the first quarter of fiscal 2003 was $34,000, resulting in net (loss) of ($690,000) after minority interest of ($2,000). The income tax expense for the three month period ended March 31, 2002 was $247,000, resulting in net income of $370,000 after minority interest of $24,000.

      The change in net income (loss) before income taxes and minority interest for the first quarter of 2003 from the first quarter of 2002 is attributable to several factors: (i) the Company experienced lower margins overall in sales with the result that gross profit on sales was reduced to $1,937,000 for the quarter ended March 31, 2003 from $2,554,000 for the quarter ended March 31, 2002, a differential of about $617,000; (ii) the Company incurred currency valuation losses of $109,000 in the first quarter of 2003 compared to currency valuation gains of $37,000 in 2002, a change of over $146,000 and (iii) production and sales in Mexico were reduced in March, 2003 by reason of the move of equipment and operations to a new facility, and additional costs were incurred in that move. Also, during the first quarter of 2003, the Company continued to experience costs associated with the development and implementation of a foil balloon program for a significant customer.

Liquidity and Capital Resources

      Cash Flow From Operating Activities. Cash flow used in operations during the three months ended March 31, 2003 was $588,000. Cash flow in the first quarter was affected by increases in receivables of $882,000 and inventory of $431,000, which was particularly offset by an increase in accounts payable of $835,000. During the first quarter of 2002, cash flow provided by operations was $22,000.

      Investment Activities. During the three months ended March 31, 2003, cash flow used in investing activities for the purchase of machinery and equipment was $295,000. In the first quarter of 2002, cash used in investing activities was $319,000.

      Financing Activities. For the three months ended March 31, 2003, cash flow generated from financing activities was $1,476,000. Cash flow provided by financing activities during the first quarter of 2002 was $273,000.

      In February, 2003, two officers of the Company loaned an aggregate of $1,630,000 to the Company in exchange for (i) two year promissary notes bearing interest at 9% per annum and (ii) five year warrants to purchase up to 163,000 shares of Common Stock of the Company at $4.87 per share, the market price of the Common Stock on the date of the issuance of the Warrants. As a result of valuing the warrants and allocating a portion of the proceeds to the warrants, the Company recorded additional paid-in capital attributable to the warrants of $459,712 and a related discount on the promisory notes of the same amount. The note is recorded at March 31, 2003, net of unamortized discount of $454,335. The proceeds of these loans were to (i) refinance the bank loan in the amount of $880,000 to CTI Mexico, S.A. de C.V., the 98% owned Mexico subsidiary of the Company and (ii) to provide financing for CTI Mexico and Flexo Universal, S.A. de C.V., also a Mexico subsidiary of the Company.

      In March and April, 2003, an officer of the Company loaned to the Company an aggregate amount of $690,000, $395,000 of which was received by March 31, 2003. Such amount is due on demand and bears interest at the rate of 9% per annum.

      Together, the aforementioned loans, along with increased borrowing on the line of credit of $539,000, reduced by $1,088,000 of repayments on long-term debt, primarily account for net cash provided by financing activities.

      Liquidity and Capital Resources. At March 31, 2003, the Company had a cash balance of $718,000. The Company's current cash management strategy includes maintaining minimal cash balances and utilizing the revolving line of credit for liquidity. At March 31, 2003, the Company had deficit working capital of ($3,588,000) compared to a deficit working capital of ($2,907,000) at December 31, 2002. During the first quarter of 2003, $2,300,000 of term debt with the Company's primary lender was reclassified from long-term debt to short-term debt, as the term of the loan facility expires on January 31, 2004. The effect of the reclassification of this debt was in part offset by the issuance of the previously mentioned $1,630,000 of two year promissory notes. Under the terms of the loan agreement, the facility is automatically extended for another year from January 31, 2004 unless terminated by either party at the time of expiration of the initial term. As of March 31, 2003, there was $286,000 available under the revolving line of credit with this lender.

      The Company has no commitments for capital expenditures over the second quarter of 2003.

      The Company believes that existing capital resources and cash generated from operations will be sufficient to meet the Company's requirements for at least 12 months.

      Seasonality. In the metalized balloon product line, sales have historically been seasonal, with approximately 22% to 25% of annual sales of metalized balloons being generated in December and January and 11% to 13% of annual metalized sales being generated in September and July in recent years. The sale of latex balloons and laminated film products have not historically been seasonal. As sales of latex balloons and laminated film products have increased in relation to sales of metalized balloons, the effect of this seasonality has been reduced

Critical Accounting Policies

      A summary of our critical accounting policies and estimates is presented on pages 19 and 20 of our 2002 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.

Safe Harbor Provision of the Private Securities Litigation Act of 1995 and Forward Looking Statements.

      The Company operates in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. The market for metalized and latex balloon products is generally characterized by intense competition, frequent new product introductions and changes in customer tastes which can render existing products unmarketable. The statements contained in Item 2 (Management's Discussion and Analysis of Financial Condition and Results of Operation) that are not historical facts may be forward-looking statements (as such term is defined in the rules promulgated pursuant to the Securities Exchange Act of
1934) that are subject to a variety of risks and uncertainties more fully described in the Company's filings with the Securities and Exchange Commission including, without limitation, those described under "Risk Factors" in the Company's Form SB-2 Registration Statement (File No. 333-31969) effective November 5, 1997. The forward-looking statements are based on the beliefs of the Company's management, as well as assumptions made by, and information currently available to the Company's management. Accordingly, these statements are subject to significant risks, uncertainties and contingencies which could cause the Company's actual growth, results, performance and business prospects and opportunities in 2003 and beyond to differ materially from those expressed in, or implied by, any such forward-looking statements. Wherever possible, words such as "anticipate," "plan," "expect," "believe," "estimate," and similar expressions have been used to identify these forward-looking statements, but are not the exclusive means of identifying such statements. These risks, uncertainties and contingencies include, but are not limited to, the Company's limited operating history on which expectations regarding its future performance can be based, competition from, among others, national and regional balloon, packaging and custom film product manufacturers and sellers that have greater financial, technical and marketing resources and distribution capabilities than the Company, the availability of sufficient capital, the maturation and success of the Company's strategy to develop, market and sell its products, risks inherent in conducting international business, risks associated with securing licenses, changes in the Company's product mix and pricing, the effectiveness of the Company's efforts to control operating expenses, general economic and business conditions affecting the Company and its customers in the United

States and other countries in which the Company sells and anticipates selling its products and services and the Company's ability to (i) adjust to changes in technology, customer preferences, enhanced competition and new competitors; (ii) protect its intellectual property rights from infringement or misappropriation;
(iii) maintain or enhance its relationships with other businesses and vendors; and (iv) attract and retain key employees. There can be no assurance that the Company will be able to identify, develop, market, sell or support new products successfully, that any such new products will gain market acceptance, or that the Company will be able to respond effectively to changes in customer preferences. There can be no assurance that the Company will not encounter technical or other difficulties that could delay introduction of new or updated products in the future. If the Company is unable to introduce new products and respond to industry changes or customer preferences on a timely basis, its business could be materially adversely affected. The Company is not obligate to update or revise these forward-looking statements to reflect new events or circumstances.

Item 3. Quantitative and Qualitative Disclosures of Market Risk

      The Company does not have long term obligations bearing interest at variable rate which would create any material market risk for the Company.

      The Company, or subsidiaries of the Company, may from time to time have outstanding obligations denominated in a currency other than that of the principal office of the Company or such subsidiary. However, the amount of market risk arising from such obligations is not material.

      The Company and its subsidiaries are exposed to market risk in changes of commodity prices in some of the raw materials they purchase for their manufacturing needs , particularly nylon film, resin and latex. However, the risk involved would not have a material effect on the Company's results of operations or financial condition.

Item 4. Controls and Procedures

      (a) Evaluation of disclosure controls and procedures. Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of March 31, 2003, determined that there were deficiencies in the design or operation of internal controls during the fourth quarter of 2002 and the first quarter of 2003. These deficiencies resulted from a lack of timely reconciliation of accounts, maintenance of inventory costing standards, inadequate supervision and review resulting from an understaffing of the corporate accounting department, as well as turnover within the accounting department. There were material adjustments in the fourth quarter financial statements in order to correct intercompany account balances, accrued expenses and inventory balances.

      (b) Changes in internal controls. Management has undertaken a program to eliminate these deficiencies and to establish an effective system of internal controls. Three persons have been added to the accounting staff at the Company and an additional employee, with costing training and experience is being sought. The organization and responsibilities of all members of the staff are being clarified and defined. A program has been established to identify all reconciliations and internal reviews to be prepared on a periodic basis and to provide for review of all reconciliations, accruals and other reports by supervisory personnel not involved in the preparation of the reconciliations, accruals and other reports. Management plans a computer software and hardware upgrade to enhance the accounting and costing systems during the second quarter of 2003. Management is also in the process of determining what additional changes need to occur in order to further strengthen internal controls.

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings

      On September 5, 2002, Byrne Sales Associates, Inc. filed an action against the Company for breach of contract in the Circuit Court of Jefferson County, Wisconsin claiming as damages the amount of $150,805. In the action, the plaintiff alleges that certain products manufactured by the Company to the plaintiff were defective. The Company has filed a responsive pleading in this action denying the allegations of the Complaint. Management of the Company believes the claims in the action are without merit in fact or law and intends vigorously to defend the action.

      In addition, the Company is also a party to certain lawsuits arising in the normal course of business. The ultimate outcome of these matters is unknown but, in the opinion of management, the settlement of these matters is not expected to have a significant effect on the future financial position or results of operations of the Company.

Item 2. Changes in Securities and Use of Proceeds

      During February and March, 2003, two officers of the Company loaned an aggregate of $1,630,000 to the Company in exchange for (i) two year promissory notes bearing interest at 9% per annum and (ii) five year warrants to purchase up to 163,000 shares of Common Stock of the Company at $4.87 per share, the market price of the Common Stock of the Company on the date of the Warrants. These Warrants were issued to the two officers of the Company in a private placement which was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as a transaction not involving a public offering as all participants are sophisticated investors who have full access to information about the Company and have purchased the Warrants for investment and not with a view to the sale or distribution thereof.

Item 3. Defaults Upon Senior Securities

      Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

      Not applicable.

Item 5. Other Information

The Certifications of the Chief Executive Officer and the Chief Financial Officer of Registrant Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 are attached as Exhibits to this Report on Form 10-Q.

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

      Dated: May 27, 2003                 CTI INDUSTRIES CORPORATION

                                          By: /s/ Howard W. Schwan
                                             ----------------------------
                                             Howard W. Schwan, President

                                          By: /s/ Stephen M. Merrick
                                             ----------------------------
                                             Stephen M. Merrick
                                             Executive Vice President and
                                             Chief Financial Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of CTI Industries Corporation (the "Company") on Form 10-Q for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Stephen
M. Merrick, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

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


/s/ Stephen M. Merrick
-----------------------
Stephen M. Merrick
Chief Financial Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of CTI Industries Corporation (the "Company") on Form 10-Q for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Howard
W. Schwan, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

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

      1. I have reviewed this quarterly report on Form 10-Q of CTI Industries Corporation.

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

      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date:  May 27, 2003

                                    /s/ Howard W. Schwan
                                    --------------------
                                    Howard W. Schwan
                                    President

                                 CERTIFICATIONS

      I, Stephen M. Merrick, Executive Vice President and Chief Financial Officer of CTI Industries Corporation, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of CTI Industries Corporation.

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

      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date:  May 27, 2003

                                          /s/ Stephen M. Merrick
                                          ----------------------------
                                          Stephen M. Merrick
                                          Executive Vice President and
                                          Chief Financial Officer

CTI Industries Corporation and Subsidiaries
Consolidated Balance Sheets

                                                           March 31, 2003   December 31, 2002
                                                           --------------   -----------------
                                                             (unaudited)        (audited)
                                  ASSETS
Current assets:
  Cash                                                      $    718,198      $    160,493
  Accounts receivable, (less allowance for doubtful
    accounts, $223,220 and $237,737, respectively)             6,216,617         5,384,839
  Inventories                                                 10,350,737        10,033,593
  Deferred tax assets                                            479,670           247,780
  Prepaid expenses and other current assets                      740,961           310,995
                                                            ------------      ------------

      Total current assets                                    18,506,183        16,137,700

Property and equipment:
  Machinery and equipment                                     16,175,833        16,221,259
  Building                                                     2,670,358         2,636,595
  Office furniture and equipment                               1,846,273         1,746,480
  Land                                                           250,000           250,000
  Leasehold improvements                                         494,234           388,655
  Fixtures and equipment at customer locations                 2,232,285         2,306,807
  Projects under construction                                  2,375,305         2,331,981
                                                            ------------      ------------
                                                              26,044,288        25,881,777
    Less :  accumulated depreciation                         (14,414,728)      (14,166,764)
                                                            ------------      ------------

      Total property and equipment, net                       11,629,560        11,715,013

Other assets:
  Deferred financing costs, net                                   36,153            51,747
  Goodwill associated with acquisition of CTI Mexico, net      1,113,108         1,113,108
  Deferred tax assets                                            258,978           441,592
  Other assets                                                   258,206           812,698
                                                            ------------      ------------

      Total other assets                                       1,666,445         2,419,145
                                                            ------------      ------------

TOTAL ASSETS                                                  31,802,188        30,271,858
                                                            ============      ============

See accompanying notes to consolidated unaudited statements

CTI Industries Corporation and Subsidiaries
Consolidated Balance Sheets (continued)

                   LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                      March 31, 2003    December 31, 2002
                                                                      --------------    -----------------
                                                                       (unaudited)         (audited)
Current liabilities:
  Accounts payable                                                       10,223,253          9,694,283
  Line of credit                                                          6,181,888          5,642,649
  Notes payable - current portion                                         3,013,723          1,742,658
  Deferred tax liabilities                                                   49,276                 --
  Due to officer                                                            395,000                 --
  Accrued liabilities                                                     2,230,598          1,965,561
                                                                       ------------       ------------

      Total current liabilities                                          22,093,738         19,045,151

Long-term liabilities:
  Other liabilities                                                         670,807            710,257
  Notes payable                                                           3,784,191          5,016,109
                                                                       ------------       ------------

      Total long-term liabilities                                         4,454,998          5,726,366


Minority interest                                                            23,447             25,865

Stockholders' equity:
  Common stock  - no par value, 5,000,000 shares authorized,
  2,150,216 and 2,141,882 shares issued, 1,918,420 and 1,910,086 shares outstanding at March 31, 2003 and December 31, 2002,
  respectively                                                            3,764,020          3,748,270
  Class B Common stock  - no par value, 500,000 shares authorized,
  0 shares issued and outstanding                                                --                 --
  Paid-in-capital                                                         5,554,332          5,554,332
  Warrants issued in connection with subordinated debt and bank debt        595,174            135,462
  Accumulated deficit                                                    (3,651,804)        (2,962,016)
  Accumulated other comprehensive earnings                                  (36,147)            (6,002)
  Less:
      Treasury stock -  199,196 shares                                     (939,114)          (939,114)
      Notes receivable from stockholders                                    (56,456)           (56,456)
                                                                       ------------       ------------

      Total stockholders' equity                                          5,230,005          5,474,476
                                                                       ------------       ------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                               $ 31,802,188       $ 30,271,858
                                                                       ============       ============

See accompanying notes to consolidated unaudited statements

CTI Industries Corporation and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

                                                                             Quarter ended March 31,
                                                                              2003            2002
                                                                          ------------    -----------
Net Sales                                                                 $ 10,162,495    $ 9,738,097

Cost of Sales                                                                8,225,442      7,183,845
                                                                          ------------    -----------

      Gross profit on sales                                                  1,937,053      2,554,252

Operating expenses:
  Administrative                                                             1,259,004      1,001,900
  Selling                                                                      402,363        375,277
  Advertising and marketing                                                    588,894        393,222
                                                                          ------------    -----------

      Total operating expenses                                               2,250,261      1,770,399
                                                                          ------------    -----------

Income from operations                                                        (313,208)       783,853

Other income (expense):
  Interest expense                                                            (201,752)      (179,990)
  Interest income                                                                  389            227
  Gain (loss) on sale of assets                                                     --        (10,694)
  Foreign currency (loss) gain                                                (108,506)        37,158
  Other                                                                        (34,884)        10,877
                                                                          ------------    -----------

      Total other income (expense)                                            (344,753)      (142,422)
                                                                          ------------    -----------

Income (loss)  before income taxes and minority interest                      (657,961)       641,431

Income tax expense                                                              34,245        247,293
                                                                          ------------    -----------

Income (loss) before minority interest                                        (692,206)       394,138

Minority interest in  income (loss) of subsidiary                               (2,418)        23,707
                                                                          ------------    -----------

      Net income (loss)                                                   $   (689,788)   $   370,431
                                                                          ============    ===========

Basic income (loss) per common share                                      $      (0.36)   $      0.33
                                                                          ============    ===========

Diluted income (loss) per common share                                    $      (0.36)   $      0.30
                                                                          ============    ===========

Weighted average number of shares and equivalent shares of common stock outstanding:
    Basic                                                                    1,917,772      1,133,431
                                                                          ============    ===========

    Diluted                                                                  1,917,772      1,221,351
                                                                          ============    ===========

See accompanying notes to consolidated unaudited statements

CTI Industries Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

                                                                For the Three Month Period Ended
                                                                March 31, 2003    March 31, 2002
                                                                --------------    --------------
Cash flows from operating activities:
  Net income (loss)                                              $  (689,788)      $   370,431
  Adjustment to reconcile net income (loss) to cash
      provided by operating activities:
    Depreciation and amortization                                    347,709           345,484
    Amortization of deferred gain on sale/leaseback                    7,512                 0
    Amortization of debt discount                                      9,072             6,875
    Minority interest in loss of subsidiary                           (2,418)           23,707

    Provision for losses on accounts receivable & inventory           60,000            75,000
    Deferred income taxes                                              2,885           154,153
    Change in assets and liabilities:
      Accounts receivable                                           (882,019)       (1,497,995)
      Inventory                                                     (430,922)         (684,652)
      Other assets                                                  (131,125)         (137,437)
      Accounts payable and accrued expenses                          835,161         1,365,995
                                                                 -----------       -----------

          Net cash (used in) provided by operating activities       (588,405)           21,561

Cash flows from investing activities:
  Purchases of property and equipment                               (295,031)         (319,296)
  Expenditures on other assets                                       (37,726)
                                                                 -----------       -----------

          Net cash (used in) investing activities                   (332,757)         (319,296)

Cash flows from financing activities:
  Net change in revolving line of credit                             539,239           393,100
  Proceeds from issuance of long-term debt                         1,630,000                 0
  Repayment of long-term debt                                     (1,088,448)          (59,415)
  Repayment of short-term debt                                             0           (61,122)
  Proceeds from issuance of notes due to officer                     395,000                 0
  Proceeds from exercise of options                                   15,750                 0
  Payments of deferred financing fees                                (15,226)
                                                                 -----------       -----------

          Net cash provided by financing activities                1,476,315           272,563

Effect of exchange rate changes on cash                                2,552               (18)
                                                                 -----------       -----------

Net increase (decrease) in cash                                      557,705           (25,190)

Cash and Equivalents at Beginning of Period                          160,493           110,488
                                                                 -----------       -----------

Cash and Equivalents at End of Period                            $   718,198       $    85,298
                                                                 ===========       ===========

See accompanying notes to consolidated unaudited statements

                                 March 31, 2003
                   CTI Industries Corporation and Subsidiaries
         Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 - Basis of Presentation

The accompanying financial statements are unaudited but in the opinion of management contain all the adjustments (consisting of those of a normal recurring nature) considered to present fairly the financial position and the results of operations and cash flow for the periods presented in conformity with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 2002.

Principles of consolidation and nature of operations:

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, CTI Balloons Limited, CTF International S.A. de C.V. and Flexo Universal, S.A. de C.V. as well as its majority owned subsidiaries CTI Mexico S.A. de C.V, and Calidad Empresarial Mexicana, S.A. de C.V. All significant intercompany transactions and accounts have been eliminated in consolidation. The Company (i) designs, manufactures and distributes balloon products throughout the world and (ii) operates systems for the production, lamination, coating and printing of films used for food packaging and other commercial uses and for conversion of films to flexible packaging containers and other products.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and use assumptions that affect certain reported amounts and disclosures. Actual results may differ from those estimates.

Stock-Based Compensation

At March 31, 2003, the Company had four stock-based compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. The Company recognizes compensation cost for stock-based compensation awards equal to the difference between the quoted market price of the stock at the date of grant or award and the price to be paid by the employee upon exercise in accordance with the provisions of APB No. 25. Based upon the terms of Company's current stock option plans, the stock price on the date of grant and price paid upon exercise are the same. Accordingly, no stock-based employee compensation cost has been recognized, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. No stock options were granted during the first quarter of 2003.

Historically, the Company's option awards have vested at date of grant. Accordingly, had the Company applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-based Compensation," there is no pro forma effect on net income to disclose in periods with no option awards.

Reclassification

Certain items in the financial statements for the three months ended March 31, 2002 have been reclassified to be consistent with the presentation shown for the three months ended March 31, 2003.

Note 2 - Legal Proceedings

On September 5, 2002, Byrne Sales Associates, Inc. filed an action against the Company for breach of contract in the Circuit Court of Jefferson County, Wisconsin claiming as damages the amount of $150,805. In the action, the plaintiff alleges that certain products manufactured by the Company to the plaintiff were defective. The Company has filed a responsive pleading in this action denying the allegations of the Complaint. Management of the Company believes the claims in the action are without merit in fact or law and intends vigorously to defend the action.

In addition, the Company is also a party to certain lawsuits arising in the normal course of business. The ultimate outcome of these matters is unknown but, in the opinion of management, the settlement of these matters is not expected to have a significant effect on the future financial position or results of operations of the Company.

Note 3 - Comprehensive Income

Total Comprehensive Income(loss) was $(666,202) for the three months ended March 31, 2003 and was $442,541 for the three months ended March 31, 2002.

Note 4 - Inventories, net

Raw material and work in process                                   $  4,035,555
Finished goods                                                        6,764,794
                                                                   ------------
Inventory, Gross                                                     10,800,349
Less:  Inventory Reserves                                              (447,866)
                                                                   ------------

Inventories, net                                                   $ 10,352,483
                                                                   ============

Note 5 - Geographic Segment Data

The Company operates primarily in one business segment which designs, manufactures, and distributes film products for use in packaging and novelty balloon products. The Company operates in foreign and domestic regions. Information about the Company's operations by geographic areas is as follows.

                 Net Sales to External Customers               Long Term Assets
                 For the Three Months Ended March 31,            at March 31

                      2003              2002                2003             2002
                      ----              ----                ----             ----
United States     $ 8,857,552       $ 8,472,193         $ 9,078,404       $5,945,907
Mexico                527,190           651,618           2,532,157        2,817,835
United Kingdom        551,812           518,253              18,999           13,404

Other                 225,941            96,033
                  -----------       -----------         -----------       ----------
                  $10,162,495       $ 9,738,597         $11,629,560       $8,777,146
                  ===========       ===========         ===========       ==========

Note 6 - Concentration of Credit Risk

Concentration of credit risk with respect to trade accounts receivable is generally limited due to the number of entities comprising the Company's customer base. The Company performs ongoing credit evaluations and provides an allowance for potential credit losses against the portion of accounts receivable which is estimated to be un-collectible. Such losses have historically been within management's expectations. For the three months ended March 31, 2003, the Company had three customers that accounted for approximately 25.6% ($2,602,000), 12.8% ($1,302,000) and 12.7% ($1,288,000), respectively, of consolidated net sales.

Note 7 - CTI Mexico Transactions

Effective February 23, 2003, the Company's 98% owned subsidiary, CTI Mexico, effected a spin-off under Mexican law under which certain of its assets, liabilities and equity were transferred to a newly formed corporation, Calidad Empresarial Mexicana, S.A. de C.V. ("Calidad"), having the same shareholders as CTI Mexico. Effective on April 10, 2003, Calidad was merged into Flexo Universal, S.A. de C.V. ("Flexo"), then a wholly-owned subsidiary of the Company (which had not previously engaged in any operations). In the merger, all of the assets and certain liabilities of Calidad were acquired by Flexo. As a result of the merger, the Company now owns 98% of the Capital Stock of Flexo.

During the first quarter of 2003, CTI Mexico entered into an agreement with a vendor/creditor in which, among other things, CTI Mexico granted to a security interest in one item of equipment owned by CTI Mexico in respect of an obligation of CTI Mexico to such vendor/creditor in the amount of $397,000.

Note 8 - Warrants and Shareholder Debt

In February, 2003, two officers of the Company loaned an aggregate of $1,630,000 to the Company in exchange for (i) two year promissary notes bearing interest at 9% per annum and (ii) five year warrants to purchase up to 163,000 shares of Common Stock of the Company at $4.87 per share, the market price of the Common Stock on the date of the issuance of the Warrants. As a result of valuing the warrants and allocating a portion of the proceeds to the warrants, the Company recorded additional paid-in capital attributable to the warrants of $459,712 and a related discount on the promisory notes of the same amount. The note is recorded at March 31, 2003, net of unamortized discount of $454,335. The proceeds of these loans were to (i) refinance the bank loan in the amount of $880,000 to CTI Mexico, S.A. de C.V., the 98% owned Mexico subsidiary of the Company and (ii) to provide financing for CTI Mexico and Flexo Universal, S.A. de C.V., also a Mexico subsidiary of the Company.

In March and April, 2003, an officer of the Company loaned to the Company an aggregate amount of $690,000, $395,000 of which was received by March 31, 2003. Such amount is due on demand and bears interest at the rate of 9% per annum.

Calidad were acquired by Flexo. As a result of the merger, the Company now owns 98% of the capital stock of Flexo.

Note 9 - Subsequent Events

On April 24, 2003, the Company entered into a Secured Promissory Note in the principal amount of $2,912,000 and a First Modification to Mortgage with a Bank, under which the Secured Promissory Note is secured by the principal property of the Corporation in Barrington, Illinois. Under the Secured Promissory Note (i) the principal amount of the loan bears interest at the rate of 6.25% per annum and (ii) the Company is obligated to make payments 59 monthly payments of $19,209 each and to pay the balance then due on May 5, 2008.

This Secured Promissory Note paid and superseded mortgage notes of the Company dated January, 2001 which had an initial principal balance of $2,873,000 and a balance as of April 24, 2003 of $2,638,000. After payment of the principal balance of those notes, prepayment penalties and loan expenses, the Company received net proceeds under the Secured Promissory Note of $231,000.