Form 10-Q
period 2003-06-30
CTI INDUSTRIES CORP
filed 2003-08-19
CIK 1042187

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2003

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes No X

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

      COMMON STOCK, no par value, 1,918,420 outstanding Shares, as of June
                                   30, 2003.

                                    FORM 10-Q

                           CTI INDUSTRIES CORPORATION

PART I.  FINANCIAL INFORMATION AND MANAGEMENT'S DISCUSSION AND ANALYSIS

Item 1.  Financial Statements

     The following financial statements of the Registrant are attached to this Form 10-Q:

       1. Consolidated Balance Sheets as at June 30, 2003 (unaudited) and December 31, 2002

       2. Unaudited Condensed Consolidated Statements of Operations - Three and Six Month Periods Ended June 30, 2003 and June 30, 2002

       3. Unaudited Condensed Consolidated Statements of Cash Flows - Six Months Ended June 30, 2003 and June 30, 2002

     The Financial Statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of results for the periods presented.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Results of Operations

     Net Sales. For the fiscal quarter ended June 30, 2003, net sales were $8,662,000, compared to net sales of $10,906,000 for the three months ended June 30, 2002, a decrease of 20.6%. For the quarter, (i) net sales of laminated and printed films declined from $5,344,000 in the second quarter of 2002 to $4,315,000 in the second quarter of 2003, (ii) net sales of metalized balloons declined from $3,381,000 in the second quarter of 2002 to $2,241,000 in the second quarter of 2003 and (iii) net sales of latex balloons increased from $1,134,000 in the second quarter of 2002 to $1,552,000 in the second quarter of 2003. In the quarter, other net sales of approximately $554,000 included sales of helium and artwork and films. During the quarter ended June 30, 2003, sales of laminated and printed films represented 49.8% of total sales, metalized balloons 25.9% of total sales and latex balloons 17.9% of total sales. For the same period of the prior year, laminated and printed films represented 49% of total sales, metalized balloons 31% and latex balloons 10.4%.

     For the six months ended June 30, 2003, net sales were $18,824,000 compared to net sales of $20,644,000 for the six months ended June 30, 2002, a decline of 9%. For the six months, (i) net sales of laminated and printed films declined from $10,242,000 in the six months ended June 30, 2002 to $8,502,000 in the six months ended June 30, 2003, (ii) net sales of metalized balloons increased from $5,904,000 in the six months ended June 30, 2002 to $6,953,000 in the six months ended June 30, 2003 and (iii) net sales of latex balloons increased from $2,477,000 in the six months ended June 30, 2002 to $2,544,000 in the six months ended June 30, 2003. Other sales during the period (principally helium, accessories and artwork and films) were approximately $825,000. During the six month period ended June 30, 2003, sales of laminated and printed films represented 45% of total sales, metalized balloons 36.9% of total sales and latex balloons 13.5% of total sales. For the same period of the prior year, laminated and printed films represented 49.6% of total sales, metalized balloons 28.6% and latex balloons 12%.

     During the first six months of 2003, there were two customers whose purchases represented more than 10% of the Company's sales during the period,
(i) one customer of laminated film products whose purchases totaled $2,445,000, or 13% of total sales for the six month period and (ii) a customer for a completed film product whose purchases totaled $5,125,000, or 27% of total Company sales for the six month period.

     Cost of Sales. For the fiscal quarter ended June 30, 2003, cost of sales increased to 78.0% of net sales as compared to 76.1% of net sales in the three month period ended June 30, 2002. For the six month period ended June 30, 2003, costs of sales increased to 79.6% compared to 75% for the same period in 2002. This increase was the result principally of increased production overhead expenses during the period, resulting in increased unit costs over prior periods, as well as lower margin sales to a significant customer for foil balloons and lower pricing in the sale of foil balloons to other customers.

     Administrative. For the fiscal quarter ended June 30, 2003, administrative expenses were $1,051,000, or 12.1% of net sales as compared to $1,127,000, or 10.3% of net sales for the three month period ended June 30, 2002. For the first six months of 2003, administrative expenses were $2,222,000, or 11.8% of net sales for the period as compared to $2,084,000, or 10.1% of net sales for the same period in 2002. The increase is attributable to increases in audit expense and salary expense.

     Selling. For the fiscal quarter ended June 30, 2003, selling expenses were $217,000, or 2.5% of net sales, as compared to $375,000, or 3.4% of net sales, for the three month period ended June 30, 2002. For the first six months of 2003, selling expenses were 619,000, or 3.3% of net sales for the period, compared to $750,000 or 3.6% of net sales for the same period in 2002. The decline selling expense is attributable principally to a decline in royalties and commissions and the reclassification of customer service expenses from this category to advertising and marketing.

     Advertising and Marketing. For the quarter ended June, 2003, advertising and marketing expenses were $661,000, or 7.6% of net sales as compared to $441,000, or 4% of net sales in the three month period ended June 30, 2002. For the six months ended June 30, 2003, advertising and marketing expenses were 1,250,000 or 6.6% of net sales for the period, compared to $834,000 or 4% of net sales for the same period in 2002. The increase is attributable principally to (i) increases in artwork and film expenses, (ii) increases in salaries, trade show expense and catalogue expense and (iii) reclassification of customer service expenses to this category from selling expense.

     Other Income or Expense. Interest expense increased to $274,000 for the quarter ended June 30, 2003, as compared to $204,000 for the three month period ended June 30, 2002. For the six months ended June 30, 2003, interest expense was $475,000 compared to $394,000 for the same period in 2002. The increase in interest expense is attributable to the increase in total borrowings by the Company during the period.

     During the three month period ended June 30, 2003, subsidiaries of the Company, principally the Mexico subsidiaries, Flexo Universal, S.A. de C.V. and CTI Mexico S.A. de C.V. experienced gain with respect to currency fluctuation, related to dollar denominated obligations, in the amount of $97,000, compared to a loss for the same period of 2002 of $251,000. For the six months ended June 30, 2003, the loss from currency fluctuation was $12,000 compared to a loss in the same period of 2002 of $214,000.

     During the quarter ended June 30, 2003, the Company recognized other income of $197,000 relating principally to income arising from the settlement of certain vendor claims, compared to other income of $26,000 for the second quarter of 2002.

     Net Income or Loss. For the fiscal quarter ended June 30, 2003, the Company had a net income before taxes and minority interest of $6,000 as compared to net income before taxes and minority interest of $155,000 for the second quarter of 2002. Income tax expense (benefit) for the second quarter of fiscal 2003 was ($130,000) resulting in net income of $133,000 after minority interest of $2,000. The income tax expense for the three month period ended June 30, 2002 was $51,000, resulting in net income after minority interest of $134,000.

     For the six months ended June 30, 2003, the Company had a net loss before provision for income taxes or minority interest of $652,000, compared to net income in the same period of 2002 of $746,000. The income tax benefit for the period was $95,000 resulting in a net loss of $556,000 for the period. For the six months ended June 30, 2002, the income tax expense was $298,000 and net income for the period was $504,000, after minority interest of $6,000.

     The change in net income for the six months ended June 30, 2003 from the same period of 2002 is attributable to several factors: (i) the Company experienced lower margins overall in sales with the result that gross profit on sales was reduced to $3,843,000 for the six months ended June 30, 2003 from $5,160,000 for the same period in 2002, a differential of about $1,317,000; (ii) the lower gross margin rate was attributable to increased production overhead expenses incurred particularly during the first quarter, as well as sales of metalized balloons at lower pricing to a major customer and (iii) production and sales in Mexico were reduced in March and April, 2003 by reason of the move of equipment and operations to a new facility, and additional costs were incurred in that move. Also, during the first quarter of 2003, the Company continued to experience costs associated with (i) the installation and set-up of new equipment and (ii) the development and implementation of a foil balloon program for a significant customer.

Liquidity and Capital Resources

     Cash Flow Items. Cash flow generated from operations during the six months ended June 30, 2003 was $1,143,000 compared to $1,546,000 for the same period of $2002.

     Investment Activities. Cash used in investing activities during the six months ended June 30, 2003 was $1,324,000 compared to $1,489,000 for the same period in 2002. The cash used in investing activities is attributable principally to the acquisition of property and equipment, much of which had previously been in the process of acquisition or completion and accounted for as projects under construction.

     Financing Activities.

     During the six months ended June 30, 2003, cash generated from financing activities was $313,000 compared to $522,000 for the same period in 2002.

     In February, 2003, two officers of the Company loaned an aggregate of $1,630,000 to the Company in exchange for (i) two year promissory notes bearing interest at 9% per annum and (ii) five year warrants to purchase up to 163,000 shares of Common Stock of the Company at $4.87 per share, the market price of the Common Stock on the date of the issuance of the Warrants. The proceeds of these loans were to (i) re-finance the bank loan in the amount of $880,000 to CTI Mexico, S.A. de C.V., the 98% owned Mexico subsidiary of the Company and
(ii) to provide financing for CTI Mexico and Flexo Universal, S.A de C.V., also a Mexico subsidiary of the Company.

     In the second quarter of 2003, an officer of the Company loaned to the Company an aggregate amount of $820,000. Such amount is due on demand and bears interest at the rate of 8% per annum.

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

     Liquidity and Capital Resources. At June 30, 2003, the Company had a cash balance of $187,000. The Company employs a cash management strategy of maintaining minimal cash balances and utilizing its revolving line of credit for liquidity. As June 30, 2003, the Company had a deficit working capital of ($2,352,000) compared to a deficit working capital of ($2,907,000) at December 31, 2002. During the first quarter of 2003, $2,300,000 of term debt with the Company's primary lender was reclassified from long-term debt to short-term debt, as the term of the loan facility expires on January 31, 2004. The effect of reclassification of this debt was partially offset by the issuance of the previously mentioned $1,630,000 of two year promissory notes. Under the terms of the loan agreement, the facility is automatically extended for another year from January 31, 2004 unless terminated by either party at the expiration of the initial term. As of June 30, 2003, there was $170,000 available under the revolving line of credit with this lender.

     The Company has no commitments for capital expenditures during the third and fourth quarters of 2003.

     The Company believes that existing capital resources and cash generated from operations will be sufficient to meet the Company's requirements for at least twelve months.

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

     A summary of our critical accounting policies and estimates is presented on pages 19 and 20 of our 2002 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

Item 3.   Quantitative and Qualitative Disclosures of Market Risk

     The Company does not have long term obligations bearing interest at variable rates which would create any material market risk for the Company.

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

Part II.  OTHER INFORMATION

Item 1.   Legal Proceedings

     On September 5, 2002, Byrne Sales Associates, Inc. filed an action against the Company for breach of contract in the Circuit Court of Jefferson County, Wisconsin claiming as damages the amount of $150,805. In the action, the plaintiff alleged that certain products manufactured by the Company to the plaintiff were defective. The action was dismissed in May, 2003.

     In addition, the Company, and one or more of its subsidiaries, is also a party to certain lawsuits or claims arising in the normal course of business. The ultimate outcome of these matters is unknown but, in the opinion of management, the settlement of these matters is not expected to have a significant effect on the future financial position or results of operations of the Company.

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

Item 6.  Exhibits and Reports on Form 8-k

         (a) Exhibits*

             Exhibit No.    Description
             -----------    -----------

             11             Statement re: Computation of Per Share Earnings

             31.1 Sarbanes-Oxley Act Section 302 Certifications for Howard W. Schwan

                   Exhibit No.       Description
                   -----------       -----------

                   31.2 Sarbanes-Oxley Act Section 302 Certifications for Stephen M. Merrick

                   32.1 Sarbanes-Oxley Act Section 906 Certification for Stephen M. Merrick, Chief Financial Officer

                   32.2 Sarbanes-Oxley Act Section 906 Certification for Howard W. Schwan, Chief Executive Officer

          (b) On July 29, 2003, the Company filed a report on Form 8-K disclosing that the Company had terminated its auditors and has retained new auditors.

                              *Also incorporated by reference the Exhibits filed as part of the SB-2 Registration Statement of the Registrant, effective November 5, 1997, and subsequent periodic filings.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     Dated: August 19, 2003                 CTI INDUSTRIES CORPORATION


                                        By: /s/ Howard W. Schwan
                                            --------------------------------
                                            Howard W. Schwan, President



                                        By: /s/ Stephen M. Merrick
                                            --------------------------------
                                            Stephen M. Merrick
                                            Executive Vice President and
                                            Chief Financial Officer

CTI Industries Corporation and Subsidiaries
Consolidated Balance Sheets

                                                                            June 30, 2003     December 31, 2002
                                                                           ---------------   -------------------
ASSETS                                                                       (Unaudited)          (Audited)
Current assets:
  Cash                                                                       $    187,249       $     160,493
  Accounts receivable, (less allowance for doubtful accounts of $237,737        4,730,045           5,384,839
    and $222,220 respectively)
  Inventories                                                                  10,196,054          10,033,593
  Deferred tax assets                                                             360,742             247,780
  Prepaid expenses and other current assets                                       815,253             310,995
                                                                             ------------       -------------

      Total current assets                                                     16,289,343          16,137,700

Property and equipment:
  Machinery and equipment                                                      18,452,903          16,221,259
  Building                                                                      2,670,358           2,636,595
  Office furniture and equipment                                                1,836,437           1,746,480
  Land                                                                            250,000             250,000
  Leasehold improvements                                                          698,643             388,655
  Fixtures and equipment at customer locations                                  2,232,285           2,306,807
  Projects under construction                                                     301,232           2,331,981
                                                                             ------------       -------------
                                                                               26,441,858          25,881,777
    Less:  accumulated depreciation                                           (14,050,187)        (14,166,764)
                                                                             ------------       -------------

      Total property and equipment, net                                        12,391,671          11,715,013

Other assets:
  Deferred financing costs, net                                                    48,787              51,747
  Goodwill                                                                      1,113,108           1,113,108
  Deferred tax assets                                                             530,160             441,592
  Other assets                                                                     93,063             812,698
                                                                             ------------       -------------

      Total other assets                                                        1,785,118           2,419,145
                                                                             ------------       -------------

TOTAL ASSETS                                                                 $ 30,466,132       $  30,271,858
                                                                             ============       =============

See accompanying notes to consolidated unaudited statements

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                        $  8,741,271         9,694,283
  Line of credit                                                             3,812,639         5,642,649
  Notes payable - current portion                                            2,863,142         1,742,658
  Accrued liabilities                                                        3,224,695         1,966,361
                                                                          ------------      ------------

      Total current liabilities                                             18,641,747        19,045,951

Long-term liabilities:
  Other liabilities                                                            971,449           710,257
  Notes payable                                                              5,267,523         5,016,109
  Suboridinated Debt                                                                 0                 0
                                                                          ------------      -------------

      Total long-term liabilities                                            6,238,972         5,726,366

Minority interest                                                                9,425            25,865

Stockholders' equity:
  Common stock - no par value, 5,000,000 shares authorized,
  2,150,216 and 2,141,882 shares issued, 1,918,420 and
  1,910,086 shares outstanding, respectively                                 3,764,020         3,748,270
  Class B Common stock - no par value, 500,000 shares authorized,
  0 shares issued and outstanding                                                    0                 0
  Paid-in-capital                                                            5,554,332         5,554,332
  Warrants issued in connection with subordinated debt and bank debt           595,174           135,462
  Accumulated deficit                                                       (3,519,427)       (2,962,816)
  Accumulated other comprehensive earnings                                     121,003            (6,002)
  Less:
      Treasury stock - 231,796 shares                                         (939,114)         (939,114)
      Stock subscription receivable                                                  0                 0
      Notes receivable from stockholders                                             0           (56,456)
                                                                          ------------      -------------

      Total stockholders' equity                                             5,575,988         5,473,676
                                                                          ------------      -------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                  $ 30,466,132      $ 30,271,858
                                                                          ============      =============

See accompanying notes to consolidated unaudited statements

CTI Industries Corporation and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

                                                                Quarter ended June 30,        Year to Date June 30,
                                                                 2003          2002          6/31/03         6/31/02
                                                                                                           (as restated)
                                                             ------------  -------------  -------------    -------------
Net Sales                                                    $ 8,661,939   $ 10,905,748   $ 18,824,434     $20,643,846

Cost of Sales                                                  6,755,910      8,299,517     14,981,352      15,483,362
                                                             ------------  -------------  -------------    -------------

      Gross profit on sales                                    1,906,029      2,606,231      3,843,082       5,160,484

Operating expenses:
  Administrative                                               1,051,114      1,127,178      2,221,500       2,084,078
  Litigation settlements expense                                       0         60,000              0         105,000
  Selling                                                        217,008        374,890        619,371         750,167
  Advertising and marketing                                      660,637        440,988      1,249,531         834,210
                                                             ------------  -------------  -------------    -------------

      Total operating expenses                                 1,928,759      2,003,056      4,090,402       3,773,455
                                                             ------------  -------------  -------------    -------------

Income from operations                                           (22,730)       603,175       (247,320)      1,387,029

Other income (expense):
  Interest expense                                              (273,691)      (204,254)      (475,443)       (384,244)
  Interest income                                                  1,220            420          1,608             647
  Gain (loss) on sale of assets                                    7,512        (20,069)        15,024         (30,763)
  Foreign currency (loss) gain                                    96,798       (251,030)       (11,708)       (213,872)
  Other                                                          196,495         26,339         65,482          37,216
                                                             ------------  -------------  -------------    -------------

      Total other income (expense)                                28,334       (448,594)      (405,037)       (591,016)
                                                             ------------  -------------  -------------    -------------

Income (loss) before income taxes and minority interest            5,604        154,581       (652,357)        796,013

Income tax expense (benefit)                                    (129,671)        50,917        (95,425)        298,210
                                                             ------------  -------------  -------------    -------------

Income (loss) before minority interest                           135,275        103,664       (556,932)        497,803

Minority interest in income (loss) of subsidiary                   2,097        (29,863)          (321)         (6,155)
                                                             ------------  -------------  -------------    -------------

      Net income (loss)                                      $   133,178   $    133,527   $   (556,611)    $   503,958
                                                             ============  =============  =============    =============

Basic income (loss) per common share                         $      0.07   $       0.11   $      (0.29)    $      0.42
                                                             ============  =============  =============    =============

Diluted income (loss) per common share                       $      0.06   $       0.09   $      (0.29)    $      0.38
                                                             ============  =============  =============    =============

Weighted average number of shares and equivalent shares
  of common stock outstanding:
    Basic                                                      1,918,420      1,263,763      1,918,098       1,198,597
                                                             ============  =============  =============    =============

    Diluted                                                    2,139,754      1,479,644      1,918,098       1,332,610
                                                             ============  =============  =============    =============

See accompanying notes to consolidated unaudited statements

CTI Industries Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

                                                                         For the Six Month Period Ended
                                                                      June 30, 2003         June 30, 2002
                                                                                            (as restated)
                                                                  ---------------------------------------------
Cash flows from operating activities:
  Net income (loss)                                                         $  (556,611)           $   503,957
  Adjustment to reconcile net loss to cash
      provided by operating activities:
    Depreciation and amortization                                               710,934                718,925
    Deferred gain on sale/leaseback                                              15,024                      0
    Amortization of Debt Discount                                                55,051                 13,750
    Minority interest in loss of subsidiary                                        (321)                (6,155)
    Gain on sale of fixed assets                                                      0                      0
    Provision for losses on accounts receivable & inventory                     120,000                150,000
    Deferred income taxes                                                      (189,289)               199,370
    Change in assets and liabilities:
      Accounts receivable                                                       368,085               (918,711)
      Inventory                                                                (269,938)            (1,160,947)
      Other assets                                                               (2,475)              (522,633)
      Accounts payable and accrued expenses                                     892,374              2,568,619
                                                                  ---------------------------------------------

          Net cash provided by (used in) operating activities                 1,142,834              1,546,175

Cash flows from investing activities:
  Proceeds from sale of property and equipment                                        0
  Cash acquired in acquisition of CTI Mexico                                     (5,000)
  Proceeds from sale of property and equipment                                        0                      0
  Purchases of property and equipment                                        (1,318,971)            (1,489,446)
                                                                  ---------------------------------------------

          Net cash (used in) investing activities                            (1,323,971)            (1,489,446)

Cash flows from financing activities:
  Checks written in excess of bank balance                                      366,193                      0
  Net change in revolving line of credit                                     (2,085,057)               193,688
  Proceeds from issuance of long-term debt                                    4,675,665                490,880
  Proceeds from issuance of notes due to officer                                820,000                      0
  Proceeds from the issuance of short-term debt                                 900,000
  Repayment of long-term debt                                                (3,247,329)              (134,916)
  Repayment of short-term debt                                               (1,116,736)               (27,949)
  Proceeds from debt to equity swap                                              15,750                      0
  Purchase of treasury stock                                                    (15,226)                     0
                                                                  ---------------------------------------------

          Net cash provided by (used in)  financing activities                  313,260                521,703

Effect of exchange rate changes on cash                                        (105,368)                17,212
                                                                  ---------------------------------------------

Net increase (decrease) in cash                                                  26,755                595,644

Cash and Equivalents at Beginning of Period                                     160,493                110,488
                                                                  ---------------------------------------------

Cash and Equivalents at End of Period                                       $   187,248            $   706,132
                                                                  =============================================

See accompanying notes to consolidated unaudited statements

                                  June 30, 2003
                   CTI Industries Corporation and Subsidiaries
         Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 - Basis of Presentation

The accompanying financial statements are unaudited but in the opinion of management contain all the adjustments (consisting of those of a normal recurring nature) considered to present fairly the financial position and the results of operations and cash flow for the periods presented in conformity with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

Operating results for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 2002.

Principles of consolidation and nature of operations:

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, CTI Balloons Limited and CTF International S.A. de C.V., as well as its majority owned subsidiary CTI Mexico S.A. de C.V., and Flexo Universal, S.A. de C.V. All significant intercompany transactions and accounts have been eliminated in consolidation. The Company (i) designs, manufactures and distributes balloon products throughout the world and (ii) operates systems for the production, lamination, coating and printing of films used for food packaging and other commercial uses and for conversion of films to flexible packaging containers and other products.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and use assumptions that affect certain reported amounts and disclosures. Actual results may differ from those estimates.

Stock-Based Compensation

At June 30, 2003, the Company had four stock-based compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. The Company recognizes compensation cost for stock-based compensation awards equal to the difference between the quoted market price of the stock at the date of grant or award and the price to be paid by the employee upon exercise in accordance with the provisions of APB No. 25. Based upon the terms of Company's current stock option plans, the stock price on the date of grant and price paid upon exercise are the same. Accordingly, no stock-based employee compensation cost has been recognized, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. No stock options were granted during the six months ended June 30, 2003.

Historically, the Company's option awards have vested at date of grant. Accordingly, had the Company applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-based Compensation," there is no pro forma effect on net income to disclose in periods with no option awards.

Reclassification

Certain items in the financial statements for the three and six months ended June 30, 2002 have been reclassified to be consistent with the presentation shown for the three and six months ended June 30, 2003, involving the reclassification of customer service expenses from selling expense to advertising and marketing expense.

Note 2 - Legal Proceedings

On September 5, 2002, Byrne Sales Associates, Inc. filed an action against the Company for breach of contract in the Circuit Court of Jefferson County, Wisconsin claiming as damages the amount of $150,805. The action was dismissed in May, 2003.

In addition, the Company and its subsidiaries are party to certain lawsuits arising in the normal course of business. The ultimate outcome of these matters is unknown but, in the opinion of management, the settlement of these matters is not expected to have a significant effect on the future financial position or results of operations of the Company.

Note 3 - Comprehensive Income

Total Comprehensive Income (loss) was $290,328 for the three months ended June 30, 2003 and was $105,000 for the three months ended June 30, 2002.

Note 4 - Inventories, net

                                           June 30, 2003   December 31, 2002
                                           ------------    -----------------
Raw material and work in process              2,875,028       $  4,001,374
Finished goods                                7,715,560          6,386,719
                                           ------------       ------------
Inventory, Gross                             10,590,588         10,388,093
Less:  Inventory Reserves                      (394,535)          (354,500)
                                           ------------       ------------

Inventories, net                             10,196,053       $ 10,033,593
                                           ============       ============

Note 5 - Geographic Segment Data

The Company has determined that it operates primarily in one business segment which designs, manufactures, and distributes film products for use in packaging and novelty balloon products. The Company operates in foreign and domestic regions. Information about the Company's operations by geographic areas is as follows.

                  Net Sales to External Customers         Total Assets at
                  For the Six Months Ended June 30,
                                                        June 30     December 31
                        2003             2002            2003          2002
                        ----             ----            ----          ----

United States       $ 17,003,000    $ 18,428,000    $ 27,372,981   $ 26,311,194
Mexico                 1,070,000       1,237,000       5,866,062      4,982,751
United Kingdom           751,000         979,000       1,366,674        979,959
Eliminations                                          (4,139,584)    (2,002,046)
                    ------------    ------------    ------------   ------------
                    $ 18,824,000    $ 20,644,000    $ 30,466,133   $ 30,271,858
                    ============    ============    ============   ============

Note 6 - Concentration of Credit Risk

Concentration of credit risk with respect to trade accounts receivable is generally limited due to the number of entities comprising the Company's customer base. The Company performs ongoing credit evaluations and provides an allowance for potential credit losses against the portion of accounts receivable which is estimated to be un-collectable. Such losses have historically been within management's expectations. For the six months ended June 30, 2003, the Company had two customers that accounted for approximately $5,125,000, (27%) and $2,445,000, (12.9%), respectively, of consolidated net sales.

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

Note 8 - Warrants and Shareholder Debt

In February, 2003, two officers of the Company loaned an aggregate of $1,630,000 to the Company in exchange for (i) two year promissory notes bearing interest at 9% per annum and (ii) five year warrants to purchase up to 163,000 shares of Common Stock of the Company at $4.87 per share, the market price of the Common Stock on the date of the issuance of the Warrants. As a result of valuing the warrants and allocating a portion of the proceeds to the warrants, the Company recorded additional paid-in capital attributable to the warrants of $459,712 and a related discount on the promissory notes of the same amount. The note is recorded at March 31, 2003, net of unamortized discount of $454,335. The proceeds of these loans were to (i) refinance the bank loan in the amount of $880,000 to CTI Mexico, S.A. de C.V., the 98% owned Mexican subsidiary of the Company and (ii) to provide financing for CTI Mexico and Flexo Universal, S.A. de C.V., also a Mexico subsidiary of the Company.

During the second quarter of 2003, an officer of the Company loaned to the Company an aggregate amount of $820,000. Such amount is due on demand and bears interest at the rate of 8% per annum.