Form 10-Q
period 2003-09-30
CTI INDUSTRIES CORP
filed 2003-11-19
CIK 1042187

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 2003

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

      Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). Yes | |   No |x|


                      APPLICABLE ONLY TO CORPORATE ISSUERS:


      COMMON STOCK, no par value, 1,918,420 outstanding Shares, as of September 30, 2003.

                                    FORM 10-Q

                           CTI INDUSTRIES CORPORATION


PART I.     FINANCIAL INFORMATION AND MANAGEMENT'S DISCUSSION AND ANALYSIS

Item 1.     Financial Statements


            The following financial statements of the Registrant are attached to this Form 10-Q:

            1. Consolidated Balance Sheets as at September 30, 2003 (unaudited) and December 31, 2002

            2. Unaudited Condensed Consolidated Statements of Operations - Three and Nine Month Periods Ended September 30, 2003 and September 30, 2002

            3. Unaudited Condensed Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2003 and September 30, 2002

      The Financial Statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of results for the periods presented.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation


Results of Operations

      Net Sales. For the fiscal quarter ended September 30, 2003, net sales were $8,429,000, compared to net sales of $10,873,000 for the three months ended September 30, 2002, a decline of 22.5%. For the quarter, (i) net sales of laminated and printed films declined from $ 5,828,000 in the third quarter of 2002 to $5,033,000 in the third quarter of 2003, (ii) net sales of metalized balloons declined from $ 3,621,000 in the third quarter of 2002 to $ 2,574,000 in the third quarter of 2003 and (iii) net sales of latex balloons decreased from $1,283,000 in the third quarter of 2002 to $511,000 in the third quarter of 2003. In the quarter, other net sales of approximately $311,000 included sales of helium and artwork and films. During the quarter ended September 30, 2003, sales of laminated and printed films represented 59.7% of total sales, metalized balloons 30.5% of total sales and latex balloons 6.1% of total sales. For the same period of the prior year, laminated and printed films represented 53.6% of total sales, metalized balloons 33.3% and latex balloons 11.8%. The decrease in sales for the third quarter is attributable principally to (i) a decline in sales to a principal customer for completed film products from $2,496,000 in the third quarter of 2002 to $1,878,000 in the third quarter of 2003 and (ii) a decline in sales to a principal customer for laminated film from $1,465,000 in the third quarter 2002 to $1,240,000 in the third quarter 2003 and (iii) a decline in sales to a principal customer of metalized balloons from $642,000 in the third quarter 2002 to $253,000 in the third quarter 2003.

      For the nine months ended September 30, 2003, net sales were $27,253,000 compared to net sales of $31,517,000 for the nine months ended September 30, 2002, a decline of 13.5%. For the nine months, (i) net sales of laminated and printed films declined from $16,309,000 in the nine months ended September 30, 2002 to $13,535,000 in the nine months ended September 30, 2003, (ii) net sales of metalized balloons decreased from $10,464,000 in the nine months ended September, 2002 to $9,852,000 in the nine months ended September 30, 2003 and
(iii) net sales of latex balloons decreased from $3,908,000 in the nine months ended September 30, 2002 to $2,705,000 in the nine months ended September 30, 2003. Other sales during the quarters ended September 30, 2003 and 2002 (principally helium, accessories and artwork and films) were approximately $1,161,000 and $836,000, respectively. During the nine month period ended September 30, 2003, sales of laminated and printed films represented 49.7% of total sales, metalized balloons 36.1% of total sales and latex balloons 9.9% of total sales. For the same period of the prior year, laminated and printed films represented 51.8% of total sales, metalized balloons 33.2% and latex balloons 12.4%.

      The decrease in sales over the nine month period is attributable principally to (i) a decline in sales to a customer for a completed film product from $10,306,000 for the nine months ended September 30, 2002, to $7,922,000 for the nine months ended September 30, 2003, and (ii) a decline in sales to a customer for laminated film from $5,799,000 in the first nine months of 2002 to $4,105,000 in the first nine months of 2003.

      During the first nine months of 2003, there were two customers whose purchases represented more than 10% of the Company's sales during the period,
(i) one customer of laminated film products whose purchases totaled $3,244,000, or 11.9% of total sales for the nine month period and (ii) a customer for a completed film product whose purchases totaled $7,922,000, or 29.1% of total Company sales for the nine month period. For the same period last year, these customers represented 18.4% and 32.7%, respectively.

      Cost of Sales. For the fiscal quarter ended September 30, 2003, cost of sales increased to 78.9% of net sales as compared to 75.3% of net sales in the three month period ended September 30, 2002. For the nine month period ended September 30, 2003, costs of sales increased to 79.4% compared to 75.1% for the same period in 2002. This increase was the result principally of increased production overhead expenses during the period, resulting in increased unit costs over prior periods, as well as lower margin sales to a significant customer for foil balloons and lower pricing in the sale of foil balloons to other customers.

      Administrative. For the fiscal quarter ended September 30, 2003, administrative expenses were $749,000, or 8.9% of net sales as compared to $1,169,000, or 10.7% of net sales for the three month period ended September 30, 2002. For the first nine months of 2003, administrative expenses were $2,971,000, or 10.9% of net sales for the period as compared to $3,253,000, or 10.3% of net sales for the same period in 2002. The decrease is attributable to a reduction in personnel, consulting and audit expenses.

      Selling. For the fiscal quarter ended September 30, 2003, selling expenses were $414,000, or 4.9% of net sales, as compared to $408,000, or 3.8% of net sales, for the three month period ended September 30, 2002. For the first nine months of 2003, selling expenses were 1,033,000, or 3.8% of net sales for the period, compared to $1,158,000 or 3.7% of net sales for the same period in 2002. There has been no significant change in selling expenses over these periods.

      Advertising and Marketing. For the quarter ended September 30, 2003, advertising and marketing expenses were $391,000, or 4.6% of net sales as compared to $459,000, or 4.2% of net sales in the three month period ended September 30, 2002. For the nine months ended September 30, 2003, advertising and marketing expenses were 1,640,000 or 6% of net sales for the period, compared to $1,293,000 or 4.1% of net sales for the same period in 2002. The increase, which primarily occurred in the 1st and 2nd quarters of 2003, is attributable principally to (i) increases in artwork and film expenses, (ii) increases in salaries, trade show expense and catalogue expense and (iii) reclassification of customer service expenses to this category from selling expense.

      Other Income or Expense. Interest expense increased to $301,000 for the quarter ended September 30, 2003, as compared to $220,000 for the quarter ended September 30, 2002. For the nine months ended September 30, 2003, interest expense was $777,000 compared to $605,000 for the same period in 2002. The increase in interest expense is attributable to the increase in total borrowings by the Company during the period.

      During the three month period ended September 30, 2003, subsidiaries of the Company, principally the Mexico subsidiaries, Flexo Universal, S.A. de C.V. and CTI Mexico S.A. de C.V. experienced gain with respect to currency fluctuation, in the amount of $14,000, compared to a loss for the same period of 2002 of $52,000. For the nine months ended September 30, 2003, the gain from currency fluctuation was $2,000 compared to a loss in the same period of 2002 of $266,000.

      Net Income or Loss. For the fiscal quarter ended September 30, 2003, the Company had a net loss before taxes and minority interest of $97,000 as compared to net income before taxes and minority interest of $415,000 for the second quarter of 2002. Income tax benefit for the third quarter of fiscal 2003 was $226,000, resulting in net income of $129,000. The income tax expense for the three month period ended September 30, 2002 was $27,000, resulting in net income after minority interest of $388,000.

      For the nine months ended September 30, 2003, the Company had a net loss before provision for income taxes or minority interest of $749,000, compared to net income in the same period of 2002 of $1,211,000. Income tax benefit for the nine months ended September 30, 2003, was $322,000, resulting in a net loss for the period of $428,000. For the nine months ended September 30, 2002, income tax expense was $325,000, and net income for the period was $886,000.

      The change in net income for the nine months ended September 30, 2003 compared to the same period of 2002 is attributable to several principal factors: (i) a reduction in net sales of almost $4.3 million from the level of net sales for the same period of 2002, (ii) the Company experienced lower margins overall in sales with the result that gross profit on sales was reduced by $2,228,000 to $5,618,000 for the nine months ended September 30, 2003, from $7,846,000 for the same period in 2002; (iii) the lower gross margin rate was attributable to increased production overhead expenses incurred particularly during the first quarter, as well as sales of metalized balloons at lower pricing to a major customer and (iv) production and sales in Mexico were reduced in March and April, 2003 as a result of the move of equipment and operations to a new facility, and additional costs were incurred in that move. Also, during the first quarter of 2003, the Company continued to experience costs associated with (i) the installation and set-up of new equipment and (ii) the development and implementation of a foil balloon program for a significant customer.

      During the second and third quarters of 2003, management has acted to reduce production overhead and administration expenses and plans to further reduce these expenses to improve margins.

Liquidity and Capital Resources

      Cash Flow Items. Cash flow generated from operations during the nine months ended September 30, 2003 was $2,755,000, compared to cash flow generated in operations for the same period of 2002 of $1,531,000. Cash flow was affected positively by a reduction in accounts payable over the nine months of $1,809,000 and an increase in inventory and certain other assets of $143,000. Cash flow was affected positively by a decrease in receivables during the period of $377,000.

      In the third quarter, the Company, in agreement with select vendors, converted $3,571,000 of accounts payable to notes payable with terms up to 24 months and a weighted average interest rate of 7.5%.

      Investment Activities. Cash used in investing activities during the nine months ended September 30, 2003 was $1,503,000 compared to $1,095,000 for the same period in 2002. The cash used in investing activities is attributable principally to the acquisition of property and equipment, much of which had previously been in the process of acquisition or completion and accounted for as projects under construction.

Liquidity

During the nine months ended September 30, 2003, the Company incurred net losses and utilized cash in its operating activities. As of September 30, 2003, the Company has a working capital deficiency of $2,968,000. The Company depends on its line of credit, including a term loan and revolving line of credit, with its principal lender for liquidity. This line of credit expires on January 12, 2004.

For the year ending December 31, 2004, management anticipates improvement in cash flows from operating activities and is working to obtain alternative financing to replace its existing line of credit. However, there is no assurance that losses will not continue or that alternative financing will be obtained. If such anticipated events do not materialize, the Company may have to seek additional debt or equity financing to enable the Company to continue operations in their present form and to execute the Company's business plan.

      Financing Activities.

      During the nine months ended September 30, 2003, cash generated from financing activities was $2,361,000 compared to cash used in financing activities for the same period in 2002 of $333,000.

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

      In the second and third quarters of 2003, an officer of the Company loaned to the Company an aggregate amount of $820,000. Such amount is due on demand and bears interest at the rate of 8% per annum. During the third quarter, an officer of the Company loaned to Flexo the sum of $100,000 under a promissory note providing for an interest rate of 8% per annum and payments at the rate of $5,000 per week.

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

      Liquidity and Capital Resources. At September 30, 2003, the Company had a cash balance of $191,000. The Company employs a cash management strategy of maintaining minimal cash balances and utilizing its revolving line of credit for liquidity.

      As of September 30, 2003, the Company had a working capital deficiency of $2,968,000, compared to a deficit working capital of $2,907,000 as of December 31, 2002. During the first quarter of 2003, $2,300,000 of term debt with the Company's primary lender was reclassified from long-term debt to short-term debt, as the term of the loan facility expires on January 12, 2004. The effect of reclassification of this debt was partially offset by the issuance of the previously described $1,630,000 of two year promissory notes.

      Under the terms of the loan agreement with the Company's primary lender, the loan facility expires on January 12, 2004, and the lender has given notice to the Company that the loan facility will terminate on that date. While the lender has advised the Company that it may grant limited extensions of the loan after January 12, 2004, if the Company is unable to obtain alternative financing, the Company may be unable to pay the balance which will then be due to the lender and its ability to continue operations may be adversely affected.

      Management of the Company is engaged in efforts to obtain alternative financing. The Company has received a commitment from one lending institution for a five-year term loan in the principal amount of $3 million and has also received a non-binding proposal from another lending institution for a line of credit, including a term loan and revolving loan, in the aggregate amount of $11 million. There can be no assurance that the Company will be able to complete a transaction for new financing which will provide adequate funds for the continued operation on terms acceptable to the Company, or at all.

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

      A summary of our critical accounting policies and estimates is presented on pages 19 and 20 of our 2002 Annual Report on Form 10-K filed with the Securities and Exchange Commission. There have been no changes to such policies during the nine month period ending September 30, 2003.

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

      On September 5, 2003, Airgas, Inc., Airgas-Southwest, Inc., Airgas-South, Inc. and Airgas-East, Inc. filed a joint action against the Company for claimed breach of contract in the Circuit Court of Lake County, Illinois claiming as damages the aggregate amount of $162,242. The Company has filed an answer denying the material claims of the complaint, affirmative defenses and a counterclaim. In the action, these plaintiffs claim that the Company owes to them certain sums for (i) helium sold and delivered, (ii) rental with respect to helium tanks and (iii) replacement charges for tanks claimed to have been lost. The Company intends vigorously to defend this action and to pursue its counterclaim.

      On June 3, 2003, Spectra Color Corporation filed an action against the Company for breach of contract in the Circuit Court of Lake County, Illinois, claiming as damages the amount of $87,447 for goods and services sold and delivered. The Company has filed an answer to the complaint in this action denying the material claims of the complaint.

      In addition, the Company, and one or more of its subsidiaries, is also a party to certain lawsuits arising in the normal course of business. The ultimate outcome of these matters is unknown but, in the opinion of management, the settlement of these matters is not expected to have a significant effect on the future financial position or results of operations of the Company.

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

Item 4.     Submission of Matters to a Vote of Security Holders

      At our Annual Meeting of Shareholders on September 5, 2003, the following actions were submitted and approved by vote of the shareholders:

      (1)   Election of six directors, and

      (2) Ratification of the Board's election of Eisner, LLP as our independent certified public accountants.

A total of 1,541,029 shares (approximately 80%) of the issued and outstanding shares of the Company were represented by proxy or in person at the meeting. These shares were voted on the matters described above as follows:

1. For the directors as follows:


                                                           Number of Shares
Name                        Number of Shares For       Abstaining/Withheld
Michael P. Avramovich               1,541,029                      0
Stanley M. Brown                    1,538,054                    2,975
Stephen M. Merrick                  1,533,293                    7,736
Howard W. Schwan                    1,533,293                    7,736
John H. Schwan                      1,533,293                    7,736
Bret Tayne                          1,538,054                    2,975

2. For the ratification of the Board's selection of Eisner, LLP as the independent certified public accountants of the Company as follows:

                                                           Number of Shares
Number of Shares For     Number of Shares Against      Abstaining/Withheld
          1,541,029                 0                              0


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

      (c) On August 20, 2003, the Company filed a report on Form 8-K regarding its financial results for the Second Fiscal Quarter of 2003.

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

      Dated: November 19, 2003

                                        CTI INDUSTRIES CORPORATION


                                        By: /s/ Howard W. Schwan
                                            ----------------------------
                                            Howard W. Schwan, President



                                        By: /s/ Stephen M. Merrick
                                            ----------------------------

                                            Stephen M. Merrick
                                            Executive Vice President and
                                            Chief Financial Officer

CTI Industries Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

                                                    September 30, 2003   December 31, 2002
                                                    ------------------   -----------------
                       ASSETS                           (Unaudited)          (Audited)
Current assets:
  Cash                                                $    190,783         $    160,493
  Accounts receivable, (less allowance
   for doubtful accounts of $237
   and $222,220 respectively)                            4,962,966            5,384,839
  Inventories                                           10,042,058           10,033,593
  Deferred tax assets                                      414,957              247,780
  Prepaid expenses and other current assets                778,154              310,995
                                                      ------------         ------------
      Total current assets                              16,388,918           16,137,700

Property and equipment:
  Machinery and equipment                               18,400,604           16,221,259
  Building                                               2,677,107            2,636,595
  Office furniture and equipment                         1,839,441            1,746,480
  Land                                                     250,000              250,000
  Leasehold improvements                                   735,293              388,655
  Fixtures and equipment at customer locations           2,232,285            2,306,807
  Projects under construction                              497,100            2,331,981
                                                      ------------         ------------
                                                        26,631,830           25,881,777
    Less :  accumulated depreciation                   (14,401,198)         (14,166,764)
                                                      ------------         ------------

      Total property and equipment, net                 12,230,632           11,715,013

Other assets:
  Deferred financing costs, net                             49,240               51,747
  Goodwill                                               1,113,108            1,113,108
  Deferred tax assets                                      768,359              441,592
  Other assets                                             270,575              812,698
                                                      ------------         ------------

      Total other assets                                 2,201,283            2,419,145
                                                      ------------         ------------

TOTAL ASSETS                                            30,820,832           30,271,858
                                                      ============         ============

See accompanying notes to condensed consolidated unaudited statements

        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Checks written in excess of bank balance                 195,462              113,460
  Accounts payable                                       6,852,110            9,580,823
  Line of credit                                         3,441,973            5,642,649
  Notes payable - current portion                        5,314,041            1,742,658
  Notes payable - officers                                 920,000                    0
  Accrued liabilities                                    2,833,904            1,965,561
                                                      ------------         ------------

      Total current liabilities                         19,557,491           19,045,151

Long-term liabilities:
  Other liabilities                                      1,070,589              710,257
  Notes payable                                          3,082,492            5,016,109
  Notes payable - officers                               1,630,000                    0
                                                      ------------         ------------

      Total long-term liabilities                        5,783,081            5,726,366

Minority interest                                           10,046               25,865

Stockholders' equity:
  Common stock  - no par value, 5,000,000
   shares authorized, 2,150,216 and 2,141,882
   shares issued, 1,918,420 and 1,910,080
   shares outstanding respectively                       3,764,020            3,748,270
Class B Common stock  - no par value,
 500,000 shares authorized,
 0 shares issued and outstanding                                 0                    0
Paid-in-capital                                          5,554,332            5,554,332
Warrants issued in connection with
 subordinated debt and bank                                595,174              135,462
Accumulated deficit                                     (3,390,687)          (2,962,816)
Accumulated other comprehensive earnings                  (113,511)              (6,002)
  Less:
      Treasury stock  -  231,796 shares                   (939,114)            (939,114)
      Notes receivable from stockholders                         0              (56,456)
                                                      ------------         ------------

      Total stockholders' equity                         5,470,214            5,474,476
                                                      ------------         ------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY              $ 30,820,832         $ 30,271,858
                                                      ============         ============

See accompanying notes to condensed consolidated unaudited statements

Condensed Consolidated Statements of Operations
(Unaudited)

                                           Quarter ended September 30,                    Year to Date September 30,
                                             2003              2002                       09/30/03          09/30/02
                                                          (as restated)                                    (as restated)
                                          ----------       -----------                   -----------        -----------
Net Sales                                 $8,428,784       $10,873,147                   $27,253,217        $31,516,993

Cost of Sales                              6,653,397         8,187,960                    21,634,749         23,671,322
                                          ----------       -----------                   -----------        -----------

      Gross profit on sales                1,775,387         2,685,187                     5,618,469          7,845,671

Operating expenses:
  Administrative                             749,014         1,168,651                     2,970,514          3,252,729
  Litigation settlements expense                  --                --                            --            105,000
  Selling                                    414,031           408,221                     1,033,402          1,158,387
  Advertising and marketing                  390,750           458,704                     1,640,281          1,292,915
                                          ----------       -----------                   -----------        -----------

      Total operating expenses             1,553,795         2,035,576                     5,644,197          5,809,031
                                          ----------       -----------                   -----------        -----------

Income from operations                       221,592           649,611                       (25,729)         2,036,640

Other income (expense):
  Interest expense                          (301,323)         (220,446)                     (776,766)          (604,690)
  Interest income                              1,393               830                         3,001              1,475
  Gain (loss) on sale of assets                  464              (980)                       15,488            (31,743)
  Foreign currency gain (loss)                13,792           (51,813)                        2,084           (265,685)
  Other                                      (32,897)           37,575                        32,584             74,792
                                          ----------       -----------                   -----------        -----------

      Total other income (expense)          (318,572)         (234,834)                     (723,609)          (825,851)
                                          ----------       -----------                   -----------        -----------

(Loss) Income before income taxes
 and minority interest                       (96,981)          414,777                      (749,337)         1,210,789

Income tax (benefit) expense                (226,341)           26,639                      (321,766)           324,849
                                          ----------       -----------                   -----------        -----------

Income (loss) before minority interest       129,361           388,138                      (427,571)           885,940

Minority interest in income (loss)
 of subsidiary                                   621             1,180                           300             (4,975)
                                          ----------       -----------                   -----------        -----------

      Net income (loss)                    $ 128,740         $ 386,958                    $ (427,871)        $  890,915
                                          ==========       ===========                   ===========        ===========

Income (loss) applicable to common shares  $ 128,740         $ 386,958                    $ (427,871)        $  890,915
                                          ==========       ===========                   ===========        ===========

Basic income (loss) per common share       $    0.07         $    0.25                    $    (0.22)        $     0.68
                                          ==========       ===========                   ===========        ===========

Diluted income (loss) per common share     $    0.06         $    0.22                    $    (0.22)        $     0.60
                                          ==========       ===========                   ===========        ===========

Weighted average number of shares and
 equivalent shares of common stock
  outstanding:
Basic                                      1,918,420         1,557,010                     1,918,206          1,319,620
                                          ==========       ===========                   ===========        ===========

Diluted                                    1,996,734         1,742,259                     1,918,206          1,473,679
                                          ==========       ===========                   ===========        ===========


See accompanying notes to condensed consolidated unaudited statements

CTI Industries Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

                                                                                 For the Nine Month Period Ended
                                                                         September 30, 2003              September 30, 2002
                                                                                                            (as restated)
                                                                         --------------------------------------------------
Cash flows from operating activities:
  Net (loss) income                                                          $  (427,871)                    $   890,915
  Adjustment to reconcile net (loss) income to cash
      (used in) provided by operating activities:
    Depreciation and amortization                                              1,160,823                       1,105,700
    Deferred gain on sale/leaseback                                              (17,527)                        (22,534)
    Amortization of Debt Discount                                                119,606                          20,625
    Minority interest in loss of subsidiary                                          300                          (4,975)
    Provision for losses on accounts receivable & inventory                      180,000                         225,000
    Deferred income taxes                                                       (303,501)                        283,754
    Change in assets and liabilities:
      Accounts receivable                                                        376,876                        (754,179)
      Inventory                                                                 (143,467)                     (2,198,461)
      Other assets                                                                   231                        (602,972)
      Accounts payable and accrued expenses                                    1,809,262                       2,588,529
                                                                         --------------------------------------------------

          Net cash (used in) provided by operating activities                  2,754,732                       1,531,402

Cash flows from investing activities:
  Purchases of property plant and equipment                                   (1,502,848)                     (1,094,850)
                                                                         --------------------------------------------------

          Net cash (used in) investing activities                             (1,502,848)                     (1,094,850)

Cash flows from financing activities:
  Checks written in excess of bank balance                                        82,002                         555,875
  Net change in revolving line of credit                                      (1,771,182)                       (580,400)
  Proceeds from issuance of long-term debt                                     2,801,813                               0
  Proceeds from issuance of notes due to officers                              2,550,000                               0
  Repayment of long-term debt                                                 (4,870,919)                       (308,320)
  Collection of Stockholder Note                                                  56,456                               0
  Proceeds from debt to equity swap                                               15,750                               0
  Cash paid for deferred finance fees                                            (73,931)                              0
                                                                         --------------------------------------------------

          Net cash provided by (used in) financing activities                  1,210,011                        (332,845)

Effect of exchange rate changes on cash                                          (11,583)                         29,482
                                                                         --------------------------------------------------

Net increase in cash                                                              30,290                         133,189

Cash and Equivalents at Beginning of Period                                      160,493                         110,488
                                                                         --------------------------------------------------

Cash and Equivalents at End of Period                                        $   190,783                     $   243,677
                                                                         ==================================================

Supplemental non-cash investing and financing activities:
   Issuance of stock for subordinated debt                                   $        --                     $   715,000
   Long-term debt incurred for the purchase of equipment                     $        --                       1,840,819
   Note payable incurred to purchase 21.8% of minority
      interest in CTI Mexico S.A. de C.V.                                    $        --                         150,000
   Accounts payable converted to notes payable                               $ 3,571,000                     $        --

See accompanying notes to condensed consolidated unaudited statements

                               September 30, 2003
                   CTI Industries Corporation and Subsidiaries
         Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 - Basis of Presentation

The accompanying financial statements are unaudited but in the opinion of management contain all the adjustments (consisting of those of a normal recurring nature) considered to present fairly the financial position and the results of operations and cash flow for the periods presented in conformity with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

Operating results for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 2002.

Principles of consolidation and nature of operations:

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, CTI Balloons Limited and CTF International S.A. de C.V., as well as its majority owned subsidiaries CTI Mexico S.A. de C.V., and Flexo Universal, S.A. de C.V. All significant intercompany transactions and accounts have been eliminated in consolidation. The Company (i) designs, manufactures and distributes balloon products throughout the world and (ii) operates systems for the production, lamination, coating and printing of films used for food packaging and other commercial uses and for conversion of films to flexible packaging containers and other products.

Note 2 - Liquidity

During the nine months ended September 30, 2003, the Company incurred net losses and utilized cash in its operating activities. As of September 30, 2003, the Company has a working capital deficiency of $2,968,000. The Company depends on its line of credit, including a term loan and revolving line of credit, with its principal lender for liquidity. This line of credit expires on January 12, 2004.

For the year ending December 31, 2004, management anticipates improvement in cash flows from operating activities and is working to obtain alternative financing to replace its existing line of credit. However, there is no assurance that losses will not continue or that alternative financing will be obtained. If such anticipated events do not materialize, the Company may have to seek additional debt or equity financing to enable the Company to continue operations in their present form and to execute the Company's business plan.

Note 3 - Restatement

The Unaudited Condensed Consolidated Statement of Operations for the Three and Nine Month Periods ended September 30, 2002 incorporate a restatement of the results of operations for such periods. The restatement for those periods relates to the amortization of the discount on notes payable resulting from the value assigned to warrants to purchase common stock that were issued during 1999 and 2001 that had not previously been reflected.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and use assumptions that affect certain reported amounts and disclosures. Actual results may differ from those estimates.

Stock-Based Compensation

At September 30, 2003, the Company had four stock-based compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. The Company recognizes compensation cost for stock-based compensation awards equal to the difference between the quoted market price of the stock at the date of grant or award and the price to be paid by the employee upon exercise in accordance with the provisions of APB No. 25. Based upon the terms of Company's current stock option plans, the stock price on the date of grant and price paid upon exercise are the same. Accordingly, no stock-based employee compensation cost has been recognized, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. No stock options were granted during the nine months ended September 30, 2003.

Historically, the Company's option awards have vested at date of grant. Accordingly, had the Company applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-based Compensation," there is no pro forma effect on net income to disclose in periods with no option awards.

Reclassification

Certain items in the financial statements for the three and nine months ended September 30, 2002 have been reclassified to be consistent with the presentation shown for the three and nine months ended September 30, 2003, involving the reclassification of customer service expenses from selling expense to advertising and marketing expense.

Note 4 - Legal Proceedings

On September 5, 2002, Byrne Sales Associates, Inc. filed an action against the Company for breach of contract in the Circuit Court of Jefferson County, Wisconsin claiming as damages the amount of $150,805. The action was dismissed in May, 2003.

      On September 5, 2003, Airgas, Inc., Airgas-Southwest, Inc., Airgas-South, Inc. and Airgas-East, Inc. filed a joint action against the Company for claimed breach of contract in the Circuit Court of Lake County, Illinois claiming as damages the aggregate amount of $162,242. The Company has filed an answer denying the material claims of the complaint, affirmative defenses and a counterclaim. In the action, these plaintiffs claim that the Company owes to them certain sums for (i) helium sold and delivered, (ii) rental with respect to helium tanks and (iii) replacement charges for tanks claimed to have been lost. The Company intends vigorously to defend this action and to pursue its counterclaim.

      On June 3, 2003, Spectra Color Corporation filed an action against the Company for breach of contract in the Circuit Court of Lake County, Illinois, claiming as damages the amount of $87,447 for goods and services sold and delivered. The Company has filed an answer to the complaint in this action denying the material claims of the complaint.

In addition, the Company and its subsidiaries are party to certain lawsuits arising in the normal course of business. The ultimate outcome of these matters is unknown but, in the opinion of management, the settlement of these matters is not expected to have a significant effect on the future financial position or results of operations of the Company.

Note 5 - Comprehensive Income

Total Comprehensive Income (loss) was (235,000) for the three months ended September 30, 2003 and was $416,000 for the three months ended September 30, 2002.

Note 6 - Inventories

                                       September 30, 2003
                                           (unaudited)       December 31,2002
                                       ------------------    ----------------
Raw material and work in process            2,259,877           $4,001,374
Finished goods                              8,206,716            6,386,719
                                           ----------           ----------
Inventory, Gross                           10,466,593           10,388,093
Less: Inventory Reserves                     (424,535)            (354,500)
                                           ----------           ----------

Inventories                                10,042,058           $10,033,593
                                           ==========           ===========


Note 7 - Geographic Segment Data

The Company has determined that it operates primarily in one business segment which designs, manufactures, and distributes film products for use in packaging and novelty balloon products. The Company operates in foreign and domestic regions. Information about the Company's operations by geographic areas is as follows.


                Net Sales to External Customers        Total Assets at
                   For the Nine Months Ended
                         September 30,

                                                 September 30    December 31
                                                 ------------    -----------
                      2003            2002           2003            2002
                      ----            ----           ----            ----
United States     $23,590,000     $28,857,000    $27,080,000     $26,311,000
Mexico              1,833,000       1,991,000      5,518,000       4,983,000
United Kingdom      1,830,000         669,000      1,514,000         980,000
Eliminations                                      (3,590,000)     (2,002,000)
                  -----------     -----------    -----------     -----------
                  $27,253,000     $31,517,000    $30,821,000     $30,272,000
                  ===========     ===========    ===========     ===========


Note 8 - Concentration of Credit Risk

The Company performs ongoing credit evaluations and provides an allowance for potential credit losses against the portion of accounts receivable which is estimated to be un-collectable. Such losses have historically been within management's expectations. For the 9 months ended September 30,

2003, the Company had two customers that accounted for approximately $ 7,922,000, 29.1% and 3,244,000, 11.9%, respectively, of consolidated net sales.

Note 9 - CTI Mexico Transactions

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

Note 10 - Warrants and Shareholder Debt

In February, 2003, two officers of the Company loaned an aggregate of $1,630,000 to the Company in exchange for (i) two year promissory notes bearing interest at 9% per annum and (ii) five year warrants to purchase up to 163,000 shares of Common Stock of the Company at $4.87 per share, the market price of the Common Stock on the date of the issuance of the Warrants. As a result of valuing the warrants and allocating a portion of the proceeds to the warrants, the Company recorded additional paid-in capital attributable to the warrants of $459,712 and a related discount on the promissory notes of the same amount. The note is recorded at March 31, 2003, net of unamortized discount of $454,335. The proceeds of these loans were to (i) refinance the bank loan in the amount of $880,000 to CTI Mexico, S.A. de C.V., the 98% owned Mexican subsidiary of the Company and (ii) to provide financing for CTI Mexico and Flexo Universal , S.A. de C.V., also a Mexico subsidiary of the Company.

During the second and third quarter of 2003, an officer of the Company loaned to the Company an aggregate amount of $ 820,000. Such amount is due on demand and bears interest at the rate of 8% per annum.

During the third quarter of 2003, an officer of the Company loaned to Flexo Universal the sum of $100,000 under a promissory note providing for interest at a rate of 8% per annum and payments at the rate of $5,000 per week.

CTI Industries Corporation and Subsidiaries
Consolidated Earnings per Share
(Unaudited)


                                                        Quarter ended September 30                     Year to Date September 30
                                                          2003              2002                         2003              2002
                                                       ----------        -----------                  -----------        -----------
Basic
Average shares outstanding:
  Weighted average number of shares of
    common stock outstanding during the
    period                                             1,918,420         1,557,010                     1,918,206          1,319,620
                                                       =========         =========                    ==========         ==========

Net income (Loss):
  Net income (loss)                                    $ 128,740         $ 386,958                    $ (427,871)        $  890,915
                                                       =========         =========                    ==========         ==========

  Amount for per share computation                     $ 128,740         $ 386,958                    $ (427,871)        $  890,915
                                                       =========         =========                    ==========         ==========

  Per share amount                                     $    0.07         $    0.25                    $    (0.22)        $     0.68
                                                       =========         =========                    ==========         ==========


Diluted
Average shares outstanding:
  Weighted average number of shares of
    common stock outstanding during the
    period                                             1,918,420         1,557,010                     1,918,206          1,319,620
  Net additional shares assuming stock
    options and warrants exercised and
    proceeds used to purchase treasury
    stock(1)                                              78,314           185,249                                          154,059
                                                       ---------         ---------                    ----------         ----------
  Weighted average number of shares and
    equivalent shares of common stock
    outstanding during the period                      1,996,734         1,742,259                     1,918,206          1,473,679
                                                       =========         =========                    ==========         ==========

Net income:
  Net income (loss)                                    $ 128,740         $ 386,958                    $ (427,871)        $  890,915
                                                       =========         =========                    ==========         ==========

  Amount for per share computation                     $ 128,740         $ 386,958                    $ (427,871)        $  890,915
                                                       =========         =========                    ==========         ==========

  Per share amount                                     $    0.06         $    0.22                    $    (0.22)        $     0.60
                                                       =========         =========                    ==========         ==========


See accompanying notes to condensed consolidated unaudited statements

(1) For the nine months ended September 30, 2003, potential additional shares, in the amount of 239,567 shares were excluded from the calculation of diluted earnings per share because it would have been anti-dilutive.