Form 10-K
period 2003-12-31
CTI INDUSTRIES CORP
filed 2004-04-14
CIK 1042187

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
                            ANNUAL REPORT PURSUANT TO
                      SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 2003

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

     Securities registered pursuant to Sections 12(b) and 12(g) of the Act:

                                                          Name of each exchange
      Title of Class                                       on which registered:
--------------------------                                ----------------------
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

                               |X| Yes     |_| No

      Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated in Part III of the Form 10-K or any amendment to the Form 10-K.

      The Registrant's revenues for the fiscal year ended December 31, 2003, were $36,259,638

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes |_| No |X|

      Based upon the closing price of $3.00 per share of Registrant's Common Stock as reported on NASDAQ SmallCap Market at March 23, 2004, the aggregate market value of the voting stock held by non-affiliates of the Registrant was then approximately $2,860,335 (Determination of stock ownership by non-affiliates was made solely for the purpose of responding to the requirements of the Form and the Registrant is not bound by this determination for any other purpose).

      The number of shares of the Registrant's Common Stock outstanding as of December 31, 2003 was 1,918,420 (excluding treasury shares).

      Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

PART I

Item No. 1 Description of Business

Business Overview

      CTI Industries Corporation is engaged in the development, manufacture, sale and distribution of two principal lines of products within a single segment:

o Novelty products, principally balloons, including metalized balloons, latex balloons, punch balls and other inflatable toy items.

o Specialty and printed films and flexible containers, for food packaging, specialized consumer uses and various commercial applications.

      The Company was organized in 1976 and initially was principally engaged in the business of manufacturing bag-in-box plastic packaging systems. The Company sold its assets related to bag-in-box packaging systems in 1985. In 1978, the Company began manufacturing metalized balloons (sometimes referred to as "foil" balloons), balloons made of a base material (usually nylon) having vacuum deposited aluminum and polyethylene coatings. These balloons remain buoyant when filled with helium for much longer periods than latex balloons and permit the printing of graphic designs on the surface.

      In 1985, the Company began marketing latex balloons and, in 1988, began manufacturing latex balloons. In 1994, the Company sold its latex balloon manufacturing equipment to a company in Mexico and entered into an arrangement for that company to manufacture latex balloons for the Company. The Company since has acquired majority ownership of the Mexican latex manufacturing company.

      The Company's metalized and latex balloons and toy products are sold throughout the United States and in 30 foreign countries through a wide variety of retail outlets including general merchandise and drugstore chains, grocery chains, card and gift shops, and party goods stores, as well as through florists and balloon decorators.

      Most metalized balloons contain printed characters, designs and social expression messages. The Company maintains licenses on numerous characters and designs, including, for example, Garfield(R), Precious Moments(R) and Hallmark. During 2002, the Company entered into agreements with Hallmark Cards to produce metalized balloons. The Party Express Division of Hallmark distributes these balloons to its customers and the Company also distributes these balloons to its distributors and customers.

      On an increasing basis over the past five years, the Company also has engaged in the production, lamination, coating and printing of films and provides custom film products for a variety of commercial applications. These include (i) laminated and printed films for use in packaging applications and
(ii) completed products for customer storage applications and for packaging applications. Revenues from this activity have grown rapidly and, during 2003, represented approximately 48% of total Company revenue.

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

      In July, 1997, the Company effected a recapitalization (the "Recapitalization") without a formal reorganization. As part of the Recapitalization, the Board of Directors approved the creation of Class B Common Stock, approved a 1 for 2.6 reverse stock split on both the Common Stock and Preferred Stock, and negotiated a conversion of all then outstanding shares of the Company's Convertible Preferred Stock into an aggregate of 366,300 shares of Class B Common Stock. The conversion was effective upon the closing of an initial public offering of 575,000 shares of the Company's Common Stock on November 5, 1997. The shares of Class B Common Stock contained rights identical to shares of Common Stock, except that shares of Class B Common Stock, voting separately as a class, had the right to elect four of the Company's seven directors. Shares of Common Stock and Class B Common Stock, voting together as a class, voted on all other matters, including the election of the remaining directors. The recapitalization, initial public offering and related transactions were approved by written consent of the shareholders. On July 1, 2002, all outstanding shares of Class B Common Stock, by their terms, were converted to common stock.

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

      Mexico Operations. Through March, 2003, the Company's latex balloons were manufactured by CTI Mexico S.A. de C.V. ("CTI Mexico"), formerly known as Pulidos y Terminados Finos S.A. de C.V., a Guadalajara, Mexico company engaged principally in the manufacture of latex balloons, and commencing in March, 2003 by Flexo Universal, S.A. de C.V. ("Flexo Universal"). Both CTI Mexico and Flexo Universal are majority owned subsidiaries of the Company.

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

      In a series of transactions during the period 1998 through 2002, the Company acquired capital stock of CTI Mexico and, by August 2002, had acquired 98% ownership of CTI Mexico.

      Through March, 2003, CTI Mexico conducted operations at four facilities in Guadalajara, Mexico having, in total, approximately 95,000 square feet of manufacturing, office and warehouse space. At these facilities, CTI Mexico produced, printed and packaged latex balloons, warehoused latex and foil balloons and conducted sales, marketing and administrative activities.

      On February 22, 2003, CTI Mexico effected a spin off under Mexico law under which a portion of the assets, liabilities and capital of CTI Mexico were transferred to a newly-organized entity which operates under the name Flexo Universal S.A. de C.V. Flexo Universal is also 98% owned by the Company.

      In January, 2003, Flexo Universal entered into a lease for approximately 43,000 square feet of manufacturing, office and warehouse space in Guadalajara, Mexico and all of the assets transferred to Flexo Universal in the spin-off were moved to that facility. On March 1, 2003, Flexo Universal commenced operations at this facility and now conducts balloon production, printing, packaging, warehousing and sales activities there.

      In or about April, 2003, CTI Mexico ceased production of balloons at its leased facilities. The leases of one facility, consisting of three buildings, and another facility, consisting of one building, have been terminated and CTI Mexico has vacated these locations.

Products

      Metalized Balloons. The metalized balloon is composed of a base material (usually nylon) which is coated on one side with a vacuum deposited aluminum coating and on the other with polyethylene. Typically, the balloon film is printed with graphic designs and messages.

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

o Card-B-Loons(R)(4 1/2") - air-filled balloons, often sold on a stick, used in floral arrangements or with a container of candy.

o     Shape-A-Loons(R) - shaped balloons made to be filled with helium.

o Minishapes - small shaped balloons designed to be air filled and sold on sticks as toys or inflated characters.

o Walk-abouts(R) - helium filled shaped balloons with attached arms and legs.

      In addition to size and shape, a principal element of the Company's metalized balloon products is the printed design or message contained on the balloon. These designs include figures and licensed characters many of which are well-known. The Company maintains many of its own licenses for several characters, and, under an arrangement with Hallmark Cards Incorporated ("Hallmark"), manufactures and distributes balloons bearing a number of additional licensed characters. Some of these characters include Garfield(R), Precious Moments(R), Party Express(R), Kinka(R), Head First(R), Scooby Doo(R), Barbie(R), Batman(R), Spirit(R), Nascar(R), Hotwheels(R), Major League Baseball(R), Justice League(R), Star Wars(R), Butt Ugly Martians(R), Madeline(R), Mucha Lucha(R), Boohbah(R), Shrek(R) and several others. See "Patents, Trademarks and Copyrights" below.

      Latex Balloons. The Company sells a high end line of latex balloons under the product line name Hi-Tex(R) and a standard line of latex balloons marketed under the name Partyloons(R). The Company also manufactures toy balloon products including punch balls and water bombs and "Animal Twisties."

      Packaging Films. The Company produces and sells films which are utilized for the packaging of various products, principally food products. The Company laminates, extrusion coats and prints films and sells them to customers who utilize the films for packaging applications. The Company sells these products to companies who, generally, convert the film to bags or pouches for the packaging of food products.

      Custom Film Products. The Company fabricates custom film products for various commercial and industrial purposes. These now include "dunnage" bags (inflatable pouches used to cushion products in packages) and flexible containers for the storage of clothing and personal items.

Markets

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

      Metalized balloons are sold in the United States and foreign countries directly by producers to retail outlets and through distributors and wholesalers. Often the sale of metalized balloons by the wholesalers/distributors is accompanied by related products including latex balloons, floral supplies, candy containers, mugs, plush toys, baskets and a variety of party goods. Although the latex balloon market overlaps the metalized balloon market, the latex balloon market has been in existence for a longer period than metalized balloons and extends to more customers and market categories than metalized balloons.

      Latex Balloons

      There are several latex balloon product lines: (i) high quality decorator balloons, (ii) standard novelty balloons; (iii) printed balloons and (iv) toy categories. The high quality decorator balloons are generally sold to and through balloon decorators and floral outlets and are generally of higher quality and price than the standard line of balloons. The standard line of balloons is sold widely in retail stores including many of the same outlets as metalized balloons.

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

      Printed and Specialty Films

      The industry and market for printed and specialty films is fragmented and includes many participants. There are hundreds of manufacturers of printed and specialty film products in the United States and in other markets. In many cases, companies who provide food and other products in film packages also produce or process the films used for their packages. The market for the Company's film products, and for its completed containers, consists principally of companies who utilize the films for the packaging of their products, including food products and other items. In addition to the packaging of food products, the flexible containers are used for medical purposes (such as colostomy bags, containers for saline solution and other items), "dunnage" (to cushion products being packaged), storage of personal and household items and other purposes.

      The total volume of products manufactured and sold in this industry is estimated to be well in excess of $3 billion.

Marketing, Sales and Distribution

      The Company markets and sells its metalized balloon, latex balloon and related novelty products throughout the United States and in a number of other countries. The Company maintains a marketing, sales staff and support staff of 9 individuals and a customer service department of 6 individuals. European sales are conducted by CTI Balloons, the Company's subsidiary located in Rugby, England. CTI Mexico and Flexo Universal conduct sales and marketing activities for the sale of balloon products in Mexico, Latin America, and certain other markets. Sales in other foreign countries are made generally to distributors in those countries and are managed at the Company's principal offices.

      The Company sells and distributes its products principally through a network of approximately 600 distributors and wholesalers situated throughout the United States and in several foreign countries. These distributors and wholesalers are engaged principally in the sale of balloons and related products (including such items as plush toys, mugs, containers, floral supplies and other items). These distributors and wholesalers, in turn, sell balloons and related products to retail outlets including grocery, general merchandise and drug store chains, card and gift shops, party goods stores as well as florists and balloon decorators. Most sales are on an individual order basis.

      The Company also sells balloons and related products to certain retail outlets including some chain stores. The Company's largest chain store customer is Eckerd Drug Stores.

      In March, 2002, the Company entered into an arrangement with Hallmark, under which the Company agreed to produce metalized balloons for the Party Express Division of Hallmark incorporating designs provided by Party Express as well as licensed character designs under licenses held by Hallmark. Under the arrangement, the Company is also entitled to market and sell balloons incorporating these designs to its other customers. During 2003, sales to Hallmark were $4,007,000 or 11% of the Company's total sales revenue.

      The Company engages in a variety of advertising and promotional activities to promote the sale of its balloon products. Each year, the Company produces a complete catalog of its balloon products, and also prepares various flyers and brochures for special or seasonal products, which are disseminated to thousands of customers, potential customers and others. The Company participates in several trade shows for the gift, novelty, balloon and other industries and advertises in several trade and other publications.

      The Company markets and sells its printed and laminated films and converted film products directly and through independent sales representatives. The Company sells laminated and printed films to companies that utilize these films to produce packaging for a variety of products, including food products, in both liquid and solid form, such as cola syrup, coffee, juices and other items. The Company markets its custom film products, including its "dunnage" bags (inflatable packaging pouches) and consumer storage bags directly to customers who use the products in their packaging systems or re-sell the products for commercial or consumer applications. During the 2003 fiscal year, the Company sold such products to four principal, and a number of smaller customers. The Company's largest customer in 2003 was ITW Spacebag whose purchases from the Company of consumer storage products totaled $10,298,000 for the year, about 28% of total Company sales. The Company has an agreement with ITW Spacebag under which ITW Spacebag is obligated through July 15, 2005 to purchase all of its requirements for film for use in consumer storage bags. ITW Spacebag has no contractual commitment to the Company for the purchase of finished storage bags. Rapak L.L.C., purchased approximately $5,360,000 in laminated films from the Company in 2003; these sales represented 14.7% of total Company revenues. The Company has an agreement with Rapak under which Rapak is obligated for a term expiring on October 31, 2005, to purchase 65% of its requirements for a certain type of film for packaging applications.

Manufacturing

      Production and Operations.

      The Barrington, Illinois headquarters incorporates the Company's principal production facilities. The facilities include converting machines which fabricate metalized balloons and packaging bags. These machines have the capacity to manufacture in excess of 60 million 18" balloons annually.

      The Company owns and operates equipment for the development of films and plates utilized in the printing of films for metalized balloons and packaging films. The Company owns and operates one state of the art high-speed eight color press and two six color presses at its facility in Barrington, Illinois. The Company utilizes a water-based ink process for printing.

      The Company owns and operates one extrusion coating and lamination machine and one solventless laminator to produce films for use in metalized balloons, packaging films and specialty film products. The extrusion coating and laminating machine was acquired in 1999 and the laminator was acquired in 2002.

      The Company maintains a graphic arts and development department which designs its balloon products and graphics. The Creative Department operates a networked, computerized graphic arts system for the production of these designs and of printed materials including catalogues, advertisements and other promotional materials.

      The Barrington facility also includes a computerized customer service department which receives and fulfills over 86,000 orders annually.

      The Company maintains a finished goods inventory of all balloon products at the Barrington facility and provides fulfillment for orders throughout the United States and in a number of foreign countries.

      Flexo Universal. Flexo Universal operates a facility in Guadalajara, Mexico which incorporates 43,000 square feet of production, printing, warehouse and office space. At the facility, (i) Flexo Universal produces latex balloons on three machines, (ii) prints latex balloons on two high-speed printing machines and several manually operated machines, (iv) produces formers for latex balloon production, (v) conducts mixing and pigment procedures and (vi) conducts sorting, quality control and balloon packaging activities. At this facility, Flexo Universal also warehouses raw materials and latex and metalized balloon products. Administrative and sales functions are also performed at the facility. A fourth balloon production machine is being assembled and a fifth machine has been purchased.

      CTI Balloons Ltd. Through its wholly-owned subsidiary, CTI Balloons Ltd, the Company conducts a warehouse, fulfillment and sales operation in Rugby, United Kingdom for metalized and latex balloons. Sales and fulfillment for all of the United Kingdom, Europe and the Middle East are conducted from this facility.

Raw Materials

      The principal raw materials used in manufacturing our products are (i) petroleum-based films, (ii) petroleum-based resin, (iii) latex and (iii) printing inks. At least to some degree, we have historically been able to change our product prices in response to changes in raw materials costs. While we currently purchase our raw materials from a relatively limited number of sources, films, resin and inks are available from numerous sources. Therefore, we believe our current suppliers could be replaced without adversely affecting our manufacturing operations in any material respect.

Competition

      The balloon and novelty industry is highly competitive, with numerous competitors. There are presently six principal manufacturers of metalized balloons whose products are sold in the United States including Anagram International, Inc., Pioneer Balloon, Convertidora International, Barton Enterprises and Betallic. Several companies market and sell metalized balloons designed by them and manufactured by others for them. In 1998, Anagram International, Inc. was acquired by Amscan Holdings and in 2000 M&D Balloons was acquired by American Greetings. During 2002, Amscan acquired M&D Balloons from American Greetings.

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

      Copyright Licenses. The most significant of these rights are licenses on a number of popular characters. The Company presently maintains 8 licenses and produces balloon designs utilizing the characters covered by the licenses. Licenses are generally maintained for a one or two year term, although the Company has maintained long term relationships with several of its licensors and has been able to obtain renewal of its license agreements with them. Under its agreements with Hallmark, the Company is authorized to produce for Hallmark, and to sell as a distributor for Hallmark, a number of licensed characters.

      Trademarks. The Company is the owner of 12 registered trademarks in the United States relating to its products. Many of these trademarks are registered in foreign countries, principally in the European Community.

      Patent Rights. The Company is the owner of, or licensee under, several patents which related to both its metalized balloon products and its flexible container products. These include (i) ownership of two patents, and a license under a third, relating to self-sealing valves for metalized balloons and methods of making balloons with such valves, (ii) various metalized balloon design patents and (iii) patents and applications related to the design and structure of, and method of inserting and affixing, zipper-closure systems in a bag.

Research and Development

      The Company maintains a product development and research department of 8 individuals for the development or identification of new balloons and related products, product components and sources of supply. Research and development includes (i) creative product development, (ii) creative marketing, and (iii) engineering development. During the fiscal years ended December 31, 2002, and December 31, 2003, the Company estimates that the total amount spent on research and development activities was approximately $333,000 and $335,000, respectively.

Employees

      As of December 31, 2003, the Company had 165 full-time employees in the United States, of whom 14 are executive or supervisory, 8 are in sales, 112 are in manufacturing and 31 are clerical. As of that same date, the Company had 10 full-time employees in England, of whom 2 are executive or supervisory, 1 is in sales, 4 are in warehousing and 3 are clerical. In Mexico, as of December 31, 2003, the Company had 178 full-time employees, of whom 17 are executive or supervisory, 3 are in sales, 143 are in manufacturing and 15 are clerical. The Company is not a party to any collective bargaining agreement in the United States, has not experienced any work stoppages and believes that its relationship with its employees is satisfactory.

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

International Operations.

      The Company sells metalized balloons in a number of foreign countries through distributors situated in those countries. We conduct production, packaging, warehousing and sales operations in Mexico and warehousing and sales operations in the United Kingdom. Our operations in Mexico conduct the sale of metalized and latex balloons in Mexico and other markets in Latin America. Our operations in the United Kingdom conduct warehousing and sale of metalized and latex balloons in the United Kingdom and some countries in Europe. We rely and are dependent on our operations in Mexico for the supply of latex balloons in the United States, Mexico, Europe and other markets. Interruption of that supply would have a material adverse effect on the business of the Company.

      Reference is made to Note 18 of the Consolidated Financial Statements contained in Part IV hereof for financial information on revenues and assets in our domestic and international operations.

Item No. 2 Properties

      The Company owns its principal plant and offices located in Barrington, Illinois, approximately 45 miles northwest of Chicago, Illinois. The facility includes approximately 75,000 square feet of office, manufacturing and warehouse space. This facility is subject to a mortgage loan in the principal amount of $2,912,000, having a term of 5 years, with payments amortized over 30 years and bearing interest at the rate of 6.25% per year.

      In August, 1998, the Company purchased a building that is adjacent to its principal plant and offices. This facility includes approximately 29,000 square feet of combined office and warehouse space. In November, 1999, the Company sold this building to a related party, and entered into a 10 year lease for the building at a monthly rental cost of $17,404. In May, 2003, the monthly rental cost of this building decreased to $15,500 per month.

      The Company also leases approximately 15,000 square feet of office and warehouse space in Rugby, England at an annual lease cost of $51,700, expiring 2013. This facility is utilized for product packaging operations and to manage and service the Company's operations in England and Europe.

      During 2003, CTI Mexico maintained under lease in Guadalajara, Mexico four buildings having approximately 95,000 square feet, in total, of production, warehouse and office space. One plant, consisting of three buildings, was occupied at a monthly lease rate of $5,500, and the other plant, consisting of one building was occupied under a three-year lease at a monthly lease rate of $4,500. The leases on these buildings have been terminated and CTI Mexico has vacated these locations. In January, 2003, Flexo Universal entered into a 5 year lease agreement for the lease of approximately 43,000 square feet of manufacturing, warehouse and office space in Guadalajara, Mexico at the cost of $17,000 per month.

      We believe that our properties have been adequately maintained, are in generally good condition and are suitable for our business as presently conducted. We believe our existing facilities provide sufficient production capacity for our present needs and for our presently anticipated needs in the foreseeable future. We also believe that, with respect to leased properties, upon the upon the expiration of our current leases, we will be able either to secure renewal terms or to enter into leases for alternative locations at market terms.

Item No. 3 Legal Proceedings

      On September 5, 2003, Airgas, Inc., Airgas-Southwest, Inc., Airgas-South, Inc. and Airgas-East, Inc. filed a joint action against CTI Industries Corporation for claimed breach of contract in the Circuit Court of Lake County, Illinois claiming as damages the aggregate amount of $162,242. The Company has filed an answer denying the material claims of the complaint, affirmative defenses and a counterclaim. In the action, the plaintiffs claim that CTI Industries Corporation owes them certain sums for (i) helium sold and delivered,
(ii) rental charges with respect to helium tanks and (iii) replacement charges for tanks claimed to have been lost. The Company intends to vigorously defend this action and to pursue its counterclaim.

      In addition, the Company is also party to certain lawsuits arising in the normal course of business. The ultimate outcome of these matters is unknown, but in the opinion of management, we do not believe any of these proceedings will have, individually or in the aggregate, a material adverse effect upon our financial condition or future results of operation.

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

      The high and low sales prices for the last eight fiscal quarters (retroactively adjusted to reflect post-reverse split share and stock dividend values), according to the NASDAQ Stock Market's Stock Price History Report, were:

                                                             High     Low
                                                             ----     ----
      January 1, 2002 to March 31, 2002 ................     1.55     1.30
      April 1, 2002 to June 30, 2002 ...................     6.26     1.52
      July 1, 2002 to September 30, 2002 ...............     4.47     2.05
      October 1, 2002 to December 31, 2002 .............     6.90     2.23
      January 1, 2003 to March 31, 2003 ................     6.22     4.75
      April 1, 2003 to June 30, 2003 ...................     5.04     1.76
      July 1, 2003 to September 30, 2003 ...............     2.45     1.70
      October 1, 2003 to December 31, 2003 .............     2.49     1.79

      As of March 23, 2004, there were approximately 45 holders of record of the Company's Common Stock. It is estimated that there are in excess of 300 beneficial owners of the Company's Common Stock.

      The Company has never paid any cash dividends on its Common Stock and does not currently intend to pay cash dividends on its Common Stock in the foreseeable future. The Company currently intends to retain all its earnings to finance the development and expansion of its business. Under the terms of its current loan agreement, the Company is restricted from declaring any cash dividends or other distributions on its shares.

      Recent Sales of Unregistered Securities

      In June, 1999, the Company issued a note to John C. Davis, a former director and officer for $150,000 with a maturity of February 28, 2001, replacing an existing note in that amount. Mr. Davis' June, 1997, warrant to purchase up to 19,078 shares of the Company's common Stock at an exercise price of $7.86 per share was cancelled in September, 1999, and a new warrant to purchase up to 19,078 shares of the Company's Common Stock at an exercise price of $1.418 per share, with an expiration date of June 30, 2003, was issued in its place. Mr. Davis' June, 1999, Note was paid in full by the Company in February, 2001. Mr. Davis' September, 1999 warrant expired unexercised on June 30, 2003.

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

      In July, 2001, the Company issued warrants to purchase up to 79,364 shares of the Company's Common Stock to John H Schwan and 39,683 shares of the Company's Common Stock to Stephen M. Merrick. The warrants were issued in consideration of Mr. Schwan and Mr. Merrick each personally guaranteeing and securing loans to the Company in the amount of approximately $1,600,000. The warrants are exercisable for a period of five years at a price of $1.50 per share.

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

Item No. 6 Selected Financial Data

      The following selected financial data are derived from the consolidated financial statements of the Company. The data should be read in conjunction with the consolidated financial statements, related notes, and other financial information included herein.

                                                                                                                Year
(In thousands, except per share data)                                                                           Ended
                                                                  Year ended December 31,                    October 31,
                                                    --------------------------------------------------------------------
                                                      2003          2002          2001          2000           1999(1)
Statement of Income Data:
Net Sales                                           $ 36,260      $ 41,236      $ 27,446      $ 22,978        $ 18,717
Costs of Sales                                      $ 29,627      $ 32,344      $ 19,835      $ 16,375        $ 13,781

                                                    ------------------------------------------------------------------
Gross Profit                                        $  6,633      $  8,892      $  7,611      $  6,603        $  4,936

SG &A                                               $  7,312      $  7,447      $  6,595      $  6,390        $  6,302

                                                    ------------------------------------------------------------------
Income from Operations                              $   (679)     $  1,445      $  1,016      $    213        $ (1,366)

Interest expense                                    $  1,103      $    832      $  1,030      $  1,281        $    942
Other (income) expense                              $   (433)     $    278                    $     29        $   (146)

                                                    ------------------------------------------------------------------
Income (loss) before taxes and minority interest    $ (1,349)     $    335      $    (14)     $ (1,039)       $ (2,162)
Income tax expense (benefit)                        $   (782)     $     39      $    276      $    107        $    380
Minority interest                                   $      0      $      6      $     58      $    (87)       $     --

                                                    ------------------------------------------------------------------
Net Income (loss)                                   $   (566)     $    302      $   (232)     $ (1,059)       $ (1,782)

Earnings (loss) per common share(1)
    Basic                                           $  (0.30)     $   0.18      $  (0.15)     $  (0.88)       $  (1.40)
    Diluted                                         $  (0.30)     $   0.16      $  (0.15)     $  (0.88)       $  (1.40)

Earnings(loss) from operations per
    Common Share (1)
    Basic                                           $  (0.35)     $   0.86      $   0.67      $   0.18        $  (1.08)
    Diluted                                         $  (0.35)     $   0.77      $   0.67      $   0.18        $  (1.08)
Other Financial Data:
Gross margin percentage                                18.29%        21.56%        27.73%        28.74%          26.37%
Capital Expenses                                    $  1,141      $  2,478      $  1,002      $    637        $  2,053
Depreciation & Amortization                         $  1,619      $  1,588      $  1,666      $  1,933        $  1,382
Balance Sheet Data:
Working capital                                     $   (706)     $ (2,907)     $   (278)     $ (3,862)       $ (1,217)
Total assets                                        $ 30,270      $ 30,272      $ 24,664      $ 22,219        $ 24,108

Short-term obligations(3)                           $  6,382      $  7,385      $  7,074      $  7,787        $  5,176
Long-term obligations                               $  9,220      $  5,726      $  5,737      $  2,701        $  5,374

                                                    ------------------------------------------------------------------
Total obligations                                   $ 14,807      $ 13,111      $ 12,811      $ 10,488        $ 10,550

Stockholders' Equity                                $  5,212      $  5,474      $  4,325      $  5,338        $  5,029

----------
(1)   Two months ended December 31, 1999 have been omitted.

(3) Short-term obligations consist primarily of borrowings under bank lines of credit and the current portion of long-term debt

Item No. 7 Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company produces film products for novelty, packaging and container applications. These products include metalized balloons, latex balloons and related latex toy products, films for packaging applications, and flexible containers for packaging and storage applications. We produce all of our film products for packaging and container applications, and all of our metalized balloons at our facility in Barrington, Illinois. We produce all of our latex balloons and latex products at our facility in Guadalajara, Mexico. Substantially all of our film products for packaging applications and flexible containers for packaging and storage are sold to customers in the United States. We market and sell our novelty items - principally metalized balloons and latex balloons - in the United States, Mexico, the United Kingdom and a number of additional countries.

      In 2003, our revenues as a percentage of total consolidated sales from each of our principal product categories was as follows:

            Commercial Films
                And Containers                 48%
            Metalized Balloons                 34%
            Latex Balloons                     11%

      Over the past several years, revenues from commercial films and containers have increased significantly as a percentage of sales. As a percentage of total sales, revenues in this category have increased from a level of 17% of revenues in 1998 to approximately 48% of total company revenues during the past two years. The increase in sales in this product category have accounted for most of the increase in consolidated sales over the past five years.

      Purchases by a limited number of customers represent a significant portion of total Company revenues. In 2003, sales to our top 10 customers represented 68% of total revenues. Of those principal customers, one is a customer for storage containers and represented 28% of total 2003 revenues, one is a customer for packaging film and represented 14.7% of total 2003 revenues and one is a customer for metalized balloons and represented 11% of total 2003 revenues. For the most part, with our principal customers, we do not have long-term purchase agreements or commitments and the risk exists that sales to one or more of these customers will decline or terminate. With one customer for packaging film, however, we do have a contract extending through October, 2005, under which the customer is obligated to purchase at least 65% of that customer's requirements for the packaging film and with our customer for storage containers, we do have an agreement extending through July, 2005 under which that customer has agreed, subject to certain conditions, to purchase its requirements for the film used in the storage bags. Loss of one or more of these principal customers, or a significant reduction in purchases by one or more of them, could have a material adverse effect on the business of the Company.

      We have experienced declines in our gross margins over the past several years. In general, gross margins have declined from almost 28% in 2001 to 18.3% in 2003. Most of this decline in gross margins relates to metalized balloons. Margins in that product category have declined from 27% in 2001 to 10.4% in 2003. The decline in margin is attributable both to price competition and to increases in the costs principally of factory overhead and direct labor, and, to a limited degree in 2003, of raw materials. We have experienced significant increases in factory overhead costs over the past three years, including insurance costs, health insurance costs, supervisory wages, quality control wages and depreciation.

      Our business plan includes:

            o Continued focus on our existing product categories, including efforts to generate additional revenues in these categories.

            o Efforts to control and reduce manufacturing costs, particularly factory overhead and direct labor costs.

            o Efforts to develop new products, product improvements and technologies in our existing product categories.

            o Development of new sales and marketing channels and relationships.

      We have engaged in ongoing efforts during 2003 to achieve reduction in factory overhead. In the fourth quarter of 2003, our factory overhead in the U.S. was 17% less than in the first quarter. We intend to continue these efforts and believe that we will achieve additional reductions in factory overhead and direct labor costs during 2004.

Results of Operations

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

      Net Sales. For the fiscal year ended December 31, 2003, consolidated revenues from the sale of all products were $36,260,000, compared to consolidated revenues of $41,236,000 for the year ended December 31, 2002, a decrease of 12%. This decrease in revenues is the result principally of (i) an 11% decrease in sales of printed and laminated films from $19,621,000 in 2002 to $17,439,000 in 2003, (ii) a 24% decrease in sales of metalized balloons from $16,392,000 in 2002 to $12,405,000 in 2003 and (iii) a 17% decrease in the sales of latex balloons from $4,948,000 in 2002 to $4,125,000 in 2003. These revenue decreases are attributable principally to decreases in sales to three principal customers. Sales in 2002 to these three customers were as follows: (i) $12,086,000 to a customer for consumer storage bags, (ii) $7,000,000 to a customer for packaging films and (iii) $5,111,000, to a customer for metalized balloons. During 2003, sales to each of those customers, respectively, were: (i) $10,298,000, (ii) $5,360,000 and (iii) $4,006,000.

      For the fiscal year 2003, on a consolidated basis, metalized balloons represented 34% of sales, laminated and printed films 48% of sales and latex balloons 11% of sales. During fiscal 2002, metalized balloons represented 40% of sales, laminated and printed films 48% of sales and latex balloons 12% of sales.

      Cost of Sales. For fiscal 2003, cost of sales increased to 81.7% of net sales compared to 78.4% of net sales for fiscal 2002. In fiscal 2003, profit margins on metalized balloons, latex balloons and laminated and printed film were 10.4%, 9.1% and 34.9%, respectively, compared to margins on the same product lines for 2002 of 24.3%, 17.5% and 27.5%. The reduction in margins with respect to metalized balloons in 2003 is attributable principally to pricing affected by price competition and to increases in production overhead.

      General and Administrative. For fiscal 2003, administrative expenses were $4,055,000, or 11.2% of net sales, as compared to $4,225,000 or 10.2% of net sales for fiscal 2002. The decrease in administrative expenses is attributable to decreases in personnel and compensation expense, audit expenses, legal expenses and consulting fees.

      Selling. For fiscal 2003, selling expenses were $1,442,000 or 4% of net sales compared to $1,551,000, or 3.8% of net sales for fiscal 2002. There was no significant change in selling expenses from 2002 to 2003.

      Marketing and Advertising. For fiscal 2003, advertising and marketing expenses were $1,816,000 or 5% of net sales, compared to $1,671,000 or 4.1% of sales for fiscal 2002. The increase is attributable principally to increases in artwork and films and trade show expense.

      Other Expense. For fiscal 2003, interest expense and loan fees totaled $1,103,000. For fiscal 2002, interest expense was $832,000. The increase in interest expense is attributable principally to increased levels of borrowing and an increased average rate of interest on outstanding indebtedness. The Company had currency exchange losses during 2003 of $36,000 compared to currency exchange losses during fiscal 2002 of $281,000. The Company had other income during 2003 of $428,000 arising principally from the forgiveness of certain indebtedness; the Company had no such income during 2002.

      Net Income or Loss. For the fiscal year ended December 31, 2003, the Company had a loss before taxes and minority interest of $1,349,000 compared to income before taxes and minority interest for fiscal 2002 of $335,000. The net loss for fiscal 2003 was $566,000 compared to net income for fiscal 2002 of $303,000.

      Income Taxes. For the fiscal year ended December 31, 2003, the Company had an income tax benefit of $782,000 compared to an income tax expense of $39,000 for fiscal 2002. The amount of the income tax expense or benefit recognized by the Company for both 2003 and 2002 reflects adjustments in deferred tax assets and other items arising from the operating results of the Company for each year.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

      For the fiscal year ended December 31, 2002, consolidated revenues from the sale of all products were $41,236,000, compared to consolidated revenues of $27,446,000 for the year ended December 31, 2001, an increase of 50%. This increase in revenues was the result principally of (i) a 72% increase in sales of printed and laminated films from 11,438,000 in 2001 to 19,621,000 in 2002 and
(ii) a 61% increase in sales of metalized balloons from $10,155,000 in

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

      General and Administrative. For fiscal 2002, administrative expenses were $4,225,000, or 10.2% of net sales, as compared to $3,702,000 or 13.5% of net sales for fiscal 2001. The increase in administrative expenses is attributable to increases in personnel and compensation, insurance premiums, litigation settlement costs, audit expenses, consulting fees and travel expenses. Additionally, in June, 2002, the Company entered into a settlement agreement of pending litigation, incurring an expense of $105,000.

      Selling. For fiscal 2002, selling expenses were $1,551,000 or 3.8% of net sales compared to $1,760,000, or 6.4% of net sales for fiscal 2001. The decline in selling expense resulted from reductions in several expense items including royalty payments and commissions.

      Marketing and Adverstising. For fiscal 2002, advertising and marketing expenses were $1,671,000 or 4.1% of net sales, compared to $1,133,000 or 4.1% of sales for fiscal 2001. The increase is attributable principally to the expense of additional personnel and compensation expenses.

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

Financial Condition

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

      Cash Flow From Operations. Cash flow provided by operations for the fiscal year ended December 31, 2003 was $2,343,000. Cash flow from operations resulted principally from increases in accounts payable of $264,000 and in depreciation and amortization of $1,618,000, and a reduction in, or disposition of, receivables, and inventory and other assets totaling $1,179,000 offset by an increase in the deferred income tax benefit of $782,000. Cash flow generated by operations for the fiscal year ended December 31, 2002, was $2,343,000.

      Cash Used in Investing Activities. During fiscal 2003, the Company invested $1,141,000 in machinery and equipment. During fiscal 2002, the Company invested $2,478,000 in machinery and equipment.

      Cash From Financing Activities. Cash used in financing activities during fiscal 2003 was $804,000. The net cash use of funds in financing activities during 2003 reflects (i) sources of cash including proceeds from a new term loan, an amended mortgage loan, subordinated loan advances and officer loans and
(ii) uses of cash including payments on the term loans and mortgage loan and on vendor notes. During fiscal 2002, cash flow used in financing activities was $513,000.

      On December 31, 2003, the Company entered into a Loan and Security Agreement with a bank under which the lender has provided the Company with a credit facility in the amount of $11,000,000, collateralized by equipment, inventory, receivables and other assets of the Company. The credit facility includes a term loan of $3,500,000, at an interest rate of prime plus 1.5% per annum, which is based upon the appraised value of the equipment of the Company, and a revolving line of credit, up to a maximum amount of $7,500,000 at an interest rate of prime plus 1.5% per annum. Advances under the revolving line of credit include advances of up to 85% of eligible receivables and up to 50% of the value of the Company's inventory. The term loan and revolving line of credit are secured by substantially all assets of the Company. In connection with the Loan Agreement, two principals of the Company have executed agreements pursuant to which they have agreed, in the event appraisals of the Company's machinery and equipment to be performed during 2004 indicates values less than those specified in the Loan Agreement, to provide guarantees of a portion of the term loan or subordinated loan funds to the Company. The term of this credit facility is for a period of 2 years expiring on December 31, 2005, and is automatically extended after that date from year to year unless (i) the bank accelerates the payment of the obligations under the Loan Agreement or (ii) either party elects to terminate by giving notice of termination 90 days before the expiration of the original or any renewal term.

      Certain terms of the Loan Agreement include: (i) the requirement that the Company maintain a specified level of tangible net worth and a ratio of EBITDA to fixed charges, (ii) mandatory prepayment of the term loan (A) from the proceeds of the sale or disposition of equipment and (B) 50% of excess cash flow of the Company during 2004 and (iii) a prohibition of various acts including (A) incurring new debt, (B) engaging in acquisitions, (C) paying dividends, (D) purchasing stock, without the consent of the Bank.

      With respect to the financial covenants, the bank has issued a waver of violations of the covenants as of December 31, 2003. For periods after December 31, 2003 the bank has agreed to modify the covenants, both the tangible net worth and ratio of EDITDA of fixed charges, to reduce levels.

      Approximately $6,763,000 in proceeds from this new loan were used to pay to a prior senior lender the entire balance due to that lender consisting of $2,540,000 in term loans and $4,233,000 in revolving loans

      In January, 2001, the Company entered in to a Loan and Security Agreement with an institutional lender under which the lender provided the Company with a credit facility in the amount of $9,500,000, collateralized by equipment, inventory, receivables and other assets of the Company. The credit facility included a term loan of $1,426,000, at an interest rate of prime plus 0.75% per annum, which was based upon the appraised value of the equipment of the Company and a revolving line of credit at an interest rate of prime plus 0.5% per annum, the amount of which was based on advances of up to 85% of eligible receivables and up to 40% of the value of the Company's inventory. In 2002, the lender advanced additional funds on the original term loan in the amount of $490,880 and advanced a second term loan in the amount of $1,740,000 and increased the credit facility to $11,500,000. The term loans and revolving line of credit were secured by substantially all assets of the Company. The term of this credit facility was for a period of three years expiring on January 15, 2004. On December 31, 2003, the entire balance due to the lender was paid and the credit facility with that lender terminated.

      In January, 2001, another bank loaned to the Company the sum of $2,873,000 in a refinance of the Company's principal office building and property situated in Barrington, Illinois. This loan is secured by this building and property, and has been made in the form of two notes: one note is in the principal amount of $2,700,000, bears interest of 9.75% per annum, and has a term of five years with a 25 year amortization, and the second note is in the principal amount of

$173,000, bears interest at 10% per annum, and has a term of three years. In May, 2003, this loan was amended to increase the principal amount of the first note to $2,912,000 and to reduce the interest rate to 6.25% per annum. The second note was paid in full as of January 5, 2004.

      Current assets. As of December 31, 2003, the total current assets of the Company were $15,635,000 compared to total current assets of $16,138,000 as of December 31, 2002. The change in current assets reflects, principally, a decrease in inventory of $770,000 and decrease in receivables of $564,000.

      Inventory. The net inventory of the Company decreased from $10,034,000 as of December 31, 2002 to 9,263,000 as of December 31, 2003. The decrease reflected principally a reduction in latex balloon inventory.

      Property, Plant and Equipment. During fiscal 2003, the Company invested $1,141,000 in capital items. Most of this investment was in production equipment. During 2002, the Company invested $4,182,000 in capital items.

      Current liabilities. Total current liabilities decreased from $19,045,000 as of December 31, 2002 to $16,624,000 as of December 31, 2003. This decrease is attributable principally to a decrease in accounts payable from $9,581,000 as of December 31, 2002 to $6,799,000 as of December 31, 2003, which occurred principally by reason of the conversion of $3,534,000 of vendor obligations to term debt. Also, the amount outstanding on the line of credit was reduced from $5,643,000 on December 31, 2002 to $3,694,000 on December 31, 2003.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

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

      In January, 2001, the Company entered into a Loan and Security Agreement with an institutional lender under which the lender provided the Company with a credit facility in the amount of $9,500,000, collateralized by equipment, inventory, receivables and other assets of the Company. The credit facility included a term loan of $1,426,000, at an interest rate of prime plus 0.75% per annum, which was based upon the appraised value of the equipment of the Company and a revolving line of credit at an interest rate of prime plus 0.5% per annum, the amount of which was based on advances of up to 85% of eligible receivables and up to 40% of the value of the Company's inventory. In 2002, the lender advanced additional funds on the original term loan in the amount of $490,880 and advanced a second term loan in the amount of $1,740,000 and increased the credit facility to $11,500,000. The term loans and revolving line of credit were secured by substantially all assets of the Company. The term of this credit facility was for a period of three years expiring in January, 2004.

      Also in January, 2001, another bank loaned to the Company the sum of $2,873,000 in a refinance of the Company's principal office building and property situated in Barrington, Illinois. This loan is secured by this building and property, and has been made in the form of two notes: one note is in the principal amount of $2,700,000, bears interest of 9.75% per annum, and has a term of five years with a 25 year amortization, and the second note was in the principal amount of $173,000, bears interest at 10% per annum, and has a term of three years.

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

      Property, Plant and Equipment. During fiscal 2002, the Company invested $4,709,000 in capital items, of which $2,016,000 was additional capital projects in process substantially all of which will be recorded as capital investment in plant and equipment during 2003. Most of this investment was in production equipment. During 2001, the Company invested $1,002,000 in capital items.

      Current liabilities. Total current liabilities increased from $14,421,000 as of December 31, 2001 to $19,045,000 as of December 31, 2002. This increase is attributable principally to an increase in accounts payable from $5,492,000 as of December 31, 2001 to $9,585,000 as of December 31, 2002.

Liquidity and Financial Resources

      At December 31, 2003 the Company had negative working capital of $706,000 compared to negative working capital as of December 31, 2002 of $2,907,000. This improvement in working capital occurred principally as the result of the reduction in current liabilities on December 31, 2002 of $19,045,000 to $16,624,000 on December 31, 2003. This reduction occurred because (i) during 2003, approximately $3,534,000 in payables to vendors was converted to term obligations and (ii) in connection with the new senior loan completed on December 30, 2003, the entire balance due to the prior senior lender, all of which was designated as short-term, was paid, consisting of $2,540,000 in term loans and $4,223,000 in revolving loan balances.

      The Company has maintained relatively small cash balances and reserves and relies on its credit facility for liquidity. Under the credit facility, the Company is able to borrow up to 85% of its eligible receivables and up to 50% of its eligible inventory, and utilizes the proceeds of these borrowings for its cash requirements. On December 31, 2003, the Company had available to it under the revolving loan total availability of $1,648,000. If the Company's sales were to decline significantly in any period, the Company's ability to borrow under this line would be reduced and its ability to meet its current obligations would be adversely affected.

      Based upon the current level of operations, we anticipate that our operating cash flow, together with available borrowings under our revolving loan, will be adequate to meet our anticipated future requirements for working capital and operating expenses for at least the next 12 months. However, the Company's ability to make scheduled payments of principal of, or to pay interest on, its current indebtedness and to satisfy its other obligations will depend upon its future performance, which, to a certain extent, will be subject to general economic, financial, competitive, business and other factors beyond the control of the Company.

      The contractual commitments of the Company over the next five years are as follows:

                      Future Minimum     Operating
Year                Principal Payments     Leases       Licenses         Total
------------------- ------------------   ----------    ----------     ----------

2004                    $3,114,356       $  542,532    $   86,664     $3,743,552
2005                    $2,641,942       $  532,905    $   76,664     $3,251,511
2006                    $  930,504       $  504,771            --     $1,435,275
2007                    $  930,504       $  472,728            --     $1,403,232
2008 and thereafter     $3,362,530       $  620,400    $       --     $3,982,930

      The Company does not have any current material commitments for capital expenditures.

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

      Inventory Valuation. Inventories are stated at the lower of cost or market. Cost is determined using standard costs which approximate costing determined on a first-in, first out basis. Standard costs are reviewed and adjusted periodically based on actual direct and indirect production costs. Labor, overhead and purchase price variances from standard costs are determined on a monthly basis and inventory is adjusted monthly reflecting these variances. On a periodic basis, the Company reviews its inventory levels for estimated obsolescence or unmarketable items, in reference to future demand requirements and shelf life of the products. As of December 31, 2003, the Company had established a reserve for obsolescence, marketability or excess quantities with respect to inventory in the aggregate amount of $492,000. As of December 31, 2002, the amount of the reserve was $354,000. In addition, on a periodic basis, the Company disposes of inventory deemed to be obsolescent or unsaleable and, at such time, records an expense for the value of such inventory.

      Valuation of Long-Lived Assets. We evaluate whether events or circumstances have occurred which indicate that the carrying amounts of long-lived assets (principally property and equipment and goodwill) may be impaired or not recoverable. Significant factors which may trigger an impairment review include: changes in business strategy, market conditions, the manner of use of an asset, underperformance relative to historical or expected future operating results, and negative industry or economic trends. In 2001, the FASB issued Statement No. 142, "Goodwill and Other Intangible Assets," which among other things, eliminates the amortization of goodwill and certain other intangible assets and requires that goodwill be evaluated annually for impairment by applying a fair-value based test. We retained valuation consulting firms to conduct an evaluation of our goodwill in our Mexico subsidiary in June, 2002, December, 2002 and December, 2003. In the opinion of these firms our goodwill valuation of our Mexico subsidiary on these dates, in the amount of $1,113,000 was not impaired.

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

      As of December 31, 2003, the Company had a net deferred tax asset of $1,182,000, representing the amount the Company may recover in future years from future taxable income. As of December 31, 2002, the amount of the deferred tax asset was $689,000. Each year and period management must make a judgment to determine the extent to which the deferred tax asset will be recovered from future taxable income. As of December 31, 2003, management has determined that an appropriate allowance against the deferred tax asset, for the possibility that such amount will not be recovered, is $739,000. As of December 31, 2002, the amount of this reserve was $739,000. These determinations involve the exercise of significant management judgment and are made based upon historical, current and projected levels of revenue and profit.

Safe Harbor Provision of the Private Securities Litigation Act of 1995 and Forward Looking Statements

      The Company operates in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. The market for mylar and latex balloon products is generally characterized by intense competition, frequent new product introductions and changes in customer tastes which can render existing products unmarketable. The statements contained in Item 1 (Description of Business) and Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations) that are not historical facts may be forward-looking statements (as such term is defined in the rules promulgated pursuant to the Securities Exchange Act of 1934) that are subject to a variety of risks and uncertainties more fully described in the Company's filings with the Securities and Exchange Commission including, without limitation, those described under "Risk Factors" in the Company's Form SB-2 Registration Statement (File No. 333-31969) effective November 5, 1997. The forward-looking statements are based on the beliefs of the Company's management, as well as assumptions made by, and information currently available to the Company's management. Accordingly, these statements are subject to significant risks, uncertainties and contingencies which could cause the Company's actual growth, results, performance and business prospects and opportunities in 2003 and beyond to differ materially from those expressed in, or implied by, any such forward-looking statements. Wherever possible, words such as "anticipate," "plan," "expect," "believe," "estimate," and similar expressions have been used to identify these forward-looking statements, but are not the exclusive means of identifying such statements. These risks, uncertainties and contingencies include, but are not limited, to competition from, among others, national and regional balloon, packaging and custom film product manufacturers and sellers that have greater financial, technical and marketing resources and distribution capabilities than the Company, the availability of sufficient capital, the maturation and success of the Company's strategy to develop, market and sell its products, risks inherent in conducting international business, risks associated with securing licenses, changes in the Company's product mix and pricing, the effectiveness of the Company's efforts to control operating expenses, general economic and business conditions affecting the Company and its customers in the United States and other countries in which the Company sells and anticipates selling its products and services and the

Company's ability to (i) adjust to changes in technology, customer preferences, enhanced competition and new competitors; (ii) protect its intellectual property rights from infringement or misappropriation; (iii) maintain or enhance its relationships with other businesses and vendors; and (iv) attract and retain key employees. There can be no assurance that the Company will be able to identify, develop, market, sell or support new products successfully, that any such new products will gain market acceptance, or that the Company will be able to respond effectively to changes in customer preferences. There can be no assurance that the Company will not encounter technical or other difficulties that could delay introduction of new or updated products in the future. If the Company is unable to introduce new products and respond to industry changes or customer preferences on a timely basis, its business could be materially adversely affected. The Company is not obligated to update or revise these forward-looking statements to reflect new events or circumstances.

Item No. 7A - Qualitative And Quantitative Disclosures Regarding Market Risk

      The Company is exposed to various market risks, primarily foreign currency risks and interest rate risks.

      The Company's earnings are affected by changes in interest rates as a result of variable rate indebtedness. If market interest rates for our variable rate indebtedness averaged 1% more than the interest rate actually paid for the years ending December 31, 2003, 2002 and 2001, our interest rate expense would have increased, and income before income taxes would have decreased by $39,033, $48,745 and $47,326, for these years, respectively. These amounts are determined by considering the impact of the hypothetical interest rates on our borrowings. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to reduce our exposure to such change. However, due to the uncertainty of the specific actions we would take and their possible effects, the sensitivity analysis assumes no change in our financial structure.

      The Company's earnings and cash flows are subject to fluctuations due to changes in foreign currency rates, particularly the Mexican peso and the British pound, as the Company produces and sells products in Mexico for sale in the United States and other countries and the Company's U.K. subsidiary purchases balloon products from the Company in Dollars. Also, the Mexican subsidiary purchases goods from external sources in U.S. Dollars and is affected by currency fluctuations in those transactions. Substantially all of the Company's purchases and sales of goods for its operations in the United States are done in U.S. Dollars. However, the Company's level of sales in other countries may be affected by currency fluctuations. As a result, exchange rate fluctuations may have an effect on sales and gross margins. Accounting practices require that the Company's results from operations be converted to U.S. dollars for reporting purposes. Consequently, the reported earnings of the Company in future periods may be affected by fluctuations in currency exchange rates, generally increasing with a weaker U.S. dollar and decreasing with a strengthening U.S. dollar. To date, we have not entered into any transactions to hedge against currency fluctuation effects.

      We have performed a sensitivity analysis as of December 31, 2003 that measures the change in the results of our foreign operations arising from a hypothetical 10% adverse movement in the exchange rate of all of the currencies the Company presently has operations in. Using the results of operations for 2003, 2002 and 2001 for the Company's foreign operations as a basis for comparison, an adverse movement of 10% would create a potential reduction in the Company's net income, or increase its net loss, before taxes, in the amount of, for each of those years, $173,034, $175,973 and $176,509.

Item No. 8 Financial Statements and Supplementary Data

      Reference is made to the Consolidated Financial Statements attached hereto.

Item No. 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Effective July 22, 2003, CTI Industries Corporation (the "Registrant") engaged Eisner, LLP as the Registrant's principal accountants to audit the Registrant's financial statements for the year ending December 31, 2003. Eisner, LLP replaced McGladrey & Pullen, LLP, which had previously been engaged for the same purpose, and whose dismissal was effective July 22, 2003. The decision to change the Registrant's principal accountants was approved by the Registrant's Board of Directors on July 22, 2003.

      The reports of McGladrey & Pullen, LLP, on the Registrant's financial statements for the fiscal year ended December 31, 2002 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

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

      During the Company's fiscal year ended December 31, 2002 and in the subsequent interim period through March 31, 2003, there were no disagreements with McGladrey & Pullen, LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of McGladrey & Pullen, LLP would have caused it to make reference to the subject matter of the disagreements in connection with its reports on the financial statements for such periods.

      McGladrey & Pullen, LLP has not informed the Company of any reportable events during the Company's fiscal year ended December 31, 2002 or in the subsequent interim period ending March 31, 2003.

      The reports of Grant Thornton LLP, on the Company's financial statements for the prior two fiscal years ended December 31, 2000, and December 31, 2001 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

      During the Company's fiscal years ended December 31, 2000, and December 31, 2001, and in the subsequent interim periods through July 24, 2002, there were no disagreements with Grant Thornton, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Grant Thornton, LLP, would have caused it to make reference to the subject matter of the disagreements in connection with its reports on the financial statements for such periods.

      Grant Thornton, LLP has not informed the Company of any reportable events during the Company's two fiscal years ended December 31, 2000 and 2001 and in subsequent interim periods through July 24, 2002.

Item No. 9A - Controls and Procedures

      Disclosure Controls and Procedures

            (a) Evaluation of disclosure controls and procedures. Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of a date within ninety days before the filing date of this report, have concluded that, as of such date our disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by others within the Company.

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

PART III

Item No. 10 Directors and Executive Officers of the Registrant

Directors and Executive Officers

      The Company's current directors and executive officers and their ages, as of March 15, 2004, are as follows:

       Name              Age               Position With The Company
------------------       ---    ------------------------------------------------
John H. Schwan           59     Chairman and Director
Howard W. Schwan         49     President and Director
Stephen M. Merrick       62     Executive Vice President, Secretary and Director
Mark Van Dyke            54     Senior Vice President
Brent Anderson           37     Vice President of Manufacturing
Samuel Komar             47     Vice President
Stanley M. Brown         57     Director
Bret Tayne               45     Director
Michael Avramovich       52     Director
Timothy Patterson        43     Vice President-Finance and Administration

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

      Timothy Patterson, Vice President of Finance and Administration. Mr. Patterson has been employed by the Company as Vice President of Finance and Administration since September, 2003. Prior to his employment with the Company, Mr. Patterson was Manager of Controllers for the Thermoforming group at Solo Cup Company for two years. Prior to that, Mr.

Patterson was Manager of Corporate Accounting for Transilwrap Company for three years. Mr. Patterson received a Bachelor of Science degree in finance from Northern Illinois University and an MBA from the University of Illinois at Chicago.

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

      Michael Avramovich, Director. Mr. Avramovich is a principal of the law firm of Avramovich & Associates, P.C. of Chicago, Illinois, and has been engaged in the practice of law for over 6 years. Prior to the practice of law, Mr. Avramovich was an Associate Professor of Accounting and Finance at National-Louis University in Chicago, Illinois. Mr. Avramovich has also worked in various financial accounting positions at Molex International, Inc. of Lisle, Illinois. Mr. Avramovich received a Bachelor of Arts degree in History and International Relations from North Park University, a Master of Management, Accounting and Information Systems, and Finance from Northwestern University, a Juris Doctorate from the John Marshall Law School and an L.L.M. in International and Corporate Law from Georgetown University Law Center.

      John H. Schwan and Howard W. Schwan are brothers.

Audit Committee

      Since 2000, the Company has had a standing Audit Committee, which is presently composed of Mr. Tayne, Mr. Brown and Mr. Avramovich. Mr. Avramovich has been designated and is the Company's "Audit Committee Financial Expert" pursuant to paragraph (h)(1)(i)(A) of Item 401 of Regulation S-K of the Exchange Act. The Audit Committee held five meetings during fiscal year 2003, including quarterly meetings with management and independent auditors to discuss the Company's financial statements. Mr. Avramovich and each appointed member of the Audit Committee satisfies the definition of "independent" as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act. The Company's Board of Directors has adopted a written charter for the Company's Audit Committee, a true and correct copy of which has been included in the exhibits to this report. The Audit Committee reviews and makes recommendations to the Company about its financial reporting requirements. Information regarding the functions performed by the Committee is set forth in the "Report of the Audit Committee," as follows:

                         Report of the Audit Committee

      The Audit Committee oversees the Company's financial reporting process on behalf of the Board of Directors. Management has the primary responsibility for the financial statements and the reporting process including the systems of internal controls. In fulfilling its oversight responsibilities, the Committee reviewed the audited financial statements in the Annual Report with management including a discussion of the quality, not just the acceptability, of the accounting principles, the reasonableness of significant judgments, and the clarity of disclosures in the financial statements.

      The Committee reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with generally accepted accounting principles, their judgments as to the quality, not just the acceptability, of the Company's accounting principles and such other matters as are required to be discussed with the Committee under generally accepted auditing standards, including but not limited to those matters required to be discussed by SAS 61 (Codification of Statements on Auditing Standards, AU ss.380). In addition, the Committee has discussed with the independent auditors the auditor's independence from management and the Company including the matters in the written disclosures required by the Independence Standards Board.

      The Committee discussed with the Company's independent auditors the overall scope and plans for their respective audits. The Committee meets with the independent auditors, with and without management present, to discuss the results of their examinations, their evaluations of the Company's internal controls, and the overall quality of the Company's financial reporting.

      In reliance on the reviews and discussions referred to above, the Committee recommended to the Board of Directors (and the Board has approved) that the audited financial statements be included in the Annual Report on Form 10-K for the year ended December 31, 2003 for filing with the Securities and Exchange Commission. The Committee and the Board have also recommended, subject to future shareholder approval at the Company's 2004 annual meeting of shareholders, the selection of Eisner, LLP as the Company's independent auditors.

      Bret Tayne,, Audit Committee Chair

      Stanley M. Brown, III, Audit Committee Member

      Michael Avramovich, Audit Committee Member

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

      Based solely on a review of such forms furnished to the Company, or written representations that no Form 5's were required, the Company believes that during calendar year 2003, all Section 16(a) filing requirements applicable to the officers, directors and ten-percent beneficial shareholders were complied with, except that Brent Anderson was late in filing one Form 4 for an aggregate of 8,750 shares.

Code of Ethics

      The Company has adopted a code of ethics that applies to its senior executive and financial officers. The Company's Code of Ethics seeks to promote
(i) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships,
(2) full, fair, accurate, timely and understandable disclosure of information to the Commission, (3) compliance with applicable governmental laws, rules and regulations, (4) prompt internal reporting of violations of the Code to predesignated persons, and (5) accountability for adherence to the Code. A copy of the Company's Code of Ethics has been included in the Exhibits to this report.

Item No. 11 Executive Compensation

      The following table sets forth certain information with respect to the compensation paid or accrued by the Company to its President, Chief Executive Officer and any other officer who received compensation in excess of $100,000 ("Named Executive Officers").

                           Summary Compensation Table

                                             Annual Compensation          Long Term Compensation
                                             -------------------          ----------------------
                                                                                        All Other
  Name and Principal                        Salary    Other Annual       Underlying   Compensation
       Position                   Year         $      Compensation         Options         ($)
--------------------------------------------------------------------------------------------------
Howard W. Schwan                  2003     $162,500     $  5,520              --            --
President                         2002     $162,500     $  8,100          14,285(1)     $1,925(5)
                                  2001     $150,000     $  5,000              --        $1,765(5)

Mark Van Dyke                     2003     $125,000           --              --            --
Senior Vice President             2002     $123,100           --              --            --
                                  2001     $ 45,900           --          23,809(2)         --

Brent Anderson                    2003     $ 95,000           --              --            --
Vice President of                 2002     $ 95,000           --           8,928(3)         --
Manufacturing                     2001     $ 86,700           --          17,857(3)         --

Samuel Komar                      2003     $104,200           --              --            --
Vice President of Sales           2002     $104,200           --              --            --
                                  2001     $ 94,450           --          11,904(4)         --

----------

                       (footnotes continued on next page)

(1) Stock options to purchase up to 14,285 shares of the Company's Common Stock at $2.31 per share, and stock options to purchase up to 23,809 shares of the Company's Common Stock at $1.89 per share.

(2) Stock options to purchase up to 23,809 shares of the Company's Common Stock at $1.47 per share.

(3) Stock options to purchase up to 8,928 shares of the Company's Common Stock at $2.31 per share, and stock options to purchase up to 17,857 shares of the Company's Common Stock at $1.47 per share.

(4) Stock options to purchase up to 11,904 shares of the Company's Common Stock at $1.47 per share.

(5) Company contribution to the Company's 401(k) Plan as a pre-tax salary deferral.

      Certain Named Executive Officers have received warrants to purchase Common Stock of the Company in connection with their guarantee of certain bank loans secured by the Company and in connection with their participation in a private offering of notes and warrants conducted by the Company. See "Board of Director Affiliations and Related Transactions" below. The following stock option grants were made to certain of the Company's executive officers in the fiscal year ending December 31, 2003:

                        Option Grants in Last Fiscal Year

                                Individual Grants
--------------------------------------------------------------------------------
                     Number of
                     Securities      % of Total
                     Underlying   Options Granted
                       Options    to Employees in    Exercise Price   Expiration
      Name             Granted      Fiscal Year         ($/share)        Date
-----------------    ----------   ---------------    --------------   ----------
Timothy Patterson       5,000           71.4%             $2.26        2/3/2013

    Aggregated Option Exercises in Last Fiscal Year and FY-End Option Values

                                                                                           Value of Unexercised In- the-
                          Shares         Value       Number of Securities Underlying       Money Options at Fiscal Year
                       Acquired on      Realized     Unexercised Options at Year End                   End ($)
        Name           Exercise (#)       ($)         (#) Exercisable/Unexercisable          Exercisable/Unexercisable
------------------     ------------     --------     -------------------------------       -----------------------------
John H. Schwan              0              0                     29,762/0                           $4,286/0(1)
Howard W. Schwan            0              0                     53,968/0                           $8,810/0 (1)
Stephen M. Merrick          0              0                     29,762/0                           $4,286/0(1)
Mark Van Dyke               0              0                     23,809/0                           $18,809/0(1)
Brent Anderson              0              0                     31,546/0                           $14,107/0(1)
Samuel Komar                0              0                     24,641/0                           $12,355/0 (1)

----------
(1) The value of unexercised in-the-money options is based on the difference between the exercise price and the fair market value of the Company's Common Stock on December 31, 2003.

Compensation Committee

      During 2003, the Compensation Committee was composed of John H. Schwan, Stanley M. Brown and Bret Tayne. The Compensation Committee reviews and makes recommendations to the Board of Directors concerning the compensation of officers and key employees of the Company. The Compensation Committee met one time during 2003.

Compensation Committee Report on Executive Compensation

The Compensation Committee of the Board of Directors of the Company is composed of three members of the Board of Directors. The Compensation Committee is responsible for establishing the standards and philosophy of the Board of Directors regarding executive compensation, for reviewing and evaluating executive compensation and compensation programs, and for recommending levels of salary and other forms of compensation for executives of the Company to the Board of Directors. The full Board of Directors of the Company is responsible for setting and administering salaries, bonus payments and other compensation awards to executives of the Company.

Compensation Philosophy

      The philosophy of the Compensation Committee, and of the Board of Directors of the Company, regarding executive compensation includes the following principal components:

      To attract and retain quality executive talent, which is regarded as critical to the long and short-term success of the Company, in substantial part by offering compensation programs which provide attractive rewards for successful effort.

      To provide a reasonable level of base compensation to senior executives.

      To create a mutuality of interest between executive officers of the Company and shareholders through long-term compensation structures, particularly stock option programs, so that executive officers share the risks and rewards of strategic decision making and its effect on shareholder value.

      The Compensation Committee has recommended, and the Board of Directors has determined, to take appropriate action to comply with the provisions of Section 162(m) of the Internal Revenue Code so that executive compensation will be deductible as an expense to the fullest extent allowable.

      The Company's executive compensation program consists of two key elements:
(i) an annual component consisting of base salary and (ii) a long-term component, principally stock options.

Annual Base Compensation

      The Compensation Committee recommends annual salary levels for each of the Named Executives, and for other senior executives of the Company, to the Board of Directors. The recommendations of the Compensation Committee for base salary levels for senior executives of the Company are determined annually, in part, by evaluating the responsibilities of the position and examining market compensation levels and trends for similar positions in the marketplace.

      Additional factors which the Compensation Committee considers in recommending annual adjustments to base salaries include: results of operation of the Company, sales, shareholder returns, and the experience, work-performance, leadership and team building skills of each executive. The Company receives information from the Chief Executive Officer with regard to these matters. While each of these factors is considered in relatively equal weight, the Compensation Committee does not utilize performance matrices or measured weightings in its review. Each year, the Compensation Committee conducts a structured review of base compensation of senior executives with input from the Chief Executive Officer.

Long-Term Component - Stock Options

      The long-term component of compensation provided to executives of the Company has been in the form of stock options. The Compensation Committee has recommended to the Board of Directors that a significant portion of the total compensation to executives be in the form of incentive stock options. Stock options are granted with an exercise price equal to or greater than the fair market value of the Company's Common Stock on the date of the grant. Stock options are exercisable between one and ten years from the date granted. Such stock options provide incentive for the creation of shareholder value over the long-term since the full benefit of the compensation package for an executive cannot be realized unless an appreciation in the price of the Company's Common Stock occurs over a specified number of years.

      The magnitude of the stock option awards are determined annually by the Compensation Committee and the Board of Directors. Generally, the number of options granted to an executive has been based on the relative salary level of the executive.

      On October 12, 2002, incentive stock options to purchase up to 14,285, 8,928, 5,952 and 5, 952 shares of the Company's Common Stock were granted to Messrs. Howard Schwan, Brent Anderson, Stephen M. Merrick and John Schwan, respectively, under the 2002 Stock Option Plan (the "2002 Plan"). In addition, on October 12, 2002, non-qualified stock options to purchase up to 2,926 shares of the Company's Common Stock were granted to each of Messrs. Stan Brown and Bret Tayne respectively, under the 2002 Plan, and incentive stock options to purchase up to 5,000 shares of the Company's Common Stock were granted to Timothy Patterson under the 2002 Stock Option Plan on December 31, 2003.

There were no other stock options granted to any of the Named Executives in 2001, 2002 or 2003.

CEO Compensation

      The Compensation Committee utilizes the same standards and methods for recommending annual base compensation for the Chief Executive Officer of the Company as it does for other senior executive officers of the Company.

      In 1997, the Company entered into an Employment Agreement with Howard W. Schwan, President of the Company, providing that Mr. Schwan's base annual compensation would not be less than $135,000. During 2001, 2002 and 2003, upon the recommendation of the Compensation Committee, the base salary of Mr. Schwan was $150,000, $162,500 and $162,500 respectively. In 2001, 2002 and 2003, annual incentive compensation was paid to Mr. Schwan in the amounts of $5,000, $8,100 and $5,520, respectively.

      The Compensation Committee recommended that Mr. Schwan (and other senior executives of the Company), receive incentive stock options, consistent with observed market practices, so that a significant portion of his total compensation will be based upon, and consistent with, returns to shareholders. In 2002, Mr. Schwan was granted incentive stock options to purchase up to 14,285 shares of the Company's Common Stock.

                          Compensation Committee:
                          John H. Schwan, Bret Tayne, Stanley M. Brown, III

Compensation Committee Interlocks and Insider Participation

      John H. Schwan, a member of the Compensation Committee, is Chairman of the Company. Mr. Schwan is President of Packaging Systems, L.L.C. and affiliated companies. The Company made purchases of packaging materials from the entities in the amount of $118,011 and $273,910 during each of the years ended December 31, 2002 and December 31, 2003, respectively. John Schwan and Howard W. Schwan are brothers.

Comparative Stock Price Performance Graph

The following graph compares, for the period January 1, 1999 to December 31, 2003, the cumulative total return (assuming reinvestment of dividends) on the Company's Common Stock with (i) NASDAQ Stock Market Index (U.S.) and (ii) a peer group including the following companies: S&P 500 Specialty Stores. The graph assumes an investment of $100 on January 1, 1999, in the Company's Common Stock and each of the other investment categories.

Total Return To Shareholders
  (Includes reinvestment of dividends)

                            ANNUAL RETURN PERCENTAGE

                                      Years Ending

Company / Index                       Oct99      Oct00      Dec00      Dec01      Dec02      Dec03
CTI INDUSTRIES CORP                  -74.39      -4.76     -46.67      75.00     325.85     -63.90
NASDAQ U.S. INDEX                     68.75      13.06     -27.05     -20.63     -30.86      49.51
S&P 500 SPECIALTY STORES             -16.29      -4.69     -13.37      61.41     -11.11      34.66

                                 INDEXED RETURNS

                            Base      Years Ending
                           Period
Company / Index             Oct98     Oct99      Oct00      Dec00      Dec01      Dec02      Dec03
CTI INDUSTRIES CORP          100      25.61      24.39      13.01      22.76      96.94      35.00
NASDAQ U.S. INDEX            100     168.75     190.80     139.19     110.48      76.38     114.20
S&P 500 SPECIALTY STORES     100      83.71      79.78      69.12     111.56      99.16     133.53

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

Director Compensation

      John Schwan was compensated in the amount of $76,500 in fiscal 2003 for his services as Chairman of the Board of Directors. Directors other than members of management received a fee of $1,000 for each Board meeting attended.

Item No. 12 Security Ownership of Certain Beneficial Owners and Management

Principal Stockholders

      The following table sets forth certain information with respect to the beneficial ownership of the Company's capital stock, as of April 1, 2004, by (i) each stockholder who is known by the Company to be the beneficial owner of more than 5% of the Company's Common Stock, (ii) each director and executive officer of the Company who owns any shares of Common Stock and (iii) all executive officers and directors as a group. Except as otherwise indicated, the Company believes that the beneficial owners of the shares listed below have sole investment and voting power with respect to such shares.

                                                                     Shares of Common
                                                                    Stock Beneficially      Percent of Common
                        Name and Address (1)                              Owned (2)               Stock
------------------------------------------------------------        ------------------      -----------------
John H. Schwan                                                            642,237(3)             30.3%(4)
Stephen M. Merrick                                                        525,758(5)             25.6%(4)
Howard W. Schwan                                                          178,904(6)              9.1%(4)
Brent Anderson                                                             42,795(7)              2.2%(4)
Samuel Komar                                                               24,879(8)              1.3%(4)
Mark Van Dyke                                                              23,809(9)              1.2%(4)
Timothy Patterson                                                           5,000(10)               *(4)
Stanley M. Brown
   1140 Larkin
   Wheeling, IL 60090                                                      11,250(11)               *
Bret Tayne
   6834 N. Kostner Avenue
   Lincolnwood, IL 60712                                                    9,923(12)               *
Frances Ann Rohlen
   1140 Larkin
   Wheeling, IL 60090                                                     169,933                 8.9%
Michael Avramovich
  70 W. Madison Street, Suite 1400
   Chicago, IL 60602                                                            0                   *

All Directors and Executive Officers as a group (10 persons)            1,464,555                  62%(4)

----------

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

(3) Includes warrants to purchase up to 79,364 shares of Common Stock at $1.50 per share, warrants to purchase up to 93,000 shares of Common Stock at $4.87 per share, options to purchase up to 23,810 shares of Common Stock at $2.08 per share granted under the Company's 1999 Stock Option Plan and options to purchase up to 5,952 shares of Common Stock at $2.55 per share granted under the Company's 2002 Stock Option Plan. Also includes indirect beneficial ownership of 130,821 shares of Common Stock through shares owned through CTI Investors, L.L.C. See "Board of Directors Affiliations and Related Transactions."

(4) Assumes the exercise of all warrants and options owned by the named person into shares of Common Stock and all shares of Common Stock beneficially owned by the named person through CTI Investors, L.L.C.

                       (footnotes continued on next page)

(5) Includes warrants to purchase up to 39,683 shares of Common Stock at $1.50 per share, warrants to purchase up to 70,000 shares of Common Stock at $4.87 per share, options to purchase up to 23,810 shares of Common Stock at $2.08 per share granted under the Company's 1999 Stock Option Plan and options to purchase up to 5,952 shares of Common Stock at $2.55 per share granted under the Company's 2002 Stock Option Plan. Also includes indirect beneficial ownership of 87,214 shares of Common Stock through shares owned through CTI Investors, L.L.C. See "Board of Directors Affiliations and Related Transactions."

(6) Includes options to purchase up to 15,873 shares of Common Stock at $6.30 per share granted under the Company's 1997 Stock Option Plan, options to purchase up to 23,810 shares of Common Stock at $1.89 per share granted under the Company's 1999 Stock Option Plan and options to purchase up to 14,285 shares of Common Stock at $2.31 per share granted under the Company's 2002 Stock Option Plan. Also includes indirect beneficial ownership of 65,410 shares of Common Stock through shares owned through CTI Investors, L.L.C. See "Board of Directors Affiliations and Related Transactions."

      With respect to the financial covenants, the bank has issued a waver of violations of the covenants as of December 31, 2003. For periods after December 31, 2003 the bank has agreed to modify the covenants, both the tangible net worth and ratio of EDITDA of fixed charges, to reduce levels.

(7) Includes options to purchase up to 4,761 shares of Common Stock at $6.30 per share granted under the Company's 1997 Stock Option Plan, options to purchase up to 17,857 shares of Common Stock at $1.47 per share, granted under the Company's 2001 Stock Option Plan and options to purchase up to 8,928 shares of Common Stock at $2.31 per share granted under the Company's 2002 Stock Option Plan.

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

(10) Includes options to purchase up to 5,000 shares of Common Stock at $2.26 per share granted under the Company's 2002 Stock Option Plan.

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

                       (footnotes continued on next page)

(12) Includes options to purchase up to 1,984 shares of Common Stock at $6.30 per share granted under the Company's 1997 Stock Option Plan, options to purchase up to 3,571 shares of Common Stock at $1.89 per share granted under the Company's 1999 Stock Option Plan and options to purchase up to 2,976 shares of Common Stock at $2.31 per share granted under the Company's 2002 Stock Option Plan.

Item No. 13 Certain Relationships and Related Transactions

      Stephen M. Merrick, Executive Vice President and Secretary of the Company, is a principal of the law firm of Merrick & Klimek, P.C., which serves as general counsel of the Company. In addition, Mr. Merrick is a principal stockholder of the Company. Other principals of the firm of Merrick & Klimek, P.C. own less than 1% of the Company's outstanding Common Stock. Legal fees incurred from the firm of Merrick & Klimek, P.C. for the fiscal years ended December 31, 2003, 2002 and 2001 were $106,750, $102,245 and $121,305, respectively. Mr. Merrick is also an officer and director of Reliv International, Inc. (NASDAQ-RELV).

      John H. Schwan is President of Packaging Systems, L.L.C. and affiliated companies. The Company made purchases of packaging materials from these entities in the amount of $118,011 and $273,910 during each of the years ended December 31, 2002 and December 31, 2003, respectively.

      In June, 1999, notes of the Company to Howard W. Schwan, John Schwan, and Stephen Merrick in the amount of, respectively, $50,000, $350,000 and $315,000, came due. On November 9, 1999, new notes in the same principal amounts were issued to Messrs. H. Schwan, J. Schwan and Merrick, in payment and replacement of the prior notes with maturity dates for each of November 9, 2001. As of that date, each payee under the Notes had executed a consent to extend the maturity of the Notes to March 1, 2004. In November, 1999, the June, 1997 warrants of Messrs. H. Schwan, J. Schwan and Merrick to purchase up to (respectively) 6,359, 44,515 and 40,063 shares of the Company's Common Stock at an exercise price of $7.86 per share were cancelled. At that time, new warrants to purchase up to 35,263, 246,840 and 222,157 shares of the Company's Common Stock at an exercise price of $1.418 per share were issued to Messrs. H. Schwan, J. Schwan and Merrick, respectively. Each of these warrants were exercised on June 3, 2002. The respective $50,000, $350,000 and $315,000 notes were cancelled and used as payment for the warrant shares.

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

      On December 12, 2002, Messrs. John Schwan, Howard Schwan and Stephen Merrick exercised warrants to purchase 24,572, 30,525 and 28,780 shares of the Company's Common Stock, respectively. In each instance, the warrant holder tendered shares of the Company's Common Stock on the date of exercise.

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

      During 2003, John H. Schwan loaned to the Company an additional aggregate amount of $795,024 . Such amount is due on demand and bears interest at the rate of 8% per annum.

      During 2003, John H. Schwan loaned to Flexo Universal the aggregate amount of $225,000 and Stephen M. Merrick loaned to Flexo Universal the sum of $25,000. These advances are reflected in notes and bear interest at the rate of 8% per annum. The notes are unsecured.

      On November 10, 1999, the Company entered into a Lease Agreement with Pepper Road, Inc., an Illinois corporation, to lease certain warehouse and office space located at 22222 North Pepper Road, Barrington, Illinois, the building and property immediately adjacent to the Company's manufacturing facilities at 22160 North Pepper Road, Barrington, Illinois. The lease has a 10 year term and provides for monthly rent payments of $15,500 ($186,000 annually), plus all utility charges associated with the property. John Schwan, Howard Schwan and Stephen M. Merrick are officers, directors, and the sole shareholders of Pepper Road, Inc.

      The Company believes that each of the transactions set forth above were entered into, and any future related party transactions will be entered into, on terms as fair as those obtainable from independent third parties. All related party transactions must be approved by a majority of disinterested directors and subject to review in the context of the Company's Code of Ethics.

PART V

Item No. 14 Principal Accountant Fees and Services

Fees Billed By Independent Public Accountants

      The following table sets forth the aggregate amount of audit fees and all other fees billed or expected to be billed by Eisner, LLP, the Company's principal auditor, for the year ended December 31, 2003:

                                                     Amount
                                                    --------

            Audit fees (1)                          $ 98,500
            Other audit related fees (2)            $ 15,000
            All other fees(3)                       $ 15,000
                                                    --------

            Total fees                              $128,500
                                                    ========

----------

(1) Includes the annual financial statement audit and limited quarterly reviews and expenses.

(2) Includes fees and expenses for other audit related activity provided by Eisner, LLP.

(3) Primarily represents tax services, which include preparation of tax returns and other tax consulting services.

      Eisner, LLP became the Company's principal auditor in July, 2003, replacing the Company's principal auditor for the fiscal year ended December 31, 2002, McGladrey & Pullen, LLP, (See Item No. 9 - "Changes in and Disagreements with Accountants on Accounting and Financial Disclosure"). Consequently, Eisner, LLP billed no fees to the Company in 2002.

      The audit-related fees charged to the Company by McGladrey & Pullen, LLP and RSM McGladrey, Inc. (an affiliate of McGladrey & Pullen, LLP) for the fiscal year ended December 31, 2002 and in 2003 were as follows:

                                                 2002 Amount         2003 Amount
                                                 -----------         -----------

            Audit fees (1)                       $301,000            $ 84,200
            Other audit related fees (2)         $  8,900            $      0
            All other fees (3)                   $ 19,100            $      0
                                                 --------            --------

            Total fees                           $329,000            $ 84,200
                                                 ========            ========

----------

(1) Includes the annual financial statement audit and limited quarterly reviews and expenses.

(2) Includes fees and expenses for other audit related activity provided by McGladrey & Pullen, LLP.

(3) Primarily represents tax services provided by RSM McGladrey, Inc. which include preparation of tax returns and other tax consulting services.

Item No. 15 Exhibits and Reports on Form 8-K

Exhibits

*        3.1      Third Restated Certificate of Incorporation of CTI
                  Industries Corporation

**       3.2      By-laws of CTI Industries Corporation

**       4.1      Form of Certificate for Common Stock of CTI Industries
                  Corporation

***      10.1     CTI Industries Corporation 1999 Stock Option Plan

****     10.2     CTI Industries Corporation 2001 Stock Option Plan

*****    10.3     CTI Industries Corporation 2002 Stock Option Plan

**       10.4     Employment Agreement dated June 30, 1997, between CTI
                  Industries Corporation and Howard W. Schwan

******   10.5     November, 1999 Lease Agreement between Pepper Road, Inc.
                  and CTI Industries Corporation

******   10.6     Warrant dated July 17, 2001 to purchase 79,364 shares of
                  Common Stock John H. Schwan

******   10.7     Warrant dated July 17, 2001 to purchase 39,683 shares of
                  Common Stock Stephen M. Merrick

******   10.8     Note dated January 28, 2003, CTI Industries Corporation
                  to Stephen M. Merrick in the sum of $500,000

******   10.9     Note dated February 28, 2003, CTI Industries Corporation
                  to Stephen M. Merrick in the sum of $200,000

******   10.10    Note dated February 10, 2003, CTI Industries Corporation
                  to John H. Schwan in the sum of $150,000

******   10.11    Note dated February 15, 2003, CTI Industries Corporation
                  to John Schwan in the sum of $680,000

******   10.12    Note dated March 3, 2003, CTI Industries Corporation to
                  John H. Schwan in the sum of $100,000

******   10.13    Warrant dated March 20, 2003, to purchase 70,000 shares
                  of Common Stock - Stephen M. Merrick

******   10.14    Warrant dated March 20, 2003, to purchase 93,000 shares
                  of Common Stock - John H. Schwan

         10.15 Loan and Security Agreement dated December 30, 2003, between the Company and Cole Taylor Bank

         10.16 Term Note in the sum of $3,500,000 dated December 30, 2003 made by CTI Industries Corporation to Cole Taylor Bank

         10.17 Revolving Note in the sum of $7,500,000 dated December 30, 2003, made by CTI Industries Corporation to Cole Taylor Bank

*******  10.18    Mortgage dated January 12, 2001 for the benefit of Banco
                  Popular, N.A.

*******  10.19    Secured Promissory Note in the sum of $2,700,000 dated
                  December 15, 2000 made by CTI Industries Corporation to Banco
                  Popular, N.A.

*******  10.20    Secured Promissory Note in the sum of $173,000 dated
                  December 15, 2000 made by CTI Industries Corporation to Banco
                  Popular, N.A.

*******  10.21    Guaranties dated January 12, 2001 by John H. Schwan, Stephen
                  M. Merrick and Howard W. Schwan for the benefit of Banco
                  Popular, N.A.

         11.1 Computation of Earnings Per Share (Incorporated by reference to Note 17 of the Consolidated Financial Statements contained in Part IV)

         21       Subsidiaries (description incorporated in Form 10-K under Item
                  No. 1)

         23.1     Consent of Independent Auditors, Eisner, LLP

         23.2     Consent of Independent Auditors, McGladrey & Pullen, LLP

         23.3     Consent of Independent Auditors, Grant Thornton, LLP

         27       Financial Data Schedule

         31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended

         31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended

         32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002

         99.1     Code of Ethics

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

****** Incorporated by reference to Exhibits contained in the Registrant's 2002 10-KSB, as filed with the Commission on May 1, 2003

******* Incorporated by reference to Exhibits contained in the Registrant's Restated 2001 10-KSB, as filed with the Commission on May 1, 2003

Reports on Form 8-K

      On May 28, 2003, the Company filed a report on Form 8-K to report its First Quarter Earnings.

      On July 28, 2003, the Company filed a report on Form 8-K to report the replacement of its then auditors, McGladrey & Pullen, LLP, with Eisner, LLP, effective July 22, 2003.

      On August 20, 2003, the Company filed a report on Form 8-K to report its Second Quarter Earnings.

      On November 20, 2003, the Company filed a report on Form 8-K to report its Third Quarter Earnings.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized on April 14, 2004.


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

      Signatures                        Title                         Date


/s/ Howard W. Schwan         President and Director              April 14, 2004
------------------------
Howard W. Schwan


/s/ John H. Schwan           Chairman and Director               April 14, 2004
------------------------
John H. Schwan


/s/ Stephen M. Merrick       Executive Vice President,           April 14, 2004
------------------------     Secretary, Chief Financial
Stephen M. Merrick           Officer and Director


/s/ Stanley M. Brown         Director                            April 14, 2004
------------------------
Stanley M. Brown


/s/ Bret Tayne               Director                            April 14, 2004
------------------------
Bret Tayne


/s/ Michael Avramovich       Director                            April 14, 2004
------------------------
Michael Avramovich

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
CTI Industries Corporation and Subsidiaries
Barrington, Illinois

We have audited the accompanying consolidated balance sheets of CTI Industries Corporation and Subsidiaries as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

As discussed in Note 13 to the consolidated financial statements, on January 1, 2002, the Company changed its method of accounting for goodwill to adopt Statement of Financial Accounting Standards No. 142.

/s/ McGladrey & Pullen, LLP
---------------------------
Schaumburg, Illinois
April 15, 2003

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

In our opinion, the financial statements referred to above presently fairly, in all material respects, the consolidated financial position of CTI Industries Corporation and Subsidiaries as of December 31, 2001, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

As indicated in Note 3 to these accompanying consolidated financial statements, the Company has restated its consolidated financial statements for the year ended December 31, 2001.

/s/ Grant Thornton, LLP
-----------------------
Chicago, Illinois
April 10, 2002, except as to Note 2,
which is as of April 15, 2003

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
CTI Industries Corporation

We have audited the accompanying consolidated balance sheet of CTI Industries Corporation and subsidiaries (the "Company") as of December 31, 2003, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CTI Industries Corporation and subsidiaries as of December 31, 2003, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles accepted in the United States of America.

/s/ Eisner LLP

New York, New York
February 18, 2004

With respect to the first paragraph of Note 6
April 14, 2004

CTI Industries Corporation and Subsidiaries
Consolidated Balance Sheets

                                                                               December 31, 2003       December 31, 2002
                                                                               -----------------       -----------------
                                    ASSETS
Current assets:
  Cash                                                                            $    329,742           $    160,493
  Accounts receivable, (less allowance for doubtful accounts of $186,215
  and $223,220 respectively)                                                         4,620,276              5,384,839
  Inventories                                                                        9,263,160             10,033,593
  Deferred tax assets                                                                  361,751                247,780
  Prepaid expenses and other current assets                                            859,185                310,995
                                                                                  ------------           ------------

      Total current assets                                                          15,434,564             16,137,700

Property and equipment:
  Machinery and equipment                                                           18,939,535             16,221,259
  Building                                                                           2,678,581              2,636,595
  Office furniture and equipment                                                     1,931,831              1,746,480
  Land                                                                                 250,000                250,000
  Leasehold improvements                                                               582,052                388,655
  Fixtures and equipment at customer locations                                       2,232,285              2,306,807
  Projects under construction                                                          408,961              2,331,981
                                                                                  ------------           ------------
                                                                                    27,023,245             25,881,777
    Less: accumulated depreciation                                                 (14,815,596)           (14,166,764)
                                                                                  ------------           ------------

      Total property and equipment, net                                             12,207,648             11,715,013

Other assets:
  Deferred financing costs, net                                                        222,696                 51,747
  Goodwill                                                                           1,113,108              1,113,108
  Deferred Income Tax Benefit                                                        1,012,365                441,592
  Other assets                                                                         279,800                812,698
                                                                                  ------------           ------------

      Total other assets                                                             2,627,969              2,419,145
                                                                                  ------------           ------------

TOTAL ASSETS                                                                        30,270,182             30,271,858
                                                                                  ============           ============

See accompanying notes

CTI Industries Corporation and Subsidiaries
Consolidated Balance Sheets (cont'd.)

                                                                           December 31, 2003  December 31, 2002
                                                                           -----------------  -----------------
                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Checks written in excess of bank balance                                         341,108           113,460
  Accounts payable                                                               6,799,490         9,580,823
  Line of credit                                                                 3,694,241         5,642,649
  Notes payable - current portion                                                2,998,496         1,742,658
  Accrued liabilities                                                            2,306,745         1,965,561
                                                                              ------------      ------------

      Total current liabilities                                                 16,140,080        19,045,151

Long-term liabilities:
  Other liabilities                                                              1,079,041           710,257
  Notes payable                                                                  5,766,091         5,016,109
  Notes payable - officers                                                       2,064,126                --
                                                                              ------------      ------------

      Total long-term liabilities                                                9,220,156         5,726,366

Minority interest                                                                    9,263            25,865

Commitments, Contingencies and Litigation (Note 12)
Stockholders' equity:
  Common stock - no par value, 5,000,000 shares authorized, 2,150,216 and
    2,141,882 shares issued, 1,918,420 and
    1,910,086 shares outstanding, respectively                                   3,764,020         3,748,270
  Class B Common stock - no par value, 500,000 shares authorized,
    0 shares issued and outstanding                                                      0                 0
  Preferred Stock - no par value
    2,000,000 shares authorized, 0 shares issued and outstanding                         0                 0
  Paid-in-capital                                                                5,554,332         5,554,332
  Warrants issued in connection with subordinated debt and bank debt               595,174           135,462
  Accumulated deficit                                                           (3,528,063)       (2,962,016)
  Accumulated other comprehensive earnings                                        (234,768)           (6,002)
  Less:
      Treasury stock - 231,796 shares                                             (939,114)         (939,114)
      Notes receivable from stockholders                                                 0           (56,456)
                                                                              ------------      ------------

      Total stockholders' equity                                                 5,211,581         5,474,476
                                                                              ------------      ------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                      $ 30,270,182      $ 30,271,858
                                                                              ============      ============

See accompanying notes

CTI Industries Corporation and Subsidiaries
Consolidated Statements of Operations

                                                                          Year Ended December 31,
                                                                 2003              2002              2001
                                                                                                 (as restated)
                                                             ------------      ------------      -------------
Net Sales                                                    $ 36,259,638      $ 41,236,476      $ 27,446,494

Cost of Sales                                                  29,626,450        32,344,115        19,835,066
                                                             ------------      ------------      ------------
      Gross profit on sales                                     6,633,188         8,892,361         7,611,428

Operating expenses:
  Administrative                                                4,054,607         4,224,777         3,701,591
  Selling                                                       1,441,501         1,551,538         1,760,138
  Advertising and marketing                                     1,816,301         1,671,106         1,132,977
                                                             ------------      ------------      ------------

      Total operating expenses                                  7,312,409         7,447,421         6,594,706
                                                             ------------      ------------      ------------

(Loss) income from operations                                    (679,221)        1,444,940         1,016,722

Other income (expense):
  Interest expense                                             (1,103,395)         (831,600)       (1,125,606)
  Interest income                                                  13,618             3,157             6,160
  Gain on sale of assets                                           28,007                 0                 0
  Foreign currency (loss) gain                                    (36,132)         (281,186)           89,028
  Other                                                           428,126                 0                 0
                                                             ------------      ------------      ------------
      Total other income (expense)                               (669,776)       (1,109,629)       (1,030,418)
                                                             ------------      ------------      ------------

(Loss) income  before income taxes (benefit)
  and minority interest                                        (1,348,998)          335,311           (13,696)

Income tax (benefit) expense                                     (782,468)           39,065           276,553
                                                             ------------      ------------      ------------

(Loss) income before minority interest                           (566,530)          296,246          (290,249)

Minority interest in income of subsidiary                            (483)           (6,266)          (57,957)
                                                             ------------      ------------      ------------

      Net (loss) income                                      $   (566,047)     $    302,512      $   (232,292)
                                                             ============      ============      ============

(Loss) income applicable to common shares                    $   (566,047)     $    302,512          (232,292)
                                                             ============      ============      ============

(Loss) income per common share - basic                       $      (0.30)     $       0.18      $      (0.15)
                                                             ============      ============      ============

(Loss) income per common share - diluted                     $      (0.30)     $       0.16      $      (0.15)
                                                             ============      ============      ============
Weighted average number of shares and equivalent shares
  of common stockoutstanding:
    Basic                                                       1,918,260         1,688,384         1,511,958
                                                             ============      ============      ============
    Diluted                                                     1,918,260         1,884,405         1,511,958
                                                             ============      ============      ============

See accompanying notes

CTI Industries Corporation and Subsidiaries
Consolidated Statements of Cash Flows

                                                                                  For the Year Ended December 31,
                                                                         2003                  2002                  2001
                                                                                                                (as restated)
                                                                  -------------------------------------------------------------
Cash flows from operating activities:
  Net (loss) income                                                  $  (566,047)          $   302,512           $  (232,292)
  Adjustment to reconcile net (loss) income to cash
      provided by operating activities:
    Depreciation and amortization                                      1,618,563             1,588,187             1,665,758
    Deferred gain on sale/leaseback                                      (30,047)              (30,046)              (30,046)
    Amortization of Debt Discount                                        238,199                27,500               124,657
    Minority interest in loss of subsidiary                                 (483)               (6,266)              (57,957)
    Provision for losses on accounts receivable & inventory              355,000               300,000               240,000
    Deferred income taxes                                               (782,468)              (25,700)              225,908
    Change in assets and liabilities:
      Accounts receivable                                                619,113            (1,075,314)           (1,859,791)
      Inventory                                                          560,433            (1,964,697)           (1,832,182)
      Other assets                                                       (66,313)             (122,112)              132,809
      Accounts payable and accrued expenses                              263,960             4,056,872             2,246,986
                                                                     -------------------------------------------------------

          Net cash provided by operating activities                    2,342,536             3,050,936               623,850

Cash flows from investing activity:
  Purchases of property, plant and equipment                          (1,141,468)           (2,477,831)           (1,002,136)
                                                                     -------------------------------------------------------

          Net cash used in investing activities                       (1,141,468)           (2,477,831)           (1,002,136)

Cash flows from financing activities:
  Checks written in excess of bank balance                               227,648               113,460                     0
  Net change in revolving line of credit                              (2,037,993)              (55,068)            2,088,176
  Proceeds from issuance of long-term debt                             6,858,344                     0             4,299,000
  Repayment of long-term debt                                         (5,649,214)             (591,182)           (5,604,248)
  Repayment of short-term debt                                                 0                     0              (500,000)
  Repayment of subordinated debt                                               0                     0               (10,000)
  Collection of Stockholder note                                          56,456                     0                     0
  Proceeds from exercise of Stock options                                 15,750                     0                     0
  Proceeds from exercise of warrants                                                            19,750                     0
  Cash paid for deferred financing fees                                 (275,044)                    0                     0
  Purchase of Treasury Stock                                                   0                     0              (171,380)
                                                                     -------------------------------------------------------

          Net cash (used in) provided by financing activities           (803,853)             (513,040)              101,548

CTI Industries Corporation and Subsidiaries
Consolidated Statements of Cash Flows (cont'd.)

                                                                                  For the Year Ended December 31,
                                                                         2003                  2002                  2001
                                                                                                                (as restated)
                                                                  -------------------------------------------------------------
Effect of exchange rate changes on cash                                 (227,966)              (10,060)               (5,308)
                                                                     -------------------------------------------------------

Net increase (decrease) in cash                                          169,249                50,005              (282,046)

Cash and Equivalents at Beginning of Period                              160,493               110,488               392,534
                                                                     -------------------------------------------------------

Cash and Equivalents at End of Period                                $   329,742           $   160,493           $   160,493
                                                                     =================================           ===========

Supplemental disclosure of cash flow information:
    Cash payments for interest                                           865,196               776,802               876,326
    Cash payments for taxes                                               42,295               140,072                     0

Supplemental non-cash investing and financing activities:
    Issuance of stock for subordinated debt                                    0               715,000                     0
    Long-term debt incurred for the purchase of equipment                      0             2,230,719                     0
    Note payable incurred to purchase 21.8% of minority
        interest in CTI Mexico S. A. de C.V                                    0               148,290                     0
    Stock Dividend                                                             0             1,280,758                     0
    Conversion of accounts payable to notes payable                    3,534,326                     0                     0
    Common stock exchanged to exercise warrants                                0               192,350                     0
    Refinance mortgage                                                 2,671,243                     0                     0

See accompanying notes

CTI Industries Corporation and Subsidiaries
Consolidated Statements of Stockholders'
Equity

                                                                                                                        Warrants
                                             Common Stock              Class B Common Stock                            issued in
                                       ------------------------     -------------------------        Paid-in        connection with
                                         Shares       Amount          Shares        Amount           Capital       subordinated debt
                                       ---------------------------------------------------------------------------------------------
Balance, December 31, 2000               966,327   $    188,434       366,300    $  1,000,000      $  5,554,332      $    351,978
                                       =============================================================================================
Expiration of stock
  redemption period

Warrants issued in connection
  with subordinated debt                                                                                             $    135,462

Purchase of Treasury Stock

Net Loss

Other comprehensive income
  Foreign currency translation

Total comprehensive loss
                                       ---------------------------------------------------------------------------------------------
Balance, December 31, 2001               966,327   $    188,434       366,300    $  1,000,000      $  5,554,332      $    487,440
                                       =============================================================================================

Options Excersised                        11,000   $     19,750

Class B Conversion                       366,300   $  1,000,000     ($366,300)    ($1,000,000)

Stock Dividend                           304,218   $  1,280,758

Warrant exercise for
subordinated debt                        423,579   $  1,066,978                                                         ($351,978)

Cashless exercise of warrants             70,458   $    192,350

Net Income

                                                                                          Less
                                                           Accumulated       -----------------------------
                                                              Other                  Treasury Stock
                                         Accumulated      Comprehensive      -----------------------------
                                           Deficit           Earnings           Shares           Amount
                                       -------------------------------------------------------------------
Balance, December 31, 2000             $ (1,751,478)      $    (42,244)           124,683    $   (575,384)
                                       ===================================================================
Expiration of stock
  redemption period

Warrants issued in connection
  with subordinated debt

Purchase of Treasury Stock                                                         74,513    $   (171,380)

Net Loss                               $   (232,292)

Other comprehensive income
  Foreign currency translation                            $    (75,763)

Total comprehensive loss
                                       -------------------------------------------------------------------
Balance, December 31, 2001             $ (1,983,770)      $   (118,007)           199,196    $   (746,764)
                                       ===================================================================

Options Excersised

Class B Conversion

Stock Dividend                          ($1,280,758)

Warrant exercise for
subordinated debt

Cashless exercise of warrants                                                $     32,600    $   (192,350)

Net Income                             $    302,512

                                                                    Less
                                       ------------------------------------------------------------------
                                        Redeemable           Stock         Notes Recvble
                                       Common Stock       Sub Recvble      Shareholders         TOTAL
                                       -----------------------------------------------------------------
Balance, December 31, 2000             $         --      $      4,700      $    (56,456)     $ 4,664,482
                                       =================================================================
Expiration of stock
  redemption period                    $         --      $     (4,700)                       $     4,700

Warrants issued in connection
  with subordinated debt                                                                     $   135,462

Purchase of Treasury Stock                                                                   $  (171,380)

Net Loss                                                                                     $   232,292)

Other comprehensive income
  Foreign currency translation                                                               $   (75,763)
                                                                                             -----------

Total comprehensive loss                                                                     $  (308,055)
                                       -----------------------------------------------------------------
Balance, December 31, 2001             $         --      $         --      $    (56,456)     $ 4,325,209
                                       =================================================================

Options Excersised                                                                           $    19,750

Class B Conversion                                                                           $        --

Stock Dividend                                                                               $        --

Warrant exercise for
subordinated debt                                                                            $   715,000

Cashless exercise of warrants                                                                $        --

Net Income                                                                                   $   302,512


Other comprehensive income
  Foreign currency translation

Total comprehensive loss

                                       ------------------------------------------------------------------------------------------
Balance, December 31, 2002             2,141,882   $  3,748,270             0    $         --      $  5,554,332      $    135,462
                                       ==========================================================================================

Options Excersised                         8,334   $     15,750

Warrant exercise for
subordinated debt                                                                                                    $    459,712

Collection of Notes
Receivable

Net Income

Other comprehensive income
  Foreign currency translation


Total comprehensive loss

                                       ------------------------------------------------------------------------------------------
Balance, December 31, 2003             2,150,216   $  3,764,020            --    $         --      $  5,554,332      $    595,174
                                       ==========================================================================================

Other comprehensive income
  Foreign currency translation                            $    112,005

Total comprehensive loss

                                       -------------------------------------------------------------------
Balance, December 31, 2002             $ (2,962,816)      $     (6,002)           231,796    $   (939,114)
                                       ===================================================================

Options Excersised

Warrant exercise for
subordinated debt

Collection of Notes
Receivable

Net Income                                ($566,047)

Other comprehensive income
  Foreign currency translation                               ($228,776)


Total comprehensive loss

                                       -------------------------------------------------------------------
Balance, December 31, 2003             $ (3,528,063)      $   (234,768)           231,796    $   (939,114)
                                       ===================================================================

Other comprehensive income
  Foreign currency translation                                                               $   112,005
                                                                                             -----------
Total comprehensive loss                                                                     $   414,517

                                       -----------------------------------------------------------------
Balance, December 31, 2002             $         --      $         --      $    (56,456)     $ 5,473,676
                                       =================================================================

Options Excersised                                                                           $    15,750

Warrants issued in connection
with subordinated debt                                                                       $   459,712

Collection of Notes
Receivable                                                                 $     56,456      $    56,456

Net Income                                                                                   $  (566,047)

Other comprehensive income
  Foreign currency translation                                                               $  (227,966)

                                                                                             -----------
Total comprehensive loss                                                                     $  (794,813)

                                       -----------------------------------------------------------------
Balance, December 31, 2003             $         --      $         --      $         --      $ 5,211,581
                                       =================================================================

The accompanying notes are an integral part of the financial statements.

CTI Industries Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

      1. Nature of Operations

CTI Industries Corporation (the "Company"), its United Kingdom subsidiary (CTI Balloons Limited), and Mexican subsidiaries (Flexo Universal, S.A. de C.V., CTI Mexico Corporation, S.A. de C.V. and CTF International S.A. de C.V.) (i) design, manufacture and distribute metallized and latex balloon products throughout the world and (ii) operates systems for the production, lamination, coating and printing of films used for food packaging and other commercial uses and for conversion of films to flexible packaging containers and other products.

      2. Basis of Presentation

During the year ended December 31, 2003, the Company incurred a net operating loss before taxes of $1,349,000. As of December 31, 2003 and 2002, the Company had a working capital deficiency of $706,000 and $2,907,000, respectively. The Company depends on its line of credit, including a term loan and revolving line of credit with its principal lenders, and continued financial support from its principal stockholders/officers for liquidity. This line of credit expires on December 31, 2005.

For the year ending December 31, 2004, management anticipates improvement in its operating results and in cash generated from operating activities resulting in, among other things, from restructuring certain operations. However, there is no assurance that such improvements in operating results will occur or that the funds provided from the Company's line of credit and operations will be sufficient to meet the Company's current obligations.

      3. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of CTI Industries Corporation, its wholly owned subsidiaries CTI Balloons Ltd. ("CTI Balloons") and CTF International S.A. de C.V., and its majority owned subsidiaries, Flexo Universal S.A. de C.V. ("Flexo Universal") and CTI Mexico Corporation S.A. de C.V. ("CTI Mexico"). All significant intercompany accounts and transactions have been eliminated upon consolidation.

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

Restatements

The Company's December 31, 2001 financial statements have been restated as further discussed in Amendment No. 1 to the Company's 2001 Form 10-KSB.

Accounting Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the amounts reported of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period in the financial statements and accompanying notes. Actual results may differ from those estimates. The Company's significant estimates include reserves for doubtful accounts, reserves for lower of cost to market of inventory and recovery value of good will.

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

CTI Industries Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

3. Summary of significant accounting policies, continued

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

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using standard costs which approximates costing determined on a first-in, first-out basis, and periodic adjustments to reflect the actual cost of production of inventories.

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

            Building .......................................      25 - 30 years
            Machinery and equipment ........................      3 - 15 years
            Office furniture and equipment .................      5 - 8 years
            Leasehold improvements .........................      5 - 8 years
            Furniture & equipment at customer locations ....      2 - 3 years

Goodwill

Prior to January 1, 2002, goodwill was amortized over 15 years using the straight-line method. Subsequent to that date, the Company has followed, and does now follow, the provisions of Statement of Financial Accounting Standards
142. "Goodwill and Other Intangible Assets," under which goodwill is not amortized but is tested at least annually for impairment. Goodwill on the accompanying balance sheets relates to Flexo Universal/CTI Mexico. It is the Company's policy to perform impairment testing for Flexo Universal/CTI Mexico annually as of December 31.

Impairment of long lived assets

The Company evaluates whether events or circumstances have occurred which indicate that the carrying amounts of long-lived assets (principally property and equipment) may be impaired or not recoverable. The significant factors that are considered that could trigger an impairment review include: changes in business strategy, market conditions, or the manner of use of an asset; underperformance relative to historical or expected future operating results; and negative industry or economic trends. In evaluating an asset for possible impairment, management estimates that asset's future undiscounted cash flows and appraised values to measure whether the asset is recoverable, the Company measures the impairment based on the projected discounted cash flows of the asset over its remaining life. While the Company believes that our estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect these evaluations.


Deferred Financing Costs

Deferred financing costs relates to the refinancing of debt in December, 2003. These costs are being amortized on a straight-line basis over the term of the loans.

CTI Industries Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

3. Summary of significant accounting policies, continued

Income Taxes

The Company accounts for income taxes using the asset and liability method. As such, deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Deferred tax assets and liabilities are measured using enacted tax rates expected to be in effect when the anticipated reversal of these differences is scheduled to occur. The effect of a change in tax rates on deferred tax assets or liabilities is recognized in income in the period and includes the enactment date. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Fair Value of Financial Instruments

The fair value of financial instruments are not materially different from their carrying values.

Other Comprehensive Income

For years ended December 31, 2003, 2002 and 2001, other comprehensive income consisted of foreign currency translation adjustments and a foreign deferred tax benefit.

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

Stock-Based Compensation

At December 31, 2003, the Company has four stock-based compensation plans, which are described more fully in Note 15. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. The Company recognizes compensation cost for stock-based compensation awards equal to the difference between the quoted market price of the stock at the date of grant or award and the price to be paid by the employee upon exercise in accordance with the provisions of APB No. 25. Based upon the terms of Company's current stock option plans, the stock price on the date of grant and price paid upon exercise are the same. Accordingly, no stock-based employee compensation cost has been recognized, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and earnings (loss) per share had compensation cost for all of the stock-based compensation plans been determined based on the grant date fair values of awards (the method described in FASB Statement No. 123, Accounting for Stock-Based Compensation):

CTI Industries Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

3. Summary of significant accounting policies, continued

                                                             Years Ended December 31,
                                                        2003           2002           2001
                                                      --------       --------       --------
Net (Loss) Income:
As reported ....................................      (566,047)       302,512       (232,292)

Deduct total stock-based employee
   compensation expense determined under fair
   value based method for all awards, net of
   related tax effects .........................        (8,583)      (117,375)      (152,901)
                                                      --------       --------       --------

   Pro forma net income (loss) .................      (574,630)       185,137       (385,193)
                                                      ========       ========       ========

Net income (loss) per share:

   Basic - As reported .........................         (0.30)          0.18          (0.15)

   Basic - Proforma ............................         (0.30)          0.11          (0.25)

   Diluted - As reported .......................         (0.30)          0.16          (0.15)

   Diluted - Proforma ..........................         (0.30)          0.10          (0.25)

The fair value of each option was estimated as of the date of the grant using the Black-Scholes option pricing model based on the following assumptions:

                                                        2003         2002         2001
                                                       -----        -----        -----
      Expected life (years) ....................           5            5          7.5
      Volatility ...............................       136.6%       123.3%         117%
      Risk-free interest rate ..................         4.4%         2.9%         4.5%
      Dividend yield ...........................          --           --           --

Research and Development

The Company conducts product development and research activities which includes
(i) creative product development, (ii) creative marketing, and (iii) engineering. During the years ended December 31, 2003, 2002 and 2001, research and development activities totaled $335,000 $333,000 and $325,000, respectively.

New Accounting Pronouncements

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosures Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45 is effective on a prospective basis to guarantees issued or modified after December 31, 2002, but has certain disclosure requirements effective for financial statements of interim or annual periods ending after December 15, 2002. The Company does not currently have any guarantees. The Company does not anticipate that the adoption of the disclosure requirements will have a material effect on its financial position or results of operations.

In January, 2003 the Financial Accounting Standards Board issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51," which addresses consolidation by business enterprises of variable interest entities ("VIE's") either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. In December, 2003, the FASB completed deliberations of proposed modifications to FIN 46 resulting in multiple effective dates based on the nature as well as the creation date of the VIE. Special purpose entities created prior to February 1, 2003 may be accounted for under the original or revised interpretation's provisions no later than the Company's first quarter of 2004. Non-special purpose entities created prior to February 1, 2003 are to be accounted for under the revised interpretation's provisions no later than the Company's second quarter of 2004. Management has concluded that the provisions of FIN 46 do not apply to the Company with respect to its transactions with Pepper Road, Inc. (see Note 16).

CTI Industries Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

      4. Major Customers

For the year ended December 31, 2003, the Company had three customers that accounted for approximately 28.4%, 14.7% and 11%, respectively, of consolidated net sales. Corresponding percentages of consolidated net sales generated by these customers for the year ended December 31, 2002, were approximately 29%, 17% and 12% respectively, and in 2001, were approximately 23.0%, 14.0% and 2.7%, respectively. At December 31, 2003, the outstanding accounts receivable balances due from these three customers were $464,183, $566,557 and $862,407 respectively. At December 31, 2002 the outstanding accounts receivable balances due from these three customers were $1,149,856, $932,707 and $1,697,852. At December 31, 2001, the balance due from these three customers were $568,931, $579,035, and $367,677.

      5. Inventory

Inventory is comprised of the following:

                                          December 31, 2003    December 31, 2002
                                          -----------------    -----------------
      Raw materials ..................      $    866,111         $  1,865,871
      Work in process ................         1,365,317            2,135,503
      Finished goods .................         7,523,889            6,386,719
      Allowance, Excess Quantities ...          (492,157)            (354,500)
                                            ------------         ------------
      Total inventory ................      $  9,263,160         $ 10,033,593
                                            ============         ============

      6. Notes Payable

Long-term debt consists of:

                                                                                 Dec 31, 2003        Dec 31, 2002
                                                                                 ------------        ------------
      Term Loan with bank, payable in monthly installments of $22,222
      plus interest at prime plus 0.75% due February 1, 2004 .............       $         --        $  1,355,057

      Term Loan with bank, payable in monthly installments of $58,333 plus interest at prime (4% at December 31, 2003) plus 1.5%;
      balance due February 1, 2009 .......................................          3,500,000                  --

      Term Loan with bank, payable in monthly installments of $19,209 including interest at 6.25% due May 5, 2008 (loan renegotiated
      May 2003) ..........................................................          2,879,886        $  2,647,586

      Term Loan with bank, payable in monthly installments of $5,582
      including interest at 10.00% due and paid in January 5, 2004 .......              1,399              68,657

      Term Loan with bank, payable in monthly installments of $26,139 including interest at 5.75% due January, 2004 and paid
      December, 2003 .....................................................                 --           1,627,720

      Vendor notes, at various rates of interest, maturing through
      August, 2005 .......................................................          2,372,204                  --

      Subordinated Notes Due 2005, Interest at 9% Net of Debt
      Discount of $310,898 and $89,387 at December 31, 2003 and
      2002, respectively .................................................          1,269,102                  --

      Subordinated Notes due to an Officer, interest at 9% ...............            795,024                  --

      Loan payable to a Mexican finance institution denominated in
      Mexican Pesos bearing interest at 9.81% ............................             83,655              90,322

      Loan with bank, with interest payable monthly at prime (4.25%
      at December 31, 2002) ..............................................                 --             969,425

            Total ........................................................       $ 10,901,270        $  6,758,767
                                                                                 ------------        ------------

      Less current portion ...............................................         (2,998,496)         (1,742,658)
                                                                                 ------------        ------------

            Total long-term debt .........................................       $  7,902,774        $  5,016,109
                                                                                 ------------        ------------

CTI Industries Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

6. Notes Payable, continued

On December 31, 2003, the Company entered into a Loan and Security Agreement with a Bank under which the Bank provided to the Company a credit facility in the aggregate amount of $11,000,000, collateralized by substantially all assets of the Company. The credit facility expires on December 31, 2005; it is automatically renewed for successive one year terms unless terminated by either of the parties. The credit facility includes a term loan of $3,500,000, at an interest rate of prime plus 1.5% per annum (and is being amortized over a period of 60 months), which is based primarily upon the appraised value of the equipment of the Company and a revolving line of credit at an interest rate of prime plus 1.5% per annum (5.5% at December 31, 2003), the amount of which is based on advances of up to 85% of eligible receivables and up to 50% of the value of the Company's domestic inventory. Upon the receipt of any proceeds of sale or other disposition of equipment, or any proceeds from damage, destruction or condemnation, such proceeds must be paid as a mandatory prepayment of the term loan. In addition, 50 % of excess cash flow as of December 31, 2004, is required to be paid as a prepayment of the term loan. The Loan Agreement includes financial covenants requiring a minimal level of tangible net worth and ratio of EBITDA to fixed charges. The Company was in violation of the EBITDA to fixed charges at December 31, 2003 for which the bank has issued a waiver.

The loan agreement also prohibits new debt, loans by the Company, purchase of stock and dividends, without the consent of the Bank.

As of December 31, 2003, the balance outstanding on the credit facility was $3,694,241.

In January, 2001, the Company entered into a Loan and Security Agreement with an institutional lender under which the lender provided the Company with a credit facility in the amount of $9,500,000, collateralized by equipment, inventory, receivables and other assets of the Company. The credit facility included a term loan of $1,426,000, at an interest rate of prime plus 0.75% per annum, which was based upon the appraised value of the equipment of the Company and a revolving line of credit at an interest rate of prime plus 0.5% per annum, the amount of which was based on advances of up to 85% of eligible receivables and up to 40% of the value of the Company's inventory. In 2002, the lender advanced additional funds on the original term loan in the amount of $490,880, advanced a second term loan in the amount of $1,740,000 and increased the credit facility to $11,500,000. The term loans and revolving line of credit were secured by substantially all assets of the Company. The term of this credit facility was for a period of three years expiring in January 31, 2004. This line of credit was paid in full at December 31, 2003 and was terminated.

Also in January 2001, another lender loaned to the Company the sum of $2,873,000 in a refinance of the Company's principal office building and property situated in Barrington, Illinois. The loan is collateralized by this building and property, with a net carrying value of $2,886,595, and has been made in the form of two notes. The first note is in the principal amount of $2,700,000, bears interest at the rate of 9.75%, and has a term of five years with an amortization period of 25 years. In May 2003, the terms of this note was renegotiated to a note in the principal amount of $2,912,000 bearing 6.25% with a term of 5 years amortized over 30 years.

The second note is in the principal amount of $173,000 with an interest rate of 10%, and has a term of three years. The balance on this Note of $1,399 as of December 31, 2003, was paid on January 5, 2004.

Future Minimum principal payments, exclusive of debt discount, for amounts outstanding under these long-term debt agreements at December 31, 2003 are as follows:

                                                  2003
                                              -----------
                   2004 .................       3,016,404
                   2005 .................       2,948,195
                   2006 .................         756,065
                   2007 .................         759,723
                   2008 .................       3,362,530
                   Thereafter ...........          58,333
                                              -----------
                   Less Current Portion
                   Discount                    (2,998,496)
                                              ===========
                                              $ 7,902,774
                                              ===========

CTI Industries Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

      7. Subordinated Debt

In November, 1999, warrants to purchase up to 35,263, 246,840 and 222,157 shares of the Company's Common Stock at an exercise price of $1.418 per share were issued to Messrs. H. Schwan, J. Schwan and Merrick, respectively in consideration of subordinated loans by such individuals to the Company in the amounts, respectively, of $50,000, $350,000 and $315,000. Each of these warrants were exercised on June 3, 2002. The respective $50,000, $350,000 and $315,000 notes were cancelled and used as payment for the warrant shares.

In February, 2003, the Company received $1,630,000 from certain officers in exchange for (a) two year 9% subordinated notes, and (b) five year warrants to purchase 163,000 common shares at $4.87 per share. The proceeds were to (i) re-finance the bank loan of CTI Mexico in the amount of $880,000 and (ii) to provide financing for CTI Mexico and Flexo Universal. As a result of valuing the warrants and allocating a portion of the proceeds to the warrants, the Company recorded additional paid in capital attributable to the warrants of $459,712 and a related discount in the subordinated debt of the same amount. The subordinated debt is recorded at December 31, 2003, net of unamortized debt discount of $310,898. The debt discount is amortized using the effective interest method over the term of the debt.

At various times during 2003, a shareholder/officer loaned an aggregate of $795,024 to the Company in exchange for notes bearing interest at 8%. These notes are subordinated to the bank loan of the Company.

      8. Other Income

Other income of $428,126 set forth on the Comany's Consolidated Statements of Operations for the year ended December 31, 2003 includes income derived from the settlement of certain outstanding accounts with vendors for less than the amount recorded on the books of the Company.

      9. Other Liabilities

Items identified as Other Liabilities in the Company's Consolidated Balance Sheet as of Decmeber 31, 2003 include principally (i) obligations of Flexo Universal and CTI Mexico to a financial institution, a vendor and individuals for advances and (ii) the deferred amount of gain of the Company on the sale of a building to Pepper Road, Inc.

      10. Income Taxes

The income tax provisions are comprised of the following:

                                                    Year ended December 31,
                                                 2003         2002        2001
                                              ---------     --------    --------
Current:
   Federal ................................   $      --     $     --    $     --
   State ..................................          --           --          --
   Foreign ................................          --           --      22,316
                                              ---------     --------    --------
                                                     --           --      22,316

Deferred:
   Federal ................................    (361,881)      25,859     199,340
   State ..................................     (51,281)       3,665          --
   Foreign ................................    (369,306)       9,541      54,897
                                              ---------     --------    --------
                                               (782,468)      39,065     254,237
                                              ---------     --------    --------

Total income tax (benefit) provision ......   $(782,468)    $ 39,065    $276,553
                                              =========     ========    ========

The components of the net deferred tax asset (liability) at December 31 are as follows:

                                                               2003            2002            2001
      Deferred tax assets:
         Allowance for doubtful accounts ...............    $   139,845     $   135,667     $   141,915
         Inventory valuation ...........................        162,248         203,032         196,092
         Accrued liabilities ...........................        151,017         126,804         192,870
         Sale Leaseback ................................         68,037          79,701        (396,974)
         Unicap 263A Adjustment ........................         52,380              --              --
         Net operating loss carryforwards ..............      2,185,357       1,840,916       1,760,106
         Alternative minimum tax credit carryforward ...        338,612         338,612         338,600
         State Investment Tax Credit carryforward ......         18,041          26,225              --
         Other Foreign Tax Items .......................        137,993              --              --
         Foreign Asset Tax Credit carryforward .........        160,784         166,790              --
                                                            -----------     -----------     -----------

           Total deferred tax assets ...................      3,414,314       2,917,747       2,232,609

      Deferred tax liabilities:
         Book over tax basis of capital assets .........     (1,069,395)       (989,197)        841,626
         Cash basis of foreign inventory purchases .....       (264,933)       (500,578)             --
                                                            -----------     -----------     -----------

                                                             (1,334,328)     (1,489,775)        841,626
                                                            -------------------------------------------

      Net Deferred Assets before Valuation Allowance          2,079,986       1,427,972       1,390,983

      Less: Valuation allowance ........................       (738,600)       (738,600)       (738,600)
                                                            -----------     -----------     -----------

         Net deferred tax asset ........................    $ 1,341,386     $   689,372     $   652,383
                                                            ===========     ===========     ===========

CTI Industries Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

10. Income Taxes, continued

The Company maintains a valuation allowance with respect to deferred tax assets as a result of the uncertainty of ultimate realization. At December 31, 2003 the Company has net operating loss carryforwards of approximately $5,393,000 expiring in various years through 2023. The Company has approximately $338,600 of alternative minimum tax credits as of December 31, 2003, which have no expiration date. Future use of net operating loss carryforwards and income tax credits may be limited pursuant to Section 382 of the Internal Revenue Code. In addition, as per Mexican tax regulations, Flexo Universal has net operating loss carryforwards of approximately $2,822,000, expiring in 2013. Unremitted earnings of foreign subsidiaries have been indefinitely reinvested.

Income tax provisions differed from the taxes calculated at the statutory federal tax rate as follows:

                                                               Year Ended December 31,
                                                     2003               2002               2001
                                                 ------------       ------------       ------------
Taxes at statutory rate .................         $(393,154)         $ 114,000          $  (4,600)
State income taxes ......................           (55,504)            16,000                  0
Nondeductible Expenses ..................            20,564             41,000                 --
Increase in deferred tax
   Valuation allowance ..................                 0                 --             27,300
State credit created in current year ....                 0            (22,000)                --
Foreign taxes and other .................          (354,374)          (109,935)           253,853
                                                  ---------          ---------          ---------

Income tax provision ....................         $(782,468)         $  39,065          $ 276,553
                                                  =========          =========          =========

      11. Employee Benefit Plan

The company has a defined contribution plan for substantially all employees. Prior to January 1, 2004, the plan provided for the Company matching contributions on the first $300 of employee contributions with an additional bonus match of 1% of compensation for all participants who were employees on the last date of the plan year. Profit sharing contributions may also be made at the discretion of the Board of Directors. Effective January 1, 2004 the Company amended its defined contribution plan. Under the amended plan the maximum contribution for the Company is 2% of gross wages. Employer contributions to the plan totaled $54,836 for the year ended December 31, 2003, and $53,680 for the year ended December 31, 2002, and $57,160 for the year ending December 31, 2001.

      12. Related Party Transactions

The Company obtains legal services from a law firm in which two shareholders of the law firm are also shareholders of the Company, and in which one shareholder of the law firm is both a director and a shareholder of the Company. Legal fees incurred with this firm were $107,000 for the year ended December 31, 2003 and $102,000 for the year ended December 31, 2002, and $121,000 for the year ended December 31, 2001.

In 1998, the Company advanced funds totaling $81,352 to officers of the Company. $56,456 of these funds were used to purchase common stock of the Company and were reflected as a contra equity account at December 31, 2002 and 2001. During 2003, these obligations have been repaid in their entirety.

A shareholder/officer of the Company is President of Packaging Systems, L.L.C. and affiliated companies. The Company made purchases of packaging materials from these entities in the amount of $118,011 and $273,910 during each of the years ended December 31, 2002 and 2003, respectively.

In November, 1999, the Company sold a building to a related party. See Note 15.

CTI Industries Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

      13. Goodwill and Intangible Assets

On January 1, 2002, the Company implemented Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. Under the provisions of SFAS 142, goodwill is no longer subject to amortization over its estimated useful life, but instead will be subject to at least annual assessments for impairment by applying a fair- value based test. SFAS 142 also requires that an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the asset can be sold, licensed, rented or exchanged, regardless of the acquirer's intent to do so. The Company has no acquired intangible assets other than goodwill. The Company determined that no transitional impairment loss was required at January 1, 2002.

The Company retained an independent consulting firm to conduct a study and make a determination whether the goodwill reflected on the Company's financial statements was impaired as of January 1, 2002, December 31, 2002 and December 31, 2003. For each of such times, the Company has received the report and opinion of such consulting firms to the effect that there was no impairment of goodwill reflected on the financial statements of the Company as of each of January 1, 2002, December 31, 2002 and December 31, 2003.

The gross carrying amount of goodwill as of December 31, 2003 and 2002 is $1,113,108.

The following information is provided with respect to amortization of good will during 2001:

                                                Year Ended December 31
                                         2003            2002           2001
                                     ------------------------------------------
Reported net income (loss)           $  (566,047)    $   302,512    $  (232,292)
Add back: Goodwill amortization      $        --     $              $    86,664
                                     -----------     -----------    -----------
Adjusted net income (loss)           $  (566,047)    $   302,512    $  (145,628)
Basic earnings per share
Reported net income (loss)           $     (0.30)    $      0.18    $     (0.15)
Add back: Goodwill amortization      $        --     $        --    $      0.07
                                     -----------     -----------    -----------
Adjusted net income (loss)           $     (0.30)    $      0.18    $     (0.08)
                                     ===========     ===========    ===========
Fully diluted earnings per share:
Reported net income (loss)           $     (0.30)    $      0.16    $     (0.15)
Add back: Goodwill amortization      $        --     $        --    $      0.07
                                     -----------     -----------    -----------
Adjusted net income (loss)           $     (0.30)    $      0.16    $     (0.08)
                                     ===========     ===========    ===========

      14. Commitments, Contingencies and Litigation

Operating Leases

The Company entered into a 10-year lease agreement for office and warehouse facilities in November 1999, requiring monthly payments of $17,404, to Pepper Road, Inc., an entity which is owned by certain principal stockholders/officers of the Company. In 2003 the rent was reduced to $15,500 per month. Approximately 50% of the facility was subleased through March 2002, and after that, the Company assumed the remaining 50% of the facility. The Company's United Kingdom subsidiary also maintains a lease for office and warehouse space which expires in 2019.

The Company leases office equipment under operating leases which expire on various dates between April 2004 and December 2006.

The net lease expense was $555,197, $348,631 and $269,643 for the years ended December 31, 2003, 2002 and 2001, which includes $193,613 in 2003 and $208,844 in 2002 and 2001 to Pepper Road, Inc.

The future aggregate minimum net lease payments under existing agreements as of December 31, as follows:

                                 Pepper Road,                     Total
                                     Inc.           Other     Lease Payments
                                 ------------    ----------   --------------
      2004 ..................     $  186,000     $  356,532     $  542,532
      2005 ..................        186,000        346,905        532,905
      2006 ..................        186,000        315,771        501,771
      2007 ..................        186,000        286,728        472,728
      2008 ..................        186,000         51,700        237,700
      Thereafter ............        155,000        568,700        723,700
                                  ----------     ----------     ----------
         Total ..............     $1,085,000     $1,926,336     $3,011,336
                                  ----------     ----------     ----------

Licenses

At December 31, 2003, Company had certain merchandising license agreements which are of a one to two year duration that require royalty payments based upon the Company's net sales of the respective products. The agreements call for guaranteed minimum commitments that are determined on a calendar year basis. Future guaranteed commitments due, as computed on a pro rata basis, as of December 31, are as follows:

CTI Industries Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

14. Commitments and Contingencies, continued

                  2004.....................       $86,664
                  2005.....................       $76,664

      15. Litigation

On September 5, 2003, Airgas Inc., Airgas-Southwest, Inc., Airgas-South, Inc. and Airgas-East, Inc. filed a joint action against CTI Industries Corporation for claimed breach of contract in the Circuit Court of Lake County, Illinois claiming as damages the aggregate amount of $162,242. The Company has filed an answer denying the material claims of the complaint, affirmative defenses and a counterclaim. In the action, the plaintiffs claim that CTI Industries Corporation owes them certain sums for (i) helium sold and delivered, (ii) rental charges with respect to helium tanks and (iii) replacement charges for tanks claimed to have been lost. The Company intends to vigorously defend this action and to pursue its counterclaim.

In addition, the Company is also party to certain lawsuits arising in the normal course of business. The ultimate outcome of these matters is unknown, but in the opinion of management, the settlement of these matters is not expected to have a significant effect on the future financial position or results of operations of the Company.

      16. Sale/Leaseback of Building

In November, 1999, the Company sold its building located next to its headquarters in Barrington, Illinois to Pepper Road, Inc. ("Pepper Road") for a gain of $300,467, and entered into an agreement to lease back the facility. Pepper Road is an entity in which officers/shareholders of the Company have a controlling interest. The gain realized on the sale was deferred and is being recognized into income over the 10 year lease term.

      17. Relationship with Pepper Road, Inc.

Pepper Road, Inc. ("Pepper Road") purchased from the Company certain real estate, including a building and leases that property to the Company under a 10 year lease. The unaudited financial statements of Pepper Road for its fiscal year ended December 31, 2003 include:

Gross Lease Income .............................................      $  193,615

Net Income .....................................................      $    3,483

Assets, primarily land and building ............................      $1,819,328

Liabilities, primarily notes payable to bank ...................      $1,818,272

Equity .........................................................      $    1,056

The Company paid a total of $193,615 in lease payments to Pepper Road during 2003, and $208,844 in lease payments during 2002 and 2001, respectively. The lease commitments of the Company to Pepper Road are included in Note 14. Each of the following persons owns a one-third equity interest in Pepper Road: Howard Schwan, President, John Schwan, Chairman of the Board and Stephen Merrick, Executive Vice President. Each of the foregoing persons is a director and a significant shareholder of the Company. Management has concluded that the provisions of FIN 46 do not apply to the Company with respect to its transactions with Pepper Road, Inc.

      18. Authorized Preferred Stock

The Certificate of Incorporation of the Company authorizes the issuance, by the Board of Directors fixing all rights, preferences and designations, of up to 2,000,000 shares of Preferred Stock of the Company, no par value. No shares of this Preferred Stock have been issued and there are no shares of such stock issued or outstanding.

      19. Stock Options and Warrants

Under the Company's 1997 Stock Option Plan, options to purchase 98,416 shares of Common Stock have been granted as of October 31, 1998, and remain outstanding at December 31, 2003. The options are exercisable immediately upon grant and have a term of ten years. The Plan provides for the award of options, which may either be incentive stock options ("ISOs") within the meaning of Section 422A of the Internal Revenue Code of 1986, as amended (the "Code") or non-qualified options ("NQOs") which are not subject to special tax treatment under the Code. The Plan is administered by the Board or a committee appointed by the Board (the "Administrator"). Officers,

CTI Industries Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

19. Stock Options and Warrants, continued

directors, and employees of, and consultants to, the Company or any parent or subsidiary corporation selected by the Administrator are eligible to receive options under the Plan. Subject to certain restrictions, the Administrator is authorized to designate the number of shares to be covered by each award, the terms of the award, the date on which and the rates at which options or other awards may be exercised, the method of payment and other terms.

On March 19, 1999, the Board of Directors approved for adoption, effective May 6, 1999, the 1999 Stock Option Plan ("Plan"). The Plan authorizes the grant of options to purchase up to an aggregate of 158,733 shares of the Company's Common Stock. As of December 31, 2003, 147,027 options had been granted under the 1999 Stock Option Plan. The options are exercisable immediately upon grant, and have a term of ten years.

On April 12, 2001 the Board of Directors approved for adoption, effective December 27, 2001, the 2001 Stock Option Plan ("Plan"). The Plan authorizes the grant of options to purchase up to an aggregate of 158,733 shares of the Company's Common Stock. As of December 31, 2003, 106,550 options had been granted under the 2001 Stock Option Plan. The options are exercisable immediately upon grant and have a term of ten years.

On April 24, 2002 the Board of Directors approved for adoption, effective October 12, 2002, the 2002 Stock Option Plan ("Plan"). The Plan authorizes the grant of options to purchase up to an aggregate of 142,860 shares of the Company's Common Stock. As of December 31, 2003, 58,930 options had been granted under the 2002 Stock Option Plan. The options are exercisable immediately upon grant and have a term of ten years.

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

In July, 2001, certain members of management were issued warrants to purchase 119,050 shares of the Company's Common Stock at an exercise price of $1.50 per share in consideration of their facilitating and guaranteeing and securing bank loans to the Company in the amount of $1.4 million and for advancing additional monies to the company that were repaid in 2001. The warrants have a term of five years.

In March, 2003, certain members of management were issued warrants to purchase an aggregate of 163,000 shares of common stock of the Company at an exercise price of $4.87, per share, the then market price, in consideration of such persons making subordinated loans to the Company in the aggregate of $1,730,000, the warrants have a term of five years. See Note 7.

CTI Industries Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

19. Stock Options and Warrants, continued

The following is a summary of the activity in the Company's stock option plans and other options and warrants issued, as restated for the stock dividend, for the years ended December 31, 2003, 2002 and 2001:

                                                                   Weighted                    Weighted                    Weighted
                                                                      Avg.                        Avg.                        Avg.
                                                       Dec. 31,    Exercise                    Exercise       Dec. 31,     Exercise
                                                         2003        Price     Dec. 31, 2002     Price          2001         Price
                                                       --------    --------    -------------   --------      ---------     --------
Outstanding and exercisable, beginning of period ...   572,862       $2.58       1,094,739       $2.04         884,814       $2.28
Granted ............................................   170,000        2.22          79,764        2.22         240,482        2.01
Exercised ..........................................    (8,334)       1.54        (601,245)       1.54              --          --
Cancelled ..........................................    (8,929)       6.51            (396)       6.51         (30,557)       5.37
                                                       -------       -----       ---------       -----       ---------       -----
Outstanding and exercisable at the end of period ...   725,599       $2.58         572,862       $2.58       1,094,739       $2.04

At December 31, 2003, available options to grant were 76,930.

Significant option and warrant groups outstanding at December 31, 2003 and related weighted average price and remaining life information are as follows:

                                                      Exercise       Remaining
     Grant Date           Outstanding   Exercisable     Price       Life (Years)
---------------------     -----------   -----------   --------      ------------
September 1997 ......         5,953         5,953       $6.28             3
September 1998 ......        92,463        92,463       $6.51             4
September 1998 ......        11,905        11,905       $2.10             4
September 1999 ......        19,079        19,079       $1.42             0
March 2000 ..........       138,693       138,693       $1.95             6
July 2001 ...........       119,050       119,050       $1.50             2
December 2001 .......       100,597       100,597       $1.46             7
April 2002 ..........        11,905        11,905       $2.10             8
December 2002 .......        55,954        55,954       $2.36             8
February 2003 .......       163,000       163,000       $4.87             4
December 2003 .......         7,000         7,000       $2.26            10
                            -------                     -----
Total Options and
Warrants Outstanding ..     725,599
Weighted Average
Exercise Price ........                                 $3.11

The weighted average fair value of options granted during the year ending December 31, 2003, 2002 and 2001 were $2.00, $1.92 and $1.48 per share, respectively.

      20. Stock Dividend and Class B Common Stock Conversion

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

In July, 1997, the Company effected a recapitalization (the "Recapitalization") without a formal reorganization. As part of the Recapitalization, the Board of Directors approved the creation of Class B Common Stock, approved a 1 for 2.6 reverse stock split on both the Common Stock and Preferred Stock, and negotiated a conversion of all then outstanding shares of the Company's Convertible Preferred Stock into an aggregate of 366,300 shares of Class B Common Stock. The conversion was effective upon the closing of an initial public offering of 575,000 shares of the Company's Common Stock on November 5, 1997. The shares of Class B Common Stock contained rights identical to shares of Common Stock, except that shares of Class B Common Stock, voting separately as a class, had the right

CTI Industries Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

20. Stock Dividend and Class B Common Stock Conversion, continued

to elect four of the Company's seven directors. Shares of Common Stock and Class B Common Stock, voting together as a class, vote on all other matters, including the election of the remaining directors. The recapitalization, initial public offering and related transactions were approved by written consent of the shareholders. On July 1, 2002, all outstanding shares of Class B Common Stock, by their terms, were converted to common stock.

      21. Earnings Per Share

Basic earnings per share is computed by dividing the income available to common shareholders, net earnings, by the weighted average number of shares of common stock outstanding during each period.

Diluted earnings per share is computed by dividing the net earnings by the weighted average number of shares of common stock and common stock equivalents (redeemable common stock, stock options and warrants), unless anti-dilutive, during each period.

Earnings per share for the years ended December 31, 2003, December 31, 2002 and December 31, 2001 was computed as follows:

                                                              Year Ended             Year Ended           Year Ended
                                                             December 31,           December 31,         December 31,
                                                                 2003                   2002                 2001
                                                             ------------           ------------         ------------
                       BASIC
Average shares outstanding:
   Weighted average shares
     Outstanding during period ....................             1,918,260             1,688,384            1,511,958
                                                             ============           ===========          ===========

Earnings:
Net (loss) income .................................          $   (566,047)          $   302,512          $  (232,292)
                                                             ============           ===========          ===========

Amount for per share
   Computation ....................................          $   (566,047)          $   302,512          $  (232,292)
                                                             ============           ===========          ===========

Net (loss) earnings applicable to
     Common shares ................................          $      (0.30)          $      0.18          $     (0.15)
                                                             ============           ===========          ===========

                      DILUTED
Average shares outstanding:
   Weighted average shares
     Outstanding ..................................             1,918,260             1,688,384            1,511,958
   Common stock equivalents (options/warrants) ....                                     196,021                   --
                                                             ------------           -----------          -----------
Weighted average shares
   Outstanding during period ......................             1,918,260             1,884,405            1,511,958
                                                             ============           ===========          ===========

Earnings:
   Net (loss) income ..............................          $   (566,047)          $   302,512          $  (232,292)
                                                             ============           ===========          ===========

Amount for per share
   Computation ....................................          $   (566,047)          $   302,512          $  (232,292)
                                                             ============           ===========          ===========

Net (loss) earnings applicable to
     Common shares ................................          $      (0.30)          $      0.16          $     (0.15)
                                                             ============           ===========          ===========

CTI Industries Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

      22. Geographic Segment Data

The Company's operations consist of a business segment which designs, manufactures, and distributes balloon products. Transfers between geographic areas were primarily at cost. The Company's subsidiaries have assets consisting primarily of trade accounts receivable, inventory and machinery and equipment. Sales and selected financial information by geographic area for the periods ended December 31, 2002, and December 31, 2003 are as follows:

                              United States     United Kingdom        Mexico          Eliminations       Consolidated
                              ------------       ------------      ------------       ------------       ------------
Year ended 12/31/03
Revenues ...............      $ 32,686,979       $  2,415,028      $  4,003,217       $ (2,845,586)      $ 36,259,638
Operating income .......          (246,299)           190,521          (527,767)           (95,676)          (679,221)
Net income (loss) ......          (883,369)           163,218           249,297            (95,193)          (566,047)
Total Assets ...........      $ 27,602,666       $  1,412,352      $  5,475,850       $ (4,220,686)      $ 30,270,182

Year ended 12/31/02
Revenues ...............      $ 37,418,425       $  1,965,736      $  5,235,119       $ (3,382,804)      $ 41,236,476
Operating income .......         1,259,905             68,535           212,174            (95,674)         1,444,940
Net income (loss) ......           451,582             40,065           (99,724)           (89,411)           302,512
Total Assets ...........      $ 26,311,194       $    979,959      $  4,982,751       $ (2,002,046)      $ 30,271,858

Year ended 12/31/01
Revenues ...............      $ 24,706,305       $  1,672,672      $  5,940,039       $ (4,872,522)      $ 27,446,494
Operating income .......         1,089,865             66,594           128,002           (267,739)         1,016,722
Net income (loss) ......          (104,384)            49,697            46,451           (224,056)          (232,292)
Total Assets ...........      $ 20,354,875       $    620,228      $  5,785,584       $ (2,096,462)      $ 24,664,225

      23. Fourth Quarter Adjustments, 2002

During the fourth quarter of 2002, the Company determined that adjustments to inventory, intercompany accounts, and other accounts were necessary. The net effect of these fourth quarter adjustments did not materially effect the operating results of the first three quarters of 2002.

During the fourth quarter of 2003, the Company determined that adjustments to inventory and projects in process accounts were necessary. The net effect of these fourth quarter adjustments did not materially affect the operating results of the first three quarters of 2003.