Form 10-K/A
period 2003-12-31
CTI INDUSTRIES CORP
filed 2004-04-15
CIK 1042187

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K/A
                                Amendment No. 1
                            ANNUAL REPORT PURSUANT TO
                      SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 2003

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

                                                                                                                Year
(In thousands, except per share data)                                                                           Ended
                                                                  Year ended December 31,                    October 31,
                                                    --------------------------------------------------------------------
                                                      2003          2002          2001          2000           1999(1)
Statement of Income Data:
Net Sales                                           $ 36,260      $ 41,236      $ 27,446      $ 22,978        $ 18,717
Costs of Sales                                      $ 29,627      $ 32,344      $ 19,835      $ 16,375        $ 13,781

                                                    ------------------------------------------------------------------
Gross Profit                                        $  6,633      $  8,892      $  7,611      $  6,603        $  4,936

SG &A                                               $  7,312      $  7,447      $  6,595      $  6,390        $  6,302

                                                    ------------------------------------------------------------------
(Loss) Income from Operations                       $   (679)     $  1,445      $  1,016      $    213        $ (1,366)

Interest expense                                    $  1,103      $    832      $  1,030      $  1,281        $    942
Other (income) expense                              $   (433)     $    278                    $     29        $   (146)

                                                    ------------------------------------------------------------------
Income (loss) before taxes and minority interest    $ (1,349)     $    335      $    (14)     $ (1,039)       $ (2,162)
Income tax expense (benefit)                        $   (782)     $     39      $    276      $    107        $    380
Minority interest                                   $      0      $      6      $     58      $    (87)       $     --

                                                    ------------------------------------------------------------------
Net Income (loss)                                   $   (566)     $    302      $   (232)     $ (1,059)       $ (1,782)

Earnings (loss) per common share(1)
    Basic                                           $  (0.30)     $   0.18      $  (0.15)     $  (0.88)       $  (1.40)
    Diluted                                         $  (0.30)     $   0.16      $  (0.15)     $  (0.88)       $  (1.40)

Earnings(loss) from operations per
    Common Share (1)
    Basic                                           $  (0.35)     $   0.86      $   0.67      $   0.18        $  (1.08)
    Diluted                                         $  (0.35)     $   0.77      $   0.67      $   0.18        $  (1.08)
Other Financial Data:
Gross margin percentage                                18.29%        21.56%        27.73%        28.74%          26.37%
Capital Expenses                                    $  1,141      $  2,478      $  1,002      $    637        $  2,053
Depreciation & Amortization                         $  1,619      $  1,588      $  1,666      $  1,933        $  1,382
Balance Sheet Data:
Working capital                                     $   (706)     $ (2,907)     $   (278)     $ (3,862)       $ (1,217)
Total assets                                        $ 30,270      $ 30,272      $ 24,664      $ 22,219        $ 24,108

Short-term obligations(3)                           $  6,692      $  7,385      $  7,074      $  7,787        $  5,176
Long-term obligations                               $  9,220      $  5,726      $  5,737      $  2,701        $  5,374

                                                    ------------------------------------------------------------------
Total obligations                                   $ 15,912      $ 13,111      $ 12,811      $ 10,488        $ 10,550

Stockholders' Equity                                $  5,212      $  5,474      $  4,325      $  5,338        $  5,029

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

Financial Condition

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

      Cash Flow From Operations. Cash flow provided by operations for the fiscal year ended December 31, 2003 was $2,343,000. Cash flow from operations resulted principally from increases in accounts payable of $264,000 and in depreciation and amortization of $1,619,000, and a reduction in, or disposition of, receivables, and inventory and other assets totaling $1,113,000 offset by an increase in the deferred income tax benefit of $782,000. Cash flow generated by operations for the fiscal year ended December 31, 2002, was $3,051,000.

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

      With respect to the EBITDA to fixed charges and tangible net worth covenants, the bank has issued a waiver of violations of the covenants as of December 31, 2003. For periods after December 31, 2003 the bank has agreed to modify the covenants, both the tangible net worth and ratio of EBITDA of fixed charges, to reduced levels with a measurement date commencing January 1, 2004.

      Approximately $6,763,000 in proceeds from this new loan were used to pay to a prior senior lender the entire balance due to that lender consisting of $2,540,000 in term loans and $4,223,000 in revolving loans

      In January, 2001, the Company entered in to a Loan and Security Agreement with an institutional lender under which the lender provided the Company with a credit facility in the amount of $9,500,000, collateralized by equipment, inventory, receivables and other assets of the Company. The credit facility included a term loan of $1,426,000, at an interest rate of prime plus 0.75% per annum, which was based upon the appraised value of the equipment of the Company and a revolving line of credit at an interest rate of prime plus 0.5% per annum, the amount of which was based on advances of up to 85% of eligible receivables and up to 40% of the value of the Company's inventory. In 2002, the lender advanced additional funds on the original term loan in the amount of $490,880 and advanced a second term loan in the amount of $1,740,000 and increased the credit facility to $11,500,000. The term loans and revolving line of credit were secured by substantially all assets of the Company. The term of this credit facility was for a period of three years expiring on January 15, 2004. On December 31, 2003, the entire balance due to the lender was paid and the credit facility with that lender terminated.

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

Current assets. As of December 31, 2003, the total current assets of the Company were $15,435,000 compared to total current assets of $16,138,000 as of December 31, 2002. The change in current assets reflects, principally, a decrease in inventory of $770,000 and decrease in receivables of $765,000, partially offset by an increase in prepaid expenses and other current assets of $549,000.

      Inventory. The net inventory of the Company decreased from $10,034,000 as of December 31, 2002 to 9,263,000 as of December 31, 2003. The decrease reflected principally a reduction in latex balloon inventory.

      Property, Plant and Equipment. During fiscal 2003, the Company invested $1,141,000 in capital items. Most of this investment was in production equipment. During 2002, the Company invested $2,478,000 in capital items.

      Current liabilities. Total current liabilities decreased from $19,045,000 as of December 31, 2002 to $16,140,000 as of December 31, 2003. This decrease is attributable principally to a decrease in accounts payable from $9,581,000 as of December 31, 2002 to $6,799,000 as of December 31, 2003, which occurred principally by reason of the conversion of $3,534,000 of vendor obligations to term debt. Also, the amount outstanding on the line of credit was reduced from $5,643,000 on December 31, 2002 to $3,694,000 on December 31, 2003.

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

Liquidity and Financial Resources

      At December 31, 2003 the Company had negative working capital of $706,000 compared to negative working capital as of December 31, 2002 of $2,907,000. This improvement in working capital occurred principally as the result of the reduction in current liabilities on December 31, 2002 of $19,045,000 to $16,140,000 on December 31, 2003. This reduction occurred because (i) during 2003, approximately $3,534,000 in payables to vendors was converted to term obligations and (ii) in connection with the new senior loan completed on December 30, 2003, the entire balance due to the prior senior lender, all of which was designated as short-term, was paid, consisting of $2,540,000 in term loans and $4,223,000 in revolving loan balances.

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

      The contractual commitments of the Company over the next five years are as follows:

                      Future Minimum     Operating
Year                Principal Payments     Leases       Licenses         Total
------------------- ------------------   ----------    ----------     ----------

2004                    $2,998,496       $  542,532    $   86,664     $3,627,692
2005                    $2,948,195       $  532,905    $   76,664     $3,557,764
2006                    $  756,065       $  504,771            --     $1,260,836
2007                    $  759,723       $  472,728            --     $1,232,451
2008 and thereafter     $3,366,234       $  620,400    $       --     $3,986,634

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

      As of December 31, 2003, the Company had a net deferred tax asset of $1,341,000, representing the amount the Company may recover in future years from future taxable income. As of December 31, 2002, the amount of the deferred tax asset was $689,000. Each year and period management must make a judgment to determine the extent to which the deferred tax asset will be recovered from future taxable income. As of December 31, 2003, management has determined that an appropriate allowance against the deferred tax asset, for the possibility that such amount will not be recovered, is $739,000. As of December 31, 2002, the amount of this reserve was $739,000. These determinations involve the exercise of significant management judgment and are made based upon historical, current and projected levels of revenue and profit.

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

      On August 20, 2003, the Company filed a report on Form 8-K to report its Second Quarter Earnings.

      On November 20, 2003, the Company filed a report on Form 8-K to report its Third Quarter Earnings.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized on April 15, 2004.


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

      Signatures                        Title                         Date


/s/ Howard W. Schwan         President and Director              April 15, 2004
------------------------
Howard W. Schwan


/s/ John H. Schwan           Chairman and Director               April 15, 2004
------------------------
John H. Schwan


/s/ Stephen M. Merrick       Executive Vice President,           April 15, 2004
------------------------     Secretary, Chief Financial
Stephen M. Merrick           Officer and Director


/s/ Stanley M. Brown         Director                            April 15, 2004
------------------------
Stanley M. Brown


/s/ Bret Tayne               Director                            April 15, 2004
------------------------
Bret Tayne


/s/ Michael Avramovich       Director                            April 15, 2004
------------------------
Michael Avramovich

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

/s/ Eisner LLP

New York, New York
February 18, 2004

With respect to the first paragraph of Note 6
April 14, 2004

CTI Industries Corporation and Subsidiaries
Consolidated Balance Sheets

                                                                               December 31, 2003       December 31, 2002
                                                                               -----------------       -----------------
                                    ASSETS
Current assets:
  Cash                                                                            $    329,742           $    160,493
  Accounts receivable, (less allowance for doubtful accounts of $186,215
  and $223,220 respectively)                                                         4,620,276              5,384,839
  Inventories                                                                        9,263,160             10,033,593
  Deferred tax assets                                                                  361,751                247,780
  Prepaid expenses and other current assets                                            859,635                310,995
                                                                                  ------------           ------------

      Total current assets                                                          15,434,564             16,137,700

Property and equipment:
  Machinery and equipment                                                           18,939,535             16,221,259
  Building                                                                           2,678,581              2,636,595
  Office furniture and equipment                                                     1,931,831              1,746,480
  Land                                                                                 250,000                250,000
  Leasehold improvements                                                               582,052                388,655
  Fixtures and equipment at customer locations                                       2,232,285              2,306,807
  Projects under construction                                                          408,961              2,331,981
                                                                                  ------------           ------------
                                                                                    27,023,245             25,881,777
    Less: accumulated depreciation                                                 (14,815,596)           (14,166,764)
                                                                                  ------------           ------------

      Total property and equipment, net                                             12,207,649             11,715,013

Other assets:
  Deferred financing costs, net                                                        222,696                 51,747
  Goodwill                                                                           1,113,108              1,113,108
  Deferred tax assets                                                                1,012,365                441,592
  Other assets                                                                         279,800                812,698
                                                                                  ------------           ------------

      Total other assets                                                             2,627,969              2,419,145
                                                                                  ------------           ------------

TOTAL ASSETS                                                                        30,270,182             30,271,858
                                                                                  ============           ============

See accompanying notes

CTI Industries Corporation and Subsidiaries
Consolidated Balance Sheets (cont'd.)

                                                                           December 31, 2003  December 31, 2002
                                                                           -----------------  -----------------
                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Checks written in excess of bank balance                                         341,108           113,460
  Accounts payable                                                               6,799,490         9,580,823
  Line of credit                                                                 3,694,241         5,642,649
  Notes payable - current portion                                                2,998,496         1,742,658
  Accrued liabilities                                                            2,306,745         1,965,561
                                                                              ------------      ------------

      Total current liabilities                                                 16,140,080        19,045,151

Long-term liabilities:
  Other liabilities                                                              1,079,041           710,257
  Notes payable                                                                  5,766,091         5,016,109
  Notes payable - officers                                                       2,064,126                --
                                                                              ------------      ------------

      Total long-term liabilities                                                8,909,258         5,726,366

Minority interest                                                                    9,263            25,865

Commitments, Contingencies and Litigation (Notes 14 & 15)
Stockholders' equity:
  Preferred Stock - no par value
    2,000,000 shares authorized, 0 shares issued and outstanding                         0                 0
  Common stock - no par value, 5,000,000 shares authorized, 2,150,216 and
    2,141,882 shares issued, 1,918,420 and
    1,910,086 shares outstanding, respectively                                   3,764,020         3,748,270
  Class B Common stock - no par value, 500,000 shares authorized,
    0 shares issued and outstanding                                                      0                 0
  Paid-in-capital                                                                5,554,332         5,554,332
  Warrants issued in connection with subordinated debt and bank debt               595,174           135,462
  Accumulated deficit                                                           (3,528,063)       (2,962,016)
  Accumulated other comprehensive earnings                                        (234,768)           (6,002)
  Less:
      Treasury stock - 231,796 shares                                             (939,114)         (939,114)
      Notes receivable from stockholders                                                 0           (56,456)
                                                                              ------------      ------------

      Total stockholders' equity                                                 5,211,581         5,474,476
                                                                              ------------      ------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                      $ 30,270,182      $ 30,271,858
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
                                                             ============      ============      ============

See accompanying notes

CTI Industries Corporation and Subsidiaries
Consolidated Statements of Cash Flows

                                                                                  For the Year Ended December 31,
                                                                         2003                  2002                  2001
                                                                                                                (as restated)
                                                                  -------------------------------------------------------------
Cash flows from operating activities:
  Net (loss) income                                                  $  (566,047)          $   302,512           $  (232,292)
  Adjustment to reconcile net (loss) income to cash
      provided by operating activities:
    Depreciation and amortization                                      1,618,563             1,588,187             1,665,758
    Deferred gain on sale/leaseback                                      (30,047)              (30,046)              (30,046)
    Amortization of Debt Discount                                        238,199                27,500               124,657
    Minority interest in loss of subsidiary                                 (483)               (6,266)              (57,957)
    Provision for losses on accounts receivable & inventory              355,000               300,000               240,000
    Deferred income taxes                                               (782,468)              (25,700)              225,908
    Change in assets and liabilities:
      Accounts receivable                                                619,113            (1,075,314)           (1,859,791)
      Inventory                                                          560,433            (1,964,697)           (1,832,182)
      Other assets                                                        66,313              (122,112)              132,809
      Accounts payable and accrued expenses                              263,960             4,056,872             2,246,986
                                                                     -------------------------------------------------------

          Net cash provided by operating activities                    2,342,536             3,050,936               623,850

Cash flows from investing activity:
  Purchases of property, plant and equipment                          (1,141,468)           (2,477,831)           (1,002,136)
                                                                     -------------------------------------------------------

          Net cash used in investing activities                       (1,141,468)           (2,477,831)           (1,002,136)

Cash flows from financing activities:
  Checks written in excess of bank balance                               227,648               113,460                     0
  Net change in revolving line of credit                              (1,948,408)              (55,068)            2,088,176
  Proceeds from issuance of long-term debt                             6,768,759                     0             4,299,000
  Repayment of long-term debt                                         (5,649,214)             (591,182)           (5,604,248)
  Repayment of short-term debt                                                 0                     0              (500,000)
  Repayment of subordinated debt                                               0                     0               (10,000)
  Collection of Stockholder note                                          56,456                     0                     0
  Proceeds from exercise of Stock options                                 15,750                     0                     0
  Proceeds from exercise of warrants                                                            19,750                     0
  Cash paid for deferred financing fees                                 (275,044)                    0                     0
  Purchase of Treasury Stock                                                   0                     0              (171,380)
                                                                     -------------------------------------------------------

          Net cash (used in) provided by financing activities           (803,853)             (513,040)              101,548

CTI Industries Corporation and Subsidiaries
Consolidated Statements of Cash Flows (cont'd.)

                                                                                  For the Year Ended December 31,
                                                                         2003                  2002                  2001
                                                                                                                (as restated)
                                                                  -------------------------------------------------------------
Effect of exchange rate changes on cash                                 (227,966)              (10,060)               (5,308)
                                                                     -------------------------------------------------------

Net increase (decrease) in cash                                          169,249                50,005              (282,046)

Cash and Equivalents at Beginning of Period                              160,493               110,488               392,534
                                                                     -------------------------------------------------------

Cash and Equivalents at End of Period                                $   329,742           $   160,493           $   110,488
                                                                     =================================           ===========

Supplemental disclosure of cash flow information:
    Cash payments for interest                                       $   865,196           $   776,802           $   876,326
    Cash payments for taxes                                               42,295               140,072                     0

Supplemental non-cash investing and financing activities:
    Issuance of stock for subordinated debt                                    0               715,000                     0
    Long-term debt incurred for the purchase of equipment                      0             2,230,719                     0
    Note payable incurred to purchase 21.8% of minority
        interest in CTI Mexico S. A. de C.V                                    0               148,290                     0
    Stock Dividend                                                             0             1,280,758                     0
    Conversion of accounts payable to notes payable                    3,534,326                     0                     0
    Common stock exchanged to exercise warrants                                0               192,350                     0
    Refinance mortgage                                                 2,671,243                     0                     0

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
                                       ===================================================================

Options Excersised

Warrant exercise for
subordinated debt

Collection of Notes
Receivable

Net Loss                                  ($566,047)

Other comprehensive income
  Foreign currency translation                               ($228,776)


Total comprehensive loss

                                       -------------------------------------------------------------------
Balance, December 31, 2003             $ (3,528,063)      $   (234,768)           231,796    $   (939,114)
                                       ===================================================================

Other comprehensive income
  Foreign currency translation                                                               $   112,005
                                                                                             -----------
Total comprehensive loss                                                                     $   414,517

                                       -----------------------------------------------------------------
Balance, December 31, 2002             $         --      $         --      $    (56,456)     $ 5,473,676
                                       =================================================================

Options Excersised                                                                           $    15,750

Warrants issued in connection
with subordinated debt                                                                       $   459,712

Collection of Notes
Receivable                                                                 $     56,456      $    56,456

Net Income                                                                                   $  (566,047)

Other comprehensive income
  Foreign currency translation                                                               $  (227,966)

                                                                                             -----------
Total comprehensive loss                                                                     $  (794,813)

                                       -----------------------------------------------------------------
Balance, December 31, 2003             $         --      $         --      $         --      $ 5,211,581
                                       =================================================================

See accompanying notes.

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

For the year ending December 31, 2004, management anticipates improvement in its operating results and in cash generated from operating activities resulting from, among other things, restructuring certain operations. However, there is no assurance that such improvements in operating results will occur or that the funds provided from the Company's line of credit and operations will be sufficient to meet the Company's current obligations.

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

Other Comprehensive Income

For years ended December 31, 2003, 2002 and 2001, other comprehensive income consisted of foreign currency translation adjustments, net of related taxes.

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

In January, 2003 the Financial Accounting Standards Board issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51," which addresses consolidation by business enterprises of variable interest entities ("VIE's") either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. In December, 2003, the FASB completed deliberations of proposed modifications to FIN 46 resulting in multiple effective dates based on the nature as well as the creation date of the VIE. Special purpose entities created prior to February 1, 2003 may be accounted for under the original or revised interpretation's provisions no later than the Company's first quarter of 2004. Non-special purpose entities created prior to February 1, 2003 are to be accounted for under the revised interpretation's provisions no later than the Company's second quarter of 2004. Management has concluded that the provisions of FIN 46 do not apply to the Company with respect to its transactions with Pepper Road, Inc. (see Note 17).

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
                                            ============         ============

      6. Notes Payable

Long-term debt consists of:

                                                                                    Dec 31, 2003        Dec 31, 2002
                                                                                    ------------        ------------
      Term Loan with bank, payable in monthly installments of $22,222
      plus interest at prime plus 0.75% .....................................       $         --        $  1,355,057

      Term Loan with bank, payable in monthly installments of $58,333 plus interest at prime (4% at December 31, 2003) plus 1.5%;
      balance due February 1, 2009 ..........................................          3,500,000                  --

      Term Loan with bank, payable in monthly installments of $19,209 including interest at 6.25% due May 5, 2008 (loan renegotiated
      May 2003) .............................................................          2,879,886        $  2,647,586

      Term Loan with bank, payable in monthly installments of $5,582
      including interest at 10.00% due and paid in January 5, 2004 ..........              1,399              68,657

      Term Loan with bank, payable in monthly installments of $26,139 including interest at 5.75% due January, 2004 and paid
      December, 2003 ........................................................                 --           1,627,720

      Vendor notes, at various rates of interest, (weighted average of 6%),
      maturing through August, 2005 .........................................          2,299,647                  --

      Subordinated Notes due to officers in 2005, Interest at 9%
      Net of Debt Discount of $310,898 ......................................          1,269,102                  --

      Subordinated Notes due to officers, interest at 9% ....................            795,024                  --

      Loan payable to a Mexican finance institution denominated in
      Mexican Pesos bearing interest at 9.81% ...............................             83,655              90,322

      Loan with bank, with interest payable monthly at prime (4.25%
      at December 31, 2002) .................................................                 --             969,425
      --------------------------------------------------------------------------------------------------------------

            Total ...........................................................       $ 10,828,713        $  6,758,767
                                                                                    ------------        ------------

      Less current portion ..................................................         (2,998,496)         (1,742,658)
                                                                                    ------------        ------------

            Total long-term debt ............................................       $  7,830,217        $  5,016,109
                                                                                    ------------        ------------

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

Future Minimum principal payments, exclusive of debt discount, for amounts outstanding under these long-term debt agreements at December 31, 2003 are as follows:

                   2004 .................       2,998,496
                   2005 .................       2,948,195
                   2006 .................         756,065
                   2007 .................         759,723
                   2008 .................       3,362,530
                   Thereafter ...........           3,704
                                              -----------
                   Less Current Portion .      (2,998,496)
                                              ===========
                                              $ 7,830,217
                                              ===========

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

      8. Other Income

Other income of $428,126 set forth on the Comany's Consolidated Statements of Operations for the year ended December 31, 2003 includes income derived from the settlement of certain outstanding liabilities due to vendors for less than the amount recorded on the books of the Company.

      9. Other Liabilities

Items identified as Other Liabilities in the Company's Consolidated Balance Sheet as of Decmeber 31, 2003 include (i) deferred gain of the Company in the amount of $175,376 on the sale of a building to Pepper Road, Inc., (ii) loans by officers/shareholders to Flexo Universal totaling $250,000 which is subordinated to bank obligations and bearing interest at 8%, (iii) obligations of Flexo Universal to a financial institution in the amount of $83,665 and (iv) obligations of CTI Mexico, Flexo and CTF International totaling $570,000 to vendors on deferred payment terms.

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

In March, 2003, certain members of management were issued warrants to purchase an aggregate of 163,000 shares of common stock of the Company at an exercise price of $4.87, per share, the then market price, in consideration of such persons making subordinated loans to the Company in the aggregate of $1,630,000, the warrants have a term of five years. See Note 7.

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

Significant option and warrant groups outstanding at December 31, 2003 and related weighted average price and remaining life information are as follows:

                                                      Exercise       Remaining
     Grant Date           Outstanding   Exercisable     Price       Life (Years)
---------------------     -----------   -----------   --------      ------------
September 1997 ......         5,953         5,953       $6.28             3
September 1998 ......        92,463        92,463       $6.51             4
September 1998 ......        11,905        11,905       $2.10             4
September 1999 ......        19,079        19,079       $1.42             0
March 2000 ..........       138,693       138,693       $1.95             6
July 2001 ...........       119,050       119,050       $1.50             2
December 2001 .......       100,597       100,597       $1.46             7
April 2002 ..........        11,905        11,905       $2.10             8
December 2002 .......        55,954        55,954       $2.36             8
February 2003 .......       163,000       163,000       $4.87             4
December 2003 .......         7,000         7,000       $2.26            10
                            -------       -------       -----
Total Options and
Warrants Outstanding ..     725,599       725,799
                            =======       =======

The weighted average fair value of options granted during the year ending December 31, 2003, 2002 and 2001 were $2.26, $1.92 and $1.48 per share, respectively.

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