Form 10-Q
period 2004-03-31
CTI INDUSTRIES CORP
filed 2004-05-17
CIK 1042187

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

      COMMON STOCK, no par value, 1,918,420 outstanding Shares, as of March 31, 2004.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

      The following consolidated financial statements of the Registrant are attached to this Form 10-Q:

            1. Interim Balance Sheet as at March 31, 2004 (unaudited) and December 31, 2003;

            2. Interim Statements of Operations (unaudited) for the three months ended March 31, 2004 and March 31, 2003;

            3. Interim Statements of Cash Flows (unaudited) for the three months ended March 31, 2004 and March 31, 2003.

            4.    Notes to Consolidated Financial Statements

      The Financial Statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of results for the periods presented.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Results of Operations

      Net Sales. For the fiscal quarter ended March 31, 2004, net sales were $10,894,000 compared to net sales of $10,162,000 for the three months ended March 31, 2003, an increase of 7.2%. For the quarters ended March 31, 2004 and 2003, net revenues by product category were as follows:

                                         For the Three Month Period Ended
                                        March 31, 2004       March 31, 2003
                                        --------------       --------------

      Laminated and Printed Films          $3,674,000          $4,187,000
      Metalized Balloons                   $4,931,000           4,712,000
      Latex Balloons                       $1,685,000             992,000
      Other                                $  604,000             271,000

      During the quarter ended March 31, 2004, sales of laminated and printed films represented 33.7% of total sales, metalized balloons 45.3% of total sales and latex balloons 15.5% of total sales other sales consisting primarily of helium products and accessories represented 5.5% of sales. For the same period of the prior year, laminated and printed films represented 41.2% of total sales, metalized balloons 46.4% latex balloons 9.8%, and other sales 2.7%, consisting primarily of helium products for which we act as a broker for the Eckerd and Walgreen Drug Store chains. Those sales were approximately $479,000.

      The decrease in sales of laminated and printed product in the first quarter of 2004 is the result principally of a decrease in sales to a significant customer. Sales to that customer for the first quarter of 2004 were $1,245,000 (or 11.4% of total sales for the quarter) compared to sales to such customer of $2,593,000 (or 25.5% of total sales for the quarter) in 2003. During the first quarter of 2004, there were two other customers whose purchases represented more than 10% of the Company's sales during the quarter: (i) one customer of laminated film products whose purchases totaled $1,978,000 or 18.2% of total sales for the quarter, and (ii) a customer of metalized balloons whose purchases totaled $1,142,000 or 10.5% of total Company sales for the quarter.

      Cost of Sales. For the fiscal quarter ended March 31, 2004, cost of sales decreased to 80.3% of net sales as compared to 80.9% of net sales in the three month period ended March 31, 2003. This decrease was primarily the result of a reduction in overhead expense.

      Administrative. For the fiscal quarter ended March 31, 2004, administrative expenses were $989,000, or 9.1% of net sales as compared to $1,259,000, or 12.4% of net sales for the three month period ended March 31, 2003. This decrease is attributable to decreases in audit expense and salary expense.

      Selling. For the fiscal quarter ended March 31, 2004, selling expenses were $390,000, or 3.6% of net sales, as compared to $402,000, or 4.0% of net sales for the three month period ended March 31, 2003. There was no significant change in the amount or nature of selling expenses in the first quarter of 2004 related to the first quarter of 2003.

      Advertising and Marketing. For the fiscal quarter ended March 31, 2004, advertising and marketing expenses were $393,000, or 3.6% of net sales as compared to $589,000, or 5.8% of net sales in the three month period ended March 31, 2003. This decrease is attributable principally to a reduction in salaries, travel, artwork and plate expense.

      Other Income. Other income of $446,000 relates primarily to income from the resolution of vendor and other obligations of CTI Mexico

      Net Income or Loss. For the fiscal quarter ended March 31, 2004, the Company had a net profit before taxes and minority interest of $607,000 as compared to net (loss) before taxes and minority interest of ($658,000) for the first quarter of 2003. Income tax expense for the first quarter of fiscal 2004 was $233,000, resulting in net income of $372,000 after minority interest of $2,000. The income tax expense for the three month period ended March 31, 2003 was $34,000, resulting in net (loss) of ($690,000) after minority interest of ($2,000).

      The change in net income before income taxes and minority interest for the first quarter of 2004 from the first quarter of 2003 is attributable to several factors: (i) higher sales and increased margins in US operations with the result that gross profit on sales was increased to $2,147,000 for the quarter ending March 31,2004 as compared to $1,937,000 for the quarter ending on March 31, 2003, an increase of $210,000; these margin gains were driven by a reduction in overhead costs associated with more efficient use of equipment and labor and increased use of temporary labor reducing fringe and overtime costs; (ii) the recognition of $446,000 of income due to the reduction of debt at our CTI Mexico facility; and (iii) a reduction in administrative, selling, advertising, and marketing expenses as compared to the first quarter of 2003.

Liquidity and Capital Resources

      Cash Flow Items. Cash flow used in operations during the three months ended March 31, 2004 was $1,240,000. Cash flow in the first quarter was affected by an increase in receivables of $1,754,000 and a decrease in accounts payable of $659,000. During the first quarter of 2003, cash flow used in operations was $588,000.

      Investment Activities. During the three months ended March 31, 2004, cash flow used in investing activities was $262,000. In the first quarter of 2003, cash used in investing activities was $333,000 for the purchase of machinery and equipment. The Company has no commitments for capital expenditures over the second quarter of 2004.

      Financing Activities. For the three months ended March 31, 2004, cash flow generated from financing activities was $1,421,000. The funds provided were principally advances on the company's line of credit in the amount of $1,336,000. Cash flow provided by financing activities during the first quarter of 2003 was $1,476,000.

      Liquidity and Capital Resources. At March 31, 2004, the Company had a cash balance of $331,000. The Company's current cash management strategy includes maintaining minimal cash balances and utilizing the Company's revolving line of credit for liquidity. At March 31, 2004, the Company had a working capital deficit of $346,000 compared to a working capital deficit of $3,588,000 at March 31, 2003. As of March 31, 2004, there was an additional $312,000 available under the Company's revolving line of credit.

      The Company believes that existing capital resources and cash generated from operations will be sufficient to meet the Company's requirements for at least the next 12 months.

      Seasonality. In the metalized balloon product line, sales have historically been seasonal, with approximately 22% to 25% of annual sales of metalized balloons being generated in December and January and 11% to 13% of annual metalized sales being generated in September and July in recent years. With the inclusion of a new major customer in metalized balloons with sales that are not expected to be seasonal we expect this season effect to be reduced. In addition, the sale of latex balloons and laminated film products have not historically been seasonal. As sales of latex balloons and laminated film products have increased in relation to sales of metalized balloons, the effect of this seasonality has been reduced.

Critical Accounting Policies

      A summary of our critical accounting policies and estimates is presented on pages 18 and 19 of our 2003 Annual Report on Form 10-K/A, Amendment No. 1, as filed with the Securities and Exchange Commission.

Safe Harbor Provision of the Private Securities Litigation Act of 1995 and Forward Looking Statements.

The Company operates in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. The market for metalized and latex balloon products is generally characterized by intense competition, frequent new product introductions and changes in customer tastes which can render existing products unmarketable. The statements contained in Item 2 (Management's Discussion and Analysis of Financial Condition and Results of Operation) that are not historical facts may be forward-looking statements (as such term is defined in the rules promulgated pursuant to the Securities Exchange Act of 1934) that are subject to a variety of risks and uncertainties more fully described in the Company's filings with the Securities and Exchange Commission including, without limitation, those described under "Risk Factors" in the Company's Form SB-2 Registration Statement (File No. 333-31969) effective November 5, 1997. The forward-looking statements are based on the beliefs of the Company's management, as well as assumptions made by, and information currently available to the Company's management. Accordingly, these statements are subject to significant risks, uncertainties and contingencies which could cause the Company's actual growth, results, performance and business prospects and opportunities in 2004 and beyond to differ materially from those expressed in, or implied by, any such forward-looking statements. Wherever possible, words such as "anticipate," "plan," "expect," "believe," "estimate," and similar expressions have been used to identify these forward-looking statements, but are not the exclusive means of identifying such statements. These risks, uncertainties and contingencies include, but are not limited to, the Company's limited operating history on which expectations regarding its future performance can be based, competition from, among others, national and regional balloon, packaging and custom film product manufacturers and sellers that have greater financial, technical and marketing resources and distribution capabilities than the Company, the availability of sufficient capital, the maturation and success of the Company's strategy to develop, market and sell its products, risks inherent in conducting international business, risks associated with securing licenses, changes in the Company's product mix and pricing, the effectiveness of the Company's efforts to control operating expenses, general economic and business conditions affecting the Company and its customers in the United States and other countries in which the Company sells and anticipates selling its products and services and the Company's ability to (i) adjust to changes in technology, customer preferences, enhanced competition and new competitors; (ii) protect its intellectual property rights from infringement or misappropriation; (iii) maintain or enhance its relationships with other businesses and vendors; and (iv) attract and retain key employees. There can be no assurance that the Company will be able to identify, develop, market, sell or support new products successfully, that any such new products will gain market acceptance, or that the Company will be able to respond effectively to changes in customer preferences. There can be no assurance that the Company will not encounter technical or other difficulties that could delay introduction of new or updated products in the future. If the Company is unable to introduce new products and respond to industry changes or customer preferences on a timely basis, its business could be materially adversely affected. The Company is not obligate to update or revise these forward-looking statements to reflect new events or circumstances.

Item 3. Quantitative and Qualitative Disclosures of Market Risk

      The Company has not identified any material changes in risk factors identified in its Form 10-K/A Amendment No. 1 for the fiscal year ended December 31, 2003, which would create any material market risk for the Company.

      The Company and its subsidiaries are exposed to market risk in changes of commodity prices in some of the raw materials they purchase for their manufacturing needs' particularly nylon film, resin and latex. However, the risk involved would not have a material effect on the Company's results of operations or financial condition.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

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

Item 6.     Exhibits and Reports on Form 8-K

            (a)   Exhibits*

                  Exhibit No.                      Description
                  -----------                      -----------

                        3.1 Third Restated Certificate of Incorporation of CTI Industries Corporation (incorporated by reference to Exhibit A contained in Registrant's Schedule 14A Definitive Proxy Statement for solicitation of written consent of shareholders, as filed with Commission on October 25, 1999)

                        3.2 By-laws of CTI Industries Corporation (incorporated by reference to Exhibits, contained in Registrant's Form SB-2 Registration Statement (File No. 333-31969) effective November 5, 1997)

                        11          Statement: Computation of Per Share Earnings

                        31.1        Sarbanes-Oxley Act Section 302
                                    Certifications for Howard W. Schwan

                        31.2 Sarbanes-Oxley Act Section 302 Certification for Stephen M. Merrick

                        32.1 Sarbanes-Oxley Act Section 906 Certification for Stephen M. Merrick, Chief Financial Officer

                        32.2 Sarbanes-Oxley Act Section 906 Certification for Howard W. Schwan, Chief Executive Officer

            (b) The Company filed a Current Report on Form 8-K on April 16, 2004, reporting its financial results for the fiscal year ended December 31, 2003. The Company has not filed any other Current Reports on Form 8-K during the quarter covered by this report.

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

      Dated: May 17, 2004              CTI INDUSTRIES CORPORATION


                                       By: /s/ Howard W. Schwan
                                          --------------------------------------
                                           Howard W. Schwan, President


                                       By: /s/ Stephen M. Merrick
                                          --------------------------------------
                                           Stephen M. Merrick
                                           Executive Vice President and
                                           Chief Financial Officer

CTI Industries Corporation and Subsidiaries
Consolidated Balance Sheets

                                                                             March 31, 2004    December 31, 2003
                                                                             --------------    -----------------
                             ASSETS                                            (Unaudited)          (Audited)
Current assets:
  Cash                                                                        $    331,189       $    329,742
  Accounts receivable, (less allowance for doubtful accounts of $186,215
  and $223,220 respectively)                                                     6,129,142          4,620,276
  Inventories                                                                    9,168,518          9,263,160
  Deferred tax assets                                                              361,751            361,751
  Prepaid expenses and other current assets                                      1,125,211            859,635
                                                                              ------------       ------------

      Total current assets                                                      17,315,810         15,434,564

Property and equipment:
  Machinery and equipment                                                       19,254,421         18,939,535
  Building                                                                       2,714,301          2,678,581
  Office furniture and equipment                                                 1,872,593          1,931,831
  Land                                                                             250,000            250,000
  Leasehold improvements                                                           587,034            582,052
  Fixtures and equipment at customer locations                                   2,286,814          2,232,285
  Projects under construction                                                      319,592            408,961
                                                                              ------------       ------------
                                                                                27,284,755         27,023,245
    Less :  accumulated depreciation                                           (15,305,718)       (14,815,596)
                                                                              ------------       ------------

      Total property and equipment, net                                         11,979,036         12,207,649

Other assets:
  Deferred financing costs, net                                                    203,538            222,696
  Goodwill                                                                       1,113,108          1,113,108
  Deferred Income tax asset                                                        803,449          1,012,365
  Other assets                                                                     354,142            279,800
                                                                              ------------       ------------

      Total other assets                                                         2,274,237          2,627,969
                                                                              ------------       ------------

TOTAL ASSETS                                                                    31,569,083         30,270,182
                                                                              ============       ============

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Checks written in excess of bank balance                                         529,703            341,108
  Accounts payable                                                               6,273,299          6,799,490
  Line of credit                                                                 5,929,714          3,694,241
  Notes payable - current portion                                                2,528,708          2,998,496
  Notes payable - officer                                                                0
  Accrued liabilities                                                            2,200,412          2,306,745
                                                                              ------------       ------------

      Total current liabilities                                                 17,461,837         16,140,080

Long-term liabilities:
  Other liabilities                                                                873,815          1,079,041
  Notes payable                                                                  5,445,151          5,766,091
  Notes payable - officers                                                       2,111,999          2,064,126
                                                                              ------------       ------------

      Total long-term liabilities                                                8,430,965          8,909,258

Minority interest                                                                   10,230              9,263

Stockholders' equity:
  Common stock - no par value, 5,000,000 shares authorized,
  2,150,216 and 2,141,882 shares issued, 1,918,420 and
  1,910,086 shares outstanding, respectively                                     3,764,020          3,764,020
  Class B Common stock  - no par value, 500,000 shares authorized,
  0 shares issued and outstanding                                                        0                  0
  Paid-in-capital                                                                5,554,332          5,554,332
  Warrants issued in connection with subordinated debt and bank debt               595,174            595,174
  Accumulated deficit                                                           (3,156,162)        (3,528,063)
  Accumulated other comprehensive earnings                                        (152,199)          (234,768)
  Less:
      Treasury stock - 231,796 shares                                             (939,114)          (939,114)
                                                                              ------------       ------------

      Total stockholders' equity                                                 5,666,051          5,211,581
                                                                              ------------       ------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                      $ 31,569,083       $ 30,270,182
                                                                              ============       ============

See accompanying notes to condensed consolidated unaudited statements

CTI Industries Corporation and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

                                                                   Quarter Ended March 31,
                                                                   2004              2003
                                                              ------------       ------------
Net Sales                                                     $ 10,893,984       $ 10,162,495

Cost of Sales                                                    8,746,614          8,225,442
                                                              ------------       ------------

      Gross profit on sales                                      2,147,370          1,937,053

Operating expenses:
  Administrative                                                   988,513          1,259,004
  Selling                                                          390,556            402,363
  Advertising and marketing                                        393,484            588,894
                                                              ------------       ------------

      Total operating expenses                                   1,772,552          2,250,261
                                                              ------------       ------------

Income from operations                                             374,817           (313,208)

Other income (expense):
  Interest expense                                                (331,136)          (201,752)
  Interest income                                                       --                389
  Gain (loss) on sale of assets                                         --                 --
  Foreign currency (loss) gain                                      76,756           (108,506)
  Other                                                            486,896            (34,884)
                                                              ------------       ------------

      Total other income (expense)                                 232,516           (344,753)
                                                              ------------       ------------

Income (loss) before income taxes and minority interest            607,333           (657,961)

Income tax (benefit) expense                                       233,456             34,245
                                                              ------------       ------------

Income (loss) before minority interest                             373,877           (692,206)

Minority interest in  income (loss) of subsidiary                    1,976             (2,418)
                                                              ------------       ------------

      Net income (loss)                                       $    371,901       $   (689,788)
                                                              ============       ============

Income (loss) applicable to common shares                     $    371,901       $   (689,788)
                                                              ============       ============

Basic income (loss) per common share                          $       0.19       $      (0.36)
                                                              ============       ============

Diluted income (loss) per common share                        $       0.18       $      (0.36)
                                                              ============       ============

Weighted average number of shares and equivalent shares
  of common stock outstanding:
    Basic                                                        1,918,420          1,917,772
                                                              ============       ============

    Diluted                                                      2,044,501          1,917,772
                                                              ============       ============

See accompanying notes to condensed consolidated unaudited statements

CTI Industries Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

                                                                             For the Three Month Period Ended
                                                                             March 31, 2004    March 31, 2003
                                                                             --------------    --------------
Cash flows from operating activities:
  Net (loss) income                                                            $   371,901       $  (389,788)
  Adjustment to reconcile net loss to cash
      (used in) provided by operating activities:
    Depreciation and amortization                                                  509,280           347,709
    Deferred gain on sale/leaseback                                                 (7,512)            7,512
    Amortization of Debt Discount                                                   62,873             9,072
    Minority interest in loss of subsidiary                                            967            (2,418)
    Provision for losses on accounts receivable & inventory                        100,000            60,000
    Deferred income taxes                                                          233,456             2,885
    Change in assets and liabilities:
      Accounts receivable                                                       (1,753,866)         (882,019)
      Inventory                                                                     39,642          (430,992)
      Other assets                                                                (139,917)         (131,125)
      Accounts payable and accrued expenses                                       (657,064)          835,161
                                                                               -----------       -----------

          Net cash (used in) provided by operating activities                   (1,240,239)         (588,405)

Cash flows from investing activities:
  Purchases of property, plant and equipment                                      (261,510)         (295,031)
  Purchases of other assets                                                                          (37,726)
                                                                               -----------       -----------

          Net cash (used in) investing activities                                 (261,510)         (332,757)

Cash flows from financing activities:
  Checks written in excess of bank balance                                         188,595
  Net change in revolving line of credit                                         2,235,473           539,239
 Warrants issued with Debt
  Proceeds from issuance of long-term debt                                               0         1,630,000
  Proceeds from issuance of notes due to officer                                                     395,000
  Repayment of long-term debt                                                   (1,003,442)       (1,088,448)
  Proceeds from exercise of warrants                                                                  15,750
  Cash paid for deferred financing fees                                                  0           (15,226)
                                                                               -----------       -----------

          Net cash provided by (used in)  financing activities                   1,420,627         1,476,315

Effect of exchange rate changes on cash                                             82,569             2,552
                                                                               -----------       -----------

Net increase (decrease) in cash                                                      1,447           557,705

Cash and Equivalents at Beginning of Period                                        329,742           160,493
                                                                               -----------       -----------

Cash and Equivalents at End of Period                                          $   331,189       $   718,198
                                                                               ===========       ===========

      See accompanying notes to condensed consolidated unaudited statements

                                 March 31, 2004
                   CTI Industries Corporation and Subsidiaries
         Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 - Basis of Presentation

The accompanying financial statements are unaudited but in the opinion of management contain all the adjustments (consisting of those of a normal recurring nature) considered to present fairly the financial position and the results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2003.

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

Stock-Based Compensation

At March 31, 2004, the Company had four stock-based compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. The Company recognizes compensation cost for stock-based compensation awards equal to the difference between the quoted market price of the stock at the date of grant or award and the price to be paid by the employee upon exercise in accordance with the provisions of APB No. 25. Based upon the terms of Company's current stock option plans, the stock price on the date of grant and price paid upon exercise are the same. Accordingly, no stock-based employee compensation cost has been recognized, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. No stock options were granted during the three months ended March 31, 2004.

Historically, the Company's option awards have vested at date of grant. Accordingly, had the Company applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-based Compensation," there is no pro forma effect on net income to disclose in periods with no option awards.

Note 2 - Legal Proceedings

      On September 5, 2003, Airgas, Inc., Airgas-Southwest, Inc., Airgas-South, Inc. and Airgas-East, Inc. filed a joint action against the Company for claimed breach of contract in the Circuit Court of Lake County, Illinois claiming as damages the aggregate amount of $162,242. The Company has filed an answer denying the material claims of the complaint, affirmative defenses and a counterclaim. In the action, these plaintiffs claim that the Company owes to them certain sums for (i) helium sold and delivered, (ii) rental with respect to helium tanks and (iii) replacement charges for tanks claimed to have been lost. The Company intends to vigorously defend this action and pursue its counterclaim.

      In addition, the Company and its subsidiaries are party to certain lawsuits arising in the normal course of business. The ultimate outcome of these matters is unknown but, in the opinion of management, the settlement of these matters is not expected to have a significant effect on the future financial position or results of operations of the Company.

Note 3 - Comprehensive Income

Total Comprehensive Income was $82,569 for the three months ended March 31, 2004 and was a comprehensive loss of $666,202 for the three months ended March 31, 2003.

Note 4 - Inventories, net

                                     March 31, 2004      December 31, 2003
                                     --------------      -----------------

Raw material and work in process      $  2,619,675          $  2,231,428
Finished goods                           7,071,796             7,523,889
                                      ------------          ------------
Inventory, Gross                         9,691,471             9,755,317
Less: Inventory Reserves                  (522,952)             (492,157)
                                      ------------          ------------

Inventories, net                         9,168,519             9,263,160
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

                       Net Sales to External Customers                        Total Assets at
                       For the Three Months Ended March 31, 2004

                                                                         March 31          March 31
                                                                         --------          --------
                             2004               2003                       2004               2003
                             ----               ----                       ----               ----
United States           $  9,617,000       $  9,194,000               $ 28,457,000       $ 28,873,000
Mexico                     1,532,000          1,180,000                  5,605,000          5,584,000
United Kingdom               751,000            681,000                  1,801,000          1,275,000
Eliminations              (1,006,000)          (893,000)                (4,299,000)        (3,930,000)
                        ------------       ------------               ------------       ------------

                        $ 10,894,000       $ 10,162,000               $ 31,564,000       $ 31,802,000
                        ============       ============               ============       ============

Note 6 - Concentration of Credit Risk

Concentration of credit risk with respect to trade accounts receivable is generally limited due to the number of entities comprising the Company's customer base. The Company performs ongoing credit evaluations and provides an allowance for potential credit losses against the portion of accounts receivable which is estimated to be uncollectable. Such losses have historically been within management's expectations. For the three months ended March 31, 2004, the Company had 3 customers that accounted for approximately; ($1,979,000) or 18.2%, ($1,245,000) or 11.4%, and ($1,142,000) or 10.5%, respectively, of consolidated net sales.