Form 10-Q
period 2004-06-30
CTI INDUSTRIES CORP
filed 2004-08-23
CIK 1042187

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

      COMMON STOCK, no par value, 1,918,420 outstanding Shares, as of June 30, 2004.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

The following consolidated financial statements of the Registrant are attached to this Form 10-Q:

      1. Interim Balance Sheet as at June 30, 2004 (unaudited) and December 31, 2003;

      2. Interim Statements of Operations (unaudited) for the three and six months ended June 30, 2004 and June 30, 2003;

      3. Interim Statements of Cash Flows (unaudited) for the six months ended June 30, 2004 and June 30, 2003.

      4.    Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

      Net Income (Loss). For the three months ended June 30, 2004, the Company had incurred a net loss of ($136,000), or ($0.07) per share (basic and diluted) compared to net income for the same period of 2003 of $133,000, or $0.07 per share (basic) and $0.06 per share (diluted). For the quarter, the Company incurred a loss before taxes and minority interest of ($195,000), compared to income before taxes and minority interest in the same period of 2003 of $6,000.

      For the six months ended June 30, 2004, the Company had net income of $236,000, or $0.12 per share (basic) and $0.12 per share (diluted), compared to a net loss of ($557,000) or ($0.29) per share (basic and diluted) for the six months ended June 30, 2003. For the six months ended June 30, 2004 the Company had income before taxes and minority interest of $413,000, compared to a loss of ($652,000) for the same period in 2003. Included in the first six months of 2004, are income items (described more fully below) totaling $490,000 which occurred principally during the first quarter of 2004 and are not expected to recur in the future.

      Net Sales, For the three months ended June 30, 2004, net sales were $9,592,000 compared to net sales of $8,662,000 for the same period of 2003, an increase of 10.7%. Net sales by product categories are as follows for each period respectively:

                                                For the three month period ended
                                                June 30, 2004       June 30,2003
                                                -------------       ------------

Laminated and Printed Films                       $3,615,000         $4,315,000
Metalized Balloons                                 4,297,000          2,241,000
Latex Balloons                                     1,195,000          1,552,000
Other                                                485,000            554,000
                                                  ----------         ----------
                                                  $9,592,000         $8,662,000

      During the three months ended June 30, 2004, sales of laminated and printed films represented 38% of sales, metalized balloons 45% of sales and latex balloons 12% of sales. During the same period of 2003, sales of laminated and printed films represented 50% of total sales, metalized balloons 26% and latex balloons 18%. Other sales consists primarily of helium, for which the company acts as a broker for select customers.

      For the six months ended June 30, 2004, net sales were $20,486,000 compared to net sales of $18,824,000 for the same period of 2003, an increase of 8.8%. For the six months ended June 30, 2003 and 2004, sales by product category were as follows:

                                                For the six month period ended
                                               June 30, 2004       June 30, 2003
                                               -------------       -------------
Laminated and Printed Films                     $ 7,289,000         $ 8,502,000
Metalized Balloons                                9,228,000           6,953,000
Latex Balloons                                    2,880,000           2,544,000
Other                                             1,089,000             825,000
                                                -----------         -----------
                                                $20,486,000         $18,824,000

      During the six months ended June 30, 2004, sales of laminated and printed films represented 36% of total sales, metalized balloons 45% of sales and latex balloons 14% of sales. During the same period of 2003, sales of laminated and printed films represented 45% of total sales, metalized balloons 37% of total sales and latex balloons 14% of total sales.

      The decline in sales of laminated and printed films during the second quarter and the six months ended June 30, 2004 is attributable principally to a decline in sales to ITW Spacebag. Sales to ITW Spacebag during the first six months of 2003 were $5,125,000 and during the first six months of 2004 were $2,423,000. In part, the decline in sales to the customer during the first six months of 2004 is attributable to (i) the customer engaging in pouch production internally and (ii) the Company has not supplied a component of the pouches which it supplied during 2003. We anticipate that sales to ITW Spacebag will continue during the remainder of 2004 at substantially the same rate as during the first six months.

      The increase in sales of metalized balloons during the second quarter and the six months ended June 30, 2004, compared to the same periods in the prior year, is the result, principally, of sales to a new customer. Sales to this customer were $1,142,000 for the first quarter and

$2,175,000 for the first six months. We anticipate an increase in metalized balloon sales during the final six months of 2004 and into the first six months of 2005, compared to those same periods in 2003 and 2004, primarily as the result of new customers.

      During the first six months of 2004, there were four customers whose purchases represented more than 10% of the Company's sales for that period:
$3,946,000, $2,423,000, $2,256,000, and $2,175,000. During the first three months of 2004, there were three customers whose purchases represent more than 10% of the Company's sales for that period: $1,979,000, $1,245,000, and $1,142,000.

      Cost of Sales. During the three months ended June 30, 2004, cost of sales increased to 79% of net sales compared to 78% of net sales for the same period in 2003. For the six month period ended June 30, 2004, the cost of sales remained 80%, the same as for the six month period in 2003.

      Administrative Expenses. For the three months ended June 30, 2004, administrative expenses were $1,175,000, or 12.3% of net sales, compared to $1,051,000, or 12.1% of net sales for the same period in 2003. For the six months ended June 30, 2004, administrative expenses were $2,164,000, or 10.6% of net sales, compared to $2,222,000, or 11.8% of net sales, for the same period in 2003. There were no material changes in administrative expenses during the first six months of 2004 compared to the same period of the prior year. We do not anticipate a significant change in administrative expenses for the remainder of the year.

      Selling Expenses. For the three months ended June 30, 2004, selling expenses were $357,000, or 3.7% of net sales for the quarter, compared to $217,000 or 2.5% of net sales for the second quarter of 2003. For the six months ended June 30, 2004, selling expenses were $747,000 or 3.6% of net sales for the period, compared to $619,000 or 3.3% of net sales for the same period in 2003. The increase in selling expense is attributable to a change in department structure in which the supervision of customer service and an administrative assistant salary are now charged to selling expense. The other item relating to this increase is an increase in commission expenses. We do not anticipate a significant change in selling expenses for the remainder of the year.

      Advertising and Marketing Expense. For the three months ended June 30, 2004, advertising and marketing expenses were $282,000, or 2.9% of net sales for the period, compared to $661,000 or 7.6% of net sales for the same period of 2003. For the six months ended June 30, 2004, advertising and marketing expenses were $675,000, or 3.3% of net sales for the period, compared to $1,250,000, or 6.6% of net sales for the same period in 2003. The decline in advertising and marketing expense is attributable to reduction in personnel, decreases in spending in tradeshows and catalog expense and a reduction in the cost of artwork and films. We do not anticipate a significant change in advertising and marketing expense for the remainder of the year.

      Other Income and Expense. During the three months ended June 30, 2004, the Company incurred interest expense and loan fees of $338,000, compared to interest and loan fees of $274,000 during the same period of 2003.

      During the six months ended June 30, 2004, the Company incurred interest expense and loan fees of $670,000 compared to interest and loan fees of $475,000 during the same period for 2003. The increase in this expense is due to higher levels of borrowing as a result of increased borrowing capacity to finance our sales growth, higher interest rates due to cost of capital funding being higher under our new credit facility and loan fees incurred during these periods. The interest rate provided in our loan agreement with our bank is variable. However, we do not believe that a change of one or two percent in interest rate would have a material effect on our results of operations.

      Also, during the six months ended June 30, 2004, the Company had net other income items totaling $490,000. Most of this gain is attributable to the first quarter of 2004. These items included: (i) gains of $64,000 related to transactions involving the valuation of the foreign currency, the amount of which will vary from period to period; (ii) gains related to a review and determination that various accrued items on the books of the Mexican subsidiaries of the Company, CTI Mexico, S.A. de C.V. and Flexo Universal, S.A. de C.V., are not due or payable; the items included (a) accrued amounts for profit sharing or seniority benefits determined on the basis of a legal review not to be due, totaling $97,950, (b) accrued amounts related to an asset tax determined not to be due or beyond the statute of limitations, in the amount approximately of $49,400, (c) accrued amounts with respect to various accounts settled or determined not to be due or payable, in the aggregate amount of approximately $190,000; (iii) gains related to the settlement of an account with a tax authority in the amount of $38,750 based on payment of an amount less than the amount accrued on the books of CTI Mexico and Flexo Universal and (iv) gains totaling $70,000 based on the settlement of various accounts in consideration of payment of an amount less than the amount accrued. Most of these gains related to the restructuring of CTI Mexico which commenced in February, 2003 when CTI Mexico effected a spin-off under Mexican law in which a portion of assets, liabilities and capital were transferred to Flexo Universal and Flexo Universal became the primary subsidiary of the Company in Mexico. These gains are not recurring.

      Income Taxes

      During the second quarter of 2004, the Company recorded an income tax benefit of $58,000, arising from the operating loss in the quarter, compared to an income tax benefit recorded for the second quarter of 2003 in the amount of $130,000.

      For the first six months of 2004, the Company recorded income tax expense of $175,000 compared to an income tax benefit received for the same period of 2003 in the amount of $95,000.

Financial Condition

      During the six months ended June 30, 2004, the Company used cash in operations of $994,000, compared to cash provided by operations during the first six months of 2003 in the amount of $1,143,000. For the most part the use of cash in operations arose from (i) the increase in receivables during the period by $937,000, and (ii) a reduction in accounts payable and accrued expenses by $1,29800. During the six month period cash from operations was affected positively by depreciation of $910,000; depreciation is expected to continue at approximately the same rate over the balance of 2004.

      During the six months ended June 30, 2004, investing cash flows consisted of equipment in the amount of $172,000. The net purchase of equipment during the first six months of 2003 was $1,319,000. The Company believes its capital equipment is sufficient to meet planned operations for the next twelve months. The Company anticipates a replacement of its computer systems and software, but has no formal commitment as of this date.

      During the six months ended June 30, 2004, cash provided by financing activities was $1,127,000, compared to net cash provided in the same period of 2003 of $313,000. The source of cash provided in the first six months of 2004 was, principally, net advances on the Company's revolving line of credit in the amount of $2,301,000. Under the terms of the Company's revolving line of credit, the bank advances up to 85% of eligible receivables and 50% of eligible inventory. The amount of the net advances on the line of credit reflect (i) increased sales during the first six months of 2004 and (ii) an increase in inventory during the period in the amount of approximately $240,000. Financing cash outflows consisted of repayments of $294,000 to the term loan and $1,039,000 on vendor notes.

      Liquidity and Capital Resources. As of June 30, 2004, the Company's cash balance was $421,000 and there was approximately $101,000 available under the Company's line of credit with its bank. As of June 30, 2004, the Company had working capital of $21,000 compared to a working capital deficit of $2,352,000 as of June 30, 2003 and a working capital deficit of $706,000 as of December 31, 2003.

      As of June 30, 2004, the Company was in compliance all loan covenants with its bank. Based on our financial projections, the Company believes it will comply with all financial and other covenants of the loan agreement with its bank for the remainder of 2004 and beyond.

      The Company believes that existing capital resources, cash generated from operations, and its newly established Standby Equity Distribution Agreement will be sufficient to meet the Company's requirements for at least twelve months. Under the SEDA, an investment firm has committed to provide up to $5 million of funding to be drawn down at the Company's discretion by the purchase of the Company's common stock. The Company may request up to $100,000 in any seven-day period in exchange for issuing shares of its common stock to the investment firm. The purchase price of any shares purchased under the SEDA with respect to any advance will be equal to 100% of the volume weighted average price of the Company's common stock on the NASDAQ SmallCap Stock Market for the five days immediately following the notice date for the advance, subject to payment to the investment firm of a commitment fee of 5% of the amount of each advance. The facility may be used in whole or in part entirely at the Company's discretion, subject to an effective registration of the related shares. As of June 30, 2004, no shares have been issued or funds received by the Company under this agreement.

      Seasonality. In the metalized balloon product line, sales have historically been seasonal, with approximately 22% to 25% of annual sales of metalized balloons being generated in December and January and 11% to 13% of annual metalized sales being generated in September and July in recent years. With the inclusion of a new major customer in metalized balloons with sales that are from our recurring product line we expect this seasonality effect to be reduced. In addition, the sale of latex balloons and laminated film products have not historically been seasonal.

Critical Accounting Policies

      A summary of our critical accounting policies and estimates is presented on pages 18 and 19 of our 2003 Annual Report on Form 10-K/A, Amendment No. 1, as filed with the Securities and Exchange Commission.

Safe Harbor Provision of the Private Securities Litigation Act of 1995 and Forward Looking Statements.

      The Company operates in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. The market for metalized and latex balloon products is generally characterized by intense competition, frequent new product introductions and changes in customer tastes which can render existing products unmarketable. The statements contained in Item 2 (Management's Discussion and Analysis of Financial Condition and Results of Operations) that are not historical facts may be forward-looking statements (as such term is defined in the rules promulgated pursuant to the Securities Exchange Act of
1934) that are subject to a variety of risks and uncertainties more fully described in the Company's filings with the Securities and Exchange Commission including, without limitation, those described under "Risk Factors" in the Company's Form SB-2 Registration Statement (File No. 333-31969) effective November 5, 1997. The forward-looking statements are based on the beliefs of the Company's management, as well as assumptions made by, and information currently available to the Company's management. Accordingly, these statements are subject to significant risks, uncertainties and contingencies which could cause the Company's actual growth, results, performance and business prospects and opportunities in 2004 and beyond to differ materially from those expressed in, or implied by, any such forward-looking statements. Wherever possible, words such as "anticipate," "plan," "expect," "believe," "estimate," and similar expressions have been used to identify these forward-looking statements, but are not the exclusive means of identifying such statements. These risks, uncertainties and contingencies include, but are not limited to, the Company's limited operating history on which expectations regarding its future performance can be based, competition from, among others, national and regional balloon, packaging and custom film product manufacturers and sellers that have greater financial, technical and marketing resources and distribution capabilities than the Company, the availability of sufficient capital, the maturation and success of the Company's strategy to develop, market and sell its products, risks inherent in conducting international business, risks associated with securing licenses, changes in the Company's product mix and pricing, the effectiveness of the Company's efforts to control operating expenses, general economic and business conditions affecting the Company and its customers in the United States and other countries in which the Company sells and anticipates selling its products and services and the Company's ability to (i) adjust to changes in technology, customer preferences, enhanced competition and new competitors; (ii) protect its intellectual property rights from infringement or misappropriation;
(iii) maintain or enhance its relationships with other businesses and vendors; and (iv) attract and retain key employees. There can be no assurance that the Company will be able to identify, develop, market, sell or support new products successfully, that any such new products will gain market acceptance, or that the Company will be able to respond effectively to changes in customer preferences. There can be no assurance that the Company will not encounter technical or other difficulties that could delay introduction of new or updated products in the future. If the Company is unable to introduce new products and respond to industry changes or customer preferences on a timely basis, its business could be materially adversely affected. The Company is not obligate to update or revise these forward-looking statements to reflect new events or circumstances.

Item 3. Quantitative and Qualitative Disclosures of Market Risk

      The Company has not identified any material changes in risk factors identified in its Form 10-K/A Amendment No. 1 for the fiscal year ended December 31, 2003, which would create any material market risk for the Company.

      The Company and its subsidiaries are exposed to market risk in changes of commodity prices in some of the raw materials they purchase for their manufacturing needs, particularly nylon film, resin and latex, some of which may be affected by changes in the prices of natural gas and crude oil. However, the risk involved would not have a material effect on the Company's results of operations or financial condition.

Item 4. Controls and Procedures

      (a) Evaluation of disclosure controls and procedures. Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of the end of the period covered by this report, have concluded that, as of such date our disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by others within the Company.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

      On September 5, 2003, Airgas, Inc., Airgas-Southwest, Inc., Airgas-South, Inc. and Airgas-East, Inc. filed a joint action against CTI Industries Corporation for claimed breach of contract in the Circuit Court of Lake County, Illinois claiming as damages the aggregate amount of $162,242. The Company has filed an answer denying the material claims of the complaint, affirmative defenses and a counterclaim. In the action, the plaintiffs claim that CTI Industries Corporation owes them certain sums for (i) helium sold and delivered,
(ii) rental charges with respect to helium tanks and (iii) replacement charges for tanks claimed to have been lost. The Company intends to vigorously defend this action and to pursue its counterclaim. The matter is currently in the course of discovery and is scheduled for a final pre-trial conference on January 3, 2005.

      On June 4, 2004, Spar Group, Inc. initiated an arbitration proceeding in New York City against the Company. In the proceeding, Spar Group claims that there is due from the Company to Spar Group for services rendered in the amount of $180,043, plus interest. Spar Group claims to have rendered services to the Company in various Eckerd stores with respect to the display and ordering of metalized and latex balloons for sale in those stores. The Company has filed an answer denying liability with respect to the claim and asserting a counterclaim for damages against Spar Group for breach of its agreement to provide such services. The Company belives it has made adequate provision for any settlement of this matter based on dicussions with counsel.

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

Item 6. Exhibits and Reports on Form 8-K

      (a) Exhibits*

            Exhibit No.                            Description
            -----------                            -----------

                  3.1 Third Restated Certificate of Incorporation of CTI Industries Corporation (incorporated by reference to Exhibit A contained in Registrant's Schedule 14A Definitive Proxy Statement for solicitation of written consent of shareholders, as filed with Commission on October 25, 1999)

                  3.2 By-laws of CTI Industries Corporation (incorporated by reference to Exhibits, contained in Registrant's Form SB-2 Registration Statement (File No. 333-31969) effective November 5, 1997)

                  10.1 Standby Equity Distribution Agreement dated July 1, 2004, between the Company and Cornell Capital Partners, LP

                  11          Statement: Computation of Per Share Earnings

                  31.1 Sarbanes-Oxley Act Section 302 Certifications for Howard W. Schwan

                  31.2 Sarbanes-Oxley Act Section 302 Certification for Stephen M. Merrick

                  32.1 Sarbanes-Oxley Act Section 906 Certification for Stephen M. Merrick, Chief Financial Officer

                  32.2 Sarbanes-Oxley Act Section 906 Certification for Howard W. Schwan, Chief Executive Officer

      (b) The Company filed a Current Report on Form 8-K on May 18, 2004, reporting its financial results for the quarter ended March 31, 2004. The Company filed another Current Report on Form 8-K on July 7, 2004, reporting that it had entered into a Standby Equity Distribution Agreement with an investment firm. A copy of this agreement has been added to this report as Exhibit 10.1. The Company has not filed any other Current Reports on Form 8-K during the quarter covered by this report.

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

      Dated: August 23, 2004                 CTI INDUSTRIES CORPORATION


                                             By: /s/ Howard W. Schwan
                                                 ----------------------------
                                                 Howard W. Schwan, President


                                             By: /s/ Stephen M. Merrick
                                                 ----------------------------
                                                 Stephen M. Merrick
                                                 Executive Vice President and
                                                 Chief Financial Officer

CTI Industries Corporation and Subsidiaries
Consolidated Balance Sheets

                                                                              June 30, 2004    December 31, 2003
                                                                              -------------    -----------------
                     ASSETS                                                     (Unaudited)         (Audited)
Current assets:
  Cash                                                                         $    421,430       $    329,742
  Accounts receivable, (less allowance for doubtful accounts of $355,469          5,467,657          4,620,276
  and $186,215, respectively)
  Inventories                                                                     9,388,535          9,263,160
  Deferred tax assets                                                               361,751            361,751
  Prepaid expenses and other current assets                                       1,032,989            859,635
                                                                               ------------       ------------

      Total current assets                                                       16,672,362         15,434,564

Property and equipment:
  Machinery and equipment                                                        18,158,239         18,939,535
  Building                                                                        2,714,301          2,678,581
  Office furniture and equipment                                                  1,796,853          1,931,831
  Land                                                                              250,000            250,000
  Leasehold improvements                                                            677,550            582,052
  Fixtures and equipment at customer locations                                    2,286,814          2,232,285
  Projects under construction                                                       237,023            408,961
                                                                               ------------       ------------
                                                                                 26,120,780         27,023,245
    Less: accumulated depreciation                                              (14,847,855)       (14,815,596)
                                                                               ------------       ------------

      Total property and equipment, net                                          11,272,925         12,207,649

Other assets:
  Deferred financing costs, net                                                     175,817            222,696
  Goodwill                                                                        1,113,108          1,113,108
  Deferred tax assets                                                               851,284          1,012,365
  Other assets                                                                      262,692            279,800
                                                                               ------------       ------------

      Total other assets                                                          2,402,901          2,627,969
                                                                               ------------       ------------

TOTAL ASSETS                                                                     30,348,188         30,270,182
                                                                               ============       ============

See accompanying notes to condensed consolidated unaudited statements

CTI Industries Corporation and Subsidiaries
Consolidated Balance Sheets


                                                                         June 30, 2004    December 31, 2003
                                                                         -------------    -----------------
                                                                          (unaudited)         (audited)
                   LIABILITIES AND STOCKHOLDERS' EQUITY

  Checks written in excess of bank balance                                     731,029            341,108
  Accounts payable                                                           5,659,098          6,799,490
  Line of credit                                                             5,810,369          3,694,241
  Notes payable - current portion                                            2,528,708          2,998,496
  Accrued liabilities                                                        1,921,724          2,306,745
                                                                          ------------       ------------

      Total current liabilities                                             16,650,928         16,140,080

Long-term liabilities:
  Other Liabilities                                                          1,038,898          1,079,041
  Notes payable                                                              4,726,709          5,766,091
  Notes payable - officers                                                   2,345,024          2,064,126
                                                                          ------------       ------------

      Total long-term liabilities                                            8,110,631          8,909,258

Minority interest                                                               10,230              9,263
Commitments and Contingencies
Stockholders' equity:
  Common stock - no par value, 5,000,000 shares authorized,
  2,150,216 shares issued, 1,918,420 shares outstanding                      3,764,020          3,764,020
  Class B Common stock - no par value, 500,000 shares authorized,
  0 shares issued and outstanding                                                    0                  0
  Paid-in-capital                                                            5,554,332          5,554,332
  Warrants issued in connection with subordinated debt and bank debt           595,174            595,174
  Accumulated deficit                                                       (3,291,843)        (3,528,063)
  Accumulated other comprehensive earnings                                    (106,170)          (234,768)
  Less:
      Treasury stock - 231,796 shares                                         (939,114)          (939,114)
                                                                          ------------       ------------

      Total stockholders' equity                                             5,576,399          5,211,581
                                                                          ------------       ------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                  $ 30,348,188       $ 30,270,182
                                                                          ============       ============

See accompanying notes to condensed consolidated unaudited statements

CTI Industries Corporation and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

                                                                  Quarter Ended June 30,                  Year to Date June 30,
                                                                  2004                2003              2004               2003
                                                              ------------       ------------       ------------       ------------
Net Sales                                                     $  9,591,785       $  8,661,939       $ 20,485,769       $ 18,824,434

Cost of Sales                                                    7,559,756          6,755,910         16,306,371         14,981,352
                                                              ------------       ------------       ------------       ------------

      Gross profit on sales                                      2,032,028          1,906,029          4,179,398          3,843,082

Operating expenses:
  Administrative                                                 1,175,277          1,051,114          2,163,790          2,221,500
  Selling                                                          356,731            217,008            747,287            619,371
  Advertising and marketing                                        282,005            660,637            675,489          1,249,531
                                                              ------------       ------------       ------------       ------------

      Total operating expenses                                   1,814,013          1,928,759          3,586,565          4,090,402
                                                              ------------       ------------       ------------       ------------

Income (loss) from operations                                      218,016            (22,730)           592,833           (247,320)

Other income (expense):
  Interest expense                                                (338,828)          (273,691)          (669,964)          (475,443)
  Interest income                                                       --              1,220                 --              1,608
  Gain (loss) on sale of assets                                     15,024              7,512             15,024             15,024
  Foreign currency (loss) gain                                     (12,914)            96,798             63,841            (11,708)
  Other                                                            (76,094)           196,495            410,802             65,482
                                                              ------------       ------------       ------------       ------------

      Total other (expense) income                                (412,812)            28,334           (180,297)          (405,037)
                                                              ------------       ------------       ------------       ------------

(Loss) income  before income taxes and minority interest          (194,797)             5,604            412,536           (652,357)

Income tax (benefit) expense                                       (58,327)          (129,671)           175,129            (95,425)
                                                              ------------       ------------       ------------       ------------

Income (loss) before minority interest                            (136,470)           135,275            237,408           (556,932)

Minority interest in  income (loss) of subsidiary                     (789)             2,097              1,187               (321)
                                                              ------------       ------------       ------------       ------------

      Net (loss) income                                       $   (135,681)      $    133,178       $    236,220       $   (556,611)
                                                              ============       ============       ============       ============

Income (loss) applicable to common shares                     $   (135,681)      $    133,178       $    236,220       $   (556,611)
                                                              ============       ============       ============       ============

Basic income (loss) per common share                          $      (0.07)      $       0.07       $       0.12       $      (0.29)
                                                              ============       ============       ============       ============

Diluted income (loss) per common share                        $      (0.07)      $       0.06       $       0.12       $      (0.29)
                                                              ============       ============       ============       ============

Weighted average number of shares and equivalent shares
  of common stock outstanding:
    Basic                                                        1,918,420          1,918,420          1,918,420          1,918,420
                                                              ============       ============       ============       ============

    Diluted                                                      1,918,420          2,139,754          2,032,665          1,918,098
                                                              ============       ============       ============       ============

See accompanying notes to condensed consolidated unaudited statements

CTI Industries Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

                                                                     For the Six Month Period Ended
                                                                   June 30, 2004        June 30, 2003
                                                                   ----------------------------------
Cash flows from operating activities:
  Net income (loss)                                                  $   236,220          $  (556,611)
  Adjustment to reconcile net income (loss) to cash
      (used in) provided by operating activities:
    Depreciation and amortization                                        909,605              710,934
    Deferred gain on sale/leaseback                                      (15,024)              15,024
    Amortization of Debt Discount                                        125,746               55,051
    Minority interest in loss of subsidiary                                  967                 (321)
    Provision for losses on accounts receivable                           90,000               30,000
    Provision for loss on inventory                                      115,000               90,000
    Deferred income taxes                                                175,129             (189,289)
    Change in assets and liabilities:
      Accounts receivable                                               (937,381)             368,085
      Inventory                                                         (240,375)            (269,938)
      Other assets                                                      (156,246)              (2,475)
      Accounts payable, accrued expenses and other changes            (1,297,813)             892,374
                                                                     --------------------------------

          Net cash (used in) provided by operating activities           (994,172)           1,142,834

Cash flows from investing activities:
  Cash aquired in acquisition of CTI Mexico                                                    (5,000)
  Purchases of property, plant and equipment                            (171,875)          (1,318,971)
  Proceeds from sale of property and equipment                             2,225
                                                                     --------------------------------

          Net cash used in investing activities                         (169,650)          (1,323,971)

Cash flows from financing activities:
  Checks written in excess of bank balance                               389,921              366,193
  Net change in revolving line of credit                               2,301,280           (2,085,057)
  Proceeds from issuance of long-term debt                                71,270            4,675,665
  Proceeds from issuance of notes due to officer                                              820,000
  Proceeds from the  issuance of short-term debt                                              900,000
  Repayment of long-term debt                                         (1,635,559)          (3,247,329)
  Repayment of short-term debt                                                 0           (1,116,736)
  Proceeds from debt to equity swap                                                            15,750
  Purchase of treasury stock                                                                  (15,226)
                                                                     --------------------------------

          Net cash provided by financing activities                    1,126,912              313,260

Effect of exchange rate changes on cash                                  128,598             (105,368)
                                                                     --------------------------------

Net increase in cash                                                      91,688               26,755

Cash at Beginning of Period                                              329,742              160,493
                                                                     --------------------------------

Cash at End of Period                                                $   421,430          $   187,248
                                                                     ================================
Supplemental Disclosure of non-cash activity
  Settlement of liability with third
  party via ownership transfer of
  long-term asset                                                    $   241,268          $         0


      See accompanying notes to condensed consolidated unaudited statements

                                  June 30, 2004
                   CTI Industries Corporation and Subsidiaries
         Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 - Basis of Presentation

The accompanying financial statements are unaudited but in the opinion of management contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the financial position and the results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

Operating results for the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K/A for the fiscal year ended December 31, 2003.

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

Use of estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and use assumptions that affect certain reported amounts and disclosures. Actual results may differ from those estimates.

Stock-Based Compensation

As of June 30, 2004, the Company had four stock-based compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. The Company recognizes compensation cost for stock-based compensation awards equal to the difference between the quoted market price of the stock at the date of grant or award and the price to be paid by the employee upon exercise in accordance with the provisions of APB No. 25. Based upon the terms of Company's current stock option plans, the stock price on the date of grant and price paid upon exercise are the same. Accordingly, no stock-based employee compensation cost has been recognized, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. No stock options were granted during the three or six months ended June 30, 2004.

Historically, the Company's option awards have vested at date of grant. Accordingly, had the Company applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-based Compensation," there would be no pro forma effect on net income to disclose in periods with no option awards.

Note 2 - Legal Proceedings

      On September 5, 2003, Airgas, Inc., Airgas-Southwest, Inc., Airgas-South, Inc. and Airgas-East, Inc. filed a joint action against the Company for claimed breach of contract in the Circuit Court of Lake County, Illinois claiming as damages the aggregate amount of $162,242. The Company has filed an answer denying the material claims of the complaint, affirmative defenses and a counterclaim. In the action, these plaintiffs claim that the Company owes to them certain sums for (i) helium sold and delivered, (ii) rental with respect to helium tanks and (iii) replacement charges for tanks claimed to have been lost. The Company intends vigorously to defend this action and to pursue its counterclaim. Currently, the parties are engaged in pre-trial discovery proceedings. The case is set for a final pre-trial conference on January 3, 2005.

      On June 4, 2004, Spar Group, Inc. initiated an arbitration proceeding in New York City against the Company. In the proceeding, Spar Group claims that there is due from the Company to Spar Group for services rendered in the amount of $180,043, plus interest. Spar Group claims to have rendered services to the Company in various Eckerd stores with respect to the display and ordering of metalized and latex balloons for sale in those stores. The Company has filed an answer denying liability with respect to the claim and asserting a counterclaim for damages against Spar Group for breach of its agreement to provide such services. The Company belives it has made adequate provision for any settlement of this matter based on dicussions with counsel.

      In addition, the Company and its subsidiaries are party to certain lawsuits arising in the normal course of business. The ultimate outcome of these matters is unknown but, in the opinion of management, the settlement of these matters is not expected to have a significant effect on the future financial position or results of operations of the Company.

Note 3 - Comprehensive Income (Loss)

Comprehensive Income was $46,029 for the three months ended June 30, 2004 and of $290,328 for the three months ended June 30, 2003. Comprehensive income was $128,598 for the six months ended June 30, 2004 and there was a comprehensive loss of ($375,874) for the six months ended June 30, 2003.

Note 4 - Earnings (Loss) Per Share

Basic earnings (loss) per common share is computed by dividing the net income
(loss) available to common shareholders by the weighted average number of shares of common stock outstanding during each period.

Diluted earnings per share is computed by dividing the net income (loss) by the weighted average number of shares of common stock and common stock equivalents (redeemable common stock, stock options and warrants), unless anti-dilutive, during each period.

Potential dilutive securities include 417,470 options and 308,129 warrants.

Geographic Segment Data

The Company's operations consist of a business segment which designs, manufactures, and distributes balloon products. Transfers between geographic areas were primarily at cost. The Company's subsidiaries have assets consisting primarily of trade accounts receivable, inventory and machinery and equipment. Sales and selected Note 4 - Inventories, net

                                                    June 30, 2004    December 31, 2003
                                                    -------------    -----------------
                                                     (unaudited)
Raw material and work in process                     $ 2,240,179        $ 2,231,428
Finished goods                                         7,681,604          7,523,889
                                                     -----------        -----------
Inventory, Gross                                       9,921,780          9,755,317
Less:  Inventory Reserves                               (533,248)          (492,157)
                                                     -----------        -----------

Inventories, net                                       9,388,535          9,263,160
                                                     ===========        ===========

Note 5 - Geographic Segment Data

The Company has determined that it operates primarily in one business segment which designs, manufactures, and distributes film products for use in packaging and novelty balloon products. The Company operates in foreign and domestic regions. Information about the Company's operations by geographic areas is as follows.

                    Net Sales to External Customers      Net Sales to External Customers
                  For the Three Months Ended June 30,   For the Six Months Ended June 30,

                        2004               2003              2004               2003
                        ----               ----              ----               ----
United States       $  8,403,000       $  7,920,000      $ 17,674,000       $ 17,003,000
Mexico                   539,000            543,000         1,411,000          1,070,000
United Kingdom           650,000            199,000         1,401,000            751,000
                    ------------       ------------      ------------       ------------

                    $ 9,592,000       $   8,662,000      $ 20,486,000       $ 18,824,000
                    ============       ============      ============       ============

                           Total Assets at

                      June 30,        December 31,
                        2004               2003
                        ----               ----
United States       $ 27,388,000      $ 27,603,000
Mexico                 4,702,000         5,476,000
United Kingdom         1,853,000         1,412,000
Eliminations          (3,595,000)       (4,221,000)
                    ------------      ------------

                    $ 30,348,000      $ 30,270,000
                    ============      ============

Note 6 - Concentration of Credit Risk

Concentration of credit risk with respect to trade accounts receivable beyond our significant customers noted below is generally limited due to the number of entities comprising the Company's customer base. The Company performs ongoing credit evaluations and provides an allowance for potential credit losses against the portion of accounts receivable which is estimated to be uncollectible. Such losses have historically been within management's expectations. For the six months ended June 30, 2004, the Company had 4 customers that accounted for approximately $3,946,000 or 19.3%, $2,423,000 or 11.8%, $2,256,000 or 11.0%, and
$2,175,000 or 10.6%, respectively, of consolidated net sales. For the three months ended March 31, 2004, the Company had three customers that accounted for approximately $1,979,000 or 18.2%, $1,245,000 or 11.4% and $1,142,000 or 10.5%,
respectively of consolidated net sales.

As of June 30, 2004 Accounts Receivable balances for the four customers were $883,915 (16%), $204,927 (4%), $556,088 (10%) and $778,663 (14%)
respectively. In 2003, the two customers had receivable balances of $548,694 (12%) and $458,162 (10%) respectively.

Note 7 - Subsequent Event - Standby Equity Distribution Agreement

On July 1, 2004, the Company entered into a Standby Equity Distribution Agreement ("SEDA") with an investment firm. Under the SEDA, the investment firm has committed to provide up to $5 million of funding to be drawn down at the Company's discretion by the purchase of the Company's common stock. The Company may request up to $100,000 in any seven-day period in exchange for issuing shares of its common stock to the investment firm. The purchase price of any shares purchased under the SEDA with respect to any advance will be equal to 100% of the volume weighted average price of the Company's common stock on the NASDAQ SmallCap Stock Market for the five days immediately following the notice date for the advance, subject to payment to the investment firm of a commitment fee of 5% of the amount of each advance. The facility may be used in whole or in part entirely at the Company's discretion, subject to an effective registration of the related shares. As of June 30, 2004, no shares have been issued or funds received by the Company under this agreement.