Form 10-K/A
period 2003-12-31
CTI INDUSTRIES CORP
filed 2004-10-13
CIK 1042187

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K/A
                                Amendment No. 2
                            ANNUAL REPORT PURSUANT TO
                      SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 2003


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

Financial Condition

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002


      Cash Flow From Operations. Cash flow provided by operations for the fiscal year ended December 31, 2003 was $3,208,000. Cash flow from operations resulted principally from increases in accounts payable of $1,130,000 and in depreciation and amortization of $1,619,000, and a reduction in, or disposition of, receivables, and inventory and other assets totaling $1,113,000 offset by an increase in the deferred income tax benefit of $782,000. Cash flow generated by operations for the fiscal year ended December 31, 2002, was $3,051,000.

      Cash Used in Investing Activities. During fiscal 2003, the Company invested $2,007,000 in machinery and equipment. During fiscal 2002, the Company invested $2,478,000 in machinery and equipment.


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


      Property, Plant and Equipment. During fiscal 2003, the Company invested $2,007,000 in capital items. Most of this investment was in production equipment. During 2002, the Company invested $2,478,000 in capital items.


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

Item No. 9A - Controls and Procedures

      Disclosure Controls and Procedures


            (a) Evaluation of disclosure controls and procedures. Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by of this report, have concluded that, as of such date our disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by others within the Company.


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
                  of Common Stock - John H. Schwan


******** 10.15    Loan and Security Agreement dated December 30, 2003,
                  between the Company and Cole Taylor Bank

******** 10.16    Term Note in the sum of $3,500,000 dated December 30,
                  2003 made by CTI Industries Corporation to Cole Taylor
                  Bank

******** 10.17    Revolving Note in the sum of $7,500,000 dated December
                  30, 2003, made by CTI Industries Corporation to Cole
                  Taylor Bank


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


         14       Code of Ethics


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

****** Incorporated by reference to Exhibits contained in the Registrant's 2002 10-KSB, as filed with the Commission on May 1, 2003

******* Incorporated by reference to Exhibits contained in the Registrant's Restated 2001 10-KSB, as filed with the Commission on May 1, 2003


******** Incorporated by reference to Exhibits contained in the Registrant's Form 10-K/A Amendment No. 1, as filed with the Commission on April 15, 2004


Reports on Form 8-K

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

      On August 20, 2003, the Company filed a report on Form 8-K to report its Second Quarter Earnings.

      On November 20, 2003, the Company filed a report on Form 8-K to report its Third Quarter Earnings.

                                   SIGNATURES


      In accordance with Section 13 or 15(d) of the Exchange Act the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized on October 8, 2004.



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

      Signatures                        Title                         Date



/s/ Howard W. Schwan         President and Director              October 8, 2004
------------------------
Howard W. Schwan


/s/ John H. Schwan           Chairman and Director               October 8, 2004
------------------------
John H. Schwan


/s/ Stephen M. Merrick       Executive Vice President,           October 8, 2004
------------------------     Secretary, Chief Financial
Stephen M. Merrick           Officer and Director


/s/ Stanley M. Brown         Director                            October 8, 2004
------------------------
Stanley M. Brown


/s/ Bret Tayne               Director                            October 8, 2004
------------------------
Bret Tayne


/s/ Michael Avramovich       Director                            October 8, 2004
------------------------
Michael Avramovich

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


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


We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CTI Industries Corporation and subsidiaries as of December 31, 2003, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.


/s/ Eisner LLP

New York, New York
February 18, 2004

With respect to the first paragraph of Note 6
April 14, 2004


With respect to the third paragraph of Note 3
October 1, 2004

CTI Industries Corporation and Subsidiaries
Consolidated Balance Sheets


                                                                               December 31, 2003       December 31, 2002
                                                                               -----------------       -----------------
                                    ASSETS
Current assets:
  Cash                                                                            $    329,742           $    160,493
  Accounts receivable, (less allowance for doubtful accounts of $316,047
  and $391,406, respectively)                                                        4,620,276              5,384,839
  Inventories                                                                        9,263,160             10,033,593
  Deferred tax assets                                                                  361,751                247,780
  Prepaid expenses and other current assets                                            859,635                310,995
                                                                                  ------------           ------------

      Total current assets                                                          15,434,564             16,137,700

Property and equipment:
  Machinery and equipment                                                           18,939,535             16,221,259
  Building                                                                           2,678,581              2,636,595
  Office furniture and equipment                                                     1,931,831              1,746,480
  Land                                                                                 250,000                250,000
  Leasehold improvements                                                               582,052                388,655
  Fixtures and equipment at customer locations                                       2,232,285              2,306,807
  Projects under construction                                                          408,961              2,331,981
                                                                                  ------------           ------------
                                                                                    27,023,245             25,881,777
    Less: accumulated depreciation                                                 (14,815,596)           (14,166,764)
                                                                                  ------------           ------------

      Total property and equipment, net                                             12,207,649             11,715,013

Other assets:
  Deferred financing costs, net                                                        222,696                 51,747
  Goodwill                                                                           1,113,108              1,113,108
  Deferred tax assets                                                                1,012,365                441,592
  Other assets                                                                         279,800                812,698
                                                                                  ------------           ------------

      Total other assets                                                             2,627,969              2,419,145
                                                                                  ------------           ------------

TOTAL ASSETS                                                                        30,270,182             30,271,858
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
                                                             ============      ============      ============

See accompanying notes

CTI Industries Corporation and Subsidiaries
Consolidated Statements of Cash Flows


                                                                                  For the Year Ended December 31,
                                                                         2003                  2002                  2001
                                                                    (as restated)                               (as restated)
                                                                  -------------------------------------------------------------
Cash flows from operating activities:
  Net (loss) income                                                  $  (566,047)          $   302,512           $  (232,292)
  Adjustment to reconcile net (loss) income to cash
      provided by operating activities:
    Depreciation and amortization                                      1,618,563             1,588,187             1,665,758
    Deferred gain on sale/leaseback                                      (30,047)              (30,046)              (30,046)
    Amortization of Debt Discount                                        238,199                27,500               124,657
    Minority interest in loss of subsidiary                                 (483)               (6,266)              (57,957)
    Provision for losses on accounts receivable & inventory              355,000               300,000               240,000
    Deferred income taxes                                               (782,468)              (25,700)              225,908
    Change in assets and liabilities:
      Accounts receivable                                                619,113            (1,075,314)           (1,859,791)
      Inventory                                                          560,433            (1,964,697)           (1,832,182)
      Other assets                                                        66,313              (122,112)              132,809
      Accounts payable and accrued expenses                            1,129,596             4,056,872             2,246,986
                                                                     -------------------------------------------------------

          Net cash provided by operating activities                    3,208,172             3,050,936               623,850

Cash flows from investing activity:
  Purchases of property, plant and equipment                          (2,007,104)           (2,477,831)           (1,002,136)
                                                                     -------------------------------------------------------

          Net cash used in investing activities                       (2,007,104)           (2,477,831)           (1,002,136)

Cash flows from financing activities:
  Checks written in excess of bank balance                               227,648               113,460                     0
  Net change in revolving line of credit                              (1,948,408)              (55,068)            2,088,176
  Proceeds from issuance of long-term debt                             6,768,759                     0             4,299,000
  Repayment of long-term debt                                         (5,649,214)             (591,182)           (5,604,248)
  Repayment of short-term debt                                                 0                     0              (500,000)
  Repayment of subordinated debt                                               0                     0               (10,000)
  Collection of Stockholder note                                          56,456                     0                     0
  Proceeds from exercise of Stock options                                 15,750                     0                     0
  Proceeds from exercise of warrants                                                            19,750                     0
  Cash paid for deferred financing fees                                 (275,044)                    0                     0
  Purchase of Treasury Stock                                                   0                     0              (171,380)
                                                                     -------------------------------------------------------

          Net cash (used in) provided by financing activities           (803,853)             (513,040)              101,548

CTI Industries Corporation and Subsidiaries
Consolidated Statements of Cash Flows (cont'd.)

                                                                                  For the Year Ended December 31,
                                                                         2003                  2002                  2001
                                                                                                                (as restated)
                                                                  -------------------------------------------------------------
Effect of exchange rate changes on cash                                 (227,966)              (10,060)               (5,308)
                                                                     -------------------------------------------------------

Net increase (decrease) in cash                                          169,249                50,005              (282,046)

Cash and Equivalents at Beginning of Period                              160,493               110,488               392,534
                                                                     -------------------------------------------------------

Cash and Equivalents at End of Period                                $   329,742           $   160,493           $   110,488
                                                                     =================================           ===========

Supplemental disclosure of cash flow information:
    Cash payments for interest                                       $   865,196           $   776,802           $   876,326
    Cash payments for taxes                                               42,295               140,072                     0

Supplemental non-cash investing and financing activities:
    Issuance of stock for subordinated debt                                    0               715,000                     0
    Long-term debt incurred for the purchase of equipment                      0             2,230,719                     0
    Note payable incurred to purchase 21.8% of minority
        interest in CTI Mexico S. A. de C.V                                    0               148,290                     0
    Stock Dividend                                                             0             1,280,758                     0
    Conversion of accounts payable to notes payable                    3,534,326                     0                     0
    Common stock exchanged to exercise warrants                                0               192,350                     0
    Refinance mortgage                                                 2,671,243                     0                     0

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

Restatements

The Company's December 31, 2001 financial statements have been restated as further discussed in Amendment No. 1 to the Company's 2001 Form 10-KSB.


The Company's December 31, 2003 financial statements have been restated to properly classify additions to property and equipment on the Statement of Cash Flows.


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

CTI Industries Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

      24. Quarterly Financial Data (Unaudited):

                                                      Quarters ended,                                Year
                                    ----------------------------------------------------------       Ended
                                     03/31/2003      06/30/2003     09/30/2003     12/31/2003     December 31,
                                                                                                     2003
                                    --------------------------------------------------------------------------
Net sales                           $10,162,495     $ 8,661,939    $ 8,428,784    $ 9,006,420     $36,259,638

Gross profit                        $ 1,937,053     $ 1,906,029    $ 1,775,387    $ 1,014,719     $ 6,633,188

Net income (loss)                   $  (689,788)    $   133,178    $   128,740    $  (138,177)    $  (566,047)

Earnings (loss) per common share

         Basic                      $     (0.36)    $      0.07    $      0.07    $     (0.07)    $     (0.30)
         Diluted                    $     (0.36)    $      0.06    $      0.06    $     (0.07)    $     (0.30)

                                                          Quarters ended,                            Year
                                    ----------------------------------------------------------       Ended
                                     03/31/2002      06/30/2002     09/30/2002     12/31/2002     December 31,
                                                                                                     2002
                                    --------------------------------------------------------------------------
Net sales                           $ 9,738,097     $10,905,748    $10,873,147    $ 9,719,484     $41,236,476

Gross profit                        $ 2,554,252     $ 2,606,231    $ 2,685,187    $ 1,046,691     $ 8,892,361

Net income (loss)                   $   370,431     $   133,527    $   386,958    $  (588,404)    $   302,512

Earnings (loss) per common share

         Basic                      $      0.33     $      0.11    $      0.25    $     (0.35)    $      0.18
         Diluted                    $      0.30     $      0.09    $      0.22    $     (0.35)    $      0.16

SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS

      The following is a summary of the allowance for doubtful accounts related to accounts receivable for the years ended December 31:

                                                   2003          2002          2001
                                               --------------------------------------
          Balance at beginning of year           $391,406      $375,755      $312,572
          Charged to expenses                    $145,000      $120,000       $90,000
          Uncollectible accounts written off    ($220,359)    ($104,349)     ($26,817)
                                               --------------------------------------
          Balance at end of year                 $316,047      $391,406      $375,755
                                               ======================================

      The following is a summary of the allowance for obsolete inventory for the years ended December 31:

                                                   2003          2002          2001
                                               --------------------------------------
          Balance at beginning of year           $392,142      $303,100      $251,723
          Charged to expenses                    $210,000      $180,000      $150,000
          Obsolete inventory written off        ($109,985)     ($90,958)     ($98,623)
                                               --------------------------------------
          Balance at end of year                 $492,157      $392,142      $303,100
                                               ======================================

      The following is a summary of property and equipment and the related accounts of accumulated depreciation for the years ended December 31:

                                                    2003             2002             2001
                                               -----------------------------------------------
          Cost Basis
          Balance at beginning of year           $25,881,777      $21,700,060      $20,516,030
          Additions                               $2,007,104       $1,498,967       $1,184,030
          Disposals                                ($865,636)       ($332,764)
                                               -----------------------------------------------
          Balance at end of year                 $27,023,245      $25,881,777      $21,700,060
                                               -----------------------------------------------

          Accumulated depreciation
          Balance at beginning of year           $14,166,764      $13,000,561      $11,342,792
          Depreciation                            $1,514,468       $1,588,187       $1,657,769
          Disposals                                ($865,636)       ($421,984)
                                               -----------------------------------------------
          Balance at end of year                 $14,815,596      $14,166,764      $13,000,561
                                               -----------------------------------------------

                                               -----------------------------------------------
          Property and equipment, net            $12,207,649      $11,715,013       $8,699,499
                                               ===============================================

      The following is a summary of costs in excess of fair value of net assets acquired and the related accumulated amortization for the years ended December 31:

                                                            2003          2002          2001
                                                       ----------------------------------------
          Cost Basis
          Balance at beginning and end of year           $1,299,954    $1,299,954    $1,299,954
                                                       ----------------------------------------

          Accumulated amortization
          Balance at beginning of year                     $186,846      $186,846      $100,182
          Amortization                                           $0            $0       $86,664
                                                       ----------------------------------------
          Balance at end of year                           $186,846      $186,846      $186,846
                                                       ----------------------------------------

                                                       ----------------------------------------
          Cost in excess of fair value of net assets
          acquired                                       $1,113,108    $1,113,108    $1,113,108
                                                       ========================================