Form 10-Q/A
period 2004-03-31
CTI INDUSTRIES CORP
filed 2004-10-13
CIK 1042187

FORM 10-Q/A
                                 Amendment No. 1


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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements


      The following consolidated financial statements of the Registrant are attached to this Form 10-Q/A Amendment No. 1:


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

Item 3. Quantitative and Qualitative Disclosures of Market Risk


      The Company has not identified any material changes in risk factors identified in its Form 10-K/A Amendment No. 2 for the fiscal year ended December 31, 2003, which would create any material market risk for the Company.


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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings


      On September 5, 2003, Airgas, Inc., Airgas-Southwest, Inc., Airgas-South, Inc. and Airgas-East, Inc. filed a joint action against CTI Industries Corporation for claimed breach of contract in the Circuit Court of Lake County, Illinois claiming as damages the aggregate amount of $162,242. The Company has filed an answer denying the material claims of the complaint, affirmative defenses and a counterclaim. In the action, the plaintiffs claim that CTI Industries Corporation owes them certain sums for (i) helium sold and delivered,
(ii) rental charges with respect to helium tanks and (iii) replacement charges for tanks claimed to have been lost. The parties are presently engaged in discovery proceedings, and the case has been set for a final pre-trial settlement conference on January 3, 2005. The Company, based upon discussion with counsel, has accrued the amount it estimates will be required to settle or resolve this matter. The Company intends to vigorously defend this action and to pursue its counterclaim.


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


      Dated: October 8, 2004           CTI INDUSTRIES CORPORATION



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


Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K/A Amendment No. 2 for the fiscal year ended December 31, 2003.


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