Form 10-Q/A
period 2004-06-30
CTI INDUSTRIES CORP
filed 2004-10-13
CIK 1042187

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

Financial Condition


      During the six months ended June 30, 2004, the Company used cash in operations of $994,000, compared to cash provided by operations during the first six months of 2003 in the amount of $1,143,000. For the most part the use of cash in operations arose from (i) the increase in receivables during the period by $937,000, and (ii) a reduction in accounts payable and accrued expenses by $1,298,000. During the six month period cash from operations was affected positively by depreciation of $910,000; depreciation is expected to continue at approximately the same rate over the balance of 2004.

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

Critical Accounting Policies


      A summary of our critical accounting policies and estimates is presented on pages 18 and 19 of our 2003 Annual Report on Form 10-K/A, Amendment No. 2, as filed with the Securities and Exchange Commission.


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

Item 6. Exhibits and Reports on Form 8-K

      (a) Exhibits*

            Exhibit No.                            Description
            -----------                            -----------

                  3.1 Third Restated Certificate of Incorporation of CTI Industries Corporation (incorporated by reference to Exhibit A contained in Registrant's Schedule 14A Definitive Proxy Statement for solicitation of written consent of shareholders, as filed with Commission on October 25, 1999)

                  3.2 By-laws of CTI Industries Corporation (incorporated by reference to Exhibits, contained in Registrant's Form SB-2 Registration Statement (File No. 333-31969) effective November 5, 1997)


                  10.1 Standby Equity Distribution Agreement dated July 1, 2004, between the Company and Cornell Capital Partners, LP (incorporated by reference to Exhibit contained in the Registrant's Form 10-Q for the quarter ended June 30, 2004, as filed with the Commission on August 23, 2004).

                  10.2 Registration Rights Agreement dated July 1, 2004, between the Company and Cornell Capital Partners, LP


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