Form 10-Q
period 2004-09-30
CTI INDUSTRIES CORP
filed 2004-11-19
CIK 1042187

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

      COMMON STOCK, no par value, 1,954,100 outstanding Shares, as of September 30, 2004.

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

The following consolidated financial statements of the Registrant are attached to this Form 10-Q:

      1. Interim Balance Sheet as at September 30, 2004 (unaudited) and December 31, 2003;

      2. Interim Statements of Operations (unaudited) for the three months ended September 30, 2004, and 2003 and the nine months ended September 30, 2004, and 2003;

      3.    Notes to Consolidated Financial Statements

The Financial Statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the periods presented.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

      Net Income (Loss). For the three months ended September 30, 2004, the Company incurred a net loss of ($150,370), or ($0.08) per share (basic and diluted), compared to net income for the same period of 2003 of $128,740, or $0.07 per share basic and $0.06 per share diluted. For the quarter, the Company incurred a loss before taxes and minority interest of ($241,344), compared to a loss before taxes and minority interest for the same period of 2003 of ($96,981).

      For the nine months ended September 30, 2004, the Company had net income of $85,850, or $0.04 (basic and diluted), compared to a net loss of ($427,871) or ($0.22) per share (basic and diluted) for the nine months ended September 30, 2003. For the nine months ended September 30, 2004 the Company had income before taxes and minority interest of $171,192, compared to a loss of ($749,337) for the same period in 2003. Included in the first nine months of 2004, are income items (described more fully below) totaling $619,000, much of which occurred during the first quarter of 2004 and are not expected to recur in the future.

      Net Sales. For the three months ended September 30, 2004, net sales were $8,126,000 compared to net sales of $8,429,000 for the same period of 2003, a decrease of 3.6%. Net sales by product categories are as follows for each period respectively:

                                               For the three month period ended
                                             Sep. 30, 2004          Sep. 30,2003
                                             -------------          ------------

Laminated and Printed Films                   $ 3,194,000            $ 5,033,000
Metalized Balloons                              3,318,000              2,574,000
Latex Balloons                                  1,183,000                511,000
Other                                             431,000                311,000
                                              -----------            -----------
                                              $ 8,126,000            $ 8,429,000

      During the three months ended September 30, 2004, sales of laminated and printed films represented 39.3% of sales, metalized balloons 40.8% of sales and latex balloons 14.6% of sales. During the same period of 2003, sales of laminated and printed films represented 59.7% of total sales, metalized balloons 30.5% and latex balloons 6.1%. Other sales consists primarily of helium, for which the company acts as a broker for select customers.

      For the nine months ended September 30, 2004, net sales were $28,611,000 compared to net sales of $27,253,000 for the same period of 2003, an increase of 5.0%. For the nine months ended September 30, 2004 and 2003, sales by product category were as follows:

                                               For the nine month period ended
                                             Sep. 30, 2004         Sep. 30, 2003
                                             -------------         -------------

Laminated and Printed Films                   $10,366,000            $13,535,000
Metalized Balloons                             12,627,000              9,852,000
Latex Balloons                                  4,100,000              2,705,000
Other                                           1,518,000              1,161,000
                                              -----------            -----------
                                              $28,611,000            $27,253,000

      During the nine months ended September 30, 2004, sales of laminated and printed films represented 36% of total sales, metalized balloons 44% of sales and latex balloons 14% of sales. During the same period of 2003, sales of laminated and printed films represented 50% of total sales, metalized balloons 36% of total sales and latex balloons 10% of total sales.

      The decline in sales of laminated and printed films during the third quarter and the nine months ended September 30, 2004 is attributable principally to a decline in sales to ITW Spacebag. Sales to ITW Spacebag during the first nine months of 2003 were $7,922,000 and during the first nine months of 2004 were $3,694,000. In part, the decline in sales to the customer during the first nine months of 2004 is attributable to the facts that (i) the customer has engaged in pouch production internally and (ii) the Company has not supplied a component of the pouches which it supplied during 2003. During the same periods, sales to Rapak, LLC, another principal customer, increased from $4,105,000 in the first nine months of 2003 to $5,478,000 during the first nine months of 2004.

      The increase in sales of metalized balloons during the third quarter and the nine months ended September 30, 2004, compared to the same periods in the prior year, is the result, principally, of sales to a new customer. Sales to this customer were $2,838,000 for the first nine months. We anticipate an increase in overall metalized balloon sales for 2004 compared to 2003. However, sales to another principal customer for balloons, Hallmark Cards, have declined during 2004 compared to 2003. Sales to that customer for the first nine months of 2004 were $2,377,000 compared to $2,750,000 for the same period of 2003. The supply agreement and license agreement among the Company and Hallmark expire in March, 2005 and Hallmark has advised the Company that these agreements will not be extended after the expiration date. In addition, Hallmark has notified the Company that the distribution agreement among the Company and Hallmark with respect to Hallmark licensed products will also terminate in March, 2005. While Hallmark may continue to purchase some balloons from the Company after that date, the Company anticipates that Hallmark purchases from the Company will substantially decline during 2005 compared to 2003 and 2004. While the relationship with Hallmark for new product production will end in March, 2005, the Company will be able to sell remaining Hallmark licensed products through March, 2006 and we do not anticipate a material reduction in value of such inventory.

      The increase in sales of latex balloons during the nine months ended September 30, 2004 compared to the same period for 2003 is attributable principally to (i) increased production capacity and production at the Company's Mexico facility during 2004 compared to 2003, (ii) sales of latex balloons to several new customers in the United States and (iii) increased domestic sales in Mexico to distributors and retail customers.

      During the three months ended September 30, 2004, there were two customers whose purchases represented more than 10% of the Company's sales for that period, one representing sales of $1,532,000 or 18.6% and one representing $1,271,000 or 15.6%. During the same period of 2003, there were two customers who represented more than 10% of the Company's sales for the period, one representing $2,797,000 or 33.2%, and one representing $1,749,000 or 20.7%.

      During the first nine months of 2004, there were three customers whose purchases represented more than 10% of the Company's sales for that period, one representing sales of $5,478,000 or 19.0%, one of $3,694,000 or 12.9%, and the other of $3,060,000 or 10.7%. For the first nine months of 2003, there were three customers who represented more than 10% of the Company's sales for the period, one representing $7,922,000 or 29.1%, one representing $4,105,000 or 15.1%, and one representing $2,750,000 or 10.1%.

      Cost of Sales. During the three months ended September 30, 2004, cost of sales increased to 79.4% of net sales compared to 78.9% of net sales for the same period in 2003. For the nine month period ended September 30, 2004, the cost of sales was 79.6%, as compared to 79.4% for the nine month period in 2003.

      Administrative Expenses. For the three months ended September 30, 2004, administrative expenses were $1,078,000, or 13.3% of net sales, compared to $749,000, or 8.9% of net sales for the same period in 2003. For the nine months ended September 30, 2004, administrative expenses were $3,241,000, or 11.3% of net sales, compared to $2,971,000, or 10.9% of net sales, for the same period in 2003. Administrative expenses during the first nine months of 2004 were more than for the same period in 2003 due principally to increased bad debt and public company expense. Also, during 2004, salaries were reclassified from factory overhead to administrative expense. We do not anticipate a significant change in administrative expenses for the remainder of the year.

      Selling Expenses. For the three months ended September 30, 2004, selling expenses were $380,000, or 4.7% of net sales for the quarter, compared to $414,000 or 4.9% of net sales for the third quarter of 2003. For the nine months ended September 30, 2004, selling expenses were $1,128,000 or 3.9% of net sales for the period, compared to $1,033,000 or 3.8% of net sales for the same period in 2003. The increase in selling expense during the nine month period is attributable to a change in department structure in which the supervision of customer service and an administrative assistant salary are now charged to selling expense. The other item relating to this increase is an increase in commission expenses. We do not anticipate a significant change in selling expenses for the remainder of the year.

      Advertising and Marketing Expense. For the three months ended September 30, 2004, advertising and marketing expenses were $242,000, or 3% of net sales for the period, compared to $391,000 or 4.6% of net sales for the same period of 2003. For the nine months ended September 30, 2004, advertising and marketing expenses were $918,000, or 3.2% of net sales for the period, compared to $1,640,000, or 6% of net sales for the same period in 2003. The decline in advertising and marketing expense is attributable to reduction in personnel, decreases in spending in tradeshows and catalog expense and a reduction in the cost of artwork and films. We do not anticipate a significant change in advertising and marketing expense for the remainder of the year.

      Other Income and Expense. During the three months ended September 30, 2004, the Company incurred interest expense and loan fees of $340,000, compared to interest and loan fees of $301,000 during the same period of 2003.

      During the nine months ended September 30, 2004, the Company incurred interest expense and loan fees of $1,010,000 compared to interest and loan fees of $777,000 during the same period for 2003. The increase in this expense is due to higher levels of borrowing as a result of increased borrowing capacity, higher interest rates due to cost of capital funding being higher under our new credit facility and loan fees incurred during these periods.

      Also, during the nine months ended September 30, 2004, the Company had net other income items totaling $619,000. Gains included (i) $126,000 related to transactions involving the valuation of foreign currency, the amount of which will vary from period to period and (ii) $123,000 in gains from the sale of assets, most of which were recognized in the third quarter of 2004. Other items of gain included: (i) gains related to a review and determination that various accrued items on the books of the Mexican subsidiaries of the Company, CTI Mexico, S.A. de C.V. and Flexo Universal, S.A. de C.V., are not due or payable; the items included (a) accrued amounts for profit sharing or seniority benefits determined on the basis of a legal review not to be due, totaling $97,950, (b) accrued amounts related to an asset tax determined not to be due or beyond the statute of limitations, in the amount approximately of $49,400, (c) accrued amounts with respect to various accounts settled or determined not to be due or payable, in the aggregate amount of approximately $190,000; (ii) gains related to the settlement of an account with a tax authority in the amount of $38,750 based on payment of an amount less than the amount accrued on the books of CTI Mexico and Flexo Universal and (iii) gains totaling $70,000 based on the settlement of various accounts in consideration of payment of an amount less than the amount accrued. Most of these other gains are attributable to the first quarter of 2004 and related to the restructuring of CTI Mexico which commenced in February, 2003 when CTI Mexico effected a spin-off under Mexican law in which a portion of assets, liabilities and capital were transferred to Flexo Universal and Flexo Universal became the primary subsidiary of the Company in Mexico. These other gains are not recurring.

      Income Taxes

      During the third quarter of 2004, the Company recorded an income tax benefit of $91,000, arising from the operating loss in the quarter, compared to an income tax benefit recorded for the third quarter of 2003 in the amount of $226,000.

      For the first nine months of 2004, the Company recorded income tax expense of $84,000 compared to an income tax benefit received for the same period of 2003 in the amount of $322,000.

Financial Condition

      During the nine months ended September 30, 2004, the Company used cash in operations of $332,000, compared to cash provided by operations during the first nine months of 2003 in the amount of $2,755,000. The difference in the amount of cash provided by operations in the nine month periods of 2003 and 2004 is attributable in significant part by the fact that, during the first nine months of 2004, the Company reduced accounts payable by $566,000 and increased receivables by $761,000, whereas in the same period of 2003, the Company increased accounts payable by $1,408,000 and decreased receivables by $377,000.

      For the most part, the use of cash in operations arose from (i) an increase in receivables during the period of $611,000, net of $150,000 increase to bad debt reserve, (ii) an increase in inventory of $560,000, net of $160,000 provision for losses on inventory, and (iii) a reduction in accounts payable and accrued expenses, combined, by $393,000. During the nine month period cash from operations was affected positively by depreciation of $1,288,000; depreciation is expected to continue at approximately the same rate over the balance of 2004.

      The Company increased its inventory levels during the third quarter of 2004 in anticipation of seasonal sales during the fourth quarter of 2004 and January, 2005.

      The increase in the Company's receivables during the nine months ended September 30, 2004 is attributable principally to (i) increased sales to a new customer for metalized balloons and (ii) receivables relating to increased sales of latex balloons in Mexico. The receivable from the new customer for metalized balloons outstanding on September 30, 2004 has been paid in full. All receivables for sales in Mexico are current. The Company has a receivable from a distributor which as of September 30, 2004, has a gross outstanding amount of $307,000, which includes a note from the distributor with a remaining balance of $95,000. During the third quarter of 2004, the Company received payments of $105,000 and $26,000 or an aggregate of $131,000. The Company has established a reserve of $102,000 with respect to this account, resulting in a net receivable of $205,000. In valuing this account, management has considered that the customer has made substantial payments against this balance during the nine months ended September 30, 2004, and that the current cash receipts are in excess of current sales activity, and the distributor continues, actively, to purchase and sell the Company's products.

      During the nine months ended September 30, 2004, the Company used cash in investing activities, principally the purchase of equipment, in the amount of $161,000, compared to equipment purchases during the first nine months of 2003 of $1,503,000. The Company does not plan, and is not committed to, significant capital expenditures during the remainder of 2004, or in 2005, except that the Company does anticipate an upgrade and partial replacement of its computer systems and software during 2005 at cost estimated not to exceed $200,000.

      During the nine months ended September 30, 2004, cash provided by financing activities was $453,000, compared to net cash used in financing activities in the same period of 2003 of $1,210,000. The source of cash provided in the first nine months of 2004 was, principally, net advances on the Company's revolving line of credit in the amount of $2,213,000. Under the terms of the Company's revolving line of credit, the bank advances up to 85% of eligible receivables and 50% of eligible inventory. The amount of the net advances on the line of credit reflect (i) increased sales during the first nine months of 2004 and (ii) an increase in inventory during the period in the amount of approximately $720,000. Financing cash outflows consisted of $2,188,000, principally relating to a $467,000 reduction to a term loan and $1,539,000 repayment of vendor notes.

      Liquidity and Capital Resources. As of September 30, 2004, the Company's cash balance was $407,000 and there was approximately $ 71,000 available under the Company's line of credit with its bank. As of Novemeber 16, 2004, there was approximately $340,000 available under the Company's line of credit with its bank. As of September 30, 2004, the Company had a deficit working capital of $403,000 compared to a working capital deficit of $706,000 as of December 31, 2003.

      The Company maintains relatively small cash balances and reserves and relies on its revolving credit facility for liquidity.

      As of September 30, 2004, the Company was not in compliance with a financial covenant with its bank relating to the relationship of EBITDA to fixed charges, but was in compliance with all other covenants of the loan agreement. The bank has issued a waiver of this non-compliance. Based on our financial projections, the Company believes it will comply with all financial and other covenants of the loan agreement with its bank for the remainder of 2004 and beyond. Certain officers of the Company have expressed a willingness to supplement cash flows to the extent that it will insure compliance with the Company's fixed cost coverage covenant with its bank.

      The Company believes that its existing capital resources and cash generated from operations will be sufficient to meet the Company's requirements for at least twelve months.

      On July 1, 2004, the Company entered into a Standby Equity Distribution Agreement ("SEDA") with Cornell Capital under which Cornell agreed to provide up to $5 million to the Company in connection with the purchase of common stock of the Company over a two year term. Under the terms of the agreement, the Company has the option to sell shares of its common stock to Cornell at the market price for the stock at the time of the sale. The Company may request advances, representing purchases of its stock, of up to $100,000 in any week, up to a maximum amount of $400,000 in any month, subject to registration of the stock prior to sale. The Company has not, as yet taken action to register shares to be sold under the SEDA and the Board of Directors of the Company is reviewing the arrangement to make a determination as to whether and when to proceed under it. On August 5, 2004, the Company issued 14,162 shares of its common stock to Cornell and 3,500 shares of its common stock to Newbridge Securities, Cornell's stock placement agent for underwriting services as partial consideration under the terms of the SEDA.

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

Safe Harbor Provision of the Private Securities Litigation Act of 1995 and Forward Looking Statements.

      The Company operates in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. The market for metalized and latex balloon products is generally characterized by intense competition, frequent new product introductions and changes in customer tastes which can render existing products unmarketable. The statements contained in Item 2 (Management's Discussion and Analysis of Financial Condition and Results of Operations) that are not historical facts may be forward-looking statements (as such term is defined in the rules promulgated pursuant to the Securities Exchange Act of
1934) that are subject to a variety of risks and uncertainties more fully described in the Company's filings with the Securities and Exchange Commission. The forward-looking statements are based on the beliefs of the Company's management, as well as assumptions made by, and information currently available to the Company's management. Accordingly, these statements are subject to significant risks, uncertainties and contingencies which could cause the Company's actual growth, results, performance and business prospects and opportunities in 2004 and beyond to differ materially from those expressed in, or implied by, any such forward-looking statements. Wherever possible, words such as "anticipate," "plan," "expect," "believe," "estimate," and similar expressions have been used to identify these forward-looking statements, but are not the exclusive means of identifying such statements. These risks, uncertainties and contingencies include, but are not limited to, the Company's limited operating history on which expectations regarding its future performance can be based, competition from, among others, national and regional balloon, packaging and custom film product manufacturers and sellers that have greater financial, technical and marketing resources and distribution capabilities than the Company, the availability of sufficient capital, the maturation and success of the Company's strategy to develop, market and sell its products, risks inherent in conducting international business, risks associated with securing licenses, changes in the Company's product mix and pricing, the effectiveness of the Company's efforts to control operating expenses, general economic and business conditions affecting the Company and its customers in the United States and other countries in which the Company sells and anticipates selling its products and services and the Company's ability to (i) adjust to changes in technology, customer preferences, enhanced competition and new competitors; (ii) protect its intellectual property rights from infringement or misappropriation; (iii) maintain or enhance its relationships with other businesses and vendors; and (iv) attract and retain key employees. There can be no assurance that the Company will be able to identify, develop, market, sell or support new products successfully, that any such new products will gain market acceptance, or that the Company will be able to respond effectively to changes in customer preferences. There can be no assurance that the Company will not encounter technical or other difficulties that could delay introduction of new or updated products in the future. If the Company is unable to introduce new products and respond to industry changes or customer preferences on a timely basis, its business could be materially adversely affected. The Company is not obligate to update or revise these forward-looking statements to reflect new events or circumstances.

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

Part II. OTHER INFORMATION

Item 1.     Legal Proceedings

      On September 5, 2003, Airgas, Inc., Airgas-Southwest, Inc., Airgas-South, Inc. and Airgas-East, Inc. filed a joint action against CTI Industries Corporation for claimed breach of contract in the Circuit Court of Lake County, Illinois claiming as damages the aggregate amount of $162,242. The Company has filed an answer denying the material claims of the complaint, affirmative defenses and a counterclaim. In the action, the plaintiffs claim that CTI Industries Corporation owes them certain sums for (i) helium sold and delivered, (ii) rental charges with respect to helium tanks and (iii) replacement charges for tanks claimed to have been lost. On November 2, 2004, this matter was settled. The amount agreed to be paid by the Company totalled $100,000. The first payment of $50,000 was paid on November 15, 2004. There will be five subsequent payments of $10,000 each.

      On June 4, 2004, Spar Group, Inc. initiated an arbitration proceeding in New York City against the Company. In the proceeding, Spar Group claims that there is due from the Company to Spar Group for services rendered in the amount of $180,043, plus interest. Spar Group claims to have rendered services to the Company in various Eckerd stores with respect to the display and ordering of metalized and latex balloons for sale in those stores. The Company has filed an answer denying liability with respect to the claim and asserting a counterclaim for damages against Spar Group for breach of its agreement to provide such services. The Company believes it has made adequate provision for any settlement of this matter based upon discussions with counsel.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

      On August 5, 2004, the Company issued an aggregate of 17,662 shares of its common stock to Cornell Capital Partners and Newbridge Securities in consideration for stock placement and underwrting services relating to the Company's SEDA.

      On September 13, 2004, the Company issued 18,018 shares of its common stock to Thornhill Capital, LLC in return for consulting services.

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

      Dated: November 19, 2004               CTI INDUSTRIES CORPORATION


                                             By:  /s/ Howard W. Schwan
                                                 ----------------------------
                                                 Howard W. Schwan, President


                                             By: /s/ Stephen M. Merrick
                                                 ----------------------------
                                                 Stephen M. Merrick
                                                 Executive Vice President and
                                                 Chief Financial Officer

CTI Industries Corporation and Subsidiaries
Consolidated Balance Sheets

                                                                               September 30, 2004      December 31, 2003
                                                                               ------------------      -----------------
                     ASSETS                                                        (Unaudited)             (Audited)
Current assets:
  Cash                                                                            $    407,479           $    329,742
  Accounts receivable, (less allowance for doubtful accounts of $406,239             5,231,106              4,620,276
  and $223,220 respectively)
  Inventories                                                                        9,823,642              9,263,160
  Deferred tax assets                                                                  361,751                361,751
  Prepaid expenses and other current assets                                          1,318,025                859,635
                                                                                  ------------           ------------

      Total current assets                                                          17,142,003             15,434,564

Property and equipment:
  Machinery and equipment                                                           18,371,173             18,939,535
  Building                                                                           2,614,271              2,678,581
  Office furniture and equipment                                                     1,923,236              1,931,831
  Land                                                                                 250,000                250,000
  Leasehold improvements                                                               565,324                582,052
  Fixtures and equipment at customer locations                                       2,286,814              2,232,285
  Projects under construction                                                           98,701                408,961
                                                                                  ------------           ------------
                                                                                    26,109,519             27,023,245
    Less: accumulated depreciation                                                 (15,193,782)           (14,815,596)
                                                                                  ------------           ------------

      Total property and equipment, net                                             10,915,737             12,207,649

Other assets:
  Deferred financing costs, net                                                        155,813                222,696
  Goodwill                                                                           1,113,108              1,113,108
  Deferred Income tax asset                                                            943,718              1,012,365
  Other assets                                                                          98,655                279,800
                                                                                  ------------           ------------

      Total other assets                                                             2,311,295              2,627,969
                                                                                  ------------           ------------

TOTAL ASSETS                                                                        30,369,034             30,270,182
                                                                                  ============           ============

      LIABILITIES AND STOCKHOLDERS' EQUITY

  Checks written in excess of bank balance                                             707,293                341,108
  Accounts payable                                                                   6,207,983              6,799,490
  Line of credit                                                                     5,785,001              3,694,241
  Notes payable - current portion                                                    2,528,708              2,998,496
  Accrued liabilities                                                                2,253,860              2,306,745
                                                                                  ------------           ------------

      Total current liabilities                                                     17,482,844             16,140,080

Long-term liabilities:
  Other liabilities                                                                    881,600              1,079,041
  Notes payable                                                                      4,189,209              5,766,091
  Notes payable - officers                                                           2,330,024              2,064,126
                                                                                  ------------           ------------

      Total long-term liabilities                                                    7,400,833              8,909,258

Minority interest                                                                       10,230                  9,263

Stockholders' equity:
  Common stock - no par value, 5,000,000 shares authorized,
  2,150,216 and 2,141,882 shares issued, 1,954,100 and
  1,918,420 shares outstanding, respectively                                         3,764,020              3,764,020
  Class B Common stock - no par value, 500,000 shares authorized,
  0 shares issued and outstanding                                                            0                      0
  Paid-in-capital                                                                    5,615,411              5,554,332
  Warrants issued in connection with subordinated debt and bank debt                   595,174                595,174
  Accumulated deficit                                                               (3,442,213)            (3,528,063)
  Accumulated other comprehensive earnings                                            (118,152)              (234,768)
  Less:
      Treasury stock - 231,796 shares                                                 (939,114)              (939,114)
                                                                                  ------------           ------------

      Total stockholders' equity                                                     5,475,126              5,211,581
                                                                                  ------------           ------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                          $ 30,369,034           $ 30,270,182
                                                                                  ============           ============

See accompanying notes to condensed consolidated unaudited statements

CTI Industries Corporation and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

                                                                   Quarter Ended September 30,          Year to Date September 30,
                                                                     2004              2003               2004             2003
                                                                 ------------      ------------      ------------      ------------
Net Sales                                                        $  8,125,521      $  8,428,784      $ 28,611,290      $ 27,253,217

Cost of Sales                                                       6,455,743         6,653,397        22,762,114        21,634,749
                                                                 ------------      ------------      ------------      ------------

      Gross profit on sales                                         1,669,778         1,775,387         5,849,176         5,618,469

Operating expenses:
  Administrative                                                    1,077,502           749,014         3,241,292         2,970,514
  Selling                                                             380,300           414,031         1,127,586         1,033,402
  Advertising and marketing                                           242,491           390,750           917,980         1,640,281
                                                                 ------------      ------------      ------------      ------------

      Total operating expenses                                      1,700,293         1,553,795         5,286,858         5,644,197
                                                                 ------------      ------------      ------------      ------------

Income from operations                                                (30,515)          221,592           562,318           (25,729)

Other income (expense):
  Interest expense                                                   (339,953)         (301,323)       (1,009,917)         (776,766)
  Interest income                                                          --             1,393                --             3,001
  Gain on sale of assets                                              107,475               464           122,499            15,488
  Foreign currency (loss) gain                                         62,202            13,792           126,044             2,084
  Other                                                               (40,553)          (32,897)          370,249            32,584
                                                                 ------------      ------------      ------------      ------------

      Total other income (expense)                                   (210,829)         (318,572)         (391,125)         (723,609)
                                                                 ------------      ------------      ------------      ------------

(Loss) income  before income taxes and minority interest             (241,344)          (96,981)          171,192          (749,337)

Income tax (benefit) expense                                          (90,850)         (226,341)           84,279          (321,766)
                                                                 ------------      ------------      ------------      ------------

Income (loss) before minority interest                               (150,494)          129,361            86,914          (427,571)

Minority interest in  income (loss) of subsidiary                        (123)              621             1,064               300
                                                                 ------------      ------------      ------------      ------------

      Net income (loss)                                          $   (150,370)     $    128,740      $     85,850      $   (427,871)
                                                                 ============      ============      ============      ============

Income (loss) applicable to common shares                        $   (150,370)     $    128,740      $     85,850      $   (427,871)
                                                                 ============      ============      ============      ============

Basic income (loss) per common share                             $      (0.08)     $       0.07      $       0.04      $      (0.22)
                                                                 ============      ============      ============      ============

Diluted income (loss) per common share                           $      (0.08)     $       0.06      $       0.04      $      (0.22)
                                                                 ============      ============      ============      ============

Weighted average number of shares and equivalent shares
  of common stock outstanding:
    Basic                                                           1,932,692         1,918,420         1,923,212         1,918,206
                                                                 ============      ============      ============      ============

    Diluted                                                         1,932,692         1,996,734         1,991,766         1,918,206
                                                                 ============      ============      ============      ============

See accompanying notes to condensed consolidated unaudited statements

CTI Industries Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

                                                                              For the Nine Month Period Ended
                                                                         September 30, 2004       September 30, 2003
                                                                         -------------------------------------------
Cash flows from operating activities:
  Net (loss) income                                                          $    85,850            $  (427,871)
  Adjustment to reconcile net loss to cash
      (used in) provided by operating activities:
    Depreciation and amortization                                              1,288,416              1,160,823
    Deferred gain on sale/leaseback                                             (175,273)               (17,527)
    Amortization of Debt Discount                                                188,619                119,606
    Minority interest in loss of subsidiary                                          967                    300
    Provision for losses on accounts receivable                                  150,000                 45,000
    Provision for losses on inventory                                            160,000                135,000
    Deferred income taxes                                                         84,298               (303,501)
    Change in assets and liabilities:
      Accounts receivable                                                       (760,830)               376,876
      Inventory                                                                 (720,482)              (143,467)
      Other assets                                                              (241,391)                   231
      Accounts payable and accrued expenses                                     (393,130)             1,809,262
                                                                             ----------------------------------

          Net cash (used in) provided by operating activities                   (332,956)             2,754,732

Cash flows from investing activities:

  Purchases of property, plant and equipment                                    (160,614)            (1,502,848)
  Proceeds from sale of property and equipment                                     2,185
                                                                             ----------------------------------

          Net cash (used in) investing activities                               (158,429)            (1,502,848)

Cash flows from financing activities:
  Checks written in excess of bank balance                                       366,185                 82,002
  Net change in revolving line of credit                                       2,213,039             (1,771,182)
  Proceeds from issuance of long-term debt                                        74,224              2,801,813
  Proceeds from issuance of notes due to officer                                                      2,550,000
  Repayment of long-term debt                                                 (2,188,062)            (4,870,919)
  Proceeds from debt to equity swap                                                                      15,750
  Collecion of Stockholder Note                                                                          56,456
  Cash paid for deferred financing fees                                          (12,880)               (73,931)
                                                                             ----------------------------------

          Net cash provided by (used in)  financing activities                   452,506             (1,210,011)

Effect of exchange rate changes on cash                                          116,616                (11,583)
                                                                             ----------------------------------

Net increase (decrease) in cash                                                   77,737                 30,290

Cash and Equivalents at Beginning of Period                                      329,742                160,493
                                                                             ----------------------------------

Cash and Equivalents at End of Period                                        $   407,479            $   190,783
                                                                             ==================================

Supplemental non-cash investing and financing activities:
    Settlement of liability with third party via ownership transfer
        of long-term asset                                                       241,268                      0
    Accounts Payable converted to notes payable                                        0              3,571,000
    Stock issued for investment banking services at fair value                    61,079                      0

See accompanying notes to condensed consolidated unaudited statements

CTI Industries Corporation and Subsidiaries
Consolidated Earnings per Share

                                                                      Quarter Ended September 30,       Year to Date September 30,
                                                                       2004               2003             2004             2003
                                                                    -----------------------------      ----------------------------
Basic
Average shares outstanding:
  Weighted average number of shares of
    common stock outstanding during the
    period                                                            1,932,692         1,918,420        1,923,212        1,918,206
                                                                    ===========       ===========      ===========      ===========

Net income (loss):
  Net income (loss)                                                 $  (150,370)      $   128,740      $    85,850      $  (427,871)

  Amount for per share computation                                  $  (150,370)      $   128,740      $    85,850      $  (427,871)
                                                                    ===========       ===========      ===========      ===========

  Per share amount                                                  $     (0.08)      $      0.07      $      0.04      $     (0.22)
                                                                    ===========       ===========      ===========      ===========

Diluted
Average shares outstanding:
  Weighted average number of shares of
    common stock outstanding during the
    period                                                            1,932,692         1,918,420        1,923,212        1,918,206
  Net additional shares assuming stock
    options and warrants exercised and
    proceeds used to purchase treasury
    stock                                                                    --            78,314           68,554               --
                                                                    -----------       -----------      -----------      -----------
  Weighted average number of shares and
    equivalent shares of common stock
    outstanding during the period                                     1,932,692         1,996,734        1,991,766        1,918,206
                                                                    ===========       ===========      ===========      ===========

Net income:
  Net income (loss)                                                 $  (150,370)      $   128,740      $    85,850      $  (427,871)

  Amount for per share computation                                  $  (150,370)      $   128,740      $    85,850      $  (427,871)
                                                                    ===========       ===========      ===========      ===========

  Per share amount                                                  $     (0.08)      $      0.06      $      0.04      $     (0.22)
                                                                    ===========       ===========      ===========      ===========

See accompanying notes to consolidated unaudited statements

                               September 30, 2004
                   CTI Industries Corporation and Subsidiaries
         Notes to Unaudited Condensed Consolidated Financial Statements

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

Operating results for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K/A Amendment No. 2 for the fiscal year ended December 31, 2003.

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

Stock-Based Compensation

As of September 30, 2004, the Company had four stock-based compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. The Company recognizes compensation cost for stock-based compensation awards equal to the difference between the quoted market price of the stock at the date of grant or award and the price to be paid by the employee upon exercise in accordance with the provisions of APB No. 25. Based upon the terms of Company's current stock option plans, the stock price on the date of grant and price paid upon exercise are the same. Accordingly, no stock-based employee compensation cost has been recognized, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. No stock options were granted during the three months ended September 30, 2004.

Historically, the Company's option awards have vested at date of grant. Accordingly, had the Company applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-based Compensation," there is no pro forma effect on net income to disclose in periods with no option awards.

Note 2 - Legal Proceedings

      On September 5, 2003, Airgas, Inc., Airgas-Southwest, Inc., Airgas-South, Inc. and Airgas-East, Inc. filed a joint action against the Company for claimed breach of contract in the Circuit Court of Lake County, Illinois claiming as damages the aggregate amount of $162,242. The case was settled November 2, 2004, for $100,000. The first payment of $50,000 under the settlement agreement was paid on November 15, 2004. There will be five subsequent payments of $10,000 each.

      On June 4, 2004, Spar Group, Inc. initiated an arbitration proceeding in New York City against the Company. In the proceeding, Spar Group claims that there is due from the Company to Spar Group for services rendered in the amount of $180,043, plus interest. Spar Group claims to have rendered services to the Company in various Eckerd stores with respect to the display and ordering of metalized and latex balloons for sale in those stores. The Company has filed an answer denying liability with respect to the claim and asserting a counterclaim for damages against Spar Group for breach of its agreement to provide such services. The Company believes it has made adequate provision for any settlement of this matter based on discussions with counsel.

      In addition, the Company and its subsidiaries are party to certain lawsuits arising in the normal course of business. The ultimate outcome of these matters is unknown but, in the opinion of management, the settlement of these matters is not expected to have a significant effect on the future financial position or results of operations of the Company.

Note 3 - Comprehensive (Loss) Income

Comprehensive loss was ($11,982) for the three months ended September 30, 2004 and comprehensive loss of ($235,000) for the three months ended September 30, 2003. Comprehensive income was $116,616 for the nine months ending September 30, 2004 and comprehensive loss was ($107,509) for the nine months ending September 30, 2003.

Note 4 - Earnings (Loss) Per Share

Basic earnings (loss) per common share is computed by dividing the net income
(loss) available to common shareholders by the weighted average number of shares of common stock outstanding during each period.

Diluted earnings per share is computed by dividing the net income by the weighted average number of shares of common stock and common stock equivalents (redeemable common stock, stock options and warrants), unless anti-dilutive, during each period.

Potential dilutive securities include 405, 420 options and 282,050 warrants.

Note 4 - Inventories, net

                                          September 30, 2004   December 31, 2003
                                          ------------------   -----------------
                                              (Unaudited)          (Audited)
Raw material and work in process             $  1,567,702        $  2,231,428
Finished goods                                  8,755,118           7,523,889
                                             ------------        ------------
Inventory, Gross                               10,322,820           9,755,317
Less: Inventory Reserves                         (499,178)           (492,157)
                                             ------------        ------------

Inventories, net                                9,823,642           9,263,160
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

                                      Net Sales to External Customers
                      For the Three Months Ended       For the Nine Months Ended
                            September 30,                   September 30,
                             (Unaudited)                     (Unaudited)

                         2004            2003           2004             2003
                         ----            ----           ----             ----

United States        $ 6,835,000     $ 6,587,000     $24,508,000     $23,590,000
Mexico                   638,000         763,000       2,049,000       1,833,000
United Kingdom           653,000       1,079,000       2,054,000       1,830,000
                     -----------     -----------     -----------     -----------
                     $ 8,126,000     $ 8,429,000     $28,611,000     $27,253,000
                     ===========     ===========     ===========     ===========

                                                   Total Assets at

                                           September 30,       December 31,
                                               2004                 2003
                                               ----                 ----
                                            (Unaudited)          (Audited)

United States                              $ 26,999,000        $ 27,603,000
Mexico                                        4,953,000           5,476,000
United Kingdom                                1,910,000           1,412,000
Eliminations                                 (3,492,000)         (4,221,000)
                                           ------------        ------------

                                           $ 30,370,000        $ 30,270,000
                                           ============        ============

Note 6 - Concentration of Credit Risk

Concentration of credit risk with respect to trade accounts receivable beyond our significant customers noted below is generally limited due to the number of entities comprising the Company's customer base. The Company performs ongoing credit evaluations and provides an allowance for potential credit losses against the portion of accounts receivable which is estimated to be uncollectible. Such losses have historically been within management's expectations. For the three months ended September 30, 2004, the Company has 2 customers that accounted for $1,532,000 or 18.6% and $1,271,000 or 15.6% of sales. As compared to the same period of 2003, the two customers represented $2,797,000 or 33.2% and $1,749,000 or 20.7% of sales. For the nine months ended September 30, 2004, the Company had 3 customers that accounted for approximately $5,478,000 or 19.0%, $3,694,000 or 12.9%, and $3,060,000 or 10.7%, respectively, of consolidated net sales. For the nine months ended September 30, 2003, the company had 3 customers who represented $7,922,000 or 29.1%, $4,105,000 or 15.1% and $1,749,000 or 20.7% of
consolidated net sales.

Note 7 -Standby Equity Distribution Agreement

On July 1, 2004, the Company entered into a Standby Equity Distribution Agreement ("SEDA") with an investment firm. Under the SEDA, the investment firm has committed to provide up to $5 million of funding to be drawn down at the Company's discretion by the purchase of the Company's common stock. The Company may request up to $100,000 in any seven-day period in exchange for issuing shares of its common stock to the investment firm. The facility may be used in whole or in part entirely at the Company's discretion, subject to an effective registration of the related shares. As of September 30, 2004, no shares have been issued or funds received by the Company under this agreement.

Note 8 - Related Party Transaction

During the quarter, Merrick and Klimek, P.C., the Company's law firm, provided legal services to the Company. Stephen M. Merrick, who is Chief Financial Officer, Secretary and a director of the Company is also a principal of Merrick & Klimek, P.C. The Company paid invoices to the firm of $22,000 in the three months ending September 30, 2004 and $ 113,000 for the nine months ending September 30, 2004

During the quarter there were transactions with Packaging Systems, Inc. ("PSI") a supplier of corrugated and miscellaneous shipping material. John H. Schwan, Chairman of the Company is also a principle of PSI. Purchases by the Company from PSI for the three months ending September 30, 2004 were $110,000, and purchases for the nine months ending September 30, 2004 were $240,000.

The company also made payments to two of the principles of the Company in the amount of $37,000 and $14,000 for the three months ending September 30, 2004 and $117,000 and $53,000 for the nine months ending September 30, 2004. These payments represent interest payments for loans made to the Company.