Form 10-K
period 2004-12-31
CTI INDUSTRIES CORP
filed 2005-05-11
CIK 1042187

 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO
SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004

Commission File Number
000-23115

CTI INDUSTRIES CORPORATION
(Exact name of Registrant as specified in its charter)

Illinois	36-2848943
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

22160 North Pepper Road Barrington, Illinois (Address of principal executive offices)	60010 (Zip Code)

(847) 382-1000 Registrant’s telephone number, including area code Securities registered pursuant to Sections 12(b) and 12(g) of the Act:

Title of Class	Name of each exchange on which registered:

Common Stock, no par value	NASDAQ SmallCap Market

                Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☐ Yes ☒ No

                Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated in Part III of the Form 10-K or any amendment to the Form 10-K.  ☐

                The Registrant’s revenues for the fiscal year ended December 31, 2004, were $37,193,109

                Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)  ☐ Yes ☒  No

                Based upon the closing price of $2.15 per share of Registrant’s Common Stock as reported on the NASDAQ SmallCap Market at June 30, 2004, the aggregate market value of the voting stock held by non-affiliates of the Registrant was then approximately $2,049,907 (Determination of stock ownership by non-affiliates was made solely for the purpose of responding to the requirements of the Form and the Registrant is not bound by this determination for any other purpose).

                The number of shares of the Registrant’s Common Stock outstanding as of April 15, 2005 was 1,954,100 (excluding treasury shares).

Transitional Small Business Disclosure Format (check one): ☐ Yes ☒  No

PART I

Item No. 1 Description of Business

Business Overview

CTI Industries Corporation and subsidiaries (the “Company”) is engaged in the development, manufacture, sale and distribution of two principal lines of products within a single segment:

•	Novelty products, principally balloons, including metalized balloons, latex balloons, punch balls and other inflatable toy items.

•	Specialty and printed films and flexible containers, for food packaging, specialized consumer uses and various commercial applications.

The Company was organized in 1976 and initially was principally engaged in the business of manufacturing bag-in-box plastic packaging systems. The Company sold its assets related to bag-in-box packaging systems in 1985. In 1978, the Company began manufacturing metalized balloons (sometimes referred to as “foil” balloons), balloons made of a base material (usually nylon) having vacuum deposited aluminum and polyethylene coatings. These balloons remain buoyant when filled with helium for much longer periods than latex balloons and permit the printing of graphic designs on the surface.

In 1985, the Company began marketing latex balloons and, in 1988, began manufacturing latex balloons. In 1994, the Company sold its latex balloon manufacturing equipment to a company in Mexico and entered into an arrangement for that company to manufacture latex balloons for the Company. The Company since has acquired majority ownership of the Mexican latex manufacturing company.

The Company’s metalized and latex balloons and toy products are sold throughout the United States and in several foreign countries through a wide variety of retail outlets including general merchandise and drugstore chains, grocery chains, card and gift shops, and party goods stores, as well as through florists and balloon decorators.

Most metalized balloons contain printed characters, designs and social expression messages. The Company maintains licenses on numerous characters and designs, including, for example, Garfield®, Precious Moments®, Elephantz®, Face Offs-Tudes®, Headfirst®, Kinka® and Successories®.  The Company also has licenses in Mexico for Shrek®, Shark Tales®, and Barbie®. In the UK, the Company maintains licenses on Postman Pat® and Dream Fairies®. For a period of three years, the Company did maintain a relationship with Hallmark Cards under which the Company (i) produced balloons of Hallmark designs, and of designs licensed by Hallmark, under authority from Hallmark, (ii) sold such balloons, as well as latex balloons, to Hallmark for resale by Hallmark, and (iii) sold and distributed these balloon designs to customers in the United States. This arrangement and the agreements related to it expired and were terminated on March 31, 2005. The Company has an 18 month period in which to sell off its inventory of Hallmark products.

On an increasing basis over the past six years, the Company also has engaged in the production, lamination, coating and printing of films and provides custom film products for a variety of commercial applications. These include (i) laminated and printed films for use in packaging applications and (ii) completed products for customer storage applications and for packaging applications. Revenues from this activity have grown rapidly since 1997. Though experiencing a decline in 2004, these revenues still represented approximately 37.2% of total Company revenues.

Background

CTI Industries Corporation (the “Company”) was incorporated as Container Merger Company, Inc. under the laws of the State of Delaware on October 14, 1983, and changed its name to CTI Industries Corporation on August 2, 1985. A predecessor company, Creative Technology, Inc., was organized as an Illinois corporation on December 9, 1975 and was merged into the Company in February 1984. On November 19, 2001, the Company was reincorporated in Illinois and is now an Illinois corporation. CTI Balloons Limited. (“CTI Balloons”), the Company’s wholly-owned subsidiary, was organized as a corporation under the laws of the United Kingdom on October 2, 1996. On October 24, 1996, the Company entered into an agreement with CTI Balloons pursuant to which all of the assets and liabilities of the Company in its branch operation in the United Kingdom were sold and transferred to CTI Balloons and all of the capital stock of CTI Balloons was issued and delivered to the Company. Unless otherwise specified, all references to the Company refer to the Company, its predecessor Creative Technology, Inc., its wholly-owned subsidiaries, CTI Balloons, CTF International, S.A. de C.V., and its majority-owned subsidiaries, CTI Mexico, S.A. de C.V. and Flexo Universal, S.A. de C.V.

In March and May of 1996, a group of investors made an equity investment of $1,000,000 in the Company in return for 366,300 shares of Preferred Stock, $.91 par value. Each share of Preferred Stock was entitled to an annual cumulative dividend of 13% of the purchase price, and was convertible into one share of Common Stock. The shares of Preferred Stock, voting separately as a class, were entitled to elect four of the Company’s directors. Members of such investment group included Howard W. Schwan, John H. Schwan and Stephen M. Merrick, current members of management.

In July 1997, the Company effected a recapitalization (the “Recapitalization”) without a formal reorganization. As part of the Recapitalization, the Board of Directors approved the creation of Class B Common Stock, approved a 1 for 2.6 reverse stock split on both the Common Stock and Preferred Stock, and negotiated a conversion of all then outstanding shares of the Company’s Convertible Preferred Stock into an aggregate of 366,300 shares of Class B Common Stock. The conversion was effective upon the closing of an initial public offering of 575,000 shares of the Company’s Common Stock on November 5, 1997. The shares of Class B Common Stock contained rights identical to shares of Common Stock, except that shares of Class B Common Stock, voting separately as a class, had the right to elect four of the Company’s seven directors. Shares of Common Stock and Class B Common Stock, voting together as a class, voted on all other matters, including the election of the remaining directors. The recapitalization, initial public offering and related transactions were approved by written consent of the shareholders.

On July 1, 2002, all outstanding shares of Class B Common Stock, by their terms, were converted to common stock.

On October 15, 1999, the Company’s Board of Directors approved a 1 for 3 reverse split of the Company’s Common Stock and Class B Common Stock. The 1 for 3 reverse stock split became effective at the close of business on November 4, 1999, upon the approval and consent of a majority of Common and Class B Common Stockholders voting together as a single class. As a result of the reverse stock split, every three shares of the Company’s Common Stock were reclassified and changed into one share of the Company’s Common Stock with a new par value of $.195 per share, and every three shares of the Company’s Class B Common Stock were reclassified and changed into one share of the Company’s Class B Common Stock, with a new par value of $2.73 per share. After the reincorporation of the Company in the State of Illinois, the Company’s Common and Class B Common Stock ceased to have any par value.

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

Mexico Operations.  Through March 2003, the Company’s latex balloons were manufactured by CTI Mexico S.A. de C.V. (“CTI Mexico”), formerly known as Pulidos y Terminados Finos S.A. de C.V., a Guadalajara, Mexico company engaged principally in the manufacture of latex balloons. Commencing in March 2003, the Company’s latex balloons have been manufactured by Flexo Universal, S.A. de C.V. (“Flexo Universal”). Both CTI Mexico and Flexo Universal are majority owned subsidiaries of the Company.

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

Through March 2003, CTI Mexico conducted operations at four facilities in Guadalajara, Mexico having, in total, approximately 95,000 square feet of manufacturing, office and warehouse space. At these facilities, CTI Mexico produced, printed and packaged latex balloons, warehoused latex and foil balloons and conducted sales, marketing and administrative activities.

On February 22, 2003, CTI Mexico effected a spin off under Mexico law under which a portion of the assets, liabilities and capital of CTI Mexico were transferred to a newly-organized entity which operates under the name Flexo Universal S.A. de C.V. Flexo Universal is also 98% owned by the Company.

In January 2003, Flexo Universal entered into a lease for approximately 43,000 square feet of manufacturing, office and warehouse space in Guadalajara, Mexico and all of the assets transferred to Flexo Universal in the spin-off were moved to that facility. On March 1, 2003, Flexo Universal commenced operations at this facility and now conducts balloon production, printing, packaging, warehousing and sales activities there.

On or about April 2003, CTI Mexico ceased production of balloons at its leased facilities. The leases of one facility, consisting of three buildings, and another facility, consisting of one building, have been terminated and CTI Mexico has vacated these locations.

Products

Metalized Balloons. The metalized balloon is composed of a base material (usually nylon or polyester) which is coated on one side with a vacuum deposited aluminum coating and on the other with polyethylene. Typically, the balloon film is printed with graphic designs and messages.

The Company manufactures over 600 balloon designs, in different shapes and sizes, including the following:

•	Superloons® - 18" balloons in round or heart shape, generally made to be filled with helium and remain buoyant for long periods. This is the predominant metalized balloon size.

•	Ultraloons® - 34" balloons made to be filled with helium and remain buoyant.

•	Miniloons®- 9" balloons made to be air-filled and sold on holder-sticks or for use in decorations.

•	Card-B-Loons®(4 1/2") - air-filled balloons, often sold on a stick, used in floral arrangements or with a container of candy.

•	Shape-A-Loons® - shaped balloons made to be filled with helium.

•	Minishapes - small shaped balloons designed to be air filled and sold on sticks as toys or inflated characters.

In addition to size and shape, a principal element of the Company’s metalized balloon products is the printed design or message contained on the balloon. These designs include figures and licensed characters many of which are well-known. The Company maintains many of its own licenses for several characters, and manufactures and distributes balloons bearing a number of additional licensed characters. Some of these characters include Garfield®, Precious Moments®, Face Offs-Tudes®, Headfirst®, Kinka®, Successories®. and several others, in Mexico, Barbie®, Shrek® and Shark Tales® and in the UK Postman Pat® and Dream Fairies®. See “Patents, Trademarks and Copyrights” below. For a period of 3 years, the Company also manufactured and distributed certain licensed designs under an arrangement with Hallmark Cards. This arrangement terminated on March 31, 2005.

Latex Balloons. The Company sells a high end line of latex balloons under the product line name Hi-Tex® and a standard line of latex balloons marketed under the name Partyloons®. The Company also manufactures toy balloon products including punch balls and water bombs and “Animal Twisties.”

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

Custom Film Products. The Company fabricates custom film products for various commercial and industrial purposes. These now include “dunnage” bags (inflatable pouches used to cushion products in packages) and flexible containers for the storage of clothing and personal items.

Markets

Metalized Balloons

The metalized balloon came into existence in the late 1970s. During the 1980s, the market for metalized balloons grew rapidly. Initially, the product was sold principally to individual vendors, small retail outlets and at fairs, amusement parks, shopping centers and other outdoor facilities and functions. Metalized balloons remain buoyant when filled with helium for extended periods of time and they permit the printing and display of graphics and messages. As a result, the product has significant appeal as a novelty and message item. Metalized balloons became part of the “social expression” industry, carrying graphics designs, characters and messages like greeting cards. In the mid-1980s, the Company and other participants in the market began licensing character and cartoon images for printing on the balloons and directed marketing of the balloons to retail outlets including grocery, general merchandise, discount and drug store chains, card and gift shops, party goods stores as well as florists and balloon decorators. These outlets now represent the principal means for the sale of metalized balloons throughout the United States and in a number of other countries.

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

Printed latex balloons are sold both in retail outlets and for balloon decoration purposes including floral designs. “Toy” balloons include novelty balloons sold in toy departments or stores, punch balls, water bombs and other specialty designs.

Latex balloons are sold through many of the same outlets as metalized balloons including grocery, general merchandise and drug store chains, card and gift shops, party goods stores, florists and balloon decorators. Latex balloons are sold in retail stores in packaged form as well as inflated. Also, certain latex items are sold in retail stores, generally in packaged form, as toy items.

Printed and Specialty Films

The industry and market for printed and specialty films is fragmented and includes many participants. There are hundreds of manufacturers of printed and specialty film products in the United States and in other markets. In many cases, companies who provide food and other products in film packages also produce or process the films used for their packages. The market for the Company’s film products, and for its completed containers, consists principally of companies who utilize the films for the packaging of their products, including food products and other items. In addition to the packaging of food products, the flexible containers are used for medical purposes (such as colostomy bags, containers for saline solution and other items), “dunnage” (to cushion products being packaged), storage of personal and household items and other purposes.

The total volume of products manufactured and sold in this industry is estimated to be well in excess of $3 billion.

Marketing, Sales and Distribution

The Company markets and sells its metalized balloon, latex balloon and related novelty products throughout the United States and in a number of other countries. The Company maintains a marketing, sales staff and support staff of 16 individuals and a customer service department of 5 individuals. European sales are conducted by CTI Balloons, the Company’s subsidiary located in

Rugby, England.  Flexo Universal conducts sales and marketing activities for the sale of balloon products in Mexico, Latin America, and certain other markets. Sales in other foreign countries are made generally to distributors in those countries and are managed at the Company’s principal offices.

The Company sells and distributes its balloon products (i) by its employed staffs of sales and customer service personnel in the United States, Mexico and the UK, (ii) through a network of several hundred distributors and wholesalers in the United States, Mexico and the UK, (iii) through several groups of independent sales representatives and (iv) to selected retail chains. The distributors and wholesalers are generally engaged principally in the sale of balloons and related products (including such items as plush toys, mugs, containers, floral supplies and other items) and sell balloons and related products to retail outlets including grocery, general merchandise and drug store chains, card and gift shops, party goods stores as well as florists and balloon decorators.

The Company’s largest customer for balloons during 2004 was Dollar Tree Stores. Sales to this chain in 2004 represented $4,352,000 or approximately 11.7% of net sales.

For a period of three years, the Company did maintain a relationship with Hallmark Cards under which the Company (i) produced balloons of Hallmark designs, and of designs licensed by Hallmark, under authority from Hallmark, (ii) sold such balloons, as well as latex balloons, to Hallmark for resale by Hallmark, and (iii) sold and distributed these balloon designs to customers in the United States. This arrangement and the agreements related to it expired and were terminated on March 31, 2005. The Company continues to sell balloons bearing these designs from its inventory during an 18 month sell-off period. During 2004, the Company’s total sales of metalized and latex balloons to Hallmark were $3,421,000, approximately 9.2% of net sales. The Company does not anticipate significant sales revenue to Hallmark after March 31, 2005.

The Company engages in a variety of advertising and promotional activities to promote the sale of its balloon products. Every two years, the Company produces a complete catalog of its balloon products, and also prepares various flyers and brochures for special or seasonal products, which are disseminated to thousands of customers, potential customers and others. The Company participates in several trade shows for the gift, novelty, balloon and other industries and advertises in several trade and other publications.

The Company markets and sells its printed and laminated films and converted film products directly and through independent sales representatives. The Company sells laminated and printed films to companies that utilize these films to produce packaging for a variety of products, including food products, in both liquid and solid form, such as cola syrup, coffee, juices and other items. The Company markets its custom film products, including its “dunnage” bags (inflatable packaging pouches) and consumer storage bags directly to customers who use the products in their packaging systems or re-sell the products for commercial or consumer applications. During the 2004 fiscal year, the Company sold such products to two principal, and a number of smaller customers. The Company’s largest customer in 2004 for commercial film products was Rapak L.L.C. whose purchases from the Company of film products totaled $7,466,000 for the year, about 20.1% of net sales.

During 2004, the Company had total revenues from the sale of film products and storage bags to ITW Spacebag in the amount of $6,266,000, or 16.8% of the Company’s sales. The Company has an agreement with ITW Spacebag expiring in October 2005 under which ITW Spacebag has agreed to purchase 65% of its requirements for film for Spacebags, provided that the Company’s pricing for the film is competitive. The Company is currently involved in discussions with ITW Spacebag to extend this agreement through 2005 and beyond.

Manufacturing

Production and Operations.

The Barrington, Illinois headquarters incorporates the Company’s principal production facilities. The facilities include converting machines which fabricate metalized balloons and packaging bags. These machines have the capacity to manufacture in excess of 50 million 18” balloons annually. The Company produced 30 million balloons in 2004.

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

The Barrington facility also includes a computerized customer service department which received and fulfilled over 32,000 orders in our latest fiscal year.

The Company maintains a fulfillment center in Cary, Illinois of approximately 35,000 square feet. At this facility, the Company maintains a finished goods inventory of all balloon products and ships orders throughout the United States and to a number of foreign countries.

Flexo Universal.  Flexo Universal operates a facility in Guadalajara, Mexico which incorporates 43,000 square feet of production, printing, warehouse and office space. At the facility, (i) Flexo Universal produces latex balloons on four machines, (ii) prints latex balloons on two high-speed printing machines and several manually operated machines, (iv) produces formers for latex balloon production, (v) conducts mixing and pigment procedures and (vi) conducts sorting, quality control and balloon packaging activities. At this facility, Flexo Universal also warehouses raw materials and latex and metalized balloon products. Administrative and sales functions are also performed at the facility.

CTI Balloons Ltd.  Through its wholly-owned subsidiary, CTI Balloons Ltd, the Company conducts a warehouse, fulfillment and sales operation in Rugby, United Kingdom for metalized and latex balloons. Sales and fulfillment for all of the United Kingdom, Europe and the Middle East are conducted from this facility.

Raw Materials

The principal raw materials used in manufacturing our products are (i) petroleum-based films, (ii) petroleum-based resin, (iii) latex and (iv) printing inks. At least to some degree, we have historically been able to change our product prices in response to changes in raw materials costs. While we currently purchase our raw materials from a relatively limited number of sources, films, resin and inks are available from numerous sources. Therefore, we believe our current suppliers could be replaced without adversely affecting our manufacturing operations in any material respect.

Competition

The balloon and novelty industry is highly competitive, with numerous competitors. Including the Company, there are presently six principal manufacturers of metalized balloons whose products are sold in the United States including Anagram International, Inc., Pioneer Balloon, Convertidora International, Barton Enterprises and Betallic. Several companies market and sell metalized balloons designed by them and manufactured by others for them. In 1998, Anagram International, Inc. was acquired by Amscan Holdings and in 2000 M&D Balloons was acquired by American Greetings. During 2002, Amscan acquired M&D Balloons from American Greetings.

There are approximately seven manufacturers of latex balloons whose products are sold in the United States.

The market for film packaging and custom products is fragmented, and competition in this area is difficult to gauge. However, there are numerous participants in this market and the Company can expect to experience intense quality and price competition.

Many of these companies offer products and services which are the same or similar to those offered by the Company and the Company’s ability to compete depends on many factors within and outside its control. There are a number of well-established competitors in each of the Company’s product lines, several of which possess substantially greater financial, marketing and technical resources and established, extensive, direct and indirect channels of distribution for their products and services. As a result, such competitors may be able to respond more quickly to new developments and changes in customer requirements, or devote greater resources to the development, promotion and sale of their products and services than the Company. Competitive pressures include, among other things, price competition, new designs and product development and copyright licensing.

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

Patent Rights.  The Company is the owner of, or licensee under, several patents which related to both its metalized balloon products and its flexible container products. These include (i) ownership of two patents, and a license under a third, relating to self-sealing valves for metalized balloons and methods of making balloons with such valves, (ii) various metalized balloon design patents, (iii) patents and applications related to the design and structure of, and method of inserting and affixing, zipper-closure systems in a bag and (iv) patents related to one-way valves for pouches.

Research and Development

The Company maintains a product development and research department of 5 individuals for the development or identification of new balloons and related products, product components and sources of supply. Research and development includes (i) creative product development, (ii) creative marketing, and (iii) engineering development. During each of the fiscal years ended December 31, 2004, 2003, 2002, respectively, the Company estimates that the total amount spent on research and development activities was approximately $246,000, $335,000 and $333,000.

Employees

As of December 31, 2004, the Company had 113 full-time and 2 part-time employees in the United States, of whom 14 are executive or supervisory, 8 are in sales, 67 are in manufacturing and 26 are clerical. As of that same date, the Company had 16 full-time employees in England, of whom 2 are executive or supervisory, 1 is in sales, 7 are in warehousing and 6 are clerical. In Mexico, as of December 31, 2004, the Company had 178 full-time employees, of whom 17 are executive or supervisory, 3 are in sales, 143 are in manufacturing and 15 are clerical. The Company is not a party to any collective bargaining agreement in the United States, has not experienced any work stoppages and believes that its relationship with its employees is satisfactory.

Regulatory Matters

The Company’s manufacturing operations are subject to the U.S. Occupational Safety and Health Act (“OSHA”). The Company believes it is in material compliance with OSHA. The Company is subject to similar regulation in Mexico by the Labor Secretary’s office. The Environmental Protection Agency regulates the handling and disposal of hazardous materials. As the Company’s printing operations utilize only water-based ink, the waste generated by the Company’s production process is not deemed hazardous. The Company believes it is in material compliance with applicable environmental rules and regulations. Several states have enacted laws limiting or restricting the release of helium filled metalized balloons. The Company does not believe such legislation will have any material effect on its operations.

International Operations.

The Company sells metalized balloons in a number of foreign countries through distributors situated in those countries. We conduct production, packaging, warehousing and sales operations in Mexico and warehousing and sales operations in the United Kingdom. Our operations in Mexico include the sale of metalized and latex balloons in Mexico and other markets in Latin America. Our operations in the United Kingdom include warehousing and sale of metalized and latex balloons in the United Kingdom and some countries in Europe. We rely and are dependent on our operations in Mexico for the supply of latex balloons in the United States, Mexico, Europe and other markets. Interruption of that supply would have a material adverse effect on the business of the Company.

Reference is made to Note 17 of the Consolidated Financial Statements contained in Part IV hereof for financial information on revenues and assets in our domestic and international operations.

Item No. 2 Properties

The Company owns its principal plant and offices located in Barrington, Illinois, approximately 45 miles northwest of Chicago, Illinois. The facility includes approximately 75,000 square feet of office, manufacturing and warehouse space. This facility is subject to a mortgage loan in the principal amount of $2,832,302, having a term of 5 years, due in May of 2008, with payments amortized over 25 years and bearing interest at the rate of 6.25% per year.

The Company leases a warehouse facility in Cary, Illinois under a one-year lease at the rate of $10,000 per month. The lease expires on September 30, 2005. The facility includes 35,000 square feet of warehouse and office space which is utilized principally for the warehousing of balloon inventory.

The Company also leases approximately 15,000 square feet of office and warehouse space in Rugby, England at an annual lease cost of $51,700, expiring 2019. This facility is utilized for product packaging operations and to manage and service the Company’s operations in England and Europe.

In January 2003, Flexo Universal entered into a 5 year lease agreement for the lease of approximately 43,000 square feet of manufacturing, warehouse and office space in Guadalajara, Mexico at the cost of $204,000 per annum.

We believe that our properties have been adequately maintained, are in generally good condition and are suitable for our business as presently conducted. We believe our existing facilities provide sufficient production and storage capacity for our present needs and for our presently anticipated needs in the foreseeable future. We also believe that, with respect to leased properties, upon the expiration of our current leases, we will be able either to secure renewal terms or to enter into leases for alternative locations at market terms.

Item No. 3 Legal Proceedings

On September 5, 2003, Airgas, Inc., Airgas-Southwest, Inc., Airgas-South, Inc. and Airgas-East, Inc. filed a joint action against CTI Industries Corporation for claimed breach of contract in the Circuit Court of Lake County, Illinois claiming as damages the aggregate amount of $162,242. The Company filed an answer denying the material claims of the complaint, affirmative defenses and a counterclaim. In the action, the plaintiffs claimed that CTI Industries Corporation owed them certain sums for (i) helium sold and delivered, (ii) rental charges with respect to helium tanks and (iii) replacement charges for tanks claimed to have been lost. On November 2, 2004, this matter was settled. The amount agreed to be paid by the Company in settlement totaled $100,000. The first payment of $50,000 was paid on November 15, 2004. The balance of $50,000 is payable in five consecutive $10,000 monthly installments, commencing December 30, 2004. This amount was fully accrued as of the settlement date.

On June 4, 2004, Spar Group, Inc. initiated an arbitration proceeding in New York City against the Company. In the proceeding, Spar Group claimed that there was due from the Company to Spar Group a sum for services rendered in the amount of $180,043, plus interest. Spar Group claimed to have rendered services to the Company in various Eckerd stores with respect to the display and ordering of metalized and latex balloons for sale in those stores. The Company filed an answer denying liability with respect to the claim and asserted a counterclaim for damages against Spar Group for breach of its agreement to provide such services. On January 13, 2005, this matter was settled. The amount agreed to be paid by the Company in settlement totaled $100,000. The first payment of $30,000 was paid on February 1, 2005. The balance of $70,000 is payable in seven consecutive $10,000 monthly installments, commencing March 1, 2005. This amount was fully accrued as of December 31, 2004.

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

Item No. 4 Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting of Shareholders on October 29, 2004, the following actions were submitted and approved by vote of its shareholders:

1.             The election of seven directors; and

2.             The ratification of the Board’s selection of Eisner, LLP as the Company’s independent certified public accountants.

A total of 1,722,365 shares (approximately 88%) of the issued and outstanding voting stock of the Company were represented by proxy or in person at the meeting. These shares were voted on the matters described above as follows:

1.             For the directors as follows:

Name	Total Votes For	Total Votes Against

John H. Schwan	1,695,564	26,801
Stephen M. Merrick	1,709,680	12,685
Howard W. Schwan	1,709,680	12,685
Stanley M. Brown	1,709,680	12,685
Michael Avramovich	1,713,655	8,710
Bret Tayne	1,713,655	8,710
John I. Collins	1,710,680	11,685

2. For the Ratification of Eisner, LLP as the Company’s independent certified public accountants as follows:

Total Votes For	Total Votes Against	Total Broker Non-Votes and Total Votes Abstaining

1,711,119	10,246	1,000

There were no other matters voted on at the Company’s October 29, 2004 Annual Meeting of Shareholders, nor was there a submission of any other matter to a vote of securities holders at any time during the Company’s fourth fiscal quarter.

PART II

Item No. 5 Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information. The Company’s Common Stock was admitted to trading on the NASDAQ SmallCap Market under the symbol CTIB on November 5, 1997. Prior to that time, there was no established public trading market for the Company’s Common Stock.

The high and low sales prices for the last eight fiscal quarters (retroactively adjusted to reflect post-reverse split share and stock dividend values), according to the NASDAQ Stock Market’s Stock Price History Report, were:

	High	Low

January 1, 2003 to March 31, 2003	6.22	4.75
April 1, 2003 to June 30, 2003	5.04	1.76
July 1, 2003 to September 30, 2003	2.45	1.70
October 1, 2003 to December 31, 2003	2.49	1.79
January 1, 2004 to March 31, 2004	4.10	2.01
April 1, 2004 to June 30, 2004	4.38	1.62
July 1, 2004 to September 30, 2004	3.15	1.32
October 1, 2004 to December 31, 2004	2.40	1.25
January 1, 2005 to March 31, 2005	3.15	1.50

As of March 31, 2005, there were approximately 47 holders of record of the Company’s Common Stock. The Company believes that its total number of actual shareholders is substantially greater than the number of record shareholders.

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

Recent Sales of Unregistered Securities

During February 2003, John H. Schwan loaned $930,000 to the Company and Stephen M. Merrick loaned $700,000 to the Company, each in exchange for (i) two year promissory notes bearing interest at 9% per annum and (ii) five year warrants to purchase up to 163,000 shares of Common Stock of the Company at $4.87 per share, the market price of the Common Stock on the date of the Warrants. The proceeds of these loans were to (i) re-finance the bank loan of CTI Mexico in the amount of $880,000 and (ii) to provide financing for CTI Mexico and Flexo Universal. Payment of the principal of the notes has been extended indefinitely by agreement of Mr. Merrick and Mr. Schwan.

On July 1, 2004, the Company entered into a Standby Equity Distribution Agreement (“SEDA”) with Cornell Capital under which Cornell agreed to provide up to $5 million to the Company in connection with the purchase of Common Stock of the Company over a two year term. Under the terms of the agreement, the Company has the option to sell shares of its Common Stock to Cornell at the market price for the stock at the time of the sale. The Company may request advances, representing purchases of its stock, of up to $100,000 in any week, up to a maximum amount of $400,000 in any month, subject to registration of the stock prior to sale. The Company has not, as yet taken action to register shares to be sold under the SEDA and the Board of Directors of the Company is reviewing the arrangement to make a determination as to whether and when to proceed under it. On August 5, 2004, the Company issued 14,162 shares of its Common Stock to

Cornell and 3,500 shares of its common stock to Newbridge Securities, Cornell’s stock placement agent for underwriting services as partial consideration under the terms of SEDA.

On September 13, 2004, the Company issued 18,018 shares of its common stock to Thornhill Capital, LLC in return for consulting services. These shares were valued at the then current market value on the date of issue.

Item No. 6 Selected Financial Data

The following selected financial data are derived from the consolidated financial statements of the Company. The data should be read in conjunction with the consolidated financial statements, related notes, and other financial information included herein.

(In thousands, except per share data)

	Year ended December 31,
	2004	2003	2002	2001	2000
Statement of Operations Data:
Net Sales	$37,193	$36,260	$41,236	$27,446	$22,978
Costs of Sales	$30,841	$29,627	$32,344	$19,835	$16,375

Gross Profit	$6,352	$6,633	$8,892	$7,611	$6,603

Operating expenses	$6,920	$7,312	$7,447	$6,595	$6,390

(Loss) income from operations	$(568)	$(679)	$1,445	$1,016	$213

Interest expense	$1,350	$1,103	$832	$1,030	$1,281
Other (income) expense	$(726)	$(433)	$278	$0	$29

(Loss) income before taxes and minority interest	$(1,192)	$(1,349)	$335	$(14)	$(1,039)
Income tax expense (benefit)	$1,286	$(782)	$39	$276	$107
Minority interest	$1	$0	$6	$58	$(87)

Net (loss) income	$(2,479)	$(566)	$302	$(232)	$(1,059)

(Loss) earnings per common share
Basic	$(1.28)	$(0.30)	$0.18	$(0.15)	$(0.88)
Diluted	$(1.28)	$(0.30)	$0.16	$(0.15)	$(0.88)

Other Financial Data:
Gross margin percentage	17.08%	18.29%	21.56%	27.73%	28.74%
Capital Expenses	$306	$2,007	$2,478	$1,002	$637
Depreciation & Amortization	$1,651	$1,619	$1,588	$1,666	$1,933
Balance Sheet Data:
Working capital (Deficit)	$(2,790)	$(706)	$(2,907)	$(278)	$(3,862)
Total assets	$27,888	$30,270	$30,272	$24,664	$22,219

Short-term obligations (1)	$9,962	$6,692	$7,385	$7,074	$7,787

Long-term obligations	$6,491	$8,909	$5,726	$5,737	$2,701

Stockholders’ Equity	$2,951	$5,212	$5,474	$4,325	$5,338

(1) Short-term obligations consist primarily of borrowings under bank lines of credit and the current portion of long-term debt
15

Item No. 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

For the years 2004, 2003 and 2002 our revenues as a percentage of total consolidated sales from each of our principal product categories were as follows:

	For the year ending December 31,
	2004	2003	2002
Commercial Films and Containers	37.2%	48.1%	47.6%
Metalized Balloons	43.9%	34.2%	39.8%
Latex Balloon	14.1%	11.4%	12.0%

Over the past several years, revenues from commercial films and containers have increased significantly as a percentage of sales. As a percentage of net sales, revenues in this category have increased from a level of 17% of revenues in 1998 to approximately 48% during 2002 and 2003, reducing to approximately 37% of net Company revenues during 2004. During the period from 1998 through 2003, sales in this product category accounted for most of the increase in consolidated sales during these years. In 2004, sales to ITW Space Bag decreased from $10,298,000 in 2003 to $6,266,000 for 2004. The decline in sales to ITW was attributable to ITW manufacturing certain space bag items for its own account and the fact that the Company did not supply certain components for the bags during 2004. Sales to this customer for 2005 are expected to be at levels similar to, or slightly lower than, for 2004.

Purchases by a limited number of customers represent a significant portion of total Company revenues. In 2004, sales to our top 10 customers represented 69.2% of total revenues. Of those principal customers, one is a customer for packaging film and represented 20.1% of total 2004 revenues, one is a customer for storage containers and represented 16.8% of total 2004 revenues and one is a customer for metalized balloons and represented 11.7% of total 2004 revenues. For the most part, with our principal customers, we do not have long-term purchase agreements or commitments and the risk exists that sales to one or more of these customers will decline or terminate. With one customer for packaging film, however, we do have a contract extending through October 2005, under which the customer is obligated to purchase at least 65% of that customer’s requirements for the packaging film and with our customer for storage containers, we do have an agreement extending through July 2005 under which that customer has agreed, subject to certain conditions, to purchase its requirements for the film used in the storage bags. Loss of one or more of these principal customers, or a significant reduction in purchases by one or more of them, could have a material adverse effect on the business of the Company.

We have experienced declines in our gross margins over the past several years. In general, gross margins have declined from almost 28% in 2001 to 17% in 2004. Most of this decline in gross margins relates to metalized balloons. Margins in that product category have declined from 27% in 2001 to 13% in 2004. The decline in margin is attributable both to price competition and to increases in the costs principally of factory overhead and direct labor, and, to a limited degree, in 2004, of raw materials. We experienced significant increases in factory overhead costs during 2002 and 2003; cost increases included insurance costs, health insurance costs, supervisory wages, quality control wages and depreciation. During 2004, we engaged in ongoing efforts to achieve reduction in factory overhead costs. In the year, reductions in overhead costs were achieved, most significantly by a 35% decrease in indirect labor, a 68% decrease in business insurance costs and a 51% decrease in repair and maintenance expenses. In the fourth quarter of 2004, our factory overhead in the U.S. was 32% less than in the first quarter. We intend to continue these efforts and believe that we will achieve additional reductions in factory overhead and direct labor costs during 2005.

Our business plan includes:

•	Continued focus on our existing product categories, including efforts to generate additional revenues in these categories.

•	Efforts to control and reduce manufacturing costs, particularly factory overhead and direct labor costs.

•	Efforts to develop new products, product improvements and technologies in our existing product categories.

•	Development of new sales and marketing channels and relationships.

Results of Operations

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Net Sales. For the fiscal year ended December 31, 2004, consolidated revenues from the sale of all products were $37,193,000, compared to consolidated revenues of $36,260,000 for the year ended December 31, 2003, a increase of 2.6%. Revenue changes in our principal product categories included: (i) a 20.7% decrease in sales of printed and laminated films from

$17,439,000 in 2003 to $13,823,000 in 2004, (ii) a 31.6% increase in sales of metalized balloons from $12,405,000 in 2003 to $16,320,000 in 2004 and (iii) a 27.4% increase in the sales of latex balloons from $4,125,000 in 2003 to $5,255,000 in 2004. These changes in revenues included a decrease in sales to two principal customers. Sales in 2003 to these two customers were as follows: (i) $10,298,000 to ITW Spacebag for film and consumer storage bags, (ii) $4,006,000 to Hallmark Cards, principally for metalized balloons. During 2004, sales to each of those customers, respectively, were: (i) $6,266,000 and (ii) $3,421,000. These decreases were offset by an increase in sales to Rapak, LLC, a principal customer of packaging film and to a new customer of foil balloons. During 2003, sales to Rapak were $5,360,000. During 2004, sales to each of those customers, respectively, were $7,466,000 and $4,352,000.

For the fiscal year 2004, on a consolidated basis, metalized balloons represented 43.9% of sales, laminated and printed films 37.2% of sales and latex balloons 14.1% of sales. During fiscal 2003, metalized balloons represented 34.2% of sales, laminated and printed films 48.1% of sales and latex balloons 11.4% of sales. The Company anticipates that in 2005, the mix of products will change in so far as the percentage of metalized ballons will decrease, laminated and printed films will be consistent and latex balloon sales should increase.

Cost of Sales.  For fiscal 2004, cost of sales increased to 82.9% of net sales compared to 81.7% of net sales for fiscal 2003. In 2004, the product mix changed from selling a majority of laminate and printed film to a majority of metalized balloons which historically have lower margins. In fiscal 2004, profit margins on metalized balloons, latex balloons and laminated and printed film were 13.0%, 10.1% and 25.3%, respectively, compared to margins on the same product lines for 2003 of 10.4%, 9.1% and 34.9%. The decrease in the margins of the laminated and printed film was a result of the difference in the product mix and a reduction of the prices charged for consumer storage bags. Cost of sales were higher, as a percentage of net sales in the fourth quarter of 2004 than in prior quarters of 2004 and the fourth quarter of 2003, resulting in lower gross profit than in those prior quarters by reason of the facts that: (i) sales of storage bags continued to decline resulting in a shift in product mix to lower margin products, (ii) higher costs of production in prior quarters resulted in higher unit costs for metalized balloons sold during the fourth quarter and (iii) there were discounted and low margin sales of balloon products in the fourth quarter. Management anticipates improvement in margins for balloon products during 2005 as reduced production overhead expenses are reflected in lower unit costs.

General and Administrative.  For fiscal 2004, administrative expenses were $4,411,000 or 11.9% of net sales, as compared to $4,055,000 or 11.2% of net sales for fiscal 2003. The increase in general and administrative expenses is attributable to an increase in bad debt reserves and personnel costs. The Company expects that in 2005 there will be an increase in these expenses involving personnel costs.

Selling.  For fiscal 2004, selling expenses were $1,495,000 or 4.0% of net sales compared to $1,442,000, or 4.0% of net sales for fiscal 2003. There was no significant change in selling expenses from 2003 to 2004. The Company expects an increase in selling expenses in 2005.

Marketing and Advertising.  For fiscal 2004, advertising and marketing expenses were $1,014,000 or 2.7% of net sales, compared to $1,816,000 or 5% of net sales for fiscal 2003. The decrease is attributable principally to a reduction in personnel cost, a reduction in catalog expense, and decrease in artwork and films expenses. The Company expects a small decrease in these expenses in 2005.

Other Income (Expense).  For fiscal 2004, interest expense and loan fees totaled $1,350,000 or 3.6% of sales. For fiscal 2003, interest expense and loan fees totaled $1,103,000 or 3.0% of sales. The increase in interest expense is attributable principally to increased levels of borrowing and an increased average rate of interest on outstanding indebtedness. The Company had currency exchange gains during 2004 of $208,000 compared to currency exchange losses during fiscal 2003 of $36,000. The Company had other income during 2004 of $395,000. Items of other income included (i) gains related to a review and determination that various accrued items on the books of the Mexican subsidiaries of the Company (CTI Mexico and Flexo) are not due or payable; these items included: (a) accrued amounts for profit sharing or seniority benefits determined on the basis of legal review not to be due, totaling $98,000, (b) accrued amounts related to an asset tax determined not to be due or beyond the statute of limitations, in the amount approximately of $49,000, (c) accrued amounts with respect to various accounts settled or determined not to be due or payable, in the aggregate amount of $190,000 and (ii) gains totaling $70,000 based on the settlement of various accounts in consideration of the payment of an amount less than the amount accrued. These items were offset by $12,000 in other expenses. Most of these gains are attributable to the first quarter of 2004 and relate to the restructuring of CTI Mexico which commenced in February 2003 when CTI Mexico effected a spin-off under Mexican law in which a portion of the assets, liabilities and capital of that company were transferred to Flexo Universal and Flexo Universal became the primary subsidiary of the Company in Mexico. These other gains are not recurring.

The Company had other income during 2003 of $428,000 arising principally from the forgiveness of certain indebtedness.

Net Income or Loss.  For the fiscal year ended December 31, 2004, the Company had a loss before taxes and minority interest of $1,192,000 compared to a loss before taxes and minority interest for fiscal 2003 of $1,349,000. The net loss for fiscal 2004 was $2,479,000 compared to net loss for fiscal 2003 of $566,000.

Income Taxes.  For the fiscal year ended December 31, 2004, the Company had an income tax expense of $1,286,000 compared to an income tax benefit of $782,000 for fiscal 2003. The amount of the income tax expense or benefit recognized by the Company for both 2004 and 2003 reflects adjustments in deferred tax assets and other items arising from the operating results of the Company for each year. This increase, which was recorded during the fourth quarter, was made after management determined, based on fourth quarter activity, that the realization of the deferred tax asset was not likely in the foreseeable future. Fourth quarter activity affecting this determination included lower than anticipated sales in the storage bag product line and lower margin sales of novelty products.

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

Financial Condition

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Cash Flow From Operations.  Cash flow used in operations for the fiscal year ended December 31, 2004 was $571,000. Cash flow used in operations resulted principally from an increase in accounts receivable of $1,791,000 and a decrease in the deferred income tax asset of $1,189,000, a decrease in accounts payable and accrued expenses of $847,000, offset by depreciation and amortization of $1,651,000, and a reduction in inventory and other assets totaling $1,281,000. The increase in accounts receivable was attributable principally to the existence of a receivable from one customer in the amount of $1,439,000 as of December 31, 2004, all of which has subsequently been paid. Cash flow generated by operations for the fiscal year ended December 31, 2003 was $3,208,000.

Cash Used in Investing Activities.  During fiscal 2004, the Company invested the net amount of $273,000 in machinery and equipment. During fiscal 2003, the Company invested $2,007,000 in machinery and equipment. In the absence of additional financing being received by the Company during 2005, the Company does not anticipate capital expenditures during 2005 in excess of $500,000. However, the Company may seek, and may receive, additional financing intended in part for investment in capital items.

Cash From Financing Activities.  Cash provided by financing activities during fiscal 2004 was $883,000. The principal financing activities of the Company during 2004 included (i) an increase of cash due to an increase in the revolving line of credit of $2,707,000 and (ii) a reduction in cash resulting from the net repayment of long-term debt of $2,513,000. During fiscal 2003, cash flow used in financing activities was $804,000.

On December 31, 2003, the Company entered into a Loan and Security Agreement with a bank under which the lender has provided the Company with a credit facility in the amount of $11,000,000, collateralized by machinery and equipment, inventories, trade receivables and other assets of the Company. The credit facility includes a term loan of $3,500,000, at an interest rate of prime plus 1.5% per annum (6.75% at December 31, 2004), which is based upon the appraised value of the machinery and equipment of the Company, and a revolving line of credit, up to a maximum amount of $7,500,000 at an interest rate of prime plus 1.5% per annum. Advances under the revolving line of credit include advances of up to 85% of eligible trade receivables and up to 50% of the value of the Company’s eligible inventories. The term loan and revolving line of credit are secured by substantially all assets of the Company. In connection with the Loan Agreement, two principals of the Company executed agreements pursuant to which they agreed, in the event appraisal (liquidation value) of the Company’s machinery and equipment to be performed during 2004 indicated values less than those specified in the Loan Agreement, to provide guarantees of a portion of the term loan or subordinated loan funds to the Company. During 2004, these two principals pledged certain of their individual assets as security for the amount by which the principal balance of the term loan exceeded the most recent appraised (liquidation) value of the Company’s machinery and equipment. The term of this credit facility is for a period of 2 years expiring on December 31, 2005, and is automatically extended after that date from year to year unless (i) the bank accelerates the payment of the obligations under the Loan Agreement or

(ii) either party elects to terminate by giving notice of termination 90 days before the expiration of the original or any renewal term.

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

As of December 31, 2004, the Company was not in compliance with the financial covenant of this loan requiring that the Company maintain a specified relationship of EBITDA to fixed charges. The Bank has issued a waiver of this non-compliance and has agreed to an amendment modifying the covenants. Based on our financial projections, the Company will be in compliance with the covenants for the first quarter of 2005 and, we believe, will remain in compliance for all of 2005.

Approximately $6,763,000 in proceeds from this new loan were used to pay to a prior senior lender the entire balance due to that lender consisting of $2,540,000 in term loans and $4,223,000 in revolving loans.

In January 2001, the Company entered into a Loan and Security Agreement with an institutional lender under which the lender provided the Company with a credit facility in the amount of $9,500,000, collateralized by machinery and equipment, inventories, trade receivables and other assets of the Company. The credit facility included a term loan of $1,426,000, at an interest rate of prime plus 0.75% per annum, which was based upon the appraised value of the machinery and equipment of the Company and a revolving line of credit at an interest rate of prime plus 0.5% per annum, the amount of which was based on advances of up to 85% of eligible trade receivables and up to 40% of the value of the Company’s inventories. In 2002, the lender advanced additional funds on the original term loan in the amount of $490,880 and advanced a second term loan in the amount of $1,740,000 and increased the credit facility to $11,500,000. The term loans and revolving line of credit were secured by substantially all assets of the Company. The term of this credit facility was for a period of three years expiring on January 15, 2004. On December 31, 2003, the entire balance due to the lender was paid and the credit facility with that lender terminated.

In January 2001, another bank loaned to the Company the sum of $2,873,000 in a refinance of the Company’s principal office building and property situated in Barrington, Illinois. This mortgage loan is secured by this building and property, and has been made in the form of two notes: one note is in the principal amount of $2,700,000, bears interest of 9.75% per annum, and has a term of five years with a 25 year amortization, and the second note is in the principal amount of $173,000, bears interest at 10% per annum, and has a term of three years. In May 2003, this loan was amended to increase the principal amount of the first note to $2,912,000 and to reduce the interest rate to 6.25% per annum. The second note was paid in full as of January 5, 2004.

During 2004, John H. Schwan and Stephen M. Merrick loaned to Flexo Universal the net amount of $86,000 and $181,000, respectively. These loans are evidenced by promissory notes and the agreement of Flexo Universal to secure such notes with the receivables and equipment of Flexo Universal. The notes bear interest at the rate of 8% per annum.

Current assets.  As of December 31, 2004, the total current assets of the Company were $15,645,000 compared to total current assets of $15,435,000 as of December 31, 2003. The change in current assets reflects, principally, increase in receivables of $1,503,000 partially offset by a decrease in inventory of $915,000 and a decrease in the deferred tax asset of $362,000.

Inventories. The net inventory of the Company decrease from $9,263,000 as of December 31, 2003 to $8,348,000 as of December 31, 2004. The decrease reflected principally a decrease in metalized balloon inventory.

Property, Plant and Equipment. During fiscal 2004, the Company invested $306,000 in capital items. Most of this investment was in production equipment. During 2003, the Company invested $2,007,000 in capital items.

Current liabilities.  Total current liabilities increased from $16,140,000 as of December 31, 2003 to $18,435,000 as of December 31, 2004. This increase is attributable principally to an increase in the line of credit from $3,694,000 as of December 31, 2003 to $6,401,000 as of December 31, 2004, which occurred principally by reason of the new line of credit agreement. This was offset by (i) a decrease of accounts payable from $6,799,000 as of December 31, 2003 to $6,148,000 as of December 31, 2004 and (ii) a decrease in accrued liabilities from $2,307,000 as of December 31, 2003 to $1,812,000 as of December 31, 2004.

Liquidity and Capital Resources. Management’s plans to improve profitability during 2005 include relocating certain manufacturing operations from the United States to its foreign affiliates and continued cost reductions in the area of direct and overhead expenses in the U.S. operations. In addition, the Company is currently evaluating its operating strategies to expand its storage bag product line, which the Company anticipates will improve its overall profit margin. The Company belives it has sufficient cash and funding opportunities to meet its operating requirements through January 1, 2006.

Contractual Commitments. The contractual commitments of the Company over the next five years are as follows:

Year	Future Minimum Principal Payments	Operating Leases	Licenses	Total

2005	$3,560,669	$515,846	$76,664	$4,153,179
2006	$2,311,685	$337,759	$66,664	$2,716,108
2007	$144,189	$286,728	$—	$430,917
2008	$2,663,871	$51,700	$—	$2,715,571
2009	$—	$51,700	$—	$51,700
Thereafter	$—	$517,000	$—	$517,000

	$8,680,414	$1,760,733	$143,328	$10,584,475

The Company does not have any current material commitments for capital expenditures.
24

Seasonality

In the metalized product line, sales have historically been seasonal with approximately 20% to 30% of annual sales of metalized balloons being generated in December and January, and 11% to 13% of annual metalized balloon sales being generated in June and July in recent years. The sale of latex balloons and laminated film products have not historically been seasonal, and as sales in these products lines increase as a percentage of total sales, the seasonality of the Company’s total net sales has decreased.

Critical Accounting Policies

The financial statements of the Company are based on the selection and application of significant accounting policies which require management to make various estimates and assumptions. The following are some of the more critical judgment areas in the application of our accounting policies that currently affect our financial condition and results of operation.

Revenue Recognition.  Substantially all of the Company’s revenues are derived from the sale of products. With respect to the sale of products, revenue from a transaction is recognized when (i) a definitive arrangement exists for the sale of the product, (ii) delivery of the product has occurred, (iii) the price to the buyer has been fixed or is determinable and (iv) collectibility is reasonably assured. The Company recognizes revenue for the sale of products when the products have been delivered and legal title and all risks of ownership have been transferred to the customer. In some cases, product is provided on consignment to customers. In those cases, revenue is recognized when the customer reports a sale of the product.

Allowance for Doubtful Accounts.  We estimate our allowance for doubtful accounts based on an analysis of specific accounts, an analysis of historical trends, payment and write-off histories. Our credit risks are continually reviewed and management believes that adequate provisions have been made for doubtful accounts. However, unexpected changes in the financial condition of customers or changes in the state of the economy could result in write-offs which exceed estimates and negatively impact our financial results. As of December 31, 2004, we had total reserves for potential bad debts of $404,000. This reserve includes $237,000 of general reserve against outstanding receivables and $167,000 of reserve against a receivable from a distributor. Our general reserve is consistent with our bad debt experience. We provided extended payment terms to a distributor whose business is important to our efforts in certain markets and with this distribution whom we have a long-standing relationship. We monitor the financial condition of the distributor closely and, during 2004, received payments from the distributor of $164,000. Total sales to this distributor in 2004 were $134,381.

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

Valuation of Long-Lived Assets.  We evaluate whether events or circumstances have occurred which indicate that the carrying amounts of long-lived assets (principally property and equipment and goodwill) may be impaired or not recoverable. Significant factors which may trigger an impairment review include: changes in business strategy, market conditions, the manner of use of an asset, underperformance relative to historical or expected future operating results, and negative industry or economic trends. In 2001, the Financial Accounting Standards Board issued Statement No. 142, “Goodwill and Other Intangible Assets,” which among other things, eliminates the amortization of goodwill and certain other intangible assets and requires that goodwill be evaluated annually for impairment by applying a fair-value based test. We retained valuation consulting firms to conduct an evaluation of our goodwill in our Mexico subsidiary in June 2002, December 2002, December 2003 and December 2004. Based upon these evaluations, the Company believes our goodwill valuation of our Mexico subsidiary on these dates, in the amount of $1,113,000 was not impaired.

Income Taxes and Deferred Tax Assets.   The Company recognizes the amount of income taxes currently payable and deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities, and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years these temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by valuation allowance when in the opinion of management it is more likely than not some portion or all of the deferred tax assets will not be realized.

The Company is subject to U.S. Federal, state and local taxes as well as foreign taxes in the United Kingdom and Mexico. Foreign currency translation adjustments exclude income tax expense (benefit) given that the Company’s investments in non-U.S. subsidiaries are deemed to be reinvested for an indefinite period of time.

As of December 31, 2004, the Company had a net deferred tax asset of $152,000, representing the amount the Company may recover in future years from future taxable income. As of December 31, 2003, the amount of the deferred tax asset was $1,341,000. Each year and period management must make a judgment to determine the extent to which the deferred tax asset will be recovered from future taxable income. As of December 31, 2004, management has determined that an appropriate allowance against the deferred tax asset, because it is more likely than not that such amount will not be realized, is $2,454,000. As of December 31, 2003, the amount of this reserve was $739,000. These determinations involve the exercise of significant management judgment and are made based upon historical, current and projected levels of revenue and profit.

Foreign Currency Translation. All balance sheet accounts of foreign subsidiaries have been translated using the exchange rates in effect at the balance sheet date. Statements of operations amounts have been translated using the average exchange rate for the year. The gains and losses resulting from the changes in exchange rates from year to year have been reported in other comprehensive loss. Foreign currency transaction gains and losses are recognized in the period incurred and are included in the Consolidated Statements of Operations.

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123, “Share-Based Payment” (“SFAS Statement 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This statement requires that all share-based payments to employees be recognized in the financial statements based on their fair values on the date of grant. The Company currently uses the intrinsic value method to measure compensation expense for stock-based awards. The Stock Based Compensation caption within Note 3 provides a pro forma net income (loss) and earnings per share as if the Company had used a fair-value based method provided by SFAS l23R to measure stock-based compensation for 2004, 2003 and 2002. SFAS No. 123R is effective as of the beginning of the first interim or annual reporting period that begins after December 31, 2005 and applies to all awards granted, modified, repurchased or cancelled after the effective date. The Company is evaluating the requirements of SFAS 123R and expects that its adoption will not have a material impact on the Company’s consolidated results of operations and earnings per share.

In November of 2004, the FASB issued SFAS No. 151, “Inventory Costs,” which amends the guidance in APB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company is required to adopt the provisions of SFAS No. 151 in the first quarter of 2006. The Company does not expect SFAS 151 to have a material impact on its consolidated results of operations or financial condition.

In December of 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets – An Amendment of APB Opinion No. 29” (SFAS 153). SFAS 153 eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS 153 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted by the Company in the first quarter of 2006. The Company does not believe that the adoption of SFAS 153 will have a material impact on the Company’s consolidated results of operations or financial condition.

FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN No. 46) was originally issued in January 2003 and was subsequently revised in December 2003. FIN No. 46 attempts to clarify the application of Accounting Research Bulletin No. 51 “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. The Company does not believe that it has any involvement with variable interest entities that are required to be consolidated under FIN No. 46.

Legal proceedings

In the ordinary course of business, we are subject to various legal proceedings, including lawsuits and other claims related to labor, product and other matters. We are required to assess the likelihood of adverse judgments and outcomes to these matters as well as the range of potential loss. Such assessments are required to determine whether a loss contingency reserve is required under the provisions of SFAS No. 5, Accounting for Contingencies, and to determine the amount of required reserves, if any. These assessments are subjective in nature. Management makes these assessments for each individual matter based on consultation with outside counsel and based on prior experience with similar claims. To the extent additional information becomes available or our strategies or assessments change, our estimates of potential liability for a given matter may change. Changes to estimates of liability would result in a corresponding additional charge or benefit recognized in the statement of operations in the period in which such changes become known. We recognize the costs associated with legal defense in the periods incurred. Accordingly, the future costs of defending claims are not included in our estimated liability.

Safe Harbor Provision of the Private Securities Litigation Act of 1995 and Forward Looking Statements

The Company operates in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. The market for mylar and latex balloon products is generally characterized by intense competition, frequent new product introductions and changes in customer tastes which can render existing products unmarketable. The statements contained in Item 1 (Description of Business) and Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) that are not historical facts may be forward-looking statements (as such term is defined in the rules promulgated pursuant to the Securities Exchange Act of 1934) that are subject to a variety of risks and uncertainties more fully described in the Company’s filings with the Securities and Exchange Commission including, without limitation, those described under “Risk Factors” in the Company’s Form SB-2 Registration Statement (File No. 333-31969) effective November 5, 1997. The forward-looking statements are based on the beliefs of the Company’s management, as well as assumptions made by, and information currently available to the Company’s management. Accordingly, these statements are subject to significant risks, uncertainties and contingencies which could cause the Company’s actual growth, results, performance and business prospects and opportunities in 2004 and beyond to differ materially from those expressed in, or implied by, any such forward-looking statements. Wherever possible, words such as “anticipate,” “plan,” “expect,” “believe,” “estimate,” and similar expressions have been used to identify these forward-looking statements, but are not the exclusive means of identifying such statements. These risks, uncertainties and contingencies include, but are not limited, to competition from, among others, national and regional balloon, packaging and custom film product manufacturers and sellers that have greater financial, technical and marketing resources and distribution capabilities than the Company, the availability of sufficient capital, the maturation and success of the Company’s strategy to develop, market and sell its products, risks inherent in conducting international business, risks associated with securing licenses, changes in the Company’s product mix and pricing, the effectiveness of the Company’s efforts to control operating expenses, general economic and business conditions affecting the Company and its customers in the United States and other countries in which the Company sells and anticipates selling its products and services and the Company’s ability to (i) adjust to changes in technology, customer preferences, enhanced competition and new competitors; (ii) protect its intellectual property rights from infringement or misappropriation; (iii) maintain or enhance its relationships with other businesses and vendors; and (iv) attract and retain key employees. There can be no assurance that the Company will be able to identify, develop, market, sell or support new products successfully, that any such new products will gain market acceptance, or that the Company will be able to respond effectively to changes in customer preferences. There can be no assurance that the Company will not encounter technical or other difficulties that could delay introduction of new or updated products in the future. If the Company is unable to introduce new products and respond to industry changes or customer preferences on a timely basis, its business could be materially adversely affected. The Company is not obligated to update or revise these forward-looking statements to reflect new events or circumstances.

Item No. 7A - Qualitative And Quantitative Disclosures Regarding Market Risk

The Company is exposed to various market risks, primarily foreign currency risks and interest rate risks.

The Company’s earnings are affected by changes in interest rates as a result of variable rate indebtedness. If market interest rates for our variable rate indebtedness averaged 1% more than the interest rate actually paid for the years ending December 31, 2004, 2003 and 2002, our interest rate expense would have increased, and income after income taxes would have decreased by $56,000, $39,000 and $49,000, for these years, respectively. These amounts are determined by considering the impact of the hypothetical interest rates on our borrowings. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to reduce our exposure to such change. However, due to the uncertainty of the specific actions we would take and their possible effects, the sensitivity analysis assumes no change in our financial structure.

The Company’s earnings and cash flows are subject to fluctuations due to changes in foreign currency rates, particularly the Mexican peso and the British pound, as the Company produces and sells products in Mexico for sale in the United States and other countries and the Company’s U.K. subsidiary purchases balloon products from the Company in dollars. Also, the Mexican subsidiary purchases goods from external sources in U.S. dollars and is affected by currency fluctuations in those transactions. Substantially all of the Company’s purchases and sales of goods for its operations in the United States are done in U.S. dollars. However, the Company’s level of sales in other countries may be affected by currency fluctuations. As a result, exchange rate fluctuations may have an effect on sales and gross margins. Accounting practices require that the Company’s results from operations be converted to U.S. dollars for reporting purposes. Consequently, the reported earnings of the Company in future periods may be affected by fluctuations in currency exchange rates, generally increasing with a weaker U.S. dollar and decreasing with a strengthening U.S. dollar. To date, we have not entered into any transactions to hedge against currency fluctuation effects.

We have performed a sensitivity analysis as of December 31, 2004 that measures the change in the results of our foreign operations arising from a hypothetical 10% adverse movement in the exchange rate of all of the currencies the Company presently has operations in. Using the results of operations for 2004, 2003 and 2002 for the Company’s foreign operations as a basis for comparison, an adverse movement of 10% would create a potential reduction in the Company’s net income, or increase its net loss, before taxes, in the amount of, for each of those years, $177,000, $173,000 and $176,00, respectively.

The Company is also exposed to market risk in changes in commodity prices in some of the raw materials it purchases for its manufacturing needs. However, this presents a risk that would not have a material effect on the Company’s results of operations or financial condition.

Item No. 8 Financial Statements and Supplementary Data

Reference is made to the Consolidated Financial Statements attached hereto.

Item No. 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Effective February 10, 2005, the Company engaged Weiser, LLP as the Company’s principal accountants to audit the Company’s financial statements for the year ending December 31, 2004. Weiser, LLP replaced Eisner, LLP, which had previously been engaged for the same purpose, and whose dismissal was effective February 10, 2005. The decision to change the Company’s principal accountants was approved by the Company’s Audit Committee on February 10, 2005.

The reports of Eisner, LLP, on the Company’s financial statements for the fiscal year ended December 31, 2003, as amended, did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

Previously, effective July 24, 2003, the Company dismissed McGladrey & Pullen, LLP, which had been engaged as the Company’s principal accountants to audit the Company’s financial statements for the year ended December 31, 2002. The reports of McGladrey & Pullen, LLP on the Company’s financial statements for the fiscal year ended December 31, 2002, did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During the Company’s last two fiscal years ended December 31, 2002, and December 31, 2003, and in the subsequent interim periods through April 27, 2005, there were no disagreements with McGladrey & Pullen, LLP or Eisner, LLP, respectively, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of McGladrey & Pullen, LLP or Eisner, LLP, would have caused either to make reference to the subject matter of the disagreements in connection with their respective reports on the financial statements for such periods.

Neither McGladrey & Pullen, LLP nor Eisner, LLP have informed the Company of any reportable events during the Company’s last two fiscal years ended December 31, 2002 and 2003, respectively, and in subsequent interim periods through April 27, 2005.

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

(b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect the Company’s disclosure controls and procedures subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in the Company’s internal controls. As a result, no corrective actions were required or undertaken.

Item No. 9B - Other Information

Not Applicable.

PART III

Item No. 10 Directors and Executive Officers of the Registrant

Directors and Executive Officers

The Company’s current directors and executive officers and their ages, as of April 15, 2005, are as follows:

Name	Age	Position With The Company

John H. Schwan	60	Chairman and Director
Howard W. Schwan	50	President and Director
Stephen M. Merrick	63	Executive Vice President, Secretary and Director
Mark Van Dyke	55	Senior Vice President
Brent Anderson	38	Vice President of Manufacturing
Timothy Patterson	44	Vice President-Finance and Administration
Samuel Komar	48	Vice President
Stanley M. Brown	58	Director
Bret Tayne	46	Director
Michael Avramovich	53	Director
John I. Collins	45	Director
30

All directors hold office until the next annual meeting following their election and/or until their successors are elected and qualified. Officers are elected annually by the Board of Directors and serve at the discretion of the Board. Information with respect to the business expenses and affiliation of the directors and the executive officers of the Company is set forth below:

John H. Schwan, Chairman. Mr. Schwan has been an officer and director of the Company since January 1996. Mr. Schwan has been the President and principal executive officer of Packaging Systems and affiliated companies for over the last 15 years. Mr. Schwan has over 20 years of general management experience, including manufacturing, marketing and sales. Mr. Schwan served in the U.S. Army Infantry in Vietnam from 1966 to 1969, where he attained the rank of First Lieutenant.

Howard W. Schwan, President. Mr. Schwan has been associated with the Company for 21 years, principally in the management of the production and engineering operations of the Company. Mr. Schwan was appointed as Vice President of Manufacturing in November 1990, was appointed as a director in January 1996, and was appointed as President in June 1997.

Stephen M. Merrick, Executive Vice President and Secretary. Mr. Merrick was President of the Company from January 1996 to June 1997 when he became Chief Executive Officer of the Company. In October 1999, Mr. Merrick became Executive Vice President. Mr. Merrick is a principal of the law firm of Merrick & Associates, P.C. of Chicago, Illinois and has been engaged in the practice of law for more than 35 years. Mr. Merrick is also Senior Vice President, Director and a member of the Management Committee of Reliv International, Inc. (NASDAQ), a manufacturer and direct marketer of nutritional supplements and food products.

Mark Van Dyke, Senior Vice President. Mr. Van Dyke rejoined the Company in August 2001. Mr. Van Dyke has over 25 years experience in the balloon industry and was previously employed by the Company for 12 years. Prior to rejoining the Company, Mr. Van Dyke was employed by M&D Balloons, Inc. for eight years and became Executive Director of that Company.

Brent Anderson, Vice President of Manufacturing. Mr. Anderson has been employed by the Company since January 1989, and has held a number of engineering positions with the Company including Plant Engineer and Plant Manager. In such capacities, Mr. Anderson was responsible for the design and manufacture of much of the Company’s manufacturing equipment. Mr. Anderson was appointed Vice President of Manufacturing in June 1997.

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

Stanley M. Brown, Director. Mr. Brown was appointed as a director of the Company in January 1996. Since March 1996, Mr. Brown has been President of Inn-Room Systems, Inc., a manufacturer and lessor of in-room vending systems for hotels. From 1968 to 1989, Mr. Brown was with the United States Navy as a naval aviator, achieving the rank of Captain.

Bret Tayne, Director. Mr. Tayne was appointed as a director of the Company in December 1997. Mr. Tayne has been the President of Everede Tool Company, a manufacturer of industrial cutting tools, since January 1992. Prior to that, Mr. Tayne was Executive Vice President of Unifin, a commercial finance company, since 1986. Mr. Tayne received a Bachelor of Science degree from Tufts University and an MBA from Northwestern University.

Michael Avramovich, Director. Mr. Avramovich is a principal of the law firm of Avramovich & Associates, P.C. of Chicago, Illinois, and has been engaged in the practice of law for over 7 years. Prior to the practice of law, Mr. Avramovich was an Associate Professor of Accounting and Finance at National-Louis University in Chicago, Illinois. Mr. Avramovich has also worked in various financial accounting positions at Molex International, Inc. of Lisle, Illinois. Mr. Avramovich received a Bachelor of Arts degree in History and International Relations from North Park University, a Master of Management, Accounting and Information Systems, and Finance from Northwestern University, a Juris Doctorate from the John Marshall Law School and an L.L.M. in International and Corporate Law from Georgetown University Law Center.

John I. Collins, Director. Mr. Collins is currently the Treasurer of the Illinois Credit Union Executives Society, and is a former member of the Chicago Federal Reserve Bank Advisory Group. Mr. Collins is also the Chief Administrative Officer and the former Chief Financial Officer of Mid-States Corporate Federal Credit Union (“MSCFCU”), a $4.5 billion wholesale financial institution located in Warrenville, Illinois. Mr. Collins’ responsibilities at MSCFCU have included all accounting, financial reporting, strategic planning, risk management, lending and data processing matters, as well as, more recently, working directly with MSCFCU’s Chief Executive Officer in matters concerning MSCFCU’s Board of Directors and Board Committee matters and administration, corporate governance and legal affairs. Prior to his affiliation with MSCFCU in 2001, Mr. Collins was employed as both a Controller and Chief Financial Officer by Great Lakes Credit Union (“GLCU”), a $350 million financial institution located in North Chicago, Illinois. During Mr. Collins tenure with GLCU from 1991 to 2001, and MSCFCU from 2001 to the present, Mr. Collins has experience working with audit committees, public accounting firms and regulatory agencies on an ongoing basis, has supervised principal accounting officers, and has had the responsibility of preparing audited financial statements, internal controls and financial reporting. Mr. Collins received a Bachelor of Arts degree in Economics, History and English from Ripon College, and a Masters in Business Administration from Emory University. Mr. Collins has also participated in the Kellogg Management Institute and the Consumer Marketing Strategy programs at Northwestern University on a post-graduate basis.

John H. Schwan and Howard W. Schwan are brothers.

Audit Committee

Since 2000, the Company has had a standing Audit Committee, which is presently composed of Mr. Tayne, Mr. Brown and Mr. Avramovich. Mr. Avramovich has been designated and is the Company’s “Audit Committee Financial Expert” pursuant to paragraph (h)(1)(i)(A) of Item 401 of Regulation S-K of the Exchange Act. The Audit Committee held 4 meetings during fiscal year 2004, including quarterly meetings with management and independent auditors to discuss the Company’s financial statements. Mr. Avramovich and each appointed member of the Audit Committee satisfies the definition of “independent” as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act. The Audit Committee reviews and makes recommendations to the Company about its financial reporting requirements. Information regarding the functions performed by the Committee is set forth in the “Report of the Audit Committee,” as follows:

Report of the Audit Committee

The Audit Committee oversees the Company’s financial reporting process on behalf of the Board of Directors. Management has the primary responsibility for the financial statements and the reporting process including the systems of internal controls. In fulfilling its oversight responsibilities, the Committee reviewed the audited financial statements in the Annual Report with management including a discussion of the quality, not just the acceptability, of the accounting principles, the reasonableness of significant judgments, and the clarity of disclosures in the financial statements.

The Committee reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with generally accepted accounting principles, their judgments as to the quality, not just the acceptability, of the Company’s accounting principles and such other matters as are required to be discussed with the Committee under generally accepted auditing standards, including but not limited to those matters required to be discussed by SAS 61 (Codification of Statements on Auditing Standards, AU ss.380). In addition, the Committee has discussed with the independent auditors the auditor’s independence from management and the Company including the matters in the written disclosures required by the Independence Standards Board.

The Committee discussed with the Company’s independent auditors the overall scope and plans for their respective audits. The Committee meets with the independent auditors, with and without management present, to discuss the results of their examinations, their evaluations of the Company’s internal controls, and the overall quality of the Company’s financial reporting.

In reliance on the reviews and discussions referred to above, the Committee recommended to the Board of Directors (and the Board has approved) that the audited financial statements be included in the Annual Report on Form 10-K for the year ended December 31, 2004 for filing with the Securities and Exchange Commission. The Committee and the Board have also recommended, subject to future shareholder approval at the Company’s 2005 annual meeting of shareholders, the selection of Weiser, LLP as the Company’s independent auditors.

Michael Avramovich, Audit Committee Chair
Stanley M. Brown, III, Audit Committee Member
Bret Tayne, Audit Committee Member

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers and directors, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and with the NASDAQ Stock Market. Officers, directors and greater than ten-percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on a review of such forms furnished to the Company, or written representations that no Form 5’s were required, the Company believes that during calendar year 2004, it was in compliance with all Section 16(a) filing requirements applicable to the officers, directors and ten-percent beneficial shareholders.

Code of Ethics

The Company has adopted a code of ethics that applies to its senior executive and financial officers. The Company’s Code of Ethics seeks to promote (1) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, (2) full, fair, accurate, timely and understandable disclosure of information to the Commission, (3) compliance with applicable governmental laws, rules and regulations, (4) prompt internal reporting of violations of the Code to predesignated persons, and (5) accountability for adherence to the Code.

Item No. 11 Executive Compensation

The following table sets forth certain information with respect to the compensation paid or accrued by the Company to its President, Chief Executive Officer and any other officer who received compensation in excess of $100,000 (“Named Executive Officers”).

	Summary Compensation Table
		Annual Compensation		Long Term Compensation
Name and Principal Position	Year	Salary $	Other Annual Compensation	Underlying Options		All Other Compensation ($)

Howard W. Schwan	2004	$153,000	$5,520	—		—
President	2003	$162,500	$5,520	—			—
	2002	$162,500	$8,100	14,285	(1)	$1,925	(3)

Mark Van Dyke	2004	$124,000	—	—		—
Senior Vice President	2003	$125,000	—	—		—
	2002	$123,100	—	__		—

Brent Anderson	2004	$99,000
Vice President of	2003	$95,000	—	—		—
Manufacturing	2002	$95,000	—	8,928	(2)	—

Samuel Komar	2004	$108,000	—	—		—
Vice President of Sales	2003	$104,200	—	—		—
	2002	$104,200	—	—		—

———————————

(1)	Stock options to purchase up to 14,285 shares of the Company’s Common Stock at $2.31 per share.

(2)	Stock Options to purchase up to 8,928 shares of the Company’s Common Stock at $2.31 per share.

(3)	Company contribution to the Company’s 401(k) Plan as a pre-tax salary deferral.

Certain Named Executive Officers have received warrants to purchase Common Stock of the Company in connection with their guarantee of certain bank loans secured by the Company and in connection with their participation in a private offering of notes and warrants conducted by the Company. See “Board of Director Affiliations and Related Transactions” below. There were no stock option grants made by the Company in the fiscal year ended December 31, 2004.

Aggregated Option Exercises in Last Fiscal Year and FY-End Option Values

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at Year End (#) Exercisable/Unexercisable	Value of Unexercised In- the- Money Options at Fiscal Year End ($) Exercisable/Unexercisable
John H. Schwan	0	0	29,762/0	$0/0(1)
Howard W. Schwan	0	0	53,968/0	$0/0(1)
Stephen M. Merrick	0	0	29,762/0	$0/0(1)
Mark Van Dyke	0	0	23,809/0	$0/0(1)
Brent Anderson	0	0	31,546/0	$0/0(1)
Samuel Komar	0	0	24,641/0	$0/0(1)

Stanley M. Brown	0	0	8,532/0	$0/0(1)
Bret Tayne	0	0	8,532/0	$0/0(1)
Timothy Patterson	0	0	5,000/0	$0/0(1)
Michael Avramovich	0	0	0/0	$0/0(1)
John Collins	0	0	0/0	$0/0(1)

(1)	The value of unexercised in-the-money options is based on the difference between the exercise price and the fair market value of the Company’s Common Stock on December 31, 2004.
35

Equity Compensation Plan Information The following table provides information regarding the Company’s equity compensation plans as of December 31, 2004.

	(a)	(b)	(c)

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column (a))

Equity compensation plans approved by security holders

2002 Stock Option Plan	62,954	$2.75	79,907
2001 Stock Option Plan	88,692	$1.47	0
1999 Stock Option Plan	131,550	$1.96	0
1997 Stock Option Plan	98,415	$6.53	0

Equity compensation plans not approved by security holders	0	$ 0	0

Total	381,611	$3.15	79,907

Compensation Committee Interlocks and Insider Participation

During 2004, the Compensation Committee was composed of Stanley M. Brown and Brent Tayne. The Compensation Committee reviews and makes recommendations to the Board of Directors concerning the compensation of officers and key employees of the Company. The Compensation Committee met one time during 2004.

Compensation Committee Report on Executive Compensation

The Compensation Committee of the Board of Directors of the Company is composed of two members of the Board of Directors. The Compensation Committee is responsible for establishing the standards and philosophy of the Board of Directors regarding executive compensation, for reviewing and evaluating executive compensation and compensation programs, and for recommending levels of salary and other forms of compensation for executives of the Company to the Board of Directors. The full Board of Directors of the Company is responsible for setting and administering salaries, bonus payments and other compensation awards to executives of the Company.

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

The Company’s executive compensation program consists of two key elements:
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

Long-Term Component - Stock Options

The long-term component of compensation provided to executives of the Company has been in the form of stock options. The Compensation Committee has recommended to the Board of

Directors that a significant portion of the total compensation to executives be in the form of incentive stock options. Stock options are granted with an exercise price equal to or greater than the fair market value of the Company’s Common Stock on the date of the grant. Stock options are exercisable between one and ten years from the date granted. Such stock options provide incentive for the creation of shareholder value over the long-term since the full benefit of the compensation package for an executive cannot be realized unless an appreciation in the price of the Company’s Common Stock occurs over a specified number of years.

The magnitude of the stock option awards are determined annually by the Compensation Committee and the Board of Directors. Generally, the number of options granted to an executive has been based on the relative salary level of the executive.

On October 12, 2002, incentive stock options to purchase up to 14,285, 8,928, 5,952 and 5,952 shares of the Company’s Common Stock were granted to Messrs. Howard Schwan, Brent Anderson, Stephen M. Merrick and John Schwan, respectively, under the 2002 Stock Option Plan (the “2002 Plan”). In addition, on October 12, 2002, non-qualified stock options to purchase up to 2,926 shares of the Company’s Common Stock were granted to each of Messrs. Stan Brown and Bret Tayne respectively, under the 2002 Plan, and incentive stock options to purchase up to 5,000 shares of the Company’s Common Stock were granted to Timothy Patterson under the 2002 Stock Option Plan on December 31, 2003.

There were no other stock options granted to any of the Named Executives in 2002, 2003 or 2004.

Employment Agreements

In June 1997, the Company entered into an Employment Agreement with Howard W. Schwan as President, which provides for an annual salary of not less than $135,000. The term of the Agreement was through June 30, 2002 and is automatically renewed thereafter for successive one year terms. The Agreement contains covenants of Mr. Schwan with respect to the use of the Company’s confidential information, establishes the Company’s right to inventions created by Mr. Schwan during the term of his employment, and includes a covenant of Mr. Schwan not to compete with the Company for a period of three years after the date of termination of the Agreement.

CEO Compensation

The Compensation Committee utilizes the same standards and methods for recommending annual base compensation for the Chief Executive Officer of the Company as it does for other senior executive officers of the Company.

In 1997, the Company entered into an Employment Agreement with Howard W. Schwan, President of the Company, providing that Mr. Schwan’s base annual compensation would not be less than $135,000. During 2002, 2003 and 2004, upon the recommendation of the Compensation Committee, the base salary of Mr. Schwan was $162,500, $162,500 and $153,000, respectively. In 2002, 2003 and 2004, annual incentive compensation was paid to Mr. Schwan in the amounts of $8,100, $5,520 and $5,520 respectively.

The Compensation Committee has evaluated the compensation of Mr. Schwan in light of the results of operation of the Company and in comparison to compensation levels of similar companies. The Compensation Committee determined that Mr. Schwan’s level of base compensation was $153,000. In light of that review, the Compensation Committee recommended no change in the compensation of Mr. Schwan during 2004, and also did not recommend any incentive compensation for Mr. Schwan or other of the named executives.

Compensation Committee:
Brent Tayne and Stanley M. Brown

Comparative Stock Price Performance Graph/Table

The following table compares, for the period January 1, 2000 to December 31, 2004, the cumulative total return (assuming reinvestment of dividends) on the Company’s Common Stock with (i) NASDAQ Stock Market Index (U.S.) and (ii) a peer group including the following companies: S&P 500 Specialty Stores. The table assumes an investment of $100 on January 1, 2000, in the Company’s Common Stock and each of the other investment categories.

Total Return To Shareholders (Includes reinvestment of dividends)

	ANNUAL RETURN PERCENTAGE Years Ending

Company / Index	Dec00	Dec01	Dec02	Dec03	Dec04
CTI INDUSTRIES CORP	-46.67	75.00	325.85	-63.90	-35.84
NASDAQ U.S. INDEX	-27.05	-20.68	-30.86	49.51	8.83
S&P 500 SPECIALTY STORES	-13.37	61.41	-11.11	34.66	5.20

	Base Period	INDEXED RETURNS Years Ending
Company / Index	Oct00	Dec00	Dec01	Dec02	Dec03	Dec04
CTI INDUSTRIES CORP	100	53.33	93.33	397.46	143.49	92.06
NASDAQ U.S. INDEX	100	72.95	57.87	40.01	59.82	65.10
S&P 500 SPECIALTY STORES	100	86.63	139.84	124.30	167.37	176.08
39

Director Compensation

John Schwan was compensated in the amount of $24,000 in fiscal 2004 for his services as Chairman of the Board of Directors. Directors other than members of management received a fee of $1,000 for each Board meeting attended.

Item No. 12 Security Ownership of Certain Beneficial Owners and Management

Principal Stockholders

The following table sets forth certain information with respect to the beneficial ownership of the Company’s capital stock, as of March 31, 2005, by (i) each stockholder who is known by the Company to be the beneficial owner of more than 5% of the Company’s Common Stock, (ii) each director and executive officer of the Company who owns any shares of Common Stock and (iii) all executive officers and directors as a group. Except as otherwise indicated, the Company believes that the beneficial owners of the shares listed below have sole investment and voting power with respect to such shares.

Name and Address (1)	Shares of Common Stock Beneficially Owned (2)		Percent of Common Stock(4)
John H. Schwan	618,428	(3)	29%
Stephen M. Merrick	501,949	(5)	24.25%
Howard W. Schwan	178,904	(6)	8.91%
Brent Anderson	42,795	(7)	2.2%
Samuel Komar	24,879	(8)	1.3%
Mark Van Dyke	23,809	(9)	1.2%
Timothy Patterson	5,000	(10)	*
John I. Collins
262 Pine Street
Deerfield, IL 60015	0		*
Stanley M. Brown
1140 Larkin
Wheeling, IL 60090	9,267	(11)	*
Bret Tayne
6834 N. Kostner Avenue
Lincolnwood, IL 60712	9,923	(12)	*
Michael Avramovich
70 W. Madison Street, Suite 1400
Chicago, IL 60602	0		*

All Directors and Executive Officers as a group (11 persons)	1,414,954		58.85%
* Less than one percent

(1)	Except as otherwise indicated, the address of each stockholder listed above is c/o CTI Industries Corporation, 22160 North Pepper Road, Barrington, Illinois 60010.

(footnotes continued on next page)
40

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

(3)
Includes warrants to purchase up to 79,364 shares of Common Stock at $1.50 per share, warrants to purchase up to 93,000 shares of Common Stock at $4.87 per share and options to purchase up to 5,952 shares of Common Stock at $2.55 per share granted under the Company’s 2002 Stock Option Plan. Also includes indirect beneficial ownership of 130,821 shares of Common Stock through shares owned through CTI Investors, L.L.C. See “Board of Directors Affiliations and Related Transactions.”

(4)
Assumes the exercise of all warrants and options owned by the named person into shares of Common Stock and any shares of Common Stock beneficially owned by the named person through CTI Investors, L.L.C.

(5)
Includes warrants to purchase up to 39,683 shares of Common Stock at $1.50 per share, warrants to purchase up to 70,000 shares of Common Stock at $4.87 per share and options to purchase up to 5,952 shares of Common Stock at $2.55 per share granted under the Company’s 2002 Stock Option Plan. Also includes indirect beneficial ownership of 87,214 shares of Common Stock through shares owned through CTI Investors, L.L.C. See “Board of Directors Affiliations and Related Transactions.”

(6)
Includes options to purchase up to 15,873 shares of Common Stock at $6.30 per share granted under the Company’s 1997 Stock Option Plan, options to purchase up to 23,810 shares of Common Stock at $1.89 per share granted under the Company’s 1999 Stock Option Plan and options to purchase up to 14,285 shares of Common Stock at $2.31 per share granted under the Company’s 2002 Stock Option Plan. Also includes indirect beneficial ownership of 65,410 shares of Common Stock through shares owned through CTI Investors, L.L.C. See “Board of Directors Affiliations and Related Transactions.”

(7)
Includes options to purchase up to 4,761 shares of Common Stock at $6.30 per share granted under the Company’s 1997 Stock Option Plan, options to purchase up to 17,857 shares of Common Stock at $1.47 per share, granted under the Company’s 2001 Stock Option Plan and options to purchase up to 8,928 shares of Common Stock at $2.31 per share granted under the Company’s 2002 Stock Option Plan.

(footnotes continued on next page)
41

(8)
Includes options to purchase up to 4,761 shares of Common Stock at $6.30 per share granted under the Company’s 1997 Stock Option Plan, options to purchase up to 7,976 shares of Common Stock at $1.89 per share granted under the Company’s 1999 Stock Option Plan, options to purchase up to 11,904 shares of Common Stock at $1.47 per share granted under the Company’s 2001 Stock Option Plan, and 238 shares of Common Stock held by immediate family members.

(9)	Includes options to purchase up to 23,809 shares of Common Stock at $1.47 per share granted under the Company’s 2001 Stock Option Plan.

(10)	Includes options to purchase up to 5,000 shares of Common Stock at $2.26 per share granted under the Company’s 2002 Stock Option Plan.

(11)
Includes options to purchase up to 1,985 shares of Common Stock at $6.30 per share granted under the Company’s 1997 Stock Option Plan, options to purchase up to 3,571 shares of Common Stock at $1.89 per share granted under the Company’s 1999 Stock Option Plan and options to purchase up to 2,976 shares of Common Stock at $2.31 per share granted under the Company’s 2002 Stock Option Plan.

(12)
Includes options to purchase up to 1,985 shares of Common Stock at $6.30 per share granted under the Company’s 1997 Stock Option Plan, options to purchase up to 3,571 shares of Common Stock at $1.89 per share granted under the Company’s 1999 Stock Option Plan and options to purchase up to 2,976 shares of Common Stock at $2.31 per share granted under the Company’s 2002 Stock Option Plan.

Item No. 13 Certain Relationships and Related Transactions

Stephen M. Merrick, Executive Vice President and Secretary of the Company, is a principal of the law firm of Merrick & Associates, P.C., which serves as general counsel of the Company. In addition, Mr. Merrick is a principal stockholder of the Company. No other employee or principal of the firm of Merrick & Associates, P.C. owns any shares of the Company’s outstanding Common Stock. Legal fees incurred from the firm of Merrick & Associates, P.C. for the fiscal year ended December 31, 2004 was $97,000. In 2004, Mr. Merrick was paid $48,000 for services provided to the company. Mr. Merrick is also an officer and director of Reliv International, Inc. (NASDAQ-RELV).

John H. Schwan is President of Packaging Systems, L.L.C. and affiliated companies. The Company made purchases of packaging materials from these entities in the amount of $172,000 during the year ended December 31, 2004. In 2004, Mr. Schwan was paid $24,000 for services provided to the Company.

During 2004 and 2003, John H Schwan loaned to Flexo Universal the aggregate amount of $86,000 and $225,000, respectively. During 2004 and 2003, Stephen M. Merrick loaned to Flexo Universal the aggregate amount of $181,000 and $25,000, respectively. These advances are reflected in notes and bear interest at the rate of 8% per annum.

The Company entered into a 10-year lease agreement for office and warehouse facilities in November 1999, requiring monthly payments of $17,404 to Pepper Road, Inc., a company related through common ownership. In 2003, the rent was reduced to $15,500 per month. Approximately 50% of the facility was subleased through March 2002, and after that, the Company assumed the remaining 50% of the facility. In July of 2004, the company signed a lease with HP Properties LLC for approximately 35,000 square feet of space in Cary, Illinois. In July of 2004, the Company cancelled its lease with Pepper Road, Inc.

In July 2001, certain members of company management were issued warrants to purchase 119,050 shares of the Company’s Common Stock at an exercise price of $1.50 per share in consideration of their facilitating and guaranteeing and securing bank loans to the Company in the amount of $1.4 million and for advancing additional monies to the company that were repaid in 2001. The warrants have a term of five years.

In February 2003, the Company received $1,630,000 from certain shareholders in exchange for (a) two year 9% subordinated notes, and (b) five year warrants to purchase 163,000 common shares at $4.87 per share. The proceeds were to (i) re-finance the bank loan of CTI Mexico in the amount of $880,000 and (ii) to provide financing for CTI Mexico and Flexo Universal. The value of the warrants was $640,427 calculated using Black-Scholes option pricing formula. The Company applied the debt discount of $459,780 against the subordinated debt. The debt discount was amortized using the effective interest method over the term of the debt.

At various times during 2003, John H. Schwan loaned an aggregate of $795,204 to the Company in exchange for notes bearing interest at 8%. These notes are subordinated to the bank loan of the Company.

42

The Company believes that each of the transactions set forth above were entered into, and any future related party transactions will be entered into, on terms as fair as those obtainable from independent third parties. All related party transactions must be approved by a majority of disinterested directors and subject to review in the context of the Company’s Code of Ethics.

Item No. 14 Principal Accountant Fees and Services

The following table sets forth the aggregate amount of audit fees and all other fees billed by the Company’s independent auditor, for the years ended December 31, 2003 and December 31, 2004:

	2003 Amount	2004 Amount

Audit fees (1)	$256,000	$238,000
Other audit related fees	$0	$0
Tax Fees	$15,000	$15,000

Total fees	$271,000	$253,000

(1)	Includes the annual financial statement audit and limited quarterly reviews and expenses.

(See Item No. 9 - “Changes in and Disagreements with Accountants on Accounting and Financial Disclosure”)

43

All audit, tax, and other services to be performed by Weiser, LLP for the Company must be pre-approved by the Audit Committee. The Audit Committee reviews the description of the services and an estimate of the anticipated costs of performing those services. Services not previously approved cannot commence until such approval has been granted. Pre-approval is granted usually at regularly scheduled meetings. If unanticipated items arise between meetings of the Audit Committee, the Audit Committee has delegated approval authority to the Chairman of the Audit Committee, in which case the Chairman communicates such pre-approvals to the full Committee at its next meeting. During 2004, all services performed by Eisner LLP, the Company’s previous independent auditors and Weiser, LLP, were pre-approved by the Audit Committee in accordance with this policy.

The Audit Committee of the Board of Directors reviews all relationships with its independent auditors, including the provision of non-audit services, which may relate to the independent registered public accounting firm’s independence. The Audit Committee of the Board of Directors considered the effect of Weiser, LLP’s tax services in assessing the independence of the independent registered public accounting firm and concluded that the provision of such services by Weiser LLP was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions.

Part IV.

Item No. 15 Exhibits and Financial Statement Schedules

1.
The Consolidated Financial Statements filed as part of this report on Form 10-K are listed on the accompanying Index to Consolidated Financial Statements and Consolidated Financial Statement Schedules.

2.	Exhibits:

3.1

Third Restated Certificate of Incorporation of CTI Industries Corporation (Incorporated by reference to Exhibit A contained in Registrant’s Schedule 14A Definitive Proxy Statement for solicitation of written consent of shareholders, as filed with the Commission on October 25, 1999)

3.2	By-laws of CTI Industries Corporation (Incorporated by reference to Exhibits, contained in Registrant’s Form SB-2 Registration Statement (File No. 333-31969) effective November 5, 1997)
44

4.1	Form of Certificate for Common Stock of CTI Industries Corporation (Incorporated by reference to Exhibits, contained in Registrant’s Form SB-2 Registration Statement (File No. 333-31969) effective November 5, 1997)

10.1	CTI Industries Corporation 1999 Stock Option Plan (Incorporated by reference to Exhibit contained in Registrant’s Schedule 14A Definitive Proxy Statement, as filed with the Commission on March 26, 1999)

10.2	CTI Industries Corporation 2001 Stock Option Plan (Incorporated by reference to Exhibit contained in Registrant’s Schedule 14A Definitive Proxy Statement, as filed with the Commission on May 21, 2001)

10.3	CTI Industries Corporation 2002 Stock Option Plan (Incorporated by reference to Exhibit contained in Registrant’s Schedule 14A Definitive Proxy Statement, as filed with the Commission on May 15, 2002)

10.4	Employment Agreement dated June 30, 1997, between CTI Industries Corporation and Howard W. Schwan (Incorporated by reference to Exhibits, contained in Registrant’s Form SB-2 Registration Statement (File No. 333-31969) effective November 5, 1997)

10.5	Warrant dated July 17, 2001 to purchase 79,364 shares of Common Stock John H. Schwan (Incorporated by reference to Exhibits contained in the Registrant’s 2002 10-KSB, as filed with the Commission on May 1, 2003)

10.6	Warrant dated July 17, 2001 to purchase 39,683 shares of Common Stock Stephen M. Merrick (Incorporated by reference to Exhibits contained in the Registrant’s 2002 10-KSB, as filed with the Commission on May 1, 2003)

10.7	Note dated January 28, 2003, CTI Industries Corporation to Stephen M. Merrick in the sum of $500,000 (Incorporated by reference to Exhibits contained in the Registrant’s 2002 10-KSB, as filed with the Commission on May 1, 2003)

10.8	Note dated February 28, 2003, CTI Industries Corporation to Stephen M. Merrick in the sum of $200,000 (Incorporated by reference to Exhibits contained in the Registrant’s 2002 10-KSB, as filed with the Commission on May 1, 2003)

10.9	Note dated February 10, 2003, CTI Industries Corporation to John H. Schwan in the sum of $150,000 (Incorporated by reference to Exhibits contained in the Registrant’s 2002 10-KSB, as filed with the Commission on May 1, 2003)

10.10	Note dated February 15, 2003, CTI Industries Corporation to John Schwan in the sum of $680,000 (Incorporated by reference to Exhibits contained in the Registrant’s 2002 10-KSB, as filed with the Commission on May 1, 2003)

10.11	Note dated March 3, 2003, CTI Industries Corporation to John H. Schwan in the sum of $100,000 (Incorporated by reference to Exhibits contained in the Registrant’s 2002 10-KSB, as filed with the Commission on May 1, 2003)
45

10.12	Warrant dated March 20, 2003, to purchase 70,000 shares of Common Stock - Stephen M. Merrick (Incorporated by reference to Exhibits contained in the Registrant’s 2002 10-KSB, as filed with the Commission on May 1, 2003)

10.13	Warrant dated March 20, 2003, to purchase 93,000 shares of Common Stock - John H. Schwan (Incorporated by reference to Exhibits contained in the Registrant’s 2002 10-KSB, as filed with the Commission on May 1, 2003)

10.14	Loan and Security Agreement dated December 30, 2003, between the Company and Cole Taylor Bank (Incorporated by reference to Exhibit contained in the Registrant’s 10-K/A Amendment No. 1, as filed with the Commission on April 15, 2004)

10.15	Term Note in the sum of $3,500,000 dated December 30, 2003 made by CTI Industries Corporation to Cole Taylor Bank (Incorporated by reference to Exhibit contained in the Registrant’s 10-K/A Amendment No. 1, as filed with the Commission on April 15, 2004)

10.16	Revolving Note in the sum of $7,500,000 dated December 30, 2003, made by CTI Industries Corporation to Cole Taylor Bank (Incorporated by reference to Exhibit contained in the Registrant’s 10-K/A Amendment No. 1, as filed with the Commission on April 15, 2004)

10.17	Mortgage dated January 12, 2001 for the benefit of Banco Popular, N.A (Incorporated by reference to Exhibits contained in the Registrant’s Restated 2001 10-KSB, as filed with the Commission on May 1, 2003).

10.18	Secured Promissory Note in the sum of $2,700,000 dated December 15, 2000 made by CTI Industries Corporation to Banco Popular, N.A. (Incorporated by reference to Exhibits contained in the Registrant’s Restated 2001 10-KSB, as filed with the Commission on May 1, 2003)

10.19	Secured Promissory Note in the sum of $173,000 dated December 15, 2000 made by CTI Industries Corporation to Banco Popular, N.A (Incorporated by reference to Exhibits contained in the Registrant’s Restated 2001 10-KSB, as filed with the Commission on May 1, 2003)

10.20	Guaranties dated January 12, 2001 by John H. Schwan, Stephen M. Merrick and Howard W. Schwan for the benefit of Banco Popular, N.A. (Incorporated by reference to Exhibits contained in the Registrant’s Restated 2001 10-KSB, as filed with the Commission on May 1, 2003)

11.1	Computation of Earnings Per Share (Incorporated by reference to Note 16 of the Consolidated Financial Statements contained in Part IV)

14	Code of Ethics (Incorporated by reference to Exhibit contained in the Registrant’s Form 10-K/A Amendment No. 2, as filed with the Commission on October 8, 2004)

21	Subsidiaries (description incorporated in Form 10-K under Item No. 1)

23.1	Consent of Registered Public Accounting Firm, Weiser, LLP
46

23.2	Consent of Independent Registered Public Accounting Firm, Eisner, LLP

23.3	Consent of Independent Registered Public Accounting Firm, McGladrey & Pullen, LLP

27	Financial Data Schedule

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
47

SIGNATURES In accordance with Section 13 or 15(d) of the Exchange Act the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 9, 2005.

CTI INDUSTRIES CORPORATION
By:	/s/ Howard W. Schwan

Howard W. Schwan, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Howard W. Schwan	President and Director	May 9, 2005

Howard W. Schwan

/s/ John H. Schwan	Chairman and Director	May 9, 2005

John H. Schwan

/s/ Stephen M. Merrick	Executive Vice President,	May 9, 2005
Secretary, Chief Financial
Stephen M. Merrick	Officer and Director

/s/ Stanley M. Brown	Director	May 9, 2005

Stanley M. Brown

/s/ Bret Tayne	Director	May 9, 2005

Bret Tayne

/s/ Michael Avramovich	Director	May 9, 2005

Michael Avramovich

/s/ John I. Collins	Director	May 9, 2005

John I. Collins
48

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of CTI Industries Corporation

We have audited the accompanying consolidated balance sheet of CTI Industries Corporation and Subsidiaries (the “Company”) as of December 31, 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CTI Industries Corporation and Subsidiaries as of December 31, 2004, and the results of their consolidated operations and their consolidated cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

We have also audited the financial statement Schedule II for the year ended December 31, 2004. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

/s/ Weiser LLP

New York, New York

April 15, 2005

F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
CTI Industries Corporation

We have audited the accompanying consolidated balance sheet of CTI Industries Corporation and subsidiaries (the “Company”) as of December 31, 2003 and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight. Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements enumerated above present fairly, in all material respects, the consolidated financial position of CTI Industries Corporation and subsidiaries as of December 31, 2003, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles in the United States of America.

/s/ Eisner LLP

New York, New York
February 18, 2004

With respect to the first paragraph of Note 6
April 14, 2004.

With respect to the third paragraph of Note 3
October 1, 2004

F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

CTI Industries Corporation and Subsidiaries

Barrington, Illinois

We have audited the accompanying consolidated statements of operations, stockholders’ equity, and cash flows of CTI Industries Corporation and Subsidiaries for the year ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, based on our audit and the report of the other auditor, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CTI Industries Corporation and Subsidiaries for the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 12 to the consolidated financial statements, on January 1, 2002, the Company changes its method of accounting for goodwill to adopt Statement of Financial Accounting Standards No. 142.

/s/ McGladrey & Pullen, LLP

Schaumburg, Illinois

April 15, 2003

CTI Industries Corporation and Subsidiaries Consolidated Balance Sheets

	December 31, 2004	December 31, 2003

ASSETS
Current assets:
Cash	$526,470	$329,742
Accounts receivable, (less allowance for doubtful accounts of $ 404,070 and $316,047 respectively)	6,123,137	4,620,276
Inventories	8,348,494	9,263,160
Deferred tax assets	0	361,751
Prepaid expenses and other current assets	646,805	859,635

Total current assets	15,644,906	15,434,564

Property, plant and equipment:
Machinery and equipment	18,451,428	18,939,535
Building	2,614,271	2,678,581
Office furniture and equipment	1,926,371	1,931,831
Land	250,000	250,000
Leasehold improvements	640,428	582,052
Fixtures and equipment at customer locations	2,286,814	2,232,285
Projects under construction	55,650	408,961

	26,224,962	27,023,245
Less : accumulated depreciation and amortization	(15,636,451)	(14,815,596)

Total property, plant and equipment, net	10,588,511	12,207,649

Other assets:
Deferred financing costs, net	120,375	222,696
Goodwill	1,113,108	1,113,108
Deferred income tax asset	175,288	1,012,365
Other assets	245,376	279,800

Total other assets	1,654,147	2,627,969

TOTAL ASSETS	$27,887,564	$30,270,182

See accompanying notes to consolidated statements

LIABILITIES AND STOCKHOLDERS’ EQUITY

Checks written in excess of bank balance	$513,417	$341,108
Trades payables	6,147,969	6,799,490
Line of credit	6,401,225	3,694,241
Notes payable - current portion	3,560,669	2,998,496
Accrued liabilities	1,811,775	2,306,745

Total current liabilities	18,435,055	16,140,080

Long-term liabilities:
Other liabilities (related parties of $517,000 and $250,000)	1,371,364	1,079,041
Notes payable	2,864,129	5,766,091
Notes payable - officers	2,255,616	2,064,126

Total long-term liabilities	6,491,109	8,909,258

Minority interest	10,230	9,263

Commitments and contingencies

Stockholders’ equity:
Preferred Stock - no par value, 2,000,000 shares authorized, 0 shares issued and outstanding
Common stock - no par value, 5,000,000 shares authorized, 2,185,896, and 2,150,216 shares issued, 1,954,100, and 1,918,420 shares outstanding, respectively	3,764,020	3,764,020
Class B Common stock - no par value, 500,000 shares authorized, 0 shares issued and outstanding	0	0
Paid-in-capital	5,615,411	5,554,332
Warrants issued in connection with subordinated debt and bank debt	595,174	595,174
Accumulated deficit	(6,007,437)	(3,528,063)
Accumulated other comprehensive loss	(76,884)	(234,768)
Less:
Treasury stock at cost - 231,796 shares	(939,114)	(939,114)

Total stockholders’ equity	2,951,170	5,211,581

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$27,887,564	$30,270,182

See accompanying notes to consolidated statements

CTI Industries Corporation and Subsidiaries Consolidated Statements of Operations

	Year Ended December 31,

	2004	2003	2002

Net Sales	$37,193,109	$36,259,638	$41,236,476

Cost of Sales	30,840,989	29,626,450	32,344,115

Gross profit	6,352,120	6,633,188	8,892,361

Operating expenses:
General and administrative	4,410,595	4,054,607	4,224,777
Selling	1,495,257	1,441,501	1,551,538
Advertising and marketing	1,014,463	1,816,301	1,671,106

Total operating expenses	6,920,315	7,312,409	7,447,421

(Loss) income from operations	(568,195)	(679,221)	1,444,940

Other income (expense):
Interest expense	(1,350,085)	(1,103,395)	(831,600)
Interest income	—	13,618	3,157
Gain on sale of assets	122,499	28,007	0
Foreign currency (loss) gain	208,213	(36,132)	(281,186)
Other	395,489	428,125	0

Total other income (expense)	(623,884)	(669,777)	(1,109,629)

(Loss) income before income taxes and minority interest	(1,192,079)	(1,348,998)	335,311

Income tax expense (benefit)	1,286,232	(782,468)	39,065

(Loss) income before minority interest	(2,478,311)	(566,530)	296,246

Minority interest in income (loss) of subsidiary	1,063	(483)	(6,266)

Net (loss) income	$(2,479,374)	$(566,047)	$302,512

Basic (loss) income per common share	$(1.28)	$(0.30)	$0.18

Diluted (loss) income per common share	$(1.28)	$(0.30)	$0.16

Weighted average number of shares and equivalent shares of common stock outstanding:
Basic	1,930,976	1,918,260	1,688,384

Diluted	1,930,976	1,918,260	1,884,405

See accompanying notes to consolidated statements

CTI Industries Corporation and Subsidiaries Consolidated Statements of Stockholders’ Equity
	Common Stock		Class B Common Stock		Paid-in Capital	Warrants issued in connection with subordinated debt	Accumulated Deficit	Accumulated Other Compre- hensive Income (loss)	Less			TOTAL

									Treasury Stock		Notes Recvble Share- holders

	Shares	Amount	Shares	Amount					Shares	Amount

Balance, December 31, 2001	966,327	$188,434	366,300	$1,000,000	$5,554,332	$487,440	$(1,983,770)	$(118,007)	199,196	$(746,764)	$(56,456)	$4,325,209

Options Exercised	11,000	$19,750										$19,750

Class B Conversion	366,300	$1,000,000	(366,300)	($1,000,000)								$—

Stock Dividend	304,218	$1,280,758					($1,280,758)					$—

Subordinated debt contributed to exercise warrants	423,579	$1,066,978				($351,978)						$715,000

Cashless exercise of warrants	70,458	$192,350							32,600	$(192,350)		$—

Net Income							$302,512					$302,512

Other comprehensive income Foreign currency translation								$112,005				$112,005

Total comprehensive loss												$414,517

Balance, December 31, 2002	2,141,882	$3,748,270	—	$—	$5,554,332	$135,462	$(2,962,816)	$(6,002)	231,796	$(939,114)	$(56,456)	$5,473,676

Options Exercised	8,334	$15,750										$15,750

Subordinated debt contributed to exercise warrants						$459,712						$459,712

Collection of Notes Receivable											$56,456	$56,456

Net loss							($566,047)					$(566,047)

Other comprehensive income Foreign currency translation								($228,766)				$(228,766)

Total comprehensive loss												$(794,813)

Balance, December 31, 2003	2,150,216	$3,764,020	—	$—	$5,554,332	$595,174	$(3,528,063)	$(234,778)	231,796	$(939,114)	$—	$5,211,581

Stock issued for services	35,680	$—			$61,079							$61,079

Net loss							($2,479,374)					($2,479,374)

Other comprehensive income Foreign currency translation								$157,884				$157,884

Total comprehensive loss												$(2,321,490)

Balance, December 31, 2004	2,185,896	$3,764,020	—	$—	$5,615,411	$595,174	$(6,007,437)	$(76,884)	231,796	$(939,114)	$—	$2,951,170

The accompanying notes are an integral part of the financial statements.

CTI Industries Corporation and Subsidiaries Consolidated Statements of Cash Flows

	Year Ended December 31,

	2004	2003	2002

Cash flows from operating activities:
Net (loss) income	$(2,479,374)	$(566,047)	$302,512
Adjustments to reconcile net (loss) income to cash (used in) provided by operating activities:
Depreciation and amortization	1,651,322	1,618,563	1,588,187
Deferred gain on sale/leaseback	(175,271)	(30,047)	(30,046)
Amortization of debt discount	251,490	238,199	27,500
Minority interest in income (loss) of subsidiary	1,063	(483)	(6,266)
Provision for losses on accounts receivable	288,562	220,000	165,000
Provision for losses on inventory	60,000	135,000	135,000
Deferred income taxes	1,189,135	(782,468)	(25,700)
Change in operating assets and liabilities:
Accounts receivable	(1,791,423)	619,113	(1,075,314)
Inventories	854,666	560,433	(1,964,697)
Other assets	426,662	66,313	(122,112)
Trade payables, accrued and other liabilities	(847,411)	1,129,596	4,056,872

Net cash (used in) provided by operating activities	(570,579)	3,208,172	3,050,936

Cash flows from investing activities:

Purchases of property, plant and equipment	(305,546)	(2,007,104)	(2,477,831)
Proceeds from sale of property, plant and equipment	32,094	0	0

Net cash used in investing activities	(273,452)	(2,007,104)	(2,477,831)

Cash flows from financing activities:
Checks written in excess of bank balance	172,309	227,648	113,460
Net change in revolving line of credit	2,706,984	(1,948,408)	(55,068)
Proceeds from issuance of long-term debt	558,077	6,768,759	(591,182)
Repayment of long-term debt	(2,513,261)	(5,649,014)	0
Proceeds from exercise of stock options	0	15,750	0
Proceeds from exercise of warrants	0	0	19,750
Collection of stockholder note	0	56,456	0
Cash paid for deferred financing fees	(41,234)	(275,044)	0

Net cash provided by (used in) financing activities	882,875	(803,853)	(513,040)

Effect of exchange rate changes on cash	157,884	(227,966)	(10,060)

Net increase in cash	196,728	169,249	50,005

Cash at beginning of period	329,742	160,493	110,488

Cash at end of period	$526,470	$329,742	$160,493

See accompanying notes to consolidated statements

Supplemental disclosure of cash flow information:
Cash payments for interest	952,682	865,196	776,802
Cash payments for taxes	47,186	42,295	140,072

Supplemental non-cash investing and financing activities:
Settlement of liability with third party via ownership transfer of long-term asset	241,268	0	0
Accounts payable converted to notes payable	0	3,534,326	0
Issuance of stock for subordinated debt	0	0	715,000
Long-term debt incurred for the purchase of equipment	0	0	2,230,719
Note payable incurred to purchase 21.8% of minority interest in CTI Mexico S. A. de C.V	0	0	148,290
Stock dividend	0	0	1,280,758
Issuance of stock for equity issue expenses	61,079	0	0
Common stock exchanged to exercise warrants	0	0	192,350
Refinance mortgage	0	2,671,243	0

See accompanying notes to consolidated statements

CTI Industries Corporation and Subsidiaries Notes to the Consolidated Financial Statements

1.	Nature of Operations

CTI Industries Corporation, its United Kingdom subsidiary (CTI Balloons Limited), and Mexican subsidiaries (Flexo Universal, S.A. de C.V., CTI Mexico Corporation, S.A. de C.V. and CTF International S.A. de C.V.) (the “Company”) (i) design, manufacture and distribute metalized and latex balloon products throughout the world and (ii) operate systems for the production, lamination, coating and printing of films used for food packaging and other commercial uses and for conversion of films to flexible packaging containers and other products.

2.	Basis of Presentation

During the year ended December 31, 2004, the Company incurred a net operating loss before taxes of $1,192,000. As of December 31, 2004 and December 31, 2003, the Company had a working capital deficiency of $2,790,000 and $706,000, respectively. The Company depends on its line of credit, including a term loan and revolving line of credit with its principal lenders, and continued financial support from its principal stockholders /officer for liquidity. This line of credit expires on December 31, 2005.

Management’s plans to improve profitability during 2005 include relocating certain manufacturing operations from the United States to its foreign affiliates and continued cost reductions in the area of direct and overhead expenses in the U.S. operations. In addition, the Company is currently evaluating its operating strategies to expand its storage bag product line, which the Company anticipates will improve its overall profit margin. The Company belives it has sufficient cash and funding opportunities to meet its operating requirements through January 1, 2006.

3.	Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of CTI Industries Corporation, its wholly owned subsidiaries CTI Balloons Limited and CTF International S.A. de C.V., and its majority owned subsidiaries, Flexo Universal and CTI Mexico Corporation. All significant intercompany accounts and transactions have been eliminated upon consolidation.

Foreign Currency Translation

The financial statements of foreign subsidiaries are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities, the historical exchange rate for stockholders’ equity, and a weighted average exchange rate for each period for revenues and expenses. Translation adjustments are recorded in accumulated other comprehensive income (loss) as the local currencies of the subsidiaries are the functional currencies. Foreign currency transaction gains and losses are recognized in the period incurred and are included in the Consolidated Statements of Operations.

Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the amounts reported of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period in the financial statements and accompanying notes. Actual results may differ from those estimates. The Company’s significant estimates include reserves for doubtful accounts, reserves for lower of cost to market of inventory and recovery value of goodwill.

Cash and Cash Equivalents

Cash and cash equivalents includes cash on hand, demand deposits and short term investments with original maturities of three months or less.

Accounts Receivable

Trade receivables are carried at original invoice amount less an estimate for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by identifying troubled accounts, evaluating the individual customer receivables then considering the customer’s financial condition, credit history and current economic conditions and by using historical experience applied to an aging of accounts. A trade receivable is considered to be past due if any portion of the receivable balance is

CTI Industries Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

outstanding for a period over the customers normal terms. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using standard costs which approximates costing determined on a first-in, first-out basis, to reflect the actual cost of production of inventories.

Production costs of work in process and finished goods include finished goods include material labor and overhead, including general and administrative expenses where applicable. Work in process and finished goods are not recorded in excess of net realizable value.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Expenditures for maintenance and repairs are charged to operations as incurred. Depreciation is computed using the straight-line and declining-balance methods over estimated useful lives of the related assets. Leasehold improvements are amortized on a straight-line method over the lesser of the estimated useful life or the lease term. The estimated useful lives range as follows:

Building	25 - 30 years
Machinery and equipment	3 - 15 years
Office furniture and equipment	5 - 8 years
Leasehold improvements	5 - 8 years
Furniture and equipment at customer locations	2 - 3 years

Projects in process represent those costs capitalized in connection with construction of new assets and/or improvements to existing assets. Upon completion, these costs are re-classed to the appropriate asset class.

Goodwill

Prior to January 1, 2002, goodwill was being amortized over 15 years using the straight-line method. Subsequent to that date, the Company has followed, and does now follow, the provisions of SFAS 142, “Goodwill and Other Intangible Assets”, under which goodwill is not amortized but is tested at least annually for impairment. Goodwill on the accompanying balance sheets relates to CTI Mexico. It is the Company’s policy to perform impairment testing for Flexo Universal annually as of December 31, or as circumstances change.

Valuation of long lived assets

The Company evaluates whether events or circumstances have occurred which indicate that the carrying amounts of long-lived assets (principally property, plant and equipment) may be impaired or not recoverable. The significant factors that are considered that could trigger an impairment review include: changes in business strategy, market conditions, or the manner of use of an asset; underperformance relative to historical or expected future operating results; and negative industry or economic trends. In evaluating an asset for possible impairment, management estimates that asset’s future undiscounted cash flows and appraised values to measure whether the asset is recoverable, the Company measures the impairment based on the projected discounted cash flows of the asset over its remaining life. While the Company believes that our estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect these evaluations.

Deferred Financing Costs

Deferred financing costs relates to the refinancing of long-term debt in December 2003. These costs are being amortized on a straight-line basis over the term of the loans.

Income Taxes

The Company accounts for income taxes using the liability method. As such, deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Deferred tax assets and liabilities are measured using enacted tax rates expected to be in effect when the anticipated reversal of these differences is scheduled to occur. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company is subject to U.S. Federal, state and local taxes as well as foreign taxes in the United Kingdom and Mexico. The Company’s investments in non-U.S. subsidiaries are deemed to be reinvested for an indefinite period of time.

CTI Industries Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

Fair Value of Financial Instruments

The fair value of the Company’s financial instruments relating to accounts receivable, accounts payable and accrued expenses approximates fair value due to their short-term nature. The fair value of debt approximates its carrying value as the interest rates applicable to these debt instruments are comparable to current market rates for similar maturities.

Other Comprehensive Income (Loss)

For years ended December 31, 2004 and 2003, other comprehensive income (loss) consisted of foreign currency translation adjustments, which is a component of other comprehensive income (loss) within stockholder’s equity.

Revenue Recognition

The Company recognizes revenue when title transfers upon shipment. Revenue from a transaction is not recognized until (i) a definitive arrangement exists, (ii) delivery of the product has occurred or the services have been performed and legal title and risk are transferred to the customer, (iii) the price to the buyer has been fixed or is determinable and (iv) collectibility is reasonably assured. In some cases, product is provided on consignment to customers. For these cases, revenue is recognized when the customer reports a sale of the product.

Stock-Based Compensation

At December 31, 2004, the Company has four stock-based compensation plans, which are described more fully in Note 14. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. The Company recognizes compensation cost for stock-based compensation awards equal to the difference between the quoted market price of the stock at the date of grant or award and the price to be paid by the employee upon exercise in accordance with the provisions of APB No. 25. Based upon the terms of Company’s current stock option plans, the stock price on the date of grant and price paid upon exercise are the same. Accordingly, no stock-based employee compensation cost has been recognized, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”, an amendment of SFAS Statement No. 123 (“SFAS No. 148”). The following table illustrates the effect on net (loss) income and earnings per share had compensation cost for all of the stock-based compensation plans been determined based on the grant date fair values of awards.

	Years Ended December 31,

	2004	2003	2002

Net (loss):
Reported	$(2,479,000)	$(566,047)	$302,512

Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	0	(8,583)	(117,375)

Pro forma net (loss)	$(2,479,000)	$(574,630)	$185,137

Net (loss) per share:

Basic - As reported	(1.28)	(.30)	.18

Basic – Proforma	(1.28)	(.30)	.11

Diluted - As reported	(1.28)	(.30)	.16

Diluted – Proforma	(1.28)	(.30)	.10
F-8

CTI Industries Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

The fair value of each option was estimated as of the date of the grant using the Black-Scholes option pricing model based on the following assumptions:

	2004	2003	2002
Expected life (years)	5.0	5.0	5.0

Volatility	128.49%	136.6%	123.3%
Risk-free interest rate	1.9%	4.4%	2.9%
Dividend yield	—	—	—

Research and Development

The Company conducts product development and research activities which includes (i) creative product development, (ii) creative marketing, and (iii) engineering. During the years ended December 31, 2004, 2003 and 2002, research and development activities totaled $246,000, $335,000 and $333,000, respectively.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense amounted to $151,506, $252,204 and $308,197 for the years ended December 31, 2004, 2003 and 2002, respectively.

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123, “Share-Based Payment” (“SFAS Statement 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This statement requires that all share-based payments to employees be recognized in the financial statements based on their fair values on the date of grant. The Company currently uses the intrinsic value method to measure compensation expense for stock-based awards. The Stock Based Compensation caption within Note 3 provides a pro forma net income (loss) and earnings per share as if the Company had used a fair-value based method provided by SFAS l23R to measure stock-based compensation for 2004, 2003 and 2002. SFAS No. 123R is effective as of the beginning of the first interim or annual reporting period that begins after December 31, 2005 and applies to all awards granted, modified, repurchased or cancelled after the effective date. The Company is evaluating the requirements of SFAS 123R and expects that its adoption will not have a material impact on the Company’s consolidated results of operations and earnings per share.

In November of 2004, the FASB issued SFAS No. 151, “Inventory Costs,” which amends the guidance in APB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company is required to adopt the provisions of SFAS No. 151 in the first quarter of 2006. The Company does not expect SFAS 151 to have a material impact on its consolidated results of operations or financial condition.

In December of 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets – An Amendment of APB Opinion No. 29” (SFAS 153). SFAS 153 eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS 153 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted by the Company in the first quarter of 2006. The Company does not believe that the adoption of SFAS 153 will have a material impact on the Company’s consolidated results of operations or financial condition.

FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN No. 46) was originally issued in January 2003 and was subsequently revised in December 2003. FIN No. 46 attempts to clarify the application of Accounting Research Bulletin No. 51 “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. The Company does not believe that it has any involvement with variable interest entities that are required to be consolidated under FIN No. 46.

4.	Major Customers

For the year ended December 31, 2004, the Company had four customers that accounted for approximately 20.1%, 16.8%, 11.7% and 9.2%, respectively, of consolidated net sales. Corresponding percentages of consolidated net sales generated by these customers for the year ended December 31, 2003, were approximately 14.7%, 28.4%, 0.5% and 11.0%, respectively. For the year ended 2002, the corresponding percentages of consolidated net sales for these customers were 17.0%, 29.0%, 0.0% and 12.7%, respectively. At December 31, 2004, the outstanding accounts receivable balances due from these four customers were $956,739, $301,724, $1,438,153 and $215,096, respectively. At December 31, 2003, the outstanding accounts receivable balances due from these three customers were $566,557, $464,183, $176,316 and $862,407.

5.	Inventories

Inventories are stated at the lower of cost or market. Cost is determined using standard costs which approximate costing determined on a first-in, first out basis. Standard costs are reviewed and adjusted periodically based on actual direct and indirect production costs. On a periodic basis, the Company reviews its inventory levels for estimated obsolescense or unmarketable items, in reference to future demand requirements and shelf life of the products.

Inventories are comprised of the following:

	December 31, 2004	December 31, 2003
Raw materials	$888,644	$866,111
Work in process	806,495	1,365,317
Finished goods	6,840,068	7,523,889
Allowance, excess quantities	(186,713)	(492,157)

Total inventories	$8,348,494	$9,263,160
F-9

CTI Industries Corporation and Subsidiaries Notes to the Consolidated Financial Statements

6.	Notes Payable

Long-term debt consists of:

	Dec 31, 2004	Dec 31, 2003

Term Loan with bank, payable in monthly installments of $58,333 including interest at prime (5.25% at December 31, 2004) plus 1.5% (6.75%) (amortized over 60 months) balance due December 31, 2005	$2,858,337	$3,500,000

Mortgage Loan with bank, payable in monthly installments of $19,209 including interest at 6.25% due May 5, 2008	2,832,302	2,879,886

Term Loan with bank, payable in monthly installments of $5,582 including interest at 10.00% due January 5, 2004	—	1,399

Vendor Notes, at various rates of interest (weighted average of 6%) maturing through August 2005	649,697	2,299,647

Subordinated Notes (Related Parties) due 2006, interest at 9% net of debt discount of $59,408 and $310,898 at December 31, 2004 and 2003, respectively (See Note 11)	1,460,592	1,269,102

Subordinated Notes (Related Parties) due 2006, interest at 9% (See Note 11)	795,024	795,024

Loan payable to a Mexican finance institution denominated in Mexican Pesos bearing interest at 9.81% Due 2007	84,462	83,655

Total long-term debt	$8,680,414	$10,828,713

Less current portion	(3,560,669)	(2,998,496)

Total long-term debt	$5,119,745	$7,830,217

On December 31, 2003, the Company entered into a Loan and Security Agreement (“Loan Agreement”) with a Bank under which the Bank provided to the Company a credit facility in the aggregate amount of $11,000,000, collateralized by substantially all assets of the Company. The credit facility expires on December 31, 2005; it is automatically renewed for successive one year terms unless terminated by either of the parties. The credit facility of $7,500,000 includes a term loan of $3,500,000, at an interest rate of prime plus 1.5% per annum (6.75% at December 31, 2004), which is based upon the appraised (liquidation basis) value of the machinery and equipment of the Company and a revolving line of credit at an interest rate of prime plus 1.5% per annum (6.75% at December 31, 2004), the amount of which is based on advances of up to 85% of eligible trade receivables and up to 50% of the value of the Company’s eligible inventories. In connection with the Loan Agreement, two principals of the Company executed agreements pursuant to which they agreed, in the event appraisals of the Company’s machinery and equipment to be performed during 2004 indicated values less than those specified in the Loan Agreement (liquidation value), to provide guarantees of a portion of the term loan or subordinated loan funds to the Company. During 2004, these two principals pledged certain of their individual assets as security for the amount by which the principal balance of the term loan exceeded the most recent appraised value of the Company’s machinery and equipment. Upon the receipt of any proceeds of sale or other disposition of equipment, or any proceeds from damage, destruction or condemnation, such proceeds must be paid as a mandatory prepayment of the term loan. In addition, 50% of excess cash flow is required to be paid as a prepayment of the term loan. The Loan Agreement includes financial covenants requiring a minimal level of tangible net worth and ratio of EBITDA to fixed charges. The Bank has issued a waiver of this covenant for December 31, 2004 and has agreed to an amendment modifying the covenants. The Company believes that it will be within the covenants for the first quarter of 2005 and going forward.

As of December 31, 2004, the balance outstanding on the credit facility was $6,401,000.

The following credit facility was repaid in December 2003. In January 2001, the Company entered into a Loan and Security Agreement with an institutional lender under which the lender has provided the Company with a credit facility in the amount of $9,500,000, collateralized by equipment, inventory, receivables and other assets of the Company. The credit facility included a term loan of $1,426,000, at an interest rate of prime plus 0.75% per annum, which was based upon the appraised value of the equipment of the Company and a revolving line of credit at an interest rate of prime plus 0.5% per annum, the amount of which was based on advances of up to 85% of eligible receivables and up to 40% of the value of the Company’s inventory. In 2002, the lender advanced additional funds on the original term loan in the amount of $490,880, advanced a second term loan in the amount of $1,740,000 and increased the credit facility to $11,500,000. The term loans and revolving line of credit were secured by substantially all assets of the Company. The term of this credit facility was for a period of three years expiring in January 15, 2004.

CTI Industries Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

Also in January 2001, another lender loaned to the Company the sum of $2,873,000 in a refinance of the Company’s principal office building and property situated in Barrington, Illinois. The mortgage loan is collateralized by this building and property, with a net carrying value of $2,886,595, and has been made in the form of two notes. The first note is in the principal amount of $2,700,000, bears interest at the rate of 9.75%, and has a term of five years with an amortization period of 25 years. In May of 2003, the terms of this note were renegotiated to a note in the principal amount of $2,912,000 bearing 6.25% with a term of 5 years amortized over 30 years.

The second note was in the principal amount of $173,000 with an interest rate of 10%, and had a term of three years. This obligation was paid in full January 2004.

Future Minimum principal payments, exclusive of debt discount, for amounts outstanding under these long-term debt agreements are as follows for the year ended December 31, 2004:

2004

2005	$3,560,669
2006	2,311,685
2007	144,189
2008	2,663,871
2009	0

$8,680,414

F-11

CTI Industries Corporation and Subsidiaries Notes to the Consolidated Financial Statements

7.	Income Taxes

The income tax provisions are comprised of the following:

	Year Ended December 31:
	2004	2003	2002

Current:
Federal	$—	$—	$—
State	—	—	—
Foreign	97,097	—	—

	$97,097	—	—

Deferred:
Federal	1,223,030	(361,881)	25,859
State	(63,753)	(61,281)	3,665
Foreign	29,858	(359,306)	9,541

	1,189,135	(782,468)	39,065

Total income tax provision (benefit)	$1,286,232	$(782,468)	$39,065

CTI Industries Corporation and Subsidiaries Notes to the Consolidated Financial Statements The components of the net deferred tax asset (liability) at December 31 are as follows:

	2004	2003

Deferred tax assets:
Allowance for doubtful accounts	$127,150	$139,845
Inventory allowances	168,006	162,248
Accrued liabilities	126,372	151,017
Sale leaseback	0	68,037
Unicap 263A adjustment	52,380	52,380
Net operating loss carryforwards	2,988,093	2,185,357
Alternative minimum tax credit carryforwards	338,612	338,612
State Investment tax credit carryforward	18,041	18,041
Other foreign tax items	109,833	137,993
Foreign asset tax credit carryforward	160,784	160,784

Total deferred tax assets	4,089,271	3,414,314

Deferred tax liabilities:
Book over tax basis of capital assets	(1,134,282)	(1,069,395)
Cash basis of foreign inventory purchases	(348,690)	(264,933)

	2,606,299	2,079,986
Less: Valuation allowance	(2,454,001)	(738,600)

Net deferred tax asset	$152,298	$1,341,386

The Company maintains a valuation allowance with respect to deferred tax assets as a result of the uncertainty of ultimate realization. At December 31, 2004, the Company has net operating loss carryforwards of approximately $7,341,000 expiring in various years through 2024. In addition, the Company has approximately $338,600 of alternative minimum tax credits as of December 31, 2004, which have no expiration date. The Company’s investments in non-U.S. subsidiaries are deemed to be reinvested for an indefinite period of time. The increase in the valuation allowance, which was recorded in the fourth quarter, was made after management determined that the realization of the deferred tax asset was not likely to be realized in the foreseeable future.

Income tax provisions differed from the taxes calculated at the statutory federal tax rate as follows:

	Year Ended December 31:
	2004	2003	2002

Taxes at statutory rate	$(417,228)	$(393,154)	$114,000
State income taxes	(57,434)	(55,504)	16,000
Nondeductible expenses	15,355	20,564	41,000
Increase in deferred tax Valuation allowance	1,715,401	0	0

State credit created in current year	0	0	(22,000)
Foreign taxes and other	30,138	(354,374)	(109,935)

Income tax provision	$1,286,232	$(782,468)	$39,065

8.	Other Income

Other income of $395,489 set forth on the Company’s Consolidated Statement of Operations for the year ended December 31, 2004 includes (i) gains related to a review and determination that various accrued items on the books of the Mexican subsidiaries of the Company (CTI Mexico and Flexo) are not due or payable and (ii) gains based on the settlement of various accounts in consideration of the payment of an amount less than the amount accrued. These settlements primarily relate to CTI Mexico an inactive subsidiary. For the year ending December 31, 2003, the Company had other income of $428,126. This amount includes income derived from the settlement of certain outstanding liabilities due to vendors for less than the amount recorded on the books of the Company.

9.	Other Liabilities

Items identified as Other Liabilities in the Company’s Consolidated Balance Sheet as of December 31, 2004 include (i) loans by officers/shareholders to Flexo Universal totaling $517,000, (ii) capital lease for equipment for $5,000 and (iii) obligations of CTI Mexico, Flexo, and CTF International totaling $779,000 to vendors on deferred payment terms. For the year ending December 31, 2003, items identified as Other Liabilities in the Company’s Consolidated Balance Sheet include (i) deferred gain of the Company in the amount of $175,376 on the sale of a building to Pepper Road, Inc. (a related party, see notes 11 and 13), (ii) loans by officers/shareholders to Flexo Universal totaling $250,000 and bearing interest at 8% (see note 11), (iii) obligation of Flexo Universal to a financial institution in the amount of $83,665 and (iv) obligation of CTI Mexico, Flexo and CTF International totaling $570,000 to vendors on deferred payment plans.

10.	Employee Benefit Plan

The Company has a defined contribution plan for substantially all employees. Profit sharing contributions may be made at the discretion of the Board of Directors. Effective January 1, 2004, the Company amended its defined contribution plan. Under the amended plan the maximum contribution for the Company is 2% of gross wages.

CTI Industries Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

Employer contributions to the plan totaled $57,172 for the year ending December 31, 2004, $54,836 for the year ended December 31, 2003, and $53,680 for the year ended December 31, 2002.

11.	Related Party Transactions

The Company obtains legal services from a law firm in which one shareholder of the law firm is also a director and a shareholder of the Company. Legal fees incurred with this firm were $97,000 for the year ended December 31, 2004 and $107,000 for the year ended 2003 and $102,000 for the year ended 2002. Mr. Merrick also received $48,000 for services performed in 2004.

In 1998, the Company advanced funds totaling $81,352 to officers of the Company. $56,456 of these funds were used to purchase common stock of the Company and is reflected as a contra equity account at December 31, 2002 and 2001. This obligation has been repaid in its entirety.

In February 2003, the Company received $1,630,000 from certain shareholders in exchange for (a) two year 9% subordinated notes, and (b) five year warrants to purchase 163,000 common shares at $4.87 per share. The proceeds were to (i) re-finance the bank loan of CTI Mexico in the amount of $880,000 and (ii) to provide financing for CTI Mexico and Flexo Universal. The value of the warrants was $640,427 calculated using Black-Scholes option pricing formula. The Company applied the debt discount of $459,780 against the subordinated debt. The debt discount was amortized using the effective interest method over the term of the debt.

John H. Schwan , an officer and director of the Company, is President of Packaging Systems, L.L.C. and affiliated companies. The Company made purchases of packaging materials from these entities in the amount of approximately $172,000, $274,000 and $118,000 during the years ended December 31, 2004, 2003 and 2002, respectively. Mr. Schwan also received $24,000 for services performed in 2004.

During 2004 and 2003, John H. Schwan loaned to Flexo Universal the aggregate amount of $86,000 and $225,000 respectively. During 2004 and 2003, Stephen M. Merrick loaned to Flexo Universal the aggregate amount of $181,000 and $25,000, respectively. These advances are reflected in notes and bear interest at the rate of 8% per annum. Payment of these loans have been deferred for more than one year.

At various times during 2003, John H. Schwan loaned an aggregate of $795,204 to the Company in exchange for notes bearing interest at 8% per annum. These notes are subordinated to the bank loan of the Company. Payment of these loans have been deferred for more than one year.

The Company entered into a 10-year lease agreement for office and warehouse facilities in November 1999, requiring monthly payments of $17,404, to Pepper Road, Inc., a company related through common ownership. In 2003, the rent was reduced to $15,500 per month. Approximately 50% of the facility was subleased through March 2002, and after that, the Company assumed the remaining 50% of the facility. In July of 2004, the Company signed a lease with HP Properties LLC for approximately 35,000 square feet of space in Cary, Illinois. In July of 2004, the Company cancelled its lease with Pepper Road, Inc. (See notes 13 and 14)

In July 2001, certain members of Company management were issued warrants to purchase 119,050 shares of the Company’s Common Stock at an exercise price of $1.50 per share in consideration of their facilitating and guaranteeing and securing bank loans to the Company in the amount of $1.4 million and for advancing additional monies to the company that were repaid in 2001. The warrants have a term of five years.

CTI Industries Corporation and Subsidiaries Notes to the Consolidated Financial Statements

12.	Goodwill and Intangible Assets

On January 1, 2002, the Company implemented Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. Under the provisions of SFAS 142, goodwill is no longer subject to amortization over its estimated useful life, but instead will be subject to at least annual assessments for impairment by applying a fair-value based test. SFAS 142 also requires that an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the asset can be sold, licensed, rented or exchanged, regardless of the acquirer’s intent to do so. The Company has no acquired intangible assets other than goodwill.

The gross carrying amount of goodwill as of December 31, 2004 and 2003 is $1,113,108.

13.	Commitments and Contingencies

Operating Leases

The Company entered into a 10-year lease agreement for office and warehouse facilities in November 1999, requiring monthly payments of $17,404, to Pepper Road, Inc., a company related through common ownership. In 2003, the rent was reduced to $15,500 per month. Approximately 50% of the facility was subleased through March 2002, and after that, the Company assumed the remaining 50% of the facility. In August of 2004, the company signed a one year lease with HP Properties LLC for approximately 35,000 square feet of space in Cary, Illinois. In July of 2004, the Company cancelled its lease with Pepper Road, Inc. The Company’s United Kingdom subsidiary also maintains a lease for office and warehouse space which expires in 2019. The Company’s Mexico subsidiary signed a five year lease in January of 2003 to rent 43,000 square feet of space at a cost of approximately $17,000 per month.

The Company leases office equipment under operating leases which expire on various dates through December 2006.

The net lease expense was $401,848, $555,197 and $348,631 for the years ended December 31, 2004, 2003 and 2002, which includes $76,500, $193,615 and $208,844 paid to Pepper Road (a related party) in 2004, 2003 and 2002, respectively.

The future aggregate minimum net lease payments under existing agreements as of December 31, as follows:

	HP Properties, LLC	Other	Total Lease Payments

2005	$118,660	$397,186	$515,846
2006		337,759	337,759
2007		286,728	286,728
2008		51,700	51,700
2009		51,700	51,700
Thereafter		517,000	517,000

Total	$118,660	$1,642,073	$1,760,733

CTI Industries Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

Licenses

The Company has certain merchandising license agreements which are of a one to two year duration that require royalty payments based upon the Company’s net sales of the respective products. The agreements call for guaranteed minimum commitments that are determined on a calendar year basis. Future guaranteed commitments due, as computed on a pro rata basis, as of December 31, are as follows:

2005	$76,664
2006	$66,664

14.	Sale/Leaseback of Building – Related Party

In November 1999, the Company sold its building located next to its headquarters in Barrington, Illinois for a gain of $300,467, and entered into an agreement to lease back the facility. The building was owned by an entity in which officers/shareholders of the Company have a controlling interest. The gain realized on the sale was deferred and was being recognized into income over the 10 year lease term. In July of 2004, this building was sold and the remaining deferred gain of $160,000 was fully recognized.

15.	Stock Options and Warrants

Under the Company’s 1997 Stock Option Plan (effective July 1, 1997), a total of 119,050 shares of Common Stock are reserved for issuance under the Stock Option Plan. Options to purchase 98,416 shares of Common Stock have been granted as of October 31, 1998, and remain outstanding at December 31, 2004. The options are exercisable immediately upon grant and have a term of ten years. The Plan provides for the award of options, which may either be incentive stock options (“ISOs”) within the meaning of Section 422A of the Internal Revenue Code of 1986, as amended (the “Code”) or non-qualified options (“NQOs”) which are not subject to special tax treatment under the Code. The Plan is administered by the Board or a committee appointed by the Board (the “Administrator”). Officers, directors, and employees of, and consultants to, the Company or any parent or subsidiary corporation selected by the Administrator are eligible to receive options under the Plan. Subject to certain restrictions, the Administrator is authorized to designate the number of shares to be covered by each award, the terms of the award, the date on which and the rates at which options or other awards may be exercised, the method of payment and other terms.

On March 19, 1999, the Board of Directors approved for adoption, effective May 6, 1999, the 1999 Stock Option Plan (“Plan”). The Plan authorizes the grant of options to purchase up to an aggregate of 158,733 shares of the Company’s Common Stock. As of December 31, 2004, 148,219 options had been granted under the 1999 Stock Option Plan. The options were exercisable immediately upon grant, and have a term of ten years.

On April 12, 2001, the Board of Directors approved for adoption, effective December 27, 2001, the 2001 Stock Option Plan (“Plan”). The Plan authorizes the grant of options to purchase up to an aggregate of 158,733 shares of the Company’s Common Stock. As of December 31, 2004, 112,503 options had been granted under the 2001 Stock Option Plan. The options were exercisable immediately upon grant and have a term of ten years.

On April 24, 2002, the Board of Directors approved for adoption, effective October 12, 2002, the 2002 Stock Option Plan (“Plan”). The Plan authorizes the grant of options to purchase up to an aggregate of 142,860 shares of the Company’s Common Stock. As of December 31, 2004, 65,930 options had been granted under the 2002 Stock Option Plan. The options were exercisable immediately upon grant and have a term of ten years.

The exercise price for ISOs cannot be less than the fair market value of the stock subject to the option on the grant date (110% of such fair market value in the case of ISOs granted to a stockholder who owns more than 10% of the Company’s Common Stock). The exercise price of a NQO shall be fixed by the Administrator (Board of Directors or other designated person) at whatever price the Administrator may determine in good faith. Unless the Administrator determines otherwise, options generally have a

CTI Industries Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

10-year term (or five years in the case of ISOs granted to a participant owning more than 10% of the total voting power of the Company’s capital stock). Unless the Administrator provides otherwise, options terminate upon the termination of a participant’s employment, except that the participant may exercise an option to the extent it was exercisable on the date of termination for a period of time after termination.

In September 1998, the Company issued an option to purchase 11,905 shares of the Company’s Common Stock at an exercise price of $2.10 per share to Thornhill Capital LLC in consideration for services. The option has a term of 10 years. In September 1999, warrants to purchase 19,079 shares of the Company’s Common Stock at an exercise price of $9.36 per share were cancelled and reissued at an exercise price of $1.42 per share. In April 2002, the Company issued an option to purchase 11,905 shares of the Company’s Common Stock at an exercise price of $2.10 per share to Thornhill Capital in consideration of services.

In November 1999, warrants issued in 1997 to purchase up to 76,389 shares of the Company’s Common Stock for $9.36 were cancelled. New warrants to purchase up to 423,579 shares of the Company’s Common Stock at $1.688 were issued. The new warrants had a term of 3 years and were exercised in 2002.

In July 2001, certain members of Company management were issued warrants to purchase 119,050 shares of the Company’s Common Stock at an exercise price of $1.50 per share in consideration of their facilitating and guaranteeing and securing bank loans to the Company in the amount of $1.4 million and for advancing additional monies to the Company that were repaid in 2001. The warrants have a term of five years.

The following is a summary of the activity in the Company’s stock option plans and other options and warrants issued, as restated for the stock dividend, for the years ended December 31, 2004, December 31, 2003 and December 31, 2002.

	Dec. 31, 2004	Weighted Avg. Exercise Price	Dec. 31, 2003	Weighted Avg. Exercise Price	Dec. 31, 2002	Weighted Avg. Exercise Price

Outstanding and exercisable, beginning of period	725,597	$2.58	572,862	$2.58	1,094,739	$2.04
Granted	0		170,000	2.22	79,764	2.22
Exercised	0		(8,336)	1.54	(601,245)	1.54
Cancelled	(38,125)	1.81	(8,929)	6.51	(396)	6.51

Outstanding and exercisable at the end of period	687,472	$3.33	725,597	$2.58	572,862	$2.58

At December 31, 2004, available options to grant were 79,707.

Significant option and warrant groups outstanding at December 31, 2004 and related weighted average price and remaining life information are as follows:

Grant Date	Outstanding	Exercisable	Exercise Price	Remaining Life (Years)

September 1997	5,953	5,953	$6.28	2
September 1998	92,463	92,463	$6.51	3
September 1998	11,905	11,905	$2.10	3
March 2000	83,930	83,930	$1.95	5
March 2000	47,620	47,620	$1.95	5
July 2001	119,050	119,050	$1.50	1
December 2001	88,692	88,692	$1.47	6
April 2002	11,905	11,905	$2.10	7
December 2002	55,954	55,954	$2.36	7
February 2003	163,000	163,000	$4.87	3
December 2003	7,000	7,000	$2.26	9

	687,472	687,472

The aggregate number of warrants outstanding at December 31, 2004 was 282,050. F-17

CTI Industries Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

There were no options issued in 2004. The weighted average fair value of options granted during the years ending December 31, 2003 and December 31, 2002 was $2.26 and $1.92 per share, respectively.

Stock Dividend and Class B Common Stock Conversion

On December 27, 2002, the Company distributed 304,218 shares of common stock in connection with a 19.05% dividend. As a result of the stock dividend, common stock was increased by $1,280,758 and accumulated deficit was increased by $1,280,758.

In July 1997, the Company effected a recapitalization (the “Recapitalization”) without a formal reorganization. As part of the Recapitalization, the Board of Directors approved the creation of Class B Common Stock, approved a 1 for 2.6 reverse stock split on both the Common Stock and Preferred Stock, and negotiated a conversion of all then outstanding shares of the Company’s Convertible Preferred Stock into an aggregate of 366,300 shares of Class B Common Stock. The conversion was effective upon the closing of an initial public offering of 575,000 shares of the Company’s Common Stock on November 5, 1997. The shares of Class B Common Stock contained rights identical to shares of Common Stock, except that shares of Class B Common Stock, voting separately as a class, had the right to elect four of the Company’s seven directors. Shares of Common Stock and Class B Common Stock, voting together as a class, vote on all other matters, including the election of the remaining directors. The recapitalization, initial public offering and related transactions were approved by written consent of the shareholders. On July 1, 2002, all outstanding shares of Class B Common Stock, by their terms, were converted to common stock.

16.	Earnings Per Share

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

CTI Industries Corporation and Subsidiaries Notes to the Consolidated Financial Statements Earnings per share for the years ended December 31, 2004, December 31, 2003 and December 31, 2002:

	Year Ended December 31, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002

BASIC
Average shares outstanding:
Weighted average shares Outstanding during period	1,930,976	1,918,260	1,688,384

Earnings:
Net (loss) income	$(2,479,374)	$(566,047)	$302,512

Amount for per share Computation	$(2,479,374)	$(566,047)	$302,512

Net (loss) earnings applicable to Common shares	$(1.28)	$(0.30)	$0.18

DILUTED
Average shares outstanding:
Weighted average shares Outstanding	1,930,976	1,918,260	1,688,384
Common stock equivalents (options/warrants)	0	0	196,021

Weighted average shares Outstanding during period	1,930,976	1,918,260	1,884,405

Earnings:
Net (loss) income	$(2,479,374)	$(566,047)	$302,512

Amount for per share Computation	$(2,479,374)	$(566,047)	$302,512

Net (loss) earnings applicable to Common shares	$(1.28)	$(0.30)	$0.16

17.	Geographic Segment Data

The Company’s operations consist of a business segment which designs, manufactures, and distributes balloon products. Transfers between geographic areas were primarily at cost. The Company’s subsidiaries have assets consisting primarily of trade accounts receivable, inventory and machinery and equipment. Sales and selected financial information by geographic area for the periods ended December 31, 2002, December 31, 2003 and December 31,2004 are as follows:

	United States	United Kingdom	Mexico	Eliminations	Consolidated

Year ended 12/31/04
Net sales	$32,854,580	$2,664,465	$4,889,577	$(3,215,513)	$37,193,109
Operating (loss) income	(214,427)	121,016	(426,946)	(47,838)	(568,195)
Net (loss) income	(2,594,627)	223,018	(58,864)	(48,901)	(2,479,374)
Total Assets	$24,071,875	$1,989,006	$5,318,625	$(3,491,943)	$27,887,563

Year ended 12/31/03
Net sales	$32,686,979	$2,415,028	$4,003,217	$(2,845,586)	$36,259,638
Operating (loss) income	(246,299)	190,521	(527,767)	(95,676)	(679,221)
Net income	(883,369)	163,218	249,297	(95,193)	(566,047)
Total Assets	$27,602,666	$1,412,352	$5,475,850	$(4,220,686)	$30,270,182

Year ended 12/31/02
Net sales	$37,418,425	$1,965,736	$5,235,119	$(3,382,804)	$41,236,476
Operating income (loss)	1,259,905	68,535	212,174	(95,674)	1,444,940
Net income (loss)	451,582	40,065	(99,724)	(89,411)	302,512
Total Assets	$26,311,194	$979,959	$4,982,751	$(2,002,046)	$30,271,858
F-19

CTI Industries Corporation and Subsidiaries Notes to the Consolidated Financial Statements

18.	Litigation

On September 5, 2003, Airgas Inc., Airgas-Southwest, Inc., Airgas-South, Inc. and Airgas-East, Inc. filed a joint action against CTI Industries Corporation for claimed breach of contract in the Circuit Court of Lake County, Illinois claiming as damages the aggregate amount of $162,242. The Company has filed an answer denying the material claims of the complaint, affirmative defenses and a counterclaim. In the action, the plaintiffs claim that CTI Industries Corporation owes them certain sums for (i) helium sold and delivered, (ii) rental charges with respect to helium tanks and (iii) replacement charges for tanks claimed to have been lost. On November 2, 2004, this matter was settled. The amount agreed to be paid by the Company in settlement totaled $100,000. The first payment of $50,000 was paid on November 15, 2004. The balance of $50,000 is payable in five consecutive $10,000 monthly installments, commencing December 30, 2004. The amount was fully accrued for by the Company as of December 31, 2004.

 On June 4, 2004, Spar Group, Inc. initiated an arbitration proceeding in New York City against the Company. In the proceeding, Spar Group claimed that there was due from the Company to Spar Group a sum for services rendered in the amount of $180,043, plus interest. Spar Group claimed to have rendered services to the Company in various Eckerd stores with respect to the display and ordering of metalized and latex balloons for sale in those stores. The Company filed an answer denying liability with respect to the claim and asserted a counterclaim for damages against Spar Group for breach of its agreement to provide such services. On January 13, 2005, this matter was settled. The amount agreed to be paid by the Company in settlement totaled $100,000. The first payment of $30,000 was paid on February 1, 2005. The balance of $70,000 is payable in seven consecutive $10,000 monthly installments, commencing March 1, 2005. The amount was fully accrued for by the Company as of December 31, 2004.

In addition, the Company is also party to certain lawsuits arising in the normal course of business. The ultimate outcome of these matters is unknown, but in the opinion of management, the settlement of these matters is not expected to have a significant effect on the future financial position or results of operations of the Company.

19.	Quarterly Financial Data (Unaudited):

	Quarter Ended,				Year Ending December 31, 2004
	3/31/04	6/30/04	9/30/04	12/31/04(1)

Net sales	$10,893,984	$9,591,785	$8,125,521	$8,581,819	$37,193,109

Gross profit	$2,147,370	$2,032,028	$1,669,778	$502,944	$6,352,120

Net income (loss)	$371,901	$(135,681)	$(150,370)	$(2,565,224)	$(2,479,374)

Earnings (loss) per common share
Basic	$0.19	$(0.07)	$(0.08)	$(1.31)	$(1.28)
Diluted	$0.18	$(0.07)	$(0.08)	$(1.31)	$(1.28)
F-20

	Quarter Ended,				Year Ending December 31, 2003
	3/31/03	6/30/03	9/30/03	12/31/03

Net sales	$10,162,495	$8,661,939	$8,428,784	$9,006,420	$36,259,638

Gross profit	$1,937,053	$1,906,029	$1,775,387	$1,014,719	$6,633,188

Net income (loss)	$(689,788)	$133,178	$128,740	$(138,177)	$(566,047)

Earnings (loss) per common share
Basic	$(0.36)	$0.07	$0.07	$(0.07)	$(0.30)
Diluted	$(0.36)	$0.06	$0.06	$(0.07)	$(0.30)

	Quarter Ended,				Year Ending December 31, 2002
	3/31/02	6/30/02	9/30/02	12/31/02

Net sales	$9,738,097	$10,905,748	$10,873,147	$9,719,484	$41,236,476

Gross profit	$2,554,252	$2,606,231	$2,685,187	$1,046,691	$8,892,361

Net income (loss)	$370,431	$133,526	$386,958	$(588,403)	$302,512

Earnings (loss) per common share
Basic	$0.33	$0.11	$0.25	$(0.35)	$0.18
Diluted	$0.30	$0.09	$0.22	$(0.35)	$0.16

(1)

Cost of sales were higher, as a percentage of net sales in the fourth quarter of 2004 than in prior quarters of 2004, resulting in lower gross profit than in those prior quarters by reason of the facts that: (i) sales of storage bags continued to decline resulting in a shift in product mix to lower margin products, (ii) higher costs of production in prior quarters resulted in higher unit costs for metalized balloons sold during the fourth quarter and (iii) there were discounted and low margin sales of balloon products in the fourth quarter.

The amount of the income tax expense recognized by the Company in 2004 reflects adjustments in deferred tax assets and other items arising from the operating results of the Company for the year. This increase, which was recorded during the fourth quarter, was made after management determined, based on fourth quarter activity, that the realization of the deferred tax asset was not likely in the foreseeable future. Fourth quarter activity affecting this determination included lower than anticipated sales in the storage bag product line and lower margin sales of novelty products, as described above.
F-21

Schedule II

Valuation and qualifying accounts:

The following is a summary of the allowance for doubtful accounts related to accounts receivable for the years ended December 31:

	2004	2003	2002	2001

Balance at beginning of year	$316,047	$391,406	$375,755	$312,572
Charged to expenses	$288,562	$145,000	$120,000	$90,000
Uncollectible accounts written off	($200,539)	($220,359)	($104,349)	($26,817)

Balance at end of year	$404,070	$316,047	$391,406	$375,755

The following is a summary of the allowance for obsolete inventory for the years ended December 31:

	2004	2003	2002	2001

Balance at beginning of year	$492,157	$392,142	$303,100	$251,723
Charged to expenses	$60,000	$210,000	$180,000	$150,000
Obsolete inventory written off	($365,444)	($109,985)	($90,958)	($98,624)

Balance at end of year	$186,713	$492,157	$392,142	$303,099

The following is a summary of property and equipment and the related accounts of accumulated depreciation for the years ended December 31:

	2004	2003	2002	2001

Cost Basis
Balance at beginning of year	$27,023,245	$25,881,777	$21,700,060	$20,516,030
Additions	$305,547	$2,007,104	$4,708,550	$1,184,030
Disposals	($1,103,830)	($865,636)	($526,833)

Balance at end of year	$26,224,962	$27,023,245	$25,881,777	$21,700,060

Accumulated depreciation
Balance at beginning of year	$14,815,596	$14,166,764	$13,000,561	$11,342,792
Depreciation	$1,651,322	$1,514,468	$1,498,967	$1,657,769
Disposals	($830,467)	($865,636)	($332,764)

Balance at end of year	$15,636,451	$14,815,596	$14,166,764	$13,000,561

Property and equipment, net	$10,588,511	$12,207,649	$11,715,013	$8,699,499

The following is a summary of costs in excess of fair value of net assets acquired and the related accumulated amortization for the years ended December 31:

	2004	2003	2002	2001

Cost Basis
Balance at beginning and end of year	$1,299,954	$1,299,954	$1,299,954	$1,299,954

Accumulated amortization
Balance at beginning of year	$186,846	$186,846	$186,846	$100,182
Amortization	$0	$0	$0	$86,664

Balance at end of year	$186,846	$186,846	$186,846	$186,846

Cost in excess of fair value of net assets acquired	$1,113,108	$1,113,108	$1,113,108	$1,113,108

F-22