Form 10-Q
period 2005-03-31
CTI INDUSTRIES CORP
filed 2005-05-20
CIK 1042187

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

Commission File No. 000-23115

CTI INDUSTRIES CORPORATION

(Exact name of registrant as specified in its charter)

Illinois	36-2848943
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

22160 North Pepper Road, Barrington, Illinois 60010
(Address of principal executive offices) (Zip Code)

(847) 382-1000
(Registrant’s telephone number, including area code)

Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and has been subject to such filing requirements for the past 90 days.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

COMMON STOCK, no par value, 1,954,100 outstanding Shares, as of May 17, 2005.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

The following consolidated financial statements of the Registrant are attached to this Form 10-Q:

1. Interim Balance Sheet as at March 31, 2005 (unaudited) and December 31, 2004;

2. Interim Statements of Operations (unaudited) for the three months ended March 31, 2005 and March 31, 2004;

3. Interim Statements of Cash Flows (unaudited) for the three months ended March 31, 2005 and March 31, 2004;

4. Notes to Consolidated Financial Statements.

The Financial Statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of results for the periods presented.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Results of Operations

Net Sales. For the quarter ended March 31, 2005, net sales were $9,103,000 compared to net sales of $10,894,000 for the three months ended March 31, 2004, a decrease of 16.4%. For the quarters ended March 31, 2005 and 2004, net revenues by product category were as follows:

	For the Three Months Period Ended
	March 31, 2005	March 31, 2004

Laminated and Printed Films	$3,675,000	$3,674,000
Metalized Balloons	3,739,000	4,931,000
Latex Balloons	1,333,000	1,685,000
Other	356,000	604,000

During the quarter ended March 31, 2005, sales of laminated and printed films represented 40.4% of net sales, metalized balloons 41.1% of net sales and latex balloons 14.6% of net sales. Other sales, consisting primarily of helium products and accessories, represented 3.9% of net sales. For the same period of the prior year, laminated and printed films represented 33.7% of net sales, metalized balloons 45.3%, latex balloons 15.5% and other sales 5.5%.

The decrease in sales of metalized balloons in the first quarter is attributable in part to a reduction in sales to Hallmark Cards in the first quarter of 2005 compared to the first quarter of 2004 and also to a decline in sales to the Eckerd Drug Store Chain. In the latter part of 2004, the Eckerd Drug Store Chain was sold to two different companies each of which is taking over management of approximately half of the stores. One of the new owners discontinued the balloon program. The supply, distribution and license arrangement among CTI and Hallmark expired and terminated on March 31, 2005. The Company does not anticipate substantial sales of metalized balloons to Hallmark after March 31, 2005. The Company has an eighteen month sell-off period and believes it can sell the remaining inventory in its entirety.

During the first quarter of 2005, there were three customers whose purchases represented more than 10% of the Company’s net sales: (i) one customer of packaging film products whose purchases totaled $2,396,000 or 26.3% of net sales for the quarter, (ii) a customer of metalized balloons whose purchases totaled $1,150,000 or 12.6% of net sales, for the quarter and (iii) a customer of other laminated products whose purchases totaled $938,000 or 10.3% of net sales. In 2004, net sales to the same customers were $1,978,000 or 18.2% of net sales, $1,142,000 or 10.5% of net sales and $1,245,000 or 11.4% of net sales, respectively.

Cost of Sales. For the quarter ended March 31, 2005, cost of sales decreased to 79.4% of net sales as compared to 80.3% of net sales in the three month period ended March 31, 2004. This decrease was primarily the result of a decrease in production costs in the United States operation. Direct labor in the U.S. operations for the first quarter of 2005 was $525,000 compared to direct labor in the first quarter of 2005 of $1,024,000. Production overhead in the U.S. operations for the first quarter of 2005 was $1,205,000 compared to $1,716,000 for the first quarter of 2004. The cost of sales for the foreign subsidiaries was consistent period to period.

General and Administrative. For the quarter ended March 31, 2005, administrative expenses were $1,019,000, or 11.2% of net sales as compared to $989,000, or 9.1% of net sales for the three month period ended March 31, 2004. This increase was related to increases in legal and consulting expenses.

Selling. For the fiscal quarter ended March 31, 2005, selling expenses were $304,000, or 3.3% of net sales, as compared to $390,000, or 3.6% of net sales for the three month period ended March 31, 2004. The decline in selling costs is due to reductions in royalty expense, personnel expense and travel expense.

Advertising and Marketing. For the fiscal quarter ended March 31, 2005, advertising and marketing expenses were $224,000, or 2.5% of net sales as compared to $393,000, or 3.6% of net sales in the three month period ended March 31, 2004. The decreases in expenses in this category for the first quarter were, principally, a reduction in service fees, personnel costs, trade show expenses and artwork and plates.

Other Income  (Expense).  Interest expense for the first quarter of 2005 was $305,000 compared to interest expense of $331,000 for the first quarter of 2004. In the first quarter of 2004, the Company had “other” items of income totaling $487,000, primarily relating to a review and determination that various accrued items on the books of the Mexican subsidiaries of the Company, CTI Mexico, S.A. de C.V. and Flexo Universal, S.A. de C.V., were not due or payable, substantially all of which were non-reoccurring items.

Income Taxes.   For the quarter ending March 31, 2005, the Company has an income tax benefit of $4,000 compared to an income tax expense of $233,000 in the first quarter of 2004. The benefit arises from taxable losses incurred in certain subsidiaries.

Net Income or Loss. For the fiscal quarter ended March 31, 2005, the Company had net income of $84,000, compared to net income of $372,000 for the first quarter of 2004. Income from operations in the first quarter of 2005 was $360,000 compared to income from operations of $375,000 for the first quarter of 2005.

Liquidity and Capital Resources

Cash Flow Items. The Company generated cash flow from operations during the three months ended March 31, 2005 of $1,668,000, compared to cash used in operations during the first quarter of 2004 of $1,240,000.

Significant changes in working capital items during the first quarter of 2005 consisted of (i) a decrease in inventory of $974,000, due to an effort to decrease its investment in inventory and to minimize its distribution cost (ii) a decrease in receivables of $448,000, due primarily to the reduction in sales and (iii) a decrease in accounts payable and accrued expenses of $534,000.

Investment Activities. During the three months ended March 31, 2005, cash used in investing activities was $129,000, compared to $262,000 in the first quarter of 2004. The cash used in investing activities in the first quarter of 2004 was used for the purchase or improvement of machinery and equipment.

Financing Activities. For the three months ended March 31, 2005, cash used in financing activities was $1,695,000. The use of cash was for payments on the revolving line of credit of the Company of $1,160,000 and for repayment of long-term debt of $521,000. Cash flow provided by financing activities during the first quarter of 2004 was $1,421,000.

At March 31, 2005, the Company had a cash balance of $374,000. The Company’s current cash management strategy includes maintaining minimal cash balances and utilizing the Company’s revolving line of credit for liquidity. At March 31, 2005, the Company had a working capital deficit of $2,271,000 compared to a working capital deficit of $2,790,000 at December 31, 2004. The decrease in the working capital deficit is attributable principally to the fact that it paid down its line of credit and trade payables; this was partially offset by a reduction in its inventory and accounts receivable. The Company believes that existing capital resources and cash generated from operations will be sufficient to meet the Company’s requirements for at least the next 12 months.

Seasonality

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

Critical Accounting Policies

A summary of our critical accounting policies and estimates is presented on pages 25 and 26 of our 2004 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.

Safe Harbor Provision of the Private Securities Litigation Act of 1995 and Forward Looking Statements.

The Company operates in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. The market for metalized and latex balloon products is generally characterized by intense competition, frequent new product introductions and changes in customer tastes which can render existing products unmarketable. The statements contained in Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operation) that are not historical facts may be forward-looking statements (as such term is defined in the rules promulgated pursuant to the Securities Exchange Act of 1934) that are subject to a variety of risks and uncertainties more fully described in the Company’s filings with the Securities and Exchange Commission. The forward-looking statements are based on the beliefs of the Company’s management, as well as assumptions made by, and information currently available to the Company’s management. Accordingly, these statements are subject to significant risks, uncertainties and contingencies which could cause the Company’s actual growth, results, performance and business prospects and opportunities in 2005 and beyond to differ materially from those expressed in, or implied by, any such forward-looking statements. Wherever possible, words such as “anticipate,” “plan,” “expect,” “believe,” “estimate,” and similar expressions have been used to identify these forward-looking statements, but are not the exclusive means of identifying such statements. These risks, uncertainties and contingencies include, but are not limited to, competition from, among others, national and regional balloon, packaging and custom film product manufacturers and sellers that have greater financial, technical and marketing resources and distribution capabilities than the Company, the availability of sufficient capital, the maturation and success of the Company’s strategy to develop, market and sell its products, risks inherent in conducting international business, risks associated with securing licenses, changes in the Company’s product mix and pricing, the effectiveness of the Company’s efforts to control operating expenses, general economic and business conditions affecting the Company and its customers in the United States and other countries in which the Company sells and anticipates selling its products and services and the Company’s ability to (i) adjust to changes in technology, customer preferences, enhanced competition and new competitors; (ii) protect its intellectual property rights from infringement or misappropriation; (iii) maintain or enhance its relationships with other businesses and vendors; and (iv) attract and retain key employees. There can be no assurance that the Company will be able to identify, develop, market, sell or support new products successfully, that any such new products will gain market acceptance, or that the Company will be able to respond effectively to changes in customer preferences. There can be no assurance that the Company will not encounter technical or other difficulties that could delay introduction of new or updated products in the future. If the Company is unable to introduce new products and respond to industry changes or customer preferences on a timely basis, its business could be materially adversely affected. The Company is not obligated to update or revise these forward-looking statements to reflect new events or circumstances.

Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk

The Company is exposed to various market risks, primarily foreign currency risks and interest rate risks.

The Company’s earnings are affected by changes in interest rates as a result of variable rate indebtedness. If market interest rates for our variable rate indebtedness average 1% more than the interest rate actually paid for the first quarter ending March 31, 2005 and 2004, our interest rate expense would have increased, and income after income taxes would have decreased by $12,268 and $14,055 for these quarters, respectively. These amounts are determined by considering the impact of the hypothetical interest rates on our borrowings. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to reduce our exposure to such change. However, due to the uncertainty of the specific actions we would take and their possible effects, the sensitivity analysis assumes no change in our financial structure.

The Company’s earnings and cash flows are subject to fluctuations due to changes in foreign currency rates, particularly the Mexican peso and the British pound, as the Company produces and sells products in Mexico for sale in the United States and other countries and the Company’s UK subsidiary purchases balloon products from the Company in dollars. Also, the Mexican subsidiary purchases goods from external sources in U.S. dollars and is affected by currency fluctuations in those transactions. Substantially all of the Company’s purchases and sales of goods for its operations in the United States are done in U.S. dollars. However, the Company’s level of sales in other countries may be affected by currency fluctuations. As a result, exchange rate fluctuations may have an effect on sales and gross margins. Accounting practices require that the Company’s results from operations be converted to U.S. dollars for reporting purposes. Consequently, the reported earnings of the Company in future periods may be affected by fluctuations in currency exchange rates, generally increasing with a weaker U.S. dollar and decreasing with a strengthening U.S. dollar. To date, we have not entered into any transactions to hedge against currency fluctuation results.

We have performed a sensitivity analysis as of March 31, 2005 that measures the change in the results of our foreign operations arising from a hypothetical 10% adverse movement in the exchange rate of all of the currencies the Company presently has operations in. Using the results of operations for the first quarter of 2005 and 2004 for the Company’s foreign operations as a basis for comparison, an adverse movement of 10% would create a potential reduction in the

Company’s net income, or increase its net loss, before taxes, in the amount of, for each of those quarters $19,330 and $57,733 respectively.

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

Item 6. Exhibits

Exhibits*

Exhibit No.	Description

3.1	Third Restated Certificate of Incorporation of CTI Industries Corporation (incorporated by reference to Exhibit A contained in Registrant’s Schedule 14A Definitive Proxy Statement for solicitation of written consent of shareholders, as filed with Commission on October 25, 1999)

3.2	By-laws of CTI Industries Corporation (incorporated by reference to Exhibits, contained in Registrant’s Form SB-2 Registration Statement (File No. 333-31969) effective November 5, 1997)
8

11	Statement: Computation of Per Share Earnings (incorporated by reference to Note 16 of consolidated financial statements).

31.1	Sarbanes-Oxley Act Section 302 Certifications for Howard W. Schwan

31.2	Sarbanes-Oxley Act Section 302 Certification for Stephen M. Merrick

32.1	Sarbanes-Oxley Act Section 906 Certification for Howard W. Schwan, Chief Executive Officer

32.2	Sarbanes-Oxley Act Section 906 Certification for Stephen M. Merrick, Chief Financial Officer

* Also incorporated by reference the Exhibits filed as part of the SB-2 Registration Statement of the Registrant, effective November 5, 1997, and subsequent periodic filings.
9

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 20, 2005	CTI INDUSTRIES CORPORATION

	By:	/s/Howard W. Schwan, President

Howard W. Schwan, President

	By:	/s/ Stephen M. Merrick

Stephen M. Merrick
Executive Vice President and
Chief Financial Officer
10

CTI Industries Corporation and Subsidiaries Consolidated Balance Sheets

	March 31, 2005	December 31, 2004

ASSETS	(Unaudited)	(Audited)

Current assets:
Cash	$373,627	$526,470
Accounts receivable, (less allowance for doubtful accounts of $ 350,000 and $404,070 respectively)	5,654,705	6,123,137
Inventories	7,329,794	8,348,494
Prepaid expenses and other current assets	598,559	646,805

Total current assets	13,956,685	15,644,906

Property, plant and equipment:
Machinery and equipment	18,527,417	18,451,428
Building	2,614,271	2,614,271
Office furniture and equipment	1,927,434	1,926,371
Land	250,000	250,000
Leasehold improvements	643,499	640,428
Fixtures and equipment at customer locations	2,330,483	2,286,814
Projects under construction	60,918	55,650

	26,354,022	26,224,962
Less : accumulated depreciation and amortization	(16,038,488)	(15,636,451)

Total property, plant and equipment, net	10,315,534	10,588,511

Other assets:
Deferred financing costs, net	108,649	120,375
Goodwill	1,113,108	1,113,108
Net deferred income tax asset	156,777	152,298
Other assets	92,910	245,376

Total other assets	1,471,444	1,631,157

TOTAL ASSETS	$25,743,663	$27,864,574

See accompanying notes to condensed consolidated unaudited statements

LIABILITIES AND STOCKHOLDERS’ EQUITY

Checks written in excess of bank balance	$467,616	$513,417
Trade payables	5,990,148	6,147,969
Line of credit	5,201,897	6,401,225
Notes payable - current portion (related party $60,000 and $60,000)	3,133,332	3,560,669
Accrued liabilities	1,434,829	1,811,775

Total current liabilities	16,227,822	18,435,055

Long-term liabilities:
Other liabilities (related parties $517,000 and $517,000)	1,394,917	1,348,374
Notes payable	2,850,030	2,864,129
Notes payable - officers	2,240,024	2,255,616

Total long-term liabilities	6,484,971	6,468,119

Minority interest	11,197	10,230

Commitments and contingency

Stockholders’ equity:
Preferred Stock - no par value, 2,000,000 shares authorized, 0 shares issued and outstanding
Common stock - no par value, 5,000,000 shares authorized, 2,185,896 and 2,185,896 shares issued, 1,954,100 and 1,954,100 shares outstanding, respectively	3,764,020	3,764,020
Class B Common stock - no par value, 500,000 shares authorized, 0 shares issued and outstanding	—	—
Paid-in-capital	5,615,411	5,615,411
Warrants issued in connection with subordinated debt and bank debt	595,174	595,174
Accumulated deficit	(5,922,950)	(6,007,437)
Accumulated other comprehensive loss	(92,868)	(76,884)
Less:
Treasury stock - 231,796 shares	(939,114)	(939,114)

Total stockholders’ equity	3,019,673	2,951,170

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$25,743,663	$27,864,574

See accompanying notes to condensed consolidated unaudited statements

CTI Industries Corporation and Subsidiaries Consolidated Statements of Operations (unaudited)

	Quarter Ended March 31,

	2005	2004

Net Sales	$9,103,327	$10,893,984

Cost of Sales	7,229,334	8,746,614

Gross profit	1,873,993	2,147,370

Operating expenses:
General and administrative	1,019,004	988,513
Selling	304,281	390,556
Advertising and marketing	223,996	393,484

Total operating expenses	1,547,281	1,772,553

Income from operations	326,712	374,817

Other (expense) income:
Interest expense	(305,380)	(331,136)
Foreign currency gain	58,580	76,756
Other	0	486,896

Total other (expense) income	(246,800)	232,516

Income before income taxes and minority interest	79,912	607,333

Income tax (benefit) expense	(4,479)	233,456

Income before minority interest	84,391	373,877

Minority interest in (loss) income of subsidiary	(95)	1,976

Net income	$84,486	$371,901

Basic income per common share	$0.04	$0.19

Diluted income per common share	$0.04	$0.18

Weighted average number of shares and equivalent shares of common stock outstanding:
Basic	1,954,100	1,918,420

Diluted	1,970,360	2,044,501

See accompanying notes to condensed consolidated unaudited statements

CTI Industries Corporation and Subsidiaries Consolidated Statements of Cash Flows (unaudited)

	For the three Months Ended March 31,

	2005	2004

Cash flows from operating activities:
Net income	$84,486	$371,901
Adjustment to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	402,037	509,280
Deferred gain on sale/leaseback	0	(7,512)
Amortization of debt discount	19,740	62,873
Minority interest in (loss) income of subsidiary	(95)	967
Provision for losses on accounts receivable	20,000	50,000
Provision for losses on inventories	45,000	50,000
Deferred income taxes	(4,479)	233,456
Change in assets and liabilities:
Accounts receivable	448,432	(1,753,866)
Inventories	973,700	39,642
Current and other assets	212,439	(139,917)
Trade payables, accrued and other liabilities	(533,706)	(657,064)

Net cash provided by (used in) operating activities	1,667,554	(1,240,240)

Cash flow from investing activity:

Purchases of property, plant and equipment	(129,060)	(261,510)

Net cash used in investing activity	(129,060)	(261,510)

Cash flows from financing activities:
Checks written in excess of bank balance	(45,800)	188,595
Net change in revolving line of credit	(1,199,328)	2,235,473
Proceeds from issuance of long-term debt	50,936	0
Repayment of long-term debt (related party $15,000 and $15,000)	(481,161)	(1,003,442)

Net cash (used in) provided by financing activities	(1,675,353)	1,420,626

Effect of exchange rate changes on cash	(15,984)	82,571

Net (decrease) increase in cash	(152,843)	1,447

Cash at beginning of period	526,470	329,742

Cash at end of period	$373,627	$331,189

See accompanying notes to condensed consolidated unaudited statements

CTI Industries Corporation and Subsidiaries Consolidated Earnings per Share (unaudited)

	Quarter Ended March 31,

	2005	2004

Basic
Weighted average number of shares of common stock outstanding during the period	1,954,100	1,918,420

Net income	$84,486	$371,901

Amount for per share computation	$84,486	$371,901

Per share amount	$0.04	$0.19

Diluted
Weighted average number of shares of common stock outstanding during the period	1,954,100	1,918,420
Net additional shares assuming stock options and warrants exercised and proceeds used to purchase treasury stock	16,260	126,081

Weighted average number of shares and equivalent shares of common stock outstanding during the period	1,970,360	2,044,501

Net income	$84,486	$371,901

Per share amount	$0.04	$0.18

See accompanying notes to condensed consolidated unaudited statements

CTI Industries Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 - Basis of Presentation

The accompanying financial statements are unaudited but in the opinion of management contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the financial position and the results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2004.

Principles of consolidation and nature of operations:

The consolidated financial statements include the accounts of (“CTI-US”) and its wholly-owned subsidiaries, CTI Balloons Limited and CTF International S.A. de C.V., as well as its majority-owned subsidiaries CTI Mexico S.A. de C.V., and Flexo Universal, S.A. de C.V. (the “Company”). All significant intercompany transactions and accounts have been eliminated in consolidation. The Company (i) designs, manufactures and distributes balloon products throughout the world and (ii) operates systems for the production, lamination, coating and printing of films used for food packaging and other commercial uses and for conversion of films to flexible packaging containers and other products.

Use of estimates:

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the amounts reported of the assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the reporting period in the financial statements and accompanying notes. Actual results may differ from those estimates, The company’s significant estimates include reserves for doubtful accounts, reserves for the lower of cost or market of inventory and recovery value of goodwill.

Stock-Based Compensation

At March 31, 2005, the Company had four stock-based compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. The Company recognizes compensation cost for stock-based compensation awards equal to the difference between the quoted market price of the stock at the date of grant or award and the price to be paid by the employee upon exercise in accordance with the provisions of APB No. 25. Based upon the terms of Company’s current stock option plans, the stock price on the date of grant and price paid upon exercise are the same. Accordingly, no stock-based employee compensation cost has been recognized, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. No stock options were granted during the three months ended March 31, 2005 or 2004. The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”, an amendment of SFAS Statement no. 123 (“SFAS N0. 148”). The following table illustrates the effect on net income and earnings per share had compensation cost for all of the stock-based compensation plans been determined based on the grant date fair value of awards.

	Quarter Ending 31,
	2005	2004

Net Income:

Reported	$84,486	371,901

Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	0	0

Pro forma net income	84,486	371,901

Net income per share:

Basic - As reported	$0.04	$0.19

Basic – Proforma	0.04	0.19

Diluted – As reported	0.04	0.18

Diluted – Proforma	0.04	0.18

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

Note 3 – Comprehensive (Loss) Income

Other comprehensive (loss) income is comprised of (loss) income from foreign currency translation amounting to ($15,984) and $82,569, for the three months ending March 31, 2005 and 2004, respectively.

2

Note 4 - Inventories, net

	March 31, 2005	December 31, 2004

Raw materials	$780,868	$888,644
Work in process	710,224	806,495
Finished goods	6,060,586	6,840,068
Allowance, excess quantities	(221,884)	(186,713)

Total inventories,	$7,329,794	$8,348,494

Note 5 - Geographic Segment Data

The Company has determined that it operates primarily in one business segment which designs, manufactures, and distributes film products for use in packaging and novelty balloon products. The Company operates in foreign and domestic regions. Information about the Company’s operations by geographic areas is as follows.

	Net Sales to External Customers		Total Assets at
	For the Three Months Ended March 31,		March 31,	December 31,

	2005	2004	2005	2004

United States	$7,504,000	$9,617,000	$22,279,000	$24,072,000
Mexico	1,148,000	1,532,000	5,207,000	5,319,000
United Kingdom	798,000	751,000	1,858,000	1,989,000
Eliminations	(347,000)	(1,006,000)	(3,600,000)	(3,492,000)

	$9,103,000	$10,894,000	$25,744,000	$27,888,000

Note 6 - Concentration of Credit Risk

Concentration of credit risk with respect to trade accounts receivable is generally limited due to the number of entities comprising the Company’s customer base. The Company performs ongoing credit evaluations and provides an allowance for potential credit losses against the portion of accounts receivable which is estimated to be uncollectable. Such losses have historically been within management’s expectations. For the three months ended March 31, 2005, the Company had three customers that accounted for approximately; $2,396,000 or 27.3%, $1,150,000 or 12.6%, and $938,000 or 10.3%, respectively, of consolidated net sales. Sales to these customers in 2004 were $1,978,000 or 18.2%, $1,142,000 or 10.5% and $1,245,000 or 11.4% respectively. For the quarter ending March 31, 2005, total amount owed by these customers was $865,000, $863,000 and $179,000, respectively. The balance owed at March 31, 2004 was $1,021,000, $894,000 and $257,000, respectively.

3

Note 7 – Related Party Transactions

John H. Schwan, is Chairman of the Company. Mr. Schwan is President of Packaging Systems, L.L.C. and affiliated companies. The Company made purchases of packaging materials from Packaging Systems in the amount of $65,000 and $136,000 during the quarters ending March 31, 2005 and 2004, respectively. During the quarter, Mr. Schwan was paid $6,000 for services provided to the Company. John Schwan and Howard W. Schwan are brothers.

Stephen M. Merrick, Executive Vice President and Secretary of the Company, is a principal of the law firm of Merrick & Associates, P.C., which serves as general counsel of the Company. In addition, Mr. Merrick is a principal stockholder of the Company. Other principals of the firm of Merrick & Associates P.C. own less than 1% of the Company’s outstanding Common Stock. Legal fees incurred from the firm of Merrick & Associates, P.C. for the quarter ending March 31, 2005 and March 31, 2004 were $35,000 and $41,000, respectively. Mr. Merrick was paid $12,000 for services provided to the company.

Interest payments have been made to John H. Schwan and Stephen M. Merrick for loans made to the Company these interest payments for the three months ending March 31, 2005 totaled $36,000 and $13,000 respectively, In 2004, for the three months ending March 31, 2004 the amounts were $37,000 and $14,000, respectively.

The Company entered into a 10-year lease agreement for office and warehouse facilities in November 1999, requiring monthly payments of $17,404, to Pepper Road, Inc., a company related through common ownership. In 2003, the rent was reduced to $15,500 per month. Approximately 50% of the facility was subleased through March 2002, and after that, the Company assumed the remaining 50% of the facility. In the three months ended March 31, 2004 the Company paid $47,000 rent to Pepper Road, Inc. In July of 2004, the Company cancelled its lease with Pepper Road, Inc.

Note 8 – Reclassifications

Reclassifications were made to the year end 2004 balance sheet to conform to the first quarter ended 2005 presentation.

4