Form 10-Q
period 2005-06-30
CTI INDUSTRIES CORP
filed 2005-08-22
CIK 1042187

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes    No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

COMMON STOCK, no par value, 1,954,100 outstanding Shares, as of August 15, 2005.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

The following consolidated financial statements of the Registrant are attached to this Form 10-Q:

1.     Interim Balance Sheet as at June 30, 2005 (unaudited) and Balance Sheet as at December 31, 2004;

2.     Interim Statements of Operations (unaudited) for the three and six months ended June 30, 2005 and June 30, 2004;

3.     Interim Statements of Cash Flows (unaudited) for the six months ended June 30, 2005 and June 30, 2004;

4.     Notes to Consolidated Financial Statements.

The Financial Statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of results for the periods presented.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net Sales. For the three months ending June 30, 2005, net sales were $7,573,000 compared to net sales of $9,592,000 for the same period of 2004, a decrease of 21%. For the quarters ended June 30, 2005 and 2004, net sales by product category were as follows:

	For the three month period ended
	June 30, 2005	June 30, 2004

Laminated and Printed Films	$3,254,000	$3,615,000
Metalized Balloons	2,896,000	4,297,000
Latex Balloons	1,215,000	1,195,000
Other	208,000	485,000

	$7,573,000	$9,592,000

During the three months ended June 30, 2005, sales of laminated and printed films represented 43% of net sales, metalized balloons 38% of net sales and latex balloons 16% of net sales.

During the same period of 2004, sales of laminated and printed films represented 38% of net sales, metalized balloons 45% of net sales and latex balloons 12% of net sales.

For the six months ended June 30, 2005, net sales were $16,676,000 compared to net sales of $20,486,000 for the same period of 2004, a decrease of 19%.  For the six months ended June 30, 2005 and 2004, net sales by product category were as follows:

	For the six month period ended
	June 30, 2005	June 30, 2004

Laminated and Printed Films	$6,929,000	$7,289,000
Metalized Balloons	6,635,000	9,228,000
Latex Balloons	2,548,000	2,880,000
Other	564,000	1,089,000

	$16,676,000	$20,486,000

During the six months ended June 30, 2005, sales of laminated and printed films represented 42% of net sales, metalized balloons 40% of net sales and latex balloons 15% of net sales.  During the same period of 2004, sales of laminated and printed films represented 36% of net sales, metalized balloons 45% of net sales and latex balloons 14% of net sales.

The decline in sales of metalized balloons during the three months and the six months ended June 30, 2005, compared to the same periods of 2004 is attributable in part to the expiration and termination of the Company’s arrangement and agreements with Hallmark Cards on March 31, 2005.  For the six months ended June 30, 2004, sales to Hallmark Cards were $2,256,000.   During the six months ended June 30, 2005, sales to Hallmark Cards were $306,000.  The Company anticipates that during the balance of 2005, sales of metalized balloons will continue at approximately the same rate as during the first six months of 2005.

The decline in sales of laminated and printed films during the three months and the six months ended June 30, 2005 is attributable principally to the fact that ITW Space Bag now produces certain pouches at its facility, which previously were produced by the Company.  The Company believes that sales of laminated and printed films and pouches to its two principal customers for this product line will continue at a similar rate during the balance of 2005.  The Company has obtained new customers in this line of products and anticipates that revenues in this line will increase during the second half of 2005 compared to the first six months of the year.

The sales of latex balloons during the first six months of 2005 were consistent with sales for the same period of 2004.  The Company anticipates an increase in sales of latex balloons during the second half of 2005, compared to the first six months due to anticipated increases in sales to new and existing customers.

During June of 2005, the Company introduced a line of consumer food storage bags.  No revenue from the sale of these products was generated during the first six months of 2005.  The Company anticipates generating revenue from the sale of these products during the second half of 2005.

During the three months ending June 30, 2005, there were three customers whose purchases represented more than 10% of the Company’s net sales.  The sales to each of these customers for the quarter ended June 30, 2005 were  $1,805,000 or 24% of net sales for the quarter, $1,219,000 or 16% of net sales and $820,000 or 11% of net sales, respectively.  Sales to these customers in 2004 were $1,967,000 or 21% of net sales, $1,178,000 or 12% of net sales and $1,033,000 or 11% of net sales, respectively.  For the quarter ending June 30, 2005, the total amount owed by these customers was $1,288,000, $211,000 and $473,000, respectively.  The balance owed at June 30, 2004 was $884,000, $205,000 and $779,000, respectively. During the first six months of 2005, there were three customers whose purchases represented more than 10% of the Company’s sales. Sales to each of these customers for the six months ended June 30, 2005 were, $4,202,000 or 25% of net sales for the six months, $2,157,000 or 13% of net sales and $1,970,000 or 12% of net sales, respectively.  Sales to these customers for the six months ended June 30, 2004 were $3,946,000 or 19%, $2,423,000 or 12% and $2,175,000 or 11%, respectively.

Cost of Sales. During the three months ending June 30, 2005, the cost of sales was consistent as compared to the same period of 2004 at 79%.  For the six months ending June 30, 2005, the cost of sales decreased to 79% of net sales compared to 80% for the same six month period in 2004.

General and Administrative. For the three months ending June 30, 2005, general and administrative expenses were $1,021,000, or 13% of net sales, compared to $1,175,000, or 12% of net sales for the same period in 2004.  For the six months ended June 30, 2005, general and administrative expenses were $2,040,000, or 12% of net sales, compared to $2,164,000, or 10% of net sales, for the same period in 2004.  There were no material changes in general and administrative expenses during the first six months of 2005 compared to the same period of the prior year.  The Company expects no significant change in general and administrative expenses during the second half of 2005.

Selling. For the three months ending June 30, 2005, selling expenses were $245,000, or 3% of net sales for the quarter, compared to $357,000 or 4% of net sales for the second quarter of 2004. For the six months ended June 30, 2005, selling expenses were $549,000 or 3% of net sales for the period, compared to $747,000 or 4% of net sales for the same period in 2004. The decrease in selling expense is attributable to reductions in salary and royalty expenses in the metalized balloon product line.  The Company expects no significant change in selling expenses during the second half of 2005.

Advertising and Marketing. For the three months ending June 30, 2005, advertising and marketing expenses were $213,000, or 3% of net sales for the period, compared to $282,000 or 3% of net sales for the same period of 2004.  For the six months ended June 30, 2005, advertising and marketing expenses were $437,000, or 3% of net sales for the period, compared to $675,000, or 3% of net sales for the same period in 2004.  The decrease in advertising and marketing expense is attributable to reductions in staffing and service fees in the metalized balloon product line. The Company expects no significant change in advertising and marketing expenses during the second half of 2005.

Other Income (Expense). During the three months ended June 30, 2005, the Company incurred interest expense of $282,000, compared to interest expense incurred during the second quarter of 2004 amounting to $339,000. During the six months ended June 30, 2005, the Company incurred interest expense $587,000 compared to interest expense incurred during the second quarter of 2004 in the amount of $670,000. The reduction in interest expense is a function of debt reduction.

During the three months ending June 30, 2005, the Company had other income items totaling $162,000 and during the six months ending June 30, 2005 these items totaled $221,000, consisting principally of currency valuation gains.

During the six months ended June 30, 2004, the Company had net other income items totaling $490,000 substantially all of which were non-recurring items. Most of this gain is attributable to the first quarter of 2004, relating to a review and determination that various accrued items on the books of the Mexican subsidiaries of the Company, CTI Mexico, S.A. de C.V. and Flexo Universal, S.A. de C.V., are not due or payable.

Income Taxes During the three months ending June 30 2005, the Company recorded an income tax expense of $38,000 relating to income generated in the United Kingdom during the quarter, compared to an income tax benefit recorded for the same period of 2004 in the amount of $58,000. For the six months ending June 30, 2005, the Company recorded income tax expense of $34,000 attributable to earnings generated in the United Kingdom, compared to an income tax expense for the same period of 2004 in the amount of $175,000.

Net Loss/Income. For the three months ending June 30, 2005, the Company had a net loss of $54,000, or $0.03 per share (basic and diluted) compared to a net loss for the second quarter of 2004 of $136,000, or $0.07 per share (basic and diluted). For the three months ending June 30, 2005, the Company had income from operations (before interest, taxes and non-operating items) of $104,000, compared to an income from operations of $218,000 during the second quarter of 2004.

For the six months ending June 30, 2005, the Company had net income of $31,000, or $0.02 per share (basic and diluted), compared to net income of $236,000 or $0.12 per share (basic and diluted) for the six months ended June 30, 2004. Additionally, in the first six months of the period ending June 30, 2005, the Company had income from operations (before interest, taxes and non-operating items) of $431,000, compared to operating income of $593,000 for the same period of 2004. During the first six months of 2005, the Company had income from non-operating items of $221,000, consisting of currency gains. During the first six months of 2004, the Company had non-recurring income from non-operating items of $490,000.

Financial Condition, Liquidity and Capital Resources

Cash Flow Items. The Company generated cash flow from operations during the six months ended June 30, 2005 of $2,680,000, compared to cash used in operations during the six months ended June 30, 2004 of $994,000.

Significant changes in working capital items during the six months ended June 30, 2005 consisted of (i) a decrease in inventory of $1,276,000, due to an effort by the Company to decrease its investment in inventory and to minimize its distribution costs, (ii) a decrease in receivables of $1,395,000, due primarily to the reduction in sales and (iii) a decrease in accounts payable and accrued expenses of $1,350,000 . We do not anticipate significant reductions in the levels of inventory or receivables during the second half of 2005. Depreciation during the six months ended June 30, 2005 was $790,000 and is expected to continue at approximately that rate during the balance of the year.

Investment Activities. During the six months ended June 30, 2005, cash used in investing activities was $296,000, compared to $170,000 in the first six months of 2004. The cash used in investing activities in the first six months of 2005 and of 2004 was used for the purchase or improvement of machinery and equipment.

Financing Activities. For the six months ended June 30, 2005, cash used in financing activities was $2,440,000. The use of cash was for payments on the revolving line of credit of the Company of $1,559,000 and for repayment of long-term debt of $819,000. Cash flow provided by financing activities during the six months ended June 30, 2004 was $1,127,000.

Liquidity and Capital Resources. At June 30, 2005, the Company had a cash balance of $384,000. The Company’s current cash management strategy includes maintaining minimal cash balances and utilizing the Company’s revolving line of credit for liquidity. Payment on the Company’s bank line of credit during the first six months of 2005 reflected reduced availability arising from the reduction in receivables and inventory during the period. Under the terms of the Company’s revolving line of credit, the bank advances up to 85% of eligible receivables and 50% of eligible inventory. During the second quarter of 2005, the Company’s advances under its line of credit exceeded the amount available under these terms. Accordingly, the bank agreed to convert such excess amount ($600,000) to a term loan payable by the Company over a period of six months. Principals of the Company secured the amount of this term loan with marketable securities and real estate interests.

At June 30, 2005, the Company had a working capital deficit of $2,155,000 compared to a working capital deficit of $2,790,000 at December 31, 2004. The decrease in the working capital deficit is attributable principally to reduction during the first six months of 2005 in the balances of the bank line of credit and trade payables, offset partially by reductions in inventory and receivables. The Company believes that existing capital resources and cash generated from operations will be sufficient to meet the Company’s requirements for at least the next 12 months.

Certain terms of the loan agreement require the Company to maintain a specified level of tangible net worth and a ratio of EBITDA to fixed charges. As of June 30, 2005, the Company was in compliance with this covenant.

Seasonality

In the metalized balloon product line, sales have historically been seasonal, with approximately 22% to 25% of annual sales of metalized balloons being generated in December and January and 11% to 13% of annual metalized sales being generated in September and July in recent years. With the inclusion of a new major customer in metalized balloons and with sales that are not expected to be seasonal, we expect this seasonal effect to be reduced. In addition, the sale of latex balloons and laminated film products have not historically been seasonal. As sales of latex balloons and laminated film products have increased in relation to sales of metalized balloons, the effect of this seasonality has been reduced.

Critical Accounting Policies

A summary of our critical accounting policies and estimates is presented on pages 25 and 26 of our 2004 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.

Safe Harbor Provision of the Private Securities Litigation Act of 1995 and Forward Looking Statements.

The Company operates in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. The market for metalized and latex balloon products is generally characterized by intense competition, frequent new product introductions and changes in customer tastes that can render existing products unmarketable. The statements contained in Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operation) that are not historical facts may be forward-looking statements (as such term is defined in the rules promulgated pursuant to the Securities Exchange Act of 1934) that are subject to a variety of risks and uncertainties more fully described in the Company’s filings with the Securities and Exchange Commission. The forward-looking statements are based on the beliefs of the Company’s management, as well as assumptions made by, and information currently available to the Company’s management. Accordingly, these statements are subject to significant risks, uncertainties and contingencies which could cause the Company’s actual growth, results, performance and business prospects and opportunities in 2005 and beyond to differ materially from those expressed in, or implied by, any such forward-looking statements. Wherever possible, words such as “anticipate,” “plan,” “expect,” “believe,” “estimate,” and similar expressions have been used to identify these forward-looking statements, but are not the exclusive means of identifying such statements. These risks, uncertainties and contingencies include, but are not limited to, competition from, among others, national and regional balloon, packaging and custom film product manufacturers and sellers that have greater financial, technical and marketing resources and distribution capabilities than the Company, the availability of sufficient capital, the maturation and success of the Company’s strategy to develop, market and sell its products, risks inherent in conducting international business, risks associated with securing licenses, changes in the Company’s product mix and pricing, the effectiveness of the Company’s efforts to control operating expenses, general economic and business conditions affecting the Company and its customers in the United States and other countries in which the Company sells and anticipates selling its products and services and the Company’s ability to (i) adjust to changes in technology, customer preferences, enhanced competition and new competitors; (ii) protect its intellectual property rights from infringement or misappropriation; (iii) maintain or enhance its relationships with other businesses and vendors; and (iv) attract and retain key employees. There can be no assurance that the Company will be able to identify, develop, market, sell or support new products successfully, that any such new products will gain market acceptance, or that the Company will be able to respond effectively to changes in customer preferences. There can be no assurance that the Company will not encounter technical or other difficulties that could delay introduction of new or updated products in the future. If the Company is unable to introduce new products and respond to industry changes or customer preferences on a timely basis, its business could be materially adversely affected. The Company is not obligated to update or revise these forward-looking statements to reflect new events or circumstances.

Item 3.Quantitative and Qualitative Disclosures Regarding Market Risk

The Company is exposed to various market risks, primarily foreign currency risks and interest rate risks.

The Company’s earnings are affected by changes in interest rates as a result of variable rate indebtedness. If market interest rates for our variable rate indebtedness average 1% more than the interest rate actually paid for the second quarter ending June 30, 2005 and 2004, our interest rate expense would have increased, and income after income taxes would have decreased by $10,634 and $13,440 for these quarters, respectively. These amounts are determined by considering the impact of the hypothetical interest rates on our borrowings. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to reduce our exposure to such change. However, due to the uncertainty of the specific actions we would take and their possible effects, the sensitivity analysis assumes no change in our financial structure.

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

We have performed a sensitivity analysis as of June 30, 2005 that measures the change in the results of our foreign operations arising from a hypothetical 10% adverse movement in the exchange rate of all of the currencies the Company presently has operations in. Using the results of operations for the second quarter of 2005 and 2004 for the Company’s foreign operations as a basis for comparison, an adverse movement of 10% would create a potential reduction in the

Company’s net income, or increase its net loss before taxes, in the amount of $56,288 and $57,719, for each of those quarters, respectively.

The Company is also exposed to market risk in changes in commodity prices in some of the raw materials it purchases for its manufacturing needs. However, this presents a risk that would not have a material effect on the Company’s results of operations or financial condition.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Our principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2005. Based on such review and evalution, our chief executive officer and chief financial officer have concluded that, as of such date our disclosure controls and procedures were adequate and effective to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended (a) is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and (b) is accumulated and communicated to the Company’s management, including the officers, as appropriate to allow timely decisions regarding required disclosure.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

On September 5, 2003, Airgas, Inc., Airgas-Southwest, Inc., Airgas-South, Inc. and Airgas-East, Inc. filed a joint action against CTI Industries Corporation for claimed breach of contract in the Circuit Court of Lake County, Illinois claiming as damages the aggregate amount of $162,242. The Company filed an answer denying the material claims of the complaint, affirmative defenses and a counterclaim. In the action, the plaintiffs claimed that CTI Industries Corporation owed them certain sums for (i) helium sold and delivered, (ii) rental charges with respect to helium tanks and (iii) replacement charges for tanks claimed to have been lost. On November 2, 2004, this matter was settled. The amount agreed to be paid by the Company in settlement totaled $100,000. The first payment of $50,000 was paid on November 15, 2004. The balance of $50,000 was paid in five consecutive $10,000 monthly installments. Final payment was made in May, 2005.

On June 4, 2004, Spar Group, Inc. initiated an arbitration proceeding in New York City against the Company. In the proceeding, Spar Group claimed that there was due from the Company to Spar Group a sum for services rendered in the amount of $180,043, plus interest. Spar Group claimed to have rendered services to the Company in various Eckerd stores with respect to the display and ordering of metalized and latex balloons for sale in those stores. The Company filed an answer denying liability with respect to the claim and asserted a counterclaim for damages against Spar Group for breach of its agreement to provide such services. On January 13, 2005, this matter was settled. The amount agreed to be paid by the Company in settlement totaled $100,000. The first payment of $30,000 was paid on February 1, 2005. The balance of $70,000 is payable in seven consecutive $10,000 monthly installments, which commenced on March 1, 2005. The settlement amount was fully accrued as of December 31, 2004.

In addition, the Company is also party to certain lawsuits arising in the normal course of business. The ultimate outcome of these matters is unknown, but in the opinion of management, we do not believe any of these proceedings will have, individually or in the aggregate, a material adverse effect upon our financial condition or future results of operation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

The following are being filed as exhibits to this report:*

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

Dated: August 21, 2005	CTI INDUSTRIES CORPORATION

	By:	/s/ Howard W. Schwan

Howard W. Schwan, President

	By:	/s/ Stephen M. Merrick

Stephen M. Merrick
Executive Vice President and
Chief Financial Officer

CTI Industries Corporation and Subsidiaries
Consolidated Balance Sheets

	June 30, 2005	December 31, 2004

	(Unaudited)
ASSETS
Current assets:
Cash	$383,896	$526,470
Accounts receivable, (less allowance for doubtful accounts of $352,000 and $404,000 respectively)	4,668,379	6,123,137
Inventories, net	6,982,497	8,348,494
Prepaid expenses and other current assets	520,023	646,805

Total current assets	12,554,795	15,644,906

Property, plant and equipment:
Machinery and equipment	18,599,363	18,451,428
Building	2,602,922	2,614,271
Office furniture and equipment	1,961,488	1,926,371
Land	250,000	250,000
Leasehold improvements	658,566	640,428
Fixtures and equipment at customer locations	2,330,483	2,286,814
Projects under construction	90,798	55,650

	26,493,620	26,224,962
Less : accumulated depreciation and amortization	(16,398,963)	(15,636,451)

Total property, plant and equipment, net	10,094,657	10,588,511

Other assets:
Deferred financing costs, net	104,664	120,375
Goodwill	1,113,108	1,113,108
Net deferred income tax asset	118,586	175,288
Other assets	57,943	245,376

Total other assets	1,394,301	1,654,147

TOTAL ASSETS	$24,043,753	$27,887,564

See accompanying notes to condensed consolidated unaudited statements

LIABILITIES AND STOCKHOLDERS’ EQUITY

Checks written in excess of bank balance	$308,974	$513,417
Trade payables	5,355,759	6,147,969
Line of credit	4,808,141	6,401,225
Notes payable - current portion (related party $60,000 and $60,000)	2,926,219	3,560,669
Accrued liabilities	1,252,643	1,811,775

Total current liabilities	14,651,736	18,435,055

Long-term liabilities:
Other liabilities (related parties $547,000 and $517,000)	1,425,949	1,371,364
Notes payable	2,835,001	2,864,129
Notes payable - officers	2,225,024	2,255,616

Total long-term liabilities	6,485,974	6,491,109

Minority interest	11,368	10,230
Commitments and contingency	—	—
Stockholders’ equity:
Preferred Stock - no par value, 2,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock - no par value, 5,000,000 shares authorized, 2,185,896 and 2,185,896 shares issued, 1,954,100 and 1,954,100 shares outstanding, respectively	3,764,020	3,764,020
Class B Common stock - no par value, 500,000 shares authorized, 0 shares issued and outstanding	—	—
Paid-in-capital	5,615,411	5,615,411
Warrants issued in connection with subordinated debt and bank debt	595,174	595,174
Accumulated deficit	(5,976,565)	(6,007,437)
Accumulated other comprehensive loss	(164,251)	(76,884)
Less:
Treasury stock - 231,796 shares	(939,114)	(939,114)

Total stockholders’ equity	2,894,675	2,951,170

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$24,043,753	$27,887,564

See accompanying notes to condensed consolidated unaudited statements

CTI Industries Corporation and Subsidiaries
Consolidated Statements of Operations (unaudited)

	Three Months Ended June 30,		Six Months Ending June 30

	2005	2004	2005	2004

Net Sales	$7,572,626	$9,591,785	$16,675,953	$20,485,769

Cost of Sales	5,989,672	7,559,756	13,219,006	16,306,371

Gross profit	1,582,954	2,032,029	3,456,947	4,179,398

Operating expenses:
General and administrative	1,021,056	1,175,277	2,040,059	2,163,790
Selling	244,885	356,731	549,166	747,287
Advertising and marketing	212,611	282,005	436,607	675,489

Total operating expenses	1,478,552	1,814,013	3,025,832	3,586,566

Income from operations	104,402	218,016	431,115	592,832

Other (expense) income:
Interest expense	(281,727)	(338,828)	(587,107)	(669,964)
Gain on sale of assets	—	15,024	—	15,024
Foreign currency gain (loss)	162,072	(12,914)	220,651	63,841
Other (loss) gain	—	(76,094)	—	410,802

Total other expense	(119,655)	(412,812)	(366,456)	(180,297)

Income (loss) before income taxes and minority interest	(15,253)	(194,796)	64,659	412,535

Income tax expense (benefit)	38,191	(58,327)	33,712	175,129

(Loss) income before minority interest	(53,444)	(136,469)	30,947	237,406

Minority interest in (income) loss of subsidiary	171	(789)	75	1,187

Net (loss) income	$(53,615)	$(135,680)	$30,872	$236,219

(Loss) income applicable to common shares	$(53,615)	$(135,680)	$30,872	$236,219

Basic (loss) income per common share	$(0.03)	$(0.07)	$0.02	$0.12

Diluted (loss) income per common share	$(0.03)	$(0.07)	$0.02	$0.12

Weighted average number of shares and equivalent shares of common stock outstanding:
Basic	1,954,100	1,918,420	1,954,100	1,918,420

Diluted	1,954,100	1,918,420	1,974,222	2,032,665

See accompanying notes to condensed consolidated unaudited statements

CTI Industries Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	For the six Months Ended June 30,

	2005	2004

Cash flow from operating activities:
Net income	$30,872	$236,220
Adjustment to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	789,928	909,605
Deferred gain on sale/leaseback	—	(15,024)
Amortization of debt discount	25,149	125,746
Minority interest in income of subsidiary	171	967
Provision for losses on accounts receivable	60,000	90,000
Provision for losses on inventories	90,000	115,000
Deferred income taxes	33,712	175,129
Change in operating assets and liabilities:
Accounts receivable	1,394,758	(937,381)
Inventories	1,275,996	(240,375)
Current and other assets	329,926	(156,246)
Trade payables, accrued and other liabilities	(1,350,376)	(1,297,813)

Net cash provided by (used in) operating activities	2,680,136	(994,172)

Cash flow from investing activities:

Purchases of property, plant and equipment	(296,073)	(171,875)
Proceeds from sale of property and equipment	—	2,225

Net cash used in investing activities	(296,073)	(169,650)

Cash flows from financing activities:
Checks written in excess of bank balance	(204,443)	389,921
Net change in revolving line of credit	(1,558,825)	2,301,280
Proceeds from issuance of long-term debt	142,915	71,270
Repayment of long-term debt (related party $30,000 and $30,000)	(818,918)	(1,635,559)

Net cash (used in) provided by financing activities	(2,439,271)	1,126,912

Effect of exchange rate changes on cash	(87,366)	128,598

Net (decrease) increase in cash	(142,574)	91,688

Cash at beginning of period	526,470	329,742

Cash at end of period	$383,896	$421,430

See accompanying notes to condensed consolidated unaudited statements

Supplemental disclosure of cash flow information:
Cash payments for interest	$508,611	$618,871
Cash payments for taxes	$—	$—

Supplemental disclosure of non-cash activity:
Settlement of liability with third party
via ownership transfer of long-term asset		$241,268

CTI Industries Corporation and Subsidiaries
Consolidated Earnings per Share (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

Basic

Weighted average number of shares of common stock outstanding during the period	1,954,100	1,918,420	1,954,100	1,918,420

Net (loss) income	$(53,615)	$(135,680)	$30,872	$236,219

Amount for per share computation	$(53,615)	$(135,680)	$30,872	$236,219

Per share amount	$(0.03)	$(0.07)	$0.02	$0.12

Diluted

Weighted average number of shares of common stock outstanding during the period	1,954,100	1,918,420	1,954,100	1,918,420
Net additional shares assuming stock options and warrants exercised and proceeds used to purchase treasury stock	—	—	20,122	114,245

Weighted average number of shares and equivalent shares of common stock outstanding during the period	1,954,100	1,918,420	1,974,222	2,032,665

Net (loss) income	$(53,615)	$(135,680)	$30,872	$236,219

Amount for per share computation	$(53,615)	$(135,680)	$30,872	$236,219

Per share amount	$(0.03)	$(0.07)	$0.02	$0.12

See accompanying notes to consolidated unaudited statements

CTI Industries Corporation and Subsidiaries Notes to
Unaudited Condensed Consolidated Financial Statements

Note 1 - Basis of Presentation

The accompanying financial statements are unaudited but in the opinion of management contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the financial position and the results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Operating results for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2004.

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

Stock-Based Compensation

As of June 30, 2005, the Company had four stock-based compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. The Company recognizes compensation cost for stock-based compensation awards equal to the difference between the quoted market price of the stock at the date of grant or award and the price to be paid by the employee upon exercise in accordance with the provisions of APB No. 25. Based upon the terms of Company’s current stock option plans, the stock price on the date of grant and price paid upon exercise are the same. Accordingly, no stock-based employee compensation cost has been recognized, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. No stock options were granted during the three or six months ended June 30, 2005 or 2004. The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”, an amendment of SFAS Statement No. 123 (“SFAS No. 148”). The following table illustrates the effect on net income and earnings per share had compensation cost for all of the stock-based compensation plans been determined based on the grant date fair value of awards.

	For the Three Months Ending June 30,		For the Six Months Ending June 30,
	2005	2004	2005	2004

Net (Loss) Income:
Reported	$(53,615)	$(135,680)	$30,872	$236,219
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	0	0	0	0

Proforma net (loss) income	(53,615)	(135,680)	30,872	236,219
Net (loss) income per share:
Basic - As reported	(0.03)	(0.07)	0.02	0.12
Basic – Proforma	(0.03)	(0.07)	0.02	0.12
Diluted – As reported	(0.03)	(0.07)	0.02	0.12
Diluted – Proforma	(0.03)	(0.07)	0.02	0.12

Note 2 - Legal Proceedings

On September 5, 2003, Airgas, Inc., Airgas-Southwest, Inc., Airgas-South, Inc. and Airgas-East, Inc. filed a joint action against CTI Industries Corporation for claimed breach of contract in the Circuit Court of Lake County, Illinois claiming as damages the aggregate amount of $162,242. The Company filed an answer denying the material claims of the complaint, affirmative defenses and a counterclaim. In the action, the plaintiffs claimed that CTI Industries Corporation owed them certain sums for (i) helium sold and delivered, (ii) rental charges with respect to helium tanks and (iii) replacement charges for tanks claimed to have been lost. On November 2, 2004, this matter was settled.  The amount agreed to be paid by the Company in settlement totaled $100,000.  The first payment of $50,000 was paid on November 15, 2004.  The balance of $50,000 was paid in five consecutive $10,000 monthly installments.  This amount was fully accrued as of the settlement date.  Final payment was May, 2005.

On June 4, 2004, Spar Group, Inc. initiated an arbitration proceeding in New York City against the Company.  In the proceeding, Spar Group claimed that there was due from the Company to Spar Group a sum for services rendered in the amount of $180,043, plus interest. Spar Group claimed to have rendered services to the Company in various Eckerd stores with respect to the display and ordering of metalized and latex balloons for sale in those stores.  The Company  filed an answer denying liability with respect to the claim and asserted a counterclaim for damages against Spar Group for breach of its agreement to provide such services.  On January 13, 2005, this matter was settled.  The amount agreed to be paid by the Company in settlement totaled $100,000.  The first payment of $30,000 was paid on February 1, 2005.  The balance of $70,000 is payable in seven consecutive $10,000 monthly installments, which commenced on March 1, 2005.  The settlement amount was fully accrued as of December 31, 2004.

In addition, the Company is party to certain lawsuits arising in the normal course of business. The ultimate outcome of these matters is unknown but, in the opinion of management, the settlement of these matters is not expected to have a significant effect on the future financial position or results of operations of the Company.

Note 3 – Comprehensive (Loss) Income

Other comprehensive (loss) income comprised of (loss) income from foreign currency translation amounted to $71,384 and ($46,029) for the three months ending June 30, 2005 and 2004, respectively.  Other comprehensive (loss) income comprised of (loss) income from foreign currency translation amounting to $87,367 and ($128,598) for the six months ending June 30, 2005 and 2004, respectively.

Note 4 – Inventories, net

	June 30, 2005	December 31, 2004

Raw materials	$1,340,296	$888,644
Work in process	641,184	806,495
Finished goods	5,250,222	6,840,068
Allowance, excess quantities	(249,205)	(186,713)

Inventories, net	$6,982,497	$8,348,494

Note 5 – Geographic Segment Data

The Company has determined that it operates primarily in one business segment which designs, manufactures, and distributes film products for use in packaging and novelty balloon products. The Company operates in foreign and domestic regions. Information about the Company’s operations by geographic areas is as follows.

	Net Sales For the Three Months Ended June 30		Net Sales For the Six Months Ended June 30,

	2005	2004	2005	2004

United States	$5,931,000	$8,403,000	$13,158,000	$17,674,000
Mexico	1,026,000	539,000	2,132,000	1,411,000
United Kingdom	616,000	650,000	1,386,000	1,401,000

	$7,573,000	$9,592,000	$16,676,000	$20,486,000

	Total Assets at
	June 30, 2005	December 31, 2004

United States	$21,343,000	$24,072,000
Mexico	4,772,000	5,319,000
United Kingdom	1,720,000	1,989,000
Eliminations	(3,791,000)	(3,492,000)

	$24,044,000	$27,888,000

Note 6 – Concentration of Credit Risk

Concentration of credit risk with respect to trade accounts receivable is generally limited due to the number of entities comprising the Company’s customer base. The Company performs ongoing credit evaluations and provides an allowance for potential credit losses against the portion of accounts receivable which is estimated to be uncollectable. Such losses have historically been within management’s expectations.  During the three months ending June 30, 2005, there were three customers whose purchases represented more than 10% of the Company’s sales.  The sales to each of these customers for the quarter ended June 30, 2005 were   $1,805,000 or 24% of net sales , $1,219,000 or 16% of net sales and $820,000 or 11% of net sales, respectively.  Sales to these customers in 2004 were $1,967,000 or 21% of net sales, $1,178,000 or 12% of net sales and $1,033,000 or 11% of net sales, respectively.  For the quarter ending June 30, 2005 the total amount owed by these customers was $1,288,000, $211,000 and $473,000, respectively.  The balance owed at June 30, 2004 was $884,000, $205,000 and $779,000, respectively. During the first six months of 2005, there were three customers whose purchases represented more than 10% of the Company’s sales. Sales to each of these customers for the six months ended June 30, 2005 were  $4,202,000 or 25% of net sales for the six months, $2,157,000 or 13% of net sales and $1,970,000 or 12% of net sales, respectively.  Sales to these customers in 2004 were $3,946,000 or 19%, $2,423,000 or 12% and $2,175,000 or 11%, respectively.

Note 7 – Related Party Transactions

John H. Schwan, is Chairman of the Company.  Mr. Schwan is President of Packaging Systems, L.L.C. and affiliated companies.  The Company made purchases of packaging materials from Packaging Systems in the amount of $46,000 and $145,000 during the three months ended June 30, 2005 and 2004, respectively.  For the six month period of 2005 and 2004, the amount purchased was $111,000 and $281,000 respectively.  Mr. Schwan was paid $6,000 for services provided to the Company for each of the first two quarters of 2005.  John Schwan and Howard W. Schwan are brothers.

Stephen M. Merrick, Executive Vice President and Secretary of the Company, is a principal of the law firm of Merrick & Associates, P.C., which serves as general counsel of the Company. In addition, Mr. Merrick is a principal stockholder of the Company. Legal fees incurred from the firm of Merrick & Associates, P.C. for the quarter ending June 30, 2005 and June 30, 2004 were $32,000 and $86,000, respectively.  For the six month period of 2005 and 2004, the amount paid was $67,000 and $127,000, respectively.  During the quarter, Mr. Merrick was paid $12,000 for services provided to the Company, the same amount as the first quarter.

Interest payments have been made to John H. Schwan and Stephen M. Merrick for loans made to the Company.  These interest payments for the three months ending June 30, 2005 totaled  $38,000 and $13,000 respectively.  In 2004, for the three months ending June 30, 2004 the amounts were $27,000 and $9,000 respectively.

The total debt due Mssrs. Schwan and Merrick classified as long term debt approximating 2,225,000 will not be due before July 1, 2006.

In the quarter ended June 30, 2005, Mssrs. Schwan and Merrick secured a short-term note on behalf of the Company to

Cole Taylor Bank in the amount of $600,000 pledging marketable securities and real estate interests. This note did not result in any cash proceeds to the Company.

The Company entered into a 10-year lease agreement for office and warehouse facilities in November 1999, requiring monthly payments of $17,404, to Pepper Road, Inc., a company related through common ownership.  In 2003, the rent was reduced to $15,500 per month.  Approximately 50% of the facility was subleased through March 2002, and after that, the Company assumed the remaining 50% of the facility.  In the three months ended March 31, 2004, the Company paid $47,000 rent to Pepper Road, Inc.  In July of 2004, the Company cancelled its lease with Pepper Road, Inc.

Note 8 – New Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections-a replacement of APB No. 20 and FASB Statement No. 3” (“SFAS 154”).  SFAS 154 replaces APB No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements” and changes the requirements for the accounting for and reporting of a change in accounting principles.  SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  The Company does not anticipate that adoption of SFAS 154 will have a material impact on its financial position, results of operations or its cash flows.