Form 10-Q
period 2005-09-30
CTI INDUSTRIES CORP
filed 2005-11-21
CIK 1042187

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

COMMON STOCK, no par value, 2,036,474 outstanding Shares, as of November 18, 2005.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

The following consolidated financial statements of the Registrant are attached to this Form 10-Q:

1.  Interim Balance Sheet as at September 30, 2005 (unaudited) and Balance Sheet as at December 31, 2004;

2.  Interim Statements of Operations (unaudited) for the three and nine months ended September 30, 2005 and September 30, 2004;

3.  Interim Statements of Cash Flows (unaudited) for the nine months ended September 30, 2005 and September 30, 2004;

4.  Notes to Consolidated Financial Statements.

The Financial Statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of results for the periods presented.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net Sales. For the three months ending September 30, 2005, net sales were $6,034,000 compared to net sales of $8,126,000 for the same period of 2004, a decrease of 26%. For the quarters ended September 30, 2005 and 2004, net sales by product category were as follows:

For the three month period ended

	September 30, 2005	September 30, 2004

Laminated and Printed Films	$2,681,000	$3,194,000
Metalized Balloons	2,035,000	3,318,000
Latex Balloons	1,145,000	1,183,000
Other	173,000	431,000
	$6,034,000	$8,126,000

During the three months ended September 30, 2005, sales of laminated and printed films represented 44% of net sales, metalized balloons 34% of net sales and latex balloons 19% of net sales. During the same period of 2004, sales of laminated and printed films represented 39% of net sales, metalized balloons 41% of net sales and latex balloons 15% of net sales.

For the nine months ended September 30, 2005, net sales were $22,710,000 compared to net sales of $28,611,000 for the same period of 2004, a decrease of 21%. For the nine months ended September 30, 2005 and 2004, net sales by product category were as follows:

For the nine month period ended
	September 30, 2005	September 30, 2004

Laminated and Printed Films	$9,609,000	$10,366,000
Metalized Balloons	8,670,000	12,627,000
Latex Balloons	3,693,000	4,100,000
Other	738,000	1,518,000
	$22,710,000	$28,611,000

During the nine months ended September 30, 2005, sales of laminated and printed films represented 42% of net sales, metalized balloons 38% of net sales and latex balloons 16% of net sales. During the same period of 2004, sales of laminated and printed films represented 36% of net sales, metalized balloons 44% of net sales and latex balloons 14% of net sales.

The decline in sales of metalized balloons during the three months and the nine months ended September 30, 2005, compared to the same periods of 2004 is attributable in part to the expiration and termination of the Company’s arrangement and agreements with Hallmark Cards on March 31, 2005. For the nine months ended September 30, 2004, sales to Hallmark Cards were $3,065,000. During the nine months ended September 30, 2005, sales to Hallmark Cards were $306,000. Also, for the nine-month period, sales to six other customers, including three retail chains and three distributors, declined by an aggregate of about $1.5 million compared to the same period last year. All of these customers, other than Hallmark, continue to purchase balloon products from the Company. The lower rate of sales of metalized balloons during the third quarter compared to prior periods in 2005 is reflective, in part, of the seasonality of metalized balloon sales. The Company anticipates that during the balance of 2005, sales of metalized balloons will increase from its average, per month to-date, because of significant orders scheduled to ship in the fourth quarter.

The decline in sales of laminated films for the three months ended September 30, 2005 compared to the same period last year is attributable to a decline of $331,000 in sales to Rapak, LLC for that period and a decline in sales of $209,000 to ITW Spacebag for the period. For the nine months ended September 30, 2005, the decline in sales of laminated films is attributable principally to a $475,000 decline in sales to ITW Space Bag. The Company continues to produce storage pouches for this customer. Sales of laminated films to a new customer commenced during the third quarter and are anticipated to continue in the fourth quarter this year.

The sales of latex balloons during the first nine months of 2005 were down approximately 10% with sales for the same period of 2004. During the fourth quarter of 2005, and during 2006, the annual rate of latex sales is anticipated to increase over the annual rate of latex sales for the first nine months of 2005.

The decline in other sales is due to a decrease in helium sales. Since 1998, the Company has engaged in arranging for the supply of helium to certain customers. During 2005, the Company stopped supplying helium to one customer, which accounts for most of the reduction in helium sales.

During June of 2005, the Company introduced a line of consumer food storage bags. Through the period from June 2005 through September 2005, revenues from the sales of these products were immaterial.

During the three months ending September 30, 2005, there were two customers whose purchases represented more than 10% of the Company’s net sales. The sales to each of these customers for the quarter ended September 30, 2005 were $1,201,000 or 20% of net sales for the quarter, and $1,062,000 or 18% of net sales, respectively. Sales to these customers in the same period of 2004 were $1,532,000 or 19% of net sales, and $1,271,000 or 16% of net sales, respectively. For the quarter ending September 30, 2005, the total amount owed by these customers was $638,000 and $234,000, respectively. The balances owed at September 30, 2004 were $932,000 and $241,000, respectively. During the first nine months of 2005, there were three customers whose purchases represented more than 10% of the Company’s sales. Net sales to each of these customers for the nine months ended September 30, 2005 were, $5,403,000 or 24%, $3,219,000 or 14% of net sales and $2,454,000 or 11% of net sales, respectively. Sales to these customers for the nine months ended September 30, 2004 were $5,478,000 or 19%, $3,694,000 or 13% and $3,060,000 or 11%, respectively.

Cost of Sales. During the three months ending September 30, 2005, the cost of sales remained at 79.4% of net sales which is consistent with the same period of 2004. For the nine months ending September 30, 2005, the cost of sales decreased to 79.3% of net sales compared to 79.6% for the same nine-month period in 2004.

General and Administrative. For the three months ending September 30, 2005, general and administrative expenses were $987,000 or 16% of net sales, compared to $1,078,000 or 13% of net sales for the same period in 2004. For the nine months ended September 30, 2005, general and administrative expenses were $3,027,000 or 13% of net sales, compared to $3,241,000 or 11% of net sales, for the same period in 2004. There were no material changes in general and administrative expenses during the first nine months of 2005 compared to the same period of the prior year. The Company expects no significant change in general and administrative expenses during the fourth quarter of 2005.

Selling. For the three months ending September 30, 2005, selling expenses were $247,000 or 4% of net sales for the quarter, compared to $380,000 or 4% of net sales for the same three months of 2004. For the nine months ended September 30, 2005, selling expenses were $796,000 or 3% of net sales, compared to $1,128,000 or 4% of net sales for the same period in 2004. The decrease in selling expense is attributable to reductions in salary and royalty expenses in the metalized balloon product line. The Company expects no additional significant change in selling expenses for the remainder of 2005.

Advertising and Marketing. For the three months ending September 30, 2005, advertising and marketing expenses were $166,000 or 3% of net sales for the period, compared to $242,000 or 3% of net sales for the same period of 2004. For the nine months ended September 30, 2005, advertising and marketing expenses were $602,000 or 3% of net sales for the period, compared to $918,000 or 3% of net sales for the same period in 2004. The decrease in advertising and marketing expense is attributable to reductions in staffing and service fees in the metalized balloon product line. The Company expects no additional significant change in advertising and marketing expenses for the remainder of 2005.

Other Income (Expense). During the three months ended September 30, 2005, the Company incurred interest expense of $281,000, compared to interest expense incurred during the same period of 2004 amounting to $340,000. During the nine months ended September 30, 2005, the Company incurred interest expense $868,000 compared to interest expense incurred during the same period of 2004 in the amount of $1,010,000. The reduction in interest expense is a function of the reduction of debt.

During the three months ending September 30, 2005, the Company had other losses totaling $4,000 and during the nine months ending September 30, 2005, the Company had other income of $217,000, both consisting of currency valuation changes.

During the nine months ended September 30, 2004, the Company had net other income items totaling $370,000 substantially all of which were non-recurring items. Most of this gain is attributable to the first quarter of 2004, relating to a review and determination that various accrued items on the books of the Mexican subsidiaries of the Company, CTI Mexico, S.A. de C.V. and Flexo Universal, S.A. de C.V., are not due or payable.

Income Taxes. During the three months ending September 30, 2005, the Company recorded an income tax benefit of $26,000 attributable to a loss in our Mexican entities offset by earnings generated in the United Kingdom. For the same period of 2004, the Company had an income tax benefit in the amount of $91,000. For the nine months ending September 30, 2005, the Company recorded an income tax expense of $8,000 relating a loss in the Company's Mexican entities, compared to an income tax expense for the same period of 2004 in the amount of $84,000.

Net Loss/Income. For the three months ending September 30, 2005, the Company had a net loss of $416,000 or $0.21 per share (basic and diluted) compared to a net loss for the same period of 2004 of $150,000 or $0.08 per share (basic and diluted). For the three months ending September 30, 2005, the Company had a loss from operations (before interest, taxes and non-operating items) of $157,000, compared to a loss from operations of $31,000 during the same period of 2004.

For the nine months ending September 30, 2005, the Company had a net loss of $385,000 or $0.20 per share (basic and diluted), compared to net income of $86,000 or $0.04 per share (basic and diluted) for the same period in 2004. Additionally, in the first nine months of 2005, the Company had income from operations (before interest, taxes and non-operating items) of $274,000, compared to operating income of $562,000 for the same period of 2004. During the nine months of 2005, the Company had income from non-operating items of $217,000, consisting of currency gains. During the nine months of 2004, the Company had non-recurring income from non-operating items of $619,000.

Financial Condition, Liquidity and Capital Resources

Cash Flow Items. The Company generated cash flow from operations during the nine months ended September 30, 2005 of $3,464,000, compared to cash used in operations during the nine months ended September 30, 2004 of $333,000.

Significant changes in working capital items during the nine months ended September 30, 2005 consisted of (i) a decrease in inventory of $1,182,000, due to an effort by the Company to decrease its investment in inventory and to minimize its distribution costs, (ii) a decrease in receivables of $2,007,000, due primarily to the reduction in sales and (iii) a decrease in accounts payable and accrued expenses of $1,324,000. We do not anticipate significant reductions in the levels of inventory or receivables during the remainder of 2005. Depreciation during the nine months ended September 30, 2005 was $1,106,000 and is expected to continue at approximately that rate during the balance of the year.

Investment Activities. During the nine months ended September 30, 2005, cash used in investing activities was $289,000, compared to $158,000 in the nine months of 2004. The cash used in investing activities in the first nine months of 2005 and of 2004 was used for the purchase or improvement of machinery and equipment.

Financing Activities. For the nine months ended September 30, 2005, cash used in financing activities was $3,312,000. The use of cash was for payments on the revolving line of credit of the Company of $2,486,000 and for repayment of long-term debt of $963,000. Cash flow provided by financing activities during the nine months ended September 30, 2004 was $453,000.

Liquidity and Capital Resources. At September 30, 2005, the Company had a cash balance of $203,000. The Company's current cash management strategy includes maintaining minimal cash balances and utilizing the Company's revolving line of credit for liquidity. Payment on the Company’s bank line of credit during the first nine months of 2005 reflected reduced availability arising from the reduction in receivables and inventory during the period. Under the terms of the Company’s revolving line of credit, the bank advances up to 85% of eligible receivables and 50% of eligible inventory. During the second quarter of 2005, the Company’s advances under its line of credit exceeded the amount available under these terms. Accordingly, the bank agreed to convert such excess amount ($600,000) to a term loan payable by the Company over a period of six months. Principals of the Company secured the amount of this term loan with marketable securities and real estate interests. Through September 30, 2005, the Company had paid $405,000 of the $600,000.

Certain terms of the loan agreement among the Company and its bank require the Company to maintain a specified level of tangible net worth and a ratio of EBITDA to fixed charges. The Company was in compliance with the covenant related to tangible net worth as of September 30, 2005 and has received a waiver from the bank regarding the EBITDA to fixed charges covenant.

The Company and the bank have agreed not to renew the senior loan agreement currently in place which expires on December 31, 2005. The Company is engaged in an effort to obtain alternative senior debt financing and has received several non-binding proposals for such financing. In the event that the Company is unable to secure alternative senior debt financing by December 31, 2005, or an extension of its current line of credit, the Company’s ability to continue operations will be adversely affected. There can be no assurance that the Company will be able to obtain the required new financing on terms acceptable to the Company, if at all, or to obtain an extension of its current line of credit beyond December 31, 2005. However, the Company has historically been able to obtain financing adequate to its financial needs and management believes that the Company will be able to obtain such new financing.

In the third quarter, the Company issued 50,229 shares of common stock in lieu of payment to several vendors totaling $201,000. This transaction was done on September 23, 2005, reflecting the closing price on that date of $4 per share.

During the nine months ending September 30, 2005, principals of the Company advanced to the Company, specifically the Flexo entity, $150,000 through a series of payments.

At September 30, 2005, the Company had a working capital deficit of $1,841,000 compared to a working capital deficit of $2,790,000 at December 31, 2004. The decrease in the working capital deficit is attributable principally to reduction during the first nine months of 2005 in the balances of the bank line of credit and trade payables, offset partially by reductions in inventory and receivables. If the Company is successful in obtaining substitute financing for its current line of credit, management believes that existing capital resources and cash generated from operations will be sufficient to meet the Company's requirements for at least the next 12 months.

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

Safe Harbor Provision of the Private Securities Litigation Act of 1995 and Forward Looking Statements

The Company operates in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. The market for metalized and latex balloon products is generally characterized by intense competition, frequent new product introductions and changes in customer tastes that can render existing products unmarketable. The statements contained in Item 2 (Management's Discussion and Analysis of Financial Condition and Results of Operation) that are not historical facts may be forward-looking statements (as such term is defined in the rules promulgated pursuant to the Securities Exchange Act of 1934) that are subject to a variety of risks and uncertainties more fully described in the Company's filings with the Securities and Exchange Commission. The forward-looking statements are based on the beliefs of the Company's management, as well as assumptions made by, and information currently available to the Company's management. Accordingly, these statements are subject to significant risks, uncertainties and contingencies which could cause the Company's actual growth, results, performance and business prospects and opportunities in 2005 and beyond to differ materially from those expressed in, or implied by, any such forward-looking statements. Wherever possible, words such as “anticipate,”“plan,”“expect,”“believe,”“estimate,” and similar expressions have been used to identify these forward-looking statements, but are not the exclusive means of identifying such statements. These risks, uncertainties and contingencies include, but are not limited to, competition from, among others, national and regional balloon, packaging and custom film product manufacturers and sellers that have greater financial, technical and marketing resources and distribution capabilities than the Company, the availability of sufficient capital, the maturation and success of the Company's strategy to develop, market and sell its products, risks inherent in conducting international business, risks associated with securing licenses, changes in the Company's product mix and pricing, the effectiveness of the Company's efforts to control operating expenses, general economic and business conditions affecting the Company and its customers in the United States and other countries in which the Company sells and anticipates selling its products and services and the Company's ability to (i) adjust to changes in technology, customer preferences, enhanced competition and new competitors; (ii) protect its intellectual property rights from infringement or misappropriation; (iii) maintain or enhance its relationships with other businesses and vendors; and (iv) attract and retain key employees. There can be no assurance that the Company will be able to identify, develop, market, sell or support new products successfully, that any such new products will gain market acceptance, or that the Company will be able to respond effectively to changes in customer preferences. There can be no assurance that the Company will not encounter technical or other difficulties that could delay introduction of new or updated products in the future. If the Company is unable to introduce new products and respond to industry changes or customer preferences on a timely basis, its business could be materially adversely affected. The Company is not obligated to update or revise these forward-looking statements to reflect new events or circumstances.

Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk

The Company is exposed to various market risks, primarily foreign currency risks and interest rate risks.

The Company’s earnings are affected by changes in interest rates as a result of variable rate indebtedness. If market interest rates for our variable rate indebtedness average 1% more than the interest rate actually paid for the third quarter ending September 30, 2005 and 2004, our interest rate expense would have increased, and income after income taxes would have decreased by $9,514 and $13,675 for these quarters, respectively. These amounts are determined by considering the impact of the hypothetical interest rates on our borrowings. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to reduce our exposure to such change. However, due to the uncertainty of the specific actions we would take and their possible effects, the sensitivity analysis assumes no change in our financial structure.

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

We have performed a sensitivity analysis as of September 30, 2005 that measures the change in the results of our foreign operations arising from a hypothetical 10% adverse movement in the exchange rate of all of the currencies the Company presently has operations in. Using the results of operations for the third quarter of 2005 and 2004 for the Company’s foreign operations as a basis for comparison, an adverse movement of 10% would create a potential reduction in the Company’s net income, or increase its net loss before taxes, in the amount of $20,433 and $18,666 for each of those quarters, respectively.

The Company is also exposed to market risk in changes in commodity prices in some of the raw materials it purchases for its manufacturing needs. However, this presents a risk that would not have a material effect on the Company’s results of operations or financial condition.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures: Our principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2005. Based on such review and evaluation, our chief executive officer and chief financial officer have concluded that, as of such date, our disclosure controls and procedures were adequate and effective to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended (a) is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and (b) is accumulated and communicated to the Company’s management, including the officers, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal controls: There were no significant changes in our internal controls or in other factors that could significantly affect the Company’s disclosure controls and procedures subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in the Company’s internal controls. As a result, no corrective actions were required or undertaken.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

On September 5, 2003, Airgas, Inc., Airgas-Southwest, Inc., Airgas-South, Inc. and Airgas-East, Inc. filed a joint action against CTI Industries Corporation for claimed breach of contract in the Circuit Court of Lake County, Illinois claiming as damages the aggregate amount of $162,242. The Company filed an answer denying the material claims of the complaint, affirmative defenses and a counterclaim. In the action, the plaintiffs claimed that CTI Industries Corporation owed them certain sums for (i) helium sold and delivered, (ii) rental charges with respect to helium tanks and (iii) replacement charges for tanks claimed to have been lost. On November 2, 2004, this matter was settled. The amount agreed to be paid by the Company in settlement totaled $100,000. The first payment of $50,000 was paid on November 15, 2004. The balance of $50,000 was paid in five consecutive $10,000 monthly installments. Final payment was made in May 2005.

On June 4, 2004, Spar Group, Inc. initiated an arbitration proceeding in New York City against the Company. In the proceeding, Spar Group claimed that there was due from the Company to Spar Group a sum for services rendered in the amount of $180,043, plus interest. Spar Group claimed to have rendered services to the Company in various Eckerd stores with respect to the display and ordering of metalized and latex balloons for sale in those stores. The Company filed an answer denying liability with respect to the claim and asserted a counterclaim for damages against Spar Group for breach of its agreement to provide such services. On January 13, 2005, this matter was settled. The amount agreed to be paid by the Company in settlement totaled $100,000. The first payment of $30,000 was paid on February 1, 2005. The balance of $70,000 was payable in seven consecutive $10,000 monthly installments, which commenced on March 1, 2005. The settlement amount was fully accrued as of December 31, 2004. Final payment was made in September 2005.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 23, 2005, the Company sold and issued 50,229 shares of common stock at the price of $4 per share (the market price on the date of the sale) to three vendors in consideration, and in payment and cancellation of, $201,000 due to such vendors. The stock was issued on a restricted basis and was not registered in reliance upon an exemption from registration for sales not involving a public offering.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.  Other Information

The Certifications of the Chief Executive Officer and the Chief Financial Officer of Registrant Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 are attached as Exhibits to this Report on Form 10-Q.

Item 6. Exhibits
The following are being filed as exhibits to this report: *

Exhibit No.	Description
3.1
Third Restated Certificate of Incorporation of CTI Industries Corporation (incorporated by reference to Exhibit A contained in Registrant’s Schedule 14A Definitive Proxy Statement for solicitation of written consent of shareholders, as filed with Commission on October 25, 1999)

3.2	By-laws of CTI Industries Corporation (incorporated by reference to Exhibits, contained in Registrant’s Form SB-2 Registration Statement (File No. 333-31969) effective November 5, 1997)
10.1	Amendment No. 7 to Loan and Security Agreement.
31.1	Sarbanes-Oxley Act Section 302 Certifications for Howard W. Schwan
31.2	Sarbanes-Oxley Act Section 302 Certification for Stephen M. Merrick
32.1	Sarbanes-Oxley Act Section 906 Certification for Stephen M. Merrick, Chief Financial Officer
32.2	Sarbanes-Oxley Act Section 906 Certification for Howard W. Schwan, Chief Executive Officer

* Also incorporated by reference the Exhibits filed as part of the SB-2 Registration Statement of the Registrant, effective November 5, 1997, and subsequent periodic filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CTI INDUSTRIES CORPORATION

Dated: November 21, 2005	By:	/s/ Howard W. Schwan
Howard W. Schwan, President

By:	/s/ Stephen M. Merrick
Stephen M. Merrick
Executive Vice President and
Chief Financial Officer

CTI Industries Corporation and Subsidiaries
Consolidated Balance Sheets

	September 30, 2005	December 31, 2004
ASSETS	(Unaudited)
Current assets:
Cash	$202,603	$526,470
Accounts receivable, (less allowance for doubtful accounts of $396,000 and $404,000 respectively)	4,016,112	6,123,137
Inventories, net	7,016,758	8,348,494
Prepaid expenses and other current assets	509,572	646,805

Total current assets	11,745,045	15,644,906

Property, plant and equipment:
Machinery and equipment	18,668,917	18,451,428
Building	2,602,922	2,614,271
Office furniture and equipment	1,975,948	1,926,371
Land	250,000	250,000
Leasehold improvements	657,760	640,428
Fixtures and equipment at customer locations	2,330,483	2,286,814
Projects under construction	97,848	55,650
	26,583,878	26,224,962
Less : accumulated depreciation and amortization	(16,726,770)	(15,636,451)

Total property, plant and equipment, net	9,857,108	10,588,511

Other assets:
Deferred financing costs, net	53,878	120,375
Goodwill	1,113,108	1,113,108
Net deferred income tax asset	144,130	175,288
Other assets	59,379	245,376

Total other assets	1,370,495	1,654,147

TOTAL ASSETS	$22,972,648	$27,887,564

LIABILITIES AND STOCKHOLDERS' EQUITY

Checks written in excess of bank balance	$329,310	$513,417
Trade payables	5,489,177	6,147,969
Line of credit	3,915,663	6,401,225
Notes payable - current portion (related party $45,000 and $60,000)	2,735,411	3,560,669
Accrued liabilities	1,145,507	1,811,775

Total current liabilities	13,615,068	18,435,055

Long-term liabilities:
Other liabilities (related parties $697,000 and $517,000)	1,608,898	1,371,364
Notes payable	2,823,181	2,864,129
Notes payable - officers	2,196,174	2,255,616

Total long-term liabilities	6,628,253	6,491,109

Minority interest	11,368	10,230
Commitments and contingency	—	—
Stockholders' equity:
Preferred Stock - no par value, 2,000,000 shares authorized, 0 shares issued and outstanding	—	—

Common stock - no par value, 5,000,000 shares authorized,2,268,216 and 2,185,896 shares issued, 2,036,474 and 1,954,100 shares outstanding, respectively	3,764,020	3,764,020

Class B Common stock - no par value, 500,000 shares authorized, 0 shares issued and outstanding	—	—
Paid-in-capital	5,869,828	5,615,411
Warrants issued in connection with subordinated debt and bank debt	595,174	595,174
Accumulated deficit	(6,392,832)	(6,007,437)
Accumulated other comprehensive earnings	(179,117)	(76,884)
Less:
Treasury stock - 231,796 shares	(939,114)	(939,114)

Total stockholders' equity	2,717,959	2,951,170
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$22,972,648	$27,887,564

See accompanying notes to condensed consolidated unaudited statements

CTI Industries Corporation and Subsidiaries
Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ending September 30,
	2005	2004	2005	2004
Net Sales	$6,033,831	$8,125,521	$22,709,784	$28,611,290
Cost of Sales	4,791,645	6,455,743	18,010,651	22,762,114
Gross profit	1,242,186	1,669,778	4,699,133	5,849,176

Operating expenses:
General and administrative	987,069	1,077,502	3,027,127	3,241,292
Selling	246,623	380,300	795,789	1,127,586
Advertising and marketing	165,738	242,491	602,346	917,980

Total operating expenses	1,399,430	1,700,292	4,425,262	5,286,858

(Loss) income from operations	(157,244)	(30,514)	273,871	562,318

Other (expense) income :
Interest expense	(281,047)	(339,953)	(868,154)	(1,009,917)
Gain on sale of assets	—	107,475	—	122,499
Foreign currency (loss) gain	(3,798)	62,202	216,853	126,044
Other (loss) gain		(40,553)		370,249

Total other expense	(284,845)	(210,829)	(651,301)	(391,125)

(Loss) income before income taxes and minority interest	(442,089)	(241,343)	(377,430)	171,193

Income tax (benefit) expense	(25,544)	(90,850)	8,168	84,279

(Loss) income before minority interest	(416,545)	(150,493)	(385,598)	86,914

Minority interest in (income) loss of subsidiary	(278)	(123)	(203)	1,064

Net (loss) income	$(416,267)	$(150,370)	$(385,395)	$85,850

(Loss) income applicable to common shares	$(416,267)	$(150,370)	$(385,395)	$85,850

Basic (loss) income per common share	$(0.21)	$(0.08)	$(0.20)	$0.04

Diluted (loss) income per common share	$(0.21)	$(0.08)	$(0.20)	$0.04

Weighted average number of shares and equivalent shares of common stock outstanding:
Basic	1,963,615	1,932,692	1,957,283	1,923,212
Diluted	1,963,615	1,932,692	1,957,283	1,991,766

See accompanying notes to condensed consolidated unaudited statements

CTI Industries Corporation and Subsidiaries
Consolidated Statements of Cash Flows
	For the 9 Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net (loss) income	$(385,395)	$85,850
Adjustment to reconcile net (loss) income to cash
(used in) provided by operating activities:
Depreciation and amortization	1,105,608	1,288,416
Deferred gain on sale/leaseback	—	(175,273)
Amortization of debt discount	30,558	188,619
Minority interest in (loss) income of subsidiary	(278)	967
Provision for losses on accounts receivable	100,000	150,000
Provision for losses on inventories	150,000	160,000
Shares issued for services	200,917	—
Deferred income taxes	8,168	84,298
Change in operating assets and liabilities:
Accounts receivable	2,007,025	(760,830)
Inventories	1,181,736	(720,482)
Current and other assets	389,723	(241,391)
Trade payables, accrued and other liabilities	(1,323,641)	(393,130)

Net cash provided by (used in) operating activities	3,464,421	(332,956)

Cash flows from investing activities:

Purchases of property, plant and equipment	(289,000)	(160,614)
Proceeds from sale of property and equipment	—	2,185

Net cash used in investing activities	(289,000)	(158,429)

Cash flows from financing activities:
Checks written in excess of bank balance	(184,107)	366,185
Net change in revolving line of credit	(2,485,562)	2,213,039
Proceeds from issuance of long-term debt	267,040	74,224
Repayment of long-term debt (related parties $45,000 and $45,000)	(962,721)	(2,188,062)
Proceeds from exercise of stock options	53,501	—
Cash paid for deferred financing fees	—	(12,880)

Net cash (used in) provided by financing activities	(3,311,849)	452,506

Effect of exchange rate changes on cash	(187,439)	116,616

Net (decrease) increase in cash	(323,867)	77,737

Cash at beginning of period	526,470	329,742

Cash at end of period	$202,603	$407,479

See accompanying notes to condensed consolidated unaudited statements

Supplemental disclosure of cash flow information:
Cash payments for interest	896,945	868,764
Cash payments for taxes	86,120	—

Supplemental disclosure of non-cash activity:
Settlement of liability with third party
via ownership transfer of long-term asset	—	$241,268

Stock issued for investment banking services at fair value	—	$61,079

Stock issued to select consultants in lieu of cash	200,916	—

See accompanying notes to condensed consolidated Unaudited statements

CTI Industries Corporation and Subsidiaries
Consolidated Earnings per Share

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Basic

Weighted average number of shares of common stock outstanding during the period	1,963,615	1,932,692	1,957,283	1,923,212

Net (loss) income	$(416,267)	$(150,370)	$(385,395)	$85,850

Amount for per share computation	$(416,267)	$(150,370)	$(385,395)	$85,850

Per share amount	$(0.21)	$(0.08)	$(0.20)	$0.04

Diluted

Weighted average number of shares of common stock outstanding during the period	1,963,615	1,932,692	1,957,283	1,923,212

Net additional shares assuming stock options and warrants exercised and proceeds used to purchase treasury stock	—	—	—	68,554

Weighted average number of shares and equivalent shares of common stock outstanding during the period	1,963,615	1,932,692	1,957,283	1,991,766

Net (loss) income	$(416,267)	$(150,370)	$(385,395)	$85,850

Amount for per share computation	$(416,267)	$(150,370)	$(385,395)	$85,850

Per share amount	$(0.21)	$(0.08)	$(0.20)	$0.04

See accompanying notes to consolidated unaudited statements

CTI Industries Corporation and Subsidiaries Notes to
Unaudited Condensed Consolidated Financial Statements

Note 1 - Basis of Presentation

The accompanying financial statements are unaudited but in the opinion of management contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the financial position and the results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Operating results for the nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2004.

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

The accompanying financial statements have been prepared assuming that CTI Industries Corporation (the “Company”) will continue as a going concern. The Company has incurred significant recurring operating losses and has an accumulated deficit of $6,392,832 as of September 30, 2005. The Company also has limited ability to borrow additional funds under its line of credit and the Company and its bank have agreed that the loan agreement among them will terminate on December 31, 2005. The Company is dependent on the completion of new senior debt financing in order to continue operations. Management of the Company is engaged in an effort to obtain new senior debt, or other, financing. The Company has received non-binding proposals from several institutions for senior debt financing and certain shareholders of the Company have communicated a willingness to the Company to provide additional financing. Management believes that it will be able to conclude new senior debt financing at or about December 31, 2005. Without any new financing, or an agreement on the part of the existing lender to provide an extension of the existing line of credit after December 31, 2005, the ability of the Company to continue operations will be adversely affected. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Stock-Based Compensation

As of September 30, 2005, the Company had four stock-based compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. The Company recognizes compensation cost for stock-based compensation awards equal to the difference between the quoted market price of the stock at the date of grant or award and the price to be paid by the employee upon exercise in accordance with the provisions of APB No. 25. Based upon the terms of Company's current stock option plans, the stock price on the date of grant and price paid upon exercise are the same. Accordingly, no stock-based employee compensation cost has been recognized, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. No stock options were granted during the three or nine months ended September 30, 2005 or 2004. The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”, an amendment of SFAS Statement no. 123 (“SFAS N0. 148”). The following table illustrates the effect on net income and earnings per share had compensation cost for all of the stock-based compensation plans been determined based on the grant date fair value of awards.

	For the Three Months Ending September 30,		For the Nine Months Ending September 30,
	2005	2004	2005	2004
Net (Loss) Income:
Reported	$(416,267)	$(150,370)	$(385,395)	$85,850
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	0	0	0	0
Proforma net (loss) income	(416,267)	(150,370)	(385,395)	85,850
Net (loss) income per share:
Basic - As reported	(0.21)	(0.08)	(0.20)	0.04
Basic - Proforma	(0.21)	(0.08)	(0.20)	0.04
Diluted - As reported	(0.21)	(0.08)	(0.20)	0.04
Diluted - Proforma	(0.21)	(0.08)	(0.20)	0.04

Note 2 - Legal Proceedings

On September 5, 2003, Airgas, Inc., Airgas-Southwest, Inc., Airgas-South, Inc. and Airgas-East, Inc. filed a joint action against CTI Industries Corporation for claimed breach of contract in the Circuit Court of Lake County, Illinois claiming as damages the aggregate amount of $162,242. The Company filed an answer denying the material claims of the complaint, affirmative defenses and a counterclaim. In the action, the plaintiffs claimed that CTI Industries Corporation owed them certain sums for (i) helium sold and delivered, (ii) rental charges with respect to helium tanks and (iii) replacement charges for tanks claimed to have been lost. On November 2, 2004, this matter was settled. The amount agreed to be paid by the Company in settlement totaled $100,000. The first payment of $50,000 was paid on November 15, 2004. The balance of $50,000 was paid in five consecutive $10,000 monthly installments. This amount was fully accrued as of the settlement date. Final payment was made in May 2005.

On June 4, 2004, Spar Group, Inc. initiated an arbitration proceeding in New York City against the Company. In the proceeding, Spar Group claimed that there was due from the Company to Spar Group a sum for services rendered in the amount of $180,043, plus interest. Spar Group claimed to have rendered services to the Company in various Eckerd stores with respect to the display and ordering of metalized and latex balloons for sale in those stores. The Company filed an answer denying liability with respect to the claim and asserted a counterclaim for damages against Spar Group for breach of its agreement to provide such services. On January 13, 2005, this matter was settled. The amount agreed to be paid by the Company in settlement totaled $100,000. The first payment of $30,000 was paid on February 1, 2005. The balance of $70,000 was payable in seven consecutive $10,000 monthly installments, which commenced on March 1, 2005. The settlement amount was fully accrued as of December 31, 2004. Final payment was made in September 2005.

In addition, the Company is party to certain lawsuits arising in the normal course of business. The ultimate outcome of these matters is unknown but, in the opinion of management, the settlement of these matters is not expected to have a significant effect on the future financial position or results of operations of the Company.

Note 3 - Comprehensive (Loss) Income

Other comprehensive loss comprised of loss from foreign currency translation amounted to ($14,866) and ($11,982) for the three months ending September 30, 2005 and 2004, respectively. Other comprehensive (loss) income comprised of (loss) income from foreign currency translation amounted to ($102,233) and $116,616 for the nine months ending September 30, 2005 and 2004, respectively.

Note 4 - Inventories, net

	September 30, 2005	December 31, 2004
Raw materials	$602,143	$888,644
Work in process	694,468	806,495
Finished goods	5,954,991	6,840,068
Allowance, excess quantities	(234,844)	(186,713)
Inventories, net	$7,016,758	$8,348,494

Note 5 - Geographic Segment Data

The Company has determined that it operates primarily in one business segment which designs, manufactures and distributes film products for use in packaging and novelty balloon products. The Company operates in foreign and domestic regions. Information about the Company's operations by geographic areas is as follows:

	Net Sales		Net Sales
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
United States	$4,507,000	$6,835,000	$17,766,000	$24,508,000
Mexico	932,000	638,000	2,906,000	2,049,000
United Kingdom	595,000	653,000	2,038,000	2,054,000
	$6,034,000	$8,126,000	$22,710,000	$28,611,000

	Total Assets at
	September 30, 2005	December 31, 2004
United States	$20,065,000	$24,072,000
Mexico	5,043,000	5,319,000
United Kingdom	1,695,000	1,989,000
Eliminations	(3,830,000)	(3,492,000)
	$22,973,000	$27,888,000

Note 6 - Concentration of Credit Risk

Concentration of credit risk with respect to trade accounts receivable is generally limited due to the number of entities comprising the Company's customer base. The Company performs ongoing credit evaluations and provides an allowance for potential credit losses against the portion of accounts receivable which is estimated to be uncollectable. Such losses have historically been within management's expectations. During the three months ending September 30, 2005, there were two customers whose purchases represented more than 10% of the Company’s sales. The sales to each of these customers for the three months ended September 30, 2005 were, respectively, $1,201,000 or 20% of net sales for the quarter and $1,062,000 or 18% of net sales respectively. Sales to these customers in the same period of 2004 were $1,532,000 or 19% of net sales and $1,271,000 or 16% of net sales, respectively. For the quarter ending September 30, 2005, the total amount owed by these customers was $638,000 and $234,000, respectively. The balances owed at September 30, 2004 were $932,000 and $241,000, respectively. During the first nine months of 2005, there were three customers whose purchases represented more than 10% of the Company’s sales. Sales to each of these customers for the nine months ended September 30, 2005 were, respectively: $5,403,000 or 24% of net sales, $3,219,000 or 14% of total sales and $2,454,000 or 11% of net sales. Sales to these customers for the same period in 2004 were $5,478,000 or 19%, $3,694,000 or 13% and $3,060,000 or 11%, respectively.

Note 7 - Bank Loan

The Company is party to a loan agreement with a bank providing for a term loan and revolving loan to the Company. As of September 30, 2005, the aggregate balances outstanding under these loans was $5,856,000. The Company relies on the availability of advances under this loan agreement for liquidity. The Company and the bank have agreed that the loan agreement will expire on December 31, 2005. The Company is engaged in an effort to obtain alternative senior debt financing and has received several non-binding proposals for such financing. In the event that the Company is unable to secure alternative senior debt financing by December 31, 2005, or an extension of its current line of credit, the Company’s ability to continue operations will be adversely affected. There can be no assurance that the Company will be able to obtain the required new financing on terms acceptable to the Company, if at all, or to obtain an extension of its current line of credit beyond December 31, 2005. However, the Company has, historically, been able to obtain financing adequate to its needs and management believes that the Company will be able to obtain such new financing.

Certain terms of the loan agreement among the Company and its bank require the Company to maintain a specified level of tangible net worth and a ratio of EBITDA to fixed charges. The Company was in compliance with the covenant related to tangible net worth as of September 30, 2005 and has received a waiver from the bank regarding the EBITDA to fixed charges covenant.

Note 8 - Related Party Transactions

John H. Schwan, is Chairman of the Company. Mr. Schwan is President of Packaging Systems, L.L.C. and affiliated companies. The Company made purchases of packaging materials from Packaging Systems in the amount of $108,000 and $110,000 during the three months ended September 30, 2005 and 2004, respectively. For the nine-month period, the amount purchased was $219,000 and $240,000, respectively. Mr. Schwan was paid $6,000 for services provided to the Company for each of the first three quarters of 2005. John Schwan and Howard W. Schwan are brothers.

Stephen M. Merrick, Executive Vice President and Secretary of the Company, is a principal of the law firm of Merrick & Associates, P.C., which serves as general counsel of the Company. In addition, Mr. Merrick is a principal stockholder of the Company. Legal fees incurred from the firm of Merrick & Associates, P.C. for the quarter ending September 30, 2005 and September 30, 2004 were $11,000 and $22,000, respectively. For the nine-month period, the amount paid was $78,000 and $113,000. During the quarter, Mr. Merrick was paid $12,000 for services provided to the company, the same amount as the first two quarters.

Interest payments have been made to John H. Schwan and Stephen M. Merrick for loans made to the Company. These interest payments for the three months ending September 30, 2005 totaled $37,000 and $12,000, respectively. In 2004, for the three months ending September 30, 2004, the amounts were $37,000 and $14,000, respectively.

The total debt due to Mssrs. Schwan and Merrick classified as long-term debt approximating $2,225,000 will not be due before October 1, 2006.

In the second quarter Mssrs. Schwan and Merrick secured a short-term note to Cole Taylor Bank in the amount of $600,000 pledging marketable securities and real estate interests. At the end of the third quarter, the balance on this note was $195,000. The note will be paid in full during the fourth quarter.

During the third quarter, Mssrs. Schwan and Merrick loaned an aggregate of $150,000 to Flexo Universal. The loans are due on demand and bear interest at the rate of 7% per annum.

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

Note 9 - Reclassifications

Reclassifications were made to the year-end 2004 balance sheet to conform to the third quarter 2005 presentation.

Note 10 - New Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections - a replacement of APB No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 replaces APB No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements” and changes the requirements for the accounting for and reporting of a change in accounting principles. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not anticipate that adoption of SFAS 154 will have a material impact on its financial position, results of operations or its cash flows.