Form 10-Q/A
period 2005-09-30
CTI INDUSTRIES CORP
filed 2005-11-22
CIK 1042187

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

This Amendment #1 restates the form 10-Q in its entirety. Amended text items (other than headings) are in bold format.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

The following consolidated financial statements of the Registrant are attached to this Form 10-Q/A:

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

Selling. For the three months ending September 30, 2005, selling expenses were $247,000 or 4% of net sales for the quarter, compared to $380,000 or 4% of net sales for the same three months of 2004. For the nine months ended September 30, 2005, selling expenses were $796,000 or 4% of net sales, compared to $1,128,000 or 4% of net sales for the same period in 2004. The decrease in selling expense is attributable to reductions in salary and royalty expenses in the metalized balloon product line. The Company expects no additional significant change in selling expenses for the remainder of 2005.

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

Financial Condition, Liquidity and Capital Resources

Cash Flow Items. The Company generated cash flow from operations during the nine months ended September 30, 2005 of $3,487,000, compared to cash used in operations during the nine months ended September 30, 2004 of $333,000.

Significant changes in working capital items during the nine months ended September 30, 2005 consisted of (i) a decrease in inventory of $1,288,000, due to an effort by the Company to decrease its investment in inventory and to minimize its distribution costs, (ii) a decrease in receivables of $2,099,000, due primarily to the reduction in sales and (iii) a decrease in accounts payable and accrued expenses of $1,324,000. We do not anticipate significant reductions in the levels of inventory or receivables during the remainder of 2005. Depreciation during the nine months ended September 30, 2005 was $1,106,000 and is expected to continue at approximately that rate during the balance of the year.

Investment Activities. During the nine months ended September 30, 2005, cash used in investing activities was $289,000, compared to $158,000 in the nine months of 2004. The cash used in investing activities in the first nine months of 2005 and of 2004 was used for the purchase or improvement of machinery and equipment.

Financing Activities. For the nine months ended September 30, 2005, cash used in financing activities was $3,335,000. The use of cash was for payments on the revolving line of credit of the Company of $2,486,000 and for repayment of long-term debt of $986,000. Cash flow provided by financing activities during the nine months ended September 30, 2004 was $453,000.

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

The Company and the bank have agreed not to renew the senior loan agreement currently in place ($5,856,000 as of September 30, 2005) which expires on December 31, 2005. The Company is obligated to pay all of the outstanding balance of the loan as of that date. The Company is engaged in an effort to obtain replacement senior debt financing and has received several non-binding proposals for replacement financing. In the event that the Company is unable to secure replacement senior debt financing by December 31, 2005, or an extension of its current line of credit, the Company’s ability to continue operations will be adversely affected. There can be no assurance that the Company will be able to obtain the required replacement financing on terms acceptable to the Company, if at all, or to obtain an extension of its current line of credit beyond December 31, 2005. However, the Company has historically been able to obtain financing adequate to its financial needs and management believes that the Company will be able to obtain such replacement financing.

In the third quarter, the Company issued 50,229 shares of common stock in lieu of payment to several consultants totaling $201,000. This transaction was done on September 23, 2005, reflecting the closing price on that date of $4 per share.

During the nine months ending September 30, 2005, principals of the Company advanced to the Company, specifically the Flexo entity, $150,000 through a series of payments. Such amounts are not due before October 1, 2006.

The Company has certain notes outstanding to vendors, payment on some of which are past the due date. The Company continues to make payments on such notes with the informal consent of the note holders.

At September 30, 2005, the Company had a working capital deficit of $1,870,000 compared to a working capital deficit of $2,790,000 at December 31, 2004. The decrease in the working capital deficit is attributable principally to reduction during the first nine months of 2005 in the balances of the bank line of credit and trade payables, offset partially by reductions in inventory and receivables. If the Company is successful in obtaining replacement financing for its current line of credit, management believes that existing capital resources and cash generated from operations will be sufficient to meet the Company's requirements for at least the next 12 months.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 23, 2005, the Company issued 50,229 shares of common stock at the price of $4 per share (the market price on the date of the issuance) to three consultants in consideration, and in payment and cancellation of, $201,000 due to such consultants. The stock was issued on a restricted basis and was not registered in reliance upon an exemption from registration for sales not involving a public offering.

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
Stephen M. Merrick
Executive Vice President and
Chief Financial Officer

CTI Industries Corporation and Subsidiaries
Consolidated Balance Sheets

	September 30, 2005	December 31, 2004
ASSETS	(Unaudited)
Current assets:
Cash	$202,603	$526,470
Accounts receivable, (less allowance for doubtful accounts of $396,000 and $404,000 respectively)	4,016,112	6,123,137
Inventories, net	7,016,758	8,348,494
Prepaid expenses and other current assets	509,572	646,805

Total current assets	11,745,045	15,644,906

Property, plant and equipment:
Machinery and equipment	18,668,917	18,451,428
Building	2,602,922	2,614,271
Office furniture and equipment	1,975,948	1,926,371
Land	250,000	250,000
Leasehold improvements	657,760	640,428
Fixtures and equipment at customer locations	2,330,483	2,286,814
Projects under construction	97,848	55,650
	26,583,878	26,224,962
Less : accumulated depreciation and amortization	(16,726,770)	(15,636,451)

Total property, plant and equipment, net	9,857,108	10,588,511

Other assets:
Deferred financing costs, net	53,878	120,375
Goodwill	1,113,108	1,113,108
Net deferred income tax asset	144,130	175,288
Other assets	59,379	245,376

Total other assets	1,370,495	1,654,147

TOTAL ASSETS	$22,972,648	$27,887,564

LIABILITIES AND STOCKHOLDERS' EQUITY

Checks written in excess of bank balance	$329,310	$513,417
Trade payables	5,489,177	6,147,969
Line of credit	3,915,663	6,401,225
Notes payable - current portion (related party $45,000 and $60,000)	2,735,411	3,560,669
Accrued liabilities	1,145,507	1,811,775

Total current liabilities	13,615,068	18,435,055

Long-term liabilities:
Other liabilities (related parties $667,000 and $517,000)	1,608,898	1,371,364
Notes payable	2,823,181	2,864,129
Notes payable - officers	2,196,174	2,255,616

Total long-term liabilities	6,628,253	6,491,109

Minority interest	11,368	10,230
Commitments and contingency	—	—
Stockholders' equity:
Preferred Stock - no par value, 2,000,000 shares authorized, 0 shares issued and outstanding	—	—

Common stock - no par value, 5,000,000 shares authorized,2,268,216 and 2,185,896 shares issued, 2,036,474 and 1,954,100 shares outstanding, respectively	3,764,020	3,764,020

Class B Common stock - no par value, 500,000 shares authorized, 0 shares issued and outstanding	—	—
Paid-in-capital	5,869,828	5,615,411
Warrants issued in connection with subordinated debt and bank debt	595,174	595,174
Accumulated deficit	(6,392,832)	(6,007,437)
Accumulated other comprehensive earnings	(179,117)	(76,884)
Less:
Treasury stock - 231,796 shares	(939,114)	(939,114)

Total stockholders' equity	2,717,959	2,951,170
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$22,972,648	$27,887,564

See accompanying notes to condensed consolidated unaudited statements

CTI Industries Corporation and Subsidiaries
Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ending September 30,
	2005	2004	2005	2004
Net Sales	$6,033,831	$8,125,521	$22,709,784	$28,611,290
Cost of Sales	4,791,645	6,455,743	18,010,651	22,762,114
Gross profit	1,242,186	1,669,778	4,699,133	5,849,176

Operating expenses:
General and administrative	987,069	1,077,502	3,027,127	3,241,292
Selling	246,623	380,300	795,789	1,127,586
Advertising and marketing	165,738	242,490	602,346	917,980

Total operating expenses	1,399,430	1,700,292	4,425,262	5,286,858

(Loss) income from operations	(157,244)	(30,514)	273,871	562,318

Other (expense) income :
Interest expense	(281,047)	(339,953)	(868,154)	(1,009,917)
Gain on sale of assets	—	107,475	—	122,499
Foreign currency (loss) gain	(3,798)	62,202	216,853	126,044
Other (loss) gain		(40,553)		370,249

Total other expense	(284,845)	(210,829)	(651,301)	(391,125)

(Loss) income before income taxes and minority interest	(442,089)	(241,343)	(377,430)	171,193

Income tax (benefit) expense	(25,544)	(90,850)	8,168	84,279

(Loss) income before minority interest	(416,545)	(150,493)	(385,598)	86,914

Minority interest in (income) loss of subsidiary	(278)	(123)	(203)	1,064

Net (loss) income	$(416,267)	$(150,370)	$(385,395)	$85,850

(Loss) income applicable to common shares	$(416,267)	$(150,370)	$(385,395)	$85,850

Basic (loss) income per common share	$(0.21)	$(0.08)	$(0.20)	$0.04

Diluted (loss) income per common share	$(0.21)	$(0.08)	$(0.20)	$0.04

Weighted average number of shares and equivalent shares of common stock outstanding:
Basic	1,963,615	1,932,692	1,957,283	1,923,212
Diluted	1,963,615	1,932,692	1,957,283	1,991,766

See accompanying notes to condensed consolidated unaudited statements

CTI Industries Corporation and Subsidiaries
Consolidated Statements of Cash Flows
	For the 9 Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net (loss) income	$(385,395)	$85,850
Adjustment to reconcile net (loss) income to cash
(used in) provided by operating activities:
Depreciation and amortization	1,105,608	1,288,416
Deferred gain on sale/leaseback	—	(175,273)
Amortization of debt discount	30,558	188,619
Minority interest in (loss) income of subsidiary	(278)	967
Provision for losses on accounts receivable, net	8,000	150,000
Provision for losses on inventories, net	48,000	160,000
Shares issued for services	200,916	—
Deferred income taxes	31,158	84,298
Change in operating assets and liabilities:
Accounts receivable	2,099,025	(760,830)
Inventories	1,287,736	(720,482)
Current and other assets	389,723	(241,391)
Trade payables, accrued and other liabilities	(1,323,641)	(393,130)

Net cash provided by (used in) operating activities	3,487,410	(332,956)

Cash flows from investing activities:

Purchases of property, plant and equipment	(289,000)	(160,614)
Proceeds from sale of property and equipment	—	2,185

Net cash used in investing activities	(289,000)	(158,429)

Cash flows from financing activities:
Checks written in excess of bank balance	(184,107)	366,185
Net change in revolving line of credit	(2,485,562)	2,213,039
Proceeds from issuance of long-term debt (received from related parties $150,000 and $130,000)	267,040	74,224
Repayment of long-term debt (related parties $45,000 and $45,000)	985,711	(2,188,062)
Proceeds from exercise of stock options	53,501	—
Cash paid for deferred financing fees	—	(12,880)

Net cash (used in) provided by financing activities	(3,334,839)	452,506

Effect of exchange rate changes on cash	(187,439)	116,616

Net (decrease) increase in cash	(323,867)	77,737

Cash at beginning of period	526,470	329,742

Cash at end of period	$202,603	$407,479

See accompanying notes to condensed consolidated unaudited statements

Supplemental disclosure of cash flow information:
Cash payments for interest	896,945	868,764
Cash payments for taxes	86,120	—

Supplemental disclosure of non-cash activity:
Settlement of liability with third party
via ownership transfer of long-term asset	—	$241,268

Stock issued for investment banking services at fair value	—	$61,079

Stock issued to select consultants in lieu of cash	200,916	—

See accompanying notes to condensed consolidated Unaudited statements

CTI Industries Corporation and Subsidiaries
Consolidated Earnings per Share

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Basic

Weighted average number of shares of common stock outstanding during the period	1,963,615	1,932,692	1,957,283	1,923,212

Net (loss) income	$(416,267)	$(150,370)	$(385,395)	$85,850

Amount for per share computation	$(416,267)	$(150,370)	$(385,395)	$85,850

Per share amount	$(0.21)	$(0.08)	$(0.20)	$0.04

Diluted

Weighted average number of shares of common stock outstanding during the period	1,963,615	1,932,692	1,957,283	1,923,212

Net additional shares assuming stock options and warrants exercised and proceeds used to purchase treasury stock	—	—	—	68,554

Weighted average number of shares and equivalent shares of common stock outstanding during the period	1,963,615	1,932,692	1,957,283	1,991,766

Net (loss) income	$(416,267)	$(150,370)	$(385,395)	$85,850

Amount for per share computation	$(416,267)	$(150,370)	$(385,395)	$85,850

Per share amount	$(0.21)	$(0.08)	$(0.20)	$0.04

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

The accompanying financial statements have been prepared assuming that CTI Industries Corporation (the “Company”) will continue as a going concern. The Company has incurred significant recurring operating losses and has an accumulated deficit of $6,393,000 as of September 30, 2005. The Company also has limited ability to borrow additional funds under its line of credit and the Company and its bank have agreed that the loan agreement among them will terminate on December 31, 2005. The Company is dependent on the completion of new senior debt financing in order to continue operations. Management of the Company is engaged in an effort to obtain replacement senior debt, or other, financing. The Company has received non-binding proposals from several institutions for senior debt financing and certain shareholders of the Company have communicated a willingness to the Company to provide additional financing. Management believes that it will be able to conclude replacement senior debt financing at or about December 31, 2005. Without any replacement financing, or an agreement on the part of the existing lender to provide an extension of the existing line of credit after December 31, 2005, the ability of the Company to continue operations will be adversely affected. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company has certain notes outstanding to vendors, payment on some of which are past the due date. The Company continues to make payment on such notes with the informal consent of the note holders.

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

Note 7 - Bank Loan

The Company is party to a loan agreement with a bank providing for a term loan and revolving loan to the Company. As of September 30, 2005, the aggregate balances outstanding under these loans was $5,856,000. The Company relies on the availability of advances under this loan agreement for liquidity. The Company and the bank have agreed that the loan agreement will expire on December 31, 2005. The Company is engaged in an effort to obtain replacement senior debt financing and has received several non-binding proposals for such financing. In the event that the Company is unable to secure replacement senior debt financing by December 31, 2005, or an extension of its current line of credit, the Company’s ability to continue operations will be adversely affected. There can be no assurance that the Company will be able to obtain the required replacement financing on terms acceptable to the Company, if at all, or to obtain an extension of its current line of credit beyond December 31, 2005. However, the Company has, historically, been able to obtain financing adequate to its needs and management believes that the Company will be able to obtain such replacement financing.

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

During the third quarter, Mssrs. Schwan and Merrick loaned an aggregate of $150,000 to Flexo Universal. The loans bear interest at the rate of 7% per annum, and are not due before October 1, 2006.

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