Form 10-K
period 2005-12-31
CTI INDUSTRIES CORP
filed 2006-04-14
CIK 1042187

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO
SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2005

Commission File Number
000-23115

CTI INDUSTRIES CORPORATION
(Exact name of Registrant as specified in its charter)

Illinois (State or other jurisdiction of incorporation or organization)	36-2848943 (I.R.S. Employer Identification Number)

22160 North Pepper Road Barrington, Illinois (Address of principal executive offices)	60010 (Zip Code)

(847) 382-1000
Registrant’s telephone number, including area code

Securities registered pursuant to Sections 12(b) and 12(g) of the Act:

Title of Class	Name of each exchange on which registered:
Common Stock, no par value	NASDAQ Capital Market

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229,405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐     Accelerated filer  ☐     Non-accelerated filer  ☑

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Based upon the closing price of $1.85 per share of the Registrant’s Common Stock as reported on NASDAQ Capital Market tier of The NASDAQ Stock Market on June 30, 2005, the aggregate market value of the voting common stock held by non-affiliates of the Registrant was then approximately $1,918,931. (The determination of stock ownership by non-affiliates was made solely for the purpose of responding to the requirements of the Form and the Registrant is not bound by this determination for any other purpose.)

The number of shares outstanding of the Registrant’s Common Stock as of March 31, 2006 was 2,036,474 (excluding treasury shares).

Documents Incorporated by Reference: None

TABLE OF CONTENTS

INDEX

Part I

Item No. 1	Business	1
Item No. 1A	Risk Factors	13
Item No. 2	Properties	19
Item No. 3	Legal Proceedings	20
Item No. 4	Submission of Matters to a Vote of Security Holders	20

Part II

Item No. 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	21
Item No. 6	Selected Financial Data	24
Item No. 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item No. 7A	Quantitative and Qualitative Disclosures Regarding Market Risk	39
Item No. 8	Financial Statements and Supplementary Data	40
Item No. 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	40
Item No. 9A	Controls and Procedures	40

Part III

Item No. 10	Directors and Executive Officers of the Registrant	42
Item No. 11	Executive Compensation	46
Item No. 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	49
Item No. 13	Certain Relationships and Related Transactions	52
Item No. 14	Principal Accounting Fees and Services	53

Part IV

Item No. 15	Exhibits and Financial Statement Schedules	55

FORWARD-LOOKING STATEMENTS

This annual report includes both historical and “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future results. Words such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” or similar words are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Although we believe that our opinions and expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements, and our actual results may differ substantially from the views and expectations set forth in this annual report. We disclaim any intent or obligation to update any forward-looking statements after the date of this annual report to conform such statements to actual results or to changes in our opinions or expectations. These forward-looking statements are affected by risks, uncertainties and assumptions that we make, including, among other things, the factors that are described in “Item No. 1A - Risk Factors.”

PART I

Item No. 1 Description of Business

Business Overview

We develop, produce, market and sell two principal lines of products:

•	Novelty products, principally balloons, including metalized balloons, latex balloons, punch balls and other inflatable toy items, and

•	Specialty and printed films and flexible containers, for food packaging, specialized consumer uses and various commercial applications.

We focus our business and efforts on the printing, processing and converting of plastic film, and of latex, into finished products. We:

•	Coat and laminate plastic film. Generally, we adhere polyethylene film to another film such as nylon or polyester

•	Print plastic film and latex balloons. We print films, both plastic and latex with a variety of graphics for use as packaging film or for balloons.

•	Convert printed plastic film to balloons.

•	Convert plastic film to flexible containers. These finished products are used to store and package food and for storage of a variety of personal items.

•	Convert latex to balloons and other novelty items.

We market and sell metalized and latex balloons in the United States and in several other countries. We supply coated, laminated and printed films to a number of companies who generally convert these films into containers for the packaging of food and other items. We supply flexible containers to companies who (i) use them for packaging of food or other items or (ii) market them to consumers who use them for the storage of personal items. We also market containers to and through retail outlets for use by consumers with sealing devices to store food items in their homes. In March 2006, we announced that we are completing the development of, and will produce, market and sell a line of pouches for use by consumers to store food items. The pouches include a resealable closure system and a valve permitting the evacuation of air from the pouch by a small pump device which we will also supply.

We were organized in 1976 and, initially, engaged in the business of manufacturing “bag-in-box” plastic packaging systems. We sold our assets related to bag-in-box packaging systems in 1985. In 1978, we began manufacturing metalized balloons (sometimes referred to as "foil" balloons), which are balloons made of a base material (usually nylon or polyester) having vacuum deposited aluminum and polyethylene coatings. These balloons remain buoyant when filled with helium for much longer periods than latex balloons and permit the printing of graphic designs on the surface.

In 1985, we began marketing latex balloons and, in 1988 we began manufacturing latex balloons. In 1994, we sold our latex balloon manufacturing equipment to a company in Mexico and entered into an arrangement for that company to manufacture latex balloons for us. Since 1997, we have manufactured latex balloons in Mexico through a majority-owned subsidiary.

We market and sell our metalized and latex balloons and related novelty items directly to retail stores and chains and through distributors, who in turn sell to retail stores and chains. Our balloon and novelty products are sold to consumers through a wide variety of retail outlets including general merchandise and drugstore chains, grocery chains, card and gift shops, and party goods stores, as well as through florists and balloon decorators.

Most of our metalized balloons contain printed characters, designs and social expression messages, such as “Happy Birthday”, “Get Well Soon” and similar items. In a number of cases, we obtain licenses for well-known characters and print those characters and messages on our balloons. Currently, we maintain licenses for Garfield®, Face Offs-Tudes®, Miss Spider and Sunny Patch Friends® and Andrea Mistretta. In the United Kingdom, we maintain licenses on Postman Pat®, The Crazy Frog® and Dream Fairies®.

Balloons and novelty items accounted for 57% of our revenues in 2005. The remainder of our revenues is generated from the sale of laminated film products, generally intended for use in the packaging of foods, liquids and other materials. We provide laminated films, often printed film, to a number of customers who utilize the film to produce bags or pouches for the packaging of food, liquids and other items. We also produce finished products - pouches and bags - which are used for a variety of applications, including (i) as vacuumable consumer storage devices for clothing and other household items, (ii) as vacuumable pouches for household use in storage of food items, and (iii) as “dunnage” items which, when inflated, cushion products in a package or container. In 2005, our revenues from these products represented approximately 40% of our net revenues.

We are an Illinois corporation with our principal offices and plant at 22160 N. Pepper Road, Barrington, Illinois.

Business Strategies

Our essential business strategies are as follows:

•
Focus on our Core Assets and Expertise. We have been engaged in the development, production and sale of film products for 30 years and have developed assets, technology and expertise which, we believe, enable us to develop, manufacture, market and sell innovative products of high quality within our area of knowledge and expertise. We plan to focus our efforts in these areas which are our core assets and expertise - laminated films, printed films, pouches and film novelty products - to develop new products, to market and sell our products and to build our revenues.

•
Develop Operating Efficiencies to Enhance our Profitability. Over the past two years, we have engaged in a program to reduce and control production expenses, as well as selling, general and administrative expenses, in order to increase the efficiencies of our operations and to become profitable at current levels of revenue. During 2005, we reduced our domestic production overhead expenses by more than $1,460,000 compared to 2004 and we reduced our consolidated SG&A expenses by approximately $1,200,000 from 2004 levels. We intend to continue our efforts to control expenses, increase efficiencies and to become profitable.

•
Develop New Products, Product Improvements and Technologies. We work constantly to develop new products, to improve existing products and to develop new technologies within our core product areas, in order to enhance our competitive position and our sales. In the novelty line, our development work includes new designs, new character licenses and new product developments. During 2005, we introduced more than 85 new balloon designs and obtained three new licensed character designs. We also developed and introduced a device to amplify sound through a balloon so that voice and music can be played and amplified using our Balloon Jamz™ balloon. In our commercial line, over the past several years we have developed new pouch closure systems and valves and new film methods for liquid packaging applications. We have received 13 patents for these developments and have 2 patent applications pending.

•
Develop New Channels of Distribution and New Sales Relationships. In order to increase sales, we endeavor to develop new channels of distribution and new sales relationships, both for existing and new products. During the past year, we entered into a sales and marketing relationship for the marketing and sale of our newly developed and introduced universal vacuumable sealing bags. Recently, we announced the development of a resealable bag with a valve and pump system for household storage and vacuum sealing of food items which will be marketed and sold in that same relationship. In March 2006, we entered into a four year agreement with ITW Space Bag to manufacture certain pouches for them and to provide film to them for their pouch production.

Products

Metalized Balloons. We have designed, produced and sold metalized balloons since 1979 and, we believe, are the second largest manufacturer of metalized balloons in the United States. Currently, we produce over 650 balloon designs, in different shapes and sizes, including the following:

•	Superloons® - 18" balloons in round or heart shape, generally made to be filled with helium and remain buoyant for long periods. This is the predominant metalized balloon size.

•	Ultraloons® - 34" balloons made to be filled with helium and remain buoyant.

•	Miniloons®- 9" balloons made to be air-filled and sold on holder-sticks or for use in decorations.

•	Card-B-Loons®(4 1/2") - air-filled balloons, often sold on a stick, used in floral arrangements or with a container of candy.

•	Shape-A-Loons® - shaped balloons made to be filled with helium.

•	Minishapes - small shaped balloons designed to be air filled and sold on sticks as toys or inflated characters.

•	Balloon JamzTM - 20” to 40” round and shaped balloons which emit and amplify sound through a speaker attached to the balloon.

In addition to size and shape, a principal element of the Company's metalized balloon products is the printed design or message contained on the balloon. These designs include figures and licensed characters many of which are well-known. We maintain licenses for several characters, including Garfield®, Face Offs-Tudes, Miss Spider and Sunny Patch Friends® and Andrea Mistretta, and in the United Kingdom, Postman Pat® , The Crazy Frog® and Dream Fairies®. For a period of 3 years, we also manufactured and distributed certain licensed designs under an arrangement with Hallmark Cards. This arrangement terminated on March 31, 2005.

Latex Balloons. Through our majority-owned subsidiary in Guadalajara, Mexico, Flexo Universal, S.A. de C.V. (“Flexo Universal”), we manufacture latex balloons in 6 shapes and sizes and 40 colors. These balloons are marketed under the name Partyloons®. We also manufacture toy balloon products including punch balls, water bombs and "Animal Twisties."

Packaging Films. We produce and sell films that are utilized for the packaging of various products, principally food products. We laminate, extrusion coat and print films and sell them to customers who utilize the films for packaging applications. Our customers generally use these film products to convert them to bags or pouches for the packaging of food and other products.

Pouches, Bags and Other Custom Film Products. We produce a variety of completed film products, generally in the form of a bag or pouch. These products include (i) valved, resealable pouches for storage of household items, (ii) vacuum sealable bags for food storage, (iii) resealable, valved bags for storage and vacuum sealing of food items in the household, (v) “dunnage” bags (inflatable pouches used to cushion products in packages. We market our food storage bags under the name Simply Smart™. In March 2006, we announced that we will be offering a line of resealable, valved bags for storage and vacuum sealing of food items in the household. These storage bags will function with a small hand or powered pump to evacuate air when the bag is sealed.

Markets

Metalized Balloons

The metalized balloon came into existence in the late 1970s. During the 1980s, the market for metalized balloons grew rapidly. Initially, the product was sold principally to individual vendors, small retail outlets and at fairs, amusement parks, shopping centers and other outdoor facilities and functions. Metalized balloons remain buoyant when filled with helium for extended periods of time and they permit the printing and display of graphics and messages. As a result, the product has significant appeal as a novelty and message item. Metalized balloons became part of the "social expression" industry, carrying graphics designs, characters and messages like greeting cards. In the mid-1980s, we and other participants in the market began licensing character and cartoon images for printing on the balloons and directed marketing of the balloons to retail outlets including grocery, general merchandise, discount and drug store chains, card and gift shops, party goods stores as well as florists and balloon decorators. These outlets now represent the principal means for the sale of metalized balloons throughout the United States and in a number of other countries.

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

Latex Balloons

For a number of years, latex balloons and related novelty/toy latex items have been marketed and sold throughout the United States and in most other countries. Latex balloons are sold as novelty/toy items, for decorative purposes, as part of floral designs and as party goods and favors. In addition to standard size and shape balloons, inflatable latex items include punch balls, water bombs, balloons to be twisted into shapes, and other specialty designs. Often, latex balloons included printed messages or designs.

Latex balloons are sold principally in retail outlets, including party goods stores, general merchandise stores, discount chains, gift stores and drugstore chains. Balloons are also purchased by balloon decorators and floral outlets for use in decorative or floral designs.

Printed latex balloons are sold both in retail outlets and for balloon decoration purposes including floral designs. "Toy" balloons include novelty balloons sold in toy departments or stores, punch balls, water bombs and other specialty designs.

Latex balloons are sold both through distributors and directly to retail outlets by the producers.

Printed and Specialty Films

The industry and market for printed and specialty films is fragmented and includes many participants. There are hundreds of manufacturers of printed and specialty film products in the United States and in other markets. In many cases, companies who provide food and other products in film packages also produce or process the films used for their packages. The market for the Company's film products consists principally of companies who utilize the films for the packaging of their products, including food products and other items. In addition to the packaging of food products, flexible containers are used for medical purposes (such as colostomy bags, containers for saline solution and other items), "dunnage" (to cushion products being packaged), storage of personal and household items and other purposes.

Flexible Containers/Pouches

The market for flexible containers and pouches is large and diverse. Many companies engaged in the production of food items package their products in flexible containers or pouches, and, therefore, represent a market for these containers. Many of these companies purchase film - often printed film - and convert the film to pouches or packages at their own facilities while others purchase completed containers from suppliers.

Flexible containers and pouches are sold and utilized in the consumer market in numerous forms. They include simple open-top plastic bags, resealable bags and zippered bags. The market also includes containers and pouches of special design or purpose, including vacuumable bags for storage of food or household items, medical bags, or commercial uses.

Marketing, Sales and Distribution

Balloon Products

We market and sell our metalized balloon, latex balloon and related novelty products throughout the United States and in a number of other countries. We maintain a marketing, sales staff and support staff of 10 individuals and a customer service department of 4 individuals. European sales are conducted by CTI Balloons, the Company's subsidiary located in Rugby, England. Flexo Universal conducts sales and marketing activities for the sale of balloon products in Mexico, Latin America, and certain other markets. Sales in other foreign countries are made generally to distributors in those countries and are managed at the Company's principal offices.

We sell and distribute our balloon products (i) by our employed staffs of sales and customer service personnel in the United States, Mexico and the UK, (ii) through a network of distributors and wholesalers in the United States, Mexico and the UK, (iii) through several groups of independent sales representatives and (iv) to selected retail chains. The distributors and wholesalers are generally engaged principally in the sale of balloons and related products (including such items as plush toys, mugs, containers, floral supplies and other items) and sell balloons and related products to retail outlets including grocery, general merchandise and drug store chains, card and gift shops, party goods stores as well as florists and balloon decorators.

Our largest customer for balloons during 2005 was Dollar Tree Stores. Sales to this chain in 2005 represented $3,987,000 or approximately 14% of our net sales.

For a period of three years, we maintained a relationship with Hallmark Cards under which we (i) produced balloons of Hallmark designs, and of designs licensed by Hallmark, under authority from Hallmark, (ii) sold such balloons, as well as latex balloons, to Hallmark for resale by Hallmark, and (iii) sold and distributed these balloon designs to customers in the United States. This arrangement and the agreements related to it expired and were terminated on March 31, 2005. We continue to sell balloons bearing these designs from our inventory during an 18 month sell-off period. Our domestic sales of balloon products to Hallmark during 2004 were $3,421,000 and during 2005 were $306,000.

We engage in a variety of advertising and promotional activities to promote the sale of our balloon products. Each year, we produce a complete catalog of our balloon products, and also prepare various flyers and brochures for special or seasonal products, which we disseminate to thousands of customers, potential customers and others. We participate in several trade shows for the gift, novelty, balloon and other industries and advertise in several trade and other publications.

Printed and Specialty Films

We market and sell printed and laminated films directly and through independent sales representatives throughout the United States. We sell laminated and printed films to companies that utilize these films to produce packaging for a variety of products, including food products, in both liquid and solid form, such as cola syrup, coffee, juices and other items. We seek to identify and maintain customer relationships in which we provide value-added in the form of technology or systems. Our largest customer for film products is Rapak, L.L.C. (“Rapak”) to whom we provide a patented embossed film, as well as other film products. During 2005, our sales to Rapak totaled $6,860,000, representing 24% of our net sales. Under our continuing agreement with Rapak, through October 31, 2006, Rapak is committed to purchase at least 65% of its requirements for embossed film from us. We anticipate that Rapak will continue to purchase film from us after this date but we have no contractual commitment from Rapak for such purchases.

Flexible Containers/Pouches.

We market flexible containers and pouches to various companies for commercial packaging purposes and we market lines of consumer storage packages both to a principal customer and through a sales and marketing agent to retail chains and outlets.

We produce consumer storage bags for ITW Space Bag, a division of Illinois Tool Works, Inc. (“ITW”) During 2005, ITW was our largest customer for pouches. Our sales of pouches to them in 2005 were $3,889,000, representing 13% of our net sales. In March 2006, we entered into a four-year agreement with ITW under which we will supply all of their requirements in North America for certain of their pouches which they market under the name Space Bag® and also are to supply their requirements of film for certain of the pouches which they produce.

During 2005, we introduced a line of universal vacuumable bags for household storage of food products. We market these products through Heil & Lambert L.L.C, a marketing and sales firm, to retail stores and chains. These bags are designed to be used with existing vacuum and sealing devices. In March 2006, we announced the planned introduction of additional household food storage systems including (i) a re-sealable bag incorporating a valve and a hand pump to evacuate air from the bag when the bag is sealed and (ii) a produce protection bag designed to retard the spoiling of fresh foods. We anticipate that these new products will be available for sale by late spring to summer of 2006.

We also produce "dunnage" bags (inflatable packaging pouches) which we sell to a commercial customer.

Production and Operations.

We conduct our operations at four facilities: (i) our headquarters, offices and plant at Barrington, Illinois, consisting of a total of approximately 75,000 square feet of office, production and warehouse space, (ii) a warehouse in Cary, Illinois, consisting of approximately 16,000 square feet of space, (iii) a plant, offices and warehouse in Guadalajara, Mexico, consisting of approximately 43,000 square feet of office, warehouse and production space and (iv) an office and warehouse facility at Rugby, England, consisting of approximately 16,000 square feet of space.

We conduct production operations at our plants in Barrington, Illinois and Guadalajara, Mexico. At our plants, our production operations include (i) lamination and extrusion coating of films, (ii) slitting of film rolls, (iii) printing on film and on latex balloons, (iv) converting of film to completed products including balloons, flexible containers and pouches and (v) production of latex balloon products. We perform all of the lamination, extrusion coating and slitting activities in our Barrington, Illinois plant and produce all of our latex balloon products at our Guadalajara, Mexico plant. We print films in Barrington, Illinois and we print latex balloons in Guadalajara, Mexico.

We warehouse raw materials at our plants in Barrington, Illinois and Guadalajara, Mexico and we warehouse finished goods at our facilities in Barrington, Illinois, Cary, Illinois, Guadalajara, Mexico and Rugby, England. We maintain customer service and fulfillment operations at each of our warehouse locations. We conduct sales operations for the United States and for all other markets, except those handled by our Mexico and England facilities, in the Barrington, Illinois facility. Sales for Mexico and Latin America are handled in our Guadalajara, Mexico facility and sales for the United Kingdom and Europe are handled at our Rugby, United Kingdom facility.

We maintain a graphic arts and development department at our Barrington, Illinois facility which designs our balloon products and graphics. Our creative department operates a networked, computerized graphic arts system for the production of these designs and of printed materials including catalogues, advertisements and other promotional materials.

We conduct administrative and accounting functions at our headquarters in Barrington, Illinois and at our facilities in Guadalajara, Mexico and Rugby, England.

Raw Materials

The principal raw materials we use in manufacturing our products are (i) petroleum or natural gas-based films, (ii) petroleum or natural gas-based resin, (iii) latex and (iv) printing inks. The cost of these raw materials represented 41% of our net revenues in 2005. Because much of the raw materials we utilize are based on petroleum or natural gas, we have experienced fluctuation in pricing, in relation to the fluctuation of availability and pricing of these source commodities. To some degree, we have been able to increase the pricing of our products in relation to changes in our costs of raw materials. However, during the past year, we have not been able to recover all raw materials price increases by increasing the price of our products and we are subject to the risk that our margins may be negatively affected by changes in the price of petroleum or natural gas-based raw materials. While we currently purchase our raw materials from a relatively limited number of sources, films, resin and inks are available from numerous sources and, in the past, we have generally been able to obtain a sufficient supply of raw materials. However, during August and September 2005, the petrochemical industry suffered facility damage, production disruptions and transportation shortages due to the impact of two Gulf Coast hurricanes. As a result, both the price and availability of petroleum and natural gas-based products were affected. While we were generally able to obtain a sufficient supply of raw materials to meet our needs during this time, prices of raw materials escalated rapidly and substantially; hence, the risk of shortages of raw materials supply existed. There can be no assurance that the price of such raw materials, and their availability, will not be affected similarly in the future and such events could have a material adverse effect on the business of the Company.

Information Technology Systems

Our corporate headquarters in Barrington, Illinois and our warehouse facility in Cary, Illinois are serviced by a PC-based local area network. We connect the facilities via a high speed T1 line that carries both voice and data. The PC-based network incorporates both Novell and Microsoft servers. Access to the network is available to all employees but is secured using password authentication. The network allows us to leverage printing resources, create shared file areas for cross-departmental functions and allows for a single source backup of critical business files. On the network we run Macola financial system software. Macola is a modular software system, of which we use the general ledger, order entry, inventory management, purchase order, electronic data exchange and custom report writing modules. Internal and external employee communications are handled by industry standard Microsoft Exchange email, allowing us to communicate with customers and vendors all over the world. We also provide a secure, firewall protected T1 connection to the Internet so that employees can research issues, support customers and securely move data.

At each of our Mexico and England facilities, we operate server computers and local area networks, accessible to employees at those facilities. At each of those facilities, we operate separate integrated financial, order entry and inventory management systems.

Competition

The balloon and novelty industry is highly competitive, with numerous competitors. We believe there are presently six principal manufacturers of metalized balloons whose products are sold in the United States including Anagram International, Inc., Pioneer Balloon, Convertidora International, Barton Enterprises and Betallic. Several companies market and sell metalized balloons designed by them and manufactured by others for them.

We believe there are approximately five manufacturers of latex balloons whose products are sold in the United States and numerous others whose products are sold in other countries.

The market for films, packaging and custom products is fragmented, and competition in this area is difficult to gauge. However, there are numerous participants in this market and the Company can expect to experience intense quality and price competition.

Many of these companies offer products and services that are the same or similar to those offered by us and our ability to compete depends on many factors within and outside our control. There are a number of well-established competitors in each of our product lines, several of which possess substantially greater financial, marketing and technical resources and have established, extensive, direct and indirect channels of distribution for their products and services. As a result, such competitors may be able to respond more quickly to new developments and changes in customer requirements, or devote greater resources to the development, promotion and sale of their products and services than we can. Competitive pressures include, among other things, price competition, new designs and product development and copyright licensing.

Patents, Trademarks and Copyrights

We have developed or acquired a number of intellectual property rights which we believe are significant to our business.

Copyright Licenses. We maintain licenses on certain popular characters and designs for our balloon products. We presently maintain seven licenses and produce balloon designs utilizing the characters or designs covered by the licenses. Licenses are generally maintained for a one or two year term, although the Company has maintained long term relationships with several of its licensors and has been able to obtain renewal of its license agreements with them.

Trademarks. We own 12 registered trademarks in the United States relating to our balloon products. Many of these trademarks are registered in foreign countries, principally in the European Union. We have a license on the Simply Smart™ trademark for our household storage line of products.

Patent Rights. We own, or have license rights under, or have applied for, patents related to our balloon products, certain film products and certain flexible container products. These include (i) ownership of two patents, and a license under a third, relating to self-sealing valves for metalized balloons and methods of making balloons with such valves, (ii) several metalized balloon design patents, (iii) patents and applications related to the design and structure of, and method of inserting and affixing, zipper-closure systems in a bag, (iv) patents related to one-way valves for pouches, (v) a patent related to methods of embossing film and utilizing such film to produce pouches with fitments, and (vi) patent applications related to vacuumable storage bags with fitments.

Research and Development

We maintain a product development and research department of five individuals for the development or identification of new products, product components and sources of supply. Research and development includes (i) creative product development, (ii) creative marketing, and (iii) engineering development. During each of the fiscal years ended December 31, 2005, 2004, 2003, respectively, we estimate that the total amount spent on research and development activities was approximately $224,000, $246,000 and $335,000, respectively.

Employees

As of December 31, 2005, the Company had 85 full-time employees in the United States, of whom 15 are executive or supervisory, 4 are in sales, 54 are in manufacturing or warehouse functions and 12 are clerical. As of that same date, we had 10 full-time employees in England, of whom 2 are executive or supervisory, 2 are in sales, 4 are in warehousing and 2 are clerical. At Flexo Universal, our Mexico subsidiary, as of December 31, 2005, we had 185 full-time employees, of whom 19 are executive or supervisory, 2 are in sales, 156 are in manufacturing and 8 are clerical. The Company is not a party to any collective bargaining agreement in the United States, has not experienced any work stoppages and believes that its relationship with its employees is satisfactory.

Regulatory Matters

Our manufacturing operations in the United States are subject to the U.S. Occupational Safety and Health Act ("OSHA"). We believe we are in material compliance with OSHA. The Environmental Protection Agency regulates the handling and disposal of hazardous materials. Since our printing operations have utilized only water-based ink, the waste generated by the Company's production process has not been deemed hazardous waste. We believe we are in material compliance with applicable environmental rules and regulations. Several states have enacted laws limiting or restricting the release of helium filled metalized balloons. We do not believe such legislation will have any material effect on our operations.

International Operations.

We sell balloon products in a number of countries outside the United States. Sales of these products for the United Kingdom and Europe are handled by our facility and personnel in Rugby, England, and for Mexico and Latin America are handled by our facility and personnel in Guadalajara, Mexico. In other countries, we sell balloon products through distributors located in those countries. We conduct production, packaging, warehousing and sales operations in Mexico and warehousing and sales operations in the United Kingdom. We rely and are dependent on our operations in Mexico for the supply of latex balloons in the United States, Mexico, Europe and other markets. Interruption of that supply would have a material adverse effect on the business of the Company.

Our domestic and international sales and assets by area over the period 2003 - 2005 have been as follows:

	United States	United Kingdom	Mexico	Eliminations	Consolidated
Year ended 12/31/05
Revenues	$23,564,000	$2,573,000	$4,536,000	($1,483,000)	$29,190,000
Operating income (loss)	$602,000	$290,000	($240,000)		$652,000
Net (loss) income	($342,000)	$220,000	($211,000)		($333,000)
Total Assets	$21,343,000	$2,122,000	$4,818,000	($4,747,000)	$23,536,000

Year ended 12/31/04
Revenues	$32,855,000	$2,664,000	$4,890,000	($3,216,000)	$37,193,000
Operating income	($214,000)	$121,000	($427,000)	($48,000)	($568,000)
Net income (loss)	($2,595,000)	$223,000	($59,000)	($48,000)	($2,479,000)
Total Assets	$24,072,000	$1,989,000	$5,319,000	($3,492,000)	$27,888,000

Year ended 12/31/03
Revenues	$32,687,000	$2,415,000	$4,003,000	($2,845,000)	$36,260,000
Operating income	($246,000)	$191,000	($528,000)	($96,000)	($679,000)
Net income (loss)	($883,000)	$163,000	$249,000	($95,000)	($566,000)
Total Assets	$27,603,000	$1,412,000	$5,476,000	($4,221,000)	$30,270,000

Item No. 1A - Risk Factors

The following factors, as well as factors described elsewhere in this Annual Report, or in our other filings with the Securities and Exchange Commission, could adversely affect our consolidated financial position, results of operation or cash flows. Other factors not presently known to us, that we do not presently consider material, or that we have not predicted, may also harm our business operations or adversely affect us.

Industry Risks

We engage in businesses which are intensely competitive, involve strong price competition and relatively low margins.

The businesses in which we engage - supply of films for flexible packaging, supply of pouches for flexible packaging and supply of novelty balloon items - are highly competitive. We face intense competition from a number of competitors in each of these product categories, several of which have extensive production facilities, well-developed sales and marketing staffs and greater financial resources than we do. Some of these competitors maintain international production facilities enabling them to produce at low costs and to offer products at highly competitive prices. We compete on the basis of price, quality, service, delivery and differentiation of products. Most of our competitors seek to engage in product development and may develop products that have superior performance characteristics to our products. This intense competition can limit or reduce our sales or market share for the sale of our products as well as our margins. There can be no assurance that we will be able to compete successfully in the markets for our products or that we will be able to generate sufficient margins from the sale of our products to become or remain profitable.

Our business is dependent on the price and availability of raw materials.

The cost of the raw materials we purchase represents about 41% of our revenues. The principal raw materials we purchase are: nylon sheeting, polyester sheeting, polyethylene sheeting, polyethylene resin and latex. Much of these materials are derived from petroleum and natural gas. Prices for these materials fluctuate substantially as a result of the change in petroleum and natural gas prices, demand and the capacity of companies who produce these products to meet market needs. Instability in the world markets for petroleum and natural gas has, and may, adversely affect the prices of these raw materials and their general availability. The price of latex has also fluctuated significantly over the past year. Our ability to achieve and maintain profitability is partially dependent upon our ability to pass through to our customers the amount of increases in raw materials cost. If prices of these materials increase and we are not able to fully pass on the increases to our customers, our results of operations and our financial condition will be adversely affected.

The loss of a key supplier or suppliers could lead to increased costs and lower margins as well as other adverse results.

We rely on six principal suppliers for our petroleum, natural gas and latex-based raw materials supplies. We do not maintain supply agreements with any of our suppliers for these materials. The loss of any of these suppliers would force us to purchase these materials from other suppliers or on the open market, which may require us to pay higher prices for raw materials than we do now, with the result that our margins on the sale of our products would be adversely affected. In addition, the loss of the supply of an important raw material from one of our present suppliers may not be replaceable through open market purchases or through a supply arrangement with another supplier. If we were unable to obtain a raw material from another supplier in such event, we would be unable to continue to manufacture certain of our products.

Company Risks

We have a history of losses and have experienced fluctuations of operating income, which may cause our stock to fluctuate.

We have had a history of losses and of fluctuating income from operations over the past five years. We have reported net income in only one of the past five years. Our income (loss) from operations during that time has ranged from a profit of $1,445,000 to a loss of $679,000 and has been subject to significant quarterly and annual fluctuations. These fluctuations can be caused by:

•	Economic conditions
•	Competition
•	Production efficiencies
•	Variability in raw materials prices
•	Seasonality

These fluctuations make it more difficult for investors to compare our operating results to corresponding prior year periods. These fluctuations also cause our stock price to fluctuate. You should not rely on our results of operations for any particular quarter or year as being indicative of our results for a full year or any other period.

We have limited financial resources that may adversely affect our ability to invest in productive assets, marketing, new products and new developments.

Our working capital is limited. As of December 31, 2005, our current liabilities exceeded our current assets by more than $2,426,000. While we did obtain some additional working capital as a result of the re-financing of our bank debt on February 1, 2006 with Charter One Bank and the investment in our Company, as subordinated debt, of $1,000,000 by two of our principal officers, our working capital remains limited. As a result, we may be unable to fund capital investments, working capital needs, marketing and sales programs, research and development, patent or copyright licenses or other items which we would like to acquire or pursue in accordance with our business strategies. The inability to pursue any of these items may adversely affect our competitive position, our business, financial condition or prospects.

A high percentage of our sales are to a limited number of customers and the loss of any one or more of those customers could adversely affect our results of operation, cash flow and financial condition.

For the year ended December 31, 2005, our sales to our top 10 customers represented 62.9% of our net sales and our sales to our top three customers represented 50% of our net sales. Generally, we do not have long term contracts with our customers. The loss of any of our principal customers, or a significant reduction in the amount of our sales to any of them, would have a material adverse effect on our business and financial condition.

In March 2006, we entered into a four-year agreement with ITW to provide (i) all of their requirements for a certain kind of pouch and (ii) all of their requirements, subject to competitive pricing, for film for their use in the production of certain pouches.

We rely on intellectual property in our business and the failure to develop, acquire or protect our intellectual property could adversely affect our business.

We consider patents, copyright licenses and to some degree trademarks, as being significant to our competitive position, our ability to obtain and retain customers and to achieve acceptable margin levels on the sale of our products. With respect to our film and flexible packaging/pouch business, we believe that developing, acquiring and maintaining patent rights are of significance to us for those reasons. Over the past five years, we have obtained 12 patents related to films, pouches, zippers for pouches, the method of inserting zippers in pouches and certain valves for pouches. We have 7 patents pending with regard to such products. With respect to our novelty balloon products, we believe that patent rights and trade secrets for product developments and copyright licenses for characters and designs are of significance to our ability to compete in the market and to obtain acceptable margins on the sale of our products. Our limited financial resources have made it more difficult for us to invest in product and patent developments and to obtain copyright licenses. If we are unable to develop, acquire, maintain or enforce some or all of our intellectual property rights, our business, financial conditions and prospects will be adversely affected.

We produce all of our products at two plants and damage to or destruction of one or both of the plants would have a serious adverse affect on our business.

We produce all of our film products and pouches at our plant in Barrington, Illinois and all of our latex balloon products at our plant in Guadalajara, Mexico. In the event of a fire, flood, or other natural disaster, or the termination of our lease in Mexico, we could lose access to one or both of our plants. Loss of, significant damage to, or destruction of, one or both of these plants would render us unable to produce our products presently produced in such plants, possibly for an extended period of time and our business, financial condition and prospects would be materially adversely affected. While we maintain business interruption insurance, the proceeds of such insurance may not be adequate to compensate us for all of our losses in such an event.

We are dependent on the management experience of our key personnel.

We are dependent on the management experience and continued services of our executive officers, including Howard W. Schwan, our President, John H. Schwan, our Chairman and Stephen M. Merrick, our Chief Financial Officer, as well as each of these other executive officers of the Company: Brent Anderson, Sam Komar, Steve Frank and Timothy Patterson. We have an existing employment agreement with Howard Schwan, dated January 1, 1997, which is automatically renewed each July 1 for another year unless terminated by either party. The agreement includes confidentiality, inventions, non-compete and other customary provisions. The loss of any of these executive officers would have an adverse effect on our business.

In addition, our continued growth depends on our ability to attract and retain experienced key employees. Competition for qualified employees is intense, and the loss of such persons, or an inability to attract, retain and motivate such skilled employees, could have a material adverse effect on our results of operations, financial condition and prospects. There can be no assurance that we will be able to retain our existing personnel or attract and retain additional qualified employees.

Our principal executive officers own a majority of our outstanding common stock, have warrants to purchase additional shares, and have significant influence and control over our business.

Howard W. Schwan (our President), John H. Schwan (our Chairman) and Stephen M. Merrick (our Chief Financial Officer), in combination, own approximately 43.6% of the outstanding shares of common stock of the Company and have options and warrants to purchase additional shares which, if exercised, would aggregate 57.9% of the shares then outstanding. As a result of such ownership, these executives have the ability to exert significant influence and control on the outcome of corporate transactions and other matters submitted to the Board of Directors or stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control of the Company.

Financial Risks

We have a high level of debt relative to our equity and negative working capital, which reduces cash available for our business and which may adversely affect our ability to obtain additional funds, and increases our vulnerability to economic or business turndowns.

We have a substantial amount of debt in relation to our shareholders’ equity. As of December 31, 2005, we had $20,799,000 of debt outstanding and $2,726,000 in shareholders equity. Also, our current debt exceeded our current assets by $2,426,000. These circumstances could have important adverse consequences for our Company. For example they could:

•	Increase our vulnerability to general adverse economic and industry conditions
•
Require us to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby limiting our ability to fund working capital, capital expenditures and other general corporate purposes;

•	Limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
•	Place us at a competitive disadvantage compared to our competitors who may have less debt and greater financial resources; and
•	Limit, among other things, our ability to borrow additional funds.

On February 1, 2006, we entered into a new loan agreement with Charter One Bank in which Charter One Bank provided to us a line of credit totaling $12,800,000, including a five year mortgage loan on our principal plant and offices in Barrington, Illinois for $2,800,000, a five year term loan secured by our physical assets in Barrington, Illinois for $3,500,000 and a three year revolving line of credit secured by inventory and receivables in the maximum amount of $6,500,000. The proceeds of the loan were utilized to pay off outstanding loans from Cole Taylor Bank in the aggregate amount of $7,409,000 and from Banco Popular in the amount of $2,944,000. Also, on the same day, Messrs. John Schwan and Stephen Merrick, each loaned to the Company the sum of $500,000 in exchange for five year subordinated notes and warrants to purchase up to 151,515 shares of common stock of the Company, each. As a result of this re-financing, our total debt has increased from $20,799,000 (as of December 31, 2005) to approximately $23,680,000 (as of February 1, 2006). However, as a result of these transactions, (i) there was available to the Company cash and loan availability (after payment of the Cole Taylor Bank loan) of about $1,117,000 and (ii) the Company had positive working capital at that time of approximately $988,000.

A significant amount of cash will be required to service our debt and our ability to generate cash depends on many factors beyond our control.

Our ability to service our debt and to fund our operations and planned capital expenditures will depend on our financial and operating performance. This, in part, is subject to prevailing economic conditions and to financial, business and other factors beyond our control. If our cash flow from operations is insufficient to fund our debt service obligations, we may be forced to reduce or delay funding capital or working capital, marketing or other commitments or to sell assets, obtain additional equity capital or indebtedness or refinance or restructure our debt. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In the absence of cash flow from operations sufficient to meet our debt service obligations, we could face substantial cash problems.

We are subject to a number of restrictive debt covenants that may restrict our business and financing activities.

Our credit facility contains restrictive debt covenants that, among other things, restrict our ability to:

•	Borrow money;
•	Pay dividends and make distributions;
•	Issue stock
•	Make certain investments;
•	Use assets as security in other transactions;
•	Create liens;

•	Enter into affiliate transactions;
•	Merge or consolidate; or
•	Transfer and sell assets.

In addition, our credit facility also requires us to meet certain financial tests, including (i) achieving earnings before interest taxes and depreciation (EBITDA) of specified amounts for each of the months ended January 31, 2006 through June 30, 2006, (ii) maintaining tangible net worth in excess of $3,500,000, (iii) maintaining specified ratios of senior debt to EBITDA and (v) maintaining a ratio of EBITDA to fixed charges. These restrictive covenants may limit our ability to expand or pursue our business strategies.

Our ability to comply with the restrictions contained in our credit facility may be affected by changes in our business condition or results of operation, adverse regulatory developments, or other events beyond our control. A failure to comply with these restrictions could result in a default under our credit facility which, in turn, could cause our debt to become immediately due and payable. If our debt were to be accelerated, we cannot assure that we would be able to repay it. In addition, a default would give our lender the right to terminate any commitment to provide us with additional funds.

Item No. 2 Properties

We own our principal plant and offices located in Barrington, Illinois, approximately 45 miles northwest of Chicago, Illinois. The facility includes approximately 75,000 square feet of office, manufacturing and warehouse space. This facility is subject to a mortgage loan in the principal amount of $2,800,000, having a term of 5 years, with payments amortized over 25 years.

We lease a warehouse facility in Cary, Illinois under a two-year lease at the base rate of $6,000 per month and at a total monthly cost of approximately $8,000. The lease expires on September 30, 2007. The facility includes 16,306 square feet of warehouse and office space which is utilized principally for the warehousing of balloon inventory.

The Company also leases approximately 15,000 square feet of office and warehouse space in Rugby, England at an annual lease cost of $51,700, expiring in 2019. This facility is utilized to warehouse balloon products and to manage and service the Company's operations in England and Europe.

In January 2003, Flexo Universal entered into a 5-year lease agreement for the lease of approximately 43,000 square feet of manufacturing, warehouse and office space in Guadalajara, Mexico at the cost of $17,000 per month.

We believe that our properties have been adequately maintained, are in generally good condition and are suitable for our business as presently conducted. We believe our existing facilities provide sufficient production capacity for our present needs and for our presently anticipated needs in the foreseeable future. We also believe that, with respect to leased properties, upon the expiration of our current leases, we will be able to either secure renewal terms or to enter into leases for alternative locations at market terms.

Item No. 3 Legal Proceedings

On September 5, 2003, Airgas, Inc., Airgas-Southwest, Inc., Airgas-South, Inc. and Airgas-East, Inc. filed a joint action against CTI Industries Corporation for claimed breach of contract in the Circuit Court of Lake County, Illinois claiming as damages the aggregate amount of $162,242. The Company filed an answer denying the material claims of the complaint, affirmative defenses and a counterclaim. In the action, the plaintiffs claimed that CTI Industries Corporation owed them certain sums for (i) helium sold and delivered, (ii) rental charges with respect to helium tanks and (iii) replacement charges for tanks claimed to have been lost. On November 2, 2004, this matter was settled. The amount agreed to be paid by the Company in settlement totaled $100,000. The entire amount of the settlement payment has been made.

On June 4, 2004, Spar Group, Inc. initiated an arbitration proceeding in New York City against the Company. In the proceeding, Spar Group claimed that there was due from the Company to Spar Group a sum for services rendered in the amount of $180,043, plus interest. Spar Group claimed to have rendered services to the Company in various Eckerd stores with respect to the display and ordering of metalized and latex balloons for sale in those stores. The Company filed an answer denying liability with respect to the claim and asserted a counterclaim for damages against Spar Group for breach of its agreement to provide such services. On January 13, 2005, this matter was settled. The amount agreed to be paid by the Company in settlement totaled $100,000 and such amount has been paid in full.

In addition, the Company is also party to certain lawsuits or claims arising in the normal course of business. The ultimate outcome of these matters is unknown, but in the opinion of management, we do not believe any of these proceedings will have, individually or in the aggregate, a material adverse effect upon our financial condition or future results of operation.

Item No. 4 Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting of Shareholders on December 2, 2005, the following actions were submitted and approved by vote of its shareholders:

1.         The election of seven directors; and
2.         The ratification of the Board’s selection of Weiser LLP as the Company’s independent certified public accountants.

A total of 1,750,704 shares (approximately 90%) of the issued and outstanding voting stock of the Company were represented by proxy or in person at the meeting. These shares were voted on the matters described above as follows:

1.         For the directors as follows:

Name	Total Votes For	Total Votes Against

John H. Schwan	1,748,646	2,048
Stephen M. Merrick	1,748,646	2,048
Howard W. Schwan	1,748,646	2,048
Stanley M. Brown	1,748,646	2,048
Michael Avramovich	1,748,646	2,048
Bret Tayne	1,748,646	2,048
John I. Collins	1,748,646	2,048

2.         For the Ratification of Weiser LLP as the Company’s independent certified public accountants as follows:

Total Votes For	Total Votes Against	Total Broker Non-Votes and Total Votes Abstaining

1,748,104	2000	600

There were no other matters voted on at the Company’s 2005 Annual Meeting of Shareholders, nor was there a submission of any other matter to a vote of securities holders at any time during the Company’s fourth fiscal quarter.

PART II

Item No. 5 Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information. The Company's Common Stock was admitted to trading on the NASDAQ SmallCap Market (now the NASDAQ Capital Market) under the symbol CTIB on November 5, 1997. Prior to that time, there was no established public trading market for the Company's Common Stock.

The high and low sales prices for the last eight fiscal quarters (retroactively adjusted to reflect post-reverse split share and stock dividend values), according to the NASDAQ Stock Market's Stock Price History Report, were:

	High	Low
January 1, 2004 to March 31, 2004	4.10	2.01
April 1, 2004 to June 30, 2004	4.38	1.62
July 1, 2004 to September 30, 2004	3.15	1.32
October 1, 2004 to December 31, 2004	2.40	1.25
January 1, 2005 to March 31, 2005	3.15	1.50
April 1, 2005 to June 30, 2005	4.74	0.50
July 1, 2005 to September 30, 2005	7.67	1.48
October 1, 2005 to December 31, 2005	5.50	2.72
January 1, 2006 to March 31, 2006	3.56	2.77

As of March 21, 2006, there were approximately 52 holders of record of the Company’s Common Stock. The Company believes that its total number of actual shareholders is substantially greater than the number of record shareholders.

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

Recent Sales of Unregistered Securities

During February 2003, John H. Schwan loaned $930,000 to the Company and Stephen M. Merrick loaned $700,000 to the Company, each in exchange for (i) two year promissory notes bearing interest at 9% per annum and (ii) five year warrants to purchase up to 163,000 shares of Common Stock of the Company at $4.87 per share, the market price of the Common Stock on the date of the Warrants. The proceeds of these loans were to (i) re-finance the bank loan of CTI Mexico in the amount of $880,000 and (ii) to provide financing for CTI Mexico and Flexo Universal. Payment of the principal of the notes has been extended by agreement of Mr. Merrick and Mr. Schwan and is scheduled to mature on October 1, 2006.

On July 1, 2004, the Company entered into a Standby Equity Distribution Agreement (”SEDA”) with Cornell Capital under which Cornell agreed to provide up to $5 million to the Company in connection with the purchase of common stock of the Company over a two year term. Under the terms of the agreement, the Company has the option to sell shares of its common stock to Cornell at the market price for the stock at the time of the sale. The Company may request advances, representing purchases of its stock, of up to $100,000 in any week, up to a maximum amount of $400,000 in any month, subject to registration of the stock prior to sale. The Company has not, as yet taken action to register shares to be sold under the SEDA and the Board of Directors of the Company is reviewing the arrangement to make a determination as to whether and when to proceed under it. On August 5, 2004, the Company issued 14,162 shares of its common stock to Cornell and 3,500 shares of its common stock to Newbridge Securities, Cornell’s stock placement agent for underwriting services as partial consideration under the terms of SEDA.

On September 13, 2004, the Company issued 18,018 shares of its common stock to Thornhill Capital, LLC, in return for consulting services.

On September 23, 2005, the Company issued 50,229 shares of its common stock to three service providers as payment for services.

On February 1, 2006, John H. Schwan and Stephen M. Merrick each loaned the sum of $500,000 to the Company, each in exchange for (i) five year promissory notes bearing interest at 2% in excess of the prime rate and (ii) five year warrants to purchase up to 151,515 shares each of common stock of the Company at the price of $3.30 per share, an amount equal to 110% of the market price of the common stock on the day immediately preceding the date of the transaction.

Item No. 6 Selected Financial Data

The following selected financial data are derived from the consolidated financial statements of the Company. The data should be read in conjunction with the consolidated financial statements, related notes, and other financial information included herein.

	Year ended December 31,
	2005	2004	2003	2002	2001
Statement of Operations Data:
Net Sales	$29,190	$37,193	$36,260	$41,236	$27,446
Costs of Sales	$22,726	$30,841	$29,627	$32,344	$19,835
Gross Profit	$6,464	$6,352	$6,633	$8,892	$7,611
Operating expenses	$5,812	$6,920	$7,312	$7,447	$6,595
(Loss) income from operations	$652	$(568)	$(679)	$1,445	$1,016
Interest expense	$1,231	$1,350	$1,103	$832	$1,030
Other (income) expense	$(45)	$(726)	$(433)	$278	$0
(Loss) income before taxes and minority interest	$(534)	$(1,192)	$(1,349)	$335	$(14)
Income tax expense (benefit)	$(200)	$1,286	$(782)	$39	$276
Minority interest	$0	$1	$0	$6	$58
Net (loss) income	$(333)	$(2,479)	$(566)	$302	$(232)
(Loss) earnings per common share
Basic	$(.17)	$(1.28)	$(0.30)	$0.18	$(0.15)
Diluted	$(.17)	$(1.28)	$(0.30)	$0.16	$(0.15)
Other Financial Data:
Gross margin percentage	22.14%	17.08%	18.29%	21.56%	27.73%

Capital Expenses	$550	$306	$2,007	$2,478	$1,002
Depreciation & Amortization	$1,463	$1,651	$1,619	$1,588	$1,666
Balance Sheet Data:
Working capital (Deficit)	$(2,426)	$(2,790)	$(706)	$(2,907)	$(278)
Total assets	$23,536	$27,888	$30,270	$30,272	$24,664
Short-term obligations (1)	$8,618	$9,962	$6,692	$7,385	$7,074
Long-term obligations	$6,039	$6,491	$8,909	$5,726	$5,737
Stockholders’ Equity	$2,726	$2,951	$5,212	$5,474	$4,325

(1) Short term obligations consist of primarily of borrowings under bank line of credit and current portion of long-term debt.

The following table sets forth selected unaudited statements of income for each quarter of fiscal 2005 and 2004:

	For the Year Ended December 31, 2005 (1)
	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter

Net sales	$9,103,327	$7,572,626	$6,033,831	$6,480,019
Gross profit	$1,873,993	$1,582,954	$1,242,186	$1,765,016
Net income (loss)	$84,488	($53,616)	($416,267)	$52,186
Earnings (loss) per common share
Basic	$0.04	($0.03)	($0.21)	$0.03
Diluted	$0.04	($0.03)	($0.21)	$0.02

(1) Earnings per common share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly per common share information may not equal the annual earnings per common share.

	For the Year Ended December 31, 2004 (1)
	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter

Net sales	$10,893,984	$9,591,785	$8,125,521	$8,581,819
Gross profit	$2,147,370	$2,032,028	$1,669,778	$502,944
Net income (loss)	$371,901	($135,681)	($150,370)	($2,565,223)
Earnings (loss) per common share
Basic	$0.19	($0.07)	($0.08)	($1.31)
Diluted	$0.18	($0.07)	($0.08)	($1.31)

(1) Earnings per common share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly per common share information may not equal the annual earnings per common share.

Item No. 7 Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company produces film products for novelty, packaging and container applications. These products include metalized balloons, latex balloons and related latex toy products, films for packaging applications, and flexible containers for packaging and storage applications. We produce all of our film products for packaging and container applications at the facilities in Barrington, Illinois. We produce all of our latex balloons and latex products at our facility in Guadalajara, Mexico. Substantially all of our film products for packaging applications and flexible containers for packaging and storage are sold to customers in the United States. We market and sell our novelty items - principally metalized balloons and latex balloons - in the United States, Mexico, the United Kingdom and a number of additional countries.

Our revenues from each of our product categories in each of the past three years have been as follows:

	(000 Omitted)
	$	% of	$	% of	$	% of
Product Category	2005	Net Sales	2004	Net Sales	2003	Net Sales
Metalized Balloons	11,737	40.2	16,238	43.9	12,401	34.2
Latex Balloons	4,855	16.6	5,244	14.1	4,134	11.4
Films	7,616	26.1	8,808	23.7	6,722	18.5
Pouches	4,079	14	5,028	13.5	10,718	29.6
Helium/Other	903	3.1	1,875	4.8	2,284	6.3
	29,190		37,193		36,259

Our primary expenses include the cost of products sold and selling, general and administrative expenses.

Cost of products sold primarily consists of expenses related to raw materials, labor, quality control and overhead directly associated with production of our products, as well as shipping costs relating to the shipment of products to customers. Cost of products sold is impacted by the cost of the raw materials used in our products, the cost of shipping, along with our efficiency in managing the production of our products.

Selling, general and administrative expenses include the compensation and benefits paid to our employees, all other selling expenses, marketing, promotional expenses, travel and other corporate administrative expenses. These other corporate administrative expenses include professional fees, depreciation and amortization, occupancy costs, communication costs and other similar operating expenses. Selling, general and administrative expenses can be affected by a number of factors, including staffing levels and the cost of providing competitive salaries and benefits, the cost of regulatory compliance and other administrative costs.

Purchases by a limited number of customers represent a significant portion of our total revenues. In 2005, sales to our top 10 customers represented 62.9% of net revenues. During 2005, there were three customers to whom our sales represented more than 10% of net revenues:

Customer	Product	2005 Sales	% of 2005 Revenues

Dollar Tree Stores	Balloons	$3,987,000	13.6
Rapak L.L.C	Pouches	$6,860,000	23.5
ITW Space Bag	Film	$3,889,000	13.3

The loss of one or more of these principal customers, or a significant reduction in purchases by one or more of them, could have a material adverse effect on our business.

Over the past three years, we have endeavored to reduce our operating costs and to become more efficient in our production activities. Our total SG&A and factory overhead expenses for each of the years ended December 31, 2005, 2004 and 2003 have been as follows:

	For the Year Ending 12/31
	2005	2004	2003

Overhead (US Operation Only)	$4,575,000	$6,042,000	$7,124,000

SG&A (Consolidated)	$5,688,000	$6,920,000	$7,312,000

Results of Operations

The following table sets forth selected results of our operations expressed as a percentage of net sales for the years ended December 31, 2005, 2004 and 2003. Our results of operations for the periods described below are not necessarily indicative of results of operations for future periods.

	Year ended December 31,
	2005	2004	2003

Net sales	100.0%	100.0%	100.0%
Costs and expenses:
Cost of products sold	77.9	82.9	81.7
Selling, general and administrative	19.6	18.6	20.1

Income from operations	2.5	(1.5)	1.9
Interest expense	(4.2)	(3.6)	(3.0)
Other income	0.3	1.9	1.2

Loss before income taxes	(1.8)	(3.2)	(3.7)
Provision for income taxes	(0.6)	3.4	(2.1)

Net loss	(1.1)%	(6.6)%	(1.6)%

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Net Sales.

For the fiscal year ended December 31, 2005, consolidated net sales from the sale of all products were $29,190,000 compared to consolidated net sales of $37,193,000 for the year ended December 31, 2004, a decline of 21.5%. The decline in sales is attributable principally to a decline in metalized balloon sales of $4,501,000, a decline in pouch sales of $949,000 and a decline in film sales of $1,192,000. With respect to metalized balloons, the decline in sales reflects (i) a decline in sales to Hallmark Cards from $3,421,000 in 2004 to $306,000 in 2005 and (ii) a decline in sales totaling $1,624,000 to five other of our larger balloon customers, which was offset by an increase in sales of $428,000 to a new customer. The decline in sales to Hallmark Cards resulted from the expiration and termination of our agreements and relationship with Hallmark Cards in March 2005. Sales of metalized balloons to a drug chain declined as the result of the sale of the chain and the termination of the balloon program in certain of the stores that were sold. The decline in pouch sales is attributable to a decline in sales of pouches to ITW from $4,838,000 in fiscal 2004 to $3,889,000 in fiscal 2005. This decline is the result of increased internal production of pouches by ITW at their production facility and also the fact that ITW has purchased and supplied to the Company certain components of the pouches produced by the Company. The decline in film sales is attributable principally to a decline in the sales of laminated film to Rapak from $7,466,000 in fiscal 2004 to $6,860,000 in fiscal 2005. The Company continues to produce film for Rapak and fluctuations in the volume of film supplied are a reflection of variances in Rapak’s requirements from time to time.

Cost of Sales.

Cost of sales declined in fiscal 2005 to 77.9% of net sales from a level of 82.9% in fiscal 2004. This decline is attributable principally to the fact that we reduced our factory overhead in the United States from $6,042,000 in fiscal 2004 to $4,575,000 in fiscal 2005, a reduction of $1,467,000 or 24%. This decrease in the factory overhead element of cost of sales was offset to some degree by increases we experienced in raw materials costs, particularly the cost of polyester and polyethylene sheeting and resin and of latex.

We believe that we will experience further declines in the cost of sales as a percentage of net sales in 2006 because (i) we expect raw materials costs to stabilize or decline, (ii) we expect to allocate factory overhead costs over a greater number of units in 2006 compared to 2005 and (iii) we expect to experience some continuing reduction in direct production costs during 2006.

General and Administrative

For fiscal 2005, administrative expenses were $3,847,000, or 13% of net sales, compared to administrative costs in fiscal 2004 of $4,411,000, or 11.8% of net sales, a reduction of $564,000 or almost 13%. The decrease in administrative costs during 2005 is attributable to the following items: (i) a reduction of $167,000 in consulting fees, (ii) a decrease of $146,000 in legal expense, and (iii) a reduction of $102,000 in bad debt expense.

We do not anticipate further decreases in administrative expenses during fiscal 2006.

Selling

Selling expenses declined from $1,495,000 in fiscal 2004, or 4% of net sales, to $1,065,000 in fiscal 2005, or 4% of net sales. Components of the decline in selling expenses for 2005 were: (i) a reduction in royalties of $190,000, (ii) a reduction in salary expense of $188,000 and (iii) a reduction in commissions of $65,000.

Marketing and Advertising

Marketing expenses declined from $1,014,000 in fiscal 2004, or 3% of net sales, to $777,000 in fiscal 2005, or 3% of net sales. The components of the decline in expense for 2005 included: (i) reduced salary expense of $73,000 and (ii) a reduction in service fees of $160,000.

Other Expense

During 2005, the Company incurred $1,231,000 in interest expense compared to $1,350,000 in interest expense in fiscal 2004. The decline in interest expense is attributable to lower level of borrowings during 2005 compared to 2004. We anticipate that interest expense in 2006 will increase over 2005 due to (i) increased levels of borrowing and (ii) increased interest rates.

Foreign currency gains realized in 2005 were $45,128 compared to foreign currency gains in 2004 of $208,000. The decline in foreign currency gains was the result of reduced rates of change in currency values from 2004 to 2005.

Net Income or Loss

The Company incurred a net loss before income taxes and minority interest of $534,000 in 2005 compared to a net loss before income taxes and minority interest of $1,192,000 in 2004.

Income Taxes

In 2005, the Company recognized an income tax benefit of $200,000 arising from the deferred tax benefit of the loss incurred for the year.  Management has determined based upon the evaluation of certain transactions involving the repatriation of profits from its U.K. subsidiary that it is more likely than not that deferred tax assets will be realized in 2005.  In 2004, the Company incurred an income tax expense of $1,286,000, which represented the amount of the reserve the Company took against the then outstanding deferred tax benefit recorded by the Company.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Net Sales.

For the fiscal year ended December 31, 2004, consolidated revenues from the sale of all products were $37,193,000, compared to consolidated revenues of $36,260,000 for the year ended December 31, 2003, an increase of 2.6%. Revenue changes in our principal product categories included: (i) a 20.7% decrease in sales of printed and laminated films from $17,439,000 in 2003 to $13,823,000 in 2004, (ii) a 31.6% increase in sales of metalized balloons from $12,405,000 in 2003 to $16,320,000 in 2004 and (iii) a 27.4% increase in the sales of latex balloons from $4,125,000 in 2003 to $5,255,000 in 2004. These changes in revenues included a decrease in sales to two principal customers. Sales in 2003 to these two customers were as follows: (i) $10,298,000 to ITW Spacebag for film and consumer storage bags and (ii) $4,006,000 to Hallmark Cards, principally for metalized balloons. During 2004, sales to each of those customers, respectively, were: (i) $6,266,000 and (ii) $3,421,000. These decreases were offset by an increase in sales to Rapak, LLC, a principal customer of packaging film and to a new customer of foil balloons. During 2003, sales to Rapak were $5,360,000. During 2004, sales to each of those customers, respectively, were $7,466,000 and $4,352,000.

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

General and Administrative.

For fiscal 2004, administrative expenses were $4,411,000 or 11.9% of net sales, as compared to $4,055,000 or 11.2% of net sales for fiscal 2003. The increase in general and administrative expenses is attributable to an increase in bad debt reserves and personnel costs. The Company expects that in 2005, there will be an increase in these expenses involving personnel costs.

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

Financial Condition, Liquidity and Capital Resources

Cash Flow From Operations. Cash flow from operations for the fiscal year ended December 31, 2005 was $2,739,000, compared to cash flow used in operations for the fiscal year ended December 31, 2004 of $571,000. Significant changes in working capital items contributing to cash flow from operations during 2005 were:

•	Depreciation and amortization of $1,463,000
•	Other non-cash changes for reserves and allowances of $474,000
•	A decrease in accounts receivable of $1,634,000
•	A decrease in inventory of $1,121,000
•	A decrease in other assets in the amount of $206,000
•	A decrease in accounts payable in the amount of $1,863,000

Depreciation declined by $188,000 in 2005 compared to 2004. We anticipate the level of depreciation to continue for 2006 at approximately the same level as 2005. The decrease in inventory during 2005 resulted from an effort to reduce our inventory of novelty balloon items through discounted and special sales and from reduced levels of production arising from reduced sales levels. We do not expect inventory to reduce during 2006.

Cash Used in Investing Activities. During 2005, we used net $398,000 in investing activities, consisting of purchases of equipment in the amount of $550,000 and sales of assets in the amount of $151,000.

Cash Used in Financing Activities. During fiscal 2005, cash used in financing activities amounted to $2,365,000, compared to cash provided by financing activities of $883,000 during fiscal 2004. We used a total of $2,564,000 to reduce our short and long term bank debt, and received $300,000 from the issuance of new long term debt.

As of December 31, 2005, we had total loans outstanding from financial institutions of $10,074,000 consisting principally of a term loan and revolving line of credit from Cole Taylor Bank, Chicago, Illinois in the total amount of $7,209,000 and a mortgage loan from Banco Popular having a balance of $2,781,000. Under the terms of our loan agreement with Cole Taylor Bank, the credit facility with that bank expired on December 31, 2005. In December, 2005, we entered into an agreement with Cole Taylor Bank under which this credit facility was extended to January 31, 2006.

On February 1, 2006, we entered into a Loan Agreement with Charter One Bank, Chicago, Illinois, under which the Bank agreed to provide a credit facility to our Company in the total amount of $12,800,000, which includes (i) a five year mortgage loan secured by our Barrington, Illinois property in the principal amount of $2,800,000, amortized over a 20 year period, (ii) a five year term-loan secured by our equipment at the Barrington, Illinois plant in the amount of $3,500,000 and (iii) a three-year revolving line of credit up to a maximum amount of $6,500,000, secured by inventory and receivables. The amount we can borrow on the revolving line of credit includes 85% of eligible accounts receivable and 60% of eligible inventory.

Certain terms of the loan agreement include:

•	Excess Availability. The agreement requires us to maintain excess availability in the amount of $500,000 plus an amount equal to 36% of all payables over 90 days past due.

•	Restrictive Covenants: The Loan Agreement includes several restrictive covenants under which we are prohibited from, or restricted in our ability to:
o	Borrow money;
o	Pay dividends and make distributions;
o	Issue stock
o	Make certain investments;
o	Use assets as security in other transactions;
o	Create liens;
o	Enter into affiliate transactions;
o	Merge or consolidate; or
o	Transfer and sell assets.

•	Financial Covenants: The loan agreement includes a series of financial covenants we are required to meet including:
o	We are required to meet certain levels of earnings before interest taxes and depreciation (EBITDA) measured on a monthly cumulative basis during the first six months of the loan term;
o	We are required to maintain a tangible net worth in excess of $3,500,000;
o	We are required to maintain specified ratios of senior debt to EBITDA on an annual basis and determined quarterly commencing as of June 30, 2006; and,
o	We are required to maintain a specified level of EBITDA to fixed charges for the six months ending June 30, 2006, the nine months ending September 30, 2006 and twelve months thereafter.

The loan agreement provides for interest at varying rates in excess of the Bank’s prime rate, depending on the level of senior debt to EBITDA over time. The initial interest rate under the loan is prime plus 1.5% per annum. On a quarterly basis, this ratio will be measured and the interest rate changed in accordance to the table below.

When Senior Debt to Equity is:	The Premium to the Prime Rate is:
Greater or equal to 4.5 to 1.0	1.50%
Between 4.5 to 1 and 4.0 to 1	1.25%
Between 4.0 to 1 and 3.5 to 1	1.00%
Between 3.5 to 1 and 2.75 to 1	0.75%
Between 2.75 to 1 and 2.0 to 1	0.50%
Less than 2.0 to 1	0.25%

Also, under the loan agreement, we are required to purchase a swap agreement with respect to at least 60% of the mortgage and term loan portions of our loan.

This loan closed on February 1, 2006. At that time, we used $10,353,000 of proceeds of the loan to pay off the loan balances of our Company for the credit facility at Cole Taylor Bank, Chicago, Illinois and the mortgage loan at Banco Popular.

Also, on February 1, 2006, two principal officers and shareholders of our Company each loaned to our Company the sum of $500,000 in exchange for (i) Promissory Notes due January 31, 2011 and bearing interest at the rate of 2% per annum in excess of the prime rate determined quarterly and (ii) five year Warrants to purchase up to 151,515 shares of common stock of the Company at the price of $3.30 per share (110% of the closing market price on the day preceding the date of the loans).

Current Assets. As of December 31, 2005, the total current assets of the Company were $12,335,000, compared to total current assets of $15,645,000 as of December 31, 2004. The change in current assets reflects, principally, (i) a reduction in receivables of $1,779,000, (ii) a reduction in inventories of $1,325,000, (iii) a reduction in cash of $264,000 and (iv) an increase in prepaid expenses of $60,000. The reduction in receivables is a reflection of the reduced level of sales of the Company during the second half of 2005. The net inventories of the Company decreased from $8,348,000 as of December 31, 2004 to $7,023,000 as of December 31, 2005, a reduction of $1,325,000 or about 15.9%. The reduction reflects principally a decline in the Company’s finished goods inventory of metalized balloons, as the result of management’s efforts to reduce inventory levels of that product line and also reduced production levels during the second half of 2005.

Property, Plant and Equipment. During fiscal 2005, the Company invested $550,000 in capital items. During 2004, the Company invested $306,000 in capital items.

Current Liabilities. Total current liabilities decreased from $18,435,000 as of December 31, 2004 to $14,761,000 as of December 31, 2005, a decrease of $3,674,000 or 20%. This reduction reflects: (i) a decrease of $1,430,000 in accounts payable, (ii) a decrease of $1,350,000 in the amount outstanding on our revolving line of credit, (iii) an increase in the amount of $6,000 in the current portion of long term debts and (v) a decrease of $886,000 in accrued liabilities.

Liquidity and Capital Resources. As of December 31, 2005, our current liabilities exceeded our current assets by $2,426,000. However, as the result of the Loan Agreement with Charter One Bank and the long-term subordinated debt investment of two of our principal shareholders on February 1, 2006, we received long-term debt funding totaling $7,300,000 and then had positive working capital of approximately $990,000. We believe that we have sufficient cash and financial resources to meet our operating requirements through December 31, 2006.

Shareholders’ Equity. Shareholders’ equity was $2,726,000 as of December 31, 2005 compared to $2,951,000 as of December 31, 2004.

The contractual commitments of the Company, determined as of December 31, 2005, over the next five years are as follows:

	Future Minimum Principal Payments	Operating Leases	Other Liabilities	Licenses	Total
2006	$3,567,144	$414,876	$0	$76,664	$4,058,684
2007	$811,992	$345,643	$850,000	$76,664	$2,084,299
2008	$811,992	$51,700	$794,339	$76,664	$1,734,695
2009	$896,454	$51,700	$0		$948,154
2010	$811,992	$51,700	$0		$863,692
Thereafter	$2,375,366	$465,300			$2,840,666
Total	$9,274,940	$1,380,919	$1,644,339	$229,992	$12,530,190

The Company does not have any current material commitments for capital expenditures.

Seasonality

In the metalized product line, sales have historically been seasonal with approximately 45% occurring in the period from December through March of the succeeding year and 21% being generated in the period July through October in recent years. The sale of latex balloons, pouches and laminated film products have not historically been seasonal, and as sales in these products lines have increased as a percentage of total sales, the seasonality of the Company's total net sales has decreased.

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

Allowance for Doubtful Accounts. We estimate our allowance for doubtful accounts based on an analysis of specific accounts, an analysis of historical trends, payment and write-off histories. Our credit risks are continually reviewed and management believes that adequate provisions have been made for doubtful accounts. However, unexpected changes in the financial condition of customers or changes in the state of the economy could result in write-offs, which exceed estimates and negatively impact our financial results.

Inventory Valuation. Inventories are stated at the lower of cost or market. Cost is determined using standard costs which approximate costing determined on a first-in, first out basis. Standard costs are reviewed and adjusted periodically and at year end based on actual direct and indirect production costs. Labor, overhead and purchase price variances from standard costs are determined on a monthly basis and inventory is adjusted monthly reflecting these variances. On a periodic basis, the Company reviews its inventory levels for estimated obsolescence or unmarketable items, in reference to future demand requirements and shelf life of the products. As of December 31, 2005, the Company had established a reserve for obsolescence, marketability or excess quantities with respect to inventory in the aggregate amount of $255,000. As of December 31, 2004, the amount of the reserve was $187,000. In addition, on a periodic basis, the Company disposes of inventory deemed to be obsolete or unsaleable and, at such time, records an expense for the value of such inventory.

Valuation of Long-Lived Assets. We evaluate whether events or circumstances have occurred which indicate that the carrying amounts of long-lived assets (principally property and equipment and goodwill) may be impaired or not recoverable. Significant factors which may trigger an impairment review include: changes in business strategy, market conditions, the manner of use of an asset, underperformance relative to historical or expected future operating results, and negative industry or economic trends. In 2001, the FASB issued Statement No. 142, "Goodwill and Other Intangible Assets," which among other things, eliminates the amortization of goodwill and certain other intangible assets and requires that goodwill be evaluated annually for impairment by applying a fair-value based test. We retained valuation consulting firms to conduct an evaluation of our goodwill in our Mexico subsidiary December 2004 and 2005. As of December 31, 2005, the valuation consulting firm determined that the fair value of the Company’s interest in Flexo Universal was $988,000, and the carrying value of $1,113,000 was impaired by $124,000. Accordingly, we have recorded the amount of this impairment as an expense and have reduced the carrying value of the Company’s interest in Flexo Universal to $989,000.

Income Taxes and Deferred Tax Assets. Income taxes are accounted for as prescribed in SFAS No. 109-Accounting for Income Taxes. Under the asset and liability method of Statement 109, the Company recognizes the amount of income taxes currently payable. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities, and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years these temporary differences are expected to be recovered or settled.

As of December 31, 2005, the Company had a net deferred tax asset of $2,807,000, representing the amount the Company may recover in future years from future taxable income. As of December 31, 2004, the amount of the deferred tax asset was $2,606,299. Each quarter and year-end management must make a judgment to determine the extent to which the deferred tax asset will be recovered from future taxable income. Management of the Company has determined that an appropriate allowance against the deferred tax asset, as of December 31, 2005, is $2,454,000.  The Company recorded a deferred tax benefit of $200,000 during 2005 as management has determined that this deferred tax asset is more likely than not to be realized.

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS Statement 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This statement requires that all share-based payments to employees be recognized in the financial statements based on their fair values on the date of grant. The Company currently uses the intrinsic value method to measure compensation expense for stock-based awards. The Stock Based Compensation caption within Note 3 provides a pro forma net income (loss) and earnings per share as if the Company had used a fair-value based method provided by SFAS l23R to measure stock-based compensation for 2004, 2003 and 2002. SFAS No. 123R is effective as of the beginning of the first interim or annual reporting period that begins after December 31, 2005 and applies to all awards granted, modified, repurchased or cancelled after the effective date. The Company is evaluating the requirements of SFAS 123R and expects that its adoption will not have a material impact on the Company’s consolidated results of operations and earnings per share.

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

In December of 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29” (SFAS 153). SFAS 153 eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS 153 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted by the Company in the first quarter of 2006. The Company does not believe that the adoption of SFAS 153 will have a material impact on the Company’s consolidated results of operations or financial condition.

In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections - a replacement of APB No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 replaces APB No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements” and changes the requirement for accounting for and reporting of a change in accounting principles. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not anticipate that adoption of SFAS 154 will have a material impact on the financial position, results of operations or its cash flows.

Item No. 7A - Qualitative And Quantitative Disclosures Regarding Market Risk

The Company is exposed to various market risks, primarily foreign currency risks and interest rate risks.

The Company's earnings are affected by changes in interest rates as a result of variable rate indebtedness. If market interest rates for our variable rate indebtedness averaged 1% more than the interest rate actually paid for the years ending December 31, 2005, 2004 and 2003, our interest rate expense would have increased, and income before income taxes would have decreased by $72,000, $92,000 and $64,000, for these years, respectively. These amounts are determined by considering the impact of the hypothetical interest rates on our borrowings. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to reduce our exposure to such change. However, due to the uncertainty of the specific actions we would take and their possible effects, the sensitivity analysis assumes no change in our financial structure.

The Company's earnings and cash flows are subject to fluctuations due to changes in foreign currency rates, particularly the Mexican peso and the British pound, as the Company produces and sells products in Mexico for sale in the United States and other countries and the Company's U.K. subsidiary purchases balloon products from the Company in U.S. Dollars. Also, the Mexican subsidiary purchases goods from external sources in U.S. Dollars and is affected by currency fluctuations in those transactions. Substantially all of the Company's purchases and sales of goods for its operations in the United States are done in U.S. Dollars. However, the Company's level of sales in other countries may be affected by currency fluctuations. As a result, exchange rate fluctuations may have an effect on sales and gross margins. Accounting practices require that the Company's results from operations be converted to U.S. dollars for reporting purposes. Consequently, the reported earnings of the Company in future periods may be affected by fluctuations in currency exchange rates, generally increasing with a weaker U.S. dollar and decreasing with a strengthening U.S. dollar. To date, we have not entered into any transactions to hedge against currency fluctuation effects.

We have performed a sensitivity analysis as of December 31, 2005 that measures the change in the results of our foreign operations arising from a hypothetical 10% adverse movement in the exchange rate of all of the currencies the Company presently has operations in. Using the results of operations for 2005, 2004 and 2003 for the Company's foreign operations as a basis for comparison, an adverse movement of 10% would create a potential reduction in the Company's net income, or increase its net loss, before taxes, in the amount of, for each of those years, $140,000, $290,000 and $283,000, respectively.

The Company is also exposed to market risk in changes in commodity prices in some of the raw materials it purchases for its manufacturing needs. However, in the past, we have been able to adjust the sales price of our products so as to minimize the effect of changes in raw materials pricing and, as a result, we do not believe this market risk presents a risk that would have a material effect on the Company’s results of operations or financial condition.

Item No. 8 Financial Statements and Supplementary Data

Reference is made to the Consolidated Financial Statements attached hereto.

Item No. 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Effective February 10, 2005, the Company engaged Weiser, LLP as the Company’s principal accountants to audit the Company's financial statements for the year ending December 31, 2004. Weiser, LLP replaced Eisner, LLP, which had previously been engaged for the same purpose, and whose dismissal was effective February 10, 2005. The decision to change the Company's principal accountants was approved by the Company's Audit Committee on February 10, 2005.

The reports of Eisner, LLP, on the Company's financial statements for the fiscal year ended December 31, 2003, as amended, did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

Item No. 9A - Controls and Procedures

Disclosure Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report, have concluded that, as of such date our disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by others within the Company.

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

 PART III

Item No. 10 Directors and Executive Officers of the Registrant

Directors and Executive Officers

The Company's current directors and executive officers and their ages, as of March 31, 2006, are as follows:

Name	Age	Position With The Company
John H. Schwan	61	Chairman and Director
Howard W. Schwan	51	President and Director
Stephen M. Merrick	64	Executive Vice President, Secretary and Director
Brent Anderson	39	Vice President of Manufacturing
Samuel Komar	49	Vice President of Marketing
Steven Frank	45	Vice President of Sales
Timothy Patterson	45	Vice President-Finance and Administration
Stanley M. Brown	59	Director
Bret Tayne	47	Director
Michael Avramovich	54	Director
John I. Collins	46	Director

All directors hold office until the annual meeting next following their election and/or until their successors are elected and qualified. Officers are elected annually by the Board of Directors and serve at the discretion of the Board. Information with respect to the business expenses and affiliation of the directors and the executive officers of the Company is set forth below:

John H. Schwan, Chairman. Mr. Schwan has been an officer and director of the Company since January 1996. Mr. Schwan has been an executive officer of Rapak L.L.C. or affiliated companies (a related party) for over the last 15 years. Mr. Schwan has over 20 years of general management experience, including manufacturing, marketing and sales. Mr. Schwan served in the U.S. Army Infantry in Vietnam from 1966 to 1969, where he attained the rank of First Lieutenant.

Howard W. Schwan, President. Mr. Schwan has been associated with the Company for 21 years, principally in the management of the production and engineering operations of the Company. Mr. Schwan was appointed as Vice President of Manufacturing in November 1990, was appointed as a director in January 1996, and was appointed as President in June 1997.

Stephen M. Merrick, Executive Vice President and Secretary. Mr. Merrick has been a director of the Company for more than 20 years and has been an officer of the Company since 1996. Mr. Merrick is Of Counsel to the law firm of Vanasco Genelly & Miller, Chicago, Illinois, who have provided legal services to the Company, and has been engaged in the practice of law for more than 40 years. Mr. Merrick is also Senior Vice President, Director and a member of the Management Committee of Reliv International, Inc. (NASDAQ), a manufacturer and direct marketer of nutritional supplements and food products.

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

Samuel Komar, Vice President of Marketing. Mr. Komar has been employed by the Company since March of 1998, and was named Vice-President of Sales in September of 2001. Mr. Komar has worked in sales for 16 years, and prior to his employment with the Company, Mr. Komar was with Bob Gable & Associates, a manufacturer of sporting goods. Mr. Komar received a Bachelor of Science Degree in Sales and Marketing from Indiana University.

Steven Frank, Vice President of Sales. Mr. Frank has been employed by the company since July 1996. Mr. Frank was hired as Sales Manager Wholesale Division and in March 1998 was promoted to National Sales Manager and most recently to Vice President of Sales in May 2005. Mr. Frank is responsible for all sales functions of the Novelty Division.

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

Michael Avramovich, Director. Mr. Avramovich is a principal of the law firm of Avramovich & Associates, P.C. of Chicago, Illinois, and has been engaged in the practice of law for over 7 years. Prior to the practice of law, Mr. Avramovich was an Associate Professor of Accounting and Finance at National-Louis University in Chicago, Illinois. Mr. Avramovich has also worked in various financial accounting positions at Molex International, Inc. of Lisle, Illinois. Mr. Avramovich received a Bachelor of Arts degree in History and International Relations from North Park University, a Master of Management, Accounting and Information Systems, and Finance from Northwestern University, a Juris Doctor from the John Marshall Law School and an LLM in International and Corporate Law from Georgetown University Law Center.

John I. Collins, Director. Mr. Collins is the Chief Administrative Officer and the former Chief Financial Officer of Mid-States Corporate Federal Credit Union (“MSCFCU”). Prior to his affiliation with MSCFCU in 2001, Mr. Collins was employed as both a Controller and Chief Financial Officer by Great Lakes Credit Union (“GLCU”), a $350 million financial institution located in North Chicago, Illinois. Mr. Collins is currently the Treasurer of the Illinois Credit Union Executives Society, and is a former member of the Chicago Federal Reserve Bank Advisory Group. Mr. Collins received a Bachelor of Arts degree in Economics, History and English from Ripon College, and a Masters in Business Administration from Emory University. Mr. Collins has also participated in the Kellogg Management Institute and the Consumer Marketing Strategy programs at Northwestern University on a post-graduate basis.

John H. Schwan and Howard W. Schwan are brothers.

Audit Committee

Since 2000, the Company has had a standing Audit Committee, which is presently composed of Mr. Tayne, Mr. Brown and Mr. Avramovich. Mr. Avramovich has been designated and is the Company's "Audit Committee Financial Expert" pursuant to paragraph (h)(1)(i)(A) of Item 401 of Regulation S-K of the Exchange Act. The Audit Committee held four meetings during fiscal year 2005, including quarterly meetings with management and independent auditors to discuss the Company's financial statements. Mr. Avramovich and each appointed member of the Audit Committee satisfies the definition of "independent" as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act. The Audit Committee reviews and makes recommendations to the Company about its financial reporting requirements.

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

Based solely on a review of such forms furnished to the Company, or written representations that no Form 5's were required, the Company believes that during calendar year 2005, it was in compliance with all Section 16(a) filing requirements applicable to the officers, directors and ten-percent beneficial shareholders.

Code of Ethics

The Company has adopted a code of ethics that applies to its senior executive and financial officers. The Company's Code of Ethics seeks to promote (1) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, (2) full, fair, accurate, timely and understandable disclosure of information to the Commission, (3) compliance with applicable governmental laws, rules and regulations, (4) prompt internal reporting of violations of the Code to predesignated persons, and (5) accountability for adherence to the Code.

Item No. 11 Executive Compensation

The following table sets forth certain information with respect to the compensation paid or accrued by the Company to its President, Chief Executive Officer and any other officer who received compensation in excess of $100,000 ("Named Executive Officers").

Summary Compensation Table

		Annual Compensation	Long Term Compensation
Name and Principal Position	Year	Salary $	Underlying Options # of Shares	All Other Compensation ($)
Howard W. Schwan	2005	$138,000		$20,280(1)
President	2004	$153,000		$12,705(2)
	2003	$162,500		$17,445(3)

Steven Frank	2005	$97,000	10,000
Vice President - Sales	2004	$85,000
	2003	$85,000

Brent Anderson	2005	$105,000	10,000
Vice President - Manufacturing	2004	$99,000
	2003	$95,000

Samuel Komar	2005	$104,200	7,500
Vice President - Marketing	2004	$108,000
	2003	$104,200

Timothy Patterson	2005	$92,500	10,000
Vice President - Finance	2004	$92,500
	2003	$85,000	5,000

(1) Includes payment of country club dues of $5,520, employer matching contributions to the Company's 401(k) plan, a defined contribution plan, of $2,760 and directors fees paid to the directors of our UK subsidiary CTI Balloons Ltd of $12,000.
(2) Includes Payment of country club dues of $5,520, employer matching contributions to the Company's 401(k) plan, a defined contribution plan, of $4,685 and premiums of $2,500 on a life Insurance policy on which Mr. Schwan's estate is entitled to death benefits.
(3) Includes payment of country club dues of $5,520, employer matching contributions to the Company's 401(k) plan, a defined contribution plan of $1,925 and premiums of $10,000 on a life Insurance policy on which Mr. Schwan's estate is entitled to death benefits.

Certain Named Executive Officers have received warrants to purchase Common Stock of the Company in connection with their guarantee of certain bank loans secured by the Company and in connection with their participation in a private offering of notes and warrants conducted by the Company. See "Board of Director Affiliations and Related Transactions" below.

Option Grants in Last Fiscal Year

					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
Grantee	# of Options	% of Total Options Granted to Employees	Exercise Price	Expiration Date	5% ($)	10% (%)
Schwan, Howard	0
Komar, Sam	7,500	9.5%	2.88	12/30/15	$13,584.12	159.4%
Anderson, Brent	10,000	12.7%	2.88	12/30/15	$18,112.17	159.4%
Patterson, Tim	10,000	12.7%	2.88	12/30/15	$18,112.17	159.4%
Frank, Steve	10,000	12.7%	2.88	12/30/15	$18,112.17	159.4%
Collins, John	1,000	1.3%	2.88	12/30/15	$1,811.21	159.4%
Brown, Stanley	1,000	1.3%	2.88	12/30/15	$1,811.21	159.4%
Tayne, Bret	1,000	1.3%	2.88	12/30/15	$1,811.21	159.4%
Avromovich, Michael	1,000	1.3%	2.88	12/30/15	$1,811.21	159.4%

Aggregated Option Exercises in Last Fiscal Year and FY-End Option Values

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at Year End (#) Exercisable/Unexercisable	Value of Unexercised In- the- Money Options at Fiscal Year End ($) Exercisable/Unexercisable(1)
John H. Schwan	0	0	21,826/0	$2,143/0
Howard W. Schwan	0	0	53,968/0	$32,859/0
Stephen M. Merrick	0	0	21,826/0	$2,143/0
Brent Anderson	0	0	41,549/0	$25,715/0
Samuel Komar	0	0	32,501/0	$25,869/0
Timothy Patterson	0	0	15,000/0	$3,400/0
Stanley M. Brown	0	0	9,532/0	$1,816/0
Bret Tayne	0	0	9,532/0	$5,459/0
Michael Avramovich	0	0	1,000/0	$30/0
John Collins	0	0	1,000/0	$30/0
_________________
(1)	The value of unexercised in-the-money options is based on the difference between the exercise price and the fair market value of the Company's Common Stock on December 31, 2005.

Compensation Committee Interlocks and Insider Participation

During 2005, the Compensation Committee was composed of Stanley M. Brown, John I. Collins and Bret Tayne. None of the members of the Compensation Committee of our Board of Directors is an officer or employee of the Company. No executive officer of our Company serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our Compensation Committee.

Employment Agreements

In June 1997, the Company entered into an Employment Agreement with Howard W. Schwan as President, which provides for an annual salary of not less than $135,000. The term of the Agreement was through June 30, 2002 and is automatically renewed thereafter for successive one-year terms. The Agreement contains covenants of Mr. Schwan with respect to the use of the Company's confidential information, establishes the Company's right to inventions created by Mr. Schwan during the term of his employment, and includes a covenant of Mr. Schwan not to compete with the Company for a period of three years after the date of termination of the Agreement.

Director Compensation

John H. Schwan was compensated in the amount of $24,000 in fiscal year 2005 for his services as Chairman of the Board of Directors. John H. Schwan, Howard W. Schwan and Stephen M. Merrick each received $12,000 in directors fees as directors of CTI Balloons Ltd. during 2005. Directors other than members of management received a fee of $1,000 for each Board meeting attended.

Item No. 12 Security Ownership of Certain Beneficial Owners and Management

Principal Stockholders

The following table sets forth certain information with respect to the beneficial ownership of the Company's capital stock, as of March 31, 2006, by (i) each stockholder who is known by the Company to be the beneficial owner of more than 5% of the Company's Common Stock, (ii) each director and executive officer of the Company who owns any shares of Common Stock and (iii) all executive officers and directors as a group. Except as otherwise indicated, the Company believes that the beneficial owners of the shares listed below have sole investment and voting power with respect to such shares.

Name and Address (1)	Shares of Common Stock Beneficially Owned (2)	Percent of Common Stock(4)
John H. Schwan	778,142(3)	32.6%
Stephen M. Merrick	678,663(5)	29.2%
Howard W. Schwan	178,904 (6)	8.6%
Brent Anderson	52,795(7)	2.5%
Samuel Komar	32,501(8)	1.6%
Steve Frank	29,049(9)	1.4%
Timothy Patterson	15,000(10)	*
John I. Collins 262 Pine Street Deerfield Il 60015	1,000(11)	*
Stanley M. Brown 1140 Larkin Wheeling, IL 60090	12,250(12)	*
Bret Tayne 6834 N. Kostner Avenue Lincolnwood, IL 60712	10,023(12)	*
Michael Avramovich 70 W. Madison Street, Suite 1400 Chicago, IL 60602	1,000(11)	*

All Directors and Executive Officers as a group (11 persons)	1,789,327	79.5%

* Less than one percent

(1)	Except as otherwise indicated, the address of each stockholder listed above is c/o CTI Industries Corporation, 22160 North Pepper Road, Barrington, Illinois 60010.

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

(3)
Includes warrants to purchase up to 79,367 shares of Common Stock at $1.50 per share, warrants to purchase up to 93,000 shares of Common Stock at $4.87 per share, warrants to purchase up to 151,515 shares of Common Stock at $3.30 per share and options to purchase up to 5,952 shares of Common Stock at $2.55 per share granted under the Company's 2002 Stock Option Plan. Also includes indirect beneficial ownership of 130,821 shares of Common Stock through shares owned through CTI Investors, L.L.C. See "Board of Directors Affiliations and Related Transactions."

(4)
Assumes the exercise of all warrants and options owned by the named person into shares of Common Stock and any shares of Common Stock beneficially owned by the named person through CTI Investors, L.L.C.

(5)
Includes warrants to purchase up to 39,683 shares of Common Stock at $1.50 per share, warrants to purchase up to 70,000 shares of Common Stock at $4.87 per share, warrants to purchase up to 151,515 shares of Common Stock at $3.30 per share and options to purchase up to 5,952 shares of Common Stock at $2.55 per share granted under the Company's 2002 Stock Option Plan. Also includes indirect beneficial ownership of 87,214 shares of Common Stock through shares owned through CTI Investors, L.L.C. See "Board of Directors Affiliations and Related Transactions."

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

(7)
Includes options to purchase up to 4,762 shares of Common Stock at $6.30 per share granted under the Company's 1997 Stock Option Plan, options to purchase up to 17,858 shares of Common Stock at $1.47 per share, granted under the Company's 2001 Stock Option Plan, options to purchase up to 8,928 shares of Common Stock at $2.31 per share and 10,000 shares at 2.88 granted under the Company's 2002 Stock Option Plan.

(8)
Includes options to purchase up to 4,762 shares of Common Stock at $6.30 per share granted under the Company's 1997 Stock Option Plan, options to purchase up to 8,334 shares of Common Stock at $1.89 per share granted under the Company's 1999 Stock Option Plan, options to purchase up to 11,905 shares of Common Stock at $1.47 per share granted under the Company's 2001 Stock Option Plan, and options to purchase up to 7,500 shares of Common Stock at $2.88 per share granted under the Company's 2001 Stock Option Plan.

(9)
Includes options to purchase up to 4,762 shares of Common Stock at $6.30 per share granted under the Company's 1997 Stock Option Plan, options to purchase up to 8,334 shares of Common Stock at $1.89 per share granted under the Company's 1999 Stock Option Plan, options to purchase up to 5,953 shares of Common Stock at $1.47 per share granted under the Company's 2001 Stock Option Plan, and options to purchase up to 10,000 shares of Common Stock at $2.88 per share granted under the Company's 2002 Stock Option Plan.

(10)	Includes options to purchase up to 5,000 shares of Common Stock at $2.26 per share and 10,000 shares of Common Stock at $2.88 both granted under the Company's 2002 Stock Option Plan.

(11)	Includes options to purchase up to 1,000 shares of Common Stock at $2.88 per share granted under the Company's 2002 Stock Option.

(12)
Includes options to purchase up to 1,985 shares of Common Stock at $6.30 per share granted under the Company's 1997 Stock Option Plan, options to purchase up to 3,572 shares of Common Stock at $1.89 per share granted under the Company's 1999 Stock Option Plan options to purchase up to 2,976 shares of Common Stock at $2.31 per share and options to purchase up to 1,000 shares of Common Stock at $2.88 per share both granted under the Company's 2002 Stock Option Plan.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options. (a)	Weighted-average exercise price of outstanding options. (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	349,500	$3.50	907

Equity compensation plans not approved by security holders	0	$0	0
Total	349,500	$3.50	907

Item No. 13 Certain Relationships and Related Transactions

Stephen M. Merrick, Executive Vice President and Secretary of the Company, is a principal of the law firm of Merrick & Associates, P.C., which served as general counsel of the Company during portions of 2005 and is also Of Counsel to Vanasco, Genelly and Miller, a law firm who provided services to the Company in 2005. In addition, Mr. Merrick is a principal stockholder of the Company. During 2005, Mr. Merrick and such firms were paid total fees and compensation in the amount of $165,000.

During 2005, John H. Schwan was an officer of an affiliate of Rapak L.L.C. For the year ended December 31, 2005, the Company had total sales to Rapak of $6,860,000.

John H. Schwan is a principal in Shamrock Packaging. The Company made purchases of packaging materials from this company in the amount of $165,000 during the year ended December 31, 2005.

Messrs. Schwan and Merrick made advances to the Company’s Mexican affiliate, Flexo Universal in the amount of $112,500 and $141,900 respectively, in 2005. Additionally, in 2005, Messrs. Schwan and Merrick advanced $130,000 and $155,000, respectively, to the Company’s UK affiliate, CTI Balloons Ltd. These advances are reflected in demand notes bearing interest at the rate of 7% per annum. Mr. Merrick also advanced $19,209 to the Company in December 2005.

On January 10, 2006, an officer of Flexo Universal, Pablo Gortazar, acquired all rights in a loan of a credit union to Flexo Universal and CTF International both Mexican subsidiaries of the Company for the book value. The principal amount of the obligation of Flexo Universal and CTF International acquired was $191,000, and such amount bears interest at the rate of 9.5% per annum.

On February 1, 2006, the Company entered into a new loan agreement with Charter One Bank in which Charter One Bank provided to the Company a line of credit totaling $12,800,000. Also, on the same day, Messrs. John Schwan and Stephen Merrick, each loaned to the Company the sum of $500,000 in exchange for five year subordinated notes and warrants to purchase up to 151,515 shares of common stock of the Company, each.

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

Item No. 14 Principal Accountant Fees and Services
The following table sets forth the aggregate amount of audit fees and all other fees billed or expected to be billed by the Company's principal auditor, for the years ended December 31, 2004 and December 31, 2005:

	2005 Amount	2004 Amount

Audit fees (1)	$310,500	$238,000
Tax Fees(2)	$23,000	$15,000

Total fees	$333,500	$253,000

__________________
(1)         Includes the annual financial statement audit and quarterly reviews and expenses.

(2)         Primarily represents tax services

All audit, tax and other services to be performed by Weiser LLP for us must be pre-approved by our audit committee. The audit committee reviews the description of the services and an estimate of the anticipated costs of performing those services. Services not previously approved cannot commence until such approval has been granted. Pre-approval is granted usually at regularly scheduled meetings. If unanticipated items arise between meetings of the audit committee, our audit committee has delegated approval authority to the chairman of the audit committee, in which case the chairman communicates such pre-approvals to the full committee at its next meeting. During 2005, all services performed by Weiser LLP were pre-approved by the audit committee in accordance with this policy.

The audit committee of our board of directors reviews all relationships with Weiser LLP, including the provision of non-audit services, which may relate to the independent registered accounting firm’s independence. The audit committee of our board of directors considered the effect of Weiser LLP’s non-audit services in assessing the independence of the independent registered public accounting firm and concluded that the provision of such services by Weiser LLP was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions.

PART IV

Item No. 15 Exhibits and Financial Statement Schedules

1.
The Consolidated Financial Statements filed as part of this report on Form 10-K are listed on the accompanying Index to Consolidated Financial Statements and Consolidated Financial Statement Schedules.

2.	Financial schedules required to be filed by Item 8 of this form, and by Item 15(d) below:

Schedule II Valuation and qualifying accounts

All other financial schedules are not required under the related instructions or are inapplicable and therefore have been omitted.

3.	Exhibits:

Exhibit
Number	Document

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
4.1
Form of CTI Industries Corporation’s common stock certificate (Incorporated by reference to Exhibits, contained in Registrant’s Form SB-2 Registration Statement (File No. 333-31969) effective November 5, 1997)

10.1
CTI Industries Corporation 1999 Stock Option Plan (Incorporated by reference to Exhibit contained in Registrant’s Schedule 14A Definitive Proxy Statement, as filed with the Commission on March 26, 1999)

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

10.4
Employment Agreement dated June 30, 1997, between CTI Industries Corporation and Howard W. Schwan (Incorporated by reference to Exhibits, contained in Registrant’s Form SB-2 Registration Statement (File No. 333-31969) effective November 5, 1997.)

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
10.17
Mortgage dated January 12, 2001 for the benefit of Banco Popular, N.A. (Incorporated by reference to Exhibits contained in the Registrant’s Restated 2001 10-KSB, as filed with the Commission on May 1, 2003)

10.18
Secured Promissory Note in the sum of $2,700,000 dated December 15, 2000 made by CTI Industries Corporation to Banco Popular, N.A. (Incorporated by reference to Exhibits contained in the Registrant’s Restated 2001 10-KSB, as filed with the Commission on May 1, 2003)

10.19
Secured Promissory Note in the sum of $173,000 dated December 15, 2000 made by CTI Industries Corporation to Banco Popular, N.A. (Incorporated by reference to Exhibits contained in the Registrant’s Restated 2001 10-KSB, as filed with the Commission on May 1, 2003)

10.20
Amendment No. 7 to Loan and Security Agreement between Company and Cole Taylor Bank dated September 29, 2005 (Incorporated by reference to Exhibits contained in Registrant’s Report on Form 8-K dated September 30, 2005)

10.21
Amendment No. 8 to Loan and Security Agreement between Company and Cole Taylor Bank dated December 28, 2005 (Incorporated by reference to Exhibits contained in Registrant’s Report on Form 8-K dated December 30, 2005)

10.22	Loan and Security Agreement between Charter One Bank and the Company dated February 1, 2006 (Incorporated by reference to Exhibits contained in Registrant’s Report on Form 8-K dated February 3, 2006)
10.23	Warrant dated February 1, 2006, to purchase 151,515 shares of Common Stock - John H. Schwan (Incorporated by reference to Exhibits contained in Registrant’s Report on Form 8-K dated February 3, 2006)
10.24
Warrant dated February 1, 2006, to purchase 151,515 shares of Common Stock - Stephen M. Merrick (Incorporated by reference to Exhibits contained in Registrant’s Report on Form 8-K dated February 3, 2006)

10.25
Note dated February 1, 2006, CTI Industries Corporation to John Schwan in the sum of $500,000 (Incorporated by reference to Exhibits contained in Registrant’s Report on Form 8-K dated February 3, 2006)

10.26
Note dated February 1, 2006, CTI Industries Corporation to Stephen M. Merrick in the sum of $500,000 (Incorporated by reference to Exhibits contained in Registrant’s Report on Form 8-K dated February 3, 2006)

10.27	Production and Supply Agreement between ITW Spacebag and the Company dated March 17, 2006 (Incorporated by reference to Exhibits contained in Registrant’s Report on Form 8-K dated March 17, 2006)
11	Computation of Earnings Per Share (Incorporated by reference to Note 17 of the Consolidated Financial Statements contained in Part IV)
14	Code of Ethics (Incorporated by reference to Exhibit contained in the Registrant’s Form 10-K/A Amendment No. 2, as filed with the Commission on October 8, 2004)
21	Subsidiaries (description incorporated in Form 10-K under Item No. 1)
23.1	Consent of Independent Auditors, Weiser LLP
23.2	Consent of Independent Auditors, Eisner, LLP
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith)
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

(a)	The Exhibits listed in subparagraph (a)(3) of this Item 15 are attached hereto unless incorporated by reference to a previous filing.
(b)	The Schedule listed in subparagraph (a)(2) of this Item 15 is attached hereto.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized on April 13, 2006.

CTI INDUSTRIES CORPORATION

By:	/s/ Howard W. Schwan
Howard W. Schwan, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Howard W. Schwan	President and Director	April 14, 2006
Howard W. Schwan

/s/ John H. Schwan	Chairman and Director	April 14, 2006
John H. Schwan

/s/ Stephen M. Merrick	Executive Vice President,	April 14, 2006
Stephen M. Merrick	Secretary, Chief Financial Officer and Director

/s/ Stanley M. Brown	Director	April 14, 2006
Stanley M. Brown

/s/ Bret Tayne	Director	April 14, 2006
Bret Tayne

/s/ Michael Avramovich	Director	April 14, 2006
Michael Avramovich

/s/ John I. Collins	Director	April 14, 2006
John I. Collins

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of CTI Industries Corporation

We have audited the accompanying consolidated balance sheets of CTI Industries Corporation and Subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CTI Industries Corporation and Subsidiaries as of December 31, 2005 and 2004, and the results of their consolidated operations and their consolidated cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

We have also audited the consolidated financial statement Schedule II for the years ended December 31, 2005 and 2004. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

/s/ Weiser LLP

New York, New York

March 13, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
CTI Industries Corporation

We have audited the accompanying consolidated balance sheet of CTI Industries Corporation and subsidiaries (the “Company” as of December 31, 2003 and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion the consolidated financial statements enumerated above present fairly, in all material respects, the consolidated financial position of CTI Industries Corporation and subsidiaries as of December 31, 2003, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles in the United States of America.

/s/ Eisner LLP
New York, New York
February 18, 2004

With respect to the first paragraph of Note 6
April 14, 2004

With respect to the third paragraph of Note 3
October 1, 2004 (not presented herein)

CTI Industries Corporation and Subsidiaries
Consolidated Balance Sheets

	December 31, 2005	December 31, 2004
ASSETS
Current assets:
Cash	$261,982	$526,470
Accounts receivable, (less allowance for doubtful accounts of $ 80,000 and $404,000 respectively)	4,343,671	6,123,137

Inventories, net	7,022,569	8,348,494
Prepaid expenses and other current assets	707,082	646,805

Total current assets	12,335,304	15,644,906

Property, plant and equipment:
Machinery and equipment	18,869,276	18,451,428
Building	2,602,922	2,614,271
Office furniture and equipment	2,010,557	1,926,371
Land	250,000	250,000
Leasehold improvements	510,134	640,428
Fixtures and equipment at customer locations	2,330,483	2,286,814
Projects under construction	130,994	55,650
	26,704,366	26,224,962
Less : accumulated depreciation and amortization	(17,087,622)	(15,636,451)

Total property, plant and equipment, net	9,616,744	10,588,511

Other assets:
Net deferred financing costs, net	74,396	120,375
Goodwill	989,108	1,113,108
Net deferred income tax asset	352,689	175,288
Other assets	167,809	245,376

Total other assets	1,584,002	1,654,147

TOTAL ASSETS	$23,536,050	$27,887,564

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Checks written in excess of bank balance	$500,039	$513,417
Trades payable	4,717,733	6,147,969
Line of credit	5,050,753	6,401,225
Notes payable - current portion	1,329,852	3,500,669
Notes payable - officers current portion	2,237,292	60,000
Accrued liabilities	925,719	1,811,775

Total current liabilities	14,761,388	18,435,055

Long-term liabilities:
Other liabilities (related parties of $1,056,000 and $517,000)	1,644,339	1,371,364
Notes payable	4,394,390	2,864,129
Notes payable - officers	0	2,255,616

Total long-term liabilities	6,038,729	6,491,109

Minority interest	10,091	10,230

Stockholders' equity:
Preferred stock - no par value 2,000,000 shares authorizes, 0 shares issued and outstanding	0	0
Common stock - no par value, 5,000,000 shares authorized, 2,268,269 and 2,185,896 shares issued, 2,036,474 and 1,954,100 shares outstanding, respectively	3,764,020	3,764,020
Class B Common stock - no par value, 500,000 shares authorized, 0 shares issued and outstanding	0	0
Paid-in-capital	5,869,828	5,615,411
Warrants issued in connection with subordinated debt and bank debt	595,174	595,174
Accumulated deficit	(6,340,646)	(6,007,437)
Accumulated other comprehensive loss	(223,420)	(76,884)
Less:
Treasury stock - 231,796 shares	(939,114)	(939,114)

Total stockholders' equity	2,725,842	2,951,170

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$23,536,050	$27,887,564

See accompanying notes to consolidated financial statements

CTI Industries Corporation and Subsidiaries
Consolidated Statements of Operations

	Year Ended December 31,
	2005	2004	2003

Net sales	$29,189,974	$37,193,109	$36,259,638

Cost of sales	22,725,825	30,840,989	29,626,450

Gross profit	6,464,149	6,352,120	6,633,188

Operating expenses:
General and administrative	3,846,538	4,410,595	4,054,607
Selling	1,064,944	1,495,257	1,441,501
Advertising and marketing	776,571	1,014,463	1,816,301
Asset impairment loss	124,000

Total operating expenses	5,812,053	6,920,315	7,312,409

Income (loss) from operations	652,096	(568,195)	(679,221)

Other income (expense):
Interest expense	(1,230,964)	(1,350,085)	(1,103,395)
Interest income	-	-	13,618

Gain (loss) on sale of assets	-	122,499	28,007
Foreign currency (loss) gain	45,128	208,213	(36,132)
Other		395,489	428,125

Total other (expense) income	(1,185,836)	(623,884)	(669,777)

Loss before income taxes and minority interest	(533,740)	(1,192,079)	(1,348,998)

Income tax (benefit) expense	(200,392)	1,286,232	(782,468)

Loss before minority interest	(333,348)	(2,478,311)	(566,530)

Minority interest in (loss) income of subsidiary	(139)	1,063	(483)

Net loss	$(333,209)	$(2,479,374)	$(566,047)

Loss applicable to common shares	$(333,209)	$(2,479,374)	$(566,047)

Basic loss per common share	$(0.17)	$(1.28)	$(0.30)

Diluted loss per common share	$(0.17)	$(1.28)	$(0.30)

Weighted average number of shares and equivalent shares of common stock outstanding:
Basic	1,977,235	1,930,976	1,918,260

Diluted	1,977,235	1,930,976	1,918,260

See accompanying notes to consolidated financial statements

CTI Industries Corporation and Subsidiaries
Consolidated Statements of Stockholders' Equity and Comprehensive Loss

							Warrants		Accumulated
			Class B				issued in		Other	Less
	Common Stock		Common Stock		Paid-in		connection with	Accumulated	Comprehensive	Treasury Stock		Notes Recvble
	Shares	Amount	Shares	Amount	Capital		subordinated debt	Deficit	Loss	Shares	Amount	Shareholders	TOTAL

Balance, December 31, 2002	2,141,882	$3,748,270	-	$-	$5,554,332	-	$135,462	$(2,962,016)	$(6,002)	231,796	$(939,114)	$(56,456)	$5,474,476

Options Exercised	8,334	$15,750											$15,750
Subordinated debt contributed to exercise warrants							$459,712						$459,712
Collection of Notes Receivable												$56,456	$56,456
Net Loss								($566,047)					$(566,047)
Other comprehensive income
Foreign currency translation									($228,766)				$(228,766)
Total comprehensive loss													$(794,813)
Balance, December 31, 2003	2,150,216	$3,764,020	-	$-	$5,554,332	$-	$595,174	$(3,528,063)	$(234,768)	231,796	$(939,114)	$-	$5,211,581

Stock issued for Services	35,680	$-			$61,079								$61,079
Net Loss								($2,479,374)					$(2,479,374)
Other comprehensive income
Foreign currency translation									$157,884				$157,884
Total comprehensive loss													$(2,321,490)
Balance, December 31, 2004	2,185,896	$3,764,020	-	$-	$5,615,411	$-	$595,174	$(6,007,437)	$(76,884)	231,796	$(939,114)	$-	$2,951,170

Options Exercised	32,144				$53,501								$53,501
Stock issued for Services	50,229				$200,916								$200,916
Net Loss								($333,209)					$(333,209)
Other comprehensive income
Foreign currency translation									($146,536)				$(146,536)
Total comprehensive loss													$(479,745)
Balance, December 31, 2005	2,268,269	$3,764,020	-	$-	$5,869,828	$-	$595,174	$(6,340,646)	$(223,420)	231,796	$(939,114)	$-	$2,725,842

See accompanying notes to consolidated financial statements

CTI Industries Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net loss	$(333,209)	$(2,479,374)	$(566,047)
Adjustment to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	1,463,369	1,651,322	1,618,563
Deferred gain on sale/leaseback	0	(175,271)	(30,047)
Amortization of debt discount	35,967	251,490	238,199
Minority interest in loss of subsidiary	65	1,063	(483)
Loss on asset impairment	124,000
Provision for losses on accounts receivable	145,000	288,562	220,000
Provision for losses on inventories	205,000	60,000	135,000
Shares issued for services	200,916	0	0
Deferred income taxes	(200,392)	1,189,135	(782,468)
Change in operating assets and liabilities:
Accounts receivable	1,634,466	(1,791,423)	619,113
Inventories	1,120,925	854,666	560,433
Other assets	205,731	426,662	66,313
Trade payables, accrued and other liabilities	(1,862,861)	(847,411)	1,129,596

Net cash provided by (used in) operating activities	2,738,977	(570,579)	3,208,172

Cash flows from investing activities:

Purchases of property, plant and equipment	(549,547)	(305,546)	(2,007,104)
Proceeds from sale of property, plant and equipment	151,206	32,094	0

Net cash used in investing activities	(398,341)	(273,452)	(2,007,104)

Cash flows from financing activities:
Checks written in excess of bank balance	(13,378)	172,309	227,648
Net change in revolving line of credit	(1,350,472)	2,706,984	(1,948,408)
Proceeds from issuance of long-term debt (Received from related parties 559,000, 267,000 and 250,000)	300,439	558,077	6,768,759
Repayment of long-term debt	(811,776)	(2,513,261)	(5,649,014)
Repayment of short-term debt (Related parties 60,000 in 2005)	(402,324)
Proceeds from exercise of stock options	53,501	0	15,750
Collection of stockholder note	0	0	56,456
Cash paid for deferred financing fees	(141,316)	(41,234)	(275,044)

Net cash (used in) provided by financing activities	(2,365,326)	882,875	(803,853)

Effect of exchange rate changes on cash	(239,797)	157,884	(227,966)

Net (decrease) increase in cash	(264,487)	196,728	169,249

Cash at beginning of period	526,469	329,742	160,493

Cash at end of period	$261,982	$526,470	$329,742

Supplemental disclosure of cash flow information:	950,280	952,682	865,196
Cash payments for interest	88,151	47,186	42,295
Cash payments for taxes

Supplemental disclosure of non-cash activity:
Settlement of liability with third party via ownership transfer of long-term asset		241,268

Stock issued to reduce vendor obligations at fair value		61,079

Accounts payable converted to notes payable	453,503		3,534,326

Refinance mortage			2,671,243

See accompanying notes to consolidated financial statements

CTI Industries Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

1.	Nature of Operations

CTI Industries Corporation, its United Kingdom subsidiary (CTI Balloons Limited), and Mexican subsidiaries (Flexo Universal, S.A. de C.V., CTI Mexico Corporation, S.A. de C.V. and CTF International S.A. de C.V.), and CTI Helium, Inc. (the “Company”) (i) design, manufacture and distribute metallized and latex balloon products throughout the world and (ii) operate systems for the production, lamination, coating and printing of films used for food packaging and other commercial uses and for conversion of films to flexible packaging containers and other products.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred recurring operating losses, has a working capital deficit of $2,426,000 and an accumulated deficit of $6,341,000 as of December 31, 2005. The Company refinanced its credit facilities and two shareholders of the Company loaned the Company $1,000,000 as more fully described in Note 21. Management believes that as a result of these events that it will have sufficient liquidity to meet its obligations as they come due. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Principles of Consolidation

The consolidated financial statements include the accounts of CTI Industries Corporation, its wholly owned subsidiaries CTI Balloons Limited, CTF International S.A. de C.V., and CTI Helium, Inc. and its majority owned subsidiaries, Flexo Universal and CTI Mexico Corporation. All significant intercompany accounts and transactions have been eliminated upon consolidation.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, demand deposits and short term investments with original maturities of three months or less.

Accounts Receivable

Trade receivables are carried at original invoice amount less an estimate for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by identifying troubled accounts, evaluating the individual customer receivables then considering the customer’s financial condition, credit history and current economic conditions and by using historical experience applied to an aging of accounts. A trade receivable is considered to be past due if any portion of the receivable balance is outstanding for a period over the customers’ normal terms. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using standard costs which approximates costing determined on a first-in, first-out basis, to reflect the actual cost of production of inventories.

Production costs of work in process and finished goods include material labor and overhead, including general and administrative expenses where applicable. Work in process and finished goods are not recorded in excess of net realizable value.

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

Projects in process represent those costs capitalized in connection with construction of new assets and/or improvements to existing assets. Upon completion, these costs are reclassified to the appropriate asset class.

Goodwill

The Company applies the provisions of SFAS 142, “Goodwill and Other Intangible Assets”, under which goodwill is not amortized but is tested at least annually for impairment. Goodwill on the accompanying balance sheets relates to Flexo Universal. It is the Company’s policy to perform impairment testing for Flexo Universal annually as of December 31, or as circumstances change.

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

Deferred Financing Costs

Deferred financing costs are amortized on a straight line basis over the term of the loan.

Income Taxes

The Company accounts for income taxes using the liability method. As such, deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Deferred tax assets and liabilities are measured using enacted tax rates expected to be in effect when the anticipated reversal of these differences is scheduled to occur. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company is subject to U.S. Federal, state and local taxes as well as foreign taxes in the United Kingdom and Mexico. The Company’s investments in non-U.S. subsidiaries are deemed to be invested for an indefinite period of time.

Fair Value of Financial Instruments

The fair value of the Company’s financial instruments relating to accounts receivable, trades payable and accrued expenses approximates fair value due to their short-term nature. The fair value of debt approximates its carrying value as the interest rates applicable to these debt instruments are comparable to current market rates for similar maturities.

Other Comprehensive Income (Loss)

For years ended December 31, 2005,2004 and 2003 other comprehensive income (loss) consisted of foreign currency translation adjustments, which is a component of accumulated other comprehensive loss within stockholder’s equity.

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

Stock-Based Compensation

At December 31, 2005, the Company has four stock-based compensation plans, which are described more fully in Note 16. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. The Company recognizes compensation cost for stock-based compensation awards equal to the difference between the quoted market price of the stock at the date of grant or award and the price to be paid by the employee upon exercise in accordance with the provisions of APB No. 25. Based upon the terms of Company’s current stock option plans, the stock price on the date of grant and price paid upon exercise are the same. Accordingly, no stock-based employee compensation cost has been recognized, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company has adopted the disclosure provision of Statement of Financial Accounting Standards (“SFAS”) No. 148 “Accounting for Stock-Based Compensation - Transition Disclosure,” an amendment of SFAS Statement No. 123 (“SFAS No. 148”) The following table illustrates the effect on net loss and earnings per share had compensation cost for all of the stock-based compensation plans been determined based on the grant date fair values of awards:

	Years Ended December 31,
	2005	2004	2003
Net loss:
Reported	(333,000)	(2,479,000)	(566,000)
Deduct total stock-based employee compensation expense
determined under fair value based method for all awards, net of
related tax effects	(124,000)	-	(9,000)
Pro forma net loss	(457,000)	(2,479,000)	(575,000)
Net loss per share:
Basic - As reported	(0.17)	(1.28)	(0.30)
Basic - Proforma	(0.23)	(1.28)	(0.30)
Diluted - As reported	(0.17)	(1.28)	(0.30)
Diluted - Proforma	(0.23)	(1.28)	(0.30)

The fair value of each option was estimated as of the date of the grant using the Black-Scholes option pricing model based on the following assumptions:

	2005	2004	2003
Expected life (years)	5.0	5.0	5.0
Volatility	138.86%	128.49%	136.6%
Risk-free interest rate	3.89%	1.9%	4.4%
Dividend yield	-	-	-

Research and Development

The Company conducts product development and research activities which includes (i) creative product development, (ii) creative marketing, and (iii) engineering. During the years ended December 31, 2005, 2004 and 2003, research and development activities totaled $224,000, $246,000 and $335,000, respectively.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expenses amounted to $50,000, $152,000 and $252,000 for the years ended December 31, 2005, 2004, and 2003, respectively.

Reclassifications

Reclassifications were made to the year end 2004 balance sheet to conform to the year end 2005 presentation.

3.	Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123, “Share-Based Payment” (“SFAS Statement 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This statement requires that all share-based payments to employees be recognized in the financial statements based on their fair values on the date of grant. The Company currently uses the intrinsic value method to measure compensation expense for stock-based awards. The Stock Based Compensation caption within Note 3 provides a pro forma net income (loss) and earnings per share as if the Company had used a fair-value based method provided by SFAS l23R to measure stock-based compensation for 2004, 2003 and 2002. SFAS No. 123R is effective as of the beginning of the first interim or annual reporting period that begins after December 31, 2005 and applies to all awards granted, modified, repurchased or cancelled after the effective date. The Company is evaluating the requirements of SFAS 123R and expects that its adoption will not have a material impact on the Company’s consolidated results of operations and earnings per share.

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

In December of 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29” (SFAS 153). SFAS 153 eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS 153 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted by the Company in the first quarter of 2006. The Company does not believe that the adoption of SFAS 153 will have a material impact on the Company’s consolidated results of operations or financial condition.

In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections - a replacement of APB No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 replaces APB No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements” and changes the requirement for accounting for and reporting of a change in accounting principles. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not anticipate that adoption of SFAS 154 will have a material impact on the financial position, results of operations or its cash flows.

4.	Major Customers

For the year ended December 31, 2005, the Company had three customers that accounted for approximately 23.5%, 13.6%, and 13.3%, respectively, of consolidated net sales. Corresponding percentages of consolidated net sales generated by these customers for the year ended December 31, 2004, were approximately 20.1%, 11.7%, and 16.8% respectively. Corresponding percentages of consolidated net sales generated by these customers for the year ended December 31, 2003, were approximately 14.7%, 28.4% and 0.5%, respectively and one other customer represented 11.0% of net sales. At December 31, 2005, the outstanding accounts receivable balances due from these three customers were $910,250 (related party), $1,403,861 and $110,908, respectively. At December 31, 2004, the outstanding accounts receivable balances due from these three customers were $956,739 (related party), $1,438,153 and $301,724, respectively.

5.	Inventories

Inventories are stated at the lower of cost or market. Cost is determined using standard costs which approximate costing determined on a first-in, first out basis. Standard costs are reviewed and adjusted periodically and at year end based on actual direct and indirect production costs. On a periodic basis, the Company reviews its inventory levels for estimated obsolescence or unmarketable items, in reference to future demand requirements and shelf life of the product.

Inventories are comprised of the following:

	December 31, 2005	December 31, 2004
Raw materials	$1,316,885	$888,643
Work in process	730,752	806,495
Finished goods	5,229,677	6,840,068
Allowance for excess quantities	(254,745)	(186,713)
Total inventories	$7,022,569	$8,348,494

6.	Notes Payable

Long-term debt consists of:

	Dec 31, 2005	Dec 31, 2004

Term Loan with bank, payable in monthly installments of $58,333	$2,158,341	$2,858,337
including interest at prime (7.25% at December 31, 2005) plus 1.5%
(8.75%) (amortized over 60 months) balance due January 31, 2006

Mortgage Loan with bank, payable in monthly installments of $19,209	$2,780,553	$2,832,302
including interest at 6.25% due May 5, 2008

Vendor Notes, at various rates of interest (weighted average of	$700,886	$649,697
6%) maturing through December 2007

Subordinated Notes (Officers) due 2006, interest at 9%	$1,423,059	$1,460,592
net of debt discount of $23,441 and $59,408 at December 31,
2005 and 2004, respectively (See Notes 7, 10)

Subordinated Notes (Officers) due 2006, interest at 9%	$814,233	$795,024
(See Notes 7,10)

Loan payable to a Mexican finance institution denominated in	$84,462	$84,462
Mexican Pesos bearing interest at 9.81% due 2009

Total long-term debt	$7,961,534	$8,680,414

Less current portion	$(3,567,144)	$(3,560,669)

Total Long-term debt, net of current portion	$4,394,390	$5,119,745

On December 31, 2003, the Company entered into a Loan and Security Agreement (“Loan Agreement”) with Cole Taylor Bank under which the Bank provided to the Company a credit facility in the aggregate amount of $11,000,000, collateralized by substantially all assets of the Company. The credit facility expired on December 31, 2005 and was renewed to January 31, 2006. The credit facility included a term loan of $3,500,000, at an interest rate of prime plus 1.5% per annum (8.75% at December 31, 2005), which is based upon the appraised (liquidation basis) value of the machinery and equipment of the Company and a revolving line of credit at an interest rate of prime plus 1.5% per annum (8.75% at December 31, 2005), the amount of which was based on advances of up to 85% of eligible trade receivables and up to 50% of the value of the Company’s eligible inventory. In connection with the Loan Agreement, two principals of the Company executed agreements pursuant to which they agreed, in the event appraisals of the Company’s machinery and equipment to be performed during 2004 indicated values less than those specified in the Loan Agreement (liquidation value), to provide guarantees of a portion of the term loan or subordinated loan funds to the Company. During 2004, these two principals pledged certain of their individual assets as security for the amount by which the principal balance of the term loan exceeded the most recent appraised value of the Company’s machinery and equipment. The Loan Agreement also provided that, upon the receipt of any proceeds of sale or other disposition of equipment, or any proceeds from damage, destruction or condemnation, such proceeds were to be paid as a mandatory prepayment of the term loan. In addition, 50% of excess cash flow was required to be paid as a prepayment of the term loan. The Loan Agreement also included financial covenants requiring a minimal level of tangible net worth and ratio of EBITDA to fixed charges. The Bank had issued a waiver of this covenant for December 31, 2004 and had agreed to an amendment modifying the covenants. The entire balance outstanding under the Loan Agreement was paid in full on February 1, 2006.

As of December 31, 2005, the balance outstanding on the revolving line of credit was $5,050,753.

In January 2001, Banco Popular loaned to the Company the sum of $2,873,000 in a refinance of the Company’s principal office building and property situated in Barrington, Illinois. The mortgage loan is collateralized by this building and property, with a net carrying value of $2,886,595, and was made in the form of two notes. The first note was in the principal amount of $2,700,000, bearing interest at the rate of 9.75%, and had a term of five years with an amortization period of 25 years. In May of 2003, the terms of this note were renegotiated to a note in the principal amount of $2,912,000 bearing 6.25% with a term of 5 years amortized over 30 years.

The second note was in the principal amount of $173,000 with an interest rate of 10%, and has a term of three years. This obligation was paid in full January 2004.

Future minimum principal payments, exclusive of debt discount, for amounts outstanding under these long-term debt agreements for each of the years ended December 31:

2006	$3,567,144
2007	922,215
2008	811,992
2009	896,454
2010	811,992
Thereafter	951,737
$7,961,534

On February 1, 2006, the Company entered into a Loan Agreement with Charter One Bank, Chicago, Illinois. Proceeds of this loan were utilized in part to pay the entire outstanding balance of the Cole Taylor Bank loan and the Banco Popular mortgage loan. (See Note 21)

7.	Subordinated Debt

In February 2003, the Company received $1,630,000 from certain shareholders in exchange for (a) two year 9% subordinated notes, and (b) five year warrants to purchase 163,000 common shares at $4.87 per share. The proceeds were to (i) re-finance the bank loan of CTI Mexico in the amount of $880,000 and (ii) to provide financing for CTI Mexico and Flexo Universal. The value of the warrants was $640,427 calculated using Black-Scholes option pricing formula. The Company applied the debt discount of $459,780 against the subordinated debt. The debt discount was amortized using the effective interest method over the term of the debt. These loans are subordinated to the Bank debt of the Company.

In February 2006, the Company received $1,000,000 from two shareholders in exchange for (a) five year subordinated notes bearing interest at 2% over the prime rate determined on a quarterly basis and (b) five year warrants to purchase an aggregate of 303,030 shares of common stock of the Company at the price of $3.30 per share.

At various times during 2003, John H. Schwan loaned an aggregate of $795,204 to the Company in exchange for notes bearing interest at various annual rates (5%-8%). These notes are subordinated to the bank loan of the Company. Mr. Merrick also advanced $19,209 to the Company in December 2005.

8.	Income Taxes

The income tax provisions are comprised of the following:

	Dec. 31	Dec. 31	Dec. 31
	2005	2004	2003
Current:
Federal	$-	$-	$-
State	$-	$-	$-
Foreign	$-	$97,097	$-
	$-	$97,097	$-

Deferred
Federal	(180,134)	1,223,030	(361,881)
State	(24,797)	(63,753)	(61,281)
Foreign	$4,539	29,858	(359,306)
	(200,392)	1,189,135	(782,468)

Total Income Tax (Benefit) Provision	$(200,392)	$1,286,232	$(782,468)

The components of the net deferred tax asset at December 31 are as follows:

	2005	2004
Deferred tax assets:
Allowance for doubtful accounts	$32,752	$127,150
Inventory allowances	195,095	168,006
Accrued liabilities	132,776	126,372
Unicap 263A adjustment	52,380	52,380
Net operating loss carryforwards	3,302,982	2,988,093
Alternative minimum tax credit carryforwards	338,612	338,612
State investment tax credit carryforward	18,041	18,041
Other foreign tax items	(3,179)	109,833
Foreign asset tax credit carryforward	160,784	160,784
Total deferred tax assets	4,230,243	4,089,271
Deferred tax liabilities:
Book over tax basis of capital assets	(1,074,863)	(1,134,282)
Cash basis of foreign inventory purchases	(348,690)	(348,690)
	2,806,690	2,606,299
Less: Valuation allowance	(2,454,001)	(2,454,001)
Net deferred tax asset	$352,689	$152,298

The Company maintains a valuation allowance with respect to deferred tax assets as a result of the uncertainty of ultimate realization. At December 31, 2005, the Company has net operating loss carryforwards of approximately $5,392,538 expiring in various years through 2025. In addition, the Company has approximately $338,600 of alternative minimum tax credits as of December 31, 2005, which have no expiration date. Management has determined based upon the evaluation of certain transactions involving the repatriation of profits from its U.K. subsidiary that it is more likely than not that deferred tax assets will be realized in 2005. The increase in the valuation allowance, which was recorded in the fourth quarter of 2004, was made after management determined that the realization of the deferred tax asset was not likely to be realized in the foreseeable future. Income tax provisions differed from the taxes calculated at the statutory federal tax rate as follows:

	Years Ended December 31,
	2005	2004	2003
Taxes at statutory rate	(186,809)	(417,228)	(393,154)
State income taxes	(25,716)	(57,434)	(55,504)
Nondeductible expenses	12,757	15,355	20,564
Increase in deferred tax
Valuation allowance	-	1,715,401	-
Foreign taxes and other	(624)	30,138	(354,374)
Income tax provision	(200,392)	1,286,232	(782,468)

9.	Other Income/Expense

Other income/expense set forth on the Company’s Consolidated Statement of Operations for the fiscal year ended December 31, 2005 included gains of $45,000 related to currency translation items. Other income of $395,489 set forth on the Company’s Consolidated Statement of Operations for the year ended December 31, 2004 includes (i) gains related to a review and determination that various accrued items on the books of the Mexican subsidiaries of the Company (CTI Mexico and Flexo) are not due or payable and (ii) gains based on the settlement of various accounts in consideration of the payment of an amount less than the amount accrued. These settlements primarily relate to CTI Mexico an inactive subsidiary. For the year ending December 31, 2003, the Company had other income of $428,126. This amount includes income derived from the settlement of certain outstanding liabilities due to vendors for less than the amount recorded on the books of the Company.

10.	Other Liabilities

Items idenfitied as Other Liabilities in the Company’s Consolidated Balance Sheet as of December 31, 2005 include (i) loans by officers/shareholders to Flexo Universal totaling $1,056,000, and (ii) obligations of CTI Mexico, Flexo, and CTF International totaling $587,000. Items identified as Other Liabilities in the Company’s Consolidated Balance Sheet as of December 31, 2004 include (i) loans by officers/shareholders to Flexo Universal totaling $517,000 due in 2007 and 2008, (ii) capital lease for equipment for $5,000, (iii) obligations of CTI Mexico, Flexo, and CTF International totaling $779,000 to vendors on deferred payment terms, and (iv) $70,000 of others.

11.	Employee Benefit Plan

The company has a defined contribution plan for substantially all employees. Profit sharing contributions may be made at the discretion of the Board of Directors. Effective January 1, 2004, the Company amended its defined contribution plan. Under the amended plan, the maximum contribution for the Company is 2% of gross wages. Employer contributions to the plan totaled $52,147, $57,172, and $54,836 for the years ended December 31, 2005, 2004 and 2003, respectively.

12.	Related Party Transactions, See Note 15.

Stephen M. Merrick is a shareholder of a law firm which we received legal services during the year. Mr. Merrick is both a director and a shareholder of the Company. Legal fees incurred with this firm were $117,000 for the year ended December 31, 2005, $97,000 for the year ended December 31, 2004 and $107,000 for the year ended December 31, 2003. In 2005, Mr. Merrick received $48,000 for services performed from CTI Industries and an additional $12,000 in directors fees from CTI Balloons Limited located in the United Kingdom.

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

John H. Schwan is principal of Shamrock Packaging and affiliated companies. The Company made purchases of packaging materials from them of approximately $165,000, $172,000 and $274,000 during the years ended December 31, 2005, 2004 and 2003, respectively.

John H. Schwan is an officer of an affiliate of Rapak L.L.C. Rapak purchased an aggregate of $6,860,000, $7,837,000 and $5,360,000 of film from the Company during the fiscal years 2005, 2004 and 2003, respectively.

For each of the years ended December 31, 2005, 2004 and 2003, respectively, Mr. Schwan received $24,000 for services performed from CTI Industries. Further, he received an additional $12,000 in directors fees in 2005 from CTI Balloons Limited located in the United Kingdom.

In July 2001 certain members of Company management were issued warrants to purchase 119,050 shares of the Company’s Common Stock at an exercise price of $1.50 per share in consideration of their facilitating and guaranteeing and securing bank loans to the Company in the amount of $1.4 million and for advancing additional monies to the Company that were repaid in 2001. The warrants have a term of five years.

At various times during 2003, John H. Schwan loaned an aggregate of $795,204 to the Company in exchange for notes bearing interest at various annual rates (5%-8%). These notes are subordinated to the bank loan of the Company. Mr. Merrick also advanced $19,209 to the Company in December 2005.

Messrs. Schwan and Merrick made advances to the Company’s Mexican affiliate, Flexo Universal in the amount of $112,500 and $141,900, respectively in 2005, $86,000 and $181,000, respectively in 2004, and $225,000 and $25,000 in 2003, respectively. Additionally, Messrs. Schwan and Merrick advanced $130,000 and $155,000, in 2005 respectively to the Company’s UK affiliate, CTI Balloons Ltd. These advances are reflected in demand notes bearing interest at the rate of 8% per annum in 2004 and 2003, and 7% in 2005.

On February 1, 2006, Mr. Schwan and Mr. Merrick advanced $500,000 each to the Company in exchange for (a) five year promissory notes bearing interest at 2% over the prime rate determined quarterly and (b) five year warrants to purchase an aggregate of 303,030 shares of common stock of the Company at the price of $3.30 per share.

Interest paid to related parties during 2005, 2004 and 2003 was $146,898, $119,230 and $150,674, respectively.

13.	Goodwill and Intangible Assets

Under the provisions of SFAS 142, goodwill is subject to at least annual assessments for impairment by applying a fair-value based test. SFAS 142 also requires that an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the asset can be sold, licensed, rented or exchanged, regardless of the acquirer’s intent to do so. The Company has no acquired intangible assets other than goodwill.

The Company retained a valuation consulting firm to conduct an evaluation of our goodwill in our Mexico subsidiary December 2004 and December 2005. As of December 31, 2005, the valuation consulting firm determined that the fair value of the Company’s interest in Flexo Universal was $988,000, and the carrying value of $1,113,000 was impaired by $124,000. Accordingly, we have recorded the amount of this impairment as an expense and have reduced the carrying value of the Company’s interest in Flexo Universal to $989,108.

The carrying amount of goodwill as of December 31, 2005 was $989,108 and as of December 31, 2004 was $1,113,108. When acquired prior to 2003, goodwill was recorded at $1,299,954. When goodwill ceased to be amortized with the adoption of SFAS 142, amortization was $186,846, resulting in the $1,113,108 carrying value through December 31, 2004. The primary indicator attributable to the impairment loss was the inability of the subsidiary to meet its financial projections.

14.	Commitments and Contingencies

Operating Leases

In July of 2004, the Company signed a month to month lease with HP Properties LLC for approximately 35,000 square feet of space in Cary, Illinois. In September of 2005, the Company signed a lease to rent 16,306 square feet of space from Trinity Assets replacing the previous lease with HP Properties. This lease has a 2 year term. The Company’s United Kingdom subsidiary also maintains a lease for office and warehouse space which expires in 2019. The Company’s Mexico subsidiary signed a five year lease in January of 2003 to rent 43,000 square feet of space at a cost of approximately $17,000 per month. The Company leases office equipment under operating leases which expire on various dates through December 2006.  See Note 15 relating to cancellation of Pepper Road lease.

The net lease expense was $598,440, $401,848 and $555,197 for the years ended December 31, 2005, 2004, and 2003, respectively, which includes $76,500 and $193,615 paid to Pepper Road (a related party) in 2004 and 2003, respectively.

The future aggregate minimum net lease payments under existing agreements as of December 31, as follows:

	Trinity Assets	Other	Total Lease Payments
2006	$77,117	337,759	$414,876
2007	58,916	286,727	345,643
2008		51,700	51,700
2009		51,700	51,700
2010		51,700	51,700
Thereafter		465,300	465,300
Total	$136,033	$1,244,886	$1,380,919

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

2006	$76,664
2007	$76,664
2008	$76,664

15.	Sale/Leaseback of Building - Related Party

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

16.	Stock Options and Warrants

Under the Company’s 1997 Stock Option Plan (effective July 1, 1997), a total of 119,050 shares of Common Stock are reserved for issuance under the Stock Option Plan. Options to purchase 98,416 shares of Common Stock have been granted as of October 31, 1998, and remain outstanding at December 31, 2005. The options are exercisable immediately upon grant and have a term of ten years. The Plan provides for the award of options, which may either be incentive stock options (“ISOs”) within the meaning of Section 422A of the Internal Revenue Code of 1986, as amended (the “Code”) or non-qualified options (“NQOs”) which are not subject to special tax treatment under the Code. The Plan is administered by the Board or a committee appointed by the Board (the “Administrator”). Officers, directors, and employees of, and consultants to, the Company or any parent or subsidiary corporation selected by the Administrator are eligible to receive options under the Plan. Subject to certain restrictions, the Administrator is authorized to designate the number of shares to be covered by each award, the terms of the award, the date on which and the rates at which options or other awards may be exercised, the method of payment and other terms.

On March 19, 1999, the Board of Directors approved for adoption, effective May 6, 1999, the 1999 Stock Option Plan (“Plan”). The Plan authorizes the grant of options to purchase up to an aggregate of 158,733 shares of the Company’s Common Stock. As of December 31, 2005, 148,219 options had been granted under the 1999 Stock Option Plan. The options are exercisable immediately upon grant, and have a term of ten years.

On April 12, 2001, the Board of Directors approved for adoption, effective December 27, 2001, the 2001 Stock Option Plan (“Plan”). The Plan authorizes the grant of options to purchase up to an aggregate of 158,733 shares of the Company’s Common Stock. As of December 31, 2005, 112,503 options had been granted under the 2001 Stock Option Plan. The options are exercisable immediately upon grant and have a term of ten years.

On April 24, 2002, the Board of Directors approved for adoption, effective October 12, 2002, the 2002 Stock Option Plan (“Plan”). The Plan authorizes the grant of options to purchase up to an aggregate of 142,860 shares of the Company’s Common Stock. As of December 31, 2005, 141,954 options had been granted under the 2002 Stock Option Plan. The options are exercisable immediately upon grant and have a term of ten years.

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

In March 2003, certain members of company management were issued warrants to purchase 163,000 shares of the Company’s Common Stock at an exercise price of $4.87 per share in consideration of their loaning the company $1,630,000.

In December 2003, certain members of company management were issued incentive-based options to purchase 7,000 shares of the Company’s Common Stock at an exercise price of $2.29 per share. These options have a term of 10 years.

In December 2005, certain members of company management were issued incentive-based options to purchase 79,000 shares of the Company’s Common Stock at an exercise price of $2.88 per share. These options have a term of 10 years.

In February 2006, certain members of company management were issued warrants to purchase 303,030 shares of the Company’s Common Stock at an exercise price of $3.30 per share in consideration of their loaning the company $1,000,000.

The following is a summary of the activity in the Company’s stock option plans and other options and warrants issued, for the years ended December 31, 2005, 2004 and 2003, respectively.

	Dec. 31, 2005	Weighted Avg. Exercise Price	Dec. 31, 2004	Weighted Avg. Exercise Price	Dec. 31, 2003	Weighted Avg. Exercise Price
Outstanding and exercisable, beginning of period	687,472	$3.16	725,597	$2.58	572,862	$2.58
Granted	79,000	2.88	0		170,000	2.22
Exercised	(32,144)	1.70	0		(8,336)	1.54
Cancelled	(90,876)	1.77	(38,125)	1.81	(8,929)	6.51
Outstanding and exercisable at the end of period	643,452	$3.40	687,472	$3.33	725,597	$2.58

At December 31, 2005, available options to grant were 907.

Significant option and warrant groups outstanding at December 31, 2005 and related weighted average price and remaining life information are as follows:

Grant Date	Outstanding	Exercisable	Exercise Price	Remaining Life (Years)
September 1997	5,953	5,953	$6.28	1
September 1998	88,494	88,494	$6.51	2
September 1998	11,905	11,905	$2.10	2
March 2000	57,143	57,143	$1.95	4
July 2001	119,050	119,050	$1.50	0.5
December 2001	44,048	44,048	$1.47	5
April 2002	11,905	11,905	$2.10	6
December 2002	55,954	55,954	$2.36	6
February 2003	163,000	163,000	$4.87	2
December 2003	7,000	7,000	$2.29	8
December 2005	79,000	79,000	$2.88	9
	643,452	643,452

There were 79,000 options issued in 2005, no options issued in 2004, the weighted average fair value of options granted during the years ending December 31, 2005 and December 31, 2003 was $2.88 and $2.29 per share, respectively.

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

CTI Industries Corporation and Subsidiaries
Consolidated Earnings per Share

	Year Ended December 31,
	2005	2004	2003
Basic
Average shares outstanding:
Weighted average number of shares outstanding during the period	1,977,235	1,930,976	1,918,260

Earnings:
Net loss:	$(333,210)	$(2,479,374)	$(566,047)

Amount for per share Computation	$(333,210)	$(2,479,374)	$(566,047)

Net (loss) earnings applicable to Common Shares	$(0.17)	$(1.28)	$(0.30)

Diluted
Average shares outstanding:	1,977,235	1,930,976	1,918,260
Weighted averages shares Outstanding Common stock equivalents (options, warrants)

Weighted average number of shares outstanding during the period	1,977,235	1,930,976	1,918,260

Earnings:
Net (loss) income	$(333,210)	$(2,479,374)	$(566,047)

Amount for per share computation	$(333,210)	$(2,479,374)	$(566,047)

Net loss applicable to Common Shares	$(0.17)	$(1.28)	$(0.30)

18.	Geographic Segment Data

The Company’s operations consist of a business segment which designs, manufactures, and distributes film products. Transfers between geographic areas were primarily at cost. The Company’s subsidiaries have assets consisting primarily of trade accounts receivable, inventory and machinery and equipment. Sales and selected financial information by geographic area for the periods ended December 31, 2003, December 31, 2004 and December 31, 2005 are as follows:

	United States	United Kingdom	Mexico	Eliminations	Consolidated
Year ended 12/31/05
Revenues	$23,564,000	$2,573,000	$4,536,000	($1,483,000)	$29,190,000
Operating income (loss)	$602,000	$290,000	($240,000)		$652,000
Net (loss) income	($342,000)	$220,000	($211,000)		($333,000)
Total Assets	$21,343,000	$2,122,000	$4,818,000	($4,747,000)	$23,536,000

Year ended 12/31/04
Revenues	$32,855,000	$2,664,000	$4,890,000	($3,216,000)	$37,193,000
Operating income	($214,000)	$121,000	($427,000)	($48,000)	($568,000)
Net income (loss)	($2,595,000)	$223,000	($59,000)	($48,000)	($2,479,000)
Total Assets	$24,072,000	$1,989,000	$5,319,000	($3,492,000)	$27,888,000

Year ended 12/31/03
Revenues	$32,687,000	$2,415,000	$4,003,000	($2,845,000)	$36,260,000
Operating income	($246,000)	$191,000	($528,000)	($96,000)	($679,000)
Net income (loss)	($883,000)	$163,000	$249,000	($95,000)	($566,000)
Total Assets	$27,603,000	$1,412,000	$5,476,000	($4,221,000)	$30,270,000

19.	Litigation

On September 5, 2003, Airgas Inc., Airgas-Southwest, Inc., Airgas-South, Inc. and Airgas-East, Inc. filed a joint action against CTI Industries Corporation for claimed breach of contract in the Circuit Court of Lake County, Illinois claiming as damages the aggregate amount of $162,242. The Company has filed an answer denying the material claims of the complaint, affirmative defenses and a counterclaim. In the action, the plaintiffs claim that CTI Industries Corporation owes them certain sums for (i) helium sold and delivered, (ii) rental charges with respect to helium tanks and (iii) replacement charges for tanks claimed to have been lost. On November 2, 2004, this matter was settled. The amount agreed to be paid by the Company in settlement totaled $100,000. The first payment of $50,000 was paid on November 15, 2004. The balance of $50,000 was payable in five consecutive $10,000 monthly installments, commencing December 30, 2004 and has been paid. The Company had fully accrued the amount of the settlement as of December 31, 2004.

On June 4, 2004, Spar Group, Inc. initiated an arbitration proceeding in New York City against the Company. In the proceeding, Spar Group claimed that there was due from the Company to Spar Group a sum for services rendered in the amount of $180,043, plus interest. Spar Group claimed to have rendered services to the Company in various Eckerd stores with respect to the display and ordering of metalized and latex balloons for sale in those stores. The Company filed an answer denying liability with respect to the claim and asserted a counterclaim for damages against Spar Group for breach of its agreement to provide such services. On January 13, 2005, this matter was settled. The amount agreed to be paid by the Company in settlement totaled $100,000. The first payment of $30,000 was paid on February 1, 2005. The balance of $70,000 was payable in seven consecutive $10,000 monthly installments, commencing March 1, 2005 and has been paid in full. The Company had fully accrued the amount of the settlement as of December 31, 2004.

In addition, the Company is also party to certain lawsuits arising in the normal course of business. The ultimate outcome of these matters is unknown, but in the opinion of management, the settlement of these matters is not expected to have a significant effect on the future financial position or results of operations of the Company.

20.  Quarterly Financial Data (Unaudited):

The following table sets forth selected unaudited statements of income for each quarter of fiscal 2005 and 2004:

	Quarter Ended (1)
	March 31,	June 30,	Sept. 30,	Dec. 31,
	2005	2005	2005	2005

Net sales	$9,103,327	$7,572,626	$6,033,831	$6,480,189
Gross profit	$1,873,993	$1,582,954	$1,242,186	$1,765,016
Net income (loss)	$84,488	($53,616)	($416,267)	$52,186
Earnings (loss) per common share
Basic	$0.04	($0.03)	($0.21)	$0.03
Diluted	$0.04	($0.03)	($0.21)	$0.02

(1) Earnings per common share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly per common share information may not equal the annual earnings per common share

	Quarter Ended(1)
	March 31,	June 30,	Sept. 30,	Dec. 31,
	2004	2004	2004	2004(2)(3)

Net sales	$10,893,964	$9,591,785	$8,125,521	$8,581,819
Gross profit	$2,147,370	$2,032,028	$1,669,778	$502,944
Net income (loss)	$371,901	($135,681)	($150,370)	($2,565,224)
Earnings (loss) per common share
Basic	$0.19	($0.07)	($0.08)	($1.31)
Diluted	$0.18	($0.07)	($0.08)	($1.31)

(1) Earnings per common share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly per common share information may not equal the annual earnings per common share.

(2) Cost of sales were higher, as a percentage of net sales in the fourth quarter of 2004 than in prior quarters of 2004, resulting in lower gross profit than in those prior quarters by reason of the facts that: (i) sales of storage bags continued to decline resulting in a shift in product mix to lower margin products, (ii) higher costs of production in prior quarters resulted in higher unit costs for metalized balloons sold during the fourth quarter and (iii) there were discounted and low margin sales of balloon products in the fourth quarter.

(3) The amount of the income tax expense recognized by the Company in 2004 reflects adjustments in deferred tax assets and other items arising from the operating results of the Company for the year. This increase, which was recorded during the fourth quarter, was made after management determined, based on fourth quarter activity, that the realization of the deferred tax asset was not likely in the foreseeable future. Fourth quarter activity affecting this determination included lower than anticipated sales in the storage bag product line and lower margin sales of novelty products, as described above.

21.	Subsequent Events

On February 1, 2006, the Company entered into a Loan Agreement with Charter One Bank, Chicago, Illinois, under which the Bank agreed to provide a credit facility to the Company in the total amount of $12,800,000, which includes (i) a five year mortgage loan secured by the Barrington, Illinois property in the principal amount of $2,800,000, amortized over a 20 year period, (ii) a five year term loan secured by the equipment at the Barrington, Illinois plant in the amount of $3,500,000 and (iii) a three-year revolving line of credit up to a maximum amount of $6,500,000, secured by inventory and receivables. The amount the Company can borrow on the revolving line of credit includes 85% of eligible receivables and 60% of eligible inventory. Proceeds of this loan totaling $10,349,653 were utilized to pay the entire outstanding principal amount of the Company’s outstanding debt obligations to Cole Taylor Bank and Banco Popular. Under the terms of the Loan Agreement, the Company is restricted from declaring any cash dividends or other distributions on its shares.

On January 10, 2006, an officer of Flexo Universal, Pablo Gortazar, acquired all rights in a loan of a credit union to Flexo Universal and CTF International both Mexican subsidiaries of the Company for the book value. The principal amount of the obligation of Flexo Universal and CTF International acquired was $191,000, and such amount bears interest at the rate of 9.5% per annum.

On February 1, 2006, two principal shareholders and officers of the Company each loaned to the Company the sum of $500,000 in exchange for (i) promissory notes due January 31, 2011 and bearing interest at the rate of 2% per annum in excess of the prime rate determined quarterly and (ii) five-year warrants to purchase up to 151,515 shares of the common stock of the Company, each, at the price of $3.30 per share.

On March 9, 2006, the Company entered into a four-year term Production and Supply Agreement with ITW Spacebag, a division of Illinois Tool Works, Inc., under which ITW is to purchase from the Company (i) all of its requirements for a certain kind of pouch for the storage of personal and household items and (ii) all of its requirements, subject to being price competitive, for film to be utilized by ITW to produce certain other storage pouches.

Schedule II -Valuation and qualifying accounts:

The following is a summary of the allowance for doubtful accounts related to accounts receivable for the years ended December 31:

	2005	2004	2003

Balance at beginning of year	$404,070	$316,047	$391,406
Charged to expenses	$145,000	$288,562	$145,000
Uncollectible accounts written off	$(468,865)	$(200,539)	$(220,359)
Balance at end of year	$80,205	$404,070	$316,047

The following is a summary of the allowance for obsolete inventory for the years ended December 31:

	2005	2004	2003

Balance at beginning of year	$186,713	$492,157	$392,142
Charged to expenses	$205,000	$60,000	$210,000
Obsolete inventory written off	$(136,968)	$(365,444)	$(109,985)
Balance at end of year	$254,745	$186,713	$492,157

The following is a summary of property and equipment and the related accounts of accumulated depreciation for the years ended December 31:

	2005	2004	2003

Cost Basis
Balance at beginning of year	$26,224,962	$27,023,245	$25,881,777
Additions	$549,547	$305,547	$2,007,104
Disposals	$(70,143)	$(1,103,830)	$(865,636)
Balance at end of year	$26,704,366	$26,224,962	$27,023,245

Accumulated depreciation
Balance at beginning of year	$15,636,451	$14,815,596	$14,166,764
Depreciation	$1,463,369	$1,651,322	$1,514,468
Disposals	$(12,198)	$(830,467)	$(865,636)
Balance at end of year	$17,087,622	$15,636,451	$14,815,596

Property and equipment, net	$9,616,744	$10,588,511	$12,207,649