Form 10-K/A
period 2005-12-31
CTI INDUSTRIES CORP
filed 2006-04-19
CIK 1042187

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

Documents Incorporated by Reference: None

Introductory Note

The Annual Report on Form 10-K for CTI Industries Corporation (the “Company”), for the year ending December 31, 2005, filed on April 14, 2006, is hereby being amended to include a revised Report of Independent Registered Public Accounting Firm from Eisner LLP, which was modified from the original filing. No other changes have been made to the Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
CTI Industries Corporation

We have audited the accompanying consolidated statements of operations, stockholders’ equity and cash flows of CTI Industries Corporation and subsidiaries (the “Company”) for the year ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of the Company for the year ended December 31, 2003, in conformity with generally accepted accounting principles in the United States of America.

/s/ Eisner LLP
New York, New York
February 18, 2004

With respect to the first paragraph of Note 6
April 14, 2004

With respect to the third paragraph of Note 3
October 1, 2004 (not presented herein)

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized on April 19, 2006.

CTI INDUSTRIES CORPORATION

Date:	By:	/s/ Howard W. Schwan

Howard W. Schwan, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Howard W. Schwan	President and Director	April 19, 2006

Howard W. Schwan

/s/ John H. Schwan	Chairman and Director	April 19, 2006

John H. Schwan

/s/ Stephen M. Merrick	Executive Vice President,	April 19, 2006

Stephen M. Merrick	Secretary, Chief Financial Officer and Director

/s/ Stanley M. Brown	Director	April 19, 2006

Stanley M. Brown

/s/ Bret Tayne	Director	April 19, 2006

Bret Tayne

/s/ Michael Avramovich	Director	April 19, 2006

Michael Avramovich

/s/ John I. Collins	Director	April 19, 2006

John I. Collins