Form 10-Q
period 2006-03-31
CTI INDUSTRIES CORP
filed 2006-05-22
CIK 1042187

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

COMMON STOCK, no par value, 2,036,474, outstanding Shares, as of May 15, 2006.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

The following condensed consolidated financial statements of the Registrant are attached to this Form 10-Q:

1. Interim Balance Sheet as at March 31, 2006 (unaudited) and Balance Sheet as at December 31, 2005;

2. Interim Statements of Income (unaudited) for the three months ended March 31, 2006 and March 31, 2005;

3. Interim Statements of Cash Flows (unaudited) for the three months ended March 31, 2006 and March 31, 2005;

4. Notes to Condensed Consolidated Financial Statements.

The Financial Statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of results for the periods presented.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview. The Company produces film products for novelty, packaging and container applications. These products include metalized balloons, latex balloons and related latex toy products, films for packaging applications, and flexible containers for packaging and storage applications. We produce all of our film products for packaging and container applications at our plant in Barrington, Illinois. We produce all of our latex balloons and latex products at our facility in Guadalajara, Mexico. Substantially all of our film products for packaging applications and flexible containers for packaging and storage are sold to customers in the United States. We market and sell our novelty items - principally metalized balloons and latex balloons - in the United States, Mexico, the United Kingdom and a number of additional countries.

Recent Developments.

Bank Loan. On February 1, 2006, we entered into a Loan Agreement with Charter One Bank, Chicago, Illinois, under which the Bank agreed to provide a credit facility to our Company in the total amount of $12,800,000, which includes (i) a five year mortgage loan secured by our Barrington, Illinois property in the principal amount of $2,800,000, amortized over a 20 year period, (ii) a five year term-loan secured by our equipment at the Barrington, Illinois plant in the amount of $3,500,000 and (iii) a three-year revolving line of credit up to a maximum amount of $6,500,000, secured by inventory and receivables. The amount we can borrow on the revolving line of credit includes 85% of eligible accounts receivable and 60% of eligible inventory.

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
o
Commencing with the quarter ending June 30, 2006 and each quarter thereafter, we are required to maintain a tangible net worth (as defined in the agreement) in excess of an amount equal to $3,500,000 plus 50% of the consolidated net income of the Company in all periods commencing with the quarter ending June 30, 2006;

o	We are required to maintain specified ratios of senior debt to EBITDA on an annual basis and determined quarterly commencing as of June 30, 2006; and,
o	We are required to maintain a specified level of EBITDA to fixed charges determined at the end of each fiscal quarter commencing on June 30, 2006 for computation periods provided in the agreement.

The loan agreement provides for interest at varying rates in excess of the Bank’s prime rate, depending on the level of senior debt to EBITDA over time. The initial interest rate under the loan is prime plus 1.5% per annum. On a quarterly basis, commencing with the quarter ended March 31, 2006, this ratio will be measured and the interest rate changed in accordance to the table below.

When Senior Debt to Equity is:	The Premium to the Prime Rate is:
Greater or equal to 4.5 to 1.0	1.50%
Between 4.5 to 1 and 4.0 to 1	1.25%
Between 4.0 to 1 and 3.5 to 1	1.00%
Between 3.5 to 1 and 2.75 to 1	0.75%
Between 2.75 to 1 and 2.0 to 1	0.50%
Less than 2.0 to 1	0.25%

As of March 31, 2006, the applicable premium being applied was 1.50%.

Also, under the loan agreement, we are required to purchase a swap agreement with respect to at least 60% of the mortgage and term loan portions of our loan. On April 5, 2006, we entered into a swap arrangement with Charter One Bank with respect to 60% of the principal amounts of the mortgage loan and the term loan, which had the effect of fixing the interest rate for such portions of the loans for the balance of the loan terms.

This loan with Charter One Bank was completed and closed on February 1, 2006. At that time, we used $10,353,000 of proceeds of the loan to pay off the loan balances of our Company for our then existing credit facility at Cole Taylor Bank, Chicago, Illinois and our mortgage loan at Banco Popular.

Also, on February 1, 2006, two principal officers and shareholders of our Company each loaned to our Company the sum of $500,000 in exchange for (i) Promissory Notes due January 31, 2011 and bearing interest at the rate of 2% per annum in excess of the prime rate determined quarterly and (ii) five year Warrants to purchase up to 151,515 shares of common stock of the Company at the price of $3.30 per share (110% of the closing market price on the day preceding the date of the loans). The fair value of each warrant was estimated as of the date of the grant using the Black-Scholes pricing model.

ITW Spacebag Agreement. In March 2006, we entered into a four-year agreement with ITW SpaceBag, a division of Illinois Tool Works, Inc. (“ITW”) under which we will supply all of their requirements in North America for certain of their pouches which they market under the name Space Bag® and also are to supply their requirements of film for certain of the pouches which they produce, if pricing for the film is competitive. We have supplied ITW with certain pouches for several years. During 2005, ITW was our largest customer for pouches, accounting for total net sales of $3,889,000, which represented 13% of our total net sales. During the first quarter of 2006, our net sales of pouches to ITW were $802,000, representing 9.8% of our total net sales.

Rapak License Agreement. On April 28, 2006, we entered into a License Agreement with Rapak L.L.C. (“Rapak”) under which we granted a worldwide, irrevocable license to Rapak under a patent relating to textured film and pouches utilizing such film which was issued during 2005. The term of the license is for the entire term of the patent. The License Agreement also amends our existing Supply Agreement with Rapak, entered into on December 20, 2002, under which we supply textured film to Rapak for use by them in the production of pouches. The License Agreement extends the term of the Supply Agreement until October 31, 2008; the Supply Agreement is automatically renewed thereafter for successive one-year terms unless terminated by either party. We have supplied textured film to Rapak for several years and will continue to supply textured film to Rapak under the License Agreement and the Supply Agreement as amended. During 2005, our net sales of film to Rapak were $6,860,000, representing 24% of our total net sales for 2005. During the first quarter of 2006, our net sales of film to Rapak were $1,430,000, representing 17.5% of our total net sales for the quarter.

Results of Operations

Net Sales. For the three months ended March 31, 2006, net sales were $8,156,000 compared to net sales of $9,103,000 for the same period of 2005, a decrease of 10.4%. For the quarters ended March 31, 2006 and 2005, net sales by product category were as follows:

	Quarter Ended
	March 31, 2006		March 31,2005
	$	% of	$	% of
Product Category	(000) Omitted	Net Sales	(000) Omitted	Net Sales

Metalized Balloons	3,674	45%	3,739	41%

Films	1,783	22%	2,699	30%

Pouches	983	12%	976	10%

Latex Balloons	1,519	19%	1,333	15%

Helium/Other	197	2%	356	4%

The decline in sales of laminated and printed films during the three months ended March 31, 2006, compared to the same period of 2005 is attributable to a decline in sales to Rapak. Net sales to Rapak in the first quarter of 2005 were $2,396,000 and, in the first quarter of 2006 were $1,403,000. This change in sales for these quarters reflected unusually high demand for film from Rapak during the first quarter of 2005.

In June 2005, the Company introduced a new line of vacuum sealable food storage bags. During the first quarter of 2006, sales of this product line were $108,000. This product is included in the Pouch category in the above table.

The sales of latex balloons during the first quarter of 2006 increased approximately 14% over latex balloon sales in the first quarter of 2005. This increase is the result of increased production capacity and new customers for latex balloons. Latex balloon sales are expected to continue at the current rate or increase during the balance of 2006.

The decline in other sales is due to a decrease in helium sales. Since 1998, the Company has engaged in arranging for the supply of helium to certain customers. During 2005, the Company stopped supplying helium to one customer, which accounts for most of the reduction in helium sales.

Sales to a limited number of customers continue to represent a large percent of our total sales. In the first quarter of 2006 and 2005, sales to our top ten customers represented 58% and 65% of our total net sales for the quarter, respectively, and sales to our top three customers represented 45% and 49%, respectively, of our total net sales for the quarter. The sales to each of these customers for the quarter ended March 31, 2006 were $1,456,000 or 17.8% (balloons), $1,403,000 or 17.5% (films), and $786,000 or 9.6% of net sales for the quarter (pouches), respectively. Sales to these customers in the same period of 2005 were $1,150,000 or 12.6% (balloons), $2,396,000 or 26.3% (films), and $938,000, or 10.3% (pouches) of net sales, respectively.

Cost of Sales. During the three months ended March 31, 2006, the cost of sales represented 76% of net sales compared to 79.4% for the first quarter of 2005. This improvement in gross margin resulted principally from a change in the mix of products sold.

General and Administrative. For the three months ended March 31, 2006, general and administrative expenses were $1,017,000 or 12.5% of net sales, compared to $1,019,000 or 11.2% of net sales for the same period in 2005. There were no material changes in general and administrative expenses during the first quarter of 2006 compared to the same period of the prior year. We anticipate moderate increases in general and administrative expenses during the balance of 2006, principally from anticipated staff additions in accounting and information technology.

Selling. For the three months ended March 31, 2006, selling expenses were $177,000 or 2.2% of net sales for the quarter, compared to $304,000 or 3.3% of net sales for the same three months of 2005. The decrease in selling expense is attributable to reductions in salary and royalty expenses in the metalized balloon product line. We anticipate moderate increases in selling expense during the balance of 2006, principally salary expense.

Advertising and Marketing. For the three months ended March 31, 2006, advertising and marketing expenses were $218,000 or 2.7% of net sales for the period, compared to $224,000 or 2.5% of net sales for the same period of 2005. There was no material change in advertising and marketing expenses during this period and we do not anticipate any material changes in these expenses for the remainder of 2006.

Other Income (Expense). During the three months ended March 31, 2006, the Company incurred interest expense of $336,000, compared to interest expense during the same period of 2005 in the amount of $305,000. The increase in expense between the periods reflects a higher rate of interest payable on outstanding loan balances.

During the three months ended March 31, 2006, the Company had other income of $48,000 compared to other income of $59,000 during the first quarter of 2005. Both amounts consisted of currency transaction gains.

Income Taxes. For the three months ended March 31, 2006, the provision for income taxes was $38,000 all of which related to provision for income taxes in the United Kingdom for CTI Balloons, Ltd, the Company’s subsidiary in the United Kingdom and in Mexico for Flexo Universal, S.A. de C.V., the Company’s subsidiary in Mexico. For same period of 2005, the Company recorded an income tax benefit of $4,000.

Net Income. For the three months ended March 31, 2006, the Company had net income of $220,000 or $0.11 per share basic and $0.10 diluted, compared to net income for the same period of 2005 of $84,000 or $0.04 per share (basic and diluted). For the three months ended March 31, 2006, the Company had net income from operations (before interest, taxes and non-operating items) of $541,000, compared to net income from operations of $327,000 during the same period of 2005.

Financial Condition, Liquidity and Capital Resources

Cash Flow Items. During the quarter ended March 31, 2006, net cash used in operations was $1,008,000, compared to net cash provided by operations during three months ended March 31, 2005 of $1,668,000.

Significant changes in working capital items during the three months ended March 31, 2006 consisted of (i) an increase in accounts receivable of $1,247,000, (ii) an increase in inventory of $336,000, (iii) depreciation in the amount of $351,000 and (iv) a decrease in accounts payable and accrued expenses of $270,000. The increase in receivables is the result of increased sales levels compared to the fourth quarter of 2005. We do not anticipate significant changes in the level of receivables or inventory, or in the rate of depreciation, during the balance of 2006.

Investment Activities. During the three months ended March 31, 2006, cash used in investing activities was $61,000, compared to $129,000 in the same period of 2005. We do anticipate incurring additional capital expenditures during the balance of 2006 for improvements and for the acquisition of production equipment.

Financing Activities. For the three months ended March 31, 2006 cash provided by financing activities was $1,369,000 compared to cash used in financing activities for the same period of 2005 in the amount of $1,675,000. Cash provided by financing activities consisted principally of the proceeds of long-term loans from the Company’s new banking facility and loans from principal shareholders on February 1, 2006.

Liquidity and Capital Resources. At March 31, 2006, the Company had a cash balance of $640,000. At March 31, 2006, the Company had a working capital balance of $232,000 compared to a working capital deficit of $2,426,000 at December 31, 2005.

The Company's current cash management strategy includes utilizing the Company's revolving line of credit for liquidity. Under our line of credit with Charter One Bank, we are entitled to borrow an amount equal to 85% of eligible receivables and 60% of eligible inventory, up to a maximum of $6,500,000. Foreign receivables and inventory held by our foreign subsidiaries are not eligible. Further, the amount we are entitled to borrow is limited by the requirement that we maintain excess availability of $500,000 plus an amount equal to 36% of all payables which are over 90 days past due. In addition, in order to be permitted to make advances under the line of credit, we are required to meet various financial covenants, as set forth above. As of March 31, 2006, we had complied with all applicable financial covenants in the loan agreement. Based on our results to date for the year and our projected results of operations for the balance of this year, we believe we will be in compliance with all applicable financial covenants of the loan agreement for the balance of 2006. Further, we believe that with our present cash and working capital and the amounts available to us under our line of credit, we will have sufficient funds to enable us to meet our obligations through the next twelve months.

Seasonality

In recent years, sales in the metalized balloon product line have historically been seasonal with approximately 45% occurring in the period from December through March and 21% being generated in the period from July through October. The sale of latex balloons and laminated film products have not historically been seasonal, and as sales in these products lines have increased as a percentage of total sales, the seasonality of the Company's total net sales has decreased.

Critical Accounting Policies

A summary of our critical accounting policies and estimates is presented on pages 36 and 37 of our 2005 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.

Safe Harbor Provision of the Private Securities Litigation Act of 1995 and Forward Looking Statements

The Company operates in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. The market for metalized and latex balloon products is generally characterized by intense competition, frequent new product introductions and changes in customer tastes that can render existing products unmarketable. The statements contained in Item 2 (Management's Discussion and Analysis of Financial Condition and Results of Operations) that are not historical facts may be forward-looking statements (as such term is defined in the rules promulgated pursuant to the Securities Exchange Act of 1934) that are subject to a variety of risks and uncertainties more fully described in the Company's filings with the Securities and Exchange Commission. The forward-looking statements are based on the beliefs of the Company's management, as well as assumptions made by, and information currently available to the Company's management. Accordingly, these statements are subject to significant risks, uncertainties and contingencies which could cause the Company's actual growth, results, performance and business prospects and opportunities in 2006 and beyond to differ materially from those expressed in, or implied by, any such forward-looking statements. Wherever possible, words such as “anticipate,” “plan,” “expect,” “believe,” “estimate,” and similar expressions have been used to identify these forward-looking statements, but are not the exclusive means of identifying such statements. These risks, uncertainties and contingencies include, but are not limited to, competition from, among others, national and regional balloon, packaging and custom film product manufacturers and sellers that have greater financial, technical and marketing resources and distribution capabilities than the Company, the availability of sufficient capital, the maturation and success of the Company's strategy to develop, market and sell its products, risks inherent in conducting international business, risks associated with securing licenses, changes in the Company's product mix and pricing, the effectiveness of the Company's efforts to control operating expenses, general economic and business conditions affecting the Company and its customers in the United States and other countries in which the Company sells and anticipates selling its products and services and the Company's ability to (i) adjust to changes in technology, customer preferences, enhanced competition and new competitors; (ii) protect its intellectual property rights from infringement or misappropriation; (iii) maintain or enhance its relationships with other businesses and vendors; and (iv) attract and retain key employees. There can be no assurance that the Company will be able to identify, develop, market, sell or support new products successfully, that any such new products will gain market acceptance, or that the Company will be able to respond effectively to changes in customer preferences. There can be no assurance that the Company will not encounter technical or other difficulties that could delay introduction of new or updated products in the future. If the Company is unable to introduce new products and respond to industry changes or customer preferences on a timely basis, its business could be materially adversely affected. The Company is not obligated to update or revise these forward-looking statements to reflect new events or circumstances.

Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk

The Company is exposed to various market risks, primarily foreign currency risks and interest rate risks.

The Company’s earnings are affected by changes in interest rates as a result of variable rate indebtedness. If market interest rates for our variable rate indebtedness average 1% more than the interest rate actually paid for the first quarter ended March 31, 2006 and 2005, our interest rate expense would have increased, and income after income taxes would have decreased by $16,242 and $12,268 for these quarters, respectively. These amounts are determined by considering the impact of the hypothetical interest rates on our borrowings. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to reduce our exposure to such change. However, due to the uncertainty of the specific actions we would take and their possible effects, the sensitivity analysis assumes no change in our financial structure.

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

We have performed a sensitivity analysis as of March 31, 2006 that measures the change in the results of our foreign operations arising from a hypothetical 10% adverse movement in the exchange rate of all of the currencies the Company presently has operations in. Using the results of operations for the first quarter of 2006 and 2005 for the Company’s foreign operations as a basis for comparison, an adverse movement of 10% would create a potential reduction in the Company’s net income, or increase its net loss before taxes, in the amount of $27,446 and $19,330 for each of those quarters, respectively.

The Company is also exposed to market risk in changes in commodity prices in some of the raw materials it purchases for its manufacturing needs. However, this presents a risk that would not have a material effect on the Company’s results of operations or financial condition.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures: Our principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2006. Based on such review and evaluation, our chief executive officer and chief financial officer have concluded that, as of such date, our disclosure controls and procedures were adequate and effective to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended (a) is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and (b) is accumulated and communicated to the Company’s management, including the officers, as appropriate to allow timely decisions regarding required disclosure.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is a party to certain lawsuits or claims arising in the normal course of business. The ultimate outcome of these matters is unknown, but in the opinion of management, we do not believe any of these proceedings or claims will have, individually or in the aggregate, a material adverse effect upon our financial condition or future results of operation.

Item 1A. Risk Factors

There have been no material changes from the risk factors as disclosed in the Company’s Form 10-K in response to Item 1A to Part I of Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 1, 2006, the Company issued to two principal shareholders and officers of the Company five-year warrants to purchase up to 151,515 shares of common stock of the Company, each, at the purchase price of $3.30, per share, an amount equal to 110% of the market price of the Common Stock of the Company on the day immediately preceding the transaction. The warrants were issued in consideration of these shareholders each loaning to the Company the principal amount of $500,000 for five year promissory notes which are subordinated to the bank loans to the Company. The warrants were issued on a restricted basis and were not registered in reliance upon an exemption from registration for sales not involving a public offering.

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

3.2	By-laws of CTI Industries Corporation (incorporated by reference to Exhibits, contained in Registrant’s Form SB-2 Registration Statement (File No. 333-31969) effective November 5, 1997)
10.1	Loan and Security Agreement between Charter One Bank and the Company dated February 1, 2006 (Incorporated by reference to Exhibits contained in Registrant’s Report on Form 8-K dated February 3, 2006)
10.2	Warrant dated February 1, 2006 to purchase 151,515 shares of Common Stock - John H. Schwan (Incorporated by reference to Exhibits contained in Registrant’s Report on Form 8-K dated February 3, 2006)
10.3
Warrant dated February 1, 2006 to purchase 151,515 shares of Common Stock - Stephen M. Merrick (Incorporated by reference to Exhibits contained in Registrant’s Report on Form 8-K dated February 3, 2006)

10.4
Note dated February 1, 2006, CTI Industries Corporation to John Schwan in the sum of $500,000 (Incorporated by reference to Exhibits contained in Registrant’s Report on Form 8-K dated February 3, 2006)

10.5
Note dated February 1, 2006, CTI Industries Corporation to Stephen M. Merrick in the sum of $500,000 (Incorporated by reference to Exhibits contained in Registrant’s Report on Form 8-K dated February 3, 2006)

10.6	Production and Supply Agreement between ITW Spacebag and the Company dated March 17, 2006 (Incorporated by reference to Exhibits contained in Registrant’s Report on Form 8-K dated March 17, 2006)
10.7	License Agreement between Rapak, L.L.C. and the Company dated April 28, 2006 (Incorporated by reference to Exhibits contained in Registrant’s Report on Form 8-K dated April 28, 2006)
31.1	Sarbanes-Oxley Act Section 302 Certifications for Howard W. Schwan
31.2	Sarbanes-Oxley Act Section 302 Certification for Stephen M. Merrick
32.1	Sarbanes-Oxley Act Section 906 Certification for Stephen M. Merrick, Chief Financial Officer
32.2	Sarbanes-Oxley Act Section 906 Certification for Howard W. Schwan, Chief Executive Officer

* Also incorporated by reference the Exhibits filed as part of the SB-2 Registration Statement of the Registrant, effective November 5, 1997, and subsequent periodic filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CTI INDUSTRIES CORPORATION

Date: May 22, 2006	By:	/s/ Howard W. Schwan
Howard W. Schwan, President

By:	/s/ Stephen M. Merrick
Stephen M. Merrick
Executive Vice President and Chief Financial Officer

CTI Industries Corporation and Subsidiaries
Consolidated Balance Sheets
	March 31, 2006	December 31, 2005
ASSETS	(Unaudited)
Current assets:
Cash	$640,212	$261,982
Accounts receivable, (less allowance for doubtful accounts of $125,000	5,545,875	4,343,671
and $80,000 respectively)
Inventories, net	7,335,640	7,022,569
Prepaid expenses and other current assets	561,449	707,082
Total current assets	14,083,176	12,335,304
Property, plant and equipment:
Machinery and equipment	18,835,610	18,869,276
Building	2,602,922	2,602,922
Office furniture and equipment	2,012,038	2,010,557
Land	250,000	250,000
Leasehold improvements	502,454	510,134
Fixtures and equipment at customer locations	2,330,483	2,330,483
Projects under construction	149,867	130,994
	26,683,374	26,704,366
Less: accumulated depreciation and amortization	(17,390,172)	(17,087,622)

Total property, plant and equipment, net	9,293,202	9,616,744

Other assets:
Deferred financing costs, net	240,142	74,396
Goodwill	989,108	989,108
Net deferred income tax asset	314,502	352,689
Other assets	165,383	167,809

Total other assets	1,709,135	1,584,002

TOTAL ASSETS	25,085,513	23,536,050
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Checks written in excess of bank balance	158,616	500,039
Trade payables	4,356,423	4,717,733
Line of credit	4,835,261	5,050,753
Notes payable - current portion	1,255,795	1,329,852
Notes payable - officers, current portion	2,227,840	2,237,292
Accrued liabilities	1,016,771	925,719

Total current liabilities	13,850,706	14,761,388

Long-term liabilities:
Other liabilities (related parties $1,056,000 and $1,056,000)	1,637,723	1,644,339
Notes payable	5,596,452	4,394,390
Notes payable - officers	569,139	0
Total long-term liabilities	7,803,314	6,038,729
Minority interest	10,171	10,091
Stockholders' equity:
Preferred stock – no par value 2,000,000 shares authorized
0 shares issued and outstanding
Common stock - no par value, 5,000,000 shares authorized,	0	0
2,268,269 and 2,268,269 shares issued, 2,036,474 and
2,036,474 shares outstanding, respectively	3,764,020	3,764,020
Class B Common stock - no par value, 500,000 shares authorized,
0 shares issued and outstanding	0	0
Paid-in-capital	5,869,828	5,869,828
Warrants issued in connection with subordinated debt and bank debt	1,040,748	595,174
Accumulated deficit	(6,120,878)	(6,340,646)
Accumulated other comprehensive earnings	(193,282)	(223,420)
Less:
Treasury stock - 231,796 shares	(939,114)	(939,114)
Total stockholders' equity	3,421,322	2,725,842

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$25,085,513	$23,536,050
See accompanying notes to condensed consolidated unaudited statements

CTI Industries Corporation and Subsidiaries
Consolidated Statements of Income

	Quarter Ended March 31,
	2006	2005

Net Sales	$8,156,223	$9,103,327

Cost of Sales	6,202,908	7,229,334

Gross profit	1,953,315	1,873,993

Operating expenses:
General and administrative	1,017,474	1,019,004
Selling	176,626	304,281
Advertising and marketing	218,261	223,996

Total operating expenses	1,412,361	1,547,281

Income from operations	540,954	326,712

Other income (expense):
Interest expense	(336,445)	(305,380)
Interest income	5,822	-
Foreign currency gain	47,545	58,580

Total other income (expense)	(283,078)	(246,800)

Income before income taxes and minority interest	257,876	79,912

Income tax expense (benefit)	38,188	(4,479)

Income before minority interest	219,688	84,391

Minority interest in loss of subsidiary	(80)	(95)

Net income	$219,768	$84,486

Income applicable to common shares	$219,768	$84,486

Basic income per common share	$0.11	$0.04

Diluted income per common share	$0.10	$0.04

Weighted average number of shares and equivalent shares
of common stock outstanding:
Basic	2,036,474	1,954,100

Diluted	2,166,892	1,970,360

See accompanying notes to condensed consolidated unaudited statements

CTI Industries Corporation and Subsidiaries
Consolidated Earnings per Share

	Quarter Ended March 31,
	2006	2005

Basic
Average shares outstanding:
Weighted average number of shares of
common stock outstanding during the
period	2,036,474	1,954,100

Net income:
Net income	$219,768	$84,486

Amount for per share computation	$219,768	$84,486

Per share amount	$0.11	$0.04

Diluted
Average shares outstanding:
Weighted average number of shares of
common stock outstanding during the
period	2,036,474	1,954,100
Net additional shares assuming stock
options and warrants exercised and
proceeds used to purchase treasury
stock	130,419	16,260
Weighted average number of shares and
equivalent shares of common stock
outstanding during the period	2,166,892	1,970,360

Net income:
Net income	$219,768	$84,486

Amount for per share computation	$219,768	$84,486

Per share amount	$0.10	$0.04

See accompanying notes to condensed consolidated unaudited statements

CTI Industries Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net income	$219,768	$84,486
Adjustment to reconcile net income to cash
(used in) provided by operating activities:
Depreciation and amortization	351,428	402,037
Amortization of debt discount	20,414	19,740
Minority interest in loss of subsidiary	(80)	(95)
Provision for losses on accounts receivable	45,000	20,000
Provision for losses on inventories	22,500	45,000
Deferred income taxes	38,187	(4,479)
Change in operating assets and liabilities:
Accounts receivable	(1,247,204)	448,432
Inventories	(335,571)	973,700
Other assets	148,059	212,439
Accounts payable, accrued expenses and other changes	(270,468)	(533,706)

Net cash (used in) provided by operating activities	(1,007,967)	1,667,554

Cash flows from investing activity:
Purchases of property, plant and equipment	(61,219)	(129,060)

Net cash used in investing activity	(61,219)	(129,060)

Cash flows from financing activities:
Checks written in excess of bank balance	(341,424)	(45,800)
Net change in revolving line of credit	(215,492)	(1,199,328)
Proceeds from issuance of long-term debt and warrants (received from related party $1,000,000 in 2006)	2,421,793	50,936
Repayment of long-term debt (related parties $15,000 and $15,000)	(315,186)	(481,161)
Cash paid for deferred financing fees	(180,506)

Net cash provided by (used in) financing activities	1,369,185	(1,675,353)

Effect of exchange rate changes on cash	78,231	(15,984)

Net increase (decrease) in cash	378,230	(152,843)

Cash and equivalents at beginning of period	261,982	526,470

Cash and equivalents at end of period	$640,212	$373,627

Supplemental disclosure of cash flow information:
Cash payments for interest	303,979	192,381
Cash payments for taxes	0	0

See accompanying notes to condensed consolidated unaudited statements

CTI Industries Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 - Basis of Presentation

The accompanying financial statements are unaudited but in the opinion of management contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the financial position and the results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2005.

Principles of consolidation and nature of operations:

The consolidated financial statements include the accounts of (“CTI-US”) and its wholly-owned subsidiaries, CTI Balloons Limited, CTI Helium, Inc. and CTF International S.A. de C.V., as well as its majority-owned subsidiaries CTI Mexico S.A. de C.V., and Flexo Universal, S.A. de C.V. (The “Company”). All significant intercompany transactions and accounts have been eliminated in consolidation. The Company (i) designs, manufactures and distributes balloon products throughout the world and (ii) operates systems for the production, lamination, coating and printing of films used for food packaging and other commercial uses and for conversion of films to flexible packaging containers and other products.

Use of estimates:

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of the assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the reporting period in the financial statements and accompanying notes. Actual results may differ from those estimates. The company’s significant estimates include reserves for doubtful accounts, reserves for the lower of cost or market of inventory and recovery value of goodwill.

Note 2 - Legal Proceedings

The Company is party to certain lawsuits arising in the normal course of business. The ultimate outcome of these matters is unknown but, in the opinion of management, the settlement of these matters is not expected to have a significant effect on the future financial position or results of operations of the Company.

Note 3 - Comprehensive Income (Loss)

Other comprehensive income (loss) is comprised of income (loss) from foreign currency translation amounting to $30,138 and ($15,984) for the three months ending March 31, 2006 and 2005, respectively.

Note 4 - Stock-Based Compensation (Stock Options)

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123(R)”). Prior to the adoption of SFAS 123(R), the Company had adopted the disclosure-only provisions of SFAS 123 and accounted for employee stock-based compensation under the intrinsic value method, and no expense related to stock options was recognized. Under this method, the Company’s consolidated financial statements as of and for the three months ended March 31, 2006 reflect the impact of SFAS 123(R), while the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). SFAS 123(R) amends SFAS No. 95, “Statement of Cash Flows,” to require that excess tax benefits be reported as a financing cash flow rather than as an operating cash flow. Adoption of SFAS 123(R) did not have a material impact on the consolidated statements of cash flows for the three months ended March 31, 2006.

The Company sponsors a stock option plan (the “2002 Plan”) allowing for incentive stock options to be granted to employees and eligible directors. The 2002 Plan provides that 142,860 shares may be issued under the 2002 Plan at an option price not less than the fair market value of the stock at the time the option is granted. The 2002 Plan expires in 2015. In 2005, the Company issued grants of 79,000 shares under the 2002 Plan. The 2005 option grants were issued with an exercise price equal to the fair value of the shares at the time of grant and were fully vested in the year of grant. Accordingly, no stock-based compensation expense has been recognized relating to the 2005 option grants. As of March 31, 2006, 907 shares remain available for grant under the 2002 Plan.

The fair value of the options granted in 2005 were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 3.89% no dividend yield, volatility factor of the expected price of the Company’s stock ranging from 139%; and a weighted average expected life of 5.0 years. The weighted average fair value of options granted during 2005 was $2.88 per share.

There were no options granted during the three months ended March 31, 2006 and 2005, respectively.

A summary of the Company’s stock option activity and related information for the three months ended March 31, 2006 follows:

	March 31, 2006	Weighted Avg. Exercise Price
Outstanding and exercisable, beginning of period	361,405	$3.36
Granted	0
Exercised	0
Cancelled	0
Outstanding and exercisable at the end of period	361,405	$3.36

Options outstanding as of March 31, 2006:

	Outstanding	Exercisable	Exercise Price	Remaining Life (Years)
September 1997	5,953	5,953	$6.28	1.6
September 1998	88,494	88,494	$6.51	2.6
September 1998	11,905	11,905	$2.10	2.6
March 2000	57,146	57,146	$1.95	4.0
December 2001	44,048	44,048	$1.47	5.9
April 2002	11,905	11,905	$2.10	6.1
December 2002	55,954	55,954	$2.36	6.9
December 2003	7,000	7,000	$2.29	8.9
December 2005	79,000	79,000	$2.88	9.9
	361,405	361,405

Note 5 - Inventories, net

	March 31, 2006	December 31, 2005

Raw materials	$823,526	$1,316,885
Work in process	931,499	730,752
Finished goods	5,839,973	5,229,677
Allowance, excess quantities	(259,358)	(254,745)

Inventories, net	$7,335,640	$7,022,569

Note 6 - Geographic Segment Data

The Company has determined that it operates primarily in one business segment which designs, manufactures and distributes film products for use in packaging and novelty balloon products. The Company operates in foreign and domestic regions. Information about the Company's operations by geographic areas is as follows.

	Net Sales		Total Assets at
	For the Three Months Ended March 31,		March 31,	December 31,
	2006	2005	2006	2005

United States	$6,522,000	$7,504,000	$22,882,000	$21,343,000
Mexico	1,443,000	1,148,000	5,221,000	4,818,000
United Kingdom	813,000	798,000	2,043,000	2,122,000
Eliminations	(622,000)	(347,000)	(5,060,000)	(4,747,000)

	$8,156,000	$9,103,000	$25,086,000	$23,536,000

Note 7 - Concentration of Credit Risk

Concentration of credit risk with respect to trade accounts receivable is generally limited due to the number of entities comprising the Company's customer base. The Company performs ongoing credit evaluations and provides an allowance for potential credit losses against the portion of accounts receivable which is estimated to be uncollectable. Such losses have historically been within management's expectations. During the three months ending March 31, 2006, there were three customers whose purchases represented more than 10% of the Company’s sales. The sales to each of these customers for the three months ended March 31, 2006 were, respectively, $1,456,000 or 18%, $1,430,000 or 17% of net sales and $802,000 or 10% of net sales, respectively. Sales to these customers in the same period of 2005 were $1,150,000 or 13% of net sales, $2,396,000 or 27% of net sales and $938,000 or 10% of net sales, respectively. For the quarter ending March 31, 2006, the total amount owed by these customers was $1,250,000, 1,156,000 and $109,000, respectively. The balances owed at March 31, 2005 were $863,000, 865,000 and $179,000, respectively.

As of March 31, 2006, the Company had cash deposits at one financial institution that exceeded FDIC limits by $510,000.

Note 8 - Bank Loan

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

Certain terms of the loan agreement include:

•	Excess Availability. The agreement requires us to maintain excess availability in the amount of $500,000 plus an amount equal to 36% of all payables over 90 days past due.

•	Restrictive Covenants: The Loan Agreement includes several restrictive covenants under which we are prohibited from, or restricted in our ability to:
o	Borrow money;
o	Pay dividends and make distributions;
o	Issue stock
o	Make certain investments;
o	Use assets as security in other transactions;
o	Create liens;
o	Enter into affiliate transactions;
o	Merge or consolidate; or
o	Transfer and sell assets.

•	Financial Covenants: The loan agreement includes a series of financial covenants we are required to meet including:
o	We are required to meet certain levels of earnings before interest, taxes and depreciation (EBITDA) measured on a monthly cumulative basis during the first six months of the loan term;
o
Commencing with the quarter ending June 30, 2006 and each quarter thereafter, we are required to maintain a tangible net worth (as defined in the agreement) in excess of an amount equal to $3,500,000 plus 50% of the consolidated net income of the Company in all periods commencing with the quarter ending June 30, 2006;

o	We are required to maintain specified ratios of senior debt to EBITDA on an annual basis and determined quarterly commencing as of June 30, 2006; and,
o	We are required to maintain a specified level of EBITDA to fixed charges determined at the end of each fiscal quarter commencing on June 30, 2006 for computation periods provided in the agreement.

The loan agreement provides for interest at varying rates in excess of the Bank’s prime rate, depending on the level of senior debt to EBITDA over time. The initial interest rate under the loan is prime plus 1.5% per annum. On a quarterly basis, commencing with the quarter ended March 31, 2006, this ratio will be measured and the interest rate changed in accordance to the table below.

When Senior Debt to Equity is:	The Premium to the Prime Rate is:
Greater or equal to 4.5 to 1.0	1.50%
Between 4.5 to 1 and 4.0 to 1	1.25%
Between 4.0 to 1 and 3.5 to 1	1.00%
Between 3.5 to 1 and 2.75 to 1	0.75%
Between 2.75 to 1 and 2.0 to 1	0.50%
Less than 2.0 to 1	0.25%

As of March 31, 2006, the applicable premium being applied was 1.50%.

Also, under the loan agreement, we are required to purchase a swap agreement with respect to at least 60% of the mortgage and term loan portions of our loan. On April 6, we entered into a swap arrangement with Charter One Bank with respect to 60% of the principal amounts of the mortgage loan and the term loan, which had the effect of fixing the interest rate for such portions of the loans for the balance of the loan terms.

This loan with Charter One Bank was completed and closed on February 1, 2006. At that time, we used $ $10,353,000 of proceeds of the loan to pay off the loan balances of our Company for our then existing credit facility at Cole Taylor Bank, Chicago, Illinois and our mortgage loan at Banco Popular.

Also, on February 1, 2006, two principal officers and shareholders of our Company each loaned to our Company the sum of $500,000 in exchange for (i) Promissory Notes due January 31, 2011 and bearing interest at the rate of 2% per annum in excess of the prime rate determined quarterly and (ii) five year Warrants to purchase up to 151,515 shares of common stock of the Company at the price of $3.30 per share (110% of the closing market price on the day preceding the date of the loans). The fair value of each warrant was estimated as of the date of the grant using the Black-Scholes pricing model.

Note 9 - Related Party Transactions

Stephen M. Merrick, Executive Vice President, Secretary and a Director of the Company, is of counsel to the law firm of Vanasco Genelly and Miller PC which provides legal services to the Company. Legal fees incurred by the Company with this firm for the first quarter of 2006 and 2005, respectively, were $28,500 and $ 35,000. Also, the Company paid Mr. Merrick $21,000 for services in the first quarter of 2006 and $12,000 in the first quarter of 2005.

John Schwan is a principal of Shamrock Packaging and affiliated companies. The Company made purchases of approximately $66,000 during the three months ended March 31, 2006 and $35,000 during the three months ended March 31, 2005.

John Schwan is an officer of an affiliate of Rapak L.L.C. Rapak purchased $1,430,000 during the three months ended March 31, 2006 and $2,396,000 during the three months ended March 31, 2005. Also, the Company paid Mr. Schwan $15,000 for services in the first quarter of 2006 and $6,000 in the first quarter of 2005

Interest payments have been made to John H. Schwan and Stephen M. Merrick for loans made to the Company. These interest payments for the three months ending March 31, 2006 totaled $40,000 and $16,000, respectively. In 2005, for the three months ending March 31, 2005, the amounts were $36,000 and $13,000, respectively.

On February 1, 2006, Mr. Schwan and Mr. Merrick advanced $500,000 each to the Company in exchange for (a) five year promissory notes bearing interest at 2% over the prime rate determined quarterly and (b) five year warrants to purchase an aggregate of 303,030 shares of common stock of the Company at the price of $3.30 per share. The fair value of each warrant was estimated as of the date of the grant using the Black-Scholes pricing model.