Form 10-K/A
period 2005-12-31
CTI INDUSTRIES CORP
filed 2006-05-24
CIK 1042187

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☑

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

Documents Incorporated by Reference: None

Explanatory Note

This Amendment No. 2 to the Annual Report on Form 10-K for the year ended December 31, 2005, filed on April 14, 2006, of CTI Industries Corporation (the "Company") is filed solely for the purpose of revising the cover page to the Annual Report. The change being made is to correct the cover page of the original report on Form 10-K which indicated that the Company is a well-known issuer, as defined in Rule 405 of the Securities Act. Except as described above, no other changes have been made to the Annual Report. The filing of this Amendment No. 2 to the Annual Report is not a representation that any statements contained in items of the Annual Report other than that information being amended are true or complete as of any date subsequent to the date of the Annual Report.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 17, 2006.

CTI INDUSTRIES CORPORATION

By:	/s/ Howard W. Schwan

Howard W. Schwan, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Howard W. Schwan Howard W. Schwan	President and Director	May 17, 2006

/s/ John H. Schwan John H. Schwan	Chairman and Director	May 17, 2006

/s/ Stephen M. Merrick Stephen M. Merrick	Executive Vice President, Secretary, Chief Financial Officer and Director	May 17, 2006

/s/ Stanley M. Brown Stanley M. Brown	Director	May 17, 2006

/s/ Bret Tayne Bret Tayne	Director	May 17, 2006

/s/ Michael Avramovich Michael Avramovich	Director	May 17, 2006

/s/ John I. Collins John I. Collins	Director	May 17, 2006