Form 10-Q
period 2006-06-30
CTI INDUSTRIES CORP
filed 2006-08-21
CIK 1042187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________to_________

Commission File No. 000-23115

CTI INDUSTRIES CORPORATION
(Exact name of registrant as specified in its charter)

Illinois	36-2848943
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

22160 N. Pepper Road
Barrington, Illinois	60010
(Address of principal executive offices)	(Zip Code)

(847)382-1000
(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The number of shares outstanding of the Registrant’s common stock as of August 14, 2006 was 2,120,620 (excluding treasury shares).

INDEX

PART I - FINANCIAL INFORMATION

Item No. 1	Financial Statements	3
Item No. 2	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	4
Item No. 3	Quantitative and Qualitative Disclosures Regarding Market Risk	11
Item No. 4	Controls and Procedures	12

PART II - OTHER INFORMATION

Item No. 1	Legal Proceedings.	13
Item No. 1A	Risk Factors	13
Item No. 2	Unregistered Sales of Equity Securities and Use of Proceeds	15
Item No. 3	Defaults Upon Senior Securities	16
Item No. 4	Submission of Matters to a Vote of Security Holders	16
Item No. 5	Other Information	16
Item No. 6	Exhibits	16

PART I. FINANCIAL INFORMATION

This quarterly report includes both historical and “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future results. Words such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” or similar words are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Although we believe that our opinions and expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements, and our actual results may differ substantially from the views and expectations set forth in this quarterly report on Form 10-Q. We disclaim any intent or obligation to update any forward-looking statements after the date of this quarterly report to conform such statements to actual results or to changes in our opinions or expectations. These forward-looking statements are affected by risks, uncertainties and assumptions that we make, including, among other things, the factors that are described in “Item No. 1A - Risk Factors” in our 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 19, 2006, as the same may be updated or amended in our quarterly reports on Form 10-Q.

Item 1. Financial Statements

The following condensed consolidated financial statements of the Registrant are attached to this Form 10-Q:

1.  Interim Balance Sheet as at June 30, 2006 (unaudited) and Balance Sheet as at December 31, 2005;

2.  Interim Statements of Operations (unaudited) for the three and six months ended June 30, 2006 and June 30, 2005;

3.  Interim Statements of Cash Flows (unaudited) for the six months ended June 30, 2006 and June 30, 2005;

4.  Notes to Condensed Consolidated Financial Statements.

The Financial Statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of results for the periods presented.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview. We produce film products for novelty, packaging and container applications. These products include metalized balloons, latex balloons and related latex toy products, films for packaging applications, and flexible containers for packaging and storage applications. We produce all of our film products for packaging and container applications at our plant in Barrington, Illinois. We produce all of our latex balloons and latex products at our facility in Guadalajara, Mexico. Substantially all of our film products for packaging applications and flexible containers for packaging and storage are sold to customers in the United States. We market and sell our novelty items - principally metalized balloons and latex balloons - in the United States, Mexico, the United Kingdom and a number of additional countries.

Results of Operations

Net Sales. For the three months ended June 30, 2006, net sales were $8,997,000 compared to net sales of $7,573,000 for the same period of 2005, an increase of 18.8%. For the quarters ended June 30, 2006 and 2005, net sales by product category were as follows:

	Three Months Ended
	June 30, 2006		June 30, 2005
	$	% of	$	% of
Product Category	(000) Omitted	Net Sales	(000) Omitted	Net Sales

Metalized Balloons	4,583	51%	2,896	38%

Films	2,099	23%	1,976	26%

Pouches	902	10%	1,278	17%

Latex Balloons	1,135	13%	1,215	16%

Helium/Other	278	3%	208	3%

For the six months ended June 30, 2006, net sales were $17,153,000 compared to net sales of $16,676,000 for the six months ended June 30, 2005, an increase of 2.9%. For the six months ended June 30, 2006 and 2005, net sales by product category were as follows:

	Six Months Ended
	June 30, 2006		June 30,2005
		$% of		$% of
Product Category	(000) Omitted	Net Sales	(000) Omitted	Net Sales

Metalized Balloons	8,257	48%	6,635	40%

Films	3,882	23%	4,675	28%

Pouches	1,885	11%	2,254	14%

Latex Balloons	2,654	15%	2,548	15%

Helium/Other	475	3%	564	3%

The increase in net sales for the three months ended June 30, 2006 compared to the same period of 2005 is attributable principally to our increase in sales of metalized balloons from $2,896,000 in the second quarter of 2005 to $4,583,000 in the second quarter of 2006, an increase of $1,687,000 or 58.3%. For the first six months of the year, sales of metalized balloons increased from $6,635,000 for that period last year to $8,257,000 in 2006, an increase of $1,622,000 or 24.4%. This increase in net sales of metalized balloons includes increased sales to a major customer as well as several chain retail accounts.

During the first six months of 2006 compared to the same period last year, sales of laminated films declined by 17.0% representing a decline in sales to customers other than our principal films customer, Rapak, L.L.C. (“Rapak”). On April 28, 2006, we entered into a License Agreement with Rapak under which we granted a worldwide, irrevocable license to Rapak under a patent relating to textured film and pouches utilizing such film which was issued during 2006 and will expire in January of 2027. The term of the license is for the entire term of the patent. The License Agreement also amends our existing Supply Agreement with Rapak, entered into on December 20, 2002, under which we supply textured film to Rapak for use by them in the production of pouches. The License Agreement extends the term of the Supply Agreement until October 31, 2008; the Supply Agreement is automatically renewed thereafter for successive one-year terms unless terminated by either party. We have supplied textured film to Rapak for several years and will continue to supply textured film to Rapak under the License Agreement and the Supply Agreement as amended. During 2005, our net sales of film to Rapak were $6,860,000, representing 24% of our total net sales for 2005. During the first six months of 2006, our net sales of film to Rapak were $3,355,000, representing 19.6% of our total net sales for that period.

Sales of pouches declined from $2,254,000 in the first six months of 2005 to $1,885,000 or 16.4% in the first six months of 2006. This decline reflects a reduction for those periods in sales to our principal customer for pouches, ITW Spacebag, a division of Illinois Tool Works, Inc. (“ITW”).

In March 2006, we entered into a four-year agreement with ITW under which we will supply all of their requirements in North America for certain of their pouches which they market under the name Space Bag® and also are to supply their requirements of film for certain of the pouches which they produce, if pricing for the film is competitive. We have supplied ITW with certain pouches for several years. During 2005, ITW was our largest customer for pouches, accounting for total net sales of $3,889,000, which represented 13% of our total net sales. During the three months ended June 30, 2006, our net sales of pouches to ITW were $765,000 representing 8.5% of our total net sales. During the first six months of 2006, our net sales of pouches to ITW were $1,567,000, representing 9.1% of our total net sales.

Sales of latex balloons increased slightly for the six-month period ended June 30, 2006 compared to the same period of 2005 from $2,548,000 to $2,654,000.

The decline in other sales is due to a decrease in helium sales. Since 1998, the Company has engaged in arranging for the supply of helium to certain customers. During 2005, the Company stopped supplying helium to one customer, which accounts for most of the reduction in helium sales.

Sales to a limited number of customers continue to represent a large percentage of our net sales. The table below illustrates the impact on sales of our top three and ten customers for the three and six months ended June 30, 2006 and 2005.

	Three Months Ended		Six Months Ended

	% of Net Sales		% of Net Sales
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005

Top 3 customers	54.9%	50.8%	50.2%	50.4%

Top 10 customers	64.2%	61.1%	59.1%	62.8%

During the six months ended June 30, 2006, there were two customers whose purchases represented more than 10% of the Company’s sales. The sales to each of these customers for the six months ended June 30, 2006 were $3,691,000 or 22% of net sales for the period and $3,355,000 or 20% of net sales, respectively. In the same period of 2005, net sales for these customers were $1,970,000 or 12% and $4,275,000 or 26%, respectively. During the three months ended June 30, 2006, there were two customers whose purchases represented more than 10% of the Company’s sales. The sales to each of these customers for the three months ended June 30, 2006 were $2,234,000 or 25% and $1,925,000 or 21% of net sales, respectively. Sales to these customers in the same period of 2005 were $820,000 or 11% and $1,805,000 or 24% of net sales, respectively. For the quarter ended June 30, 2006, the total amount owed by these customers was $1,212,000 and $1,234,000 respectively. The balances owed at June 30, 2005 were $1,288,000 and $473,000 respectively.

Cost of Sales. During the three months ended June 30, 2006, the cost of sales represented 75.6% of net sales compared to 79.1% for the second quarter of 2005. For the six months ended June 30, 2006, the cost of sales represented 75.8% of net sales compared to 79.3% for the same period of 2005. This improvement in gross margin has resulted principally from a change in the mix of products sold and from increased unit production during 2006 to date compared to the same period of 2005.

General and Administrative. For the three months ended June 30, 2006, general and administrative expenses were $1,092,000 or 12.1% of net sales, compared to $1,021,000 or 13.5% of net sales for the same period in 2005. For the six months ended June 30, 2006, general and administrative expenses were $2,109,000 or 12.3% of net sales, compared to $2,040,000 or 12.2% for the same period of 2005. There were no material changes in general and administrative expenses during the second quarter of 2006, or the first six months of 2006, compared to the same periods of the prior year. We anticipate moderate increases in general and administrative expenses during the balance of 2006, principally from anticipated staff additions in accounting and information technology.

Selling. For the three months ended June 30, 2006, selling expenses were $234,000 or 2.6% of net sales for the quarter, compared to $245,000 or 3.2% of net sales for the same three months of 2005. For the six months ended June 30, 2006, selling expenses were $411,000 or 2.4% of net sales for that period, compared to $549,000 or 3.3% of net sales for the same period of 2005. The decrease in selling expense is attributable to reductions in salary and royalty expenses in the metalized balloon product line. We anticipate moderate increases in selling expense during the balance of 2006, principally salary expense.

Advertising and Marketing. For the three months ended June 30, 2006, advertising and marketing expenses were $267,000 or 3.0% of net sales for the period, compared to $213,000 or 2.8% of net sales for the same period of 2005. For the first six months of 2006, advertising and marketing expenses were $486,000 or 2.8% of net sales for that period, compared to $437,000 or 2.6% for the same period of 2005. There has been no material change in advertising and marketing expenses during these periods of 2006 compared to the same periods of 2005 and we do not anticipate any material changes in these expenses for the remainder of 2006.

Other Income (Expense). During the six months ended June 30, 2006, the Company has incurred interest expense of $776,000, compared to interest expense incurred during the same period of 2005 in the amount of $587,000. The increase in expense between the periods reflects (i) a higher rate of interest payable on outstanding loan balances and (ii) increased levels of borrowing.

During the six months ended June 2006, the Company had currency transaction gains of $91,000 compared to currency transaction gains during the same period of 2005 in the amount of $221,000.

Income Taxes. For the six months ended June 30, 2006, the provision for income taxes was $48,000 all of which related to provision for income taxes in the United Kingdom for CTI Balloons, Ltd, the Company’s subsidiary in the United Kingdom. For same period of 2005, the Company recorded an income tax expense of $34,000, also related to income taxes in the United Kingdom.

Net Income. For the three months ended June 30, 2006, the Company had net income of $206,000 or $0.10 per share basic and diluted, compared to a net loss for the same period in 2005 of $(54,000) or $(0.03) per share (basic and diluted). For the six months ended June 30, 2006, the Company had net income of $425,000 or $0.21 per share basic and $0.20 per share diluted, compared to net income of $31,000 or $0.02 per share (basic and diluted) for the same period of 2006. The improvement in net income for the year to date in 2006 compared to the same periods of 2005 is attributable principally to the improvement in our gross margins compared to the same periods of 2005.

Financial Condition, Liquidity and Capital Resources

Cash Flow Items

Operating Activities. During the six months ended June 30, 2006, net cash used in operations was $1,222,000 compared to net cash provided by operations during the same period in 2005 of $2,659,000.

Significant changes in working capital items during the six months ended June 30, 2006 consisted of (i) an increase in accounts receivable of $1,425,000, (ii) an increase in inventories of $870,000, (iii) depreciation in the amount of $751,000,(iv) a decrease in trade payables of $1,226,000, and (v) an increase in accrued expenses of $948,000. The increase in receivables is the result of increased sales levels compared to the second half of 2005. We do not anticipate significant changes in the level of receivables or inventory, or in the rate of depreciation, during the balance of 2006.

Investment Activity. During the six months ended June 30, 2006, cash used in investing activities was $237,000, compared to $203,000 in same period of 2005. We do anticipate incurring additional capital expenditures during the balance of 2006 for improvements and for the acquisition of production equipment.

Financing Activities. For the six months ended June 30, 2006, cash provided by financing activities was $1,804,000 compared to cash used in financing activities for the same period of 2005 in the amount of $2,573,000. Cash provided by financing activities consisted principally of the proceeds of long-term loans from the Company’s new banking facility and loans from principal shareholders on February 1, 2006.

Liquidity and Capital Resources. At June 30, 2006, the Company had a cash and cash equivalents balance of $628,000. At June 30, 2006, the Company had a working capital balance of $585,000 compared to a working capital deficit of $ 2,426,000 at December 31, 2005.

The Company's current cash management strategy includes utilizing the Company's revolving line of credit for liquidity. Under our line of credit with Charter One Bank, we are entitled to borrow an amount equal to 85% of eligible receivables and 60% of eligible inventory, up to a maximum of $6,500,000. Foreign receivables and inventory held by our foreign subsidiaries are not eligible. In addition, in order to be permitted to make advances under the line of credit, we are required to meet various financial covenants, as set forth below. As of June 30, 2006, we had complied with all applicable financial covenants in the loan agreement. Based on our results to date for the year and our projected results of operations for the balance of this year, we believe we will be in compliance with all applicable financial covenants of the loan agreement for the balance of 2006. Further, we believe that with our present cash and working capital and the amounts available to us under our line of credit, we will have sufficient funds to enable us to meet our obligations during the balance of 2006.

On February 1, 2006, we entered into a Loan Agreement with Charter One Bank, Chicago, Illinois, under which the Bank agreed to provide a credit facility to our Company in the total amount of $12,800,000, which includes (i) a five year mortgage loan secured by our Barrington, Illinois property in the principal amount of $2,800,000, amortized over a 20 year period, (ii) a five year term-loan secured by our equipment at the Barrington, Illinois plant in the amount of $3,500,000 and (iii) a three-year revolving line of credit up to a maximum amount of $6,500,000, secured by inventory and receivables. The amount we can borrow on the revolving line of credit includes 85% of eligible accounts receivable and 60% of eligible inventory. The Loan Agreement was amended on June 28, 2006 to (i) eliminate the requirement of excess availability, and (ii) reduce the applicable interest rate.

Certain terms of the loan agreement include:

•
Excess Availability. The agreement required us to maintain excess availability in the amount of $500,000 plus an amount equal to 36% of all payables over 90 days past due. This requirement was eliminated in the June amendment to the Loan Agreement.

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

The loan agreement provides for interest at varying rates in excess of the Bank’s prime rate, depending on the level of senior debt to EBITDA over time. The initial interest rate under the loan was prime plus 1.5% per annum. As the Loan Agreement was amended, on a quarterly basis, commencing with the quarter ended March 31, 2006, this ratio is measured and the interest rate changed in accordance with the table below:

When Senior Debt to Equity is:	The Premium to the Prime Rate is:
Greater or equal to 4.5 to 1.0	1.00%
Between 4.5 to 1 and 4.0 to 1	0.75%
Between 4.0 to 1 and 3.5 to 1	0.50%
Between 3.5 to 1 and 2.75 to 1	0.25%
Less than 2.75 to 1	0.00%

As of June 30, 2006, the applicable premium being applied was 0.0%.

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

On June 6, 2006, we entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, LP (“Cornell”), pursuant to which we may, at our discretion, sell to Cornell shares of our common stock for a total purchase price of up to $5,000,000. For each share of CTI common stock purchased under this Agreement, Cornell will pay to us one hundred percent (100%) of the lowest volume weighted average price of our common stock on the Nasdaq Capital Market during the five consecutive trading days after we give notice of the sale to Cornell. Cornell will retain 5% of each payment made to us under the Agreement for the purchase of our stock. The Agreement provides that we will not sell more than 400,000 shares of our common stock to Cornell under this Agreement without first having obtained shareholder approval for the transaction. Cornell’s obligation to purchase shares of our common stock under the Agreement is subject to certain conditions, including: (i) we shall have obtained an effective registration statement for the shares of common stock sold to Cornell under the Agreement and (ii) the amount of each advance requested by us under the Agreement shall not be more than $100,000.

Seasonality

In recent years, sales in the metalized balloon product line have historically been seasonal with approximately 45% occurring in the period from December through March and 21% being generated in the period July through October in recent years. The sale of latex balloons and laminated film products have not historically been seasonal, and as sales in these products lines have increased as a percentage of total sales, the seasonality of the Company's total net sales has decreased.

Critical Accounting Policies

A summary of our critical accounting policies and estimates is presented on pages 36 and 37 of our 2005 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk

The Company is exposed to various market risks, primarily foreign currency risks and interest rate risks.

The Company’s earnings are affected by changes in interest rates as a result of variable rate indebtedness (excluding the portion of our mortgage and term loans covered by our interest rate swap agreement). If market interest rates for our variable rate indebtedness average 1% more than the interest rate actually paid for the three months ending June 30, 2006 and 2005, our interest rate expense would have increased, and income after income taxes would have decreased by $12,000 and $11,000 for these periods, respectively. If market interest rates for our variable rate indebtedness average 1% more than the interest rate actually paid for the six months ending June 30, 2006 and 2005, our interest rate expense would have increased, and income after income taxes would have decreased by $24,000 and $23,000 for these periods, respectively. These amounts are determined by considering the impact of the hypothetical interest rates on our borrowings. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to reduce our exposure to such change. However, due to the uncertainty of the specific actions we would take and their possible effects, the sensitivity analysis assumes no change in our financial structure.

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

We have performed a sensitivity analysis as of June 30, 2006 that measures the change in the results of our foreign operations arising from a hypothetical 10% adverse movement in the exchange rate of all of the currencies the Company presently has operations in. Using the results of operations for the three months ending June 30, 2006 and 2005, for the Company’s foreign operations as a basis for comparison, an adverse movement of 10% would create a potential reduction in the Company’s net income, or increase its net loss before taxes, in the amount of $29,000 and $56,000 for each of those periods, respectively. Using the results of operations for the three months ending June 30, 2006 and 2005, for the Company’s foreign operations as a basis for comparison, an adverse movement of 10% would create a potential reduction in the Company’s net income, or increase its net loss before taxes, in the amount of $48,000 and $76,000 for each of those periods, respectively.

The Company is also exposed to market risk in changes in commodity prices in some of the raw materials it purchases for its manufacturing needs. However, we do not believe this presents a risk that would not have a material effect on the Company’s results of operations or financial condition.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures: Our principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2006. Based on such review and evaluation, our chief executive officer and chief financial officer have concluded that, as of such date, our disclosure controls and procedures were adequate and effective to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended (a) is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and (b) is accumulated and communicated to the Company’s management, including the officers, as appropriate to allow timely decisions regarding required disclosure.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is a party to certain lawsuits or claims arising in the normal course of business. The ultimate outcome of these matters is unknown, but in the opinion of management, we do not believe any of these proceedings or claims will have, individually or in the aggregate, a material adverse effect upon our financial condition, future results of operation or cash flows.

Item 1A. Risk Factors

There have been material changes from the risk factors as disclosed in the Company’s Form 10-K for 2005 in response to Item 1A to Part I of Form 10-K, with respect to the following items:

We Have Limited Financial Resources That May Adversely Affect Our Ability To Invest In Productive Assets, Marketing, New Products And New Developments

Our working capital is limited. As of June 30, 2006, our current assets exceeded our current liabilities by $585,000. Further, under our loan agreement with our principal lender, we are required to maintain a designated ratio between EBITDA to fixed charges. This covenant restricts the amount of unfunded capital expenditures we can make. As a result, we may be unable to fund capital investments, working capital needs, marketing and sales programs, research and development, patent or copyright licenses or other items which we would like to acquire or pursue in accordance with our business strategies. The inability to pursue any of these items may adversely affect our competitive position, our business, financial condition or prospects.

A High Percentage Of Our Sales Are To A Limited Number Of Customers And The Loss Of Any One (1) Or More Of Those Customers Could Adversely Affect Our Results Of Operation, Cash Flow And Financial Condition

For the year ended December 31, 2005, our sales to our top ten customers represented 62.9% of our net sales and our sales to our top three customers represented 50% of our net sales. For the six months ended June 30, 2006, our sales to our top ten customers represented 59.1% of our net sales and our sales to our top three customers represented 50.2% of our net sales. Generally, we do not have long term contracts with our customers. The loss of any of our principal customers, or a significant reduction in the amount of our sales to any of them, would have a material adverse effect on our business and financial condition.

In March 2006, we entered into a four-year agreement with Illinois Tool Works, Inc. (“ITW”), one of our top three customers, to provide (i) all of their requirements for a certain kind of pouch and (ii) all of their requirements, subject to competitive pricing, for film for their use in the production of certain pouches. In April 2006, we entered into a license agreement with Rapak L.L.C. (“Rapak”), also one of our top three customers, granting to Rapak a license under a patent related to textured film and pouches, and extending the term of an existing supply agreement with Rapak to October 31, 2008.

We Have A High Level Of Debt Relative To Our Equity, Which Reduces Cash Available For Our Business And Which May Adversely Affect Our Ability To Obtain Additional Funds And Increase Our Vulnerability To Economic Or Business Turndowns

We have a substantial amount of debt in relation to our shareholders’ equity. As of June 30, 2006, we had 14,975,000 of debt outstanding and $3,690,000 in shareholders equity. These circumstances could have important adverse consequences for our Company. For example, they could:

•	Increase our vulnerability to general adverse economic and industry conditions;

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

A Significant Amount Of Cash Will Be Required To Service Our Debt And Our Ability To Generate Cash Depends On Many Factors Beyond Our Control

Our ability to service our debt and to fund our operations and planned capital expenditures will depend on our financial and operating performance. This, in part, is subject to prevailing economic conditions and to financial, business and other factors beyond our control. If our cash flow from operations is insufficient to fund our debt service obligations, we may be forced to reduce or delay funding capital expenditures or working capital, marketing or other commitments or to sell assets, obtain additional equity capital or indebtedness or refinance or restructure our debt. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In the absence of cash flow from operations sufficient to meet our debt service obligations, we could face substantial cash problems.

We Are Subject To A Number Of Restrictive Debt Covenants That May Restrict Our Business And Financing Activities

Our credit facility contains restrictive debt covenants that, among other things, restrict our ability to:
•	Borrow money;

•	Pay dividends and make distributions;

•	Issue stock;

•	Make certain investments;

•	Use assets as security in other transactions;

•	Create liens;

•	Enter into affiliate transactions;

•	Merge or consolidate; or

•	Transfer and sell assets.

In addition, our credit facility also requires us to meet certain financial tests, including (i) achieving earnings before interest taxes and depreciation (EBITDA) of specified amounts for each of the months ended January 31, 2006 through June 30, 2006, (ii) maintaining tangible net worth in excess of $3,500,000, (iii) maintaining specified ratios of senior debt to EBITDA and (iv) maintaining a ratio of EBITDA to fixed charges. These restrictive covenants may limit our ability to expand or pursue our business strategies, by restricting, among other things, our ability to fund capital investments, working capital needs, marketing and sales programs, research and development, patent or copyright licenses or other items which we would like to acquire or pursue in accordance with our business strategies. The inability to pursue any of these items may adversely affect our competitive position, our business, financial condition or prospects.

Our ability to comply with the restrictions contained in our credit facility may be affected by changes in our business condition or results of operation, adverse regulatory developments or other events beyond our control. A failure to comply with these restrictions could result in a default under our credit facility which, in turn, could cause our debt to become immediately due and payable. If our debt were to be accelerated, we cannot assure that we would be able to repay it. In addition, a default would give our lender the right to terminate any commitment to provide us with additional funds.

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

On June 12, 2006, two principal shareholders and officers of the Company exercised warrants to purchase 119,050 shares of common stock of the Company, at the purchase price of $1.50 per share which were issued in 2001. The warrants were exercised by a return of 38,404 shares with a market value of $118,668 on the day of return, by one of the principle officers and a cash payment of $59,524 by the other officer.  The warrants, and the shares of common stock issued upon exercise of the warrants, were issued on a restricted basis and were not registered in reliance upon an exemption from registration for sales not involving a public offering.

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
10.8
Standby Equity Distribution Agreement, dated as of May 5, 2006, by and between Registrant and Cornell Capital Partners, LP (Incorporated by reference to Exhibits contained in Registrant’s Report on Form 8-K dated June 7, 2006)

10.9
Registration Rights Agreement, dated as of May 5, 2006, by and between the Company and Cornell Capital Partners, LP (Incorporated by reference to Exhibits contained in Registrant’s Report on Form 8-K dated June 7, 2006)

10.10
Placement Agent Agreement, dated as of May 5, 2006, by and among the Company, Cornell Capital Partners, LP and Newbridge Securities Corporation, as placement agent (Incorporated by reference to Exhibits contained in Registrant’s Report on Form 8-K dated June 7, 2006)

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

Dated: August 21, 2006
CTI INDUSTRIES CORPORATION

	By:	/s/ Howard W. Schwan
Howard W. Schwan, President

COMPANY NAME CORPORATION

By:	/s/ Stephen M. Merrick
Stephen M. Merrick
Executive Vice President and Chief Financial Officer

CTI Industries Corporation and Subsidiaries
Consolidated Balance Sheets

	June 30, 2006	December 31, 2005
ASSETS	(Unaudited)	Restated
Current assets:
Cash	$627,866	$261,982
Accounts receivable, (less allowance for doubtful accounts of $145,000	5,609,233	4,343,671
and $80,000 respectively)
Inventories, net	7,808,240	7,022,569
Prepaid expenses and other current assets	812,843	707,082

Total current assets	14,858,182	12,335,304

Property, plant and equipment:
Machinery and equipment	18,771,860	18,869,276
Building	2,602,922	2,602,922
Office furniture and equipment	2,024,666	2,010,557
Land	250,000	250,000
Leasehold improvements	492,067	510,134
Fixtures and equipment at customer locations	2,330,483	2,330,483
Projects under construction	277,712	130,994
	26,749,710	26,704,366
Less : accumulated depreciation and amortization	(17,687,370)	(17,087,622)

Total property,plant and equipment, net	9,062,340	9,616,744

Other assets:
Deferred financing costs, net	255,401	74,396
Goodwill	989,108	989,108
Net deferred income tax asset	305,078	352,689
Other assets	162,948	167,809

Total other assets	1,712,535	1,584,002

TOTAL ASSETS	$25,633,057	$23,536,050
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Checks written in excess of bank balance	$135,071	$500,039
Trade payables	3,467,072	4,717,733
Line of credit	5,695,596	5,050,753
Notes payable - current portion	1,134,866	1,329,852
Notes payable - officers, current portion, net of debt discount	2,144,447	2,237,292
Accrued liabilities	1,696,216	925,719

Total current liabilities	14,273,268	14,761,388

Long-term liabilities:
Other liabilities (related parties $1,045,182 and $1,056,000)	1,658,305	1,644,339
Notes payable	5,320,076	4,394,390
Notes payable - officers, subordinated, net of debt discount	680,234	0

Total long-term liabilities	7,658,615	6,038,729

Minority interest	11,027	10,091

Stockholders' equity:
Preferred Stock -- no par value 2,000,000 authorized
0 shares issued and outstanding	0	0
Common stock - no par value, 5,000,000 shares authorized,
2,390,820 and 2,268,270 shares issued, 2,120,620 and
2,036,474 shares outstanding, respectively	3,764,020	3,764,020
Class B Common stock - no par value, 500,000 shares authorized,
0 shares issued and outstanding
Paid-in-capital	6,048,020	5,869,828
Warrants issued in connection with subordinated debt and bank debt	1,040,748	595,174
Accumulated deficit	(5,915,179)	(6,340,646)
Accumulated other comprehensive earnings	(189,680)	(223,420)
Less:
Treasury stock - 270,200 shares	(1,057,782)	(939,114)

Total stockholders' equity	3,690,147	2,725,842

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$25,633,057	$23,536,050
See accompanying notes to condensed consolidated unaudited statements

CTI Industries Corporation and Subsidiaries
Consolidated Statements of Operations

	Three Months Ended June 30, 2006		Six Months Ended June 30, 2006
	2006	2005	2006	2005

Net Sales	$8,996,935	$7,572,626	$17,153,158	$16,675,953

Cost of Sales	6,799,824	5,989,672	13,002,732	13,219,006

Gross profit	2,197,111	1,582,954	4,150,426	3,456,947

Operating expenses:
General and administrative	1,091,956	1,021,056	2,109,430	2,040,059
Selling	234,292	244,885	410,918	549,166
Advertising and marketing	267,372	212,611	485,633	436,607

Total operating expenses	1,593,620	1,478,552	3,005,981	3,025,832

Income from operations	603,491	104,402	1,144,445	431,115

Other income (expense):
Interest expense	(439,785)	(281,727)	(776,230)	(587,107)
Interest income	8,359	-	14,181	-
Foreign currency gain	43,009	162,072	90,554	220,651

Total other (expense)	(388,417)	(119,655)	(671,495)	(366,456)

Income (loss) before income taxes and minority interest	215,074	(15,253)	472,950	64,659

Income tax expense	9,423	38,191	47,611	33,712

Income(loss) before minority interest	205,651	(53,444)	425,339	30,947

Minority interest in income (loss) of subsidiary	(48)	171	(128)	75

Net income/(loss)	$205,699	$(53,615)	$425,467	$30,872

Income/(loss) applicable to common shares	$205,699	$(53,615)	$425,467	$30,872

Basic income/(loss) per common share	$0.10	$(0.03)	$0.21	$0.02

Diluted income/(loss) per common share	$0.10	$(0.03)	$0.20	$0.02

Weighted average number of shares and equivalent shares
of common stock outstanding:
Basic	2,053,311	1,954,100	2,044,939	1,954,100

Diluted	2,124,708	1,954,100	2,115,695	1,974,222

See accompanying notes to condensed consolidated unaudited statements

CTI Industries Corporation and Subsidiaries
Consolidated Earnings per Share

	Quarter Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Basic
Average shares outstanding:
Weighted average number of shares of
common stock outstanding during the
period	2,053,311	1,954,100	2,044,939	1,954,100

Net income :
Net income (loss)	$205,699	$(53,615)	$425,467	$30,872

Amount for per share computation	$205,699	$(53,615)	$425,467	$30,872

Per share amount	$0.10	$(0.03)	$0.21	$0.02

Diluted
Average shares outstanding:
Weighted average number of shares of
common stock outstanding during the
period	2,053,311	1,954,100	2,044,939	1,954,100
Net additional shares assuming stock
options and warrants exercised and
proceeds used to purchase treasury
stock	118,214	-	153,497	20,122
Weighted average number of shares and
equivalent shares of common stock
outstanding during the period	2,171,524	1,954,100	2,198,436	1,974,222

Net income:
Net income (loss)	$205,699	$(53,615)	$425,467	$30,872

Amount for per share computation	$205,699	$(53,615)	$425,467	$30,872

Per share amount	$0.09	$(0.03)	$0.19	$0.02

See accompanying notes to condensed consolidated unaudited statements

CTI Industries Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2006	2005
		Restated
Cash flows from operating activities:
Net income	$425,467	$30,872
Adjustment to reconcile net income to cash
(used in) provided by operating activities:
Depreciation and amortization	751,442	782,322
Amortization of debt discount	48,117	25,149
Minority interest in loss of subsidiary	(80)	171
Provision for losses on accounts receivable	90,284	60,000
Provision for losses on inventories	67,500	90,000
Deferred income taxes	47,611	33,712
(Decrease) Increase in cash attributable to changes in
operating assets and liabilities;
Accounts receivable	(1,425,048)	1,362,229
Inventories	(869,665)	1,287,136
Prepaid expenses and other assets	(79,546)	109,413
Trade payables	(1,226,242)	(941,681)
Accrued liabilities	947,685	(180,148)

Net cash (used in) provided by operating activities	(1,222,475)	2,659,175

Cash flows from investing activity:
Purchases of property, plant and equipment	(237,019)	(203,180)

Net cash used in investing activity	(237,019)	(203,180)

Cash flows from financing activities:
Checks written in excess of bank balance	(363,009)	(206,308)
Net change in revolving line of credit	668,284	(1,533,676)
Proceeds from issuance of long-term debt and warrants
(received from related party $1,000,000 in 2006)	2,488,801	142,915
Repayment of long-term debt (related party $15,000 and $60,000 )	(796,695)	(975,467)
Proceeds from exercise of warrants	59,524	0
Cash paid for deferred financing fees	(253,330)	0

Net cash provided by (used in) financing activities	1,803,575	(2,572,536)

Effect of exchange rate changes on cash	21,804	(26,033)

Net increase (decrease) in cash	365,884	(142,574)

Cash at beginning of period	261,982	526,470

Cash at end of period	$627,866	$383,896

Supplemental disclosure of cash flow information:
Cash payments for interest	$572,530	$508,611

See accompanying notes to condensed consolidated unaudited statements

CTI Industries Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 - Basis of Presentation

The accompanying financial statements are unaudited but in the opinion of management contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the financial position and the results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2005.

Principles of consolidation and nature of operations:

The consolidated financial statements include the accounts of CTI Industries Corporation (“CTI-US”) and its wholly-owned subsidiaries, CTI Balloons Limited, CTI Helium, Inc. and CTF International S.A. de C.V., as well as its majority-owned subsidiaries CTI Mexico S.A. de C.V., and Flexo Universal, S.A. de C.V. (together referred to as the “Company”). All significant intercompany transactions and accounts have been eliminated in consolidation. The Company (i) designs, manufactures and distributes balloon products throughout the world and (ii) operates systems for the production, lamination, coating and printing of films used for food packaging and other commercial uses and for conversion of films to flexible packaging containers and other products.

Use of estimates:

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the amounts reported of the assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the reporting period in the financial statements and accompanying notes. Actual results may differ from those estimates. The company’s significant estimates include reserves for doubtful accounts, reserves for the lower of cost or market of inventory, valuation of deferred tax asset and recovery value of goodwill.

Note 2 - Legal Proceedings

The Company is party to certain lawsuits or claims arising in the normal course of business. The ultimate outcome of these matters is unknown but, in the opinion of management, the settlement of these matters is not expected to have a material effect on the future financial position, cash flow or results of operations of the Company.

Note 3 - Comprehensive Income (Loss)

Other comprehensive income (loss) comprised of income (loss) from foreign currency translation amounted to $3,602 and ($71,383) for the three months ending June 30, 2006 and 2005, respectively, and $33,740 and ($87,367) for the six months ended on such dates.

Note 4 - Stock-Based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123(R)”). Prior to the adoption of SFAS 123(R), the Company had adopted the disclosure-only provisions of SFAS 123 and accounted for employee stock-based compensation under the intrinsic value method, and no expense related to stock options was recognized. Under this method, the Company’s consolidated financial statements as of and for the three and six months ended June 30, 2006 reflect the impact of SFAS 123(R), while the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). SFAS 123(R) amends SFAS No. 95, “Statement of Cash Flows,” to require that excess tax benefits be reported as a financing cash flow rather than as an operating cash flow. Adoption of SFAS 123(R) did not have a material impact on the consolidated statements of cash flows for the three or six months ended June 30, 2006.

The Company sponsors a number of stock option plans allowing for incentive stock options to be granted to employees and eligible directors. The Plan provides that shares may be issued at an option price not less than the fair market value of the stock at the time the option is granted. The Plans expire 10 years after all of the options in the plan have been issued. In 2005, the Company issued grants of 79,000 shares. The 2005 option grants were issued with an exercise price equal to the fair value of the shares at the time of grant and were fully vested in the year of grant. Accordingly, no stock-based compensation expense has been recognized relating to the 2005 option grants. As of June 30, 2006, 26,716 shares remain available for grant under the 2001 Plan and 22,407 under the 2002 Plan.

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

There were no options granted during the six months ended June 30, 2006.

A summary of the Company’s stock option activity and related information for the six months ended June 30, 2006 follows:

	June 30, 2006	Weighted Avg. Exercise Price
Outstanding and exercisable, beginning of period	361,405	$3.36
Granted	0
Exercised	0
Cancelled	0

Outstanding and exercisable at the end of period	361,405	$3.36

Options outstanding as of June 30, 2006:

	Outstanding	Exercisable	Exercise Price	Remaining Life (Years)
September 1997	5,953	5,953	$6.28	1.6
September 1998	88,494	88,494	$6.51	2.6
September 1998	11,905	11,905	$2.10	2.6
March 2000	57,146	57,146	$1.91	4
December 2001	46,048	46,048	$1.47	5.9
April 2002	11,905	11,905	$2.10	6.1
October 2002	55,954	55,954	$2.37	6.9
December 2003	5,000	5,000	$2.29	8.9
December 2005	79,000	79,000	$2.88	9.9
Total	361,405	361,405

Note 5 - Inventories, net

	June 30, 2006	December 31, 2005

Raw materials	$1,377,272	$1,316,885
Work in process	777,634	730,752
Finished goods	6,012,907	5,229,677
Allowance, excess quantities	(359,573)	(254,745)

Inventories, net	$7,808,240	$7,022,569

Note 6 - Geographic Segment Data

The Company has determined that it operates primarily in one business segment which designs, manufactures and distributes film products for use in packaging and novelty balloon products. The Company operates in foreign and domestic regions. Information about the Company's operations by geographic areas is as follows.

	Net Sales For the Three Months Ended June 30		Net Sales For the Six Months Ended June 30
	2006	2005	2006	2005

United States	$7,134,000	$5,931,000	$13,199,000	$13,158,000
Mexico	1,113,000	1,026,000	2,391,000	2,132,000
United Kingdom	750,000	616,000	1,563,000	1,386,000

	8,997,000	7,573,000	17,153,000	16,676,000

	Total Assets at
	June 30,	December 31,
	2006	2005

United States	$23,392,000	$21,343,000
Mexico	5,261,000	4,818,000
United Kingdom	2,485,000	2,122,000
Eliminations	(5,505,000)	(4,747,000)

	$25,633,000	$23,536,000

Note 7 - Concentration of Credit Risk

Concentration of credit risk with respect to trade accounts receivable is generally limited due to the number of entities comprising the Company's customer base. The Company performs ongoing credit evaluations and provides an allowance for potential credit losses against the portion of accounts receivable which is estimated to be uncollectable. Such losses have historically been within management's expectations. During the six months ended June 30, 2006, there were two customers whose purchases represented more than 10% of the Company’s sales. The sales to each of these customers for the six months ended June 30, 2006 were $3,691,000 or 22% of net sales for the period and $3,355,000 or 20% of net sales respectively. In the same period of 2005 net sales for these customers were $1,970,000 or 12% and $4,275,000 or 26% respectively. During the three months ended June 30, 2006, there were two customers whose purchases represented more than 10% of the Company’s sales. The sales to each of these customers for the three months ended June 30, 2006 were $2,234,000 or 25% and $1,925,000 or 21% of net sales, respectively. Sales to these customers in the same period of 2005 were $820,000 or 6% and $1,805,000 or 12% of net sales, respectively. For the quarter ended June 30, 2006, the total amount owed by these customers was $1,212,000 and $1,234,000, respectively.  The balances owed at June 30, 2005 were $1,288,000 and $473,000, respectively.

Note 8 - Cash Concentration

As of June 30, 2006, the Company had cash deposits at one financial institution that exceeded FDIC limits by $857,000.

Note 9 - Bank Loan

On February 1, 2006, we entered into a Loan Agreement with Charter One Bank, Chicago, Illinois, under which the Bank agreed to provide a credit facility to our Company in the total amount of $12,800,000, which includes (i) a five year mortgage loan secured by our Barrington, Illinois property in the principal amount of $2,800,000, amortized over a 20 year period, (ii) a five year term-loan secured by our equipment at the Barrington, Illinois plant in the amount of $3,500,000 and (iii) a three-year revolving line of credit up to a maximum amount of $6,500,000, secured by inventory and receivables. The amount we can borrow on the revolving line of credit includes 85% of eligible accounts receivable and 60% of eligible inventory. The Loan Agreement was amended on June 28, 2006 to (i) eliminate the excess availability requirement and (ii) reduce the interest rate.

Certain terms of the loan agreement include:

•
Excess Availability. The agreement required us to maintain excess availability in the amount of $500,000 plus an amount equal to 36% of all payables over 90 days past due. This requirement was eliminated in the amendment of June 28, 2006.

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
o
Commencing with the quarter ended June 30, 2006 and each quarter thereafter, we are required to maintain a tangible net worth (as defined in the agreement) in excess of an amount equal to $3,500,000 plus 50% of the consolidated net income of the Company in all periods commencing with the quarter ended June 30, 2006;

o	We are required to maintain specified ratios of senior debt to EBITDA on an annual basis and determined quarterly commencing as of June 30, 2006; and,
o	We are required to maintain a specified level of EBITDA to fixed charges determined at the end of each fiscal quarter commencing on June 30, 2006 for computation periods provided in the agreement.

The loan agreement provides for interest at varying rates in excess of the Bank’s prime rate, depending on the level of senior debt to EBITDA over time. The initial interest rate under the loan is prime plus 1.5% per annum. As amended by the June 28, 2006 amendment, on a quarterly basis, commencing with the quarter ended June 30, 2006, this ratio will be measured and the interest rate changed in accordance to the table below.

When Senior Debt to Equity is:	The Premium to the Prime Rate is:
Greater or equal to 4.5 to 1.0	1.00%
Between 4.5 to 1 and 4.0 to 1	1.00%
Between 4.0 to 1 and 3.5 to 1	0.75%
Between 3.5 to 1 and 2.75 to 1	0.50%
Less than 2.75 to 1	0.0%

As of June 30, 2006, the applicable premium being applied was 0.0%.

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

Also, on February 1, 2006, two principal officers and shareholders of our Company each loaned to our Company the sum of $500,000 in exchange for (i) Promissory Notes due January 31, 2011 and bearing interest at the rate of 2% per annum in excess of the prime rate determined quarterly and (ii) five year Warrants to purchase up to 151,515 shares of common stock of the Company at the price of $3.30 per share (110% of the closing market price on the day preceding the date of the loans.

Note 9 - Related Party Transactions

Stephen M. Merrick, Executive Vice President, Secretary and a Director of the Company, is of counsel to the law firm of Vanasco Genelly and Miller PC which provides legal services to the Company. Legal fees incurred by the Company with this firm for the three months ended June 30, 2006 and 2005 were $21,000 and $32,000, respectively. Legal fees incurred during the six months ended June 30, 2006 and 2005 were $49,500 and $67,000, respectively. Also, the Company paid Mr. Merrick $21,000 for services in the three months ended June 30, 2006. During the same period of 2005, the company paid Mr. Merrick $12,000 for services.. For the six months ended June 30, 2006 and 2005, the company paid Mr. Merrick $42,000 and $24,000, respectively.

John Schwan is a principal of Shamrock Packaging and affiliated companies. The Company made purchases from Shamrock of approximately $66,000 during the three months ended June 30, 2006 and $38,000 during the three months ended June 30, 2005. The Company made purchases from Shamrock of approximately $132,000 during the six months ended June 30, 2006 and $73,000 during the six months ended June 30, 2005.

John Schwan is an officer of an affiliate of Rapak L.L.C. Rapak purchased $1,925,000 of products from the Company during the three months ended June 30, 2006 and $1,967,000 during the three months ended June 30, 2005. Rapak purchased $3,355,000 of products from the Company during the six months ended June 30, 2006 and $4,363,000 during the six months ended June 30, 2005. Also, the Company paid Mr. Schwan $15,000 for services in the first three months of 2006 and $6,000 in the first three months of 2005 The Company paid Mr. Schwan $30,000 for services in the first six months of 2006 and $12,000 in the first six months of 2005.

Interest payments have been made to John H. Schwan and Stephen M. Merrick for loans made to the Company. These interest payments for the three months ended June 30, 2006 totaled $49,000 and $24,000 respectively. In 2005, for the three months ending June 30, 2005, the amounts were $38,000 and $13,000, respectively. These interest payments for the six months ending June 30, 2006 totaled $89,000 and $40,000 respectively. For the six months ending June 30, 2005, the amounts were $74,000 and $26,000, respectively.

On February 1, 2006, Mr. Schwan and Mr. Merrick advanced $500,000 each to the Company in exchange for (a) five year promissory notes bearing interest at 2% over the prime rate determined quarterly and (b) five year warrants to purchase an aggregate of 303,030 shares of common stock of the Company at the price of $3.30 per share.

Note 10 - Restatements

The cash flows statement for the six months ended June 30, 2005 has been restated to reflect the reclassification of accrued expenses and other liabilities into separate line items and to properly reflect the effect of changes in the exchange rate on cash. The effect of the restatement was to
(decrease) cash flows from operating activities by $21,000, increase cash flows from investing activities by $93,000 and (decrease) cash flows from financing activities by $133,000. There was no change in our reported cash balance as a result of these restatements.

Note 11 - New Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48,Accounting for Uncertainty in Income Taxes-an interpretation FASB No. 109 (“FIN 48”), which prescribes accounting for and disclosure of uncertainty in tax positions. This interpretation defines the criteria that must be met for the benefits of a tax position to be recognized in the financial statements and the measurement of tax benefits recognized. The provisions of FIN 48 are effective as of the beginning of the Company’s 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating that impact of adopting FIN 48 on the Company’s consolidated financial statements.

Note 12 - Equity Distribution Agreement

On June 6, 2006, we entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, LP (“Cornell”), pursuant to which we may, at our discretion, sell to Cornell shares of our common stock for a total purchase price of up to $5,000,000. For each share of CTI common stock purchased under this Agreement, Cornell will pay to us one hundred percent (100%) of the lowest volume weighted average price of our common stock on the Nasdaq Capital Market during the five consecutive trading days after we give notice of the sale to Cornell. Cornell will retain 5% of each payment made to us under the Agreement for the purchase of our stock. The Agreement provides that we will not sell more than 400,000 shares of our common stock to Cornell under this Agreement without first having obtained shareholder approval for the transaction. Cornell’s obligation to purchase shares of our common stock under the Agreement is subject to certain conditions, including: (i) we shall have obtained an effective registration statement for the shares of common stock sold to Cornell under the Agreement and (ii) the amount of each advance requested by us under the Agreement shall not be more than $100,000.