Form 10-Q/A
period 2006-03-31
CTI INDUSTRIES CORP
filed 2006-08-22
CIK 1042187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
Amendment No. 1 to Form 10-Q

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

The number of shares outstanding of the Registrant’s common stock as of May 15, 2006 was 2,036,474 (excluding treasury shares).

QUARTERLY REPORT ON FORM 10-Q/A
For the quarterly period ended March 31, 2006
EXPLANATORY NOTE

THIS FORM 10Q/A IS BEING FILED BY THE COMPANY FOR THE PURPOSE OF AMENDING AND RESTATING PORTIONS OF THE COMPANY’S QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006 (THE “ORIGINAL” 10-Q”). THIS AMENDMENT INCLUDES THE RESTATMENT OF THE CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE QUARTERLY PERIODS ENDED MARCH 31,2006 AND 2005 TO REFLECT THE RECLASSIFICATION OF ACCRUED EXPENSES AND OTHER LIABILITIES INTO SEPARATE LINE ITEMS AND TO PROPERLY REFLECT THE EFFECT OF CHANGES IN THE EXCHANGE RATE ON CASH. THE EFFECT OF THE RESTATEMENT IS, FOR THE 2006 PERIOD, TO DECREASE CASH FLOWS USED IN OPERATING ACTIVITIES BY $63,000, INCREASE CASH FLOWS PROVIDED BY FINANCING ACTIVITIES BY $9,000 AND DECREASE THE AMOUNT OF THE EFFECT OF EXCHANGE RATE CHANGES ON CASH BY $72,000 AND, FOR THE 2005 PERIOD, TO INCREASE CASH PROVIDED BY OPERATING ACTIVITIES BY $16,000, DECREASE CASH USED IN INVESTING ACTIVITIES BY $13,000, INCREASE CASH USED IN FINANCING ACTIVITIES BY $37,000 AND DECREASE THE AMOUNT OF THE EFFECT OF EXCHANGE RATE CHANGES ON CASH BY $8,000. THESE CHANGES ARE REFLECTED IN THE RESTATED CONSOLIDATED STATEMENT OF CASH FLOWS INCLUDED IN THIS AMENDMENT. CHANGES IN THE MANAGEMENT’S DISCUSSION AND ANALYSIS REFLECTING SUCH CHANGES IN THE CONSOLIDATED STATEMENT OF CASH FLOWS ARE UNDERLINED

EXCEPT AS SET FORTH ABOVE, THE COMPANY HAS NOT AMENDED OR MODIFIED THE FINANCIAL INFORMATION OR OTHER DISCLOSURES CONTAINED IN THE ORIGINAL 10-Q AS FILED ON MAY 22, 2006. THIS FORM 10-Q/A DOES NOT REFLECT EVENTS OCCURRING AFTER THE FILING OF THE ORIGINAL 10-Q, AND REPRESENTS THE COMPANY’S FORM 10-Q IN ITS ENTIRETY INCLUDING CHANGES TO ONLY THOSE ITEMS IDENTIFIED ABOVE.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

The following condensed consolidated financial statements of the Registrant are attached to this Form 10-Q:

1.  Interim Balance Sheet as at March 31, 2006 (unaudited) and Balance Sheet as at December 31, 2005;

2.  Interim Statements of Income (unaudited) for the three months ended March 31, 2006 and March 31, 2005;

3.  Interim Statements of Cash Flows (unaudited) for the three months ended March 31, 2006 (restated) and March 31, 2005 (restated);

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

The decline in sales of laminated and printed films during the three months ended March 31, 2006, compared to the same period of 2005 is attributable to a decline in sales to Rapak. Net sales to Rapak in the first quarter of 2005 were $2,396,000 and, in the first quarter of 2006 were $1,430,000. This change in sales for these quarters reflected unusually high demand for film from Rapak during the first quarter of 2005.

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

Sales to a limited number of customers continue to represent a large percent of our total sales. In the first quarter of 2006 and 2005, sales to our top ten customers represented 58% and 65% of our total net sales for the quarter, respectively, and sales to our top three customers represented 45% and 49%, respectively, of our total net sales for the quarter. The sales to each of these customers for the quarter ended March 31, 2006 were $1,456,000 or 17.8% (balloons), $1,430,000 or 17.5% (films), and $802,000 or 9.8% of net sales for the quarter (pouches), respectively. Sales to these customers in the same period of 2005 were $1,150,000 or 12.6% (balloons), $2,396,000 or 26.3% (films), and $938,000, or 10.3% (pouches) of net sales, respectively.

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

Other Income (Expense). During the three months ended March 31, 2006, the Company incurred interest expense and loan charges of $336,000, compared to interest expense and loan charges incurred during the same period of 2005 in the amount of $305,000. The increase in expense between the periods reflects a higher rate of interest payable on outstanding loan balances.

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

Financial Condition, Liquidity and Capital Resources

Cash Flow Items. During the quarter ended March 31, 2006, net cash used in operations was $945,000, compared to net cash provided by operations during three months ended March 31, 2005 of $1,684,000.

Significant changes in working capital items during the three months ended March 31, 2006 consisted of (i) an increase in accounts receivable of $1,300,000, (ii) an increase in inventory of $350,000, (iii) depreciation in the amount of $351,000 and (iv) a decrease in accounts payable and accrued expenses of $331,000. The increase in receivables is the result of increased sales levels. We do not anticipate significant changes in the level of receivables or inventory, or in the rate of depreciation, during the balance of 2006.

Investment Activities. During the three months ended March 31, 2006, cash used in investing activities was $61,000, compared to $117,000 in same period of 2005. We do anticipate incurring additional capital expenditures during the balance of 2006 for improvements and for the acquisition of production equipment.

Financing Activities. For the three months ended March 31, 2006 cash provided by financing activities was $1,379,000 compared to cash used in financing activities for the same period of 2005 in the amount of $1,712,000. Cash provided by financing activities consisted principally of the proceeds of long-term loans from the Company’s new banking facility and loans from principal shareholders on February 1, 2006.

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

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures: Our principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2006 and as of the date of the filing of this Amended Form 10-Q. Based on such review and evaluation, our chief executive officer and chief financial officer have concluded that, as of such date, our disclosure controls and procedures were adequate and effective to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended (a) is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and (b) is accumulated and communicated to the Company’s management, including the officers, as appropriate to allow timely decisions regarding required disclosure. We note that the items included in this amendment and restatement do not involve any change or correction in net income, income per share or net increase (decrease) in cash., but rather reflect a reclassification and method of reporting certain components of the Consolidated Statements of Cash Flows.

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

CTI INDUSTRIES CORPORATION

Date: August 22, 2006	By:	/s/ Howard W. Schwan
Howard W. Schwan, President

	By:	/s/ Stephen M. Merrick
Stephen M. Merrick Executive Vice President and Chief Financial Officer

CTI Industries Corporation and Subsidiaries
Consolidated Balance Sheets

	March 31, 2006	December 31, 2005
ASSETS	(Unaudited)
Current assets:
Cash	$640,212	$261,982
Accounts receivable, (less allowance for doubtful accounts of $125,000	5,545,875	4,343,671
and $80,000 respectively)
Inventories, net	7,335,640	7,022,569
Prepaid expenses and other current assets	561,449	707,082

Total current assets	14,083,176	12,335,304

Property, plant and equipment:
Machinery and equipment	18,835,610	18,869,276
Building	2,602,922	2,602,922
Office furniture and equipment	2,012,038	2,010,557
Land	250,000	250,000
Leasehold improvements	502,454	510,134
Fixtures and equipment at customer locations	2,330,483	2,330,483
Projects under construction	149,867	130,994
	26,683,374	26,704,366
Less : accumulated depreciation and amortization	(17,390,172)	(17,087,622)

Total property, plant and equipment, net	9,293,202	9,616,744

Other assets:
Deferred financing costs, net	240,142	74,396
Goodwill	989,108	989,108
Net deferred income tax asset	314,502	352,689
Other assets	165,383	167,809

Total other assets	1,709,135	1,584,002

TOTAL ASSETS	25,085,513	23,536,050

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Checks written in excess of bank balance	158,616	500,039
Trade payables	4,356,423	4,717,733
Line of credit	4,835,261	5,050,753
Notes payable - current portion	1,255,795	1,329,852
Notes payable - officers, current portion	2,227,840	2,237,292
Accrued liabilities	1,016,771	925,719

Total current liabilities	13,850,706	14,761,388

Long-term liabilities:
Other liabilities (related parties $1,056,000 and $1,056,000)	1,637,723	1,644,339
Notes payable	5,596,452	4,394,390
Notes payable - officers	569,139	0

Total long-term liabilities	7,803,314	6,038,729

Minority interest	10,171	10,091

Stockholders' equity:
Preferred stock - no par value 2,000,000 shares authorized 0 shares issued and outstanding	0	0
Common stock - no par value, 5,000,000 shares authorized, 2,268,269 and 2,268,269 shares issued, 2,036,474 and 2,036,474 shares outstanding, respectively	3,764,020	3,764,020
Class B Common stock - no par value, 500,000 shares authorized, 0 shares issued and outstanding	0	0
Paid-in-capital	5,869,828	5,869,828
Warrants issued in connection with subordinated debt and bank debt	1,040,748	595,174
Accumulated deficit	(6,120,878)	(6,340,646)
Accumulated other comprehensive earnings	(193,282)	(223,420)
Less:
Treasury stock - 231,796 shares	(939,114)	(939,114)

Total stockholders' equity	3,421,322	2,725,842

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$25,085,513	$23,536,050

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

See accompanying notes to condensed consolidated unaudited statements

CTI Industries Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2006	2005
	Restated	Restated
Cash flows from operating activities:
Net income	$219,768	$84,486
Adjustment to reconcile net income to cash (used in) provided by operating activities:
Depreciation and amortization	351,428	400,936
Amortization of debt discount	20,414	19,740
Minority interest in loss of subsidiary	(80)	(95)
Provision for losses on accounts receivable	45,000	20,000
Provision for losses on inventories	22,500	45,000
Deferred income taxes	38,188	(4,479)
Increase (Decrease) in cash attributable to change in operating assets and liabilities
Accounts receivable	(1,300,126)	393,807
Inventories	(350,181)	976,009
Prepaid exense and other assets	128,518	223,667
Trade Payables	(331,430)	(108,063)
Accrued liabilities	210,947	(367,186)

Net cash (used in) provided by operating activities	(945,054)	1,683,822

Cash flows from investing activity:
Purchases of property, plant and equipment	(61,219)	(116,514)

Net cash used in investing activity	(61,219)	(116,514)

Cash flows from financing activities:
Checks written in excess of bank balance	(338,237)	(46,067)
Net change in revolving line of credit	(215,492)	(1,139,328)
Proceeds from issuance of long-term debt and warrants (received from related party $1,000,000 in 2006)
Repayment of long-term debt (related parties $15,000 and $15,000)	(310,783)	(541,162)
Cash paid for deferred financing fees	(180,506)	(19,195)

Net cash provided by (used in) financing activities	1,378,616	(1,712,456)

Effect of exchange rate changes on cash	5,887	(7,695)

Net increase (decrease) in cash	378,230	(152,843)

Cash and equivalents at beginning of period	261,982	526,469

Cash and equivalents at end of period	$640,212	$373,626

See accompanying notes to condensed consolidated unaudited statements

Supplemental disclosure of cash flow information:
Cash payments for interest	303,979	192,381
Cash payments for taxes	0	0

CTI Industries Corporation and Subsidiaries
Consolidated Earnings per Share

	Quarter Ended March 31,
	2006	2005

Basic
Average shares outstanding:
Weighted average number of shares of common stock outstanding during the period	2,036,473	1,954,100

Net income:
Net income	$219,768	$84,486

Amount for per share computation	$219,768	$84,486

Per share amount	$0.11	$0.04

Diluted
Average shares outstanding:
Weighted average number of shares of common stock outstanding during the period	2,036,473	1,954,100
Net additional shares assuming stock options and warrants exercised and proceeds used to purchase treasury stock	130,419	16,260
Weighted average number of shares and equivalent shares of common stock outstanding during the period	2,166,892	1,970,360

Net income:
Net income	$219,768	$84,486

Amount for per share computation	$219,768	$84,486

Per share amount	$0.10	$0.04

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

Restatements

The Consolidated Statements of Cash Flows for the three months ended March 31, 2006 and 2005 have been restated to reflect the reclassification of accrued expenses and other changes into separate line items and to properly reflect the effect of changes in exchange rates on cash. The effect of the restatements were to decrease cash flows used in operating activities by $63,000, increase cash flows provided by investing activities by $9,000 and decrease the effect of exchange rate changes on cash by $72,000 in 2006 and, for the 2005 period, to increase cash provided by operating activities by $16,000, decrease cash used in investing activities by $13,000, increase cash used in financing activities by $37,000 and decrease the amount of the effect of exchange rate changes on cash by $8,000. There was no change in the net increase (decrease) of cash for these periods.

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

There were no options granted during the three months ended March 31, 2006, and 2005, respectively.

A summary of the Company’s stock option activity and related information for the three months ended March 31, 2006 follows:

	March 31, 2006	Weighted Avg. Exercise Price
Outstanding and exercisable, beginning of period	361,405	$3.36
Granted	0
Exercised	0
Cancelled	0
Outstanding and exercisable at the end of period	361,405	$3.36

Options outstanding as of March 31, 2006:

	Outstanding	Exercisable	Exercise Price	Remaining Life (Years)

September 1997	5,953	5,953	$6.28	1.6
September 1998	88,494	92,463	$6.51	2.6
September 1998	11,905	11,905	$2.10	2.6
March 2000	57,146	57,146	$1.95	4.0
December 2001	44,048	44,048	$1.47	5.9
April 2002	11,905	11,905	$2.10	6.1
December 2002	55,954	55,954	$2.36	6.9
December 2003	7,000	7,000	$2.29	8.9
December 2005	79,000	79,000	$2.88	9.9
	361,405	361,405

Note 5 - Inventories, net

	March 31, 2006	December 31, 2005

Raw materials	$823,526	$1,316,885
Work in process	931,499	730,752
Finished goods	5,839,973	5,229,677
Allowance, excess quantities	(259,358)	(254,745)

Inventories, net	$7,335,640	$7,022,569

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

Note 7 - Concentration of Credit Risk

Concentration of credit risk with respect to trade accounts receivable is generally limited due to the number of entities comprising the Company's customer base. The Company performs ongoing credit evaluations and provides an allowance for potential credit losses against the portion of accounts receivable which is estimated to be uncollectable. Such losses have historically been within management's expectations. During the three months ending March 31, 2006, there were three customers whose purchases represented more than 10% of the Company’s sales. The sales to each of these customers for the three months ended March 31, 2006 were, respectively, $1,456,000 or 18%, $1,430,000 or 17% and $802,000 or 10% of net sales, respectively. Sales to these customers in the same period of 2005 were $1,150,000 or 13% of net sales, $2,396,000 or 27% of net sales and $938,000 or 10% of net sales, respectively. For the quarter ending March 31, 2006, the total amount owed by these customers was $1,250,000, 1,156,000 and $109,000, respectively. The balances owed at March 31, 2005 were $863,000, 865,000 and $179,000, respectively.

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

Also, on February 1, 2006, two principal officers and shareholders of our Company each loaned to our Company the sum of $500,000 in exchange for (i) Promissory Notes due January 31, 2011 and bearing interest at the rate of 2% per annum in excess of the prime rate determined quarterly and (ii) five year Warrants to purchase up to 151,515 shares of common stock of the Company at the price of $3.30 per share (110% of the closing market price on the day preceding the date of the loans). The fair value of each warrant was estimated as of the date of the grant using the Black-Scholes pricing method.

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

On February 1, 2006, Mr. Schwan and Mr. Merrick advanced $500,000 each to the Company in exchange for (a) five year promissory notes bearing interest at 2% over the prime rate determined quarterly and (b) five year warrants to purchase an aggregate of 303,030 shares of common stock of the Company at the price of $3.30 per share. The fair value of each warrant was estimated as of the date of the grant using the Black-Scholes pricing method.