Form 10-Q/A
period 2006-03-31
CTI INDUSTRIES CORP
filed 2006-09-05
CIK 1042187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________

FORM 10-Q/A
AMENDMENT NO. 2 TO FORM 10-Q

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

This Form 10-Q/A is being filed by the Company solely to correct a technical error made by the filing software with respect to the Consolidated Statement of Cash Flows contained in the Form 10Q/A, Amendment No. 1 to the Form 10-Q of the Company for the quarterly period ended March 31, 2006, filed on August 22, 2006. The filing software deleted the following numbers from Cash flows from financing activities related to “Proceeds from issuance of long-germ debt and warrants” in the amounts of $2,423,634 for the three months ended March 31, 2006 and $33,296 for the three months ended March 31, 2005. This Amendment No. 2 contains only the corrected Consolidated Statements of Cash Flows which does incorporate those items properly.

This Amendment No.2 contains only the sections of the Report on Form 10-Q for the quarterly period ended March 31, 2006 that are being amended. The sections and exhibits to the Form 10-Q as originally filed, or as amended by Amendment No.1, are unchanged and continue in full force and effect as previously filed. This Amendment No.2 speaks as of the date of the original filings of the Form 10-Q and Form 10-Q/A Amendment No.1 and has not been updated to reflect events occurring subsequent to the original filing dates.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: September 5, 2006
CTI INDUSTRIES CORPORATION

By:  /s/ Howard W. Schwan

Howard W. Schwan, President

By:  /s/ Stephen M. Merrick

Stephen M. Merrick
Executive Vice President and Chief Financial Officer

CTI Industries Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2006	2005
	Restated	Restated
Cash flows from operating activities:
Net income	$219,768	$84,486
Adjustment to reconcile net income to cash
(used in) provided by operating activities:
Depreciation and amortization	351,428	400,936
Amortization of debt discount	20,414	19,740
Minority interest in loss of subsidiary	(80)	(95)
Provision for losses on accounts receivable	45,000	20,000
Provision for losses on inventories	22,500	45,000
Deferred income taxes	38,188	(4,479)
Increase (Decrease) in cash attributable to change
in operating assets and liabilities
Accounts receivable	(1,300,126)	393,807
Inventories	(350,181)	976,009
Prepaid exense and other assets	128,518	223,667
Trade Payables	(331,430)	(108,063)
Accrued liabilities	210,947	(367,186)
Net cash (used in) provided by operating activities	(945,054)	1,683,822

Cash flows from investing activity:
Purchases of property, plant and equipment	(61,219)	(116,514)

Net cash used in investing activity	(61,219)	(116,514)

Cash flows from financing activities:
Checks written in excess of bank balance	(338,237)	(46,067)
Net change in revolving line of credit	(215,492)	(1,139,328)
Proceeds from issuance of long-term debt and warrants
(received from related party $1,000,000 in 2006)	2,423,634	33,296
Repayment of long-term debt (related parties $15,000 and $15,000)	(310,783)	(541,162)
Cash paid for deferred financing fees	(180,506)	(19,195)
Net cash provided by (used in) financing activities	1,378,616	(1,712,456)

Effect of exchange rate changes on cash	5,887	(7,695)

Net increase (decrease) in cash	378,230	(152,843)
Cash and equivalents at beginning of period	261,982	526,469
Cash and equivalents at end of period	$640,212	$373,626

Supplemental disclosure of csh flow information:
Cash payment for interest	303,979	192,381

See accompanying notes to condensed consolidated unaudited statements