Form 10-K/A
period 2005-12-31
CTI INDUSTRIES CORP
filed 2006-10-04
CIK 1042187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 3 to Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of each exchange on which registered:
Common Stock, no par value	NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act: None.

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

Documents Incorporated by Reference: None

TABLE OF CONTENTS

INDEX

EXPLANATORY STATEMENT

FORWARD LOOKING STATEMENTS

Part I

Item No. 1	Business	2
Item No. 1A	Risk Factors	14
Item No. 2	Properties	20
Item No. 3	Legal Proceedings	20
Item No. 4	Submission of Matters to a Vote of Security Holders	21

Part II

Item No. 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer
	Purchases of Equity Securities	22
Item No. 6	Selected Financial Data	25
Item No. 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item No. 7A	Quantitative and Qualitative Disclosures Regarding Market Risk	41
Item No. 8	Financial Statements and Supplementary Data	42
Item No. 9	Changes in and Disagreements with Accountants
	on Accounting and Financial Disclosure	42
Item No. 9A	Controls and Procedures	42

Part III

Item No. 10	Directors and Executive Officers of the Registrant	44
Item No. 11	Executive Compensation	48
Item No. 12	Security Ownership of Certain Beneficial Owners and Management and Related
	Stockholder Matters	51
Item No. 13	Certain Relationships and Related Transactions	54
Item No. 14	Principal Accounting Fees and Services	55

Part IV

Item No. 15	Exhibits and Financial Statement Schedules	57

EXPLANATORY NOTE

This Form 10K/A is being filed by the Company to amend and restate portions of the Company’s Report on Form 10-K for the fiscal year ended December 31, 2005. This Amendment includes the restatement of the Consolidated Statements of Operations for the fiscal years ended December 31, 2004 and 2003, and the restatement of the Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2005, 2004 and 2003. With respect to the Consolidated Statement of Operations, the restatement for the years 2004 and 2003 reflects a re-classification of certain items reported as Other Income to Income from Operations. The restatement of the Consolidated Statements of Operations for such periods does not result in any change in the net loss or loss per share for such periods. With respect to the Consolidated Statements of Cash Flows, the restatement for each of the years 2005, 2004 and 2003 reflects a change in the computation of the effect of exchange rate changes on cash. The restatement of the Consolidated Statements of Cash Flows for such periods does not result in any change in the net (decrease) increase in cash.

For each year with respect to which a restatement is made, the Consolidated Statements of Operations and the Consolidated Statements of Cash Flows set forth both (i) the amount as originally reported and (ii) the restated amounts for each item. Certain items in Management’s Discussion and Analysis have been changed to reflect the restated amounts. All of these changes are underlined.

Except as set forth above, the Company has not amended or modified any of the financial information or disclosures set forth in the Report on Form 10-K for the fiscal year ended December 31, 2005 as filed on April 14, 2006. This Form 10K/A does not reflect events occurring after the filing of the original Form 10-K, and represents the Company’s Report on Form 10-K in its entirety including changes to only those items identified above.

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

Our domestic and international sales and assets by area over the period 2003 - 2005 have been as follows:

	United States	United Kingdom	Mexico	Eliminations	Consolidated
Year ended 12/31/05
Revenues	$23,564,000	$2,573,000	$4,536,000	($1,483,000)	$29,190,000
Operating income (loss)	$602,000	$290,000	($240,000)		$652,000
Net (loss) income	($342,000)	$220,000	($211,000)		($333,000)
Total Assets	$21,343,000	$2,122,000	$4,818,000	($4,747,000)	$23,536,000

Year ended 12/31/04
Revenues	$32,855,000	$2,664,000	$4,890,000	($3,216,000)	$37,193,000
Operating (loss) income (restated)	($92,000)	$121,000	($31,000)	($48,000)	($50,000)
Net (loss) income	($2,595,000)	$223,000	($59,000)	($48,000)	($2,479,000)
Total Assets	$24,072,000	$1,989,000	$5,319,000	($3,492,000)	$27,888,000

Year ended 12/31/03
Revenues	$32,687,000	$2,415,000	$4,003,000	($2,845,000)	$36,260,000
Operating (loss) income (restated)	($216,000)	$191,000	($102,000)	($96,000)	($223,000)
Net (loss) income	($883,000)	$163,000	$249,000	($95,000)	($566,000)
Total Assets	$27,603,000	$1,412,000	$5,476,000	($4,221,000)	$30,270,000

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

We have had a history of losses and of fluctuating income from operations over the past five years. We have reported net income in only one of the past five years. Our income (loss) from operations during that time has ranged from a profit of $1,445,000 to a loss of $223,000 and has been subject to significant quarterly and annual fluctuations. These fluctuations can be caused by:

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

In addition, the Company is also party to certain lawsuits or claims arising in the normal course of business. The ultimate outcome of these matters is unknown, but in the opinion of management, we do not believe any of these proceedings will have, individually or in the aggregate, a material adverse effect upon our financial condition, cash flows or future results of operation.

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

	Year ended December 31,
	2005	2004	2003	2002	2001
Statement of Operations Data:
Net Sales	$29,190	$37,193	$36,260	$41,236	$27,446
Costs of Sales	$22,726	$30,841	$29,627	$32,344	$19,835
Gross Profit	$6,464	$6,352	$6,633	$8,892	$7,611
Operating expenses	$5,812	$6,402	$6,856	$7,447	$6,595
(Loss) income from operations	$652	$(50)	$(223)	$1,445	$1,016
Interest expense	$1,231	$1,350	$1,103	$832	$1,030
Other (income) expense	$(45)	$(208)	$23	$278	$0
(Loss) income before taxes and minority interest	$(534)	$(1,192)	$(1,349)	$335	$(14)
Income tax expense (benefit)	$(200)	$1,286	$(782)	$39	$276
Minority interest	$0	$1	$0	$6	$58
Net (loss) income	$(333)	$(2,479)	$(566)	$302	$(232)
(Loss) earnings per common share
Basic	$(.17)	$(1.28)	$(0.30)	$0.18	$(0.15)
Diluted	$(.17)	$(1.28)	$(0.30)	$0.16	$(0.15)
Other Financial Data:
Gross margin percentage	22.14%	17.08%	18.29%	21.56%	27.73%
Capital Expenses	$550	$306	$2,007	$2,478	$1,002
Depreciation & Amortization	$1,463	$1,651	$1,619	$1,588	$1,666
Balance Sheet Data:
Working capital (Deficit)	$(2,426)	$(2,790)	$(706)	$(2,907)	$(278)
Total assets	$23,536	$27,888	$30,270	$30,272	$24,664
Short-term obligations (1)	$8,618	$9,962	$6,692	$7,385	$7,074
Long-term obligations	$6,039	$6,491	$8,909	$5,726	$5,737
Stockholders’ Equity	$2,726	$2,951	$5,212	$5,474	$4,325

(1) Short term obligations consist of primarily of borrowings under bank line of credit and current portion of long-term debt

The following table sets forth selected unaudited statements of income for each quarter of fiscal 2005 and 2004:

	For the Year Ended December 31, 2005 (1)
	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter

Net sales	$9,103,327	$7,572,626	$6,033,831	$6,480,019
Gross profit	$1,873,993	$1,582,954	$1,242,186	$1,765,016
Net income (loss)	$84,488	$(53,616)	$(416,267)	$52,186
Earnings (loss) per common share
Basic	$0.04	$(0.03)	$(0.21)	$0.03
Diluted	$0.04	$(0.03)	$(0.21)	$0.02

(1) Earnings per common share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly per common share information may not equal the annual earnings per common share.

	For the Year Ended December 31, 2004 (1)
	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter

Net sales	$10,893,984	$9,591,785	$8,125,521	$8,581,819
Gross profit	$2,147,370	$2,032,028	$1,669,778	$502,944
Net income (loss)	$371,901	$(135,681)	$(150,370)	$(2,565,220)
Earnings (loss) per common share
Basic	$0.19	$(0.07)	$(0.08)	$(1.31)
Diluted	$0.18	$(0.07)	$(0.08)	$(1.31)

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

Our revenues from each of our product categories in each of the past three years have been as follows:

	(000 Omitted)
	$	% of	$	% of	$	% of
Product Category	2005	Net Sales	2004	Net Sales	2003	Net Sales
Metalized Balloons	11,737	40.2	16,238	43.9	12,401	34.2
Latex Balloons	4,855	16.6	5,244	14.1	4,134	11.4
Films	7,616	26.1	8,808	23.7	6,722	18.5
Pouches	4,079	14.0	5,028	13.5	10,718	29.6
Helium/Other	903	3.1	1,875	4.8	2,284	6.3
	29,190		37,193		36,259

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

	Year ended December 31,
	2005	2004	2003

Net sales	100.0%	100.0%	100.0%
Costs and expenses:
Cost of products sold	77.9	82.9	81.7
Selling, general and administrative	19.9	17.2	18.9

Income from operations	2.2	(0.1)	(0.6)
Interest expense	(4.2)	(3.6)	(3.0)
Other income (expense)	0.2	0.5	(0.1)

Loss before income taxes	(1.8)	(3.2)	(3.7)
Provision for income taxes	(0.7)	3.4	(2.1)

Net loss	(1.1)%	(6.6)%	(1.6)%

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

Gain on Sale of Assets and Other Operating Income

Income from operations in fiscal 2004, as restated, was affected by (i) gain on the sale of assets in the amount of $122,499 and (ii) other income of $395,489. Such other income consisted of (i) gains related to a review and determination that various accrued items on the books of the Mexican subsidiaries of the Company (CTI Mexico and Flexo) are not due or payable; these items included: (a) accrued amounts for profit sharing or seniority benefits determined on the basis of legal review not to be due, totaling $98,000, (b) accrued amounts related to an asset tax determined not to be due or beyond the statute of limitations, in the amount approximately of $49,000, (c) accrued amounts with respect to various accounts settled or determined not to be due or payable, in the aggregate amount of $190,000 and (ii) gains totaling $70,000 based on the settlement of various accounts in consideration of the payment of an amount less than the amount accrued. These items were offset by $12,000 in other expenses. Most of these gains are attributable to the first quarter of 2004 and relate to the restructuring of CTI Mexico which commenced in February 2003 when CTI Mexico effected a spin-off under Mexican law in which a portion of the assets, liabilities and capital of that company were transferred to Flexo Universal and FlexoUniversal became the primary subsidiary of the Company in Mexico. These other gains are not recurring.

These items of gain on the sales of assets and other income were reported as Other income in the Consolidated Statements of Operations for the year ended December 31, 2004 and have been re-classified into income (loss) from operations in the Restated Consolidated Statements of Operations for that year.

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

Gain on Sale of Assets and Other Operating Income

Income from operations in fiscal 2004, as restated, was affected by (i) gain on the sale of assets in the amount of $122,499 and (ii) other income of $395,489. Such other income consisted of (i) gains related to a review and determination that various accrued items on the books of the Mexican subsidiaries of the Company (CTI Mexico and Flexo) are not due or payable; these items included: (a) accrued amounts for profit sharing or seniority benefits determined on the basis of legal review not to be due, totaling $98,000, (b) accrued amounts related to an asset tax determined not to be due or beyond the statute of limitations, in the amount approximately of $49,000, (c) accrued amounts with respect to various accounts settled or determined not to be due or payable, in the aggregate amount of $190,000 and (ii) gains totaling $70,000 based on the settlement of various accounts in consideration of the payment of an amount less than the amount accrued. These items were offset by $12,000 in other expenses. Most of these gains are attributable to the first quarter of 2004 and relate to the restructuring of CTI Mexico which commenced in February 2003 when CTI Mexico effected a spin-off under Mexican law in which a portion of the assets, liabilities and capital of that company were transferred to Flexo Universal and FlexoUniversal became the primary subsidiary of the Company in Mexico. These other gains are not recurring.

The Company had other income during 2003 of $428,000 arising principally from the forgiveness of certain indebtedness

These items of gain from sales of assets and other income were reported as Other Income in the Consolidated Statements of Operations for the years ended December 31, 2004 and have been re-classified into income (loss) from operations in the Restated Consolidated Statements of Operations for those years.

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

Financial Condition, Liquidity and Capital Resources

Cash Flow From Operations. Cash flow from operations for the fiscal year ended December 31, 2005 was $2,658,000, compared to cash flow used in operations for the fiscal year ended December 31, 2004 of $385,000. Significant changes in working capital items contributing to cash flow from operations during 2005 were:

•	Depreciation and amortization of $1,480,000
•	Other non-cash changes for reserves and allowances of $474,000
•	A decrease in accounts receivable of $1,681,000
•	A decrease in inventory of $1,130,000
•	A decrease in other assets in the amount of $167,000
•	A decrease in accounts payable in the amount of $1,976,000

Depreciation declined by $160,000 in 2005 compared to 2004. We anticipate the level of depreciation to continue for 2006 at approximately the same level as 2005. The decrease in inventory during 2005 resulted from an effort to reduce our inventory of novelty balloon items through discounted and special sales and from reduced levels of production arising from reduced sales levels. We do not expect inventory to reduce during 2006.

Cash Used in Investing Activities. During 2005, we used net $400,000 in investing activities, consisting of purchases of equipment in the amount of $551,000 and sales of assets in the amount of $151,000.

Cash Used in Financing Activities. During fiscal 2005, cash used in financing activities amounted to $2,474,000, compared to cash provided by financing activities of $869,000 during fiscal 2004. We used a total of $2,604,000 to reduce our short and long term bank debt, and received $231,000 from the issuance of new long term debt.

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

Certain terms of the loan agreement include:

•	Excess Availability. The agreement requires us to maintain excess availability in the amount of $500,000 plus an amount equal to 36% of all payables over 90 days past due.

•	Restrictive Covenants: The Loan Agreement includes several restrictive covenants under which we are prohibited from, or restricted in our ability to:

•	Borrow money;
•	Pay dividends and make distributions;
•	Issue stock
•	Make certain investments;
•	Use assets as security in other transactions;
•	Create liens;
•	Enter into affiliate transactions;
•	Merge or consolidate; or
•	Transfer and sell assets.

•	Financial Covenants: The loan agreement includes a series of financial covenants we are required to meet including:

•	We are required to meet certain levels of earnings before interest taxes and depreciation (EBITDA) measured on a monthly cumulative basis during the first six months of the loan term;
•	We are required to maintain a tangible net worth in excess of $3,500,000;
•	We are required to maintain specified ratios of senior debt to EBITDA on an annual basis and determined quarterly commencing as of June 30, 2006; and,
•	We are required to maintain a specified level of EBITDA to fixed charges for the six months ending June 30, 2006, the nine months ending September 30, 2006 and twelve months thereafter.

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

Current Liabilities. Total current liabilities decreased from $18,435,000 as of December 31, 2004 to $14,761,000 as of December 31, 2005, a decrease of $3,674,000 or 20%. This reduction reflects: (i) a decrease of $1,430,000 in trades payable, (ii) a decrease of $1,350,000 in the amount outstanding on our revolving line of credit, (iii) an increase in the amount of $6,000 in the current portion of long term debts and (v) a decrease of $886,000 in accrued liabilities.

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

Shareholders’ Equity. Shareholders’ equity was $2,726,000 as of December 31, 2005 compared to $2,951,000 as of December 31, 2004.

The contractual commitments of the Company, determined as of December 31, 2005, over the next five years are as follows:
	Future Minimum Principal Payments	Operating Leases	Other Liabilities	Licenses	Total
2006	$3,567,144	$414,876	$-	$76,664	$4,058,684
2007	$811,992	$345,643	$850,000	$76,664	$2,084,299
2008	$811,992	$51,700	$794,339	$76,664	$1,734,695
2009	$896,454	$51,700	$-	$-	$948,154
2010	$811,992	$51,700	$-	$-	$863,692
Thereafter	$2,375,366	$465,300	$-	$-	$2,840,666
Total	$9,274,940	$1,380,919	$1,644,339	$229,992	$12,530,190

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

As of December 31, 2005, the Company had a net deferred tax asset of $2,807,000, representing the amount the Company may recover in future years from future taxable income. As of December 31, 2004, the amount of the deferred tax asset was $2,606,299. Each quarter and year-end management must make a judgment to determine the extent to which the deferred tax asset will be recovered from future taxable income. Management of the Company has determined that an appropriate allowance against the deferred tax asset, as of December 31, 2005, is $2,454,000. The Company recorded a deferred tax asset benefit in the amount of $200,000 during 2005 as management has determined that an this deferred tax asset is more likely than not to be realized.

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

Item No. 9A - Controls and Procedures

Disclosure Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report as of the date of the filing of this Amended Form 10-K,, have concluded that, as of such dates our disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by others within the Company. The restatements of financial information in the Report do not include any change on the Consolidated Statements of Operations for the years ended December 31, 2005 or any change on the Consolidated Balance Sheets as of December 31, 2005 or 2004. For the years ended December 31, 2004 and 2003, the restatements related to the Consolidated Statements of Operations do not result in any change in Net Income (Loss) or Earnings (Loss) Per share. Rather, the changes for those years reflect only a reclassification of items of gain or income, originally reported as Other Income, to Income (Loss) Form Operations. With respect to the Consolidated Statements of Cash Flow for the years ended December 31, 2005, 2004 and 2003, the restatements adjust the amounts of certain items of cash flow arising from the method used for calculating the effect of exchange rate changes on cash and other classes of assets and liabilities. The restatements did not result in any change in the net increase (decrease) in cash for any of these years. Management now utilizes the methods prescribed in SFAS 95 for the calculation of the effect of exchange rate changes.

(b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in the Company's internal controls. As a result, no corrective actions were required or undertaken, except that, management has changed its method of calculating the effect of exchange rate changes.

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

John H. Schwan, Chairman. Mr. Schwan has been an officer and director of the Company since January 1996. Mr. Schwan has been an executive officer of Rapak L.L.C. or affiliated companies for over the last 15 years. Mr. Schwan has over 20 years of general management experience, including manufacturing, marketing and sales. Mr. Schwan served in the U.S. Army Infantry in Vietnam from 1966 to 1969, where he attained the rank of First Lieutenant.

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

Summary Compensation Table
Name and Principal Position	Year	Annual Compensation Salary $	Long Term Compensation Underlying Options # of Shares	All Other Compensation ($)
Howard W. Schwan	2005	$138,000		$20,280	(1)
President	2004	$153,000		$12,705	(2)
	2003	$162,500		$17,445	(3)

Steven Frank	2005	$97,000	10,000
Vice President - Sales	2004	$85,000
	2003	$85,000

Brent Anderson	2005	$105,000	10,000
Vice President - Manufacturing	2004	$99,000
	2003	$95,000

Samuel Komar	2005	$104,200	7,500
Vice President - Marketing	2004	$108,000
	2003	$104,200

Timothy Patterson	2005	$92,500	10,000
Vice President - Finance	2004	$92,500
	2003	$85,000	5,000

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

Option Grants in Last Fiscal Year

					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
Grantee	# of Options	% of Total Options Granted to Employees	Exercise Price	Expiration Date	5% ($)	10% (%)
Schwan, Howard	0
Komar, Sam	7,500	9.5%	2.88	12/30/15	$13,584.12	159.4%
Anderson, Brent	10,000	12.7%	2.88	12/30/15	$18,112.17	159.4%
Patterson, Tim	10,000	12.7%	2.88	12/30/15	$18,112.17	159.4%
Frank, Steve	10,000	12.7%	2.88	12/30/15	$18,112.17	159.4%
Collins, John	1,000	1.3%	2.88	12/30/15	$1,811.21	159.4%
Brown, Stanley	1,000	1.3%	2.88	12/30/15	$1,811.21	159.4%
Tayne, Bret	1,000	1.3%	2.88	12/30/15	$1,811.21	159.4%
Avromovich, Michael	1,000	1.3%	2.88	12/30/15	$1,811.21	159.4%

Aggregated Option Exercises in Last Fiscal Year and FY-End Option Values

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at Year End (#) Exercisable/Unexercisable	Value of Unexercised In- the-Money Options at Fiscal Year End ($) Exercisable/Unexercisable(1)
John H. Schwan	0	0	21,826/0	$2,143/0
Howard W. Schwan	0	0	53,968/0	$32,859/0
Stephen M. Merrick	0	0	21,826/0	$2,143/0
Brent Anderson	0	0	41,549/0	$25,715/0
Samuel Komar	0	0	32,501/0	$25,869/0
Timothy Patterson	0	0	15,000/0	$3,400/0
Stanley M. Brown	0	0	9,532/0	$1,816/0
Bret Tayne	0	0	9,532/0	$5,459/0
Michael Avramovich	0	0	1,000/0	$30/0
John Collins	0	0	1,000/0	$30/0

(1)	The value of unexercised in-the-money options is based on the difference between the exercise price and the fair market value of the Company's Common Stock on December 31, 2005.

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

Name and Address (1)	Shares of Common Stock Beneficially Owned (2)		Percent of Common Stock(4)
John H. Schwan	778,142	(3)	32.6%
Stephen M. Merrick	678,663	(5)	29.2%
Howard W. Schwan	178,904	(6)	8.6%
Brent Anderson	52,795	(7)	2.5%
Samuel Komar	32,501	(8)	1.6%
Steve Frank	29,049	(9)	1.4%
Timothy Patterson	15,000	(10)	*
John I. Collins
262 Pine Street
Deerfield Il 60015	1,000	(11)	*
Stanley M. Brown
1140 Larkin
Wheeling, IL 60090	12,250	(12)	*
Bret Tayne
6834 N. Kostner Avenue
Lincolnwood, IL 60712	10,023	(12)	*
Michael Avramovich
70 W. Madison Street, Suite 1400
Chicago, IL 60602	1,000	(11)	*

All Directors and Executive Officers as a group (11 persons)	1,789,327		79.5%

* Less than one percent

(1)	Except as otherwise indicated, the address of each stockholder listed above is c/o CTI Industries Corporation, 22160 North Pepper Road, Barrington, Illinois 60010.

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

On January 10, 2006, an officer of Flexo Universal, Pablo Gortazar, acquired all rights in a loan of a credit union to Flexo Universal and CTF International both Mexican subsidiaries of the Company for the book value. The principal amount of the obligation of Flexo Universal and CTF International acquired was $191,000 and such amount bears interest at the rate of 9.5% per annum.

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

10.27	Production and Supply Agreement between ITW Spacebag and the Company dated March 17, 2006 (Incorporated by reference to Exhibits contained in Registrant’s Report on Form 8-K dated March 17, 2006)

11	Computation of Earnings Per Share (Incorporated by reference to the Consolidated Financial Statements contained in Part IV)

14	Code of Ethics (Incorporated by reference to Exhibit contained in the Registrant’s Form 10-K/A Amendment No. 2, as filed with the Commission on October 8, 2004)

21	Subsidiaries (description incorporated in Form 10-K under Item No. 1)

23.1	Consent of Independent Auditors, Weiser LLP

23.2	Consent of Independent Auditors, Eisner, LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith)

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

(a)	The Exhibits listed in subparagraph (a)(3) of this Item 15 are attached hereto unless incorporated by reference to a previous filing.

(b)	The Schedule listed in subparagraph (a)(2) of this Item 15 is attached hereto.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized on October 4, 2006.

CTI INDUSTRIES CORPORATION

By:	/s/Howard W. Schwan
Howard W. Schwan, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Howard W. Schwan	President and Director	October 4, 2006
Howard W. Schwan

/s/ John H. Schwan	Chairman and Director	October 4, 2006
John H. Schwan

/s/ Stephen M. Merrick	Executive Vice President, Secretary, Chief Financial Officer	October 4, 2006
Stephen M. Merrick	and Director

/s/ Stanley M. Brown	Director	October 4, 2006
Stanley M. Brown

/s/ Bret Tayne	Director	October 4, 2006
Bret Tayne

/s/ Michael Avramovich	Director	October 4, 2006
Michael Avramovich

/s/ John I. Collins	Director	October 4, 2006
John I. Collins

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of CTI Industries Corporation

We have audited the accompanying consolidated balance sheets of CTI Industries Corporation and Subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

As described in Note 2 to the consolidated financial statements, the Company has restated its 2004 consolidated statement of operations and its 2005 and 2004 consolidated statements of cash flows.

Weiser LLP
New York, New York
March 13, 2006, except with respect to Note 2 as
to which the date is September 28, 2006

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

With respect to Note 2
September 28, 2006

CTI Industries Corporation and Subsidiaries
Consolidated Balance Sheets

	December 31, 2005	December 31, 2004
ASSETS
Current assets:
Cash	$261,982	$526,470
Accounts receivable, (less allowance for doubtful accounts of $80,000 and $404,000 respectively)	4,343,671	6,123,137

Inventories, net	7,022,569	8,348,494
Prepaid expenses and other current assets	707,082	646,805

Total current assets	12,335,304	15,644,906

Property, plant and equipment:
Machinery and equipment	18,869,276	18,451,428
Building	2,602,922	2,614,271
Office furniture and equipment	2,010,557	1,926,371
Land	250,000	250,000
Leasehold improvements	510,134	640,428
Fixtures and equipment at customer locations	2,330,483	2,286,814
Projects under construction	130,994	55,650
	26,704,366	26,224,962
Less : accumulated depreciation and amortization	(17,087,622)	(15,636,451)

Total property, plant and equipment, net	9,616,744	10,588,511

Other assets:
Net deferred financing costs, net	74,396	120,375
Goodwill	989,108	1,113,108
Net deferred income tax asset	352,689	175,288
Other assets	167,809	245,376

Total other assets	1,584,002	1,654,147

TOTAL ASSETS	$23,536,050	$27,887,564

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Checks written in excess of bank balance	$500,039	$513,417
Trades payable	4,717,733	6,147,969
Line of credit	5,050,753	6,401,225
Notes payable - current portion	1,329,852	3,500,669
Notes payable - officers current portion	2,237,292	60,000
Accrued liabilities	925,719	1,811,775

Total current liabilities	14,761,388	18,435,055

Long-term liabilities:
Other liabilities (related parties of $1,056,000 and $517,000)	1,644,339	1,371,364
Notes payable	4,394,390	2,864,129
Notes payable - officers	0	2,255,616

Total long-term liabilities	6,038,729	6,491,109

Minority interest	10,091	10,230

Stockholders' equity:
Preferred stock - no par value 2,000,000 shares authorizes, 0 shares issued and outstanding	0	0
Common stock - no par value, 5,000,000 shares authorized, 2,268,269 and 2,185,896 shares issued, 2,036,474 and 1,954,100 shares outstanding, respectively	3,764,020	3,764,020
Class B Common stock - no par value, 500,000 shares authorized, 0 shares issued and outstanding	0	0
Paid-in-capital	5,869,828	5,615,411
Warrants issued in connection with subordinated debt and bank debt	595,174	595,174
Accumulated deficit	(6,340,646)	(6,007,437)
Accumulated other comprehensive loss	(223,420)	(76,884)
Less:
Treasury stock - 231,796 shares	(939,114)	(939,114)

Total stockholders' equity	2,725,842	2,951,170

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$23,536,050	$27,887,564

See accompanying notes to consolidated financial statements

CTI Industries Corporation and Subsidaries
Consolidated Statement of Operations

	Year Ended December 31,
	2005	2004	2004	2003	2003
		As Reported	Restated	As Reported	Restated

Net sales	$29,189,974	$37,193,109	$37,193,109	$36,259,638	$36,259,638

Cost of sales	22,725,825	30,840,989	30,840,989	29,626,450	29,626,450

Gross profit	6,464,149	6,352,120	6,352,120	6,633,188	6,633,188

Operating expenses:
General and administrative	3,846,538	4,410,595	4,410,595	4,054,607	4,054,607
Selling	1,064,944	1,495,257	1,495,257	1,441,501	1,441,501
Advertising and marketing	776,571	1,014,463	1,014,463	1,816,301	1,816,301
(Gain) on sale of assets			(122,499)		(28,007)
Other (income)			(395,489)		(428,125)
Asset impairment loss	124,000

Total operating expenses	5,812,053	6,920,315	6,402,327	7,312,409	6,856,277

Income (loss) from operations	652,096	(568,195)	(50,207)	(679,221)	(223,089)

Other income (expense):
Interest expense	(1,230,964)	(1,350,085)	(1,350,085)	(1,103,395)	(1,103,395)
Interest income	-	-	-	13,618	13,618

Gain (loss) on sale of assets	-	122,499		28,007
Foreign currency (loss) gain	45,128	208,213	208,213	(36,132)	(36,132)
Other		395,489		428,125

Total other (expense) income	(1,185,836)	(623,884)	(1,141,872)	(669,777)	(1,125,909)

Loss before income taxes and minority interest	(533,740)	(1,192,079)	(1,192,079)	(1,348,998)	(1,348,998)

Income tax (benefit) expense	(200,392)	1,286,232	1,286,232	(782,468)	(782,468)

Loss before minority interest	(333,348)	(2,478,311)	(2,478,311)	(566,530)	(566,530)

Minority interest in (loss) income of subsidiary	(139)	1,063	1,063	(483)	(483)

Net loss	$(333,209)	$(2,479,374)	$(2,479,374)	$(566,047)	$(566,047)

Loss applicable to common shares	$(333,209)	$(2,479,374)	$(2,479,374)	$(566,047)	$(566,047)

Basic loss per common share	$(0.17)	$(1.28)	$(1.28)	$(0.30)	$(0.30)

Diluted loss per common share	$(0.17)	$(1.28)	$(1.28)	$(0.30)	$(0.30)

CTI Industries Corporation and Subsidiaries
Consolidated Statements of Stockholders' Equity and Comprehensive Loss

							Warrants issued			Less
	Common Stock		Class B Common Stock		Paid-in		in connection with subordinated	Accumulated	Accumulated Other Comprehensive	Treasury Stock		Notes Recvble
	Shares	Amount	Shares	Amount	Capital		debt	Deficit	Loss	Shares	Amount	Shareholders	TOTAL
Balance, December 31, 2002	2,141,882	$3,748,270	-	$-	$5,554,332	-	$135,462	$(2,962,016)	$(6,002)	231,796	$(939,114)	$(56,456)	$5,474,476

Options Exercised	8,334	$15,750											$15,750
Subordinated debt contributed to exercise warrants							$459,712						$459,712
Collection of Notes Receivable												$56,456	$56,456
Net Loss								($566,047)					$(566,047)
Other comprehensive income
Foreign currency translation									($228,766)				$(228,766)
Total comprehensive loss													$(794,813)
Balance, December 31, 2003	2,150,216	$3,764,020	-	$-	$5,554,332	$-	$595,174	$(3,528,063)	$(234,768)	231,796	$(939,114)	$-	$5,211,581

Stock issued for Services	35,680	$-			$61,079								$61,079
Net Loss								($2,479,374)					$(2,479,374)
Other comprehensive income
Foreign currency translation									$157,884				$157,884
Total comprehensive loss													$(2,321,490)
Balance, December 31, 2004	2,185,896	$3,764,020	-	$-	$5,615,411	$-	$595,174	$(6,007,437)	$(76,884)	231,796	$(939,114)	$-	$2,951,170

Options Exercised	32,144				$53,501								$53,501
Stock issued for Services	50,229				$200,916								$200,916
Net Loss								$(333,209)					($333,209)
Other comprehensive income
Foreign currency translation									($146,536)				$(146,536)
Total comprehensive loss													$(479,745)
Balance, December 31, 2005	2,268,269	$3,764,020	-	$-	$5,869,828	$-	$595,174	$(6,340,646)	$(223,420)	231,796	$(939,114)	$-	$2,725,842

See accompanying notes to consolidated financial statements

CTI Industries Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended December 31,
		Restated		Restated		Restated
	2005	2005	2004	2004	2003	2003
Cash flows from operating activities:
Net loss	$(333,209)	(333,209)	$(2,479,374)	(2,479,374)	$(566,047)	$(566,047)
Adjustment to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	1,463,369	1,479,916	1,651,322	1,639,808	1,618,563	1,628,492
Deferred gain on sale/leaseback	0		(175,271)	(175,271)	(30,047)	(30,047)
Amortization of debt discount	35,967	35,967	251,490	251,490	238,199	238,199
Minority interest in loss of subsidiary	65	65	1,063	1,063	(483)	(483)
Loss on asset impairment	124,000	124,000
Provision for losses on accounts receivable	145,000	145,000	288,562	288,562	220,000	220,000
Provision for losses on inventories	205,000	205,000	60,000	60,000	135,000	135,000
Shares issued for services	200,916	200,916	0		0
Deferred income taxes	(200,392)	(200,392)	1,189,135	1,189,135	(782,468)	(782,468)
Change in operating assets and liabilities:
Accounts receivable	1,634,466	1,680,617	(1,791,423)	(1,523,274)	619,113	430,362
Inventories	1,120,925	1,129,594	854,666	890,945	560,433	475,844
Other assets	205,731	167,332	426,662	397,345	66,313	60,091
Trade payables, accrued and other liabilities	(1,862,861)	(1,976,307)	(847,411)	(925,237)	1,129,596	1,297,275

Net cash provided by (used in) operating activities	2,738,977	2,658,499	(570,579)	(384,808)	3,208,172	3,106,218

Cash flows from investing activities:

Purchases of property, plant and equipment	(549,547)	(551,256)	(305,546)	(281,494)	(2,007,104)	(2,164,510)
Proceeds from sale of property, plant and equipment	151,206	151,206	32,094	22,123	0

Net cash used in investing activities	(398,341)	(400,050)	(273,452)	(259,371)	(2,007,104)	(2,164,510)

Cash flows from financing activities:
Checks written in excess of bank balance	(13,378)	(14,225)	172,309	172,291	227,648	228,041
Net change in revolving line of credit	(1,350,472)	(1,350,472)	2,706,984	2,706,984	(1,948,408)	(1,948,408)
Proceeds from issuance of long-term debt (Received from related parties 559,000, 267,000 and 250,000)	300,439	231,392	558,077	583,298	6,768,759	6,725,426
Repayment of long-term debt	(811,776)	(850,986)	(2,513,261)	(2,552,139)	(5,649,014)	(5,571,574)
Repayment of short-term debt (Related parties 60,000 in 2005)	(402,324)	(402,324)
Proceeds from exercise of stock options	53,501	53,501	0		15,750	15,750
Collection of stockholder note	0		0		56,456	56,456
Cash paid for deferred financing fees	(141,316)	(141,316)	(41,234)	(41,234)	(275,044)	(275,044)

Net cash (used in) provided by financing activities	(2,365,326)	(2,474,430)	882,875	869,200	(803,853)	(769,353)

Effect of exchange rate changes on cash	(239,797)	(48,506)	157,884	(28,293)	(227,966)	(3,106)

Net (decrease) increase in cash	(264,487)	(264,487)	196,728	196,728	169,249	169,249

Cash at beginning of period	526,469	526,469	329,742	329,742	160,493	160,493

Cash at end of period	$261,982	261,982	$526,470	526,470	$329,742	$329,742

Supplemental disclosure of cash flow information:
Cash payments for interest	950,280	950,280	952,682	952,682	865,196	865,196
Cash payments for taxes	88,151	88,151	47,186	47,186	42,295	42,295

Supplemental disclosure of non-cash activity:
Settlement of liability with third party			241,268	241,268
via ownership transfer of long-term asset

Stock issued to reduce vendor obligations at fair value			61,079	61,079

Accounts payable converted to notes payable	453,503	453,503			3,534,326	3,534,326

Refinance mortage					2,671,243	2,671,243

See accompanying notes to consolidated financial statements

CTI Industries Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

1.	Nature of Operations

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

2.	Restatements

The consolidated statements of operations for the years ended December 31, 2004 and 2003 and the consolidated statements of cash flows for the years ended December 31, 2005, 2004 and 2003 have been restated for correction of errors. The restatements do not result in any changes in net loss, net loss per share or net (decrease) increase in cash.

Statements of Operations

Certain items presented in other income and (expense) have been reclassified to income (loss) from operations in the consolidated statements of operations. The amounts of such reclassifications for each year are as follows:

	2005	2004	2003
Income (loss) from operations:
As originally reported	$652,096	$(568,195)	$(679,221)
As restated	652,096	(50,207)	(223,089)
Other income (expense):
As originally reported	(1,185,836)	(623,884)	(669,777)
As restated	(1,185,836)	(1,141,872)	(1,125,909)

Statements of Cash Flows

The consolidated statements of cash flows have been restated to properly present the effect of exchange rate changes on cash within operating and financing activities.

	2005	2004	2003
Cash flows provided by (used in) operating activities:
As originally reported	2,738,977	(570,579)	3,208,172
As restated	2,658,499	(384,808)	3,106,218
Cash flows used in investing activities:
As originally reported	(398,341)	(273,452)	(2,007,104)
As restated	(400,050)	(259,371)	(2,164,510)
Cash flows (used in) provided by financing activities:
As originally reported	(2,365,326)	882,875	(803,853)
As restated	(2,474,430)	869,200	(769,353)

Effect of exchange rate on cash:
As originally reported	(239,797)	157,884	(227,966)
As restated	(48,506)	(28,293)	(3,106)

3.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred recurring operating losses, has a working capital deficit of $2,426,000 and an accumulated deficit of $6,341,000 as of December 31, 2005. The Company refinanced its credit facilities and two shareholders of the Company loaned the Company $1,000,000 as more fully described in Note 22. Management believes that as a result of these events that it will have sufficient liquidity to meet its obligations as they come due. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Stock-Based Compensation

At December 31, 2005, the Company has four stock-based compensation plans, which are described more fully in Note 17. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. The Company recognizes compensation cost for stock-based compensation awards equal to the difference between the quoted market price of the stock at the date of grant or award and the price to be paid by the employee upon exercise in accordance with the provisions of APB No. 25. Based upon the terms of Company’s current stock option plans, the stock price on the date of grant and price paid upon exercise are the same. Accordingly, no stock-based employee compensation cost has been recognized, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company has adopted the disclosure provision of Statement of Financial Accounting Standards (“SFAS”) No. 148 “Accounting for Stock-Based Compensation - Transition Disclosure,” an amendment of SFAS Statement No. 123 (“SFAS No. 148”) The following table illustrates the effect on net loss and earnings per share had compensation cost for all of the stock-based compensation plans been determined based on the grant date fair values of awards:

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

Reclassifications

Reclassifications were made to the year end 2004 balance sheet to conform to the year end 2005 presentation.

4.	Recently Issued Accounting Standards

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

5.	Major Customers

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

6.	Inventories

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

Inventories are comprised of the following:

	December 31, 2005	December 31, 2004
Raw materials	$1,316,885	$888,643
Work in process	730,752	806,495
Finished goods	5,229,677	6,840,068
Allowance for excess quantities	(254,745)	(186,713)
Total inventories	$7,022,569	$8,348,494

7.	Notes Payable

Long-term debt consists of:

	Dec 31, 2005	Dec 31, 2004

Term Loan with bank, payable in monthly installments of $58,333 including interest at prime (7.25% at December 31, 2005) plus 1.5%(8.75%) (amortized over 60 months) balance due January 31, 2006	$2,158,341	$2,858,337
Mortgage Loan with bank, payable in monthly installments of $19,209 including interest at 6.25% due May 5, 2008	$2,780,553	$2,832,302
Vendor Notes, at various rates of interest (weighted average of6%) maturing through December 2007	$700,886	$649,697
Subordinated Notes (Officers) due 2006, interest at 9% net of debt discount of $23,441 and $59,408 at December 31, 2005 and 2004, respectively (See Notes 7, 10)	$1,423,059	$1,460,592
Subordinated Notes (Officers) due 2006, interest at 9%(See Notes 7,10)	$814,233	$795,024
Loan payable to a Mexican finance institution denominated in Mexican Pesos bearing interest at 9.81% due 2009	$84,462	$84,462
Total long-term debt	$7,961,534	$8,680,414
Less current portion	$(3,567,144)	$(3,560,669)
Total Long-term debt, net of current portion	$4,394,390	$5,119,745

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
$7,961,534

On February 1, 2006, the Company entered into a Loan Agreement with Charter One Bank, Chicago, Illinois. Proceeds of this loan were utilized in part to pay the entire outstanding balance of the Cole Taylor Bank loan and the Banco Popular mortgage loan. (See Note 22)

8.	Subordinated Debt

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

9.	Income Taxes

The income tax provisions are comprised of the following:

	Dec. 31 2005	Dec. 31 2004	Dec. 31 2003
Current:
Federal	$-	$-	$-
State	$-	$-	$-
Foreign	$-	$97,097	$-
	$-	$97,097	$-
Deferred
Federal	(180,134)	1,223,030	(361,881)
State	(24,797)	(63,753)	(61,281)
Foreign	$4,539	29,858	(359,306)
	(200,392)	1,189,135	(782,468)
Total Income Tax (Benefit) Provision	$(200,392)	$1,286,232	$(782,468)

The components of the net deferred tax asset at December 31 are as follows:

	2005	2004
Deferred tax assets:
Allowance for doubtful accounts	$32,752	$127,150
Inventory allowances	195,095	168,006
Accrued liabilities	132,776	126,372
Unicap 263A adjustment	52,380	52,380
Net operating loss carryforwards	3,302,982	2,988,093
Alternative minimum tax credit carryforwards	338,612	338,612
State investment tax credit carryforward	18,041	18,041
Other foreign tax items	(3,179)	109,833
Foreign asset tax credit carryforward	160,784	160,784
Total deferred tax assets	4,230,243	4,089,271
Deferred tax liabilities:
Book over tax basis of capital assets	(1,074,863)	(1,134,282)
Cash basis of foreign inventory purchases	(348,690)	(348,690)
	2,806,690	2,606,299
Less: Valuation allowance	(2,454,001)	(2,454,001)
Net deferred tax asset	$352,689	$152,298

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

	Years Ended December 31,
	2005	2004	2003
Taxes at statutory rate	$(186,809)	$(417,228)	$(393,154)
State income taxes	(25,716)	(57,434)	(55,504)
Nondeductible expenses	12,757	15,355	20,564
Increase in deferred tax
Valuation allowance	-	1,715,401	-
Foreign taxes and other	(624)	30,138	(354,374)
Income tax provision	$(200,392)	$1,286,232	$(782,468)

10.	Other Income/Expense

Other income/expense set forth on the Company’s Consolidated Statement of Operations for the fiscal year ended December 31, 2005 included gains of $45,000 related to currency translation items

10A. Operating Expenses - Other income

Other income of $395,489 set forth on the Company’s Restated Consolidated Statement of Operations for the year ended December 31, 2004 includes (i) gains related to a review and determination that various accrued items on the books of the Mexican subsidiaries of the Company (CTI Mexico and Flexo) are not due or payable and (ii) gains based on the settlement of the various accounts in consideration for the payment of an amount less than the amount accrued. These settlements primarily relate to CTI Mexico an inactive subsidiary. For the year ending December 31, 2003, the Company had other income of $428,125. This amount includes income derived from the settlement of certain outstanding liabilities due to vendors for less than the amount recorded on the books of the Company.

11.	Other Liabilities

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

12.	Employee Benefit Plan

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

13.	Related Party Transactions, See Note 16.

Stephen M. Merrick is a shareholder of a law firm from which we received legal services during the year. Mr. Merrick is both a director and a shareholder of the Company. Legal fees incurred with this firm were $117,000 for the year ended December 31, 2005, $97,000 for the year ended December 31, 2004 and $107,000 for the year ended December 31, 2003. In 2005, Mr. Merrick received $48,000 for services performed from CTI Industries and an additional $12,000 in directors fees from CTI Balloons Limited located in the United Kingdom.

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

Interest paid to related parties during 2005, 2004 and 2003 was $146,898, $119,230 and $150,674, respectively.

14.	Goodwill and Intangible Assets

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

15.	Commitments and Contingencies

Operating Leases

In July of 2004, the Company signed a month to month lease with HP Properties LLC for approximately 35,000 square feet of space in Cary, Illinois. In September of 2005, the Company signed a lease to rent 16,306 square feet of space from Trinity Assets replacing the previous lease with HP Properties. This lease has a 2 year term. The Company’s United Kingdom subsidiary also maintains a lease for office and warehouse space which expires in 2019. The Company’s Mexico subsidiary signed a five year lease in January of 2003 to rent 43,000 square feet of space at a cost of approximately $17,000 per month. The Company leases office equipment under operating leases which expire on various dates through December 2006.  See Note 16 relating to cancellation of Pepper Road lease.

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

16.	Sale/Leaseback of Building - Related Party

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

17.	Stock Options and Warrants

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

CTI Industries Corporation and Subsidiaries
Consolidated Earnings per Share

	Year Ended December 31,
	2005	2004	2003
Basic
Average shares outstanding:
Weighted average number of shares outstanding during the period	1,977,235	1,930,976	1,918,260

Earnings:
Net loss:	$(333,210)	$(2,479,374)	$(566,047)

Amount for per share Computation	$(333,210)	$(2,479,374)	$(566,047)

Net (loss) earnings applicable to Common Shares	$(0.17)	$(1.28)	$(0.30)

Diluted
Average shares outstanding:	1,977,235	1,930,976	1,918,260
Weighted averages shares Outstanding Common stock equivalents (options, warrants)

Weighted average number of shares outstanding during the period	1,977,235	1,930,976	1,918,260

Earnings:
Net (loss) income	$(333,210)	$(2,479,374)	$(566,047)

Amount for per share computation	$(333,210)	$(2,479,374)	$(566,047)

Net loss applicable to Common Shares	$(0.17)	$(1.28)	$(0.30)

19.	Geographic Segment Data

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

	United States	United Kingdom	Mexico	Eliminations	Consolidated
Year ended 12/31/05
Revenues	$23,564,000	$2,573,000	$4,536,000	($1,483,000)	$29,190,000
Operating income (loss)	$602,000	$290,000	($240,000)		$652,000
Net (loss) income	($342,000)	$220,000	($211,000)		($333,000)
Total Assets	$21,343,000	$2,122,000	$4,818,000	($4,747,000)	$23,536,000

Year ended 12/31/04
Revenues	$32,855,000	$2,664,000	$4,890,000	($3,216,000)	$37,193,000
Operating (loss) income (restated)	($92,000)	$121,000	($31,000)	($48,000)	($50,000)
Net (loss) income	($2,595,000)	$223,000	($59,000)	($48,000)	($2,479,000)
Total Assets	$24,072,000	$1,989,000	$5,319,000	($3,492,000)	$27,888,000

Year ended 12/31/03
Revenues	$32,687,000	$2,415,000	$4,003,000	($2,845,000)	$36,260,000
Operating (loss) income (restated)	($216,000)	$191,000	($102,000)	($96,000)	($223,000)
Net (loss) income	($883,000)	$163,000	$249,000	($95,000)	($566,000)
Total Assets	$27,603,000	$1,412,000	$5,476,000	($4,221,000)	$30,270,000

20.	Litigation

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

In addition, the Company is also party to certain lawsuits arising in the normal course of business. The ultimate outcome of these matters is unknown, but in the opinion of management, the settlement of these matters is not expected to have a significant effect on the future financial position, cash flows or results of operations of the Company.

21.  Quarterly Financial Data (Unaudited):

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

22.	Subsequent Events

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