Form 10-Q
period 2006-09-30
CTI INDUSTRIES CORP
filed 2006-11-20
CIK 1042187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐     Accelerated filer  ☐    Non-accelerated filer ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒

The number of shares outstanding of the Registrant’s common stock as of November 17, 2006 was 2,130,192 (excluding treasury shares).

INDEX

PART I - FINANCIAL INFORMATION

Item No. 1	Financial Statements	3
Item No. 2	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	4
Item No. 3	Quantitative and Qualitative Disclosures Regarding Market Risk	12
Item No. 4	Controls and Procedures	13

PART II - OTHER INFORMATION

Item No. 1	Legal Proceedings.	13
Item No. 1A	Risk Factors	14
Item No. 2	Unregistered Sales of Equity Securities and Use of Proceeds	16
Item No. 3	Defaults Upon Senior Securities	16
Item No. 4	Submission of Matters to a Vote of Security Holders	16
Item No. 5	Other Information	17
Item No. 6	Exhibits	17

PART I. FINANCIAL INFORMATION

This quarterly report includes both historical and “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future results. Words such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” or similar words are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Although we believe that our opinions and expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements, and our actual results may differ substantially from the views and expectations set forth in this quarterly report on Form 10-Q. We disclaim any intent or obligation to update any forward-looking statements after the date of this quarterly report to conform such statements to actual results or to changes in our opinions or expectations. These forward-looking statements are affected by risks, uncertainties and assumptions that we make, including, among other things, the factors that are described in “Item No. 1A - Risk Factors” in our 2005 Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on October 4, 2006, as the same may be updated or amended in our quarterly reports on Form 10-Q.

Item 1. Financial Statements

The following condensed consolidated financial statements of the Registrant are attached to this Form 10-Q:

1.  Interim Balance Sheet as at September 30, 2006 (unaudited) and Balance Sheet as at December 31, 2005;

2.  Interim Statements of Operations (unaudited) for the three and nine months ended September 30, 2006 and September 30, 2005;

3.  Interim Statements of Cash Flows (unaudited) for the nine months ended September 30, 2006 and September 30, 2005 (restated);

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

Results of Operations

Net Sales. For the three months ended September 30, 2006, net sales were $8,603,000 compared to net sales of $6,034,000 for the same period of 2005, an increase of 42.6%. For the quarters ended September 30, 2006 and 2005, net sales by product category were as follows:

	Three Months Ended
	September 30, 2006		September 30, 2005
	$	% of	$	% of
Product Category	(000) Omitted	Net Sales	(000) Omitted	Net Sales

Metalized Balloons	4,120	48%	2,035	34%

Films	2,066	24%	1,582	26%

Pouches	698	8%	1,099	18%

Latex Balloons	1,641	19%	1,145	19%

Helium/Other	78	1%	173	3%

For the nine months ended September 30, 2006, net sales were $25,756,000 compared to net sales of $22,710,000 for the nine months ended September 30, 2005, an increase of 13.4%. For the nine months ended September 30, 2006 and 2005, net sales by product category were as follows:

	Nine Months Ended
	September 30, 2006		September 30, 2005
	$	% of	$	% of
Product Category	(000) Omitted	Net Sales	(000) Omitted	Net Sales

Metalized Balloons	12,378	48%	8,670	38%

Films	5,948	23%	6,256	28%

Pouches	2,582	11%	3,353	15%

Latex Balloons	4,295	15%	3,693	16%

Helium/Other	553	3%	738	3%

The increase in net sales for the three months ended September 30, 2006 compared to the same period of 2005 is attributable principally to our increase in sales of metalized balloons from $2,035,000 in the third quarter of 2005 to $4,120,000 in the third quarter of 2006. For the first nine months of the year, sales of metalized balloons increased from $8,670,000 for that period last year to $12,378,000 in 2006, an increase of $3,708,000 or 42.8%. This increase in net sales of metalized balloons includes increased sales to a major customer as well as several chain retail accounts.

During the first nine months of 2006 compared to the same period last year, sales of laminated films declined by 4.9% representing a decline in sales to customers other than our principal films customer, Rapak, L.L.C. (“Rapak”) (related party prior to 3rd quarter 2006). On April 28, 2006, we entered into a License Agreement with Rapak under which we granted a worldwide, irrevocable license to Rapak under a patent relating to textured film and pouches utilizing such film which was issued during 2006 and will expire in January of 2027. The term of the license is for the entire term of the patent. The License Agreement also amends our existing Supply Agreement with Rapak, entered into on December 20, 2002, under which we supply textured film to Rapak for use by them in the production of pouches. The License Agreement extends the term of the Supply Agreement until October 31, 2008; the Supply Agreement is automatically renewed thereafter for successive one-year terms unless terminated by either party. We have supplied textured film to Rapak for several years and will continue to supply textured film to Rapak under the License Agreement and the Supply Agreement as amended. For the nine months ended September 30, 2005, our net sales of film to Rapak were $6,860,000, representing 24% of our total net sales for 2005. During the first nine months of 2006, our net sales of film to Rapak were $5,294,000, representing 20.6% of our total net sales for that period.

Sales of pouches declined from $3,353,000 in the first nine months of 2005 to $2,582,000 or 23% in the first nine months of 2006. This decline reflects a reduction for those periods in sales to our principal customer for pouches, ITW Spacebag, a division of Illinois Tool Works, Inc. (“ITW”).

In March 2006, we entered into a four-year agreement with ITW under which we will supply all of their requirements in North America for certain of their pouches which they market under the name Space Bag® and also are to supply their requirements of film for certain of the pouches which they produce, if pricing for the film is competitive. We have supplied ITW with certain pouches for several years. During 2005, ITW was our largest customer for pouches, accounting for total net sales of $3,889,000, which represented 13.3% of our total net sales. During the three months ended September 30, 2006, our net sales of pouches to ITW were $591,000 representing 6.9% of our total net sales. During the first nine months of 2006, our net sales of pouches to ITW were $2,158,000, representing 8.4% of our total net sales.

For the nine-month period ended September 30, 2006 sales of latex balloons increased to $4,295,000 compared to sales of $3,693,000 for the same period of 2005, an increase of 16.3% principally due to a new customer of our Mexican affiliate.

The decline in other sales is due to a decrease in helium sales. Since 1998, the Company has engaged in arranging for the supply of helium to certain customers. During 2005, the Company stopped supplying helium to one customer, which accounts for most of the reduction in helium sales.

Sales to a limited number of customers continue to represent a large percentage of our net sales. The table below illustrates the impact on sales of our top two and ten customers for the three and nine months ended September 30, 2006 and 2005.

	Three Months Ended		Nine Months Ended
	% of Net Sales		% of Net Sales
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005

Top 2 customers	46.5%	38.3%	42.9%	38.9%

Top 10 Customers	63.4%	58.4%	60.3%	61.5%

During the nine months ended September 30, 2006, there were two customers whose purchases represented more than 10% of the Company’s sales. The sales to each of these customers for the nine months ended September 30, 2006 were $5,755,000 or 22.3% of net sales and $5,294,000 or 20.6% of net sales, respectively. In the same period of 2005, net sales for these same customers were $2,454,000 or 10.8% and $5,610,000 or 24.7%, respectively. During the three months ended September 30, 2006, there were two customers whose purchases represented more than 10% of the Company’s sales. The sales to each of these customers for the three months ended September 30, 2006 were $2,064,000 or 24.0% and $1,939,000 or 22.5% of net sales, respectively. Sales to these same customers in the same period of 2005 were $484,000 or 8.0% and $1,247,000 or 20.7% of net sales, respectively. For the quarter ended September 30, 2006, the total amount owed by these customers was $1,094,000 and $1,061,000, respectively. The balances owed at September 30, 2005 were $234,000 and $638,000, respectively.

Cost of Sales. During the three months ended September 30, 2006, cost of sales represented 73.8% of net sales compared to 79.4% for the third quarter of 2005. For the nine months ended September 30, 2006, the cost of sales represented 75.1% of net sales compared to 79.3% for the same period of 2005. This improvement in gross margin has resulted principally from a change in the mix of products sold and from increased unit production during 2006 to date compared to the same period of 2005.

General and Administrative. For the three months ended September 30, 2006, general and administrative expenses were $1,216,000 or 14.1% of net sales, compared to $987,000 or 16.4% of net sales for the same period in 2005. For the nine months ended September 30, 2006, general and administrative expenses were $3,321,000 or 12.9% of net sales, compared to $3,027,000 or 13.3% for the same period of 2005. The increase in general and administrative expenses during the third quarter of 2006, compared to the same period of the prior year was caused by an increase in auditing , consulting and salary expense due to additional staff.

Selling. For the three months ended September 30, 2006, selling expenses were $213,000 or 2.5% of net sales for the quarter, compared to $247,000 or 4.0% of net sales for the same three months of 2005. For the nine months ended September 30, 2006, selling expenses were $624,000 or 2.4% of net sales for that period, compared to $796,000 or 3.5% of net sales for the same period of 2005. The decrease in selling expense is attributable to reductions in salary and royalty expenses in the metalized balloon product line, and reallocation of some personnel expenses to marketing.

Advertising and Marketing. For the three months ended September 30, 2006, advertising and marketing expenses were $361,000 or 4.2% of net sales for the period, compared to $166,000 or 2.8% of net sales for the same period of 2005. For the first nine months of 2006, advertising and marketing expenses were $846,000 or 3.3% of net sales for that period, compared to $602,000 or 2.7% for the same period of 2005. The change in advertising and marketing expenses during these periods of 2006 compared to the same periods of 2005 resulted from a reallocation of certain personnel expenses from sales to marketing and an increase in rebates.

Loss on Sale of Assets. During the three months ended September 30, 2006, the Company incurred a loss on the disposal of fixed assets amounting to $142,000 in two of our Mexican subsidiaries.

Other Operating Income. During the three months ended September 30, 2006, the Company recorded other operating income arising from the settlement of items recorded as obligations of one of our Mexican subsidiaries, and the determination that certain items recorded as tax obligations are not due or payable, in the aggregate amount of $460,000. These items of other income are not recurring.

Net Interest Expense. For the three months ended September 30, 2006, the Company recorded net interest expense of $514,000 compared to $281,000 for the same period of 2005. For the nine months ended September 30, 2006, the company incurred net interest expense of $1,297,000, compared to $868,000 during the same period of 2005. The increase in expense between the periods reflects (i) a higher rate of interest payable on outstanding loan balances and (ii) increased levels of borrowing.

Foreign Currency Transaction Gain (Loss). During the three months ended September 30, 2006, the Company had currency transaction gains of $64,000 compared to currency transaction losses of $(4,000) . During the nine months ended September 30, 2006, the Company had currency transaction gains of $154,000 compared to currency transaction gains during the same period of 2005 in the amount of $217,000.

Income Taxes. For the three months ended September 30, 2006, the provision for income taxes was $12,000 all of which related to provision for income taxes in the United Kingdom for CTI Balloons, Ltd, the Company’s subsidiary in the United Kingdom. For the same period of 2005, the Company recorded a net income tax benefit of $26,000 , of which $37,000 was attributable to a loss in our Mexican entities offset by an income tax expense of $11,000 attributable to earnings generated in the United Kingdom. For the nine months ended September 30, 2006, the provision for income taxes was $59,000, of which $45,000 is related to provision for income taxes in the United Kingdom for CTI Balloons, Ltd, the Company’s subsidiary in the United Kingdom. The remaining $ 14,000 was from the Company’s Mexican subsidiaries.. For the same period of 2005, the Company recorded a net income tax expense of $8,000, of which a $68,000 tax expense was related to income taxes in the United Kingdom, offset by an income tax benefit of $60,000 attributable to losses in our Mexican subsidiaries.

Net Income (Loss). For the three months ended September 30, 2006, the Company had net income of $315,000 or $0.15 per share basic and diluted, compared to a net loss for the same period in 2005 of $(416,000) or $(0.21) per share (basic and diluted). For the nine months ended September 30, 2006, the Company had net income of $741,000 or $0.36 per share basic and $0.34 per share diluted, compared to a net loss of $(385,000) or ($0.20) per share (basic and diluted) for the same period of 2005. The improvement in net income for the year to date in 2006 compared to the same periods of 2005 is attributable principally to the improvement in our gross margins compared to the same periods of 2005 and also to the recognition of other operating income derived from the settlement of certain obligations of two Mexican subsidiaries.

Financial Condition, Liquidity and Capital Resources

Cash Flow Items

Operating Activities. During the nine months ended September 30, 2006, net cash used in operations was $1,434,000, compared to net cash provided by operations during the same period in 2005 of $3,417,000.

Significant changes in working capital items during the nine months ended September 30, 2006 consisted of (i) an increase in accounts receivable of $1,347,000, (ii) an increase in inventories of $1,265,000, (iii) depreciation in the amount of $1,073,000, (iv) a decrease in trade payables of $1,288,000, and (v) an increase in accrued liabilities of $114,000. The increase in receivables is the result of increased sales levels compared to the first nine months of 2005. We do anticipate some reduction in inventories during the fourth quarter of 2006, but we do not anticipate other significant changes in working capital items during the balance of 2006.

Investment Activities. During the nine months ended September 30, 2006, cash used in investing activities was $330,000 compared to $289,000 in the same period of 2005. We do anticipate incurring additional capital expenditures during the balance of 2006 for improvements and for the acquisition of production equipment.

Financing Activities. For the nine months ended September 30, 2006, cash provided by financing activities was $1,763,000 compared to cash used in financing activities for the same period of 2005 in the amount of $3,427,000. Cash provided by financing activities consisted principally of the proceeds of long-term loans from the Company’s new banking facility and loans from principal shareholders on February 1, 2006.

Liquidity and Capital Resources. At September 30, 2006, the Company had a cash balance of $320,000. At September 30, 2006, the Company had a working capital balance of $858,000 compared to a working capital deficit of $ 2,426,000 at December 31, 2005.

The Company's current cash management strategy includes utilizing the Company's revolving line of credit for liquidity. Under our line of credit with Charter One Bank, we are entitled to borrow an amount equal to 85% of eligible receivables and 60% of eligible inventory, up to a maximum of $6,500,000. Foreign receivables and inventory held by our foreign subsidiaries are not eligible. In addition, in order to be permitted to make advances under the line of credit, we are required to meet various financial covenants, as set forth below. As of September 30, 2006, we had complied with all applicable financial covenants in the loan agreement. Based on our results to date for the year and our projected results of operations for the balance of this year, we believe we will be in compliance with all applicable financial covenants of the loan agreement for the balance of 2006. Further, we believe that with our present cash and working capital and the amounts available to us under our line of credit, we will have sufficient funds to enable us to meet our obligations during the ensuing twelve months.

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

Certain terms of the loan agreement include:

•	Restrictive Covenants: The Loan Agreement includes several restrictive covenants under which we are prohibited from, or restricted in our ability to:
•	Borrow money;
•	Pay dividends and make distributions;
•	Issue stock
•	Make certain investments;
•	Use assets as security in other transactions;
•	Create liens;
•	Enter into affiliate transactions;
•	Merge or consolidate; or
•	Transfer and sell assets
•	Financial Covenants: The loan agreement includes a series of financial covenants we are required to meet including:
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
•
We are required to maintain a level of EBITDA to fixed charges determined at the end of each fiscal quarter commencing on June 30, 2006 for computation periods provided in the agreement of 1.15 to 1.00

The loan agreement provides for interest at varying rates in excess of the Bank’s prime rate, depending on the level of senior debt to EBITDA over time. The initial interest rate under the loan was prime plus 1.5% per annum. As the Loan Agreement was amended, on a quarterly basis, commencing with the quarter ended June 30, 2006, this ratio is measured and the interest rate changed in accordance with the table below:

When Senior Debt to Equity is:	The Premium to the Prime Rate is:
Greater or equal to 4.5 to 1.0	1.00%
Between 4.5 to 1 and 4.0 to 1	0.75%
Between 4.0 to 1 and 3.5 to 1	0.50%
Between 3.5 to 1 and 2.75 to 1	0.25%
Less than 2.75 to 1	0.00%

As of  September 30, 2006, the applicable premium being applied was 0.50%.

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

Seasonality

In recent years, sales in the metalized balloon product line have historically been seasonal with approximately 45% occurring in the period from December through March and 21% being generated in the period July through October . The sale of latex balloons and laminated film products have not historically been seasonal, and as sales in these products lines have increased as a percentage of total sales, the seasonality of the Company's total net sales has decreased.

Critical Accounting Policies

A summary of our critical accounting policies and estimates is presented on pages 38 - 40 of our 2005 Annual Report on Form 10-K/A, as filed with the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk

The Company is exposed to various market risks, primarily foreign currency risks and interest rate risks.

The Company’s earnings are affected by changes in interest rates as a result of variable rate indebtedness (excluding the portion of our mortgage and term loans covered by our interest rate swap agreement -this swap agreement is subject to fair value adjustments). If market interest rates for our variable rate indebtedness average 1% more than the interest rate actually paid for the three months ending September 30, 2006 and 2005, our interest rate expense would have increased, and income after income taxes would have decreased by $14,000 and $9,500 for these periods, respectively. If market interest rates for our variable rate indebtedness average 1% more than the interest rate actually paid for the nine months ending September 30, 2006 and 2005, our interest rate expense would have increased, and income after income taxes would have decreased by $41,000 and $37,000 for these periods, respectively. These amounts are determined by considering the impact of the hypothetical interest rates on our borrowings. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to reduce our exposure to such change. However, due to the uncertainty of the specific actions we would take and their possible effects, the sensitivity analysis assumes no change in our financial structure.

The Company’s earnings and cash flows are subject to fluctuations due to changes in foreign currency rates, particularly the Mexican peso and the British pound, as the Company produces and sells products in Mexico for sale in the United States and other countries and the Company’s UK subsidiary purchases balloon products from the Company in dollars. Also, one of the Mexican subsidiaries purchases goods from external sources in U.S. dollars and is affected by currency fluctuations in those transactions. Substantially all of the Company’s purchases and sales of goods for its operations in the United States are done in U.S. dollars. However, the Company’s level of sales in other countries may be affected by currency fluctuations. As a result, exchange rate fluctuations may have an effect on sales and gross margins. Accounting practices require that the Company’s results from operations be converted to U.S. dollars for reporting purposes. Consequently, the reported earnings of the Company in future periods may be affected by fluctuations in currency exchange rates, generally increasing with a weaker U.S. dollar and decreasing with a strengthening U.S. dollar. To date, we have not entered into any transactions to hedge against currency fluctuation results.

We have performed a sensitivity analysis as of September 30, 2006 that measures the change in the results of our foreign operations arising from a hypothetical 10% adverse movement in the exchange rate of all of the currencies the Company presently has operations in. Using the results of operations for the three months ending September 30, 2006 and 2005, for the Company’s foreign operations as a basis for comparison, an adverse movement of 10% would create a potential reduction in the Company’s net income, or increase its net loss before taxes, in the amount of $33,000 and $20,000 for each of those periods, respectively. Using the results of operations for the nine months ending September 30, 2006 and 2005, for the Company’s foreign operations as a basis for comparison, an adverse movement of 10% would create a potential reduction in the Company’s net income, or increase its net loss before taxes, in the amount of $49,000 and $60,000 for each of those periods, respectively.

The Company is also exposed to market risk in changes in commodity prices in some of the raw materials it purchases for its manufacturing needs. However, we do not believe this presents a risk that would have a material effect on the Company’s results of operations or financial condition.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures: Our principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2006. Based on such review and evaluation, our chief executive officer and chief financial officer have concluded that, as of such date, our disclosure controls and procedures were adequate and effective to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended (a) is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and (b) is accumulated and communicated to the Company’s management, including the officers, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

There have been material changes from the risk factors as disclosed in the Company’s Form 10-K/A for 2005 in response to Item 1A to Part I of Form 10-K/A, with respect to the following items:

We Have Limited Financial Resources That May Adversely Affect Our Ability To Invest In Productive Assets, Marketing, New Products And New Developments

Our working capital is limited. As of September 30, 2006, our current assets exceeded our current liabilities by $858,000. Further, under our loan agreement with our principal lender, we are required to maintain a designated ratio between EBITDA to fixed charges. This covenant restricts the amount of unfunded capital expenditures we can make. As a result, we may be unable to fund capital investments, working capital needs, marketing and sales programs, research and development, patent or copyright licenses or other items which we would like to acquire or pursue in accordance with our business strategies. The inability to pursue any of these items may adversely affect our competitive position, our business, financial condition or prospects.

A High Percentage Of Our Sales Are To A Limited Number Of Customers And The Loss Of Any One (1) Or More Of Those Customers Could Adversely Affect Our Results Of Operation, Cash Flow And Financial Condition

For the year ended December 31, 2005, our sales to our top ten customers represented 62.9% of our net sales and our sales to our top three customers represented 50.5% of our net sales. For the nine months ended September 30, 2006, our sales to our top ten customers represented 60.3% of our net sales and our sales to our top three customers represented 51.3% of our net sales. Generally, we do not have long term contracts with our customers. The loss of any of our principal customers, or a significant reduction in the amount of our sales to any of them, would have a material adverse effect on our business and financial condition.

In March 2006, we entered into a four-year agreement with Illinois Tool Works, Inc. (“ITW”), one of our top three customers, to provide (i) all of their requirements for a certain kind of pouch and (ii) all of their requirements, subject to competitive pricing, for film for their use in the production of certain pouches. In April 2006, we entered into a license agreement with Rapak L.L.C. (“Rapak”), also one of our top two customers, granting to Rapak a license under a patent related to textured film and pouches, and extending the term of an existing supply agreement with Rapak to October 31, 2008.

We Have A High Level Of Debt Relative To Our Equity, Which Reduces Cash Available For Our Business And Which May Adversely Affect Our Ability To Obtain Additional Funds And Increase Our Vulnerability To Economic Or Business Turndowns

We have a substantial amount of debt in relation to our shareholders’ equity. As of September 30, 2006, we had $20,929,000 of debt outstanding and $3,975,000 in shareholders equity. These circumstances could have important adverse consequences for our Company. For example, they could:

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

In addition, our credit facility also requires us to meet certain financial tests, including , (i) maintaining tangible net worth in excess of $3,500,000, (ii) maintaining specified ratios of senior debt to EBITDA and (iii) maintaining a ratio of EBITDA to fixed charges. These restrictive covenants may limit our ability to expand or pursue our business strategies, by restricting, among other things, our ability to fund capital investments, working capital needs, marketing and sales programs, research and development, patent or copyright licenses or other items which we would like to acquire or pursue in accordance with our business strategies. The inability to pursue any of these items may adversely affect our competitive position, our business, financial condition or prospects.

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

10.11	First Amendment to Loan and Security Agreement between Charter One Bank and the Company dated February 1, 2006

31.1	Sarbanes-Oxley Act Section 302 Certifications for Howard W. Schwan

31.2	Sarbanes-Oxley Act Section 302 Certification for Stephen M. Merrick

32.1	Sarbanes-Oxley Act Section 906 Certification for Stephen M. Merrick, Chief Financial Officer

32.2	Sarbanes-Oxley Act Section 906 Certification for Howard W. Schwan, Chief Executive Officer

* Also incorporated by reference the Exhibits filed as part of the SB-2 Registration Statement of the Registrant, effective November 5, 1997, and subsequent periodic filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 17, 2006	CTI INDUSTRIES CORPORATION

	By:	/s/ Howard W. Schwan
Howard W. Schwan, President
CTI Industries Corporation

By:	/s/ Stephen M. Merrick
Stephen M. Merrick
Executive Vice President and Chief Financial Officer CTI Industries Corporation

CTI Industries Corporation and Subsidiaries
Consolidated Balance Sheets

	September 30, 2006	December 31, 2005
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$320,471	$261,982
Accounts receivable, (less allowance for doubtful accounts of $176,000 and $80,000 respectively)	5,550,133	4,343,671
Inventories, net	8,026,935	7,022,569
Prepaid expenses and other current assets	661,994	707,082

Total current assets	14,559,533	12,335,304

Property, plant and equipment:
Machinery and equipment	18,638,031	18,869,276
Building	2,612,166	2,602,922
Office furniture and equipment	2,025,800	2,010,557
Land	250,000	250,000
Leasehold improvements	455,305	510,134
Fixtures and equipment at customer locations	2,330,483	2,330,483
Projects under construction	288,543	130,994
	26,600,328	26,704,366
Less : accumulated depreciation and amortization	(17,921,337)	(17,087,622)

Total property,plant and equipment, net	8,678,991	9,616,744

Other assets:
Deferred financing costs, net	228,217	74,396
Goodwill	989,108	989,108
Net deferred income tax asset	293,359	352,689
Other assets	169,744	167,809

Total other assets	1,680,428	1,584,002

TOTAL ASSETS	24,918,952	23,536,050
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Checks written in excess of bank balance	112,230	500,039
Trade payables	3,443,538	4,717,733
Line of credit	5,682,398	5,050,753
Notes payable - current portion	1,004,713	1,329,852
Notes payable - officers, current portion, net of debt discount	2,149,869	2,237,292
Accrued liabilities	1,308,566	925,719

Total current liabilities	13,701,314	14,761,388

Long-term liabilities:
Other liabilities (related parties $1,173,000 and $1,056,000)	1,363,491	1,644,339
Notes payable	5,160,115	4,394,390
Notes payable - officers, subordinated, net of debt discount	704,476	0
Total long-term liabilities	7,228,082	6,038,729
Minority interest	14,268	10,091
Stockholders' equity:
Preferred Stock -- no par value 2,000,000 shares authorized
0 shares issued and outstanding	0	0
Common stock - no par value, 5,000,000 shares authorized,
2,400,392 and 2,268,269 shares issued, 2,130,192 and
2,036,474 shares outstanding, respectively	3,764,020	3,764,020
Class B Common stock - no par value, 500,000 shares authorized,
0 shares issued and outstanding
Paid-in-capital	6,072,098	5,869,828
Warrants issued in connection with subordinated debt and bank debt	1,038,487	595,174
Accumulated deficit	(5,599,715)	(6,340,646)
Accumulated other comprehensive earnings	(241,820)	(223,420)
Less:
Treasury stock - 270,200 and 231,796 shares, respectively	(1,057,782)	(939,114)

Total stockholders' equity	3,975,288	2,725,842

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$24,918,952	$23,536,050

See accompanying notes to condensed consolidated unaudited statements

CTI Industries Corporation and Subsidiaries
Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net Sales	$8,602,733	$6,033,831	$25,755,891	$22,709,784

Cost of Sales	6,349,870	4,791,645	19,352,602	18,010,651

Gross profit	2,252,863	1,242,186	6,403,289	4,699,133

Operating expenses:
General and administrative	1,216,107	987,069	3,325,537	3,027,127
Selling	213,414	246,623	624,332	795,789
Advertising and marketing	360,598	165,738	846,231	602,346
Loss on sale of asset	141,977		141,977	-
Other (income)	(460,295)		(460,295)	-

Total operating expenses	1,471,801	1,399,430	4,477,782	4,425,262

Income (loss) from operations	781,062	(157,244)	1,925,507	273,871

Other income (expense):
Interest expense	(520,747)	(281,047)	(1,296,977)	(868,154)
Interest income	6,282	-	20,463	-
Foreign currency gain (loss)	63,828	(3,798)	154,382	216,853

Total other (expense)	(450,637)	(284,845)	(1,122,132)	(651,301)

Income (loss) before income taxes and minority interest	330,425	(442,089)	803,375	(377,430)

Income tax expense (benefit)	11,719	(25,544)	59,330	8,168

Income (loss) before minority interest	318,706	(416,545)	744,045	(385,598)

Minority interest in income (loss) of subsidiary	3,242	(278)	3,114	(203)

Net income (loss)	$315,464	$(416,267)	$740,931	$(385,395)

Income (loss) applicable to common shares	$315,464	$(416,267)	$740,931	$(385,395)

Basic income (loss) per common share	$0.15	$(0.21)	$0.36	$(0.20)

Diluted income (loss) per common share	$0.15	$(0.21)	$0.34	$(0.20)

Weighted average number of shares and equivalent shares of common stock outstanding:
Basic	2,055,553	1,963,615	2,071,199	1,957,283

Diluted	2,129,658	1,963,615	2,156,025	1,957,283

See accompanying notes to condensed consolidated unaudited statements

CTI Industries Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2006	2005
		Restated
Cash flows from operating activities:
Net income (loss)	$740,931	$(385,395)
Adjustment to reconcile net income to cash
(used in) provided by operating activities:
Depreciation and amortization	1,072,851	1,101,299
Amortization of debt discount	78,030	30,558
Minority interest in loss of subsidiary	3,114	(203)
Provision for losses on accounts receivable	118,299	100,000
Provision for losses on inventories	123,937	150,000
Deferred income taxes	59,330	8,168
Loss on disposition of assets	141,977	0
Change in assets and liabilities:
Accounts receivable	(1,347,195)	2,032,456
Inventories	(1,265,918)	1,175,677
Prepaid expenses and other assets	39,559	359,853
Trade payables	(1,288,396)	(521,937)
Accrued liabilities	89,637	(633,000)

Net cash (used in) provided by operating activities	(1,433,844)	3,417,476

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	26,690	0
Purchases of property, plant and equipment	(356,964)	(289,001)

Net cash used in investing activities	(330,274)	(289,001)

Cash flows from financing activities:
Checks written in excess of bank balance	(386,583)	(185,351)
Net change in revolving line of credit	655,086	(2,485,563)
Proceeds from issuance of long-term debt and warrants
(received from related party $1,000,000 in 2006)	2,833,067	153,498
Repayment of long-term debt (related parties $ 15,000 and $ 45,000)	(1,168,920)	(962,723)
Proceeds from exercise of warrants and options	83,604	53,500
Cash paid for deferred financing fees	(253,332)	0

Net cash provided by (used in) financing activities	1,762,922	(3,426,639)

Effect of exchange rate changes on cash	59,685	(25,702)

Net increase (decrease) in cash	58,489	(323,866)

Cash at beginning of period	261,982	526,469

Cash and cash equivalents at end of period	$320,471	$202,603

Supplemental disclosure of cash flow information:
Cash payments for interest	$872,487	$896,945

Cash payments for taxes	$80,508	$86,120

Supplemental Disclosure of non-cash activity
Stock issued to select consultants in lieu of cash	$-	$200,916

See accompanying notes to condensed consolidated unaudited statements

CTI Industries Corporation and Subsidiaries
Consolidated Earnings per Share

	Quarter Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Basic
Average shares outstanding:
Weighted average number of shares of
common stock outstanding during the
period	2,055,553	1,963,615	2,071,199	1,957,283

Net income :
Net income (loss)	$315,464	$(416,267)	$740,931	$(385,395)

Amount for per share computation	$315,464	$(416,267)	$740,931	$(385,395)

Per share amount	$0.15	$(0.21)	$0.36	$(0.20)

Diluted
Average shares outstanding:
Weighted average number of shares of
common stock outstanding during the
period	2,055,553	1,963,615	2,071,199	1,957,283
Net additional shares assuming stock
options and warrants exercised and
proceeds used to purchase treasury
stock	74,105	-	84,826	-
Weighted average number of shares and
equivalent shares of common stock
outstanding during the period	2,129,658	1,963,615	2,156,025	1,957,283

Net income:
Net income (loss)	$315,464	$(416,267)	$740,931	$(385,395)

Amount for per share computation	$315,464	$(416,267)	$740,931	$(385,395)

Per share amount	$0.15	$(0.21)	$0.34	$(0.20)

See accompanying notes to condensed consolidated unaudited statements

CTI Industries Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 - Basis of Presentation

The accompanying financial statements are unaudited but in the opinion of management contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the financial position and the results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K/A for the fiscal year ended December 31, 2005.

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

Use of estimates:

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the amounts reported of the assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the reporting period in the financial statements and accompanying notes. Actual results may differ from those estimates. The company’s significant estimates include reserves for doubtful accounts, reserves for the lower of cost or market of inventory, valuation of deferred tax assets and recovery value of goodwill.

Note 2 - Legal Proceedings

The Company is party to certain lawsuits or claims arising in the normal course of business. The ultimate outcome of these matters is unknown but, in the opinion of management, the settlement of these matters is not expected to have a material effect on the future financial position, cash flow or results of operations of the Company.

Note 3 - Comprehensive Income (Loss)

Other comprehensive income (loss) comprised of income (loss) from foreign currency translation amounted to ($52,142) and ($11,982) for the three months ending September 30, 2006 and 2005, respectively, and ($18,422) and ($102,233) for the nine months ended on such dates.

Note 4 - Stock-Based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123(R)”). Prior to the adoption of SFAS 123(R), the Company had adopted the disclosure-only provisions of SFAS 123 and accounted for employee stock-based compensation under the intrinsic value method, and no expense related to stock options was recognized. Under this method, the Company’s consolidated financial statements as of and for the three and nine months ended September 30, 2006 reflect the impact of SFAS 123(R), while the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). SFAS 123(R) amends SFAS No. 95, “Statement of Cash Flows,” to require that excess tax benefits be reported as a financing cash flow rather than as an operating cash flow. Adoption of SFAS 123(R) did not have a material impact on the consolidated statements of cash flows for the three or nine months ended September 30, 2006.

The Company sponsors a number of stock option plans allowing for incentive stock options to be granted to employees and eligible directors. The Plan provides that shares may be issued at an option price not less than the fair market value of the stock at the time the option is granted. The Plans expire 10 years after all of the options in the plan have been issued. In 2005, the Company issued grants of 79,000 shares. The 2005 option grants were issued with an exercise price equal to the fair value of the shares at the time of grant and were fully vested in the year of grant. Accordingly, no stock-based compensation expense has been recognized relating to the 2005 option grants. As of September 30, 2006, 26,714 shares remain available for grant under the 2001 Plan and 22,406 under the 2002 Plan.

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

There were no options granted during the nine months ended September 30, 2006.

A summary of the Company’s stock option activity and related information for the nine months ended September 30, 2006 follows:

	September 30,2006	Weighted Avg.Exercise Price
Outstanding and
exercisable,
beginning of period	361,405	$3.36
Granted	0
Exercised	9,572	2.39
Cancelled	0
Outstanding and
exercisable at the
end of period	351,833	$3.39

Options outstanding as of September 30, 2006:

	Outstanding	Exercisable	Exercise Price	Remaining Life (Years)
September 1997	32,144	32,144	$6.30	1.0
September 1998	62,303	62,303	$6.64	2.0
September 1998	11,907	11,907	$2.10	2.0
March 2000	53,572	53,572	$1.89	3.5
December 2001	44,048	44,048	$1.47	5.3
April 2002	11,905	11,905	$2.10	1.7
October 2002	55,954	55,954	$2.36	6.1
December 2003	5,000	5,000	$2.29	7.3
December 2005	75,000	75,000	$2.88	9.3
Total	351,833	351,833

Note 5 - Inventories, Net

	September 30, 2006	December 31, 2005
Raw Materials	$1,383,346	$1,316,885
Work in process	818,501	730,752
Finished goods	6,183,656	5,229,677
Allowance, excess quantities	(358,568)	(254,745)
Inventories, net	$8,026,935	$7,022,569

Note 6 - Geographic Segment Data

The Company has determined that it operates primarily in one business segment which designs, manufactures and distributes film products for use in packaging and novelty balloon products. The Company operates in foreign and domestic regions. Information about the Company's operations by geographic areas is as follows.

	Net Sales For the Three Months Ended September 30		Net Sales For the Nine Months Ended September 30
	2006	2005	2006	2005
United States	$6,726,000	$4,507,000	$19,926,000	$17,766,000
Mexico	1,175,000	932,000	3,565,000	2,906,000
United Kingdom	702,000	595,000	2,265,000	2,038,000
	$8,603,000	$6,034,000	$25,756,000	$22,710,000

	Total Assets at
	September 30,	December 31,
	2006	2005
United States	$23,146,000	$21,343,000
Mexico	5,146,000	4,818,000
United Kingdom	2,630,000	2,122,000
Eliminations	(6,003,000)	(4,747,000)
	$24,919,000	$23,536,000

Note 7 - Concentration of Credit Risk

Concentration of credit risk with respect to trade accounts receivable is generally limited due to the number of entities comprising the Company's customer base. The Company performs ongoing credit evaluations and provides an allowance for potential credit losses against the portion of accounts receivable which is estimated to be uncollectable. Such losses have historically been within management's expectations. During the nine months ended September 30, 2006, there were two customers whose purchases represented more than 10% of the Company’s sales. The sales to each of these customers for the nine months ended September 30, 2006 were $5,755,000 or 22.3% of net sales for the period and $5,294,000 or 20.6% of net sales respectively. In the same period of 2005 net sales for these customers were $2,454,000 or 14.7% and $5,610,000 or 33.6% respectively. During the three months ended September 30, 2006, there were two customers whose purchases represented more than 10% of the Company’s sales. The sales to each of these customers for the three months ended September 30, 2006 were $2,064,000 or 24.0% and $1,939,000 or 22.5% of net sales, respectively. Sales to these customers in the same period of 2005 were $484,000 or 6.4% and $1,247,000 or 16.5% of net sales, respectively. As of September 30, 2006, the amount owed by each of the top two customers represented 19.8% and 19.2% of accounts receivable, respectively. As of September 30, 2005, the amount owed by each of these same two customers represented 5.8% and 15.9% of accounts receivable, respectively.

Note 8 - Cash and Cash Equivalents Concentration

As of September 30, 2006, the Company had cash and cash equivalents deposits at one financial institution that exceeded FDIC limits by $342,000.

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

The loan agreement provides for interest at varying rates in excess of the Bank’s prime rate, depending on the level of senior debt to EBITDA over time. The initial interest rate under the loan is prime plus 1.5% per annum. As amended by the June 28, 2006 amendment, on a quarterly basis, commencing with the quarter ended June 30, 2006, this ratio will be measured and the interest rate charged in accordance to the table below.

When Senior Debt to Equity is:	The Premium to the Prime Rate is:
Greater or equal to 4.5 to 1.0	1.00%
Between 4.5 to 1 and 4.0 to 1	0.75%
Between 4.0 to 1 and 3.5 to 1	0.50%
Between 3.5 to 1 and 2.75 to 1	0.25%
Less than 2.75 to 1	0.0%

As of September 30, 2006, the applicable premium being applied was 0.50%.

Also, under the loan agreement, we are required to purchase a swap agreement with respect to at least 60% of the mortgage and term loan portions of our loan. On April 6, we entered into a swap arrangement with Charter One Bank with respect to 60% of the principal amounts of the mortgage loan and the term loan, which had the effect of fixing the interest rate for such portions of the loans for the balance of the loan terms. This swap agreement is subject to fair value adjustments.

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

Note 9 - Related Party Transactions

Stephen M. Merrick, Executive Vice President, Secretary and a Director of the Company, is of counsel to the law firm of Vanasco Genelly and Miller PC which provides legal services to the Company. Legal fees incurred by the Company with this firm for the three months ended September 30, 2006 and 2005 were $21,000 and $32,000, respectively. Legal fees incurred during the nine months ended September 30, 2006 and 2005 were $57,000 and $78,000, respectively. Also, the Company paid Mr. Merrick $21,000 for consulting services in the three months ended September 30, 2006. During the same period of 2005, the company paid Mr. Merrick $12,000 for services. For the nine months ended September 30, 2006 and 2005, the company paid Mr. Merrick $42,000 and $24,000, respectively.

John Schwan is a principal of Shamrock Packaging and affiliated companies. The Company made purchases from Shamrock of approximately $52,000 during the three months ended September 30, 2006 and $108,000 during the three months ended September 30, 2005. The Company made purchases from Shamrock of approximately $184,000 during the nine months ended September 30, 2006 and $219,000 during the nine months ended September 30, 2005.

John Schwan was an officer of an affiliate of Rapak L.L.C. Rapak purchased $1,939,000 of products from the Company during the three months ended September 30, 2006 and $1,247,000 during the three months ended September 30, 2005. Rapak purchased $5,294,000 of products from the Company during the nine months ended September 30, 2006 and $5,610,000 during the nine months ended September 30, 2005. Also, the Company paid Mr. Schwan $15,000 for services during the three months ended September 30, 2006 and $6,000 during the three months ended September 30, 2005. The Company paid Mr. Schwan $45,000 for consulting services during the nine months ended September 30, 2006 and $18,000 during the nine months ended September 30, 2005.

Interest payments have been made to John H. Schwan and Stephen M. Merrick for loans made to the Company. These interest payments for the three months ended September 30, 2006 totaled $49,000 and $24,000 respectively. In 2005, for the three months ending September 30, 2005, the amounts were $37,000 and $12,000, respectively. These interest payments for the nine months ending September 30, 2006 totaled $89,000 and $40,000 respectively. For the nine months ending September 30, 2005, the amounts were $81,000 and $38,000, respectively.

On February 1, 2006, Mr. Schwan and Mr. Merrick advanced $500,000 each to the Company in exchange for (a) five year promissory notes bearing interest at 2% over the prime rate determined quarterly and (b) five year warrants to purchase an aggregate of 303,030 shares of common stock of the Company at the price of $3.30 per share.

Note 10 - Restatements

The cash flows statement for the nine months ended September 30, 2005 has been restated to reflect the reclassification of accrued expenses and other liabilities into separate line items and to properly reflect the effect of changes in the exchange rate on cash. The effect of the restatement was to increase cash flows from operating activities by $70,000, no effect on cash flows from investing activities and (decrease) cash flows from financing activities by $91,800. There was no change in our reported cash balance as a result of these restatements.

Note 11 - New Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation FASB No. 109 (“FIN 48”), which prescribes accounting for and disclosure of uncertainty in tax positions. This interpretation defines the criteria that must be met for the benefits of a tax position to be recognized in the financial statements and the measurement of tax benefits recognized. The provisions of FIN 48 are effective as of the beginning of the Company’s 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating that impact of adopting FIN 48 on the Company’s consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, (“SFAS 157”). This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of SFAS 157 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

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