Form 10-K
period 2006-12-31
CTI INDUSTRIES CORP
filed 2007-04-10
CIK 1042187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to_________

Commission File Number
000-23115

CTI INDUSTRIES CORPORATION
(Exact name of Registrant as specified in its charter)

Illinois	36-2848943
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)

22160 N. Pepper Road
Barrington, Illinois	60010
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (847) 382-1000

Securities Registered pursuant to sections 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, No Par	NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑

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

Based upon the closing price of $2.71 per share of the Registrant’s Common Stock as reported on NASDAQ Capital Market tier of The NASDAQ Stock Market on June 30, 2006, the aggregate market value of the voting common stock held by non-affiliates of the Registrant was then approximately $2,945,014. (The determination of stock ownership by non-affiliates was made solely for the purpose of responding to the requirements of the Form and the Registrant is not bound by this determination for any other purpose.)

The number of shares outstanding of the Registrant’s Common Stock as of March 20, 2007 was 2,187,403 (excluding treasury shares).

DOCUMENTS INCORPORATED BY REFERENCE
Document	Part of Form 10-K into Which Document Is Incorporated

Sections of the registrant’s Proxy Statement	Part III
To be filed on or before April 30, 2007 for the
Annual Meeting of Stockholders

TABLE OF CONTENTS

INDEX

EXPLANATORY STATEMENT

FORWARD LOOKING STATEMENTS

Part I

Item No. 1	Business	1
Item No. 1A	Risk Factors	13
Item No. 1B	Unresolved Staff Comments	22
Item No. 2	Properties	22
Item No. 3	Legal Proceedings	22
Item No. 4	Submission of Matters to a Vote of Security Holders	23

Part II

Item No. 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	24
Item No. 6	Selected Financial Data	28
Item No. 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
Item No. 7A	Quantitative and Qualitative Disclosures About Market Risk	44
Item No. 8	Financial Statements and Supplementary Data	45
Item No. 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	45
Item No. 9A	Controls and Procedures	45
Item No. 9B	Other Information	46

Part III

Incorporated by Reference from the definitive Proxy Statement of the Company, if filed on or before April 30, 2007 or, if not filed by such date, to be incorporated by amendment to this Annual Report to be filed on or before April 30, 2007.

Part IV

Item No. 15	Exhibits and Financial Statement Schedules	47

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

PART I

Item No. 1 Business

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

We market and sell metalized and latex balloons in the United States and in several other countries. We supply coated, laminated and printed films to a number of companies who generally convert these films into containers for the packaging of food and other items. We supply flexible containers to companies who (i) use them for packaging of food or other items or (ii) market them to consumers who use them for the storage of personal items. We also market containers to and through retail outlets for use by consumers with sealing devices to store food items in their homes. In March 2006, we announced that we are completing the development of, and will produce, market and sell, a line of pouches for use by consumers to store food items. The pouches include a resealable closure system and a valve permitting the evacuation of air from the pouch by a small pump device which we will also supply. See Business Strategies below.

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

Most of our metalized balloons contain printed characters, designs and social expression messages, such as “Happy Birthday”, “Get Well Soon” and similar items. In a number of cases, we obtain licenses for well-known characters and print those characters and messages on our balloons. Currently, we maintain licenses for Garfield®, Face Offs-Tudes®, Miss Spider and Sunny Patch Friends®, Andrea Mistretta and Wow Wow Wubsy®. In the United Kingdom, we maintain licenses on Postman Pat®, The Crazy Frog® and Dream Fairies®.

Balloons and novelty items accounted for 65.3% of our revenues in 2006. The remainder of our revenues is generated from the sale of laminated film products, generally intended for use in the packaging of foods, liquids and other materials. We provide laminated films, and printed films, to a number of customers who utilize the film to produce bags or pouches for the packaging of food, liquids and other items. We also produce finished products - pouches and bags - which are used for a variety of applications, including (i) as vacuumable consumer storage devices for clothing and other household items, (ii) as vacuumable pouches for household use in storage of food items, and (iii) as “dunnage” items which, when inflated, cushion products in a package or container. In 2006, our revenues from these products represented approximately 32.4% of our net revenues.

We are an Illinois corporation with our principal offices and plant at 22160 N. Pepper Road, Barrington, Illinois.

Business Strategies

Our essential business strategies are as follows:

•
Focus on our Core Assets and Expertise. We have been engaged in the development, production and sale of film products for over 30 years and have developed assets, technology and expertise which, we believe, enable us to develop, manufacture, market and sell innovative products of high quality within our area of knowledge and expertise. We plan to focus our efforts in these areas which are our core assets and expertise - laminated films, printed films, pouches and film novelty products - to develop new products, to market and sell our products and to build our revenues.

•
Develop Operating Efficiencies to Enhance our Profitability. We have engaged in a program to reduce and control production expenses, as well as selling, general and administrative expenses, in order to increase the efficiencies of our operations and to become profitable at current levels of revenue. During 2006, we reduced our cost of goods to 74.9% of net sales from a level of 77.9% of net sales in 2005. In addition, during 2006, operating expenses were reduced as a percentage of net sales from 19.9% in 2005 to 17.7% in 2006.

•
Develop New Products, Product Improvements and Technologies. We work constantly to develop new products, to improve existing products and to develop new technologies within our core product areas, in order to enhance our competitive position and our sales. In the novelty line, our development work includes new designs, new character licenses and new product developments. During 2006, we introduced more than 106 new balloon designs and obtained one new licensed character design. We also developed and introduced a device to amplify sound through a balloon so that voice and music can be played and amplified using our Balloon Jamz™ balloon. In our commercial line, over the past several years we have developed new pouch closure systems and valves and new film methods for liquid packaging applications. We have received 13 patents for these developments and have 2 patent applications pending. During 2007, we plan to introduce a line of resealable pouches with a valve and pump system for household storage and vacuum sealing of food items.

•
Develop New Channels of Distribution and New Sales Relationships. In order to increase sales, we endeavor to develop new channels of distribution and new sales relationships, both for existing and new products. In March 2006, we entered into a four year agreement with Illinois Tool Works, Inc. (“ITW”) to manufacture certain pouches for them and to provide film to them for their pouch production. In April 2006, we entered into a license agreement with Rapak L.L.C. (“Rapak”) (formerly a related party) granting Rapak a license under a patent related to textured film and pouches, and extending the term of an existing supply agreement with Rapak to October 31, 2008.

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

In addition to size and shape, a principal element of the Company's metalized balloon products is the printed design or message contained on the balloon. These designs include figures and licensed characters many of which are well-known. We maintain licenses for several characters, including Garfield®, Face Offs-Tudes, Miss Spider and Sunny Patch Friends®, Andrea Mistretta and Wow Wow Wubsy®, and in the United Kingdom, Postman Pat® , The Crazy Frog® and Dream Fairies.

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

Pouches, Bags and Other Custom Film Products. We produce a variety of completed film products, generally in the form of a bag or pouch. These products include (i) valved, resealable pouches for storage of household items, (ii) vacuum sealable bags for food storage, (iii) resealable, valved bags for storage and vacuum sealing of food items in the household, (v) “dunnage” bags (inflatable pouches used to cushion products in packages. During 2005 and 2006, we marketed our food storage bags under the name Simply Smart™. In March 2006, we announced that we will be offering a line of resealable, valved bags for storage and vacuum sealing of food items in the household. These storage bags will function with a small hand or powered pump to evacuate air when the bag is sealed. We continue development of this pouch storage system and plan to introduce a product line during 2007.

Markets

Metalized Balloons

The metalized balloon came into existence in the late 1970s. During the 1980s, the market for metalized balloons grew rapidly. Initially, the product was sold principally to individual vendors, small retail outlets and at fairs, amusement parks, shopping centers and other outdoor facilities and functions. Metalized balloons remain buoyant when filled with helium for extended periods of time and they permit the printing and display of graphics and messages. As a result, the product has significant appeal as a novelty and message item. Metalized balloons became part of the "social expression" industry, carrying graphic designs, characters and messages like greeting cards. In the mid-1980s, we and other participants in the market began licensing character and cartoon images for printing on the balloons and directed marketing of the balloons to retail outlets including grocery, general merchandise, discount and drug store chains, card and gift shops, party goods stores as well as florists and balloon decorators. These outlets now represent the principal means for the sale of metalized balloons throughout the United States and in a number of other countries.

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

Marketing, Sales and Distribution

Balloon Products

We market and sell our metalized balloon, latex balloon and related novelty products throughout the United States and in a number of other countries. We maintain a marketing staff, sales staff and support staff of 10 individuals and a customer service department of 3 individuals. European sales are conducted by CTI Balloons, the Company's subsidiary located in Rugby, England. Flexo Universal conducts sales and marketing activities for the sale of balloon products in Mexico, Latin America, and certain other markets. Sales in other foreign countries are made generally to distributors in those countries and are managed at the Company's principal offices.

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

Our largest customer for balloons during 2006 was Dollar Tree Stores. Sales to this chain in 2006 represented $8,596,000 or approximately 24.3% of our net sales.

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

Printed and Specialty Films

We market and sell printed and laminated films directly and through independent sales representatives throughout the United States. We sell laminated and printed films to companies that utilize these films to produce packaging for a variety of products, including food products, in both liquid and solid form, such as cola syrup, coffee, juices and other items. We seek to identify and maintain customer relationships in which we provide value-added in the form of technology or systems. Our largest customer for film products is Rapak, L.L.C. (“Rapak”) to whom we provide a patented embossed film, as well as other film products. During 2006, our sales to Rapak totaled $7,110,000, representing 20.1% of our net sales. Under our continuing agreement with Rapak, through October 31, 2008, Rapak is committed to purchase at least 65% of its requirements for embossed film from us. We anticipate that Rapak will continue to purchase film from us after this date but we have no contractual commitment from Rapak for such purchases.

Flexible Containers/Pouches.

We market flexible containers and pouches to various companies for commercial packaging purposes and we market lines of consumer storage packages both to a principal customer and to retail chains and outlets.

We produce consumer storage bags for ITW Space Bag, a division of Illinois Tool Works, Inc. (“ITW”) During 2006, ITW was our largest customer for pouches. Our sales of pouches to them in 2006 were $2,526,000, representing 7.1% of our net sales. In March 2006, we entered into a four-year agreement with ITW under which we will supply all of their requirements in North America for certain of their pouches which they market under the name Space Bag® and also are to supply their requirements of film for certain of the pouches which they produce.

During 2005, we introduced a line of universal vacuumable bags for household storage of food products. These bags are designed to be used with existing vacuum and sealing devices. We have announced the planned introduction of a new line of household food storage systems which will incorporate a re-sealable bag with a valve and a pump to evacuate air from the bag when the bag is sealed. We anticipate that this new product line will be available for sale during the second half of 2007.

We also produce "dunnage" bags (inflatable packaging pouches) which we sell to a commercial customer.

Production and Operations.

We conduct our operations at four facilities: (i) our headquarters, offices and plant at Barrington, Illinois, consisting of a total of approximately 75,000 square feet of office, production and warehouse space, (ii) a warehouse in Cary, Illinois, consisting of approximately 16,000 square feet of space, (iii) a plant, office and warehouse in Guadalajara, Mexico, consisting of approximately 43,000 square feet of office, warehouse and production space and (iv) an office and warehouse facility at Rugby, England, consisting of approximately 16,000 square feet of space.

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

Raw Materials

The principal raw materials we use in manufacturing our products are (i) petroleum or natural gas-based films, (ii) petroleum or natural gas-based resin, (iii) latex and (iv) printing inks. The cost of these raw materials represented 39.6% of our net revenues in 2006. Because much of the raw materials we utilize are based on petroleum or natural gas, we have experienced fluctuation in pricing, in relation to the fluctuation of availability and pricing of these source commodities. We have also experienced significant fluctuation in the cost of raw latex which we use for our latex balloon products. While we currently purchase our raw materials from a relatively limited number of sources, films, resin, inks and latex are available from numerous sources and, in the past, we have generally been able to obtain a sufficient supply of raw materials. However, during August and September 2005, the petrochemical industry suffered facility damage, production disruptions and transportation shortages due to the impact of two Gulf Coast hurricanes. As a result, both the price and availability of petroleum and natural gas-based products were affected into the first quarter of 2006. For the remainder of the year and through the first quarter of 2007 both price and available returned to levels typical of those before the hurricanes. While we were generally able to obtain a sufficient supply of raw materials to meet our needs during this time, prices of raw materials escalated rapidly and substantially; hence, the risk of shortages of raw materials supply existed. There can be no assurance that the price of such raw materials, and their availability, will not be affected similarly in the future and such events could have a material adverse effect on the business of the Company.

Information Technology Systems

Our corporate headquarters in Barrington, Illinois and our warehouse facility in Cary, Illinois are serviced by a PC-based local area network. We connect the facilities via a high speed T1 line that carries both voice and data. The PC-based network incorporates both Novell and Microsoft servers. Access to the network is available to all employees but is secured using password authentication. The network allows us to leverage printing resources, create shared file areas for cross-departmental functions and allows for a single source backup of critical business files. On the network, we run Macola financial system software. Macola is a modular software system. We presently use the general ledger, order entry, inventory management, purchase order, electronic data exchange and custom report writing modules of that system and are engaged in a program to install and use additional modules including manufacturing costing and controls and inventory controls. Internal and external employee communications are handled by industry standard Microsoft Exchange email, allowing us to communicate with customers and vendors all over the world. We also provide a secure, firewall protected T1 connection to the Internet so that employees can research issues, support customers and securely move data.

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

Patents, Trademarks and Copyrights

We have developed or acquired a number of intellectual property rights, which we believe are significant to our business.

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

Research and Development

We maintain a product development and research department of five individuals for the development or identification of new products, product components and sources of supply. Research and development includes (i) creative product development, (ii) creative marketing, and (iii) engineering development. During each of the fiscal years ended December 31, 2006, 2005, 2004, respectively, the total amount spent on research and development activities was approximately $230,000, $224,000 and $246,000, respectively.

Employees

As of December 31, 2006, the Company had 79 full-time employees in the United States, of whom 13 are executive or supervisory, 5 are in sales, 43 are in manufacturing or warehouse functions and 18 are clerical. As of that same date, we had 10 full-time employees in England, of whom 2 are executive or supervisory, 2 are in sales, 4 are in warehousing and 2 are clerical. At Flexo Universal, our Mexico subsidiary, as of December 31, 2006, we had 215 full-time employees, of whom 5 are executive or supervisory, 3 are in sales, 196 are in manufacturing and 11 are clerical. The Company is not a party to any collective bargaining agreement in the United States, Mexico or the United Kingdom, has not experienced any work stoppages and believes that its relationship with its employees is satisfactory.

Regulatory Matters

Our manufacturing operations in the United States are subject to the U.S. Occupational Safety and Health Act ("OSHA"). We believe we are in material compliance with OSHA. The Company generates liquid, gaseous and solid waste materials in its operations in Barrington, Illinois and the generation, emission or disposal of such waste materials are, or may be, subject to various federal, state and local laws and regulations regarding the generation, emission or disposal of waste materials. We believe we are in material compliance with applicable environmental rules and regulations. Several states have enacted laws limiting or restricting the release of helium filled metalized balloons. We do not believe such legislation will have any material effect on our operations.

International Operations

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

Our domestic and international sales and assets by area over the period 2004 - 2006 have been as follows:

	United States	United Kingdom	Mexico	Eliminations	Consolidated
Year ended 12/31/06
Revenues	$28,808,000	$2,925,000	$6,564,000	($2,869,000)	$35,428,000
Operating income (loss)	$2,116,000	$64,000	$578,000	($25,000)	$2,733,000
Net income (loss)	$1,544,000	$93,000	$284,000	($26,000)	$1,895,000
Total Assets	$25,245,000	$2,627,000	$5,050,000	($6,288,000)	$26,634,000

Year ended 12/31/05
Revenues	$23,564,000	$2,573,000	$4,536,000	($1,483,000)	$29,190,000
Operating income (loss)	$602,000	$290,000	($240,000)		$652,000
Net (loss) income	($342,000)	$220,000	($211,000)		($333,000)
Total Assets	$21,343,000	$2,122,000	$4,818,000	($4,747,000)	$23,536,000

Year ended 12/31/04
Revenues	$32,855,000	$2,664,000	$4,890,000	($3,216,000)	$37,193,000
Operating (loss) income	($92,000)	$121,000	($31,000)	($48,000)	($50,000)
Net (loss) income	($2,595,000)	$223,000	($59,000)	($48,000)	($2,479,000)
Total Assets	$24,072,000	$1,989,000	$5,319,000	($3,492,000)	$27,888,000

Item No. 1A - Risk Factors

The following factors, as well as factors described elsewhere in this Annual Report, or in our other filings with the Securities and Exchange Commission, could adversely affect our consolidated financial position, results of operations or cash flows. Other factors not presently known to us, that we do not presently consider material, or that we have not predicted, may also harm our business operations or adversely affect us.

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

The cost of the raw materials we purchase represents about 39.6% of our revenues. The principal raw materials we purchase are: nylon sheeting, polyester sheeting, polyethylene sheeting, polyethylene resin and latex. Much of these materials are derived from petroleum and natural gas. Prices for these materials fluctuate substantially as a result of the change in petroleum and natural gas prices, demand and the capacity of companies who produce these products to meet market needs. Instability in the world markets for petroleum and natural gas has, and may, adversely affect the prices of these raw materials and their general availability. The price of latex has also fluctuated significantly over the past two years. Our ability to achieve and maintain profitability is partially dependent upon our ability to pass through to our customers the amount of increases in raw materials cost. If prices of these materials increase and we are not able to fully pass on the increases to our customers, our results of operations and our financial condition will be adversely affected.

The loss of a key supplier or suppliers could lead to increased costs and lower margins as well as other adverse results.

We rely on six principal suppliers for our petroleum, natural gas and latex-based raw material suppliers. We do not maintain supply agreements with any of our suppliers for these materials. The loss of any of these suppliers would force us to purchase these materials from other suppliers or on the open market, which may require us to pay higher prices for raw materials than we do now, with the result that our margins on the sale of our products would be adversely affected. In addition, the loss of the supply of an important raw material from one of our present suppliers may not be replaceable through open market purchases or through a supply arrangement with another supplier. In the event that we were unable to obtain a raw material from another supplier, we would be unable to continue to manufacture certain of our products.

Company Risks

We have a history of both income and losses and have experienced fluctuations of operating income, which may cause our stock to fluctuate.

We have had a history of losses and of fluctuating income from operations over the past five years. We have reported net income from operations in three of the past five years and losses in two of those years. Our income or loss from operations during that time has ranged from a profit of $2,622,000 to a loss of $223,000 and has been subject to significant quarterly and annual fluctuations. These fluctuations can be caused by:

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

Our working capital is limited. As of December 31, 2006, our current assets exceeded our current liabilities by approximately $1,848,000. As a result of this limited amount of working capital, we may be unable to fund capital investments, working capital needs, marketing and sales programs, research and development, patent or copyright licenses or other items which we would like to acquire or pursue in accordance with our business strategies. The inability to pursue any of these items may adversely affect our competitive position, our business, financial condition or prospects.

A high percentage of our sales are to a limited number of customers and the loss of any one or more of those customers could adversely affect our results of operations, cash flows and financial condition.

For the year ended December 31, 2006, our sales to our top 10 customers represented 61.2% of our net sales and our sales to our top three customers represented 51.5% of our net sales. Generally, we do not have long term contracts with our customers. The loss of any of our principal customers, or a significant reduction in the amount of our sales to any of them, would have a material adverse effect on our business and financial condition.

In March 2006, we entered into a four-year agreement with ITW, one of our top ten customers, to provide (i) all of their requirements for a certain kind of pouch and (ii) all of their requirements, subject to competitive pricing, for film for their use in the production of certain pouches. In April 2006, we entered into a license agreement with Rapak, one of our top three customers, granting Rapak a license under a patent related to textured film and pouches, and extending the term of an existing supply agreement with Rapak to October 31, 2008.

We rely on intellectual property in our business and the failure to develop, acquire or protect our intellectual property could adversely affect our business.

We consider patents, copyright licenses and to some degree trademarks, as being significant to our competitive position, our ability to obtain and retain customers and to achieve acceptable margin levels on the sale of our products. With respect to our film and flexible packaging/pouch business, we believe that developing, acquiring and maintaining patent rights are of significance to us for those reasons. Over the past five years, we have obtained 12 patents related to films, pouches, zippers for pouches, the method of inserting zippers in pouches and certain valves for pouches. We have 2 patents pending with regard to such products. With respect to our novelty balloon products, we believe that patent rights and trade secrets for product developments and copyright licenses for characters and designs are of significance to our ability to compete in the market and to obtain acceptable margins on the sale of our products. Our limited financial resources have made it more difficult for us to invest in product and patent developments and to obtain copyright licenses. If we are unable to develop, acquire, maintain or enforce some or all of our intellectual property rights, our business, financial conditions and prospects will be adversely affected.

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

Howard W. Schwan (our President), John H. Schwan (our Chairman) and Stephen M. Merrick (our Chief Financial Officer) or persons affiliated to them, in combination, owned approximately 49.3% of the outstanding shares of common stock of the Company as of December 31, 2006 and then had options and warrants to purchase additional shares which, if exercised, together with the shares owned, would aggregate 59.8% of the shares then outstanding. As a result of such ownership, these executives have the ability to exert significant influence and control on the outcome of corporate transactions and other matters submitted to the Board of Directors or stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control of the Company.

Financial Risks

We have a high level of debt relative to our equity, which reduces cash available for our business and which may adversely affect our ability to obtain additional funds, and increases our vulnerability to economic or business turndowns.

We have a substantial amount of debt in relation to our shareholders’ equity. As of December 31, 2006, we had $15,015,000 of debt outstanding and $5,102,000 in shareholders' equity. These circumstances could have important adverse consequences for our Company. For example they could:

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

On February 1, 2006, we entered into a loan agreement with Charter One Bank in which, as amended, Charter One Bank provides to us a line of credit totaling $13,300,000, including a five year mortgage loan on our principal plant and offices in Barrington, Illinois for $2,800,000, a five year term loan secured by our physical assets in Barrington, Illinois for $3,500,000 and a three year revolving line of credit secured by inventory and receivables in the maximum amount of $7,000,000. Also, on the same day, Messrs. John Schwan and Stephen Merrick, each loaned to the Company the sum of $500,000 in exchange for five year subordinated notes and warrants to purchase up to 151,515 shares of common stock of the Company, each.

We will require a significant amount of cash to service our debt, to develop new business and to make capital investments and our ability to generate cash depends on many factors beyond our control.

Our ability to service our debt and to fund our operations and planned capital expenditures will depend on our financial and operating performance and our ability to borrow money or raise capital. These matters are, in part, subject to prevailing economic conditions and to financial, business and other factors beyond our control. If our cash flow from operations is insufficient to fund our debt service obligations, we may be forced to reduce or delay funding capital expenditures or working capital, marketing or other commitments or to sell assets, obtain additional equity capital or indebtedness or refinance or restructure our debt. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations, or to fund operations, initiatives or capital requirements. In the absence of cash flow from operations, or the generation of cash from such other sources sufficient to meet our debt service obligations and our other cash requirements, we could face substantial cash problems.

In July 2006, we entered into a Standby Equity Distribution Agreement (SEDA) with Cornell Capital Partners, LP (“Cornell Capital”) pursuant to which we may, at our discretion, periodically sell to Cornell Capital shares of common stock at a price equal to the volume weighted average price of our common stock on the NASDAQ Capital Market for the five days immediately following the date we notify Cornell Capital of our request. See pages 38-39 for a description of the agreement. On December 28, 2006, we filed a Registration Statement with the SEC for the registration of 403,500 shares to be sold to Cornell Capital and Newbridge Securities (our placement agent). On January 28, 2007, the Registration Statement was declared effective. Through March 20, 2007, in connection with the SEDA, we have received $217,000 in net proceeds from Cornell Capital and Cornell Capital has purchased from us an aggregate of 45,306 shares of our common stock.

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

In addition, our credit facility also requires us to meet certain financial tests, including (i) maintaining tangible net worth in excess of $3,500,000, (ii) maintaining specified ratios of senior debt to EBITDA and (iii) maintaining a ratio of EBITDA to fixed charges. These restrictive covenants may limit our ability to expand or pursue our business strategies.

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

Market Risks and Risks Related to the Offering Described in Our Registration Statement

Our common stock may be affected by limited trading volume and may fluctuate significantly, which may affect shareholders’ ability to sell shares of our common stock.

There has been a limited public market for our common stock and a more active trading market for our common stock may not develop. An absence of an active trading market could adversely affect our shareholders’ ability to sell our common stock in short time periods, or possibly at all. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially. These factors may negatively affect shareholders’ ability to sell shares of our common stock.

Our common stock may be affected by sales of short sellers, which may affect shareholders’ ability to sell shares of our common stock.

As stated, our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations. These fluctuations could cause short sellers to enter the market from time to time in the belief that we may have poor operating results in the future. The market for our common stock may not be stable or appreciate over time and the sale of our common stock may negatively impact shareholders’ ability to sell shares of our common stock.

Future Sales of Stock By Our Shareholders May Negatively Affect Our Stock Price And Our Ability To Raise Funds In New Stock Offerings

Sales of our common stock in the public market, by Cornell Capital in connection with our sale of stock to Cornell Capital under the Standby Equity Distribution Agreement, or by our existing substantial shareholders, could lower the market price of our common stock. Sales may also make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price that our management deems acceptable or at all. Of the 2,187,403 shares of common stock outstanding as of March 20, 2007, 1,055,376 shares of common stock were held by our “affiliates” and 1,079,389 shares of common stock were held by existing shareholders, including the officers and directors, are “restricted securities” and may be resold in the public market only if registered or pursuant to an exemption from registration. Some of these shares may be resold under Rule 144.

Existing Shareholders Will Experience Significant Dilution From Our Sale Of Shares Under The Standby Equity Distribution Agreement

The sale of shares pursuant to the Standby Equity Distribution Agreement will have a dilutive impact on our shareholders.

Our net income per share could decrease in future periods, and the market price of our common stock could decline. In addition, the lower our stock price, the more shares of common stock we will have to issue under the SEDA to draw down the full amount. If our stock price is lower, then our existing shareholders would experience greater dilution.

The Selling Stockholders Identified in our Registration Statement Intend To Sell Their Shares Of Common Stock In The Market, Which Sales May Cause Our Stock Price To Decline

The selling shareholders identified in our Registration Statement (Cornell Capital and Newbridge Securities) are intending to sell in the public market 403,500 shares of common stock being registered in the offering. That means that up to 403,500 shares may be sold pursuant to the Registration Statement. Such sales may cause our stock price to decline. The officers and directors of CTI and those shareholders who are significant shareholders as defined by the SEC will continue to be subject to the provisions of various insider trading and Rule 144 regulations. If our stock price declines, the numbers of shares which CTI will need to issue to Cornell Capital under the Standby Equity Distribution Agreement to raise the same amount of funds will increase.

The Sale Of Our Stock Under Our Standby Equity Distribution Agreement Could Encourage Short Sales By Third Parties, Which Could Contribute To The Future Decline Of Our Stock Price

In some cases, the provision of a SEDA for companies that are traded on the NASDAQ Capital Market (“NASDAQ-CM”) has the potential to cause a significant downward pressure on the price of common stock. This is especially the case if the shares being sold into the market exceed the market’s desire to purchase the increased stock or if CTI has not performed in such a manner to show that the equity funds raised will be used to grow CTI. Such an event could place further downward pressure on the price of common stock. CTI may request numerous draw downs pursuant to the terms of the Standby Equity Distribution Agreement. Even if CTI uses the SEDA to grow its revenues and profits or invest in assets which are materially beneficial to CTI, the opportunity exists for short sellers (i.e. sellers who do not actually own our shares at the time of their sale) to contribute to the future decline of CTI’s stock price. If there are significant short sales of stock, the price decline that would result from this activity will cause the share price to decline more, which, in turn, may cause current owners of our stock to sell their shares; thereby contributing to sales of stock in the market. If there are more investors selling our stock, then there are investors desiring to purchase our stock, the market for our stock, the price will necessarily decline.

It is not possible to predict the circumstances whereby short sales could materialize or the price to which our stock price could drop.

The Price Paid by Participants In Our Registered Offering Will Fluctuate And May Be Higher Or Lower Than The Prices Paid By Other People Participating In This Offering

The price in the offering will fluctuate based on the prevailing market price of the common stock on the NASDAQ-Capital Market. Accordingly, the price paid by a purchaser in our registered offering may be higher or lower than the prices paid by other people participating in this offering.

We May Not Be Able To Access Sufficient Funds Under The Standby Equity Distribution Agreement When Needed

We anticipate that a portion of our financing needs will be funded through the SEDA. No assurances can be given that our SEDA financing will be available in sufficient amounts or at all when needed, in part, because we are limited to a maximum drawdown of $100,000 during any five trading day period. In addition, the number of shares being registered may not be sufficient to draw all funds available to us under the Standby Equity Distribution Agreement.

We May Not Be Able To Draw Down Under The Standby Equity Distribution Agreement If The Investor Holds More Than 9.9% Of Our Common Stock

In the event Cornell Capital holds more than 9.9% of the then-outstanding common stock of CTI, we will be unable to draw down on the SEDA. Although Cornell Capital may not hold more than 9.9% of the then-outstanding common stock of CTI at any one time, this restriction does not prevent Cornell Capital from selling some of its holdings and then receiving additional shares. Therefore, Cornell Capital has, and may, sell more than these limits while never holding more than those limits. At the time of the filing of the Registration Statement, Cornell Capital had no beneficial ownership of our common stock and therefore we would be able to make limited draw downs on the Standby Equity Distribution Agreement so long as Cornell Capital’s beneficial ownership remains below 9.9%. If Cornell Capital’s beneficial ownership becomes 9.9% or more, we would be unable to draw down on the Standby Equity Distribution Agreement.

Cornell Capital May Sell Shares Of Our Common Stock During An Applicable Pricing Period Under the SEDA Which Could Contribute To The Decline Of Our Stock Price

The sale of common stock to be acquired by Cornell Capital pursuant to an advance request made by CTI under the SEDA during an applicable pricing period could cause downward pressure on the price of our common stock and, therefore, contribute to the decline of our stock price.

Item No. 1B Unresolved Staff Comments

None

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

We lease a warehouse facility in Cary, Illinois under a two-year lease at the base rate of $6,000 per month and at a total monthly cost of approximately $8,000. The lease expires on September 30, 2007 and has been extended to September 2009. The facility includes 16,306 square feet of warehouse and office space which is utilized principally for the warehousing of balloon inventory.

The Company also leases approximately 15,000 square feet of office and warehouse space in Rugby, England at an annual lease cost of $51,700, expiring in 2019. This facility is utilized to warehouse balloon products and to manage and service the Company's operations in England and Europe.

In January 2003, Flexo Universal entered into a 5-year lease agreement for the lease of approximately 43,000 square feet of manufacturing, warehouse and office space in Guadalajara, Mexico at the cost of $18,000 per month.

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

Item No. 3 Legal Proceedings

On December 20, 2006, Pliant Corporation filed an action against the Company in the Circuit Court of Cook County, Illinois. In the action, Pliant claims that there is due from the Company to Pliant the sum of $245,000 for goods sold and delivered by Pliant to the Company as well as interest on such amount. On February 21, 2007, the Company filed and answer to the complaint and counterclaim denying liability and asserting certain claims against Pliant for damages for the sale by Pliant to the Company of defective products. Management intends to defend the claims of Pliant in this action and to pursue its counterclaims and believes that the Company has established adequate reserves regarding the claim.

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

Item No. 4 Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting of Shareholders on November 10, 2006, the following actions were submitted and approved by vote of its shareholders:

1. The election of seven directors; and

2. The ratification of the Board’s selection of Weiser LLP as the Company’s independent certified public accountants.

A total of 1,926,458 shares (approximately 90%) of the issued and outstanding voting stock of the Company were represented by proxy or in person at the meeting. These shares were voted on the matters described above as follows:

1. For the directors as follows:

Name	Total Votes For	Total Votes Against
John H. Schwan	1,904,487	21,971
Stephen M. Merrick	1,904,487	21,971
Howard W. Schwan	1,904,487	21,971
Stanley M. Brown	1,904,487	21,971
Michael Avramovich	1,904,487	21,971
Bret Tayne	1,904,487	21,971
John I. Collins	1,904,487	21,971

2. For the Ratification of Weiser LLP as the Company’s independent certified public accountants as follows:

Total Votes For	Total Votes Against	Total Broker Non-Votes and Total Votes Abstaining
1,904,487	21,971	0

There were no other matters voted on at the Company’s 2006 Annual Meeting of Shareholders, nor was there a submission of any other matter to a vote of securities holders at any time during the Company’s fourth fiscal quarter.

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

The high and low sales prices for the last eight fiscal quarters (retroactively adjusted to reflect post-reverse split share and stock dividend values), according to the NASDAQ Stock Market's Stock Price History Report, were:

	High	Low
January 1, 2005 to March 31, 2005	3.15	1.50
April 1, 2005 to June 30, 2005	4.74	0.50
July 1, 2005 to September 30, 2005	7.67	1.48
October 1, 2005 to December 31, 2005	5.50	2.72
January 1, 2006 to March 31, 2006	3.56	2.77
April 1, 2006 to June 30, 2006	3.90	2.60
July 1, 2006 to September 30, 2006	4.68	2.20
October 1, 2006 to December 31, 2006	8.23	3.50
January 1, 2007 to March 31, 2007	10.39	4.39

As of December 11, 2006, there were approximately 52 holders of record of the Company’s Common Stock. The Company believes that its total number of actual shareholders is substantially greater than the number of record shareholders.

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

Issuer Purchases of Equity Shares

The Company made no purchases of its shares on the public market during 2006. On June 12, 2006, the Company received 38,404 shares of its common stock from John Schwan as payment at the then market price per share of $3.09 for shares being purchased by him upon the exercise of a warrant to purchase 79,367 shares of common stock at the warrant exercise price of $1.50.

Recent Sales of Unregistered Securities

During February 2003, John H. Schwan loaned $930,000 to the Company and Stephen M. Merrick loaned $700,000 to the Company, each in exchange for (i) two year promissory notes bearing interest at 9% per annum and (ii) five year warrants to purchase up to 163,000 shares of Common Stock of the Company at $4.87 per share, the market price of the Common Stock on the date of the Warrants. The proceeds of these loans were to (i) re-finance the bank loan of CTI Mexico in the amount of $880,000 and (ii) to provide financing for CTI Mexico and Flexo Universal. Payment of the principal of the notes has been extended by agreement of Mr. Merrick and Mr. Schwan and is scheduled to mature on October 1, 2007.

On July 1, 2004, the Company entered into a Standby Equity Distribution Agreement (”SEDA”) with Cornell Capital under which Cornell agreed to provide up to $5 million to the Company in connection with the purchase of common stock of the Company over a two year term. Under the terms of the agreement, and subject to various conditions, the Company had the option to sell shares of its common stock to Cornell at the market price for the stock at the time of the sale. On August 5, 2004, the Company issued 14,162 shares of its common stock to Cornell and 3,500 shares of its common stock to Newbridge Securities, Cornell’s stock placement agent for underwriting services as partial consideration under the terms of SEDA. On May 31, 2006, this Agreement was terminated, except as to the stock consideration paid by the Company to Cornell and Newbridge, and was superseded by the Standby Equity Distribution Agreement dated June 6, 2006.

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

On June 6, 2006, the Company entered into a Standby Equity Distribution Agreement with Cornell Capital pursuant to which Cornell Capital agreed, subject to certain conditions, to purchase up to $5,000,000 of the Company’s common stock for its own account, for investment, during a commitment period of 24 months commencing on the date of an effective registration statement covering the shares to be sold. Under the agreement, shares are to be purchased at the lowest volume weighted average price of the shares as traded during the five trading days after an advanced request by the Company. The number of shares to be sold under the agreement is limited to 400,000 shares unless shareholder approval shall have been obtained for the sale of a greater amount of shares. The sale of the shares is subject to certain conditions including the filing by the Company, and the declaration of effectiveness by the SEC, of a Registration Statement covering the shares to be sold under the agreement. On December 28, 2006, the Company filed a Registration Statement with respect to 403,500 shares and on January 26, 2007, the Registration Statement was declared effective. Since the effective date to March 20, 2007, the Company has sold to Cornell Capital an aggregate of 45,306 shares of common stock at an average price of $5.08 per share.

Also on July 6, 2006, the Company entered into a Placement Agent Agreement with Newbridge Securities Corp. under which Newbridge agreed to act as the Company’s exclusive placement agent in connection with the Standby Equity Distribution Agreement. Under this agreement, the Company agreed to issue 3,500 shares of its common stock to Newbridge.

On June 12, 2006, John Schwan exercised a warrant issued on July 1, 2001 to purchase 79,367 shares of common stock of the Company at the warrant exercise price of $1.50 per share. In payment for such shares, Mr. Schwan surrendered to the Company 38,404 shares of common stock at the then market price per share of $3.09. On June 12, 2006, Stephen M. Merrick exercised a warrant issued on July 1, 2001 to purchase 39,683 shares of common stock of the Company at the warrant exercise price of $1.50 per share.

Each of the foregoing transactions involved the sale of securities of the Company to a limited number of sophisticated investors on a restricted basis, for investment, and an exemption from registration with respect to such sales is claimed pursuant to Section 4(2) of the Securities Act of 1933.

Stock Performance Graph

The following graph compares for the period January 2001 to December 2006, the cumulative total return on our common stock with (i) NASDAQ Composite Index (U.S.) and (ii) S&P 500 Specialty Stores Index (U.S.). The graph assumes an investment of $100 on January 1, 2001, in our common stock and each of the other investment categories.

The historical stock prices of our common stock shown on the graph below are not necessarily indicative of future stock performance. Per share value as of December 31, 2001, 2002, 2003, 2004, 2005 and 2006 is based on the common stock’s closing price as of such date. All prices reflect any stock splits during the period.

	INDEXED RETURNS
	Base Period	Years Ending
Company / Index	Jan-01	Jan-02	Jan-03	Jan-04	Jan-05	Jan-06
CTI INDUSTRIES CORP	100	425.9	153.7	98.6	198.0	202.0
NASDAQ U.S. INDEX	100	62.6	93.7	102.6	103.9	107.5
S&P 500 SPECIALTY STORES	100	88.8	75.8	103.3	112.3	139.0

The information under this heading shall not be deemed incorporated by reference by any general statement incorporating by reference information from this Annual Report into any filing under the Securities Act of 1933 or under the Securities Exchange Act of 1934 and shall not otherwise be deemed filed under such Acts.

Item No. 6 Selected Financial Data

The following selected financial data are derived from the consolidated financial statements of the Company. The data should be read in conjunction with the consolidated financial statements, related notes, and other financial information included herein.

	Year ended December 31,
	2006	2005	2004		2003		2002
Statement of Operations Data:
Net sales	$35,428	$29,190		$37,193		$36,260	$41,236
Costs of sales	$26,531	$22,726		$30,841		$29,627	$32,344
Gross profit	$8,897	$6,464		$6,352		$6,633	$8,892
Operating expenses	$6,275	$5,812		$6,402		$6,856	$7,447
Income (loss) from operations	$2,622	$652	$	(50)	$	(223)	$1,445
Interest expense, net	$1,691	$1,231		$1,350		$1,103	$832
Other (income) expense	$(191)	$(45)		$(208)		$23	$278
Income (loss) before income taxes and minority interest	$1,122	$(534)		$(1,192)		$(1,349)	$335
Income tax (benefit) expense	$(774)	$(200)		$1,286		$(782)	$39
Minority interest	$1	$0		$1		$0	$6
Net income (loss)	$1,895	$(333)		$(2,479)		$(566)	$302
Earnings (loss) per common share
Basic	$0.91	$(.17)		$(1.28)		$(0.30)	$0.18
Diluted	$0.85	$(.17)		$(1.28)		$(0.30)	$0.16
Other Financial Data:
Gross margin percentage	25.11%	22.14%		17.08%		18.29%	21.56%
Capital Expenses	$553	$550		$306		$2,007	$2,478
Depreciation & Amortization	$1,205	$1,463		$1,651		$1,619	$1,588
Balance Sheet Data:
Working capital (deficit)	$1,848	$(2,426)		$(2,790)		$(706)	$(2,907)
Total assets	$26,645	$23,536		$27,888		$30,270	$30,272
Short-term obligations (1)	$9,422	$8,618		$9,962		$6,692	$7,385
Long-term obligations	$6,887	$6,039		$6,491		$8,909	$5,726
Stockholders’ Equity	$5,102	$2,726		$2,951		$5,212	$5,474

(1)	Short term obligations consist of primarily of borrowings under bank line of credit and current portion of long-term debt.

(2)	The 2004 and 2003 statement of operations has been restated for reclassification of other income to income from operations.

The following table sets forth selected unaudited statements of operations for each quarter of fiscal 2006 and 2005:

	For the Year Ended December 31, 2006 (1)
	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter (2)

Net sales	$8,156,223	$8,996,935	$8,602,733	$9,672,264
Gross profit	$1,953,315	$2,197,111	$2,252,863	$2,493,821
Net income	$219,768	$205,699	$315,464	$1,153,818
Earnings per common share
Basic	$0.11	$0.10	$0.15	$0.54
Diluted	$0.10	$0.10	$0.15	$0.49

(1)
Earnings per common share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly per common share information may not equal the annual earnings per common share.

(2)
During the fourth quarter 2006, management of the Company conducted an analysis of the recoverability of the deferred tax asset based on results of operations during the fourth quarter of 2005 and for the full year of 2006, expected continued achievement of and continuing improvement in operating results for the forseeable future and anticipated repatriations of profits and services income to be generated from the Company’s foreign subsidiaries. As a result of such analysis, management determined that the net recorded deferred tax asset in the amount of 1,127,000 is more likely than not to be realized.

	For the Year Ended December 31, 2005 (1)
	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter

Net sales	$9,103,327	$7,572,626	$6,033,831	$6,480,019
Gross profit	$1,873,993	$1,582,954	$1,242,186	$1,765,016
Net income	$84,488	$(53,616)	$(416,267)	$52,186
Earnings per common share
Basic	$0.04	$(0.03)	$(0.21)	$0.03
Diluted	$0.04	$(0.03)	$(0.21)	$0.02

(1)
Earnings per common share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly per common share information may not equal the annual earnings per common share

Item No. 7 Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company produces film products for novelty, packaging and container applications. These products include metalized balloons; latex balloons and related latex toy products, films for packaging applications, and flexible containers for packaging and storage applications. We produce all of our film products for packaging and container applications at the facilities in Barrington, Illinois. We produce all of our latex balloons and latex products at our facility in Guadalajara, Mexico. Substantially all of our film products for packaging applications and flexible containers for packaging and storage are sold to customers in the United States. We market and sell our novelty items - principally metalized balloons and latex balloons - in the United States, Mexico, the United Kingdom and a number of additional countries.

Our net sales from each of our product categories in each of the past three years have been as follows:

	(000 Omitted)
	$	% of	$	% of	$	% of
Product Category	2006	Net Sales	2005	Net Sales	2004	Net Sales

Metalized Balloons	17,050	48.1%	11,737	40.2%	16,238	43.7%

Films	8,412	23.7%	7,616	26.1%	8,808	23.7%

Pouches	3,081	8.7%	4,079	14.0%	5,028	13.5%

Latex Balloons	6,083	17.2%	4,855	16.6%	5,244	14.1%

Helium/Other	802	2.3%	903	3.1%	1,875	5.0%

Total	35,428	100.0%	29,190	100.0%	37,193	100.0%

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

Selling, general and administrative expenses include the compensation and benefits paid to our employees, all other selling expenses, marketing, promotional expenses, travel and other corporate administrative expenses. These other corporate administrative expenses include professional fees, non-production related depreciation and amortization, occupancy costs, communication costs and other similar operating expenses. Selling, general and administrative expenses can be affected by a number of factors, including staffing levels and the cost of providing competitive salaries and benefits, the cost of regulatory compliance and other administrative costs.

Purchases by a limited number of customers represent a significant portion of our total net sales. In 2006, sales to our top 10 customers represented 61.2% of net revenues. During 2006, there were two customers to whom our sales represented more than 10% of net revenues and in 2005 there were three customers to whom our sales represented more then 10% of net revenues.

Customer	Product	2006 Sales	% of 2006 Revenues	2005 Sales	% of 2005 Revenues

Dollar Tree Stores	Balloons	$8,596,000	24.3	$3,987,000	13.6
Rapak L.L.C	Film	$7,110,000	20.1	$6,860,000	23.5
ITW	Pouches	$2,526,000	7.1	$3,889,000	13.3

The loss of one or more of these principal customers, or a significant reduction in purchases by one or more of them, could have a material adverse effect on our business.

Results of Operations

The following table sets forth selected results of our operations expressed as a percentage of net sales for the years ended December 31, 2006, 2005 and 2004. Our results of operations for the periods described below are not necessarily indicative of results of operations for future periods.

	Year ended December 31,
	2006	2005	2004

Net sales	100.0%	100.0%	100.0%
Costs and expenses:
Cost of products sold	74.9	77.9	82.9
Operating expenses	17.7	19.9	17.2

Income from operations	7.4	2.2	(0.1)
Interest expense	(4.8)	(4.2)	(3.6)
Other income	0.5	0.2	0.6

Income (loss) before income taxes	3.1	(1.8)	(3.2)
Provision for income taxes	(2.2)	(0.7)	3.4

Net profit (loss)	5.3%	(1.1)%	(6.6)%

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Net Sales

For the fiscal year ended December 31, 2006, consolidated net sales from the sale of all products were $35,428,000 compared to consolidated net sales of $29,190,000 for the year ended December 31, 2005, an increase of 23.1%. The increase in net sales is attributable principally to an increase in (i) metalized balloon sales from $11,737,000 in 2005 to $17,050,000 in 2006 and (ii) latex balloon sales from $4,855,000 in 2005 to $6,083,000 in 2006.

The increase in metalized balloon sales reflects, principally, an increase in sales of these products to a principal customer, Dollar Tree Stores. Sales to this chain increased from $3,987,000 in 2005 to $8,596,000 in 2006.

Sales of commercial films increased by 10% from $7,616,000 in 2005 to $8,412,000 in 2006. Most of this increase is reflected in increased sales to Rapak, LLC.

Sales of pouches declined from $4,079,000 to $3,081,000. The decline is accounted for by reduced sales to ITW Spacebag. Sales of our vacuumable pouch line in 2006 were $319,000.

The increase in latex balloon sales occurred as the result of increased levels of production achieved by our Guadalajara facility and increases in sales to several customers in the United States and Mexico.

Cost of Sales

Cost of sales declined from 77.9% of net sales in 2005 to 74.9% of net sales in 2006. This improvement in gross margin has resulted from production efficiencies which include (i) the allocation of production overhead among a larger number of units produced and (ii) stabilization in the cost of raw materials.

General and Administrative Expenses

For 2006, general and administrative expenses were $4,554,000 or 12.9% of net sales compared to $3,847,000 or 13.2% of net sales in 2005. The increases in general and administrative expenses consisted principally of (i) salary increases to existing personnel, (ii) new personnel and (iii) increases in audit expenses. The decline in general and administrative expenses as a percent of sales is attributable to the increase in net sales in 2006 over 2005.

We anticipate additional general and administrative expenses during 2007 as we expand our operations related to the production of vacuumable zippered pouches and enhance our accounting and administrative functions.

Selling

Selling expenses declined from $928,000 or 3.2% of net sales in 2005 to $847,000 or 2.4% of net sales in 2006. This decline is attributable principally to the change in position of the executive from sales to marketing during 2006.

Advertising and Marketing

Advertising and marketing expenses increased from $913,000 or 3.1% of net sales in 2005 to $1,201,000 or 3.4% of net sales in 2006. This increase is attributable principally to the change in position described with respect to selling expense.

We anticipate incurring additional advertising and marketing expenses during 2007 in connection with the introduction, marketing and sale of our new product line of vacuumable zippered pouches.

Other Operating Expense (Income)

During 2006, we had income from the settlement of vendor claims totaling $472,000 and we incurred losses on the disposition of assets in the amount of $145,000. In 2005, we did not generate income from the settlement of vendor claims and did not have any gain or loss from the disposition of assets.

Other Expense

During 2006, the Company incurred $1,691,000 in net interest expense compared to net interest expense in 2005 of $1,231,000. The increase in interest expense is attributable to the fact that debt levels during 2006 were higher than 2005.

Foreign currency gains realized in 2006 were $191,000 compared to gains of $45,000 in 2005.

Net Income or Loss

The Company had net income for 2006 of $1,895,000 compared to a net loss of $333,000 for 2005. The 2006 net income included an income tax benefit of $774,000 and, absent the tax benefit was $1,121,000 as compared to loss of $534,000 in 2005.

Income Taxes

For 2006, the Company recognized an income tax benefit of $774,000. On the basis of results of operations over the past five quarters, anticipated repatriation of income from foreign subsidiaries, charges to foreign subsidiaries and the expectation of continued achievement of and improvement in operating results for the foreseeable future, the management of the Company has determined that it is more likely than not that the Company will realize the recorded value of its net deferred tax assets. In 2005, the Company recognized an income tax benefit of $200,000 arising from the deferred tax benefit of the loss incurred for the year. Management determined based upon the evaluation of certain transactions involving the repatriation of profits from its U.K. and Mexico subsidiaries that it was more likely than not that deferred tax assets would be realized in 2006. There can be no assurance that the Company will realize the benefit of its deferred tax assets.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Net Sales

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

Cost of Sales

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

General and Administrative Expenses

For fiscal 2005, administrative expenses were $3,847,000, or 13.2% of net sales, compared to administrative costs in fiscal 2004 of $4,411,000, or 11.8% of net sales, a reduction of $564,000 or 12.7%. The decrease in administrative costs during 2005 is attributable to the following items: (i) a reduction of $167,000 in consulting fees, (ii) a decrease of $146,000 in legal expense, and (iii) a reduction of $102,000 in bad debt expense.

We do not anticipate further decreases in administrative expenses during fiscal 2006.

Selling

Selling expenses declined from $1,289,000 in fiscal 2004, or 3.4% of net sales, to $928,000 in fiscal 2005, or 3.2% of net sales. Components of the decline in selling expenses for 2005 were: (i) a reduction in royalties of $190,000, (ii) a reduction in salary expense of $188,000 and (iii) a reduction in commissions of $65,000.

Advertising and Marketing

Advertising and marketing expenses declined from $1,221,000 in fiscal 2004 or 3.3% of net sales, to $913,000 in fiscal 2005 or 3.1% of net sales. The components of the decline in expense for 2005 included: (i) reduced salary expense of $73,000 and (ii) a reduction in service fees of $160,000.

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

These items of gain on the sales of assets and other income were reported as Other Income in the Consolidated Statements of Operations for the year ended December 31, 2004 and have been reclassified into income (loss) from operations in the Restated Consolidated Statements of Operations for that year.

Other Income (Expense)

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

Income Taxes

In 2005, the Company recognized an income tax benefit of $200,000 arising from the deferred tax benefit of the loss incurred for the year. Management had determined based upon the evaluation of certain transactions involving the repatriation of profits from its U.K. subsidiary that it is more likely than not that deferred tax assets will be realized in 2006. In 2004, the Company incurred an income tax expense of $1,286,000, which represented the amount of the reserve the Company took against the then outstanding deferred tax benefit recorded by the Company.

Financial Condition, Liquidity and Capital Resources

Cash Flow From Operating Activities  Cash flow used in operations for the fiscal year ended December 31, 2006 was $1,353,000, compared to cash flow generated in operations for the fiscal year ended December 31, 2005 of $2,658,000. Significant changes in components of operations contributing to cash flow from operations during 2006 were:

•	Depreciation and amortization of $1,424,000

•	A decrease in the valuation allowance of deferred income taxes in the amount of $744,000

•	Other non-cash charges for reserves and allowances of $421,000

•	An increase in accounts receivable of $2,440,000

•	An increase in inventory of $1,063,000

•	A decrease in trade payables in the amount of $1,352,000

•	An increase in accrued liabilities of $652,000

Depreciation and amortization declined by $56,000 in 2006 compared to 2005. We anticipate the level of depreciation to increase in 2007 compared to 2006, reflecting anticipated investments in plant and equipment during 2007. We anticipate further increases in both accounts receivable and trade payables particularly during the second half of 2007, as we experience anticipated inventory build-up and sales of our new zippered vacuumable pouch product line.

Cash Flows From Investing Activities  During 2006, we used $553,000 in investing activities, consisting of purchases of equipment. During 2007, we anticipate increased levels of investing activities as we invest in both plant and equipment to improve and develop our production facilities for our new zippered vacuumable pouch line and expanded production of latex balloons.

Cash Flows From Financing Activities  During fiscal 2006, cash provided by financing activities amounted to $2,045,000, compared to cash used in financing activities of $2,474,000 during fiscal 2005. During 2006, we received $2,647,000 in proceeds from the issuance of long-term debt and subordinated debt and warrants and we repaid long term debt of  $1,323,000. We received proceeds of $1,267,000 under our revolving line of credit.

On February 1, 2006, we entered into a Loan Agreement with Charter One Bank, Chicago, Illinois, under which, as amended, the Bank has agreed to provide a credit facility to our Company in the total amount of $13,300,000, which includes (i) a five year mortgage loan secured by our Barrington, Illinois property in the principal amount of $2,800,000, amortized over a 20 year period, (ii) a five year term-loan secured by our equipment at the Barrington, Illinois plant in the amount of $3,500,000 and (iii) a three-year revolving line of credit up to a maximum amount of $7,000,000, secured by inventory and receivables. The amount we can borrow on the revolving line of credit includes 85% of eligible accounts receivable and 60% of eligible inventory.

Certain terms of the loan agreement include:

•	Restrictive Covenants: The Loan Agreement includes several restrictive covenants under which we are prohibited from, or restricted in our ability to:

•	Borrow money;

•	Pay dividends and make distributions;

•	Issue stock;

•	Make certain investments;

•	Use assets as security in other transactions;

•	Create liens;

•	Enter into affiliate transactions;

•	Merge or consolidate; or

•	Transfer and sell assets.

•	Financial Covenants: The loan agreement includes a series of financial covenants we are required to meet including:

•	We are required to maintain a tangible net worth in excess of $3,500,000;

•	We are required to maintain specified ratios of senior debt to EBITDA on an annual basis and determined quarterly commencing as of June 30, 2006; and,

•	We are required to maintain a specified level of EBITDA to fixed charges for the six months ended June 30, 2006, the nine months ending September 30, 2006 and twelve months thereafter.

The loan agreement provides for interest at varying rates in excess of the Bank’s prime rate, depending on the level of senior debt to EBITDA over time. The interest rate at year end is 8.50%. On a quarterly basis, this ratio will be measured and the interest rate changed in accordance to the table below.

When Senior Debt to Equity is:	The Premium to the Prime Rate is:
Greater or equal to 4.50 to 1.00	1.00%
Between 4.50 to 1.00 and 4.00 to 1.00	0.75%
Between 4.00 to 1.00 and 3.50 to 1.00	0.50%
Between 3.50 to 1.00 and 2.75 to 1.00	0.25%
Less than 2.75 to 1.00	0.00%

Also, under the loan agreement, we are required to purchase a swap agreement with respect to at least 60% of the mortgage and term loan portions of our loan. On April 5, 2006, we entered into a swap arrangement with Charter One Bank with respect to 60% of the principal amounts of the mortgage loan and the term loan, which had the effect of fixing the interest rate for such portions of the loans at 8.49% for the balance of the loan terms. These swap arrangements are subject to some market variation due to market interest rate variability. Management believes that these variations will not materially affect the results of the company. As of December 31, 2006, the net effect of these market adjustments was $55,000, which has been recorded in the Company’s consolidated financial statements.

Each of John H. Schwan and Stephen M. Merrick, officers, directors and principal shareholders of the Company have personally guaranteed the obligations of the company to Charter One Bank up to $1,400,000.

This loan closed on February 1, 2006. At that time, we used $10,353,000 of proceeds of the loan to pay off then existing bank loan balances of our Company.

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

On June 6, 2006, we entered into a Standby Equity Distribution Agreement with Cornell Capital pursuant to which we may, at our discretion, periodically sell to Cornell Capital shares of common stock for a total purchase price of up to $5 million. For each share of common stock purchased under the Standby Equity Distribution Agreement, Cornell Capital will pay one hundred percent (100%) of the lowest volume weighted average price (as quoted by Bloomberg, LP) of our common stock on the NASDAQ Capital Market or other principal market on which our common stock is traded for the five (5) days immediately following the notice date. The number of shares purchased by Cornell Capital for each advance is determined by dividing the amount of each advance by the purchase price for the shares of common stock. Furthermore, Cornell Capital will receive five percent (5%) of each advance in cash under the Standby Equity Distribution Agreement as an underwriting discount. Cornell’s obligation to purchase shares of our common stock under the Agreement is subject to certain conditions, including: (i) we shall have obtained an effective registration statement for the shares of common stock sold to Cornell under the Agreement and (ii) the amount of each advance requested by us under the Agreement shall not be more than $100,000.

Cornell Capital is a private limited partnership whose business operations are conducted through its general partner, Yorkville Advisors, LLC. In addition, we engaged Newbridge Securities Corporation, a registered broker-dealer, as our placement agent in connection with the Standby Equity Distribution Agreement. For its services, Newbridge received 3,500 shares of our common stock on or about June 8, 2006, equal to approximately $11,200 based on our stock price of $3.20 when the shares were issued on June 26, 2006. The effectiveness of the sale of the shares under the Standby Equity Distribution Agreement was conditioned upon us registering the shares of common stock with the SEC and obtaining all necessary permits or qualifying for exemptions under applicable state law. Except as stated above, there are no other significant closing conditions to draw under the Standby Equity Distribution Agreement.

Pursuant to the Standby Equity Distribution Agreement, we may periodically sell shares of common stock to Cornell Capital to raise capital to fund our working capital needs. The periodic sale of shares is known as an advance. We may request an advance every five (5) trading days. A closing will be held the first trading day after the pricing period at which time we will deliver shares of common stock and Cornell Capital will pay the advance amount. There are no closing conditions imposed on CTI for any of the draws other than that CTI has filed its periodic and other reports with the SEC, has delivered the stock for an advance, and the trading of CTI’s common stock has not been suspended. We may request advances under the Standby Equity Distribution Agreement until Cornell Capital has advanced $5 million or twenty-four (24) months after the effective date of this Registration Statement, whichever occurs first. It is unlikely that we will be able to draw the entire amount of $5 million before twenty-four (24) months after the effective date of this Registration Statement, given the limitations on the size and frequency with which we may request advances from Cornell Capital, unless our stock price increases significantly.

The amount of each advance is subject to a maximum amount of $100,000, and we may not submit an advance within five (5) trading days of a prior advance. The amount available under the Standby Equity Distribution Agreement is not dependent on the price or volume of our common stock. Our ability to request advances is conditioned upon us registering the shares of common stock with the SEC. In addition, we may not request advances if the shares to be issued in connection with such advances would result in Cornell Capital owning more than 9.9% of our outstanding common stock. Cornell Capital’s beneficial ownership of CTI common stock was 0% before the initial advance. We would be permitted to make draws on the Standby Equity Distribution Agreement only so long as Cornell Capital’s beneficial ownership of our common stock remains lower than 9.9% and, therefore, a possibility exists that Cornell Capital may own more than 9.9% of CTI’s outstanding common stock at a time when we would otherwise plan to make an advance under the Standby Equity Distribution Agreement.

We do not have any agreements with Cornell Capital regarding the distribution of such stock, although Cornell Capital has indicated that it intends to promptly sell any stock received under the Standby Equity Distribution Agreement.

We cannot predict the actual number of shares of common stock that will be issued pursuant to the Standby Equity Distribution Agreement, in part, because the purchase price of the shares will fluctuate based on prevailing market conditions, and we have not determined the total amount of advances we intend to draw. Nonetheless, we can estimate the number of shares of our common stock that will be issued using certain assumptions. We have registered 400,000 shares of common stock for the sale under the Standby Equity Distribution Agreement. The Company and Cornell have agreed that the Company will not sell to Cornell Capital in excess of 400,000 shares unless and until the Company shall have obtained shareholder approval for such sales. In order to access all funds available to us under the Standby Equity Distribution Agreement with the 400,000 shares being registered in this offering, the average price of shares issued under the Standby Equity Distribution Agreement would need to be $12.50.

On December 28, 2006, we filed a Registration Statement for the registration of 403,500 shares of our common stock. On January 26, 2007, the Registration Statement was declared effective. Since that time, to March 20, 2007, we have sold an aggregate of 45,306 shares of common stock to Cornell under the SEDA and have received net proceeds from the sale of those shares in the amount of $217,000. We intend to continue to sell shares to Cornell under the SEDA.

Current Assets. As of December 31, 2006, the total current assets of the Company were $16,491,000, compared to total current assets of $12,335,000 as of December 31, 2005. The change in current assets reflects, principally, (i) an increase in receivables of $2,099,000, (ii) an increase in inventories of $952,000, (iii) an increase in cash and equivalents of $123,000, (iv) a decrease in prepaid expenses of $43,000 and (v) an increase in the current portion of the Company’s net deferred tax asset of $1,026,000. The increase in receivables is a reflection of the increased level of sales of the Company during the second half of 2006. Similarly, the increase in net inventories of the Company from December 31, 2005 to December 31, 2006, is a reflection of substantially increased levels of sales in both metalized and latex balloons. We anticipate that both receivables and inventories will increase further during the second half of 2007 as we commence our production and sales of zippered vacuumable pouches.

Property, Plant and Equipment. During fiscal 2006, the Company invested $553,000 in capital items. Although we do not have specific commitments for capital expenses in 2007, we anticipate that investment in plant and equipment will exceed 2006 levels.

Current Liabilities. Total current liabilities decreased from $14,761,000 as of December 31, 2005 to $14,643,000 as of December 31, 2006. Changes in current liabilities included: (i) a decrease of $1,307,000 in trades payable, (ii) an increase of $1,267,000 in the amount outstanding on our revolving line of credit, (iii) a decrease of $381,000 in the current portion of long term debts and (v) an increase of $776,000 in accrued liabilities.

Liquidity and Capital Resources. As of December 31, 2006, our current assets exceeded our current liabilities by $1,848,000. In addition, during 2007 through March 20, 2007, we have received $217,000 in net proceeds from the sale of our stock to Cornell under the SEDA and we anticipate receiving additional net proceeds from the sale of stock to Cornell under the SEDA. We believe that we have sufficient cash and financial resources to meet our operating requirements through December 31, 2007.

Shareholders’ Equity. Shareholders’ equity was $5,102,000 as of December 31, 2006 compared to $2,726,000 as of December 31, 2005.

The contractual commitments of the Company, determined as of December 31, 2006, over the next five years are as follows:

	Payments due by Period
					2012
	Total	2007	2008-2009	2010-2011	And Thereafter

Revolving line of credit	$6,318	$6,318	$-	$-	$-
Current maturities of long-term debt	$3,104	$3,104	$-	$-	$-
Long-Term debt, net of current maturities	$5,593	$-	$1,447	$4,146	$-
Estimated interest payments	$1,962	$721	$871	$370	$-
Lease Obligations (includes real estate taxes)	$1,426	$428	$409	$175	$414
Licenses	$183	$92	$91	$-
Total contractual obligations	$18,586	$10,663	$2,818	$4,691	$414

The Company does not have any current material commitments for capital expenditures.

Seasonality

In the metalized product line, sales have historically been seasonal with approximately 45% occurring in the period from December through March of the succeeding year and 21% being generated in the period July through October in recent years. The sale of latex balloons, pouches and laminated film products have not historically been seasonal, and as sales in these product lines have increased as a percentage of total sales, the seasonality of the Company's total net sales has decreased.

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

Inventory Valuation. Inventories are stated at the lower of cost or market. Cost is determined using standard costs which approximate costing determined on a first-in, first out basis. Standard costs are reviewed and adjusted at the time of introduction of a new product or design, periodically and at year end based on actual direct and indirect production costs. On a periodic basis, the Company reviews its inventory levels for estimated obsolescence or unmarketable items, in reference to future demand requirements and shelf life of the products. As of December 31, 2006, the Company had established a reserve for obsolescence, marketability or excess quantities with respect to inventory in the aggregate amount of $276,000. As of December 31, 2005, the amount of the reserve was $255,000. In addition, on a periodic basis, the Company disposes of inventory deemed to be obsolete or unsaleable and, at such time, records an expense for the value of such inventory.

Valuation of Long-Lived Assets. We evaluate whether events or circumstances have occurred which indicate that the carrying amounts of long-lived assets (principally property and equipment and goodwill) may be impaired or not recoverable. Significant factors which may trigger an impairment review include: changes in business strategy, market conditions, the manner of use of an asset, underperformance relative to historical or expected future operating results, and negative industry or economic trends. FASB issued Statement No. 142, "Goodwill and Other Intangible Assets," which requires that goodwill be evaluated annually for impairment by applying a fair-value based test. We have conducted a valuation analysis in consultation with valuation consulting firms of our goodwill in our Mexico subsidiary as of December 2004, 2005 and 2006. As of December 31, 2005, we determined in consultation with a valuation consulting firm, that the fair value of the Company’s interest in Flexo Universal was $989,000, and the carrying value of $1,113,000 was impaired by $124,000. Accordingly, we recorded the amount of this impairment as an expense and reduced the carrying value of the Company’s interest in Flexo Universal to $989,000. As of December 31, 2006, we determined that the recorded value of the Company’s goodwill associated with Flexo Universal was not impaired.

Income Taxes and Deferred Tax Assets. Income taxes are accounted for as prescribed in SFAS No. 109-Accounting for Income Taxes. Under the asset and liability method of Statement 109, the Company recognizes the amount of income taxes currently payable. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities, and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years these temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when management cannot, in its opinion, determine that it is more likely than not that the Company will recover the recorded value of the deferred tax asset.

As of December 31, 2006, the Company had a net deferred tax asset of $1,127,000, representing the amount the Company may recover in future years from future taxable income. As of December 31, 2005, the amount of the deferred tax asset was $2,807,000. Each quarter and year-end management makes a judgment to determine the extent to which the deferred tax asset will be recovered from future taxable income. The Company recorded a deferred tax asset benefit in the amount of $774,000 during 2006 as management has determined that this deferred tax asset is more likely than not to be realized.

Recently Issued Accounting Standards

Accounting Pronouncements Not Yet Implemented

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement clarifies how to measure fair value as permitted under other accounting pronouncements but does not require any new fair value measurements. The Company will be required to adopt SFAS No. 157 as of January 1, 2008. The Company is currently evaluating the impact of SFAS 157 and does not believe it will have a material impact on its financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No.108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in the current year financial statements. SAB 108 is effective for fiscal years ended on or after November 15, 2006. The Company has evaluated the impact of adopting SAB 108 on the Company’s financial statements and does not believe such adoption will have a material effect.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB No. 109 (“FIN 48”), which prescribes accounting for and disclosure of uncertainty in tax positions. This interpretation defines the criteria that must be met for the benefits of a tax position to be recognized in the financial statements and the measurement of tax benefits recognized. The provisions of FIN 48 are effective as of the beginning of the Company’s 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company has evaluated the impact of adopting FIN 48 on the Company’s financial statements and does not believe such adoption will have a material effect.

Item No. 7A - Qualitative And Quantitative Disclosures About Market Risk

The Company is exposed to various market risks, primarily foreign currency risks and interest rate risks.

The Company's earnings are affected by changes in interest rates as a result of variable rate indebtedness. If market interest rates for our variable rate indebtedness averaged 1% more than the interest rate actually paid for the years ending December 31, 2006, 2005 and 2004, our interest rate expense would have increased, and income (loss) before income taxes would have decreased (increased) by $96,000, $72,000 and $92,000, for these years, respectively. These amounts are determined by considering the impact of the hypothetical interest rates on our borrowings. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to reduce our exposure to such change. However, due to the uncertainty of the specific actions we would take and their possible effects, the sensitivity analysis assumes no change in our financial structure.

The Company's earnings and cash flows are subject to fluctuations due to changes in foreign currency rates, particularly the Mexican peso, the British pound and the euro, as the Company produces and sells products in Mexico for sale in the United States and other countries and the Company's U.K. subsidiary purchases balloon products from the Company in U.S. Dollars and sells throughout Europe. Also, the Mexican subsidiary purchases goods from external sources in U.S. Dollars and is affected by currency fluctuations in those transactions. Substantially all of the Company's purchases and sales of goods for its operations in the United States are done in U.S. Dollars. However, the Company's level of sales in other countries may be affected by currency fluctuations. As a result, exchange rate fluctuations may have an effect on sales and gross margins. Accounting practices require that the Company's results from operations be converted to U.S. dollars for reporting purposes. Consequently, the reported earnings of the Company in future periods may be affected by fluctuations in currency exchange rates, generally increasing with a weaker U.S. dollar and decreasing with a strengthening U.S. dollar. To date, we have not entered into any transactions to hedge against currency fluctuation effects.

We have performed a sensitivity analysis as of December 31, 2006 that measures the change in the results of our foreign operations arising from a hypothetical 10% adverse movement in the exchange rate of all of the currencies the Company presently has operations in. Using the results of operations for 2006, 2005 and 2004 for the Company's foreign operations as a basis for comparison, an adverse movement of 10% would create a potential reduction in the Company's net income, or increase its net loss, before taxes, in the amount of, for each of those years, $248,000, $140,000 and $290,000, respectively.

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

Reference is made to the Consolidated Financial Statements contained in Part IV hereof.

Item No. 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item No. 9A - Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (together the “Certifying Officers”), of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2006, the end of the period covered by this report. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective as of December 31, 2006 to provide reasonable assurance that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Certifying Officers, as appropriate, to allow for timely decisions regarding required disclosure.

Inherent Limitations of Effectiveness of Controls

Management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of the management and the Board; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Company assets that could have a material effect on the financial statements.

Management personnel, including the Certifying Officers, recognize that our internal control over financial reporting cannot prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control over Financial Reporting

There has been no change during the Company’s fiscal quarter ended December 31, 2006 in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

Item No. 9B - Other Information

None

 PART III

The information to be provided under Part III is incorporated by reference to the definitive proxy materials of the Company if filed on or before April 30, 2007 or, if not filed on or before such date, shall be provided by amendment to this Annual Report on Form 10-K filed on or before April 30, 2007.

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

10.14	Loan and Security Agreement between Charter One Bank and the Company dated February 1, 2006 (Incorporated by reference to Exhibits contained in Registrant’s Report on Form 8-K dated February 3, 2006)

10.15	Warrant dated February 1, 2006, to purchase 151,515 shares of Common Stock - John H. Schwan (Incorporated by reference to Exhibits contained in Registrant’s Report on Form 8-K dated February 3, 2006)

10.16
Warrant dated February 1, 2006, to purchase 151,515 shares of Common Stock - Stephen M. Merrick (Incorporated by reference to Exhibits contained in Registrant’s Report on Form 8-K dated February 3, 2006)

10.17
Note dated February 1, 2006, CTI Industries Corporation to John Schwan in the sum of $500,000 (Incorporated by reference to Exhibits contained in Registrant’s Report on Form 8-K dated February 3, 2006)

10.18
Note dated February 1, 2006, CTI Industries Corporation to Stephen M. Merrick in the sum of $500,000 (Incorporated by reference to Exhibits contained in Registrant’s Report on Form 8-K dated February 3, 2006)

10.19	Production and Supply Agreement between ITW Spacebag and the Company dated March 17, 2006 (Incorporated by reference to Exhibits contained in Registrant’s Report on Form 8-K dated March 17, 2006)

10.20	License Agreement between Rapak, LLC and the Company dated April 28, 2006 (Incorporated by reference to Exhibit contained in Registrant’s Report on Form 8-K dated May 3, 2006)

10.21	Standby Equity Distribution Agreement between Cornell Capital Partners and the Company dated December 28, 2006)

10.22
Second Amendment to Loan Agreement between Charter One Bank and the Company dated December 18, 2006 (Incorporated by reference to Exhibit contained in Registrant’s Report on from 8-K dated December 21, 2006.)

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized on April 9, 2007.

CTI INDUSTRIES CORPORATION

By:	/s/ Howard W. Schwan
Howard W. Schwan, President

By:	/s/ Stephen M. Merrick
Stephen M. Merrick, Executive Vice President, Secretary, Chief Financial Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Howard W. Schwan Howard W. Schwan	President and Director	April 9, 2007

/s/ John H. Schwan John H. Schwan	Chairman and Director	April 9, 2007

/s/ Stephen M. Merrick Stephen M. Merrick	Executive Vice President, Secretary, Chief Financial Officer and Director	April 9, 2007

/s/ Stanley M. Brown Stanley M. Brown	Director	April 9, 2007

/s/ Bret Tayne Bret Tayne	Director	April 9, 2007

/s/ Michael Avramovich Michael Avramovich	Director	April 9, 2007

/s/ John I. Collins John I. Collins	Director	April 9, 2007

CTI Industries Corporation
and Subsidiaries

Consolidated Financial Statements

Years ended December 31, 2006, 2005 and 2004

Contents

Report of Independent Registered Public Accounting Firm	F-1
Consolidated Financial Statements:
Consolidated Balance Sheets as of December 31, 2006 and 2005	F-2
Consolidated Statements of Operations for the years ended
December 31, 2006, 2005 and 2004	F-3
Consolidated Statements of Stockholders’ Equity and Comprehensive Loss for the years ended
December 31, 2006, 2005 and 2004	F-4
Consolidated Statements of Cash Flows for the years ended
December 31, 2006, 2005 and 2004	F-5
Notes to Consolidated Financial Statements - December 31, 2006	F-6

Financial Statement Schedule:
Schedule II - Valuation and Qualifying Accounts for the years ended	F-28
December 31, 2006, 2005 and 2004

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
CTI Industries Corporation

We have audited the accompanying consolidated balance sheets of CTI Industries Corporation and Subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the three years in the period ended December 31, 2006, 2005 and 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These consolidated financial statements and consolidated schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CTI Industries Corporation and Subsidiaries as of December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, 2005 and 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company adopted the provisions of Statement of Finanacial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment”, applying the modified prospective method at the beginning of the year ended December 31, 2006.

/s/ Weiser LLP
New York, New York
April 9, 2007

CTI Industries Corporation and Subsidiaries
Consolidated Balance Sheets

	December 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$384,565	$261,982
Accounts receivable, (less allowance for doubtful accounts of $210,000	6,442,765	4,343,671
and $80,000 respectively)
Inventories, net	7,974,113	7,022,569
Net deferred income tax asset	1,025,782	0
Prepaid expenses and other current assets	664,020	707,082

Total current assets	16,491,245	12,335,304

Property, plant and equipment:
Machinery and equipment	18,763,007	18,869,276
Building	2,689,956	2,602,922
Office furniture and equipment	2,087,708	2,010,557
Land	250,000	250,000
Leasehold improvements	459,502	510,134
Fixtures and equipment at customer locations	2,330,483	2,330,483
Projects under construction	289,229	130,994
	26,869,885	26,704,366
Less : accumulated depreciation and amortization	(18,277,611)	(17,087,622)

Total property,plant and equipment, net	8,592,274	9,616,744

Other assets:
Deferred financing costs, net	207,049	74,396
Goodwill	989,108	989,108
Net deferred income tax asset	101,102	352,689
Other assets (due from related party $30,000 and $19,000, respectively)	264,161	167,809

Total other assets	1,561,420	1,584,002

TOTAL ASSETS	$26,644,939	$23,536,050
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Checks written in excess of bank balance	$108,704	$500,039
Trade payables	3,410,869	4,717,733
Line of credit	6,317,860	5,050,753
Notes payable - current portion	948,724	1,329,852
Notes payable - officers, current portion, net of debt discount	2,155,284	2,237,292
Accrued liabilities	1,701,933	925,719

Total current liabilities	14,643,374	14,761,388

Long-term liabilities:
Other liabilities (related parties $1,274,000 and $1,056,000)	1,294,272	1,644,339
Notes payable	4,866,008	4,394,390
Notes payable - officers, subordinated, net of debt discount	726,688	0
Total long-term liabilities	6,886,968	6,038,729
Minority interest	12,672	10,091
Stockholders' equity:
Preferred Stock — no par value 2,000,000 shares authorized
0 shares issued and outstanding	0	0
Common stock - no par value, 5,000,000 shares authorized,
2,412,297 and 2,268,270 shares issued, 2,142,097 and
2,036,474 shares outstanding, respectively	3,764,020	3,764,020
Paid-in-capital	6,100,587	5,869,828
Warrants issued in connection with subordinated debt and bank debt	1,038,487	595,174
Accumulated deficit	(4,445,897)	(6,340,646)
Accumulated other comprehensive loss	(297,490)	(223,420)
Less:
Treasury stock - 270,200 and 231,796 shares, respectively	(1,057,782)	(939,114)

Total stockholders' equity	5,101,925	2,725,842

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$26,644,939	$23,536,050

See accompanying notes to consolidated financial statements

CTI Industries Corporation and Subsidiaries
Consolidated Statements of Operations

	Year Ended December 31,
	2006	2005	2004

Net sales	$35,428,155	$29,189,974	$37,193,109

Cost of sales	26,531,045	22,725,825	30,840,989

Gross profit	8,897,110	6,464,149	6,352,120

Operating expenses:
General and administrative	4,554,324	3,846,538	4,410,595
Selling	847,244	928,444	1,288,598
Advertising and marketing	1,200,782	913,071	1,221,122
Loss (gain) on sale of asset	144,936	-	(122,499)
Other operating income	(471,802)	-	(395,489)
Asset impairment loss	-	124,000	-

Total operating expenses	6,275,484	5,812,053	6,402,327

Income (loss) from operations	2,621,626	652,096	(50,207)

Other income (expense):
Interest expense	(1,713,801)	(1,230,964)	(1,350,085)
Interest income	22,976		-
Foreign currency gain	191,270	45,128	208,213

Total other (expense)	(1,499,555)	(1,185,836)	(1,141,872)

Income (loss) before income taxes and minority interest	1,122,071	(533,740)	(1,192,079)

Income tax (benefit) expense	(774,195)	(200,392)	1,286,232

Income (loss) before minority interest	1,896,266	(333,348)	(2,478,311)

Minority interest in income (loss) of subsidiary	1,517	(139)	1,063

Net income (loss)	$1,894,749	$(333,209)	$(2,479,374)

Income (loss) applicable to common shares	$1,894,749	$(333,209)	$(2,479,374)

Basic income (loss) per common share	$0.91	$(0.17)	$(1.28)

Diluted income (loss) per common share	$0.85	$(0.17)	$(1.28)

Weighted average number of shares and equivalent shares
of common stock outstanding:
Basic	2,087,145	1,977,235	1,930,976

Diluted	2,234,901	1,977,235	1,930,976

See accompanying notes to consolidated financial statements

CTI Industries Corporation and Subsidiaries
Consolidated Statements of Stockholders' Equity and Comprehensive Loss

				Value of warrants issued in connection with		Accumulated Other	Less
	Common Stock		Paid-in	subordinated	Accumulated	Comprehensive	Treasury Stock
	Shares	Amount	Capital	debt	Deficit	Loss	Shares	Amount	TOTAL
Balance, December 31, 2003	2,150,216	$3,764,020	$5,554,332	$595,174	$(3,528,063)	$(234,778)	231,796	$(939,114)	$5,211,581

Stock issued in settlement of vendor
obligations	35,681	$-	$61,079						$61,079

Net Loss					$(2,479,374)				$(2,479,374)

Other comprehensive income
Foreign currency translation						$157,884			$157,884

Total comprehensive loss									$(2,321,490)

Balance, December 31, 2004	2,185,897	$3,764,020	$5,615,411	$595,174	$(6,007,437)	$(76,884)	231,796	$(939,114)	$2,951,170
Options Exercised	32,144		$53,501						$53,501

Stock issued in settlement of vendor
obligations	50,229		$200,916						$200,916

Net Loss					($333,209)				$(333,209)

Other comprehensive loss
Foreign currency translation						($146,536)			$(146,536)

Total comprehensive loss									$(479,745)

Balance, December 31, 2005	2,268,270	$3,764,020	$5,869,828	$595,174	$(6,340,646)	$(223,420)	231,796	$(939,114)	$2,725,842
Options Exercised	21,477		$41,577						$41,577

Warrants Exercised	119,050		$178,192						$178,192

Shares Surrendered to Exercise Warrants							38,404	$(118,668)	$(118,668)

Issue of warrants
related to subordinated debt				$443,313					$443,313

Stock issued in advance for services
relating to the SEDA agreement	3,500		$10,990						$10,990

Net Income					$1,894,749				$1,894,749

Other comprehensive loss
Foreign currency translation						$(74,070)			$(74,070)

Total comprehensive income									$1,820,679

Balance, December 31, 2006	2,412,297	$3,764,020	$6,100,587	$1,038,487	$(4,445,897)	$(297,490)	270,200	$(1,057,782)	$5,101,925

See accompanying notes to consolidated financial statements

CTI Industries Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2006		2005	2004

Cash flows from operating activities:
Net income (loss)		$1,894,749	$(333,209)	$(2,479,374)
Adjustment to reconcile net income (loss) to cash
(used in) provided by operating activities:
Depreciation and amortization		1,424,385	1,479,916	1,639,808
Deferred gain on sale/leaseback		0	0	(175,271)
Amortization of debt discount		102,939	35,967	251,490
Minority interest in loss of subsidiary		1,517	65	1,063
Loss on sale of asset		144,936	0	0
Loss on impairment of goodwill		0	124,000	0
Gain on cancellation of vendor claim		(471,802)	0	0
Provision for losses on accounts receivable		202,571	145,000	288,562
Provision for losses on inventories		218,730	205,000	60,000
Shares issued for services		0	200,916	0
Deferred income taxes		(774,195)	(200,392)	1,189,135
Change in operating assets and liabilities:
Accounts receivable		(2,440,174)	1,680,617	(1,523,274)
Inventories		(1,063,203)	1,129,594	890,945
Prepaid expenses and other assets		106,112	167,332	397,345
Trade payables		(1,351,823)	(825,275)	(925,237)
Accrued liabilities		651,861	(1,151,032)	0

Net cash (used in) provided by operating activities		(1,353,397)	2,658,499	(384,808)

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment		0	151,206	22,123
Purchases of property, plant and equipment		(552,798)	(551,256)	(281,494)

Net cash used in investing activities		(552,798)	(400,050)	(259,371)

Cash flows from financing activities:
Checks written in excess of bank balance		(390,748)	(14,225)	172,291
Net change in revolving line of credit		1,267,107	(1,350,472)	2,706,984
Proceeds from issuance of long-term debt and warrants
(received from related party $1,000,000,0 and 0)		2,647,879	231,392	583,298
Repayment of long-term debt (related parties $15,000, $45,000 and $60,000)		(959,647)	(850,986)	(2,552,139)
Repayment of short-term debt		(363,358)	(402,324)	0
Proceeds from exercise of warrants and options, net of cashless exercise		101,101	53,501	0
Cash paid for deferred financing fees		(256,884)	(141,316)	(41,234)

Net cash provided by (used in) financing activities		2,045,450	(2,474,430)	869,200

Effect of exchange rate changes on cash		(16,672)	(48,506)	(28,293)

Net increase (decrease) in cash		122,583	(264,487)	196,728

Cash at beginning of period		261,982	526,469	329,742

Cash and cash equivalents at end of period		$384,565	$261,982	$526,470

Supplemental disclosure of cash flow information:
Cash payments for interest		$1,215,596	$950,280	$952,682

Cash payments for taxes		$80,508	$88,151	$47,186

Supplemental Disclosure of non-cash activity
Settlement of liability with third party		$-	$-	$241,268

Stock issued to reduce vendor obligations at fair value	$		$-	$61,079

Accounts payable converted to notes payable		$-	$453,503	$-

Issue of Warants related to Subordinated Debt		$443,313	$-	$-

Stock Issued to Placement Agent		$10,990	$-	$-

See accompanying notes to consolidated financial statements

Notes to Consolidated Financial Statements

December 31, 2006

1. Nature of Business

Nature of Operations

CTI Industries Corporation, its United Kingdom subsidiary (CTI Balloons Limited), its Mexican subsidiaries (Flexo Universal, S.A. de C.V., CTI Mexico Corporation, S.A. de C.V. and CTF International S.A. de C.V.), and CTI Helium, Inc. (the “Company”) (i) design, manufacture and distribute metallized and latex balloon products throughout the world and (ii) operate systems for the production, lamination, coating and printing of films used for food packaging and other commercial uses and for conversion of films to flexible packaging containers and other products.

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

Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the amounts reported of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period in the financial statements and accompanying notes. Actual results may differ from those estimates. The Company’s significant estimates include reserves for doubtful accounts, reserves for lower of cost or market of inventory, recovery value of goodwill, and valuation of deferred tax assets.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, demand deposits and short term investments with original maturities of three months or less. At December 31, 2006, cash balances exceeded FDIC insured amounts by approximately $141,000.

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

Production costs of work in process and finished goods include material labor and overhead. Work in process and finished goods are not recorded in excess of net realizable value.

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

Building	25 - 30 years
Machinery and equipment	3 - 15 years
Office furniture and equipment	5 - 8 years
Leasehold improvements	5 - 8 years
Furniture and equipment at customer locations	1 - 3 years

Projects in process represent those costs capitalized in connection with construction of new assets and/or improvements to existing assets including a factor for interest on funds committed to projects in process. Upon completion, these costs are reclassified to the appropriate asset class.

Goodwill

The Company applies the provisions of SFAS 142, “Goodwill and Other Intangible Assets”, under which goodwill is tested at least annually for impairment. Goodwill on the accompanying balance sheets relates to Flexo Universal. It is the Company’s policy to perform impairment testing for Flexo Universal annually as of December 31, or as circumstances change.

Valuation of Long Lived Assets

The Company evaluates whether events or circumstances have occurred which indicate that the carrying amounts of long-lived assets (principally property, plant and equipment) may be impaired or not recoverable. The significant factors that are considered that could trigger an impairment review include: changes in business strategy, market conditions, or the manner of use of an asset; underperformance relative to historical or expected future operating results; and negative industry or economic trends. In evaluating an asset for possible impairment, management estimates that asset’s future undiscounted cash flows and appraised values to measure whether the asset is recoverable, the Company measures the impairment based on the projected discounted cash flows of the asset over its remaining life. While the Company believes that its estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect these evaluations.

Deferred Financing Costs

Deferred financing costs are amortized on a straight line basis over the term of the loan. Upon a refinancing, existing unamortized deferred financing costs are expensed.

Income Taxes

The Company accounts for income taxes using the asset and liability method. As such, deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Deferred tax assets and liabilities are measured using enacted tax rates expected to be in effect when the anticipated reversal of these differences is scheduled to occur. Deferred tax assets are reduced by a valuation allowance when, management cannot determine, in its opinion, that it is more likely than not that the Company will recover the recorded value of the deferred tax asset. The Company is subject to U.S. Federal, state and local taxes as well as foreign taxes in the United Kingdom and Mexico.

Fair Value of Financial Instruments

The recorded value of the Company’s financial instruments relating to accounts receivable, trades payable and accrued expenses approximates fair value due to their short-term nature. The fair value of debt approximates its carrying value as the interest rates applicable to these debt instruments are comparable to current market rates for similar maturities.

Other Comprehensive Income (Loss)

For years ended December 31, 2006, 2005 and 2004 other comprehensive income (loss) consisted of foreign currency translation adjustments, which is a component of accumulated other comprehensive loss within stockholder’s equity.

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

Shipping and Handling Costs

Shipping and handling costs are included in cost of sales.

Stock-Based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123, “Share-Based Payments” (“SFAS No. 123(R)”) using the modified prospective transition method. Under this method, the Company’s consolidated financial statements for prior periods have not been restated and do not include the impact of SFAS No. 123(R). Accordingly, no compensation expense related to stock option awards was recognized in the years ended December 31, 2005 and 2004 because all stock options granted had an exercise price equal to the fair market value of the underlying common stock on the date of grant. The following table shows the effect on net income and earnings per share as if the fair-value-based method of accounting had been applied to all outstanding and unvested stock options prior to adoption of SFAS No. 123(R). For purposes of this pro forma disclosure, the estimated fair value of the stock option award is assumed to be expensed over the award’s vesting periods (immediately) using the Black-Scholes model.

At December 31, 2005, the Company had 4 stock-based compensation plans, which are described more fully in Note 16. The Company accounted for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. The Company recognized compensation cost for stock-based compensation awards equal to the difference between the quoted market price of the stock at the date of grant or award and the price to be paid by the employee upon exercise in accordance with the provisions of APB No. 25. Based upon the terms of Company’s current stock option plans, the stock price on the date of grant and price paid upon exercise are the same. Accordingly, no stock-based employee compensation cost has been recognized, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

	Years Ended December 31,
	2005	2004
Net (loss):
Reported	$(333,000)	$(2,479,000)
Deduct total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(124,000)
Pro forma net loss	$(457,000)	$(2,479,000)
Net loss per share:
Basic - As reported	$(0.17)	$(1.28)
Basic - Proforma	$(0.23)	$(1.28)
Diluted - As reported	$(0.17)	$(1.28)
Diluted - Proforma	$(0.23)	$(1.28)

The fair value of each option was estimated as of the date of the grant using the Black-Scholes option pricing model based on the following assumptions:

	2005	2004
Expected life (years)	5	5
Volatility	138.86%	128.49%
Risk-free interest rate	3.89%	1.90%
Dividend yield	-	-

The Company accounts for options granted to non-employees under the fair value approach required by EITF 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods, or Services.”

Research and Development

The Company conducts product development and research activities which includes (i) creative product development, (ii) creative marketing, and (iii) engineering. During the years ended December 31, 2006, 2005 and 2004, research and development activities totaled $230,000, $224,000 and $246,000, respectively.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expenses amounted to $116,000, $50,000 and $152,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Reclassifications

Reclassifications were made to the year end 2005 and 2004 statements of operations to confirm the year end 2006 presentation.

Derivative Instruments and Hedging Activities

SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of SFAS No. 133,” SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities, (Collectively “SFAS 133”) require an entity to recognize all derivatives as either assets or liabilities in the consolidated balance sheet and to measure those instruments at fair value. Under certain conditions, a derivative may be specifically designated as a fair value hedge or a cash flow hedge. The accounting for changes in the fair value of a derivative are recorded each period in current earnings.

3.	New Accounting Pronouncements

Uncertain Tax Positions

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”). FIN No. 48 prescribes a more likely than not threshold for financial statement presentation and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on de-recognition of income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures. For the Company, FIN No. 48 is effective as of January 1, 2007. The Company does not expect the impact of FIN No. 48 to have a material impact on its consolidated financial statements.

Staff Accounting Bulletin, No. 108

In September 2006, the SEC issued Staff Accounting Bulletin No.108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements. SAB 108 is effective for fiscal years ended on or after November 15, 2006. The adoption by the Company of SAB 108 did not have a material impact on the Company’s consolidated financial statements.

Fair Value Positions

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement clarifies how to measure fair value as permitted under other accounting pronouncements but does not require any new fair value measurements. The Company will be required to adopt SFAS No. 157 as of January 1, 2008. The Company is currently evaluating the impact of SFAS 157 and does not believe it will have a material impact on its financial statements.

4.	Major Customers

For the year ended December 31, 2006, the Company had 2 customers that accounted for approximately 24.3% and 20.1%, respectively, of consolidated net sales. In 2005, the company had 3 customers that accounted for approximately 13.6%, 23.5% and 13.3% respectively. Corresponding percentages of consolidated net sales generated by these customers for the year ended December 31, 2004, were approximately 11.7% and 20.1%, and 16.8% respectively. At December 31, 2006, the outstanding accounts receivable balances due from these two customers were $2,641,000 and $598,000, respectively. At December 31, 2005, the outstanding accounts receivable balances due from these three customers were $910,250 (related party), $1,404,000 and $111,000, respectively. At December 31, 2004, the outstanding account receivable balances due from these three customers were $957,000 (related party), $1,438,000 and $302,000.

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

Inventories are comprised of the following:

	December 31, 2006	December 31, 2005
Raw materials	$1,449,000	$1,317,000
Work in process	945,000	731,000
Finished goods	5,855,000	5,230,000
Allowance for excess quantities	(275,000)	(255,000)
Total inventories	$7,974,000	$7,023,000

6.	Notes Payable

Long term debt consists of:
	Dec. 31, 2006	Dec. 31, 2005

(2006) Term Loan with bank, payable in monthly installments of $58,333 plus interest at prime (8.25% at December 31, 2006) plus .25% (8.50%) (amortized over 60 months) balance due January 31, 2011; (2005) Term Loan with bank, paid February 1, 2006.	$2,936,242	$2,158,341

(2006) Mortgage Loan with bank, payable in monthly installments of $9,333 plus interest at prime (8.25% at December 31, 2006) plus .25% (8.50%) (amortized over 25 years) balance due January 31, 2011; (2005) Mortgage Loan with bank, paid February 1, 2006.	$2,741,763	$2,780,553

Vendor Notes, at various rates of interest (weighted average of 6%) maturing through December 2007	$136,725	$700,886

Subordinated Notes (Officers) due 2008, interest at 9% net of debt discount of $1,781 and $23,441 at December 31, 2006 and 2005, respectively (See Notes 9,15)	$1,429,781	$1,423,059

Subordinated Notes (Officers) due 2007, interest at 8% (See Notes 9,15)	$814,233	$814,233

Subordinated Notes (Officers) due 2011, interest at prime (8.25% at December 31, 2006) + 2%, 10.25%, net of debt discount of $362,040 at December 31, 2006	$637,960	$0

Loan payable to a Mexican finance institution denominated in Mexican Pesos bearing interest at 9.81% due 2009. In 2006 debt transferred to an affiliated party.	$0	$84,462

Total long-term debt	$8,696,704	$7,961,534
Less current portion	$(3,104,008)	$(3,567,144)
Total Long-term debt, net of current portion	$5,592,696	$4,394,390

On February 1, 2006, the Company entered into a Loan Agreement with Charter One Bank, Chicago, Illinois, under which, as amended, the Bank has agreed to provide a credit facility to the Company in the total amount of $13,300,000, which includes (i) a five year mortgage loan secured by the Barrington, Illinois property in the principal amount of $2,800,000, amortized over a 25 year period, (ii) a five year term loan secured by the equipment at the Barrington, Illinois plant in the amount of $3,500,000 and (iii) a three-year revolving line of credit up to a maximum amount of $7,000,000, secured by inventory and receivables. The amount the Company can borrow on the revolving line of credit includes 85% of eligible receivables and 60% of eligible inventory. The Loan Agreement includes a number of covenants including financial covenants relating to Tangible Net Worth, Senior Debt to EBITDA, and Fixed Charge coverage. As of December 31, 2006, the Company was in compliance with these covenants. On February 1, 2006, proceeds of these loans totaling $10,349,653 were utilized to pay the entire outstanding principal amount of the Company’s then outstanding debt obligations to Cole Taylor Bank and Banco Popular.

On December 31, 2003, the Company entered into a Loan and Security Agreement (“Loan Agreement”) with Cole Taylor Bank under which the Bank provided to the Company a credit facility in the aggregate amount of $11,000,000, collateralized by substantially all assets of the Company. The credit facility expired on December 31, 2005 and was renewed to January 31, 2006. The credit facility included a term loan of $3,500,000, at an interest rate of prime plus 1.5% per annum (8.75% at December 31, 2005), which is based upon the appraised (liquidation basis) value of the machinery and equipment of the Company and a revolving line of credit at an interest rate of prime plus 1.5% per annum (8.75% at December 31, 2005), the amount of which was based on advances of up to 85% of eligible trade receivables and up to 50% of the value of the Company’s eligible inventory. In connection with the Loan Agreement, two principals of the Company executed agreements pursuant to which they agreed, in the event appraisals of the Company’s machinery and equipment to be performed during 2004 indicated values less than those specified in the Loan Agreement (liquidation value), to provide guarantees of a portion of the term loan or loan subordinated funds to the Company. During 2004, these two principals pledged certain of their individual assets as security for the amount by which the principal balance of the term loan exceeded the most recent appraised value of the Company’s machinery and equipment. The Loan Agreement also provided that, upon the receipt of any proceeds of sale or other disposition of equipment, or any proceeds from damage, destruction or condemnation, such proceeds were to be paid as a mandatory prepayment of the term loan. In addition, 50% of excess cash flow was required to be paid as a prepayment of the term loan. The Loan Agreement also included financial covenants requiring a minimal level of tangible net worth and ratio of EBITDA to fixed charges. The Bank had issued a waiver of these covenants for December 31, 2004 and had agreed to an amendment modifying the covenants. The entire balance outstanding under the Loan Agreement was paid in full on February 1, 2006. The impact of this hedge is included in notes payable. The change in value recorded in 2006 was $55,000 and is included in interest expense.

The Company used interest rate swaps as a cash flow hedge to manage interest costs and the risk associated with changing interest rates of long-term debt. During the second quarter ended June 30, 2006, the Company entered into two separate forward-starting interest rate swap agreements as a means of managing its interest rate exposure on its variable rate $2.8 million mortgage and $3.5 million term loan. These agreements were effective beginning on May 1, 2006 and were designed to swap a variable rate of prime plus varying rates for a fixed rate ranging of 8.49%. The aggregate notional amount of the swaps was $6.2 million. The swap agreements expire on January 1, 2011. The impact of this hedge is included in Notes Payable. The change in value recorded in 2006 was $55,000 and is included in interest expense.

Each of John H. Schwan and Stephen M. Merrick, officers, directors and principal shareholders of the Company have personally guaranteed the obligations of the Company to Charter One Bank up to $1,400,000.

As of December 31, 2006, the balance outstanding on the revolving line of credit with Charter One Bank was $6,318,000 and the interest rate was 8.5%.

Future minimum principal payments, exclusive of debt discount, for amounts outstanding under these long-term debt agreements for each of the years ended December 31:

2007	$3,104,000
2008	723,000
2009	723,000
2010	723,000
2011	3,424,000
Thereafter	0
$8,697,000

7.	Subordinated Debt

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

In February 2006, the Company received $1,000,000 from certain shareholders in exchange for (a) five year subordinated notes bearing interest at 2% over the prime rate determined on a quarterly basis, and (b) five year warrants to purchase an aggregate of 303,030 shares of common stock of the Company at the price of $3.30 per share. The proceeds were to fund capital improvements and give additional liquidity to the Company. The value of the warrants was $443,313 using the Black-Scholes option pricing formula (See Note 16). The Company applied the debt discount of the $443,313 against the subordinated debt.  The debt discount is amortized using the effective interest method over the term of the debt. These loans are subordinated to the Bank debt of the Company.

At various times during 2003, John H. Schwan loaned an aggregate of $795,204 to the Company in exchange for notes bearing interest at various annual rates (5%-8%). These notes are subordinated to the bank loan of the Company. Mr. Merrick also advanced $19,209 to the Company in December 2005.

8.	Income Taxes

The income tax provisions are comprised of the following:

	Dec. 31	Dec. 31	Dec. 31
	2006	2005	2004
Current:
Federal	$-	$-	$-
State	-	-	-
Foreign	-	-	97,097
	$-	$-	$97,097

Deferred
Federal	$(806,683)	$(180,134)	$1,223,030
State	32,488	(24,797)	(63,753)
Foreign	-	4,539	29,858
	(774,195)	(200,392)	1,189,135

Total Income Tax (Benefit) Provision	$(774,195)	$(200,392)	$1,286,232

The components of the net deferred tax asset at December 31 are as follows:

	2006	2005
Deferred tax assets:
Allowance for doubtful accounts	$73,047	$32,752
Inventory allowances	47,166	195,095
Accrued liabilities	64,859	132,776
Unicap 263A adjustment	109,111	52,380
Net operating loss carryforwards	3,036,424	3,302,982
Alternative minimum tax credit carryforwards	338,612	338,612
State investment tax credit carryforward	30,512	18,041
Other foreign tax items	55,556	(3,179)
Foreign asset tax credit carryforward	136,744	160,784
Total deferred tax assets	3,892,031	4,230,243
Deferred tax liabilities:
Book over tax basis of capital assets	(1,346,794)	(1,074,863)
Cash basis of foreign inventory purchases	0	(348,690)
Other foregn tax items	(191,352)	0
	2,353,885	2,806,690
Less: Valuation allowance	(1,227,001)	(2,454,001)
Net deferred tax asset	$1,126,884	$352,689

The Company maintains a valuation allowance with respect to deferred tax assets as a result of the uncertainty of ultimate realization. At December 31, 2006, the Company has net operating loss carryforwards of approximately $7,648,000 expiring in various years through 2025. In addition, the Company has approximately $339,000 of alternative minimum tax credits as of December 31, 2006, which have no expiration date.

As of December 31, 2006 management of the Company conducted an analysis of the recoverability of the deferred tax asset based on results of operations during the fourth quarter of 2005 and for the full year of 2006, expected continued achievement of and continuing improvement in operating results for the foreseeable future and anticipated repatriation of profits and service income to be generated from the Company’s foreign subsidiaries. As a result of such analysis, management determined that the net recorded deferred tax asset in the amount of $1,127,000 is more likely than not to be realized. As of December 31, 2005, management determined based upon the evaluation of certain transactions involving the repatriation of profits from its U.K. subsidiary that it was more likely than not that the recorded deferred tax assets would be realized in 2006.

The following reconciles the income tax provision with the expected provision obtained by applying statutory rates to pre-tax income:

	Years Ended December 31,
	2006	2005	2004
Taxes at statutory rate	$392,725	$(186,809)	$(417,228)
State income taxes	54,061	(25,716)	(57,434)
Nondeductible expenses	20,530	12,757	15,355
(Decrease) increase in deferred tax valuation allowance	(1,227,001)	0	1,715,401
Foreign taxes and other	(14,510)	(624)	30,138
Income tax provision	$(774,195)	$(200,392)	$1,286,232

The Company did not record a provision for current income taxes in 2006 since current taxable income was reduced through the application of net operating losses.

9.	Other Income/Expense

Other income/expense set forth on the Company’s Consolidated Statement of Operations for the fiscal year ended December 31, 2006 included gains of $191,000 from currency variability. In 2005 and 2004, the Company had a gain of $45,000 and $208,000, respectively, related to currency variability items.

10.	Other Operating Expense (Income)

Other operating expense (income) set forth on the Company’s Consolidated Statement of Operations for the fiscal year ended December 31, 2006 included gains of $472,000 related to the settlement of certain vendor claims in consideration for the payment of an amount less than the amount accrued.

11.	Other Liabilities

Items identified as Other Liabilities in the Company’s Consolidated Balance Sheet as of December 31, 2006 include (i) loans by officers/shareholders to Flexo Universal totaling $1,090,000, and (ii) loans by officers/shareholders to CTI Balloons Limited of $184,000 and (iii) $20,000 owed to others. Items identified as Other Liabilities in the Company’s Consolidated Balance Sheet as of December 31, 2005 include (i) loans by officers/shareholders totaling $1,056,000, and (ii) obligations of CTI Mexico, Flexo, and CTF International totaling $587,000.

12. Employee Benefit Plan

The Company has a defined contribution plan for substantially all employees. Profit sharing contributions may be made at the discretion of the Board of Directors. Effective January 1, 2006, the Company amended its defined contribution plan. Under the amended plan, the maximum contribution for the Company is 5% of gross wages. Employer contributions to the plan totaled $91,341, $52,147 and $57,172 for the years ended December 31, 2006, 2005 and 2004, respectively.

13.	Related Party Transactions. (See Notes 6 and 7)

Stephen M. Merrick is of counsel to a law firm from which we received legal services during the year. Mr. Merrick is both a director and a shareholder of the Company. Legal fees incurred with this firm or predecessor, were $120,000, $117,000 and $97,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

In February 2003, the Company received $1,630,000 from certain shareholders in exchange for (a) two year 9% subordinated notes, and (b) five year warrants to purchase 163,000 common shares at $4.87 per share. The proceeds were to (i) re-finance the bank loan of CTI Mexico in the amount of $880,000 and (ii) to provide financing for CTI Mexico and Flexo Universal. The value of the warrants was $640,427 calculated using Black-Scholes option pricing formula. The Company applied the debt discount of $459,780 against the subordinated debt. The debt discount is amortized using the effective interest method over the term of the debt. The notes and warrants are currently outstanding.

John H. Schwan is principal of Shamrock Packaging and affiliated companies. The Company made purchases of packaging materials from them of approximately $368,000, $165,000 and $172,000 during the years ended December 31, 2006, 2005 and 2004, respectively.

John H. Schwan was an officer of an affiliate of Rapak, LLC. Mr. Schwan ended his affiliation with Rapak in 2006. Rapak’s purchases of products from the Company totaled $7,110,000, $6,860,000, and $7,837,000 in each of the years ended December 31, 2006, 2005 and 2004, respectively.

Mr. Schwan received compensation from the Company as Chairman of the Board in the amount of $24,000 in each of the years ended December 31, 2006, 2005 and 2004, respectively.

In July 2001, John Schwan and Stephen M. Merrick were issued warrants to purchase 119,050 shares of the Company’s Common Stock at an exercise price of $1.50 per share in consideration of their facilitating and guaranteeing and securing bank loans to the Company in the amount of $1.4 million and for advancing additional monies to the Company that were repaid in 2001. On June 12, 2006, Mr. Schwan and Mr. Merrick exercised these warrants.

At various times during 2003, John H. Schwan loaned an aggregate of $795,204 to the Company in exchange for notes bearing interest at various annual rates (5%-8%). These notes are subordinated to the bank loan of the Company. Mr. Merrick also advanced $19,209 to the Company in December 2005. These obligations are currently outstanding.

In January 2006, an officer of Flexo Universal acquired the loan of Flexo Universal payable to a Mexican financial institution. During 2006, Flexo Universal made payments of $8,400 in principal and interest on this loan to the officer.

Messrs. Schwan and Merrick made advances to the Company’s Mexican affiliate, Flexo Universal in the amount of $112,500 and $141,900, respectively, in 2005 and $86,000 and $181,000, respectively, in 2004, respectively. Additionally, Messrs. Schwan and Merrick advanced $130,000 and $155,000, in 2005 respectively, to the Company’s UK affiliate, CTI Balloons Ltd. These advances are reflected in demand notes bearing interest at the rate of 8% per annum in 2004 and 2003, and 7% in 2005 and 2006.

On February 1, 2006, Mr. Schwan and Mr. Merrick advanced $500,000 each to the Company in exchange for (a) five year promissory notes bearing interest at 2% over the prime rate determined quarterly and (b) five year warrants to purchase an aggregate of 303,030 shares of common stock of the Company at the price of $3.30 per share (110% of the market price on the day proceeding the day of the loans).

Interest paid to related parties during 2006, 2005 and 2004 was $277,000, $147,000 and $119,000, respectively.

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

As of December 31, 2005, we determined in consultation with a valuation consultant that the fair value of the Company’s interest in Flexo Universal was $989,000, and the carrying value of $1,113,000 was impaired by $124,000. Accordingly, in fiscal 2005, we recorded the amount of this impairment as an expense and have reduced the carrying value of the Company’s interest in Flexo Universal to $989,000. As of December 31, 2006, we determined, in consultation with a valuation consultant, that the fair value of the Company’s interest in goodwill related to Flexo Universal was not impaired.

The carrying amount of goodwill as of December 31, 2006 and 2005 was $989,000.

15.	Commitments and Contingencies

Operating Leases

In September of 2005, the Company signed a lease to rent 16,306 square feet of space from Trinity Assets replacing the previous lease with HP Properties. This lease has a 2-year term. In September of 2006, the Company signed an extension to this lease to run through September of 2009. The Company’s United Kingdom subsidiary also maintains a lease for office and warehouse space, which expires in 2019. The Company’s Mexico subsidiary signed a five-year lease in January of 2003 to rent 43,000 square feet of space at a cost of approximately $18,000 per month. The Company leases office equipment under operating leases, which expire on various dates through December 2011.

The net lease expense was $312,000, $598,000 and $402,000 for the years ended December 31, 2006, 2005, and 2004 respectively, which includes $77,000 paid to Pepper Road (a related party) in 2004.

The future aggregate minimum net lease payments under existing agreements as of December 31, are as follows:

	Trinity Assets	Other	Total Lease Payments
2007	$102,000	$326,000	$428,000
2008 - 2009	183,000	226,000	409,000
2010-2011		175,000	175,000
2012 and thereafter		414,000	414,000
Total	$285,000	$1,141,000	$1,426,000

Licenses

The Company has certain merchandising license agreements which are of a one to two year duration that require royalty payments based upon the Company’s net sales of the respective products. The agreements call for guaranteed minimum commitments that are determined on a calendar year basis. Future guaranteed commitments due, as computed on a pro rata basis, as of December 31, are as follows:

2007	$92,000
2008 -2009	$91,000
2010 - 2011	$0

16.	Stockholders’ Equity

Stock Options

As of December 31, 2006, the Company had four stock-based compensation plans pursuant to which stock options may be granted. The Plans provide for the award of options, which may either be incentive stock options (“ISOs”) within the meaning of Section 422A of the Internal Revenue Code of 1986, as amended (the “Code”) or non-qualified options (“NQOs”) which are not subject to special tax treatment under the Code.

Under the Company’s 1997 Stock Option Plan (effective July 1, 1997), a total of 119,050 shares of Common Stock were reserved for issuance under the Stock Option Plan. As of December 31, 2006, 92,463 shares of Common Stock have been granted and remain outstanding.

On March 19, 1999, the Board of Directors approved for adoption, effective May 6, 1999, the 1999 Stock Option Plan (“Plan”). The Plan authorizes the grant of options to purchase up to an aggregate of 158,733 shares of the Company’s Common Stock. As of December 31, 2006, 53,574 options had been granted under the 1999 Stock Option Plan and remain outstanding. In 2006, 3,572 options were exercised and proceeds of $6,751 were received from this plan. In 2005, 17,263 options were exercised and proceeds of $32,627 were received from this plan.

On April 12, 2001, the Board of Directors approved for adoption, effective December 27, 2001, the 2001 Stock Option Plan (the“Plan”). The Plan authorizes the grant of options to purchase up to an aggregate of 158,733 shares of the Company’s Common Stock. As of December 31, 2006, 47,645 options had been granted and remain outstanding. In 2006, 17,905 options were exercised and $33,600 in proceeds were received from this plan. In 2005 14,881 options were exercised and proceeds of $21,875 were received from this plan.

On April 24, 2002, the Board of Directors approved for adoption, effective October 12, 2002, the 2002 Stock Option Plan (the “Plan”). The Plan authorizes the grant of options to purchase up to an aggregate of 142,860 shares of the Company’s Common Stock. As of December 31, 2006, 120,454 options had been granted and remain outstanding.

On January 1, 2006, the Company adopted SFAS 123(R). Prior to the adoption of SFAS 123(R), the Company had adopted the disclosure-only provisions of SFAS 123 and accounted for employee stock-based compensation under the intrinsic value method, and no expense related to stock options was recognized. The Company adopted the provisions of SFAS 123(R) using the modified prospective transition method. Under this method, the Company's consolidated financial statements as of and for the year ended December 31, 2006 reflect the impact of SFAS 123(R), while the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). SFAS 123(R) amends SFAS No. 95, “Statement of Cash Flows,” to require that excess tax benefits be reported as a financing cash flow rather than as an operating cash flow.

The Compensation Committee administers the Plan. The exercise price for ISOs cannot be less than the fair market value of the stock subject to the option on the grant date (110% of such fair market value in the case of ISOs granted to a stockholder who owns more than 10% of the Company’s Common Stock). The exercise price of a NQO shall be fixed by the Compensation Committee at whatever price the Committee may determine in good faith. Unless the Committee determines otherwise, options generally have a 10-year term (or five years in the case of ISOs granted to a participant owning more than 10% of the total voting power of the Company’s capital stock). Unless the Committee provides otherwise, options terminate upon the termination of a participant’s employment, except that the participant may exercise an option to the extent it was exercisable on the date of termination for a period of time after termination. Officers, directors, and employees of, and consultants to, the Company or any parent or subsidiary corporation selected by the Committee are eligible to receive options under the Plan. Subject to certain restrictions, the Committee is authorized to designate the number of shares to be covered by each award, the terms of the award, the date on which and the rates at which options or other awards may be exercised, the method of payment, vesting and other terms.

In December 2005, certain members of company management were issued incentive-based options to purchase 79,000 shares of the Company’s Common Stock at an exercise price of $2.88 per share. These options have a term of 10 years. No stock options were issued under any of the Plans during 2006.

The fair value of the options granted in 2005 were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 3.9; dividend yield of 0%; volatility factor of the expected price of the Company’s stock was138.9%; and a weighted average expected life of 5 years. The weighted average fair value of the options granted during 2005 was $2.56 per share.

The valuation assumptions were determined as follows:

Historical stock price volatility: The Company used the weekly closing price to calculate historical annual volatility.

Risk-free interest rate: The Company bases the risk-free interest rate on the rate payable on US treasury securities in effect at the time of the grant.

Expected life: The expected life of the option represents the period of time options are expected to be outstanding. The Company uses one half of the life of the option.

Dividend yield: The estimate for dividend yield is 0.0%, because the Company has not historically paid, and does not intend for the foreseeable future to pay, a dividend.

The following is a summary of the activity in the Company’s stock option plans for the years ended December 31, 2006, 2005 and 2004, respectively.
	Dec. 31, 2006	Weighted Avg. Exercise Price	Dec. 31, 2005	Weighted Avg. Exercise Price	Dec. 31, 2004	Weighted Avg. Exercise Price
Outstanding and exercisable, beginning of period	361,402	$3.36	405,422	$3.25	443,547	$2.58
Granted		3.30	79,000	2.88	0
Exercised	(21,477)	1.88	(32,144)	1.70	0
Cancelled	(1,984)	6.30	(90,876)	1.77	(38,125)	1.81
Outstanding and exercisable at the end of period	337,941	$3.42	361,402	$3.36	405,422	$3.25

At December 31, 2006, available options to grant were 25,382.

Significant option groups outstanding at December 31, 2006 and related weighted average price and remaining life information are as follows:

	Outstanding	Exercisable	Exercise Price	Remaining Contractural Term
September 1997	30,160	30,160	$6.30	0.9
September 1998	62,302	62,302	$6.62	1.9
September 1998	11,905	11,905	$2.10	1.9
March 2000	53,570	53,570	$1.89	3.2
December 2001	32,145	32,145	$1.47	5.0
April 2002	11,905	11,905	$2.10	1.4
October 2002	55,954	55,954	$2.36	5.1
December 2003	5,000	5,000	$2.29	7.0
December 2005	75,000	75,000	$2.88	9.0
Total	337,941	337,941

There were no options issued in 2006, 79,000 options issued in 2005 and no options issued in 2004, the weighted average fair value of options granted during the years ending December 31, 2005 were $2.88 per share. No options have been granted at below fair market value at date of grant, as a result there is no aggregate intrinsic value as of December 31, 2006.

Warrants

In July 2001, certain members of Company management were issued warrants to purchase 119,050 shares of the Company’s Common Stock at an exercise price of $1.50 per share in consideration of their facilitating and guaranteeing and securing bank loans to the Company in the amount of $1.4 million and for advancing additional monies to the company that were repaid in 2001. On June 12, 2006 one member of company mangement paid $59,524 to exercise 39,683 shares and another member of the company management turned in 38,404 shares with a market value of $3.09 per share on the day of the transaction, or $118,666.

In March 2003, certain members of company management were issued warrants, which are fully vested immediately, to purchase 163,000 shares of the Company’s Common Stock at an exercise price of $4.87 per share in consideration of their loaning the company $1,630,000.

In February 2006, certain members of company management were issued warrants, which are fully vested immediately, to purchase 303,030 shares of the Company’s Common Stock at an exercise price of $3.30 per share in consideration of their loaning the company $1,000,000. The fair value of the warrants granted on February 1, 2006, were estimated at the date of grant using a Black-Scholes pricing model with the following weighted average assumptions: risk-free interest rate of 3.9%; dividend yield of 0%; volatility factor of the expected price of the Company’s stock was 138.9%; and a weighted average expected life of 5 years. The weighted average fair value of the options granted during 2005 was $2.56 per share.

		Weighted		Weighted		Weighted
		Avg.		Avg.		Avg.
	Dec. 31,	Exercise	Dec. 31,	Exercise	Dec. 31,	Exercise
	2006	Price	2005	Price	2004	Price
Outstanding and exercisable, beginning of period	282,050	$3.45	282,050	$3.45	282,050	$3.45
Granted	303,030	3.30	-	-	0
Exercised	(119,050)	1.50	-	-	0
Cancelled	-	6.30	-	-	-	0
Outstanding and exercisable at the end of period	466,030	$3.85	282,050	$3.45	282,050	$3.45

Aggregate intrinsic value of options and warrants were $635,000 and $473,000 respectively, as of December 31, 2006 for all options and warrants in the money, outstanding and exercisable.

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

CTI Industries Corporation and Subsidiaries
Consolidated Earnings per Share

	Year Ended December 31,
	2006	2005	2004
Basic
Average shares outstanding:
Weighted average number of shares outstanding during the period	2,087,145	1,977,235	1,930,976

Earnings:
Net income (loss):	$1,894,749	$(333,209)	$(2,479,374)

Amount for per share Computation	$1,894,749	$(333,209)	$(2,479,374)

Net income (loss) earnings applicable to Common Shares	$0.91	$(0.17)	$(1.28)

Diluted
Average shares outstanding:	2,087,145	1,977,235	1,930,976
Weighted averages shares Outstanding Common stock equivalents (options, warrants)	147,756	0	0

Weighted average number of shares outstanding during the period	2,234,901	1,977,235	1,930,976

Earnings:
Net income (loss)	$1,894,749	$(333,209)	$(2,479,374)

Amount for per share computation	$1,894,749	$(333,209)	$(2,479,374)

Net income (loss) applicable to Common Shares	$0.85	$(0.17)	$(1.28)

18.	Geographic Segment Data

The Company’s operations consist of a business segment which designs, manufactures, and distributes film products. Transfers between geographic areas were primarily at cost. The Company’s subsidiaries have assets consisting primarily of trade accounts receivable, inventory and machinery and equipment. Sales and selected financial information by geographic area for the years ended December 31, 2006, 2005 and 2004, respectively are as follows:

	United States	United Kingdom	Mexico	Eliminations	Consolidated
Year ended 12/31/06
Revenues	$28,808,000	$2,925,000	$6,564,000	($2,869,000)	$35,428,000
Operating income (loss)	$2,116,000	$64,000	$578,000	($25,000)	$2,733,000
Net income (loss)	$1,544,000	$93,000	$284,000	($26,000)	$1,895,000
Total Assets	$25,245,000	$2,627,000	$5,050,000	($6,288,000)	$26,634,000

Year ended 12/31/05
Revenues	$23,564,000	$2,573,000	$4,536,000	($1,483,000)	$29,190,000
Operating income (loss)	$602,000	$290,000	($240,000)		$652,000
Net (loss) income	($342,000)	$220,000	($211,000)		($333,000)
Total Assets	$21,343,000	$2,122,000	$4,818,000	($4,747,000)	$23,536,000

Year ended 12/31/04
Revenues	$32,855,000	$2,664,000	$4,890,000	($3,216,000)	$37,193,000
Operating (loss) income	($92,000)	$121,000	($31,000)	($48,000)	($50,000)
Net (loss) income	($2,595,000)	$223,000	($59,000)	($48,000)	($2,479,000)
Total Assets	$24,072,000	$1,989,000	$5,319,000	($3,492,000)	$27,888,000

19.	Litigation

On December 20, 2006, Pliant Corporation filed an action against the Company in the Circuit Court of Cook County, Illinois. In the action, Pliant claims that there is due from the Company to Pliant the sum of $245,000 for goods sold and delivered by Pliant to the Company as well as interest on such amount. On February 21, 2007, the Company filed and answer to the complaint and counterclaim denying liability and asserting certain claims against Pliant for damages for the sale by Pliant to the Company of defective products. Management intends to defend the claims of Pliant in this action and to pursue its counterclaims and believes that the Company has established adequate reserves regarding the claim.

In addition, the Company is also party to certain lawsuits arising in the normal course of business. The ultimate outcome of these matters is unknown, but in the opinion of management, the settlement of these matters is not expected to have a significant effect on the future financial position, cash flows or results of operations of the Company.

20.  Quarterly Financial Data (Unaudited):

The following table sets forth selected unaudited statements of income for each quarter of fiscal 2006 and 2005:
	Quarter Ended (1)
	March 31,	June 30,	Sept. 30,	Dec. 31,
	2006	2006	2006	2006(2)
Net sales	$8,156,000	$8,997,000	$8,603,000	$9,672,000
Gross profit	$1,953,000	$2,197,000	$2,253,000	$2,494,000
Net income	$220,000	$206,000	315,000	$1,154,000
Earnings per common share
Basic	$0.11	$0.10	$0.15	$0.54
Diluted	$0.10	$0.10	$0.15	$0.49

(1)
Earnings per common share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly per common share information may not equal the annual earnings per common share.

(2)
During the fourth quarter 2006, management of the Company conducted an analysis of the recoverability of the deferred tax asset based on results of operations during the fourth quarter of 2005 and for the full year of 2006, expected continued achievement of and continuing improvement in operating results for the for seeable future and anticipated repatriations of profits and services income to be generated from the Company’s foreign subsidiaries. As a result of such analysis, management determined that the net recorded deferred tax asset in the amount of 1,127,000 is more likely than not to be realized.

	Quarter Ended(1)
	March 31,	June 30,	Sept. 30,	Dec. 31,
	2005	2005	2005	2005

Net sales	$9,103,000	$7,573,000	$6,034,000	$6,480,000
Gross profit	$1,874,000	$1,583,000	$1,242,000	$1,765,000
Net income (loss)	$84,000	($54,000)	($416,000)	52,000
Earnings (loss) per common share
Basic	$0.04	($0.03)	($0.21)	$0.03
Diluted	$0. 04	($0.03)	($0.21)	$0.02

(1)
Earnings per common share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly per common share information may not equal the annual earnings per common share.

	For the Year Ended December 31, 2004 (1)
	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter

Net sales	$10,893,984	9,591,785	$8,125,521	$8,581,819
Gross profit	$2,147,370	2,032,028	$1,669,778	$502,944
Net income (loss)	$371,901	(135,681)	$(150,370)	$(2,565,220)
Earnings (loss) per common share
Basic	$0.19	(0.07)	$(0.08)	$(1.31)
Diluted	$0.18	(0.07)	$(0.08)	$(1.31)

(1)
Earnings per common share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly per common share information may not equal the annual earnings per common share.

21. Subsequent Events

In July 2006, we entered into a Standby Equity Distribution Agreement (SEDA) with Cornell Capital Partners, LP (“Cornell Capital”) pursuant to which we may, at our discretion, periodically sell to Cornell Capital shares of common stock at a price equal to the volume weighted average price of our common stock on the NASDAQ Capital Market for the five days immediately following the date we notify Cornell Capital of our request. On December 28, 2006, we filed a Registration Statement with the SEC for the registration of 403,500 shares to be sold to Cornell Capital and Newbridge Securities (our placement agent). On January 28, 2007, the Registration Statement was declared effective. Through March 20, 2009, in connection with the SEDA, we have received $217,000 in net proceeds from Cornell Capital and Cornell Capital has purchased from us an aggregate of 45,306 shares of our common stock.

In December 2006 the Board approved the retirement of all treasury shares to be effected in 2007.

Schedule II - Valuation and Qualifying Accounts:

The following is a summary of the allowance for doubtful accounts related to accounts receivable for the years ended December 31:

	2006	2005	2004
Balance at beginning of year	$80,205	$404,070	$316,047
Charged to expenses	$202,571	$145,000	$288,562
Uncollectible accounts written off	$(72,328)	$(468,865)	$(200,539)
Balance at end of year	$210,448	$80,205	$404,070

The following is a summary of the allowance for obsolete inventory for the years ended December 31:

	2006	2005	2004
Balance at beginning of year	$254,745	$186,713	$492,157
Charged to expenses	$218,730	$205,000	$60,000
Obsolete inventory written off	$(197,690)	$(136,968)	$(365,444)
Balance at end of year	$275,785	$254,745	$186,713

The following is a summary of property and equipment and the related accounts of accumulated depreciation for the years ended December 31:

	2006	2005	2004
Cost Basis
Balance at beginning of year	$26,704,366	$26,224,962	$27,023,245
Additions	$604,028	$549,547	$305,547
Disposals	$(438,509)	$(70,143)	$(1,103,830)
Balance at end of year	$26,869,885	$26,704,366	$26,224,962

Accumulated depreciation
Balance at beginning of year	$17,087,622	$15,636,451	$14,815,596
Depreciation	$1,189,989	$1,463,369	$1,651,322
Disposals	$-	$(12,198)	$(830,467)
Balance at end of year	$18,277,611	$17,087,622	$15,636,451

Property and equipment, net	$8,592,274	$9,616,744	$10,588,511