Form 10-Q
period 2007-03-31
CTI INDUSTRIES CORP
filed 2007-05-21
CIK 1042187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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

The number of shares outstanding of the Registrant’s common stock as of May 21, 2007 was 2,293,027.

INDEX

PART I - FINANCIAL INFORMATION

Item No. 1	Financial Statements	3
Item No. 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item No. 3	Quantitative and Qualitative Disclosures Regarding Market Risk	20
Item No. 4	Controls and Procedures	21

PART II - OTHER INFORMATION

Item No. 1	Legal Proceedings.	22
Item No. 1A	Risk Factors	22
Item No. 2	Unregistered Sales of Equity Securities and Use of Proceeds	22
Item No. 3	Defaults Upon Senior Securities	22
Item No. 4	Submission of Matters to a Vote of Security Holders	22
Item No. 5	Other Information	22
Item No. 6	Exhibits	23

PART I. FINANCIAL INFORMATION

This quarterly report includes both historical and “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future results. Words such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” or similar words are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Although we believe that our opinions and expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements, and our actual results may differ substantially from the views and expectations set forth in this quarterly report on Form 10-Q. We disclaim any intent or obligation to update any forward-looking statements after the date of this quarterly report to conform such statements to actual results or to changes in our opinions or expectations. These forward-looking statements are affected by risks, uncertainties and assumptions that we make, including, among other things, the factors that are described in “Item No. 1A - Risk Factors” in our 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 10, 2007 as the same may be updated or amended in our quarterly reports on Form 10-Q.

Item 1. Financial Statements

The following condensed consolidated financial statements of the Registrant are attached to this Form 10-Q:

1.  Interim Balance Sheet as at March 31, 2007 (unaudited) and Balance Sheet as at December 31, 2006;

2.  Interim Statements of Operations (unaudited) for the three months ended March 31, 2007 and March 31, 2006;

3.  Interim Statements of Cash Flows (unaudited) for the three months ended March 31, 2007 and March 31, 2006;

4.  Notes to Condensed Consolidated Financial Statements.

The Financial Statements reflect all adjustments, which are, in the opinion of management, necessary for a fair statement of results for the periods presented.

CTI Industries Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	For the Quarter Ended March 31,
	2007	2006
		Restated
Cash flows from operating activities:
Net (loss) income	$(52,212)	$219,768
Adjustment to reconcile net (loss) income to cash
provided by (used in) operating activities:
Depreciation and amortization	359,399	351,428
Amortization of debt discount	23,888	20,414
Minority interest in loss of subsidiary	(34)	(80)
Provision for losses on accounts receivable	27,224	45,000
Provision for losses on inventories	16,759	22,500
Deferred income taxes	(46,407)	38,188
Change in assets and liabilities:
Accounts receivable	372,405	(1,300,126)
Inventories	(289,933)	(350,181)
Prepaid expenses and other assets	84,229	128,518
Trade payables	132,774	(331,430)
Accrued liabilities	(99,297)	210,947

Net cash provided by (used in) operating activities	528,795	(945,054)

Cash flows from investing activity:
Purchases of property, plant and equipment	(326,643)	(61,219)

Net cash used in investing activity	(326,643)	(61,219)

Cash flows from financing activities:
Checks written in excess of bank balance	93,620	(338,237)
Net change in revolving line of credit	(96,457)	(215,492)
Proceeds from issuance of long-term debt and warrants
(received from related party $1,000,000 in 2006)	0	2,423,634
Repayment of long-term debt (related parties $15,000 in 2006)	(268,343)	(310,783)
Proceeds from exercise of stock options	46,271	0
Proceeds from issuance of stock	104,933	0
Cash paid for deferred financing fees	(2,500)	(180,506)

Net cash (used in) provided by financing activities	(122,476)	1,378,616

Effect of exchange rate changes on cash	2,150	5,887

Net increase in cash	81,826	378,230

Cash at beginning of period	384,565	261,982

Cash and cash equivalents at end of period	$466,391	$640,212

Supplemental disclosure of cash flow information:
Cash payments for interest	$319,713	$303,979

Cash payments for taxes	$10,000	$-

Supplemental disclosure of non-cash investing and financing activities:
Stock subscription receivable	$110,251	$-

See accompanying notes to condensed consolidated unaudited statements

CTI Industries Corporation and Subsidiaries
Consolidated Statements of Operations (Unaudited)

	For the Quarter Ended March 31,
	2007	2006
Net Sales	$8,278,874	$8,156,223

Cost of Sales	6,376,187	6,202,908

Gross profit	1,902,687	1,953,315

Operating expenses:
General and administrative	1,212,169	1,017,474
Selling	205,969	176,626
Advertising and marketing	290,790	218,261

Total operating expenses	1,708,928	1,412,361

Income from operations	193,759	540,954

Other income (expense):
Interest expense	(336,584)	(336,445)
Interest income	2,000	5,822
Foreign currency gain	52,172	47,545

Total other expense	(282,412)	(283,078)

(Loss) income before income taxes and minority interest	(88,653)	257,876

Income tax (benefit) expense	(36,407)	38,188

(Loss) income before minority interest	(52,246)	219,688

Minority interest in loss of subsidiary	(34)	(80)

Net (loss) income	$(52,212)	$219,768

Basic income per common share	$(0.02)	$0.11

Diluted income per common share	$(0.02)	$0.10

Weighted average number of shares and equivalent shares
of common stock outstanding:
Basic	2,156,783	2,036,474

Diluted	2,156,783	2,166,892

See accompanying notes to condensed consolidated unaudited statements

CTI Industries Corporation and Subsidiaries
Consolidated Balance Sheets

	March 31, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$466,391	$384,565
Accounts receivable, (less allowance for doubtful accounts of $238,000
and $210,000, respectively)	5,998,119	6,442,765
Inventories, net	8,233,462	7,974,113
Net deferred income tax asset	985,730	1,025,782
Prepaid expenses and other current assets	856,313	664,020

Total current assets	16,540,015	16,491,245

Property, plant and equipment:
Machinery and equipment	18,772,064	18,763,007
Building	2,689,956	2,689,956
Office furniture and equipment	2,088,183	2,087,708
Land	250,000	250,000
Leasehold improvements	453,802	459,502
Fixtures and equipment at customer locations	2,330,483	2,330,483
Projects under construction	562,470	289,229
	27,146,958	26,869,885
Less : accumulated depreciation and amortization	(18,597,521)	(18,277,611)

Total property, plant and equipment, net	8,549,437	8,592,274

Other assets:
Deferred financing costs, net	184,516	207,049
Goodwill	989,108	989,108
Net deferred income tax asset	187,561	101,102
Other assets (due from related party $48,000 and $30,000, respectively)	228,265	264,161

Total other assets	1,589,450	1,561,420

TOTAL ASSETS	$26,678,902	$26,644,939
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Checks written in excess of bank balance	$202,150	$108,704
Trade payables	3,526,951	3,410,869
Line of credit	6,221,404	6,317,860
Notes payable - current portion	919,806	948,724
Notes payable - officers, current portion, net of debt discount	2,157,065	2,155,284
Accrued liabilities	1,689,518	1,701,933

Total current liabilities	14,716,894	14,643,374

Long-term liabilities:
Other liabilities (related parties $1,218,000 and $1,274,000)	1,228,460	1,294,272
Notes payable	4,668,845	4,866,008
Notes payable - officers, subordinated, net of debt discount	748,795	726,688
Total long-term liabilities	6,646,100	6,886,968
Minority interest	12,638	12,672
Stockholders' equity:
Preferred Stock -- no par value 2,000,000 shares authorized
0 shares issued and outstanding	-	-
Common stock - no par value, 5,000,000 shares authorized,
2,491,411 and 2,412,297 shares issued, 2,221,211 and
2,142,097 shares outstanding, respectively	3,764,020	3,764,020
Paid-in-capital	6,362,043	6,100,587
Warrants issued in connection with subordinated debt and bank debt	1,038,487	1,038,487
Accumulated deficit	(4,498,109)	(4,445,897)
Accumulated other comprehensive earnings	(305,389)	(297,490)
Less:
Treasury stock - 270,200 shares	(1,057,782)	(1,057,782)

Total stockholders' equity	5,303,270	5,101,925

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$26,678,902	$26,644,939

See accompanying notes to condensed consolidated unaudited statements

CTI Industries Corporation and Subsidiaries
Consolidated Earnings per Share

	Quarter Ended March 31,
	2007	2006
Basic
Average shares outstanding:
Weighted average number of shares of
common stock outstanding during the
period	2,156,783	2,036,473

Net (loss) income:
Net (loss) income	$(52,212)	$219,768

Amount for per share computation	$(52,212)	$219,768

Per share amount	$(0.02)	$0.11

Diluted
Average shares outstanding:
Weighted average number of shares of
common stock outstanding during the
period	2,156,783	2,036,473
Net additional shares assuming stock
options and warrants exercised and
proceeds used to purchase treasury
stock	-	130,419
Weighted average number of shares and
equivalent shares of common stock
outstanding during the period	2,156,783	2,166,892

Net (loss) income:
Net (loss) income	$(52,212)	$219,768

Amount for per share computation	$(52,212)	$219,768

Per share amount	$(0.02)	$0.10

See accompanying notes to condensed consolidated unaudited statements

CTI Industries Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 - Basis of Presentation

The accompanying consolidated financial statements are unaudited but in the opinion of management contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the consolidated financial position and the consolidated results of operations and consolidated cash flows for the periods presented in conformity with generally accepted accounting principles for interim consolidated financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2006.

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

Use of estimates:

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the reporting period in the financial statements and accompanying notes. Actual results may differ from those estimates. The Company’s significant estimates include reserves for doubtful accounts, reserves for the lower of cost or market of inventory and recovery value of goodwill.

Earnings per share.

Basic earnings per share is computed by dividing the income available to common shareholders, net earnings, less redeemable preferred stock dividends and redeemable common stock accretion, by the weighted average number of shares of common stock outstanding during each period.

Diluted earnings per share is computed by dividing the net earnings by the weighted average number of shares of common stock and common stock equilvalents (redeemable common stock, stock options and warrants), unless anti-dilutive, during each period.

Shares to be issued upon the exercise of options and warrants aggregating 315,767 and 466,030, respectively, as of March 31, 2007 and 2006 are not included in the computation of loss per share as their effect is antidilutive.

Note 2 - Legal Proceedings

On December 20, 2006, Pliant Corporation filed an action against the Company in the Circuit Court of Cook County, Illinois. In the action, Pliant claims that there is due from the Company to Pliant the sum of $245,000 for goods sold and delivered by Pliant to the Company as well as interest on such amount. On February 21, 2007, the Company filed an answer to the complaint and counterclaim denying liability and asserting certain claims against Pliant for damages for the sale by Pliant to the Company of defective products. Management intends to defend the claims of Pliant in this action and to pursue its counterclaims and believes that the Company has established adequate reserves regarding the claim.

The Company is party to certain lawsuits arising in the normal course of business. The ultimate outcome of these matters is unknown but, in the opinion of management, the settlement of these matters is not expected to have a significant effect on the future financial position or results of operations of the Company.

Note 3 - Comprehensive (Loss) Income

Other comprehensive (loss) is comprised of (loss) from foreign currency translation amounting to $7,899 and $30,138 for the three months ended March 31, 2007 and 2006, respectively. As a result, accumulated comprehensive (loss) income amounts to $(60,111) and $189,550 for the periods ended March 31, 2007 and 2006, respectively.

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

As of March 31, 2007, the Company had four stock-based compensation plans pursuant to which stock options may be granted. The Plans provide for the award of options, which may either be incentive stock options (“ISOs”) within the meaning of Section 422A of the Internal Revenue Code of 1986, as amended (the “Code”) or non-qualified options (“NQOs”) which are not subject to special tax treatment under the Code.

Under the Company’s 1997 Stock Option Plan (effective July 1, 1997), a total of 119,050 shares of Common Stock were reserved for issuance under the Stock Option Plan. As of March 31, 2007, 87,305 shares of Common Stock have been granted and remain outstanding. During the three months ended March 31, 2007 4,762 options were exercised and proceeds of $30,001 were received from this Plan.

On March 19, 1999, the Board of Directors approved for adoption, effective May 6, 1999, the 1999 Stock Option Plan (“Plan”). The Plan authorizes the grant of options to purchase up to an aggregate of 158,733 shares of the Company’s Common Stock. As of March 31, 2007, 36,906 options had been granted under the 1999 Stock Option Plan and remain outstanding. During the three months ended March 31, 2007, 16,668 options were exercised and proceeds of $31,503 were received from this plan.

On April 12, 2001, the Board of Directors approved for adoption, effective December 27, 2001, the 2001 Stock Option Plan (“Plan”). The Plan authorizes the grant of options to purchase up to an aggregate of 119,050 shares of the Company’s Common Stock. As of March 31, 2007, 47,292 options had been granted and remain outstanding. During the three months ended March 31, 2007, 353 options were exercised and $519 in proceeds were received from this plan.

On April 24, 2002, the Board of Directors approved for adoption, effective October 12, 2002, the 2002 Stock Option Plan (“Plan”). The Plan authorizes the grant of options to purchase up to an aggregate of 142,860 shares of the Company’s Common Stock. As of March 31, 2007, 120,454 options had been granted and remain outstanding.

A summary of the Company’s stock option activity and related information for the three months ended March 31, 2007 follows:

	March 31, 2007	Weighted Avg. Exercise Price
Outstanding and exercisable, beginning of period	337,945	$3.42
Granted	0
Exercised	21,783	2.85
Cancelled	396	6.30
Outstanding and exercisable at the end of period	315,766	$3.47

The aggregate intrinsic value of options and warrants were $1,360,849 and $735,000, respectively, as of March 31, 2007 for all options and warrants in the money, outstanding and exercisable.

Options outstanding as of March 31, 2007:

	Outstanding	Exercisable	Exercise Price	Remaining Life (Years)
September 1997	25,002	25,002	$6.30	0.6
September 1998	62,302	62,302	$6.62	1.6
September 1998	11,905	11,905	$2.10	1.6
March 2000	36,906	36,906	$1.89	3.0
December 2001	31,792	31,792	$1.47	4.9
April 2002	11,905	11,905	$2.10	5.1
December 2002	55,954	55,954	$2.36	0.7
December 2003	5,000	5,000	$2.26	7.0
December 2005	75,000	75,000	$2.88	8.9
	315,766	315,766	$3.47	3.7

Note 5 - Inventories, net

	March 31, 2007	December 31, 2006

Raw materials	$1,574,000	$1,449,000
Work in process	732,000	945,000
Finished goods	6,220,000	5,855,000
Allowance, excess quantities	(293,000)	(275,000)

Inventories, net	$8,233,000	$7,974,000

Note 6 - Geographic Segment Data

The Company has determined that it operates primarily in one business segment which designs, manufactures and distributes film products for use in packaging and novelty balloon products. The Company operates in foreign and domestic regions. Information about the Company's operations by geographic areas is as follows:

	Net Sales		Total Assets at
	For the Three Months Ended March 31,		March 31,	December 31,
	2007	2006	2007	2006

United States	$6,344,000	$6,522,000	$25,302,000	$25,256,000
Mexico	1,596,000	1,443,000	5,113,000	5,050,000
United Kingdom	870,000	813,000	2,957,000	2,627,000
Eliminations	(531,000)	(622,000)	(6,693,000)	(6,288,000)

	$8,279,000	$8,156,000	$26,679,000	$26,645,000

Note 7 - Cash and Cash Equivalents Concentration

As of March 31, 2007, the Company had cash and cash equivalents deposits at one financial institution that exceeded FDIC limits by $273,000.

Note 8 - Concentration of Credit Risk

Concentration of credit risk with respect to trade accounts receivable is generally limited due to the number of entities comprising the Company's customer base. The Company performs ongoing credit evaluations and provides an allowance for potential credit losses against the portion of accounts receivable which is estimated to be uncollectible. Such losses have historically been within management's expectations. During the three months ended March 31, 2007, there were two customers whose purchases represented more than 10% of the Company’s sales. The sales to each of these customers for the three months ended March 31, 2007 were, $1,625,000 or 19.6% and $1,347,000 or 16.3% of consolidated net sales respectively. Sales to these customers in the same period of 2006 were $1,430,000 or 17.5% and $1,456,000 or 17.8% of consolidated net sales, respectively. For the quarter ended March 31, 2007, the total amount owed by these customers was $1,344,000 or 22.4%, and $1,144,000, or 19.1%, respectively of the consolidated accounts receivables. The amounts owed at March 31, 2006 were $1,156,000, or 20.8%, and $1,250,000, or 22.5% of the consolidated accounts receivable, respectively.

Note 9 - Related Party Transactions

Stephen M. Merrick, Executive Vice President, Secretary and a Director of the Company, is of counsel to the law firm of Vanasco Genelly and Miller PC which provides legal services to the Company. Legal fees incurred by the Company with this firm for the first quarter of 2007 and 2006, respectively, were $39,000 and $29,000. Also, the Company paid Mr. Merrick $21,000 for services in the first quarter of 2007 and $21,000 in the first quarter of 2006.

John Schwan is a principal of Shamrock Packaging and affiliated companies. The Company made purchases of approximately $105,000 during the three months ended March 31, 2007 and $66,000 during the three months ended March 31, 2006.

John Schwan was an officer of and affiliate of Rapak L.L.C. Rapak purchased $1,625,000 during the three months ended March 31, 2007 and $1,430,000 during the three months ended March 31, 2006. Mr. Schwan ended his relationship with Rapak in the first quarter of 2006. Also, the Company paid Mr. Schwan $16,000 for services in the first quarter of 2007 and $15,000 in the first quarter of 2006.

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

Interest payments have been made to John H. Schwan and Stephen M. Merrick for loans made to the Company. These interest payments for the three months ended March 31, 2007 totaled $49,000 and $25,000, respectively. In 2006, for the three months ended March 31, 2006, the amounts were $40,000 and $16,000, respectively.

Note 10 - New Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation FASB No. 109 (“FIN 48”), which prescribes accounting for and disclosure of uncertainty in tax positions. This interpretation defines the criteria that must be met for the benefits of a tax position to be recognized in the financial statements and the measurement of tax benefits recognized. The provisions of FIN 48 are effective as of the beginning of the Company’s 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company determined that there was no material impact of adopting FIN 48 on the Company’s consolidated financial statements.

Fair Value Positions

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement clarifies how to measure fair value as permitted under other accounting pronouncements but does not require any new fair value measurements. The Company will be required to adopt SFAS No. 157 as of January 1, 2008. The Company is currently evaluating the impact of SFAS No. 157 and has not yet determined the impact on its financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities--including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of SFAS 159 is to provide opportunities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply hedge accounting provisions. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 will be effective in the first quarter of fiscal 2009. The Company is evaluating the impact that this statement will have on its consolidated financial statements. The adoption of SFAS 159 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Note 11 - Standby Equity Distribution Agreement (SEDA)

In July 2006, we entered into a Standby Equity Distribution Agreement (SEDA) with Cornell Capital Partners, LP (“Cornell Capital”) pursuant to which we may, at our discretion, periodically sell to Cornell Capital shares of common stock at a price equal to the volume weighted average price of our common stock on the NASDAQ Capital Market for the five days immediately following the date we notify Cornell Capital of our request. On December 28, 2006, we filed a Registration Statement with the SEC for the registration of 403,500 shares to be sold to Cornell Capital and Newbridge Securities (our placement agent). On January 28, 2007, the registration statement was declared effective. As of March 31, 2007, in connection with the SEDA, we have received $216,500 in net proceeds and recorded a stock subscription receivable for $94,500 from Cornell Capital. Cornell Capital has purchased from us an aggregate of 57,331 shares of our common stock.

Note 12 - Subsequent Events

The Company has issued an additional 59,292 shares to Cornell Capital between March 31, 2007 and April 27, 2007 with net proceeds of $260,000, and a stock subscription receivable of $71,000 as part of the SEDA.

On April 27, 2007, the Board of Directors approved a 2007 Stock Incentive Plan (the “Plan”) and authorized the Plan to be submitted to the shareholders of the Company for approval. The Plan authorizes the issuance of awards for up to 150,000 shares our Common Stock in the form of incentive stock options, non-statutory stock options, restricted stock awards and unrestricted stock awards. To date, no awards have been made under the Plan and no awards will be made unless and until the Plan is approved by the shareholders.

In December, 2006 the Board approved the retirement of all treasury shares to be effected in 2007.

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

Results of Operations

Net Sales. For the three months ended March 31, 2007, net sales were $8,279,000 compared to net sales of $8,156,000 for the same period of 2006, an increase of 1.5%. For the quarters ended March 31, 2007 and 2006, net sales by product category were as follows:

	Three Months Ended
	March 31, 2007		March 31, 2006
	$	% of	$	% of
Product Category	(000) Omitted	Net Sales	(000) Omitted	Net Sales

Metalized Balloons	3,999	48%	3,674	45%

Films	1,826	22%	1,783	22%

Pouches	665	8%	983	12%

Latex Balloons	1,516	19%	1,519	19%

Helium/Other	273	3%	197	2%

The increase in metalized balloon sales for three months ended March 31, 2007, compared to the same period of 2006 is attributable to the addition of two new customers in 2007. Sales to these customers totaled $390,000.

The decline in pouch sales is attributable principally to the reduction in sales to one customer by approximately $199,000. We anticipate continued sales of pouches to this customer under our supply agreement with this customer.

Sales to a limited number of customers continue to represent a large percentage of our net sales. The table below illustrates the impact on sales of our top two and ten customers for the three months ended March 31, 2007 and 2006.

	Three Months Ended

	% of Net Sales
	March 31, 2007	March 31,2006

Top 2 customers	35.9%	35.3%

Top 10 Customers	64.1%	58.4%

During the three months ended March 31, 2007, there were two customers whose purchases represented more than 10% of the Company’s sales. The sales to each of these customers for the three months ended March 31, 2007 were $1,625,000 or 19.6% and $1,347,000 or 16.3% of net sales respectively. Sales to these customers in the same period of 2006 were $1,430,000 or 17.5% and $1,456,000 or 17.8%, of net sales, respectively. For the quarter ended March 31, 2007, the total amount due from these customers to the Company was $1,344,000 and $1,144,000 respectively. The balances owed at March 31, 2006 were $1,156,000 and $1,250,000 respectively.

Cost of Sales. Cost of sales in the first quarter of 2007 were $6,376,000 or 77% compared to cost of sales of $6,203,000 or 76% in the first quarter of 2006. In addition to the slightly higher rate of sales in the first quarter of 2007, the Company incurred production overhead expenses in that quarter related to the improvements to the facility in Barrington, Illinois and preparation for the production of a new line of pouch products.

General and Administrative. For the three months ended March 31, 2007, general and administrative expenses were $1,212,000 or 14.6% of net sales, compared to $1,017,000 or 12.5% of net sales for the same period in 2006. The increase included additions in administrative staff and compensation rates and increases in legal fees.

Selling. For the three months ended March 31, 2007, selling expenses were $206,000 or 2.5% of net sales for the quarter, compared to $177,000 or 2.2% of net sales for the same three months of 2006. The increase in selling expense is attributable to increased royalties and commissions paid on sales to new customers.

Advertising and Marketing. For the three months ended March 31, 2007, advertising and marketing expenses were $291,000 or 3.5% of net sales for the period, compared to $218,000 or 2.7% of net sales for the same period of 2006. The change in advertising and marketing was principally due to an increase in the amortization of artwork and printing plate costs that were expensed in the period as compared to the prior period.

Other Income (Expense). During the three months ended March 31, 2007, the Company incurred net interest expense of $335,000, compared to net interest expense during the same period of 2006 of $331,000.

During the three months ended March 31, 2007, the Company had other income of $52,000 compared to other income of $48,000 during the first quarter of 2006. Both amounts consisted of foreign currency transaction gains.

Income Taxes. For the three months ended March 31, 2007, the income tax benefit of $36,000 related to the loss recorded in the U.S. This was offset by a provision for income taxes in the United Kingdom for CTI Balloons, Ltd, the Company’s subsidiary in the United Kingdom and in Mexico for Flexo Universal, S.A. de C.V., the Company’s subsidiary in Mexico. For the same period of 2006, the Company recorded an income tax expense of $38,000.

Net (Loss) Income. For the three months ended March 31, 2007, the Company had net loss of $52,000 or $0.02 per share (basic and diluted), compared to net income for the same period of 2006 of $220,000 or $0.11 per share basic and $0.10 diluted. For the three months ended March 31, 2007, the Company had net income from operations (before interest, taxes and non-operating items) of $194,000, compared to net income from operations of $541,000 during the same period of 2006. The difference in net income between the first quarter of 2007 and 2006 is attributable principally to increased administrative, selling and marketing costs incurred in the United States operations.

Financial Condition, Liquidity and Capital Resources

Cash Flow Items.

Operating Activities. During the quarter ended March 31, 2007, net cash provided by operations was $529,000, compared to net cash used in operations during three months ended March 31, 2006 of $945,000.

Significant changes in working capital items during the three months ended March 31, 2007 consisted of (i) a decrease in accounts receivable of $372,000, (ii) an increase in inventory of $290,000, (iii) depreciation and amortization of $359,000, (iv) an increase in trade payable of $133,000 and (v) a decrease in accrued liabilities of $99,000. We do anticipate some increases in depreciation during the balance of 2007 due to additional equipment purchases relating to product line extension and building improvements.

Investing Activity. During the three months ended March 31, 2007, cash used in investing activity was $327,000, compared to $61,000 in same period of 2006. We do anticipate incurring additional capital expenditures during the balance of 2007 for improvements and for the acquisition of production equipment.

Financing Activities. For the three months ended March 31, 2007, cash used in financing activities was $122,000 compared to cash provided by financing activities for the same period of 2006 in the amount of $1,379,000. In the first quarter of 2007 financing activities included the receipt of $105,000 from the sale of common stock and payment of long term debt obligations of $268,000.

Liquidity and Capital Resources. At March 31, 2007, the Company had a cash balance of $466,000. At March 31, 2007, the Company had a working capital balance of $1,823,000 compared to a working capital balance of $1,848,000 at December 31, 2006.

The Company's current cash management strategy includes utilizing the Company's revolving line of credit for liquidity. Under our line of credit with Charter One Bank, we are entitled to borrow an amount equal to 85% of eligible receivables and 60% of eligible inventory, up to a maximum of $7,000,000. Foreign receivables and inventory held by our foreign subsidiaries are not eligible. In addition, in order to be permitted to make advances under the line of credit, we are required to meet various financial covenants. As of March 31, 2007, we had complied with all applicable financial covenants in the loan agreement. Based on our results to date for the year and our projected results of operations for the balance of this year, we believe we will be in compliance with all applicable financial covenants of the loan agreement for the balance of 2007. Further, we believe that with our present cash and working capital and the amounts available to us under our line of credit and through sales of common stock, we will have sufficient funds to enable us to meet our obligations through the next twelve months.

The loan agreement provides for interest at varying rates in excess of the Bank’s prime rate, depending on the level of senior debt to EBITDA over time. As of March 31, 2007, the applicable premium being applied was 0.25%

Also, under the loan agreement, we were required to purchase a swap agreement with respect to at least 60% of the mortgage and term loan portions of our loan. On April 5, 2006, we entered into a swap arrangement with Charter One Bank with respect to 60% of the principal amounts of the mortgage loan and the term loan, which had the effect of fixing the interest rate for such portions of the loans at 8.49% for the balance of the loan terms. These swap arrangements are subject to some market variation due to market interest rate variability. Management believes that these variations will not materially affect the results of the Company. As of March 31, 2007, the net effect of these market adjustments were $61,000, which has been recorded in the Company’s consolidated financial statements. The net effect for the three months ending March 31, 2007 was additional interest expense of $6,000.

On June 6, 2006, we entered into a Standby Equity Distribution Agreement with Cornell Capital pursuant to which we may, at our discretion, periodically sell to Cornell Capital shares of common stock for a total purchase price of up to $5 million. For each share of common stock purchased under the Standby Equity Distribution Agreement, Cornell Capital will pay one hundred percent (100%) of the lowest volume weighted average price (as quoted by Bloomberg, LP) of our common stock on the NASDAQ Capital Market or other principal market on which our common stock is traded for the five (5) days immediately following the notice date. The number of shares purchased by Cornell Capital for each advance is determined by dividing the amount of each advance by the purchase price for the shares of common stock. Furthermore, Cornell Capital will receive five percent (5%) of each advance in cash under the Standby Equity Distribution Agreement as an underwriting discount. Cornell’s obligation to purchase shares of our common stock under the Agreement is subject to certain conditions, including: (i) we have obtained an effective registration statement for the shares of common stock sold to Cornell under the Agreement and (ii) the amount of each advance requested by us under the Agreement shall not be more than $100,000.

We are permitted to make draws on the Standby Equity Distribution Agreement only so long as Cornell Capital’s beneficial ownership of our common stock remains lower than 9.9% and a possibility exists that Cornell Capital may own more than 9.9% of CTI’s outstanding common stock at a time when we would otherwise plan to make an advance under the Standby Equity Distribution Agreement. We do not have any agreements with Cornell Capital regarding the distribution of such stock, although Cornell Capital has indicated that it intends promptly to sell any stock received under the Standby Equity Distribution Agreement.

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

On December 28, 2006, we filed a Registration Statement for the registration of 403,500 shares of our common stock. On January 26, 2007, the Registration Statement was declared effective. Since that time, to May 18, 2007, we have sold an aggregate of 116,603 shares of common stock to Cornell under the SEDA and have received net proceeds from the sale of those shares in the amount of $642,000. We intend to continue to sell shares to Cornell under the SEDA.

Seasonality

In recent years, sales in the metalized balloon product line have historically been seasonal with approximately 45% occurring in the period from December through March and 21% being generated in the period from July through October. The sale of latex balloons and laminated film products have not historically been seasonal.

Critical Accounting Policies

A summary of our critical accounting policies and estimates is presented on pages 42 and 43 of our 2006 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk

The Company is exposed to various market risks, primarily foreign currency risks and interest rate risks.

The Company’s earnings are affected by changes in interest rates as a result of variable rate indebtedness. If market interest rates for our variable rate indebtedness average 1% more than the interest rate actually paid for the first quarter ended March 31, 2007 and 2006, our interest rate expense would have increased, and income before income taxes would have decreased by $23,474 and $26,547 for these quarters, respectively. These amounts are determined by considering the impact of the hypothetical interest rates on our borrowings. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to reduce our exposure to such change. However, due to the uncertainty of the specific actions we would take and their possible effects, the sensitivity analysis assumes no change in our financial structure.

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

We have performed a sensitivity analysis as of March 31, 2007 that measures the change in the results of our foreign operations arising from a hypothetical 10% adverse movement in the exchange rate of all of the currencies the Company presently has operations in. Using the results of operations for the first quarter of 2007 and 2006 for the Company’s foreign operations as a basis for comparison, an adverse movement of 10% would create a potential reduction in the Company’s net income, or increase its net loss before taxes, in the amount of $45,221 and $44,860 for each of those quarters, respectively.

The Company is also exposed to market risk in changes in commodity prices in some of the raw materials it purchases for its manufacturing needs. However, this presents a risk that would not have a material effect on the Company’s results of operations or financial condition.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures: Our principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2007. Based on such review and evaluation, our chief executive officer and chief financial officer have concluded that, as of such date, our disclosure controls and procedures were adequate and effective to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended (a) is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and (b) is accumulated and communicated to the Company’s management, including the officers, as appropriate to allow timely decisions regarding required disclosure.

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

In addition, the Company is party to certain lawsuits or claims arising in the normal course of business. The ultimate outcome of these matters is unknown, but in the opinion of management, we do not believe any of these proceedings or claims will have, individually or in the aggregate, a material adverse effect upon our financial condition or future results of operation.

Item 1A. Risk Factors

There have been no material changes from the risk factors as disclosed in the Company’s Form 10-K in response to Item 1A to Part I of Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 6, 2007, the Company reserved 17,000 shares of common stock to Capstone Advisory Group in consideration of management consulting services to be performed over a period of 18 months. The shares will be issued on a restricted basis for investment only and the sale will not be registered in reliance upon an exemption from registration for non-public offerings.

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

Dated: May 21, 2007	CTI INDUSTRIES CORPORATION

	By:	/s/ Howard W. Schwan
Howard W. Schwan, President

By:	/s/ Stephen M. Merrick
Stephen M. Merrick Executive Vice President and Chief Financial Officer