Form 10-Q
period 2007-06-30
CTI INDUSTRIES CORP
filed 2007-08-15
CIK 1042187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007
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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the Reistrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐     Accelerated filer  ☐    Non-accelerated filer ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The number of shares outstanding of the Registrant’s common stock as of August 1, 2007 was 2,333,847.

PART I - FINANCIAL INFORMATION

Item No. 1	Financial Statements	1
Item No. 2	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	13
Item No. 3	Quantitative and Qualitative Disclosures Regarding Market Risk	20
Item No. 4	Controls and Procedures	21

PART II - OTHER INFORMATION

Item No. 1	Legal Proceedings.	21
Item No. 1A	Risk Factors	22
Item No. 2	Unregistered Sales of Equity Securities and Use of Proceeds	22
Item No. 3	Defaults Upon Senior Securities	22
Item No. 4	Submission of Matters to a Vote of Security Holders	22
Item No. 5	Other Information	23
Item No. 6	Exhibits	23

PART I. FINANCIAL INFORMATION

This quarterly report includes both historical and “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future results. Words such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” or similar words are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Although we believe that our opinions and expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements, and our actual results may differ substantially from the views and expectations set forth in this quarterly report on Form 10-Q. We disclaim any intent or obligation to update any forward-looking statements after the date of this quarterly report to conform such statements to actual results or to changes in our opinions or expectations. These forward-looking statements are affected by risks, uncertainties and assumptions that we make, including, among other things, the factors that are described in “Item No. 1A - Risk Factors” in our 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 10, 2007, as the same may be updated or amended in our quarterly reports on Form 10-Q.

Item 1. Financial Statements

The following condensed consolidated financial statements of the Registrant are attached to this Form 10-Q:

1.	Interim Balance Sheet as at June 30, 2007 (unaudited) and Balance Sheet as at December 31, 2006;

2.	Interim Statements of Income (unaudited) for the three and six month periods ended June 30, 2007 and June 30, 2006;

3.	Interim Statements of Cash Flows (unaudited) for the six months ended June 30, 2007 and June 30, 2006;

4.	Interim Consolidated Earnings per Share (unaudited) for the three and six month periods ended June 30, 2007 and June 30, 2006;

5.	Notes to Condensed Consolidated Financial Statements.

The Financial Statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of results for the periods presented.

CTI Industries Corporation and Subsidiaries
Consolidated Balance Sheets

	June 30, 2007	December 31, 2006
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$528,571	$384,565
Accounts receivable, (less allowance for doubtful accounts of $284,000	5,641,871	6,442,765
and $210,000, respectively)
Inventories, net	8,929,696	7,974,113
Net deferred income tax asset	1,016,114	1,025,782
Prepaid expenses and other current assets	964,639	664,020

Total current assets	17,080,891	16,491,245

Property, plant and equipment:
Machinery and equipment	18,830,207	18,763,007
Building	2,689,956	2,689,956
Office furniture and equipment	2,153,241	2,087,708
Land	250,000	250,000
Leasehold improvements	469,370	459,502
Fixtures and equipment at customer locations	2,330,483	2,330,483
Projects under construction	939,728	289,229
	27,662,985	26,869,885
Less : accumulated depreciation and amortization	(18,955,364)	(18,277,611)

Total property,plant and equipment, net	8,707,621	8,592,274

Other assets:
Deferred financing costs, net	165,168	207,049
Goodwill	989,108	989,108
Net deferred income tax asset	5,884	101,102
Other assets (due from related party $53,000 and $30,000, respectively)	211,266	264,161

Total other assets	1,371,426	1,561,420

TOTAL ASSETS	$27,159,938	$26,644,939
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Checks written in excess of bank balance	$179,033	$108,704
Trade payables	3,961,107	3,410,869
Line of credit	5,942,108	6,317,860
Notes payable - current portion	835,451	948,724
Notes payable - officers, current portion, net of debt discount of $89,000 and $90,000	2,157,065	2,155,284
Accrued liabilities	1,441,267	1,701,933

Total current liabilities	14,516,031	14,643,374

Long-term liabilities:
Other liabilities (related parties $1,153,000 and $1,274,000)	1,167,524	1,294,272
Notes payable, net of current portion	4,428,573	4,866,008
Notes payable - officers, subordinated, net of debt discount of $229,000 and $273,000	770,962	726,688
Total long-term liabilities	6,367,059	6,886,968
Minority interest	12,603	12,672
Stockholders' equity:
Preferred Stock -- no par value, 2,000,000 shares authorized
0 shares issued and outstanding	-	-
Common stock - no par value, 5,000,000 shares authorized,
2,333,847 and 2,412,297 shares issued and 2,333,847 and 2,142,097
outstanding, respectively	3,764,020	3,764,020
Paid-in-capital	5,804,433	6,100,587
Warrants issued in connection with subordinated debt and bank debt	1,038,487	1,038,487
Accumulated deficit	(4,074,913)	(4,445,897)
Accumulated other comprehensive loss	(267,782)	(297,490)
Less: Treasury stock - 270,200 shares at December 31, 2006	0	(1,057,782)

Total stockholders' equity	6,264,245	5,101,925

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$27,159,938	$26,644,939

See accompanying notes to condensed consolidated unaudited statements

CTI Industries Corporation and Subsidiaries
Consolidated Statements of Income (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006

Net Sales	$9,258,828	$8,996,935	$17,537,702	$17,153,158

Cost of Sales	6,514,432	6,799,824	12,890,619	13,002,732

Gross profit	2,744,396	2,197,111	4,647,083	4,150,426

Operating expenses:
General and administrative	1,297,270	1,091,956	2,509,439	2,109,430
Selling	224,505	234,292	430,474	410,918
Advertising and marketing	396,429	267,372	687,219	485,633

Total operating expenses	1,918,204	1,593,620	3,627,132	3,005,981

Income from operations	826,192	603,491	1,019,951	1,144,445

Other income (expense):
Interest expense	(297,040)	(439,785)	(633,624)	(776,230)
Interest income	4,126	8,359	6,126	14,181
Foreign currency gain	41,175	43,009	93,347	90,554

Total other expense	(251,739)	(388,417)	(534,151)	(671,495)

Income before income taxes and minority interest	574,453	215,074	485,800	472,950

Income tax expense	151,293	9,423	114,886	47,611

Income before minority interest	423,160	205,651	370,914	425,339

Minority interest in loss of subsidiary	(35)	(48)	(69)	(128)

Net income	$423,195	$205,699	$370,983	$425,467

Basic income per common share	$0.18	$0.10	$0.17	$0.21

Diluted income per common share	$0.17	$0.09	$0.15	$0.19

Weighted average number of shares and equivalent shares
of common stock outstanding:
Basic	2,303,371	2,053,311	2,230,670	2,044,939

Diluted	2,540,729	2,171,525	2,507,219	2,198,436

See accompanying notes to condensed consolidated unaudited statements

CTI Industries Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended June 30,
	2007	2006

Cash flows from operating activities:
Net income	$370,983	$425,467
Adjustment to reconcile net income to cash
provided by (used in) operating activities:
Depreciation and amortization	720,949	751,442
Amortization of debt discount	46,055	48,117
Change in value of swap agreement	(31,160)
Minority interest in loss of subsidiary	(69)	(80)
Provision for (recoveries) losses on accounts receivable	72,346	90,284
Provision for (recoveries) losses on inventories	(17,729)	67,500
Deferred income taxes	114,886	47,611
Change in assets and liabilities:
Accounts receivable	721,765	(1,425,048)
Inventories	(924,099)	(869,665)
Prepaid expenses and other current assets	(20,048)	(79,546)
Trade payables	541,685	(1,226,242)
Accrued liabilities	(382,527)	947,685

Net cash provided by (used in) operating activities	1,213,037	(1,222,475)

Cash flows from investing activity:
Purchases of property, plant and equipment	(785,332)	(237,019)

Net cash used in investing activity	(785,332)	(237,019)

Cash flows from financing activities:
Checks written in excess of bank balance	69,258	(363,009)
Net change in revolving line of credit	(375,752)	668,284
Proceeds from issuance of long-term debt and warrants
(received from related party $1,000,000 in 2006)	0	2,488,801
Repayment of long-term debt (related parties $103,000 and $15,000)	(649,945)	(796,695)
Proceeds from exercise of stock options	77,005	0
Proceeds from exercise of warrants	0	59,524
Proceeds from issuance of stock, net	598,824	0
Cash paid for deferred financing fees	(8,501)	(253,330)

Net cash (used in) provided by financing activities	(289,111)	1,803,575

Effect of exchange rate changes on cash	5,412	21,803

Net increase in cash	144,006	365,884

Cash at beginning of period	384,565	261,982

Cash and cash equivalents at end of period	$528,571	$627,866

Supplemental disclosure of cash flow information:
Cash payments for interest	$632,023	$572,550

Cash payments for taxes	$10,000	$-

Supplemental Disclosure of non-cash investing and financing activities
Stock subscription receivable	$6,751

Stock issued under consulting agreement	$79,050

See accompanying notes to condensed consolidated unaudited statements

CTI Industries Corporation and Subsidiaries
Consolidated Earnings per Share (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Basic
Average shares outstanding:
Weighted average number of common shares
outstanding	2,303,371	2,053,311	2,230,670	2,044,939

Net income:
Net income	$423,195	$205,699	$370,983	$425,467

Per share amount	$0.18	$0.10	$0.17	$0.21

Diluted
Average shares outstanding:
Weighted average number of common shares
outstanding	2,303,371	2,053,311	2,230,670	2,044,939

Effect of dilutive shares	237,358	118,214	276,549	153,497

Weighted average number of shares and
equivalent shares of common stock
outstanding	2,540,729	2,171,525	2,507,219	2,198,436

Net income:
Net income	$423,195	$205,699	$370,983	$425,467

Per share amount	$0.17	$0.09	$0.15	$0.19

See accompanying notes to condensed consolidated unaudited statements

CTI Industries Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 - Basis of Presentation

The accompanying consolidated financial statements are unaudited but in the opinion of management contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the consolidated financial position and the consolidated results of operations and consolidated cash flows for the periods presented in conformity with generally accepted accounting principles for interim consolidated financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Operating results for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2006.

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

Earnings per share:

Basic earnings per share is computed by dividing net income available to common shareholders, net earnings, by the weighted average number of shares of common stock outstanding during the period.

Diluted earnings per share is computed by dividing the net earnings by the weighted average number of shares of common stock and common stock equivalents (stock options and warrants), unless anti-dilutive, during each period.

Shares to be issued upon the exercise of options and warrants aggregating 271,276 and 466,030, respectively, as of June 30, 2007. In 2006 the shares to be issued upon the exercise of options and warrants were 361,405 and 466,030, respectively. None of these shares are included in the computation of loss per share as their effect is anti-dilutive.

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

Note 3 - Comprehensive (Loss) Income

Other comprehensive income is comprised of income from foreign currency translation amounting to $37,607 and $3,602 for the three months ended June 30, 2007 and 2006, respectively, and $29,708 and $33,740 for the six months ended on such dates. As a result, accumulated comprehensive loss amounts to $(267,782) and $(189,680) for the periods ended June 30, 2007 and 2006, respectively.

Note 4 - Stock-Based Compensation

As of June 30, 2007, the Company had five stock-based compensation plans pursuant to which stock or stock options may be granted. Four of the Plans provide for the award of options, which may either be incentive stock options (“ISOs”) within the meaning of Section 422A of the Internal Revenue Code of 1986, as amended (the “Code”) or non-qualified options (“NQOs”) which are not subject to special tax treatment under the Code. The Company’s 2007 Incentive Stock Plan provides for the award of stock options (ISO’s and NQO’s) and of both restricted and non-restricted stock.

On April 30, 2007, the Board of Directors approved for adoption the CTI Industries Corporation 2007 Stock Incentive Plan (“2007 Stock Incentive Plan”) pursuant to which the grant of stock or stock options for up to 150,000 shares of common stock of the Company was authorized. At a meeting of the shareholders held on June 22, 2007 the 2007 Stock Incentive Plan was approved by a vote of the shareholders. The Company will file a Registration Statement on Form S-8 with respect to the stock or options to be granted pursuant to this Plan in the third quarter. No grants of stock or options have been made under this Plan.

No grants of stock or options have been made during the six months ended June 30, 2007.

A summary of the Company’s stock option activity and related information for the six months ended June 30, 2007 follows:

	June 30, 2007	Weighted Avg. Exercise Price
Outstanding and exercisable, beginning of period	337,945	$3.42
Granted	0
Exercised	34,527	2.43
Cancelled	32,142	6.92
Outstanding and exercisable at the end of period	271,276	$3.15

Proceeds received for the exercise of options were $77,000 and $15,000 for the six and three months ended June 30, 2007.

The aggregate intrinsic value of options and warrants outstanding, in the money and exercisable as of June 30, 2007 were $380,000 and $242,000, respectively.

Options outstanding as of June 30, 2007:

	Outstanding	Exercisable	Wtd.Avg Exercise Price	Remaining Life (Years)
September 1997	25,002	25,002	$6.30	0.3
September 1998	30,556	30,556	$6.30	1.3
September 1998	11,905	11,905	$2.10	1.3
March 2000	29,762	29,762	$1.89	2.9
December 2001	26,192	26,192	$1.47	4.6
April 2002	11,905	11,905	$2.10	4.9
December 2002	55,954	55,954	$2.36	0.4
December 2003	5,000	5,000	$2.26	6.6
December 2005	75,000	75,000	$2.88	8.6
	271,276	271,276	$3.15	3.4

Note 5 - Inventories, net

	June 30, 2007	December 31, 2006

Raw materials	$1,534,000	$1,449,000
Work in process	1,117,000	945,000
Finished goods	6,540,000	5,855,000
Allowance, lower of cost or market	(261,000)	(275,000)

Inventories, net	$8,930,000	$7,974,000

Note 6 - Geographic Segment Data

The Company has determined that it operates primarily in one business segment which designs, manufactures and distributes film products for use in packaging and novelty balloon products. The Company operates in foreign and domestic regions. Information about the Company's operations by geographic areas is as follows:

	Net Sales		Net Sales
	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

United States	$7,483,000	$7,499,000	$13,827,000	$14,021,000
Mexico	1,616,000	1,416,000	3,212,000	2,859,000
United Kingdom	739,000	750,000	1,609,000	1,563,000
Eliminations	(579,000)	(668,000)	(1,110,000)	(1,290,000)

	$9,259,000	$8,997,000	$17,538,000	$17,153,000

	Net Income		Net Income
	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

United States	$392,000	$189,000	$265,000	$337,000
Mexico	(1,000)	2,000	65,000	27,000
United Kingdom	57,000	15,000	116,000	61,000
Eliminations	(25,000)	-	(75,000)	-

	$423,000	$206,000	$371,000	$425,000

	Total Assets at
	June 30,	December 31,
	2007	2006

United States	$25,581,000	$25,256,000
Mexico	5,510,000	5,050,000
United Kingdom	3,144,000	2,627,000
Eliminations	(7,075,000)	(6,288,000)

	$27,160,000	$26,645,000

Note 7 - Stockholders’ Equity

The Company cancelled all of the treasury stock in the quarter ended June 30, 2007 by authorization of the Board of Directors. The Company also issued 17,000 shares of Stock to Capstone Advisory Group in consideration of management consulting services to be performed over a period of 18 months. The shares were issued on a restricted basis for investment only and the sale will not be registered in reliance upon an exception from registration for non-public offerings. The shares will be amortized over the 18 months agreement term.

Note 8 - Concentration of Credit Risk

Concentration of credit risk with respect to trade accounts receivable is generally limited due to the number of entities comprising the Company's customer base. The Company performs ongoing credit evaluations and provides an allowance for potential credit losses against the portion of accounts receivable which is estimated to be uncollectible. Such losses have historically been within management's expectations. During the six months ending June 30, 2007, there were three customers whose purchases represented more than 10% of the Company’s sales. The sales to each of these customers for the six months ended June 30, 2007 were, respectively, $3,340,000 or 19.0%, $3,146,000 or 17.9% and $1,763,000 or 10.1% of consolidated net sales respectively. Sales to these customers in the same period of 2006 were $3,355,000 or 19.6%, $3,691,000 or 21.5% and $1,567,000 or 9.1% of consolidated net sales, respectively. During the three months ending June 30, 2007, there were three customers whose purchases represented more than 10% of the Company’s sales. The sales to each of these customers for the three months ended June 30, 2007 were $1,799,000 or 19.4%, $1,715,000 or 18.5% and $1,160,000 or 12.5% of consolidated net sales, respectively. Sales to these customers for the same period of 2006 were $2,235,000 or 24.8%, $1,925,000 or 21.4% and $765,000 or 8.5%, respectively. As of June 30, 2007, the total amount owed by these customers was $847,000 or 15.0%, $1,050,000 or 18.6% and $368,000, or 6.5%, respectively of the consolidated accounts receivables. The amounts owed at June 30, 2006 were $1,187,000, or 21.2%, $1,234,000 or 22.0% and $141,000, or 2.5% of the consolidated accounts receivable, respectively.

Note 9 - Related Party Transactions

Stephen M. Merrick, Executive Vice President, Secretary and a Director of the Company, is of counsel to the law firm of Vanasco Genelly and Miller PC which provides legal services to the Company. Legal fees incurred by the Company with this firm for the first six months of 2007 and 2006, respectively, were $74,000 and $49,500. Legal fees incurred by the Company with this firm for the three months ended June 30, 2007 and 2006, respectively, were $35,000 and $21,000.

John H. Schwan, Chairman of the Company, is one of the owners of Shamrock Packaging and affiliated companies. The Company made purchases of approximately $291,000 during the six months ended June 30, 2007 and $132,000 during the six months ended June 30, 2006. The Company made purchases of approximately $186,000 during the three months ended June 30, 2007 and $66,000 during the three months ended June 30, 2006.

John H. Schwan was an officer of and affiliate of Rapak L.L.C. Rapak’s purchases from the Company were $3,355,000 during the six months ended June 30, 2006. Rapak’s purchases from the Company were $1,925,000 during the three months ended June 30, 2006. Mr. Schwan ended his relationship with Rapak in the first quarter of 2006.

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

Interest payments have been made to John H. Schwan and Stephen M. Merrick for loans made to the Company. These interest payments for the six months ending June 30, 2007 totaled $99,000 and $50,000, respectively. In 2006, for the six months ending June 30, 2006, the amounts were $89,000 and $40,000, respectively. For the three month period ended June 30, 2007 these interest payment were $50,000 and $25,000 respectively. The payments for the same period in 2006 were $49,000 and $24,000 respectively.

Note 10 - New Accounting Pronouncements

Fair Value Positions

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement clarifies how to measure fair value as permitted under other accounting pronouncements but does not require any new fair value measurements. The Company will be required to adopt SFAS No. 157 as of January 1, 2008. The Company is currently evaluating the impact of SFAS No. 157 and has determined the impact on its financial statements will not be material.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities--including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of SFAS 159 is to provide opportunities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply hedge accounting provisions. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 will be effective in the first quarter of fiscal 2009. The adoption of SAS 159 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Note 11 - Standby Equity Distribution Agreement (SEDA)

In July 2006, we entered into a Standby Equity Distribution Agreement (SEDA) with Cornell Capital Partners, LP (“Cornell Capital”) pursuant to which we may, at our discretion, periodically sell to Cornell Capital shares of common stock at a price equal to the volume weighted average price of our common stock on the NASDAQ Capital Market for the five days immediately following the date we notify Cornell Capital of our request. On December 28, 2006, we filed a Registration Statement with the SEC for the registration of 403,500 shares to be sold to Cornell Capital and Newbridge Securities (our placement agent). On January 26, 2007, the registration statement was declared effective. In connection with the SEDA, we have received $599,000 in net proceeds during the six months ended June 30, 2007. Cornell Capital has purchased from us an aggregate of 140,223 shares of our common stock.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

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

Recent Developments

During the second quarter of 2007, we commenced marketing and sales efforts for our new line of zippered vacuum pouches directed to the sportsman market which is being offered under the name and trademark ZipVac™. The product line includes a package containing three quart and two gallon zippered vacuum pouches, a hand pump and a battery operated pump. Additional pouches are offered in a separate container. The pouches are intended for use in the storage and vacuum sealing of food and other items to protect against exposure and to extend freshness or useful life.

We are also engaged in a development and evaluation program for zippered vacuum bags with a consumer products company and have produced and sold some pouches to this company as a part of the evaluation program.

We have purchased three pouch converting machines for the production of zippered vacuum pouches, have installed one of those machines and have commenced production on that installed machine. Based upon the level of orders placed for these products or commitments received, we may purchase additional pouch converting machines.

In August the Company received a purchase order from one retail chain and indications of interest from several others for the purchase of our ZipVac line. We anticipate that sales and deliveries of the ZipVac line will commence in the third quarter of 2007.

Results of Operations

Net Sales. For the three months ended June 30, 2007, net sales were $9,259,000 compared to net sales of $8,997,000 for the same period of 2006, an increase of 2.9%. For the three months ended June 30, 2007 and 2006, net sales by product category were as follows:

	Three Months Ended
	June 30, 2007		June 30, 2006
	$	% of	$	% of
Product Category	(000) Omitted	Net Sales	(000) Omitted	Net Sales

Metalized Balloons	$4,114	45%	$4,583	51%

Films	1,960	21%	2,099	23%

Pouches	1,302	14%	902	10%

Latex Balloons	1,607	17%	1,135	13%

Helium/Other	276	3%	278	3%

For the six months ended June 30, 2007, net sales were $17,538,000 compared to net sales of $17,153,000 for the six months ended June 30, 2006, an increase of 2.2%. For the six months ended June 30, 2007 and 2006, net sales by product category were as follows:

	Six Months Ended
	June 30, 2007		June 30, 2006
	$	% of	$	% of
Product Category	(000) Omitted	Net Sales	(000) Omitted	Net Sales

Metalized Balloons	8,114	46%	8,257	48%

Films	3,787	22%	3,882	23%

Pouches	1,967	11%	1,885	11%

Latex Balloons	3,122	18%	2,654	15%

Helium/Other	548	3%	475	3%

Overall, we experienced a nominal increase in sales for the three and six month periods ended June 30, 2007 compared to the prior periods.

Metalized Balloons.  During the three months ended June 30, 2007 net sales of metalized balloons declined by 10.2% compared to the prior year period from $4,583,000 to $4,114,000. For the six months, the decline in metalized balloon sales was 1.7% from $8,257,000 to $8,114,000. This decline is attributable to lower sales for these periods to a principal customer as well as modest declines in sales to other customers.

Films.  During the first six months of 2007 compared to the same period last year, sales of laminated films decreased by 2.4% representing a decrease in sales to customers other than our principal films customer, Rapak, L.L.C. (“Rapak”). On April 28, 2006, we entered into a License Agreement with Rapak under which we granted a worldwide, irrevocable license to Rapak under a patent relating to textured film and pouches utilizing such film which was issued during 2006 and will expire in January of 2027. The term of the license is for the entire term of the patent. The License Agreement also amends our existing Supply Agreement with Rapak, entered into on December 20, 2002, under which we supply textured film to Rapak for use by them in the production of pouches. The License Agreement extends the term of the Supply Agreement until October 31, 2008; the Supply Agreement is automatically renewed thereafter for successive one-year terms unless terminated by either party. We have supplied textured film to Rapak for several years and will continue to supply textured film to Rapak under the License Agreement and the Supply Agreement as amended. For the six months ended June 30, 2007 and 2006 our net sales of film to Rapak were $3,340,000, or 19.0%, and $3,355,000, or 19.5%, respectively. For the three months ended June 30, 2007 and 2006, our net sales of film to Rapak were $1,715,000, or 18.5%, and $1,925,000, or 21.4%, respectively.

Pouches.  Sales of pouches increased by 44.3% from $902,000 to $1,302,000 for the three months ended June 30, 2007 compared to the same prior year period. Sales of pouches increased from $1,885,000 in the first six months of 2006 to $1,967,000 or 4.4% in the first six months of 2007. This increase reflects an increase for those periods in sales to our principal customer for pouches, ITW Spacebag, a division of Illinois Tool Works, Inc. (“ITW”). In March 2006, we entered into a four-year agreement with ITW under which we will supply all of its requirements in North America for certain of their pouches which they market under the name Space Bag® and also are to supply their requirements of film for certain of the pouches which they produce, if pricing for the film is competitive. We have supplied ITW with certain pouches for several years. For the six months ended June 30, 2007 and 2006, our net sales to ITW Spacebag were $1,763,000, or 10.1%, and $1,567,000, or 9.1% of net sales, respectively. For the three months ended June 30, 2007 and 2006, our net sales to ITW Spacebag were $1,160,000, or 12.5%, and $765,000, or 8.5% of net sales, respectively.

Latex Balloons.  Sales of latex balloons increased by 41.6% from $1,135,000 to $1,607,000 for the three months ended June 30, 2007 compared to the same prior year period. For the six months, net sales increased by 17.6% from $2,654,000 in the six months ended June 30, 2006 to $3,122,000 for the same period of 2007. This increase is principally related to an increase in sales by our Mexican affiliate Flexo Universal to customers in Mexico and to a lesser extent, increased sales in the United States.

Sales to a limited number of customers continue to represent a significant percentage of our net sales. The table below illustrates the impact on sales of our top three and ten customers for the three and six months ended June 30, 2007 and 2006.

	Three Months Ended		Six Months Ended

	% of Net Sales		% of Net Sales
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006

Top 3 customers	50.5%	54.9%	47.0%	50.2%

Top 10 Customers	65.8%	64.2%	64.2%	59.1%

During the six months ended June 30, 2007, there were three customers whose purchases represented more than 10% of the Company’s net sales. The sales to each of these customers for the six months ended June 30, 2007 were, $3,340,000 or 19.0%, $3,146,000 or 17.9% and $1,763,000 or 10.1% of net sales, respectively. Sales to these customers in the same period of 2006 were $3,355,000 or 19.6%, $3,691,000 or 21.5% and $1,567,000 or 9.1% of net sales, respectively. During the three months ending June 30, 2007, there were three customers whose purchases represented more than 10% of the Company’s net sales. The sales to each of these customers for the three months ended June 30, 2007 were $1,799,000 or 19.4%, $1,715,000 or 18.5% and $1,160,000 or 12.5% of net sales, respectively. Sales to these customers for the same period of 2006 were $2,235,000 or 24.8%, $1,925,000 or 21.4% and $765,000 or 8.5%, respectively. As of June 30, 2007, the total amount owed by these customers was $847,000 or 15.0%, $1,050,000 or 18.6% and $368,000, or 6.5%, respectively, of the consolidated accounts receivables. The amounts owed at June 30, 2006 were $1,187,000, or 21.2%, $1,234,000 or 22.0% and $141,000, or 2.5% of the consolidated accounts receivable, respectively.

Cost of Sales. During the three months ended June 30, 2007, the cost of sales represented 70.4% of net sales compared to 75.6% for the second quarter of 2006. For the six months ended June 30, 2007, the cost of sales represented 73.5% of net sales compared to 75.8% for the same period of 2006. This improvement in gross margin has resulted from a number of items: (i) a change in product mix in which a larger percentage of sales were pouch products; in which these products have a higher margin than some of our other product groups; (ii) new sales in our novelty product group at a margin higher than historical levels and (iii) an increase in margins in both of our foreign subsidiaries.

General and Administrative. For the three months ended June 30, 2007, general and administrative expenses were $1,297,000 or 14.0% of net sales, compared to $1,092,000 or 12.1% of net sales for the same period in 2006. For the six months ended June 30, 2007, general and administrative expenses were $2,509,000 or 14.3% of net sales, compared to $2,109,000 or 12.3% for the same period of 2006. The increase resulted primarily from additions to administrative staff, compensation rate adjustments for existing staff and increases in travel expenses related to pouch project and consulting fees relating to financial reporting and general management.

Selling. For the three months ended June 30, 2007, selling expenses were $225,000 or 2.4% of net sales for the quarter, compared to $234,000 or 2.6% of net sales for the same three months of

2006. For the six months ended June 30, 2007, selling expenses were $430,000 or 2.5% of net sales for that period, compared to $411,000 or 2.4% of net sales for the same period of 2006. An increase in royalties and commissions is related to new customers in our novelty product line.

Advertising and Marketing. For the three months ended June 30, 2007, advertising and marketing expenses were $396,000 or 4.3% of net sales for the period, compared to $267,000 or 3.0% of net sales for the same period of 2006. For the first six months of 2007, advertising and marketing expenses were $687,000 or 3.9% of net sales for that period, compared to $486,000 or 2.8% for the same period of 2006. The change in advertising and marketing was principally due to an increase in the amortization of artwork and printing plate costs that were expensed in the period as compared to the prior period.

Other Income (Expense). During the six months ended June 30, 2007, the Company has incurred interest expense of $634,000, compared to interest expense incurred during the same period of 2006 in the amount of $776,000. The decrease in expense between the periods is a result of both a lower rate of interest payable on outstanding loan balances and a decreased levels of borrowing. During the three months ended June 30, 2007, the company has incurred interest expense of $297,000, compared to interest expense incurred during the same period of 2006 in the amount of $440,000. The decrease in expense between periods is a result of both a lower rate of interest payable on outstanding loan balances and decreased levels of borrowing.

During the six months ended June 2007, the Company had currency transaction gains of $93,000 compared to currency transaction gains during the same period of 2006 in the amount of $91,000.

Income Taxes. For the six months ended June 30, 2007, the provision for income taxes was $115,000 all of which related to provision for income taxes for CTI Balloons, Ltd, the Company’s subsidiary in the United Kingdom and Flexo Universal the Company’s subsidiary in Mexico. For the same period of 2006, the Company recorded an income tax expense of $48,000, also related only to income taxes in the United Kingdom. The Company is utilizing net operating loss carry forwards to offset current year income. Accordingly, deferred taxes are being recorded as the deferred tax asset is being used.

Net Income. For the three months ended June 30, 2007, the Company had net income of $423,000 or $0.18 per share basic and $0.17 diluted, compared to net income for the same period in 2006 of $206,000 or $0.10 per share basic and $.09 diluted. For the six months ended June 30, 2006, the Company had net income of $371,000 or $0.17 per share basic and $0.15 per share diluted, compared to net income of $425,000 or $0.21 per share basic and $0.19 diluted for the same period of 2006.

Financial Condition, Liquidity and Capital Resources

Cash Flow Items

Operating Activities. During the six months ended June 30, 2007, net cash provided by operations was $1,213,000, compared to net cash used in operations during the same period in 2006 of $1,222,000.

Significant changes in working capital items during the six months ended June 30, 2007 consisted of (i) a decrease in accounts receivable of $722,000, (ii) an increase in inventories of $924,000, (iii) an increase in trade payables of $542,000, and (iv) a decrease in accrued expenses of $383,000. We anticipate further increases in inventory levels during the second half of 2007 as we acquire raw materials and produce finished goods for our new pouch products.

Investing Activity. During the six months ended June 30, 2007, net cash used in investing activities was $785,000, compared to $237,000 in the same period of 2006. We do anticipate incurring additional capital expenditures during the balance of 2007 for improvements to our facilities and for the acquisition of production equipment related principally to our new pouch products. Our current commitment for capital expenditures is $373,000.

Financing Activities. For the six months ended June 30, 2007, net cash used in financing activities was $289,000 compared to cash provided by financing activities for the same period of 2006 in the amount of $1,804,000. In the first six months of 2007 financing activities included the receipt of $599,000 from the sale of common stock under the SEDA agreement to Cornell Capital, receipt of $77,000 in proceeds from the exercise of stock options and payment of long-term debt obligations and line of credit in the amount of $1,026,000.

Liquidity and Capital Resources. At June 30, 2007, the Company had a cash and cash equivalents balance of $529,000. At June 30, 2007, the Company had a working capital balance of $2,564,000 compared to a working capital balance of $1,848,000 at December 31, 2006.

The Company's current cash management strategy includes utilizing the Company's revolving line of credit for liquidity. Under our line of credit with Charter One Bank, we are entitled to borrow an amount equal to 85% of eligible receivables and 60% of eligible inventory, up to a maximum of $7,000,000. Foreign receivables and inventory held by our foreign subsidiaries are not eligible. In addition, in order to be permitted to make advances under the line of credit, we are required to meet various financial covenants. As of June 30, 2007, we had complied with all applicable financial covenants in the loan agreement. Based on our results to date for the year and our projected results of operations for the balance of this year, we believe we will be in compliance with all applicable financial covenants of the loan agreement for the balance of 2007. Further, we believe that with our present cash and working capital and the amounts available to us under our line of credit and through sales of common stock, we will have sufficient funds to enable us to meet our obligations through the next twelve months.

The loan agreement provides for interest at varying rates in excess of the Bank’s prime rate, depending upon the level of senior debt to EBITDA over time. As of June 30, 2007, the applicable premium being applied was 0%.

Also, under the loan agreement, we are required to purchase a swap agreement with respect to at least 60% of the mortgage and term loan portions of our loan. On April 5, 2006, we entered into a swap arrangement with Charter One Bank with respect to 60% of the principal amounts of the mortgage loan and the term loan, which had the effect of fixing the interest rate for such portions of the loans for the balance of the loan terms. These swap arrangements are subject to some market variation due to market interest rate variability. Management believes that these variations will not materially affect the results of the Company. As of June 30, 2007, the net effect of these market adjustments was $24,000, which has been recorded as a liability in the Company’s consolidated financial statements. The net effect for the six months ended June 30, 2007 was a reduction in interest expense of $37,000.

On June 6, 2006, we entered into a Standby Equity Distribution Agreement with Cornell Capital pursuant to which we may, at our discretion, periodically sell to Cornell Capital shares of common stock for a total purchase price of up to $5 million. For each share of common stock purchased under the Standby Equity Distribution Agreement, Cornell will pay 100% of the lowest volume weighted average price (as quoted by Bloomberg, LP) of our common stock on the Nasdaq Capital Market or other principle market on which our stock is traded for the five days immediately following the notice date. The number of shares purchased by Cornell Capital for each advance is determined by dividing the amount of each advance by the purchase price for the shares of common stock. Furthermore, Cornell Capital will receive 5% of each advance in cash under the Standby Equity Distribution Agreement as an underwriting discount. Cornell’s obligation to purchase shares of our common stock under the Agreement is subject to certain conditions, including: (i) we have obtained an effective registration statement for the shares of common stock sold to Cornell under the Agreement and (ii) the amount of each advance requested by us under the Agreement shall not be more than $100,000.

We are permitted to make draws on the Standby Equity Distribution Agreement only so long as Cornell Capital’s beneficial ownership of our common stock remains lower than 9.9%. A possibility exists that Cornell Capital may own more than 9.9% of CTI’s outstanding common stock at a time when we would otherwise plan to make an advance under the Standby Equity Distribution Agreement. We do not have any agreements with Cornell Capital regarding the distribution of such stock, although Cornell Capital has indicated that it intends promptly to sell any stock received under the Standby Equity Distribution Agreement.

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

On December 28, 2006, we filed a Registration Statement for the registration of 403,500 shares of our common stock. On January 26, 2007, the Registration Statement was declared effective. Since that time, to August 10, 2007, we have sold an aggregate of 140,223 shares of common stock to Cornell under the SEDA and have received net proceeds from the sale of those shares in the amount of $599,000. We intend to continue to sell shares to Cornell under the SEDA.

Seasonality

Sales in the metalized balloon product line have historically been seasonal with approximately 45% occurring in the period from December through March and 21% being generated in the period July through October. The sale of latex balloons and laminated film products have not historically been seasonal.

Critical Accounting Policies

A summary of our critical accounting policies and estimates is presented on pages 42 and 43 of our 2006 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission. There have been no changes to these policies during the six months ended June 30, 2007.

Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk

The Company is exposed to various market risks, primarily foreign currency risks and interest rate risks.

The Company’s earnings are affected by changes in interest rates as a result of variable rate indebtedness. If market interest rates for our variable rate indebtedness average 1% more than the interest rate actually paid for the quarter ended June 30, 2007 and 2006, our interest rate expense would have increased, and income before income taxes would have decreased by $23,000 and $12,000 for these periods, respectively. If market interest rates for our variable rate indebtedness average 1% more than the interest rate actually paid for the six months ending June 30, 2007 and 2006, our interest rate expense would have increased, and income before income taxes would have decreased by $45,000 and $24,000 for these quarters, respectively. These amounts are determined by considering the impact of the hypothetical interest rates on our borrowings. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to reduce our exposure to such change. However, due to the uncertainty of the specific actions we would take and their possible effects, the sensitivity analysis assumes no change in our financial structure.

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

We have performed a sensitivity analysis as of June 30, 2007 that measures the change in the results of our foreign operations arising from a hypothetical 10% adverse movement in the exchange rate of all of the currencies the Company presently has operations in. Using the results of operations for the three months ending June 30, 2007 and 2006, for the Company’s foreign operations as a basis for comparison, an adverse movement of 10% would create a potential reduction in the Company’s net income, or increase its net loss before taxes, in the amount of $50,000 and $29,000 for each of those periods, respectively. Using the results of operations for the six months ending June 30, 2007 and 2006 for the Company’s foreign operations as a basis for comparison, an adverse movement of 10% would create a potential reduction in the Company’s net income, or increase its net loss before taxes, in the amount of $97,000 and $48,000 for each of those periods, respectively.

The Company is also exposed to market risk in changes in commodity prices in some of the raw materials it purchases for its manufacturing needs. However, this presents a risk that would not have a material effect on the Company’s results of operations or financial condition.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures: Our principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2007. Based on such review and evaluation, our chief executive officer and chief financial officer have concluded that, as of such date, our disclosure controls and procedures were adequate and effective to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended (a) is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and (b) is accumulated and communicated to the Company’s management, including the officers, as appropriate to allow timely decisions regarding required disclosure.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

On December 20, 2006, Pliant Corporation filed an action against the Company in the Circuit Court of Cook County, Illinois. In the action, Pliant claims that there is due from the Company to Pliant the sum of $245,000 for goods sold and delivered by Pliant to the Company as well as interest on such amount. On February 21, 2007, the Company filed an answer to the complaint and counterclaim denying liability and asserting certain claims against Pliant for damages for the sale by Pliant to the Company of defective products. Currently discovery is under way.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors as disclosed in the Company’s Form 10-K for 2006 in response to Item 1A to Part I of Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 1, 2007, the Company issued 17,000 shares of common stock to Capstone Advisory Group in consideration of management consulting services to be performed over a period of 18 months. The shares were issued on a restricted basis for investment only and the sale will not be registered in reliance upon an exemption from registration for non-public offerings. The Company is amortizing the cost of these shares over the 18 months of the agreement. Through June 30, 2007 the Company had amortized $18,000.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders on June 22, 2007, the following matters were submitted to a vote of the shareholders.

1.	Election of seven directors;

2.	Ratification of the Board’s selection of Weiser LLP as our independent certified public accountants; and,

3.	Approval of the adoption of the 2007 CTI Industries Stock Incentive Plan.

A total of 1,878,805 shares (approximately 83% of our issued and outstanding shares) were represented in person or by proxy at the meeting. These shares were voted on the matters presented at the meeting as follows:

1.	For the election of individuals nominated as directors:

		Total Votes
Name	Total Votes For	Against or Withheld

John H. Schwan	1,873,143	5,662

Howard W. Schwan	1,873,143	5,662

Stephen M. Merrick	1,873,143	5,662

Bret Tayne	1,873,143	5,662

Stanley M. Brown	1,873,343	5,462

John I. Collins	1,873,343	5,462

Michael Avramovich	1,866,543	12,262

2. Ratification of the Board of Directors selection of Weiser LLP as our independent certified public accountants.

		Total Broker Non-Votes
Total Votes For	Total Votes Against	And Total Votes Abstain
1,877,940	790	75

3. Approval of the CTI Industries Corporation 2007 Stock Incentive Plan

		Total Broker Non-Votes
Total Votes For	Total Votes Against	And Total Votes Abstain
940,994	82,752	855,059

Item 5.  Other Information

The Certifications of the Chief Executive Officer and the Chief Financial Officer of Registrant Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 are attached, as Exhibits to this Report on Form 10-Q.

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

Dated: August 15, 2007	CTI INDUSTRIES CORPORATION

	By:	/s/ Howard W. Schwan
Howard W. Schwan, President

By:	/s/ Stephen M. Merrick
Stephen M. Merrick
Executive Vice President and Chief Financial Officer