Form 10-Q
period 2007-09-30
CTI INDUSTRIES CORP
filed 2007-11-13
CIK 1042187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒

The number of shares outstanding of the Registrant’s common stock as of November 1, 2007 was 2,465,573.

PART I - FINANCIAL INFORMATION

Item No. 1	Financial Statements	1
Item No. 2	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	2
Item No. 3	Quantitative and Qualitative Disclosures Regarding Market Risk	9
Item No. 4	Controls and Procedures	11

PART II - OTHER INFORMATION

Item No. 1	Legal Proceedings.	11
Item No. 1A	Risk Factors	11
Item No. 2	Unregistered Sales of Equity Securities and Use of Proceeds	12
Item No. 3	Defaults Upon Senior Securities	12
Item No. 4	Submission of Matters to a Vote of Security Holders	12
Item No. 5	Other Information	12
Item No. 6	Exhibits	12

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

Item 1. Financial Statements

The following condensed consolidated financial statements of the Registrant are attached to this Form 10-Q:

1.      Interim Balance Sheet as at September 30, 2007 (unaudited) and Balance Sheet as of December 31, 2006, which has been derived from audited financial statements;

2.      Interim Statements of Operations (unaudited) for the three and nine month periods ended September 30, 2007 and September 30, 2006;

3.      Interim Statements of Cash Flows (unaudited) for the nine months ended September 30, 2007 and September 30, 2006;

4.      Interim Consolidated Earnings per Share (unaudited) for the three and nine month periods ended September 30, 2007 and September 30, 2006;

5.      Notes to Condensed Consolidated Financial Statements.

The Financial Statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation for the periods presented.

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

Recent Developments

We announced in August 2007 that we have developed and commenced the production, marketing and sale of a new zippered vacuum storage pouch product line. The product line includes a pouch with a re-sealable zipper and valve, together with a hand pump and battery operated pump, which are used to remove the air from the pouch when it is sealed. The product is intended to be used for the storage, protection and preservation of food and other personal items. The first version of the product line - trademarked Zip-Vac(TM) - is intended for the sports-outdoors market. The product may be viewed at www.zip-vac.com.

We commenced marketing the Zip-Vac product in August 2007, and have received several orders for the product as well as indications of interest from several retail chains. We anticipate sales of this new product line in the amount of approximately $550,000 during the fourth quarter of 2007. We expect to continue to market this product line to sports and specialty retail chains.

In the second quarter 2007, we commenced a development and evaluation program for a zippered vacuum pouch product line with a significant consumer products company. No purchase commitment has been made to date but we anticipate a decision on the project by this company prior to December 31, 2007.

We now have one pouch converting machine in operation for the production of these zippered vacuum pouches. We have five additional machines on order. Two machines are scheduled to be delivered to us in November 2007 and the remaining three machines are scheduled for delivery to us in December 2007. When fully installed and operating, these six converting machines will have the capacity to produce approximately 120,000,000 to 168,000,000 pouches on an annual basis.

During the three and nine months ended September 30, 2007, we have incurred total costs related to the development of our zippered vacuum pouch line of products of approximately $627,000 and $1,312,000 respectively. Of that total, approximately $549,000 and $1,073,000 has respectively been capitalized.

Results of Operations

Net Sales. For the three months ended September 30, 2007, net sales were $8,673,000 compared to net sales of $8,603,000 for the same period of 2006, an increase of 1%. For the three months ended September 30, 2007 and 2006, net sales by product category were as follows:

	Three Months Ended
	September 30, 2007		September 30, 2006
	$	% of	$	% of
Product Category	(000) Omitted	Net Sales	(000) Omitted	Net Sales

Metalized Balloons	$2,899	34%	$4,120	48%

Films	2,104	24%	2,066	24%

Pouches	1,581	18%	698	8%

Latex Balloons	1,900	22%	1,641	19%

Helium/Other	189	2%	78	1%

Total	$8,673	100%	$8,603	100%

For the nine months ended September 30, 2007, net sales were $26,210,000 compared to net sales of $25,756,000 for the nine months ended September 30, 2006, an increase of 2%. For the nine months ended September 30, 2007 and 2006, net sales by product category were as follows:

	Nine Months Ended
	September 30, 2007		September 30, 2006
	$	% of	$	% of
Product Category	(000) Omitted	Net Sales	(000) Omitted	Net Sales

Metalized Balloons	$11,012	42%	$12,378	48%

Films	5,891	22%	5,948	23%

Pouches	3,548	14%	2,582	10%

Latex Balloons	5,023	19%	4,295	17%

Helium/Other	745	3%	553	2%

Total	$26,219	100%	$25,756	100%

Overall, we experienced a nominal increase in sales for the three and nine month periods ended September 30, 2007 compared to the prior periods.

Metalized Balloons. During the three months ended September 30, 2007 net sales of metalized balloons declined by 30% compared to the prior year period from $4,120,000 to $2,899,000. For the nine months, the decline in metalized balloon sales was 11% from $12,378,000 to $11,012,000. This decline is attributable to lower sales for these periods to a principal customer as well as modest declines in sales to other customers.

Films. During the first nine months of 2007 compared to the same period last year, sales of laminated films decreased by 1%. On April 28, 2006, we entered into a License Agreement with Rapak under which we granted a worldwide, irrevocable license to Rapak under a patent relating to textured film and pouches utilizing such film which was issued during 2006 and will expire in January 2027. The term of the license is for the entire term of the patent. The License Agreement also amends our existing Supply Agreement with Rapak, entered into on December 20, 2002, under which we supply textured film to Rapak for use by them in the production of pouches. The License Agreement extends the term of the Supply Agreement until October 31, 2008; the Supply Agreement is automatically renewed thereafter for successive one-year terms unless terminated by either party. We have supplied textured film to Rapak for several years and will continue to supply textured film to Rapak under the License Agreement and the Supply Agreement as amended. For the nine months ended September 30, 2007 and 2006 our net sales of film to Rapak were $5,300,000, or 20% of total net sales and $5,294,000, or 21% of total net sales, respectively. For the three months ended September 30, 2007 and 2006, our net sales of film to Rapak were $1,960,000, or 23%, and $1,939,000, or 23%, respectively.

Pouches. Sales of pouches increased by 127% from $698,000 to $1,581,000 for the three months ended September 30, 2007 compared to the same prior year period. Sales of pouches increased from $2,582,000 in the first nine months of 2006 to $3,548,000 or 37% in the first nine months of 2007. This increase reflects an increase for those periods in sales to our current principal customer for pouches, ITW Spacebag, a division of Illinois Tool Works, Inc. (“ITW”). In March 2006, we entered into a four-year agreement with ITW under which we will supply all of its requirements in North America for certain of the pouches which they market under the name Space Bag(R) and also are to supply their requirements of film for certain of the pouches which they produce, if pricing for the film is competitive. We have supplied ITW with certain pouches for several years. For the nine months ended September 30, 2007 and 2006, our net sales to ITW Spacebag were $2,887,000, or 11%, and $2,158,000, or 8% of net sales, respectively. For the three months ended September 30, 2007 and 2006, our net sales to ITW Spacebag were $1,124,000, or 13%, and $591,000, or 7% of net sales, respectively. Pouch revenues in the third quarter included approximately $284,000 from sales of our new zippered vacuum pouches.

Latex Balloons. Sales of latex balloons increased by 16% from $1,641,000 to $1,900,000 for the three months ended September 30, 2007 compared to the same prior year period. For the nine months, net sales increased by 17% from $4,295,000 in the nine months ended September 30, 2006 to $5,023,000 for the same period of 2007. This increase is principally related to an increase in sales by our Mexican affiliate Flexo Universal to customers in Mexico and, to a lesser extent, increased sales in the United States.

Sales to a limited number of customers continue to represent a significant percentage of our net sales. The table below illustrates the impact on sales of our top three and ten customers for the three and nine months ended September 30, 2007 and 2006.

	Three Months Ended		Nine Months Ended
	% of Net Sales		% of Net Sales
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006

Top 3 customers	47.3%	53.4%	47.1%	51.3%

Top 10 Customers	67.8%	63.4%	64.4%	60.3%

During the nine months ending September 30, 2007, there were three customers whose purchases represented more than 10% of the Company’s sales. The sales to each of these customers for the nine months ended September 30, 2007 were, respectively, $5,300,000 or 20%, $4,165,000 or 16% and $2,887,000 or 11% of consolidated net sales respectively. Sales to these customers in the same period of 2006 were $5,294,000 or 21%, $5,755,000 or 22% and $2,158,000 or 8% of consolidated net sales, respectively. During the three months ending September 30, 2007, there were three customers whose purchases represented more than 10% of the Company’s sales. The sales to each of these customers for the three months ended September 30, 2007 were $1,960,000 or 23%, $1,124,000 or 13% and $1,018,000 or 11% of consolidated net sales, respectively. Sales to these customers for the same period of 2006 were $1,939,000 or 23%, $591,000 or 7% and $2,064,000 or 24%, respectively.

Cost of Sales. During the three months ended September 30, 2007, the cost of sales represented 81% of net sales compared to 74% for the third quarter of 2006. The reduction in gross margin for the quarter compared to 2006 resulted primarily from a change in product mix of sales for the period. For the nine months ended September 30, 2007, the cost of sales represented 76% of net sales compared to 75% for the same period of 2006.

General and Administrative. For the three months ended September 30, 2007, general and administrative expenses were $1,413,000 or 16% of net sales, compared to $1,216,000 or 14% of net sales for the same period in 2006. For the nine months ended September 30, 2007, general and administrative expenses were $3,923,000 or 15% of net sales, compared to $3,326,000 or 13% for the same period of 2006. The increase resulted primarily from additions to administrative staff, compensation rate adjustments for existing staff, increases in travel expenses related to pouch project and consulting fees relating to financial reporting and general management.

Selling. For the three months ended September 30, 2007, selling expenses were $162,000 or 2% of net sales for the quarter, compared to $213,000 or 2% of net sales for the same three months of 2006. For the nine months ended September 30, 2007, selling expenses were $592,000 or 2% of net sales for that period, compared to $624,000 or 2% of net sales for the same period of 2006.

Advertising and Marketing. For the three months ended September 30, 2007, advertising and marketing expenses were $326,000 or 4% of net sales for the period, compared to $361,000 or 4% of net sales for the same period of 2006. For the nine months ended September 30, 2007, advertising and marketing expenses were $1,013,000 or 4% of net sales for that period, compared to $846,000 or 3% for the same period of 2006. The change in advertising and marketing was principally due to an increase in the amortization of artwork and printing plate costs that were expensed in the period as compared to the prior period.

Other Income (Expense). During the nine months ended September 30, 2007, the Company has incurred interest expense of $985,000 compared to $1,297,000 incurred during the same period of 2006. During the three months ended September 30, 2007, the company had incurred interest expense of $351,000, compared to interest expense incurred during the same period of 2006 in the amount of $521,000. The decrease in interest expense in both periods is a result of both a lower rate of interest payable on outstanding loan balances and decreased levels of borrowing.

During the nine months ended September 30, 2007, the Company had currency transaction gains of $165,000 compared to currency transaction gains during the same period of 2006 in the amount of $154,000.

Income Taxes. For the nine months ended September 30, 2007, there was an income tax benefit of $31,000. This was net of a provision for income taxes for CTI Balloons, Ltd, the Company’s subsidiary in the United Kingdom and Flexo Universal the Company’s subsidiary in Mexico. For the same period of 2006, the Company recorded an income tax expense of $59,000, relating to income taxes in the United Kingdom.

Net (Loss) Income. For the three months ended September 30, 2007, the Company had a net loss of $414,000 or $0.18 per share (basic and diluted) compared to net income for the same period in 2006 of $315,000 or $0.15 per share (basic and diluted). For the nine months ended September 30, 2007, the Company had a net loss of $43,000 or $0.02 per share (basic and diluted) per share, compared to net income of $741,000 or $0.36 per share (basic) and $0.34 (diluted) for the same period of 2006. The difference in net income for the third quarter of 2007 compared to the same period of 2006 is attributable principally to (i) a lower level of gross margin during the third quarter of 2007 resulting from a change in product mix in the period and (ii) an item of other income realized in the third quarter of 2006 in the amount of $460,000 arising from the settlement of a vendor claim for less than the amount reserved for the claim.

Financial Condition, Liquidity and Capital Resources

Cash Flow Items

Operating Activities. During the nine months ended September 30, 2007, net cash provided by operations was $924,000, compared to net cash used in operations during the same period in 2006 of $1,434,000.

Significant changes in working capital items during the nine months ended September 30, 2007 consisted of (i) a decrease in accounts receivable of $610,000, (ii) an increase in inventories of $1,624,000, (iii) an increase in trade payables of $1,126,000, and (iv) a decrease in accrued expenses of $411,000.

Investing Activity. During the nine months ended September 30, 2007, net cash used in investing activities was $1,775,000 compared to $330,000 in the same period of 2006. We do anticipate incurring additional capital expenditures during the balance of 2007 and the first quarter of 2008 for improvements to our facilities and for the acquisition of production equipment related principally to our new pouch products. Our additional current commitment for capital expenditures is $775,000.

Financing Activities. For the nine months ended September 30, 2007, net cash provided by financing activities was $784,000 compared to cash provided by financing activities for the same period of 2006 in the amount of $1,763,000. In the first nine months of 2007 financing activities included the receipt of $882,000 from the sale of common stock under the SEDA agreement to Cornell Capital, receipt of $146,000 in proceeds from the exercise of stock options and payments of $935,000 on long-term debt and reductions of the revolving loan balance in the amount of $859,000.

Liquidity and Capital Resources. At September 30, 2007, the Company had a cash and cash equivalents balance of $331,000. At September 30, 2007, the Company had a working capital balance of $1,834,000 compared to a working capital balance of $1,848,000 at December 31, 2006.

The Company's current cash management strategy includes utilizing the Company's revolving line of credit for liquidity. Under our line of credit with RBS Citizens, N.A., successor by merger to Charter One Bank, we are entitled to borrow an amount equal to 85% of eligible receivables and 60% of eligible inventory, up to a maximum of $7,000,000. Foreign receivables and inventory held by our foreign subsidiaries are not eligible. In addition, in order to be permitted to make advances under the line of credit, we are required to meet various financial covenants. As of September 30, 2007, the Company was not in compliance with two of the covenants. The Company has received a waiver of such covenant violations for the period ended September 30.

On November 13, 2007, we entered into Amendment Number 3 to the Loan Agreement with RBS Citizens, N.A.. The Amendment (i) increased the maximum amount available to the Company under the revolving line of credit from $7 million to $9 million, (ii) increased the maximum advance amount on inventory from $3.5 million to $4.5 million, (iii) amended a financial covenant concerning the ratio of EBITDA to fixed payment obligations so that all proceeds from the sale of stock and the leasing line provided by the Bank which are used in capital investment will not affect the covenant determination, (iv) amended a financial covenant concerning the ratio of EBITDA to senior debt and (v) authorized a capital lease line of credit to the Company in the amount of $1.5 million.

In connection with the amendment, John H. Schwan and Stephen M. Merrick, officers, directors and principal shareholders of the Company have executed personal guarantees of the company obligations to RBS Citizens, N.A. each in the amount of $2 million.

We believe that with our present cash and working capital and the amounts available to us under our line of credit and through sales of common stock, we will have sufficient funds to enable us to meet our obligations through the next twelve months, and further that we will be able to comply with the financial covenants, as amended, of our Loan Agreement with RBS Citizens, N.A.

The loan agreement provides for interest at varying rates in excess of the Bank’s prime rate, depending upon the level of senior debt to EBITDA over time. As of September 30, 2007, the applicable premium being applied was 0.75%.

Also, under the loan agreement, we were required to purchase a swap agreement with respect to at least 60% of the mortgage and term loan portions of our loan. On April 5, 2006, we entered into a swap arrangement with RBS Citizens, N.A. with respect to 60% of the principal amounts of the mortgage loan and the term loan, which had the effect of fixing the interest rate for such portions of the loans for the balance of the loan terms. These swap arrangements are subject to some market variation due to market interest rate variability. Management believes that these variations will not materially affect the results of the Company.

On September 6, 2006, we entered into a Standby Equity Distribution Agreement with Cornell Capital pursuant to which we may, at our discretion, periodically sell to Cornell Capital shares of common stock for a total purchase price of up to $5 million. For each share of common stock purchased under the Standby Equity Distribution Agreement, Cornell will pay 100% of the lowest volume weighted average price (as quoted by Bloomberg, LP) of our common stock on the Nasdaq Capital Market or other principal market on which our stock is traded for the five days immediately following the notice date. The number of shares purchased by Cornell Capital for each advance is determined by dividing the amount of each advance by the purchase price for the shares of common stock. Furthermore, Cornell Capital will receive 5% of each advance in cash under the Standby Equity Distribution Agreement as an underwriting discount. Cornell’s obligation to purchase shares of our common stock under the Agreement is subject to certain conditions, including: (i) we have obtained an effective registration statement for the shares of common stock sold to Cornell under the Agreement and (ii) the amount of each advance requested by us under the Agreement shall not be more than $100,000.

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

On December 28, 2006, we filed a Registration Statement for the registration of 403,500 shares of our common stock. On January 26, 2007, the Registration Statement was declared effective. Since that time, to October 29, 2007 we have sold an aggregate of 323,625 shares of common stock to Cornell under the SEDA and have received net proceeds from the sale of those shares in the amount of $1,355,000.

Seasonality

Sales in the metalized balloon product line have historically been seasonal with approximately 45% occurring in the period from December through March and 21% being generated in the period July through October. The sale of latex balloons and laminated film products have not historically been seasonal.

Critical Accounting Policies

A summary of our critical accounting policies and estimates is presented on pages 42 and 43 of our 2006 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission. There have been no changes to these policies during the nine months ended September 30, 2007.

Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk

The Company is exposed to various market risks, primarily foreign currency risks and interest rate risks.

The Company’s earnings are affected by changes in interest rates as a result of variable rate indebtedness. If market interest rates for our variable rate indebtedness average 1% more than the interest rate actually paid for the quarter ended September 30, 2007 and 2006, our interest rate expense would have increased, and income before income taxes would have decreased by $21,000 and $23,000 for these periods, respectively. If market interest rates for our variable rate indebtedness average 1% more than the interest rate actually paid for the nine months ended September 30, 2007 and 2006, our interest rate expense would have increased, and income before income taxes would have decreased by $63,000 and $68,000 for these quarters, respectively. These amounts are determined by considering the impact of the hypothetical interest rates on our borrowings. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to reduce our exposure to such change. However, due to the uncertainty of the specific actions we would take and their possible effects, the sensitivity analysis assumes no change in our financial structure.

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

We have performed a sensitivity analysis as of September 30, 2007 that measures the change in the results of our foreign operations arising from a hypothetical 10% adverse movement in the exchange rate of all of the currencies the Company presently has operations in. Using the results of operations for the three months ended September 30, 2007 and 2006, for the Company’s foreign operations as a basis for comparison, an adverse movement of 10% would create a potential reduction in the Company’s net income, or increase its net loss before taxes, in the amount of $48,000 and $54,000 for each of those periods, respectively. Using the results of operations for the nine months ended September 30, 2007 and 2006 for the Company’s foreign operations as a basis for comparison, an adverse movement of 10% would create a potential reduction in the Company’s net income, or increase its net loss before taxes, in the amount of $144,000 and $48,000 for each of those periods, respectively.

The Company is also exposed to market risk in changes in commodity prices in some of the raw materials it purchases for its manufacturing needs. However, this presents a risk that would not have a material effect on the Company’s results of operations or financial condition.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures: Our principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2007. Based on such review and evaluation, our chief executive officer and chief financial officer have concluded that, as of such date, our disclosure controls and procedures were adequate and effective to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended (a) is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and (b) is accumulated and communicated to the Company’s management, including the officers, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors as disclosed in the Company’s Form 10-K for 2006 in response to Item 1A to Part I of Form 10-K, except as set forth below:

Changes or limitations in the price and availability of helium to our customers may adversely affect our sales of novelty products.

Many of our novelty products, including many styles of foil balloons and latex balloons, are intended to be, and are, when sold to or used by customers filled with helium for buoyancy. During recent months, the price of helium has increased. It has been reported that the supply of helium is decreasing, that demand for helium for industrial and scientific uses has been increasing and that exports of helium from the United States, which is the principal producer of helium, have increased. As a result, the increased price of helium and possible lack of availability may adversely affect sales of novelty balloon products, including sales by the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the period from the effective date of the Registration Statement to October 29, 2007 for the sale of our stock to Cornell (as described above), we have received proceeds from the sale of our stock to Cornell, net of expenses and discounts, in the amount of $1,355,000. We have utilized these proceeds for (i) repayment of indebtedness, (ii) capital expenditures and (iii) general corporate purposes.

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
10.1
Amendment Number 3 to Loan Agreement among RBS Citizens, N.A. successor by merger with Charter One Bank, CTI Industries Corporation and CTI Helium, Inc. dated November 13, 2007 and associated documents.

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

Dated: November 13, 2007

CTI INDUSTRIES CORPORATION

By:	/s/ Howard W. Schwan
Howard W. Schwan, President

By:	/s/ Stephen M. Merrick
Stephen M. Merrick
Executive Vice President and
Chief Financial Officer

CTI Industries Corporation and Subsidiaries
Consolidated Balance Sheets

	September 30, 2007	December 31, 2006
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$331,414	$384,565
Accounts receivable, (less allowance for doubtful accounts of $305,000	5,718,206	6,442,765
and $210,000, respectively)
Inventories, net	9,543,962	7,974,113
Net deferred income tax asset	1,030,528	1,025,782
Prepaid expenses and other current assets	1,103,813	664,020

Total current assets	17,727,923	16,491,245

Property, plant and equipment:
Machinery and equipment	18,978,635	18,763,007
Building	3,022,495	2,689,956
Office furniture and equipment	2,157,532	2,087,708
Land	250,000	250,000
Leasehold improvements	465,689	459,502
Fixtures and equipment at customer locations	2,330,483	2,330,483
Projects under construction	1,421,639	289,229
	28,626,473	26,869,885
Less : accumulated depreciation and amortization	(19,281,710)	(18,277,611)

Total property,plant and equipment, net	9,344,763	8,592,274

Other assets:
Deferred financing costs, net	144,230	207,049
Goodwill	989,108	989,108
Net deferred income tax asset	137,408	101,102
Other assets (due from related party $51,000 and $30,000, respectively)	210,353	264,161

Total other assets	1,481,099	1,561,420

TOTAL ASSETS	28,553,785	26,644,939
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Checks written in excess of bank balance	1,374,219	108,704
Trade payables	4,536,559	3,410,869
Line of credit	5,459,192	6,317,860
Notes payable - current portion	876,078	948,724
Notes payable - officers, current portion, net of debt discount of $89,000 and $90,000	2,157,065	2,155,284
Accrued liabilities	1,547,571	1,701,933

Total current liabilities	15,950,684	14,643,374

Long-term liabilities:
Other liabilities (related parties $1,067,000 and $1,274,000)	1,082,250	1,294,272
Notes payable, net of current portion	4,528,419	4,866,008
Notes payable - officers, subordinated, net of debt discount of $207,000 and $273,000	793,129	726,688
Total long-term liabilities	6,403,798	6,886,968
Minority interest	12,568	12,672
Stockholders' equity:
Preferred Stock -- no par value 2,000,000 shares authorized
0 shares issued and outstanding	-	-
Common stock - no par value, 5,000,000 shares authorized,
2,465,573 and 2,412,297 shares issued and 2,465,573 and 2,142,097
outstanding, respectively	3,764,020	3,764,020
Paid-in-capital	6,259,768	6,100,587
Warrants issued in connection with subordinated debt and bank debt	1,038,487	1,038,487
Accumulated deficit	(4,488,748)	(4,445,897)
Accumulated other comprehensive loss	(386,792)	(297,490)
Less: Treasury stock - 270,200 shares at December 31, 2006	0	(1,057,782)

Total stockholders' equity	6,186,735	5,101,925

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$28,553,785	$26,644,939

See accompanying notes to condensed consolidated unaudited statements

CTI Industries Corporation and Subsidiaries
Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006

Net Sales	$8,672,726	$8,602,733	$26,210,428	$25,755,891

Cost of Sales	7,055,243	6,349,870	19,945,862	19,352,602

Gross profit	1,617,483	2,252,863	6,264,566	6,403,289

Operating expenses:
General and administrative	1,413,133	1,216,107	3,922,572	3,325,537
Selling	161,820	213,414	592,294	624,332
Advertising and marketing	325,643	360,598	1,012,862	846,231
Loss on sale of asset	-	141,977	-	141,977
Other income	-	(460,295)	-	(460,295)

Total operating expenses	1,900,596	1,471,801	5,527,728	4,477,782

(Loss) income from operations	(283,113)	781,062	736,838	1,925,507

Other income (expense):
Interest expense	(351,266)	(520,747)	(984,890)	(1,296,977)
Interest income	2,437	6,282	8,563	20,463
Foreign currency gain	72,135	63,828	165,482	154,382

Total other expense	(276,694)	(450,637)	(810,845)	(1,122,132)

(Loss) income before income taxes and minority interest	(559,807)	330,425	(74,007)	803,375

Income tax (benefit) expense	(145,939)	11,719	(31,053)	59,330

(Loss) income before minority interest	(413,868)	318,706	(42,954)	744,045

Minority interest in (income) loss of subsidiary	(34)	3,242	(103)	3,114

Net (loss) income	$(413,834)	$315,464	$(42,851)	$740,931

Other Comprehensive (Loss) Income
Unrealized loss on derivative instruments	$(55,336)	$-	$(24,176)	$-
Foreign currency adjustment	$(63,674)	$(52,142)	$(65,126)	$(18,422)
Comprehensive (loss) income	$(532,844)	$263,322	$(132,153)	$722,509

Basic (loss) income per common share	$(0.18)	$0.15	$(0.02)	$0.36

Diluted (loss) income per common share	$(0.18)	$0.15	$(0.02)	$0.34

Weighted average number of shares and equivalent shares
of common stock outstanding:
Basic	2,339,467	2,055,553	2,275,541	2,071,199

Diluted	2,339,467	2,129,658	2,275,541	2,156,025

See accompanying notes to condensed consolidated unaudited statements

CTI Industries Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended September 30,
	2007	2006

Cash flows from operating activities:
Net (loss) income	$(42,852)	$740,931
Adjustment to reconcile net (loss) income to cash
provided by (used in) operating activities:
Depreciation and amortization	1,105,865	1,072,851
Amortization of debt discount	68,282	78,030
Change in value of swap agreement	24,176	0
Minority interest in (income) loss of subsidiary	(103)	3,114
Provision for losses on accounts receivable	96,543	118,299
Provision for losses on inventories	59,489	123,937
Stock issued under consulting agreement	79,050	0
Deferred income taxes	(31,052)	59,330
Loss on disposition of assets		141,977
Change in assets and liabilities:
Accounts receivable	610,443	(1,347,195)
Inventories	(1,623,794)	(1,265,918)
Prepaid expenses and other assets	(136,618)	39,559
Trade payables	1,126,446	(1,288,396)
Accrued liabilities	(411,380)	89,637

Net cash provided by (used in) operating activities	924,495	(1,433,844)

Cash flows from investing activity:
Proceeds from sale of property, plant and equipment	0	26,690
Purchases of property, plant and equipment	(1,774,846)	(356,964)

Net cash used in investing activity	(1,774,846)	(330,274)

Cash flows from financing activities:
Change in checks written in excess of bank balance	1,265,461	(386,583)
Net change in revolving line of credit	(858,668)	655,086
Proceeds from issuance of long-term debt and warrants
(received from related party $1,000,000 in 2006)	297,959	2,833,067
Repayment of long-term debt (related parties $103,000 and $15,000)	(934,575)	(1,168,920)
Proceeds from exercise of stock options	145,911	83,604
Proceeds from issuance of stock, net	882,324	0
Cash paid for deferred financing fees	(14,213)	(253,330)

Net cash provided by financing activities	784,199	1,762,924

Effect of exchange rate changes on cash	13,001	59,683

Net (decrease) increase in cash and cash equivalents	(53,151)	58,489

Cash and cash equivalents at beginning of period	384,565	261,982

Cash and cash equivalents at end of period	$331,414	$320,471

Supplemental disclosure of cash flow information:
Cash payments for interest	$972,888	$872,487

Cash payments for taxes	$81,900	$80,508

Supplemental Disclosure of non-cash investing and financing activity
Stock subscription receivable (Other current assets)	$188,730

Stock issued under consulting agreement	$79,050

See accompanying notes to condensed consolidated unaudited statements

CTI Industries Corporation and Subsidiaries
Consolidated Earnings per Share (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Basic
Average shares outstanding:
Weighted average number of common shares
outstanding	2,339,467	2,055,553	2,275,541	2,071,199

Net (loss) income:
Net (loss) income	$(413,834)	$315,464	$(42,851)	$740,931

Per share amount	$(0.18)	$0.15	$(0.02)	$0.36

Diluted
Average shares outstanding:
Weighted average number of common shares
outstanding	2,339,467	2,055,553	2,275,541	2,071,199

Effect of dilutive shares	-	74,105	-	84,826

Weighted average number of shares and
equivalent shares of common stock
outstanding	2,339,467	2,129,658	2,275,541	2,156,025

Net (loss) income:
Net (loss) income	$(413,834)	$315,464	$(42,851)	$740,931

Per share amount	$(0.18)	$0.15	$(0.02)	$0.34

See accompanying notes to condensed consolidated unaudited statements

CTI Industries Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 - Basis of Presentation

The accompanying consolidated financial statements are unaudited but in the opinion of management contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the consolidated financial position and the consolidated results of operations and consolidated cash flows for the periods presented in conformity with generally accepted accounting principles for interim consolidated financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Operating results for the three and nine month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2006.

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

Earnings per share:

Basic earnings per share is computed by dividing net earnings available to common shareholders by the weighted average number of shares of common stock outstanding during the period.

Diluted earnings per share is computed by dividing the net earnings by the weighted average number of shares of common stock and common stock equivalents (stock options and warrants), unless anti-dilutive, during each period.

As of September 30, 2007, shares to be issued upon the exercise of options and warrants aggregated 202,106 and 466,030, respectively. As of September 30, 2006, the shares to be issued upon the exercise of options and warrants were 351,833 and 466,030 respectively. None of these shares are included in the computation of loss per share as of September 30, 2007 as their effect is anti-dilutive.

Note 2 - Legal Proceedings

On December 20, 2006, Pliant Corporation filed an action against the Company in the Circuit Court of Cook County, Illinois. In the action, Pliant claims that there is an amount due from the Company to Pliant of $245,000 for goods sold and delivered by Pliant to the Company as well as interest on such amount. On February 21, 2007, the Company filed an answer to the complaint and counterclaim denying liability and asserting certain claims against Pliant for damages for the sale by Pliant to the Company of defective products. Management intends to defend the claims of Pliant in this action and to pursue its counterclaims and believes that the Company has established adequate reserves regarding the claim.

The Company is party to certain lawsuits or claims arising in the normal course of business. The ultimate outcome of these matters is unknown but, in the opinion of management, the settlement of these matters is not expected to have a significant effect on the future financial position or results of operations of the Company.

Note 3 - Comprehensive Loss

Other comprehensive loss is comprised of loss from foreign currency translation and the valuation of the Company’s swap agreement amounting to $(119,000) and $(52,000) for the three months ended September 30, 2007 and 2006, respectively, and $(89,000) and $ (18,000) for the nine months ended on such dates. As a result, accumulated comprehensive loss amounts to $(387,000) and $(242,000) as of September 30, 2007 and 2006, respectively.

For the period from February 2006 to June 30, 2007, the Company accounted for changes in the valuation of the swap agreement as items of income or expense. The net effect of such changes on income during that period was $(22,000). For the third quarter 2007 and thereafter, we will record changes in the valuation of the swap agreement as items of other comprehensive income or loss.

Note 4 - Stock-Based Compensation

As of September 30, 2007, the Company had five stock-based compensation plans pursuant to which stock or stock options may be granted. Four of the Plans provide for the award of options, which may either be incentive stock options (“ISOs”) within the meaning of Section 422A of the Internal Revenue Code of 1986, as amended (the “Code”) or non-qualified options (“NQOs”) which are not subject to special tax treatment under the Code. The Company’s 2007 Incentive Stock Plan provides for the award of stock options (ISO’s and NQO’s) of both restricted and non-restricted stock.

On April 30, 2007, the Board of Directors approved for adoption the CTI Industries Corporation 2007 Stock Incentive Plan (“2007 Stock Incentive Plan”) pursuant to which the grant of stock or stock options for up to 150,000 shares of common stock of the Company was authorized. At a meeting of the shareholders held on June 22, 2007, the 2007 Stock Incentive Plan was approved by a vote of the shareholders. The Company has filed a Registration Statement on Form S-8 with respect to the stock or options to be granted pursuant to this Plan. No grants of stock or options were made under this Plan in the third quarter of 2007 or 2006.

No grants of stock or options under other Company plans were made during the nine months ended September 30, 2007 or 2006.

A summary of the Company’s stock option activity and related information for the nine months ended September 30, 2007 follows:

	September 30, 2007	Weighted Avg. Exercise Price
Outstanding and exercisable, beginning of period	337,945	$3.42
Granted	0	0
Exercised	78,695	2.47
Cancelled	57,144	6.65

Outstanding and exercisable at the end of period	202,106	$2.90

Proceeds received for the exercise of options were $145,000 and $69,000 for the nine and three months respectively ended September 30, 2007.

The aggregate intrinsic value of options and warrants outstanding, in the money and exercisable as of September 30, 2007 were $399,000 and $400,000, respectively.

Options outstanding as of September 30, 2007:

	Outstanding	Exercisable	Exercise Price	Remaining Life (Years)

September 1998	30,556	30,556	$6.30	1.0
September 1998	11,905	11,905	$2.10	1.0
March 2000	29,762	29,762	$1.89	2.6
December 2001	26,192	26,192	$1.47	4.3
April 2002	11,905	11,905	$2.10	4.7
October 2002	26,786	26,786	$2.31	0.1
December 2005	65,000	65,000	$2.88	8.3
Total	202,106	202,106	$2.90	3.1

Note 5 - Inventories, net

	September 30,	December 31,
	2007	2006
Raw materials	$1,885,000	$1,449,000
Work in process	739,000	945,000
Finished goods	7,197,000	5,855,000
Allowance for excess quantities	(277,000)	(275,000)
Total inventories	$9,544,000	$7,974,000

Note 6 - Geographic Segment Data

The Company has determined that it operates primarily in one business segment which designs, manufactures and distributes film products for use in packaging and novelty balloon products. The Company operates in foreign and domestic regions. Information about the Company's operations by geographic areas is as follows:

	Net Sales		Net Sales
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

United States	$6,478,000	$6,994,000	$20,302,000	$21,016,000
Mexico	2,001,000	1,837,000	5,214,000	4,696,000
United Kingdom	748,000	702,000	2,358,000	2,265,000
Eliminations	(554,000)	(930,000)	(1,664,000)	(2,221,000)

	$8,673,000	$8,603,000	$26,210,000	$25,756,000

	Net (Loss) Income		Net (Loss) Income
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

United States	$(454,000)	$(14,000)	$(189,000)	$322,000
Mexico	41,000	310,000	106,000	338,000
United Kingdom	24,000	22,000	140,000	83,000
Eliminations	(25,000)	(3,000)	(100,000)	(2,000)

	$(414,000)	$315,000	$(43,000)	$741,000

	Total Assets at
	September 30,	December 31,
	2007	2006

United States	$26,969,000	$25,256,000
Mexico	5,753,000	5,050,000
United Kingdom	3,054,000	2,627,000
Eliminations	(7,222,000)	(6,288,000)

	$28,554,000	$26,645,000

Note 7 - Stockholders’ Equity

The Company retired all of the treasury stock in the quarter ended June 30, 2007 by authorization of the Board of Directors. Also in the quarter ended June 30, 2007 the Company issued 17,000 shares of Stock to Capstone Advisory Group in consideration of management consulting services to be performed over a period of 18 months. The shares were issued on a restricted basis for investment only and the sale will not be registered in reliance upon an exception from registration for non-public offerings. The fair value of the shares, based upon the trade value on the date of issuance will be amortized over the 18 months agreement term.

Note 8 - Concentration of Credit Risk

Concentration of credit risk with respect to trade accounts receivable is generally limited due to the number of entities comprising the Company's customer base. The Company performs ongoing credit evaluations and provides an allowance for potential credit losses against the portion of accounts receivable which is estimated to be uncollectible. Such losses have historically been within management's expectations. During the nine months ending September 30, 2007, there were three customers whose purchases represented more than 10% of the Company’s sales. The sales to each of these customers for the nine months ended September 30, 2007 were, respectively, $5,300,000 or 20.2%, $4,165,000 or 15.9% and $2,887,000 or 11.0% of consolidated net sales respectively. Sales to these customers in the same period of 2006 were $5,294,000 or 20.6%, $5,755,000 or 22.3% and $2,158,000 or 8.4% of consolidated net sales, respectively. During the three months ending September 30, 2007, there were three customers whose purchases represented more than 10% of the Company’s sales. The sales to each of these customers for the three months ended September 30, 2007 were $1,960,000 or 22.6%, $1,124,000 or 13.0% and $1,018,000 or 11.7% of consolidated net sales, respectively. Sales to these customers for the same period of 2006 were $1,939,000 or 22.5%, $591,000 or 6.9% and $2,064,000 or 24.0%, respectively. As of September 30, 2007, the total amount owed by these customers was $997,000 or 17.4%, $280,000 or 4.9% and $667,000, or 11.7%, respectively of the consolidated accounts receivables. The amounts owed at September 30, 2006 were $1,061,000, or 19.1%, $136,000 or 2.5% and $657,000, or 11.8% of the consolidated accounts receivable, respectively.

Note 9 - Related Party Transactions

Stephen M. Merrick, Executive Vice President, Secretary and a Director of the Company, is of counsel to the law firm of Vanasco Genelly and Miller PC which provides legal services to the Company. Legal fees incurred by the Company with this firm for the first nine months of 2007 and 2006, respectively, were $85,000 and $57,000. Legal fees incurred by the Company with this firm for the three months ended September 30, 2007 and 2006, respectively, were $11,000 and $21,000.

John H. Schwan, Chairman of the Company, is one of the owners of Shamrock Packaging and affiliated companies. The Company made purchases from Shamrock Packaging of approximately $388,000 during the nine months ended September 30, 2007 and $184,000 during the nine months ended September 30, 2006. The Company made purchases from Shamrock Packaging of approximately $126,000 during the three months ended September 30, 2007 and $52,000 during the three months ended September 30, 2006.

John H. Schwan, Chairman of the Company, is one of the owners of White Horse Production, Inc.. The Company made purchases from White Horse of approximately $8,500 during the three and nine months ended September 30, 2007. The Company did not make any purchases from White Horse during the three and nine month periods ended September 30, 2006.

John H. Schwan, Chairman of the Company, is the brother of Gary Schwan, one of the owners of Schwan Incorporated, which provides building maintenance and remodeling services to the Company. The Company made purchases from Schwan Incorporated of approximately $95,000 during the nine months ended September 30, 2007. The Company made purchases from Schwan Incorporated of approximately $54,000 during the three months ended September 30, 2007. The company made purchases from Schwan Incorporated of approximately $21,000 during the nine months ended September 30, 2006. The Company made purchases from Schwan Incorporated of approximately $6,000 during the three months ended September 30, 2006.

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

Interest payments have been made to John H. Schwan and Stephen M. Merrick for loans made to the Company. These interest payments for the nine months ending September 30, 2007 totaled $149,000 and $75,000, respectively. In 2006, for the nine months ending September 30, 2006, the amounts were $138,000 and $65,000, respectively. For the three month period ended September 30, 2007 these interest payment were $50,000 and $25,000 respectively. The payments for the same period in 2006 were $49,000 and $24,000 respectively.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities--including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of SFAS 159 is to provide opportunities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply hedge accounting provisions. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 will be effective in the first quarter of fiscal 2008. The adoption of SAS 159 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Note 11 - Standby Equity Distribution Agreement (SEDA)

In July 2006, we entered into a Standby Equity Distribution Agreement (SEDA) with Cornell Capital Partners, LP (“Cornell Capital”) pursuant to which we may, at our discretion, periodically sell to Cornell Capital shares of common stock at a price equal to the volume weighted average price of our common stock on the NASDAQ Capital Market for the five days immediately following the date we notify Cornell Capital of our request. On December 28, 2006, we filed a Registration Statement with the SEC for the registration of 403,500 shares to be sold to Cornell Capital and Newbridge Securities (our placement agent). On January 26, 2007, the registration statement was declared effective. In connection with the SEDA, we have received $378,000 and $977,000 in net proceeds during the three months and nine months ended September 30, 2007 respectively. Cornell Capital has purchased from us an aggregate of 94,732 and 234,955 shares of our common stock for the three months and nine months then ended respectively.

Note 12 - Subsequent Event

On November 13, 2007, the Company entered into the Third Amendment to Loan and Security Agreement with RBS Citizens, N.A. successor by merger with Charter One Bank N.A. (the “Bank”) pursuant to which the Bank (i) waived certain loan covenant violations as of September 30, 2007, (ii) increased the maximum amount available to the Company under the revolving line of credit from $7 million to $9 million, (iii) increased the maximum advance amount on inventory from $3.5 million to $4.5 million, (iv) amended a financial covenant concerning the ratio of EBITDA to fixed payment obligations so that all proceeds from the sale of stock and the leasing line provided by the Bank which are used in capital investment will not affect the covenant determination, (v) amended a financial covenant concerning the ratio of EBITDA to senior debt and (vi) authorized a capital lease line of credit to the Company in the amount of $1.5 million.