Form 10-K
period 2007-12-31
CTI INDUSTRIES CORP
filed 2008-04-15
CIK 1042187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller Reporting Company  ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Based upon the closing price of $4.10 per share of the Registrant’s Common Stock as reported on NASDAQ Capital Market tier of The NASDAQ Stock Market on June 30, 2007, the aggregate market value of the voting common stock held by non-affiliates of the Registrant was then approximately $5,241,747. (The determination of stock ownership by non-affiliates was made solely for the purpose of responding to the requirements of the Form and the Registrant is not bound by this determination for any other purpose.)

The number of shares outstanding of the Registrant’s Common Stock as of April 9, 2008 was 2,732,124 (excluding treasury shares).

DOCUMENTS INCORPORATED BY REFERENCE

Part of Form 10-K into Which
Document	Document Is Incorporated

Sections of the registrant’s Proxy Statement To be filed on or before April 30, 2008 for the Annual Meeting of Stockholders	Part III

TABLE OF CONTENTS

INDEX

FORWARD LOOKING STATEMENTS

Part I

Item No. 1	Description of Business	1
Item No. 1A	Risk Factors	13
Item No. 1B	Unresolved Staff Comments	20
Item No. 2	Properties	20
Item No. 3	Legal Proceedings	21
Item No. 4	Submission of Matters to a Vote of Security Holders	21

Part II

Item No. 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	21
Item No. 6	Selected Financial Data	25
Item No. 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item No. 7A	Quantitative and Qualitative Disclosures Regarding Market Risk	41
Item No. 8	Financial Statements and Supplementary Data	42
Item No. 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	42
Item No. 9A	Controls and Procedures	42
Item No. 9B	Other Information	44

Part III

Item No. 10	Directors and Executive Officers of the Registrant	44
Item No. 11	Executive Compensation	44
Item No. 12	Security Ownership of Certain Beneficial Owners and and Management and Related Stockholder Matters	44
Item No. 13	Certain Relationships and Related Transactions	44
Item No. 14	Principal Accounting Fees and Services	44

Part IV

Item No. 15	Exhibits and Financial Statement Schedules	44

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

We market and sell metalized and latex balloons in the United States and in several other countries. We supply coated, laminated and printed films to a number of companies who generally convert these films into containers for the packaging of food and other items. We supply flexible containers to companies who (i) use them for packaging of food or other items or (ii) market them to consumers who use them for the storage of personal items. We also market containers to and through retail outlets for use by consumers that include a resealable closure system and a valve permitting the evacuation of air from the pouch by a small pump device, which we also supply.

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

In 1999, we acquired an extrusion coating and laminating machine and began production of coated and laminated films, which we have produced since that time.

During the period from 1976 to 1986 and from 1996 to the present, we have produced flexible containers for the storage of liquids, food products, household goods and other items.

We market and sell our metalized and latex balloons and related novelty items directly to retail stores and chains and through distributors, who in turn sell to retail stores and chains. Our balloon and novelty products are sold to consumers through a wide variety of retail outlets including general merchandise, discount and drugstore chains, grocery chains, card and gift shops, and party goods stores, as well as through florists and balloon decorators.

Most of our metalized balloons contain printed characters, designs and social expression messages, such as “Happy Birthday”, “Get Well Soon” and similar items. In a number of cases, we obtain licenses for well-known characters and print those characters and messages on our balloons. Currently, we maintain licenses for Garfield®, Odie, Face Offs-Tudes®, Miss Spider and Sunny Patch Friends®, Andrea Mistretta and Wow Wow Wubsy®. In the United Kingdom, we maintain licenses on The Crazy Frog® and Tudes.

Balloons and novelty items accounted for 62.6% of our revenues in 2007. The remainder of our revenues is generated from the sale of laminated film products, generally intended for use in the packaging of foods, liquids and other materials. We provide laminated films, and printed films, to a number of customers who utilize the film to produce bags or pouches for the packaging of food, liquids and other items. We also produce finished products - pouches and bags - which are used for a variety of applications, including (i) as vacuumable consumer storage devices for clothing and other household items, (ii) as vacuumable pouches for household use in storage of food items, and (iii) as “dunnage” items which, when inflated, cushion products in a package or container. In 2007, our revenues from these products represented approximately 37.4% of our net revenues.

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

•
Maintain a Focus on Margin Levels and Cost Controls in Order to Establish and Maintain Profitability. We engage in constant review and effort to control our production, and our selling, general and administrative expenses, in order to establish and enhance profitability. Over the past three years, we have improved our gross margin levels from 22.1% in 2005 to 25.1% in 2006 and 23.8% in 2007.

•
Develop New Products, Product Improvements and Technologies. We work constantly to develop new products, to improve existing products and to develop new technologies within our core product areas, in order to enhance our competitive position and our sales. In the novelty line, our development work includes new designs, new character licenses and new product developments. We also developed and introduced a device to amplify sound through a balloon so that voice and music can be played and amplified using our Balloon Jamz™ balloons. In our commercial line, over the past several years we have developed new pouch closure systems and valves and new film methods for liquid packaging applications. We have received nine patents for these developments and have three patent applications pending.  During 2007, we introduced a line of resealable pouches with a valve and pump system for household storage and vacuum sealing of food items.

•
Develop New Channels of Distribution and New Sales Relationships. In order to increase sales, we endeavor to develop new channels of distribution and new sales relationships, both for existing and new products. In March 2006, we entered into a four-year agreement with Illinois Tool Works, Inc. (“ITW”) to manufacture certain pouches for them and to provide film to them for their pouch production. In April 2006, we entered into a license agreement with Rapak L.L.C. (“Rapak”) granting Rapak a license under a patent related to textured film and pouches, and extending the term of an existing supply agreement with Rapak to October 31, 2008. On February 1, 2008, we entered into a Supply and License Agreement with S.C. Johnson & Son, Inc. to manufacture and supply to SC Johnson certain home food management products to be sold under the SC Johnson ZipLoc® brand.

Products

Metalized Balloons. We have designed, produced and sold metalized balloons since 1979 and, we believe, are the second largest manufacturer of metalized balloons in the United States. Currently, we produce over 650 balloon designs, in different shapes and sizes, including the following:

•	Superloons® - 18" balloons in round or heart shape, generally made to be filled with helium and remain buoyant for long periods. This is the predominant metalized balloon size.

•	Ultraloons® - 31" balloons made to be filled with helium and remain buoyant.

•	Miniloons®- 9" balloons made to be air-filled and sold on holder-sticks or for use in decorations.

•	Card-B-Loons®(4 1/2") - air-filled balloons, often sold on a stick, used in floral arrangements or with a container of candy.

•	Shape-A-Loons® - “18 to 48” shaped balloons made to be filled with helium.

•	Minishapes - 11” to 16”small shaped balloons designed to be air filled and sold on sticks as toys or inflated characters.

•	Balloon JamzTM - 20” to 40” round and shaped balloons which emit and amplify sound through a speaker attached to the balloon.

In addition to size and shape, a principal element of the Company's metalized balloon products is the printed design or message contained on the balloon. These designs include figures and licensed characters many of which are well known. We maintain licenses for several characters, including Garfield®, Odie, Face Offs-Tudes, Miss Spider and Sunny Patch Friends®, Andrea Mistretta and Wow Wow Wubsy®, and in the United Kingdom, The Crazy Frog® and Tudes.

Latex Balloons. Through our majority-owned subsidiary in Guadalajara, Mexico, Flexo Universal, S.A. de C.V. (“Flexo Universal”), we manufacture latex balloons in 6 shapes and 42 colors. These balloons are marketed under the name Partyloons® and Hitex. We also manufacture toy balloon products including punch balls, water bombs and "Animal Twisties."

Packaging Films. We produce and sell films that are utilized for the packaging of various products, principally food products. We laminate, extrusion coat and print films and sell them to customers who utilize the films for packaging applications. Our customers generally use these film products to convert them to bags or pouches for the packaging of food and other products.

Pouches, Bags and Other Custom Film Products. We produce a variety of completed film products, generally in the form of a bag or pouch. These products include (i) valved, resealable pouches for storage of household items, (ii) vacuum sealable bags for food storage, (iii) resealable, valved bags for storage and vacuum sealing of food items in the household, (v) “dunnage” bags (inflatable pouches used to cushion products in packages. During 2007, we introduced a line of resealable, valved bags for storage and vacuum sealing of food items in the household. These storage bags function with a small hand or powered pump to evacuate air when the bag is sealed. This product line is marketed under the brand ZipVac™

Markets

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

Our largest customer for balloons during 2007 was Dollar Tree Stores. Sales to this chain in 2007 represented $7,419,000 or approximately 20.3% of our net sales.

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

Printed and Specialty Films

We market and sell printed and laminated films directly and through independent sales representatives throughout the United States. We sell laminated and printed films to companies that utilize these films to produce packaging for a variety of products, including food products, in both liquid and solid form, such as cola syrup, coffee, juices and other items. We seek to identify and maintain customer relationships in which we provide value-added in the form of technology or systems. Our largest customer for film products is Rapak, L.L.C. (“Rapak”) to whom we provide a patented embossed film, as well as other film products. During 2007, our sales to Rapak totaled $6,982,000, representing 19.1% of our net sales. Under our continuing agreement with Rapak, through October 31, 2008, Rapak is committed to purchase at least 65% of its requirements for embossed film from us. We anticipate that Rapak will continue to purchase film from us after this date but we have no contractual commitment from Rapak for such purchases.

Flexible Containers/Pouches.

We market flexible containers and pouches to various companies for commercial packaging purposes and we market lines of consumer storage packages both to a principal customer and to retail chains and outlets.

We produce consumer storage bags for ITW Space Bag, a division of Illinois Tool Works, Inc. (“ITW”). During 2007, ITW was our largest customer for pouches. Our sales of pouches to them in 2007 were $3,771,000, representing 10.3% of our net sales. In March 2006, we entered into a four-year agreement with ITW under which we will supply all of their requirements in North America for certain of their pouches which they market under the name Space Bag® and also are to supply their requirements of film for certain of the pouches which they produce.

During 2005, we introduced a line of universal vacuumable bags for household storage of food products. These bags are designed to be used with existing vacuum and sealing devices. We market these bags through various retail channels. During 2007, we introduced a line of re-sealable pouches incorporating a valve permitting the evacuation of air from the sealed pouch by use of a hand pump supplied with the pouches. This line of products is marketed under the brand name ZipVac™. We market this line of products to various retail outlets.

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

Raw Materials

The principal raw materials we use in manufacturing our products are (i) petroleum or natural gas-based films, (ii) petroleum or natural gas-based resin, (iii) latex and (iv) printing inks. The cost of these raw materials represented 41.2% of our net revenues in 2007. Because much of the raw materials we utilize are based on petroleum or natural gas, we have experienced fluctuation in pricing, in relation to the fluctuation of availability and pricing of these source commodities. We have also experienced significant fluctuation in the cost of raw latex which we use for our latex balloon products. While we currently purchase our raw materials from a relatively limited number of sources, films, resin, inks and latex are available from numerous sources and, in the past, we have generally been able to obtain a sufficient supply of raw materials. However, during August and September 2005, the petrochemical industry suffered facility damage, production disruptions and transportation shortages due to the impact of two Gulf Coast hurricanes. As a result, both the price and availability of petroleum and natural gas-based products were affected. While we were generally able to obtain a sufficient supply of raw materials to meet our needs during this time, prices of raw materials escalated rapidly and substantially; and, the risk of shortages of raw materials supply existed. Due to the increase in the price of oil over the past several years, the cost of petroleum-based raw materials has also risen, with the result that our cost for films and resins has increased during that time as well.

Information Technology Systems

Our corporate headquarters in Barrington, Illinois and our warehouse facility in Cary, Illinois are serviced by a PC-based local area network. We connect the facilities via a high speed T1 line that carries both voice and data communications. Access to the network is available to all appropriate employees but is secured through 4 Microsoft servers running Active Directory authentication. The network allows us to leverage printing resources, create shared file areas for cross-departmental functions and allows for a single source backup of critical business files. On the network we run Macola financial system software. Macola is a modular software system. We presently use the general ledger, order entry, inventory management, purchase order, electronic data exchange and custom report writing modules of that system and are engaged in a program to install and use additional modules including manufacturing costing and controls and inventory controls. Internal and external employee communications are handled by industry standard Microsoft Exchange email, allowing us to communicate with customers and vendors all over the world. We also provide a secure, firewall protected, load balanced and redundant T1 and cable internet connection allowing employees to use e-mail, research issues, support customers and securely move data.

At each of our Mexico and England facilities, we operate server computers and local area networks, accessible to employees at those facilities. At each of those facilities, we operate separate integrated financial, order entry and inventory management systems.

Competition

The balloon and novelty industry is highly competitive, with numerous competitors. We believe there are presently six principal manufacturers of metalized balloons whose products are sold in the United States including Anagram International, Inc., Pioneer Balloon Company, Convertidora International S.A. de C.V., Barton Enterprises Inc., and Betallic, LLC. Several companies market and sell metalized balloons designed by them and manufactured by others for them.

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

Copyright Licenses. We maintain licenses on certain popular characters and designs for our balloon products. We presently maintain seven licenses and produce balloon designs utilizing the characters or designs covered by the licenses. Licenses are generally maintained for a one or two-year term, although the Company has maintained long term relationships with several of its licensors.

Trademarks. We own 12 registered trademarks in the United States relating to our balloon products. Many of these trademarks are registered in foreign countries, principally in the European Union.

Patent Rights. We own, or have license rights under, or have applied for, patents related to our balloon products, certain film products and certain flexible container products. These include (i) ownership of two patents, and a license under a third, relating to self-sealing valves for metalized balloons and methods of making balloons with such valves, (ii) several metalized balloon design patents, (iii) patents and applications related to the design and structure of, and method of, inserting and affixing, zipper-closure systems in a bag, (iv) patents related to one-way valves for pouches, (v) a patent related to methods of embossing film and utilizing such film to produce pouches with fitments, and (vi) patent applications related to vacuumable storage bags with fitments.

Research and Development

We maintain a product development and research department of five individuals for the development or identification of new products, product components and sources of supply. Research and development includes (i) creative product development, (ii) creative marketing, and (iii) engineering development. During each of the fiscal years ended December 31, 2007, 2006, 2005, respectively, we estimate that the total amount spent on research and development activities was approximately $350,000, $230,000 and $224,000 and, respectively.

Employees

As of December 31, 2007, the Company had 84 full-time employees in the United States, of whom 17 are executive or supervisory, 5 are in sales, 44 are in manufacturing or warehouse functions and 18 are clerical. As of that same date, we had 9 full-time employees in England, of whom 3 are executive or supervisory, 2 are in sales, 3 are in warehousing and one is clerical. At Flexo Universal, our Mexico subsidiary, as of December 31, 2007, we had 228 full-time employees, of whom 5 are executive or supervisory, 3 are in sales, 210 are in manufacturing and 10 are clerical. The Company is not a party to any collective bargaining agreement in the United States, has not experienced any work stoppages and believes that its relationship with its employees is satisfactory.

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

International Operations

We sell balloon products in a number of countries outside the United States. Sales of these products for the United Kingdom and Europe are handled by our facility and personnel in Rugby, England, and for Mexico and Latin America by our facility and personnel in Guadalajara, Mexico. In other countries, we sell balloon products through distributors located in those countries. We conduct production, packaging, warehousing and sales operations in Mexico and warehousing and sales operations in the United Kingdom. We rely and are dependent on our operations in Mexico for the supply of latex balloons in the United States, Mexico, Europe and other markets. Interruption of that supply would have a material adverse effect on the business of the Company.

Our domestic and international sales and assets by area over the period 2005-2007 have been as follows:

	United States	United Kingdom	Mexico	Eliminations		Consolidated
Year ended 12/31/07
Revenues	$28,657,000	$2,913,000	$7,189,000		$(2,249,000)	$36,510,000
Operating income	$810,000	$215,000	$345,000		$(125,000)	$1,245,000
Net (loss) income	$(128,000)	$167,000	$168,000		$(125,000)	$82,000
Total Assets	$27,854,000	$2,948,000	$5,780,000		$(7,258,000)	$29,324,000

Year ended 12/31/06
Revenues	$28,808,000	$2,925,000	$6,564,000		$(2,869,000)	$35,428,000
Operating income	$2,116,000	$64,000	$578,000		$(25,000)	$2,733,000
Net income	$1,544,000	$93,000	$284,000		$(26,000)	$1,895,000
Total Assets	$25,245,000	$2,627,000	$5,050,000		$(6,288,000)	$26,634,000

Year ended 12/31/05
Revenues	$23,564,000	$2,573,000	$4,536,000		$(1,483,000)	$29,190,000
Operating income (loss)	$602,000	$290,000	$(240,000)	$		$652,000
Net (loss) income	$(342,000)	$220,000	$(211,000)	$		$(333,000)

Item No. 1A – Risk Factors

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

The cost of the raw materials we purchase represents about 41.2% of our revenues. The principal raw materials we purchase are: nylon sheeting, polyester sheeting, polyethylene sheeting, polyethylene resin and latex. Much of these materials are derived from petroleum and natural gas. Prices for these materials fluctuate substantially as a result of the change in petroleum and natural gas prices, demand and the capacity of companies who produce these products to meet market needs. Instability in the world markets for petroleum and natural gas has, and may, adversely affect the prices of these raw materials and their general availability. The price of latex has also fluctuated significantly over the past three years. Our ability to achieve and maintain profitability is partially dependent upon our ability to pass through to our customers the amount of increases in raw materials cost. If prices of these materials increase and we are not able to fully pass on the increases to our customers, our results of operations and our financial condition will be adversely affected.

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

We rely on eight principal suppliers for our petroleum, natural gas and latex-based raw material suppliers. We do not maintain supply agreements with any of our suppliers for these materials. The loss of any of these suppliers would force us to purchase these materials from other suppliers or on the open market, which may require us to pay higher prices for raw materials than we do now, with the result that our margins on the sale of our products would be adversely affected. In addition, the loss of the supply of an important raw material from one of our present suppliers may not be replaceable through open market purchases or through a supply arrangement with another supplier. In the event that we were unable to obtain a raw material from another supplier, we would be unable to continue to manufacture certain of our products.

Company Risks

We have a history of both income and losses and have experienced fluctuations of operating income, which may cause our stock to fluctuate.

We have had a history of losses and of fluctuating income from operations over the past five years. We have reported net income from operations in three of the past five years and losses in two of those years Our income or loss from operations during that time has ranged from a profit of $2,622,000 to a loss of $223,000 and has been subject to significant quarterly and annual fluctuations. These fluctuations can be caused by:

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

Our working capital is limited. As of December 31, 2007, our current assets exceeded our current liabilities by approximately $1,318,000. As a result of this limited amount of working capital, we may be unable to fund capital investments, working capital needs, marketing and sales programs, research and development, patent or copyright licenses or other items which we would like to acquire or pursue in accordance with our business strategies. The inability to pursue any of these items may adversely affect our competitive position, our business, financial condition or prospects.

A high percentage of our sales are to a limited number of customers and the loss of any one or more of those customers could adversely affect our results of operation, cash flow and financial condition.

For the year ended December 31, 2007, our sales to our top 10 customers represented 65.3% of our net sales and our sales to our top three customers represented 49.8% of our net sales. We do not have long term contracts with several of our principal customers. The loss of any of our principal customers, or a significant reduction in the amount of our sales to any of them, would have a material adverse effect on our business and financial condition.

In March 2006, we entered into a four-year agreement with ITW, one of our top three customers, to provide (i) all of their requirements for a certain kind of pouch and (ii) all of their requirements, subject to competitive pricing, for film for their use in the production of certain pouches. In April 2006, we entered into a license agreement with Rapak, one of our top three customers, granting Rapak a license under a patent related to textured film and pouches, and extending the term of an existing supply agreement with Rapak to October 31, 2008. On February 1, 2008, we entered into a Supply and License Agreement with S.C. Johnson & Son, Inc. to manufacture and sell to SC Johnson certain home food management products to be sold under the SC Johnson ZipLoc® brand. The agreement is for a term expiring on June 30, 2011 and provides for two renewal terms of two years each at the option of SC Johnson.

We rely on intellectual property in our business and the failure to develop, acquire or protect our intellectual property could adversely affect our business.

We consider patents, copyright licenses and to some degree trademarks, as being significant to our competitive position, our ability to obtain and retain customers and to achieve acceptable margin levels on the sale of our products. With respect to our film and flexible packaging/pouch business, we believe that developing, acquiring and maintaining patent rights are of significance to us for those reasons. Over the past 12 years, we have obtained nine patents related to films, pouches, zippers for pouches, the method of inserting zippers in pouches and certain valves for pouches. We have three patents pending with regard to such products With respect to our novelty balloon products, we believe that patent rights and trade secrets for product developments and copyright licenses for characters and designs are of significance to our ability to compete in the market and to obtain acceptable margins on the sale of our products. Our limited financial resources have made it more difficult for us to invest in product and patent developments and to obtain copyright licenses. If we are unable to develop, acquire, maintain or enforce some or all of our intellectual property rights, our business, financial conditions and prospects will be adversely affected.

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

Howard W. Schwan (our President), John H. Schwan (our Chairman) and Stephen M. Merrick (our Chief Financial Officer) or persons affiliated to them, in combination, owned approximately 45.2% of the outstanding shares of common stock of the Company as of April 9, 2008 and then had options and warrants to purchase additional shares which, if exercised, together with the shares owned, would aggregate 48.2% of the shares then outstanding. As a result of such ownership, these executives have the ability to exert significant influence and control on the outcome of corporate transactions and other matters submitted to the Board of Directors or stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control of the Company.

Financial Risks

We have a high level of debt relative to our equity, which reduces cash available for our business and which may adversely affect our ability to obtain additional funds, and increases our vulnerability to economic or business turndowns.

We have a substantial amount of debt in relation to our shareholders’ equity. As of December 31, 2007, we had $22,720,000 of debt outstanding and $6,591,000 in shareholders equity. These circumstances could have important adverse consequences for our Company. For example they could:

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

On February 1, 2006, we entered into a loan agreement with RBS Citizens, N.A., previously referred to as Charter One Bank, in which, as amended, RBS Citizens, N.A. provides to us a line of credit totaling $15,300,000, including a five year mortgage loan on our principal plant and offices in Barrington, Illinois for $2,800,000, a five year term loan secured by our physical assets in Barrington, Illinois for $3,500,000 and a three year revolving line of credit secured by inventory and receivables in the maximum amount of $9,000,000. In November, 2007 RBS Citizens, N.A. also provided to us a capital lease line of credit in the aggregate amount of $1,500,000 for the acquisition of production equipment. Also, on February 1, 2006, Messrs. John Schwan and Stephen Merrick, each loaned to the Company the sum of $500,000 in exchange for five year subordinated notes and warrants to purchase up to 151,515 shares of common stock of the Company, each.

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

In July 2006, we entered into a Standby Equity Distribution Agreement (SEDA) with Cornell Capital Partners, LP (“Cornell Capital”) pursuant to which we may, at our discretion, periodically sell to Cornell Capital shares of common stock at a price equal to the volume weighted average price of our common stock on the NASDAQ Capital Market for the five days immediately following the date we notify Cornell Capital of our request. See pages 35-37 for a description of the agreement. On December 28, 2006, we filed a Registration Statement with the SEC for the registration of 403,500 shares to be sold by Cornell Capital and Newbridge Securities (our placement agent). On January 28, 2007, the Registration Statement was declared effective. Through December 31, 2007, in connection with the SEDA, we have requested and received aggregate advances from Cornell Capital under this agreement for $1,580,000 and Cornell Capital has purchased from us an aggregate of 323,625 shares of our common stock.

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

Future Sales of Stock By Our Shareholders May Negatively Affect Our Stock Price And Our Ability To Raise Funds In New Stock Offerings

Sales of our common stock in the public market by our existing substantial shareholders, could lower the market price of our common stock. Sales may also make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price that our management deems acceptable or at all. Of the 2,732,124 shares of common stock outstanding as of April 9, 2008, 811,182 shares of common stock are, or will be, held by our “affiliates” and 1,296,066 shares of common stock, held by existing shareholders, including the officers and directors, are “restricted securities” and may be resold in the public market only if registered or pursuant to an exemption from registration. Some of these shares may be resold under Rule 144.

Item No. 1B – Unresolved Staff Comments

As of the filing of this Annual report on Form 10-K, we had no unresolved comments from the staff of the Securities and Exchange Commission that were received not less than 180 days before the end of our 2007 fiscal year.

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

In September 2005, the Company entered into a lease to rent 16,306 square feet of space in Cary, Illinois. This lease has a 2-year term. In September 2006, the Company signed an extension to this lease to run through September 2009. The facility includes warehouse and office space, which is utilized principally for the warehousing of balloon inventory. In addition, as of December 2007, we entered into a month-to-month agreement to rent additional warehouse space as required.

The Company also leases approximately 15,000 square feet of office and warehouse space in Rugby, England at an annual lease cost of $51,700, expiring in 2019. This facility is utilized to warehouse balloon products and to manage and service the Company's operations in England and Europe.

In February 2008, Flexo Universal entered into a 3-year lease agreement for the lease of approximately 43,000 square feet of manufacturing, warehouse and office space in Guadalajara, Mexico at the cost of $19,200 per month.

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

No matters were submitted to the shareholders of the Company during the Fourth Quarter 2007.

PART II

Item No. 5 Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information. The Company's Common Stock was admitted to trading on the NASDAQ SmallCap Market (now the NASDAQ Capital Market) under the symbol CTIB on November 5, 1997.

The high and low sales prices for the last nine fiscal quarters (retroactively adjusted to reflect post-reverse split share and stock dividend values), according to the NASDAQ Stock Market's Stock Price History Report, were:

	High	Low
January 1, 2006 to March 31, 2006	3.56	2.77
April 1, 2006 to June 30, 2006	3.90	2.60
July 1, 2006 to September 30, 2006	4.68	2.20
October 1, 2006 to December 31, 2006	8.23	3.50
January 1, 2007 to March 31, 2007	10.39	4.39
April 1, 2007 to June 30, 2007	8.10	3.68
July 1, 2007 to September 30, 2007	5.59	2.88
October 1, 2007 to December 31, 2007	5.44	2.76
January 1, 2008 to March 31, 2008	6.43	3.25

As of March 4, 2008 there were approximately 32 holders of record of the Company’s Common Stock. The Company believes that its total number of actual shareholders is substantially greater than the number of record shareholders.

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

Issuer Purchases of Equity Shares

The Company made no purchases of its shares during 2007.

Recent Sales of Unregistered Securities

During February 2003, John H. Schwan loaned $930,000 to the Company and Stephen M. Merrick loaned $700,000 to the Company, each in exchange for (i) two year promissory notes bearing interest at 9% per annum and (ii) five year warrants to purchase up to 163,000 shares of Common Stock of the Company at $4.87 per share, the market price of the Common Stock on the date of the Warrants. The proceeds of these loans were to (i) re-finance the bank loan of CTI Mexico in the amount of $880,000 and (ii) to provide financing for CTI Mexico and Flexo Universal. On February 8, 2008, Mr. Schwan and Mr. Merrick exercised these warrants utilizing $793,810 in principal amount of such promissory notes as payment of the exercise price for the shares purchased. The payment date of the remaining amount of the notes have been extended to December 31, 2008.

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

On June 6, 2006, the Company entered into a Standby Equity Distribution Agreement with Cornell Capital pursuant to which Cornell Capital agreed, subject to certain conditions, to purchase up to $5,000,000 of the Company’s common stock for its own account, for investment, during a commitment period of 24 months commencing on the date of an effective registration statement covering the shares to be sold. Under the agreement, shares are to be purchased at the lowest volume weighted average price of the shares as traded during the five trading days after an advanced request by the Company. The number of shares to be sold under the agreement is limited to 400,000 shares unless shareholder approval shall have been obtained for the sale of a greater amount of shares. The sale of the shares is subject to certain conditions including the filing by the Company, and the declaration of effectiveness by the SEC, of a Registration Statement covering the shares to be sold under the agreement. On December 28, 2006, the Company filed a Registration Statement with respect to 403,500 shares and on January 26, 2007, the Registration Statement was declared effective. Since the effective date to March 19, 2008, the Company has sold to Cornell Capital an aggregate of 323,625 shares of common stock at an average price of $4.88 per share.

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

On February 1, 2007, the Company issued to Capstone Advisory Group, L.L.C. 17,000 shares of common stock for consulting services to be performed over an 18-month period.

Each of the foregoing transactions involved the sale of securities of the Company to a limited number of sophisticated investors on a restricted basis, for investment, and an exemption from registration with respect to such sales is claimed pursuant to Section 4(2) of the Securities Act of 1933.

Stock Performance Graph

The following graph compares for the period December, 2002 to December, 2007, the cumulative total return (assuming reinvestment of dividends) on our common stock with (i) NASDAQ Composite Index (U.S.), (ii) S&P 500 Specialty Stores Index (U.S.) and (iii) a Peer Group. The Peer Group was created based on ten companies with similar Market-Capitalization (5 above and 5 below). The graph assumes an investment of $100 on December 31, 2002, in our common stock and each of the other investment categories.

The historical stock prices of our common stock shown on the graph below are not necessarily indicative of future stock performance. Per share value as of December 31, 2002 through December 31, 2007 is based on the common stock’s closing price as of such date. All prices reflect any stock splits or dividends during the period.

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

	Year ended December 31, (000 omitted)
	2007	2006	2005	2004	2003

Statement of Operations Data:
Net Sales	$36,510	$35,428	$29,190	$37,193	$36,260
Costs of Sales	$27,826	$26,531	$22,726	$30,841	$29,627
Gross Profit	$8,684	$8,897	$6,464	$6,352	$6,633
Operating expenses	$7,439	$6,275	$5,812	$6,402	$6,856
Income (loss) from operations	$1,245	$2,622	$652	$(50)	$(223)
Interest expense	$1,286	$1,691	$1,231	$1,350	$1,103
Other (income) expense	$(174)	$(191)	$(45)	$(208)	$23
Income (loss) before taxes and minority interest	$133	$1,122	$(534)	$(1,192)	$(1,349)
Income tax (benefit) expense	$51	$(774)	$(200)	$1,286	$(782)
Minority interest	$-	$1	$-	$1	$-
Net Income (loss)	$82	$1,895	$(333)	$(2,479)	$(566)
Earnings (loss) per common share
Basic	$0.03	$0.91	$(0.17)	$(1.28)	$(0.30)
Diluted	$0.03	$0.85	$(0.17)	$(1.28)	$(0.30)
Other Financial Data:
Gross margin percentage	23.79%	25.11%	22.14%	17.08%	18.29%
Capital Expenses	$2,848	$553	$550	$306	$2,007
Depreciation & Amortization	$1,299	$1,205	$1,463	$1,651	$1,619
Balance Sheet Data:
Working capital (Deficit)	$1,318	$1,848	$(2,426)	$(2,790)	$(706)
Total assets	$29,256	$26,645	$23,536	$27,888	$30,270
Short-term obligations (1)	$9,767	$9,422	$8,618	$9,962	$6,692
Long-term obligations	$6,237	$6,887	$6,039	$6,491	$8,909
Stockholders’ Equity	$6,523	$5,102	$2,726	$2,951	$5,212

(1)	Short term obligations consist of primarily of borrowings under bank line of credit and current portion of long-term debt.

The following table sets forth selected unaudited statements of operations for each quarter of fiscal 2007 and 2006:

	For the Year Ended December 31, 2007 (1)
	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter

Net sales	$8,279,000	$9,259,000	$8,673,000	$10,299,000
Gross profit	$1,903,000	$2,744,000	$1,617,000	$2,420,000
Net (loss) income	$(52,000)	$423,000	$(414,000)	$125,000
Earnings per common share
Basic	$(0.02)	$0.18	$(0.18)	$0.05
Diluted	$(0.02)	$0.17	$(0.18)	$0.05

(1) Earnings per common share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly per common share information may not equal the annual earnings per common share

	For the Year Ended December 31, 2006 (1)
	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter (2)

Net sales	$8,156,000	$8,997,000	$8,603,000	$9,672,000
Gross profit	$1,953,000	$2,197,000	$2,253,000	$2,494,000
Net income	$220,000	$206,000	$315,000	$1,154,000
Earnings per common share
Basic	$0.11	$0.10	$0.15	$0.54
Diluted	$0.10	$0.10	$0.15	$0.49

(1)
Earnings per common share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly per common share information may not equal the annual earnings per common share

(2)
During the fourth quarter 2006, management of the Company conducted an analysis of the recoverability of the deferred tax asset based on results of operations during the fourth quarter of 2005 and for the full year of 2006, expected continued achievement of and continuing improvement in operating results for the forseeable future and anticipated repatriations of profits and services income to be generated from the Company's foreign subsidiaries. As a result of such analysis, management determined that the net recorded deferred tax asset in the amount of $1,127,000 is more likely than not to be realized.

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

Our revenues from each of our product categories in each of the past three years have been as follows:

	(000 Omitted)
	$	% of	$	% of	$	% of
Product Category	2007	Net Sales	2006	Net Sales	2005	Net Sales

Metalized Balloons	15,998	43.8%	17,050	48.1%	11,737	40.2%

Films	7,846	21.5%	8,412	23.7%	7,616	26.1%

Pouches	4,938	13.5%	3,081	8.7%	4,079	14.0%

Latex Balloons	6,853	18.8%	6,083	17.2%	4,855	16.6%

Helium/Other	875	2.4%	802	2.3%	903	3.1%

Total	36,510	100.0%	35,428	100.0%	29,190	100.0%

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

Purchases by a limited number of customers represent a significant portion of our total revenues. In 2007, sales to our top 10 customers represented 65.3% of net revenues. During 2007, there were three customers to whom our sales represented more than 10% of net revenues. Our principle customers and 2007 sales to them were:

Customer	Product	2007 Sales	% of 2007 Revenues	2006 Sales	% of 2006 Revenues

Dollar Tree Stores	Balloons	$7,419,000	20.3%	$8,596,000	24.3%
Rapak L.L.C	Films	$6,982,000	19.1%	$7,110,000	20.1%
ITW Spacebag	Pouches	$3,771,000	10.3%	$2,526,000	7.1%

The loss of one or more of these principal customers, or a significant reduction in purchases by one or more of them, could have a material adverse effect on our business.

Results of Operations

The following table sets forth selected results of our operations expressed as a percentage of net sales for the years ended December 31, 2007, 2006 and 2005. Our results of operations for the periods described below are not necessarily indicative of results of operations for future periods.

	Year ended December 31,
	2007	2006	2005

Net sales	100.0%	100.0%	100.0%
Costs and expenses:
Cost of products sold	76.2	74.9	77.9
Operating Expenses	20.4	17.7	19.9

Income from operations	3.4	7.4	2.2
Interest expense	(3.5)	(4.8)	(4.2)
Other income	0.5	0.5	0.2

Income (loss) before income taxes	0.4	3.1	(1.8)
Provision for income taxes	0.2	(2.2)	(0.7)

Net profit (loss)	0.2%	5.3%	(1.1)%

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Net Sales

For the fiscal year ended December 31, 2007, consolidated net sales from the sale of all products were $36,510,000 compared to consolidated net sales of $35,428,000 for the year ended December 31, 2006, an increase of 3.1%.

In 2007, sales of metalized balloons declined by 6.2% from $17,050,000 in 2006 to $15,998,000 in 2007. This decline is attributable to a decline in sales of metalized balloons to Dollar Tree Stores from $8,596,000 in 2006 to $7,419,000 in 2007. Sales of metalized balloons to customers other than Dollar Tree Stores increased from $8,454,000 in 2006 to $8,579,000 in 2007.

Sales of film products declined from $8,412,000 in 2006 to $7,846,000 in 2007. This decline is due principally to our decision to withdraw from the production and sale of certain product items we deemed not profitable. Sales to our principal films customer, Rapak LLC, decreased from $7,110,000 in 2006 to $6,982,000 in 2007.

Sales of pouch products increased by 60.3% from $3,081,000 in 2006 to $4,938,000 in 2007. This increase was due to (i) an increase in pouch sales to our principal pouch customer ITW Space Bag from $2,526,000 in 2006 to $3,771,000 in 2007 and (ii) the introduction of our ZipVac™ line of products. Total sales of the ZipVac™ line in 2007 were $465,000.

Sales of latex balloons increased by 12.7% from $6,083,000 in 2006 to $6,853,000 in 2007. Most of this increase is represented by increased sales of latex balloons in Mexico by Flexo Universal, our Mexican subsidiary.

Cost of Sales

Cost of sales increased from 74.9% of sales in 2006 to 76.2% of sales in 2007. This increase is the result of (i) changes in product mix (ii) increase in raw materials, (iii) increase labor rates and (iv) production cost related to the set-up, testing and initial production of pouch production lines.

General and Administrative Expenses

General and administrative expenses increased from $4,554,000 in 2006 or 12.9% of net sales to $5,211,000 or 14.3% of net sales. This increase is attributable principally to (i) increases in personnel and compensation, (ii) increases in accounting fees, (iii) increases in legal fees, (iii) increases in consulting fees relating to operational strategies and internal controls documentation and (iv) increases in travel related to vendor development in Southeast Asia.

Selling

Selling expenses decreased from $847,000 or 2.4% of sales in 2006 to $754,000 or 2.1% of sales in 2007. We anticipate that selling expenses will increase during 2008, due to new personnel and related sales expenses.

Advertising and Marketing

Advertising and Marketing expenses increased from $1,201,000 or 3.4% of sales in 2006 to $1,474,000 or 4% of sales in 2007. This increase is due to (i) an increase in marketing and promotion relating to the Company’s new Zip-Vac product, (ii) artwork and films and (iii) an increase in the cost of in store servicing for new retail customers.

We anticipate further increases in marketing and advertising expenses during 2008 as we invest in the marketing and sale of our ZipVac™ line of zippered vacuum pouches.

Other Income or Expense

During 2007, we incurred net interest expense of $1,286,000 compared to net interest expense of $1,691,000 during 2006. The reduction in interest expense incurred in 2007 is the result of both lower applicable interest rates and reduced levels of borrowing.

During 2007, we realized foreign currency gain in the amount of $174,000 compared to foreign currency gain in 2006 of $191,000.

During 2007, we had no other items of operating income or expense. During 2006, we incurred a loss on the sale of certain assets in the amount of $145,000 and we realized income from the settlement of certain vendor claims in the amount of $472,000.

Net Income or Loss

During 2007, we had net income of $82,000 compared to net income of $1,895,000 in 2006. Net income for 2007 was affected by cost related to the set-up, testing and initial production of pouch production lines. During 2007, we incurred such costs in the total amount of approximately $2,330,000 of which $2,082,000 was capitalized. Our 2006 net income included a tax benefit of $774,000 and, absent that tax benefit, our net income for that year was $1,121,000.

Income Taxes

For 2007, the Company recognized an income tax expense, on a consolidated basis, of $51,000. This income tax expense is composed of income tax expense realized by CTI Balloons, our United Kingdom subsidiary, and Flexo Universal, our Mexico subsidiary, in the amounts of $90,000 and $98,000, respectively, and an income tax benefit of $137,000 recognized by the Company in the United States. In 2006, the Company recognized an income tax benefit of $774,000 by reason of the determination of management to reduce the amount of the valuation allowance previously taken with respect to the deferred tax asset.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Net Sales

For the fiscal year ended December 31, 2006, consolidated net sales from the sale of all products were $35,428,000 compared to consolidated net sales of $29,190,000 for the year ended December 31, 2005, an increase of 21.4%. The increase in net sales is attributable principally to an increase in (i) metalized balloon sales from $11,737,000 in 2005 to $17,050,000 in 2006 and (ii) latex balloon sales from $4,855,000 in 2005 to $6,083,000 in 2006.

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

General and Administrative Expenses

For 2006, general and administrative expenses were $4,554,000, or 12.9% of net sales compared to $3,847,000 or 13.2% of net sales in 2005. The increases in general and administrative expenses consisted principally of (i) salary increases to existing personnel, (ii) new personnel and (iii) increases in audit expenses.

Selling

Selling expenses declined from $928,000 or 3.2% of net sales in 2005 to $847,000 or 2.4% of net sales in 2006. This decline is attributable principally to (i) the change in position of one executive from sales to marketing during 2006 and the associated change in recording of salary and related expense from sales to marketing and (ii) the reclassification of customer service expenses to marketing expense.

Advertising and Marketing

Advertising and marketing expenses increased from $913,000 or 3.1% of net sales in 2005 to $1,201,000 or 3.4% of net sales in 2006. This increase is attributable principally to the change in position described with respect to selling expense and the reclassification of customer service expense to marketing.

Other Operating Expense (Income)

During 2006, we had income from the settlement of vendor claims totaling $472,000 and we incurred losses on the disposition of assets in the amount of $145,000. In 2005, we did not generate income from the settlement of vendor claims and did not have any gain or loss from the disposition of assets.

Other Expense

During 2006, the Company incurred $1,691,000 in net interest expense compared to net interest expense in 2005 of $1,231,000. The increase in net interest expense is attributable to the fact that debt levels during 2006 were higher than 2005.

Net Income or Loss

The company had net income for 2006 of $1,895,000 compared to a net loss of $333,000 for 2005. The 2006 net income included an income tax benefit of $774,000 and, absent the tax benefit was $1,121,000 as compared to loss of $534,000 in 2005.

Income Taxes

For 2006, the company recognized an income tax benefit of $774,000. On the basis of results of operations over the past five quarters, anticipated repatriation of income from foreign subsidiaries, charges to foreign subsidiaries and the expectation of continued achievement of, and improvement in, operating results for the foreseeable future, the management of the Company has determined that it is more likely than not that the Company will realize the value recorded of its deferred tax assets. In 2005, the Company recognized an income tax benefit of $200,000 arising from the deferred tax benefit of the loss incurred for the year. Management determined based upon the evaluation of certain transactions involving the repatriation of profits from its U.K. and Mexico subsidiaries that it is more likely than not that deferred tax assets will be realized in 2006. There can be no assurance that the Company will realize the benefit of its deferred tax assets.

Financial Condition, Liquidity and Capital Resources

Cash Flow Provided by Operating Activities During fiscal 2007, cash provided by operating activities amounted to $1,356,000, compared to cash flow used in operating activities during fiscal 2006 of $1,353,000. Significant changes in working capital items affecting cash flow provided by operating activities were:

•	Depreciation and amortization of $1,466,000
•	An increase in net inventory of $1,732,000
•	An increase in trade payables of $823,000
•	A decrease in accounts receivable of $338,000
•	A decrease in prepaid expenses and other assets of $270,000

We anticipate the level of depreciation to increase in 2008 compared to 2007, reflecting investments in plant and equipment during 2007. The increase in inventory during 2007 reflects (i) an increase of $880,000 related to the Company’s new ZipVac™ line, (ii) an increase of $250,000 in inflated balloons for a rollout to a new retail customer and (iii) increase of $400,000 at the Company's Mexican subsidiary to support an increased level of sales. We do not anticipate significant increases in inventory during 2008.

Cash Used in Investing Activities During fiscal 2007, cash used in investing activities amounted to $2,848,000 compared to cash used in investing activities during fiscal 2006 of $553,000. Cash used in investing activities was principally for the purchase of equipment and plant improvements. During 2008, we anticipate that our levels of investment in plant and equipment will be reduced from 2007 levels.

Cash Provided by Financing Activities During fiscal 2007, cash provided by financing activities amounted to $1,586,000, compared to cash provided by financing activities of $2,045,000 during fiscal 2006. During 2007, we received $1,355,000 from the sale of stock to Cornell Capital and $195,000 from the exercise of options and warrants, and we repaid long-term debt of $1,242,000. We received, net, $428,000 proceeds under our revolving line of credit.

On February 1, 2006, we entered into a Loan Agreement with RBS Citizens, N.A., Chicago, Illinois, under which, as amended, the Bank has agreed to provide a credit facility to our Company in the total amount of $15,300,000, which includes (i) a five year mortgage loan secured by our Barrington, Illinois property in the principal amount of $2,800,000, amortized over a 20 year period, (ii) a five year term-loan secured by our equipment at the Barrington, Illinois plant in the amount of $3,500,000 and (iii) a three-year revolving line of credit up to a maximum amount of $9,000,000, secured by inventory and receivables. The amount we can borrow on the revolving line of credit includes 85% of eligible accounts receivable and 60% of eligible inventory.

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

As of December 31, 2007, we were not in compliance with the senior debt to EBITDA or the EBITDA to fixed charge covenants. We have obtained a waiver from the Bank with respect to these covenant violations as of December 31, 2007. We believe that we will be in compliance with our debt covenants during 2008.

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

At December 31, 2007 the Company was paying a premium of 0.75% over Prime.

Also, under the loan agreement, we are required to purchase a swap agreement with respect to at least 60% of the mortgage and term loan portions of our loan. On April 5, 2006, we entered into a swap arrangement with RBS Citizens, N.A. with respect to 60% of the principle amounts of the mortgage loan and the term loan, which had the effect of fixing the interest rate for such portions of the loans at 8.49% for the balance of the loan terms. These swap arrangements are subject to some market variation due to market interest rate variability. Management believes that these variations will not materially affect the results of the company. As of December 31, 2007 the net effect of these market adjustments was $123,000.

Each of John H. Schwan and Stephen M. Merrick, officers, directors and principal shareholders of the Company have personally guaranteed the obligations of the company to RBS Citizens, N.A. up to $2,000,000.

On November 13, 2007 RBS Citizens, N.A. granted to the Company a capital lease line of credit of up to $1,500,000 to fund equipment acquisitions by the Company. During 2007, the Company received aggregate advances under this line of $272,000.

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

On December 28, 2006, we filed a Registration Statement for the registration of 403,500 shares of our common stock. On January 26, 2007, the Registration Statement was declared effective. Since that time, to December 31, 2007, we have sold an aggregate of 323,625 shares of common stock to Cornell under the SEDA and have received net proceeds from the sale of those shares in the amount of $1,492,000, excluding issuance costs.

Current Assets. As of December 31, 2007, the total current assets of the Company were $17,801,000, compared to total current assets of $16,491,000 at December 31, 2006. The change in current assets reflects, principally, (i) an increase in inventories of $1,727,000, and (ii) an increase in cash and equivalents of $99,000. The increase in inventory during 2007 reflects (i) an increase of $880,000 related to the Company’s new ZipVac™ line, (ii) an increase of $250,000 in inflated balloons for a rollout to a new retail customer and (iii) an increase of $400,000 at the Company's Mexican subsidiary to support an increased level of sales. We do not anticipate significant increases in inventory during 2008.

Property, Plant and Equipment. During fiscal 2007, the Company invested $2,826,000 in capital items, principally in production equipment and plan improvements. We anticipate reduced levels of capital investment in 2008.

Current Liabilities. Total current liabilities increased from $14,643,000 as of December 31, 2006 to $16,483,000 as of December 31, 2007. Changes in current liabilities included: (i) an increase of $817,000 in trade payables, (ii) an increase in checks in excess of bank balance of $508,000 relating to deposits in transit from customers and (iii) an increase of the line of credit of $428,000.

Liquidity and Capital Resources. As of December 31, 2007, our current assets exceeded our current liabilities by $1,318,000. In addition, during 2008, we anticipate receiving advances under our capital lease line of credit in amounts up to $1,228,000. We believe that we have sufficient cash and financial resources to meet our operating requirements through December 31, 2008.

Shareholders’ Equity. Shareholders’ equity was $6,591,000 as of December 31, 2007 compared to $5,102,000 as of December 31, 2006.

The contractual commitments of the Company, determined as of December 31, 2007, over the next five years are as follows:

	Payments due by Period (000 omitted)
					2013
	Total	2008	2009-2010	2011-2012	And Thereafter

Revolving line of credit	$6,746	$6,746	$-	$-	$-
Current maturities of long-term debt	$3,021	$3,021	$-	$-	$-
Long-Term debt, net of current maturities	$5,167	$-	$1,563	$3,604	$-
Estimated interest payments	$1,457	$634	$715	$108	$-
Lease Obligations	$2,021	$514	$900	$245	$362
License Commitments	$91	$91	$-	$-	$-
Total contractual obligations	$18,503	$11,006	$3,178	$3,957	$362

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

Inventory Valuation. Inventories are stated at the lower of cost or market. Cost is determined using standard costs which approximate costing determined on a first-in, first out basis. Standard costs are reviewed and adjusted at the time of introduction of a new product or design, periodically and at year-end based on actual direct and indirect production costs. On a periodic basis, the Company reviews its inventory levels for estimated obsolescence or unmarketable items, in reference to future demand requirements and shelf life of the products. As of December 31, 2007, the Company had established a reserve for obsolescence, marketability or excess quantities with respect to inventory in the aggregate amount of $383,000. As of December 31, 2006, the amount of the reserve was $276,000. In addition, on a periodic basis, the Company disposes of inventory deemed to be obsolete or unsaleable and, at such time, records an expense for the value of such inventory.

Valuation of Long-Lived Assets. We evaluate whether events or circumstances have occurred which indicate that the carrying amounts of long-lived assets (principally property and equipment and goodwill) may be impaired or not recoverable. Significant factors which may trigger an impairment review include: changes in business strategy, market conditions, the manner of use of an asset, underperformance relative to historical or expected future operating results, and negative industry or economic trends. FASB issued Statement No. 142, "Goodwill and Other Intangible Assets," which requires that goodwill be evaluated annually for impairment by applying a fair-value based test. We conduct a valuation analysis in consultation with valuation consulting firms of our goodwill in our Mexico subsidiary for the year ended December 31, 2007, 2006 and 2005. As of December 31, 2005, we determined in consultation with a valuation consulting firm, that the fair value of the Company’s interest in Flexo Universal was below its $1,113,000 carrying value. Then step two of the evaluation was done in which the value of the goodwill was determined to be $989,000. Accordingly, we recorded $124,000 as an expense and reduced the carrying value of the Company’s interest in Flexo Universal to $989,000. As of December 31, 2006 and December 31, 2007, we determined that the fair value of the Company’s interest in Flexo Universal was unchanged from December 31, 2005. Accordingly, we did not change the fair value of the Company’s interest in Flexo.

Foreign Currency Translation. All balance sheet accounts are translated using the exchange rates in effect at the balance sheet date. Statements of operations amounts are translated using the average exchange rates for the year-to-date periods. The gains and losses resulting from the changes in exchange rates during the period have been reported in other comprehensive income or loss. Foreign currency translation adjustments exclude income tax expense (benefit) given that our investments in non-U.S. subsidiaries are deemed to be reinvested for an indefinite period of time.

Stock-Based Compensation. On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payments” (“SFAS No. 123(R)”). Prior to the adoption of SFAS No. 123(R), we had adopted the disclosure-only provisions of SFAS No. 123 and accounted for employee stock-based compensation under the intrinsic value method and no expense related to stock options was recognized. We adopted the provisions of SFAS 123(R) using the modified prospective transition method. Under this method, our consolidated financial statements as of and for the years ended December 31, 2007 reflect the impact of SFAS 123(R), while the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

We used the Black-Scholes option pricing model to determine the fair value of stock options which requires us to estimate certain key assumptions. As a result of adopting SFAS 123(R), we incurred employee stock-based compensation cost of $14,000 for the year ended December 31, 2007. At December 31, 2007, we had $154,000 of unrecognized compensation cost relating to stock options.

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

As of December 31, 2007, the Company had a net deferred tax asset of $1,080,000 (deferred tax assets of $2,307,000 less a valuation allowance of $1,227,000) representing the amount the Company may recover in future years from future taxable income. As of December 31, 2006, the amount of the net deferred tax asset was $1,127,000. Each quarter and year-end management makes a judgment to determine the extent to which the deferred tax asset will be recovered from future taxable income. At December 31, 2006, the Company reduced the valuation allowance against the deferred tax assets as management determined that the deferred tax asset is more likely than not to be realized. Management has made no change in the amount of the valuation allowance for 2007.

Accounting Pronouncements Not Yet Implemented

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement clarifies how to measure fair value as permitted under other accounting pronouncements but does not require any new fair value measurements. In February 2008, the FASB issued FASB Staff Position (FSP) 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements that Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (FSP 157-1) and FSP 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2). FSP 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal 2009. The measurement and disclosure requirements related to financial and non-financial assets and liabilities are not anticipated to have significant impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). SFAS 159 permits companies to choose to measure certain financial instruments and other items at fair value. The standard requires that unrealized gains and losses are reported in earnings for items measured using the fair value option. SFAS No. 159 is effective for us on January 1, 2008. The adoption of SFAS No. 159 is not expected to have a significant impact on our consolidated financial statements.

Item No. 7A - Qualitative And Quantitative Disclosures Regarding Market Risk

The Company is exposed to various market risks, primarily foreign currency risks and interest rate risks.

The Company's earnings are affected by changes in interest rates as a result of variable rate indebtedness. If market interest rates for our variable rate indebtedness averaged 1% more than the interest rate actually paid for the years ending December 31, 2007, 2006 and 2005, our interest rate expense would have increased, and income before income taxes would have decreased by $97,000, $96,000 and $72,000, for these years, respectively. These amounts are determined by considering the impact of the hypothetical interest rates on our borrowings. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to reduce our exposure to such change. However, due to the uncertainty of the specific actions we would take and their possible effects, the sensitivity analysis assumes no change in our financial structure.

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

We have performed a sensitivity analysis as of December 31, 2007 that measures the change in the results of our foreign operations arising from a hypothetical 10% adverse movement in the exchange rate of all of the currencies the Company presently has operations in. Using the results of operations for 2007, 2006 and 2005 for the Company's foreign operations as a basis for comparison, an adverse movement of 10% would create a potential reduction in the Company's net income, or increase its net loss, before taxes, in the amount of, for each of those years, $187,000, $248,000 and $140,000, respectively.

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

Item No. 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item No. 9A - Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (together the “Certifying Officers”), of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007, the end of the period covered by this report. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective as of December 31, 2007 to provide reasonable assurance that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Certifying Officers, as appropriate, to allow for timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operation effectiveness of controls and a conclusion on this evaluation. Although there are inherent limitations in the effectiveness of any system of internal controls over financial reporting, based on our evaluation, management has concluded our internal controls over financial reporting were effective as of December 31, 2007.

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

Changes in Internal Control over Financial Reporting

There has been no change during the Company’s fiscal quarter ended December 31, 2007 in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

Item 9B – Other Information

None

PART III

Item No. 10 – Directors and Executive Officers of the Registrant

Information called for by Item 10 of Part III is incorporated by reference to the definitive Proxy Statement for the 2008 Annual Meeting of Shareholders which is expected to be filed with the Commission within 120 days after December 31, 2007.

Item No. 11 – Executive Compensation

Information called for by Item 11 of Part III is incorporated by reference to the definitive Proxy Statement for the 2008 Annual Meeting of Shareholders which is expected to be filed with the Commission within 120 days after December 31, 2007.

Item No. 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information called for by Item 12 of Part III is incorporated by reference to the definitive Proxy Statement for the 2008 Annual Meeting of Shareholders which is expected to be filed with the Commission within 120 days after December 31, 2007.

Item No. 13 – Certain Relationships and Related Transactions

Information called for by Item 13 of Part III is incorporated by reference to the definitive Proxy Statement for the 2008 Annual Meeting of Shareholders which is expected to be filed with the Commission within 120 days after December 31, 2007.

Item No. 14 – Principal Accountant Fees and Services

Information called for by Item 14 of Part III is incorporated by reference to the definitive Proxy Statement for the 2008 Annual Meeting of Shareholders which is expected to be filed with the Commission within 120 days after December 31, 2007.

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
10.4
CTI Industries Corporation 2007 Stock Incentive Plan (Incorporated by reference to Exhibit contained in Registrant’s Schedule 14A Definitive Proxy Statement, as filed with the Commission on April 30, 2007)

10.5
Employment Agreement dated June 30, 1997, between CTI Industries Corporation and Howard W. Schwan (Incorporated by reference to Exhibits, contained in Registrant’s Form SB-2 Registration Statement (File No. 333-31969) effective November 5, 1997.)

10.6
Warrant dated July 17, 2001 to purchase 79,364 shares of Common Stock John H. Schwan (Incorporated by reference to Exhibits contained in the Registrant’s 2002 10-KSB, as filed with the Commission on May 1, 2003)

10.7
Warrant dated July 17, 2001 to purchase 39,683 shares of Common Stock Stephen M. Merrick (Incorporated by reference to Exhibits contained in the Registrant’s 2002 10-KSB, as filed with the Commission on May 1, 2003)

10.8
Note dated January 28, 2003, CTI Industries Corporation to Stephen M. Merrick in the sum of $500,000 (Incorporated by reference to Exhibits contained in the Registrant’s 2002 10-KSB, as filed with the Commission on May 1, 2003)

10.9
Note dated February 28, 2003, CTI Industries Corporation to Stephen M. Merrick in the sum of $200,000 (Incorporated by reference to Exhibits contained in the Registrant’s 2002 10-KSB, as filed with the Commission on May 1, 2003)

10.10
Note dated February 10, 2003, CTI Industries Corporation to John H. Schwan in the sum of $150,000 (Incorporated by reference to Exhibits contained in the Registrant’s 2002 10-KSB, as filed with the Commission on May 1, 2003)

10.11
Note dated February 15, 2003, CTI Industries Corporation to John Schwan in the sum of $680,000 (Incorporated by reference to Exhibits contained in the Registrant’s 2002 10-KSB, as filed with the Commission on May 1, 2003)

10.12
Note dated March 3, 2003, CTI Industries Corporation to John H. Schwan in the sum of $100,000 (Incorporated by reference to Exhibits contained in the Registrant’s 2002 10-KSB, as filed with the Commission on May 1, 2003)

10.13
Warrant dated March 20, 2003, to purchase 70,000 shares of Common Stock - Stephen M. Merrick (Incorporated by reference to Exhibits contained in the Registrant’s 2002 10-KSB, as filed with the Commission on May 1, 2003)

10.14
Warrant dated March 20, 2003, to purchase 93,000 shares of Common Stock - John H. Schwan (Incorporated by reference to Exhibits contained in the Registrant’s 2002 10-KSB, as filed with the Commission on May 1, 2003)

10.15
Loan and Security Agreement between RBS Citizens, N.A. and the Company dated February 1, 2006 (Incorporated by reference to Exhibits contained in Registrant’s Report on Form 8-K dated February 3, 2006)

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

10.20	Production and Supply Agreement between ITW Spacebag and the Company dated March 17, 2006 (Incorporated by reference to Exhibits contained in Registrant’s Report on Form 8-K dated March 17, 2006)
10.21	License Agreement between Rapak, LLC and the Company dated April 28, 2006 (Incorporated by reference to Exhibit contained in Registrant’s Report on Form 8-K dated May 3, 2006)
10.22	Standby Equity Distribution Agreement between Cornell Capital Partners and the Company dated December 28, 2006
10.23
Second Amendment to Loan Agreement between RBS Citizens, N.A. and the Company dated December 18, 2006 (Incorporated by reference to Exhibit contained in Registrant’s Report on Form 8-K dated December 21, 2006.)

10.24
Third Amendment to Loan Agreement between RBS Citizens, N.A. and the Company dated November 13, 2007 (Incorporated by reference to Exhibit contained in Registrant’s Report on Form 10-Q dated November 13, 2007)

10.25	CTI Industries Corporation Incentive Compensation Plan (Incorporated by reference to Exhibit contained in Registrant’s Report on Form 8-K dated October 2, 2007)
10.26
Supply and License Agreement among Registrant and S.C. Johnson & Son, Inc. dated February 1, 2008 (Incorporated by reference to Exhibit contained in Registrant’s Report on Form 8-K/A dated March 19, 2008)

14	Code of Ethics (Incorporated by reference to Exhibit contained in the Registrant’s Form 10-K/A Amendment No. 2, as filed with the Commission on October 8, 2004)
21	Subsidiaries (description incorporated in Form 10-K under Item No. 1)
23.1	Consent of Independent Auditors, Blackman Kallick, LLP
23.2	Consent of Independent Auditors, Weiser LLP
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith)
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

(a)	The Exhibits listed in subparagraph (a)(3) of this Item 15 are attached hereto unless incorporated by reference to a previous filing.
(b)	The Schedule listed in subparagraph (a)(2) of this Item 15 is attached hereto.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized on April 15, 2008.

CTI INDUSTRIES CORPORATION
By:	/s/ Howard W. Schwan
Howard W. Schwan, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Howard W. Schwan	President and Director	April 15, 2008
Howard W. Schwan

/s/ John H. Schwan	Chairman and Director	April 15, 2008
John H. Schwan

/s/ Stephen M. Merrick	Executive Vice President,	April 15, 2008
Stephen M. Merrick	Secretary, Chief Financial Officer and Director

/s/ Stanley M. Brown	Director	April 15, 2008
Stanley M. Brown

/s/ Bret Tayne	Director	April 15, 2008
Bret Tayne

/s/ John I. Collins	Director	April 15, 2008
John I. Collins

CTI Industries Corporation
and Subsidiaries

Consolidated Financial Statements

Years ended December 31, 2007, 2006 and 2005

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
CTI Industries Corporation

We have audited the accompanying consolidated balance sheet of CTI Industries Corporation and Subsidiaries (the “Company”) as of December 31, 2007 and the related consolidated statements of operations, stockholders’ equity and comprehensive loss and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at item 15(a). These consolidated financial statements and consolidated schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CTI Industries Corporation and Subsidiaries as of December 31, 2007, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Blackman Kallick, LLP
Chicago, Illinois
April 15, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
CTI Industries Corporation

We have audited the accompanying consolidated balance sheet of CTI Industries Corporation and Subsidiaries (the “Company”) as of December 31, 2006 and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the two years in the period ended December 31, 2006 and 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These consolidated financial statements and consolidated schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CTI Industries Corporation and Subsidiaries as of December 31, 2006, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2006 and 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment”, applying the modified prospective method at the beginning of the year ended December 31, 2006.

/s/ Weiser LLP

New York, New York
April 9, 2007

CTI Industries Corporation and Subsidiaries
Consolidated Balance Sheets

	December 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$483,112	$384,565
Accounts receivable, (less allowance for doubtful accounts of $312,000 and $210,000, respectively)	5,950,551	6,442,765
Inventories, net	9,700,618	7,974,113
Net deferred income tax asset	1,014,451	1,025,782
Prepaid expenses and other current assets	651,969	664,020

Total current assets	17,800,701	16,491,245

Property, plant and equipment:
Machinery and equipment	19,520,741	18,763,007
Building	3,035,250	2,689,956
Office furniture and equipment	1,900,219	1,782,691
Intellectual Property	305,017	305,017
Land	250,000	250,000
Leasehold improvements	465,838	459,502
Fixtures and equipment at customer locations	2,381,921	2,330,483
Projects under construction	1,836,877	289,229
	29,695,863	26,869,885
Less : accumulated depreciation and amortization	(19,599,708)	(18,277,611)

Total property,plant and equipment, net	10,096,155	8,592,274

Other assets:
Deferred financing costs, net	113,209	207,049
Goodwill	989,108	989,108
Net deferred income tax asset	133,756	101,102
Other assets (due from related party $66,000 and $30,000, respectively)	191,206	264,161

Total other assets	1,427,279	1,561,420

TOTAL ASSETS	29,324,135	26,644,939
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Checks written in excess of bank balance	616,583	108,704
Trade payables	4,227,954	3,410,869
Line of credit	6,746,213	6,317,860
Notes payable - current portion	863,513	948,724
Notes payable - officers, current portion, (net of debt discount of $89,000 and $90,000)	2,157,065	2,155,284
Accrued liabilities	1,871,781	1,701,933

Total current liabilities	16,483,109	14,643,374

Long-term liabilities:
Other liabilities (related parties $1,070,000 and $1,274,000)	1,070,151	1,294,272
Notes payable, net of current portion	4,351,743	4,866,008
Notes payable - officers, subordinated, (net of debt discount of $185,000 and $273,000)	815,296	726,688
Total long-term liabilities	6,237,190	6,886,968
Minority interest	12,534	12,672
Stockholders' equity:
Preferred Stock — no par value 2,000,000 shares authorized 0 shares issued and outstanding	-	-
Common stock - no par value, 5,000,000 shares authorized, 2,569,124 and 2,412,297 shares issued and 2,569,124 and 2,142,097 outstanding, respectively	3,764,020	3,764,020
Paid-in-capital	6,754,077	6,100,587
Warrants issued in connection with subordinated debt and bank debt	1,038,487	1,038,487
Accumulated deficit	(4,363,999)	(4,445,897)
Accumulated other comprehensive loss	(601,283)	(297,490)
Less: Treasury stock - 270,200 shares at December 31, 2006	-	(1,057,782)

Total stockholders' equity	6,591,302	5,101,925

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$29,324,135	$26,644,939

See accompanying notes to consolidated financial statements

CTI Industries Corporation and Subsidiaries
Consolidated Statements of Operations

	For the Year Ended December 31,
	2007	2006	2005

Net Sales	$36,509,710	$35,428,155	$29,189,974

Cost of Sales	27,825,493	26,531,045	22,725,825

Gross profit	8,684,217	8,897,110	6,464,149

Operating expenses:
General and administrative	5,211,470	4,554,324	3,846,538
Selling	753,571	847,244	928,444
Advertising and marketing	1,474,289	1,200,782	913,071
Loss on sale of asset	-	144,936	-
Other income	-	(471,802)	-
Asset impairment loss	-	-	124,000

Total operating expenses	7,439,330	6,275,484	5,812,053

Income from operations	1,244,887	2,621,626	652,096

Other income (expense):
Interest expense	(1,294,726)	(1,713,801)	(1,230,964)
Interest income	8,762	22,976	-
Foreign currency gain	173,510	191,270	45,128

Total other expense	(1,112,454)	(1,499,555)	(1,185,836)

Income (loss) before income taxes and minority interest	132,433	1,122,071	(533,740)

Income tax expense (benefit)	50,673	(774,195)	(200,392)

Income (loss) before minority interest	81,760	1,896,266	(333,348)

Minority interest in (income) loss of subsidiary	(138)	1,517	(139)

Net income (loss)	$81,898	$1,894,749	$(333,209)

Other Comprehensive (Loss) Income:
Unrealized loss on derivative instruments	$(99,636)	-	-
Foreign currency adjustment	$(204,157)	$(74,070)	$(146,536)
Comprehensive (loss) income	$(303,793)	$1,820,679	$(479,745)

Basic income (loss) per common share	$0.03	$0.91	$(0.17)

Diluted income (loss) per common share	$0.03	$0.85	$(0.17)

Weighted average number of shares and equivalent shares of common stock outstanding:
Basic	2,346,126	2,087,145	1,977,235

Diluted	2,589,960	2,234,901	1,977,235

See accompanying notes to consolidated financial statements

CTI Industries Corporation and Subsidiaries
Consolidated Statements of Stockholders' Equity and Comprehensive Loss

				Value of warrants		Accumulated
				issued in		Other	Less
	Common Stock		Paid-in	connection with	Accumulated	Comprehensive	Treasury Stock
	Shares	Amount	Capital	subordinated debt	Deficit	Loss	Shares	Amount	TOTAL

Balance, December 31, 2004	2,185,897	$3,764,020	$5,615,411	$595,174	$(6,007,437)	$(76,884)	$231,796	$(939,114)	$2,951,170

Options Exercised	32,144		$53,501						$53,501

Stock issued in settlement of vendor obligations	50,229		$200,916						$200,916

Net Loss					$(333,209)				$(333,209)

Other comprehensive loss Foreign currency translation						$(146,536)			$(146,536)

Total comprehensive loss									$(479,745)

Balance, December 31, 2005	2,268,270	$3,764,020	$5,869,828	$595,174	$(6,340,646)	$(223,420)	231,796	$(939,114)	$2,725,842

Options Exercised	21,477		$41,577						$41,577

Warrants Exercised	119,050		$178,192						$178,192

Shares Surrendered to Exercise Warrants							38,404	$(118,668)	$(118,668)

Issue of warrants related to subordinated debt				$443,313					$443,313

Stock issued in advance for services relating to the SEDA agreement	3,500		$10,990						$10,990

Net Income					$1,894,749				$1,894,749

Other comprehensive income Foreign currency translation						$(74,070)			$(74,070)

Total comprehensive income									$1,820,679

Balance, December 31, 2006	2,412,297	$3,764,020	$6,100,587	$1,038,487	$(4,445,897)	$(297,490)	270,200	$(1,057,782)	$5,101,925

Options Exercised	93,576	$-	$228,467						$195,466

Shares issued under SEDA agreement (net of issuance costs)	323,625	$-	$1,354,824						$1,354,824

Shares issued under consulting agreement	17,000		$79,050						$79,050

Cancellation of Treasury Shares	(270,200)		$(1,057,782)				(270,200)	$1,057,782	$-

Compensation relating to Option Issuance			$14,000						$14,000

Excess tax benefit - Options			$67,932						$67,932

Shares Surrendered to Exercise Options	(7,174)		$(33,001)						$-

Net Income					$81,898				$81,898

Other comprehensive income
Unrealized loss on derivative instruments						$(99,636)			$(99,636)
Foreign currency translation						$(204,157)			$(204,157)
Total comprehensive income						$(303,793)			$(221,895)

Balance, December 31, 2007	2,569,124	$3,764,020	$6,754,077	$1,038,487	$(4,363,999)	$(601,283)	-	$-	$6,591,302

See accompanying notes to consolidated financial statements

CTI Industries Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2007	2006	2005

Cash flows from operating activities:
Net income (loss)	$81,898	$1,894,749	(333,209)
Adjustment to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	1,466,419	1,424,385	1,479,916
Amortization of debt discount	90,389	102,939	35,967
Stock Based Compensation	14,000	-	-
Excess tax benefits from stock-based compensation	(35,373)	-	-
Minority interest in loss of subsidiary	138	1,517	65
Loss on sale of asset	-	144,936	-
Loss on impairment of goodwill	-	-	124,000
Gain on cancellation of vendor claim	-	(471,802)	-
Provision for losses on accounts receivable	105,153	202,571	145,000
Provision for losses on inventories	141,305	218,730	205,000
Stock issued for services and vendor settlements	43,917	-	200,916
Deferred income taxes	(21,323)	(774,195)	(200,392)
Change in assets and liabilities:
Accounts receivable	338,142	(2,440,174)	1,680,617
Inventories	(1,872,903)	(1,063,203)	1,129,594
Prepaid expenses and other assets	270,117	106,112	167,332
Trade payables	823,185	(1,351,823)	(825,275)
Accrued liabilities	(88,874)	651,861	(1,151,032)

Net cash provided by (used in) operating activities	1,356,190	(1,353,397)	2,658,499

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	-	-	151,206
Purchases of property, plant and equipment	(2,848,003)	(552,798)	(551,256)

Net cash used in investing activities	(2,848,003)	(552,798)	(400,050)

Cash flows from financing activities:
Change in checks written in excess of bank balance	507,932	(390,748)	(14,225)
Net change in revolving line of credit	428,353	1,267,107	(1,350,472)
Proceeds from issuance of long-term debt and warrants (received from related party $1,000,000 in 2006)	325,913	2,647,879	231,392
Repayment of long-term debt (related parties $224,000, $15,000 and $45,000)	(1,241,757)	(959,647)	(850,986)
Repayment of short-term debt	-	(363,358)	(402,324)
Excess tax benefits from stock-based compensation	35,373
Proceeds from exercise of stock options and warrants	195,467	101,101	53,501
Proceeds from issuance of stock, net	1,354,821	-	-
Cash paid for deferred financing fees	(20,213)	(256,884)	(141,316)

Net cash provided by (used in) financing activities	1,585,889	2,045,450	(2,474,430)

Effect of exchange rate changes on cash	4,472	(16,672)	(48,506)

Net increase (decrease) in cash and cash equivalents	98,548	122,583	(264,487)

Cash and cash equivalents at beginning of period	384,565	261,982	526,469

Cash and cash equivalents at end of period	$483,113	$384,565	$261,982

Supplemental disclosure of cash flow information:
Cash payments for interest	$1,201,228	$1,215,596	950,280

Cash payments for taxes	$81,900	$80,508	88,151

Accounts payable converted to notes payable	$-	-	$453,503

Issue of Warrants related to Subordinated Debt	$-	$443,313	-

Stock Issued to Placement Agent	$-	$10,990	-

See accompanying notes to consolidated financial statements

December 31, 2007

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

Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the amounts reported of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period in the financial statements and accompanying notes. Actual results may differ from those estimates. The Company’s significant estimates include valuation allowances for doubtful accounts, lower of cost or market of inventory and deferred tax assets, and recovery value of goodwill.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, demand deposits and short term investments with original maturities of three months or less. At December 31, 2006, cash balances exceeded FDIC insured amounts by approximately $141,000.

Accounts Receivable

Trade receivables are carried at original invoice amount less an estimate for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by identifying troubled accounts, evaluating the individual customer receivables through consideration of the customer’s financial condition, credit history and current economic conditions and use of historical experience applied to an aging of accounts. A trade receivable is considered to be past due if any portion of the receivable balance is outstanding for a period over the customer’s normal terms. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received.

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

In 2006, the Company adopted SFAS No. 151, “Inventory Costs” which clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as period charges, rather than as an inventory value. This standard also requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The Company’s pre-existing accounting policy for inventory valuation was generally consistent with this guidance, and therefore, the adoption of SFAS No. 151 did not have a significant impact on 2006 financial results.

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

Projects in process represent those costs capitalized in connection with construction of new assets and/or improvements to existing assets including a factor for interest on funds committed to projects in process of $83,000. Upon completion, these costs are reclassified to the appropriate asset class.

Goodwill

The Company applies the provisions of SFAS 142, “Goodwill and Other Intangible Assets”, under which goodwill is tested at least annually for impairment. Goodwill on the accompanying balance sheets relates to the Company’s acquisition of Flexo Universal in a prior year. It is the Company’s policy to perform impairment testing for Flexo Universal annually as of December 31, or as circumstances change. An annual impairment review was completed and no impairment was noted for the year ended December 31, 2007 and 2006 (see note 14). While the Company believes that its estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect these evaluations.

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

Income Taxes

The Company accounts for income taxes using the liability method. As such, deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Deferred tax assets and liabilities are measured using enacted tax rates expected to be in effect when the anticipated reversal of these differences is scheduled to occur. Deferred tax assets are reduced by a valuation allowance when, management cannot determine, in its opinion, that it is more likely than not that the Company will recover that recorded value of the deferred tax asset.. The Company is subject to U.S. Federal, state and local taxes as well as foreign taxes in the United Kingdom and Mexico.

In July 2006, the FASB issued Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with SFAS 109. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. We adopted FIN 48 effective January 1, 2007, and the provisions of FIN 48 have been applied to all income tax positions commencing from that date. There was no material impact from this adoption.

Fair Value of Financial Instruments

The fair value of the Company’s financial instruments relating to accounts receivable, trade payables and accrued expenses approximates fair value due to their short-term nature. The fair value of debt approximates its carrying value as the interest rates applicable to these debt instruments are comparable to current market rates for similar maturities.

Other Comprehensive Income (Loss)

For the year ended December 31, 2007 the Company began recording the changes in the valuation of the company’s swap agreements in other comprehensive income (loss). For the years ended December 31, 2007, 2006 and 2005 comprehensive income (loss) also reflected foreign currency translation adjustments. Both are components of accumulated other comprehensive loss within stockholder’s equity.

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

Stock-Based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123, “Share-Based Payments” (“SFAS No. 123(R)”) using the modified prospective transition method. Under this method, the Company’s consolidated financial statements for prior periods have not been restated and do not include the impact of SFAS No. 123(R). Accordingly, no compensation expense related to stock option awards was recognized in the year ended December 31, 2005 because all stock options granted had an exercise price equal to the fair market value of the underlying common stock on the date of grant. The following table shows the effect on net income and earnings per share as if the fair-value-based method of accounting had been applied to all outstanding and unvested stock options prior to adoption of SFAS No. 123(R). For purposes of this pro forma disclosure, the estimated fair value of the stock option award is assumed to be expensed over the award’s vesting periods (immediate) using the Black-Scholes model.

At December 31, 2005, the Company had 4 stock-based compensation plans, which are described more fully in Note 16. The Company accounted for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. The Company recognized compensation cost for stock-based compensation awards equal to the difference between the quoted market price of the stock at the date of grant or award and the price to be paid by the employee upon exercise in accordance with the provisions of APB No. 25. Based upon the terms of Company’s current stock option plans, the stock price on the date of grant and price paid upon exercise are the same. Accordingly, no stock-based employee compensation cost had been recognized in 2005, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

Year Ended December 31, 2005
Net Profit (loss):
Reported	$(333,000)
Deduct total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	$(124,000)
Pro forma net income (loss)	$(457,000)
Net income (loss) per share:
Basic - As reported	$(0.17)
Basic - Proforma	$(0.23)
Diluted - As reported	$(0.17)
Diluted - Proforma	$(0.23)

The fair value of each option was estimated as of the date of the grant using the Black-Scholes option pricing model based on the following assumptions:

2005
Expected life (years)	5
Volatility	138.86%
Risk-free interest rate	3.89%
Dividend yield	-

Research and Development

The Company conducts product development and research activities which includes (i) creative product development and (ii) engineering. During the years ended December 31, 2007, 2006 and 2005, research and development activities totaled $350,000, $230,000 and $224,000, respectively.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expenses amounted to $194,000, $116,000 and $50,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

Reclassifications

A reclassification of personnel from sales to marketing was made to the year end 2005 statement of operations to conform to the 2006 and 2007 presentation.

A reclassification of Intellectual property from office furniture and equipment to a new line item was made to the 2006 balance sheet to conform to the 2007 presentation.

Derivative Instruments and Hedging Activities

SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133,” SFAS No. 138,”Accounting for Certain Derivative Instruments and Certain Hedging Activities” and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities, (Collectively “SFAS 133”) require an entity to recognize all derivatives as either assets for liabilities in the consolidated balance sheet and to measure those instruments at fair value. Under certain conditions, a derivative may be specifically designated as a fair value hedge or a cash flow hedge. For the period from February 2006 to June 30, 2007, the Company accounted for changes in the valuation of the swap agreement as items of income or expense. The net effect of such changes on income for the year through June 30, 2007 was $31,000. Subsequent to June 30, 2007, the Company designated the swap agreements as cash flow hedges and began recording the changes in fair value in other comprehensive income.

3. New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement clarifies how to measure fair value as permitted under other accounting pronouncements but does not require any new fair value measurements. In February 2008, the FASB issued FASB Staff Position (FSP) 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements that Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (FSP 157-1) and FSP 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2). FSP 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal 2009. The measurement and disclosure requirements related to financial and non-financial assets and liabilities are not anticipated to have significant impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). SFAS 159 permits companies to choose to measure certain financial instruments and other items at fair value. The standard requires that unrealized gains and losses are reported in earnings for items measured using the fair value option. SFAS No. 159 is effective for us on January 1, 2008. The adoption of SFAS No. 159 is not expected to have a significant impact on our consolidated financial statements.

4. Major Customers

For the year ended December 31, 2007, the Company had 3 customers that accounted for approximately 20.3%, 19.1% and 10.3%, respectively, of consolidated net sales. In 2006, the company had 2 customers that accounted for approximately 24.3%, and 20.1% respectively. See note 13 for disclosure of related parties major customer in 2006 and 2005. Corresponding percentages of consolidated net sales generated by these customers for the year ended December 31, 2005, were approximately 13.6%, 23.5% and 13.3% respectively. At December 31, 2007, the outstanding accounts receivable balances due from these three customers were $2,905,000, $519,000 and $113,000, respectively. At December 31, 2006, the outstanding accounts receivable balances due from these three customers were $2,641,000 and $598,000, respectively.

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

Inventories are comprised of the following:

	December 31,	December 31,
	2007	2006
Raw materials	$1,452,000	$1,449,000
Work in process	1,423,000	945,000
Finished goods	7,208,000	5,855,000
Allowance for excess quantities	(382,000)	(275,000)
Total inventories	$9,701,000	$7,974,000

6. Notes Payable

Long term debt consists of:

	Dec. 31, 2007		Dec. 31, 2006

Term Loan with bank, payable in monthly installments of $58,333 plus interest at prime (7.25% and 8.25% at December 31, 2007 and 2006, respectively) plus 0.75% (8.00%) and 0.25% (8.50%) at December 31, 2007 and 2006, respectively (amortized over 60 months) balance due January 31, 2011		$2,256,636	$2,936,242
Mortgage Loan with bank, payable in monthly installments of $9,333 plus interest at prime (7.25% and 8.25% at December 31, 2007 and 2006, respectively) plus 0.75% (8.00%) and 0.25% (8.50%) at December 31, 2007 and 2006, respectively (amortized over 25 years) balloon balance of $2,249,000 due January 31, 2011		$2,677,851	$2,741,763
(2006) Vendor Notes, at various rates of interest (weighted average of 6%) maturing through December 2007		$-	$136,725
Subordinated Notes (Officers) due 2008, interest at 9% net of debt discount of $0 and $1,781 at December 31, 2007 and 2006, respectively (See Notes 7,13)	$	$ 1,431,500	$1,429,781
Subordinated Notes (Officers) due 2008, interest at 8% (See Notes 7,13)		$814,233	$814,233
Subordinated Notes (Officers) due 2011, interest at prime (7.25% and 8.25% at December 31, 2007 and 2006, respectively) + 2%, 9.25% and 10.25% as of December 31, 2007 and 2006, respectively, net of debt discount of $273,372 and $362,040 at December 31, 2007 and 2006, respectively.		$726,628	$637,960
(2007) Asset Financing Loans: Forklift, payable in monthly installments of $426 (amortized over 5 years) annual interest rate of 10.5%; Pouch Machine #6; payable in monthly installments of $5,626 (amortized over 5 years) annual interest rate of 8.78%		$280,768	$-

Total long-term debt		$8,187,616	$8,696,704
Less current portion		$(3,020,578)	$(3,104,008)
Total Long-term debt, net of current portion		$5,167,038	$5,592,696

On February 1, 2006, the Company entered into a Loan Agreement with RBS Citizens, N.A., Chicago, Illinois, previously referred to as Charter One Bank, under which, as amended, the Bank has agreed to provide a credit facility to the Company in the total amount of $15,300,000, which includes (i) a five year mortgage loan secured by the Barrington, Illinois property in the principal amount of $2,800,000, amortized over a 25 year period, (ii) a five year term loan secured by the equipment at the Barrington, Illinois plant in the amount of $3,500,000 and (iii) a three-year revolving line of credit up to a maximum amount of $9,000,000, secured by inventory and receivables. The amount the Company can borrow on the revolving line of credit includes 85% of eligible receivables and 60% of eligible inventory. The Loan Agreement includes a number of covenants including financial covenants relating to Tangible Net Worth, Senior Debt to EBITDA, and Fixed Charge coverage. As of December 31, 2007, we were not in compliance with the senior debt to EBITDA or the EBITDA to fixed charge covenants. We have obtained a waiver from the Bank with respect to these covenant violations as of December 31, 2007. We believe that we will be in compliance with our debt covenants during 2008. On February 1, 2006, proceeds of these loans totaling $10,349,653 were utilized to pay the entire outstanding principal amount of the Company’s then outstanding debt obligations to Cole Taylor Bank and Banco Popular.

The Company used interest rate swaps as a cash flow hedge to manage interest costs and the risk associated with changing interest rates of long-term debt. During the second quarter ended June 30, 2006, the Company entered into two separate forward-starting interest rate swap agreements as a means of managing its interest rate exposure on its variable rate $2.8 million mortgage and $3.5 million term loan. These agreements were effective beginning on May 1, 2006 and were designated to swap a variable rate of prime plus varying rates for a fixed rate ranging of 8.49%. The aggregate notional amount of the swaps was $6.2 million. The swap agreements expire on January 1, 2011. The net effect of such changes on for the six month ended June 30, 2007 was $31,000. For the third quarter 2007 and thereafter, the Company will record changes in the valuation of the swap agreement as items of other comprehensive income or loss.

Each of John H. Schwan and Stephen M. Merrick, officers, directors and principal shareholders of the Company have personally guaranteed the obligations of the Company to RBS Citizens, N.A. up to $2,000,000.

As of December 31, 2007 the balance outstanding on the revolving line of credit with RBS Citizens, N.A. was $6,746,000 with an interest rate of 8%.

Future minimum principal payments, exclusive of debt discount, for amounts outstanding under these long-term debt agreements for each of the years ended December 31:

2008	$3,021,000
2009	779,000
2010	784,000
2011	3,556,000
2012	48,000
Thereafter	-
$8,188,000

7. Subordinated Debt

In February 2003, the Company received $1,630,000 from certain shareholders in exchange for (a) two year 9% subordinated notes, and (b) five year warrants to purchase 163,000 common shares at $4.87 per share. The proceeds were to (i) re-finance the bank loan of CTI Mexico in the amount of $880,000 and (ii) to provide financing for CTI Mexico and Flexo Universal. The value of the warrants was $460,000 calculated using Black-Scholes option pricing formula. The Company applied the discount against the subordinated debt. The discount is being amortized using the effective interest method to interest expense over the term of the debt. These loans are subordinated to the Bank debt of the Company. On February 8, 2008 those shareholders exercised these warrants in exchange for a reduction on these notes of $794,000.

In February 2006, the Company received $1,000,000 from certain shareholders in exchange for (a) five year subordinated notes bearing interest at 2% over the prime rate determined on a quarterly basis, and (b) five year warrants to purchase an aggregate of 303,030 shares of common stock of the Company at the price of $3.30 per share. The proceeds were to fund capital improvements and give additional liquidity to the Company. The value of the warrants was $443,000 using the Black-Scholes option pricing formula. The Company applied the discount against the subordinated debt. The discount is amortized using the effective interest method to interest expense over the term of the debt. These loans are subordinated to the Bank debt of the Company.

At various times during 2003, John H. Schwan loaned an aggregate of $795,204 to the Company in exchange for notes bearing interest at various annual rates (5%-8%). These notes are subordinated to the bank loan of the Company. Mr. Merrick also advanced $19,209 to the Company in December 2005.

8. Income Taxes

The income tax provisions are comprised of the following:

	Dec. 31 2007	Dec. 31 2006	Dec. 31 2005
Current:
Federal	$-	$-		$-
State	-	-		-
Foreign	162,218	-		-
	$162,218	$-	$

Deferred
Federal	$(94,934)	$(806,683)		$(180,134)
State	(16,611)	32,488		(24,797)
Foreign	-	-		4,539
	(111,545)	(774,195)		(200,392)
Total Income Tax Provision	$50,673	$(774,195)		$(200,392)

The components of the net deferred tax asset at December 31 are as follows:

	2007	2006
Deferred tax assets:
Allowance for doubtful accounts	$113,265	$73,047
Inventory allowances	110,156	47,166
Accrued liabilities	71,576	64,859
Unicap 263A adjustment	114,774	109,111
Net operating loss carryforwards	2,972,715	3,036,424
Alternative minimum tax credit carryforwards	342,673	338,612
State investment tax credit carryforward	30,512	30,512
Other foreign tax items	55,556	55,556
Foreign asset tax credit carryforward	38,872	136,744
Total deferred tax assets	3,850,099	3,892,031
Deferred tax liabilities:
Book over tax basis of capital assets	(1,193,457)	(1,346,794)
Other foreign tax items	(281,434)	(191,352)
	2,375,208	2,353,885
Less: Valuation allowance	(1,227,001)	(1,227,001)
Net deferred tax asset	$1,148,207	$1,126,884

The Company maintains a valuation allowance with respect to deferred tax assets as a result of the uncertainty of ultimate realization. At December 31, 2007, the Company has net operating loss carryforwards of approximately $7,474,000 expiring in various years through 2025. In addition, the Company has approximately $339,000 of alternative minimum tax credits as of December 31, 2007, which have no expiration date.

For 2007 the Company determined that it is more likely than not it will not realize the value recorded of its deferred tax assets. In 2006, the Company recognized an income tax benefit of $774,000. On the basis of results of operations over the past five quarters, anticipated repatriation of income from foreign subsidiaries, charges to foreign subsidiaries and the expectation of continued achievement of, and improvement in, operating results for the foreseeable future.

Income tax provisions differed from the taxes calculated at the statutory federal tax rate as follows:

	Years Ended December 31,
	2007	2006	2005
Taxes at statutory rate	$46,352	$392,725	$(186,809)
State income taxes	6,381	54,061	(25,716)
Nondeductible expenses	18,317	20,530	12,757
Decrease in deferred tax valuation allowance	-	(1,227,001)	-
Foreign taxes and other	(20,377)	(14,510)	(624)
Income tax provision	$50,673	$(774,195)	$(200,392)

The Company files tax returns in the U.S. federal and U.K. and Mexico foreign tax jurisdictions and various state jurisdictions. The tax years 2004 through 2006 remain open to examination. Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. During the twelve months ended December 31, 2007, the Company did not recognize expense for interest or penalties, and do not have any amounts accrued at December 31, 2007, as the Company does not believe it has taken any uncertain tax positions.

9. Other Income/Expense

Other income/expense set forth on the Company’s Consolidated Statement of Income for the fiscal year ended December 31, 2007 included gains of $174,000 from currency variability. In 2006 and 2005, the Company had a gain of $191,000 and $45,000, respectively, related to currency variability items.

10. Other Operating Expense (Income)

Other income/expense set forth on the Company’s Consolidated Statement of Income for the fiscal year ended December 31, 2006 included gains of $472,000 related to the settlement of certain vendor claims in consideration for the payment of an amount less than the amount accrued.

11. Other Liabilities

Items identified as Other Liabilities in the Company’s Consolidated Balance Sheet as of December 31, 2007 include (i) loans by officers/shareholders to Flexo Universal totaling $1,056,000, and (ii) $14,000 owed to others. Items identified as Other Liabilities in the Company’s Consolidated Balance Sheet as of December 31, 2006 include (i) loans by officers/shareholders to Flexo Universal totaling $1,090,000, (ii) loans by officers/shareholders to CTI Balloons Limited of $184,000 and (iii) $20,000 owed to others..

12. Employee Benefit Plan

The Company has a defined contribution plan for substantially all employees. Profit sharing contributions may be made at the discretion of the Board of Directors. Effective January 1, 2006, the Company amended its defined contribution plan. Under the amended plan, the maximum contribution for the Company is 5% of gross wages. Employer contributions to the plan totaled $105,000, $91,000 and $52,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

13. Related Party Transactions

Stephen M. Merrick is of counsel to a law firm from which we received legal services during the year. Mr. Merrick is both a director and a shareholder of the Company. Legal fees incurred with this firm or predecessor, were $106,000, $120,000 and $117,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

John H. Schwan, Chariman of the Company, is principal of Shamrock Packaging and affiliated companies. The Company made purchases of packaging materials from Shamrock of approximately $622,000, $368,000 and $165,000 during the years ended December 31, 2007, 2006 and 2005, respectively.

John H. Schwan was an officer of an affiliate of Rapak, LLC. Mr. Schwan ended his affiliation with Rapak in 2006. Rapak’s purchases of products from the Company totaled $7,110,000 and $6,860,000 in each of the years ended December 31, 2006 and 2005, respectively. (see note 4)

John H. Schwan, Chairman of the Company, is one of the owners of White Horse Production, Inc. The Company made purchases from White Horse of approximately $16,500 during the year ended December 31, 2007. The Company did not make any purchase from White Horse prior to 2007.

John. H. Schwan, Chairman of the Company, is the brother of Gary Schwan, one of the owners of Schwan Incorporated, which provides building maintenance and remodeling services to the Company. The Company made purchases from Schwan Incorporated of approximately $111,000 during the year ended December 31, 2007. The Company made purchases from Schwan Incorporated of approximately $13,000 during the year ended December 31, 2006.

In January 2006, an officer of Flexo Universal acquired the loan of Flexo Universal payable to a Mexican financial institution. During 2006, Flexo Universal made payments of $24,000 and $8,400 for the years ending December 31, 2007 and 2006 respectively, in principal and interest on this loan to the officer.

Messrs. Schwan and Merrick made advances to the Company’s Mexican affiliate, Flexo Universal in the amount of $113,000 and $142,000, respectively in 2005. These advances are reflected in demand notes bearing interest at the rate of 7%. Additionally, Messrs. Schwan and Merrick advanced $130,000 and $155,000, in 2005 respectively to the Company’s UK affiliate, CTI Balloons Ltd. The advances made to CTI Balloons Ltd. were paid back in full in 2007.

On February 1, 2006, Mr. Schwan and Mr. Merrick advanced $500,000 each to the Company in exchange for (a) five year promissory notes bearing interest at 2% over the prime rate determined quarterly and (b) five year warrants to purchase an aggregate of 303,030 shares of common stock of the Company at the price of $3.30 per share (110% of the market price on the day proceeding the day of the loan).

Interest paid to related parties during 2007, 2006 and 2005, was 299,000, $277,000 and $147,000, respectively.

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

As of December 31, 2005, we determined in consultation with a valuation consultant that the fair value of the Company’s interest in Flexo Universal was below its $1,113,000 carrying value. Then step two of the evaluation was done in which the value of the goodwill was determined to be $989,000. Accordingly, in fiscal 2005, we recorded $124,000 as an expense and have reduced the carrying value of the Company’s interest in Flexo Universal to $989,000. As of December 31, 2006 and 2007 we determined, in consultation with a valuation consultant, that the fair value of the Company’s interest in goodwill related to Flexo Universal was not impaired.

The carrying amount of goodwill as of December 31, 2007, 2006 and 2005 was $989,000.

15. Commitments and Contingencies

Operating Leases

In September of 2005, the Company signed a lease to rent 16,306 square feet of space from Trinity Assets. This lease has a 2-year term. In September of 2006, the Company signed an extension to this lease to run through September of 2009. The Company’s United Kingdom subsidiary also maintains a lease for office and warehouse space, which expires in 2019. The Company’s Mexico subsidiary signed a five-year lease in January of 2003 to rent 43,000 square feet of warehouse and office space at a cost of approximately $18,000 per month. In February 2008, Flexo Universal entered into a new 3-year lease at the cost of $19,200 per month. The Company leases office and warehouse equipment under operating leases, which expire on various dates through December 2011.

The net lease expense was $430,000, $312,000 and $598,000 for the years ended December 31, 2007, 2006, and 2005 respectively.

The future aggregate minimum net lease payments under existing agreements as of December 31, are as follows:

	Trinity Assets	Other	Total Lease Payments
2008	$104.000	$410,000	$514,000
2009 – 2010	79,000	820,000	899,000
2011 – 2012		245,000	245,000
2013 and thereafter		362,000	362,000
Total	$183,000	$1,837,000	$2,020,000

Licenses

The Company has certain merchandising license agreements, which are of a one to two year duration that require royalty payments based upon the Company’s net sales of the respective products. The agreements call for guaranteed minimum commitments that are determined on a calendar year basis. Future guaranteed commitments due, as computed on a pro rata basis, as of December 31, are as follows:

2008	$92,000

16. Stockholders’ Equity

Stock Options

On January 1, 2006, the Company adopted SFAS 123(R). Prior to the adoption of SFAS 123(R), the Company had adopted the disclosure-only provisions of SFAS 123 and accounted for employee stock-based compensation under the intrinsic value method, and no expense related to stock options was recognized. The Company adopted the provisions of SFAS 123(R) using the modified prospective transition method. Under this method, stock based compensation expense for 2007 and 2006 includes the requisite service period portion of the grant date fair value of: (a) all awards of equity instruments granted prior to, but not yet vested as of, January 1, 2006; and (b) all awards of equity instruments granted subsequent to January 1, 2006.

As of December 31, 2007, the Company had five stock-based compensation plans pursuant to which stock options may be granted. The Plans provide for the award of options, which may either be incentive stock options (“ISOs”) within the meaning of Section 422A of the Internal Revenue Code of 1986, as amended (the “Code”) or non-qualified options (“NQOs”) which are not subject to special tax treatment under the Code. When a new stock option plan is adopted no further options will be issued under any previous stock option plan.

Under the Company’s 1997 Stock Option Plan (effective July 1, 1997), a total of 119,050 shares of Common Stock were reserved for issuance under the Stock Option Plan. As of December 31, 2007, 98,415 shares of Common Stock have been granted and were fully vested at the time of grant, 49,606 remain outstanding. During 2007, 4,762 options were exercised and proceeds of $30,001 were received from this plan.

On March 19, 1999, the Board of Directors approved for adoption, effective May 6, 1999, the 1999 Stock Option Plan (“Plan”). The Plan authorizes the grant of options to purchase up to an aggregate of 158,733 shares of the Company’s Common Stock. As of December 31, 2007, 148,217 shares have been granted under the 1999 Stock Option Plan and were fully vested at the time of grant, 29,762 remain outstanding. During 2007, 23,812 options were exercised and proceeds of $45,005 were received from this plan.

On April 12, 2001, the Board of Directors approved for adoption, effective December 27, 2001, the 2001 Stock Option Plan (the “Plan”). The Plan authorizes the grant of options to purchase up to an aggregate of 119,050 shares of the Company’s Common Stock. As of December 31, 2007, 137,955 shares have been granted and were fully vested at the time of grant, 41,692 remain outstanding. During 2007, 5,953 options were exercised and $8,751 in proceeds were received from this plan.

On April 24, 2002, the Board of Directors approved for adoption, effective October 12, 2002, the 2002 Stock Option Plan (“Plan”). The Plan authorizes the grant of options to purchase up to an aggregate of 142,860 shares of the Company’s Common Stock. As of December 31, 2007, 123,430 shares have been granted and were fully vested at the time of grant, 49,500 remain outstanding. In 2007, 59,049 options were exercised and proceeds of $144,711 were received from this plan. 7,174 shares were surrendered to exercise 14,826 of these options.

In December 2005, certain members of company management were issued incentive-based options to purchase 79,000 shares of the Company’s Common Stock at an exercise price of $2.88 per share. These options have a term of 10 years.

The fair value of the options granted in 2005 were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 3.9%; dividend yield of 0%; volatility factor of the expected price of the Company’s stock was 138.9%; and a weighted average expected life of 5 years. The weighted average fair value of the options granted during 2005 was $2.56 per share. The fair value of these options was $202,000, which were fully vested at the time of grant.

	2007	2006	2005
Options granted	74,000	-	79,000

Options vested	-	-	79,000

The following is a summary of options exercised during the years ended December 31:

	2007		2006		2005
	Shares	Intrinsic Value	Shares	Intrinsic Value	Shares	Intrinsic Value
1997 Plan	4,762	$17,000	-	$-	-	$-
1999 Plan	23,813	$166,000	3,572	$6,000	17,263	$57,000
2001 Plan	5,953	$34,000	17,905	$42,000	14,881	$84,000
2002 Plan	59,049	$119,000	-	$-	-	$-

On June 22, 2007, the Board of Directors approved for adoption, effective October 1, 2007, the 2007 Incentive Stock Plan (“Plan”). The Plan authorizes the grant of options to purchase up to an aggregate of 150,000 shares of the Company’s Common Stock. On October 1, 2007, the company issued 74,000 shares under the 2007 Plan. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 3.89%; dividend yield of 0%; volatility factor of the expected price of the Company’s stock was 60.67%; and a weighted average expected life of 2.8 years. The weighted average fair value of the options granted during 2007 was $1.854 per share. Through December 31, 2007 the Company has recorded $14,000 in share based compensation expense relating to this option program. The Company has $152,000 of unrecognized compensation cost as of December 31, 2007, which relates to non vested shares. This expense will be recognized over the next 11 quarters.

Vesting of 2007 Options
%	Date
25	April 1, 2008
50	October 1, 2008
75	October 1, 2009
100	October 1, 2010

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

The valuation assumptions were determined as follows:

Historical stock price volatility: The Company used the monthly closing price to calculate historical annual volatility.

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

The following is a summary of the activity in the Company’s stock option plans and other options for the years ended December 31, 2007, 2006 and 2005, respectively.

		Weighted		Weighted		Weighted
		Avg.		Avg.		Avg.
	Dec. 31,	Exercise	Dec. 31,	Exercise	Dec. 31,	Exercise
	2007	Price	2006	Price	2005	Price
Exercisable, beginning of period	337,941	$3.42	361,402	$3.36	405,422	$3.25
Granted	-	4.75	-	3.30	79,000	2.88
Exercised	(93,576)	2.44	(21,477)	1.88	(32,144)	1.70
Cancelled	(50,000)	5.75	(1,984)	6.30	(90,876)	1.77
Exercisable at the end of period	194,365	$3.32	337,941	$3.42	361,402	$3.36

		Weighted		Weighted		Weighted
		Avg.		Avg.		Avg.
	Dec. 31,	Exercise	Dec. 31,	Exercise	Dec. 31,	Exercise
	2007	Price	2006	Price	2005	Price
Outstanding, beginning of period	337,941	$3.42	361,402	$3.36	405,422	$3.25
Granted	74,000	4.75	-	3.30	79,000	2.88
Exercised	(93,576)	2.44	(21,477)	1.88	(32,144)	1.70
Cancelled	(50,000)	5.75	(1,984)	6.30	(90,876)	1.77
Outstanding at the end of period	268,365	$3.71	337,941	$3.42	361,402	$3.36

At December 31, 2007, available options to grant were 76,000.

Significant option groups outstanding at December 31, 2007 and related weighted average price and remaining life information are as follows:

Grant Date	Outstanding	Exercisable	Exercise Price	Remaining Life (Years)
September 1998	49,604	49,604	$6.30	0.9
September 1998	11,905	11,905	$2.10	0.9
March 2000	29,759	29,759	$1.89	2.3
December 2001	26,192	26,192	$1.47	4.0
April 2002	11,905	11,905	$2.10	4.4
December 2005	65,000	65,000	$2.88	8.0
October 2007	74,000	-	$4.75	3.9
	268,365	194,365

The aggregate intrinsic value of options were $220,000 as of December 31, 2007 for all options in the money, outstanding and exercisable.

Warrants

In July 2001, certain members of company management were issued warrants to purchase 119,050 shares of the Company’s Common Stock at an exercise price of $1.50 per share in consideration of their facilitating and guaranteeing and securing bank loans to the Company in the amount of $1.4 million and for advancing additional monies to the company that were repaid in 2001. On June 12, 2006 one member of the company management paid $59,524 to exercise warrants for 39,683 shares and another member of the company management turned in 38,404 shares with a market value of $3.09 per share on the day of the transaction, or $118,666, to pay for the shares issued under the warrant

In February 2003, certain members of company management were issued warrants to purchase 163,000 shares of the Company’s Common Stock at an exercise price of $4.87 per share in consideration of their loaning the company $1,630,000. On February 8, 2008 those shareholders exercised these options in exchange for a reduction on these notes of $794,000.

In February 2006, certain members of company management were issued warrants, which fully vested immediately, to purchase 303,030 shares of the Company’s Common Stock at an exercise price of $3.30 per share in consideration of their loaning the company $1,000,000. The fair value of the warrants granted on February 1, 2006, was $443,000 which was estimated at the date of grant using a Black-Scholes pricing model with the following weighted average assumptions: risk-free interest rate of 3.9%; dividend yield of 0%; volatility factor of the expected price of the Company’s stock was 138.9%; and a weighted average expected life of 5 years. The weighted average fair value of the warrants granted during 2006 was $2.56 per share.

	Dec. 31, 2007	Weighted Avg. Exercise Price	Dec. 31, 2006	Weighted Avg. Exercise Price	Dec. 31, 2005	Weighted Avg. Exercise Price
Outstanding and exercisable, beginning of period	466,030	$3.85	282,050	$3.45	282,050	$3.45
Granted	-	-	303,030	3.30	-	-
Exercised	-	-	(119,050)	1.50	-	-
Cancelled	-	-	-		-	-
Outstanding and exercisable at the end of period	466,030	$3.85	466,030	$3.85	282,050	$3.45

The aggregate intrinsic value of warrants were $155,000 as of December 31, 2007 for all warrants in the money, outstanding and exercisable.

Intrinsic value of Warrants Exercised
	2007		2006		2005
	Shares	Intrinsic Value	Shares	Intrinsic Value	Shares	Intrinsic Value
2001 Warrants	-	$-	119,050	$146,000	-	$-

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

CTI Industries Corporation and Subsidiaries
Consolidated Earnings per Share

	Year Ended December 31,
	2007	2006	2005
Basic
Average shares outstanding:
Weighted average number of shares outstanding during the period	2,346,126	2,087,145	1,977,235

Earnings:
Net income (loss):	$81,898	$1,894,749	$(333,209)

Amount for per share Computation	$81,898	$1,894,749	$(333,209)

Net earnings (loss) applicable to Common Shares	$0.03	$0.91	$(0.17)

Diluted
Average shares outstanding:	2,346,126	2,087,145	1,977,235
Weighted average shares Outstanding Common stock equivalents (options, warrants)	243,834	147,756	0

Weighted average number of shares outstanding during the period	2,589,960	2,234,901	1,977,235

Earnings:
Net income (loss)	$81,898	$1,894,749	$(333,209)

Amount for per share computation	$81,898	$1,894,749	$(333,209)

Net income (loss) applicable to Common Shares	$0.03	$0.85	$(0.17)

18. Geographic Segment Data

The Company’s operations consist of a business segment which designs, manufactures, and distributes film products. Transfers between geographic areas were primarily at cost. The Company’s subsidiaries have assets consisting primarily of trade accounts receivable, inventory and machinery and equipment. Sales and selected financial information by geographic area for the years ended December 31, 2007, 2006 and 2005, respectively:

	United States	United Kingdom	Mexico	Eliminations	Consolidated
Year ended 12/31/07
Revenues	$28,657,000	$2,913,000	$7,189,000	$(2,249,000)	$36,510,000
Operating income	$810,000	$215,000	$345,000	$(125,000)	$1,245,000
Net (loss) income	$(128,000)	$167,000	$168,000	$(125,000)	$82,000
Total Assets	$27,854,000	$2,948,000	$5,780,000	$(7,258,000)	$29,324,000

Year ended 12/31/06
Revenues	$28,808,000	$2,925,000	$6,564,000	$(2,869,000)	$35,428,000
Operating income	$2,116,000	$64,000	$578,000	$(25,000)	$2,733,000
Net income	$1,544,000	$93,000	$284,000	$(26,000)	$1,895,000
Total Assets	$25,245,000	$2,627,000	$5,050,000	$(6,288,000)	$26,634,000

Year ended 12/31/05
Revenues	$23,564,000	$2,573,000	$4,536,000	$(1,483,000)	$29,190,000
Operating income (loss)	$602,000	$290,000	$(240,000)		$652,000
Net (loss) income	$(342,000)	$220,000	$(211,000)		$(333,000)

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

20.  Quarterly Financial Data (Unaudited):

The following table sets forth selected unaudited statements of income for each quarter of fiscal 2007, 2006 and 2005:

	For the Year Ended December 31, 2007 (1)
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Net sales	$8,279,000	$9,259,000	$8,673,000	$10,299,000
Gross profit	$1,903,000	$2,744,000	$1,617,000	$2,420,000
Net (loss) income	$(52,000)	$423,000	$(414,000)	$125,000
Earnings per common share
Basic	$(0.02)	$0.18	$(0.18)	$0.05
Diluted	$(0.02)	$0.17	$(0.18)	$0.05

(1)
Earnings per common share are computed independently for each of the quarters presented. Therefore, the sum of the   quarterly per common share information may not equal the annual earnings per common share

	For the Year Ended December 31, 2006 (1)
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter (2)

Net sales	$8,156,000	$8,997,000	$8,603,000	$9,672,000
Gross profit	$1,953,000	$2,197,000	$2,253,000	$2,494,000
Net income	$220,000	$206,000	$315,000	$1,154,000
Earnings per common share
Basic	$0.11	$0.10	$0.15	$0.54
Diluted	$0.10	$0.10	$0.15	$0.49

(1)
Earnings per common share are computed independently for each of the quarters presented. Therefore, the sum of the   quarterly per common share information may not equal the annual earnings per common share

(2)
During the fourth quarter 2006, management of the Company conducted an analysis of the recoverability of the deferred tax   asset based on results of operations during the fourth quarter of 2005 and for the full year of 2006, expected continued   achievement of and continuing improvement in operating results for the forseeable future and anticipated repatriations of   profits and services income to be generated from the Company's foreign subsidiaries. As a result of such analysis, management   determined that the net recorded deferred tax asset in the amount of $1,127,000 is more likely than not to be realized.

	For the Year Ended December 31, 2005 (1)
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Net sales	$9,103,000	$7,573,000	$6,034,000	$6,480,000
Gross profit	$1,874,000	$1,583,000	$1,242,000	$1,765,000
Net income (loss)	$84,000	$(54,000)	$(416,000)	$52,000
Earnings per common share
Basic	$0.04	$(0.03)	$(0.21)	$0.03
Diluted	$0.04	$(0.03)	$(0.21)	$0.02

(1)
Earnings per common share are computed independently for each of the quarters presented. Therefore, the sum of the  quarterly per common share information may not equal the annual earnings per common share

21. Subsequent Events

On January 28, 2008 the Company employed an interest rate swap as a cash flow hedge to manage interest costs and the risk associated with changing interest rates of our revolving debt. This first payment under this agreement is due on May 1, 2008 and was designated to swap a variable rate of prime plus varying rates for a fixed rate ranging of 6.17%. The aggregate notional amount of the swap was $3.0 million. The swap agreements expire on January 1, 2011. The Company will record changes in the valuation of the swap agreement as items of other comprehensive income or loss.

In February 2003, the Company received $1,630,000 from certain shareholders in exchange for (a) two year 9% subordinated notes, and (b) five year warrants to purchase 163,000 common shares at $4.87 per share. The proceeds were to (i) re-finance the bank loan of CTI Mexico in the amount of $880,000 and (ii) to provide financing for CTI Mexico and Flexo Universal. The value of the warrants was $460,000 calculated using Black-Scholes option pricing formula. The Company applied the discount against the subordinated debt. The discount is being amortized using the effective interest method in interest expense over the term of the debt. These loans are subordinated to the Bank debt of the Company. On February 8, 2008 those shareholders exercised these options in exchange for a reduction on these notes of $794,000.

Schedule II - Valuation and Qualifying Accounts:

The following is a summary of the allowance for doubtful accounts related to accounts receivable for the years ended December 31:

	2007	2006	2005
Balance at beginning of year	$210,000	$80,000	$404,000
Charged to expenses	$105,000	$203,000	$145,000
Uncollectible accounts written off	$(3,000)	$(73,000)	$(469,000)
Balance at end of year	$312,000	$210,000	$80,000

The following is a summary of the allowance for excess inventory for the years ended December 31:

	2007	2006	2005
Balance at beginning of year	$276,000	$255,000	$187,000
Charged to expenses	$231,000	$219,000	$205,000
Obsolete inventory written off	$(124,000)	$(198,000)	$(137,000)
Balance at end of year	$383,000	$276,000	$255,000

The following is a summary of property and equipment and the related accounts of accumulated depreciation for the years ended December 31:

	2007	2006	2005
Cost Basis
Balance at beginning of year	$26,869,885	$26,704,366	$26,224,962
Additions	$2,825,978	$604,028	$549,547
Disposals	$-	$(438,509)	$(70,143)
Balance at end of year	$29,695,863	$26,869,885	$26,704,366

Accumulated depreciation
Balance at beginning of year	$18,277,611	$17,087,622	$15,636,451
Depreciation	$1,322,097	$1,189,989	$1,463,369
Disposals	$-	$-	$(12,198)
Balance at end of year	$19,599,708	$18,277,611	$17,087,622

Property and equipment, net	$10,096,155	$8,592,274	$9,616,744