Form 10-Q
period 2008-03-31
CTI INDUSTRIES CORP
filed 2008-05-14
CIK 1042187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

The number of shares outstanding of the Registrant’s common stock as of May 2, 2008 was 2,732,124.

INDEX

PART I – FINANCIAL INFORMATION

Item No. 1	Financial Statements
	Condensed Interim Balance Sheet as at March 31, 2008 (unaudited) and December 31, 2007	3
	Condensed Interim Statements of Income (unaudited) for the three months ended March 31, 2008 and March 31, 2007	4
	Condensed Interim Statements of Cash Flows (unaudited) for the three months ended March 31, 2008 and March 31, 2007	5
	Condensed Interim Consolidated Earnings per Share (unaudited) for the three months ended March 31, 2008 and March 31, 2007	6
	Notes to Condensed Consolidated Financial Statements	7
Item No. 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item No. 3	Quantitative and Qualitative Disclosures Regarding Market Risk	22
Item No. 4	Controls and Procedures	23

PART II – OTHER INFORMATION

Item No. 1	Legal Proceedings.	23
Item No. 1A	Risk Factors	23
Item No. 2	Unregistered Sales of Equity Securities and Use of Proceeds	23
Item No. 3	Defaults Upon Senior Securities	24
Item No. 4	Submission of Matters to a Vote of Security Holders	24
Item No. 5	Other Information	24
Item No. 6	Exhibits	25
	Signatures
	Exhibit 31.1
	Exhibit 31.2
	Exhibit 32.1
	Exhibit 32.2

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

CTI Industries Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

	March 31, 2008	December 31, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$691,694	$483,112
Accounts receivable, (less allowance for doubtful accounts of $347,000 and $312,000, respectively)	6,937,897	5,950,551
Inventories, net	9,631,448	9,700,618
Net deferred income tax asset	1,007,429	1,014,451
Prepaid expenses and other current assets	794,632	651,969

Total current assets	19,063,100	17,800,701

Property, plant and equipment:
Machinery and equipment	19,825,614	19,520,741
Building	3,035,250	3,035,250
Office furniture and equipment	1,903,366	1,900,219
Intellectual property	345,092	305,017
Land	250,000	250,000
Leasehold improvements	472,994	465,838
Fixtures and equipment at customer locations	2,385,150	2,381,921
Projects under construction	2,020,098	1,836,877
	30,237,564	29,695,863
Less : accumulated depreciation and amortization	(19,964,878)	(19,599,708)

Total property, plant and equipment, net	10,272,686	10,096,155

Other assets:
Deferred financing costs, net	87,229	113,209
Goodwill	989,108	989,108
Net deferred income tax asset	20,122	133,756
Other assets (due from related party $59,000 and $66,000, respectively)	191,805	191,206

Total other assets	1,288,264	1,427,279

TOTAL ASSETS	30,624,050	29,324,135
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Checks written in excess of bank balance	578,110	616,583
Trade payables	4,253,491	4,227,954
Line of credit	7,449,069	6,746,213
Notes payable - current portion	946,031	863,513
Notes payable - officers, current portion, net of debt discount of $89,000 and $89,000	1,363,255	2,157,065
Accrued liabilities	2,113,103	1,871,781

Total current liabilities	16,703,059	16,483,109

Long-term liabilities:
Other liabilities (related parties $1,082,000 and $1,070,000)	1,082,012	1,070,151
Notes payable, net of current portion	4,436,998	4,351,743
Notes payable - officers, subordinated, net of debt discount of $163,000 and $185,000	837,463	815,296
Total long-term liabilities	6,356,473	6,237,190
Minority interest	12,822	12,534
Stockholders' equity:
Preferred Stock — no par value 2,000,000 shares authorized 0 shares issued and outstanding	-	-
Common stock - no par value, 5,000,000 shares authorized, 2,732,124 and 2,569,124 shares issued and 2,732,124 and 2,569,124 outstanding, respectively	3,764,020	3,764,020
Paid-in-capital	7,562,887	6,754,077
Warrants issued in connection with subordinated debt and bank debt	1,038,487	1,038,487
Accumulated deficit	(4,085,179)	(4,363,999)
Accumulated other comprehensive loss	(728,519)	(601,283)

Total stockholders' equity	7,551,696	6,591,302

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$30,624,050	$29,324,135

See accompanying notes to condensed consolidated unaudited financial statements

CTI Industries Corporation and Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)

	For the Three Months Ended March 31,
	2008	2007
Net Sales	$10,734,701	$8,278,874

Cost of Sales	8,403,022	6,376,187

Gross profit	2,331,679	1,902,687

Operating expenses:
General and administrative	1,158,487	1,212,169
Selling	186,580	205,969
Advertising and marketing	346,907	290,790

Total operating expenses	1,691,974	1,708,928

Income from operations	639,705	193,759

Other income (expense):
Interest expense	(270,577)	(336,584)
Interest income	316	2,000
Foreign currency gain	30,322	52,172

Total other expense, net	(239,939)	(282,412)

Income (loss) before income taxes and minority interest	399,766	(88,653)

Income tax expense (benefit)	120,657	(36,407)

Income (loss) before minority interest	279,109	(52,246)

Minority interest in loss (income) of subsidiary	288	(34)

Net income (loss)	$278,821	$(52,212)

Other Comprehensive Income
Unrealized loss on derivative instruments	$(136,861)	$-
Foreign currency adjustment	$9,626	$-
Comprehensive income (loss)	$151,586	$(52,212)

Basic income (loss) per common share	$0.10	$(0.02)

Diluted income (loss) per common share	$0.10	$(0.02)

Weighted average number of shares and equivalent shares of common stock outstanding:
Basic	2,662,267	2,156,783

Diluted	2,797,374	2,156,783

See accompanying notes to condensed consolidated unaudited financial statements

CTI Industries Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended March 31,
	2008	2007

Cash flows from operating activities:
Net income (loss)	$278,821	$(52,212)
Adjustment to reconcile net income (loss) to cash (used in) provided by operating activities:
Depreciation and amortization	365,869	359,399
Amortization of debt discount	22,167	23,888
Stock based compensation	15,000	0
Minority interest in loss (gain) of subsidiary	288	(34)
Provision for losses on accounts receivable	35,447	27,224
Provision for losses on inventories	(5,457)	16,759
Deferred income taxes	120,656	(46,407)
Change in assets and liabilities:
Accounts receivable	(979,386)	372,405
Inventories	104,501	(289,933)
Prepaid expenses and other assets	(138,316)	84,229
Trade payables	(1,306)	132,774
Accrued liabilities	(70,532)	(99,297)

Net cash (used in) provided by operating activities	(252,248)	528,795

Cash used in investing activity - purchases of property, plant and equipment	(479,156)	(326,643)

Net cash used in investing activity	(479,156)	(326,643)

Cash flows from financing activities:
Change in checks written in excess of bank balance	(40,173)	93,620
Net change in revolving line of credit	702,855	(96,457)
Proceeds from issuance of long-term debt and warrants	506,503	0
Repayment of long-term debt (related parties $103,000 and $15,000)	(232,567)	(268,343)
Proceeds from exercise of stock options	0	46,271
Proceeds from issuance of stock, net	0	104,933
Cash paid for deferred financing fees	0	(2,500)

Net cash provided by (used in) financing activities	936,618	(122,476)

Effect of exchange rate changes on cash	3,368	2,150

Net increase in cash and cash equivalents	208,582	81,826

Cash and cash equivalents at beginning of period	483,112	384,565

Cash and cash equivalents at end of period	$691,694	$466,391

Supplemental disclosure of cash flow information:
Cash payments for interest	$288,224	$319,713

Cash payments for taxes	$-	$10,000

Supplemental Disclosure of non-cash investing and financing activity
Stock subscription receivable (Other current assets)	$-	$110,251

Exercise of Warrants and payment of Subordinated Debt	$793,810	$-

See accompanying notes to condensed consolidated unaudited financial statements

CTI Industries Corporation and Subsidiaries
Condensed Consolidated Earnings per Share (unaudited)

	Three Months Ended March 31,
	2008	2007
Basic
Average shares outstanding:
Weighted average number of common shares outstanding	2,662,267	2,156,783

Net income (loss):
Net income (loss)	$278,821	$(52,212)

Per share amount	$0.10	$(0.02)

Diluted
Average shares outstanding:
Weighted average number of common shares outstanding	2,662,267	2,156,783

Effect of dilutive shares	135,107	-

Weighted average number of shares and equivalent shares of common stock outstanding	2,797,374	2,156,783

Net income (loss):
Net income (loss)	$278,821	$(52,212)

Per share amount	$0.10	$(0.02)

See accompanying notes to condensed consolidated unaudited financial statements

CTI Industries Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are unaudited but in the opinion of management contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the consolidated financial position and the consolidated results of operations and consolidated cash flows for the periods presented in conformity with generally accepted accounting principles for interim consolidated financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2007.

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

Diluted earnings per share is computed by dividing the net earnings by the weighted average number of shares of common stock equivalents (redeemable common stock, stock options and warrants), unless anti-dilutive, during each period.

As of March 31, 2008, shares to be issued upon the exercise of options and warrants aggregated 268,365 and 303,030, respectively. As of March 31, 2007 the shares to be issued upon the exercise of options and warrants were 315,767 and 466,030, respectively. However, none of theses shares were included in the computation of loss per share for March 31, 2007, as their effect was anti-dilutive.

New Accounting Pronouncements:

In September 2006, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, or SFAS No. 157. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. Subsequently, the FASB provided for a one-year deferral of the provisions of SFAS No. 157 for non-financial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a non-recurring basis. We adopted with no impact on our financial statements all requirements of SFAS No. 157 on January 1, 2008, except as they relate to nonfinancial assets and liabilities, which will be adopted on January 1, 2009, as allowed under SFAS No. 157. We have not yet determined the impact, if any, on our financial statements for nonfinancial assets and liabilities.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS No. 159, which permits entities to elect to measure many financial instruments and certain other items at fair value. Upon adoption of SFAS No. 159, an entity may elect the fair value option for eligible items that exist at the adoption date. Subsequent to the initial adoption, the election of the fair value option should only be made at the initial recognition of the asset or liability or upon a re-measurement event that gives rise to the new-basis of accounting. All subsequent changes in fair value for that instrument are reported in earnings. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be recorded at fair value nor does it eliminate disclosure requirements included in other accounting standards. SFAS No. 159 is effective as of the beginning of each reporting entity’s first fiscal year that begins after November 15, 2007. We adopted SFAS No. 159 on January 1, 2008 and there was no impact on our financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations, or SFAS No. 141(R). SFAS No. 141(R) changes the requirements for an acquirer’s recognition and measurement of the assets acquired and the liabilities assumed in a business combination. SFAS No. 141(R) is effective for annual periods beginning after December 15, 2008 and should be applied prospectively for all business combinations entered into after the date of adoption.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Non-controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51, or SFAS No. 160. SFAS No. 160 requires (i) that non-controlling (minority) interests be reported as a component of shareholders’ equity, (ii) that net income attributable to the parent and to the non-controlling interest be separately identified in the consolidated statement of operations, (iii) that changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, (iv) that any retained non-controlling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value, and (v) that sufficient disclosures are provided that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS No. 160 is effective for annual periods beginning after December 15, 2008 and should be applied prospectively. The presentation and disclosure requirements of the statement shall be applied retrospectively for all periods presented. We will adopt SFAS No. 160 on January 1, 2009 and have not yet determined the impact, if any, on our financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133, or SFAS No. 161. SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in hedged positions. The statement also requires enhanced disclosures regarding how and why entities use derivative instruments, how derivative instruments and related hedged items are accounted and how derivative instruments and related hedged items affect entities’ financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. We will adopt SFAS No. 161 on January 1, 2009 and do not expect the adoption to have a material impact on our financial statements.

Note 2 - Stock-Based Compensation; Changes in Equity

We adopted Statement of Financial Accounting Standards No 123R, Share-Based Payment, effective January 1, 2006. This statement requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their grant-date fair values.

The Black-Scholes model incorporates assumptions to value stock-based awards. The risk-free rate of interest is the related U.S. Treasury yield curve for periods within the expected term of the option at the time of grant. The dividend yield on our common stock is assumed to be zero as we have historically not paid dividends and have no current plans to do so in the future. The expected volatility is based on historical volatility of the Company’s common stock.

The Company’s net income for the three months ended March 31, 2008 and 2007 includes approximately $15,000 and $0, respectively of compensation costs related to share based payments. As of March 31, 2008 there is $136,000 of unrecognized compensation expense related to non-vested stock option grants. We expect approximately $41,000 to be recognized over the remainder of 2008, approximately $54,000 and $41,000 to be recognized during the years ended 2009 and 2010, respectively.

As of March 31, 2008, the Company had five stock-based compensation plans pursuant to which stock options may be granted. The Plans provide for the award of options, which may either be incentive stock options (“ISOs”) within the meaning of Section 422A of the Internal Revenue Code of 1986, as amended (the “Code”) or non-qualified options (“NQOs”) which are not subject to special tax treatment under the Code.

On April 30, 2007, the Board of Directors approved for adoption, effective October 1, 2007, the 2002 Stock Option Plan (“Plan”). The Plan authorizes the grant of options to purchase up to an aggregate of 150,000 shares of the Company’s Common Stock. As of March 31, 2008, 74,000 options had been granted and remain outstanding

A summary of the Company’s stock option activity and related information is as follows:

	Shares under Option	Weighted Avgerage Exercise Price	Weighted Average Contractual Life	Aggregate Intrinsic Value
Balance at December 31, 2007	268,365	$3.71
Granted	-	-	-	-
Cancelled	-	-	-	-
Exercised	-	-	-	$-
Outstanding at March 31, 2008	268,365	$3.71	3.86	$269,000

Exercisable at March 31, 2008	194,365	3.32	3.91	$269,000

A summary of the Company’s stock warrant activity and related information is as follows:

	Shares under Option	Weighted Avgerage Exercise Price	Weighted Average Contractual Life	Aggregate Intrinsic Value
Balance at December 31, 2007	466,030	$3.85
Granted	-	-	-	-
Cancelled	-	-	-	-
Exercised	(163,000)	4.87	-	-
Outstanding at March 31, 2008	303,030	3.30	2.90	$258,000

Exercisable at March 31, 2008	303,030	$3.30	2.90	$258,000

The aggregate intrinsic value in the tables above represents the total pre-tax intrinsic value (the difference between the closing price of the Company’s common stock on the last trading day of the first quarter of 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all the option holders exercised their options on March 31, 2008. There was no intrinsic value to the warrants exercised during the three months ended March 31, 2008 as they were out of the money. No options were exercised in the three months ended March 31, 2008. There was no cash received from the warrants exercised as they were in exchange for a decrease in subordinated debt. See Note 11 regarding the issuance of common stock to Babe Winkelman Productions, Inc.

Note 3 - Legal Proceedings

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

Note 4 – Comprehensive (Loss) Income

In the three months ended March 31, 2008 the Company incurred a comprehensive loss of $127,000, made up of an unrealized loss on a derivative instrument of $137,000 and a gain of $10,000 from foreign currency translation adjustments. All of these transactions are components of accumulated other comprehensive loss within stockholders’ equity.

Note 5 – Inventories, net

	March 31, 2008	December 31, 2007

Raw materials	$1,722,000	$1,452,000
Work in process	767,000	1,423,000
Finished goods	7,455,000	7,208,000
Allowance, excess quantities	(313,000)	(382,000)

Inventories, net	$9,631,000	$9,701,000

Note 6 - Geographic Segment Data

The Company has determined that it operates primarily in one business segment which designs, manufactures and distributes film products for use in packaging and novelty balloon products. The Company operates in foreign and domestic regions. Information about the Company's operations by geographic areas is as follows:

	Net Sales		Total Assets at
	For the Three Months Ended March 31,		March 31,	December 31,
	2008	2007	2008	2007

United States	$8,618,000	$6,344,000	$28,957,000	$27,854,000
Mexico	1,808,000	1,596,000	6,060,000	5,780,000
United Kingdom	812,000	870,000	3,227,000	2,948,000
Eliminations	(503,000)	(531,000)	(7,620,000)	(7,258,000)
	$10,735,000	$8,279,000	$30,624,000	$29,324,000

Note 7 – Cash and Cash Equivalents Concentration

As of March 31, 2008, the Company had cash and cash equivalents deposits at one financial institution that exceeded FDIC limits by $53,000.

Note 8 - Concentration of Credit Risk

Concentration of credit risk with respect to trade accounts receivable is generally limited due to the number of entities comprising the Company's customer base. The Company performs ongoing credit evaluations and provides an allowance for potential credit losses against the portion of accounts receivable which is estimated to be uncollectible. Such losses have historically been within management's expectations. During the three months ended March 31, 2008, there were three customers whose purchases represented more than 10% of the Company’s consolidated net sales. The sales to each of these customers for the three months ended March 31, 2008 were $1,870,000 or 17.4%, $1,762,000 or 16.4%, and $1,097,000 or 10.2% of consolidated net sales respectively. Sales to these customers in the same period of 2007 were $1,347,000 or 16.3%, and $1,625,000 or 19.6% of consolidated net sales, respectively. The third customer is new to the Company in 2008. For the quarter ended March 31, 2008, the total amount owed by these customers was $1,313,000 or 18.9%, $1,412,000 or 20.4% and $749,000, or 10.8%, of the Company’s consolidated accounts receivable. The amounts owed at March 31, 2007 were $1,144,000, or 19.1% and $1,344,000, or 22.4% of the Company’s consolidated net accounts receivable, respectively.

Note 9 – Related Party Transactions

Stephen M. Merrick, Executive Vice President, Secretary and a Director of the Company, is of counsel to the law firm of Vanasco Genelly and Miller PC which provides legal services to the Company. Legal fees incurred by the Company with this firm for the first quarter of 2008 and 2007, respectively, were $50,000 and $39,000.

John H. Schwan, Chairman of the Company, is a principal of Shamrock Packaging and affiliated companies. The Company made purchases of approximately $247,000 during the three months ended March 31, 2008 and $105,000 during the three months ended March 31, 2007.

John H. Schwan, Chairman of the Company, and Howard W. Schwan, President of the Company, are the brothers of Gary Schwan, one of the owners of Schwan Incorporated; which provides building maintenance and remodeling services to the Company. The Company made purchases to Schwan Incorporated of approximately $43,000 during the three months ended March 31, 2008 and $2,000 during the three months ended March 31, 2007.

In February 2003, the Company received $1,630,000, in the aggregate, from John H. Schwan and Stephen M. Merrick in exchange for (a) two year 9% subordinated notes and (b) five year warrants to purchase an aggregate of 163,000 shares of common stock of the Company at the price of $4.87 per share. On February 8, 2008, those individuals exercised the warrants in exchange for the shares, based upon the principal amount of $794,000 of the subordinated notes.

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

Interest payments have been made to John H. Schwan and Stephen M. Merrick for loans made to the Company. These interest payments for the three months ending March 31, 2008 totaled $41,000 and $18,000, respectively. In 2007, for the three months ending March 31, 2007, the amounts were $49,000 and $25,000, respectively.

Note 10 – Standby Equity Distribution Agreement (SEDA)

In July 2006, we entered into a Standby Equity Distribution Agreement (SEDA) with Cornell Capital Partners, LP (“Cornell Capital”) pursuant to which we may, at our discretion, periodically sell to Cornell Capital shares of common stock at a price equal to the volume weighted average price of our common stock on the NASDAQ Capital Market for the five days immediately following the date we notify Cornell Capital of our request. On December 28, 2006, we filed a Registration Statement with the SEC for the registration of 403,500 shares to be sold to Cornell Capital and Newbridge Securities (our placement agent). On January 28, 2007, the registration statement was declared effective. As of March 31, 2008, in connection with the SEDA, we have received $1,355,000 in net proceeds from Cornell Capital. Cornell Capital has purchased from us an aggregate of 323,625 shares of our common stock.

Note 11 – Changes in Contractual Commitments

On February 1, 2008, we entered into a License and Supply Agreement with S.C. Johnson & Son, Inc (“SC Johnson”). The agreement provides for the Company to manufacture and sell to SC Johnson certain home food management products to be sold under the SC Johnson ZipLoc® brand. The agreement is for a term expiring on June 30, 2011 and provides for two renewal terms of two years each at the option of SC Johnson.

On April 10, 2008, we entered into an agreement with Babe Winkelman Productions, Inc. (BWP). The agreement provides for BWP to provide marketing and advertising services to us in connection with our ZipVac™ brand portable food storage system. BWP will produce commercials featuring the ZipVac™ product line which are to be aired at the time of Babe Winkelman syndicated programs, will produce a Kris Winkelman segment of the Babe Winkelman shows which will feature uses of the ZipVac™ product line, and will provide other advertising and marketing services. We will receive a license to use the name, image, likeness and testimonies of Babe and Kris Winkelman in connection with the ZipVac™ product line. We will pay a royalty to BWP of 3% of net revenues from the sale of the ZipVac™ product and will issue to BWP 50,000 shares of our common stock which will be earned by BWP over a two year period. The agreement is for a term commencing on April 1, 2008 and expiring on March 31, 2011.

On May 6, 2008, we entered into an Amendment to License Agreement with Rapak, L.L.C. which amends a License Agreement among the Company and Rapak dated April 28, 2006. Under the License Agreement, we granted to Rapak a worldwide, royalty-free license under Patent No. 6,984,278 relating to a method for texturing film and the production of a pouch utilizing such film and incorporating an evacuation tube. The license was granted for the full term of the patent and was made exclusive to Rapak for a period at least through October 31, 2008. The License Agreement also amended a Supply Agreement between the Company and Rapak for the supply of textured film extending the term of the Supply Agreement until at least October 31, 2008 and providing for Rapak to purchase from the Company at least 65% of Rapak’s requirements for the patented film through that date.

Under the Amendment to License Agreement, the License Agreement was amended to: (i) extend the period of exclusivity of the patent license to October 31, 2011, (ii) extend the term of the Supply Agreement to October 31, 2011, (iii) provide, under the Supply Agreement, for Rapak to commit to purchase not less than 75% of its requirements for textured film from the Company during the term of the Supply Agreement, (iv) adjust pricing under the Supply Agreement and (v) change the definition of the field of use for the patent license.

Rapak has been one of the top three customers of the Company for the past five years and is expected to continue to be a principal customer of the Company.

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

Recent Developments. On February 1, 2008, we entered into a License and Supply Agreement with S.C. Johnson & Son, Inc (“SC Johnson”). The agreement provides for the Company to manufacture and sell to SC Johnson certain home food management products to be sold under the SC Johnson ZipLoc® brand. The agreement is for a term expiring on June 30, 2011 and provides for two renewal terms of two years each at the option of SC Johnson.

On April 10, 2008, we entered into an agreement with Babe Winkelman Productions, Inc. (BWP). The agreement provides for BWP to provide marketing and advertising services to us in connection with our ZipVac™ brand portable food storage system. BWP will produce commercials featuring the ZipVac™ product line which are to be aired at the time of Babe Winkelman syndicated programs, will produce a Kris Winkelman segment of the Babe Winkelman shows which will feature uses of the ZipVac™ product line, and will provide other advertising and marketing services. We will receive a license to use the name, image, likeness and testimonies of Babe and Kris Winkelman in connection with the ZipVac™ product line. We will pay a royalty to BWP of 3% of net revenues from the sale of the ZipVac™ product and will issue to BWP 50,000 shares of our common stock which will be earned by BWP over a two year period. The agreement is for a term commencing on April 1, 2008 and expiring on March 31, 2011.

On May 6, 2008, we entered into an Amendment to License Agreement with Rapak, L.L.C. which amends a License Agreement among the Company and Rapak dated April 13, 2006. Under the License Agreement, we granted to Rapak a worldwide, royalty-free license under Patent No. 6,984,278 relating to a method for texturing film and the production of a pouch utilizing such film and incorporating an evacuation tube. The license was granted for the full term of the patent and was made exclusive to Rapak for a period at least through October 31, 2008. The License Agreement also amended a Supply Agreement between the Company and Rapak for the supply of textured film extending the term of the Supply Agreement until at least October 31, 2008 and providing for Rapak to purchase from the Company at least 65% of Rapak’s requirements for the patented film through that date.

Under the Amendment to License Agreement, the License Agreement was amended to: (i) extend the period of exclusivity of the patent license to October 31, 2011, (ii) extend the term of the Supply Agreement to October 31, 2011, (iii) provide, under the Supply Agreement, for Rapak to commit to purchase not less than 75% of its requirements for textured film from the Company during the term of the Supply Agreement, (iv) adjust pricing under the Supply Agreement and (v) change the definition of the field of use for the patent license.

Rapak has been one of the top three customers of the Company for the past five years and is expected to continue to be a principal customer of the Company.

Results of Operations

Net Sales. For the three months ended March 31, 2008, net sales were $10,735,000 compared to net sales of $8,279,000 for the same period of 2007, an increase of 29.7%. For the quarters ended March 31, 2008 and 2007, net sales by product category were as follows:

	Three Months Ended
	March 31, 2008		March 31, 2007
	$	% of	$	% of
Product Category	(000) Omitted	Net Sales	(000) Omitted	Net Sales

Metalized Balloons	4,599	43%	3,999	48%

Films	1,943	18%	1,826	22%

Pouches	2,447	23%	665	8%

Latex Balloons	1,502	14%	1,516	19%

Helium/Other	244	2%	273	3%

Revenues from the sale of pouches increased by 268%, from $665,000 in the first quarter of 2007 to $2,447,000 in the first quarter of 2008. This significant increase was the result of (i) initial sales of product under a new supply arrangement and (ii) increased sales levels to an existing customer.

Sales of metalized balloons in the first quarter of 2008 increased by 15% over the first quarter of 2007, from $3,999,000 to $4,599,000. Most of this increase was the result of an increase in sales to a principal balloon customer.

Revenues from the sale of commercial films increased by 6.4% over the first quarter of 2007. The increase was the result of increased sales to a principal customer.

Sales to a limited number of customers continue to represent a large percentage of our net sales. The table below illustrates the impact on sales of our top three and ten customers for the three months ended March 31, 2008 and 2007.

	Three Months Ended

	% of Net Sales
	March 31, 2008	March 31,2007

Top 3 customers	44.1%	35.9%

Top 10 Customers	73.0%	64.1%

During the three months ended March 31, 2008, there were three customers whose purchases represented more than 10% of the Company’s consolidated net sales. The sales to each of these customers for the three months ended March 31, 2008 were $1,870,000 or 17.4%, $1,762,000 or 16.4%, and $1,097,000 or 10.2% of consolidated net sales respectively. Sales to these customers in the same period of 2007 were $1,347,000 or 16.3%, and $1,625,000 or 19.6% of consolidated net sales, respectively. The third customer is new to the Company in 2008. For the quarter ended March 31, 2008, the total amount owed by these customers was $1,313,000 or 18.9%, $1,412,000 or 20.4% and $749,000, or 10.8%, of the Company’s consolidated accounts receivable. The amounts owed at March 31, 2007 were $1,144,000, or 19.1% and $1,344,000, or 22.4% of the Company’s consolidated net accounts receivable, respectively.

Cost of Sales. Cost of sales in the first quarter of 2008 were $8,403,000 or 78.3% compared to cost of sales of $6,376,000 or 77% in the first quarter of 2007. The increase in cost of sales as a percentage of net sales is attributable to (i) increased levels of raw materials costs and (ii) revenue adjustments on certain sales which will affect principally the first quarter.

General and Administrative. For the three months ended March 31, 2008, general and administrative expenses were $1,158,000 or 10.8% of net sales, compared to $1,212,000 or 14.6% of net sales for the same period in 2007. The decline in general and administrative expenses consisted of principally from a reduction of administrative expense in our U. K. affiliate.

Selling. For the three months ended March 31, 2008, selling expenses were $187,000 or 1.7% of net sales for the quarter, compared to $206,000 or 2.5% of net sales for the same three months of 2007. There were no material changes in selling expenses in the first quarter of 2008 compared to the same period of 2007.

Advertising and Marketing. For the three months ended March 31, 2008, advertising and marketing expenses were $347,000 or 3.2% of net sales for the period, compared to $291,000 or 3.5% of net sales for the same period of 2007. The increase in advertising and marketing expense in the first quarter of 2008 is attributable to additional commissions related to our Zip-Vac product.

Other Income (Expense). During the three months ended March 31, 2008, the Company incurred net interest expense of $271,000, compared to net interest expense during the same period of 2007 in the amount of $337,000. The decrease is due to lower interest rates.

During the three months ended March 31, 2008, the Company had other income of $31,000 compared to other income of $54,000 during the first quarter of 2007. Both amounts consisted principally of foreign currency transaction gains.

Income Taxes. For the three months ended March 31, 2008, the income tax expense constituted provisions for income taxes in the United Kingdom for CTI Balloons, Ltd., the Company’s subsidiary in the United Kingdom and in Mexico for Flexo Universal S.A. de C.V. the Company’s subsidiary in Mexico. For the same period of 2007, the Company recorded an income tax benefit of $36,000, by reason of the loss incurred by the Company in the United States.

Net Income (Loss). For the three months ended March 31, 2008, the Company had net income of $279,000 or $0.10 per share (basic and diluted), compared to a loss for the same period of 2007 of $(52,000) or $(0.02) per share (basic and diluted). For the three months ended March 31, 2008, the Company had net income from operations (before interest, taxes and non-operating items) of $400,000, compared to net loss from operations of $(89,000) during the same period of 2007. The difference in net income between the first quarter of 2008 and 2007 is attributable principally to (i) increased sales and gross profits and (ii) reduced interest expense.

Financial Condition, Liquidity and Capital Resources

Cash Flow Items.

Operating Activities. During the quarter ended March 31, 2008, net cash used in operations was $252,000, compared to net cash provided by operations during the three months ended March 31, 2007 of $529,000.

Significant changes in working capital items during the three months ended March 31, 2008 consisted of (i) an increase in accounts receivable of $979,000, (ii) depreciation and amortization in the amount of $366,000, (iii) an increase of $138,000 in prepaid expenses and other assets and (iv) a decrease in accrued liabilities of $207,000.

Investing Activity. During the three months ended March 31, 2008, cash used in investing activity was $479,000, compared to $327,000 in same period of 2007. We do anticipate incurring additional capital expenditures during the balance of 2008 for improvements and for the acquisition or upgrade of production equipment.

Financing Activities. For the three months ended March 31, 2008, cash provided by financing activities was $937,000 compared to cash used in financing activities for the same period of 2007 in the amount of $122,000. In the first quarter of 2008 financing activities included the receipt of $703,000 from the increase in the balances on our revolving line of credit, the receipt of $507,000 from the issuance of additional long term debt, and payment of long term debt obligations in the amount of $233,000.

Liquidity and Capital Resources. At March 31, 2008, the Company had cash balances of $692,000. At March 31, 2008, the Company had a working capital balance of $2,360,000 compared to a working capital balance of $1,318,000 at December 31, 2007.

The Company's current cash management strategy includes utilizing the Company's revolving line of credit for liquidity. Under our line of credit with RBS Citizens N.A. (formerly Charter One Bank), we are entitled to borrow an amount equal to 85% of eligible receivables and 60% of eligible inventory, up to a maximum of $9,000,000. Foreign receivables and inventory held by our foreign subsidiaries are not eligible. In addition, in order to be permitted to make advances under the line of credit, we are required to meet various financial covenants. As of March 31, 2008, we had complied with all applicable financial covenants in the loan agreement. Based on our results to date for the year and our projected results of operations for the balance of this year, we believe we will be in compliance with all applicable financial covenants of the loan agreement for the balance of 2008. Further, we believe that with our present cash and working capital and the amounts available to us under our line of credit and through sales of common stock, we will have sufficient funds to enable us to meet our obligations through the next twelve months.

The loan agreement provides for interest at varying rates in excess of the Bank’s prime rate, depending on the level of senior debt to EBITDA over time. As of March 31, 2008, the applicable premium being applied was 0.75%.

Also, under the loan agreement, we were required to purchase a swap agreement with respect to at least 60% of the mortgage and term loan portions of our loan. On April 5, 2006, we entered into a swap arrangement with RBS Citizens N.A. (formerly Charter One Bank) with respect to 60% of the principal amounts of the mortgage loan and the term loan, which had the effect of fixing the interest rate for such portions of the loans at 8.49% for the balance of the loan terms. On January 28, 2008 we entered into a swap arrangement with RBS Citizens for an additional $3,000,000 on our revolving line of credit, which had the effect of fixing the interest rate at 6.17%. These swap arrangements are subject to some market variation due to market interest rate variability. Management believes that these variations will not materially affect the results of the Company. As of March 31, 2008, the net effect of these market adjustments were $260,000, which has been recorded in the Company’s consolidated financial statements. As the swap agreement has been designated as a hedge, the net effect for the three months ending March 31, 2008 was $137,000 which is recorded in our equity section.

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

On December 28, 2006, we filed a Registration Statement for the registration of 403,500 shares of our common stock. On January 26, 2007, the Registration Statement was declared effective. Since that time, we have sold an aggregate of 323,625 shares of common stock to Cornell under the SEDA and have received net proceeds from the sale of those shares in the amount of $1,355,000.

Seasonality

In recent years, sales in the metalized balloon product line have historically been seasonal with approximately 45% occurring in the period from December through March and 21% being generated in the period from July through October. The sale of latex balloons and laminated film products have not historically been seasonal.

Critical Accounting Policies

Please see our Annual Report on Form 10-K for the year ended December 31, 2007 presented on pages 38-40, for a description of policies that are critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. No material changes to such information have occurred during the three months ended March 31, 2008.

In September 2006, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, or SFAS No. 157. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. Subsequently, the FASB provided for a one-year deferral of the provisions of SFAS No. 157 for non-financial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a non-recurring basis. We adopted with no impact on our financial statements all requirements of SFAS No. 157 on January 1, 2008, except as they relate to nonfinancial assets and liabilities, which will be adopted on January 1, 2009, as allowed under SFAS No. 157. We have not yet determined the impact, if any, on our financial statements for nonfinancial assets and liabilities.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS No. 159, which permits entities to elect to measure many financial instruments and certain other items at fair value. Upon adoption of SFAS No. 159, an entity may elect the fair value option for eligible items that exist at the adoption date. Subsequent to the initial adoption, the election of the fair value option should only be made at the initial recognition of the asset or liability or upon a re-measurement event that gives rise to the new-basis of accounting. All subsequent changes in fair value for that instrument are reported in earnings. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be recorded at fair value nor does it eliminate disclosure requirements included in other accounting standards. SFAS No. 159 is effective as of the beginning of each reporting entity’s first fiscal year that begins after November 15, 2007. We adopted SFAS No. 159 on January 1, 2008 and there was no impact on our financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations, or SFAS No. 141(R). SFAS No. 141(R) changes the requirements for an acquirer’s recognition and measurement of the assets acquired and the liabilities assumed in a business combination. SFAS No. 141(R) is effective for annual periods beginning after December 15, 2008 and should be applied prospectively for all business combinations entered into after the date of adoption.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Non-controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51, or SFAS No. 160. SFAS No. 160 requires (i) that non-controlling (minority) interests be reported as a component of shareholders’ equity, (ii) that net income attributable to the parent and to the non-controlling interest be separately identified in the consolidated statement of operations, (iii) that changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, (iv) that any retained non-controlling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value, and (v) that sufficient disclosures are provided that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS No. 160 is effective for annual periods beginning after December 15, 2008 and should be applied prospectively. The presentation and disclosure requirements of the statement shall be applied retrospectively for all periods presented. We will adopt SFAS No. 160 on January 1, 2009 and have not yet determined the impact, if any, on our financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133, or SFAS No. 161. SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in hedged positions. The statement also requires enhanced disclosures regarding how and why entities use derivative instruments, how derivative instruments and related hedged items are accounted and how derivative instruments and related hedged items affect entities’ financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. We will adopt SFAS No. 161 on January 1, 2009 and do not expect the adoption to have a material impact on our financial statements.

Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk

The Company is exposed to various market risks, primarily foreign currency risks and interest rate risks.

The Company’s earnings are affected by changes in interest rates as a result of variable rate indebtedness. If market interest rates for our variable rate indebtedness average 1% more than the interest rate actually paid for the first quarter ended March 31, 2008 and 2007, our interest rate expense would have increased, and income before income taxes would have decreased by $18,000 and $23,000 for these quarters, respectively. These amounts are determined by considering the impact of the hypothetical interest rates on our borrowings. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to reduce our exposure to such change. However, due to the uncertainty of the specific actions we would take and their possible effects, the sensitivity analysis assumes no change in our financial structure.

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

We have performed a sensitivity analysis as of March 31, 2008 that measures the change in the results of our foreign operations arising from a hypothetical 10% adverse movement in the exchange rate of all of the currencies the Company presently has operations in. Using the results of operations for the first quarter of 2008 and 2007 for the Company’s foreign operations as a basis for comparison, an adverse movement of 10% would create a potential reduction in the Company’s net income, or increase its net loss before taxes, in the amount of $45,000 and $45,000 for each of those quarters, respectively.

The Company is also exposed to market risk in changes in commodity prices in some of the raw materials it purchases for its manufacturing needs. However, this presents a risk that would not have a material effect on the Company’s results of operations or financial condition.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures: Our Principal Executive Officer and Principal Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2008. Based on such review and evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were adequate and effective to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended (a) is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and (b) is accumulated and communicated to the Company’s management, including the officers, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 10, 2008, the Company agreed to issue 50,000 shares of common stock to Babe Winkelman Productions, Inc. (BWP) in consideration of the services of BWP to be performed over the period of our agreement with them. The shares are to be issued on a restricted basis, for investment and are to be earned over a two year period, and the sale was not registered in reliance upon an exemption from registration for non-public offerings.

In February 2003, the Company received $1,630,000, in the aggregate, from John H. Schwan and Stephen M. Merrick in exchange for (a) two year 9% subordinated notes and (b) five year warrants to purchase an aggregate of 163,000 shares of common stock of the Company at the price of $4.87 per share. On February 8, 2008, those individuals exercised the warrants in exchange for the shares, based upon the principal amount of $794,000 of the subordinated notes. The notes, warrants and shares were issued on a restricted basis, for investment, and the sale of such notes, warrants and shares was not registered in reliance upon an exemption from registration for non-public offerings.

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

10.2	Agreement between Babe Winkelman Productions, Inc and the Company dated April 10, 2008 (Incorporated by reference to Exhibit contained in Registrant’s Report on Form 8-K dated April 14, 2008)
10.3	Amendment to License Agreement between Rapak, LLC and the Company dated May 6, 2008 (Incorporated by reference to Exhibit contained in Registrant’s Report on Form 8-K dated May 8, 2008)
31.1	Sarbanes-Oxley Act Section 302 Certification for Howard W. Schwan
31.2	Sarbanes-Oxley Act Section 302 Certification for Stephen M. Merrick
32.1	Sarbanes-Oxley Act Section 906 Certification for Stephen M. Merrick, Chief Financial Officer
32.2	Sarbanes-Oxley Act Section 906 Certification for Howard W. Schwan, Chief Executive Officer

* Also incorporated by reference the Exhibits filed as part of the SB-2 Registration Statement of the Registrant, effective November 5, 1997, and subsequent periodic filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 14, 2008	CTI INDUSTRIES CORPORATION

	By:	/s/ Howard W. Schwan
Howard W. Schwan, President

	By:	/s/ Stephen M. Merrick
Stephen M. Merrick
Executive Vice President and
Chief Financial Officer