Form 10-Q
period 2008-06-30
CTI INDUSTRIES CORP
filed 2008-08-13
CIK 1042187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

The number of shares outstanding of the Registrant’s common stock as of August 1, 2008 was 2,785,100.

INDEX

PART I - FINANCIAL INFORMATION

Item No. 1	Financial Statements
	Condensed Interim Balance Sheet as at June 30, 2008 (unaudited) and December 31, 2007	3
	Condensed Interim Statements of Income (unaudited) for the three
	months ended and six months ended June 30, 2008 and June 30, 2007	4
	Condensed Interim Statements of Cash Flows (unaudited) for the six
	months ended June 30, 2008 and June 30, 2007	5
	Condensed Interim Consolidated Earnings per Share (unaudited) for the three
	months ended and six months ended June 30, 2008 and June 30, 2007	6
	Notes to Condensed Consolidated Financial Statements	7
Item No. 2	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	16
Item No. 3	Quantitative and Qualitative Disclosures Regarding Market Risk	25
Item No. 4	Controls and Procedures	25

PART II - OTHER INFORMATION

Item No. 1	Legal Proceedings	25
Item No. 1A	Risk Factors	25
Item No. 2	Unregistered Sales of Equity Securities and Use of Proceeds	25
Item No. 3	Defaults Upon Senior Securities	26
Item No. 4	Submission of Matters to a Vote of Security Holders	26
Item No. 5	Other Information	27
Item No. 6	Exhibits	28
	Signatures	29
	Exhibit 31.1
	Exhibit 31.2
	Exhibit 32.1
	Exhibit 32.2

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

CTI Industries Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

	June 30, 2008	December 31, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,260,417	$483,112
Accounts receivable, (less allowance for doubtful accounts of $411,000 and $312,000, respectively)	7,066,866	5,950,551
Inventories, net	10,301,316	9,700,618
Net deferred income tax asset	934,171	1,014,451
Prepaid expenses and other current assets	700,523	651,969

Total current assets	20,263,293	17,800,701

Property, plant and equipment:
Machinery and equipment	21,472,401	19,520,741
Building	3,100,508	3,035,250
Office furniture and equipment	1,889,341	1,900,219
Intellectual property	345,092	305,017
Land	250,000	250,000
Leasehold improvements	481,622	465,838
Fixtures and equipment at customer locations	2,385,150	2,381,921
Projects under construction	620,402	1,836,877
	30,544,516	29,695,863
Less : accumulated depreciation and amortization	(20,223,949)	(19,599,708)

Total property, plant and equipment, net	10,320,567	10,096,155

Other assets:
Deferred financing costs, net	71,251	113,209
Goodwill	989,108	989,108
Net deferred income tax asset	98,199	133,756
Other assets (due from related party $63,000 and $66,000, respectively)	191,046	191,206

Total other assets	1,349,604	1,427,279

TOTAL ASSETS	31,933,464	29,324,135
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Checks written in excess of bank balance	229,526	616,583
Trade payables	5,307,956	4,227,954
Line of credit	7,178,986	6,746,213
Notes payable - current portion	1,082,093	863,513
Notes payable - officers, current portion, net of debt discount of $89,000 and $89,000	1,363,255	2,157,065
Accrued liabilities	1,583,082	1,871,781

Total current liabilities	16,744,898	16,483,109

Long-term liabilities:
Other liabilities (related parties $1,034,000 and $1,070,000)	1,033,732	1,070,151
Notes payable, net of current portion	4,768,203	4,351,743
Notes payable - officers, subordinated, net of debt discount of $140,000 and $185,000	859,630	815,296
Total long-term liabilities	6,661,565	6,237,190
Minority interest	12,798	12,534
Stockholders' equity:
Preferred Stock — no par value 2,000,000 shares authorized
0 shares issued and outstanding	-	-
Common stock - no par value, 5,000,000 shares authorized,
2,785,100 and 2,569,124 shares issued and 2,785,100 and 2,569,124 outstanding, respectively	3,764,020	3,764,020
Paid-in-capital	8,399,686	6,754,077
Warrants issued in connection with subordinated debt and bank debt	443,313	1,038,487
Accumulated deficit	(3,600,041)	(4,363,999)
Accumulated other comprehensive loss	(492,775)	(601,283)

Total stockholders' equity	8,514,203	6,591,302

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$31,933,464	$29,324,135

See accompanying notes to condensed consolidated unaudited financial statements

CTI Industries Corporation and Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Net Sales	$12,460,945	$9,258,828	$23,195,646	$17,537,702

Cost of Sales	9,548,061	6,514,432	17,951,083	12,890,619

Gross profit	2,912,884	2,744,396	5,244,563	4,647,083

Operating expenses:
General and administrative	1,456,109	1,297,270	2,614,596	2,509,439
Selling	277,062	224,505	463,642	430,474
Advertising and marketing	424,903	396,429	771,810	687,219

Total operating expenses	2,158,074	1,918,204	3,850,048	3,627,132

Income from operations	754,810	826,192	1,394,515	1,019,951

Other income (expense):
Interest expense	(287,263)	(297,040)	(557,840)	(633,624)
Interest income	859	4,126	1,175	6,126
Foreign currency gain	11,889	41,175	42,211	93,347

Total other expense, net	(274,515)	(251,739)	(514,454)	(534,151)

Income before income taxes and minority interest	480,295	574,453	880,061	485,800

Income tax (benefit) expense	(4,818)	151,293	115,839	114,886

Income before minority interest	485,113	423,160	764,222	370,914

Minority interest in (loss) income of subsidiary	(24)	(35)	264	(69)

Net income	$485,137	$423,195	$763,958	$370,983

Other Comprehensive Income
Unrealized gain on derivative instruments	$144,610	$-	$7,749	$-
Foreign currency adjustment	$91,134	$-	$100,759	$-
Comprehensive income	$720,881	$423,195	$872,466	$370,983

Basic income per common share	$0.17	$0.18	$0.28	$0.17

Diluted income per common share	$0.17	$0.17	$0.26	$0.15

Weighted average number of shares and equivalent shares of common stock outstanding:
Basic	2,781,025	2,303,371	2,721,646	2,230,670

Diluted	2,929,548	2,540,729	2,885,783	2,507,219

See accompanying notes to condensed consolidated unaudited financial statements

CTI Industries Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net income	$763,958	$370,983
Adjustment to reconcile net income (loss) to cash
(used in) provided by operating activities:
Depreciation and amortization	760,304	720,949
Amortization of debt discount	44,334	46,055
Stock based compensation	30,000	-
Minority interest in income (loss) of subsidiary	280	(69)
Provision for losses on accounts receivable	90,000	72,346
Provision for losses on inventories	15,000	(17,729)
Deferred income taxes	115,837	114,886
Change in assets and liabilities:
Accounts receivable	(1,105,695)	721,765
Inventories	(548,802)	(924,099)
Prepaid expenses and other assets	183,556	(20,048)
Trade payables	1,018,922	541,685
Accrued liabilities	(439,769)	(413,687)

Net cash provided by operating activities	927,925	1,213,037

Cash used in investing activity - purchases of property, plant and equipment	(848,060)	(785,332)

Net cash used in investing activity	(848,060)	(785,332)

Cash flows from financing activities:
Change in checks written in excess of bank balance	(391,231)	69,258
Net change in revolving line of credit	432,772	(375,752)
Proceeds from issuance of long-term debt and warrants	1,224,267	-
Repayment of long-term debt (related parties $36,000 and $103,000)	(563,873)	(649,945)
Proceeds from exercise of stock options	5,625	77,005
Proceeds from issuance of stock, net	-	598,824
Cash paid for deferred financing fees	(15,000)	(8,501)

Net cash provided by (used in) financing activities	692,560	(289,111)

Effect of exchange rate changes on cash	4,879	5,412

Net increase in cash and cash equivalents	777,304	144,006

Cash and cash equivalents at beginning of period	483,113	384,565

Cash and cash equivalents at end of period	$1,260,417	$528,571

Supplemental disclosure of cash flow information:
Cash payments for interest	$545,166	$632,023

Cash payments for taxes	$-	$10,000

Supplemental Disclosure of non-cash investing and financing activity
Stock subscription receivable (Other current assets)	$-	$6,751

Stock issued under consulting agreement	$221,000	$79,050

Exercise of Warrants and payment of Subordinated Debt	$793,810	$-

See accompanying notes to condensed consolidated unaudited financial statements

CTI Industries Corporation and Subsidiaries
Condensed Consolidated Earnings per Share (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Basic
Average shares outstanding:
Weighted average number of common shares
outstanding	2,781,025	2,303,371	2,721,646	2,230,670

Net income:
Net income:	$485,137	$423,195	$763,958	$370,983

Per share amount	$0.17	$0.18	$0.28	$0.17

Diluted
Average shares outstanding:
Weighted average number of common shares
outstanding	2,781,025	2,303,371	2,721,646	2,230,670

Effect of dilutive shares	148,523	237,358	164,137	276,549

Weighted average number of shares and
equivalent shares of common stock
outstanding	2,929,548	2,540,729	2,885,783	2,507,219

Net income:
Net income	$485,137	$423,195	$763,958	$370,983

Per share amount	$0.17	$0.17	$0.26	$0.15

See accompanying notes to condensed consolidated unaudited financial statements

CTI Industries Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 - Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited but in the opinion of management contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the consolidated financial position and the consolidated results of operations and consolidated cash flows for the periods presented in conformity with generally accepted accounting principles for interim consolidated financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2007.

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

As of June 30, 2008, shares to be issued upon the exercise of options and warrants aggregated 261,889 and 303,030, respectively. As of June 30, 2007, shares to be issued upon the exercise of options and warrants were 271,276 and 466,030, respectively.

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

The Company’s net income for the three months ended June 30, 2008 and 2007 includes approximately $15,000 and $0, respectively of compensation costs related to share based payments. The Company’s net income for the six months ended June 30, 2008 and 2007 includes approximately $30,000 and $0, respectively of compensation costs related to share based payments. As of June 30, 2008 there is $121,000 of unrecognized compensation expense related to non-vested stock option grants. We expect approximately $26,000 to be recognized over the remainder of 2008, approximately $54,000 and $41,000 to be recognized during the years ended 2009 and 2010, respectively.

As of June 30, 2008, the Company had five stock-based compensation plans pursuant to which stock options may be granted. The Plans provide for the award of options, which may either be incentive stock options (“ISOs”) within the meaning of Section 422A of the Internal Revenue Code of 1986, as amended (the “Code”) or non-qualified options (“NQOs”) which are not subject to special tax treatment under the Code.

On April 30, 2007, the Board of Directors approved for adoption, effective October 1, 2007, the 2007 Stock Option Plan (“Plan”). The Plan authorizes the grant of options to purchase up to an aggregate of 150,000 shares of the Company’s Common Stock. As of June 30, 2008, 74,000 options had been granted and 71,500 remain outstanding.

A summary of the Company’s stock option activity and related information is as follows:

	Shares under Option	Weighted Average Exercise Price	Weighted Average Contractual Life	Aggregate Intrinsic Value
Balance at December 31, 2007	268,365	$3.71
Granted	—	—	—	—
Cancelled	(3,500)	4.16	—	—
Exercised	(2,976)	1.89	—	—
Outstanding at June 30, 2008	261,889	3.72	3.59	$619,000

Exercisable at June 30, 2008	208,264	$3.46	3.64	$550,000

A summary of the Company’s stock warrant activity and related information is as follows:

Balance at December 31, 2007	466,030	$3.85
Granted	—	—	—	—
Cancelled	—	—	—	—
Exercised	(163,000)	4.87	—	—
Outstanding at June 30, 2008	303,030	3.30	2.80	$830,000

Exercisable at June 30, 2008	303,030	$3.30	2.80	$830,000

The aggregate intrinsic value in the tables above represents the total pre-tax intrinsic value (the difference between the closing price of the Company’s common stock on the last trading day of the quarter ended June 30, 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all the option holders exercised their options on June 30, 2008. During the three and six months ended June 30, 2008 2,976 options were exercised and proceeds of $5,625 were received by the Company. There was no cash received from the warrants exercised as they were in exchange for a decrease in subordinated debt. See Note 11 regarding the issuance of common stock to Babe Winkelman Productions, Inc.

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

Note 4 - Comprehensive (Loss) Income

In the three months ended June 30, 2008 the company incurred comprehensive income of $236,000, principally from an unrealized gain on a derivative instrument of $145,000 and a gain of $91,000 from foreign currency translation adjustments. In the six months ended June 30, 2008 the company incurred comprehensive income of $109,000, principally from an unrealized gain on a derivative instrument of $8,000 and a gain of $101,000 from foreign currency translation adjustments. All of these transactions are components of accumulated other comprehensive loss within stockholders’ equity.

Note 5 - Inventories, Net

	June 30,	December 31,
	2008	2007
Raw materials	$2,094,000	$1,452,000
Work in process	986,000	1,423,000
Finished goods	7,537,000	7,208,000
Allowance for excess quantities	(316,000)	(382,000)
Total inventories	$10,301,000	$9,701,000

Note 6 - Geographic Segment Data

The Company has determined that it operates primarily in one business segment which designs, manufactures and distributes film products for use in packaging and novelty balloon products. The Company operates in foreign and domestic regions. Information about the Company's operations by geographic areas is as follows:

	Net Sales		Net Sales
	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
United States	$10,187,000	$7,483,000	$18,806,000	$13,827,000
Mexico	2,045,000	1,616,000	3,853,000	3,212,000
United Kingdom	672,000	739,000	1,484,000	1,609,000
Eliminations	(443,000)	(579,000)	(947,000)	(1,110,000)
	$12,461,000	$9,259,000	$23,196,000	$17,538,000

	Net Income		Net Income
	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
United States	$519,000	$392,000	$595,000	$265,000
Mexico	(9,000)	(1,000)	39,000	65,000
United Kingdom	0	57,000	176,000	116,000
Eliminations	(25,000)	(25,000)	(46,000)	(75,000)
	$485,000	$423,000	$764,000	$371,000

	Total Assets at
	June 30,	December 31,
	2008	2007
United States	$30,197,000	$27,854,000
Mexico	6,329,000	5,780,000
United Kingdom	3,144,000	2,948,000
Eliminations	(7,737,000)	(7,258,000)
	$31,933,000	$29,324,000

Note 7 - Cash and Cash Equivalents Concentration

As of June 30, 2008, the Company had cash and cash equivalents deposits at one financial institution that exceeded FDIC limits by $423,000.

Note 8 - Concentration of Credit Risk

Concentration of credit risk with respect to trade accounts receivable is generally limited due to the number of entities comprising the Company's customer base. The Company performs ongoing credit evaluations and provides an allowance for potential credit losses against the portion of accounts receivable which is estimated to be uncollectible. Such losses have historically been within management's expectations. During the three and six months ended June 30, 2008, there were three customers whose purchases represented more than 10% of the Company’s consolidated net sales. The sales to each of these customers for the three and six months ended June 30, 2008 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Customer	2008	% of Net Sales	2008	% of Net Sales
Dollar Tree Stores	$2,876,000	23.1%	$4,746,000	20.5%
Goodwill Commercial Services, Inc	$2,640,000	21.2%	$3,738,000	16.1%
Rapak, LLC	$1,821,000	14.6%	$3,584,000	15.4%

During the three and six months ended June 30, 2007, there were three customers whose purchases represented more than 10% of the Company’s consolidated net sales. The sales to each of these customers for the three and six months ended June 30, 2007 are as follows:
	Three Months Ended June 30,		Six Months Ended June 30,
Customer	2007	% of Net Sales	2007	% of Net Sales
Dollar Tree Stores	$1,799,000	19.4%	$3,340,000	19.0%
Rapak, LLC	$1,715,000	18.5%	$3,146,000	17.9%
ITW Spacebag	$1,160,000	12.5%	$1,763,000	10.1%

As of June 30, 2008, the total amount owed by these customers was $1,627,000 or 23.0%, $1,719,000, or 24.3% and $747,000, or 10.6% of the Company’s consolidated accounts receivable. The amounts owed at June 30, 2007 were $847,000, or 15.0%, $1,050,000, or 18.6% and $368,000 or 6.5%, of the Company’s consolidated net accounts receivable, respectively.

Note 9 - Related Party Transactions

Stephen M. Merrick, Executive Vice President, Secretary and a Director of the Company, is of counsel to the law firm of Vanasco Genelly and Miller PC which provides legal services to the Company. Legal fees incurred by the Company with this firm for the six months ended June 30, 2008 and 2007, respectively, were $106,000 and $74,000. Legal fees incurred by the Company with this firm for the three months ended June 30, 2008 and 2007, respectively, were $55,000 and $35,000.

John H. Schwan, Chairman of the Company, is a principal of Shamrock Packaging and affiliated companies. The Company made purchases of approximately $497,000 during the six months ended June 30, 2008 and $291,000 during the six months ended June 30, 2007. The Company made purchases of approximately $252,000 during the three months ended June 30, 2008 and $186,000 during the three months ended June 30, 2007.

John H. Schwan, Chairman of the Company, and Howard W. Schwan, President of the Company, are the brothers of Gary Schwan, one of the owners of Schwan Incorporated; which provides building maintenance and remodeling services to the Company. The Company made purchases from Schwan Incorporated of approximately $97,000 during the six months ended June 30, 2008 and $23,000 during the six months ended June 30, 2007. The Company made purchases from Schwan Incorporated of approximately $46,000 during the three months ended June 30, 2008 and $21,000 during the three months ended June 30, 2007.

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

Interest payments have been made to John H. Schwan and Stephen M. Merrick for loans made to the Company. During the six months ended June 30, 2008 these interest payments totaled $82,000 and $36,000, respectively. For the six months ended June 30, 2007 these interest payments totaled $99,000 and $50,000, respectively. During the three months ended June 30, 2008, the amounts were $37,000 and $15,000, respectively. For the three months ended June 30, 2007 these interest payments totaled $50,000 and $25,000, respectively.

Note 10 - Standby Equity Distribution Agreement (SEDA)

In July 2006, we entered into a Standby Equity Distribution Agreement (SEDA) with Cornell Capital Partners, LP (“Cornell Capital”) pursuant to which we may, at our discretion, periodically sell to Cornell Capital shares of common stock at a price equal to the volume weighted average price of our common stock on the NASDAQ Capital Market for the five days immediately following the date we notify Cornell Capital of our request. On December 28, 2006, we filed a Registration Statement with the SEC for the registration of 403,500 shares to be sold to Cornell Capital and Newbridge Securities (our placement agent). On January 28, 2007, the registration statement was declared effective. As of June 30, 2008, in connection with the SEDA, we have received $1,355,000 in net proceeds from Cornell Capital. Cornell Capital has purchased from us an aggregate of 323,625 shares of our common stock. On July 24, 2008, we filed a Post Effective Amendment to the Registration Statement which became effective on August 1, 2008.

Note 11 - Changes in Contractual Commitments

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

Recent Developments. On February 1, 2008, we entered into a License and Supply Agreement with S.C. Johnson & Son, Inc (“SC Johnson”). The agreement provides for the Company to manufacture and sell to SC Johnson (or its designee, Goodwill Commercial Services, Inc.) certain home food management products to be sold under the SC Johnson ZipLoc® brand. The agreement is for a term expiring on June 30, 2011 and provides for two renewal terms of two years each at the option of SC Johnson.

On or about July 11, 2008, the ZipLoc® Brand Vacuum Freezer System was launched in a number of retail outlets in the United States.

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

Results of Operations

Net Sales. For the three months ended June 30, 2008, net sales were $12,461,000 compared to net sales of $9,259,000 for the same period of 2007, an increase of 34.6%. For the quarters ended June 30, 2008 and 2007, net sales by product category were as follows:

	Three Months Ended
	June 30, 2008		June 30, 2007
	$	% of	$	% of
Product Category	(000) Omitted	Net Sales	(000) Omitted	Net Sales
Metalized Balloons	4,918	39%	4,114	45%
Films	2,008	16%	1,960	21%
Pouches	3,441	28%	1,302	14%
Latex Balloons	1,969	16%	1,607	17%
Helium/Other	125	1%	276	3%

For the six months ended June 30, 2008, net sales were $23,196,000 compared to net sales of $17,538,000 for the six months ended June 30, 2007, an increase of 32.3%. For the six months ended June 30, 2008 and 2007, net sales by product category were as follows:

	Six Months Ended
	June 30, 2008		June 30, 2007
	$	% of	$	% of
Product Category	(000) Omitted	Net Sales	(000) Omitted	Net Sales
Metalized Balloons	9,516	41%	8,114	46%
Films	3,951	17%	3,787	22%
Pouches	5,889	25%	1,967	11%
Latex Balloons	3,471	15%	3,122	18%
Helium/Other	369	2%	548	3%

Metalized Balloons. During the three months ended June 30, 2008 revenues from the sale of metalized balloons increased by 19.5% compared to the prior year period from $4,114,000 to $4,918,000. During the six months ended June 30, 2008 revenues from the sale of metalized balloons increased by 17.3% compared to the prior year period from $8,114,000 to $9,516,000. Most of this increase was the result of an increase in sales to a principal balloon customer.

Films. During the three months ended June 30, 2008 revenues from the sale of laminated films increased by 2.4% compared to the prior year period from $1,960,000 to $2,008,000. During the six months ended June 30, 2008 revenues from the sale of laminated films increased by 4.3% compared to the prior year period from $3,787,000 to $3,951,000. The increase was the result of increased sales to a principal customer.

Pouches. During the three months ended June 30, 2008 revenues from the sale of pouches increased by 164.3% compared to the prior year period from $1,302,000 to $3,441,000. For the six months ended June 30, 2008 revenues from the sale of pouches increased by 199.4% compared to the prior year period from $1,967,000 to $5,889,000. This significant increase was the result of initial sales of product under a new supply arrangement.

Latex Balloons. During the three months ended June 30, 2008 revenues from the sale of latex balloons increased by 22.5% compared to the prior year period from $1,607,000 to $1,969,000. For the six months ended June 30, 2008 revenues from the sale of latex balloons increased by 11.2% compared to the prior year period from $3,122,000 to $3,471,000.

Sales to a limited number of customers continue to represent a large percentage of our net sales. The table below illustrates the impact on sales of our top three and ten customers for the three and six months ended June 30, 2008 and 2007.

	Three Months Ended		Six Months Ended
	% of Net Sales		% of Net Sales
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Top 3 Customers	58.9%	50.5%	52.0%	47.0%
Top 10 Customers	75.0%	65.8%	73.2%	64.2%

During the three months ended June 30, 2008, there were three customers whose purchases represented more than 10% of the Company’s consolidated net sales. The sales to each of these customers for the three months ended June 30, 2008 were $2,876,000 or 23.1%, $2,640,000 or 21.2%, and $1,821,000 or 14.6% of consolidated net sales, respectively. Sales to these customers in the same period of 2007 were $1,799,000 or 19.4%, and $1,715,000 or 18.5% of consolidated net sales, respectively. The third customer is new to the Company in 2008. As of June 30, 2008, the total amount owed by these customers was $1,627,000 or 23.0%, $1,719,000 or 24.3% and $747,000, or 10.6%, of the Company’s consolidated accounts receivables. The amounts owed at June 30, 2007 were $847,000, or 15.0% and $1,050,000, or 18.6% of the Company’s consolidated net accounts receivables, respectively.

Cost of Sales. During the three months ended June 30, 2008, the cost of sales represented 76.6% of net sales compared to 70.4% for the three months ended June 30, 2007. For the six months ended June 30, 2008, the cost of sales represented 77.4% of net sales compared to 73.5% for the same period of 2007. The reduction in gross margin for both the quarter and six months ended June 30, 2008, compared to prior periods, is the result, principally, of increased cost of raw materials, not fully offset by increases in selling prices for finished goods during the period, including cost increases principally of polyester and polyethylene sheeting, resin and latex. Certain of our supply agreements include provisions for adjusting the selling price of finished goods based on changes in certain raw materials costs, generally determined on a quarterly basis. Margins are negatively affected when raw materials prices increase prior to the time an adjustment is made under these agreements. Further, we do not have such agreements with respect to our novelty balloon products and we are not able, in all instances, to raise the selling price of such products to compensate for the increase in raw materials costs.

General and Administrative. During the three months ended June 30, 2008, general and administrative expenses were $1,456,000 or 11.7% of net sales, compared to $1,297,000 or 14.0% of net sales for the same period in 2007. For the six months ended June 30, 2008, general and administrative expenses were $2,615,000 or 11.3% of net sales, compared to $2,509,000 or 14.3% of net sales for the same period in 2007. During the quarter and six months ended June 30, 2008, administrative expenses declined as a percentage of sales but increased on an absolute basis. The increase is attributable principally to the increase in total employee compensation.

Selling. During the three months ended June 30, 2008, selling expenses were $277,000 or 2.2% of net sales, compared to $225,000 or 2.4% of net sales for the same period in 2007. For the six months ended June 30, 2008, selling expenses were $464,000 or 2.0% of net sales, compared to $430,000 or 2.5% of net sales for the same period in 2007. During the quarter and six months ended June 30, 2008, selling expenses declined as a percentage of sales but increased on an absolute basis. This increase is attributable principally to salaries and traveling expenses related to selling.

Advertising and Marketing. During the three months ended June 30, 2008, advertising and marketing expenses were $425,000 or 3.4% of net sales for the period, compared to $396,000 or 4.3% of net sales for the same period of 2007. For the six months ended June 30, 2008, advertising and marketing expenses were $772,000 or 3.3% of net sales for the period, compared to $687,000 or 3.9% of net sales for the same period of 2007. During the quarter and six months ended June 30, 2008, advertising and marketing expenses declined as a percentage of sales but increased on an absolute basis. This increase is attributable principally to (i) salaries related to advertising and marketing, (ii) booth expenses for trade shows, and (ii) commissions related to our ZipVac™ product line.

Other Income (Expense). During the three months ended June 30, 2008, the Company incurred net interest expense of $287,000, compared to net interest expense during the same period of 2007 in the amount of $297,000. For the six months ended June 30, 2008, the Company incurred net interest expense of $558,000, compared to net interest expense during the same period of 2007 in the amount of $634,000. The decrease in interest expense is due to lower applicable interest rates on outstanding loan principal amounts.

During the three months ended June 30, 2008, the Company had other income of $13,000 compared to other income of $45,000 for the same period of 2007. For the six months ended June 30, 2008, the Company had other income of $43,000 compared to other income of $99,000 for the same period of 2007. Both amounts consisted principally of foreign currency transaction gains.

Income Taxes. For the three months ended June 30, 2008, the Company reported a consolidated income tax benefit of $5,000, compared to an income tax expense of $151,000 for the second quarter of 2007. For the second quarter 2008, this income tax provision was composed principally of a income tax benefit of $5,000 related to the loss of Flexo Universal (our Mexico subsidiary). For the United States entity, there was no provision for income tax expense or benefit, by reason of the fact that the provision for income tax expense was offset by a reduction of the valuation allowance with respect to the deferred tax asset. For the second quarter of 2007, the income tax expense consisted of provisions for income tax on the income of CTI Balloons and Flexo Universal.

For the six months ended June 30, 2008, we recorded an income tax expense of $116,000 compared to an income tax expense of $115,000 for the six months ended June 30, 2007. For both of these periods, the amount of the income tax expense recorded related to net income of CTI Balloons and Flexo Universal. In these periods, there was no provision for income tax expense for the United States entity by reason of the fact that the income tax provision was offset by a reduction of the valuation allowance with respect to the deferred tax asset.

Net Income. For the three months ended June 30, 2008, the Company had net income of $485,000 or $0.17 per share (basic and diluted), compared to net income for the same period of 2007 of $423,000 or $0.18 per share basic and $0.17 diluted. For the six months ended June 30, 2008, the Company had net income of $764,000 or $0.28 per share basic and $0.26 diluted, compared to net income from operations of $371,000 or $0.17 per share basic and $0.15 diluted for the same period of 2007. The difference in net income for the second quarter of 2008 compared to the same period of 2007 is attributable principally to increased sales and gross profits.

Financial Condition, Liquidity and Capital Resources

Cash Flow Items.

Operating Activities. During the six months ended June 30, 2008, net cash provided by operations was $928,000, compared to net cash provided by operations during the six months ended June 30, 2007 of $1,213,000.

Significant changes in working capital items during the six months ended June 30, 2008 consisted of (i) an increase in accounts receivable of $1,106,000, (ii) depreciation and amortization in the amount of $760,000, (iii) a decrease of $184,000 in prepaid expenses and other assets and (iv) a decrease in accrued liabilities of $440,000.

Investing Activity. During the six months ended June 30, 2008, cash used in investing activity was $848,000, compared to $785,000 in the same period of 2007. We do anticipate incurring additional capital expenditures during the balance of 2008 for improvements and for the acquisition or upgrade of production equipment.

Financing Activities. During the six months ended June 30, 2008, cash provided by financing activities was $693,000 compared to cash used in financing activities for the same period of 2007 in the amount of $289,000. During the six months ended June 30, 2008 financing activities included the receipt of $433,000 from the increase in the balances on our revolving line of credit, the receipt of $1,224,000 from the issuance of additional long term debt, and payment of long term debt obligations in the amount of $564,000.

Liquidity and Capital Resources. At June 30, 2008, the Company had cash balances of $1,260,000. At June 30, 2008, the Company had a working capital balance of $3,518,000 compared to a working capital balance of $1,318,000 at December 31, 2007.

The Company's current cash management strategy includes utilizing the Company's revolving line of credit for liquidity. Under our line of credit with RBS Citizens N.A. (formerly Charter One Bank), we are entitled to borrow an amount equal to 85% of eligible receivables and 60% of eligible inventory, up to a maximum of $9,000,000. Foreign receivables and inventory held by our foreign subsidiaries are not eligible. In addition, in order to be permitted to make advances under the line of credit, we are required to meet various financial covenants. As of June 30, 2008, we had complied with all applicable financial covenants in the loan agreement. Based on our results to date for the year and our projected results of operations for the balance of this year, we believe we will be in compliance with all applicable financial covenants of the loan agreement for the balance of 2008. Further, we believe that with our present cash and working capital and the amounts available to us under our line of credit and through sales of common stock, we will have sufficient funds to enable us to meet our obligations through the next twelve months.

The loan agreement provides for interest at varying rates in excess of the Bank’s prime rate, depending on the level of senior debt to EBITDA over time. As of June 30, 2008, the applicable premium being applied was 0.75%.

Also, under the loan agreement, we were required to purchase a swap agreement with respect to at least 60% of the mortgage and term loan portions of our loan. On April 5, 2006, we entered into a swap arrangement with RBS Citizens N.A. (formerly Charter One Bank) with respect to 60% of the principal amounts of the mortgage loan and the term loan, which had the effect of fixing the interest rate for such portions of the loans at 8.49% for the balance of the loan terms. On January 28, 2008 we entered into a swap arrangement with RBS Citizens for an additional $3,000,000 on our revolving line of credit, which had the effect of fixing the interest rate at 6.17%. These swap arrangements are subject to some market variation due to market interest rate variability. Management believes that these variations will not materially affect the results of the Company. As of June 30, 2008, the net effect of these market adjustments were $115,000, which has been recorded in the Company’s consolidated financial statements. As the swap agreement has been designated as a hedge, the net effect for the six months ended June 30, 2008 was ($8,000) which is recorded in our equity section.

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

On December 28, 2006, we filed a Registration Statement for the registration of 403,500 shares of our common stock. On January 26, 2007, the Registration Statement was declared effective. Since that time, we have sold an aggregate of 323,625 shares of common stock to Cornell under the SEDA and have received net proceeds from the sale of those shares in the amount of $1,355,000. On July 24, 2008, we filed a Post Effective Amendment to the Registration Statement which became effective on August 1, 2008.

Seasonality

In recent years, sales in the metalized balloon product line have historically been seasonal with approximately 45% occurring in the period from December through March and 21% being generated in the period from July through October. The sale of latex balloons and laminated film products have not historically been seasonal.

Critical Accounting Policies

Please see our Annual Report on Form 10-K for the year ended December 31, 2007 presented on pages 38-40, for a description of policies that are critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. No material changes to such information have occurred during the six months ended June 30, 2008.

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

Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk

Not applicable.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures: Our Principal Executive Officer and Principal Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2008. Based on such review and evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were adequate and effective to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended (a) is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and (b) is accumulated and communicated to the Company’s management, including the officers, as appropriate to allow timely decisions regarding required disclosure.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to the information set forth in the Report on Form 10Q filed on May 14, 2008.

In addition, the Company is party to certain lawsuits or claims arising in the normal course of business. The ultimate outcome of these matters is unknown, but in the opinion of management, we do not believe any of these proceedings or claims will have, individually or in the aggregate, a material adverse effect upon our financial condition or future results of operation.

Item 1A. Risk Factors

Not applicable.

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

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders on June 20, 2008, the following matters were submitted to a vote of the shareholders.

1.	Election of seven directors;

2.	Ratification of the Board’s selection of Blackman Kallick, LLP as our independent certified public accountants.

A total of 2,473,235 shares (approximately 91% of our issued and outstanding shares) were represented in person or by proxy at the meeting. These shares were voted on the matters presented at the meeting as follows:

1.	For the election of individuals nominated as directors:

Name	Total Votes For	Total Votes Against or Withheld
John H. Schwan	2,449,134	24,101
Howard W. Schwan	2,449,134	24,101
Stephen M. Merrick	2,449,134	24,101
Bret Tayne	2,464,334	8,901
Stanley M. Brown	2,464,334	8,901
John I. Collins	2,464,334	8,901
Phil Roos	2,464,215	9,020

2.	Ratification of the Board of Directors selection of Blackman Kallick, LLP as our independent certified public accountants.

Total Votes For	Total Votes Against	Total Broker Non- Votes And Total Votes Abstain
2,455,097	9,283	8,855

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

CTI INDUSTRIES CORPORATION

Dated: August 13, 2008	By:	/s/ Howard W. Schwan
Howard W. Schwan, President and Chief Executive Officer

By:	/s/ Stephen M. Merrick
Stephen M. Merrick Executive Vice President and Chief Financial Officer