Form 10-Q
period 2008-09-30
CTI INDUSTRIES CORP
filed 2008-11-14
CIK 1042187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

The number of shares outstanding of the Registrant’s common stock as of November 1, 2008 was 2,808,720.

INDEX

PART I - FINANCIAL INFORMATION

Item No. 1	Financial Statements
	Condensed Interim Balance Sheet at September 30, 2008 (unaudited) and December 31, 2007	3
	Condensed Interim Statements of Income (unaudited) for the three
	months and nine months ended September 30, 2008 and September 30, 2007	4
	Condensed Interim Statements of Cash Flows (unaudited) for the nine
	months ended September 30, 2008 and September 30, 2007	5
	Condensed Interim Consolidated Earnings per Share (unaudited) for the three
	months and nine months ended September 30, 2008 and September 30, 2007	6
	Notes to Condensed Consolidated Financial Statements	7
Item No. 2	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	18
Item No. 3	Quantitative and Qualitative Disclosures Regarding Market Risk	26
Item No. 4	Controls and Procedures	26

PART II - OTHER INFORMATION

Item No. 1	Legal Proceedings	27
Item No. 1A	Risk Factors	27
Item No. 2	Unregistered Sales of Equity Securities and Use of Proceeds	27
Item No. 3	Defaults Upon Senior Securities	27
Item No. 4	Submission of Matters to a Vote of Security Holders	27
Item No. 5	Other Information	27
Item No. 6	Exhibits	28
	Signatures
	Exhibit 31.1
	Exhibit 31.2
	Exhibit 32.1
	Exhibit 32.2

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

CTI Industries Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

	September 30, 2008	December 31, 2007
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$860,016	$483,112
Accounts receivable, (less allowance for doubtful accounts of $441,000	6,738,667	5,950,551
and $312,000, respectively)
Inventories, net	10,742,677	9,700,618
Net deferred income tax asset	835,337	1,014,451
Prepaid expenses and other current assets	590,138	651,969

Total current assets	19,766,835	17,800,701

Property, plant and equipment:
Machinery and equipment	21,493,974	19,520,741
Building	3,179,909	3,035,250
Office furniture and equipment	1,889,516	1,900,219
Intellectual property	416,400	305,017
Land	250,000	250,000
Leasehold improvements	465,544	465,838
Fixtures and equipment at customer locations	2,385,150	2,381,921
Projects under construction	1,020,143	1,836,877
	31,100,636	29,695,863
Less : accumulated depreciation and amortization	(20,531,657)	(19,599,708)

Total property, plant and equipment, net	10,568,979	10,096,155

Other assets:
Deferred financing costs, net	44,697	113,209
Goodwill	989,108	989,108
Net deferred income tax asset	130,545	133,756
Other assets (due from related party $69,000 and $66,000, respectively)	202,447	191,206

Total other assets	1,366,797	1,427,279

TOTAL ASSETS	31,702,611	29,324,135
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Checks written in excess of bank balance	814,762	616,583
Trade payables	4,068,778	4,227,954
Line of credit	7,612,386	6,746,213
Notes payable - current portion	1,086,749	863,513
Notes payable - officers, current portion, net of debt discount of $89,000 and $89,000	1,363,255	2,157,065
Accrued liabilities	1,954,304	1,871,781

Total current liabilities	16,900,234	16,483,109

Long-term liabilities:
Other liabilities (related parties $953,000 and $1,070,000)	953,488	1,070,151
Notes payable, net of current portion	4,494,746	4,351,743
Notes payable - officers, subordinated, net of debt discount of $118,000 and $185,000	881,797	815,296
Total long-term liabilities	6,330,031	6,237,190
Minority interest	12,775	12,534
Stockholders' equity:
Preferred Stock -- no par value 2,000,000 shares authorized
0 shares issued and outstanding	-	-
Common stock - no par value, 5,000,000 shares authorized,
2,808,720 and 2,569,124 shares issued and 2,808,720 and 2,569,124	3,764,020	3,764,020
outstanding, respectively
Paid-in-capital	8,520,336	6,754,077
Warrants issued in connection with subordinated debt and bank debt	443,313	1,038,487
Accumulated deficit	(3,330,613)	(4,363,999)
Accumulated other comprehensive loss	(937,485)	(601,283)

Total stockholders' equity	8,459,571	6,591,302

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$31,702,611	$29,324,135

See accompanying notes to condensed consolidated unaudited financial statements

CTI Industries Corporation and Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007

Net Sales	$11,952,979	$8,672,726	$35,148,626	$26,210,428

Cost of Sales	9,210,708	7,055,243	27,161,791	19,945,862

Gross profit	2,742,271	1,617,483	7,986,835	6,264,566

Operating expenses:
General and administrative	1,449,018	1,413,133	4,063,614	3,922,572
Selling	246,554	161,820	710,196	592,294
Advertising and marketing	493,073	325,643	1,264,884	1,012,862

Total operating expenses	2,188,645	1,900,596	6,038,694	5,527,728

Income (loss) from operations	553,626	(283,113)	1,948,141	736,838

Other income (expense):
Interest expense	(245,518)	(351,266)	(803,358)	(984,890)
Interest income	2,872	2,437	4,047	8,563
Foreign currency gain	24,912	72,135	67,123	165,482

Total other expense, net	(217,734)	(276,694)	(732,188)	(810,845)

Income (loss) before income taxes and minority interest	335,892	(559,807)	1,215,953	(74,007)

Income tax expense (benefit)	66,487	(145,939)	182,326	(31,053)

Income (loss) before minority interest	269,405	(413,868)	1,033,627	(42,954)

Minority interest in (loss) income of subsidiary	(24)	(34)	241	(103)

Net income (loss)	$269,429	$(413,834)	$1,033,386	$(42,851)

Other Comprehensive Income
Unrealized loss on derivative instruments	$(64,422)	$(55,336)	$(56,673)	$(24,176)
Foreign currency adjustment	$(380,288)	$(63,674)	$(279,529)	$(65,126)
Comprehensive income	$(175,281)	$(532,844)	$697,184	$(132,153)

Basic income (loss) per common share	$0.10	$(0.18)	$0.38	$(0.02)

Diluted income (loss) per common share	$0.09	$(0.18)	$0.35	$(0.02)

Weighted average number of shares and equivalent shares
of common stock outstanding:
Basic	2,799,501	2,339,467	2,747,604	2,275,541

Diluted	2,968,895	2,339,467	2,934,736	2,275,541

See accompanying notes to condensed consolidated unaudited financial statements

CTI Industries Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended September 30,
	2008	2007

Cash flows from operating activities:
Net income (loss)	$1,033,386	$(42,852)
Adjustment to reconcile net income (loss) to cash
(used in) provided by operating activities:
Depreciation and amortization	1,170,994	1,105,865
Amortization of debt discount	66,501	68,282
Stock based compensation	45,000	-
Minority interest in loss (gain) of subsidiary	241	(103)
Provision for losses on accounts receivable	133,643	96,543
Provision for losses on inventories	75,201	59,489
Stock issued under consulting agreement	27,625	79,050
Deferred income taxes	182,325	(31,052)
Change in assets and liabilities:
Accounts receivable	(1,012,492)	610,443
Inventories	(1,158,513)	(1,623,794)
Prepaid expenses and other assets	228,793	(136,618)
Trade payables	(177,303)	1,053,307
Accrued liabilities	(231,474)	(387,204)

Net cash provided by operating activities	383,927	851,356

Cash used in investing activity - purchases of property, plant and equipment	(1,502,751)	(1,701,707)

Net cash used in investing activity	(1,502,751)	(1,701,707)

Cash flows from financing activities:
Change in checks written in excess of bank balance	201,302	1,265,461
Net change in revolving line of credit	866,173	(858,668)
Proceeds from issuance of long-term debt and warrants	1,224,268	297,959
Repayment of long-term debt (related parties $117,000 and $103,000)	(851,172)	(934,575)
Proceeds from exercise of stock options	16,775	145,911
Proceeds from issuance of stock, net	94,500	882,324
Cash paid for deferred financing fees	(19,426)	(14,213)

Net cash provided by financing activities	1,532,420	784,199

Effect of exchange rate changes on cash	(36,693)	13,001

Net increase (decrease) in cash and cash equivalents	376,903	(53,151)

Cash and cash equivalents at beginning of period	483,113	384,565

Cash and cash equivalents at end of period	$860,016	$331,414

Supplemental disclosure of cash flow information:
Cash payments for interest	$807,985	$972,888

Cash payments for taxes	$90,206	$81,900

Supplemental Disclosure of non-cash investing and financing activity
Stock subscription receivable (Other current assets)	$-	$188,730

Stock issued under consulting agreement	$27,625	$79,050

Exercise of Warrants and payment of Subordinated Debt	$793,810	$-

Property, Plant & Equipment acquisitions funded by liabilities	$54,604	$73,139

See accompanying notes to condensed consolidated unaudited financial statements

CTI Industries Corporation and Subsidiaries
Condensed Consolidated Earnings per Share (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Basic
Average shares outstanding:
Weighted average number of common shares
outstanding	2,799,501	2,339,467	2,747,604	2,275,541

Net income:
Net income (loss):	$269,429	$(413,834)	$1,033,386	$(42,851)

Per share amount	$0.10	$(0.18)	$0.38	$(0.02)

Diluted
Average shares outstanding:
Weighted average number of common shares
outstanding	2,799,501	2,339,467	2,747,604	2,275,541

Effect of dilutive shares	169,394	-	187,132	-

Weighted average number of shares and
equivalent shares of common stock
outstanding	2,968,895	2,339,467	2,934,736	2,275,541

Net income:
Net income (loss)	$269,429	$(413,834)	$1,033,386	$(42,851)

Per share amount	$0.09	$(0.18)	$0.35	$(0.02)

See accompanying notes to condensed consolidated unaudited financial statements

CTI Industries Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 - Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited but in the opinion of management contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the consolidated financial position and the consolidated results of operations and consolidated cash flows for the periods presented in conformity with generally accepted accounting principles for interim consolidated financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2007.

Reclassification - Consolidated Statements of Cash Flow:

To conform to the 2008 presentation, previously reported 2007 amounts for (increase) decrease in property, plant and equipment and increase (decrease) in trade payables have been reclassified and restated within the consolidated statements of cash flows. This reclassification had no impact to total net cash provided by operating investing activities within the consolidated statements of cash flows.

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

Earnings per share:

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during each period.

Diluted earnings per share is computed by dividing the net income by the weighted average number of shares of common stock and equivalents (stock options and warrants), unless anti-dilutive, during each period.

As of September 30, 2008, shares to be issued upon the exercise of options and warrants aggregated 200,997 and 303,030, respectively. As of September 30, 2007, shares to be issued upon the exercise of options and warrants were 202,106 and 466,030, respectively. The number of anti-dilutive shares (not included in the determination of earnings on a diluted basis) for the three months ended September 30, 2008 were 6,000 and for the nine months ended September 30, 2008 were 19,000. All of such shares were represented by outstanding options. The number of anti-dilutive shares (not included in the determination of earnings on a diluted basis) for the three months ended September 30, 2007 were 193,557 of which 163,000 were represented by warrants and 30,557 were represented by options, and for the nine months ended September 30, 2007 were 30,557 (all of which were represented by options).

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS No. 159, which permits entities to elect to measure many financial instruments and certain other items at fair value. Upon adoption of SFAS No. 159, an entity may elect the fair value option for eligible items that exist at the adoption date. Subsequent to the initial adoption, the election of the fair value option should only be made at the initial recognition of the asset or liability or upon a re-measurement event that gives rise to the new-basis of accounting. All subsequent changes in fair value for that instrument are reported in earnings. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be recorded at fair value nor does it eliminate disclosure requirements included in other accounting standards. SFAS No. 159 is effective as of the beginning of each reporting entity’s first fiscal year that begins after November 15, 2007. We adopted SFAS No. 159 on January 1, 2008 and did not elect to measure any additional assets or liabilities at fair value.

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

The Company’s net income for the three months ended September 30, 2008 and 2007 includes approximately $15,000 and $0, respectively of compensation costs related to share based payments. The Company’s net income for the nine months ended September 30, 2008 and 2007 includes approximately $45,000 and $0, respectively of compensation costs related to share based payments. As of September 30, 2008 there is $103,000 of unrecognized compensation expense related to non-vested stock option grants. We expect approximately $8,000 to be recognized over the remainder of 2008, and approximately $54,000 and $41,000 to be recognized during the years ended 2009 and 2010, respectively.

As of September 30, 2008, the Company had four stock-based compensation plans pursuant to which stock options may be granted. The Plans provide for the award of options, which may either be incentive stock options (“ISOs”) within the meaning of Section 422A of the Internal Revenue Code of 1986, as amended (the “Code”) or non-qualified options (“NQOs”) which are not subject to special tax treatment under the Code.

On April 30, 2007, the Board of Directors approved for adoption, effective October 1, 2007, the 2007 Stock Option Plan (“Plan”). The Plan authorizes the grant of options to purchase up to an aggregate of 150,000 shares of the Company’s Common Stock. As of September 30, 2008, 80,000 options had been granted and 77,500 remain outstanding.

A summary of the Company’s stock option activity and related information is as follows:

	Shares under Option	Weighted Average Exercise Price	Weighted Average Contractual Life	Aggregate Intrinsic Value
Balance at December 31, 2007	268,365	$3.71
Granted	6,000	6.14
Cancelled	(65,011)	5.42
Exercised	(8,357)	2.01
Outstanding at September 30, 2008	200,997	3.30	4.29	$619,146

Exercisable at September 30, 2008	141,377	$2.65	4.75	$549,969

A summary of the Company’s stock warrant activity and related information is as follows:

	Shares under Warrant	Weighted Average Exercise Price	Weighted Average Contractual Life	Aggregate Intrinsic Value
Balance at December 31, 2007	466,030	$3.85
Granted	-	-
Cancelled	-	-
Exercised	(163,000)	4.87
Outstanding at September 30, 2008	303,030	3.30	2.50	$830,000

Exercisable at September 30, 2008	303,030	$3.30	2.50	$830,000

The aggregate intrinsic value in the tables above represents the total pre-tax intrinsic value (the difference between the closing price of the Company’s common stock on the last trading day of the quarter ended September 30, 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all the option holders exercised their options on September 30, 2008. During the three months ended September 30, 2008, 5,381 options were exercised and proceeds of $11,150 were received by the Company. For the nine months ended September 30, 2008, 8,357 options were exercised and proceeds of $16,775 were received by the Company. There was no cash received from the warrants exercised as they were in exchange for a decrease in subordinated debt. See Note 11 regarding the issuance of common stock to Babe Winkelman Productions, Inc.

Note 3 - Legal Proceedings

On December 20, 2006, Pliant Corporation filed an action against the Company in the Circuit Court of Cook County, Illinois. In the action, Pliant claims that there is due from the Company to Pliant the sum of $245,000 for goods sold and delivered by Pliant to the Company as well as interest on such amount. On February 21, 2007, the Company filed an answer to the complaint and counterclaim denying liability and asserting certain claims against Pliant for damages for the sale by Pliant to the Company of defective products. Management intends to defend the claims of Pliant in this action and to pursue its counterclaims and believes that the Company has established adequate reserves regarding the claim. Management is unable to estimate a range of possible loss, if any, in excess of amounts accrued.

The Company is party to certain lawsuits arising in the normal course of business. The ultimate outcome of these matters is unknown but, in the opinion of management, the settlement of these matters is not expected to have a significant effect on the future financial position or results of operations of the Company.

Note 4 - Other Comprehensive Loss; Derivative Instruments; Fair Value

In the three months ended September 30, 2008 the company incurred comprehensive loss of $445,000, principally from an unrealized loss on a derivative instrument of $64,000 and a loss of $381,000 from foreign currency translation adjustments. In the nine months ended September 30, 2008 the company incurred comprehensive loss of $336,000, principally from an unrealized loss on a derivative instrument of $57,000 and a loss of $279,000 from foreign currency translation adjustments.

On April 5, 2006 and on January 28, 2008, the Company entered into swap agreements with RBS Citizens N.A. (the “Bank”) in connection with portions of the principal amount of a revolving loan, mortgage loan and term loan to the Company under a Loan and Security Agreement with the Bank. These swap agreements are designated as cash flow hedges and hedge the Company’s exposure to interest rate fluctuations on portions of the Company’s floating rate loans. These swap agreements are derivative financial instruments and the Company determines the fair market value of these agreements on a quarterly basis, based on the Bank’s mark-to-market statement, recording the fair value of these contracts in the balance sheet with the offset to other comprehensive loss. As of September 30, 2008, the Company has recorded the fair value of these swap agreements on the balance sheet as a liability of $180,000. For the quarter ended September 30, 2008, the Company recorded an unrealized loss with respect to these swap agreements of $64,000 in other comprehensive income and, for the nine months ended September 30, 2008, the Company recorded an unrealized loss of $57,000 with respect to these swap agreements in other comprehensive income, which represents the change in the value of these swap agreements in such periods.

The following table sets forth the accumulated balance of other comprehensive loss and each component.

Accumulated Other Comprehensive Loss Balances as of September 30, 2008

			Accumulated
	Foreign	Unrealized	Other
	Currency	Gains on	Comprehensive
	Items	Derivatives	Income

Beginning balance	$(501,000)	$(99,000)	$(601,000)

Current period Change, net of tax	(280,000)	(57,000)	(336,000)

Ending balance	$(781,000)	$(156,000)	$(937,000)

For the three and nine months ended September 30, 2008 no tax benefit for foreign currency translation adjustments has been recorded as such amounts would result in a deferred tax asset. For the three and nine months ended September 30, 2008 no income tax benefit was recorded for the unrealized losses on the derivative instruments by reason of the fact that the tax benefit was offset by a valuation allowance with respect to the related deferred tax asset.

Note 5 - Inventories, Net

	September 30,	December 31,
	2008	2007
Raw materials	$1,935,000	$1,452,000
Work in process	920,000	1,423,000
Finished goods	8,233,000	7,208,000
Allowance for excess quantities	(345,000)	(382,000)
Total inventories	$10,743,000	$9,701,000

Note 6 - Geographic Segment Data

The Company has determined that it operates primarily in one business segment which designs, manufactures and distributes film products for use in packaging and novelty balloon products. The Company operates in foreign and domestic regions. Information about the Company's operations by geographic areas is as follows:

	Net Sales		Net Sales
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

United States	$9,047,000	$6,123,000	$27,354,000	$19,301,000
Mexico	2,328,000	1,802,000	5,733,000	4,551,000
United Kingdom	578,000	748,000	2,062,000	2,358,000
	$11,953,000	$8,673,000	$35,149,000	$26,210,000

	Net Income		Net Income
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

United States	$170,000	$(454,000)	$769,000	$(189,000)
Mexico	101,000	16,000	90,000	6,000
United Kingdom	(2,000)	24,000	174,000	140,000
	$269,000	$(414,000)	$1,033,000	$(43,000)

	Total Assets at
	September 30,	December 31,
	2008	2007
United States	$25,465,000	$23,128,000
Mexico	5,417,000	5,110,000
United Kingdom	821,000	1,086,000
	$31,703,000	$29,324,000

Note 7 - Cash and Cash Equivalents Concentration

As of September 30, 2008, the Company had cash and cash equivalents deposits at one financial institution that exceeded FDIC limits by $276,000.

Note 8 - Concentration of Credit Risk

Concentration of credit risk with respect to trade accounts receivable is generally limited due to the number of entities comprising the Company's customer base. The Company performs ongoing credit evaluations and provides an allowance for potential credit losses against the portion of accounts receivable which is estimated to be uncollectible. Such losses have historically been within management's expectations. During the three and nine months ended September 30, 2008, there were three customers whose purchases represented more than 10% of the Company’s consolidated net sales. The sales to each of these customers for the three and nine months ended September 30, 2008 are as follows:
During the three and nine months ended September 30, 2007, there were three customers whose purchases represented more than 10% of the Company’s consolidated net sales. The sales to each of these customers for the three and nine months ended September 30, 2007 are as follows:

	Three Months Ended September 30, 2008		Nine Months Ended September 30, 2008
Customer	Net Sales	% of Net Sales	Net Sales	% of Net Sales

Customer A	$2,569,000	21.5%	$6,307,000	17.9%
Customer B	$2,390,000	20.0%	$5,974,000	17.0%
Customer C	$1,520,000	12.7%	$6,267,000	17.8%

During the three and nine months ended September 30, 2007, there were three customers whose purchases represented more than 10% of the Company’s consolidated net sales. The sales to each of these customers for the three and nine months ended September 30, 2007 are as follows:

	Three Months Ended September 30, 2007		Nine Months Ended September 30, 2007
Customer	Net Sales	% of Net Sales	Net Sales	% of Net Sales

Customer B	$1,960,000	22.6%	$5,300,000	20.2%
Customer C	$1,018,000	11.7%	$4,165,000	15.9%
Customer D	$1,124,000	13.0%	$2,887,000	11.0%

As of September 30, 2008, the total amount owed by these customers was $1,381,000 or 20.5%, $1,173,000, or 17.4% and $470,000, or 7.0% of the Company’s consolidated accounts receivable. The amounts owed at September 30, 2007 were $284,000, or 5.0%, $997,000, or 17.4% and $667,000 or 11.7%, of the Company’s consolidated net accounts receivable, respectively.

Note 9 - Related Party Transactions

Stephen M. Merrick, Executive Vice President, Secretary and a Director of the Company, is of counsel to the law firm of Vanasco Genelly and Miller PC which provides legal services to the Company. Legal fees incurred by the Company with this firm for the nine months ended September 30, 2008 and 2007, respectively, were $138,000 and $85,000. Legal fees incurred by the Company with this firm for the three months ended September 30, 2008 and 2007, respectively, were $32,000 and $11,000.

John H. Schwan, Chairman of the Company, is a principal of Shamrock Packaging and affiliated companies. The Company made purchases of approximately $677,000 from Shamrock Packaging during the nine months ended September 30, 2008 and $388,000 during the nine months ended September 30, 2007. The Company made purchases of approximately $180,000 from Shamrock Packaging during the three months ended September 30, 2008 and $126,000 during the three months ended September 30, 2007.

John H. Schwan, Chairman of the Company, and Howard W. Schwan, President of the Company, are the brothers of Gary Schwan, one of the owners of Schwan Incorporated; which provides building maintenance and remodeling services to the Company. The Company received services from Schwan Incorporated of approximately $132,000 during the nine months ended September 30, 2008 and $95,000 during the nine months ended September 30, 2007. The Company received services from Schwan Incorporated of approximately $36,000 during the three months ended September 30, 2008 and $54,000 during the three months ended September 30, 2007.

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

Interest payments have been made to John H. Schwan and Stephen M. Merrick for loans made to the Company. During the nine months ended September 30, 2008 these interest payments totaled $117,000 and $49,000, respectively. For the nine months ended September 30, 2007 these interest payments totaled $149,000 and $75,000, respectively. During the three months ended September 30, 2008, the amounts were $35,000 and $13,000, respectively. For the three months ended September 30, 2007 these interest payments totaled $50,000 and $25,000, respectively.

Note 10 - Standby Equity Distribution Agreement (SEDA)

In July 2006, we entered into a Standby Equity Distribution Agreement (SEDA) with Cornell Capital Partners, LP (“Cornell Capital”) pursuant to which we may, at our discretion, periodically sell to Cornell Capital shares of common stock at a price equal to the volume weighted average price of our common stock on the NASDAQ Capital Market for the five days immediately following the date we notify Cornell Capital of our request. On December 28, 2006, we filed a Registration Statement with the SEC for the registration of 403,500 shares to be sold to Cornell Capital and Newbridge Securities (our placement agent). On January 28, 2007, the registration statement was declared effective. As of September 30, 2008, in connection with the SEDA, we have received $1,449,000 in net proceeds from Cornell Capital. Cornell Capital has purchased from us an aggregate of 341,864 shares of our common stock. On July 24, 2008, we filed a Post Effective Amendment to the Registration Statement which became effective on August 1, 2008.

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

Results of Operations

Net Sales. For the three months ended September 30, 2008, net sales were $11,953,000 compared to net sales of $8,673,000 for the same period of 2007, an increase of 38%. For the quarters ended September 30, 2008 and 2007, net sales by product category were as follows:

	Three Months Ended
	September 30, 2008		September 30, 2007
	$	% of	$	% of
Product Category	(000) Omitted	Net Sales	(000) Omitted	Net Sales

Metalized Balloons	3,313	28%	2,899	34%

Films	2,418	20%	2,104	24%

Pouches	3,767	31%	1,581	18%

Latex Balloons	2,267	19%	1,900	22%

Helium/Other	188	2%	189	2%

For the nine months ended September 30, 2008, net sales were $35,149,000 compared to net sales of $26,210,000 for the nine months ended September 30, 2007, an increase of 34%. For the nine months ended September 30, 2008 and 2007, net sales by product category were as follows:

	Nine Months Ended
	September 30, 2008		September 30, 2007
	$	% of	$	% of
Product Category	(000) Omitted	Net Sales	(000) Omitted	Net Sales

Metalized Balloons	12,829	37%	11,012	42%

Films	6,370	18%	5,891	22%

Pouches	9,656	27%	3,548	14%

Latex Balloons	5,737	16%	5,023	19%

Helium/Other	557	2%	745	3%

Metalized Balloons. During the three months ended September 30, 2008 revenues from the sale of metalized balloons increased by 14% compared to the prior year period from $2,899,000 to $3,313,000. During the nine months ended September 30, 2008 revenues from the sale of metalized balloons increased by 17% compared to the prior year period from $11,012,000 to $12,829,000. Most of this increase was the result of an increase in sales to a principal balloon customer.

Films. During the three months ended September 30, 2008 revenues from the sale of laminated films increased by 15% compared to the prior year period from $2,104,000 to $2,418,000. During the nine months ended September 30, 2008 revenues from the sale of laminated films increased by 8% compared to the prior year period from $5,891,000 to $6,370,000. The increase was the result of increased sales to a principal customer.

Pouches. During the three months ended September 30, 2008 revenues from the sale of pouches increased by 138% compared to the prior year period from $1,581,000 to $3,767,000. For the nine months ended September 30, 2008 revenues from the sale of pouches increased by 172% compared to the prior year period from $3,548,000 to $9,656,000. This significant increase was the result of sales of product under a new supply arrangement.

Latex Balloons. During the three months ended September 30, 2008 revenues from the sale of latex balloons increased by 19% compared to the prior year period from $1,900,000 to $2,267,000. For the nine months ended September 30, 2008 revenues from the sale of latex balloons increased by 14% compared to the prior year period from $5,023,000 to $5,737,000.

Sales to a limited number of customers continue to represent a large percentage of our net sales. The table below illustrates the impact on sales of our top three and ten customers for the three and nine months ended September 30, 2008 and 2007.

	Three Months Ended		Nine Months Ended
	% of Net Sales		% of Net Sales
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007

Top 3 Customers	54.2%	47.3%	52.8%	47.1%

Top 10 Customers	76.1%	67.8%	72.5%	64.4%

During the nine months ended September 30, 2008, there were three customers whose purchases represented more than 10% of the Company’s consolidated net sales. The sales to each of these customers for the nine months ended September 30, 2008 were $6,307,000 or 18%, $6,267,000 or 18%, and $5,974,000 or 17% of consolidated net sales, respectively. The first customer is new to the Company in 2008. Sales of the other two customers in the same period of 2007 were $4,165,000 or 16%, and $5,300,000 or 20% of consolidated net sales, respectively. During the three months ended September 30, 2008, there were three customers whose purchases represented more than 10% of the Company’s consolidated net sales. The sales to each of these customers for the three months ended September 30, 2008 were $2,569,000 or 22%, $2,390,000 or 20%, and $1,520,000 or 13% of consolidated net sales, respectively. The first customer is new to the Company in 2008. Sales of the other two customers in the same period of 2007 were $1,960,000 or 23%, and $1,018,000 or 11% of consolidated net sales, respectively. As of September 30, 2008, the total amount owed to the Company by these customers was $1,381,000 or 21%, $1,173,000 or 17% and $470,000, or 7%, of the Company’s consolidated accounts receivables. The amounts owed at September 30, 2007 were $997,000, or 17%, and $667,000, or 12% of the Company’s consolidated net accounts receivables, respectively.

Cost of Sales. During the three months ended September 30, 2008, the cost of sales represented 77% of net sales compared to 81% for the three months ended September 30, 2007. For the nine months ended September 30, 2008, the cost of sales represented 77% of net sales compared to 76% for the same period of 2007. In the third quarter 2007, gross margins were negatively affected by certain production expenses not present in the third quarter 2008, including: (i) set-up, testing and initial production costs associated with the installation and initial production of pouch product lines and (ii) relatively low levels of production resulting in higher production overhead unit costs, which together account generally for the difference in margin levels between the third quarter 2008 compared to the same period of 2007. We have estimated the costs of set-up, testing and initial production expenses incurred during the third quarter 2007 were approximately $627,000 of which $549,000 was capitalized. For the third quarter 2008 and the nine month period ended September 30, 2008, gross margins were negatively affected by increases in the costs of raw materials in those periods compared to the same periods of 2007. We have determined that raw materials for United States production increased, on average, 14.4% over the nine months ended September 30, 2008, from the pricing levels in effect at December 31, 2007. Certain of our supply agreements include provisions for adjusting the selling price of finished goods based on certain raw materials costs, generally determined on a quarterly basis, so to some degree, we were able to adjust selling prices during the period based on increases in raw materials costs. However, there is a lag between the time of such cost increases and the time we can increase selling prices. Further, we do not have such agreements with respect to our novelty balloon products and we are not able, in all instances, to raise the selling price of such products to compensate for the increase in raw materials costs. Toward the end of the third quarter 2008 and extending into the fourth quarter 2008, the price of commodities which affect our raw materials costs (principally oil and latex) have declined significantly and we are beginning to experience reductions in certain of our raw materials costs. We do anticipate reductions in the cost of various raw materials over the next several months and believe that such reductions will result in improvement in our gross margins.

General and Administrative. During the three months ended September 30, 2008, general and administrative expenses were $1,449,000 or 12% of net sales, compared to $1,413,000 or 16% of net sales for the same period in 2007. For the nine months ended September 30, 2008, general and administrative expenses were $4,064,000 or 12% of net sales, compared to $3,923,000 or 15% of net sales for the same period in 2007. During the three and nine months ended September 30, 2008, administrative expenses declined as a percentage of sales but increased on an absolute basis. The increase is attributable principally to the increase in total employee compensation annual increases and additional personnel in the accounting area.

Selling. During the three months ended September 30, 2008, selling expenses were $247,000 or 2% of net sales, compared to $162,000 or 2% of net sales for the same period in 2007. For the nine months ended September 30, 2008, selling expenses were $710,000 or 2% of net sales, compared to $592,000 or 2% of net sales for the same period in 2007. During the three and nine months ended September 30, 2008, selling expenses remained stable as a percentage of sales but increased on an absolute basis. This increase is attributable principally to salaries, $35,000 for the three months and $74,000 for the nine months ending September 30, 2008, and traveling expenses related to selling, $21,000 for the three months and $43,000 for the nine months ending September 30, 2008.

Advertising and Marketing. During the three months ended September 30, 2008, advertising and marketing expenses were $493,000 or 4% of net sales for the period, compared to $326,000 or 4% of net sales for the same period of 2007. For the nine months ended September 30, 2008, advertising and marketing expenses were $1,265,000 or 4% of net sales for the period, compared to $1,013,000 or 4% of net sales for the same period of 2007. During the three and nine months ended September 30, 2008, advertising and marketing expenses remained stable as a percentage of sales but increased on an absolute basis. This increase is attributable principally to (i) marketing and promotional activities including allowances to balloon and pouch customers of $114,000 and $136,000 for the three and nine month period ending September 30, 2008, (ii) website enhancements relating to our ZipVac™ product line of $24,000 and $42,000 for the three and nine month period ending September 30, 2008, and (iii) trade show expense relating primarily to our ZipVac™ product line of $20,000 and $59,000 for the three and nine month period ending September 30, 2008.

Other Income (Expense). During the three months ended September 30, 2008, the Company incurred net interest expense of $243,000, compared to net interest expense during the same period of 2007 in the amount of $349,000. For the nine months ended September 30, 2008, the Company incurred net interest expense of $799,000, compared to net interest expense during the same period of 2007 in the amount of $976,000. The decrease in interest expense is due to lower applicable interest rates on outstanding loan principal amounts.

During the three months ended September 30, 2008, the Company had other income of $25,000 compared to other income of $72,000 for the same period of 2007. For the nine months ended September 30, 2008, the Company had other income of $67,000 compared to other income of $165,000 for the same period of 2007. Both amounts consisted principally of foreign currency transaction gains.

Income Taxes. For the three months ended September 30, 2008, the Company reported a consolidated income tax expense of $66,000, compared to an income tax benefit of $146,000 during the same period in 2007. For the third quarter 2008, this income tax provision was composed principally of provisions for income tax on the income of CTI Balloons (our UK subsidiary) and Flexo Universal (our Mexico subsidiary). For the United States entity, there was no provision for income tax expense, by reason of the fact that the provision for income tax expense was offset by a reduction of the valuation allowance with respect to the deferred tax asset. For the third quarter of 2007, the income tax benefit related to losses incurred by our U.S. entity and Flexo Universal.

For the nine months ended September 30, 2008, we recorded an income tax expense of $182,000 compared to an income tax benefit of $31,000 for the nine months ended September 30, 2007. For both of these periods, the amount of the income tax expense or benefit recorded related to net income or loss of CTI Balloons and Flexo Universal. In these periods, there was no provision for income tax expense for the United States entity by reason of the fact that the income tax provision was offset by a reduction of the valuation allowance with respect to the deferred tax asset.

Net Income (Loss). For the three months ended September 30, 2008, the Company had net income of $269,000 or $0.10 per share (basic) and $0.09 (diluted), compared to net loss for the same period of 2007 of ($414,000) or ($0.18) per share (basic and diluted). For the nine months ended September 30, 2008, the Company had net income of $1,033,000 or $0.38 per share (basic) and $0.35 (diluted), compared to net loss from operations of ($43,000) or ($0.02) per share (basic and diluted) for the same period of 2007. The difference in net income for the third quarter of 2008 compared to the same period of 2007 is attributable principally to increased sales and gross profits.

Financial Condition, Liquidity and Capital Resources

Cash Flow Items.

Operating Activities. During the nine months ended September 30, 2008, net cash provided by operations was $384,000, compared to net cash provided by operations during the nine months ended September 30, 2007 of $851,000.

Significant changes in working capital items during the nine months ended September 30, 2008 consisted of (i) an increase in accounts receivable of $1,012,000, (ii) an increase in inventory of $1,159,000 (iii) depreciation and amortization in the amount of $1,171,000, (iv) a decrease of $229,000 in prepaid expenses and other assets and (v) a decrease in accrued liabilities of $231,000.

Investing Activity. During the nine months ended September 30, 2008, cash used in investing activity was $1,503,000, compared to $1,702,000 in the same period of 2007.

Financing Activities. During the nine months ended September 30, 2008, cash provided by financing activities was $1,532,000 compared to cash provided by financing activities for the same period of 2007 in the amount of $784,000. During the nine months ended September 30, 2008 financing activities included the receipt of $866,000 from the increase in the balances on our revolving line of credit, the receipt of $1,224,000 from the issuance of additional long term debt (proceeds under a capital lease line), and payment of long term debt obligations in the amount of $851,000.

Liquidity and Capital Resources. At September 30, 2008, the Company had cash balances of $860,000. At September 30, 2008, the Company had a working capital balance of $2,867,000 compared to a working capital balance of $1,318,000 at December 31, 2007.

The Company's current cash management strategy includes utilizing the Company's revolving line of credit for liquidity. Under our line of credit with RBS Citizens N.A. (formerly Charter One Bank), we are entitled to borrow an amount equal to 85% of eligible receivables and 60% of eligible inventory, up to a maximum of $9,000,000. Foreign receivables and inventory held by our foreign subsidiaries are not eligible. In addition, in order to be permitted to make advances under the line of credit, we are required to meet various financial covenants. As of September 30, 2008, we had complied with all applicable financial covenants in the loan agreement. Based on our results to date for the year and our projected results of operations for the balance of this year, we believe we will be in compliance with all applicable financial covenants of the loan agreement for the balance of 2008. Further, we believe that with our present cash and working capital and the amounts available to us under our line of credit and through sales of common stock, we will have sufficient funds to enable us to meet our obligations through the next twelve months.

The loan agreement provides for interest at varying rates in excess of the Bank’s prime rate, depending on the level of senior debt to EBITDA over time. As of September 30, 2008, the applicable premium being applied was 0.50%.

Also, under the loan agreement, we were required to purchase a swap agreement with respect to at least 60% of the mortgage and term loan portions of our loan. On April 5, 2006, we entered into a swap arrangement with RBS Citizens N.A. (formerly Charter One Bank) with respect to 60% of the principal amounts of the mortgage loan and the term loan, which had the effect of fixing the interest rate for such portions of the loans at 8.49% for the balance of the loan terms. On January 28, 2008 we entered into a swap arrangement with RBS Citizens for an additional $3,000,000 on our revolving line of credit, which had the effect of fixing the interest rate at 6.17%. These swap agreements are designated as a cash flow hedge and hedge the Company’s exposure to interest rate fluctuations on the Company’s floating rate loans. These swap arrangements are derivative financial instruments with respect to which we determine and record the fair market value each quarter. We record the fair market value of these contracts in the balance sheet, with an offset to other comprehensive loss. The fair market value of these swap agreements as of September 30, 2008 was a liability of $180,000. For the three months and nine months ended September 30, 2008, the other comprehensive loss included $62,000 and $57,000, respectively, of unrecognized losses representing the change in the mark-to-market value of the Company’s interest rate swap agreements for such periods. The swap agreements require monthly settlements of the difference between the amount to be received and paid under the agreements, the amount of which is recognized in current earnings as interest expense.

The revolving loan line of credit matures on January 31, 2009. We are engaged in discussions with the Bank for the renewal or extension of the revolving loan line of credit. Our term loan and mortgage loan with the bank mature on January 31, 2011.

On June 6, 2006, we entered into a Standby Equity Distribution Agreement with Cornell Capital Partners LLC pursuant to which we may, at our discretion, periodically sell to Cornell Capital shares of common stock for a total purchase price of up to $5 million. For each share of common stock purchased under the Standby Equity Distribution Agreement, Cornell Capital will pay one hundred percent (100%) of the lowest volume weighted average price (as quoted by Bloomberg, LP) of our common stock on the NASDAQ Capital Market or other principal market on which our common stock is traded for the five (5) days immediately following the notice date. The number of shares purchased by Cornell Capital for each advance is determined by dividing the amount of each advance by the purchase price for the shares of common stock. Furthermore, Cornell Capital will receive five percent (5%) of each advance in cash under the Standby Equity Distribution Agreement as an underwriting discount. Cornell’s obligation to purchase shares of our common stock under the Agreement is subject to certain conditions, including: (i) we have obtained an effective registration statement for the shares of common stock sold to Cornell under the Agreement and (ii) the amount of each advance requested by us under the Agreement shall not be more than $100,000.

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

We have registered 400,000 shares of common stock for the sale under the Standby Equity Distribution Agreement (SEDA). The Company and Cornell have agreed that the Company will not sell to Cornell Capital in excess of 400,000 shares unless and until the Company shall have obtained shareholder approval for such sales.

On December 28, 2006, we filed a Registration Statement for the registration of 403,500 shares of our common stock. On January 26, 2007, the Registration Statement was declared effective. Since that time, we have sold an aggregate of 341,864 shares of common stock to Cornell under the SEDA and have received net proceeds from the sale of those shares in the amount of $1,449,000. On July 24, 2008, we filed a Post Effective Amendment to the Registration Statement which became effective on August 1, 2008.

Seasonality

In recent years, sales in the metalized balloon product line have historically been seasonal with approximately 45% occurring in the period from December through March and 21% being generated in the period from July through October. The sale of latex balloons and laminated film products have not historically been seasonal.

Critical Accounting Policies

Please see our Annual Report on Form 10-K for the year ended December 31, 2007 presented on pages 38-40, for a description of policies that are critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. No material changes to such information have occurred during the nine months ended September 30, 2008.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS No. 159, which permits entities to elect to measure many financial instruments and certain other items at fair value. Upon adoption of SFAS No. 159, an entity may elect the fair value option for eligible items that exist at the adoption date. Subsequent to the initial adoption, the election of the fair value option should only be made at the initial recognition of the asset or liability or upon a re-measurement event that gives rise to the new-basis of accounting. All subsequent changes in fair value for that instrument are reported in earnings. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be recorded at fair value nor does it eliminate disclosure requirements included in other accounting standards. SFAS No. 159 is effective as of the beginning of each reporting entity’s first fiscal year that begins after November 15, 2007. We adopted SFAS No. 159 on January 1, 2008 and did not elect to measure any additional assets or liabilities at fair value.

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

Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk

Not applicable.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures: Our Principal Executive Officer and Principal Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2008. Based on such review and evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were adequate and effective to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended (a) is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and (b) is accumulated and communicated to the Company’s management, including the officers, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal controls: There were no significant changes in our internal controls or in other factors that could significantly affect the Company’s disclosure controls and procedures during the three months ended September 30, 2008, nor were there any significant deficiencies or material weaknesses in the Company’s internal controls. As a result, no corrective actions were required or undertaken.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended September 30, 2008, in accordance with the terms of a Standby Equity Distribution Agreement (see description on page 23 hereof), the Company sold and issued to Cornell Capital an aggregate of 18,239 shares of common stock at an average price of $5.48 per share.

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

Dated: November 13, 2008	CTI INDUSTRIES CORPORATION

By: /s/ Howard W. Schwan
Howard W. Schwan, President and Chief Executive Officer

By: /s/ Stephen M. Merrick
Stephen M. Merrick, Executive Vice President and Chief Financial Officer