Form 10-K
period 2008-12-31
CTI INDUSTRIES CORP
filed 2009-03-31
CIK 1042187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.   20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Based upon the closing price of $6.04 per share of the Registrant’s Common Stock as reported on NASDAQ Capital Market tier of The NASDAQ Stock Market on June 30, 2008, the aggregate market value of the voting common stock held by non-affiliates of the Registrant was then approximately $11,872,000.  (The determination of stock ownership by non-affiliates was made solely for the purpose of responding to the requirements of the Form and the Registrant is not bound by this determination for any other purpose.)

The number of shares outstanding of the Registrant’s Common Stock as of March 1, 2009 was 2,808,720 (excluding treasury shares).

DOCUMENTS INCORPORATED BY REFERENCE

Part of Form 10-K into Which
Document	Document Is Incorporated

Sections of the registrant’s Proxy Statement To be filed on or before April 30, 2009 for the Annual Meeting of Stockholders	Part III

TABLE OF CONTENTS

INDEX

FORWARD LOOKING STATEMENTS

Part I

Item No. 1	Description of Business	1
Item No. 1A	Risk Factors	13
Item No. 1B	Unresolved Staff Comments	21
Item No. 2	Properties	21
Item No. 3	Legal Proceedings	22
Item No. 4	Submission of Matters to a Vote of Security Holders	22

Part II

Item No. 5	Market for Registrant’s Common Equity, Related Stockholder Matters
	and Issuer Purchases of Equity Securities	22
Item No. 6	Selected Financial Data	25
Item No. 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item No. 7A	Quantitative and Qualitative Disclosures Regarding Market Risk	38
Item No. 8	Financial Statements and Supplementary Data	38
Item No. 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	38
Item No. 9A	Controls and Procedures	39
Item No. 9B	Other Information	41

Part III

Item No. 10	Directors and Executive Officers of the Registrant	41
Item No. 11	Executive Compensation	41
Item No. 12	Security Ownership of Certain Beneficial Owners and and Management and Related Stockholder Matters	42
Item No. 13	Certain Relationships and Related Transactions	42
Item No. 14	Principal Accounting Fees and Services	42

Part IV

Item No. 15	Exhibits and Financial Statement Schedules	42

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

PART I

Item No. 1 Description of Business

Business Overview

We develop, produce, market and sell three principal lines of products:

•	Novelty Products, principally balloons, including foil balloons, latex balloons, punch balls and other inflatable toy items,

•	Specialty and Printed Films for food packaging, specialized consumer uses and various commercial applications, and,

•	Flexible Containers for home and consumer use for the storage and preservation of food and personal items.

We print, process and convert plastic film into finished products and we produce latex balloons and novelty items.  Our principal manufacturing processes include:

•	Coating and laminating plastic film. Generally, we adhere polyethylene film to another film such as nylon or polyester.

•	Printing plastic film and latex balloons. We print films, both plastic and latex with a variety of graphics for use as packaging film or for balloons.

•	Converting printed plastic film to balloons.

•	Converting plastic film to flexible containers.

•	Producing latex balloons and other latex novelty items.

We market and sell foil and latex balloons in the United States and in several other countries.  We supply coated, laminated and printed films to a number of companies who generally convert these films into containers for the packaging of food and other items.  We supply flexible containers to companies who market them to consumers who use them for the storage of food and personal items.  We also market containers to and through retail outlets for use by consumers that include a resealable closure system and a valve permitting the evacuation of air from the pouch by a small pump device, which we also supply.

In 1978, we began manufacturing foil balloons (sometimes referred to as "foil" balloons), which are balloons made of a base material (usually nylon or polyester) having vacuum deposited aluminum and polyethylene coatings. These balloons remain buoyant when filled with helium for much longer periods than latex balloons and permit the printing of graphic designs on the surface.

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

We market and sell our foil and latex balloons and related novelty items directly to retail stores and chains and through distributors, who in turn sell to retail stores and chains.  Our balloon and novelty products are sold to consumers through a wide variety of retail outlets including general merchandise, discount and drugstore chains, grocery chains, card and gift shops, and party goods stores, as well as through florists and balloon decorators.

Most of our foil balloons contain printed characters, designs and social expression messages, such as “Happy Birthday”, “Get Well” and similar items.  In a number of cases, we obtain licenses for well-known characters and print those characters and messages on our balloons.  Currently, we maintain licenses for Garfield®, Odie®, Face Offs-Tudes®, Wow Wow Wubsy®, Miss Spider®, Sunny Patch Friends®, Hallmark Designs, American Greetings Designs, and in Mexico, Dreamworks (Madagascar®, Shrek®), Transformers® and Borlitas®.  In the United Kingdom, we maintain licenses for The Crazy Frog® and Tudes®.

We provide laminated films, and printed films, to a number of customers who utilize the film to produce bags or pouches for the packaging of food, liquids and other items.  We also produce finished products – pouches and bags – which are used for a variety of applications, including (i) as vacuumable consumer storage devices for clothing and other household items, (ii) as vacuumable pouches for household use in storage of food items, and (iii) as “dunnage” items which, when inflated, cushion products in a package or container.

In 2008, our revenues from these three product lines, as a percent of total revenues were:

• Novelty Products	57.5% of revenues
• Laminated Film Products	18.3% of revenues
• Flexible Containers	24.2% of revenues

We are an Illinois corporation with our principal offices and plant at 22160 N. Pepper Road, Barrington, Illinois.

Business Strategies

Our essential business strategies are as follows:

•
Focus on our Core Assets and Expertise.  We have been engaged in the development, production and sale of film products for over 30 years and have developed assets, technology and expertise which, we believe, enable us to develop, manufacture, market and sell innovative products of high quality within our area of knowledge and expertise.  We plan to focus our efforts in these areas which are our core assets and expertise – laminated films, printed films, pouches and film novelty products – to develop new products, to market and sell our products and to build our revenues.

•
Maintain a Focus on Margin Levels and Cost Controls in Order to Establish and Maintain Profitability.  We engage in constant review and effort to control our production, and our selling, general and administrative expenses, in order to establish and enhance profitability.

•
Develop New Products, Product Improvements and Technologies.  We work to develop new products, to improve existing products and to develop new technologies within our core product areas, in order to enhance our competitive position and our sales.  In the novelty line, our development work includes new designs, new character licenses and new product developments.  We developed and introduced a device to amplify sound through a balloon so that voice and music can be played and amplified using our Balloon Jamz™ balloons.  In our commercial line, over the past several years we have developed new pouch closure systems and valves and new film methods for liquid packaging applications.  We have received nine patents for these developments and have three patent applications pending.  During 2008, we introduced a line of resealable pouches with a valve and pump system for household storage and vacuum sealing of food items.  We work with customers to develop custom film products which serve the unique needs or requirements of the customer.

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

Products

Foil Balloons.  We have designed, produced and sold foil balloons since 1979 and, we believe, are the second largest manufacturer of foil balloons in the United States. Currently, we produce over 500 foil balloon designs, in different shapes and sizes, including the following:

•	Superloons® - 18" foil balloons in round or heart shape, generally made to be filled with helium and remain buoyant for long periods. This is the predominant foil balloon size.

•	Ultraloons® - 31" jumbo foil balloons made to be filled with helium and remain buoyant.

•	Miniloons®- 9" foil balloons made to be air-filled and sold on holder-sticks or for use in decorations.

•	Card-B-Loons®(4 1/2") - air-filled foil balloons, often sold on a stick, used in floral arrangements or with a container of candy.

•	Shape-A-Loons® - “18 to 48” shaped foil balloons made to be filled with helium.

•	Minishapes – 11” to 16”small shaped foil balloons designed to be air filled and sold on sticks as toys or inflated characters.

•	Balloon JamzTM – 20” to 40” round and shaped foil balloons which emit and amplify sound through a speaker attached to the balloon.

In addition to size and shape, a principal element of the Company's foil balloon products is the printed design or message contained on the balloon. These designs include figures and licensed characters many of which are well known.  We maintain licenses for several characters, including Garfield®, Odie®, Face Offs-Tudes®, Wow Wow Wubsy®, Miss Spider®, Sunny Patch Friends®, Hallmark Designs, American Greetings Designs, and in Mexico, Dreamworks (Madagascar®, Shrek®), Transformers® and Borlitas®. In the United Kingdom, we maintain licenses for The Crazy Frog® and Tudes®.

Latex Balloons.  Through our majority-owned subsidiary in Guadalajara, Mexico, Flexo Universal, S.A. de C.V. (“Flexo Universal”), we manufacture latex balloons in 6 shapes and 42 colors.  These balloons are marketed under the name Partyloons® and Hitex®.  We also manufacture toy balloon products including punch balls, water bombs and "Animal Twisties."

Packaging Films and Custom Film Products.  We produce and sell films that are utilized for the packaging of various products, principally food products.  We laminate, extrusion coat and print films and sell them to customers who utilize the films for packaging applications.  Our customers generally use these film products to convert them to bags or pouches for the packaging of food and other products.

Pouches, Bags and Other Custom Film Products. We produce a variety of completed film products, generally in the form of a bag or pouch.  These products include (i) valved, resealable pouches for storage of household items, (ii) vacuum sealable bags for food storage, (iii) resealable, valved bags for storage and vacuum sealing of food items in the household, (v) “dunnage” bags (inflatable pouches used to cushion products in packages.  During 2008, we introduced a line of resealable, valved bags for storage and vacuum sealing of food items in the household.  These storage bags function with a small hand or powered pump to evacuate air when the bag is sealed.  This product line is marketed under the brand ZipVac™.

Markets

Foil Balloons

The foil balloon came into existence in the late 1970s. During the 1980s, the market for foil balloons grew rapidly. Initially, the product was sold principally to individual vendors, small retail outlets and at fairs, amusement parks, shopping centers and other outdoor facilities and functions. Foil balloons remain buoyant when filled with helium for extended periods of time and they permit the printing and display of graphics and messages. As a result, the product has significant appeal as a novelty and message item. Foil balloons became part of the "social expression" industry, carrying graphics designs, characters and messages like greeting cards. In the mid-1980s, we and other participants in the market began licensing character and cartoon images for printing on the balloons and directed marketing of the balloons to retail outlets including grocery, general merchandise, discount and drug store chains, card and gift shops, party goods stores as well as florists and balloon decorators. These outlets now represent the principal means for the sale of foil balloons throughout the United States and in a number of other countries, although “vendors” remain a significant means of distribution in a number of areas.

Foil balloons are now sold in virtually every region of the world. The United States, however, remains the largest market for these products.

Foil balloons are sold in the United States and foreign countries directly by producers to retail outlets and through distributors and wholesalers. Often the sale of foil balloons by the wholesalers/distributors is accompanied by related products including latex balloons, floral supplies, candy containers, mugs, plush toys, baskets and a variety of party goods.

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

Latex balloons are sold in virtually every region of the world.

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

Flexible Containers/Pouches

The market for flexible containers and pouches is large and diverse.  Many companies engaged in the production of food items package their products in flexible containers or pouches, and, therefore, represent a market for these containers.  Many of these companies purchase film – often printed film – and convert the film to pouches or packages at their own facilities while others purchase completed containers from suppliers.

Flexible containers and pouches are sold and utilized in the consumer market in numerous forms. They include simple open-top plastic bags, resealable bags and zippered bags.  The market also includes containers and pouches of special design or purpose, including vacuumable bags for storage of food or household items, medical bags, or commercial uses.

Marketing, Sales and Distribution

Balloon Products

We market and sell our foil balloon, latex balloon and related novelty products throughout the United States and in a number of other countries.  We maintain a marketing staff, sales staff and support staff of 9 individuals and a customer service department of 3 individuals in the United States. European sales are conducted by CTI Balloons, the Company's subsidiary located in Rugby, England.  Flexo Universal conducts sales and marketing activities for the sale of balloon products in Mexico, Latin America, and certain other markets. Sales in other foreign countries are made generally to distributors in those countries and are managed at the Company's principal offices.

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

Our largest customer for balloons during 2008 was Dollar Tree Stores.  Sales to this chain in 2008 represented $9,014,000 or approximately 20.0% of our consolidated net sales.

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

Printed and Specialty Films

We market and sell printed and laminated films directly and through independent sales representatives throughout the United States.  We sell laminated and printed films to companies that utilize these films to produce packaging for a variety of products, including food products, in both liquid and solid form, such as cola syrup, coffee, juices and other items.  We seek to identify and maintain customer relationships in which we provide value-added in the form of technology or systems.  Our largest customer for film products is Rapak, L.L.C. (“Rapak”) to whom we provide a patented embossed film, as well as other film products.  During 2008, our sales to Rapak totaled $7,608,000, representing 16.9% of our consolidated net sales.  Under our agreement with Rapak, which continues through October 31, 2011, Rapak is committed to purchase at least 75% of its requirements for embossed film from us.

Flexible Containers/Pouches.

We market flexible containers and pouches to various companies for commercial packaging purposes and we market lines of consumer storage packages both to a principal customer and to retail chains and outlets.

On February 1, 2008, we entered into a License and Supply Agreement with S.C. Johnson & Son, Inc (“SC Johnson”).  The agreement provides for the Company to manufacture and sell to SC Johnson (or its designee, Goodwill Commercial Services, Inc.) certain home food management products to be sold under the SC Johnson ZipLoc® brand.  The agreement is for a term expiring on June 30, 2011 and provides for two renewal terms of two years each at the option of SC Johnson.  During 2008, our sales to SC Johnson totaled $6,990,000, representing 15.5% of our consolidated net sales.

We produce consumer storage bags for ITW Space Bag, a division of Illinois Tool Works, Inc. (“ITW”).  In March 2006, we entered into a four-year agreement with ITW under which we supply all of their requirements in North America for certain of their pouches which they market under the name Space Bag® and also are to supply their requirements of film for certain of the pouches which they produce.

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

On April 10, 2008, we entered into an agreement with Babe Winkelman Productions, Inc. (BWP).  The agreement provides for BWP to provide marketing and advertising services to us in connection with our ZipVac™ brand portable food storage system.  BWP will produce commercials featuring the ZipVac™ product line which are to be aired under the agreement, at the time of Babe Winkelman syndicated programs, will produce a Kris Winkelman segment of the Babe Winkelman shows which will feature uses of the ZipVac™ product line, and will provide other advertising and marketing services.  We received a license to use the name, image, likeness and testimonies of Babe and Kris Winkelman in connection with the ZipVac™ product line.  We pay a royalty to BWP of 3% of net revenues from the sale of the ZipVac™ product and have issued to BWP 50,000 shares of our common stock which will be earned by BWP over a two year period.  The agreement is for a term commencing on April 1, 2008 and expiring on March 31, 2011.

We also produce "dunnage" bags (inflatable packaging pouches) which we sell to a commercial customer.

Production and Operations

We conduct our operations at our facilities:  (i) our headquarters, offices and plant at Barrington, Illinois, consisting of a total of approximately 75,000 square feet of office, production and warehouse space, (ii) a warehouse in Cary, Illinois, consisting of approximately 16,000 square feet of space, (iii) a warehouse in Elgin, Illinois consisting of approximately 20,000 square feet, (iv) a plant, office and warehouse in Guadalajara, Mexico, consisting of approximately 43,000 square feet of office, warehouse and production space and (v) an office and warehouse facility at Rugby, England, consisting of approximately 16,000 square feet of space.

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

We warehouse raw materials at our plants in Barrington, Illinois and Guadalajara, Mexico and we warehouse finished goods at our facilities in Barrington, Illinois, Cary, Illinois, Elgin, Illinois, Guadalajara, Mexico and Rugby, England.  We maintain customer service and fulfillment operations at each of our warehouse locations.  We conduct sales operations for the United States and for all other markets, except those handled by our Mexico and England facilities, in the Barrington, Illinois facility.  Sales for Mexico and Latin America are handled in our Guadalajara, Mexico facility and sales for the United Kingdom are handled at our Rugby, England facility.

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

Raw Materials

The principal raw materials we use in manufacturing our products are (i) petroleum or natural gas-based films, (ii) petroleum or natural gas-based resin, (iii) latex and (iv) printing inks.  The cost of raw materials represents a significant portion of the total cost of our products, with the result that fluctuations in the cost of raw materials has a material effect on our profitability. The cost of our raw materials represented 43.2% of our net revenues in 2008.  During the past several years, we have experienced significant fluctuations in the cost of these raw materials.  We do not have any long-term agreements for the supply of raw materials and may experience wide fluctuations in the cost of raw materials in the future.  Further, although we have been able to obtain adequate supplies of raw materials in the past, there can be no assurance that we will be able to obtain adequate supplies of one or more of our raw materials in the future.

Information Technology Systems

Our corporate headquarters in Barrington, Illinois and our warehouse facility in Cary, Illinois are serviced by a PC-based local area network.  We connect the facilities via a high speed T1 line that carries both voice and data communications.  Access to the network is available to all appropriate employees but is secured through four Microsoft servers running Active Directory authentication.  The network allows us to leverage printing resources, create shared file areas for cross-departmental functions and allows for a single source backup of critical business files.  On the network we run Macola financial system software.  Macola is a modular software system.  We presently use the general ledger, order entry, inventory management, purchase order, manufacturing costing, controls and inventory controls, electronic data exchange and custom report writing modules of that system.  Internal and external employee communications are handled by industry standard Microsoft Exchange email, allowing us to communicate with customers and vendors all over the world.  We also provide a secure, firewall protected, load balanced and redundant T1 and cable internet connection allowing employees to use e-mail, research issues, support customers and securely move data.

At each of our Mexico and England facilities, we operate server computers and local area networks, accessible to employees at those facilities.  At each of those facilities, we operate separate integrated financial, order entry and inventory management systems.

Competition

The balloon and novelty industry is highly competitive, with numerous competitors. We believe there are presently six principal manufacturers of foil balloons whose products are sold in the United States including Anagram International, Inc., Pioneer Balloon Company, Convertidora International S.A. de C.V., Barton Enterprises Inc., and Betallic, LLC.  Several companies market and sell foil balloons designed by them and manufactured by others for them.

We believe there are approximately five manufacturers of latex balloons whose products are sold in the United States and numerous others whose products are sold in other countries.

We also compete with other manufacturers of foil and latex balloons in Europe, Latin America and Asia.

The market for films, packaging, flexible containers and custom products is fragmented, and competition in this area is difficult to gauge. However, there are numerous participants in this market and the Company can expect to experience intense quality and price competition.

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

Patent Rights.  We own, or have license rights under, or have applied for, patents related to our balloon products, certain film products and certain flexible container products. These include (i) ownership of two patents, and a license under a third, relating to self-sealing valves for foil balloons and methods of making balloons with such valves, (ii) several foil balloon design patents, (iii) patents and applications related to the design and structure of, and method of, inserting and affixing, zipper-closure systems in a bag, (iv) patents related to one-way valves for pouches, (v) a patent related to methods of embossing film and utilizing such film to produce pouches with fitments, and (vi) patent applications related to vacuumable storage bags with fitments.

Research and Development

We maintain a product development and research department of five individuals for the development or identification of new products, product components and sources of supply. Research and development includes (i) creative product development, (ii) creative marketing, and (iii) engineering development. During each of the fiscal years ended December 31, 2008 and 2007, respectively, we estimate that the total amount spent on research and development activities was approximately $357,000 and $350,000, respectively.

Employees

As of December 31, 2008, the Company had 101 full-time employees in the United States, of whom 22 are executive or supervisory, 5 are in sales, 54 are in manufacturing or warehouse functions and 20 are clerical.  As of that same date, we had 10 full-time employees in England, of whom 3 are executive or supervisory, 2 are in sales, 4 are in warehousing and one is clerical.  At Flexo Universal, our Mexico subsidiary, as of December 31, 2008, we had 219 full-time employees, of whom 5 are executive or supervisory, 3 are in sales, 201 are in manufacturing and 10 are clerical.  The Company is not a party to any collective bargaining agreement in the United States, has not experienced any work stoppages and believes that its relationship with its employees is satisfactory.

Regulatory Matters

Our manufacturing operations in the United States are subject to the U.S. Occupational Safety and Health Act ("OSHA").  We believe we are in material compliance with OSHA. The Company generates liquid, gaseous and solid waste materials in its operations in Barrington, Illinois and the generation, emission or disposal of such waste materials are, or may be, subject to various federal, state and local laws and regulations regarding the generation, emission or disposal of waste materials.  We believe we are in material compliance with applicable environmental rules and regulations. Several states have enacted laws limiting or restricting the release of helium filled foil balloons. We do not believe such legislation will have any material effect on our operations.

International Operations

We sell balloon products in a number of countries outside of the United States.  Our facility and personnel in Rugby, England handle the sales of these products in the United Kingdom. Our facility and personnel in Guadalajara, Mexico handle the sales of these products in Mexico and Latin America.  In other countries, we sell balloon products through distributors located in those countries. We conduct production, packaging, warehousing and sales operations in Mexico. We conduct warehousing and sales operations in the United Kingdom. We rely, and are dependent, on our operations in Mexico for the supply of latex balloons in the United States, Mexico, Europe and other markets. Interruption of that supply would have a materially adverse effect on the business of the Company.

Our domestic and international sales to outside customers and assets by area over the period 2007 - 2008 have been as follows:

	United States	United Kingdom	Mexico	Consolidated
Year ended 12/31/08
Sales to outside customers	$34,701,000	$2,762,000	$7,518,000	$44,981,000
Operating income	$1,612,000	$412,000	$359,000	$2,383,000
Net income	$795,000	$215,000	$144,000	$1,154,000
Total Assets	$24,709,000	$740,000	$4,539,000	$29,988,000

	United States	United Kingdom	Mexico	Consolidated
Year ended 12/31/07
Sales to outside customers	$27,326,000	$2,913,000	$6,271,000	$36,510,000
Operating income	$810,000	$215,000	$220,000	$1,245,000
Net (loss) income	$(128,000)	$167,000	$43,000	$82,000
Total Assets	$23,128,000	$1,086,000	$5,110,000	$29,324,000

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

The businesses in which we engage – supply of films for flexible packaging, supply of pouches for flexible packaging and supply of novelty balloon items – are highly competitive.  We face intense competition from a number of competitors in each of these product categories, several of which have extensive production facilities, well-developed sales and marketing staffs and greater financial resources than we do.  Some of these competitors maintain international production facilities enabling them to produce at low costs and to offer products at highly competitive prices.  We compete on the basis of price, quality, service, delivery and differentiation of products.  Most of our competitors seek to engage in product development and may develop products that have superior performance characteristics to our products.  This intense competition can limit or reduce our sales or market share for the sale of our products as well as our margins.  There can be no assurance that we will be able to compete successfully in the markets for our products or that we will be able to generate sufficient margins from the sale of our products to become or remain profitable.

Our business is dependent on the price and availability of raw materials.

The cost of the raw materials we purchase represents about 43.2% of our revenues.  The principal raw materials we purchase are:  nylon sheeting, polyester sheeting, polyethylene sheeting, polyethylene resin and latex.  Most of these materials are derived from petroleum and natural gas.  Prices for these materials fluctuate substantially as a result of the change in petroleum and natural gas prices, demand and the capacity of companies who produce these products to meet market needs.  Instability in the world markets for petroleum and natural gas has affected, and may affect, adversely, the prices of these raw materials and their general availability.  The price of latex has also fluctuated significantly over the past three years.  Our ability to achieve and maintain profitability is partially dependent upon our ability to pass through to our customers the amount of increases in raw materials cost.  If prices of these materials increase and we are not able to fully pass on the increases to our customers, our results of operations and our financial condition will be adversely affected.

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

We rely on eight principal suppliers for our petroleum, natural gas and latex-based raw material supplies.  We do not maintain supply agreements with any of our suppliers for these materials.  The loss of any of these suppliers would force us to purchase these materials from other suppliers or on the open market, which may require us to pay higher prices for raw materials than we do now, with the result that our margins on the sale of our products would be adversely affected.  In addition, the loss of the supply of an important raw material from one of our present suppliers may not be replaceable through open market purchases or through a supply arrangement with another supplier.   In the event that we were unable to obtain a raw material from another supplier, we would be unable to continue to manufacture certain of our products.

Company Risks

We have a history of both income and losses and have experienced fluctuations of operating income, which may cause our stock to fluctuate.

We have had a history of fluctuating income from operations over the past five years.  We have reported net income from operations in four of the past five years and a loss in one of those years.  Our income or loss from operations during that time has ranged from a profit of $2,622,000 to a loss of $50,000 and has been subject to significant quarterly and annual fluctuations.  These fluctuations can be caused by:

•	Economic conditions
•	Sales volume
•	Competition
•	Production efficiencies
•	Variability in raw materials prices
•	Seasonality

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

Our working capital is limited. As of December 31, 2008, our current assets exceeded our current liabilities by approximately $1,466,000.  As a result of this limited amount of working capital, we may be unable to fund capital investments, working capital needs, marketing and sales programs, research and development, patent or copyright licenses or other items which we would like to acquire or pursue in accordance with our business strategies. The inability to pursue any of these items may adversely affect our competitive position, our business, financial condition or prospects.

A high percentage of our sales are to a limited number of customers and the loss of any one or more of those customers could adversely affect our results of operation, cash flow and financial condition.

For the year ended December 31, 2008, our sales to our top 10 customers represented 70.8% of our consolidated net sales and our sales to our top three customers represented 52.5% of our consolidated net sales.  We do not have long term contracts with several of our principal customers.  The loss of any of our principal customers, or a significant reduction in the amount of our sales to any of them, would have a material adverse effect on our business and financial condition.

In March 2006, we entered into a four-year agreement with ITW, one of our top three customers, to provide (i) all of their requirements for a certain kind of pouch and (ii) all of their requirements, subject to competitive pricing, for film for their use in the production of certain pouches.  This agreement expires on March 31, 2010.  In April 2006, we entered into a license agreement with Rapak, one of our top three customers, granting Rapak a license under a patent related to textured film and pouches, and extending the term of an existing supply agreement with Rapak to October 31, 2008.  On May 6, 2008 we entered into an amendment to the license agreement extending the term of the supply agreement to October 31, 2011.  On February 1, 2008, we entered into a Supply and License Agreement with S.C. Johnson & Son, Inc. to manufacture and sell to SC Johnson certain home food management products to be sold under the SC Johnson ZipLoc® brand.  The agreement is for a term expiring on June 30, 2011 and provides for two renewal terms of two years each at the option of SC Johnson.

We rely on intellectual property in our business and the failure to develop, acquire or protect our intellectual property could adversely affect our business.

We consider patents, copyright licenses and to some degree trademarks, as being significant to our competitive position, our ability to obtain and retain customers and to achieve acceptable margin levels on the sale of our products.  With respect to our film and flexible packaging/pouch business, we believe that developing, acquiring and maintaining patent rights are of significance to us for those reasons.  Over the past 12 years, we have obtained nine patents related to films, pouches, zippers for pouches, the method of inserting zippers in pouches and certain valves for pouches.  We have three patents pending with regard to such products. With respect to our novelty balloon products, we believe that patent rights and trade secrets for product developments and copyright licenses for characters and designs are of significance to our ability to compete in the market and to obtain acceptable margins on the sale of our products.  Our limited financial resources have made it more difficult for us to invest in product and patent developments and to obtain copyright licenses.  If we are unable to develop, acquire, maintain or enforce some or all of our intellectual property rights, our business, financial conditions and prospects will be adversely affected.

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

We are dependent on the management experience and continued services of our executive officers, including Howard W. Schwan, our President, John H. Schwan, our Chairman and Stephen M. Merrick, our Chief Financial Officer, as well as each of these other executive officers of the Company and its subsidiaries:  Sam Komar, Timothy Patterson and Pablo Gortazar.  We have an existing employment agreement with Howard Schwan, dated January 1, 1997, which is automatically renewed each July 1 for another year unless terminated by either party.  The agreement includes confidentiality, inventions, non-compete and other customary provisions.  The loss of any of these executive officers would have an adverse effect on our business.

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

Howard W. Schwan (our President), John H. Schwan (our Chairman) and Stephen M. Merrick (our Chief Financial Officer) or persons affiliated to them, in combination, owned approximately 44.7% of the outstanding shares of common stock of the Company as of March 1, 2009 and then had options and warrants to purchase additional shares which, if exercised, together with the shares owned, would aggregate 55.3% of the shares then outstanding.  As a result of such ownership, these executives have the ability to exert significant influence and control on the outcome of corporate transactions and other matters submitted to the Board of Directors or stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control of the Company.

Financial Risks

We have a high level of debt relative to our equity, which reduces cash available for our business and which may adversely affect our ability to obtain additional funds, and increases our vulnerability to economic or business turndowns.

We have a substantial amount of debt in relation to our shareholders’ equity.  As of December 31, 2008, we had $22,241,000 of debt outstanding and $7,735,000 in shareholders equity.  These circumstances could have important adverse consequences for our Company.  For example they could:

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

On February 1, 2006, we entered into a loan agreement with RBS Citizens, N.A. (“RBS”), previously referred to as Charter One Bank, in which, as amended, RBS provides to us a line of credit totaling $15,300,000, including a five year mortgage loan on our principal plant and offices in Barrington, Illinois for $2,800,000, a five year term loan secured by our physical assets in Barrington, Illinois for $3,500,000 and a three year revolving line of credit secured by inventory and receivables in the maximum amount of $9,000,000.  In November 2007, RBS also provided to us a capital lease line of credit in the aggregate amount of $1,500,000 for the acquisition of production equipment.  On January 31, 2009, we entered into an agreement with RBS to extend the revolving line of credit for one year expiring on January 31, 2010.  Also, on February 1, 2006, Messrs. John Schwan and Stephen Merrick, each loaned to the Company the sum of $500,000 in exchange for five year subordinated notes and warrants to purchase up to 151,515 shares of common stock of the Company, each.

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

In July 2006, we entered into a Standby Equity Distribution Agreement (SEDA) with Cornell Capital Partners, LP (“Cornell Capital”) pursuant to which we could, at our discretion, periodically sell to Cornell Capital shares of common stock at a price equal to the volume weighted average price of our common stock on the NASDAQ Capital Market for the five days immediately following the date we notify Cornell Capital of our request.  On December 28, 2006, we filed a Registration Statement with the SEC for the registration of 403,500 shares to be sold by Cornell Capital and Newbridge Securities (our placement agent).  On January 28, 2007, the Registration Statement was declared effective.  On July 24, 2008, we filed an amended Registration Statement with respect to these shares that was declared effective. Through December 31, 2008, in connection with the SEDA, we have requested and received aggregate advances from Cornell Capital under this agreement for $1,680,000 and Cornell Capital has purchased from us an aggregate of 341,864 shares of our common stock.  The commitment of Cornell Capital under this agreement expired on January 28, 2009.

We are subject to a number of restrictive debt covenants that may restrict our business and financing activities.

Our credit facility, as amended January 2009, contains restrictive debt covenants that, among other things, restrict our ability to:

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

Our ability to comply with the restrictions contained in our credit facility may be affected by changes in our business condition or results of operation, adverse regulatory developments, or other events beyond our control.  A failure to comply with these restrictions could result in a default under our credit facility that, in turn, could cause our debt to become immediately due and payable.  If our debt were to be accelerated, we cannot assure that we would be able to repay it.  In addition, a default would give our lender the right to terminate any commitment to provide us with additional funds.

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

Future Sales of Stock By Our Shareholders May Negatively Affect Our Stock Price And Our Ability To Raise Funds In New Stock Offerings

Sales of our common stock in the public market by our existing substantial shareholders, could lower the market price of our common stock. Sales may also make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price that our management deems acceptable or at all. Of the 2,808,720 shares of common stock outstanding as of March 1, 2009, 1,256,382 shares of common stock are, or will be, held by our “affiliates” and 1,355,242 shares of common stock, held by existing shareholders, including the officers and directors, are “restricted securities” and may be resold in the public market only if registered or pursuant to an exemption from registration. Some of these shares may be resold under Rule 144.

Item No. 1B – Unresolved Staff Comments

As of the filing of this Annual report on Form 10-K, we had no unresolved comments from the staff of the Securities and Exchange Commission that were received not less than 180 days before the end of our 2008 fiscal year.

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

In September 2005, the Company entered into a lease to rent 16,306 square feet of space in Cary, Illinois.  This lease expires in September 2009.  The facility includes warehouse and office space, which is utilized principally for the warehousing of balloon inventory.  In addition, we have entered into a month-to-month agreement to rent warehouse space as required in Elgin, Illinois.

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

Item No. 3 Legal Proceedings

On December 20, 2006, Pliant Corporation filed an action against the Company in the Circuit Court of Cook County, Illinois.  In the action, Pliant claims that there is due from the Company to Pliant the sum of $245,000 for goods sold and delivered by Pliant to the Company as well as interest on such amount.  On February 21, 2007, the Company filed an answer to the complaint and counterclaim denying liability and asserting certain claims against Pliant for damages for the sale by Pliant to the Company of defective products.  Management intends to defend the claims of Pliant in this action and to pursue its counterclaims.  Management is unable to estimate a range of loss, if any, in the matter.  On February 11, 2009, Pliant Corporation filed a petition for relief under Chapter XI of the Bankruptcy Act, and as a result of such filing, the action currently is stayed.

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

No matters were submitted to the shareholders of the Company during the Fourth Quarter 2008.

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

The high and low sales prices for the last eight fiscal quarters (retroactively adjusted to reflect post-reverse split share and stock dividend values), according to the NASDAQ Stock Market's Stock Price History Report, were:

	High	Low
January 1, 2007 to March 31, 2007	$10.39	$4.39
April 1, 2007 to June 30, 2007	8.10	3.68
July 1, 2007 to September 30, 2007	5.59	2.88
October 1, 2007 to December 31, 2007	5.44	2.76
January 1, 2008 to March 31, 2008	6.43	3.25
April 1, 2008 to June 30, 2008	6.10	4.16
July 1, 2008 to September 30, 2008	7.30	4.50
October 1, 2008 to December 31, 2008	5.29	1.60

As of December 31, 2008 there were approximately 30 holders of record of the Company’s Common Stock.  The Company believes that its total number of beneficial owners of common stock of the Company exceeds 554.

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

Issuer Purchases of Equity Shares

The Company made no purchases of its shares during 2008.

Recent Sales of Unregistered Securities

During February 2003, John H. Schwan loaned $930,000 to the Company and Stephen M. Merrick loaned $700,000 to the Company, each in exchange for (i) two year promissory notes bearing interest at 9% per annum and (ii) five year warrants to purchase up to 163,000 shares of Common Stock of the Company at $4.87 per share, the market price of the Common Stock on the date of the Warrants. The proceeds of these loans were to (i) re-finance the bank loan of CTI Mexico in the amount of $880,000 and (ii) to provide financing for CTI Mexico and Flexo Universal.  On February 8, 2008, Mr. Schwan and Mr. Merrick exercised these warrants utilizing $793,810 in principal amount of such promissory notes as payment of the exercise price for the shares purchased.  The remaining amount of the notes are due on demand.

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

On June 6, 2006, the Company entered into a Standby Equity Distribution Agreement with Cornell Capital pursuant to which Cornell Capital agreed, subject to certain conditions, to purchase up to $5,000,000 of the Company’s common stock for its own account, for investment, during a commitment period of 24 months commencing on the date of an effective registration statement covering the shares to be sold.  Under the agreement, shares are to be purchased at the lowest volume weighted average price of the shares as traded during the five trading days after an advanced request by the Company.  The number of shares to be sold under the agreement is limited to 400,000 shares unless shareholder approval shall have been obtained for the sale of a greater amount of shares.  The sale of the shares is subject to certain conditions including the filing by the Company, and the declaration of effectiveness by the SEC, of a Registration Statement covering the shares to be sold under the agreement.  On December 28, 2006, the Company filed a Registration Statement with respect to 403,500 shares and on January 26, 2007, the Registration Statement was declared effective.  Since the effective date to December 31, 2008, the Company has sold to Cornell Capital an aggregate of 341,864 shares of common stock at an average price of $4.91 per share.

On February 1, 2007, the Company issued to Capstone Advisory Group, L.L.C. 17,000 shares of common stock for consulting services to be performed over an 18-month period.

On April 7, 2008, the Company issued 50,000 shares of common stock to Babe Winkelman Productions, Inc. for marketing services to be performed over a 24-month period.

On October 1, 2008, the Company issued warrants to purchase 20,000 shares of common stock of the Company to both John Schwan and Stephen M. Merrick exercisable at the price of $4.80 per share (the market price of the stock on the date of the warrants) in consideration for the personal guarantees by each of up to $2 million in principal amount of the bank debt of the Company.

Each of the foregoing transactions involved the sale of securities of the Company to a limited number of sophisticated investors on a restricted basis, for investment, and an exemption from registration with respect to such sales is claimed pursuant to Section 4(2) of the Securities Act of 1933.

Stock Performance Graph

The following graph compares for the period December, 2003 to December, 2008, the cumulative total return (assuming reinvestment of dividends) on our common stock with (i) NASDAQ Composite Index (U.S.), (ii) S&P 500 Specialty Stores Index (U.S.) and (iii) a Peer Group.  The Peer Group was created based on ten companies with similar Market-Capitalization (5 above and 5 below).  The graph assumes an investment of $100 on December 31, 2003, in our common stock and each of the other investment categories.

The historical stock prices of our common stock shown on the graph below are not necessarily indicative of future stock performance.  Per share value as of December 31, 2003 through December 31, 2008 is based on the common stock’s closing price as of such date.  All prices reflect any stock splits or dividends during the period.

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

	Year ended December 31,
	2008	2007	2006	2005	2004
Statement of Operations Data:
Net Sales	$44,981	$36,510	$35,428	$29,190	$37,193
Costs of Sales	$34,659	$27,826	$26,531	$22,726	$30,841
Gross Profit	$10,322	$8,684	$8,897	$6,464	$6,352
Operating expenses	$7,939	$7,439	$6,275	$5,812	$6,402
Income (loss) from operations	$2,383	$1,245	$2,622	$652	$(50)
Interest expense	$1,032	$1,286	$1,691	$1,231	$1,350
Other (income) expense	$(50)	$(174)	$(191)	$(45)	$(208)
Income (loss) before taxes and minority interest	$1,401	$133	$1,122	$(534)	$(1,192)
Income tax (benefit) expense	$247	$51	$(774)	$(200)	$1,286
Minority interest	$-	$-	$1	$-	$1
Net Income (loss)	$1,154	$82	$1,895	$(333)	$(2,479)
Earnings (loss) per common share
Basic	$0.42	$0.03	$0.91	$(0.17)	$(1.28)
Diluted	$0.40	$0.03	$0.85	$(0.17)	$(1.28)
Other Financial Data:
Gross margin percentage	22.95%	23.79%	25.11%	22.14%	17.08%
Capital Expenses	$2,200	$2,848	$553	$550	$306
Depreciation & Amortization	$1,593	$1,299	$1,205	$1,463	$1,651
Balance Sheet Data:
Working capital (Deficit)	$1,466	$1,318	$1,848	$(2,426)	$(2,790)
Total assets	$29,988	$29,256	$26,645	$23,536	$27,888
Short-term obligations (1)	$10,416	$9,767	$9,422	$8,618	$9,962
Long-term obligations	$6,019	$6,237	$6,887	$6,039	$6,491
Stockholders’ Equity	$7,735	$6,523	$5,102	$2,726	$2,951

(1)	Short term obligations consist of primarily of borrowings under bank line of credit and current portion of long-term debt.

The following table sets forth selected unaudited statements of operations for each quarter of fiscal 2008 and 2007:

	For the Year Ended December 31, 2008 (1)
	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter

Net sales	$10,735,000	$12,461,000	$11,953,000	$9,832,000
Gross profit	$2,332,000	$2,913,000	$2,742,000	$2,335,000
Net income	$279,000	$485,000	$269,000	$121,000
Earnings per common share
Basic	$0.10	$0.17	$0.10	$0.04
Diluted	$0.10	$0.17	$0.09	$0.04

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

Overview

The Company produces film products for novelty, packaging and container applications. These products include foil balloons, latex balloons and related latex toy products, films for packaging applications, and flexible containers for packaging and storage applications. We produce all of our film products for packaging and container applications at the facilities in Barrington, Illinois. We produce all of our latex balloons and latex products at our facility in Guadalajara, Mexico. Substantially all of our film products for packaging applications and flexible containers for packaging and storage are sold to customers in the United States. We market and sell our novelty items - principally foil balloons and latex balloons - in the United States, Mexico, the United Kingdom and a number of additional countries.

Our revenues from each of our product categories in each of the past two years have been as follows:

	(000 Omitted)
	$	% of	$	% of
Product Category	2008	Net Sales	2007	Net Sales

Metalized Balloons	17,629	39.2%	15,998	43.8%

Films	8,212	18.3%	7,846	21.5%

Pouches	10,893	24.2%	4,938	13.5%

Latex Balloons	7,597	16.9%	6,853	18.8%

Helium/Other	650	1.4%	875	2.4%

Total	44,981	100.0%	36,510	100.0%

Our primary expenses include the cost of products sold and selling, general and administrative expenses.

Cost of products sold primarily consists of expenses related to raw materials, labor, quality control and overhead expenses such as supervisory labor, depreciation, utilities expense and facilities expense directly associated with production of our products, as well as shipping costs relating to the shipment of products to customers.  Cost of products sold is impacted by the cost of the raw materials used in our products, the cost of shipping, along with our efficiency in managing the production of our products.

Selling, general and administrative expenses include the compensation and benefits paid to our employees, all other selling expenses, marketing, promotional expenses, travel and other corporate administrative expenses. These other corporate administrative expenses include professional fees, depreciation of equipment and facilities utilized in administration, occupancy costs, communication costs and other similar operating expenses. Selling, general and administrative expenses can be affected by a number of factors, including staffing levels and the cost of providing competitive salaries and benefits, the cost of regulatory compliance and other administrative costs.

Purchases by a limited number of customers represent a significant portion of our total revenues. In 2008, sales to our top 10 customers represented 70.8% of net revenues.  During 2008, there were three customers to whom our sales represented more than 10% of net revenues.  Our principle customers and 2008 sales to them were:

Customer	Product	2008 Sales	% of 2008 Revenues	2007 Sales	% of 2007 Revenues
Dollar Tree Stores	Balloons	$9,014,000	20.0%	$7,419,000	20.3%
Rapak L.L.C	Films	$7,608,000	16.9%	$6,982,000	19.1%
S.C. Johnson & Son, Inc	Pouches	$6,990,000	15.5%	$284,000	0.8%

The loss of one or more of these principal customers, or a significant reduction in purchases by one or more of them, could have a material adverse effect on our business.

Results of Operations

The following table sets forth selected results of our operations expressed as a percentage of net sales for the years ended December 31, 2008 and 2007. Our results of operations for the periods described below are not necessarily indicative of results of operations for future periods.

	Year ended December 31,
	2008	2007

Net sales	100.0%	100.0%
Costs and expenses:
Cost of products sold	77.1	76.2
Operating Expenses	17.6	20.4

Income from operations	5.3	3.4
Interest expense	(2.3)	(3.5)
Other income	0.1	0.5

Income before income taxes	3.1	0.4
Provision for income taxes	0.5	0.2

Net profit	2.6%	0.2%

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Net Sales

For the fiscal year ended December 31, 2008, consolidated net sales from the sale of all products were $44,981,000 compared to consolidated net sales of $36,510,000 for the year ended December 31, 2007, an increase of 23.2%.

Sales of foil balloons increased by 10.2% from $15,998,000 in 2007 to $17,629,000 in 2008.  Most of the increase is attributable to an increase in our sales to Dollar Tree Stores of $1,595,000 in 2008 over 2007 sales.

Sales of film products increased by 4.7% from $7,846,000 in 2007 to $8,212,000 in 2008.  This increase is attributable to an increase in sales to Rapak, L.L.C.

Sales of pouch products increased by 121% from $4,938,000 in 2007 to $10,893,000 in 2008.  All of this increase is attributable to an increase in pouch sales to Goodwill Commercial Services (for S.C. Johnson & Son, Inc.) from $284,000 in 2007 to $6,990,000 in 2008.  Other pouch sales in 2008 included sales to ITW Spacebag and sales of our ZipVac Brand line.

Sales of latex balloons increased by 10.9% from $6,853,000 in 2007 to $7,597,000 in 2008.  Most of the increase is attributable to increased sales of latex balloons in Mexico by our affiliate Flexo Universal to a variety of customers.

Cost of Sales

Cost of sales increased from 76.2% of sales in 2007 to 77.1% of sales in 2008.  This increase is attributable to increases in the cost of raw materials experienced during much of 2008, including plastic sheeting, resin and latex.  In 2008, the cost of raw materials represented 43.2% of our revenues compared to 41.2% of our revenues in 2007.  We were able to limit the effect of increased costs of raw materials to some degree by raising our selling prices of certain products.

During the first nine months of 2008, we determined that the cost of raw materials for United States production increased, on average, 14.4% over that period.  However, during the fourth quarter of 2008, the cost of most of our raw materials declined, a change which also limited the effect of raw materials costs on our gross margins in 2008.

During 2007, gross margins were negatively affected by certain production expenses not incurred in 2008, including set-up, testing and initial production costs associated with the installation and initial production of pouch product lines which were not capitalized.  We have estimated the amount of these costs in 2007 as being approximately $250,000.

General and Administrative Expenses

General and administrative expenses increased from $5,211,000 in 2007 or 14.3% of net sales to $5,376,000 or 12.0% of net sales in 2008.  This increased is attributable principally to (i) an increase in administrative salaries of $229,000 due to new personnel and incentive compensation payments, (ii) an increase in administrative travel expenses in the amount of $57,000 and (iii) an increase in legal expenses of $85,000.

Selling

Selling expenses increased from $754,000 or 2.1% of sales in 2007 to $886,000 or 2.0% of sales in 2008.  This increased is attributable principally to (i) an increase in salary expense of $113,000 associated with new personnel, (ii) an increase in travel expenses in the amount of $43,000 and (iii) an increase in licensing royalty payments in the amount of $41,000.

Advertising and Marketing

Advertising and Marketing expenses increased from $1,474,000 or 4.0% of sales in 2007 to $1,678,000 or 3.7% of sales in 2008.  This increase is due to (i) additional advertising and marketing expenses of $133,000 related principally to our ZipVac product line, (ii) an increase in marketing salaries due to new personnel in the amount of $98,000 and (iii) and increase in trade booth expense of $52,000.

Other Income or Expense

During 2008, we incurred net interest expense of $1,031,000 compared to net interest expense of $1,286,000 during 2007.  The reduction in interest expense incurred in 2008 is the result of both lower applicable interest rates.

During 2008, we realized foreign currency gain in the amount of $50,000 compared to foreign currency gain in 2007 of $174,000.

Net Income or Loss

During 2008, we had net income of $1,154,000 compared to net income of $82,000 in 2007.  The increase in net income in 2008 over 2007 resulted principally from an increase in gross profits in the amount of $1,638,000 over 2007 levels which was offset by an increase in operating expenses of approximately $500,000 over 2007 levels.  Net income for 2007 was affected by costs related to the set-up, testing and initial production of pouch production lines.  During 2007, we incurred such costs in the total amount of approximately $2,330,000 of which $2,082,000 was capitalized.

Income Taxes

In 2008, the Company recognized income tax expense, on a consolidated basis, of $247,000.  This income tax expense is composed of income tax expense realized by CTI Balloons, our United Kingdom subsidiary, in the amount of $116,000 and by Flexo Universal and CTI Mexico, our Mexico subsidiaries, in the amounts of $119,000 and $12,000, respectively.  In 2007, the Company recognized an income tax expense, on a consolidated basis, of $51,000.  This income tax expense was composed of income tax expense realized by CTI Balloons, our United Kingdom subsidiary, and Flexo Universal, our Mexico subsidiary, in the amounts of $90,000 and $98,000, respectively, offset by an income tax benefit of $137,000 recognized by the Company in the United States.

Financial Condition, Liquidity and Capital Resources

Cash Flow Provided by Operating Activities    During fiscal 2008, cash provided by operating activities amounted to $401,000, compared to cash flow provided by operating activities during fiscal 2007 of $1,356,000.  Significant changes in working capital items affecting cash flow provided by operating activities were:

•	Depreciation and amortization of $1,593,000
•	An increase in net inventory of $1,380,000
•	A decrease in trade payables of $784,000
•	An increase in accounts receivable of $588,000
•	A decrease in prepaid expenses and other assets of $122,000
•	A decrease in accrued liabilities of $455,000

The increase in inventory during 2008 reflects increases principally in balloon film inventory and finished balloon inventory.  We do not anticipate significant increases in inventory during 2009.

Cash Used in Investing Activities During fiscal 2008, cash used in investing activities amounted to $2,200,000 compared to cash used in investing activities during fiscal 2007 of $2,848,000.  Cash used in investing activities was principally for the purchase of production equipment.  During 2009, we anticipate reduced levels of investment in equipment and facilities.

Cash Provided by Financing Activities   During fiscal 2008, cash provided by financing activities amounted to $1,681,000, compared to cash provided by financing activities of $1,586,000 during fiscal 2007.  During 2008, we received $1,224,000 under our capital lease line and $17,000 from the exercise of options and warrants, and we repaid long-term debt of $942,000.  Also, we received, net, $1,215,000 proceeds under our revolving line of credit.

On February 1, 2006, we entered into a Loan Agreement with RBS, Chicago, Illinois, under which, as amended, the Bank has agreed to provide a credit facility to our Company in the total amount of $15,300,000, which includes (i) a five year mortgage loan secured by our Barrington, Illinois property in the principal amount of $2,800,000, amortized over a 20 year period, (ii) a five year term-loan secured by our equipment at the Barrington, Illinois plant in the amount of $3,500,000 and (iii) a three-year revolving line of credit up to a maximum amount of $9,000,000, secured by inventory and receivables.  On January 30, 2009, we entered into an amendment of the loan agreement extending the term of the revolving line of credit to January 31, 2010 and amending certain covenants.  The amount we can borrow on the revolving line of credit includes 85% of eligible accounts receivable and 60% of eligible inventory.

Certain terms of the loan agreement include:

•	Restrictive Covenants: The Loan Agreement includes several restrictive covenants under which we are prohibited from, or restricted in our ability to:
o	Borrow money;
o	Pay dividends and make distributions;
o	Issue stock;
o	Make certain investments;
o	Use assets as security in other transactions;
o	Create liens;
o	Enter into affiliate transactions;
o	Merge or consolidate; or
o	Transfer and sell assets.

•	Financial Covenants: The loan agreement includes a series of financial covenants we are required to meet including:
o	We are required to maintain a tangible net worth in excess of $3,500,000;
o	We are required to maintain specified ratios of senior debt to EBITDA on an annual basis and determined quarterly commencing as of June 30, 2006; and,
o	We are required to maintain a specified level of EBITDA to fixed charges for the six months ending June 30, 2006, the nine months ending September 30, 2006 and twelve months thereafter.

As of December 31, 2008, the Company was in compliance with these financial covenants.

The loan agreement as amended provides for interest at varying rates in excess of the Bank’s prime rate, depending on the level of senior debt to EBITDA over time.  The initial interest rate under the loan is prime plus 1.5% per annum.  On a quarterly basis, this ratio will be measured and the interest rate changed in accordance to the table below.

When Senior Debt to EBITDA is:	The Premium to the Prime Rate is:
Greater or equal to 4.00 to 1.00	1.50%
Greater than or equal to 3.50 to 1.00; Less than 4.00 to 1.00	1.25%
Greater than or equal to 3.25 to 1.00; Less than 3.50 to 1.00	1.00%
Greater than or equal to 2.75 to 1.00; Less than 3.25 to 1.00	0.75%
Less than 2.75 to 1.00	0.50%

At December 31, 2008 the Company was paying a premium of 0.50% over Prime.

Also, under the loan agreement, we were required to purchase a swap agreement with respect to part of the mortgage and term loan portions of our loan. On April 5, 2006, we entered into a swap arrangement with RBS with respect to 60% of the principle amounts of the mortgage loan and the term loan, which had the effect of fixing the interest rate for such portions of the loans at 8.49% for the balance of the loan terms.  On January 28, 2008, we entered into another swap agreement with respect to $3,000,000 in principal amount of our revolving loan fixing the interest rate for this portion of the revolving loan at 6.17%.  The value of these swap agreements vary as the result of variations in interest rates.  We record changes in the valuation of these swap agreements as other comprehensive income (or expense).  As of December 31, 2008, the net effect of the changes in the value of these swap agreements is a liability of $342,000.

Each of John H. Schwan and Stephen M. Merrick, officers, directors and principal shareholders of the Company have personally guaranteed the obligations of the company to RBS up to $2,000,000.

On November 13, 2007, RBS granted to the Company a capital lease line of credit of up to $1,500,000 to fund equipment acquisitions by the Company.  During the years ended December 31, 2008 and 2007, the Company received aggregate advances under this line of $1,224,000 and $272,000, respectively.

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

On June 6, 2006, we entered into a Standby Equity Distribution Agreement with Cornell Capital pursuant to which we were permitted, at our discretion; periodically sell to Cornell Capital shares of common stock for a total purchase price of up to $5 million.  The commitment of Cornell Capital was for a term commencing on the effective date of our registration statement covering the shares to be sold and expiring after 24 months from that date.  The commitment expired on January 28, 2009.  For each share of common stock purchased under the Standby Equity Distribution Agreement, Cornell Capital agreed to pay one hundred percent (100%) of the lowest volume weighted average price (as quoted by Bloomberg, LP) of our common stock on the NASDAQ Capital Market or other principal market on which our common stock is traded for the five (5) days immediately following the notice date.  Furthermore, Cornell Capital received five percent (5%) of each advance in cash under the Standby Equity Distribution Agreement as an underwriting discount.

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

On December 28, 2006, we filed a Registration Statement for the registration of 403,500 shares of our common stock.  On January 26, 2007, the Registration Statement was declared effective.  On July 24, 2008, we filed an amended Registration Statement, which was declared effective.  As of December 31, 2008, we had sold an aggregate of 341,864 shares of common stock to Cornell under the SEDA and have received net proceeds from the sale of those shares in the amount of $1,449,000.

Current Assets.  As of December 31, 2008, the total current assets of the Company were $17,688,000, compared to total current assets of $17,801,000 at December 31, 2007.  The change in current assets reflects, principally, (i) an increase in inventories of $804,000, and (ii) a decrease in cash and equivalents of $303,000, (iii) a decrease in the net deferred income tax asset of $340,000, and (iv) a decrease in prepaid expenses and other current assets of $146,000.  The increase in inventory during 2008 reflects increases of $565,000 in film raw materials and $599,000 in finished balloon products.  We do not anticipate significant increases in inventory during 2009.

Property, Plant and Equipment.  During fiscal 2008, the Company invested $2,200,000 in capital items, principally in production equipment and plant improvements.

Current Liabilities.  Accrued other liabilities includes $1,147,000 in accruals and $341,000 in mark to market liabilities.  Total current liabilities decreased from $16,483,000 as of December 31, 2007 to $16,222,000 as of December 31, 2008.  Changes in current liabilities included: (i) a decrease of $1,075,000 in trade payables, (ii) an increase of the line of credit of $1,215,000, (iii) an increase in the balance of the current portion of long term indebtedness of $228,000 and (iv) a decrease in the balance of notes payable to officers of $794,000.

Liquidity and Capital Resources; Working Capital.  As of December 31, 2008, our current assets exceeded our current liabilities by $1,466,000.  Management believes that our internally generated funds and the borrowing capacity under our revolving line of credit facility will be sufficient to meet working capital requirements for the remainder of 2009.

Shareholders’ Equity.  Shareholders’ equity was $7,735,000 as of December 31, 2008 compared to $6,591,000 as of December 31, 2007.

Seasonality

In the foil product line, sales have historically been seasonal with approximately 45% occurring in the period from December through March of the succeeding year and 21% being generated in the period July through October in recent years. The sale of latex balloons, pouches and laminated film products have not historically been seasonal, and as sales in these products lines have increased as a percentage of total sales, the seasonality of the Company's total net sales has decreased.

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

Inventory Valuation. Inventories are stated at the lower of cost or market. Cost is determined using standard costs which approximate costing determined on a first-in, first out basis. Standard costs are reviewed and adjusted at the time of introduction of a new product or design, periodically and at year-end based on actual direct and indirect production costs.  On a periodic basis, the Company reviews its inventory levels for estimated obsolescence or unmarketable items, in reference to future demand requirements and shelf life of the products. As of December 31, 2008, the Company had established a reserve for obsolescence, marketability or excess quantities with respect to inventory in the aggregate amount of $429,000.  As of December 31, 2007, the amount of the reserve was $383,000. In addition, on a periodic basis, the Company disposes of inventory deemed to be obsolete or unsaleable and, at such time, records an expense for the value of such inventory.  We record freight income as a component of net sales and record freight costs as a component of cost of goods sold.

Valuation of Long-Lived Assets. We evaluate whether events or circumstances have occurred which indicate that the carrying amounts of long-lived assets (principally property and equipment and goodwill) may be impaired or not recoverable. Significant factors which may trigger an impairment review include: changes in business strategy, market conditions, the manner of use of an asset, underperformance relative to historical or expected future operating results, and negative industry or economic trends.   FASB issued Statement No. 142, "Goodwill and Other Intangible Assets," which requires that goodwill be evaluated annually for impairment by applying a fair-value based test. We conducted a valuation analysis of our goodwill in our Mexico subsidiary for the years ended December 31, 2008 and 2007.  As of December 31, 2008 and December 31, 2007, we determined that the fair value of the Company’s interest in Flexo Universal as recorded for December 31, 2006 was not impaired.

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

We used the Black-Scholes option pricing model to determine the fair value of stock options which requires us to estimate certain key assumptions.  As a result of adopting SFAS 123(R), we incurred employee stock-based compensation cost of $58,000 for the year ended December 31, 2008.  At December 31, 2008, we had $185,000 of unrecognized compensation cost relating to stock options.

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

As of December 31, 2008, the Company had a net deferred tax asset of $1,017,000 (deferred tax assets of $1,919,000 less a valuation allowance of $902,000) representing the amount the Company may recover in future years from future taxable income. As of December 31, 2007, the amount of the net deferred tax asset was $1,080,000.  Each quarter and year-end management makes a judgment to determine the extent to which the deferred tax asset will be recovered from future taxable income.  Management reduced the valuation allowance related to the deferred tax asset by $325,000 in 2008 from $1,227,000 as of December 31, 2007 to $902,000 as of December 31, 2008.

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  This statement clarifies how to measure fair value as permitted under other accounting pronouncements but does not require any new fair value measurements.  In February 2008, the FASB issued FASB Staff Position (FSP) 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements that Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (FSP 157-1) and FSP 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2).  FSP 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope.  FSP 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal 2009.  The measurement and disclosure requirements related to financial and non-financial assets and liabilities are applied prospectively upon adoption and did not have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159).  SFAS 159 permits companies to choose to measure certain financial instruments and other items at fair value.  The standard requires that unrealized gains and losses are reported in earnings for items measured using the fair value option.  SFAS No. 159 is effective for us on January 1, 2008.  We did not elect the fair value option for any assets or liabilities that were not previously carried at fair value.  Accordingly, the adoption of SFAS 159 had no impact on our consolidated financial statements.

In October 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (FSP 157-3).  FSP 157-3 clarifies the application of SFAS No. 157 in a market that is not active, and addresses application issues such as the use of internal assumptions when relevant observable data does not exist, the use of observable market information when the market is not active, and the use of market quotes when assessing the relevance of observable and unobservable data.  FSP 157-3 is effective for all periods presented in accordance with SFAS No. 157.  The adoption of FSP 157-3 did not have a significant impact on our consolidated financial statements.

Accounting Pronouncements Not Yet Implemented

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS No. 161).  SFAS No. 161 requires companies to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”, and how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008.  We are currently evaluating SFAS No. 161 and have not determined the impact on our financial statements.

Item No. 7A - Qualitative And Quantitative Disclosures Regarding Market Risk

N/A

Item No. 8 Financial Statements and Supplementary Data

Reference is made to the Consolidated Financial Statements contained in Part IV hereof.

Item No. 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item No. 9A - Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (together the “Certifying Officers”), of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008, the end of the period covered by this report.  Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective as of December 31, 2008 to provide reasonable assurance that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Certifying Officers, as appropriate, to allow for timely decisions regarding required disclosure.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee Sponsoring Organizations of the Treadway Commission.  This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operation effectiveness of controls and a conclusion on this evaluation.  Although there are inherent limitations in the effectiveness of any system of internal controls over financial reporting, based on our evaluation, management has concluded our internal controls over financial reporting were effective as of December 31, 2008.

On March 5, 2009, in the course of a review by our accounting and production personnel of various production-related expenses, we discovered that, during the years from 1997 through 2008, the Company had received and paid certain invoices for repair and maintenance services and related parts, which had, in fact, never been provided to the Company.  We further discovered that an officer of the Company principally owned the company that submitted the invoices.  This officer was also responsible for the repair and maintenance activities in the Company and had the authority to approve and did approve such invoices for payment, of which he was the ultimate recipient.

We are conducting a full investigation and review of these circumstances and of our internal controls relating to these events.  The officer involved has resigned and has agreed to make full restitution of the amounts wrongfully received by him.  The aggregate amount of such payments fraudulently received by such officer from the Company over the eleven-year period was approximately $1,400,000.  The expense recorded in 2008 and 2007 was $143,000 and $155,000, respectively.  To date, we have received restitution from this former officer in the amount of $124,000.  We believe that, under our control system in effect as of December 31, 2008, these events would have been prevented as the current vendor selection, approval and set up process in the accounting system is much more rigorous and independent, requiring multiple levels of vendor review and approval prior to acceptance and set up in the master vendor file. In addition, a control process was in place that required that an independent review of all invoices submitted for payment is reviewed and procedures performed to ensure the services were performed and goods were received prior to approval for payment.  Unfortunately, a breakdown in this control from a performance standpoint had occurred.  While the cumulative amount of the improper payments in total may have been substantial, the related losses were reported in cost of sales for the respective periods and discovery of these improper payments has not resulted in changes to any previously reported results.  Therefore we do not consider this event to be a material weakness in our internal control over financial reporting.

Management of the Company, in conjunction with the Audit Committee, are conducting an investigation and review concerning these events to gauge the adequacy of the Company’s internal controls and to identify and implement changes and improvements in our internal controls to remediate deficiencies in our internal controls.  We are considering and planning at least the following changes:

•	Initial and ongoing periodic review of all vendors by individuals who are not involved in the purchasing process with such vendors;
•	Enhanced documentation and review requirements of invoices prior to authorization for payment;
•	Periodic testing of invoices by individuals not involved in purchasing or in the approval process of the invoices for payment;
•	Initiation of an internal audit function with respect to purchasing and treasury functions.

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

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

In light of the events described above, we are reviewing our procedures and controls and plan to implement certain changes and additions to our internal controls during the second quarter of 2009.

There has been no change during the Company’s fiscal quarter ended December 31, 2008 in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

Item 9B – Other Information

None

PART III

Item No. 10 – Directors and Executive Officers of the Registrant

Information called for by Item 10 of Part III is incorporated by reference to the definitive Proxy Statement for the 2009 Annual Meeting of Shareholders which is expected to be filed with the Commission within 120 days after December 31, 2008.

Item No. 11 – Executive Compensation

Information called for by Item 11 of Part III is incorporated by reference to the definitive Proxy Statement for the 2009 Annual Meeting of Shareholders which is expected to be filed with the Commission within 120 days after December 31, 2008.

Item No. 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information called for by Item 12 of Part III is incorporated by reference to the definitive Proxy Statement for the 2009 Annual Meeting of Shareholders which is expected to be filed with the Commission within 120 days after December 31, 2008.

Item No. 13 – Certain Relationships and Related Transactions

Information called for by Item 13 of Part III is incorporated by reference to the definitive Proxy Statement for the 2009 Annual Meeting of Shareholders which is expected to be filed with the Commission within 120 days after December 31, 2008.

Item No. 14 – Principal Accountant Fees and Services

Information called for by Item 14 of Part III is incorporated by reference to the definitive Proxy Statement for the 2009 Annual Meeting of Shareholders which is expected to be filed with the Commission within 120 days after December 31, 2008.

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
10.17
Warrant dated February 1, 2006, to purchase 151,515 shares of Common Stock – Stephen M. Merrick (Incorporated by reference to Exhibits contained in Registrant’s Report on Form 8-K dated February 3, 2006)

10.18
Note dated February 1, 2006, CTI Industries Corporation to John Schwan in the sum of $500,000 (Incorporated by reference to Exhibits contained in Registrant’s Report on Form 8-K dated February 3, 2006)

10.19
Note dated February 1, 2006, CTI Industries Corporation to Stephen M. Merrick in the sum of $500,000 (Incorporated by reference to Exhibits contained in Registrant’s Report on Form 8-K dated February 3, 2006)

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

10.27	Agreement between Babe Winkelman Productions Inc and the Company dated April 10, 2008 (Incorporated by reference to Exhibit contained in Registrant’s Report on Form 8-K dated April 14, 2008)
10.28	Amendment to the License Agreement between Rapak, LLC and the Company dated May 6, 2008 (Incorporated by reference to Exhibit contained in Registrant’s Report on Form 8-K dated May 8, 2008)
10.29
Fifth Amendment to Loan Agreement between RBS Citizens, N.A. and the Company dated January 30, 2009 (Incorporated by reference to Exhibit contained in Registrant’s Report on Form 8-K dated February 2, 2009)

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 31, 2009.

CTI INDUSTRIES CORPORATION
By:	/s/ Howard W. Schwan
Howard W. Schwan, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Howard W. Schwan	President and Director	March 31, 2009
Howard W. Schwan

/s/ John H. Schwan	Chairman and Director	March 31, 2009
John H. Schwan

/s/ Stephen M. Merrick	Executive Vice President,
Stephen M. Merrick	Secretary, Chief Financial Officer and Director	March 31, 2009

/s/ Stanley M. Brown
Stanley M. Brown	Director	March 31, 2009

/s/ Bret Tayne
Bret Tayne	Director	March 31, 2009

/s/ John I. Collins
John I. Collins	Director	March 31, 2009

/s/ Phil Roos	Director	March 31, 2009
Phil Roos

CTI Industries Corporation
and Subsidiaries

Consolidated Financial Statements

Years ended December 31, 2008 and 2007

Contents

Consolidated Financial Statements:
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets as of December 31, 2008 and 2007	F-2
Consolidated Statements of Operations for the years ended
December 31, 2008 and 2007	F-3
Consolidated Statements of Stockholders’ Equity and Comprehensive Loss for
the years ended December 31, 2008 and 2007	F-4
Consolidated Statements of Cash Flows for the years ended
December 31, 2008 and 2007	F-5
Notes to Consolidated Financial Statements – December 31, 2008	F-6

Financial Statement Schedule:
Schedule II – Valuation and Qualifying Accounts for the years ended
December 31, 2008 and 2007	F-31

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
CTI Industries Corporation

We have audited the accompanying consolidated balance sheets of CTI Industries Corporation and Subsidiaries (the “Company”) as of December 31, 2008 and December 31, 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the Index at item 15(a). These consolidated financial statements and consolidated schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CTI Industries Corporation and Subsidiaries as of December 31, 2008 and December 31, 2007, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all respects, the information set forth therein.

/s/ Blackman Kallick, LLP
Chicago, Illinois
March 31, 2009

F1

CTI Industries Corporation and Subsidiaries
Consolidated Balance Sheets

	December 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$180,578	$483,112
Accounts receivable, (less allowance for doubtful accounts of $39,000 and $312,000, respectively)	5,821,593	5,950,551
Inventories, net	10,504,769	9,700,618
Net deferred income tax asset	674,872	1,014,451
Prepaid expenses and other current assets	506,225	651,969

Total current assets	17,688,037	17,800,701

Property, plant and equipment:
Machinery and equipment	21,612,995	19,520,741
Building	3,179,909	3,035,250
Office furniture and equipment	1,898,642	1,900,219
Intellectual Property	345,092	305,017
Land	250,000	250,000
Leasehold improvements	409,797	465,838
Fixtures and equipment at customer locations	2,539,033	2,381,921
Projects under construction	1,017,737	1,836,877
	31,253,205	29,695,863
Less : accumulated depreciation and amortization	(20,677,223)	(19,599,708)

Total property,plant and equipment, net	10,575,982	10,096,155

Other assets:
Deferred financing costs, net	123,229	113,209
Goodwill	989,108	989,108
Net deferred income tax asset	341,714	133,756
Other assets (due from related party $63,000 and $66,000, respectively)	270,121	191,206

Total other assets	1,724,172	1,427,279

TOTAL ASSETS	29,988,191	29,324,135
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Checks written in excess of bank balance	680,348	616,583
Trade payables	3,153,005	4,227,954
Line of credit	7,960,765	6,746,213
Notes payable - current portion	1,091,489	863,513
Notes payable - officers, current portion, (net of debt discount of $89,000 and $90,000)	1,363,255	2,157,065
Accrued/Other liabilities	1,973,318	1,871,781

Total current liabilities	16,222,180	16,483,109

Long-term liabilities:
Notes payable - affiliates	894,620	1,070,151
Notes payable, net of current portion	4,220,071	4,351,743
Notes payable - officers, subordinated, (net of debt discount of $96,000 and $185,000)	903,964	815,296
Total long-term liabilities	6,018,655	6,237,190
Minority interest	12,756	12,534
Stockholders' equity:
Preferred Stock — no par value 2,000,000 shares authorized 0 shares issued and outstanding	-	-
Common stock - no par value, 5,000,000 shares authorized, 2,808,720 and 2,569,124 shares issued and 2,808,720 and 2,569,124 outstanding, respectively	3,764,020	3,764,020
Paid-in-capital	8,703,265	6,754,077
Warrants issued in connection with subordinated debt and bank debt	443,313	1,038,487
Accumulated deficit	(3,209,868)	(4,363,999)
Accumulated other comprehensive loss	(1,966,130)	(601,283)

Total stockholders' equity	7,734,600	6,591,302

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$29,988,191	$29,324,135

See accompanying notes to consolidated financial statements

F2

CTI Industries Corporation and Subsidiaries
Consolidated Statements of Operations

	For the Year Ended December 31,
	2008	2007

Net Sales	$44,980,674	$36,509,710

Cost of Sales	34,658,271	27,825,493

Gross profit	10,322,403	8,684,217

Operating expenses:
General and administrative	5,375,526	5,211,470
Selling	886,391	753,571
Advertising and marketing	1,677,900	1,474,289
Total operating expenses	7,939,817	7,439,330

Income from operations	2,382,586	1,244,887

Other income (expense):
Interest expense	(1,037,136)	(1,294,726)
Interest income	5,679	8,762
Foreign currency gain	50,003	173,510

Total other expense	(981,454)	(1,112,454)

Income before income taxes and minority interest	1,401,132	132,433

Income tax expense	246,779	50,673

Income before minority interest	1,154,353	81,760

Minority interest in loss (income) of subsidiary	222	(138)

Net income	$1,154,131	$81,898

Other Comprehensive Loss, net of taxes
Unrealized loss on derivative instruments	$(241,809)	$(99,636)
Foreign currency adjustment	$(1,123,038)	$(204,157)
Comprehensive loss	$(210,716)	$(221,895)

Basic income per common share	$0.42	$0.03

Diluted income per common share	$0.40	$0.03

Weighted average number of shares and equivalent shares of common stock outstanding:
Basic	2,763,017	2,346,126

Diluted	2,898,681	2,589,960

See accompanying notes to consolidated financial statements

F3

CTI Industries Corporation and Subsidiaries
Consolidated Statements of Stockholders' Equity and Comprehensive Loss

				Value of warrants		Accumulated
				issued in		Other	Less
	Common Stock		Paid-in	connection with	Accumulated	Comprehensive	Treasury Stock
	Shares	Amount	Capital	subordinated debt	Deficit	Loss	Shares	Amount	TOTAL

Balance, December 31, 2006	2,412,297	$3,764,020	$6,100,587	$1,038,487.0	$(4,445,897)	$(297,490)	270,200	$(1,057,782)	$5,101,925

Options Exercised	93,576	$-	$228,467						$195,466

Shares issued under SEDA agreement (net of issuance costs)	323,625	$-	$1,354,824						$1,354,824

Shares issued under consulting agreement	17,000		$79,050						$79,050

Cancellation of Treasury Shares	(270,200)		$(1,057,782)				(270,200)	$1,057,782	$-

Compensation relating to Option Issuance			$14,000						$14,000

Excess tax benefit - Options			$67,932						$67,932

Shares Surrendered to Exercise Options	(7,174)		$(33,001)						$-

Net Income					$81,898				$81,898

Other comprehensive income, net of taxes
Unrealized loss on derivative instruments						$(99,636)			$(99,636)
Foreign currency translation						$(204,157)			$(204,157)
Total comprehensive income						$(303,793)			$(221,895)

Balance, December 31, 2007	2,569,124	$3,764,020	$6,754,077	$1,038,487	$(4,363,999)	$(601,283)	$-	$-	$6,591,302

Warrants Exercised	163,000		$793,810						$793,810

Options Exercised	8,357		$16,775						$16,775

Issue of warrants			$126,371						$126,371
related to loan guarantee

Shares issued under SEDA agreement (net of issuance costs)	18,239		$94,500						$94,500

Reclass exercised warrants issued with debt			$595,174	$(595,174)					$-

Stock issued for services	50,000		$235,188						$235,188

Compensation relating to Option Issuance			$58,061						$58,061

Excess tax benefit - Options			$29,309						$29,309

Net Income					$1,154,131				$1,154,131

Other comprehensive income, net of taxes
Unrealized loss on derivative instruments						$(241,809)			$(241,809)
Foreign currency translation						$(1,123,038)			$(1,123,038)
Total comprehensive income						$(1,364,847)			$(210,716)

Balance, December 31, 2008	2,808,720	3,764,020	$8,703,265	$443,313	$(3,209,868)	$(1,966,130)	-	-	$7,734,600

See accompanying notes to consolidated financial statements

F4

CTI Industries Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2008	2007

Cash flows from operating activities:
Net income	$1,154,131	$81,898
Adjustment to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	1,592,891	1,466,419
Amortization of debt discount	88,668	90,389
Stock based compensation	58,061	14,000
Excess tax benefits from stock-based compensation	(12,801)	(35,373)
Minority interest in loss of subsidiary	222	138
Provision for losses on accounts receivable	138,657	105,153
Provision for losses on inventories	178,288	141,305
Stock issued under consulting agreement	69,437	43,917
Deferred income taxes	218,080	(21,323)
Change in assets and liabilities:
Accounts receivable	(587,572)	338,142
Inventories	(1,380,459)	(1,872,903)
Prepaid expenses and other assets	122,169	270,117
Trade payables	(783,752)	823,185
Accrued liabilities	(455,409)	(88,874)

Net cash provided by operating activities	400,611	1,356,190

Cash used in investing activity - purchases of property, plant and equipment	(2,200,454)	(2,848,003)

Net cash used in investing activities	(2,200,454)	(2,848,003)

Cash flows from financing activities:
Change in checks written in excess of bank balance	79,838	507,932
Net change in revolving line of credit	1,214,552	428,353
Proceeds from issuance of long-term debt and warrants	1,224,267	325,913
Repayment of long-term debt (related parties $176,000 and $224,000)	(942,436)	(1,241,757)
Excess tax benefits from stock-based compensation	12,801	35,373
Proceeds from exercise of stock options and warrants	16,775	195,467
Proceeds from issuance of stock, net	94,500	1,354,821
Cash paid for deferred financing fees	(19,425)	(20,213)

Net cash provided by financing activities	1,680,872	1,585,889

Effect of exchange rate changes on cash	(183,564)	4,472

Net (decrease) increase in cash and cash equivalents	(302,535)	98,548

Cash and cash equivalents at beginning of period	483,113	384,565

Cash and cash equivalents at end of period	$180,578	$483,113

Supplemental disclosure of cash flow information:
Cash payments for interest	$1,039,433	$1,201,228

Cash payments for taxes	$90,206	$81,900

Supplemental Disclosure of non-cash investing and financing activity

Stock issued under consulting agreement	$69,437	$43,917

Exercise of Warrants and payment of Subordinated Debt	$793,810	$-

Issuance of warrants for guarantee of debt	$126,371	$-

Property, Plant and Equipment acquisitions funded by liabilities	$122,757	$133,390

See accompanying notes to consolidated financial statements

F5

December 31, 2008

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

Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the amounts reported of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period in the financial statements and accompanying notes. Actual results may differ from those estimates. The Company’s significant estimates include valuation allowances for doubtful accounts, lower of cost or market of inventory, deferred tax assets, and recovery value of goodwill.

F6

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

Production costs of work in process and finished goods include material, labor and overhead. Work in process and finished goods are not recorded in excess of net realizable value.

Property, Plant and Equipment

Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged to operations as incurred. Depreciation is computed using the straight-line method over estimated useful lives of the related assets. Leasehold improvements are amortized on a straight-line method over the lesser of the estimated useful life or the lease term. The estimated useful lives range as follows:

Building	25 - 30 years
Machinery and equipment	3 - 15 years
Projects that prolong the life and increase efficiency of machinery	3 - 5 years
Light Machinery	5 - 10 years
Heavy Machinery	10 - 15 years
Office furniture and equipment	5 - 8 years
Leasehold improvements	5 - 8 years
Furniture and equipment at customer locations	1 - 3 years

F7

Light machinery consists of forklifts, scissor lifts, and other warehouse machinery.  Heavy machinery consists of production equipment including laminating, printing and converting equipment.  Projects in process represent those costs capitalized in connection with construction of new assets and/or improvements to existing assets including a factor for interest on funds committed to projects in process of $79,000.  Upon completion, these costs are reclassified to the appropriate asset class.

Goodwill

The Company applies the provisions of SFAS 142, “Goodwill and Other Intangible Assets”, under which goodwill is tested at least annually for impairment. Goodwill on the accompanying balance sheets relates to the Company’s acquisition of Flexo Universal in a prior year. It is the Company’s policy to perform impairment testing for Flexo Universal annually as of December 31, or as circumstances change.  An annual impairment review was completed and no impairment was noted for the years ended December 31, 2008 and 2007.  (See note 16)  While the Company believes that its estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect these evaluations.

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

Income Taxes

The Company accounts for income taxes using the liability method. As such, deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Deferred tax assets and liabilities are measured using enacted tax rates expected to be in effect when the anticipated reversal of these differences is scheduled to occur. Deferred tax assets are reduced by a valuation allowance when, management cannot determine, in its opinion, that it is more likely than not that the Company will recover that recorded value of the deferred tax asset. The Company is subject to U.S. Federal, state and local taxes as well as foreign taxes in the United Kingdom and Mexico.

F8

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

Research and Development

The Company conducts product development and research activities which includes (i) creative product development and (ii) engineering. During the years ended December 31, 2008 and 2007, research and development activities totaled $357,000 and $350,000, respectively.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expenses amounted to $346,000 and $194,000 for the years ended December 31, 2008 and 2007, respectively.

3.  New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  This statement clarifies how to measure fair value as permitted under other accounting pronouncements but does not require any new fair value measurements.  In February 2008, the FASB issued FASB Staff Position (FSP) 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements that Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (FSP 157-1) and FSP 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2).  FSP 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope.  FSP 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal 2009.  The measurement and disclosure requirements related to financial and non-financial assets and liabilities are applied prospectively upon adoption and did not have a material impact on the Company’s consolidated financial statements.

F9

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159).  SFAS 159 permits companies to choose to measure certain financial instruments and other items at fair value.  The standard requires that unrealized gains and losses are reported in earnings for items measured using the fair value option.  SFAS No. 159 is effective for us on January 1, 2008.  We did not elect the fair value option for any assets or liabilities that were not previously carried at fair value.  Accordingly, the adoption of SFAS 159 had no impact on our consolidated financial statements.

In October 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (FSP 157-3).  FSP 157-3 clarifies the application of SFAS No. 157 in a market that is not active, and addresses application issues such as the use of internal assumptions when relevant observable data does not exist, the use of observable market information when the market is not active, and the use of market quotes when assessing the relevance of observable and unobservable data.  FSP 157-3 is effective for all periods presented in accordance with SFAS No. 157.  The adoption of FSP 157-3 did not have a significant impact on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS No. 161).  SFAS No. 161 requires companies to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”, and how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008.  We are currently evaluating SFAS No. 161 and have not determined the impact on our financial statements.

4.  Fair Value Disclosures; Derivative Instruments

Financial Accounting Standards Board (“FASB”) Statement No. 157, Fair Value Measurements (“SFAS 157”) defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements.  The implementation of SFAS 157 did not cause a change in the method of calculating fair value assets or liabilities.

F10

SFAS 157 establishes a three-level valuation hierarchy for disclosure of fair value measurements.  The valuation hierarchy categorizes assets and liabilities at fair value into one of three different levels depending on the observability of the inputs employed in the measurement.  The three levels are defined as follows:

•	Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets are liabilities in active markets.

•
Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs are observable for the asset or liability, or unobservable but corroborated by market data, for substantially the full term of the financial instrument.

•	Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of the input that is significant to the fair value measurement.  The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.  The following table presents information about the Company’s liabilities measured at fair value on a recurring basis as of December 31, 2008 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

Description	12/31/2008	Level 1	Level 2	Level 3
Interest Rate Swap 2006-1	$(49,929)		$(49,929)
Interest Rate Swap 2006-2	(142,351)		(142,351)
Interest Rate Swap 2008	(149,165)		(149,165)
	$(341,445)		$(341,445)

The Company’s interest rate swap agreements are valued using the counterparty’s mark-to-market statement, which can be validated using modeling techniques that include market inputs such as publically available interest rate yield curves, and are designated as Level 2 within the valuation hierarchy.

SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of SFAS No. 133,” SFAS No. 138,”Accounting for Certain Derivative Instruments and Certain Hedging Activities” and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities, (Collectively “SFAS 133”) require an entity to recognize all derivatives as either assets or liabilities in the consolidated balance sheet and to measure those instruments at fair value.  Under certain conditions, a derivative may be specifically designated as a fair value hedge or a cash flow hedge.

F11

On April 5, 2006, the Company entered into two swap agreements with RBS Citizens N.A. (“RBS”) in connection with portions (totaling $3,780,000) of the principal amounts of a mortgage loan and term loan to the Company fixing the interest rate on such floating rate loans at 8.49%.  On January 28, 2008, the Company entered into a swap agreements with the Bank with respect to $3,000,000 in principal amount of a floating rate revolving loan fixing the interest rate on such amount at 6.17%.  These swap agreements are designated as cash flow hedges and hedge the Company’s exposure to interest rate fluctuations on the portions of the principal amount of loans with the Bank that are covered by the swap agreements.  These swap agreements are derivative financial instruments and the Company determines the fair market value of these agreements on a quarterly basis, based on the Bank’s mark-to-market statement, recording the fair market value of these contracts on the balance sheet with the offset to other comprehensive loss.  As of December 31, 2008, the Company has recorded the fair value of these swap agreements on the balance sheet as a liability of $341,000.  For the quarter and year ended December 31, 2008, the Company recorded an unrealized loss of $162,000 and $218,000, and for the quarter and year ended December 31, 2007, the Company recorded an unrealized loss of $44,000 and $68,000, respectively with respect to these swap agreements in other comprehensive income, which represents the change in value of these swap agreements for the quarter and year then ended.

The Company has not had any realized loss from financial instruments during 2007 and 2008.

F12

5.  Other Comprehensive Loss

The following table sets forth the tax effects of components of other comprehensive loss and the accumulated balance of other comprehensive loss and each component.

Tax Effects Allocated to Each Component of Other Comprehensive Loss
for the years ended December 31, 2008 and 2007

		Tax
	Before-Tax	(Expense)	Net-of-Tax
	Amount	or Benefit	Amount
2008
Foreign currency translation adjustments	$(1,123,038)	$-	$(1,123,038)
Unrealized loss on derivative instruments	(241,809)	-	(241,809)
Other Comprehensive loss	$(1,364,847)	$-	$(1,364,847)

		Tax
	Before-Tax	(Expense)	Net-of-Tax
	Amount	or Benefit	Amount
2007
Foreign currency translation adjustments	$(204,157)	$-	$(204,157)
Unrealized loss on derivative instruments	(99,636)	-	(99,636)
Other Comprehensive loss	$(303,793)	$-	$(303,793)

Accumulated Other Comprehensive Loss Balances as December 31, 2008
			Accumulated
	Foreign	Unrealized	Other
	Currency	Loss on	Comprehensive
	Items	Derivatives	Income
Beginning balance	$(501,647)	$(99,636)	$(601,283)
Current period change, net of tax	(1,123,038)	(241,809)	(1,364,847)
Ending balance	$(1,624,685)	$(341,445)	$(1,966,130)

Accumulated Other Comprehensive Loss Balances as December 31, 2007
			Accumulated
	Foreign	Unrealized	Other
	Currency	Loss on	Comprehensive
	Items	Derivatives	Income
Beginning balance	$(297,490)	$-	$(297,490)
Current period Change, net of tax	(204,157)	(99,636)	(303,793)
Ending balance	$(501,647)	$(99,636)	$(601,283)

For the years ended December 31, 2008 and 2007 no tax benefit for foreign currency translation adjustments has been recorded as such amounts would result in a deferred tax asset. For the years ended December 31, 2008 and 2007 no income tax benefit was recorded for the unrealized losses on the derivative instruments by reason of the fact that the tax benefit was offset by the valuation allowance with respect to the related deferred tax asset.

F13

6.  Major Customers

For the year ended December 31, 2008, the Company had three customers that accounted for approximately 20.0%, 16.9% and 15.5%, respectively, of consolidated net sales. In 2007, the first two customers accounted for approximately 20.3%, and 19.1% respectively.  See note 15 for disclosure of related parties major customer in 2008 and 2007.  At December 31, 2008, the outstanding accounts receivable balances due from these three customers were $2,155,000, $311,000 and $144,000, respectively. At December 31, 2007, the outstanding accounts receivable balances due from these customers were $2,905,000, $519,000, and $0 respectively.

7.  Inventories

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

Inventories are comprised of the following:

	December 31, 2008	December 31, 2007

Raw materials	$1,676,000	$1,452,000
Work in process	1,075,000	1,423,000
Finished goods	8,183,000	7,208,000
Allowance for excess quantities	(429,000)	(382,000)
Total inventories	$10,505,000	$9,701,000

F14

8.	Notes Payable

Long term debt consists of:

	Dec. 31, 2008	Dec. 31, 2007

Term Loan with RBS, payable in monthly installments of $58,333 plus interest at prime 3.25% and 7.25% at December 31, 2008 and 2007, respectively) plus .50% (3.75%) and 0.75% (8.00%) at December 31, 2008 and 2007, respectively (amortized over 60 months) balance due January 31, 2011	$1,517,000	$2,257,000

Mortgage Loan with RBS, payable in monthly installments of $9,333 plus interest at prime (3.25% and 7.25% at December 31, 2008 and 2007, respectively) plus .50% (3.75%) and 0.75% (8.00%) at December 31, 2008 and 2007, respectively (amortized over 25 years) balance of $2,300,000 due January 31, 2011	$2,481,000	$2,677,000

Subordinated Notes (Officers) due 2009, interest at 9% (See Notes 10,15)	$638,000	$1,432,000

Subordinated Notes (Officers) due 2008, interest at 8% (See Notes 10,15)	$814,000	$814,000

Subordinated Notes (Officers) due 2011, interest at prime (3.25% and 7.25% at December 31, 2008 and 2007, respectively) + 2%, 5.25% and 9.25% as of December 31, 2008 and 2007, respectively, net of debt discount of $185,000 and $273,000 at December 31, 2008 and 2007, respectively	$815,000	$727,000

(2008) Asset Financing Loans (Forklift financed with Yale Financial Services; Pouch Machines financed with RBS): Forklift payable in monthly installments of $426 (amortized over 5 years); Pouch Machine #6; payable in monthly installments of $5,626 (amortized over 5 years); Pouch Machine #7, 8; payable in monthly installments of $9,891 (amortized over 5 years); Pousch Machine #9, 10,11; payable in monthly installments of $14,111 (amortize over 5 years); (2007) Asset Financing Loans: Forklift payable in monthly installments of $426 (amoritized over 5 years); Pouch Machine #6; payable in monthly installments of $5,626 (amortized over 5 years);
	$1,314,000	$281,000

Total long-term debt	$7,579,000	$8,188,000

Less current portion	$(2,455,000)	$(3,021,000)

Total Long-term debt, net of current portion	$5,124,000	$5,167,000

F15

On February 1, 2006, the Company entered into a Loan Agreement with RBS Citizens N.A. (“RBS”), Chicago, Illinois, previously referred to as Charter One Bank, under which, as amended, RBS has agreed to provide a credit facility to the Company in the total amount of $15,300,000, which includes (i) a five year mortgage loan secured by the Barrington, Illinois property in the principal amount of $2,800,000, amortized over a 25 year period, (ii) a five year term loan secured by the equipment at the Barrington, Illinois plant in the amount of $3,500,000 and (iii) a three-year revolving line of credit up to a maximum amount of $9,000,000, secured by inventory and receivables. The amount the Company can borrow on the revolving line of credit includes 85% of eligible receivables and 60% of eligible inventory.  Certain terms of the loan agreement include:

•	Restrictive Covenants: The Loan Agreement includes several restrictive covenants under which we are prohibited from, or restricted in our ability to:
o	Borrow money;
o	Pay dividends and make distributions;
o	Issue stock;
o	Make certain investments;
o	Use assets as security in other transactions;
o	Create liens;
o	Enter into affiliate transactions;
o	Merge or consolidate; or
o	Transfer and sell assets.

•	Financial Covenants: The loan agreement includes a series of financial covenants we are required to meet including:
o	We are required to maintain a tangible net worth in excess of $3,500,000;
o	We are required to maintain specified ratios of senior debt to EBITDA on an annual basis and determined quarterly commencing as of June 30, 2006; and,
o	We are required to maintain a specified level of EBITDA to fixed charges for the six months ending June 30, 2006, the nine months ending September 30, 2006 and twelve months thereafter.

As of December 31, 2008, the Company was in compliance with these covenants.  On January 31, 2009, the Company entered into an amendment to the Loan Agreement extending the revolving loan term to January 31, 2010.

The Company used interest rate swaps as a cash flow hedge to manage interest costs and the risk associated with changing interest rates of long-term debt.  (See Note 4)

Each of John H. Schwan and Stephen M. Merrick, officers, directors and principal shareholders of the Company have personally guaranteed the obligations of the Company to RBS up to $2,000,000.  (See Note 15)

As of December 31, 2008 the balance outstanding on the revolving line of credit with RBS was $7,961,000 with an interest rate of 3.50%.

F16

Future minimum principal payments, exclusive of debt discount, for amounts outstanding under these long-term debt agreements for each of the years ended December 31:

2009	$2,455,000
2010	1,023,000
2011	3,688,000
2012	318,000
2013	95,000
Thereafter	-
$7,579,000

9.	Current Liabilities

As of December 31, 2008, Accrued/Other Liabilities includes $1,147,000 in accruals and $341,000 in mark to market liabilities.  As of December 31, 2007, this account includes $1,872,000 in accrued liabilities.

10.	Subordinated Debt

In February 2003, the Company received $1,630,000 from certain shareholders in exchange for (a) 9% subordinated notes, and (b) five year warrants to purchase 163,000 common shares at $4.87 per share. The proceeds were to (i) re-finance the bank loan of CTI Mexico in the amount of $880,000 and (ii) to provide financing for CTI Mexico and Flexo Universal. The value of the warrants was $460,000 calculated using Black-Scholes option pricing formula. The Company applied the discount against the subordinated debt. The discount is being amortized using the effective interest method to interest expense over the term of the debt. These loans are subordinated to the Bank debt of the Company.  On February 8, 2008 those shareholders exercised these warrants in exchange for a reduction on these notes of $794,000.  The remaining balance of $836,000 is due on demand.

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

At various times during 2003, John H. Schwan loaned an aggregate of $795,204 to the Company in exchange for notes bearing interest at various annual rates (5%-8%). These notes are subordinated to the bank loan of the Company. Mr. Merrick also advanced $19,209 to the Company in December 2005.  The remaining balance of $836,000 is due on demand.

F17

11.	Income Taxes

The income tax provisions are comprised of the following:
	Dec. 31 2008	Dec. 31 2007
Current:
Federal	$-	$-
State	-	-
Foreign	205,089	162,218
	$205,089	$162,218

Deferred
Federal	$41,690	$(94,934)
State	-	(16,611)
Foreign	-	-
	41,690	(111,545)
Total Income Tax Provision	$246,779	$50,673

The components of the net deferred tax asset at December 31 are as follows:
	2008	2007
Deferred tax assets:
Allowance for doubtful accounts	$8,389	$113,265
Inventory allowances	126,109	110,156
Accrued liabilities	60,868	71,576
Unicap 263A adjustment	121,144	114,774
Net operating loss carryforwards	2,451,446	2,972,715
Alternative minimum tax credit carryforwards	342,673	342,673
State investment tax credit carryforward	30,512	30,512
Foreign tax credit carryforward	298,635	-
Other foreign tax items	43,582	55,556
Foreign asset tax credit carryforward	-	38,872
Total deferred tax assets	3,483,358	3,850,099
Deferred tax liabilities:
Book over tax basis of capital assets	(1,276,174)	(1,193,457)
Other foreign tax items	(288,146)	(281,434)
	1,919,038	2,375,208
Less: Valuation allowance	(902,452)	(1,227,001)
Net deferred tax assets	$1,016,586	$1,148,207

The Company maintains a valuation allowance with respect to deferred tax assets as a result of the uncertainty of ultimate realization. At December 31, 2008, the Company has net operating loss carryforwards of approximately $6,040,000 expiring in various years through 2025. In addition, the Company has approximately $343,000 of alternative minimum tax credits as of December 31, 2008, which have no expiration date.

F18

Income tax provisions differed from the taxes calculated at the statutory federal tax rate as follows:

	Years Ended December 31,
	2008	2007
Taxes at statutory rate	$490,397	$46,352
State income taxes	67,507	6,381
Nondeductible expenses	24,277	18,317
Decrease in deferred tax valuation allowance	(324,549)	-
Foreign taxes and other	(10,853)	(20,377)
Income tax provision	$246,779	$50,673

The Company files tax returns in the U.S. federal and U.K and Mexico foreign tax jurisdictions and various state jurisdictions. The tax years 2004 through 2006 remain open to examination. Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. During the twelve months ended December 31, 2008, the Company did not recognize expense for interest or penalties, and do not have any amounts accrued at December 31, 2008, as the Company does not believe it has taken any uncertain tax positions.

12.	Other Income/Expense

Other income/expense set forth on the Company’s Consolidated Statement of Income for the fiscal year ended December 31, 2008 included gains of $50,000 from currency variability. In 2007, the Company had a gain of $174,000 related to currency variability items.

13.	Notes Payable - Affiliates

Items identified as Notes Payable Affiliates in the Company’s Consolidated Balance Sheet as of December 31, 2008 include loans by officers/shareholders to Flexo Universal totaling $894,000.  The note has a 15-year term maturing in 2021.  Items identified as Notes Payable Affiliates in the Company’s Consolidated Balance Sheet as of December 31, 2007 include (i) loans by officers/shareholders to Flexo Universal totaling $1,056,000, and (ii) $14,000 owed to others.  (See Note 15)

14. Employee Benefit Plan

The Company has a defined contribution plan for substantially all employees. Profit sharing contributions may be made at the discretion of the Board of Directors. Effective January 1, 2006, the Company amended its defined contribution plan. Under the amended plan, the maximum contribution for the Company is 5% of gross wages. Employer contributions to the plan totaled $118,000 and $105,000 for the years ended December 31, 2008 and 2007, respectively.

F19

15.	Related Party Transactions

Stephen M. Merrick is of counsel to a law firm from which we received legal services during the year. Mr. Merrick is both a director and a shareholder of the Company. Legal fees incurred with this firm or predecessor, were $174,000 and $106,000 for the years ended December 31, 2008 and 2007, respectively.

John H. Schwan, Chairman of the Company, is a principal of Shamrock Packaging and affiliated companies. The Company made purchases of packaging materials from Shamrock of approximately $824,000 and $622,000 during the years ended December 31, 2008 and 2007, respectively.

John H. Schwan, Chairman of the Company, is one of the owners of White Horse Production, Inc.  The Company made purchases from White Horse of approximately $46,000 and $16,500 during the years ended December 31, 2008 and 2007, respectively.

John H. Schwan, Chairman of the Company, is the brother of Gary Schwan, one of the owners of Schwan Incorporated which provides building maintenance and remodeling services to the Company.  The Company made purchases from Schwan Incorporated of approximately $142,000 and $111,000 during the years ended December 31, 2008 and 2007, respectively.

During the period from January 2003 to the present, John H. Schwan, Chairman of the Company, and Stephen M. Merrick, Executive Vice President and Chief Financial Officer have made loans to the Company and to Flexo which have outstanding balances, for the Company of $2,267,000 and $2,973,000 (net of discount of $185,000) and for Flexo of $858,000 and $858,000 as of December 31, 2008 and 2007, respectively.

During 2008 and 2007 interest paid to these individuals on these outstanding loans was $414,000 and $299,000, respectively.  (See Notes 10 and 13)

16.	Goodwill

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

As of December 31, 2008 and 2007 we determined that the fair value of the Company’s interest in goodwill related to Flexo Universal as recorded was not impaired.  The carrying amount of goodwill as of December 31, 2008 and 2007 was $989,000.

F20

17.	Commitments

Operating Leases

In September of 2005, the Company signed a lease to rent 16,306 square feet of space in Cary, Illinois from Trinity Assets.  This lease has a 2-year term.  In September of 2006, the Company signed an extension to this lease to run through September of 2009.  The Company’s United Kingdom subsidiary also maintains a lease for office and warehouse space, which expires in 2019.  In February 2008, Flexo Universal entered into a new 3-year lease to rent 43,000 square feet of warehouse and office space in Guadalajara, Mexico at the cost of $19,200 per month.  The Company leases office and warehouse equipment under operating leases, which expire on various dates through December 2011.  All of the Company’s lease payments are recognized on a straight-line basis as none of the leases have escalation clauses.

The net lease expense was $445,000 and $430,000 for the years ended December 31, 2008 and 2007, respectively.

The future aggregate minimum net lease payments under existing agreements as of December 31, are as follows:

			Total
			Lease
	Trinity Assets	Other	Payments

2009	$79,000	$614,000	$693,000
2010	-	633,000	633,000
2011	-	412,000	412,000
2012	-	370,000	370,000
2013	-	146,000	146,000
2014 and thereafter	-	310,000	310,000

Total	$79,000	$2,485,000	$2,564,000

Licenses

The Company has certain merchandising license agreements, which are of a one to two year duration that require royalty payments based upon the Company’s net sales of the respective products. The agreements call for guaranteed minimum commitments that are determined on a calendar year basis. Future guaranteed commitments due, as computed on a pro rata basis, as of December 31, are as follows:

F21

2009	$103,000
2010	$97,000
2011	$103,000

18.	Stockholders’ Equity

Stock Options

On January 1, 2006, the Company adopted SFAS 123(R). Prior to the adoption of SFAS 123(R), the Company had adopted the disclosure-only provisions of SFAS 123 and accounted for employee stock-based compensation under the intrinsic value method, and no expense related to stock options was recognized. The Company adopted the provisions of SFAS 123(R) using the modified prospective transition method. Under this method, stock based compensation expense for 2008 and 2007 includes the requisite service period portion of the grant date fair value of: (a) all awards of equity instruments granted prior to, but not yet vested as of, January 1, 2006; and (b) all awards of equity instruments granted subsequent to January 1, 2006.

The Compensation Committee administers the Plans. The exercise price for ISOs cannot be less than the fair market value of the stock subject to the option on the grant date (110% of such fair market value in the case of ISOs granted to a stockholder who owns more than 10% of the Company’s Common Stock). The exercise price of a NQO shall be fixed by the Compensation Committee at whatever price the Committee may determine in good faith. Unless the Committee determines otherwise, options generally have a 10-year term (or five years in the case of ISOs granted to a participant owning more than 10% of the total voting power of the Company’s capital stock). Unless the Committee provides otherwise, options terminate upon the termination of a participant’s employment, except that the participant may exercise an option to the extent it was exercisable on the date of termination for a period of time after termination. Officers, directors, and employees of, and consultants to, the Company or any parent or subsidiary corporation selected by the Committee are eligible to receive options under the Plan. Subject to certain restrictions, the Committee is authorized to designate the number of shares to be covered by each award, the terms of the award, the date on which and the rates at which options or other awards may be exercised, the method of payment, vesting and other terms.

The valuation assumptions were determined as follows:

Historical stock price volatility:  The Company used the monthly closing price to calculate historical annual volatility.

Risk-free interest rate:  The Company bases the risk-free interest rate on the rate payable on US treasury securities in effect at the time of the grant.

F22

Expected life:  The expected life of the option represents the period of time options are expected to be outstanding.  The Company uses one half of the life of the option.

Dividend yield:  The estimate for dividend yield is 0.0%, because the Company has not historically paid, and does not intend for the foreseeable future to pay, a dividend.

As of December 31, 2008, the Company had five stock-based compensation plans pursuant to which stock options were granted.  The Plans provide for the award of options, which may either be incentive stock options (“ISOs”) within the meaning of Section 422A of the Internal Revenue Code of 1986, as amended (the “Code”) or non-qualified options (“NQOs”) which are not subject to special tax treatment under the Code.  When a new stock option plan is adopted no further options will be issued under any previous stock option plan.

Under the Company’s 1997 Stock Option Plan (effective July 1, 1997), a total of 119,050 shares of Common Stock were reserved for issuance under the Stock Option Plan. As of December 31, 2008, 98,415 shares of Common Stock have been granted and were fully vested at the time of grant, no shares remain outstanding.  No options were exercised during 2008.  The 1997 Stock Option Plan expired in September 2008.

On March 19, 1999, the Board of Directors approved for adoption, effective May 6, 1999, the 1999 Stock Option Plan (“Plan”). The Plan authorizes the grant of options to purchase up to an aggregate of 158,733 shares of the Company’s Common Stock. As of December 31, 2008, 148,217 shares have been granted under the 1999 Stock Option Plan and were fully vested at the time of grant, 25,786 remain outstanding.  During 2008, 3,976 options were exercised and proceeds of $7,515 were received from this plan.

On April 12, 2001, the Board of Directors approved for adoption, effective December 27, 2001, the 2001 Stock Option Plan (the “Plan”). The Plan authorizes the grant of options to purchase up to an aggregate of 119,050 shares of the Company’s Common Stock. As of December 31, 2008, 137,955 shares have been granted and were fully vested at the time of grant, 37,311 remain outstanding.  During 2008, 4,381 options were exercised and $9,260 in proceeds were received from this plan.

On April 24, 2002, the Board of Directors approved for adoption, effective October 12, 2002, the 2002 Stock Option Plan (“Plan”). The Plan authorizes the grant of options to purchase up to an aggregate of 142,860 shares of the Company’s Common Stock. As of December 31, 2008, 123,430 shares have been granted and were fully vested at the time of grant, 48,500 remain outstanding.  No options were exercised during 2008.

In December 2005, certain members of company management were issued incentive-based options to purchase 79,000 shares of the Company’s Common Stock at an exercise price of $2.88 per share. Of these shares, 59,500 shares were issued under the 2001 Stock Option Plan and the remaining 19,500 shares were issued under the 2002 Stock Option Plan. These options have a term of 10 years.  During 2008, 2,000 options were exercised and $6,000 in proceeds were received.

F23

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

On June 22, 2007, the Board of Directors approved for adoption, effective October 1, 2007, the 2007 Incentive Stock Plan (“Plan”). The Plan authorizes the grant of options to purchase up to an aggregate of 150,000 shares of the Company’s Common Stock.  On October 1, 2007, the company issued 74,000 shares under the 2007 Plan.  During 2008, the company issued an additional 77,500 shares under the 2007 Plan.  The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:  risk-free interest rate of 3.89%; dividend yield of 0%; volatility factor of the expected price of the Company’s stock was 60.67%; and a weighted average expected life of 2.8 years.  The weighted average fair value of the options granted during 2008 was $1.21 per share.  The Company has recorded $58,000 and $14,000 in share based compensation expense relating to this option program for the years ended December 31, 2008 and 2007, respectively.  The Company has $185,000 of unrecognized compensation cost as of December 31, 2008, which relates to non vested shares.  This expense will be recognized over the next 12 quarters.  Under this plan, 149,000 shares remain outstanding, 35,750 shares are vested and 113,250 are not vested.

	2008	2007
Options granted	77,500	74,000

Options vested	-	35,750

The following is a summary of options exercised during the years ended December 31:

	2008		2007

		Intrinsic		Intrinsic
	Shares	Value	Shares	Value

1997 Plan	-	$-	4,762	$17,000

1999 Plan	3,976	$13,000	23,812	$166,000

2001 Plan	4,381	$18,000	5,953	$34,000

2002 Plan	-	$-	59,049	$119,000

F24

Vesting of 2007 & 2008 Options
%	Years After Grant Date
25	0.5
50	1
75	2
100	3

The following is a summary of the activity in the Company’s stock option plans and other options for the years ended December 31, 2008 and 2007, respectively.

		Weighted		Weighted
		Avg.		Avg.
	Dec. 31,	Exercise	Dec. 31,	Exercise
	2008	Price	2007	Price
Exercisable, beginning of period	194,365	$3.42	337,941	$3.42
Granted	-	4.75	-	3.30
Vested	35,750	4.76
Exercised	(8,357)	2.44	(93,576)	1.88
Cancelled	(62,511)	5.75	(50,000)	6.30
Exercisable at the end of period	159,247	$2.87	194,365	$3.42

		Weighted		Weighted
		Avg.		Avg.
	Dec. 31,	Exercise	Dec. 31,	Exercise
	2008	Price	2007	Price
Outstanding, beginning of period	268,365	$3.71	337,941	$3.42
Granted	77,500	4.75	74,000	4.75
Exercised	(8,357)	2.44	(93,576)	2.44
Cancelled	(65,011)	5.75	(50,000)	5.75
Outstanding at the end of period	272,497	$2.95	268,365	$3.71

At December 31, 2008, available options to grant were 1,000, under the 2007 Stock Option Plan.

Significant option groups outstanding at December 31, 2008 and related weighted average price and remaining life information are as follows:

			Average
			Exercise	Remaining
Grant Date	Outstanding	Exercisable	Price	Life (Years)
March 2000	25,781	25,786	$1.89	1.3
December 2001	23,811	23,811	$1.47	3.0
April 2002	11,905	11,905	$2.10	3.4
December 2005	62,000	62,000	$2.88	7.0
October 2007	71,500	35,750	$4.75	2.9
August 2008	6,000	0	$6.14	3.8
October 2008	2,500	0	$4.97	3.9
November 2008	69,000	0	$1.84	3.9

	272,497	159,252

F25

The aggregate intrinsic value of options were $20,000 as of December 31, 2008 for all options in the money, outstanding and exercisable.

Warrants

In July 2001, certain members of company management were issued warrants to purchase 119,050 shares of the Company’s Common Stock at an exercise price of $1.50 per share in consideration of their facilitating and guaranteeing and securing bank loans to the Company in the amount of $1.4 million and for advancing additional monies to the company that were repaid in 2001. On June 12, 2006 one member of the company management paid $59,524 to exercise warrants for 39,683 shares and another member of the company management turned in 38,404 shares with a market value of $3.09 per share on the day of the transaction, or $118,666, to pay for the shares issued under the warrant.

In February 2003, certain members of company management were issued warrants to purchase 163,000 shares of the Company’s Common Stock at an exercise price of $4.87 per share in consideration of their loaning the company $1,630,000.  On February 8, 2008 those shareholders exercised these options in exchange for a reduction on these notes of $794,000.

In February 2006, certain members of company management were issued warrants, which fully vested immediately, to purchase 303,030 shares of the Company’s Common Stock at an exercise price of $3.30 per share in consideration of their loaning the company $1,000,000.  The fair value of the warrants granted on February 1, 2006, was $443,000 which was estimated at the date of grant using the Black-Scholes pricing model with the following weighted average assumptions:  risk-free interest rate of 3.9%; dividend yield of 0%; volatility factor of the expected price of the Company’s stock was 138.9%; and a weighted average expected life of 5 years. The weighted average fair value of the warrants granted during 2006 was $2.56 per share.

On October 1, 2008, the Company issued warrants to purchase 20,000 shares of common stock of the Company to both John Schwan and Stephen M. Merrick exercisable at the price of $4.80 per share (the market price of the stock on the date of the warrants) in consideration for the personal guarantees by each of up to $2 million in principal amount of the bank debt of the Company.

The following is a summary of the activity in the Company’s warrants for the years ended December 2008 and 2007:

F26

		Weighted		Weighted
		Avg.		Avg.
	Dec. 31,	Exercise	Dec. 31,	Exercise
	2008	Price	2007	Price
Outstanding and Exercisable, beginning of period	466,030	$3.85	466,030	$3.85
Granted	40,000	4.80	-	-
Exercised	(163,000)	4.87	-	-
Cancelled	-	-	-	-
Outstanding and Exercisable at the end of period	343,030	$3.47	466,030	$3.85

The warrants, outstanding and exercisable as of December 31, 2008 had zero intrinsic value since they were out of the money.

	Intrinsic Value of Warrants Exercised

	2008		2007
		Intrinsic		Intrinsic
	Shares	Value	Shares	Value

2003 Warrants	163,000	$-	-	$-

SEDA

On June 6, 2006, we entered into a Standby Equity Distribution Agreement with Cornell Capital pursuant to which we were permitted, at our discretion; periodically sell to Cornell Capital shares of common stock for a total purchase price of up to $5 million.  The commitment of Cornell Capital was for a term commencing on the effective date of our registration statement covering the shares to be sold and expiring after 24 months from that date.  The commitment expired on January 28, 2009.  For each share of common stock purchased under the Standby Equity Distribution Agreement, Cornell Capital agreed to pay one hundred percent (100%) of the lowest volume weighted average price (as quoted by Bloomberg, LP) of our common stock on the NASDAQ Capital Market or other principal market on which our common stock is traded for the five (5) days immediately following the notice date.  Furthermore, Cornell Capital received five percent (5%) of each advance in cash under the Standby Equity Distribution Agreement as an underwriting discount.

On December 28, 2006, we filed a Registration Statement for the registration of 403,500 shares of our common stock.  On January 26, 2007, the Registration Statement was declared effective.  On July 24, 2008, we filed an amended Registration Statement, which was declared effective.  As of December 31, 2008, we had sold an aggregate of 341,864 shares of common stock to Cornell under the SEDA and have received net proceeds from the sale of those shares in the amount of $1,449,000.

19.	Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during each period.

F27

Diluted earnings per share is computed by dividing the net income by the weighted average number of shares of common stock and equivalents (stock options and warrants), unless anti-dilutive, during each period.

The number of anti-dilutive shares (not included in the determination of earnings on a diluted basis) for the three months ended December 31, 2008, were 423,030 of which 343,030 were represented by warrants and 80,000 were represented by options.  For the twelve months ended December 31, 2008, 120,000 shares were anti-dilutive 40,000 were represented by warrants, 80,000 were represented by options.  The number of anti-dilutive shares (not included in the determination of earnings on a diluted basis) for the three months ended December 31, 2007 were 286,606 of which 163,000 were represented by warrants and 123,606 were represented by options, and for the twelve months ended December 31, 2007 were 212,606 of which 163,000 were represented by warrants and 49,606 were represented by options.

Consolidated Earnings per Share

	Year Ended December 31,
	2008	2007
Basic
Average shares outstanding:
Weighted average number of shares outstanding during the period	2,763,017	2,346,126

Earnings:
Net income:	$1,154,133	$81,898

Amount for per share Computation	$1,154,133	$81,898

Net earnings applicable to Common Shares	$0.42	$0.03

Diluted
Average shares outstanding:	2,763,017	2,346,126
Weighted averages shares Outstanding Common stock equivalents (options, warrants)	135,664	243,834

Weighted average number of shares outstanding during the period	2,898,681	2,589,960

Earnings:
Net income	$1,154,133	$81,898

Amount for per share computation	$1,154,133	$81,898

Net income applicable to Common Shares	$0.40	$0.03

F28

20.	Geographic Segment Data

The Company’s operations consist of a business segment which designs, manufactures, and distributes film products. Transfers between geographic areas were primarily at cost. The Company’s subsidiaries have assets consisting primarily of trade accounts receivable, inventory and machinery and equipment. Sales and selected financial information by geographic area for the years ended December 31, 2008 and 2007, respectively:

	United States	United Kingdom	Mexico	Consolidated

Year ended 12/31/08
Sales to outside customers	$34,701,000	$2,762,000	$7,518,000	$44,981,000
Operating income	$1,612,000	$412,000	$359,000	$2,383,000
Net income	$795,000	$215,000	$144,000	$1,154,000
Total Assets	$24,709,000	$740,000	$4,539,000	$29,988,000

	United States	United Kingdom	Mexico	Consolidated

Year ended 12/31/07
Sales to outside customers	$27,326,000	$2,913,000	$6,271,000	$36,510,000
Operating income	$810,000	$215,000	$220,000	$1,245,000
Net (loss) income	$(128,000)	$167,000	$43,000	$82,000
Total Assets	$23,128,000	$1,086,000	$5,110,000	$29,324,000

21.	Contingencies

On December 20, 2006, Pliant Corporation filed an action against the Company in the Circuit Court of Cook County, Illinois.  In the action, Pliant claims that there is due from the Company to Pliant the sum of $245,000 for goods sold and delivered by Pliant to the Company as well as interest on such amount.  On February 21, 2007, the Company filed an answer to the complaint and counterclaim denying liability and asserting certain claims against Pliant for damages for the sale by Pliant to the Company of defective products.  Management intends to defend the claims of Pliant in this action and to pursue its counterclaims.  Management is unable to estimate a range of loss, if any, in the matter.  On February 11, 2009, Pliant Corporation filed a petition for relief under Chapter XI of the Bankruptcy Act, and as a result of such filing, the action currently is stayed.

In addition, the Company is also party to certain lawsuits arising in the normal course of business. The ultimate outcome of these matters is unknown, but in the opinion of management, the settlement of these matters is not expected to have a significant effect on the future financial position, cash flows or results of operations of the Company.

F29

22.	Subsequent Events

On January 31, 2009, the Company entered into the Fifth Amendment to Loan Agreement with RBS under which the term of the revolving loan facility of the Company with the Bank was extended to January 31, 2010 and certain covenants of the Loan Agreement were amended. (See Note 8)

On March 5, 2009, the Company became aware that an employee of the Company had submitted to the Company certain invoices by a corporation in which the employee is a principal owner purporting to provide certain repair and maintenance services and parts, approved such invoices and received payment on them, and that such corporation had not in fact provided the services or materials indicated in the invoices.  This information was discovered by reason of a review of various production expenses being conducted by the accounting and production personnel of the Company in which inquiry was made as to the receipt of services or materials claimed to have been provided.  Invoices received from this corporation for purported services or materials during 2008 and 2007, totaled $168,000 and $155,000, respectively.  Amounts paid by the Company to this corporation during 2008 and 2007 were $143,000 and $155,000, respectively. The Company has determined that none of the services or materials represented by these invoices was received.

The Company is conducting a review and investigation regarding transactions with this corporation and this executive.  The Company has determined that, for years prior to 2007, the Company has received invoices for parts and services from, and paid to, this corporation the aggregate amount of $1,098,000.  The Company does not believe that the Company received any services or materials with respect to such invoiced amounts.

The employee involved (i) has acknowledged that there is due from such employee to the Company the sum of at least $1,396,000 and has signed a promissory note to the Company for the payment of such amount, (ii) has agreed to make restitution to the Company of such amount, (iii) has resigned his employment with the Company, (iv) has agreed to make various specific periodic payments to the Company.  To date, the Company has received restitution from this former executive in the amount of $124,000. The Company will only record any such recoveries upon their receipt.

F30

23.	Quarterly Financial Data (Unaudited):

The following table sets forth selected unaudited statements of income for each quarter of fiscal 2008 and 2007:

	For the Year Ended December 31, 2008 (1)
	1st	2nd	3rd	4th

	Quarter	Quarter	Quarter	Quarter

Net sales	$10,735,000	$12,461,000	$11,953,000	$9,832,000
Gross profit	$2,332,000	$2,913,000	$2,742,000	$2,335,000
Net income	$279,000	$485,000	$269,000	$121,000
Earnings per common share
Basic	$0.10	$0.17	$0.10	$0.04
Diluted	$0.10	$0.17	$0.09	$0.04

(1)
Earnings per common share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly per common share information may not equal the annual earnings per common share

	For the Year Ended December 31, 2007 (1)
	1st	2nd	3rd	4th

	Quarter	Quarter	Quarter	Quarter

Net sales	$8,279,000	$9,259,000	$8,673,000	$10,299,000
Gross profit	$1,903,000	$2,744,000	$1,617,000	$2,420,000
Net income	$(52,000)	$423,000	$(414,000)	$125,000
Earnings per common share
Basic	$(0.02)	$0.18	$(0.18)	$0.05
Diluted	$(0.02)	$0.17	$(0.18)	$0.05

(1)
Earnings per common share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly per common share information may not equal the annual earnings per common share

Schedule II – Valuation and Qualifying Accounts:

The following is a summary of the allowance for doubtful accounts related to accounts receivable for the years ended December 31:

	2008	2007
Balance at beginning of year	$312,000	$210,000
Charged to expenses	$75,000	$105,000
Uncollectible accounts written off	$(348,000)	$(3,000)
Balance at end of year	$39,000	$312,000

F31

The following is a summary of the allowance for excess inventory for the years ended December 31:

	2008	2007
Balance at beginning of year	$383,000	$276,000
Charged to expenses	$150,000	$231,000
Obsolete inventory written off	$(104,000)	$(124,000)
Balance at end of year	$429,000	$383,000

The following is a summary of property and equipment and the related accounts of accumulated depreciation for the years ended December 31:

	2008	2007
Cost Basis
Balance at beginning of year	$29,696,000	$26,870,000
Additions	$1,557,000	$2,826,000
Disposals	$-	$-
Balance at end of year	$31,253,000	$29,696,000

Accumulated depreciation
Balance at beginning of year	$19,600,000	$18,278,000
Depreciation	$1,077,000	$1,322,000
Disposals	$-	$-
Balance at end of year	$20,677,000	$19,600,000

Property and equipment, net	$10,576,000	$10,096,000

F32