Form 10-Q
period 2009-03-31
CTI INDUSTRIES CORP
filed 2009-05-15
CIK 1042187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.   20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑     No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐     Accelerated filer ☐    Non-accelerated filer ☐  Smaller Reporting Company  ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The number of shares outstanding of the Registrant’s common stock as of May 1, 2009 was 2,808,720.

INDEX

PART I – FINANCIAL INFORMATION

Item No. 1	Financial Statements
	Condensed Consolidated Interim Balance Sheet at March 31, 2009 (unaudited) and December 31, 2008	1
	Condensed Consolidated Interim Statements of Income (unaudited) for the three months ended March 31, 2009 and March 31, 2008	2
	Condensed Consolidated Interim Statements of Cash Flows (unaudited) for the three months ended March 31, 2009 and March 31, 2008	3
	Condensed Consolidated Interim Consolidated Earnings per Share (unaudited) for the three months ended March 31, 2009 and March 31, 2008	4
	Notes to Condensed Consolidated Financial Statements	5
Item No. 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item No. 3	Quantitative and Qualitative Disclosures Regarding Market Risk	17
Item No. 4	Controls and Procedures	18

PART II – OTHER INFORMATION

Item No. 1	Legal Proceedings	18
Item No. 1A	Risk Factors	18
Item No. 2	Unregistered Sales of Equity Securities and Use of Proceeds	18
Item No. 3	Defaults Upon Senior Securities	18
Item No. 4	Submission of Matters to a Vote of Security Holders	18
Item No. 5	Other Information	19
Item No. 6	Exhibits	20
	Signatures
	Exhibit 31.1
	Exhibit 31.2
	Exhibit 32.1
	Exhibit 32.2

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

CTI Industries Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

	March 31, 2009	December 31, 2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$244,132	$180,578
Accounts receivable, (less allowance for doubtful accounts of $57,000 and $39,000, respectively)	6,491,221	5,821,593
Inventories, net	10,267,516	10,504,769
Net deferred income tax asset	703,025	674,872
Prepaid expenses and other current assets	623,666	506,225

Total current assets	18,329,560	17,688,037

Property, plant and equipment:
Machinery and equipment	21,799,928	21,612,995
Building	3,179,909	3,179,909
Office furniture and equipment	1,973,124	1,898,642
Intellectual property	345,092	345,092
Land	250,000	250,000
Leasehold improvements	405,845	409,797
Fixtures and equipment at customer locations	2,539,033	2,539,033
Projects under construction	874,327	1,017,737
	31,367,258	31,253,205
Less : accumulated depreciation and amortization	(21,082,596)	(20,677,223)

Total property, plant and equipment, net	10,284,662	10,575,982

Other assets:
Deferred financing costs, net	118,403	123,229
Goodwill	989,108	989,108
Net deferred income tax asset	263,403	341,714
Other assets (due from related party $69,000 and $63,000, respectively)	293,057	270,121

Total other assets	1,663,971	1,724,172

TOTAL ASSETS	30,278,193	29,988,191
LIABILITIES AND EQUITY
Current liabilities:
Checks written in excess of bank balance	622,430	680,348
Trade payables	3,710,347	3,153,005
Line of credit	7,932,366	7,960,765
Notes payable - current portion	1,096,314	1,091,489
Notes payable - officers, current portion, net of debt discount of $89,000 and $89,000	1,368,083	1,363,255
Accrued liabilities	2,006,115	1,973,318

Total current liabilities	16,735,655	16,222,180

Long-term liabilities:
Notes Payable - Affiliates	946,221	894,620
Notes payable, net of current portion	3,944,157	4,220,071
Notes payable – officers, subordinated, net of debt discount of $74,000 and $96,000	926,131	903,964
Total long-term liabilities	5,816,509	6,018,655

Stockholders' equity:
Preferred Stock — no par value 2,000,000 shares authorized 0 shares issued and outstanding	-	-
Common stock - no par value, 5,000,000 shares authorized, 2,808,720 and 2,808,720 shares issued and 2,808,720 and 2,808,720 outstanding, respectively	3,764,020	3,764,020
Paid-in-capital	8,709,692	8,703,265
Warrants issued in connection with subordinated debt and bank debt	443,313	443,313
Accumulated deficit	(3,116,659)	(3,209,868)
Accumulated other comprehensive loss	(2,088,327)	(1,966,130)

Total stockholders' equity	7,712,039	7,734,600

Noncontrolling interest	13,990	12,756

TOTAL LIABILITIES AND EQUITY	$30,278,193	$29,988,191

See accompanying notes to condensed consolidated unaudited financial statements

CTI Industries Corporation and Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)

	For the Three Months Ended March 31,
	2009	2008
Net Sales	$9,603,422	$10,734,701

Cost of Sales	7,536,919	8,403,022

Gross profit	2,066,503	2,331,679

Operating expenses:
General and administrative	1,039,636	1,158,487
Selling	177,057	186,580
Advertising and marketing	388,062	346,907

Total operating expenses	1,604,755	1,691,974

Income from operations	461,748	639,705

Other income (expense):
Interest expense	(295,664)	(270,577)
Interest income	113	316
Foreign currency (loss) gain	(21,598)	30,322

Total other expense, net	(317,149)	(239,939)

Income before income taxes and noncontrolling interest	144,599	399,766

Income tax expense	50,158	120,657

Income before noncontrolling interest	94,441	279,109

Noncontrolling interest in income of subsidiaries	1,234	288

Net income	$93,207	$278,821

Other Comprehensive Income
Unrealized gain (loss) on derivative instruments	$26,704	$(136,861)
Foreign currency adjustment	$(148,901)	$9,626
Comprehensive (loss) income	$(28,990)	$151,586

Basic income per common share	$0.03	$0.10

Diluted income per common share	$0.03	$0.10

Weighted average number of shares and equivalent shares of common stock outstanding:
Basic	2,808,720	2,662,267

Diluted	2,825,482	2,797,374

See accompanying notes to condensed consolidated unaudited financial statements

CTI Industries Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended March 31,
	2009	2008

Cash flows from operating activities:
Net income	$93,207	$278,821
Adjustment to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	468,341	365,869
Amortization of debt discount	22,167	22,167
Stock based compensation	20,615	15,000
Minority interest in loss of subsidiary	1,234	288
Provision for losses on accounts receivable	23,346	35,447
Provision for losses on inventories	(11,035)	(5,457)
Shares issued under consulting agreement	13,437	-
Deferred income taxes	50,158	120,656
Change in assets and liabilities:
Accounts receivable	(728,142)	(979,386)
Inventories	228,275	104,501
Prepaid expenses and other assets	(174,948)	(138,316)
Trade payables	661,168	(1,306)
Accrued liabilities	(37,403)	(70,532)

Net cash provided by (used in) operating activities	630,420	(252,248)

Cash used in investing activity - purchases of property, plant and equipment	(234,847)	(479,156)

Net cash used in investing activity	(234,847)	(479,156)

Cash flows from financing activities:
Change in checks written in excess of bank balance	(57,527)	(40,173)
Net change in revolving line of credit	(28,399)	702,855
Proceeds from issuance of long-term debt and warrants	-	506,503
Repayment of long-term debt (related parties $0 and $103,000)	(199,900)	(232,567)
Cash paid for deferred financing fees	(40,555)	-

Net cash (used in) provided by financing activities	(326,381)	936,618

Effect of exchange rate changes on cash	(5,638)	3,368

Net increase in cash and cash equivalents	63,554	208,582

Cash and cash equivalents at beginning of period	180,578	483,112

Cash and cash equivalents at end of period	$244,132	$691,694

Supplemental disclosure of cash flow information:
Cash payments for interest	$227,093	$288,224

Supplemental Disclosure of non-cash investing and financing activity
Stock issued under consulting agreement	$13,437	$-

Exercise of Warrants and payment of Subordinated Debt	$-	$793,810

Property, Plant & Equipment acquisitions funded by liablilites	$38,311	$30,557

See accompanying notes to condensed consolidated unaudited financial statements

CTI Industries Corporation and Subsidiaries
Condensed Consolidated Earnings per Share (unaudited)

	Three Months Ended March 31,
	2009	2008
Basic
Average shares outstanding:
Weighted average number of common shares outstanding	2,808,720	2,662,267

Net income:
Net income	$93,207	$278,821

Per share amount	$0.03	$0.10

Diluted
Average shares outstanding:
Weighted average number of common shares outstanding	2,808,720	2,662,267

Effect of dilutive shares	16,762	135,107

Weighted average number of shares and equivalent shares of common stock outstanding	2,825,482	2,797,374

Net income:
Net income	$93,207	$278,821

Per share amount	$0.03	$0.10

See accompanying notes to condensed consolidated unaudited financial statements

CTI Industries Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 - Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited but in the opinion of management contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the consolidated financial position and the consolidated results of operations and consolidated cash flows for the periods presented in conformity with generally accepted accounting principles for interim consolidated financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2008.

Principles of consolidation and nature of operations:

The condensed consolidated financial statements include the accounts of (“CTI-US”) and its wholly-owned subsidiaries, CTI Balloons Limited, CTI Helium, Inc. and CTF International S.A. de C.V., as well as its majority-owned subsidiaries CTI Mexico S.A. de C.V., and Flexo Universal, S.A. de C.V.  (the “Company”). All significant intercompany transactions and accounts have been eliminated in consolidation. The Company (i) designs, manufactures and distributes balloon products throughout the world and (ii) operates systems for the production, lamination, coating and printing of films used for food packaging and other commercial uses and for conversion of films to flexible packaging containers and other products.

Use of estimates:

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amount of revenue and expenses during the reporting period in the condensed consolidated financial statements and accompanying notes.  Actual results may differ from those estimates.  The Company’s significant estimates include reserves for doubtful accounts, reserves for the lower of cost or market of inventory and recovery value of goodwill.

Earnings per share:

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during each period.

Diluted earnings per share is computed by dividing the net income by the weighted average number of shares of common stock and equivalents (stock options and warrants), unless anti-dilutive, during each period.

As of March 31, 2009, shares to be issued upon the exercise of options and warrants aggregated 272,497 and 343,030, respectively.  As of March 31, 2008, shares to be issued upon the exercise of options and warrants were 268,365 and 303,030, respectively.  The number of anti-dilutive shares (not included in the determination of earnings on a diluted basis) for the three months ended March 31, 2009 were 485,030 of which 343,030 were represented by warrants and 142,000 were represented by options.  The number of anti-dilutive shares (not included in the determination of earnings on a diluted basis) for the three months ended March 31, 2008 were 286,606 of which 163,000 were represented by warrants and 123,606 were represented by options.

New Accounting Pronouncements:

In September 2006, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, or SFAS No. 157. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. Subsequently, the FASB provided for a one-year deferral of the provisions of SFAS No. 157 for non-financial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a non-recurring basis.  We adopted with no impact on our condensed consolidated financial statements all requirements of SFAS No. 157 on January 1, 2008, except as they relate to nonfinancial assets and liabilities, which we adopted on January 1, 2009, as allowed under SFAS No. 157.  The adoption of SFAS 157 has not had a material effect on our condensed consolidated financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133, or SFAS No. 161. SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in hedged positions. The statement also requires enhanced disclosures regarding how and why entities use derivative instruments, how derivative instruments and related hedged items are accounted and how derivative instruments and related hedged items affect entities’ financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008.  We adopted SFAS No. 161 on January 1, 2009.  The adoption of SFAS No. 161 has not had a material impact on our financial statements.

Note 2 - Stock-Based Compensation; Changes in Equity

We adopted Statement of Financial Accounting Standards No 123R, Share-Based Payment, effective January 1, 2006.  This statement requires all share-based payments to employees, including grants of employee stock options, to be recognized in the condensed consolidated financial statements based on their grant-date fair values.

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

The Company’s net income for the three months ended March 31, 2009 and 2008 includes approximately $21,000 and $15,000, respectively of compensation costs related to share based payments.  As of March 31, 2009 there is $149,000 of unrecognized compensation expense related to non-vested stock option grants.  We expect approximately $69,000 to be recognized over the remainder of 2009, and approximately $60,000 and $20,000 to be recognized during 2010 and 2011, respectively.

As of March 31, 2009, the Company had four stock-based compensation plans pursuant to which stock options may be granted.  The Plans provide for the award of options, which may either be incentive stock options (“ISOs”) within the meaning of Section 422A of the Internal Revenue Code of 1986, as amended (the “Code”) or non-qualified options (“NQOs”) which are not subject to special tax treatment under the Code.

On April 30, 2007, the Board of Directors approved for adoption, effective October 1, 2007, the 2007 Stock Option Plan (“Plan”). The Plan authorizes the grant of options to purchase up to an aggregate of 150,000 shares of the Company’s Common Stock.  As of March 31, 2009, 151,500 options had been granted and 149,000 remain outstanding.

A summary of the Company’s stock option activity and related information is as follows:

	Shares under Option	Weighted Avgerage Exercise Price	Weighted Average Contractual Life	Aggregate Intrinsic Value
Balance at December 31, 2008	272,497	$2.95
Granted	-	-
Cancelled	-	-
Exercised	-	-
Outstanding at March 31, 2009	272,497	$2.95

Exercisable at March 31, 2009	160,747	$2.90	5.10	$5,715

A summary of the Company’s stock warrant activity and related information is as follows:

	Shares under Warrant	Weighted Avgerage Exercise Price	Weighted Average Contractual Life	Aggregate Intrinsic Value
Outstanding and Exercisable at December 31, 2008	343,030	$3.47
Granted	-	-
Cancelled	-	-
Exercised	-
Outstanding and Exercisable at March 31, 2009	343,030	$3.47	1.98	-

The aggregate intrinsic value in the tables above represents the total pre-tax intrinsic value (the difference between the closing price of the Company’s common stock on the last trading day of the quarter ended March 31, 2009 and the exercise price, multiplied by the number of in-the-money options and warrants) that would have been received by the option and warrant holders had all the holders exercised their options on March 31, 2009.  No options or warrants were exercised during the three months ended March 31, 2009.

Note 3 - Legal Proceedings

The Company is party to certain claims or actions arising in the normal course of business. The ultimate outcome of these matters is unknown but, in the opinion of management, the settlement of these matters is not expected to have a significant effect on the future financial position or results of operations of the Company.

Note 4 – Other Comprehensive Loss

In the three months ended March 31, 2009 the company incurred comprehensive loss of $122,000, principally from an unrealized gain on a derivative instrument of $27,000 and a loss of $149,000 from foreign currency translation adjustments.

The following table sets forth the accumulated balance of other comprehensive loss and each component.

 Accumulated Other Comprehensive Loss Balances as of March 31, 2009

			Accumulated
	Foreign	Unrealized	Other
	Currency	Gains (Loss) on	Comprehensive
	Items	Derivatives	(Loss)

Beginning balance	$(1,624,000)	$(342,000)	$(1,966,000)

Current period Change, net of tax	(149,000)	27,000	(122,000)

Ending balance	$(1,773,000)	$(315,000)	$(2,088,000)

For the three months ended March 31, 2009 no tax benefit for foreign currency translation adjustments has been recorded as such amounts would result in a deferred tax asset. For the three months ended March 31, 2009 no income tax benefit was recorded for the unrealized losses on the derivative instruments by reason of the fact that the tax benefit was offset by a valuation allowance with respect to the related deferred tax asset.

Note 5 - Fair Value Disclosures; Derivative Instruments

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

•
Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of the input that is significant to the fair value measurement.  The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.  The following table presents information about the Company’s liabilities measured at fair value on a recurring basis as of March 31, 2009 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

Description	3/31/2009	Level 1	Level 2	Level 3
Interest Rate Swap 2006-1	$(40,000)		$(40,000)
Interest Rate Swap 2006-2	(131,000)		(131,000)
Interest Rate Swap 2008	(144,000)		(144,000)
	$(315,000)		$(315,000)

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

On April 5, 2006, the Company entered into two swap agreements with RBS Citizens N.A. (“RBS”) in connection with portions (totaling $3,780,000) of the principal amounts of a mortgage loan and term loan to the Company fixing the interest rate on such floating rate loans at 8.49%.  On January 28, 2008, the Company entered into a swap agreements with the Bank with respect to $3,000,000 in principal amount of a floating rate revolving loan fixing the interest rate on such amount at 6.17%.  These swap agreements are designated as cash flow hedges and hedge the Company’s exposure to interest rate fluctuations on the portions of the principal amount of loans with the Bank that are covered by the swap agreements.  These swap agreements are derivative financial instruments and the Company determines the fair market value of these agreements on a quarterly basis, based on the Bank’s mark-to-market statement, recording the fair market value of these contracts on the balance sheet with the offset to other comprehensive loss.  As of March 31, 2009 and December 31, 2008, the Company has recorded the fair value of these swap agreements on the balance sheet as a liability of $315,000 and $341,000, respectively.  For the three months ended March 31, 2009 and 2008, the Company recorded an unrealized gain of $27,000 and an unrealized loss of $137,000, respectively, with respect to these swap agreements in other comprehensive income, which represents the change in value of these swap agreements for the quarters ended.

The Company has not had any realized loss from financial instruments during the three months ended March 31, 2009 and 2008.

Note 6 – Inventories, Net

	March 31, 2009	December 31, 2008
Raw materials	$1,672,000	$1,676,000
Work in process	1,012,000	1,075,000
Finished goods	7,911,000	8,183,000
Allowance for excess quantities	(327,000)	(429,000)
Total inventories	$10,268,000	$10,505,000

Note 7 - Geographic Segment Data

The Company has determined that it operates primarily in one business segment which designs, manufactures and distributes film products for use in packaging and novelty balloon products. The Company operates in foreign and domestic regions. Information about the Company's operations by geographic areas is as follows:

	Net Sales to Outside Customers		Total Assets at
	For the Three Months Ended March 31,		March 31,	December 31,
	2009	2008	2009	2008
United States	$7,268,000	$8,367,000	$24,741,000	$24,709,000
Mexico	1,682,000	1,556,000	4,761,000	4,539,000
United Kingdom	653,000	812,000	776,000	740,000
	$9,603,000	$10,735,000	$30,278,000	$29,988,000

Note 8 - Concentration of Credit Risk

Concentration of credit risk with respect to trade accounts receivable is generally limited due to the number of entities comprising the Company's customer base. The Company performs ongoing credit evaluations and provides an allowance for potential credit losses against the portion of accounts receivable which is estimated to be uncollectible. Such losses have historically been within management's expectations.  During the three months ended March 31, 2009, there were two customers whose purchases represented more than 10% of the Company’s consolidated net sales.  During the three months ended March 31, 2008, there were three customers whose purchases represented more than 10% of the Company’s consolidated net sales. The sales to each of these customers for the three months ended March 31, 2009 and 2008 are as follows:

	Three Months Ended March 31, 2009		Three Months Ended March 31, 2008
Customer	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Customer A	$2,500,000	26.0%	$1,870,000	17.4%
Customer B	$1,712,000	17.8%	$1,762,000	16.4%
Customer C	$438,000	4.6%	$1,097,000	10.2%

As of March 31, 2009, the total amount owed by these customers was $1,602,000 or 24.7% and $1,027,000, or 15.8% of the Company’s consolidated accounts receivable.  The amounts owed at March 31, 2008 were $1,313,000, or 18.9%, $1,412,000, or 20.4% and $749,000 or 10.8%, of the Company’s consolidated net accounts receivable, respectively.

Note 9 – Related Party Transactions

Stephen M. Merrick, Executive Vice President, Secretary and a Director of the Company, is of counsel to the law firm of Vanasco Genelly and Miller PC which provides legal services to the Company. Legal fees incurred by the Company with this firm for the three months ended March 31, 2009 and 2008, respectively, were $12,000 and $50,000.

John H. Schwan, Chairman of the Company, is a principal of Shamrock Packaging and affiliated companies. The Company made purchases of approximately $408,000 from Shamrock Packaging during the three months ended March 31, 2009 and $247,000 during the three months ended March 31, 2008.  At March 31, 2009 and 2008, outstanding accounts payable balances were $396,000 and $284,000, respectively.

John H. Schwan, Chairman of the Company, and Howard W. Schwan, President of the Company, are the brothers of Gary Schwan, one of the owners of Schwan Incorporated; which provides building maintenance and remodeling services to the Company.  The Company received services from Schwan Incorporated of approximately $10,000 during the three months ended March 31, 2009 and $43,000 during the three months ended March 31, 2008.

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

Interest payments have been made to John H. Schwan and Stephen M. Merrick for loans made to the Company.  During the three months ended March 31, 2009 these interest payments totaled  $32,000 and $11,000, respectively. For the three months ended March 31, 2008 these interest payments totaled $41,000 and $18,000, respectively.

Note 10 – Changes in Contractual Commitments

On January 31, 2009, Registrant entered into a Fifth Amendment to Loan and Security Agreement (“Loan Agreement”) among Registrant and RBS Citizens, N.A., successor by merger to Charter One Bank, N.A. (“Bank”). Under the Fifth Amendment, the Bank agreed to extend the maturity date of the revolving loan provided for in the Loan Agreement from January 31, 2009 to January 31, 2010.  The Fifth Amendment to the Loan Agreement also provides for (i) a fee of $31,500, (ii) adjustments to the applicable interest rate and non-utilization fee rate and (iii) an adjustment to the loan covenant relating to the ratio of senior debt to EBITDA.

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

Results of Operations

Net Sales.   For the three months ended March 31, 2009, net sales were $9,603,000 compared to net sales of $10,735,000 for the same period of 2008, a decrease of 10.5%.  For the quarters ended March 31, 2009 and 2008, net sales by product category were as follows:

	Three Months Ended
	March 31, 2009		March 31, 2008
	$	% of	$	% of
Product Category	(000) Omitted	Net Sales	(000) Omitted	Net Sales

Metalized Balloons	5,038	52%	4,599	43%

Films	1,876	20%	1,943	18%

Pouches	986	10%	2,447	23%

Latex Balloons	1,542	16%	1,502	14%

Helium/Other	161	2%	244	2%

Total	9,603	100%	10,735	100%

Metalized Balloons. During the three months ended March 31, 2009 revenues from the sale of metalized balloons increased by 9.5% compared to the prior year period from $4,599,000 to $5,038,000.  Most of this increase was the result of an increase in sales to a principal balloon customer.

Films. During the three months ended March 31, 2009 revenues from the sale of laminated films decreased by 3.4% compared to the prior year period from $1,943,000 to $1,876,000.  The decrease was the result of reduced sales to a principal film customer.

Pouches. During the three months ended March 31, 2009 revenues from the sale of pouches decreased by 59.7% compared to the prior year period from $2,447,000 to $986,000.  This significant decrease was the result of reduced sales to a principal pouch customer.

Latex Balloons.  During the three months ended March 31, 2009 revenues from the sale of latex balloons increased by 2.7% compared to the prior year period from $1,502,000 to $1,542,000.

Sales to a limited number of customers continue to represent a large percentage of our net sales.  The table below illustrates the impact on sales of our top three and ten customers for the three months ended March 31, 2009 and 2008.

	Three Months Ended
	% of Net Sales
	March 31, 2009	March 31, 2008

Top 3 Customers	48.4%	44.1%

Top 10 Customers	67.4%	73.0%

During the three months ended March 31, 2009, there were two customers whose purchases represented more than 10% of the Company’s consolidated net sales.  The sales to each of these customers for the three months ended March 31, 2009 were $2,500,000 or 26.0% and $1,712,000 or 17.8% of consolidated net sales, respectively.  Sales of these customers in the same period of 2008 were $1,870,000 or 17.4%, and $1,762,000 or 16.4% of consolidated net sales, respectively.  As of March 31, 2009, the total amount owed to the Company by these customers was $1,602,000 or 24.7% and $1,027,000, or 15.8%, of the Company’s consolidated accounts receivables.  The amounts owed at March 31, 2008 were $1,313,000, or 18.9% and $1,412,000, or 20.4% of the Company’s consolidated net accounts receivables, respectively.

Cost of Sales.   During the three months ended March 31, 2009, the cost of sales represented 78.5% of net sales compared to 78.3% for the three months ended March 31, 2008.  During the first quarter 2009 gross margins were affected by low margin sales of film products to a principal customer.

General and Administrative.   During the three months ended March 31, 2009, general and administrative expenses were $1,040,000 or 10.8% of net sales, compared to $1,158,000 or 10.8% of net sales for the same period in 2008.  In the first quarter 2009, general and administrative expenses were reduced by $195,000 as the result of recovery related to defalcation by a former employee.

Selling.   During the three months ended March 31, 2009, selling expenses were $177,000 or 1.8% of net sales, compared to $187,000 or 1.7% of net sales for the same period in 2008.

Advertising and Marketing.  During the three months ended March 31, 2009, advertising and marketing expenses were $388,000 or 4.0% of net sales for the period, compared to $347,000 or 3.2% of net sales for the same period of 2008.  The increase is attributable principally to an increase in advertising and marketing salaries by $22,000 and advertising associated with the Company’s ZipVac™ product line of $25,000.

Other Income (Expense).  During the three months ended March 31, 2009, the Company incurred net interest expense of $296,000, compared to net interest expense during the same period of 2008 in the amount of $270,000.

For the three months ended March 31, 2009, the Company had a foreign currency transaction loss of $22,000 compared to foreign currency transaction gains of $30,000 during the same period of 2008.

Income Taxes.  For the three months ended March 31, 2009, the Company reported a consolidated income tax expense of $50,000, compared to a consolidated income tax expense of $121,000 for the same period of 2008.  For 2009, this income tax provision was composed principally of provisions for income tax on the income of Flexo Universal (our Mexico subsidiary).  For 2008, this income tax provision was composed principally of provisions for income tax on the income of CTI Balloons (our UK subsidiary) and Flexo Universal.

Net Income.  For the three months ended March 31, 2009, the Company had net income of $93,000 or $0.03 per share (basic and diluted), compared to net income of $279,000 for the same period of 2008 or $0.10 per share (basic and diluted).

Financial Condition, Liquidity and Capital Resources

Cash Flow Items.

Operating Activities.  During the three months ended March 31, 2009, net cash provided by operations was $630,000, compared to net cash used in operations during the three months ended March 31, 2008 of $252,000.

Significant changes in working capital items during the three months ended March 31, 2009 consisted of (i) an increase in accounts receivable of $728,000, (ii) an increase in trade payables of $661,000 (iii) depreciation and amortization in the amount of $468,000, (iv) an increase of $175,000 in prepaid expenses and other assets and (v) a decrease in inventories of $228,000.

Investing Activity.  During the three months ended March 31, 2009, cash used in investing activity was $235,000, compared to $479,000 in the same period of 2008.

Financing Activities.  During the three months ended March 31, 2009, cash used in financing activities was $326,000 compared to cash provided by financing activities for the same period of 2008 in the amount of $937,000.  During the three months ended March 31, 2009 financing activities included payment of $228,000 on outstanding debt.

Liquidity and Capital Resources.  At March 31, 2009, the Company had cash balances of $244,000 compared to cash balances of $692,000 for the same period in 2008.  At March 31, 2009, the Company had a working capital balance of $1,594,000 compared to a working capital balance of $1,466,000 at December 31, 2008.

The Company's current cash management strategy includes utilizing the Company's revolving line of credit for liquidity.  Under our line of credit with RBS Citizens N.A. (formerly Charter One Bank), we are entitled to borrow an amount equal to 85% of eligible receivables and 60% of eligible inventory, up to a maximum of $9,000,000.  Foreign receivables and inventory held by our foreign subsidiaries are not eligible.  In addition, in order to be permitted to make advances under the line of credit, we are required to meet various financial covenants.  As of March 31, 2009, we had complied with all applicable financial covenants in the loan agreement.  Based on our results to date for the year and our projected results of operations for the balance of this year, we believe we will be in compliance with all applicable financial covenants of the loan agreement for the balance of 2009.  Further, we believe that with our present cash and working capital and the amounts available to us under our line of credit and through sales of common stock, we will have sufficient funds to enable us to meet our obligations through the next twelve months.

The loan agreement provides for interest at varying rates in excess of the Bank’s prime rate, depending on the level of senior debt to EBITDA over time.  As of March 31, 2009, the applicable premium being applied was 0.75%.  At March 31, 2009, the effective rate was 4.0%.

Also, under the loan agreement, we were required to purchase a swap agreement with respect to at least 60% of the mortgage and term loan portions of our loan. On April 5, 2006, we entered into a swap arrangement with RBS Citizens N.A. (formerly Charter One Bank) with respect to 60% of the principal amounts of the mortgage loan and the term loan, which had the effect of fixing the interest rate for such portions of the loans at 8.49% for the balance of the loan terms.  On January 28, 2008 we entered into a swap arrangement with RBS Citizens for an additional $3,000,000 on our revolving line of credit, which had the effect of fixing the interest rate at 6.17%.  These swap agreements are designated as a cash flow hedge and hedge the Company’s exposure to interest rate fluctuations on the Company’s floating rate loans.  These swap arrangements are derivative financial instruments with respect to which we determine and record the fair market value each quarter.  We record the fair market value of these contracts in the balance sheet, with an offset to other comprehensive loss.  The fair market value of these swap agreements as of March 31, 2009 was a liability of $315,000.  For the three months ended March 31, 2009, the other comprehensive loss included $27,000 of unrecognized gain representing the change in the mark-to-market value of the Company’s interest rate swap agreements for such periods.  The swap agreements require monthly settlements of the difference between the amount to be received and paid under the agreements, the amount of which is recognized in current earnings as interest expense.

The revolving loan line of credit matured on January 31, 2009.  On that date, we entered into a Fifth Amendment to Loan Agreement under which the revolving loan term was extended to January 31, 2010 and certain of the loan covenants were revised.

Seasonality

In recent years, sales in the metalized balloon product line have historically been seasonal with approximately 45% occurring in the period from December through March and 21% being generated in the period from July through October. The sale of latex balloons and laminated film products have not historically been seasonal.

Critical Accounting Policies

Please see our Annual Report on Form 10-K for the year ended December 31, 2008 presented on pages 35-38, for a description of policies that are critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. No material changes to such information have occurred during the three months ended March 31, 2009.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, or SFAS No. 157. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. Subsequently, the FASB provided for a one-year deferral of the provisions of SFAS No. 157 for non-financial assets and liabilities that are recognized or disclosed at fair value in the condensed consolidated financial statements on a non-recurring basis.  We adopted with no impact on our condensed consolidated financial statements all requirements of SFAS No. 157 on January 1, 2008, except as they relate to nonfinancial assets and liabilities, which we adopted on January 1, 2009, as allowed under SFAS No. 157.  The adoption of SFAS 157 has not had a material effect on our financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133, or SFAS No. 161. SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in hedged positions. The statement also requires enhanced disclosures regarding how and why entities use derivative instruments, how derivative instruments and related hedged items are accounted and how derivative instruments and related hedged items affect entities’ financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008.  We adopted SFAS No. 161 on January 1, 2009.  The adoption of SFAS No. 161 has not had a material impact on our condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk

Not applicable.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures: Our Principal Executive Officer and Principal Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2009.  Based on such review and evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were adequate and effective to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended (a) is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and (b) is accumulated and communicated to the Company’s management, including the officers, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal controls: In connection with, and in response to, the matters described on page 40 of our Annual Report on Form 10-K filed on March 31, 2009, we have undertaken, and are in the process of undertaking a number of actions.  During the period March and April 2009, we have (i) examined every invoice to the Company received during 2007 to the present to determine proper documentation and authorization (ii) independently verified receipt of services or goods on each invoice during such period that was authorized by the officer who resigned March 2009, (iii) suspended authority to purchase from any vendor having no activity with the Company since January 1, 2007, (iv) directly verified each current vendor having no physical address on our system, (v) assigned new personnel to invoice review and verification, (vi) enhanced the process and requirements for vendor establishment (vii) limited internal authority to set-up new vendors and (viii) retained a third party to provide service in the establishment of an internal audit function.  We have undertaken work to (i) develop and implement an internal audit function and, (ii) develop or enhance, and test, control processes relating to treasury, payables, property, plant and equipment, accounts receivable, accounts payable and information technology.  Except as described above, there were no other significant changes in our internal controls or in other factors that could significantly affect the Company’s disclosure controls and procedures during the three months ended March 31, 2009, nor were there any significant deficiencies or material weaknesses in the Company’s internal controls.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

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

Dated: May 14, 2009	CTI INDUSTRIES CORPORATION

	By:	/s/ Howard W. Schwan
Howard W. Schwan, President and
Chief Executive Officer

	By:	/s/ Stephen M. Merrick
Stephen M. Merrick
Executive Vice President and
Chief Financial Officer