Form 10-Q
period 2009-06-30
CTI INDUSTRIES CORP
filed 2009-08-13
CIK 1042187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.   20549
____________

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

The number of shares outstanding of the Registrant’s common stock as of August 1, 2009 was 2,739,641.

INDEX

PART I – FINANCIAL INFORMATION

Item No. 1	Financial Statements
	Condensed Consolidated Interim Balance Sheet at June 30, 2009 (unaudited)
	and December 31, 2008	3
	Condensed Consolidated Interim Statements of Income (unaudited) for the
	three and six months ended June 30, 2009 and June 30, 2008	4
	Condensed Consolidated Interim Statements of Cash Flows (unaudited) for
	the three and six months ended June 30, 2009 and June 30, 2008	5
	Condensed Consolidated Interim Consolidated Earnings per Share (unaudited)
	for the three and six months ended June 30, 2009 and June 30, 2008	6
	Notes to Condensed Consolidated Financial Statements (unaudited)	7
Item No. 2	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	19
Item No. 3	Quantitative and Qualitative Disclosures Regarding Market Risk	27
Item No. 4	Controls and Procedures	27

PART II – OTHER INFORMATION

Item No. 1	Legal Proceedings	28
Item No. 1A	Risk Factors	28
Item No. 2	Unregistered Sales of Equity Securities and Use of Proceeds	28
Item No. 3	Defaults Upon Senior Securities	28
Item No. 4	Submission of Matters to a Vote of Security Holders	29
Item No. 5	Other Information	30
Item No. 6	Exhibits	31
	Signatures
	Exhibit 31.1
	Exhibit 31.2
	Exhibit 32.1
	Exhibit 32.2

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

CTI Industries Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

	June 30, 2009	December 31, 2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$202,656	$180,578
Accounts receivable, (less allowance for doubtful accounts of $89,000 and $39,000, respectively)	6,617,105	5,821,593
Inventories, net	10,169,120	10,504,769
Net deferred income tax asset	719,411	674,872
Prepaid expenses and other current assets	646,045	506,225

Total current assets	18,354,337	17,688,037

Property, plant and equipment:
Machinery and equipment	22,043,341	21,612,995
Building	3,179,909	3,179,909
Office furniture and equipment	1,980,993	1,898,642
Intellectual property	345,092	345,092
Land	250,000	250,000
Leasehold improvements	425,657	409,797
Fixtures and equipment at customer locations	2,541,881	2,539,033
Projects under construction	959,875	1,017,737
	31,726,748	31,253,205
Less : accumulated depreciation and amortization	(21,601,066)	(20,677,223)

Total property, plant and equipment, net	10,125,682	10,575,982

Other assets:
Deferred financing costs, net	83,448	123,229
Goodwill	989,108	989,108
Net deferred income tax asset	257,054	341,714
Other assets (due from related party $105,000 and $63,000, respectively)	369,358	270,121

Total other assets	1,698,968	1,724,172

TOTAL ASSETS	30,178,987	29,988,191

LIABILITIES AND EQUITY
Current liabilities:
Checks written in excess of bank balance	883,505	680,348
Trade payables	3,375,537	3,153,005
Line of credit	7,226,273	7,960,765
Notes payable - current portion	1,101,221	1,091,489
Notes payable - officers, current portion, net of debt discount of $89,000 and $89,000	1,368,564	1,363,255
Accrued liabilities	2,344,052	1,973,318

Total current liabilities	16,299,152	16,222,180

Long-term liabilities:
Notes Payable - Affiliates	854,254	894,620
Notes payable, net of current portion	3,666,986	4,220,071
Notes payable - officers, subordinated, net of debt discount of $52,000 and $96,000	948,298	903,964

Total long-term liabilities	5,469,538	6,018,655

Equity:
CTI Industries Corporation stockholders' equity:
Preferred Stock — no par value 2,000,000 shares authorized
0 shares issued and outstanding	$-	$-
Common stock - no par value, 5,000,000 shares authorized,
2,808,720 and 2,808,720 shares issued and 2,739,641 and 2,808,720 outstanding, respectively	3,764,020	3,764,020
Paid-in-capital	8,716,025	8,703,265
Warrants issued in connection with subordinated debt and bank debt	443,313	443,313
Accumulated deficit	(2,707,922)	(3,209,868)
Accumulated other comprehensive loss	(1,694,518)	(1,966,130)
Less: Treasury stock, 69,079 shares and 0 shares	(124,874)	-

Total CTI Industries Corporation stockholders' equity	8,396,044	7,734,600

Noncontrolling interest	14,253	12,756

Total Equity	8,410,297	7,747,356

TOTAL LIABILITIES AND EQUITY	$30,178,987	$29,988,191

See accompanying notes to condensed consolidated unaudited financial statements

CTI Industries Corporation and Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008

Net Sales	$10,778,903	$12,460,945	$20,382,324	$23,195,646

Cost of Sales	8,178,204	9,548,061	15,715,122	17,951,083

Gross profit	2,600,699	2,912,884	4,667,202	5,244,563

Operating expenses:
General and administrative	1,301,032	1,456,109	2,340,669	2,614,596
Selling	203,734	277,062	380,791	463,642
Advertising and marketing	421,002	424,903	809,063	771,810

Total operating expenses	1,925,768	2,158,074	3,530,523	3,850,048

Income from operations	674,931	754,810	1,136,679	1,394,515

Other income (expense):
Interest expense	(280,964)	(287,263)	(576,628)	(557,840)
Interest income	8,398	859	8,511	1,175
Foreign currency gain	2,599	11,889	(18,998)	42,211

Total other expense, net	(269,967)	(274,515)	(587,115)	(514,454)

Net Income before taxes	404,964	480,295	549,564	880,061

Income tax (benefit) expense	(4,037)	(4,818)	46,121	115,839

Net Income	409,001	485,113	503,443	764,222

Less: Net income attributable to noncontrolling interest	263	(24)	1,497	264

Net income attributable to CTI Industries Corporation	$408,738	$485,137	$501,946	$763,958

Other Comprehensive Income
Unrealized gain on derivative instruments	$61,351	$144,610	$88,055	$7,749
Foreign currency adjustment	$332,457	$91,134	$183,556	$100,759
Comprehensive income	$802,546	$720,881	$773,557	$872,466

Basic income per common share	$0.15	$0.17	$0.18	$0.28

Diluted income per common share	$0.15	$0.17	$0.18	$0.26

Weighted average number of shares and equivalent shares of common stock outstanding:
Basic	2,775,902	2,781,025	2,792,220	2,721,646

Diluted	2,776,797	2,929,548	2,797,256	2,885,783

See accompanying notes to condensed consolidated unaudited financial statements

CTI Industries Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended June 30,
	2009	2008

Cash flows from operating activities:
Net income	$501,946	$763,958
Adjustment to reconcile net income to cash provided by operating activities:
Depreciation and amortization	945,438	760,304
Amortization of debt discount	44,334	44,334
Stock based compensation	44,698	30,000
Noncontrolling interest in income of subsidiary	1,497	280
Provision for losses on accounts receivable	56,102	90,000
Provision for losses on inventories	24,000	15,000
Deferred income taxes	40,121	115,837
Change in assets and liabilities:
Accounts receivable	(703,853)	(1,105,695)
Inventories	436,308	(548,802)
Prepaid expenses and other assets	(306,180)	183,556
Trade payables	231,149	1,018,922
Accrued liabilities	372,023	(439,769)

Net cash provided by operating activities	1,687,583	927,925

Cash used in investing activity - purchases of property, plant and equipment	(433,481)	(848,060)

Net cash used in investing activity	(433,481)	(848,060)

Cash flows from financing activities:
Change in checks written in excess of bank balance	197,714	(391,231)
Net change in revolving line of credit	(734,492)	432,772
Proceeds from issuance of long-term debt and warrants	-	1,224,267
Repayment of long-term debt (related parties $52,000 and $36,000)	(617,128)	(563,873)
Proceeds from exercise of stock options	-	5,625
Cash paid for purchase of stock	(55,036)	-
Cash paid for deferred financing fees	(40,555)	(15,000)

Net cash (used in) provided by financing activities	(1,249,497)	692,560

Effect of exchange rate changes on cash	17,473	4,879

Net increase in cash and cash equivalents	22,078	777,304

Cash and cash equivalents at beginning of period	180,578	483,113

Cash and cash equivalents at end of period	$202,656	$1,260,417

Supplemental disclosure of cash flow information:
Cash payments for interest	$420,907	$545,166

Cash payments for taxes	$6,000	$-

Supplemental Disclosure of non-cash investing and financing activity
Stock issued under consulting agreement	$23,313	$221,000

Exercise of Warrants and payment of Subordinated Debt	$-	$793,810

Property, Plant & Equipment acquisitions funded by liabilities	$61,985	$35,588

See accompanying notes to condensed consolidated unaudited financial statements

CTI Industries Corporation and Subsidiaries
Condensed Consolidated Earnings per Share (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Basic
Average shares outstanding:
Weighted average number of common shares
outstanding	2,775,902	2,781,025	2,792,220	2,721,646

Net income:
Net income:	$408,738	$485,137	$501,946	$763,958

Per share amount	$0.15	$0.17	$0.18	$0.28

Diluted
Average shares outstanding:
Weighted average number of common shares
outstanding	2,775,902	2,781,025	2,792,220	2,721,646

Effect of dilutive shares	895	148,523	5,036	164,137

Weighted average number of shares and
equivalent shares of common stock
outstanding	2,776,797	2,929,548	2,797,256	2,885,783

Net income:
Net income	$408,738	$485,137	$501,946	$763,958

Per share amount	$0.15	$0.17	$0.18	$0.26

See accompanying notes to condensed consolidated unaudited financial statements

CTI Industries Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 - Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited but in the opinion of management contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the consolidated financial position and the consolidated results of operations and consolidated cash flows for the periods presented in conformity with generally accepted accounting principles for interim consolidated financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2008.

Principles of consolidation and nature of operations:

The condensed consolidated financial statements include the accounts of CTI-US and its wholly-owned subsidiaries, CTI Balloons Limited, CTI Helium, Inc. and CTF International S.A. de C.V., as well as its majority-owned subsidiaries CTI Mexico S.A. de C.V., and Flexo Universal, S.A. de C.V.  (the “Company”). All significant intercompany transactions and accounts have been eliminated in consolidation. The Company (i) designs, manufactures and distributes balloon products throughout the world and (ii) operates systems for the production, lamination, coating and printing of films used for food packaging and other commercial uses and for conversion of films to flexible packaging containers and other products.

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

As of June 30, 2009, shares to be issued upon the exercise of options and warrants aggregated 234,644 and 343,030, respectively.  As of June 30, 2008, shares to be issued upon the exercise of options and warrants were 261,889 and 303,030, respectively.  The number of anti-dilutive shares (not included in the determination of earnings on a diluted basis) for the three months ended June 30, 2009 were 571,121 of which 228,691 were represented by options and 343,030 were represented by warrants, and for the six months ended June 30, 2009 were 510,935 of which 167,905 were represented by options and 343,030 were represented by warrants.  The number of anti-dilutive shares (not included in the determination of earnings on a diluted basis) for the three and six months ended June 30, 2008 were 62,606, all of which were represented by options.

Reclassification:

For the quarter ended June 30, 2009, we reclassified certain amounts received during the first quarter 2009 as recovery related to the defalcation of a former officer.  Such receipts, totaling $195,000, were recorded as a reduction of general and administrative expenses in the first quarter and were reclassified as a reduction of repair and maintenance expense, and therefore are a reduction in cost of goods sold, during the second quarter.

Subsequent Events:

The Company has evaluated subsequent events through August 13, 2009, the date financial statements were issued for the three and six months ended June 30, 2009.

New Accounting Pronouncements:

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS 141(R), Business Combinations (“SFAS141(R)”), which amends SFAS 141 and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed and any noncontrolling interest in the acquired.  It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS 141(R) is effective for the Company’s fiscal year beginning January 1, 2009.  Such adoption did not have a material impact on the Company’s condensed consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (“SFAS 160”), which establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interest, changes in the parent’s ownership interest, and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated.  SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS is effective for the Company’s fiscal year beginning on January 1, 2009.  The Company adopted SFAS 160 effective January 1, 2009.  Such adoption did not have a material impact on the Company’s condensed consolidated financial statements.

In December 2008, the FASB issued FASB Staff Positions (“FSP”) FIN 46(R)-8, Interests in Variable Interest Entities and FSP FAS 140-4, Disclosures about Transfers of Financial Assets, which will increase disclosure requirements for public reporting companies for reporting periods that end after December 15, 2008.  This FSP amends SFAS 140, Disclosures about Transfers of Financial Assets, to require public entities to provide additional disclosures about transfers of financial assets and variable interests in qualifying special-purpose entities.  It also amends FIN 46(R) to require public enterprises to provide additional disclosures about their involvement with variable interest entities.  The Company adopted the requirements of FSP FAS 140-4 and FSP FIN 46(R) beginning December 31, 2008.  The adoption of FSP FAS 140-4 and FSP FIN 46(R) did not have a material impact on the Company’s condensed consolidated financial statements.

In April 2008, the FASB issued FSP SFAS 142-3, Determination of Useful Lives in Intangible Assets, on SFAS 142, Goodwill and Other Intangible Assets, to amend one of six factors that should be considered in determining the useful life of an intangible asset, primarily related to changes in the factors considered in the area of renewals or extensions.  FSP SFAS 142-3 requires additional disclosures related to renewals and/or extensions of impacted intangible assets.  FSP SFAS 142-3 is effective for fiscal years beginning after December 15, 2008.  The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.

In April 2009, the FASB issued FSP SFAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies, a Staff Position on SFAS 141(R), to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination.  FSP SFAS 141(R)-1 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period on or after December 15, 2008.  Such adoption did not have an impact on the Company’s condensed consolidated financial statements.

In May 2009, the FASB issued FASB Statement No. 165, Subsequent Events (“SFAS 165”), which was issued to establish principles and requirements for recognition of subsequent events that occur after the balance sheet date but prior to the issuance of the financial statements.  Further, it distinguishes between subsequent events that should be recognized in the financial statements and those that should not.  SFAS 165 adds additional disclosure requirements; it requires the disclosure of the date through which subsequent events were evaluated, including the rationale for why the date was chosen.  Additionally, SFAS 165 stipulates the disclosure for certain non-recognized subsequent events.  SFAS 165 is effective for periods ending after June 15, 2009 and shall be applied prospectively.  The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.

In June 2009, the FASB issued FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R), which amends FASB Interpretation No. 46(R) Consolidation of Variable Interest Entities to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest gives it controlling financial interest in a variable interest entity and to require ongoing assessments of this nature.  SFAS 167 amends certain guidance in FASB Interpretation 46(R) for determining whether an entity is a variable interest entity and adds additional reconsideration for making this determination when facts or circumstances change.  The guidance requires enhanced disclosures that will provide for more transparent information about an entity’s involvement in a variable interest entity.  SFAS 167 is effective for the fiscal year that begins after November 15, 2009.  The Company does not expect the adoption of this standard to have a material impact on the Company’s condensed consolidated financial statements.

In June 2009, the FASB issued FASB Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, which replaces SFAS 162, The Hierarchy of Generally Accepted Accounting Principles, to establish the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements.  The codification also contains interpretive releases of the SEC under federal securities laws and is a source of authoritative GAAP for SEC registrants.  SFAS 168 will be effective for financial statements issued for interim and annual periods ending after September 15, 2009 and shall be applied prospectively.  The Company does not expect the adoption of the standard to materially change the presentation of its financial statements.

In April 2009, the FASB issued FSP 107-1, Interim Disclosures About Fair Value of Financial Instruments, on SFAS 107 Disclosures about Fair Value of Financial Instruments, which expands the fair value disclosures required for all financial instruments within the scope of SFAS 107 to interim periods.  The FSP also requires entities to disclose the methods and significant assumptions used to estimate the fair value of financial instruments in financial statements on an interim basis and to highlight any changes of the methods and significant assumptions from prior periods.  It does not require interim disclosures of credit or market risks.  FSP SFAS 107-1 is effective for interim and annual periods after June 15, 2009.  Such adoption did not have a material impact on the Company’s condensed consolidated financial statements.

In September 2006, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, (“SFAS No. 157”). SFAS No. 157 clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. Subsequently, the FASB provided for a one-year deferral of the provisions of SFAS No. 157 for non-financial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a non-recurring basis.  We adopted with no impact on our condensed consolidated financial statements all requirements of SFAS No. 157 on January 1, 2008, except as they relate to nonfinancial assets and liabilities, which we adopted on January 1, 2009, as allowed under SFAS No. 157.  The adoption of SFAS 157 has not had a material effect on our condensed consolidated financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133, (“SFAS No. 161”). SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in hedged positions. The statement also requires enhanced disclosures regarding how and why entities use derivative instruments, how derivative instruments and related hedged items are accounted and how derivative instruments and related hedged items affect entities’ financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008.  We adopted SFAS No. 161 on January 1, 2009.  The adoption of SFAS No. 161 has not had a material impact on our financial statements.

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

The Company’s net income for the three months ended June 30, 2009 and 2008 includes approximately $24,000 and $15,000, respectively of compensation costs related to share based payments.  The Company’s net income for the six months ended June 30, 2009 and 2008 includes approximately $45,000 and $30,000, respectively of compensation costs related to share based payments.  As of June 30, 2009 there is $140,000 of unrecognized compensation expense related to non-vested stock option grants.  We expect approximately $43,000 to be recognized over the remainder of 2009, and approximately $72,000 and $25,000 to be recognized during 2010 and 2011, respectively.

As of June 30, 2009, the Company had five stock-based compensation plans pursuant to which stock options may be granted.  The Plans provide for the award of options, which may either be incentive stock options (“ISOs”) within the meaning of Section 422A of the Internal Revenue Code of 1986, as amended (the “Code”) or non-qualified options (“NQOs”) which are not subject to special tax treatment under the Code.

On April 30, 2007, the Board of Directors approved for adoption, effective October 1, 2007, the 2007 Stock Option Plan (“Plan”). The Plan authorizes the grant of options to purchase up to an aggregate of 150,000 shares of the Company’s Common Stock.  As of June 30, 2009, 151,500 options had been granted and 139,000 remain outstanding.

On April 10, 2009, the Board of Directors approved for adoption, and on June 5, 2009, the shareholders of the Corporation approved, a 2009 Incentive Stock Plan (“Incentive Stock Plan”).  The Incentive Stock Plan authorizes the issuance of up to 250,000 shares of stock or options to purchase stock of the Company.  No stock or options have been granted under this Plan to dates.

A summary of the Company’s stock option activity and related information is as follows:

	Shares under Option	Weighted Avgerage Exercise Price	Weighted Average Contractual Life	Aggregate Intrinsic Value
Balance at December 31, 2008	272,502	$2.95
Granted	-	-
Cancelled	37,858	$2.30
Exercised	-	-
Outstanding at June 30, 2009	234,644	$3.05	3.40	$15,174

Exercisable at June 30, 2009	147,019	$2.94	3.70	$8,049

A summary of the Company’s stock warrant activity and related information is as follows:

	Shares under Warrant	Weighted Avgerage Exercise Price	Weighted Average Contractual Life	Aggregate Intrinsic Value
Outstanding and Exercisable at December 31, 2008	343,030	$3.47
Granted	-	-
Cancelled	-	-
Exercised	-
Outstanding and Exercisable at June 30, 2009	343,030	$3.47	1.70	$-

A summary of the Company’s stock option activity by grant date as of June 30, 2009 is as follows:

	Options Outstanding				Options Exercisable
Options by Grant Date	Shares	Wtd Avg	Remain. Life	Intrinsic Val	Shares	Wtd Avg	Remain. Life	Intrinsic Val
Mar 2000	25,786	$1.89	0.7	$2,579	25,786	$1.89	0.7	$2,579
Dec 2001	5,953	$1.47	2.5	$3,096	5,953	$1.47	2.5	$3,096
Apr 2002	11,905	$2.10	2.8	$-	11,905	$2.10	2.8	$-
Dec 2005	52,000	$2.88	6.5	$-	52,000	$2.88	6.5	$-
Oct 2007	66,500	$4.76	2.3	$-	33,250	$4.76	2.3	$-
Aug 2008	6,000	$6.14	3.1	$-	1,500	$6.14	3.1	$-
Oct 2008	2,500	$4.97	3.3	$-	625	$4.97	3.3	$-
Nov 2008	64,000	$1.84	3.4	$9,500	16,000	$1.84	3.4	$2,375
TOTAL	234,644	$3.05	3.4	$15,174	147,019	$2.94	3.7	$8,049

The aggregate intrinsic value in the tables above represents the total pre-tax intrinsic value (the difference between the closing price of the Company’s common stock on the last trading day of the quarter ended June 30, 2009 and the exercise price, multiplied by the number of in-the-money options and warrants) that would have been received by the option and warrant holders had all the holders exercised their options on June 30, 2009.  No options or warrants were exercised during the three and six months ended June 30, 2009.

Note 3 - Legal Proceedings

The Company is party to certain claims or actions arising in the normal course of business. The ultimate outcome of these matters is unknown but, in the opinion of management, the settlement of these matters is not expected to have a significant effect on the future financial position or results of operations of the Company.

Note 4 – Other Comprehensive Loss

In the three months ended June 30, 2009 the company incurred comprehensive gain of $394,000, principally from an unrealized gain on a derivative instrument of $61,000 and a gain of $333,000 from foreign currency translation adjustments.  In the six months ended June 30, 2009 the company incurred comprehensive gain of $272,000, principally from an unrealized gain on a derivative instrument of $88,000 and a gain of $184,000 from foreign currency translation adjustments.

The following table sets forth the accumulated balance of other comprehensive loss and each component.

	Foreign Currency Items	Unrealized Gains (Loss) on Derivatives	Accumulated Other Comprehensive (Loss)

Beginning balance as of January 1, 2009	$(1,625,000)	$(341,000)	$(1,966,000)

Current period change, net of tax	184,000	88,000	272,000

Ending Balance as of June 30, 2009	$(1,441,000)	$(253,000)	$(1,694,000)

For the three and six months ended June 30, 2009 no tax benefit for foreign currency translation adjustments has been recorded as such amounts would result in a deferred tax asset. For the three and six months ended June 30, 2009 no income tax benefit was recorded for the unrealized losses on the derivative instruments by reason of the fact that the tax benefit was offset by a valuation allowance with respect to the related deferred tax asset.

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of the input that is significant to the fair value measurement.  The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.  The following table presents information about the Company’s liabilities measured at fair value on a recurring basis as of June 30, 2009 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

Description	6/30/2009	Level 1	Level 2	Level 3
Interest Rate Swap 2006-1	$(30,000)		$(30,000)
Interest Rate Swap 2006-2	(108,000)		(108,000)
Interest Rate Swap 2008	(115,000)		(115,000)
	$(253,000)		$(253,000)

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

On April 5, 2006, the Company entered into two swap agreements with RBS Citizens N.A. (“RBS”) in connection with portions (totaling $3,780,000) of the principal amounts of a mortgage loan and term loan to the Company fixing the interest rate on such floating rate loans at 8.49%.  On January 28, 2008, the Company entered into a swap agreements with the Bank with respect to $3,000,000 in principal amount of a floating rate revolving loan fixing the interest rate on such amount at 6.17%.  These swap agreements are designated as cash flow hedges and hedge the Company’s exposure to interest rate fluctuations on the portions of the principal amount of loans with the Bank that are covered by the swap agreements.  These swap agreements are derivative financial instruments and the Company determines the fair market value of these agreements on a quarterly basis, based on the Bank’s mark-to-market statement, recording the fair market value of these contracts on the balance sheet with the offset to other comprehensive loss.  As of June 30, 2009 and December 31, 2008, the Company has recorded the fair value of these swap agreements on the balance sheet as a liability of $253,000 and $341,000, respectively.  For the three and six months ended June 30, 2009, the Company recorded an unrealized gain of $61,000 and $88,000, compared to $145,000 and $8,000 for the same period in 2008, with respect to these swap agreements in other comprehensive income, which represents the change in value of these swap agreements for the quarters ended.

The Company has not had any realized loss from financial instruments during the three and six months ended June 30, 2009 and 2008.

Note 6 – Inventories, Net

	June 30,	December 31,
	2009	2008
Raw materials	$1,756,000	$1,676,000
Work in process	794,000	1,075,000
Finished goods	7,985,000	8,183,000
Allowance for excess quantities	(366,000)	(429,000)
Total inventories	$10,169,000	$10,505,000

Note 7 - Geographic Segment Data

The Company has determined that it operates primarily in one business segment which designs, manufactures and distributes film products for use in packaging and novelty balloon products. The Company operates in foreign and domestic regions. Information about the Company's operations by geographic areas is as follows:

	Net Sales to Outside Customers		Net Sales to Outside Customers
	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
United States	$8,623,000	$9,941,000	$15,891,000	$18,308,000
Mexico	1,559,000	1,848,000	3,241,000	3,404,000
United Kingdom	597,000	672,000	1,250,000	1,484,000
	$10,779,000	$12,461,000	$20,382,000	$23,196,000

	Total Assets at
	June 30,	December 31,
	2009	2008
United States	$24,047,000	$24,709,000
Mexico	5,150,000	4,539,000
United Kingdom	982,000	740,000
	$30,179,000	$29,988,000

Note 8 - Concentration of Credit Risk

Concentration of credit risk with respect to trade accounts receivable is generally limited due to the number of entities comprising the Company's customer base. The Company performs ongoing credit evaluations and provides an allowance for potential credit losses against the portion of accounts receivable which is estimated to be uncollectible. Such losses have historically been within management's expectations.  During the three and six months ended June 30, 2009 and 2008, there were two customers whose purchases represented more than 10% of the Company’s consolidated net sales.  The sales to each of these customers for the three and six months ended June 30, 2009 and 2008 are as follows:

	Three Months Ended June 30, 2009		Three Months Ended June 30, 2008
Customer	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Customer A	$3,907,000	36.3%	$2,876,000	23.1%
Customer B	$1,538,000	14.3%	$1,821,000	14.6%

	Six Months Ended June 30, 2009		Six Months Ended June 30, 2008
Customer	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Customer A	$6,407,000	31.4%	$4,746,000	20.5%
Customer B	$3,250,000	15.9%	$3,584,000	15.4%

As of June 30, 2009, the total amount owed by these customers was $1,969,000 or 29.8% and $902,000, or 13.6% of the Company’s consolidated accounts receivable.  The amounts owed at June 30, 2008 were $1,627,000, or 23.0%, and $747,000, or 10.6% of the Company’s consolidated net accounts receivable, respectively.

Note 9 – Related Party Transactions

Stephen M. Merrick, Executive Vice President, Secretary and a Director of the Company, is of counsel to the law firm of Vanasco Genelly and Miller PC which provides legal services to the Company. Legal fees incurred by the Company with this firm for the three months ended June 30, 2009 and 2008, respectively, were $35,000 and $55,000.  Legal fees incurred by the Company with this firm for the six months ended June 30, 2009 and 2008, respectively, were $47,000 and $106,000.

John H. Schwan, Chairman of the Company, is a principal of Shamrock Packaging and affiliated companies. The Company made purchases of approximately $557,000 from Shamrock Packaging during the three months ended June 30, 2009 and $252,000 during the three months ended June 30, 2008.  The Company made purchases of approximately $965,000 from Shamrock Packaging during the six months ended June 30, 2009 and $497,000 during the three months ended June 30, 2008.  At June 30, 2009 and 2008, outstanding accounts payable balances were $269,000 and $219,000, respectively.

John H. Schwan, Chairman of the Company, and Howard W. Schwan, President of the Company, are the brothers of Gary Schwan, one of the owners of Schwan Incorporated; which provides building maintenance and remodeling services to the Company.  The Company received services from Schwan Incorporated of approximately $8,000 during the three months ended June 30, 2009 and $46,000 during the three months ended June 30, 2008.  The Company received services from Schwan Incorporated of approximately $17,000 during the six months ended June 30, 2009 and $97,000 during the three months ended June 30, 2008.

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

Interest payments have been made to John H. Schwan and Stephen M. Merrick for loans made to the Company.  During the three months ended June 30, 2009 these interest payments totaled  $42,000 and $19,000, respectively.  For the three months ended June 30, 2008 these interest payments totaled $37,000 and $15,000, respectively.  During the six months ended June 30, 2009 these interest payments totaled  $75,000 and $30,000, respectively.  For the six months ended June 30, 2008 these interest payments totaled $82,000 and $36,000, respectively

Note 10 – Changes in Contractual Commitments

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

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

Net Sales.   For the three months ended June 30, 2009, net sales were $10,779,000 compared to net sales of $12,461,000 for the same period of 2008, a decrease of 13.5%.  For the quarters ended June 30, 2009 and 2008, net sales by product category were as follows:

	Three Months Ended
	June 30, 2009		June 30, 2008
	$	% of	$	% of
Product Category	(000) Omitted	Net Sales	(000) Omitted	Net Sales

Metalized Balloons	5,747	53%	4,918	39%

Films	1,644	15%	2,008	16%

Pouches	1,577	15%	3,441	28%

Latex Balloons	1,653	15%	1,969	16%

Helium/Other	158	2%	125	1%

Total	10,779	100%	12,461	100%

Net Sales.   For the six months ended June 30, 2009, net sales were $20,382,000 compared to net sales of $23,196,000 for the same period of 2008, a decrease of 12.1%.  For the six months ended June 30, 2009 and 2008, net sales by product category were as follows:

	Six Months Ended
	June 30, 2009		June 30, 2008
	$	% of	$	% of
Product Category	(000) Omitted	Net Sales	(000) Omitted	Net Sales

Metalized Balloons	10,786	53%	9,516	41%

Films	3,519	17%	3,951	17%

Pouches	2,562	13%	5,889	25%

Latex Balloons	3,196	16%	3,471	15%

Helium/Other	319	1%	369	2%

Total	20,382	100%	23,196	100%

Metalized Balloons. During the three months ended June 30, 2009 revenues from the sale of metalized balloons increased by 16.9% compared to the prior year period from $4,918,000 to $5,747,000.  During the six months ended June 30, 2009 revenues from the sale of metalized balloons increased by 13.3% compared to the prior year period from $9,516,000 to $10,786,000.  Substantially all of these increases are attributable to increased sales to a principal balloon customer.

Films. During the three months ended June 30, 2009 revenues from the sale of laminated films decreased by 18.1% compared to the prior year period from $2,008,000 to $1,644,000.  During the six months ended June 30, 2009 revenues from the sale of laminated films decreased by 10.9% compared to the prior year period from $3,951,000 to $3,519,000.  The decrease was the result of reduced sales to a principal film customer.

Pouches. During the three months ended June 30, 2009 revenues from the sale of pouches decreased by 54.2% compared to the prior year period from $3,441,000 to $1,577,000.  During the six months ended June 30, 2009 revenues from the sale of pouches decreased by 56.5% compared to the prior year period from 5,889,000 to $2,562,000.  The difference between pouch sales for both the second quarter of 2009 and the first six months of 2009, and the higher level of pouch sales for the corresponding periods of 2008 is attributable principally to a lower level of sales during 2009 to a principle pouch customer.  The higher level of sales to that customer in the first half of 2008 was due to a pre-launch inventory build by the customer for a new product launch in July 2008.  Sales to that customer continue in 2009 but at a lower level than the pre-launch inventory build.  Also, some of the decline in pouch sales during 2009 to date compared to 2008 is attributable to a decline in sales to another principle pouch customer.  Sales to that customer also continue in 2009 but at a lower rate than in 2008.

Latex Balloons.  During the three months ended June 30, 2009 revenues from the sale of latex balloons decreased by 16.0% compared to the prior year period from $1,969,000 to $1,653,000.  During the six months ended June 30, 2009 revenues from the sale of latex balloons decreased by 7.9% compared to the prior year period from $3,471,000 to $3,196,000.  This decline in the dollar amount of latex balloon sales is attributable to the following causes:  (i) a relatively high percentage of our latex balloon sales are with respect to balloons both produced and sold in Mexico, (ii) although the unit volume of latex balloon sales in Mexico during the first six months of 2009 is greater than the unit volume of sales in the first six months of 2008, the dollar volume in 2009 is lower because of the decline in the value of the Mexican peso, (iii) sales in Mexico during the first six months of 2009 were affected by the spread of influenza, and concern about influenza, there.

Sales to a limited number of customers continue to represent a large percentage of our net sales.  The table below illustrates the impact on sales of our top three and ten customers for the three and six months ended June 30, 2009 and 2008.

	Three Months Ended		Six Months Ended
	% of Net Sales		% of Net Sales
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Top 3 Customers	59.8%	58.9%	54.4%	52.0%

Top 10 Customers	75.7%	75.0%	70.2%	73.2%

During the three months ended June 30, 2009, there were two customers whose purchases represented more than 10% of the Company’s consolidated net sales.  The sales to each of these customers for the three months ended June 30, 2009 were $3,907,000 or 36.3% and $1,538,000 or 14.3% of consolidated net sales, respectively.  Sales of these customers in the same period of 2008 were $2,876,000 or 23.1%, and $1,821,000 or 14.6% of consolidated net sales, respectively.  During the six months ended June 30, 2009, there were two customers whose purchases represented more than 10% of the Company’s consolidated net sales.  The sales to each of these customers for the six months ended June 30, 2009 were $6,407,000 or 31.4% and $3,250,000 or 15.9% of consolidated net sales, respectively.  Sales of these customers in the same period of 2008 were $4,746,000 or 20.5%, and $3,584,000 or 15.4% of consolidated net sales, respectively.  As of June 30, 2009, the total amount owed to the Company by these customers was $1,969,000 or 29.8% and $902,000, or 13.6%, of the Company’s consolidated accounts receivables.  The amounts owed at June 30, 2008 were $1,627,000, or 23.0% and $747,000, or 10.6% of the Company’s consolidated net accounts receivables, respectively.

Cost of Sales.   During the three months ended June 30, 2009, the cost of sales represented 75.9% of net sales compared to 76.6% for the three months ended June 30, 2008.  During the six months ended June 30, 2009, the cost of sales represented 77.1% of net sales compared to 77.4% for the six months ended June 30, 2008.  Cost of sales in the second quarter 2009 and the first six months of 2009 were reduced by the amount of the recovery received by the Company related to the defalcation by a former officer (totaling $199,000 for the second quarter and $394,000 for the six months ended June 30, 2009).  Absent the amount of such recovery, the cost of sales for the second quarter 2009 would have been 77.7% of net sales and, for the six months, would have been 79.0% of net sales.  Cost of sales (absent the defalcation recovery) were lower during the first six months of 2008 compared to 2009 due to (i) higher production levels in 2008 resulting in production efficiencies and lower unit costs and (ii) a higher level of production and sale of certain products (pouches) having a higher gross margin than others.

General and Administrative.   During the three months ended June 30, 2009, general and administrative expenses were $1,301,000 or 12.1% of net sales, compared to $1,456,000 or 11.7% of net sales for the same period in 2008.  During the six months ended June 30, 2009, general and administrative expenses were $2,341,000 or 11.5% of net sales, compared to $2,615,000 or 11.3% of net sales for the same period in 2008.  The reduction in general and administrative expenses during the first six months of 2009, compared to the corresponding periods of 2008, is attributable to a (i) a reduction in administrative salary expense of $50,000, (ii) a reduction in consulting fees of $51,000, (iii) a reduction in legal expense of $97,000 and (iv) a reduction in bad debt expense of $40,000.

Selling.   During the three months ended June 30, 2009, selling expenses were $204,000 or 1.9% of net sales, compared to $277,000 or 2.2% of net sales for the same period in 2008.  During the six months ended June 30, 2009, selling expenses were $381,000 or 1.9% of net sales, compared to $464,000 or 2.0% of net sales for the same period in 2008.  The reduction in selling expenses during the first six months of 2009, compared to the corresponding period of 2008, is attributable to a (i) reduction in salary expense of $60,000 and (ii) a reduction in travel expense of $33,000.

Advertising and Marketing.  During the three months ended June 30, 2009, advertising and marketing expenses were $421,000 or 3.9% of net sales for the period, compared to $425,000 or 3.4% of net sales for the same period of 2008.  During the six months ended June 30, 2009, advertising and marketing expenses were $809,000 or 4.0% of net sales for the period, compared to $772,000 or 3.3% of net sales for the same period of 2008.

Other Income (Expense).  During the three months ended June 30, 2009, the Company incurred net interest expense of $273,000, compared to net interest expense during the same period of 2008 in the amount of $287,000.  During the six months ended June 30, 2009, the Company incurred net interest expense of $568,000, compared to net interest expense during the same period of 2008 in the amount of $558,000.

For the three months ended June 30, 2009, the Company had a foreign currency transaction gain of $3,000 compared to foreign currency transaction gains of $12,000 during the same period of 2008.  For the six months ended June 30, 2009, the Company had a foreign currency transaction loss of $19,000 compared to foreign currency transaction gains of $42,000 during the same period of 2008.

Income Taxes.  For the three months ended June 30, 2009, the Company reported a consolidated income tax benefit of $4,000, compared to a consolidated income tax benefit of $5,000 for the same period of 2008.

For the six months ended June 30, 2009, the Company reported a consolidated income tax expense of $46,000 compared to a consolidated income tax expense of $116,000 for the six months ended June 30, 2008.  For the six months ended June 30, 2009, this income tax provision was composed principally of provisions for income tax on the income of Flexo Universal, our Mexican subsidiary.

Net Income.  For the three months ended June 30, 2009, the Company had net income of $409,000 or $0.15 per share (basic and diluted), compared to net income of $485,000 for the same period of 2008 or $0.17 per share (basic and diluted).  For the six months ended June 30, 2009, the Company had net income of $502,000 or $0.18 per share (basic and diluted), compared to net income of $764,000 for the same period of 2008 or $0.28 per share basic and $0.26 diluted.

Financial Condition, Liquidity and Capital Resources

Cash Flow Items.

Operating Activities.  During the six months ended June 30, 2009, net cash provided by operations was $1,688,000, compared to net cash used in operations during the six months ended June 30, 2008 of $928,000.

Significant changes in working capital items during the six months ended June 30, 2009 consisted of (i) an increase in accounts receivable of $704,000, (ii) depreciation and amortization in the amount of $945,000, (iii) an increase in trade payables of $231,000, (iv) an increase in accrued liabilities of $372,000 (v) an increase of $306,000 in prepaid expenses and other assets and (vi) a decrease in inventories of $436,000.

Investing Activity.  During the six months ended June 30, 2009, cash used in investing activity for the purchase of equipment was $433,000, compared to $848,000 in the same period of 2008.

Financing Activities.  During the six months ended June 30, 2009, cash used in financing activities was $1,249,000 compared to cash provided by financing activities for the same period of 2008 in the amount of $693,000.  During the six months ended June 30, 2009 financing activities included payment of $617,000 on long-term debt obligations and payment of $734,000 on the revolving line of credit.

Liquidity and Capital Resources.  At June 30, 2009, the Company had cash balances of $203,000 compared to cash balances of $1,260,000 for the same period in 2008.  At June 30, 2009, the Company had a working capital balance of $2,055,000 compared to a working capital balance of $1,466,000 at December 31, 2008.

The Company's current cash management strategy includes utilizing the Company's revolving line of credit for liquidity.  Under our line of credit with RBS Citizens N.A. (formerly Charter One Bank), we are entitled to borrow an amount equal to 85% of eligible receivables and 60% of eligible inventory, up to a maximum of $9,000,000.  Foreign receivables and inventory held by our foreign subsidiaries are not eligible.  In addition, in order to be permitted to make advances under the line of credit, we are required to meet various financial covenants.  As of June 30, 2009, we had complied with all applicable financial covenants in the loan agreement.  Based on our results to date for the year and our projected results of operations for the balance of this year, we believe we will be in compliance with all applicable financial covenants of the loan agreement for the balance of 2009.  Further, we believe that with our present cash and working capital and the amounts available to us under our line of credit and through sales of common stock, we will have sufficient funds to enable us to meet our obligations through the next twelve months.

The loan agreement provides for interest at varying rates in excess of the Bank’s prime rate, depending on the level of senior debt to EBITDA over time.  As of June 30, 2009, the applicable premium being applied was 0.75%.  At June 30, 2009, the effective rate was 4.0%.

Also, under the loan agreement, we were required to purchase a swap agreement with respect to at least 60% of the mortgage and term loan portions of our loan. On April 5, 2006, we entered into a swap arrangement with RBS Citizens N.A. (formerly Charter One Bank) with respect to 60% of the principal amounts of the mortgage loan and the term loan, which had the effect of fixing the interest rate for such portions (totaling $3,780,000) of the loans at 8.49% for the balance of the loan terms.  On January 28, 2008 we entered into a swap arrangement with RBS Citizens for an additional $3,000,000 on our revolving line of credit, which had the effect of fixing the interest rate at 6.17%.  These swap agreements are designated as a cash flow hedge and hedge the Company’s exposure to interest rate fluctuations on the Company’s floating rate loans.  These swap arrangements are derivative financial instruments with respect to which we determine and record the fair market value each quarter.  We record the fair market value of these contracts in the balance sheet, with an offset to other comprehensive loss.  The fair market value of these swap agreements as of June 30, 2009 was a liability of $253,000.  For the six months ended June 30, 2009, the other comprehensive gain included $88,000 of unrecognized gain representing the change in the mark-to-market value of the Company’s interest rate swap agreements for such periods.  The swap agreements require monthly settlements of the difference between the amount to be received and paid under the agreements, the amount of which is recognized in current earnings as interest expense.

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

Critical Accounting Policies

Please see our Annual Report on Form 10-K for the year ended December 31, 2008 presented on pages 35-38, for a description of policies that are critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. No material changes to such information have occurred during the three and six months ended June 30, 2009.

New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS 141(R), Business Combinations (“SFAS141(R)”), which amends SFAS 141 and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed and any noncontrolling interest in the acquired.  It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS 141(R) is effective for the Company’s fiscal year beginning January 1, 2009.  Such adoption did not have a material impact on the Company’s condensed consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (“SFAS 160”), which establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interest, changes in the parent’s ownership interest, and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated.  SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS is effective for the Company’s fiscal year beginning on January 1, 2009.  The Company adopted SFAS 160 effective January 1, 2009.  Such adoption did not have a material impact on the Company’s condensed consolidated financial statements.

In December 2008, the FASB issued FASB Staff Positions (“FSP”) FIN 46(R)-8, Interests in Variable Interest Entities and FSP FAS 140-4, Disclosures about Transfers of Financial Assets, which will increase disclosure requirements for public reporting companies for reporting periods that end after December 15, 2008.  This FSP amends SFAS 140, Disclosures about Transfers of Financial Assets, to require public entities to provide additional disclosures about transfers of financial assets and variable interests in qualifying special-purpose entities.  It also amends FIN 46(R) to require public enterprises to provide additional disclosures about their involvement with variable interest entities.  The Company adopted the requirements of FSP FAS 140-4 and FSP FIN 46(R) beginning December 31, 2008.  The adoption of FSP FAS 140-4 and FSP FIN 46(R) did not have a material impact on the Company’s condensed consolidated financial statements.

In April 2008, the FASB issued FSP SFAS 142-3, Determination of Useful Lives in Intangible Assets, on SFAS 142, Goodwill and Other Intangible Assets, to amend one of six factors that should be considered in determining the useful life of an intangible asset, primarily related to changes in the factors considered in the area of renewals or extensions.  FSP SFAS 142-3 requires additional disclosures related to renewals and/or extensions of impacted intangible assets.  FSP SFAS 142-3 is effective for fiscal years beginning after December 15, 2008.  The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.

In April 2009, the FASB issued FSP SFAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies, a Staff Position on SFAS 141(R), to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination.  FSP SFAS 141(R)-1 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period on or after December 15, 2008.  Such adoption did not have an impact on the Company’s condensed consolidated financial statements.

In May 2009, the FASB issued FASB Statement No. 165, Subsequent Events (“SFAS 165”), which was issued to establish principles and requirements for recognition of subsequent events that occur after the balance sheet date but prior to the issuance of the financial statements.  Further, it distinguishes between subsequent events that should be recognized in the financial statements and those that should not.  SFAS 165 adds additional disclosure requirements; it requires the disclosure of the date through which subsequent events were evaluated, including the rationale for why the date was chosen.  Additionally, SFAS 165 stipulates the disclosure for certain non-recognized subsequent events.  SFAS 165 is effective for periods ending after June 15, 2009 and shall be applied prospectively.  The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.

In June 2009, the FASB issued FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R), which amends FASB Interpretation No. 46(R) Consolidation of Variable Interest Entities to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest gives it controlling financial interest in a variable interest entity and to require ongoing assessments of this nature.  SFAS 167 amends certain guidance in FASB Interpretation 46(R) for determining whether an entity is a variable interest entity and adds additional reconsideration for making this determination when facts or circumstances change.  The guidance requires enhanced disclosures that will provide for more transparent information about an entity’s involvement in a variable interest entity.  SFAS 167 is effective for the fiscal year that begins after November 15, 2009.  The Company does not expect the adoption of this standard to have a material impact on the Company’s condensed consolidated financial statements.

In June 2009, the FASB issued FASB Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, which replaces SFAS 162, The Hierarchy of Generally Accepted Accounting Principles, to establish the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements.  The codification also contains interpretive releases of the SEC under federal securities laws and is a source of authoritative GAAP for SEC registrants.  SFAS 168 will be effective for financial statements issued for interim and annual periods ending after September 15, 2009 and shall be applied prospectively.  The Company does not expect the adoption of the standard to materially change the presentation of its financial statements.

In April 2009, the FASB issued FSP 107-1, Interim Disclosures About Fair Value of Financial Instruments, on SFAS 107 Disclosures about Fair Value of Financial Instruments, which expands the fair value disclosures required for all financial instruments within the scope of SFAS 107 to interim periods.  The FSP also requires entities to disclose the methods and significant assumptions used to estimate the fair value of financial instruments in financial statements on an interim basis and to highlight any changes of the methods and significant assumptions from prior periods.  It does not require interim disclosures of credit or market risks.  FSP SFAS 107-1 is effective for interim and annual periods after June 15, 2009.  Such adoption did not have a material impact on the Company’s condensed consolidated financial statements.

In September 2006, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, (“SFAS No. 157”). SFAS No. 157 clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. Subsequently, the FASB provided for a one-year deferral of the provisions of SFAS No. 157 for non-financial assets and liabilities that are recognized or disclosed at fair value in the condensed consolidated financial statements on a non-recurring basis.  We adopted with no impact on our condensed consolidated financial statements all requirements of SFAS No. 157 on January 1, 2008, except as they relate to nonfinancial assets and liabilities, which we adopted on January 1, 2009, as allowed under SFAS No. 157.  The adoption of SFAS 157 has not had a material effect on our financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133, (“SFAS No. 161”). SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in hedged positions. The statement also requires enhanced disclosures regarding how and why entities use derivative instruments, how derivative instruments and related hedged items are accounted and how derivative instruments and related hedged items affect entities’ financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008.  We adopted SFAS No. 161 on January 1, 2009.  The adoption of SFAS No. 161 has not had a material impact on our condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk

Not applicable.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures: Our Principal Executive Officer and Principal Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2009.  Based on such review and evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were adequate and effective to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 (a) is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and (b) is accumulated and communicated to the Company’s management, including the officers, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal controls: In connection with, and in response to, the matters described on page 40 of our Annual Report on Form 10-K filed on March 31, 2009, we have undertaken, and are in the process of undertaking a number of actions.  During the period March and April 2009, we have (i) examined every invoice to the Company received during 2007 to the present to determine proper documentation and authorization, (ii) independently verified receipt of services or goods on each invoice during such period that was authorized by the officer who resigned March 2009, (iii) suspended authority to purchase from any vendor having no activity with the Company since January 1, 2007, (iv) directly verified each current vendor having no physical address on our system, (v) assigned new personnel to review and verify invoices, (vi) enhanced the process and requirements for vendor establishment, (vii) limited internal authority to set-up new vendors and (viii) retained a third party to provide service in the establishment of an internal audit function.  We have undertaken work to (i) develop and implement an internal audit function and (ii) develop or enhance, and test control processes relating to treasury, payables, property, plant and equipment, accounts receivable, accounts payable and information technology.  Except as described above, there were no other significant changes in our internal controls or in other factors that could significantly affect the Company’s disclosure controls and procedures during the three and six months ended June 30, 2009, nor were there any significant deficiencies or material weaknesses in the Company’s internal controls.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SHARES

Period	Total Number of Shares Purchased (1)	Average price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2) (3)

April 1-30, 2009	-	$-	-	$-

May 1-31, 2009	666	$1.48	666	$397,000

June 1-30, 2009	26,225	$2.06	26,225	$346,000

Total	26,891		26,891

(1)	Does not include 42,188 shares of common stock, with a value of $70,032, received by the Company as partial restitution from a former officer of the Company.

(2)	In May 2009, the Company's Board of Directors approved a share repurchase plan of up to 200,000 shares.

(3)	Dollar value of shares are calculated based on the closing price at 6/30/2009 of $1.99 per share.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders on June 5, 2009, the following matters were submitted to a vote of the shareholders.

1.	Election of seven directors;

2.	Approval of the 2009 Stock Incentive Plan

3.	Ratification of the Board’s selection of Blackman Kallick, LLP as our independent certified public accountants.

A total of 2,309,364 shares (approximately 82% of our issued and outstanding shares) were represented in person or by proxy at the meeting.  These shares were voted on the matters presented at the meeting as follows:

1.	For the election of individuals nominated as directors:

Name	Total Votes For	Total Votes Against or Withheld

John H. Schwan	2,264,807	44,557

Howard W. Schwan	2,203,073	106,291

Stephen M. Merrick	2,264,807	44,557

Bret Tayne	2,278,985	30,379

Stanley M. Brown	2,278,985	30,379

John I. Collins	2,279,007	30,357

Phil Roos	2,278,985	30,379

2.	Approval of the 2009 Stock Incentive Plan.

Total Votes For	Total Votes Against	Total Broker Non- Votes And Total Votes Abstain
1,355,737	93,597	860,030

3.                     Ratification of the Board of Directors selection of Blackman Kallick, LLP as our independent certified public accountants.

Total Votes For	Total Votes Against	Total Broker Non- Votes And Total Votes Abstain
2,257,467	3,550	48,346

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

Dated: August 13, 2009	CTI INDUSTRIES CORPORATION

	By:	/s/ Howard W. Schwan
Howard W. Schwan, President and
Chief Executive Officer

	By:	/s/ Stephen M. Merrick
Stephen M. Merrick
Executive Vice President and
Chief Financial Officer