Form 10-Q
period 2009-09-30
CTI INDUSTRIES CORP
filed 2009-11-13
CIK 1042187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.   20549
____________

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

The number of shares outstanding of the Registrant’s common stock as of November 1, 2009 was 2,738,063.

INDEX

PART I – FINANCIAL INFORMATION

Item No. 1	Financial Statements
	Condensed Consolidated Interim Balance Sheet at September 30, 2009 (unaudited) and December 31, 2008	1
	Condensed Consolidated Interim Statements of Income (unaudited) for the three and nine months ended September 30, 2009 and September 30, 2008	2
	Condensed Consolidated Interim Statements of Cash Flows (unaudited) for the three and nine months ended September 30, 2009 and September 30, 2008	3
	Condensed Consolidated Interim Consolidated Earnings per Share (unaudited) for the three and nine months ended September 30, 2009 and September 30, 2008	4
	Notes to Condensed Consolidated Financial Statements (unaudited)	5
Item No. 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item No. 3	Quantitative and Qualitative Disclosures Regarding Market Risk	23
Item No. 4	Controls and Procedures	23

PART II – OTHER INFORMATION

Item No. 1	Legal Proceedings	24
Item No. 1A	Risk Factors	24
Item No. 2	Unregistered Sales of Equity Securities and Use of Proceeds	24
Item No. 3	Defaults Upon Senior Securities	25
Item No. 4	Submission of Matters to a Vote of Security Holders	25
Item No. 5	Other Information	25
Item No. 6	Exhibits	25
	Signatures	26
	Exhibit 31.1
	Exhibit 31.2
	Exhibit 32

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

CTI Industries Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

	September 30, 2009	December 31, 2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$365,710	$180,578
Accounts receivable, (less allowance for doubtful accounts of $121,000 and $39,000, respectively)	6,329,068	5,821,593
Inventories, net	9,974,206	10,504,769
Net deferred income tax asset	765,825	674,872
Prepaid expenses and other current assets	478,765	506,225

Total current assets	17,913,574	17,688,037

Property, plant and equipment:
Machinery and equipment	22,282,947	21,612,995
Building	3,183,795	3,179,909
Office furniture and equipment	2,672,617	1,898,642
Intellectual property	345,092	345,092
Land	250,000	250,000
Leasehold improvements	428,003	409,797
Fixtures and equipment at customer locations	2,541,881	2,539,033
Projects under construction	216,299	1,017,737
	31,920,634	31,253,205
Less : accumulated depreciation and amortization	(22,064,839)	(20,677,223)

Total property, plant and equipment, net	9,855,795	10,575,982

Other assets:
Deferred financing costs, net	48,493	123,229
Goodwill	989,108	989,108
Net deferred income tax asset	157,920	341,714
Other assets (due from related party $85,000 and $63,000, respectively)	361,361	270,121

Total other assets	1,556,882	1,724,172

TOTAL ASSETS	29,326,251	29,988,191
LIABILITIES AND EQUITY
Current liabilities:
Checks written in excess of bank balance	519,396	680,348
Trade payables	3,458,483	3,153,005
Line of credit	6,983,101	7,960,765
Notes payable - current portion	1,106,220	1,091,489
Notes payable - officers, current portion, net of debt discount of $89,000 and $89,000	1,368,778	1,363,255
Accrued liabilities	2,110,749	1,973,318

Total current liabilities	15,546,727	16,222,180

Long-term liabilities:
Notes Payable - Affiliates	849,740	894,620
Notes payable, net of current portion	3,388,404	4,220,071
Notes payable - officers, subordinated, net of debt discount of $30,000 and $96,000	970,465	903,964
Total long-term liabilities	5,208,609	6,018,655

Equity:
CTI Industries Corporation stockholders' equity:
Preferred Stock — no par value 2,000,000 shares authorized 0 shares issued and outstanding	$-	$-
Common stock - no par value, 5,000,000 shares authorized, 2,808,720 and 2,808,720 shares issued and 2,738,063 and 2,808,720 outstanding, respectively	3,764,020	3,764,020
Paid-in-capital	8,672,554	8,703,265
Warrants issued in connection with subordinated debt and bank debt	443,313	443,313
Accumulated deficit	(2,503,204)	(3,209,868)
Accumulated other comprehensive loss	(1,693,101)	(1,966,130)
Less: Treasury stock, 70,657 shares and 0 shares	(128,446)	-

Total CTI Industries Corporation stockholders' equity	8,555,136	7,734,600
Noncontrolling interest	15,779	12,756

Total Equity	8,570,915	7,747,356

TOTAL LIABILITIES AND EQUITY	$29,326,251	$29,988,191

See accompanying notes to condensed consolidated unaudited financial statements

CTI Industries Corporation and Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008

Net Sales	$10,175,245	$11,952,979	$30,557,569	$35,148,626

Cost of Sales	7,997,292	9,210,708	23,712,414	27,161,791

Gross profit	2,177,953	2,742,271	6,845,155	7,986,835

Operating expenses:
General and administrative	1,046,826	1,449,018	3,387,495	4,063,614
Selling	221,029	246,554	601,819	710,196
Advertising and marketing	404,103	493,073	1,213,166	1,264,884
Total operating expenses	1,671,958	2,188,645	5,202,480	6,038,694

Income from operations	505,995	553,626	1,642,675	1,948,141

Other income (expense):
Interest expense	(261,201)	(245,518)	(837,830)	(803,358)
Interest income	4,566	2,872	13,077	4,047
Foreign currency gain	12,549	24,912	(6,449)	67,123

Total other expense, net	(244,086)	(217,734)	(831,202)	(732,188)

Net Income before taxes	261,909	335,892	811,473	1,215,953

Income tax expense	55,666	66,487	101,787	182,326

Net Income	206,243	269,405	709,686	1,033,627

Less: Net income attributable to noncontrolling interest	1,526	(24)	3,023	241

Net income attributable to CTI Industries Corporation	$204,717	$269,429	$706,663	$1,033,386

Other Comprehensive Income
Unrealized gain (loss) on derivative instruments	$25,056	$(64,422)	$113,111	$(56,673)
Foreign currency adjustment	$(23,638)	$(380,288)	$159,918	$(279,529)
Comprehensive income (loss)	$206,135	$(175,281)	$979,692	$697,184

Basic income per common share	$0.07	$0.10	$0.25	$0.38

Diluted income per common share	$0.07	$0.09	$0.25	$0.35

Weighted average number of shares and equivalent shares of common stock outstanding:
Basic	2,739,481	2,799,501	2,774,447	2,747,604

Diluted	2,749,685	2,968,895	2,781,178	2,934,736

See accompanying notes to condensed consolidated unaudited financial statements

CTI Industries Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended September 30,
	2009	2008

Cash flows from operating activities:
Net income	$709,686	$1,033,627
Adjustment to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,434,681	1,170,994
Amortization of debt discount	66,501	66,501
Stock based compensation	66,088	45,000
Provision for losses on accounts receivable	90,437	133,643
Provision for losses on inventories	72,000	75,201
Deferred income taxes	92,840	182,325
Change in assets and liabilities:
Accounts receivable	(435,312)	(1,012,492)
Inventories	570,189	(1,158,513)
Prepaid expenses and other assets	(198,671)	256,418
Trade payables	304,626	(177,303)
Accrued liabilities	135,639	(231,474)

Net cash provided by operating activities	2,908,704	383,927

Cash used in investing activity - purchases of property, plant and equipment	(595,109)	(1,502,751)

Net cash used in investing activity	(595,109)	(1,502,751)

Cash flows from financing activities:
Change in checks written in excess of bank balance	(166,696)	201,302
Net change in revolving line of credit	(977,664)	866,173
Proceeds from issuance of long-term debt and warrants	-	1,224,268
Repayment of long-term debt (related parties $0 and $117,000)	(904,791)	(851,172)
Proceeds from exercise of stock options	-	16,775
Cash paid for purchase of stock	(58,608)	94,500
Cash paid for deferred financing fees	(40,555)	(19,426)

Net cash (used in) provided by financing activities	(2,148,314)	1,532,420

Effect of exchange rate changes on cash	19,851	(36,693)

Net increase in cash and cash equivalents	185,132	376,903

Cash and cash equivalents at beginning of period	180,578	483,113

Cash and cash equivalents at end of period	$365,710	$860,016

Supplemental disclosure of cash flow information:
Cash payments for interest	$685,400	$807,985

Cash payments for taxes	$8,946	$90,206

Supplemental Disclosure of non-cash investing and financing activity
Stock issued under consulting agreement	$69,063	$27,625

Exercise of Warrants and payment of Subordinated Debt	$-	$793,810

Property, Plant & Equipment acquisitions funded by liabilities	$77,015	$54,604

See accompanying notes to condensed consolidated unaudited financial statements

CTI Industries Corporation and Subsidiaries
Condensed Consolidated Earnings per Share (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Basic
Average shares outstanding:
Weighted average number of common shares outstanding	2,739,481	2,799,501	2,774,447	2,747,604

Net income:
Net income attributable to CTI Industries Corporation	$204,717	$269,429	$706,663	$1,033,386

Per share amount	$0.07	$0.10	$0.25	$0.38

Diluted
Average shares outstanding:
Weighted average number of common shares outstanding	2,739,481	2,799,501	2,774,447	2,747,604

Effect of dilutive shares	10,204	169,394	6,731	187,132

Weighted average number of shares and equivalent shares of common stock outstanding	2,749,685	2,968,895	2,781,178	2,934,736

Net income:
Net income attributable to CTI Industries Corporation	$204,717	$269,429	$706,663	$1,033,386

Per share amount	$0.07	$0.09	$0.25	$0.35

See accompanying notes to condensed consolidated unaudited financial statements

CTI Industries Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 - Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited but in the opinion of management contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the consolidated financial position and the consolidated results of operations and consolidated cash flows for the periods presented in conformity with generally accepted accounting principles for interim consolidated financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2008.

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

As of September 30, 2009, shares to be issued upon the exercise of options and warrants aggregated 232,644 and 343,030, respectively.  As of September 30, 2008, shares to be issued upon the exercise of options and warrants were 200,997 and 303,030, respectively.  The number of anti-dilutive shares (not included in the determination of earnings on a diluted basis) for the three and nine months ended September 30, 2009 were 479,935 of which 136,905 were represented by options and 343,030 were represented by warrants.  The number of anti-dilutive shares (not included in the determination of earnings on a diluted basis) for the three months ended September 30, 2008 were 6,000 and for the nine months ended September 30, 2008 were 19,000, all of which were represented by options.

Subsequent Events:

The Company has evaluated subsequent events through November 13, 2009, the date financial statements were issued for the three and nine months ended September 30, 2009.

New Accounting Pronouncements:

In June 2009, the FASB issued new accounting standards that amend the evaluation criteria to identify the primary beneficiary of a variable interest entity and require ongoing reassessments of whether an enterprise is the primary beneficiary of the variable interest entity. These accounting standards are effective for annual reporting periods that begin after November 15, 2009 and interim periods within those fiscal years. They are not expected to have a material impact on the Company’s Condensed Consolidated Financial Statements.

In June 2009, the FASB established the FASB Accounting Standards Codification (the “Codification” or “ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification superseded all existing non-SEC accounting and reporting standards, with limited exceptions to allow recently issued non-SEC accounting and reporting standards to be incorporated into the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification became non-authoritative.

The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, Emerging Issues Task Force Abstracts, or FASB Interpretations. Instead, it will issue Accounting Standards Updates (“ASU”), which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification. The Codification was not intended to change GAAP and did not affect the Company’s accounting methods, but it did change the way the accounting standards are organized and presented, particularly in descriptions of significant accounting policies. The Codification is effective for interim and annual periods ending after September 15, 2009.

In May 2009, the FASB issued new accounting standards for subsequent events, which establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. These standards were effective prospectively for interim and annual periods ending after June 15, 2009 and did not have a material impact on the Condensed Consolidated Financial Statements.

In April 2009, the FASB issued new accounting standards for the initial recognition and measurement, subsequent measurement and accounting and disclosure of assets acquired and liabilities assumed arising from contingencies in a business combination. These standards were effective for the first annual reporting period on or after December 31, 2008. Their impact on the Company’s Condensed Consolidated Financial Statements will depend on the number and size of acquisition transactions, if any, engaged in by the Company in the future.

In April 2008, the FASB issued new accounting standards relating to factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. These standards became effective prospectively for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. Any future impact of these standards on the Company’s Condensed Consolidated Financial Statements will depend on the number and size of future acquisitions, if any.

In March 2008, the FASB issued new accounting standards that amend and expand the disclosure requirements for derivative instruments and hedging activities, which were effective for fiscal years beginning after November 15, 2008 and interim periods with those fiscal years. These new disclosure requirements became effective for the company January 1, 2009 and are included in Note 5 of the Company’s Condensed Consolidated Financial Statements.

In December 2007, the Financial Accounting Standards Board (FASB) issued new accounting guidance on business combinations. The new guidance revises the method of accounting for a number of aspects of business combinations including acquisition costs, contingencies (including contingent assets, contingent liabilities and contingent purchase price), and post-acquisition exit activities of acquired businesses. The Company adopted the new guidance effective the first annual reporting period beginning on or after December 15, 2008. The adoption of the new guidance did not have a material effect on our financial position, results of operations or cash flows.

In December 2007, the FASB also issued new accounting guidance on noncontrolling interests in consolidated financial statements. The new accounting guidance requires that a noncontrolling interest in the equity of a subsidiary be accounted for and reported as equity, provides revised guidance on the treatment of net income and losses attributable to the noncontrolling interest and changes in ownership interests in a subsidiary, and requires additional disclosures that identify and distinguish between the interests of the controlling and noncontrolling owners. The Company retrospectively adopted the presentation and disclosure requirements of the new guidance effective the first annual reporting period beginning on or after December 15, 2008. The adoption of the new guidance did not have a material effect on our financial position, results of operations or cash flows. Net earnings represent net income attributable to the Company’s common shareholders.

Note 2 - Stock-Based Compensation; Changes in Equity

We have adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718 which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the condensed consolidated financial statements based on their grant-date fair values.

We have applied the Black-Scholes model to value stock-based awards.  That model incorporates various assumptions in the valuation of stock-based awards relating to the risk-free rate of interest to be applied, the estimated dividend yield and expected volatility of our common stock.  The risk-free rate of interest is the related U.S. Treasury yield curve for periods within the expected term of the option at the time of grant.  The dividend yield on our common stock is assumed to be zero as we have historically not paid dividends and have no current plans to do so in the future.  The expected volatility is based on historical volatility of the Company’s common stock.

The Company’s net income for the three months ended September 30, 2009 and 2008 includes approximately $21,000 and $15,000, respectively of compensation costs related to share based payments.  The Company’s net income for the nine months ended September 30, 2009 and 2008 includes approximately $66,000 and $45,000, respectively of compensation costs related to share based payments.  As of September 30, 2009 there is $118,000 of unrecognized compensation expense related to non-vested stock option grants.  We expect approximately $21,000 to be recognized over the remainder of 2009, and approximately $72,000 and $25,000 to be recognized during 2010 and 2011, respectively.

As of September 30, 2009, the Company had five stock-based compensation plans pursuant to which stock options were, or may be, granted.  The Plans provide for the award of options, which may either be incentive stock options (“ISOs”) within the meaning of Section 422A of the Internal Revenue Code of 1986, as amended (the “Code”) or non-qualified options (“NQOs”) which are not subject to special tax treatment under the Code.

On April 30, 2007, the Board of Directors approved for adoption, effective October 1, 2007, the 2007 Stock Option Plan (“Plan”). The Plan authorizes the grant of options to purchase up to an aggregate of 150,000 shares of the Company’s Common Stock.  As of September 30, 2009, 151,500 options had been granted and 137,000 remain outstanding.

On April 10, 2009, the Board of Directors approved for adoption, and on June 5, 2009, the shareholders of the Corporation approved, a 2009 Incentive Stock Plan (“Incentive Stock Plan”).  The Incentive Stock Plan authorizes the issuance of up to 250,000 shares of stock or options to purchase stock of the Company.  No stock or options have been granted under this Plan to date.

A summary of the Company’s stock option activity and related information is as follows:

	Shares under Option	Weighted Average Exercise Price	Weighted Average Contractual Life	Aggregate Intrinsic Value
Balance at December 31, 2008	272,502	$2.95
Granted	-	-
Cancelled	39,858	$2.42
Exercised	-	-
Outstanding at September 30, 2009	232,644	$3.04	3.20	$5,705

Exercisable at September 30, 2009	147,519	$2.96	3.40	$13,300

A summary of the Company’s stock warrant activity and related information is as follows:

	Shares under Warrant	Weighted Average Exercise Price	Weighted Average Contractual Life	Aggregate Intrinsic Value
Outstanding and Exercisable at December 31, 2008	343,030	$3.47
Granted	-	-
Cancelled	-	-
Exercised	-	-
Outstanding and Exercisable at September 30, 2009	343,030	$3.47	$1.40	$-

A summary of the Company’s stock option activity by grant date as of September 30, 2009 is as follows:

	Options Outstanding				Options Vested
Options by Grant Date	Shares	Wtd Avg	Remain. Life	Intrinsic Val	Shares	Wtd Avg	Remain. Life	Intrinsic Val
Mar 2000	25,786	$1.89	0.4	$5,415	25,786	$1.89	0.4	$5,415
Dec 2001	5,953	$1.47	2.2	$3,750	5,953	$1.47	2.2	$3,750
Apr 2002	11,905	$2.10	2.6	$-	11,905	$2.10	2.6	$-
Dec 2005	52,000	$2.88	6.3	$-	52,000	$2.88	6.3	$-
Oct 2007	64,500	$4.76	2.0	$-	32,250	$4.76	2.0	$-
Aug 2008	6,000	$6.14	2.9	$-	3,000	$6.14	2.9	$-
Oct 2008	2,500	$4.97	3.0	$-	625	$4.97	3.0	$-
Nov 2008	64,000	$1.84	3.1	$16,540	16,000	$1.84	3.1	$4,135

TOTAL	232,644	$3.04	3.2	$25,705	147,519	$2.96	3.4	$13,300

The aggregate intrinsic value in the tables above represents the total pre-tax intrinsic value (the difference between the closing price of the Company’s common stock on the last trading day of the quarter ended September 30, 2009 and the exercise price, multiplied by the number of in-the-money options and warrants) that would have been received by the option and warrant holders had all the holders exercised their options on September 30, 2009.  No options or warrants were exercised during the three and nine months ended September 30, 2009.

Note 3 - Legal Proceedings

On September 30, 2009, the Company entered into a settlement agreement to settle and terminate a pending action against the Company filed by Pliant Corporation claiming that there was due from the Company to Pliant for materials purchases the amount of $245,000 plus interest and attorneys fees.  The action was settled by the Company agreeing to pay to Pliant Corporation the sum of $125,000 which amount had been fully reserved by the Company.

The Company is party to certain claims or actions arising in the normal course of business. The ultimate outcome of these matters is unknown but, in the opinion of management, the settlement of these matters is not expected to have a significant effect on the future financial position or results of operations of the Company.

Note 4 – Other Comprehensive Loss

In the three months ended September 30, 2009 the company incurred a comprehensive gain of $1,000, principally from an unrealized gain on a derivative instrument of $25,000 and a loss of $24,000 from foreign currency translation adjustments.  In the nine months ended September 30, 2009 the company realized a comprehensive gain of $273,000, principally from an unrealized gain on a derivative instrument of $113,000 and a gain of $160,000 from foreign currency translation adjustments.

The following table sets forth the accumulated balance of other comprehensive loss and each component.

	Foreign Currency Items	Unrealized Gains (Loss) on Derivatives	Accumulated Other Comprehensive (Loss)

Beginning balance as of January 1, 2009	$(1,625,000)	$(341,000)	$(1,966,000)

Current period change, net of tax	160,000	113,000	273,000

Ending Balance as of September 30, 2009	$(1,465,000)	$(228,000)	$(1,693,000)

For the three and nine months ended September 30, 2009 no tax benefit for foreign currency translation adjustments has been recorded as such amounts would result in a deferred tax asset. For the three and nine months ended September 30, 2009 no income tax benefit was recorded for the unrealized losses on the derivative instruments by reason of the fact that the tax benefit was offset by a valuation allowance with respect to the related deferred tax asset.

Note 5 - Fair Value Disclosures; Derivative Instruments

Effective January 1, 2008, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820 “Fair Value Measurements and Disclosures,” which defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements.  FASB ASC Topic 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  FASB ASC Topic 820 also requires that a fair value measurement reflect the assumptions market participants would use in pricing an asset or liability based upon the best information available.  In February 2008, the FASB issued guidance now codified in FASB ASC Topic 820 which provides for delayed application of certain guidance related to non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).

FASB ASC Topic 820 establishes a three-level valuation hierarchy for disclosure of fair value measurements.  The valuation hierarchy categorizes assets and liabilities at fair value into one of three different levels depending on the observability of the inputs employed in the measurement.  The three levels are defined as follows:

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of the input that is significant to the fair value measurement.  The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.  The following table presents information about the Company’s liabilities measured at fair value on a recurring basis as of September 30, 2009 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

Description	9/30/2009	Level 1	Level 2	Level 3
Interest Rate Swap 2006-1	$(23,000)		$(23,000)
Interest Rate Swap 2006-2	(97,000)		(97,000)
Interest Rate Swap 2008	(108,000)		(108,000)
	$(228,000)		$(228,000)

The Company’s interest rate swap agreements are valued using the counterparty’s mark-to-market statement, which can be validated using modeling techniques that include market inputs such as publically available interest rate yield curves, and are designated as Level 2 within the valuation hierarchy.

FASB ASC Topic 815 requires an entity to recognize all derivatives as either assets or liabilities in the consolidated balance sheet and to measure those instruments at fair value.  Under certain conditions, a derivative may be specifically designated as a fair value hedge or a cash flow hedge.

On April 5, 2006, the Company entered into two swap agreements with RBS Citizens N.A. (“RBS”) in connection with portions (totaling $3,780,000) of the principal amounts of a mortgage loan and term loan to the Company fixing the interest rate on such floating rate loans at 8.49%.  On January 28, 2008, the Company entered into a swap agreements with the Bank with respect to $3,000,000 in principal amount of a floating rate revolving loan fixing the interest rate on such amount at 6.17%.  These swap agreements are designated as cash flow hedges and hedge the Company’s exposure to interest rate fluctuations on the portions of the principal amount of loans with the Bank that are covered by the swap agreements.  These swap agreements are derivative financial instruments and the Company determines the fair market value of these agreements on a quarterly basis, based on the Bank’s mark-to-market statement, recording the fair market value of these contracts on the balance sheet with the offset to other comprehensive loss.  As of September 30, 2009 and December 31, 2008, the Company has recorded the fair value of these swap agreements on the balance sheet as a liability of $228,000 and $341,000, respectively.  For the three and nine months ended September 30, 2009, the Company recorded an unrealized gain of $25,000 and $113,000, compared to an unrealized loss of $64,000 and $57,000 for the same period in 2008, with respect to these swap agreements in other comprehensive income, which represents the change in value of these swap agreements for the quarters ended.

The Company has not had any realized loss from financial instruments during the three and nine months ended September 30, 2009 and 2008.

Note 6 – Inventories, Net

	September 30,	December 31,
	2009	2008
Raw materials	$1,602,000	$1,676,000
Work in process	405,000	1,075,000
Finished goods	8,382,000	8,183,000
Allowance for excess quantities	(415,000)	(429,000)
Total inventories	$9,974,000	$10,505,000

Note 7 - Geographic Segment Data

The Company has determined that it operates primarily in one business segment which designs, manufactures and distributes film products for use in packaging and novelty balloon products. The Company operates in foreign and domestic regions. Information about the Company's operations by geographic areas is as follows:

	Net Sales to Outside Customers		Net Sales to Outside Customers
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

United States	$7,424,000	$9,047,000	$23,315,000	$27,354,000
Mexico	2,267,000	2,328,000	5,508,000	5,733,000
United Kingdom	484,000	578,000	1,735,000	2,062,000
	$10,175,000	$11,953,000	$30,558,000	$35,149,000

			Total Assets at
			September 30,	December 31,
			2009	2008

United States			$23,192,000	$24,709,000
Mexico			5,284,000	4,539,000
United Kingdom			850,000	740,000
			$29,326,000	$29,988,000

Note 8 - Concentration of Credit Risk

Concentration of credit risk with respect to trade accounts receivable is generally limited due to the number of entities comprising the Company's customer base. The Company performs ongoing credit evaluations and provides an allowance for potential credit losses against the portion of accounts receivable which is estimated to be uncollectible. Such losses have historically been within management's expectations.  During the three and nine months ended September 30, 2009 and 2008, there were three customers whose purchases represented more than 10% of the Company’s consolidated net sales.  The sales to each of these customers for the three and nine months ended September 30, 2009 and 2008 are as follows:

	Three Months Ended September 30, 2009		Three Months Ended September 30, 2008
Customer	Net Sales	% of Net Sales	Net Sales	% of Net Sales

Customer A	$1,792,000	17.6%	$2,390,000	20.0%
Customer B	$1,676,000	16.5%	$2,569,000	21.5%
Customer C	$1,533,000	15.1%	$1,520,000	12.7%

	Nine Months Ended September 30, 2009		Nine Months Ended September 30, 2008
Customer	Net Sales	% of Net Sales	Net Sales	% of Net Sales

Customer A	$7,941,000	26.0%	$6,267,000	17.8%
Customer B	$5,042,000	16.5%	$5,974,000	17.0%
Customer C	$3,117,000	10.2%	$6,307,000	17.9%

As of September 30, 2009, the total amount owed by these customers was $935,000 or 14.8%, $1,046,000 or 16.5%, and $906,000 or 14.3% of the Company’s consolidated accounts receivable.  The amounts owed at September 30, 2008 were $470,000, or 7.0%, $1,381,000 or 20.5%, and $1,173,000 or 17.4% of the Company’s consolidated net accounts receivable, respectively.

Note 9 – Related Party Transactions

Stephen M. Merrick, Executive Vice President, Secretary and a Director of the Company, is of counsel to the law firm of Vanasco Genelly and Miller PC which provides legal services to the Company. Legal fees incurred by the Company with this firm for the three months ended September 30, 2009 and 2008, respectively, were $22,000 and $32,000.  Legal fees incurred by the Company with this firm for the nine months ended September 30, 2009 and 2008, respectively, were $69,000 and $138,000.

John H. Schwan, Chairman of the Company, is a principal of Shamrock Packaging and affiliated companies. The Company made purchases of approximately $357,000 from Shamrock Packaging during the three months ended September 30, 2009 and $180,000 during the three months ended September 30, 2008.  The Company made purchases of approximately $1,322,000 from Shamrock Packaging during the nine months ended September 30, 2009 and $677,000 during the nine months ended September 30, 2008.  At September 30, 2009 and 2008, outstanding accounts payable balances were $234,000 and $104,000, respectively.

John H. Schwan, Chairman of the Company, and Howard W. Schwan, President of the Company, are the brothers of Gary Schwan, one of the owners of Schwan Incorporated, which provides building maintenance and remodeling services to the Company.  The Company received services from Schwan Incorporated of approximately $3,000 during the three months ended September 30, 2009 and $36,000 during the three months ended September 30, 2008.  The Company received services from Schwan Incorporated of approximately $21,000 during the nine months ended September 30, 2009 and $132,000 during the nine months ended September 30, 2008.

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

Interest payments have been made to John H. Schwan and Stephen M. Merrick for loans made to the Company.  During the three months ended September 30, 2009 these interest payments totaled  $44,000 and $19,000, respectively.  For the three months ended September 30, 2008 these interest payments totaled $35,000 and $13,000, respectively.  During the nine months ended September 30, 2009 these interest payments totaled $119,000 and $49,000, respectively.  For the nine months ended September 30, 2008 these interest payments totaled $117,000 and $49,000, respectively.

FORWARD-LOOKING STATEMENTS

This quarterly report includes both historical and “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended.  We have based these forward-looking statements on our current expectations and projections about future results.  Words such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” or similar words are intended to identify forward-looking statements, although not all forward-looking statements contain these words.  Although we believe that our opinions and expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements, and our actual results may differ substantially from the views and expectations set forth in this quarterly report on Form 10-Q.  We disclaim any intent or obligation to update any forward-looking statements after the date of this quarterly report to conform such statements to actual results or to changes in our opinions or expectations.  These forward-looking statements are affected by risks, uncertainties and assumptions that we make, including, among other things, the factors that are described in “Item No. 1A - Risk Factors” in our 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2009, as the same may be updated or amended in our quarterly reports on Form 10-Q.

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

Results of Operations

Net Sales.   For the three months ended September 30, 2009, net sales were $10,175,000 compared to net sales of $11,953,000 for the same period of 2008, a decrease of 14.9%.  For the quarters ended September 30, 2009 and 2008, net sales by product category were as follows:

	Three Months Ended
	September 30, 2009		September 30, 2008
	$	% of	$	% of
Product Category	(000) Omitted	Net Sales	(000) Omitted	Net Sales

Metalized Balloons	3,573	35%	3,313	28%

Films	1,945	19%	2,418	20%

Pouches	2,337	23%	3,767	31%

Latex Balloons	2,150	21%	2,267	19%

Helium/Other	170	2%	188	2%

Total	10,175	100%	11,953	100%

Net Sales.   For the nine months ended September 30, 2009, net sales were $30,558,000 compared to net sales of $35,149,000 for the same period of 2008, a decrease of 13.1%.  For the nine months ended September 30, 2009 and 2008, net sales by product category were as follows:

	Nine Months Ended
	September 30, 2009		September 30, 2008
	$	% of	$	% of
Product Category	(000) Omitted	Net Sales	(000) Omitted	Net Sales

Metalized Balloons	14,359	47%	12,829	37%

Films	5,464	18%	6,370	18%

Pouches	4,899	16%	9,656	27%

Latex Balloons	5,346	17%	5,737	16%

Helium/Other	490	2%	557	2%

Total	30,558	100%	35,149	100%

Metalized Balloons. During the three months ended September 30, 2009 revenues from the sale of metalized balloons increased by 7.8% compared to the prior year period from $3,313,000 to $3,573,000.  During the nine months ended September 30, 2009 revenues from the sale of metalized balloons increased by 11.9% compared to the prior year period from $12,829,000 to $14,359,000.  Substantially all of these increases are attributable to increased sales to a principal balloon customer.

Films. During the three months ended September 30, 2009 revenues from the sale of laminated films decreased by 19.6% compared to the prior year period from $2,418,000 to $1,945,000.  During the nine months ended September 30, 2009 revenues from the sale of laminated films decreased by 14.2% compared to the prior year period from $6,370,000 to $5,464,000.  The decrease was the result of reduced sales to a principal film customer.

Pouches. During the three months ended September 30, 2009 revenues from the sale of pouches decreased by 38.0% compared to the prior year period from $3,767,000 to $2,337,000.  During the nine months ended September 30, 2009 revenues from the sale of pouches decreased by 49.3% compared to the prior year period from $9,656,000 to $4,899,000.  The difference between pouch sales for both the third quarter of 2009 and the first nine months of 2009, and the higher level of pouch sales for the corresponding periods of 2008 is attributable principally to a lower level of sales during 2009 to a principle pouch customer.  The higher level of sales to that customer in the first three quarters of 2008 was due to a pre-launch inventory build by the customer for a new product launch in July 2008.  Sales to that customer continue in 2009 but at a lower level than the pre-launch inventory build.  Also, some of the decline in pouch sales during 2009 to date compared to 2008 is attributable to a decline in sales to another principle pouch customer.  Sales to that customer also continue in 2009 but at a lower rate than in 2008.

Latex Balloons.  During the three months ended September 30, 2009 revenues from the sale of latex balloons decreased by 5.2% compared to the prior year period from $2,267,000 to $2,150,000.  During the nine months ended September 30, 2009 revenues from the sale of latex balloons decreased by 6.8% compared to the prior year period from $5,737,000 to $5,346,000.  This decline in the dollar amount of latex balloon sales is attributable to the following causes:  (i) a relatively high percentage of our latex balloon sales are with respect to balloons both produced and sold in Mexico, (ii) although the unit volume of latex balloon sales in Mexico during the first nine months of 2009 is greater than the unit volume of sales in the first nine months of 2008, the dollar volume in 2009 is lower because of the decline in the value of the Mexican peso, (iii) sales in Mexico during the first nine months of 2009 were affected by the spread of influenza, and concern about influenza, there.

Sales to a limited number of customers continue to represent a large percentage of our net sales.  The table below illustrates the impact on sales of our top three and ten customers for the three and nine months ended September 30, 2009 and 2008.

	Three Months Ended		Nine Months Ended
	% of Net Sales		% of Net Sales
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008

Top 3 Customers	49.2%	54.2%	52.7%	52.8%

Top 10 Customers	65.6%	76.1%	68.6%	72.5%

During the three months ended September 30, 2009, there were three customers whose purchases represented more than 10% of the Company’s consolidated net sales.  The sales to each of these customers for the three months ended September 30, 2009 were $1,792,000 or 17.6%, $1,676,000 or 16.5%, and $1,533,000 or 15.1% of consolidated net sales, respectively.  Sales of these customers in the same period of 2008 were $2,390,000 or 20.0%, $2,569,000 or 21.5%, and $1,520,000 or 12.7% of consolidated net sales, respectively.  During the nine months ended September 30, 2009, there were three customers whose purchases represented more than 10% of the Company’s consolidated net sales.  The sales to each of these customers for the nine months ended September 30, 2009 were $7,941,000 or 26.0%, $5,042,000 or 16.5%, and $3,117,000 or 10.2% of consolidated net sales, respectively.  Sales of these customers in the same period of 2008 were $6,267,000 or 17.8%, $5,974,000 or 17.0%, and $6,307,000 or 17.9% of consolidated net sales, respectively.  As of September 30, 2009, the total amount owed to the Company by these customers was $935,000 or 14.8%, $1,046,000 or 16.5%, and $906,000 or 14.3% of the Company’s consolidated accounts receivables.  The amounts owed at September 30, 2008 were $470,000, or 7.0%, $1,381,000, or 20.5%, and $1,173,000 or 17.4% of the Company’s consolidated net accounts receivables, respectively.

Cost of Sales.   During the three months ended September 30, 2009, the cost of sales represented 78.6% of net sales compared to 77.1% for the three months ended September 30, 2008.  During the nine months ended September 30, 2009, the cost of sales represented 77.6% of net sales compared to 77.3% for the nine months ended September 30, 2008.  Cost of sales in the first nine months of 2009 were reduced by the amount of the recovery received by the Company related to the defalcation by a former officer (totaling $394,000 for the nine months ended September 30, 2009).  Absent the amount of such recovery, the cost of sales for the nine months ended September 30, 2009 would have been 78.9% of net sales.  Cost of sales were lower during the third quarter of 2008 compared to the same period of 2009 due to (i) higher production levels in that quarter in 2008 resulting in production efficiencies and lower unit costs and (ii) a higher level of production and sale of certain products (pouches) having a higher gross margin than others.

General and Administrative.   During the three months ended September 30, 2009, general and administrative expenses were $1,047,000 or 10.3% of net sales, compared to $1,449,000 or 12.1% of net sales for the same period in 2008.  During the nine months ended September 30, 2009, general and administrative expenses were $3,387,000 or 11.1% of net sales, compared to $4,064,000 or 11.6% of net sales for the same period in 2008.  The reduction in general and administrative expenses during the first nine months of 2009, compared to the corresponding periods of 2008, is attributable to a (i) a reduction in administrative salary expense of $178,000, (ii) a reduction in consulting fees of $79,000, (iii) a reduction in legal expense of $102,000 and (iv) a reduction in bad debt expense of $40,000.

Selling.   During the three months ended September 30, 2009, selling expenses were $221,000 or 2.2% of net sales, compared to $247,000 or 2.1% of net sales for the same period in 2008.  During the nine months ended September 30, 2009, selling expenses were $602,000 or 2.0% of net sales, compared to $710,000 or 2.0% of net sales for the same period in 2008.  The reduction in selling expenses during the first nine months of 2009, compared to the corresponding period of 2008, is attributable to a (i) reduction in salary expense of $96,000, (ii) a reduction in royalties expense of $59,000 and (iii) a reduction in travel expense of $58,000.

Advertising and Marketing.  During the three months ended September 30, 2009, advertising and marketing expenses were $404,000 or 4.0% of net sales for the period, compared to $493,000 or 4.1% of net sales for the same period of 2008.  During the nine months ended September 30, 2009, advertising and marketing expenses were $1,213,000 or 4.0% of net sales for the period, compared to $1,265,000 or 3.6% of net sales for the same period of 2008.

Other Income (Expense).  During the three months ended September 30, 2009, the Company incurred net interest expense of $257,000, compared to net interest expense during the same period of 2008 in the amount of $243,000.  During the nine months ended September 30, 2009, the Company incurred net interest expense of $825,000, compared to net interest expense during the same period of 2008 in the amount of $799,000.

For the three months ended September 30, 2009, the Company had foreign currency transaction gains of $13,000 compared to foreign currency transaction gains of $25,000 during the same period of 2008.  For the nine months ended September 30, 2009, the Company had a foreign currency transaction loss of $6,000 compared to foreign currency transaction gains of $67,000 during the same period of 2008.

Income Taxes.  For the three months ended September 30, 2009, the Company reported a consolidated income tax expense of $56,000, compared to a consolidated income tax expense of $66,000 for the same period of 2008.

For the nine months ended September 30, 2009, the Company reported a consolidated income tax expense of $102,000 compared to a consolidated income tax expense of $182,000 for the nine months ended September 30, 2008.  For the nine months ended September 30, 2009, this income tax provision was composed principally of provisions for income tax on the income of Flexo Universal, our Mexican subsidiary.

Net Income.  For the three months ended September 30, 2009, the Company had net income of $205,000 or $0.07 per share (basic and diluted), compared to net income of $269,000 for the same period of 2008 or $0.10 per share basic and $0.09 diluted.  For the nine months ended September 30, 2009, the Company had net income of $707,000 or $0.25 per share (basic and diluted), compared to net income of $1,033,000 for the same period of 2008 or $0.38 per share basic and $0.35 diluted.

Financial Condition, Liquidity and Capital Resources

Cash Flow Items.

Operating Activities.  During the nine months ended September 30, 2009, net cash provided by operations was $2,909,000, compared to net cash used in operations during the nine months ended September 30, 2008 of $384,000.

Significant changes in working capital items during the nine months ended September 30, 2009 consisted of (i) an increase in accounts receivable of $435,000, (ii) depreciation and amortization in the amount of $1,435,000, (iii) an increase in trade payables of $305,000, (iv) an increase in accrued liabilities of $136,000 (v) an increase of $199,000 in prepaid expenses and other assets and (vi) a decrease in inventories of $570,000.

Investing Activity.  During the nine months ended September 30, 2009, cash used in investing activity for the purchase of equipment was $595,000, compared to $1,503,000 in the same period of 2008.

Financing Activities.  During the nine months ended September 30, 2009, cash used in financing activities was $2,148,000 compared to cash provided by financing activities for the same period of 2008 in the amount of $1,532,000.  During the nine months ended September 30, 2009 financing activities included payment of $905,000 on long-term debt obligations and payment of $978,000 on the revolving line of credit.

Liquidity and Capital Resources.  At September 30, 2009, the Company had cash balances of $366,000 compared to cash balances of $860,000 for the same period in 2008.  At September 30, 2009, the Company had a working capital balance of $2,367,000 compared to a working capital balance of $1,466,000 at December 31, 2008.

The Company's current cash management strategy includes utilizing the Company's revolving line of credit for liquidity.  Under our line of credit with RBS Citizens N.A. (formerly Charter One Bank), we are entitled to borrow an amount equal to 85% of eligible receivables and 60% of eligible inventory, up to a maximum of $9,000,000.  Foreign receivables and inventory held by our foreign subsidiaries are not eligible.  In addition, in order to be permitted to make advances under the line of credit, we are required to meet various financial covenants.  As of September 30, 2009, we had complied with all applicable financial covenants in the loan agreement.  Based on our results to date for the year and our projected results of operations for the balance of this year, we believe we will be in compliance with all applicable financial covenants of the loan agreement for the balance of 2009.  Further, we believe that with our present cash and working capital and the amounts available to us under our line of credit and through sales of common stock, we will have sufficient funds to enable us to meet our obligations through the next twelve months.

The loan agreement provides for interest at varying rates in excess of the Bank’s prime rate, depending on the level of senior debt to EBITDA over time.  As of September 30, 2009, the applicable premium being applied was 0.75%.  At September 30, 2009, the effective rate was 4.0%.

Also, under the loan agreement, we were required to purchase a swap agreement with respect to at least 60% of the mortgage and term loan portions of our loan. On April 5, 2006, we entered into a swap arrangement with RBS Citizens N.A. with respect to 60% of the principal amounts of the mortgage loan and the term loan, which had the effect of fixing the interest rate for such portions (totaling $3,780,000) of the loans at 8.49% for the balance of the loan terms.  On January 28, 2008 we entered into a swap arrangement with RBS Citizens for an additional $3,000,000 on our revolving line of credit, which had the effect of fixing the interest rate at 6.17%.  These swap agreements are designated as a cash flow hedge and hedge the Company’s exposure to interest rate fluctuations on the Company’s floating rate loans.  These swap arrangements are derivative financial instruments with respect to which we determine and record the fair market value each quarter.  We record the fair market value of these contracts in the balance sheet, with an offset to other comprehensive loss.  The fair market value of these swap agreements as of September 30, 2009 was a liability of $228,000.  For the nine months ended September 30, 2009, the other comprehensive gain included $113,000 of unrecognized gain representing the change in the mark-to-market value of the Company’s interest rate swap agreements for such periods.  The swap agreements require monthly settlements of the difference between the amount to be received and paid under the agreements, the amount of which is recognized in current earnings as interest expense.

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

Critical Accounting Policies

Please see pages 35-38 of our Annual Report on Form 10-K for the year ended December 31, 2008 for a description of policies that are critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. No material changes to such information have occurred during the three and nine months ended September 30, 2009.

New Accounting Pronouncements

In June 2009, the FASB issued new accounting standards that amend the evaluation criteria to identify the primary beneficiary of a variable interest entity and require ongoing reassessments of whether an enterprise is the primary beneficiary of the variable interest entity. These accounting standards are effective for annual reporting periods that begin after November 15, 2009 and interim periods within those fiscal years. They are not expected to have a material impact on the Company’s Condensed Consolidated Financial Statements.

In June 2009, the FASB established the FASB Accounting Standards Codification (the “Codification” or “ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification superseded all existing non-SEC accounting and reporting standards, with limited exceptions to allow recently issued non-SEC accounting and reporting standards to be incorporated into the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification became non-authoritative.

The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, Emerging Issues Task Force Abstracts, or FASB Interpretations. Instead, it will issue Accounting Standards Updates (“ASU”), which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification. The Codification was not intended to change GAAP and did not affect the Company’s accounting methods, but it did change the way the accounting standards are organized and presented, particularly in descriptions of significant accounting policies. The Codification is effective for interim and annual periods ending after September 15, 2009.

In May 2009, the FASB issued new accounting standards for subsequent events, which establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. These standards were effective prospectively for interim and annual periods ending after June 15, 2009 and did not have a material impact on the Condensed Consolidated Financial Statements.

In April 2009, the FASB issued new accounting standards for the initial recognition and measurement, subsequent measurement and accounting and disclosure of assets acquired and liabilities assumed arising from contingencies in a business combination. These standards were effective for the first annual reporting period on or after December 31, 2008. Their impact on the Company’s Condensed Consolidated Financial Statements will depend on the number and size of acquisition transactions, if any, engaged in by the Company in the future.

In April 2008, the FASB issued new accounting standards relating to factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. These standards became effective prospectively for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. Any future impact of these standards on the Company’s Condensed Consolidated Financial Statements will depend on the number and size of future acquisitions, if any.

In March 2008, the FASB issued new accounting standards that amend and expand the disclosure requirements for derivative instruments and hedging activities, which were effective for fiscal years beginning after November 15, 2008 and interim periods with those fiscal years. These new disclosure requirements became effective for the company January 1, 2009 and are included in Note 5 of the Company’s Condensed Consolidated Financial Statements.

In December 2007, the Financial Accounting Standards Board (FASB) issued new accounting guidance on business combinations. The new guidance revises the method of accounting for a number of aspects of business combinations including acquisition costs, contingencies (including contingent assets, contingent liabilities and contingent purchase price), and post-acquisition exit activities of acquired businesses. The Company adopted the new guidance effective the first annual reporting period beginning on or after December 15, 2008. The adoption of the new guidance did not have a material effect on our financial position, results of operations or cash flows.

In December 2007, the FASB also issued new accounting guidance on noncontrolling interests in consolidated financial statements. The new accounting guidance requires that a noncontrolling interest in the equity of a subsidiary be accounted for and reported as equity, provides revised guidance on the treatment of net income and losses attributable to the noncontrolling interest and changes in ownership interests in a subsidiary, and requires additional disclosures that identify and distinguish between the interests of the controlling and noncontrolling owners. The Company retrospectively adopted the presentation and disclosure requirements of the new guidance effective the first annual reporting period beginning on or after December 15, 2008. The adoption of the new guidance did not have a material effect on our financial position, results of operations or cash flows. Net earnings represent net income attributable to the Company’s common shareholders.

Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk

Not applicable.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures: Our Principal Executive Officer and Principal Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2009.  Based on such review and evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were adequate and effective to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 (a) is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and (b) is accumulated and communicated to the Company’s management, including the officers, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal controls:  During the second and third quarter 2009, we have engaged in a program to enhance and strengthen our system of internal controls.  In that period, we have (i) instituted and are developing and implementing an internal audit function and (ii) developed or enhanced, and tested control processes relating to treasury, payables, property, plant and equipment, accounts receivable, accounts payable and information technology.  Except as described above, there were no other significant changes in our internal controls or in other factors that could significantly affect the Company’s disclosure controls and procedures during the three and nine months ended September 30, 2009, nor were there any significant deficiencies or material weaknesses in the Company’s internal controls.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

On September 30, 2009, the Company entered into a settlement agreement to settle and terminate a pending action against the Company filed by Pliant Corporation claiming that there was due from the Company to Pliant for materials purchases the amount of $245,000 plus interest and attorneys fees.  The action was settled by the Company agreeing to pay to Pliant Corporation the sum of $125,000 which amount had been fully reserved by the Company.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended September 30, 2009, the Company purchased 1,578 shares of its common stock on the NASDAQ Market at an average price of $2.26 per share.  Market purchases of its stock by the Company year to date are as set forth below.

ISSUER PURCHASES OF EQUITY SHARES

Period	Total Number of Shares Purchased	Average price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (2)

Jan 1, 2009 - March 31, 2009	-	$-	-	$-

April 1, 2009 - June 30, 2009	26,891	$2.05	26,891	$344,000

July 1, 2009 - September 30, 2009	1,578	$2.26	1,578	$360,000

Total	28,469		28,469

(1) In May 2009, the Company's Board of Directors approved a share repurchase plan of up to 200,000 shares.

(2) Dollar value of shares that may yet be purchased under this plan are calculated based on the closing price at the end of each quarter.  The closing price at the end of the second quarter was $1.99 per share and at the end of the third quarter $2.10 per share.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.  Other Information

The Certifications of the Chief Executive Officer and the Chief Financial Officer of Registrant Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 are attached as Exhibits to this Report on Form 10-Q.

Item 6. Exhibits

The following are being filed as exhibits to this report: *

Exhibit Number	Description

3.1
Third Restated Certificate of Incorporation of CTI Industries Corporation (incorporated by reference to Exhibit A contained in Registrant’s Schedule 14A Definitive Proxy Statement for solicitation of written consent of shareholders, as filed with Commission on October 25, 1999)

3.2	By-laws of CTI Industries Corporation (incorporated by reference to Exhibits, contained in Registrant’s Form SB-2 Registration Statement (File No. 333-31969) effective November 5, 1997)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

* Also incorporated by reference the Exhibits filed as part of the SB-2 Registration Statement of the Registrant, effective November 5, 1997, and subsequent periodic filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 13, 2009	CTI INDUSTRIES CORPORATION

	By:	/s/ Howard W. Schwan
Howard W. Schwan, President and
Chief Executive Officer

	By:	/s/ Stephen M. Merrick
Stephen M. Merrick
Executive Vice President and
Chief Financial Officer

Exhibit Index

Exhibit Number	Description

3.1
Third Restated Certificate of Incorporation of CTI Industries Corporation (incorporated by reference to Exhibit A contained in Registrant’s Schedule 14A Definitive Proxy Statement for solicitation of written consent of shareholders, as filed with Commission on October 25, 1999)

3.2	By-laws of CTI Industries Corporation (incorporated by reference to Exhibits, contained in Registrant’s Form SB-2 Registration Statement (File No. 333-31969) effective November 5, 1997)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).