Form 10-K
period 2009-12-31
CTI INDUSTRIES CORP
filed 2010-03-30
CIK 1042187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.   20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to_________

Commission File Number
000-23115

CTI INDUSTRIES CORPORATION
(Exact name of Registrant as specified in its charter)

Illinois	36-2848943
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)

22160 N. Pepper Road
Lake Barrington, Illinois	60010
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (847) 382-1000

Securities Registered pursuant to sections 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, No Par	NASDAQ Capital Market

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

Based upon the closing price of $1.99 per share of the Registrant’s Common Stock as reported on NASDAQ Capital Market tier of The NASDAQ Stock Market on June 30, 2009, the aggregate market value of the voting common stock held by non-affiliates of the Registrant was then approximately $2,667,000.  (The determination of stock ownership by non-affiliates was made solely for the purpose of responding to the requirements of the Form and the Registrant is not bound by this determination for any other purpose.)

The number of shares outstanding of the Registrant’s Common Stock as of March 1, 2010 was 2,775,623 (excluding treasury shares).

DOCUMENTS INCORPORATED BY REFERENCE

Part of Form 10-K into Which
Document	Document Is Incorporated

Sections of the registrant’s Proxy Statement	Part III
To be filed on or before April 30, 2010 for the
Annual Meeting of Stockholders

TABLE OF CONTENTS

INDEX

FORWARD LOOKING STATEMENTS

Part I

Item No. 1	Description of Business	1
Item No. 1B	Unresolved Staff Comments	13
Item No. 2	Properties	13
Item No. 3	Legal Proceedings	14

Part II

Item No. 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	14
Item No. 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item No. 7A	Quantitative and Qualitative Disclosures Regarding Market Risk	25
Item No. 8	Financial Statements and Supplementary Data	25
Item No. 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	26
Item No. 9A	Controls and Procedures	26
Item No. 9B	Other Information	27

Part III

Item No. 10	Directors and Executive Officers of the Registrant	27
Item No. 11	Executive Compensation	27
Item No. 12	Security Ownership of Certain Beneficial Owners and and Management and Related Stockholder Matters	27
Item No. 13	Certain Relationships and Related Transactions	27
Item No. 14	Principal Accounting Fees and Services	28

Part IV

Item No. 15	Exhibits and Financial Statement Schedules	28

FORWARD-LOOKING STATEMENTS

This annual report includes both historical and “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended.  We have based these forward-looking statements on our current expectations and projections about future results.  Words such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” or similar words are intended to identify forward-looking statements, although not all forward-looking statements contain these words.  Although we believe that our opinions and expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements, and our actual results may differ substantially from the views and expectations set forth in this annual report.  We disclaim any intent or obligation to update any forward-looking statements after the date of this annual report to conform such statements to actual results or to changes in our opinions or expectations.  These forward-looking statements are affected by risks, uncertainties and assumptions that we make.

PART I

Item No. 1 Description of Business

Business Overview

We are a leading developer, manufacturer and supplier of innovative flexible film products.  We provide value-added design, engineering and production for flexible film products.  We have developed, designed, and produced a number of innovative products utilizing flexible films including: novelty foil balloons, zippered pouches for food and home storage, specialty films for packaging and unique film products for medical applications.

We produce, market and sell four principal lines of products:

•	Novelty Products, principally balloons, including foil balloons, latex balloons, punch balls and other inflatable toy items,

•	Flexible Containers for home and consumer use for the storage and preservation of food and personal items,

•	Flexible Films for food and other packaging and commercial applications, and,

•	Specialty Film Products of unique design for various applications including for medical uses.

Our design and development services, and the application of our technical expertise to the development of flexible film products, represent a significant component of our business activity.  We leverage our technology to design and develop proprietary products which we market and sell and which we develop for our customers.  We have been engaged in the business of developing flexible film products for 34 years and have acquired significant technology and know-how in that time.  Presently, we hold 11 patents, and have 4 patent applications pending, relating to flexible film products including specific films, zipper closures, valves and other features of these products.

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

Most of our foil balloons contain printed characters, designs and social expression messages, such as “Happy Birthday”, “Get Well” and similar items.  For a number of our balloon designs, we obtain licenses for well-known characters and print those characters and messages on our balloons.

We provide laminated films, and printed films, to a number of customers who utilize the film to produce bags or pouches for the packaging of food, liquids and other items.  We also produce finished products – pouches and bags – which are used for a variety of applications, including (i) as vacuumable consumer storage devices for clothing and other household items, (ii) as vacuumable pouches for household use in storage of food items, and (iii) custom and medical applications.

In 2009, our revenues from our product lines, as a percent of total revenues were:

•	Novelty Products	66.6% of revenues
•	Film Products	16.7% of revenues
•	Flexible Containers	16.7% of revenues

We are an Illinois corporation with our principal offices and plant at 22160 N. Pepper Road, Lake Barrington, Illinois.

Business Strategies

Our essential business strategies are as follows:

•
Focus on our Core Assets and Expertise.  We have been engaged in the development, production and sale of film products for 34 years and have developed assets, technology and expertise which, we believe, enable us to develop, manufacture, market and sell innovative products of high quality within our area of knowledge and expertise.  We plan to focus our efforts in these areas which are our core assets and expertise – laminated films, printed films, pouches, specialty film products and film novelty products – to develop new products, to market and sell our products and to build our revenues.

•
Maintain a Focus on Margin Levels and Cost Controls in Order to Establish and Maintain Profitability.  We engage in constant review and effort to control our production, and our selling, general and administrative expenses, in order to establish and enhance profitability.

•
Develop New Products, Product Improvements and Technologies.  We work to develop new products, to improve existing products and to develop new technologies within our core product areas, in order to enhance our competitive position and our sales.  We seek to leverage our technology to develop innovative and proprietary products.  In the novelty line, our development work includes new designs, new character licenses and new product developments.  In our commercial line, over the past several years we have developed new pouch closure systems and valves and new film methods for liquid packaging applications.  We have received eleven patents for these developments and have four patent applications pending.  During 2008, we introduced a line of resealable pouches with a valve and pump system for household storage and vacuum sealing of food items.  We work with customers to develop custom film products which serve the unique needs or requirements of the customer.  Recently, we have participated in the development of, and are now producing a new product for a medical application.

•
Develop New Channels of Distribution and New Sales Relationships.  In order to increase sales, we endeavor to develop new channels of distribution and new sales relationships, both for existing and new products.  On February 1, 2008, we entered into a Supply and License Agreement with S.C. Johnson & Son, Inc. to manufacture and supply to SC Johnson certain home food management products to be sold under the SC Johnson ZipLoc® brand.  During 2009, we developed new distributors and customers for our pouch products and for novelty products in Europe, Australia and New Zealand.

Products

Foil Balloons.  We have designed, produced and sold foil balloons since 1979 and, we believe, are the second largest manufacturer of foil balloons in the United States. Currently, we produce over 500 foil balloon designs, in different shapes and sizes, including the following:

•	Superloons® - 18" foil balloons in round or heart shape, generally made to be filled with helium and remain buoyant for long periods. This is the predominant foil balloon size.

•	Ultraloons® - 31" jumbo foil balloons made to be filled with helium and remain buoyant.

•	Miniloons®- 9" foil balloons made to be air-filled and sold on holder-sticks or for use in decorations.

•	Card-B-Loons®- (4 1/2") air-filled foil balloons, often sold on a stick, used in floral arrangements or with a container of candy.

•	Shape-A-Loons® - “18 to 48” shaped foil balloons made to be filled with helium.

•	Minishapes – 11” to 16” small shaped foil balloons designed to be air filled and sold on sticks as toys or inflated characters.

•	Balloon JamzTM – 20” to 40” round and shaped foil balloons which emit and amplify sound through a speaker attached to the balloon.

In addition to size and shape, a principal element of the Company's foil balloon products is the printed design or message contained on the balloon. These designs include figures and licensed characters many of which are well known.  We maintain licenses for several well-known characters.

Latex Balloons.  Through our majority-owned subsidiary in Guadalajara, Mexico, Flexo Universal, S.A. de C.V. (“Flexo Universal”), we manufacture latex balloons in 11 shapes and 46 colors.  These balloons are marketed under the name Partyloons® and Hitex®.  We also manufacture toy balloon products including punch balls, water bombs and "Animal Twisties."

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

Pouches and Bags. We produce a variety of completed film products, generally in the form of a bag or pouch.  These products include (i) valved, resealable pouches for storage of household items, (ii) vacuum sealable bags for food storage, and (iii) resealable, valved bags for storage and vacuum sealing of food items in the household.  During 2008, we introduced a line of resealable, valved bags for storage and vacuum sealing of food items in the household.  These storage bags function with a small hand or powered pump to evacuate air when the bag is sealed.  This product line is marketed under the brand ZipVac™.

Custom Film Products.  We develop and produce for customers unique products composed of flexible film, including products for medical applications.

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

Printed and Specialty Films

The industry and market for printed and specialty films is fragmented and includes many participants. There are hundreds of manufacturers of printed and specialty film products in the United States and in other markets. In many cases, companies who provide food and other products in film packages also produce or process the films used for their packages.  The market for the Company's film products consists principally of companies who utilize the films for the packaging of their products, including food products and other items, usually by converting the film to a flexible container. In addition to the packaging of food products, flexible containers are used for medical purposes (such as colostomy bags, containers for saline solution and other items), "dunnage" (to cushion products being packaged), storage of personal and household items and other purposes.

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

Marketing, Sales and Distribution

Balloon Products

We market and sell our foil balloon, latex balloon and related novelty products throughout the United States and in a number of other countries.  We maintain a marketing staff, sales staff and support staff of 6 individuals and a customer service department of 3 individuals in the United States. European sales are conducted by CTI Balloons, the Company's subsidiary located in Rugby, England.  In January 2010, we also commenced the sales of balloon products through a facility in Frankfurt, Germany.  Flexo Universal conducts sales and marketing activities for the sale of balloon products in Mexico, Latin America, and certain other markets. Sales in other foreign countries are made generally to distributors in those countries and are managed at the Company's principal offices.

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

Our largest customer for balloons during 2009 was Dollar Tree Stores.  Sales to this chain in 2009 represented $11,437,000 or approximately 27.7% of our consolidated net sales.

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

Printed and Specialty Films

We market and sell printed and laminated films directly and through independent sales representatives throughout the United States.  We sell laminated and printed films to companies that utilize these films to produce packaging for a variety of products, including food products, in both liquid and solid form, such as cola syrup, coffee, juices and other items.  We seek to identify and maintain customer relationships in which we provide value-added in the form of technology or systems.  Our largest customer for film products is Rapak, L.L.C. (“Rapak”) to whom we provide a patented embossed film, as well as other film products.  During 2009, our sales to Rapak totaled $6,360,000, representing 15.4% of our consolidated net sales.  Under our agreement with Rapak, which continues through October 31, 2011, Rapak is committed to purchase at least 75% of its requirements for embossed film from us.

Flexible Containers/Pouches.

We market flexible containers and pouches to various companies for commercial packaging purposes and we market lines of consumer storage packages both to a principal customer and to retail chains and outlets.

On February 1, 2008, we entered into a License and Supply Agreement with S.C. Johnson & Son, Inc (“SC Johnson”).  The agreement provides for the Company to manufacture and sell to SC Johnson (or its designee, Goodwill Commercial Services, Inc.) certain home food management products to be sold under the SC Johnson ZipLoc® brand.  The agreement is for a term expiring on June 30, 2011 and provides for two renewal terms of two years each at the option of SC Johnson.  During 2009, our sales to SC Johnson totaled $4,583,000, representing 11.1% of our consolidated net sales.

We produce consumer storage bags for ITW Space Bag, a division of Illinois Tool Works, Inc. (“ITW”).  In March 2006, we entered into a four-year agreement with ITW, expiring on March 31, 2010, providing for us to supply certain of the pouches which they market under the name Space Bag®.

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

Production and Operations

We conduct our operations at our facilities:  (i) our headquarters, offices and plant in Barrington, Illinois, consisting of a total of approximately 75,000 square feet of office, production and warehouse space, (ii) a warehouse in Elgin, Illinois consisting of approximately 30,000 square feet, (iii) a plant, office and warehouse in Guadalajara, Mexico, consisting of approximately 43,000 square feet of office, warehouse and production space and (iv) an office and warehouse facility in Rugby, England, consisting of approximately 16,000 square feet of space.

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

We warehouse raw materials at our plants in Barrington, Illinois and Guadalajara, Mexico and we warehouse finished goods at our facilities in Barrington, Illinois, Elgin, Illinois, Guadalajara, Mexico and Rugby, England.  We maintain customer service and fulfillment operations at each of our warehouse locations.  We conduct sales operations for the United States and for all other markets, except those handled by our Mexico and England facilities, at the Barrington, Illinois facility.  Sales for Mexico and Latin America are handled at our Guadalajara, Mexico facility and sales for the United Kingdom are handled at our Rugby, England facility.  In January 2010, we commenced the sale of balloon products from a facility in Frankfurt, Germany.

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

Raw Materials

The principal raw materials we use in manufacturing our products are (i) petroleum or natural gas-based films, (ii) petroleum or natural gas-based resin, (iii) latex and (iv) printing inks.  The cost of raw materials represents a significant portion of the total cost of our products, with the result that fluctuations in the cost of raw materials has a material effect on our profitability. The cost of our raw materials represented 43.9% of our net revenues in 2009 compared to 43.2% in 2008.  During the past several years, we have experienced significant fluctuations in the cost of these raw materials.  We do not have any long-term agreements for the supply of raw materials and may experience wide fluctuations in the cost of raw materials in the future.  Further, although we have been able to obtain adequate supplies of raw materials in the past, there can be no assurance that we will be able to obtain adequate supplies of one or more of our raw materials in the future.

Information Technology Systems

Our corporate headquarters in Barrington, Illinois and our warehouse facility in Elgin, Illinois are serviced by a PC-based local area network.  We connect the facilities via a high speed T1 line that carries both voice and data communications.  Access to the network is available to all appropriate employees but is secured through four Microsoft servers running Active Directory authentication.  The network allows us to leverage printing resources, create shared file areas for cross-departmental functions and allows for a single source backup of critical business files.  On the network we run Macola financial system software.  Macola is a modular software system.  We presently use the general ledger, order entry, inventory management, purchase order, manufacturing costing, controls and inventory controls, electronic data exchange and custom report writing modules of that system.  Internal and external employee communications are handled by industry standard Microsoft Exchange email, allowing us to communicate with customers and vendors all over the world.  We also provide a secure, firewall protected, load balanced and redundant T1 and cable internet connection allowing employees to use e-mail, research issues, support customers and securely move data.

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

Copyright Licenses.  We maintain licenses on certain popular characters and designs for our balloon products. We presently maintain a number of licenses and produce balloon designs utilizing the characters or designs covered by the licenses. Licenses are generally maintained for a one or two-year term, although the Company has maintained long term relationships with several of its licensors.

Trademarks. We own 9 registered trademarks in the United States relating to our balloon products. Many of these trademarks are registered in foreign countries, principally in the European Union.

Patent Rights.  We own, or have license rights under, or have applied for, patents related to our balloon products, certain film products and certain flexible container products. These include (i) ownership of two patents, relating to self-sealing valves for foil balloons and methods of making balloons with such valves, (ii) several foil balloon design patents, (iii) patents and applications related to the design and structure of, and method of, inserting and affixing, zipper-closure systems in a bag, (iv) patents related to one-way valves for pouches, (v) a patent related to methods of embossing film and utilizing such film to produce pouches with fitments, and (vi) patent applications related to vacuumable storage bags with fitments.

Research and Development

We maintain a product development and research department of five individuals for the development or identification of new products, product components and sources of supply. Research and development includes (i) creative product development, (ii) creative marketing, and (iii) engineering development. During each of the fiscal years ended December 31, 2009 and 2008, we estimate that the total amount spent on research and development activities was approximately $360,000 and $357,000, respectively.

Employees

As of December 31, 2009, the Company had 117 full-time employees in the United States, of whom 23 are executive or supervisory, 6 are in sales, 67 are in manufacturing or warehouse functions and 21 are clerical.  As of that same date, we had 9 full-time employees in England, of whom 3 are executive or supervisory, 2 are in sales, 3 are in warehousing and 1 is clerical.  At Flexo Universal, our Mexico subsidiary, as of December 31, 2009, we had 225 full-time employees, of whom 5 are executive or supervisory, 3 are in sales, 205 are in manufacturing and 12 are clerical.  The Company is not a party to any collective bargaining agreement in the United States, has not experienced any work stoppages and believes that its relationship with its employees is satisfactory.

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

International Operations

We sell balloon products in a number of countries outside of the United States.  Our facility and personnel in Rugby, England handle the sales of these products in the United Kingdom. Our facility and personnel in Guadalajara, Mexico handle the sales of these products in Mexico and Latin America.  In January 2010, we commenced the sale of novelty products in Europe through a facility in Frankfurt, Germany.  In other countries, we sell balloon products through distributors located in those countries. We conduct production, packaging, warehousing and sales operations in Mexico. We conduct warehousing and sales operations in the United Kingdom. We rely, and are dependent, on our operations in Mexico for the supply of latex balloons in the United States, Mexico, Europe and other markets. Interruption of that supply would have a materially adverse effect on the business of the Company.

Our domestic and international sales to outside customers and assets by area over the period 2008 - 2009 have been as follows:

	United States	United Kingdom	Mexico	Consolidated
Year ended 12/31/09
Sales to outside customers	$31,873,000	$1,971,000	$7,451,000	$41,295,000
Total Assets	$23,801,000	$733,000	$5,861,000	$30,395,000

	United States	United Kingdom	Mexico	Consolidated
Year ended 12/31/08
Sales to outside customers	$34,701,000	$2,762,000	$7,518,000	$44,981,000
Total Assets	$24,709,000	$740,000	$4,539,000	$29,988,000

Item No. 1B – Unresolved Staff Comments

As of the filing of this Annual report on Form 10-K, we had no unresolved comments from the staff of the Securities and Exchange Commission that were received not less than 180 days before the end of our 2009 fiscal year.

Item No. 2 - Properties

We own our principal plant and offices located in Barrington, Illinois, approximately 45 miles northwest of Chicago, Illinois. The facility includes approximately 75,000 square feet of office, manufacturing and warehouse space. This facility is subject to a mortgage loan in the principal amount of $2,800,000, having a term of 5 years, with payments amortized over 25 years.

We have entered into a month-to-month agreement to rent approximately 30,000 square feet of warehouse space as required in Elgin, Illinois.

During a portion of 2009, we leased approximately 16,000 square feet of warehouse space in Cary, Illinois.  The lease for this space expired in September 2009.

CTI Balloons, Ltd. leases approximately 15,000 square feet of office and warehouse space in Rugby, England at an annual lease cost of $46,980, expiring in 2019. This facility is utilized to warehouse balloon products and to manage and service the Company's operations in England.

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

Item No. 3 Legal Proceedings

On December 20, 2006, Pliant Corporation filed an action against the Company in the Circuit Court of Cook County, Illinois.  In the action, Pliant claimed that there was due from the Company to Pliant the sum of $245,000 for goods sold and delivered by Pliant to the Company as well as interest on such amount.  On September 30, 2009, this action was settled and dismissed in consideration of a payment to Pliant Corporation by the Company in the amount of $125,000.

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

The high and low sales prices for the last eight fiscal quarters (retroactively adjusted to reflect post-reverse split share and stock dividend values), according to the NASDAQ Stock Market's Stock Price History Report, were:

	High	Low
January 1, 2008 to March 31, 2008	$6.43	$3.25
April 1, 2008 to June 30, 2008	6.10	4.16
July 1, 2008 to September 30, 2008	7.30	4.50
October 1, 2008 to December 31, 2008	5.29	1.60
January 1, 2009 to March 31, 2009	2.65	1.20
April 1, 2009 to June 30, 2009	2.50	1.23
July 1, 2009 to September 30, 2009	2.65	1.75
October 1, 2009 to December 31, 2009	2.84	1.95

As of December 31, 2009 there were approximately 31 holders of record of the Company’s Common Stock.  The Company believes that its total number of beneficial owners of common stock of the Company exceeds 600.

The Company has never paid any cash dividends on its Common Stock.  The Company currently intends to retain all its earnings to finance the development and expansion of its business. Under the terms of its current loan agreement, the Company is restricted from declaring any cash dividends or other distributions on its shares.

Item No. 7 Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company produces film products for novelty, packaging and container and custom product applications. These products include foil balloons, latex balloons and related latex toy products, films for packaging applications, flexible containers for packaging and storage applications and custom film products. We produce all of our film products for packaging and container applications at the facilities in Barrington, Illinois. We produce all of our latex balloons and latex products at our facility in Guadalajara, Mexico. Substantially all of our film products for packaging applications and flexible containers for packaging and storage are sold to customers in the United States. We market and sell our novelty items - principally foil balloons and latex balloons - in the United States, Mexico, the United Kingdom and a number of additional countries.

Our revenues from each of our product categories in each of the past two years have been as follows:

	(000 Omitted)
	$	% of	$	% of
Product Category	2009	Net Sales	2008	Net Sales

Metalized Balloons	19,824	48.0%	17,629	39.2%

Film Products	6,913	16.7%	8,212	18.3%

Pouches	6,895	16.7%	10,893	24.2%

Latex Balloons	7,024	17.0%	7,597	16.9%

Helium/Other	639	1.6%	650	1.4%

Total	41,295	100.0%	44,981	100.0%

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

Purchases by a limited number of customers represent a significant portion of our total revenues. In 2009, sales to our top 10 customers represented 70.2% of net revenues.  During 2009, there were three customers to whom our sales represented more than 10% of net revenues.  Our principal customers and 2009 sales to them were:

Customer	Product	2009 Sales	% of 2009 Revenues	2008 Sales	% of 2008 Revenues

Dollar Tree Stores	Balloons	$11,437,000	27.7%	$9,014,000	20.0%
Rapak L.L.C	Films	$6,360,000	15.4%	$7,608,000	16.9%
S.C. Johnson & Son, Inc	Pouches	$4,583,000	11.1%	$6,990,000	15.5%

The loss of one or more of these principal customers, or a significant reduction in purchases by one or more of them, could have a material adverse effect on our business.

Except as previously described (see page 8), we generally do not have agreements with our customers under which customers are obligated to purchase any specific or minimum amount of product from us.

Results of Operations

The following table sets forth selected results of our operations expressed as a percentage of net sales for the years ended December 31, 2009 and 2008. Our results of operations for the periods described below are not necessarily indicative of results of operations for future periods.

	Year ended December 31,
	2009	2008

Net sales	100.0%	100.0%
Costs and expenses:
Cost of products sold	77.7	77.1
Operating Expenses	16.9	17.6

Income from operations	5.4	5.3
Interest expense	(2.7)	(2.3)
Other income	0.0	0.1

Income before income taxes	2.7	3.1
Provision for income taxes	0.3	0.5

Net profit	2.4%	2.6%

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Net Sales

For the fiscal year ended December 31, 2009, consolidated net sales from the sale of all products were $41,295,000 compared to consolidated net sales of $44,981,000 for the year ended December 31, 2008, a decrease of 8%.

Sales of foil balloons increased by 12.5% from $17,629,000 in 2008 to $19,824,000 in 2009.  Most of the increase is attributable to an increase in 2009 in our sales to Dollar Tree Stores of $2,423,000 over 2008 sales.

Sales of film products decreased by 15.8% from $8,212,000 in 2008 to $6,913,000 in 2009.  This decrease is attributable to a decrease in sales to Rapak, L.L.C.

Sales of pouch products decreased by 36.7% from $10,893,000 in 2008 to $6,895,000 in 2009.  This decrease is attributable to a decrease in pouch sales to Goodwill Commercial Services (for S.C. Johnson & Son, Inc.) from $6,990,000 in 2008 to $4,583,000 in 2009 and to ITW Spacebag from $2,956,000 in 2008 to $1,258,000 in 2009.  We anticipate that sales of pouches to ITW Spacebag will continue to decline in 2010.  Other pouch sales in 2009 included sales of our ZipVac Brand line.

Sales of latex balloons decreased by 7.5% from $7,597,000 in 2008 to $7,024,000 in 2009.  The decline in the dollar volume of latex balloon sales in 2009 compared to 2008 is attributable to the fact that a relatively high percentage of our latex balloons sales are of balloons produced and sold in Mexico and, although the unit volume of latex balloon sales in Mexico during 2009 was greater than in 2008, the dollar volume in 2009 is lower due to the decline in the value of the Mexican peso in that period.

Cost of Sales

Cost of sales increased from 77.1% of sales in 2008 to 77.7% of sales in 2009.   The increase in cost of goods as a percentage of sales during 2009 is the result of a change in the mix of products sold, reflecting increased sales of certain novelty balloon products having a higher level of cost as a percentage of sales than other products.

General and Administrative Expenses

General and administrative expenses decreased from $5,376,000 in 2008 or 12.0% of net sales to $4,539,000 or 11.0% of net sales in 2009.  This decrease is attributable principally to (i) a decrease in administrative salaries of $92,000, (ii) a decrease in administrative travel expenses in the amount of $42,000, (iii) a decrease in audit expenses of $63,000 and (iv) a decrease in legal expenses of $99,000.

Selling

Selling expenses decreased from $886,000 or 2.0% of sales in 2008 to $871,000 or 2.1% of sales in 2009.  This decreased is attributable principally to (i) a decrease in salary expense of $118,000, (ii) a decrease in travel expenses in the amount of $61,000 (iii) a decrease in licensing royalty payments in the amount of $34,000 and (iv) these decreases were offset by an increase in consulting selling expense of $211,000.

Advertising and Marketing

Advertising and marketing expenses decreased from $1,678,000 or 3.7% of sales in 2008 to $1,576,000 or 3.8% of sales in 2009.  This decrease is attributable principally to (i) a decrease in marketing and promotion expenses of $92,000, (ii) a decrease in artwork and films in the amount of $93,000 and (iii) and decrease in trade booth expense of $56,000.

Other Income or Expense

During 2009, we incurred net interest expense of $1,085,000 compared to net interest expense of $1,031,000 during 2008.

During 2009, we realized a foreign currency loss in the amount of $20,000 compared to foreign currency gain in 2008 of $50,000.

Net Income or Loss

During 2009, we had net income of $1,003,000 compared to net income of $1,154,000 in 2008.  The decline in net income for 2009 compared to 2008 is the result principally of a modest decline in both sales and gross margins.

Income Taxes

In 2009, the Company recognized income tax expense, on a consolidated basis, of $114,000.  This income tax expense is composed of an income tax benefit realized by CTI Balloons, our United Kingdom subsidiary, in the amount of $96,000 and an income tax expense by Flexo Universal, our Mexico subsidiary, in the amount of $210,000.  In 2008, the Company recognized income tax expense, on a consolidated basis, of $247,000.  This income tax expense is composed of income tax expense realized by CTI Balloons, our United Kingdom subsidiary, in the amount of $116,000 and by Flexo Universal and CTI Mexico, our Mexico subsidiaries, in the amounts of $119,000 and $12,000, respectively.  The Company did not recognize any income tax expense in the United States in 2009 or 2008 by reason of its net operating loss carryforward and adjustments to the Company’s reserve in its deferred tax asset account.

Financial Condition, Liquidity and Capital Resources

Cash Flow Provided by Operating Activities    During fiscal 2009, cash provided by operating activities amounted to $3,113,000, compared to cash flow provided by operating activities during fiscal 2008 of $401,000.  Significant changes in working capital items affecting cash flow provided by operating activities were:

•	Depreciation and amortization of $1,958,000
•	A decrease in net inventory of $948,000
•	An increase in accounts receivable of $1,411,000
•	An increase in prepaid expenses and other assets of $283,000
•	An increase in accrued liabilities of $588,000

The decrease in inventory during 2009 is the result of our efforts to control the inventory levels of finished goods.  We do not anticipate significant changes in inventory levels during 2010.  The increase in accounts receivable reflects a temporary increase due to high levels of sales in December 2009.  Accordingly, we expect the receivables level to decline during the first half of 2010.

Cash Used in Investing Activities   During fiscal 2009, cash used in investing activities amounted to $732,000 compared to cash used in investing activities during fiscal 2008 of $2,200,000.  Cash used in investing activities was principally for the purchase of production equipment.  Although we do not presently have any commitments for capital expenditures, we do anticipate that the level of capital expenditures in 2010 will increase over 2009 and will include maintenance capital expenditure levels of approximately $500,000 as well as certain other capital expenditures for new equipment or improvements.

Cash Provided by Financing Activities   During fiscal 2009, cash used in financing activities amounted to $1,728,000, compared to cash provided by financing activities of $1,681,000 during fiscal 2008.  During 2009, we repaid long-term debt of $1,251,000 and reduced by $362,000 the amount outstanding under our revolving line of credit.

On February 1, 2006, we entered into a Loan Agreement with RBS, Chicago, Illinois, under which, as amended, the Bank has agreed to provide a credit facility to our Company in the total amount of $15,300,000, which includes (i) a five year mortgage loan secured by our Barrington, Illinois property in the principal amount of $2,800,000, amortized over a 25 year period, (ii) a five year term-loan secured by our equipment at the Barrington, Illinois plant in the amount of $3,500,000 and (iii) a three-year revolving line of credit up to a maximum amount of $9,000,000, secured by inventory and receivables.  On January 26, 2010, we entered into an amendment of the loan agreement extending the term of the revolving line of credit to April 30, 2010 and amending certain covenants.  The amount we can borrow on the revolving line of credit includes 85% of eligible accounts receivable and 60% of eligible inventory.

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

As of December 31, 2009 the Company was in compliance with these financial covenants.

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

At December 31, 2009 the Company was paying a premium of 0.75% over Prime.

Also, under the loan agreement, we were required to purchase a swap agreement with respect to part of the mortgage and term loan portions of our loan. On April 5, 2006, we entered into a swap arrangement with RBS with respect to 60% of the principal amounts of the mortgage loan and the term loan, which had the effect of fixing the interest rate for such portions of the loans at 8.49% for the balance of the loan terms.  On January 28, 2008, we entered into another swap agreement with respect to $3,000,000 in principal amount of our revolving loan fixing the interest rate for this portion of the revolving loan at 6.17%.  The value of these swap agreements vary as the result of variations in interest rates.  We record changes in the valuation of these swap agreements as other comprehensive income (or expense).  As of December 31, 2009, the net effect of the changes in the value of these swap agreements is a liability of $189,000.

Each of John H. Schwan and Stephen M. Merrick, officers, directors and principal shareholders of the Company have personally guaranteed the obligations of the company to RBS up to $2,000,000.

On November 13, 2007, RBS granted to the Company a capital lease line of credit of up to $1,500,000 to fund equipment acquisitions by the Company.  During the years ended December 31, 2009 and 2008, the Company received aggregate advances under this line of $0 and $1,224,000, respectively.

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

Current Assets.  As of December 31, 2009, the total current assets of the Company were $19,148,000, compared to total current assets of $17,688,000 at December 31, 2008.  The change in current assets reflects, principally, (i) a decrease in inventories of $861,000, and (ii) an increase in cash and equivalents of $690,000, (iii) an increase in the net deferred income tax asset of $32,000, and (iv) an increase in prepaid expenses and other current assets of $101,000.

Property, Plant and Equipment.  During fiscal 2009, the Company invested $732,000 in capital items, principally in production equipment and plant improvements.

Current Liabilities.  Accrued other liabilities includes $776,000 in payroll accruals and $189,000 in mark to market liabilities.  Total current liabilities increased from $16,222,000 as of December 31, 2008 to $16,735,000 as of December 31, 2009.  Changes in current liabilities included: (i) an increase of $84,000 in trade payables, (ii) a decrease of the line of credit of $362,000, (iii) an increase in the balance of the current portion of long term indebtedness of $20,000 and (iv) an increase in the balance of notes payable to officers of $6,000.

Liquidity and Capital Resources; Working Capital.  As of December 31, 2009, our current assets exceeded our current liabilities by $2,414,000, we had cash and cash equivalents of $870,000 and there was available under our line of credit up to $868,000 in additional funds.  Management believes that these available funds, our internally generated funds and the borrowing capacity under our revolving line of credit facility will be sufficient to meet working capital requirements for the remainder of 2010.  The Company is in negations for, and believes it will be able to conclude, an agreement for the extension of its current line of credit or other loan agreement.

Shareholders’ Equity.  Shareholders’ equity was $8,763,000 as of December 31, 2009 compared to $7,735,000 as of December 31, 2008.

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

Inventory Valuation. Inventories are stated at the lower of cost or market. Cost is determined using standard costs which approximate costing determined on a first-in, first out basis. Standard costs are reviewed and adjusted at the time of introduction of a new product or design, periodically and at year-end based on actual direct and indirect production costs.  On a periodic basis, the Company reviews its inventory levels for estimated obsolescence or unmarketable items, in reference to future demand requirements and shelf life of the products. As of December 31, 2009, the Company had established a reserve for obsolescence, marketability or excess quantities with respect to inventory in the aggregate amount of $342,000.  As of December 31, 2008, the amount of the reserve was $429,000. In addition, on a periodic basis, the Company disposes of inventory deemed to be obsolete or unsaleable and, at such time, records an expense for the value of such inventory.  We record freight income as a component of net sales and record freight costs as a component of cost of goods sold.

Valuation of Long-Lived Assets. We evaluate whether events or circumstances have occurred which indicate that the carrying amounts of long-lived assets (principally property and equipment and goodwill) may be impaired or not recoverable. Significant factors which may trigger an impairment review include: changes in business strategy, market conditions, the manner of use of an asset, underperformance relative to historical or expected future operating results, and negative industry or economic trends. We apply the provisions of FASB GAAP USA under which goodwill is evaluated at least annually for impairment.  We conducted a valuation analysis of our goodwill in our Mexico subsidiary for the year ended December 31, 2009 and 2008.  And determined that the recorded value of the Company’s interest in Flexo Universal as recorded for December 31, 2006 was not impaired.

Foreign Currency Translation.  All balance sheet accounts are translated using the exchange rates in effect at the balance sheet date.  Statements of operations amounts are translated using the average exchange rates for the year-to-date periods.  The gains and losses resulting from the changes in exchange rates during the period have been reported in other comprehensive income or loss.

Stock-Based Compensation.  We have adopted FASB GAAP USA which requires all stock-based payments to employees, including grants of employee stock options, to be recognized in the consolidated financial statements based on their grant-date fair values.

We use the Black-Scholes option pricing model to determine the fair value of stock options which requires us to estimate certain key assumptions.  In accordance with the application of FASB GAAP USA, we incurred employee stock-based compensation cost of $87,000 for the year ended December 31, 2009.  At December 31, 2009, we had $97,000 of unrecognized compensation cost relating to stock options.

Income Taxes and Deferred Tax Assets.  Income taxes are accounted for as prescribed in FASB GAAP USA.  Under the asset and liability method of GAAP USA, the Company recognizes the amount of income taxes currently payable.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities, and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years these temporary differences are expected to be recovered or settled.

As of December 31, 2009, the Company had a net deferred tax asset of $1,068,000 (deferred tax assets of $1,597,000 less a valuation allowance of $529,000) representing the amount the Company may recover in future years from future taxable income.  As of December 31, 2008, the amount of the net deferred tax asset was $1,017,000.  Each quarter and year-end management makes a judgment to determine the extent to which the deferred tax asset will be recovered from future taxable income.  Management reduced the valuation allowance related to the deferred tax asset by $373,000 in 2009 from $902,000 as of December 31, 2008 to $529,000 as of December 31, 2009.

Fair Value Measurements

In September 2006, the FASB issued FASB GAAP USA which defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements.  FASB GAAP USA clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  FASB GAAP USA also requires that a fair value measurement reflect the assumptions market participants would use in pricing an asset or liability based upon the best information available.  In February 2008, the FASB issued guidance now codified in FASB GAAP USA which provides for delayed application of certain guidance related to non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).

In February 2007, the FASB issued FASB GAAP USA which permits companies to choose to measure certain financial instruments and other items at fair value.  The standard requires that unrealized gains and losses are reported in earnings for items measured using the fair value option.  FASB GAAP USA is effective for us on January 1, 2008.  We did not elect the fair value option for any assets or liabilities that were not previously carried at fair value.  Accordingly, the adoption of FASB GAAP USA had no impact on our consolidated financial statements.

In October 2008, the FASB issued clarification to FASB GAAP USA which clarifies the application of FASB GAAP USA in a market that is not active, and addresses application issues such as the use of internal assumptions when relevant observable data does not exist, the use of observable market information when the market is not active, and the use of market quotes when assessing the relevance of observable and unobservable data.  FASB GAAP USA is effective for all periods presented in accordance with FASB GAAP USA.  The adoption of FASB GAAP USA did not have a significant impact on our consolidated financial statements.

Reclassifications and Adoption of New Accounting Pronouncements

Certain amounts in the 2008 consolidated financial statements have been reclassified to conform to the current period presentation. In addition, as of January 1, 2009 we adopted the following accounting pronouncement that required retrospective application, in which all periods presented reflect the necessary changes.

As of January 1, 2009, we adopted a new generally accepted accounting principle related to noncontrolling interests in consolidated financial statements, which changed the reporting for minority interest in our consolidated majority owned subsidiary by re-characterizing as a noncontrolling interest and re-classifying such minority interest as a component of equity in our consolidated balance sheets. This principle also changed the presentation of the income allocated to the minority interest by re-characterizing it as allocation to noncontrolling interest and re-classifying such income as an adjustment to net income to arrive at net income attributable to the Company.

As of June 30, 2009, we adopted a new generally accepted accounting principle related to subsequent events which provides guidance on our assessment of subsequent events. The new standard clarifies that we must evaluate, as of each reporting period, events or transactions that occur after the balance sheet date through the date that the financial statements are issued. We performed our assessment of subsequent events and all material events or transactions since December 31, 2009 have been integrated into our disclosures in the accompanying consolidated financial statements.

Item No. 7A - Qualitative And Quantitative Disclosures Regarding Market Risk

Not applicable.

Item No. 8 Financial Statements and Supplementary Data

Reference is made to the Consolidated Financial Statements contained in Part IV hereof.

Item No. 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item No. 9A - Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (together the “Certifying Officers”), of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2009, the end of the period covered by this report.  Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective as of December 31, 2009 to provide reasonable assurance that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Certifying Officers, as appropriate, to allow for timely decisions regarding required disclosure.  There were no material changes in our internal control over financial reporting during the fourth quarter of 2009 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee Sponsoring Organizations of the Treadway Commission.  This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operation effectiveness of controls and a conclusion on this evaluation.  Although there are inherent limitations in the effectiveness of any system of internal controls over financial reporting, based on our evaluation, management has concluded our internal controls over financial reporting were effective as of December 31, 2009.

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

Item 9B – Other Information

None

PART III

Item No. 10 – Directors and Executive Officers of the Registrant

Information called for by Item 9 of Part III is incorporated by reference to the definitive Proxy Statement for the 2010 Annual Meeting of Shareholders which is expected to be filed with the Commission within 120 days after December 31, 2009.

Item No. 11 – Executive Compensation

Information called for by Item 10 of Part III is incorporated by reference to the definitive Proxy Statement for the 2010 Annual Meeting of Shareholders which is expected to be filed with the Commission within 120 days after December 31, 2009.

Item No. 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information called for by Item 11 of Part III is incorporated by reference to the definitive Proxy Statement for the 2010 Annual Meeting of Shareholders which is expected to be filed with the Commission within 120 days after December 31, 2009.

Item No. 13 – Certain Relationships and Related Transactions

Information called for by Item 12 of Part III is incorporated by reference to the definitive Proxy Statement for the 2010 Annual Meeting of Shareholders which is expected to be filed with the Commission within 120 days after December 31, 2009.

Item No. 14 – Principal Accountant Fees and Services

Information called for by Item 13 of Part III is incorporated by reference to the definitive Proxy Statement for the 2010 Annual Meeting of Shareholders which is expected to be filed with the Commission within 120 days after December 31, 2009.

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

10.23
Third Amendment to Loan Agreement between RBS Citizens, N.A. and the Company dated November 13, 2007 (Incorporated by reference to Exhibit contained in Registrant’s Report on Form 10-Q dated November 13, 2007)

10.24	CTI Industries Corporation Incentive Compensation Plan (Incorporated by reference to Exhibit contained in Registrant’s Report on Form 8-K dated October 2, 2007)
10.25
Supply and License Agreement among Registrant and S.C. Johnson & Son, Inc. dated February 1, 2008 (Incorporated by reference to Exhibit contained in Registrant’s Report on Form 8-K/A dated March 19, 2008)

10.26	Agreement between Babe Winkelman Productions Inc and the Company dated April 10, 2008 (Incorporated by reference to Exhibit contained in Registrant’s Report on Form 8-K dated April 14, 2008)
10.27	Amendment to the License Agreement between Rapak, LLC and the Company dated May 6, 2008 (Incorporated by reference to Exhibit contained in Registrant’s Report on Form 8-K dated May 8, 2008)
10.28
Fifth Amendment to Loan Agreement between RBS Citizens, N.A. and the Company dated January 30, 2009 (Incorporated by reference to Exhibit contained in Registrant’s Report on Form 8-K dated February 2, 2009)

10.29
Sixth Amendment to Loan Agreement between RBS Citizens, N.A. and the Company dated January 26, 2010 (Incorporated by reference to Exhibit contained in Registrant’s Report on Form 8-K dated January 29, 2010)

14	Code of Ethics (Incorporated by reference to Exhibit contained in the Registrant’s Form 10-K/A Amendment No. 2, as filed with the Commission on October 8, 2004)
21	Subsidiaries (description incorporated in Form 10-K under Item No. 1)
23.1	Consent of Independent Registered Public Accounting Firm, Blackman Kallick, LLP
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith)
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

(a)	The Exhibits listed in subparagraph (a)(3) of this Item 15 are attached hereto unless incorporated by reference to a previous filing.
(b)	The Schedule listed in subparagraph (a)(2) of this Item 15 is attached hereto.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 29, 2010.

CTI INDUSTRIES CORPORATION
By:	/s/ Howard W. Schwan
Howard W. Schwan, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Howard W. Schwan	President and Director	March 29, 2010
Howard W. Schwan

/s/ John H. Schwan	Chairman and Director	March 29, 2010
John H. Schwan

/s/ Stephen M. Merrick	Executive Vice President,	March 29, 2010
Stephen M. Merrick	Secretary, Chief Financial Officer and Director

/s/ Stanley M. Brown	Director	March 29, 2010
Stanley M. Brown

/s/ Bret Tayne	Director	March 29, 2010
Bret Tayne

/s/ John I. Collins	Director	March 29, 2010
John I. Collins

/s/ Phil Roos	Director	March 29, 2010
Phil Roos

EXHIBIT INDEX

Exhibit
Number	Document

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

10.23
Third Amendment to Loan Agreement between RBS Citizens, N.A. and the Company dated November 13, 2007 (Incorporated by reference to Exhibit contained in Registrant’s Report on Form 10-Q dated November 13, 2007)

10.24	CTI Industries Corporation Incentive Compensation Plan (Incorporated by reference to Exhibit contained in Registrant’s Report on Form 8-K dated October 2, 2007)
10.25
Supply and License Agreement among Registrant and S.C. Johnson & Son, Inc. dated February 1, 2008 (Incorporated by reference to Exhibit contained in Registrant’s Report on Form 8-K/A dated March 19, 2008)

10.26	Agreement between Babe Winkelman Productions Inc and the Company dated April 10, 2008 (Incorporated by reference to Exhibit contained in Registrant’s Report on Form 8-K dated April 14, 2008)
10.27	Amendment to the License Agreement between Rapak, LLC and the Company dated May 6, 2008 (Incorporated by reference to Exhibit contained in Registrant’s Report on Form 8-K dated May 8, 2008)
10.28
Fifth Amendment to Loan Agreement between RBS Citizens, N.A. and the Company dated January 30, 2009 (Incorporated by reference to Exhibit contained in Registrant’s Report on Form 8-K dated February 2, 2009)

10.29
Sixth Amendment to Loan Agreement between RBS Citizens, N.A. and the Company dated January 26, 2010 (Incorporated by reference to Exhibit contained in Registrant’s Report on Form 8-K dated January 29, 2010)

14	Code of Ethics (Incorporated by reference to Exhibit contained in the Registrant’s Form 10-K/A Amendment No. 2, as filed with the Commission on October 8, 2004)
21	Subsidiaries (description incorporated in Form 10-K under Item No. 1)

23.1	Consent of Independent Registered Public Accounting Firm, Blackman Kallick, LLP
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith)
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

CTI Industries Corporation
and Subsidiaries

Consolidated Financial Statements

Years ended December 31, 2009 and 2008

All other schedules for which a provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
CTI Industries Corporation

We have audited the accompanying consolidated balance sheets of CTI Industries Corporation and Subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss) and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the Index at item 15(a). These consolidated financial statements and consolidated schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CTI Industries Corporation and Subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Blackman Kallick, LLP
Chicago, Illinois
March 29, 2010

CTI Industries Corporation and Subsidiaries
Consolidated Balance Sheets

	December 31, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$870,446	$180,578
Accounts receivable, (less allowance for doubtful accounts of $57,000 and $39,000, respectively)	7,320,181	5,821,593
Inventories, net	9,643,914	10,504,769
Net deferred income tax asset	706,754	674,872
Prepaid expenses and other current assets	607,127	506,225

Total current assets	19,148,422	17,688,037

Property, plant and equipment:
Machinery and equipment	22,390,891	21,612,995
Building	3,183,795	3,179,909
Office furniture and equipment	2,677,476	1,898,642
Intellectual property	345,092	345,092
Land	250,000	250,000
Leasehold improvements	428,864	409,797
Fixtures and equipment at customer locations	2,541,881	2,539,033
Projects under construction	270,131	1,017,737
	32,088,130	31,253,205
Less : accumulated depreciation and amortization	(22,554,719)	(20,677,223)

Total property, plant and equipment, net	9,533,411	10,575,982

Other assets:
Deferred financing costs, net	11,846	123,229
Goodwill	989,108	989,108
Net deferred income tax asset	361,457	341,714
Other assets (due from related party $79,000 and $63,000, respectively)	351,065	270,121

Total other assets	1,713,476	1,724,172

TOTAL ASSETS	30,395,309	29,988,191

LIABILITIES AND EQUITY
Current liabilities:
Checks written in excess of bank balance	735,257	680,348
Trade payables	3,236,607	3,153,005
Line of credit	7,598,671	7,960,765
Notes payable - current portion	1,111,307	1,091,489
Notes payable - officers, current portion, net of debt discount of $89,000 and $89,000, respectively	1,368,964	1,363,255
Accrued liabilities	2,683,714	1,973,318

Total current liabilities	16,734,520	16,222,180

Long-term liabilities:
Notes Payable - Affiliates	780,087	894,620
Notes payable, net of current portion	3,108,849	4,220,071
Notes payable - officers, subordinated, net of debt discount of $7,000 and $96,000, respectively	992,632	903,964
Total long-term liabilities	4,881,568	6,018,655

Equity:
CTI Industries Corporation stockholders' equity:
Preferred Stock — no par value 2,000,000 shares authorized 0 shares issued and outstanding	$-	$-
Common stock - no par value, 5,000,000 shares authorized, 2,808,720 and 2,808,720 shares issued and 2,738,063 and 2,808,720 outstanding, respectively	3,764,020	3,764,020
Paid-in-capital	8,693,946	8,703,265
Warrants issued in connection with subordinated debt and bank debt	443,313	443,313
Accumulated deficit	(2,206,728)	(3,209,868)
Accumulated other comprehensive loss	(1,803,442)	(1,966,130)
Less: Treasury stock, 70,657 shares and 0 shares, respectively	(128,446)	-

Total CTI Industries Corporation stockholders' equity	8,762,663	7,734,600

Noncontrolling interest	16,558	12,756

Total Equity	8,779,221	7,747,356

TOTAL LIABILITIES AND EQUITY	$30,395,309	$29,988,191

See accompanying notes to consolidated financial statements

CTI Industries Corporation and Subsidiaries
Consolidated Statements of Income

	For the Year Ended December 31,
	2009	2008
Net Sales	$41,295,152	$44,980,674

Cost of Sales	32,081,779	34,658,271

Gross profit	9,213,373	10,322,403

Operating expenses:
General and administrative	4,539,494	5,375,526
Selling	871,258	886,391
Advertising and marketing	1,576,225	1,677,900

Total operating expenses	6,986,977	7,939,817

Income from operations	2,226,396	2,382,586

Other (expense) income:
Interest expense	(1,102,662)	(1,037,136)
Interest income	17,555	5,679
Foreign currency (loss) gain	(19,956)	50,003

Total other expense, net	(1,105,063)	(981,454)

Income before taxes	1,121,333	1,401,132

Income tax expense	114,391	246,779

Net Income	1,006,942	1,154,353

Less: Net income attributable to noncontrolling interest	3,802	222

Net income attributable to CTI Industries Corporation	$1,003,140	$1,154,131

Other Comprehensive Income, net of taxes
Unrealized gain (loss) on derivative instruments	$152,830	$(241,809)
Foreign currency adjustment	$9,858	$(1,123,038)
Comprehensive income (loss) attributable to CTI Industries Corporation	$1,165,828	$(210,716)

Basic income per common share	$0.36	$0.42

Diluted income per common share	$0.36	$0.40

Weighted average number of shares and equivalent shares of common stock outstanding:
Basic	2,765,277	2,763,017

Diluted	2,775,062	2,898,681

See accompanying notes to consolidated financial statements

CTI Industries Corporation and Subsidiaries
Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)

	CTI Industries Corporation
				Value of warrants		Accumulated
				issued in		Other	Less
	Common Stock		Paid-in	connection with	Accumulated	Comprehensive	Treasury Stock		Noncontrolling
	Shares	Amount	Capital	subordinated debt	Deficit	Loss	Shares	Amount	Interest	TOTAL

Balance, December 31, 2007	2,569,124	$3,764,020	$6,754,077	$1,038,487	$(4,363,999)	$(601,283)	-	$-	$12,534	$6,603,836

Warrants Exercised	163,000		$793,810							$793,810

Options Exercised	8,357		$16,775							$16,775

Issue of warrants related to loan guarantee			$126,371							$126,371

Shares issued under SEDA agreement (net of issuance costs)	18,239		$94,500							$94,500

Reclass exercised warrants issued with debt			$595,174	$(595,174)						$-

Stock issued for services	50,000		$235,188							$235,188

Compensation relating to Option Issuance			$58,061							$58,061

Excess tax benefit - Options			$29,309							$29,309

Net Income					$1,154,131				$222	$1,154,353

Other comprehensive income, net of taxes
Unrealized loss on derivative instruments						$(241,809)				$(241,809)
Foreign currency translation						$(1,123,038)				$(1,123,038)
Total comprehensive loss										$(210,494)

Balance, December 31, 2008	2,808,720	3,764,020	$8,703,265	$443,313	$(3,209,868)	$(1,966,130)	-	-	12,756	$7,747,356

Adjustment to stock issued for services in the prior year			$(96,688)							$(96,688)

Compensation relating to Option Issuance			$87,369							$87,369

Stock Buybacks							(70,657)	$(128,446)		$(128,446)

Net Income					$1,003,140				$3,802	$1,006,942

Other comprehensive income, net of taxes
Unrealized loss on derivative instruments						$152,830				$152,830
Foreign currency translation						$9,858				$9,858
Total comprehensive income										$1,169,630

Balance, December 31, 2009	2,808,720	3,764,020	$8,693,946	$443,313	$(2,206,728)	$(1,803,442)	(70,657)	(128,446)	16,558	$8,779,221

See accompanying notes to consolidated financial statements

CTI Industries Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2009	2008

Cash flows from operating activities:
Net income	$1,006,942	$1,154,353
Adjustment to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,958,296	1,592,891
Amortization of debt discount	88,668	88,668
Stock based compensation	87,369	58,061
Excess tax benefits from stock based compensation	-	(12,801)
Provision for losses on accounts receivable	65,380	138,657
Provision for losses on inventories	25,126	178,288
Deferred income taxes	(8,947)	218,080
Change in assets and liabilities:
Accounts receivable	(1,411,267)	(587,572)
Inventories	948,311	(1,380,459)
Prepaid expenses and other assets	(282,618)	191,606
Trade payables	47,880	(783,752)
Accrued liabilities	587,648	(455,409)

Net cash provided by operating activities	3,112,788	400,611

Cash used in investing activity - purchases of property, plant and equipment	(731,596)	(2,200,454)

Net cash used in investing activity	(731,596)	(2,200,454)

Cash flows from financing activities:
Change in checks written in excess of bank balance	53,554	79,838
Net change in revolving line of credit	(362,095)	1,214,552
Proceeds from issuance of long-term debt and warrants	-	1,224,267
Repayment of long-term debt (related parties $140,000 and $117,000)	(1,250,520)	(942,436)
Excess tax benefits from stock-based compensation	-	12,801
Proceeds from exercise of stock options	-	16,775
Proceeds from issuance of stock	-	94,500
Cash paid for purchase of stock	(128,446)	-
Cash paid for deferred financing fees	(40,556)	(19,425)

Net cash (used in) provided by financing activities	(1,728,063)	1,680,872

Effect of exchange rate changes on cash	36,739	(183,564)

Net increase (decrease) in cash and cash equivalents	689,868	(302,535)

Cash and cash equivalents at beginning of period	180,578	483,113

Cash and cash equivalents at end of period	$870,446	$180,578

Supplemental disclosure of cash flow information:
Cash payments for interest	$988,001	$1,039,433

Cash payments for taxes	$148,095	$90,206

Supplemental Disclosure of non-cash investing and financing activity
Stock issued under consulting agreement	$69,063	$69,437

Exercise of Warrants and payment of Subordinated Debt	$-	$793,810

Issuance of warrants for guarantee of debt	$-	$126,371

Property, Plant & Equipment acquisitions funded by liabilities	$101,835	$122,757

See accompanying notes to consolidated  financial statements

Notes to Consolidated Financial Statements Years Ended
December 31, 2009 and 2008

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

2.  Summary of Significant Accounting Policies

Reclassifications

Certain amounts in the 2008 consolidated financial statements have been reclassified to conform to the current period presentation.  In addition, as of January 1, 2009 we adopted a new generally accepted accounting principle related to noncontrolling interest in the consolidated financial statements that required retrospective application, in which all periods presented reflect the necessary changes.

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

Light machinery consists of forklifts, scissor lifts, and other warehouse machinery.  Heavy machinery consists of production equipment including laminating, printing and converting equipment.  Projects in process represent those costs capitalized in connection with construction of new assets and/or improvements to existing assets including a factor for interest on funds committed to projects in process of $31,000 and $74,000 for the years ended December 31, 2009 and 2008, respectively.  Upon completion, these costs are reclassified to the appropriate asset class.

Stock-Based Compensation

The Company has stock-based incentive plans which may grant stock option, restricted stock, and unrestricted stock awards.  The Company recognizes stock-based compensation expense based on the grant date fair value of the award and the related vesting terms.  The fair value of stock-based awards is determined using the Black-Scholes model, which incorporates assumptions regarding the risk-free interest rate, expected volatility, expected option life, and dividend yield.  See Note 17 for additional information.

Fair Value Measurements

FASB GAAP USA defines fair value, establishes a framework for measuring fair value, and requires disclosures about fair value measurements required under other accounting pronouncements.  See Note 4 for further discussion.

Goodwill

The Company applies the provisions of FASB GAAP USA, under which goodwill is tested at least annually for impairment. Goodwill on the accompanying balance sheets relates to the Company’s acquisition of Flexo Universal in a prior year. It is the Company’s policy to perform impairment testing for Flexo Universal annually as of December 31, or as circumstances change.  An annual impairment review was completed and no impairment was noted for the years ended December 31, 2009 and 2008.  (See Note 15)  While the Company believes that its estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect these evaluations.

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

Unrecognized tax benefits are accounted for as required by FASB GAAP USA which prescribes a more likely than not threshold for financial statement presentation and measurement of a tax position taken or expected to be taken in a tax return.  See Note 11 for further discussion.

Revenue Recognition

The Company recognizes revenue when title transfers upon shipment. Revenue from a transaction is not recognized until (i) a definitive arrangement exists, (ii) delivery of the product has occurred or the services have been performed and legal title and risk are transferred to the customer, (iii) the price to the buyer has been fixed or is determinable and (iv) collectability is reasonably assured. In some cases, product is provided on consignment to customers. For these cases, revenue is recognized when the customer reports a sale of the product.

Research and Development

The Company conducts product development and research activities which include (i) creative product development and (ii) engineering. During the years ended December 31, 2009 and 2008, research and development activities totaled $360,000 and $357,000, respectively.

Advertising Costs

The Company expenses advertising costs as incurred.  Advertising expenses amounted to $240,000 and $346,000 for the years ended December 31, 2009 and 2008, respectively.

Subsequent Events

Effective June 15, 2009, the Company adopted the provisions of FASB GAAP USA requires entities to evaluate subsequent events through the date the consolidated financial statements are issued.  The Company has determined that no material subsequent events have occurred, except as set forth in Note 21.

3.  New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued new accounting guidance on business combinations. The new guidance revises the method of accounting for a number of aspects of business combinations including acquisition costs, contingencies (including contingent assets, contingent liabilities and contingent purchase price), and post-acquisition exit activities of acquired businesses. The Company adopted the new guidance, and the adoption of the new guidance did not have a material effect on our financial position, results of operations or cash flows.

In December 2007, the FASB also issued new accounting guidance on noncontrolling interests in consolidated financial statements. The new accounting guidance requires that a noncontrolling interest in the equity of a subsidiary be accounted for and reported as equity, provides revised guidance on the treatment of net income and losses attributable to the noncontrolling interest and changes in ownership interests in a subsidiary, and requires additional disclosures that identify and distinguish between the interests of the controlling and noncontrolling owners. The Company retrospectively adopted the presentation and disclosure requirements of the new guidance.  The adoption of the new guidance did not have a material effect on our financial position, results of operations or cash flows. Net earnings represent net income attributable to the Company’s common shareholders

In March 2008, the FASB issued new accounting standards that amend and expand the disclosure requirements for derivative instruments and hedging activities, which were effective for fiscal years beginning after November 15, 2008 and interim periods with those fiscal years. These new disclosure requirements became effective for the Company January 1, 2009 and are included in Note 4 of the Company’s consolidated financial statements.

In April 2008, the FASB issued new accounting standards relating to factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. These standards became effective prospectively for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. Any future impact of these standards on the Company’s consolidated financial statements will depend on the number and size of future acquisitions, if any.

In April 2009, the FASB issued new accounting standards for the initial recognition and measurement, subsequent measurement and accounting and disclosure of assets acquired and liabilities assumed arising from contingencies in a business combination. These standards were effective for the first annual reporting period on or after December 31, 2008. Their impact on the Company’s consolidated financial statements will depend on the number and size of acquisition transactions, if any, engaged in by the company in the future.

In May 2009, the FASB issued new accounting standards for subsequent events, which establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. These standards were effective prospectively for interim and annual periods ending after June 15, 2009 and did not have a material impact on the consolidated financial statements.

In June 2009, the FASB issued new accounting standards that amend the evaluation criteria to identify the primary beneficiary of a variable interest entity and require ongoing reassessments of whether an enterprise is the primary beneficiary of the variable interest entity. These accounting standards are effective for annual reporting periods that begin after November 15, 2009 and interim periods within those fiscal years. They are not expected to have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB established the FASB Accounting Standards Codification (the “Codification” or “ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification superseded all existing non-SEC accounting and reporting standards, with limited exceptions to allow recently issued non-SEC accounting and reporting standards to be incorporated into the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification became non-authoritative.

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

4.  Fair Value Disclosures; Derivative Instruments

Effective January 1, 2008, the Company adopted the provisions of FASB GAAP USA which clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  FASB GAAP USA also requires that a fair value measurement reflect the assumptions market participants would use in pricing an asset or liability based upon the best information available.  In February 2008, the FASB issued guidance now codified in FASB GAAP USA which provides for delayed application of certain guidance related to non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).

FASB GAAP USA establishes a three-level valuation hierarchy for disclosure of fair value measurements.  The valuation hierarchy categorizes assets and liabilities at fair value into one of three different levels depending on the observability of the inputs employed in the measurement.  The three levels are defined as follows:

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of the input that is significant to the fair value measurement.  The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.  The following tables presents information about the Company’s liabilities measured at fair value on a recurring basis as of December 31, 2009 and 2008 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

	Amount as of
Description	12/31/2009	Level 1	Level 2	Level 3
Interest Rate Swap 2006-1	$(16,000)		$(16,000)
Interest Rate Swap 2006-2	(81,000)		(81,000)
Interest Rate Swap 2008	(92,000)		(92,000)
	$(189,000)		$(189,000)

	Amount as of
Description	12/31/2008	Level 1	Level 2	Level 3
Interest Rate Swap 2006-1	$(49,929)		$(49,929)
Interest Rate Swap 2006-2	(142,351)		(142,351)
Interest Rate Swap 2008	(149,165)		(149,165)
	$(341,445)		$(341,445)

The Company’s interest rate swap agreements are valued using the counterparty’s mark-to-market statement, which can be validated using modeling techniques that include market inputs such as publically available interest rate yield curves, and are designated as Level 2 within the valuation hierarchy.

FASB GAAP USA requires an entity to recognize all derivatives as either assets or liabilities in the consolidated balance sheet and to measure those instruments at fair value.  Under certain conditions, a derivative may be specifically designated as a fair value hedge or a cash flow hedge.

On April 5, 2006, the Company entered into two swap agreements with RBS Citizens N.A. (“RBS”) in connection with portions (original notional amount totaling $3,780,000) of the principal amounts of a mortgage loan and term loan to the Company fixing the interest rate on such floating rate loans from prime plus 0.75% to 8.49%.  The remaining notional amount at December 31, 2009 and 2008 was $1,953,000 and $2,440,000, respectively.  On January 28, 2008, the Company entered into an additional swap agreement with RBS with respect to a $3,000,000 notional amount of a floating rate revolving loan, fixing the interest rate on such amount from prime plus 0.75% to 6.17%.  The remaining notional amount relating to this swap was $3,000,000 at December 31, 2009 and 2008.  These swap agreements are designated as cash flow hedges and hedge the Company’s exposure to interest rate fluctuations on the portions of the principal amount of loans with RBS that are covered by the swap agreements.  These swap agreements are derivative financial instruments and the Company determines the fair market value of these agreements on a quarterly basis, based on RBS’s mark-to-market statement, recording the fair market value of these contracts on the balance sheet with the offset to other comprehensive loss.  As of December 31, 2009, the Company has recorded the fair value of these swap agreements on the balance sheet as a liability of $189,000.  For the quarter and year ended December 31, 2009, the Company recorded unrealized gains of $40,000 and $153,000, and for the quarter and year ended December 31, 2008, the Company recorded an unrealized loss of $162,000 and $242,000, respectively with respect to these swap agreements in other comprehensive income, which represents the change in value of these swap agreements for the quarter and year then ended.

The Company has not had any realized loss from financial instruments during 2009 and 2008.

As a result of the use of derivative instruments, the Company is exposed to risk that the counterparty may fail to meet their contractual obligations.  Recent adverse developments in the global financial and credit markets could negatively impact the creditworthiness of our counterparty and cause them to fail to perform as expected.  To mitigate the counterparty credit risk, we have only entered into contracts with a major financial institution based upon their credit ratings and other factors, and continually assess the creditworthiness of the counterparty.  To date, the counterparty has performed in accordance with their contractual obligations.

5.  Other Comprehensive Loss

The following table sets forth the tax effects of components of other comprehensive loss and the accumulated balance of other comprehensive loss and each component.

Tax Effects Allocated to Each Component of Other Comprehensive Income (Loss) for the years ended December 31, 2009 and 2008

		Tax
	Before-Tax	(Expense)	Net-of-Tax
	Amount	or Benefit	Amount
2009
Foreign currency translation adjustments	$9,858	$-	$9,858
Unrealized gain on derivative instruments	152,830	-	152,830
Other comprehensive income	$162,688	$-	$162,688

		Tax
	Before-Tax	(Expense)	Net-of-Tax
	Amount	or Benefit	Amount
2008
Foreign currency translation adjustments	$(1,123,038)	$-	$(1,123,038)
Unrealized loss on derivative instruments	(241,809)	-	(241,809)
Other comprehensive loss	$(1,364,847)	$-	$(1,364,847)

Accumulated Other Comprehensive Loss Balances as December 31, 2009

			Accumulated
	Foreign	Unrealized	Other
	Currency	Loss on	Comprehensive
	Items	Derivatives	Income
Beginning balance	$(1,624,685)	$(341,445)	$(1,966,130)
Current period change, net of tax	9,858	152,830	162,688
Ending balance	$(1,614,827)	$(188,615)	$(1,803,442)

Accumulated Other Comprehensive Loss Balances as December 31, 2008

			Accumulated
	Foreign	Unrealized	Other
	Currency	Loss on	Comprehensive
	Items	Derivatives	Income
Beginning balance	$(501,647)	$(99,636)	$(601,283)
Current period Change, net of tax	(1,123,038)	(241,809)	(1,364,847)
Ending balance	$(1,624,685)	$(341,445)	$(1,966,130)

For the years ended December 31, 2009 and 2008 no tax benefit for foreign currency translation adjustments has been recorded as such amounts would result in a deferred tax asset. For the years ended December 31, 2009 and 2008 no income tax benefit was recorded for the unrealized losses on the derivative instruments by reason of the fact that the tax benefit was offset by the valuation allowance with respect to the related deferred tax asset.

6.  Major Customers

For the year ended December 31, 2009, the Company had three customers that accounted for approximately 27.7%, 15.4% and 11.1%, respectively, of consolidated net sales. In 2008, the top three customers accounted for approximately 20.0%, 16.9%, and 15.5%, respectively.  At December 31, 2009, the outstanding accounts receivable balances due from these three customers were $2,783,000, $574,000 and $813,000, respectively. At December 31, 2008, the outstanding accounts receivable balances due from these customers were $2,155,000, $311,000, and $144,000, respectively.

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

 Inventories are comprised of the following:

	December 31,	December 31,
	2009	2008
Raw materials	$1,520,000	$1,676,000
Work in process	442,000	1,075,000
Finished goods	8,024,000	8,183,000
Allowance for excess quantities	(342,000)	(429,000)
Total inventories	$9,644,000	$10,505,000

8. Notes Payable

Long term debt consists of:

	Dec. 31, 2009	Dec. 31, 2008
Term Loan with RBS, payable in monthly installments of $58,333 plus interest at prime (3.25% at December 31, 2009 and 2008) plus 0.75% (4.00%) and 0.50% (3.75%) at December 31, 2009 and 2008, respectively (amortized over 60 months) balance due January 31, 2011	$817,000	$1,517,000

Mortgage Loan with RBS, payable in monthly installments of $9,333 plus interest at prime (3.25% at December 31, 2009 and 2008) plus 0.75% (4.00%) and 0.50% (3.75%) at December 31, 2009 and 2008, respectively (amortized over 25 years) balance of $2,300,000 due January 31, 2011	$2,371,000	$2,481,000

(2009) Asset Financing Loans (Forklift financed with Yale Financial Services; Pouch Machines financed with RBS): Forklift payable in monthly installments of $574 (amortized over 5 years); Pouch Machine #6; payable in monthly installments of $5,626 (amortized over 5 years); Pouch Machine #7, 8; payable in monthly installments of $9,891 (amortized over 5 years); Pouch Machine #9, 10,11; payable in monthly installments of $14,111 (amortized over 5 years); (2008) Asset Financing Loans (Forklift financed with Yale Financial Services; Pouch Machines financed with RBS): Forklift payable in monthly installments of $426 (amortized over 5 years); Pouch Machine #6; payable in monthly installments of $5,626 (amortized over 5 years); Pouch Machine #7, 8; payable in monthly installments of $9,891 (amortized over 5 years); Pouch Machine #9, 10,11; payable in monthly installments of $14,111 (amortized over 5 years)
	1,033,000	1,314,000

Subordinated Notes (Officers) due on demand, interest at 9% (See Notes 10, 14)	$638,000	$638,000

Subordinated Notes (Officers) due on demand, interest at 8% (See Notes 10, 14)	$814,000	$814,000

Subordinated Notes (Officers) due 2011, interest at prime (3.25% at December 31, 2009 and 2008) plus 2%, 5.25% as of December 31, 2009 and 2008, net of debt discount of $96,000 and $185,000 at December 31, 2009 and 2008, respectively	$904,000	$815,000

Notes Payable (Affiliates) due 2013, interest at 8.5%	$659,000	$858,000

Notes Payable (Affiliates) due 2021, interest at 11.75%	$126,000	$36,000

Total long-term debt	$7,362,000	$8,473,000

Less current portion	$(2,480,000)	$(2,174,000)

Total Long-term debt, net of current portion	$4,882,000	$6,299,000

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

As of December 31, 2009, the Company was in compliance with these covenants.  On January 26, 2010, the Company entered into an amendment to the Loan Agreement extending the revolving loan term to April 30, 2010.  Management expects that a similar agreement with RBS or with another lender will be obtained in the future.

The Company used interest rate swaps as a cash flow hedge to manage interest costs and the risk associated with changing interest rates of long-term debt.  (See Note 4)

John H. Schwan and Stephen M. Merrick both as officers, directors and principal shareholders of the Company have each personally guaranteed the obligations of the Company to RBS up to $2,000,000.  (See Note 14)

As of December 31, 2009 the balance outstanding on the revolving line of credit with RBS was $7,599,000 with respect to which $3,000,000 covered by the swap agreement bears interest of 6.17% and the balance bears  interest of 4.00%.

Future minimum principal payments, exclusive of debt discount, for amounts outstanding under these long-term debt agreements for each of the years ended December 31:

2010	$2,480,000
2011	4,047,000
2012	554,000
2013	193,000
2014	17,000
Thereafter	71,000
Total	$7,362,000

9. Current Liabilities

As of December 31, 2009, Accrued Liabilities includes $776,000 in payroll accruals and $189,000 in mark to market liabilities.  As of December 31, 2008, Accrued Liabilities includes $1,147,000 in accruals and $341,000 in mark to market liabilities.

10. Subordinated Debt

In February 2003, the Company received $1,630,000 from certain shareholders in exchange for (a) 9% subordinated notes, and (b) five year warrants to purchase 163,000 common shares at $4.87 per share. The proceeds were to (i) re-finance the bank loan of CTI Mexico in the amount of $880,000 and (ii) to provide financing for CTI Mexico and Flexo Universal. The value of the warrants was $460,000 calculated using Black-Scholes option pricing formula. The Company applied the discount against the subordinated debt. The discount is being amortized using the effective interest method to interest expense over the term of the debt. These loans are subordinated to the Bank debt of the Company.  On February 8, 2008 those shareholders exercised these warrants in exchange for a reduction on these notes of $794,000.  The remaining balance of $638,000 is due on demand.

In February 2006, the Company received $1,000,000 from certain shareholders in exchange for (a) five year subordinated notes bearing interest at 2% over the prime rate determined on a quarterly basis, and (b) five year warrants to purchase an aggregate of 303,030 shares of common stock of the Company at the price of $3.30 per share. The proceeds were to fund capital improvements and give additional liquidity to the Company.  The value of the warrants was $443,000 using the Black-Scholes option pricing formula. The Company applied the discount against the subordinated debt. The discount is amortized using the effective interest method to interest expense over the term of the debt. These loans are subordinated to the Bank debt of the Company.  The remaining balance of $904,000 (net $96,000 discount) is due in 2011.

At various times from 2003 to 2005, certain shareholders loaned an aggregate of $814,000 to the Company in exchange for notes bearing interest at an annual rate of 8%. These notes are subordinated to the bank loan of the Company.  The remaining balance of $814,000 is due on demand.

11. Income Taxes

The income tax provisions are comprised of the following:

	Dec. 31 2009	Dec. 31 2008
Current:
Federal	$-	$-
State	-	-
Foreign	128,155	205,089
	$128,155	$205,089

Deferred
Federal	$(13,764)	$41,690
State	-	-
Foreign	-	-
	(13,764)	41,690
Total Income Tax Provision	$114,391	$246,779

The components of the net deferred tax asset at December 31 are as follows:

	2009	2008
Deferred tax assets:
Allowance for doubtful accounts	$15,896	$8,389
Inventory allowances	125,766	126,109
Accrued liabilities	66,473	60,868
Unicap 263A adjustment	140,257	121,144
Net operating loss carryforwards	1,918,524	2,451,446
Alternative minimum tax credit carryforwards	351,619	342,673
State investment tax credit carryforward	30,512	30,512
Foreign tax credit carryforward	298,635	298,635
Other foreign tax items	43,582	43,582
Foreign asset tax credit carryforward	(80,368)	-
Total deferred tax assets	2,910,896	3,483,358
Deferred tax liabilities:
Book over tax basis of capital assets	(1,148,598)	(1,276,174)
Other foreign tax items	(165,099)	(288,146)
	1,597,199	1,919,038
Less: Valuation allowance	(528,988)	(902,452)
Net deferred tax assets	$1,068,211	$1,016,586

The Company maintains a valuation allowance with respect to deferred tax assets as a result of the uncertainty of ultimate realization. At December 31, 2009, the Company has net operating loss carryforwards of approximately $4,703,000 expiring in various years through 2025. In addition, the Company has approximately $352,000 of alternative minimum tax credits as of December 31, 2009, which have no expiration date.

Income tax provisions differed from the taxes calculated at the statutory federal tax rate as follows:

	Years Ended December 31,
	2009	2008
Taxes at statutory rate	$392,466	$490,397
State income taxes	54,026	67,507
Nondeductible expenses	17,827	24,277
Decrease in deferred tax valuation allowance	(373,464)	(324,549)
Foreign taxes and other	23,536	(10,853)
Income tax provision	$114,391	$246,779

The Company files tax returns in the U.S. federal and U.K and Mexico foreign tax jurisdictions and various state jurisdictions. The tax years 2006 through 2009 remain open to examination. Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. During the twelve months ended December 31, 2009 and 2008, the Company did not recognize expense for interest or penalties, and do not have any amounts accrued at December 31, 2009 and 2008, as the Company does not believe it has taken any uncertain tax positions.

12. Notes Payable Affiliates

Items identified as Notes Payable Affiliates in the Company’s Consolidated Balance Sheet as of December 31, 2009 include loans by officers/shareholders to Flexo Universal totaling $659,000.  Items identified as Notes Payable Affiliates in the Company’s Consolidated Balance Sheet as of December 31, 2008 include loans by officers/shareholders to Flexo Universal totaling $858,000.  The remaining balance of $126,000 and $36,000 at December 31, 2009 and 2008, respectively, represents loans from a number of various employees of Flexo Universal.  (See Note 14)

13. Employee Benefit Plan

The Company has a defined contribution plan for substantially all employees. Profit sharing contributions may be made at the discretion of the Board of Directors. Effective January 1, 2006, the Company amended its defined contribution plan.  Under the amended plan, the maximum contribution for the Company is 5% of gross wages. Employer contributions to the plan totaled $99,000 and $118,000 for the years ended December 31, 2009 and 2008, respectively.

14. Related Party Transactions

Stephen M. Merrick is of counsel to a law firm from which we received legal services during the year.  Mr. Merrick is both a director and a shareholder of the Company.  Legal fees incurred with this firm or predecessor, were $130,000 and $174,000 for the years ended December 31, 2009 and 2008, respectively.

John H. Schwan, Chairman of the Company, is a principal of Shamrock Packaging and affiliated companies. The Company made purchases of packaging materials from Shamrock of approximately $1,718,000 and $824,000 during the years ended December 31, 2009 and 2008, respectively.

John H. Schwan, Chairman of the Company, is one of the owners of White Horse Production, Inc.  The Company made purchases from White Horse of approximately $44,000 and $46,000 during the years ended December 31, 2009 and 2008, respectively.

John H. Schwan, Chairman of the Company, and Howard W. Schwan, President of the Company, are the brothers of Gary Schwan, one of the owners of Schwan Incorporated which provides building maintenance and remodeling services to the Company.  The Company made purchases from Schwan Incorporated of approximately $27,000 and $142,000 during the years ended December 31, 2009 and 2008, respectively.

During the period from January 2003 to the present, John H. Schwan, Chairman of the Company, and Stephen M. Merrick, Executive Vice President and Chief Financial Officer have made loans to the Company and to Flexo which have outstanding balances, for the Company of $2,356,000 and $2,267,000 (net of discount of $96,000 and $185,000, respectively) and for Flexo of $659,000 and $858,000 as of December 31, 2009 and 2008, respectively.

During 2009 and 2008 interest expense to these individuals on these outstanding loans was $228,000 and $414,000, respectively.  (See Notes 10 and 12)

15. Goodwill

Under the provisions of FASB GAAP USA, goodwill is subject to at least annual assessments for impairment by applying a fair-value based test.  FASB GAAP USA also requires that an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the asset can be sold, licensed, rented or exchanged, regardless of the acquirer’s intent to do so. The Company has no acquired intangible assets other than goodwill.

As of December 31, 2009 and 2008 we determined that the fair value of the Company’s interest in goodwill related to Flexo Universal as recorded was not impaired.  The carrying amount of goodwill as of December 31, 2009 and 2008 was $989,000.

16. Commitments

Operating Leases

In September of 2005, the Company entered into a lease to rent 16,306 square feet of space in Cary, Illinois from Trinity Assets.  The extended term of this lease expired in September 2009.  The Company’s United Kingdom subsidiary also maintains a lease for office and warehouse space, which expires in 2019.  In February 2008, Flexo Universal entered into a 3-year lease to rent 43,000 square feet of warehouse and office space in Guadalajara, Mexico at the cost of $19,200 per month.  The Company leases office and warehouse equipment under operating leases, which expire on various dates through December 2011.  All of the Company’s lease payments are recognized on a straight-line basis as none of the leases have escalation clauses.

The net lease expense was $511,000 and $445,000 for the years ended December 31, 2009 and 2008, respectively.

The future aggregate minimum net lease payments under existing agreements as of December 31, are as follows:

2010	$329,000
2011	$99,000
2012	$56,000
2013	$47,000
2014	$47,000
Thereafter	$235,000
Total	$813,000

Licenses

The Company has certain merchandising license agreements, which are of a one to two year duration that require royalty payments based upon the Company’s net sales of the respective products. The agreements call for guaranteed minimum commitments that are determined on a calendar year basis. Future guaranteed commitments due, as computed on a pro rata basis, as of December 31, are as follows:

2010	$122,750
2011	$103,000

17. Stockholders’ Equity

Stock Options

The Company has adopted FASB GAAP USA which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated financial statements based on their grant-date fair values.

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

The Company has  applied the Black-Scholes model to value stock-based awards.  That model incorporates various assumptions in the valuation of stock-based awards relating to the risk-free rate of interest to be applied, the estimated dividend yield and expected volatility of our common stock.  The risk-free rate of interest is the U.S. Treasury yield curve for periods within the expected term of the option at the time of grant.  The dividend yield on our common stock is assumed to be zero as we have historically not paid dividends and have no current plans to do so in the future.  The expected volatility is based on historical volatility of the Company’s common stock.

The valuation assumptions we have applied to determine the value of stock-based awards were as follows:

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

Dividend yield:  The estimate for dividend yield is 0.0%, because the Company has not historically paid a dividend.

Estimated pre-vesting forfeitures:  When estimating forfeitures, the Company considers historical terminations as well as anticipated retirements.

The Company’s net income for the fiscal year ended December 31, 2009 and 2008 includes approximately $87,000 and $58,000, respectively, of compensation costs related to share-based payments.  As of December 31, 2009, there is $97,000 of unrecognized compensation expense related to non-vested stock option grants.  We expect approximately $72,000 and $25,000 to be recognized during 2010 and 2011, respectively.  No options were exercised during 2009.

On March 19, 1999, the Board of Directors approved for adoption, effective May 6, 1999, the 1999 Stock Option Plan (“Plan”).  The Plan authorizes the grant of options to purchase up to an aggregate of 158,733 shares of the Company’s Common Stock.  As of December 31, 2009, 148,223 shares have been granted under the 1999 Stock Option Plan and were fully vested at the time of grant, 25,786 remain outstanding.

On April 12, 2001, the Board of Directors approved for adoption, effective December 27, 2001, the 2001 Stock Option Plan (the “Plan”). The Plan authorizes the grant of options to purchase up to an aggregate of 119,050 shares of the Company’s Common Stock. As of December 31, 2009, 139,958 shares have been granted and were fully vested at the time of grant, 19,453 remain outstanding.  During 2009, 17,858 shares were cancelled.

On April 24, 2002, the Board of Directors approved for adoption, effective October 12, 2002, the 2002 Stock Option Plan (“Plan”).  The Plan authorizes the grant of options to purchase up to an aggregate of 142,860 shares of the Company’s Common Stock. As of December 31, 2009, 123,430 shares have been granted and were fully vested at the time of grant, 38,500 remain outstanding.  During 2009, 10,000 shares were cancelled.

On June 22, 2007, the Board of Directors approved for adoption, effective October 1, 2007, the 2007 Incentive Stock Plan (“Plan”). The Plan authorizes the grant of options to purchase up to an aggregate of 150,000 shares of the Company’s Common Stock.  On October 1, 2007, the company issued 74,000 shares under the 2007 Plan.  During 2008, the company issued an additional 77,500 shares under the 2007 Plan.  The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:  risk-free interest rate of 3.89%; dividend yield of 0%; volatility factor of the expected price of the Company’s stock was 60.67%; and a weighted average expected life of 2.8 years.  Under this plan, 137,000 shares remain outstanding, 84,625 shares are vested and 52,375 are not vested.  During 2009, 12,000 shares were cancelled.

2007 Stock Incentive Plan Vesting Schedule
%	Years After Grant Date
25	0.5
50	1
75	2
100	3

On April 10, 2009, the Board of Directors approved for adoption, and on June 5, 2009, the shareholders of the Company approved, a 2009 Incentive Stock Plan (“Incentive Stock Plan”).  The Incentive Stock Plan authorizes the issuance of up to 250,000 shares of stock or options to purchase stock of the Company.  No stock or options have been granted under this Plan to date.

The following is a summary of options exercised during the years ended December 31:

	2009		2008
		Intrinsic		Intrinsic
	Shares	Value	Shares	Value

1999 Plan	-	$-	3,976	$13,000

2001 Plan	-	$-	4,381	$18,000

2002 Plan	-	$-	-	$-

The following is a summary of the activity in the Company’s stock option plans and other options for the years ended December 31, 2009 and 2008, respectively.

		Weighted		Weighted
		Avg.		Avg.
	Dec. 31,	Exercise	Dec. 31,	Exercise
	2009	Price	2008	Price
Exercisable, beginning of period	159,252	$2.87	194,370	$3.32
Granted	-	-	-	-
Vested	53,625	3.03	35,750	4.76
Exercised	-	-	(8,357)	2.44
Cancelled	(32,608)	2.26	(62,511)	5.75
Exercisable at the end of period	180,269	$3.03	159,252	$2.87

		Weighted		Weighted
		Avg.		Avg.
	Dec. 31,	Exercise	Dec. 31,	Exercise
	2009	Price	2008	Price
Outstanding, beginning of period	272,502	$2.95	268,370	$3.71
Granted	-	-	77,500	4.75
Exercised	-	-	(8,357)	2.44
Cancelled	(39,858)	2.42	(65,011)	5.75
Outstanding at the end of period	232,644	$3.04	272,502	$2.95

At December 31, 2009, available options to grant were 250,000 under the 2009 Stock Incentive Plan.

Significant option groups outstanding at December 31, 2009 and related weighted average price and remaining life information are as follows:

	Options Outstanding				Options Vested
Grant Date	Shares	Wtd Avg	Remain. Life	Intrinsic Val	Shares	Wtd Avg	Remain. Life	Intrinsic Val
Mar 2000	25,786	$1.89	0.2	$10,057	25,786	$1.89	0.2	$10,057
Dec 2001	5,953	$1.47	2.0	$4,822	5,953	$1.47	2.0	$4,822
Apr 2002	11,905	$2.10	2.3	$2,143	11,905	$2.10	2.3	$2,143
Dec 2005	52,000	$2.88	6.0	$-	52,000	$2.88	6.0	$-
Oct 2007	64,500	$4.76	1.8	$-	48,375	$4.76	1.8	$-
Aug 2008	6,000	$6.14	2.6	$-	3,000	$6.14	2.6	$-
Oct 2008	2,500	$4.97	2.8	$-	1,250	$4.97	2.8	$-
Nov 2008	64,000	$1.84	2.9	$28,060	32,000	$1.84	2.9	$14,030

TOTAL	232,644	$3.04	2.9	$45,081	180,269	$3.03	3.0	$31,051

As of December 31, 2009 the aggregate intrinsic value of options in the money, outstanding and exercisable were $45,000 and $31,000, respectively.

Warrants

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

The following is a summary of the activity in the Company’s warrants for the years ended December 2009 and 2008:

		Weighted		Weighted
		Avg.		Avg.
	Dec. 31,	Exercise	Dec. 31,	Exercise
	2009	Price	2008	Price
Outstanding and Exercisable, beginning of period	343,030	$3.47	466,030	$3.85
Granted	-	-	40,000	4.80
Exercised	-	-	(163,000)	4.87
Cancelled	-	-	-	-
Outstanding and Exercisable at the end of period	343,030	$3.47	343,030	$3.47

The warrants, outstanding and exercisable as of December 31, 2009 had zero intrinsic value since they were out of the money.

SEDA

On June 6, 2006, we entered into a Standby Equity Distribution Agreement with Cornell Capital pursuant to which we were permitted, at our discretion; periodically sell to Cornell Capital shares of common stock for a total purchase price of up to $5 million.  The commitment of Cornell Capital was for a term commencing on the effective date of our registration statement covering the shares to be sold and expiring after 24 months from that date.  The commitment expired on January 28, 2009.  For each share of common stock purchased under the Standby Equity Distribution Agreement, Cornell Capital agreed to pay one hundred percent (100%) of the lowest volume weighted average price (as quoted by Bloomberg, LP) of our common stock on the NASDAQ Capital Market or other principal market on which our common stock was traded for the five (5) days immediately following the notice date.  Furthermore, Cornell Capital received five percent (5%) of each advance in cash under the Standby Equity Distribution Agreement as an underwriting discount.

On December 28, 2006, we filed a Registration Statement for the registration of 403,500 shares of our common stock.  On January 26, 2007, the Registration Statement was declared effective.  On July 24, 2008, we filed an amended Registration Statement, which was declared effective.  As of December 31, 2008 we had sold an aggregate of 341,864 shares of common stock to Cornell under the SEDA and have received net proceeds from the sale of those shares in the amount of $1,449,000.

18. Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during each period.

Diluted earnings per share is computed by dividing the net income by the weighted average number of shares of common stock and equivalents (stock options and warrants), unless anti-dilutive, during each period.

The number of anti-dilutive shares (not included in the determination of earnings on a diluted basis) for the three months ended December 31, 2009, were 468,030 of which 343,030 were represented by warrants and 125,000 were represented by options.  For the twelve months ended December 31, 2009, 479,935 shares were anti-dilutive 343,030 were represented by warrants, 136,905 were represented by options.  The number of anti-dilutive shares (not included in the determination of earnings on a diluted basis) for the three months ended December 31, 2008, were 423,030 of which 343,030 were represented by warrants and 80,000 were represented by options.  For the twelve months ended December 31, 2008, 120,000 shares were anti-dilutive of which 40,000 were represented by warrants and 80,000 were represented by options.

Consolidated Earnings per Share

	Year Ended December 31,
	2009	2008
Basic
Average shares outstanding:
Weighted average number of shares outstanding during the period	2,765,277	2,763,017

Earnings:
Net income attributable to CTI Industries Corporation	$1,003,140	$1,154,133

Amount for per share Computation	$1,003,140	$1,154,133

Net earnings applicable to Common Shares	$0.36	$0.42

Diluted
Average shares outstanding:	2,765,277	2,763,017
Weighted averages shares Outstanding Common stock equivalents (options, warrants)	9,785	135,664

Weighted average number of shares outstanding during the period	2,775,062	2,898,681

Earnings:
Net income attributable to CTI Industries Corporation	$1,003,140	$1,154,133

Amount for per share computation	$1,003,140	$1,154,133

Net income applicable to Common Shares	$0.36	$0.40

19. Geographic Segment Data

The Company’s operations consist of a business segment which designs, manufactures, and distributes film products. Transfers between geographic areas were primarily at cost plus a standard markup. The Company’s subsidiaries have assets consisting primarily of trade accounts receivable, inventory and machinery and equipment. Sales and selected financial information by geographic area for the years ended December 31, 2009 and 2008, respectively:

	United States	United Kingdom	Mexico	Consolidated
Year ended 12/31/09
Sales to outside customers	$31,873,000	$1,971,000	$7,451,000	$41,295,000
Total Assets	$23,801,000	$733,000	$5,861,000	$30,395,000

	United States	United Kingdom	Mexico	Consolidated
Year ended 12/31/08
Sales to outside customers	$34,701,000	$2,762,000	$7,518,000	$44,981,000
Total Assets	$24,709,000	$740,000	$4,539,000	$29,988,000

20. Contingencies

On December 20, 2006, Pliant Corporation filed an action against the Company in the Circuit Court of Cook County, Illinois.  In the action, Pliant claimed that there was due from the Company to Pliant the sum of $245,000 for goods sold and delivered by Pliant to the Company as well as interest on such amount.  On September 30, 2009, this action was settled by payment by the Company to Pliant of the sum of $125,000.

In addition, the Company is also party to certain lawsuits arising in the normal course of business. The ultimate outcome of these matters is unknown, but in the opinion of management, the settlement of these matters is not expected to have a significant effect on the future financial position, cash flows or results of operations of the Company.

21. Subsequent Event

On January 26, 2010, the Company entered into the Sixth Amendment to Loan Agreement with RBS under which the term of the revolving loan facility of the Company with the Bank was extended to April 30, 2010.

Schedule II – Valuation and Qualifying Accounts:

The following is a summary of the allowance for doubtful accounts related to accounts receivable for the years ended December 31:

	2009	2008
Balance at beginning of year	$39,000	$312,000
Charged to expenses	$65,000	$139,000
Uncollectible accounts written off	$(47,000)	$(412,000)
Balance at end of year	$57,000	$39,000

The following is a summary of the allowance for excess inventory for the years ended December 31:

	2009	2008
Balance at beginning of year	$429,000	$383,000
Charged to expenses	$25,000	$150,000
Obsolete inventory written off	$(112,000)	$(104,000)
Balance at end of year	$342,000	$429,000

The following is a summary of property and equipment and the related accounts of accumulated depreciation for the years ended December 31:

	2009	2008
Cost Basis
Balance at beginning of year	$31,253,000	$29,696,000
Additions	$835,000	$1,557,000
Disposals	$-	$-
Balance at end of year	$32,088,000	$31,253,000

Accumulated depreciation
Balance at beginning of year	$20,677,000	$19,600,000
Depreciation	$1,878,000	$1,077,000
Disposals	$-	$-
Balance at end of year	$22,555,000	$20,677,000