Form 10-Q
period 2010-03-31
CTI INDUSTRIES CORP
filed 2010-05-14
CIK 1042187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.   20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

The number of shares outstanding of the Registrant’s common stock as of May 1, 2010 was 2,778,099.

INDEX

PART I – FINANCIAL INFORMATION

Item No. 1	Financial Statements
	Condensed Consolidated Interim Balance Sheet at March 31, 2010 (unaudited)
	and December 31, 2009	1
	Condensed Consolidated Interim Statements of Income (unaudited) for the
	three months ended March 31, 2010 and March 31, 2009	2
	Condensed Consolidated Interim Statements of Cash Flows (unaudited) for the three months ended March 31, 2010 and March 31, 2009	3
	Condensed Consolidated Interim Consolidated Earnings per Share (unaudited)
	for the three months ended March 31, 2010 and March 31, 2009	4
	Notes to Condensed Consolidated Financial Statements (unaudited)	5
Item No. 2	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	15
Item No. 3	Quantitative and Qualitative Disclosures Regarding Market Risk	20
Item No. 4	Controls and Procedures	20

PART II – OTHER INFORMATION

Item No. 1	Legal Proceedings	20
Item No. 1A	Risk Factors	20
Item No. 2	Unregistered Sales of Equity Securities and Use of Proceeds	20
Item No. 3	Defaults Upon Senior Securities	20
Item No. 4	Submission of Matters to a Vote of Security Holders	21
Item No. 5	Other Information	21
Item No. 6	Exhibits	21
	Signatures	23
	Exhibit 10.2
	Exhibit 10.3
	Exhibit 10.4
	Exhibit 10.5
	Exhibit 31.1
	Exhibit 31.2
	Exhibit 32

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

CTI Industries Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

	March 31, 2010	December 31, 2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$678,517	$870,446
Accounts receivable, (less allowance for doubtful accounts of $80,000
and $57,000, respectively)	8,694,793	7,320,181
Inventories, net	10,124,880	9,643,914
Net deferred income tax asset	727,022	706,754
Prepaid expenses and other current assets	577,620	607,127

Total current assets	20,802,832	19,148,422

Property, plant and equipment:
Machinery and equipment	22,569,288	22,390,891
Building	3,216,990	3,183,795
Office furniture and equipment	2,684,513	2,677,476
Intellectual property	345,092	345,092
Land	250,000	250,000
Leasehold improvements	440,030	428,864
Fixtures and equipment at customer locations	2,541,881	2,541,881
Projects under construction	269,222	270,131
	32,317,016	32,088,130
Less : accumulated depreciation and amortization	(23,085,386)	(22,554,719)

Total property, plant and equipment, net	9,231,630	9,533,411

Other assets:
Deferred financing costs, net	-	11,846
Goodwill	1,033,077	989,108
Net deferred income tax asset	387,053	361,457
Other assets (due from related party $135,000 and $79,000, respectively)	370,185	351,065

Total other assets	1,790,315	1,713,476

TOTAL ASSETS	31,824,777	30,395,309
LIABILITIES AND EQUITY
Current liabilities:
Checks written in excess of bank balance	828,655	735,257
Trade payables	3,560,434	3,236,607
Line of credit	7,530,499	7,598,671
Notes payable - current portion	1,047,093	1,111,307
Notes payable - officers, current portion, net of debt discount of $74,000 and $89,000	2,384,220	1,368,964
Accrued liabilities	3,063,831	2,683,714

Total current liabilities	18,414,732	16,734,520

Long-term liabilities:
Notes Payable - Affiliates	744,525	780,087
Notes payable, net of current portion	2,897,149	3,108,849
Notes payable - officers, subordinated, net of debt discount of $0 and $96,000	-	992,632
Total long-term liabilities	3,641,674	4,881,568

Equity:
CTI Industries Corporation stockholders' equity:
Preferred Stock — no par value 2,000,000 shares authorized
0 shares issued and outstanding	$-	$-
Common stock - no par value, 5,000,000 shares authorized,
2,848,756 and 2,808,720 shares issued and 2,778,099 and 2,808,720
outstanding, respectively	3,764,020	3,764,020
Paid-in-capital	8,789,695	8,693,946
Warrants issued in connection with subordinated debt and bank debt	443,313	443,313
Accumulated deficit	(1,607,884)	(2,206,728)
Accumulated other comprehensive loss	(1,549,453)	(1,803,442)
Less: Treasury stock, 70,657 shares and 70,657 shares	(128,446)	(128,446)

Total CTI Industries Corporation stockholders' equity	9,711,245	8,762,663

Noncontrolling interest	57,126	16,558

Total Equity	9,768,371	8,779,221

TOTAL LIABILITIES AND EQUITY	$31,824,777	$30,395,309

See accompanying notes to condensed consolidated unaudited financial statements

CTI Industries Corporation and Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)

	For the Three Months Ended March 31,
	2010	2009
Net Sales	$12,410,766	$9,603,422

Cost of Sales	9,366,194	7,536,919

Gross profit	3,044,572	2,066,503

Operating expenses:
General and administrative	1,260,679	1,039,636
Selling	340,425	177,057
Advertising and marketing	483,412	388,062

Total operating expenses	2,084,516	1,604,755

Income from operations	960,056	461,748

Other income (expense):
Interest expense	(248,403)	(295,664)
Interest income	4,330	113
Foreign currency gain	(13,223)	(21,598)

Total other expense, net	(257,296)	(317,149)

Net Income before taxes	702,760	144,599

Income tax expense	116,359	50,158

Net Income	586,401	94,441

Less: Net (loss) income attributable to noncontrolling interest	(12,443)	1,234

Net income attributable to CTI Industries Corporation	$598,844	$93,207

Other Comprehensive Income
Unrealized gain on derivative instruments	$34,197	$26,704
Foreign currency adjustment	$219,792	$(148,901)
Comprehensive income (loss)	$852,833	$(28,990)

Basic income per common share	$0.22	$0.03

Diluted income per common share	$0.21	$0.03

Weighted average number of shares and equivalent shares
of common stock outstanding:
Basic	2,769,002	2,808,720

Diluted	2,793,863	2,825,482

See accompanying notes to condensed consolidated unaudited financial statements

CTI Industries Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended March 31,
	2010	2009

Cash flows from operating activities:
Net income	$586,401	$94,441
Adjustment to reconcile net income to cash
provided by operating activities:
Depreciation and amortization	495,579	468,341
Amortization of debt discount	22,167	22,167
Stock based compensation	47,013	20,615
Provision for losses on accounts receivable	25,402	23,346
Provision for losses on inventories	9,984	(11,035)
Shares issued under consulting agreement	-	13,437
Deferred income taxes	86,359	50,158
Change in assets and liabilities:
Accounts receivable	(1,302,167)	(728,142)
Inventories	(409,659)	228,275
Prepaid expenses and other assets	39,120	(174,948)
Trade payables	364,426	661,168
Accrued liabilities	279,076	(37,403)

Net cash provided by operating activities	243,701	630,420

Cash used in investing activity - purchases of property, plant and equipment	(197,167)	(234,847)

Net cash used in investing activity	(197,167)	(234,847)

Cash flows from financing activities:
Change in checks written in excess of bank balance	93,435	(57,527)
Net change in revolving line of credit	(68,172)	(28,399)
Repayment of long-term debt (related parties $47,000 and $103,000)	(411,738)	(199,900)
Proceeds from exercise of stock options	48,737	-
Cash received from investment in subsidiary	42,299	-
Cash paid for deferred financing fees	(6,813)	(40,555)

Net cash used in financing activities	(302,252)	(326,381)

Effect of exchange rate changes on cash	19,470	(5,638)

Net (decrease) increase in cash and cash equivalents	(236,248)	63,554

Cash and cash equivalents at beginning of period	914,765	180,578

Cash and cash equivalents at end of period	$678,517	$244,132

Supplemental disclosure of cash flow information:
Cash payments for interest	$211,756	$227,093

Supplemental Disclosure of non-cash investing and financing activity
Stock issued under consulting agreement	$-	$13,437

Property, Plant & Equipment acquisitions funded by liabilities	$40,448	$38,311

See accompanying notes to condensed consolidated unaudited financial statements

CTI Industries Corporation and Subsidiaries
Condensed Consolidated Earnings per Share (unaudited)

	Three Months Ended March 31,
	2010	2009
Basic
Average shares outstanding:
Weighted average number of common shares
outstanding	2,769,002	2,808,720

Net income:
Net income attributable to CTI Industries Corporation	$598,844	$93,207

Per share amount	$0.22	$0.03

Diluted
Average shares outstanding:
Weighted average number of common shares
outstanding	2,769,002	2,808,720

Effect of dilutive shares	24,861	16,762

Weighted average number of shares and
equivalent shares of common stock
outstanding	2,793,863	2,825,482

Net income:
Net income attributable to CTI Industries Corporation	$598,844	$93,207

Per share amount	$0.21	$0.03

See accompanying notes to condensed consolidated unaudited financial statements

CTI Industries Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 - Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited but in the opinion of management contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the consolidated financial position and the consolidated results of operations and consolidated cash flows for the periods presented in conformity with generally accepted accounting principles for interim consolidated financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2009.

Principles of consolidation and nature of operations:

The condensed consolidated financial statements include the accounts of CTI-US and its wholly-owned subsidiaries, CTI Balloons Limited, CTI Helium, Inc. and CTF International S.A. de C.V., as well as its majority-owned subsidiaries CTI Mexico S.A. de C.V., Flexo Universal, S.A. de C.V. and CTI Europe gmbH (the “Company”). All significant intercompany transactions and accounts have been eliminated in consolidation. The Company (i) designs, manufactures and distributes balloon products throughout the world and (ii) operates systems for the production, lamination, coating and printing of films used for food packaging and other commercial uses and for conversion of films to flexible packaging containers and other products.

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

As of March 31, 2010, shares to be issued upon the exercise of options and warrants aggregated 191,858 and 343,030, respectively.  As of March 31, 2009, shares to be issued upon the exercise of options and warrants were 272,497 and 343,030, respectively.  The number of anti-dilutive shares (not included in the determination of earnings on a diluted basis) for the three months ended March 31, 2010 were 453,030 of which 110,000 were represented by options and 343,030 were represented by warrants.  The number of anti-dilutive shares (not included in the determination of earnings on a diluted basis) for the three months ended March 31, 2009 were 485,030 of which 142,000 were represented by options and 343,030 were represented by warrants.

Subsequent Events:

The Company has evaluated subsequent events through May 14, 2010, the date financial statements were issued for the three months ended March 31, 2010.  (See note 10)

New Accounting Pronouncements:

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

In June 2009, the FASB amended the accounting guidance for determining whether a transfer of a financial asset qualifies for sale accounting.  The amended guidance provided disclosure objectives designed to provide users of the financial statements with an understanding of how the transfer affects the company’s balance sheet, earnings and cash flows.  The prospective adoption of this guidance to new transfers of financial assets beginning January 1, 2010 had no impact on our consolidated financial position or results of operation.

Note 2 - Stock-Based Compensation; Changes in Equity

We have adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718 which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the condensed consolidated financial statements based on their grant-date fair values.

We have applied the Black-Scholes model to value stock-based awards.  That model incorporates various assumptions in the valuation of stock-based awards relating to the risk-free rate of interest to be applied, the estimated dividend yield and expected volatility of our common stock.  The risk-free rate of interest is the related U.S. Treasury yield curve for periods within the expected term of the option at the time of grant.  The dividend yield on our common stock is assumed to be zero as we have historically not paid dividends.  The expected volatility is based on historical volatility of the Company’s common stock.

The Company’s net income for the three months ended March 31, 2010 and 2009 includes approximately $47,000 and $21,000, respectively of compensation costs related to share based payments.  As of March 31, 2010 there is $93,000 of unrecognized compensation expense related to non-vested stock option grants and stock grants.  We expect approximately $67,000 to be recognized over the remainder of 2010, and approximately $25,000 to be recognized during 2011.

As of March 31, 2010, the Company had five stock-based compensation plans pursuant to which stock options were, or may be, granted.  The Plans provide for the award of options, which may either be incentive stock options (“ISOs”) within the meaning of Section 422A of the Internal Revenue Code of 1986, as amended (the “Code”) or non-qualified options (“NQOs”) which are not subject to special tax treatment under the Code.

On April 30, 2007, the Board of Directors approved for adoption, effective October 1, 2007, the 2007 Stock Option Plan (“Plan”). The Plan authorizes the grant of options to purchase up to an aggregate of 150,000 shares of the Company’s Common Stock.  As of March 31, 2010, 165,750 options had been granted and 132,000 remain outstanding.

On April 10, 2009, the Board of Directors approved for adoption, and on June 5, 2009, the shareholders of the Corporation approved, a 2009 Incentive Stock Plan (“Incentive Stock Plan”).  The Incentive Stock Plan authorizes the issuance of up to 250,000 shares of stock or options to purchase stock of the Company.  No stock or options have been granted under this Plan to date.

A summary of the Company’s stock option activity and related information is as follows:

	Shares under Option	Weighted Avgerage Exercise Price	Weighted Average Contractual Life	Aggregate Intrinsic Value
Balance at December 31, 2009	232,644	$3.04
Granted	-	-
Cancelled	15,000	$1.89
Exercised	25,786	$3.48
Outstanding at March 31, 2010	191,858	$3.16	2.90	$173,317

Exercisable at March 31, 2010	140,733	$3.21	3.10	$117,047

A summary of the Company’s stock warrant activity and related information is as follows:

	Shares under Warrant	Weighted Avgerage Exercise Price	Weighted Average Contractual Life	Aggregate Intrinsic Value
Outstanding and Exercisable at December 31, 2009	343,030	$3.47
Granted	-	-
Cancelled	-	-
Exercised	-	-
Outstanding and Exercisable at March 31, 2010	343,030	$3.47	0.90	$90,909

A summary of the Company’s stock option activity by grant date as of March 31, 2010 is as follows:
	Options Outstanding				Options Vested
Grant Date	Shares	Wtd Avg	Remain. Life	Intrinsic Val	Shares	Wtd Avg	Remain. Life	Intrinsic Val
Dec 2001	5,953	$1.47	1.7	$12,680	5,953	$1.47	1.7	$12,680
Apr 2002	11,905	$2.10	2.1	$17,858	11,905	$2.10	2.1	$17,858
Dec 2005	42,000	$2.88	5.8	$30,240	42,000	$2.88	5.8	$30,240
Oct 2007	59,500	$4.77	1.5	$-	44,625	$4.77	1.5	$-
Aug 2008	6,000	$6.14	2.4	$-	3,000	$6.14	2.4	$-
Oct 2008	2,500	$4.97	2.5	$-	1,250	$4.97	2.5	$-
Nov 2008	64,000	$1.84	2.6	$112,540	32,000	$1.84	2.6	$56,270
Jan 2010	-	$-	-	$-	-	$-	-	$-

TOTAL	191,858	$3.16	2.9	$173,317	140,733	$3.21	3.1	$117,047

The aggregate intrinsic value in the tables above represents the total pre-tax intrinsic value (the difference between the closing price of the Company’s common stock on the last trading day of the quarter ended March 31, 2010 and the exercise price, multiplied by the number of in-the-money options and warrants) that would have been received by the option and warrant holders had all the holders exercised their options on March 31, 2010.

Note 3 - Legal Proceedings

The Company is party to certain claims or actions arising in the normal course of business. The ultimate outcome of these matters is unknown but, in the opinion of management, the settlement of these matters is not expected to have a significant effect on the future financial position or results of operations of the Company.

Note 4 – Other Comprehensive Loss

In the three months ended March 31, 2010 the company incurred a comprehensive gain of $254,000, principally from an unrealized gain on a derivative instrument of $34,000 and a gain of $220,000 from foreign currency translation adjustments.

The following table sets forth the accumulated balance of other comprehensive loss and each component.

	Foreign Currency Items	Unrealized Gains (Loss) on Derivatives	Accumulated Other Comprehensive (Loss)

Beginning balance as of January 1, 2010	$(1,614,000)	$(189,000)	$(1,803,000)

Current period change, net of tax	220,000	34,000	254,000

Ending Balance as of March 31, 2010	$(1,394,000)	$(155,000)	$(1,549,000)

For the three months ended March 31, 2010 no tax benefit for foreign currency translation adjustments has been recorded as such amounts would result in a deferred tax asset. For the three months ended March 31, 2010 no income tax benefit was recorded for the unrealized losses on the derivative instruments by reason of the fact that the tax benefit was offset by a valuation allowance with respect to the related deferred tax asset.

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of the input that is significant to the fair value measurement.  The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.  The following table presents information about the Company’s liabilities measured at fair value on a recurring basis as of March 31, 2010 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

	Amount as of
Description	3/31/2010	Level 1	Level 2	Level 3
Interest Rate Swap 2006-1	$(10,000)		$(10,000)
Interest Rate Swap 2006-2	(66,000)		(66,000)
Interest Rate Swap 2008	(79,000)		(79,000)
	$(155,000)		$(155,000)

	Amount as of
Description	3/31/2009	Level 1	Level 2	Level 3
Interest Rate Swap 2006-1	$(40,000)		$(40,000)
Interest Rate Swap 2006-2	(131,000)		(131,000)
Interest Rate Swap 2008	(144,000)		(144,000)
	$(315,000)		$(315,000)

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

On April 5, 2006, the Company entered into two swap agreements with RBS Citizens N.A. (“RBS”) in connection with portions (original notional amount totaling $3,780,000) of the principal amounts of a mortgage loan and term loan to the Company fixing the interest rate on such floating rate loans from prime plus 0.75% to 8.49%.  On January 28, 2008, the Company entered into an additional swap agreement with RBS with respect to a $3,000,000 notional amount of a floating rate revolving loan, fixing the interest rate on such amount from prime plus 0.75% to 6.17%.  These swap agreements are designated as cash flow hedges and hedge the Company’s exposure to interest rate fluctuations on the portions of the principal amount of loans with RBS that are covered by the swap agreements.  These swap agreements are derivative financial instruments and the Company determines the fair market value of these agreements on a quarterly basis, based on RBS’s mark-to-market statement, recording the fair market value of these contracts on the balance sheet with the offset to other comprehensive loss.  As of March 31, 2010 and December 31, 2009, the Company has recorded the fair value of these swap agreements on the balance sheet as a liability of $155,000 and $189,000, respectively.  For the three months ended March 31, 2010, the Company recorded an unrealized gain of $34,000, compared to an unrealized gain of $27,000 for the same period in 2009, with respect to these swap agreements in other comprehensive income, which represents the change in value of these swap agreements for the quarters ended.

The Company has not had any realized loss from financial instruments during the three months ended March 31, 2010 and 2009.

On April 30, 2010, the Company terminated these swap agreements and paid to RBS the sum of $146,000, representing the then fair value of the swap agreements. (See Note 10 – Subsequent Events)

Note 6 – Inventories, Net

	March 31,	December 31,
	2010	2009
Raw materials	$2,260,000	$1,520,000
Work in process	352,000	442,000
Finished goods	7,864,000	8,024,000
Allowance for excess quantities	(351,000)	(342,000)
Total inventories	$10,125,000	$9,644,000

Note 7 - Geographic Segment Data

The Company has determined that it operates primarily in one business segment which designs, manufactures and distributes film products for use in packaging and novelty balloon products. The Company operates in foreign and domestic regions. Information about the Company's operations by geographic areas is as follows:

	Net Sales to Outside Customers
	For the Three Months Ended		Total Assets at
	March 31,		March 31,	December 31,
	2010	2009	2010	2009

United States	$9,487,000	$7,268,000	$24,065,000	$23,801,000
Europe	16,000	-	103,000	-
Mexico	1,945,000	1,682,000	6,294,000	5,861,000
United Kingdom	963,000	653,000	1,363,000	733,000
	$12,411,000	$9,603,000	$31,825,000	$30,395,000

Note 8 - Concentration of Credit Risk

Concentration of credit risk with respect to trade accounts receivable is generally limited due to the number of entities comprising the Company's customer base. The Company performs ongoing credit evaluations and provides an allowance for potential credit losses against the portion of accounts receivable which is estimated to be uncollectible. Such losses have historically been within management's expectations.  During the three months ended March 31, 2010 and 2009, there were two customers whose purchases represented more than 10% of the Company’s consolidated net sales.  The sales to each of these customers for the three months ended March 31, 2010 and 2009 are as follows:

	Three Months Ended March 31, 2010		Three Months Ended March 31, 2009
Customer	Net Sales	% of Net Sales	Net Sales	% of Net Sales

Customer A	$3,154,000	25.4%	$2,500,000	26.0%
Customer B	$2,357,000	19.0%	$438,000	4.6%

As of March 31, 2010, the total amount owed by these customers was $2,329,000 or 26.8% and $1,336,000 or 15.4% of the Company’s consolidated accounts receivable.  The amounts owed at March 31, 2009 were $1,602,000 or 24.7%, and $313,000 or 4.8% of the Company’s consolidated net accounts receivable, respectively.

Note 9 – Related Party Transactions

Stephen M. Merrick, Executive Vice President, Secretary and a Director of the Company, is of counsel to the law firm of Vanasco Genelly and Miller PC which provides legal services to the Company. Legal fees incurred by the Company with this firm for the three months ended March 31, 2010 and 2009, respectively, were $42,000 and $12,000.

John H. Schwan, Chairman of the Company, is a principal of Shamrock Packaging and affiliated companies. The Company made purchases of approximately $510,000 from Shamrock Packaging during the three months ended March 31, 2010 and $408,000 during the three months ended March 31, 2009.  At March 31, 2010 and 2009, outstanding accounts payable balances were $327,000 and $396,000, respectively.

John H. Schwan, Chairman of the Company, and Howard W. Schwan, President of the Company, are the brothers of Gary Schwan, one of the owners of Schwan Incorporated, which provides building maintenance and remodeling services to the Company.  The Company received services from Schwan Incorporated of approximately $15,000 during the three months ended March 31, 2010 and $10,000 during the three months ended March 31, 2009.

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

Interest payments have been made to John H. Schwan and Stephen M. Merrick for loans made to the Company.  During the three months ended March 31, 2010 these interest payments totaled  $40,000 and $17,000, respectively.  For the three months ended March 31, 2009 these interest payments totaled $32,000 and $11,000, respectively.

Note 10 – Subsequent Events

On April 29, 2010, the Company entered into a Credit Agreement with Harris N.A. (the “Bank”) under which the Bank agreed to extend to the Company a credit facility in the aggregate amount of $14,417,000.  The facility includes a Revolving Credit of up to $9,000,000, an Equipment Loan of up to $2,500,000, a Mortgage Loan of $2,333,000 and a Term Loan of $583,000.  The maturity date on the loans is April 29, 2013.  Closing of the Agreement and the loan transactions provided for in the Agreement was concluded on April 30, 2010.  Proceeds of the loans were utilized for the repayment of all outstanding loan and capital lease obligations of the Company to RBS Citizens N.A. and RBS Asset Finance in the aggregate amount of approximately $11,965,000, and will be utilized for working capital purposes and for the purchase of capital equipment.

Also, on April 30, 2010, the Company terminated its three outstanding swap agreements with RBS Citizens N.A. and paid to RBS the sum of $146,000 representing the fair value of such swap agreements.

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

Overview.  We produce film products for novelty, packaging and container applications. These products include metalized balloons, latex balloons and related latex toy products, films for packaging and custom product applications, and flexible containers for packaging and consumer storage applications. We produce all of our film products for packaging and container applications at our plant in Barrington, Illinois. We produce all of our latex balloons and latex products at our facility in Guadalajara, Mexico. Substantially all of our film products for packaging and custom product applications are sold to customers in the United States. We market and sell our novelty items and flexible containers for consumer use in the United States, Mexico, the United Kingdom and a number of additional countries.

Results of Operations

Net Sales.   For the three months ended March 31, 2010, net sales were $12,411,000 compared to net sales of $9,603,000 for the same period of 2009, an increase of 29.2%.  For the quarters ended March 31, 2010 and 2009, net sales by product category were as follows:

	Three Months Ended
	March 31, 2010		March 31, 2009
	$	% of	$	% of
Product Category	(000) Omitted	Net Sales	(000) Omitted	Net Sales

Metalized Balloons	5,977	48%	5,038	52%

Film Products	1,367	11%	1,876	20%

Pouches	3,041	24%	986	10%

Latex Balloons	1,827	15%	1,542	16%

Helium/Other	199	2%	161	2%

Total	12,411	100%	9,603	100%

Metalized Balloons. During the three months ended March 31, 2010 revenues from the sale of metalized balloons increased by 18.6% compared to the prior year period from $5,038,000 to $5,977,000.  Most of this increase is attributable to increased sales to a principal balloon customer.

Films. During the three months ended March 31, 2010 revenues from the sale of laminated film products decreased by 27.1% compared to the prior year period from $1,876,000 to $1,367,000.  The decrease was the result of reduced sales to a principal film customer.

Pouches. During the three months ended March 31, 2010 revenues from the sale of pouches increased by 208.4% compared to the prior year period from $986,000 to $3,041,000.  Most of this increase was a result of an increase in sales to a principal pouch customer.  Also, sales of the ZipVac line of product accounted for a portion of the increase.

Latex Balloons.  During the three months ended March 31, 2010 revenues from the sale of latex balloons increased by 18.5% compared to the prior year period from $1,542,000 to $1,827,000.  The increase is attributable to increased sales in Mexico by Flexo Universal, our subsidiary there.

Sales to a limited number of customers continue to represent a large percentage of our net sales.  The table below illustrates the impact on sales of our top three and ten customers for the three months ended March 31, 2010 and 2009.

	Three Months Ended
	% of Net Sales
	March 31, 2010	March 31, 2009

Top 3 Customers	54.2%	48.4%

Top 10 Customers	72.6%	67.4%

During the three months ended March 31, 2010, there were two customers whose purchases represented more than 10% of the Company’s consolidated net sales.  The sales to each of these customers for the three months ended March 31, 2010 were $3,154,000 or 25.4%, and $2,357,000 or 19.0% of consolidated net sales, respectively.  Sales of these customers in the same period of 2009 were $2,500,000 or 26.0%, and $438,000 or 4.6% of consolidated net sales, respectively.  As of March 31, 2010, the total amount owed to the Company by these customers was $2,329,000 or 26.8%, and $1,336,000 or 15.4% of the Company’s consolidated accounts receivables.  The amounts owed at March 31, 2009 were $1,602,000, or 24.7%, and $313,000 or 4.8% of the Company’s consolidated net accounts receivables, respectively.

Cost of Sales.   During the three months ended March 31, 2010, the cost of sales represented 75.5% of net sales compared to 78.5% for the three months ended March 31, 2009.  Cost of sales were lower during the first quarter of 2010 compared to the same period of 2009 due to (i) a reduction in the unit cost of production overhead arising from increased unit production and (ii) a shift in the mix of products sold to novelty and pouch products having a higher margin.

General and Administrative.   During the three months ended March 31, 2010, general and administrative expenses were $1,261,000 or 10.2% of net sales, compared to $1,040,000 or 10.8% of net sales for the same period in 2009.  In the first quarter 2009, general and administrative expenses were reduced by $195,000 as a result of recovery related to defalcation by a former employee.  Absent this recovery, there was no significant change in administrative expenses, except that bonus expense increased by $92,000.

Selling.   During the three months ended March 31, 2010, selling expenses were $340,000 or 2.7% of net sales, compared to $177,000 or 1.8% of net sales for the same period in 2009.  The increase in selling expenses during the first three months of 2010, compared to the corresponding period of 2009, is attributable to  (i) an increase in royalties expense of $58,000, (ii) an increase in consulting expense of $42,000 and (iii) selling expenses of $49,000 incurred in our Europe subsidiary.

Advertising and Marketing.  During the three months ended March 31, 2010, advertising and marketing expenses were $483,000 or 3.9% of net sales for the period, compared to $388,000 or 4.0% of net sales for the same period of 2009.  The increase in advertising and marketing expense is attributable to (i) increased compensation expense of $23,000 and (ii) servicing fees for in-store servicing of balloon inventories in two retail accounts.

Other Income (Expense).  During the three months ended March 31, 2010, the Company incurred net interest expense of $244,000, compared to net interest expense during the same period of 2009 in the amount of $296,000.

For the three months ended March 31, 2010, the Company had a foreign currency transaction loss of $13,000 compared to a foreign currency transaction loss of $22,000 during the same period of 2009.

Income Taxes.  For the three months ended March 31, 2010, the Company reported a consolidated income tax expense of $116,000, compared to a consolidated income tax expense of $50,000 for the same period of 2009.  For the three months ended March 31, 2010, this income tax provision was composed of provisions for income tax on the income of Flexo Universal, our Mexican subsidiary and CTI Balloons Limited, our United Kingdom subsidiary.  The Company did not recognize any income tax expense in the United States for the three months ended March 31, 2010, or for the first quarter of 2009 by reason of its net operating loss carryforward and adjustments to the Company’s reserve in its deferred tax asset account.

Net Income.  For the three months ended March 31, 2010, the Company had net income of $599,000 or $0.22 per share (basic) and $0.21 per share (diluted), compared to net income of $93,000 for the same period of 2009 or $0.03 per share (basic and diluted).

Financial Condition, Liquidity and Capital Resources

Cash Flow Items.

Operating Activities.  During the three months ended March 31, 2010, net cash provided by operations was $244,000, compared to net cash used in operations during the three months ended March 31, 2009 of $630,000.

Significant changes in working capital items during the three months ended March 31, 2010 consisted of (i) an increase in accounts receivable of $1,302,000, (ii) an increase in inventories of $410,000, (iii) depreciation and amortization in the amount of $496,000, (iv) an increase in trade payables of $364,000, (v) an increase in accrued liabilities of $279,000 and  (vi) an decrease of $39,000 in prepaid expenses and other assets.  The increase in receivables is short term and we anticipate a reduction in the level of receivables during the second quarter of 2010.

Investing Activity.  During the three months ended March 31, 2010, cash used in investing activity for the purchase or improvement of equipment was $197,000, compared to $235,000 in the same period of 2009.

Financing Activities.  During the three months ended March 31, 2010, cash used in financing activities was $302,000 compared to cash provided by financing activities for the same period of 2009 in the amount of $326,000.  During the three months ended March 31, 2010, financing activities included payment of $390,000 on long-term debt obligations and payment of $68,000 on the revolving line of credit.

Liquidity and Capital Resources.    At March 31, 2010, the Company had cash balances of $679,000 compared to cash balances of $244,000 for the same period in 2009.  Also, at March 31, 2010, there was available to the Company under its revolving line of credit approximately $7,530,000.

At March 31, 2010, the Company had a working capital balance of $2,388,000 compared to a working capital balance of $2,414,000 at December 31, 2009.

The Company's cash management strategy includes utilizing the Company's revolving line of credit for liquidity.  Under our line of credit with RBS Citizens N.A. (formerly Charter One Bank), we are entitled to borrow an amount equal to 85% of eligible receivables and 60% of eligible inventory, up to a maximum of $9,000,000.  Foreign receivables and inventory held by our foreign subsidiaries are not eligible.  In addition, in order to be permitted to make advances under the line of credit, we are required to meet various financial covenants.  As of March 31, 2010, we had complied with all applicable financial covenants in the loan agreement.

The loan agreement provides for interest at varying rates in excess of the Bank’s prime rate, depending on the level of senior debt to EBITDA over time.  As of March 31, 2010, the applicable premium being applied was 0.75%.  At March 31, 2010, the effective rate was 4.0%.

Also, under the loan agreement, we were required to purchase a swap agreement with respect to at least 60% of the mortgage and term loan portions of our loan. On April 5, 2006, we entered into a swap arrangement with RBS Citizens N.A. with respect to 60% of the principal amounts of the mortgage loan and the term loan, which had the effect of fixing the interest rate for such portions (totaling $3,780,000) of the loans at 8.49% for the balance of the loan terms.  On January 28, 2008 we entered into a swap arrangement with RBS Citizens for an additional $3,000,000 on our revolving line of credit, which had the effect of fixing the interest rate at 6.17%.  These swap agreements are designated as a cash flow hedge and hedge the Company’s exposure to interest rate fluctuations on the Company’s floating rate loans.  These swap arrangements are derivative financial instruments with respect to which we determine and record the fair market value each quarter.  We record the fair market value of these contracts in the balance sheet, with an offset to other comprehensive loss.  The fair market value of these swap agreements as of March 31, 2010 was a liability of $155,000.  For the three months ended March 31, 2010, the other comprehensive gain included $34,000 of unrecognized gain representing the change in the mark-to-market value of the Company’s interest rate swap agreements for such periods.  The swap agreements require monthly settlements of the difference between the amount to be received and paid under the agreements, the amount of which is recognized in current earnings as interest expense.

The revolving line of credit with RBS Citizens, N.A. matured on April 30, 2010.

On April 29, 2010, we entered into a Credit Agreement and associated documents with Harris N.A. (“Harris”) under which Harris agreed to extend to the Company a credit facility in the aggregate amount of $14,417,000.  The facility includes (i) a Revolving Credit providing for maximum advances to Registrant, and letters of credit, based upon the level of availability measured by the levels of eligible receivables and inventory of the Company of  $9,000,000, (ii) an Equipment Loan of up to $2,500,000 providing for loans for the purchase of equipment, (iii) a Mortgage Loan of $2,333,000 and (iv) a Term Loan in the amount of $583,000.  The maturity date of the loans is April 29, 2013.

On April 30, 2010, the loan transaction was closed and loan advances were made by Harris in the aggregate amount of $11,965,000 to pay off all balances due under loan and lease obligations of the Company with RBS Citizens, N.A. and RBS Asset Finance, Inc.

The Credit Agreement includes various representations, warranties and covenants of Registrant, including financial covenants covering the senior leverage ratio, fixed charge coverage ratio and tangible net worth.

In connection with the Credit Agreement, the Company executed and delivered to Harris, a Term Loan Note, a Mortgage Loan Note, an Equipment Note and a Revolving Note, as well as a form of Mortgage, Security Agreement, Pledge Agreement (pursuant to which shares of capital stock of the Registrant’s Mexico subsidiary were pledged as security for the loans), Patent Security Agreement and Trademark Security Agreement.  Two officers and principal shareholders of the Company, John H. Schwan and Stephen M. Merrick each executed Limited Guaranties of the loans and also executed Subordination Agreements with respect to obligations of the Company to them.

Seasonality

In recent years, sales in the metalized balloon product line have historically been seasonal with approximately 45% occurring in the period from December through March and 21% being generated in the period from July through October. The sale of latex balloons and laminated film products have not historically been seasonal.

Critical Accounting Policies

Please see pages 22-24 of our Annual Report on Form 10-K for the year ended December 31, 2009 for a description of policies that are critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. No material changes to such information have occurred during the three months ended March 31, 2010.

New Accounting Pronouncements

See “New Accounting Pronouncements” in Note 1 to the Notes to Unaudited Condensed Consolidated Financial Statements which is here incorporated by reference.

Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures:

Our Principal Executive Officer and Principal Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2010.  Based on such review and evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were adequate and effective to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 (a) is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and (b) is accumulated and communicated to the Company’s management, including the officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the most recent fiscal quarter covered by the report, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

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

10.2	Credit Agreement between Harris N.A. and CTI Industries Corporation dated April 29, 2010.
10.3	Mortgage and Security Agreement between Harris N.A. and the Company dated April 29, 2010.
10.4	Security Agreement between Harris N.A. and the Company dated April 29, 2010.
10.5	Pledge Agreement between Harris N.A. and the Company dated April 29, 2010.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

* Also incorporated by reference the Exhibits filed as part of the SB-2 Registration Statement of the Registrant, effective November 5, 1997, and subsequent periodic filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 14, 2010	CTI INDUSTRIES CORPORATION

By:	/s/ Howard W. Schwan
Howard W. Schwan, President and
Chief Executive Officer

By:	/s/ Stephen M. Merrick
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

10.2	Credit Agreement between Harris N.A. and CTI Industries Corporation dated April 29, 2010.
10.3	Mortgage and Security Agreement between Harris N.A. and the Company dated April 29, 2010.
10.4	Security Agreement between Harris N.A. and the Company dated April 29, 2010.
10.5	Pledge Agreement between Harris N.A. and the Company dated April 29, 2010.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).