Form 10-Q
period 2010-06-30
CTI INDUSTRIES CORP
filed 2010-08-13
CIK 1042187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.   20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

The number of shares outstanding of the Registrant’s common stock as of August 1, 2010 was 3,119,068.

INDEX

PART I – FINANCIAL INFORMATION

Item No. 1	Financial Statements
	Condensed Consolidated Interim Balance Sheet at June 30, 2010 (unaudited) and December 31, 2009	1
	Condensed Consolidated Interim Statements of Income (unaudited) for the three and six months ended June 30, 2010 and June 30, 2009	2
	Condensed Consolidated Interim Statements of Cash Flows (unaudited) for the three and six months ended June 30, 2010 and June 30, 2009	3
	Condensed Consolidated Interim Earnings per Share (unaudited) for the three and six months ended June 30, 2010 and June 30, 2009	4
	Notes to Condensed Consolidated Financial Statements (unaudited)	5
Item No. 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item No. 3	Quantitative and Qualitative Disclosures Regarding Market Risk	22
Item No. 4	Controls and Procedures	22

PART II – OTHER INFORMATION

Item No. 1	Legal Proceedings	23
Item No. 1A	Risk Factors	23
Item No. 2	Unregistered Sales of Equity Securities and Use of Proceeds	23
Item No. 3	Defaults Upon Senior Securities	23
Item No. 4	Submission of Matters to a Vote of Security Holders	24
Item No. 5	Other Information	24
Item No. 6	Exhibits	24
	Signatures
	Exhibit 31.1
	Exhibit 31.2
	Exhibit 32

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

CTI Industries Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

	June 30, 2010	December 31, 2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,329,417	$870,446
Accounts receivable, (less allowance for doubtful accounts of $82,000
and $57,000, respectively)	8,032,601	7,320,181
Inventories, net	9,419,187	9,643,914
Net deferred income tax asset	724,972	706,754
Prepaid expenses and other current assets	584,981	607,127

Total current assets	20,091,158	19,148,422

Property, plant and equipment:
Machinery and equipment	22,557,567	22,390,891
Building	3,260,201	3,183,795
Office furniture and equipment	2,704,424	2,677,476
Intellectual property	345,092	345,092
Land	250,000	250,000
Leasehold improvements	434,888	428,864
Fixtures and equipment at customer locations	2,584,159	2,541,881
Projects under construction	380,138	270,131
	32,516,469	32,088,130
Less : accumulated depreciation and amortization	(23,524,017)	(22,554,719)

Total property, plant and equipment, net	8,992,452	9,533,411

Other assets:
Deferred financing costs, net	106,177	11,846
Goodwill	1,033,077	989,108
Net deferred income tax asset	417,779	361,457
Other assets (due from related party $159,000 and $79,000, respectively)	291,114	351,065

Total other assets	1,848,147	1,713,476

TOTAL ASSETS	30,931,757	30,395,309
LIABILITIES AND EQUITY
Current liabilities:
Checks written in excess of bank balance	29,442	735,257
Trade payables	3,598,192	3,236,607
Line of credit	8,048,054	7,598,671
Notes payable - current portion	560,001	811,996
Notes payable - officers, current portion, net of debt discount of $62,000 and $89,000	1,362,803	1,368,964
Capital lease - current portion	21,784	299,311
Notes Payable Affiliates - current portion	6,142	5,793
Accrued liabilities	2,927,266	2,683,714

Total current liabilities	16,553,684	16,740,313

Long-term liabilities:
Notes Payable - Affiliates	151,422	774,294
Notes payable, net of current portion	2,224,460	2,375,435
Capital Lease	488,451	733,414
Notes payable - officers, subordinated, net of debt discount of $0 and $7,000	360,203	992,632
Total long-term liabilities	3,224,536	4,875,775

Equity:
CTI Industries Corporation stockholders' equity:
Preferred Stock -- no par value 2,000,000 shares authorized
0 shares issued and outstanding	$-	$-
Common stock - no par value, 5,000,000 shares authorized,
3,189,725 and 2,808,720 shares issued and 3,119,068 and 2,808,720
outstanding, respectively	14,082,090	12,457,966
Warrants issued in connection with subordinated debt and bank debt	-	443,313
Dividends	(156,135)	-
Accumulated deficit	(1,001,118)	(2,206,728)
Accumulated other comprehensive loss	(1,686,052)	(1,803,442)
Less: Treasury stock, 70,657 shares and 70,657 shares	(128,446)	(128,446)

Total CTI Industries Corporation stockholders' equity	11,110,339	8,762,663

Noncontrolling interest	43,198	16,558

Total Equity	11,153,537	8,779,221

TOTAL LIABILITIES AND EQUITY	$30,931,757	$30,395,309

See accompanying notes to condensed consolidated unaudited financial statements

CTI Industries Corporation and Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009

Net Sales	$12,964,203	$10,778,903	$25,374,969	$20,382,324

Cost of Sales	10,091,153	8,178,204	19,457,347	15,715,122

Gross profit	2,873,050	2,600,699	5,917,622	4,667,202

Operating expenses:
General and administrative	1,307,771	1,301,032	2,568,450	2,340,669
Selling	218,394	203,734	558,819	380,791
Advertising and marketing	457,225	421,002	940,637	809,063

Total operating expenses	1,983,390	1,925,768	4,067,906	3,530,523

Income from operations	889,660	674,931	1,849,716	1,136,679

Other income (expense):
Interest expense	(300,658)	(280,964)	(549,061)	(576,628)
Interest income	4,263	8,398	8,593	8,511
Foreign currency (loss) gain	(21,463)	2,599	(34,687)	(18,998)

Total other expense, net	(317,858)	(269,967)	(575,155)	(587,115)

Net Income before taxes	571,802	404,964	1,274,561	549,564

Income tax (benefit) expense	(21,036)	(4,037)	95,324	46,121

Net Income	592,838	409,001	1,179,237	503,443

Less: Net (loss) income attributable to noncontrolling interest	(13,929)	263	(26,373)	1,497

Net income attributable to CTI Industries Corporation	$606,767	$408,738	$1,205,610	$501,946

Other Comprehensive Income
Unrealized gain on derivative instruments; adjustment to
accumulated balance on swap termination	$154,418	$61,351	$188,615	$88,055
Foreign currency adjustment	$(291,017)	$332,457	$(71,225)	$183,556
Comprehensive income	$470,168	$802,546	$1,323,000	$773,557

Basic income per common share	$0.21	$0.15	$0.43	$0.18

Diluted income per common share	$0.20	$0.15	$0.42	$0.18

Dividends per share	$0.05	$-	$0.05	$-

Weighted average number of shares and equivalent shares
of common stock outstanding:
Basic	2,898,811	2,775,902	2,834,265	2,792,220

Diluted	2,959,952	2,776,797	2,877,102	2,797,256

See accompanying notes to condensed consolidated unaudited financial statements

CTI Industries Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended June 30,
	2010	2009

Cash flows from operating activities:
Net income	$1,179,237	$503,443
Adjustment to reconcile net income to cash
provided by operating activities:
Depreciation and amortization	1,052,661	945,438
Amortization of debt discount	44,334	44,334
Stock based compensation	81,251	44,698
Provision for losses on accounts receivable	29,651	56,102
Provision for losses on inventories	10,482	24,000
Deferred income taxes	65,324	40,121
Change in assets and liabilities:
Accounts receivable	(711,092)	(703,853)
Inventories	239,113	436,308
Prepaid expenses and other assets	98,070	(306,180)
Trade payables	370,245	231,149
Accrued liabilities	151,241	372,023

Net cash provided by operating activities	2,610,517	1,687,583

Cash used in investing activity - purchases of property, plant and equipment	(418,434)	(433,481)

Net cash used in investing activity	(418,434)	(433,481)

Cash flows from financing activities:
Change in checks written in excess of bank balance	(705,403)	197,714
Net change in revolving line of credit	449,384	(734,492)
Repayment of long-term debt (related parties $373,000 and $52,000)	(1,279,473)	(617,128)
Proceeds from exercise of stock options and warrants	72,561	-
Cash received from investment in subsidiary	42,299	-
Dividends paid	(156,135)	-
Cash paid for purchase of stock	-	(55,036)
Cash paid for deferred financing fees	(189,032)	(40,555)

Net cash used in financing activities	(1,765,799)	(1,249,497)

Effect of exchange rate changes on cash	(11,632)	17,473

Net increase in cash and cash equivalents	414,652	22,078

Cash and cash equivalents at beginning of period	914,765	180,578

Cash and cash equivalents at end of period	$1,329,417	$202,656

Supplemental disclosure of cash flow information:
Cash payments for interest	$475,508	$420,907

Cash payments for taxes	$30,000	$6,000

Supplemental Disclosure of non-cash investing and financing activity
Stock issued under consulting agreement	$-	$23,313

Exercise of Warrants and Payment of Subordinated Debt	$1,027,000	$-

Property, Plant & Equipment acquisitions funded by liabilities	$88,940	$61,985

See accompanying notes to condensed consolidated unaudited financial statements

CTI Industries Corporation and Subsidiaries
Condensed Consolidated Earnings per Share (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Basic
Average shares outstanding:
Weighted average number of common shares
outstanding	2,898,811	2,775,902	2,834,265	2,792,220

Net income:
Net income attributable to CTI Industries Corporation	$606,767	$408,738	$1,205,610	$501,946

Per share amount	$0.21	$0.15	$0.43	$0.18

Diluted
Average shares outstanding:
Weighted average number of common shares
outstanding	2,898,811	2,775,902	2,834,265	2,792,220

Effect of dilutive shares	61,141	895	42,837	5,036

Weighted average number of shares and
equivalent shares of common stock
outstanding	2,959,952	2,776,797	2,877,102	2,797,256

Net income:
Net income attributable to CTI Industries Corporation	$606,767	$408,738	$1,205,610	$501,946

Per share amount	$0.20	$0.15	$0.42	$0.18

See accompanying notes to condensed consolidated unaudited financial statements

CTI Industries Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 - Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited but in the opinion of management contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the consolidated financial position and the consolidated results of operations and consolidated cash flows for the periods presented in conformity with generally accepted accounting principles for interim consolidated financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010.  It is suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2009.

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

Reclassification:

As of June 30, 2010, the Company has reclassified obligations under capital leases from notes payable to capital leases including both the long term and current portions.  This reclassification is reflected in the balance sheets for June 30, 2010 and December 31, 2009.

As of June 30, 2010, the Company has reclassified its equity in common stock from paid-in-capital. This reclassification is reflected in the balance sheets for June 30, 2010 and December 31, 2009.

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

As of June 30, 2010, shares to be issued upon the exercise of options and warrants aggregated 160,405 and 0, respectively.  As of June 30, 2009, shares to be issued upon the exercise of options and warrants were 234,644 and 343,030, respectively.  The number of anti-dilutive shares (not included in the determination of earnings on a diluted basis) for the three and six months ended June 30, 2010 were 6,000 and 59,000, respectively, all of which were represented by options.  The number of anti-dilutive shares (not included in the determination of earnings on a diluted basis) for the three months ended June 30, 2009 were 571,121 of which 228,691 were represented by options and 343,030 were represented by warrants, and for the six months ended June 30, 2009 were 510,935 of which 167,905 were represented by options and 343,030 were represented by warrants.

Subsequent Events:

The Company has evaluated subsequent events through August 4, 2010, the date financial statements were issued for the three and six months ended June 30, 2010.

New Accounting Pronouncements:

In June 2009, the FASB issued new accounting standards that amend the evaluation criteria to identify the primary beneficiary of a variable interest entity and require ongoing reassessments of whether an enterprise is the primary beneficiary of the variable interest entity. These accounting standards are effective for annual reporting periods that begin after November 15, 2009 and interim periods within those fiscal years. The adoption of these standards has not had a material impact on the Company’s Condensed Consolidated Financial Statements.

In June 2009, the FASB amended the accounting guidance for determining whether a transfer of a financial asset qualifies for sale accounting.  The amended guidance provided disclosure objectives designed to provide users of the financial statements with an understanding of how the transfer affects the company’s balance sheet, earnings and cash flows.  The adoption of this guidance to new transfers of financial assets beginning January 1, 2010 had no impact on our consolidated financial position or results of operation.

In June 2009, the FASB issued an update to ASC 810, Consolidation, which modifies the existing quantitative guidance used in determining the primary beneficiary of a variable interest entity (“VIE”) by requiring to qualitatively assess whether an enterprise is a primary beneficiary, based on whether the entity has (i) power over the significant activities of the VIE, and (ii) an obligation to absorb losses or the right to receive benefits that could be potentially significant to the VIE.  The adoption of this guidance on January 1, 2010 did not have a material effect on our consolidated financial statements.

On January 21, 2010, the Financial Accounting Standards Board (“FASB”) issued an update to Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures, adding new requirements for disclosures about transfers into and out of Levels 1 and 2 fair value measurements and additional disclosures about the activity within Level 3 fair value measurements.  The application of this guidance on January 1, 2010 did not have a material effect on our consolidated financial statements.

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

The Company’s net income for the three months ended June 30, 2010 and 2009 includes approximately $34,000 and $24,000, respectively of compensation costs related to share based payments.  The Company’s net income for the six months ended June 30, 2010 and 2009 includes approximately $81,000 and $45,000, respectively of compensation costs related to share based payments.  As of June 30, 2010 there is $80,000 of unrecognized compensation expense related to non-vested stock option grants and stock grants.  We expect approximately $55,000 to be recognized over the remainder of 2010, and approximately $25,000 to be recognized during 2011.

As of June 30, 2010, the Company had five stock-based compensation plans pursuant to which stock options were, or may be, granted.  The Plans provide for the award of options, which may either be incentive stock options (“ISOs”) within the meaning of Section 422A of the Internal Revenue Code of 1986, as amended (the “Code”) or non-qualified options (“NQOs”) which are not subject to special tax treatment under the Code.

On April 30, 2007, the Board of Directors approved for adoption, effective October 1, 2007, the 2007 Stock Option Plan (“Plan”). The Plan authorizes the grant of options to purchase up to an aggregate of 150,000 shares of the Company’s Common Stock.  As of June 30, 2010, 165,750 options had been granted and 107,500 remain outstanding.

On April 10, 2009, the Board of Directors approved for adoption, and on June 5, 2009, the shareholders of the Corporation approved, a 2009 Incentive Stock Plan (“Incentive Stock Plan”).  The Incentive Stock Plan authorizes the issuance of up to 250,000 shares of stock or options to purchase stock of the Company.  No stock or options have been granted under this Plan to date.

A summary of the Company’s stock option activity and related information is as follows:

	Shares under Option	Weighted Avgerage Exercise Price	Weighted Average Contractual Life	Aggregate Intrinsic Value
Balance at December 31, 2009	232,644	$3.04
Granted	-	-
Cancelled	15,000	$3.48
Exercised	57,239	$2.37
Outstanding at June 30, 2010	160,405	$3.24	2.80	$563,721

Exercisable at June 30, 2010	109,280	$3.34	3.10	$373,116

A summary of the Company’s stock warrant activity and related information is as follows:

	Shares under Warrant	Weighted Avgerage Exercise Price	Weighted Average Contractual Life	Aggregate Intrinsic Value
Outstanding and Exercisable at December 31, 2009	343,030	$3.47
Granted	-	-
Cancelled	-	-
Exercised	343,030	$3.47
Outstanding and Exercisable at June 30, 2010	-	$-	-	$-

A summary of the Company’s stock option activity by grant date as of June 30, 2010 is as follows:

	Options Outstanding				Options Vested
Options by Grant Date	Shares	Wtd Avg	Remain. Life	Intrinsic Val	Shares	Wtd Avg	Remain. Life	Intrinsic Val
Dec 2001	-	$-	-	$-	-	$-	-	$-
Apr 2002	11,905	$2.10	1.8	$55,358	11,905	$2.10	1.8	$55,358
Dec 2005	41,000	$2.88	5.5	$158,670	41,000	$2.88	5.5	$158,670
Oct 2007	50,500	$4.72	1.3	$102,472	35,625	$4.70	1.3	$73,049
Aug 2008	6,000	$6.14	2.1	$3,660	3,000	$6.14	2.1	$1,830
Oct 2008	2,500	$4.97	2.3	$4,450	1,250	$4.97	2.3	$2,225
Nov 2008	48,500	$1.82	2.4	$239,111	16,500	$1.78	2.4	$81,983
Jan 2010	-	$-	-	$-	-	$-	-	$-

TOTAL	160,405	$3.24	2.8	$563,721	109,280	$3.34	3.1	$373,116

The aggregate intrinsic value in the tables above represents the total pre-tax intrinsic value (the difference between the closing price of the Company’s common stock on the last trading day of the quarter ended June 30, 2010 and the exercise price, multiplied by the number of in-the-money options and warrants) that would have been received by the option and warrant holders had all the holders exercised their options on June 30, 2010.

On June 9, 2010, the Board of Directors of the Company declared a dividend of $0.05 per share to be paid to all shareholders of record as of June 18, 2010.  The dividend was paid on or about June 28, 2010.

Note 3 - Legal Proceedings

The Company is party to certain claims or actions arising in the normal course of business. The ultimate outcome of these matters is unknown but, in the opinion of management, the settlement of these matters is not expected to have a significant effect on the future financial position or results of operations of the Company.

Note 4 – Other Comprehensive Loss

In the three months ended June 30, 2010 the company incurred a comprehensive loss of $136,000, principally from an unrealized gain on a derivative instrument of $155,000 and a loss of $291,000 from foreign currency translation adjustments.  In the six months ended June 30, 2010 the company incurred a comprehensive gain of $117,000, principally from an unrealized gain on a derivative instrument of $189,000 and a loss of $72,000 from foreign currency translation adjustments.  The gain on derivative instruments in the periods ended June 30, 2010 reflects the adjustment to the accumulated balance of the loss on derivatives arising from the termination of the swap agreements.

The following table sets forth the accumulated balance of other comprehensive loss and each component.

	Foreign Currency Items	Unrealized Gains (Loss) on Derivatives	Accumulated Other Comprehensive (Loss)

Beginning balance as of January 1, 2010	$(1,614,000)	$(189,000)	$(1,803,000)

Current period change, net of tax	(72,000)	189,000	117,000

Ending Balance as of June 30, 2010	$(1,686,000)	$-	$(1,686,000)

For the three and six months ended June 30, 2010 no tax benefit for foreign currency translation adjustments has been recorded as such amounts would result in a deferred tax asset. For the three and six months ended June 30, 2010 no income tax benefit was recorded for the unrealized losses on the derivative instruments by reason of the fact that the tax benefit was offset by a valuation allowance with respect to the related deferred tax asset.

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of the input that is significant to the fair value measurement.  The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.  The following table presents information about the Company’s liabilities measured at fair value on a recurring basis as of June 30, 2010 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

Amount as of
Description	6/30/2010	Level 1	Level 2	Level 3
Interest Rate Swap 2006-1	$-		$-
Interest Rate Swap 2006-2	-		-
Interest Rate Swap 2008	-		-
	$-		$-

	Amount as of
Description	6/30/2009	Level 1	Level 2	Level 3
Interest Rate Swap 2006-1	$(30,000)		$(30,000)
Interest Rate Swap 2006-2	(108,000)		(108,000)
Interest Rate Swap 2008	(115,000)		(115,000)
	$(253,000)		$(253,000)

The Company’s interest rate swap agreements have been valued using the counterparty’s mark-to-market statement, which can be validated using modeling techniques that include market inputs such as publically available interest rate yield curves, and have been designated as Level 2 within the valuation hierarchy.

FASB ASC Topic 815 requires an entity to recognize all derivatives as either assets or liabilities in the consolidated balance sheet and to measure those instruments at fair value.  Under certain conditions, a derivative may be specifically designated as a fair value hedge or a cash flow hedge.

On April 5, 2006, the Company entered into two swap agreements with RBS Citizens N.A. (“RBS”) in connection with portions (original notional amount totaling $3,780,000) of the principal amounts of a mortgage loan and term loan to the Company fixing the interest rate on such floating rate loans from prime plus 0.75% to 8.49%.  On January 28, 2008, the Company entered into an additional swap agreement with RBS with respect to a $3,000,000 notional amount of a floating rate revolving loan, fixing the interest rate on such amount from prime plus 0.75% to 6.17%.  These swap agreements are designated as cash flow hedges and hedge the Company’s exposure to interest rate fluctuations on the portions of the principal amount of loans with RBS that are covered by the swap agreements.  These swap agreements are derivative financial instruments and the Company has determined the fair market value of these agreements on a quarterly basis, based on RBS’s mark-to-market statement, recording the fair market value of these contracts on the balance sheet with the offset to other comprehensive loss.  In connection with the entry into a new credit agreement with Harris N.A. and the pay off of its loan balances with RBS, on April 30, 2010, the Company terminated these swap agreements and paid to RBS the sum of $146,000, representing the then fair value of the swap agreements, which was or will be, recorded as additional interest expense in the condensed consolidated statement of operations.

As of June 30, 2010 and December 31, 2009, the Company recorded the fair value of these swap agreements on the balance sheet as a liability of $0 and $189,000, respectively.  For the three and six months ended June 30, 2010, the Company recorded an unrealized gain of $155,000 and $189,000, compared to an unrealized gain of $61,000 and $88,000 for the same period in 2009, with respect to these swap agreements in other comprehensive income, which represents the change in value of these swap agreements for the quarters ended.

Since May 1, 2010, the Company has not entered into or maintained any swap agreements with respect to its outstanding indebtedness.

Note 6 – Inventories, Net

	June 30,	December 31,
	2010	2009
Raw materials	$2,655,000	$1,520,000
Work in process	549,000	442,000
Finished goods	6,566,000	8,024,000
Allowance for excess quantities	(351,000)	(342,000)
Total inventories	$9,419,000	$9,644,000

Note 7 - Geographic Segment Data

The Company has determined that it operates primarily in one business segment which designs, manufactures and distributes film products for use in packaging and novelty balloon products. The Company operates in foreign and domestic regions. Information about the Company's operations by geographic areas is as follows:

	Net Sales to Outside Customers		Net Sales to Outside Customers
	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

United States	$10,212,000	$8,623,000	$19,699,000	$15,891,000
Europe	14,000	-	30,000	-
Mexico	2,118,000	1,559,000	4,063,000	3,241,000
United Kingdom	620,000	597,000	1,583,000	1,250,000

	$12,964,000	$10,779,000	$25,375,000	$20,382,000

			Total Assets at
			June 30,	December 31,
			2010	2009

United States			$24,027,000	$23,801,000
Europe			128,000	-
Mexico			5,656,000	5,861,000
United Kingdom			1,121,000	733,000

			$30,932,000	$30,395,000

Note 8 - Concentration of Credit Risk

Concentration of credit risk with respect to trade accounts receivable is generally limited due to the number of entities comprising the Company's customer base. The Company performs ongoing credit evaluations and provides an allowance for potential credit losses against the portion of accounts receivable which is estimated to be uncollectible. Such losses have historically been within management's expectations.  During the three and six months ended June 30, 2010 and 2009, there were three customers whose purchases represented more than 10% of the Company’s consolidated net sales.  The sales to each of these customers for the three and six months ended June 30, 2010 and 2009 are as follows:

	Three Months Ended June 30, 2010		Three Months Ended June 30, 2009
Customer	Net Sales	% of Net Sales	Net Sales	% of Net Sales

Customer A	$4,169,000	32.2%	$3,907,000	36.3%
Customer B	$1,740,000	13.4%	$1,538,000	14.3%
Customer C	$1,498,000	11.6%	$1,003,000	9.3%

	Six Months Ended June 30, 2010		Six Months Ended June 30, 2009
Customer	Net Sales	% of Net Sales	Net Sales	% of Net Sales

Customer A	$7,323,000	28.9%	$6,407,000	31.4%
Customer B	$3,854,000	15.2%	$1,441,000	7.1%
Customer C	$2,958,000	11.7%	$3,250,000	15.9%

As of June 30, 2010, the total amount owed to the Company by these customers was $2,408,000 or 30.0%, $839,000 or 10.4%, and $1,167,000 or 14.5% of the Company’s consolidated accounts receivables.  The amounts owed at June 30, 2009 were $1,969,000, or 29.8%, $515,000, or 7.8%, and $902,000 or 13.6% of the Company’s consolidated net accounts receivables, respectively.

Note 9 – Related Party Transactions

Stephen M. Merrick, Executive Vice President, Secretary and a Director of the Company, is of counsel to the law firm of Vanasco Genelly and Miller PC which provides legal services to the Company. Legal fees incurred by the Company with this firm for the three months ended June 30, 2010 and 2009, respectively, were $43,000 and $35,000.  Legal fees incurred by the Company with this firm for the six months ended June 30, 2010 and 2009, respectively, were $85,000 and $47,000.

John H. Schwan, Chairman of the Company, is a principal of Shamrock Packaging and affiliated companies. The Company made purchases of approximately $478,000 from Shamrock Packaging during the three months ended June 30, 2010 and $557,000 during the three months ended June 30, 2009.  The Company made purchases of approximately $987,000 from Shamrock Packaging during the six months ended June 30, 2010 and $965,000 during the six months ended June 30, 2009.  At June 30, 2010 and 2009, outstanding accounts payable balances were $381,000 and $269,000, respectively.

John H. Schwan, Chairman of the Company, and Howard W. Schwan, President of the Company, are the brothers of Gary Schwan, one of the owners of Schwan Incorporated, which provides building maintenance and remodeling services to the Company.  The Company received services from Schwan Incorporated of approximately $10,000 during the three months ended June 30, 2010 and $8,000 during the three months ended June 30, 2009.  The Company received services from Schwan Incorporated of approximately $24,000 during the six months ended June 30, 2010 and $17,000 during the six months ended June 30, 2009.

On February 1, 2006, John H. Schwan and Stephen M. Merrick advanced $500,000 each to the Company in exchange for (a) five year promissory notes bearing interest at 2% over the prime rate determined quarterly and (b) five year warrants to purchase an aggregate of 303,030 shares of common stock of the Company at the price of $3.30 per share.  On May 28, 2010, John H. Schwan (with respect to 101,515 shares of common stock of the Company at the price of $3.30 per share and 20,000 shares of common stock of the Company at the price of $4.80 per share) and Stephen M. Merrick (with respect to 151,515 shares of common stock of the Company at the price of $3.30 per share) exercised such warrants in consideration of the cancellation of indebtedness to them of the Company in the amount of such exercise price.

On April 3, 2007, John H. Schwan assigned and transferred warrants to purchase up to 50,000 shares of common stock to Howard W. Schwan, an officer and director of the Company.  On June 25, 2010, Howard W. Schwan exercised warrants to purchase 50,000 shares of common stock of the Company at the price of $3.30 per share in consideration of the transfer to the Company and cancellation of 22,971 shares of common stock of the Company having a market value in the amount of such purchase price.

On October 1, 2008, the Company issued warrants to purchase 20,000 shares of common stock of the Company to both John H. Schwan and Stephen M. Merrick exercisable at the price of $4.80 per share (the market price of the stock on the date of the warrants) in consideration for the personal guarantees by each of up to $2 million in principal amount of the bank debt of the Company.  On May 28, 2010, John H. Schwan and Stephen M. Merrick exercised these warrants in consideration of the cancellation of indebtedness of the Company to them in the amount of the exercise price.

Interest payments have been made to John H. Schwan and Stephen M. Merrick for loans made to the Company.  During the three months ended June 30, 2010 these interest payments totaled  $40,000 and $16,000, respectively.  For the three months ended June 30, 2009 these interest payments totaled $42,000 and $19,000, respectively.  During the six months ended June 30, 2010 these interest payments totaled $80,000 and $32,000, respectively.  For the six months ended June 30, 2009 these interest payments totaled $75,000 and $30,000, respectively.

Note 10 – Changes in Contracts; Indebtedness

On April 29, 2010, the Company entered into a Credit Agreement with Harris N.A. (“Harris”) replacing and paying off the Company’s credit line with RBS Citizens N.A. (formerly Charter One Bank).  Under the Credit Agreement, Harris agreed to provide loans and credits to the Company in the aggregate maximum amount of $14,417,000.  The arrangement includes:

i.	A revolving credit up to a maximum amount of $9,000,000 based upon a borrowing base of 85% of eligible receivables and 60% of eligible inventory (up to a maximum of $5,000,000);
ii.	A mortgage loan in the principal amount of $2,333,350, amortized over 25 years, the principal balance due on April 29, 2013;
iii.	A term loan in the principal amount of $583,333 maturing in monthly principal installments of $58,333; and
iv.
An equipment loan commitment in the amount of up to $2,500,000 providing for loan advances from time to time until April 29, 2011 based upon 100% of the purchase price of equipment purchased, the loans to be amortized on a five year basis commencing April 29, 2011, the balance due on April 29, 2013.

The Credit Agreement includes various representations, warranties and covenants of the Company.

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

On April 29, 2010, Harris advanced a total of $11,963,518 under these loans on behalf of the Company for the pay-off of all outstanding loan and lease financing balances of the Company to RBS Citizens N.A. and RBS Asset Finance.

Under the terms of the Credit Agreement, in order to obtain advances under the revolving line of credit and the equipment loan, the Company is required to meet various financial covenants including a senior leverage ratio, fixed charge coverage ratio and tangible net worth.  As of June 30, 2010, we were in compliance with these covenants.

The Credit Agreement provides that the outstanding balance of all loans under the agreement will bear interest with reference to a base rate or, at the option of the Company, with reference to an adjusted LIBOR.  At June 30, 2010, the effective rate on the outstanding loan balances was 4.0%.

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

Overview.  We produce film products for novelty, packaging and container applications. These products include metalized balloons, latex balloons and related latex toy products, films for packaging and custom product applications, and flexible containers for packaging and consumer storage applications. We produce all of our film products for packaging and container applications at our plant in Lake Barrington, Illinois. We produce all of our latex balloons and latex products at our facility in Guadalajara, Mexico. Substantially all of our film products for packaging and custom product applications are sold to customers in the United States. We market and sell our novelty items and flexible containers for consumer use in the United States, Mexico, Latin America, the United Kingdom and Europe.

Results of Operations

Net Sales.   For the three months ended June 30, 2010, net sales were $12,964,000 compared to net sales of $10,779,000 for the same period of 2009, an increase of 20.3%.  For the quarters ended June 30, 2010 and 2009, net sales by product category were as follows:

	Three Months Ended
	June 30, 2010		June 30, 2009
	$	% of	$	% of
Product Category	(000) Omitted	Net Sales	(000) Omitted	Net Sales

Metalized Balloons	6,262	48%	5,747	53%

Film Products	1,905	15%	1,644	15%

Pouches	2,225	17%	1,577	15%

Latex Balloons	2,318	18%	1,653	15%

Helium/Other	254	2%	158	2%

Total	12,964	100%	10,779	100%

Net Sales.   For the six months ended June 30, 2010, net sales were $25,375,000 compared to net sales of $20,382,000 for the same period of 2009, an increase of 24.5%.  For the six months ended June 30, 2010 and 2009, net sales by product category were as follows:

	Six Months Ended
	June 30, 2010		June 30, 2009
	$	% of	$	% of
Product Category	(000) Omitted	Net Sales	(000) Omitted	Net Sales

Metalized Balloons	12,167	48%	10,786	53%

Film Products	3,272	13%	3,519	17%

Pouches	5,266	21%	2,562	13%

Latex Balloons	4,145	16%	3,196	16%

Helium/Other	525	2%	319	1%

Total	25,375	100%	20,382	100%

Metalized Balloons. During the three months ended June 30, 2010 revenues from the sale of metalized balloons increased by 9.0% compared to the prior year period from $5,747,000 to $6,262,000.  During the six months ended June 30, 2010 revenues from the sale of metalized balloons increased by 12.8% compared to the prior year period from $10,786,000 to $12,167,000.  These increases are attributable to increased sales to a principal balloon customer, as well as other customers in the United States.

Films. During the three months ended June 30, 2010 revenues from the sale of laminated film products increased by 15.9% compared to the prior year period from $1,644,000 to $1,905,000.  During the second quarter, we began deliveries of a new film product to a medical device supplier.  During the six months ended June 30, 2010 revenues from the sale of laminated film products decreased by 7.0% compared to the prior year period from $3,519,000 to $3,272,000.  The decrease was the result of reduced sales to a principal film customer.

Pouches. During the three months ended June 30, 2010 revenues from the sale of pouches increased by 41.1% compared to the prior year period from $1,577,000 to $2,225,000.  During the six months ended June 30, 2010 revenues from the sale of pouches increased by 105.5% compared to the prior year period from $2,562,000 to $5,266,000.  Most of this increase was a result of an increase in sales to a principal pouch customer.  Also, sales of the ZipVac line of product accounted for a portion of the increase.

Latex Balloons.  During the three months ended June 30, 2010 revenues from the sale of latex balloons increased by 40.2% compared to the prior year period from $1,653,000 to $2,318,000.  During the six months ended June 30, 2010 revenues from the sale of latex balloons increased by 29.7% compared to the prior year period from $3,196,000 to $4,145,000.  The increase is attributable to increased sales in Mexico by Flexo Universal, our subsidiary there, as well as increased sales to various customers in the United States.

Sales to a limited number of customers continue to represent a large percentage of our net sales.  The table below illustrates the impact on sales of our top three and ten customers for the three and six months ended June 30, 2010 and 2009.

	Three Months Ended		Six Months Ended
	% of Net Sales		% of Net Sales
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Top 3 Customers	57.1%	59.8%	55.7%	54.4%

Top 10 Customers	71.8%	75.7%	71.9%	70.2%

During the three months ended June 30, 2010, there were three customers whose purchases represented more than 10% of the Company’s consolidated net sales.  The sales to each of these customers for the three months ended June 30, 2010 were $4,169,000 or 32.2%, $1,740,000 or 13.4%, and $1,498,000 or 11.6% of consolidated net sales, respectively.  Sales of these customers in the same period of 2009 were $3,907,000 or 36.3%, $1,538,000 or 14.3%, and $1,003,000 or 9.3% of consolidated net sales, respectively.  During the six months ended June 30, 2010, there were three customers whose purchases represented more than 10% of the Company’s consolidated net sales.  The sales to each of these customers for the six months ended June 30, 2010 were $7,323,000 or 28.9%, $3,854,000 or 15.2%, and $2,958,000 or 11.7% of consolidated net sales, respectively.  Sales of these customers in the same period of 2009 were $6,407,000 or 31.4%, $1,441,000 or 7.1%, and $3,250,000 or 15.9% of consolidated net sales, respectively.  As of June 30, 2010, the total amount owed to the Company by these customers was $2,408,000 or 30.0%, $839,000 or 10.4%, and $1,167,000 or 14.5% of the Company’s consolidated accounts receivables.  The amounts owed at June 30, 2009 were $1,969,000, or 29.8%, $515,000, or 7.8%, and $902,000 or 13.6% of the Company’s consolidated net accounts receivables, respectively.

Cost of Sales.   During the three months ended June 30, 2010, the cost of sales represented 77.8% of net sales compared to 75.9% for the three months ended June 30, 2009.  During the six months ended June 30, 2010, the cost of sales represented 76.7% of net sales compared to 77.1% for the six months ended June 30, 2009.  In the first half of 2010, cost of sales were affected by (i) a reduction in the unit cost of production overhead arising from increased unit production, (ii) shifts in the mix of products sold and (iii) increases in raw materials cost including film, resin and latex.

General and Administrative.   During the three months ended June 30, 2010, general and administrative expenses were $1,308,000 or 10.1% of net sales, compared to $1,301,000 or 12.1% of net sales for the same period in 2009.  During the six months ended June 30, 2010, general and administrative expenses were $2,568,000 or 10.1% of net sales, compared to $2,341,000 or 11.5% of net sales for the same period in 2009.  The increase in general and administrative expenses compared to the corresponding period of 2009, is attributable to (i) an increase in legal expense of $145,000, and (ii) an increase in administrative expenses of $75,000 in Mexico by Flexo Universal, our subsidiary there.

Selling.   During the three months ended June 30, 2010, selling expenses were $218,000 or 1.7% of net sales, compared to $204,000 or 1.9% of net sales for the same period in 2009. During the six months ended June 30, 2010, selling expenses were $559,000 or 2.2% of net sales, compared to $381,000 or 1.9% of net sales for the same period in 2009.  The increase in selling expenses compared to the corresponding period of 2009, is attributable to (i) an increase in royalties expense of $41,000, and (ii) selling expenses of $95,000 incurred in our Europe subsidiary.

Advertising and Marketing.  During the three months ended June 30, 2010, advertising and marketing expenses were $457,000 or 3.5% of net sales for the period, compared to $421,000 or 3.9% of net sales for the same period of 2009.  During the six months ended June 30, 2010, advertising and marketing expenses were $941,000 or 3.7% of net sales for the period, compared to $809,000 or 4.0% of net sales for the same period of 2009.  The increase in advertising and marketing expense is attributable to (i) increased compensation expense of $25,000 and (ii) servicing fees for in-store servicing of balloon inventories in two retail accounts.

Other Income (Expense).  During the three months ended June 30, 2010, the Company incurred net interest expense of $296,000, compared to net interest expense during the same period of 2009 in the amount of $273,000.  During the six months ended June 30, 2010, the Company incurred net interest expense of $540,000, compared to net interest expense during the same period of 2009 in the amount of $568,000.

For the three months ended June 30, 2010, the Company had a foreign currency transaction loss of $21,000 compared to a foreign currency transaction gain of $3,000 during the same period of 2009.  For the six months ended June 30, 2010, the Company had a foreign currency transaction loss of $35,000 compared to a foreign currency transaction loss of $19,000 during the same period of 2009.

Income Taxes.  For the three months ended June 30, 2010, the Company reported a consolidated income tax benefit of $21,000, compared to a consolidated income tax benefit of $4,000 for the same period of 2009.  For the six months ended June 30, 2010, the Company reported a consolidated income tax expense of $95,000, compared to a consolidated income tax expense of $46,000 for the same period of 2009.  For the three and six months ended June 30, 2010, this income tax provision was composed of provisions for income tax on the income of Flexo Universal, our Mexican subsidiary, CTI Europe, our Europe subsidiary, and CTI Balloons Limited, our United Kingdom subsidiary.  The Company did not recognize any income tax expense in the United States for the three and six months ended June 30, 2010, or for the same period of 2009 by reason of its net operating loss carryforward and adjustments to the Company’s reserve in its deferred tax asset account.

As of June 30, 2010, the amount of the Company’s valuation allowance with respect to its deferred tax asset has been reduced to $99,000.  During the past four years, the amount of book income tax expense which would have been realized by reason of net income of the Company in quarterly and annual periods has been offset by reductions in the valuation allowance against the deferred tax asset.  By reason of the reduction of valuation allowance, in future periods in which the Company realizes net income, the book tax expense realized by the Company will not be fully offset by a reduction in the valuation allowance and the Company will be required to record book tax expense, which will affect net income of the Company.  As of June 30, 2010, the net operating loss carryforward balance of the Company is $3,271,000 so the Company will not be subject to income tax on income to such amount, but the Company will be required to record income tax expense in its statement of income.

Net Income.  For the three months ended June 30, 2010, the Company had net income of $607,000 or $0.21 per share (basic) and $0.20 per share (diluted), compared to net income of $409,000 for the same period of 2009 or $0.15 per share (basic and diluted).  For the six months ended June 30, 2010, the Company had net income of $1,206,000 or $0.43 per share (basic) and $0.42 per share (diluted), compared to net income of $502,000 for the same period of 2009 or $0.18 per share (basic and diluted).

Financial Condition, Liquidity and Capital Resources

Cash Flow Items.

Operating Activities.  During the six months ended June 30, 2010, net cash provided by operations was $2,611,000, compared to net cash used in operations during the six months ended June 30, 2009 of $1,688,000.

Significant changes in working capital items during the six months ended June 30, 2010 consisted of (i) an increase in accounts receivable of $711,000, (ii) a decrease in inventories of $239,000, (iii) depreciation and amortization in the amount of $1,053,000, (iv) an increase in trade payables of $370,000, (v) an increase in accrued liabilities of $151,000, and  (vi) an decrease of $98,000 in prepaid expenses and other assets.

Investing Activity.  During the six months ended June 30, 2010, cash used in investing activity for the purchase or improvement of equipment was $418,000, compared to $433,000 in the same period of 2009.

Financing Activities.  During the six months ended June 30, 2010, cash used in financing activities was $1,766,000 compared to cash provided by financing activities for the same period of 2009 in the amount of $1,249,000.  During the six months ended June 30, 2010, financing activities included payment of $1,279,000 on long-term debt obligations.

Also, on a non-cash basis, subordinated indebtedness in the aggregate amount of $1,027,000 was paid through the exercise of warrants to purchase an aggregate of 293,030 shares of common stock of the Company.

Liquidity and Capital Resources.  At June 30, 2010, the Company had cash balances of $1,329,000 compared to cash balances of $203,000 for the same period in 2009.  Also, at June 30, 2010, there was available to the Company under its revolving line of credit approximately $730,000.

At June 30, 2010, the Company had a working capital balance of $3,537,000 compared to a working capital balance of $2,414,000 at December 31, 2009.

The Company’s liquidity is dependent significantly on its bank financing and the Company relies on its revolving line of credit to maintain liquidity.  On April 29, 2010, the Company entered into a Credit Agreement with Harris N.A. (“Harris”) replacing and paying off the Company’s credit line with RBS Citizens N.A. (formerly Charter One Bank).  Under the Credit Agreement, Harris agreed to provide loans and credits to the Company in the aggregate maximum amount of $14,417,000.  The arrangement includes:

i.	A revolving credit up to a maximum amount of $9,000,000 based upon a borrowing base of 85% of eligible receivables and 60% of eligible inventory (up to a maximum of $5,000,000);
ii.	A mortgage loan in the principal amount of $2,333,350, amortized over 25 years, the principal balance due on April 29, 2013;
iii.	A term loan in the principal amount of $583,333 maturing in monthly principal installments of $58,333; and
iv.
An equipment loan commitment in the amount of up to $2,500,000 providing for loan advances from time to time until April 29, 2011 based upon 100% of the purchase price of equipment purchased, the loans to be amortized on a five year basis commencing April 29, 2011, the balance due on April 29, 2013.

The Credit Agreement includes various representations, warranties and covenants of the Company, including various financial covenants.

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

On April 29, 2010, Harris advanced a total of $11,963,518 under these loans on behalf of the Company for the pay-off of all outstanding loan and lease financing balances of the Company to RBS Citizens N.A. and RBS Asset Finance.

Under the terms of the Credit Agreement, in order to obtain advances under the revolving line of credit and the equipment loan, the Company is required to meet various financial covenants including a senior leverage ratio, fixed charge coverage ratio and tangible net worth.  As of June 30, 2010, we were in compliance with these covenants.

The Credit Agreement provides that the outstanding balance of all loans under the agreement will bear interest with reference to a base rate or, at the option of the Company, with reference to an adjusted LIBOR.  At June 30, 2010, the effective rate on the outstanding loan balances was 4.0%.

Under the prior loan agreement with RBS Citizens N.A., we maintained swap agreements with respect to $6,780,000 of our loan balances with RBS Citizens.  These swap agreements were designated as a cash flow hedge to hedge the Company’s exposure to interest rate fluctuations on the Company’s floating rate loans.  These swap arrangements were derivative financial instruments with respect to which we determined and recorded the fair market value each quarter.  We recorded the fair market value of these contracts in the balance sheet, with an offset to other comprehensive loss.  On April 29, 2010, at the time of the closing of the Credit Agreement with Harris, these swap agreements were terminated, and we paid to the counterparty under the agreements the then fair market value of the swap agreements which was $146,000.  As of June 30, 2010, the Company does not maintain any swap agreements with respect to its outstanding loans.

Seasonality

In recent years, sales in the metalized balloon product line have historically been seasonal with approximately 45% occurring in the period from December through March and 21% being generated in the period from July through October. The sale of latex balloons and laminated film products have not historically been seasonal.

Critical Accounting Policies

Please see pages 22-24 of our Annual Report on Form 10-K for the year ended December 31, 2009 for a description of policies that are critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. No material changes to such information have occurred during the three and six months ended June 30, 2010.

New Accounting Pronouncements

See “New Accounting Pronouncements” in Note 1 to the Notes to Unaudited Condensed Consolidated Financial Statements which is here incorporated by reference.

Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures:

Our Principal Executive Officer and Principal Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2010.  Based on such review and evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were adequate and effective to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 (a) is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and (b) is accumulated and communicated to the Company’s management, including the officers, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 1, 2006, John H. Schwan and Stephen M. Merrick, directors and officers of the Company, each loaned the sum of $500,000 to the Company in exchange for (i) five year promissory notes bearing interest at 2% in excess of the prime rate and (ii) five year warrants to purchase up to 151,515 shares each of common stock of the Company at the price of $3.30 per share, an amount equal to 110% of the market price of the common stock of the Company on the day immediately preceding the date of the transaction.

On April 3, 2007, John H. Schwan assigned and transferred warrants to purchase up to 50,000 shares of common stock to Howard W. Schwan, an officer and director of the Company.

On October 1, 2008, the Company issued warrants to purchase 20,000 shares of common stock of the Company to both John H. Schwan and Stephen M. Merrick exercisable at the price of $4,80 per share in consideration of the personal guarantees by each of them of up to $2 million in principal amount of the bank debt of the Company.

On May 28, 2010, John H. Schwan (with respect to 101,515 shares of common stock of the Company at the price of $3.30 per share and 20,000 shares of common stock of the Company at the price of $4.80 per share) and Stephen M. Merrick (with respect to 151,515 shares of common stock of the Company at the price of $3.30 per share) exercised such warrants in consideration of the cancellation of indebtedness to them of the Company in the amount of such exercise price.

On June 25, 2010, Howard W. Schwan exercised warrants to purchase 50,000 shares of common stock of the Company at the price of $3.30 per share in consideration of the transfer to the Company and cancellation of 22,971 shares of common stock of the Company having a market value in the amount of such purchase price.

Each of the foregoing transactions involved the sale of securities by the Company to a limited number of sophisticated investors on a restricted basis, for investment, and an exemption from registration with respect to such sales is claimed pursuant to Section 4(2) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Reference made to the Company’s Report on Form 8-K dated June 8, 2010.

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

10.2	Credit Agreement between Harris N.A. and CTI Industries Corporation dated April 29, 2010 (Incorporated by reference to Exhibit contained in Registrant’s Report on Form 10-Q dated May 14, 2010)

10.3	Mortgage and Security Agreement between Harris N.A. and the Company dated April 29, 2010 (Incorporated by reference to Exhibit contained in Registrant’s Report on Form 10-Q dated May 14, 2010)

10.4	Security Agreement between Harris N.A. and the Company dated April 29, 2010 (Incorporated by reference to Exhibit contained in Registrant’s Report on Form 10-Q dated May 14, 2010)

10.5	Pledge Agreement between Harris N.A. and the Company dated April 29, 2010 (Incorporated by reference to Exhibit contained in Registrant’s Report on Form 10-Q dated May 14, 2010)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

* Also incorporated by reference the Exhibits filed as part of the SB-2 Registration Statement of the Registrant, effective November 5, 1997, and subsequent periodic filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 13, 2010	CTI INDUSTRIES CORPORATION

	By:	/s/ Howard W. Schwan
Howard W. Schwan, President and
Chief Executive Officer

	By:	/s/ Stephen M. Merrick
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

10.2	Credit Agreement between Harris N.A. and CTI Industries Corporation dated April 29, 2010 (Incorporated by reference to Exhibit contained in Registrant’s Report on Form 10-Q dated May 14, 2010)

10.3	Mortgage and Security Agreement between Harris N.A. and the Company dated April 29, 2010 (Incorporated by reference to Exhibit contained in Registrant’s Report on Form 10-Q dated May 14, 2010)

10.4	Security Agreement between Harris N.A. and the Company dated April 29, 2010 (Incorporated by reference to Exhibit contained in Registrant’s Report on Form 10-Q dated May 14, 2010)

10.5	Pledge Agreement between Harris N.A. and the Company dated April 29, 2010 (Incorporated by reference to Exhibit contained in Registrant’s Report on Form 10-Q dated May 14, 2010)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).