Form 10-Q
period 2010-09-30
CTI INDUSTRIES CORP
filed 2010-11-15
CIK 1042187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.   20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

The number of shares outstanding of the Registrant’s common stock as of November 1, 2010 was 3,128,568.

INDEX

PART I – FINANCIAL INFORMATION

Item No. 1	Financial Statements
	Condensed Consolidated Interim Balance Sheet at September 30, 2010 (unaudited) and December 31, 2009	3
	Condensed Consolidated Interim Statements of Operations (unaudited) for the three and nine months ended September 30, 2010 and September 30, 2009	4
	Condensed Consolidated Interim Statements of Cash Flows (unaudited) for the three and nine months ended September 30, 2010 and September 30, 2009	5
	Condensed Consolidated Interim Earnings per Share (unaudited) for the three and nine months ended September 30, 2010 and September 30, 2009	6
	Notes to Condensed Consolidated Financial Statements (unaudited)	7
Item No. 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item No. 3	Quantitative and Qualitative Disclosures Regarding Market Risk	24
Item No. 4	Controls and Procedures	24

PART II – OTHER INFORMATION

Item No. 1	Legal Proceedings	25
Item No. 1A	Risk Factors	25
Item No. 2	Unregistered Sales of Equity Securities and Use of Proceeds	25
Item No. 3	Defaults Upon Senior Securities	26
Item No. 4	Submission of Matters to a Vote of Security Holders	26
Item No. 5	Other Information	26
Item No. 6	Exhibits	26
	Signatures	28
	Exhibit 31.1
	Exhibit 31.2
	Exhibit 32

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

CTI Industries Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

	September 30, 2010	December 31, 2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$682,193	$870,446
Accounts receivable, (less allowance for doubtful accounts of $68,000 and $57,000, respectively)	7,567,111	7,320,181
Inventories, net	10,554,914	9,643,914
Net deferred income tax asset	724,972	706,754
Prepaid expenses and other current assets	769,159	607,127

Total current assets	20,298,349	19,148,422

Property, plant and equipment:
Machinery and equipment	22,716,187	22,390,891
Building	3,260,201	3,183,795
Office furniture and equipment	2,711,986	2,677,476
Intellectual property	345,092	345,092
Land	250,000	250,000
Leasehold improvements	441,377	428,864
Fixtures and equipment at customer locations	2,629,902	2,541,881
Projects under construction	612,800	270,131
	32,967,545	32,088,130
Less : accumulated depreciation and amortization	(24,023,275)	(22,554,719)

Total property, plant and equipment, net	8,944,270	9,533,411

Other assets:
Deferred financing costs, net	111,071	11,846
Goodwill	1,033,077	989,108
Net deferred income tax asset	416,293	361,457
Other assets (due from related party $196,000 and $79,000, respectively)	300,649	351,065

Total other assets	1,861,090	1,713,476

TOTAL ASSETS	31,103,709	30,395,309
LIABILITIES AND EQUITY
Current liabilities:
Checks written in excess of bank balance	290,719	735,257
Trade payables	3,464,584	3,236,607
Line of credit	7,542,736	7,598,671
Notes payable - current portion	385,001	811,996
Notes payable - officers, current portion, net of debt discount of $31,000 and $89,000	1,386,632	1,368,964
Capital lease - current portion	46,784	299,311
Notes Payable Affiliates - current portion	6,499	5,793
Accrued liabilities	3,083,427	2,683,714

Total current liabilities	16,206,382	16,740,313

Long-term liabilities:
Notes Payable - Affiliates	156,985	774,294
Notes payable, net of current portion	2,200,700	2,375,435
Capital Lease	462,598	733,414
Notes payable - officers, subordinated, net of debt discount of $0 and $7,000	372,058	992,632
Total long-term liabilities	3,192,341	4,875,775

Equity:
CTI Industries Corporation stockholders' equity:
Preferred Stock — no par value 2,000,000 shares authorized 0 shares issued and outstanding	$-	$-
Common stock - no par value, 5,000,000 shares authorized, 3,191,225 and 2,808,720 shares issued and 3,120,568 and 2,808,720 outstanding, respectively	14,124,068	12,457,966
Warrants issued in connection with subordinated debt and bank debt	-	443,313
Dividends	(156,135)	-
Accumulated deficit	(757,790)	(2,206,728)
Accumulated other comprehensive loss	(1,410,365)	(1,803,442)
Less: Treasury stock, 70,657 shares and 70,657 shares	(128,446)	(128,446)
Total CTI Industries Corporation stockholders' equity	11,671,332	8,762,663
Noncontrolling interest	33,654	16,558
Total Equity	11,704,986	8,779,221
TOTAL LIABILITIES AND EQUITY	$31,103,709	$30,395,309

See accompanying notes to condensed consolidated unaudited financial statements

CTI Industries Corporation and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009

Net Sales	$10,962,272	$10,175,245	$36,337,241	$30,557,569

Cost of Sales	8,713,084	7,997,292	28,170,431	23,712,414

Gross profit	2,249,188	2,177,953	8,166,810	6,845,155

Operating expenses:
General and administrative	1,239,070	1,046,826	3,807,519	3,387,495
Selling	112,509	221,029	671,329	601,819
Advertising and marketing	388,887	404,103	1,329,524	1,213,166
Total operating expenses	1,740,466	1,671,958	5,808,372	5,202,480

Income from operations	508,722	505,995	2,358,438	1,642,675

Other (expense) income:
Interest expense	(163,835)	(261,201)	(712,896)	(837,830)
Interest income	4,497	4,566	13,090	13,077
Foreign currency (loss) gain	(2,660)	12,549	(37,348)	(6,449)

Total other expense, net	(161,998)	(244,086)	(737,154)	(831,202)

Net Income before taxes	346,724	261,909	1,621,284	811,473

Income tax expense	112,939	55,666	208,262	101,787

Net Income	233,785	206,243	1,413,022	709,686

Less: Net (loss) income attributable to noncontrolling interest	(9,543)	1,526	(35,916)	3,023

Net income attributable to CTI Industries Corporation	$243,328	$204,717	$1,448,938	$706,663

Other Comprehensive Income
Unrealized gain on derivative instruments; adjustment to accumulated balance on swap termination	$-	$25,056	$188,615	$113,111
Foreign currency adjustment	$275,687	$(23,638)	$204,462	$159,918
Comprehensive income	$519,015	$206,135	$1,842,015	$979,692

Basic income per common share	$0.08	$0.07	$0.49	$0.25

Diluted income per common share	$0.08	$0.07	$0.49	$0.25

Dividends per share	$-	$-	$0.05	$-

Weighted average number of shares and equivalent shares of common stock outstanding:
Basic	3,120,568	2,739,481	2,930,748	2,774,447

Diluted	3,201,064	2,749,685	2,985,697	2,781,178

See accompanying notes to condensed consolidated unaudited financial statements

CTI Industries Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended September 30,
	2010	2009

Cash flows from operating activities:
Net income	$1,413,022	$709,686
Adjustment to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,561,263	1,434,681
Amortization of debt discount	82,909	66,501
Stock based compensation	116,142	66,088
Provision for losses on accounts receivable	14,354	90,437
Provision for losses on inventories	11,083	72,000
Deferred income taxes	178,262	92,840
Change in assets and liabilities:
Accounts receivable	(137,177)	(435,312)
Inventories	(790,620)	570,189
Prepaid expenses and other assets	(79,153)	(198,671)
Trade payables	255,532	304,626
Accrued liabilities	298,232	135,639

Net cash provided by operating activities	2,923,849	2,908,704

Cash used in investing activities - purchases of property, plant and equipment	(848,143)	(595,109)

Net cash used in investing activities	(848,143)	(595,109)

Cash flows from financing activities:
Change in checks written in excess of bank balance	(445,792)	(166,696)
Net change in revolving line of credit	(55,935)	(977,664)
Repayment of long-term debt (related parties $413,000 and $0)	(1,491,607)	(904,791)
Proceeds from exercise of stock options and warrants	79,647	-
Cash received from investment in subsidiary	42,300	-
Dividends paid	(156,135)	-
Cash paid for purchase of stock	-	(58,608)
Cash paid for deferred financing fees	(244,726)	(40,555)

Net cash used in financing activities	(2,272,248)	(2,148,314)

Effect of exchange rate changes on cash	8,289	19,851

Net (decrease) increase in cash and cash equivalents	(188,253)	185,132

Cash and cash equivalents at beginning of period	870,446	180,578

Cash and cash equivalents at end of period	$682,193	$365,710

Supplemental disclosure of cash flow information:
Cash payments for interest	$605,785	$685,400

Cash payments for taxes	$30,000	$8,946

Supplemental Disclosure of non-cash investing and financing activity
Stock issued under consulting agreement	$-	$69,063

Exercise of Warrants by Payment of Subordinated Debt	$1,027,000	$-

Exercise of Options and Warrants by Surrender of Shares	$227,736	$-

Property, Plant & Equipment acquisitions funded by liabilities	$43,296	$77,015

See accompanying notes to condensed consolidated unaudited financial statements

CTI Industries Corporation and Subsidiaries
Condensed Consolidated Earnings per Share (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Basic
Average shares outstanding:
Weighted average number of common shares outstanding	3,120,568	2,739,481	2,930,748	2,774,447

Net income:
Net income attributable to CTI Industries Corporation	$243,328	$204,717	$1,448,938	$706,663

Per share amount	$0.08	$0.07	$0.49	$0.25

Diluted
Average shares outstanding:
Weighted average number of common shares outstanding	3,120,568	2,739,481	2,930,748	2,774,447

Effect of dilutive shares	80,496	10,204	54,949	6,731

Weighted average number of shares and equivalent shares of common stock outstanding	3,201,064	2,749,685	2,985,697	2,781,178

Net income:
Net income attributable to CTI Industries Corporation	$243,328	$204,717	$1,448,938	$706,663

Per share amount	$0.08	$0.07	$0.49	$0.25

See accompanying notes to condensed consolidated unaudited financial statements

CTI Industries Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 - Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited but in the opinion of management contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the consolidated financial position and the consolidated results of operations and consolidated cash flows for the periods presented in conformity with generally accepted accounting principles for interim consolidated financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010.  It is suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2009.

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

Reclassification:

As of June 30, 2010, the Company reclassified obligations under capital leases from notes payable to capital leases including both the long term and current portions.  This reclassification is reflected in the balance sheets for September 30, 2010 and December 31, 2009.

As of June 30, 2010, the company reclassified its equity in common stock from paid-in-capital.  This reclassification is reflected in the balance sheets for September 30, 2010 and December 31, 2009.

Use of estimates:

In preparing condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amount of revenue and expenses during the reporting period in the condensed consolidated financial statements and accompanying notes.  Actual results may differ from those estimates.  The Company’s significant estimates include reserves for doubtful accounts, reserves for the lower of cost or market of inventory, reserves for deferred tax assets and recovery value of goodwill.

Earnings per share:

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during each period.

Diluted earnings per share is computed by dividing the net income by the weighted average number of shares of common stock and equivalents (stock options and warrants), unless anti-dilutive, during each period.

As of September 30, 2010, shares to be issued upon the exercise of options and warrants aggregated 158,905 and 0, respectively.  As of September 30, 2009, shares to be issued upon the exercise of options and warrants were 232,644 and 343,030, respectively.  The number of anti-dilutive shares (not included in the determination of earnings on a diluted basis) for the three and nine months ended September 30, 2010 were 0 and 14,000, respectively, all of which were represented by options.  The number of anti-dilutive shares (not included in the determination of earnings on a diluted basis) for the three and nine months ended September 30, 2009 were 479,935 of which 136,905 were represented by options and 343,030 were represented by warrants.

New Accounting Pronouncements:

The Company’s significant accounting policies are summarized in Note 2 of the Company’s consolidated financial statements for the year ended December 31, 2009. There were no significant changes to these accounting policies during the three and nine months ended September 30, 2010 and the Company does not expect that the adoption of other recent accounting pronouncements will have a material impact in its consolidated financial statements.

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

The Company’s net income for the three months ended September 30, 2010 and 2009 includes approximately $35,000 and $21,000, respectively of compensation costs related to share based payments.  The Company’s net income for the nine months ended September 30, 2010 and 2009 includes approximately $116,000 and $66,000, respectively of compensation costs related to share based payments.  As of September 30, 2010 there is $46,000 of unrecognized compensation expense related to non-vested stock option grants and stock grants.  We expect approximately $21,000 to be recognized over the remainder of 2010, and approximately $25,000 to be recognized during 2011.

As of September 30, 2010, the Company had four stock-based compensation plans pursuant to which stock options were, or may be, granted.  The Plans provide for the award of options, which may either be incentive stock options (“ISOs”) within the meaning of Section 422A of the Internal Revenue Code of 1986, as amended (the “Code”) or non-qualified options (“NQOs”) which are not subject to special tax treatment under the Code.

On April 12, 2001, the Board of Directors approved for adoption, effective December 27, 2001, the 2001 Stock Option Plan (the “Plan”). The Plan authorizes the grant of options to purchase up to an aggregate of 119,050 shares of the Company’s Common Stock. As of September 30, 2010, 139,958 shares have been granted and were fully vested at the time of grant, 12,500 remain outstanding.

On April 24, 2002, the Board of Directors approved for adoption, effective October 12, 2002, the 2002 Stock Option Plan (“Plan”).  The Plan authorizes the grant of options to purchase up to an aggregate of 142,860 shares of the Company’s Common Stock. As of September 30, 2010, 123,430 shares have been granted and were fully vested at the time of grant, 28,500 remain outstanding.

On April 30, 2007, the Board of Directors approved for adoption, effective October 1, 2007, the 2007 Stock Option Plan (“Plan”). The Plan authorizes the grant of options to purchase up to an aggregate of 150,000 shares of the Company’s Common Stock.  As of September 30, 2010, 165,750 options had been granted and 106,000 remain outstanding.

On April 10, 2009, the Board of Directors approved for adoption, and on June 5, 2009, the shareholders of the Corporation approved, a 2009 Incentive Stock Plan (“Incentive Stock Plan”).  The Incentive Stock Plan authorizes the issuance of up to 250,000 shares of stock or options to purchase stock of the Company.  No stock or options have been granted under this Plan to date.

A summary of the Company’s stock option activity and related information is as follows:

	Shares under Option	Weighted Avgerage Exercise Price	Weighted Average Contractual Life	Aggregate Intrinsic Value
Balance at December 31, 2009	232,644	$3.04
Granted	-	-
Cancelled	15,000	$3.48
Exercised	58,739	$2.42
Outstanding at September 30, 2010	158,905	$3.22	2.50	$590,793

Exercisable at September 30, 2010	109,280	$3.36	2.90	$391,674

A summary of the Company’s stock warrant activity and related information is as follows:

	Shares under Warrant	Weighted Avgerage Exercise Price	Weighted Average Contractual Life	Aggregate Intrinsic Value
Outstanding and Exercisable at December 31, 2009	343,030	$3.47
Granted	-	-
Cancelled	-	-
Exercised	343,030	$3.47
Outstanding and Exercisable at September 30, 2010	-	$-	-	$ -

A summary of the Company’s stock option activity by grant date as of September 30, 2010 is as follows:

Options by	Options Outstanding				Options Vested
Grant Date	Shares	Wtd Avg	Remain. Life	Intrinsic Val	Shares	Wtd Avg	Remain. Life	Intrinsic Val
Dec 2001	-	$-	-	$-	-	$-	-	$-
Apr 2002	11,905	$2.10	1.6	$57,620	11,905	$2.10	1.6	$57,620
Dec 2005	41,000	$2.88	5.3	$166,460	41,000	$2.88	5.3	$166,460
Oct 2007	49,000	$4.72	1.0	$108,662	34,125	$4.70	1.0	$76,413
Aug 2008	6,000	$6.14	1.9	$4,800	4,500	$6.14	1.9	$3,600
Oct 2008	2,500	$4.97	2.0	$4,925	1,250	$4.97	2.0	$2,463
Nov 2008	48,500	$1.82	2.1	$248,326	16,500	$1.78	2.1	$85,118
Jan 2010	-	$-	-	$-	-	$-	-	$-
TOTAL	158,905	$3.22	2.5	$590,793	109,280	$3.36	2.9	$391,674

The aggregate intrinsic value in the tables above represents the total pre-tax intrinsic value (the difference between the closing price of the Company’s common stock on the last trading day of the quarter ended September 30, 2010 and the exercise price, multiplied by the number of in-the-money options and warrants) that would have been received by the option and warrant holders had all the holders exercised their options on September 30, 2010.

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

Note 4 – Other Comprehensive Gain

In the three months ended September 30, 2010 the company incurred a comprehensive gain of $276,000, principally from foreign currency translation adjustments.  In the nine months ended September 30, 2010 the company realized a comprehensive gain of $393,000, principally from an unrealized gain on a derivative instrument of $189,000 and a gain of $204,000 from foreign currency translation adjustments.  The gain on derivative instruments in the periods ended September 30, 2010 reflects the adjustment to the accumulated balance of the loss on derivatives arising from the termination of the swap agreements.

The following table sets forth the accumulated balance of other comprehensive loss and each component.

	Foreign Currency Items	Unrealized Gains (Loss) on Derivatives	Accumulated Other Comprehensive (Loss)

Beginning balance as of January 1, 2010	$(1,614,000)	$(189,000)	$(1,803,000)

Current period change, net of tax	204,000	189,000	393,000

Ending Balance as of September 30, 2010	$(1,410,000)	$-	$(1,410,000)

For the three and nine months ended September 30, 2010 no tax benefit for foreign currency translation adjustments has been recorded as such amounts would result in a deferred tax asset. For the three and nine months ended September 30, 2010 no income tax benefit was recorded for the unrealized losses on the derivative instruments by reason of the fact that the tax benefit was offset by a valuation allowance with respect to the related deferred tax asset.

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

On April 5, 2006, the Company entered into two swap agreements with RBS Citizens N.A. (“RBS”) in connection with portions (original notional amount totaling $3,780,000) of the principal amounts of a mortgage loan and term loan to the Company fixing the interest rate on such floating rate loans from prime plus 0.75% to 8.49%.  On January 28, 2008, the Company entered into an additional swap agreement with RBS with respect to a $3,000,000 notional amount of a floating rate revolving loan, fixing the interest rate on such amount from prime plus 0.75% to 6.17%.  These swap agreements were designated as cash flow hedges to hedge the Company’s exposure to interest rate fluctuations on the portions of the principal amount of loans with RBS that were covered by the swap agreements.  These swap agreements were derivative financial instruments and the Company determined the fair market value of these agreements on a quarterly basis, based on RBS’s mark-to-market statement, recording the fair market value of these contracts on the balance sheet with the offset to other comprehensive loss.  In connection with the entry into a new credit agreement with Harris N.A. and the pay off of its loan balances with RBS, on April 30, 2010, the Company terminated these swap agreements and paid to RBS the sum of $146,000, representing the then fair value of the swap agreements, which was or will be, recorded as additional interest expense in the condensed consolidated statement of operations.

As of September 30, 2010 and December 31, 2009, the Company recorded the fair value of these swap agreements on the balance sheet as a liability of $0 and $189,000, respectively.  For the three and nine months ended September 30, 2010, the Company recorded an unrealized gain of $0 and $189,000, compared to an unrealized gain of $25,000 and $113,000 for the same period in 2009, with respect to these swap agreements in other comprehensive income, which represents the change in value of these swap agreements for the quarters ended.

Since May 1, 2010, the Company has not entered into or maintained any swap agreements with respect to its outstanding indebtedness.

Note 6 – Inventories, Net

	September 30,	December 31,
	2010	2009
Raw materials	$3,003,000	$1,520,000
Work in process	881,000	442,000
Finished goods	7,024,000	8,024,000
Allowance for excess quantities	(353,000)	(342,000)
Total inventories	$10,555,000	$9,644,000

Note 7 - Geographic Segment Data

The Company has determined that it operates primarily in one business segment which designs, manufactures and distributes film products for use in packaging and novelty balloon products. The Company operates in foreign and domestic regions. Information about the Company's operations by geographic areas is as follows:

	Net Sales to Outside Customers		Net Sales to Outside Customers
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

United States	$7,859,000	$7,424,000	$27,558,000	$23,315,000
Europe (Excluding UK)	31,000	-	61,000	-
Mexico	2,394,000	2,267,000	6,457,000	5,508,000
United Kingdom (UK)	678,000	484,000	2,261,000	1,735,000
	$10,962,000	$10,175,000	$36,337,000	$30,558,000

	Total Assets at
	September 30,	December 31,
	2010	2009

United States	$24,078,000	$23,801,000
Europe (Excluding UK)	189,000	-
Mexico	5,704,000	5,861,000
United Kingdom (UK)	1,133,000	733,000
	$31,104,000	$30,395,000

Note 8 - Concentration of Credit Risk

Concentration of credit risk with respect to trade accounts receivable is generally limited due to the number of entities comprising the Company's customer base. The Company performs ongoing credit evaluations and provides an allowance for potential credit losses against the portion of accounts receivable which is estimated to be uncollectible. Such losses have historically been within management's expectations.  During the three and nine months ended September 30, 2010, there were two and three customers, respectively whose purchases represented more than 10% of the Company’s consolidated net sales.  During the three and nine months ended September 30, 2009, there were three customers whose purchases represented more than 10% of the Company’s consolidated net sales.  The sales to each of these customers for the three and nine months ended September 30, 2010 and 2009 are as follows:

	Three Months Ended September 30, 2010		Three Months Ended September 30, 2009
Customer	Net Sales	% of Net Sales	Net Sales	% of Net Sales

Customer A	$2,347,000	21.4%	$1,792,000	17.6%
Customer B	$2,250,000	20.5%	$1,533,000	15.1%
Customer C	$721,227	6.6%	$1,676,000	16.5%

	Nine Months Ended September 30, 2010		Nine Months Ended September 30, 2009
Customer	Net Sales	% of Net Sales	Net Sales	% of Net Sales

Customer A	$9,573,000	26.3%	$7,941,000	26.0%
Customer B	$5,305,000	14.6%	$5,042,000	16.5%
Customer C	$4,575,000	12.6%	$3,117,000	10.2%

As of September 30, 2010, the total amount owed to the Company by these customers was $1,750,000 or 23.1%, $1,256,000 or 16.6%, and $288,000 or 3.8% of the Company’s consolidated accounts receivables.  The amounts owed at September 30, 2009 were $935,000, or 14.8%, $1,046,000, or 16.5%, and $906,000 or 14.3% of the Company’s consolidated net accounts receivables, respectively.

Note 9 – Related Party Transactions

Stephen M. Merrick, Executive Vice President, Secretary and a Director of the Company, is of counsel to the law firm of Vanasco Genelly and Miller PC which provides legal services to the Company. Legal fees incurred by the Company with this firm for the three months ended September 30, 2010 and 2009, respectively, were $28,000 and $22,000.  Legal fees incurred by the Company with this firm for the nine months ended September 30, 2010 and 2009, respectively, were $112,000 and $69,000.

John H. Schwan, Chairman of the Company, is a principal of Shamrock Specialty Packaging and affiliated companies. The Company made purchases of approximately $598,000 from Shamrock Specialty Packaging during the three months ended September 30, 2010 and $357,000 during the three months ended September 30, 2009.  The Company made purchases of approximately $1,586,000 from Shamrock Specialty Packaging during the nine months ended September 30, 2010 and $1,322,000 during the nine months ended September 30, 2009.  At September 30, 2010 and 2009, outstanding accounts payable balances were $301,000 and $234,000, respectively.

John H. Schwan, Chairman of the Company, and Howard W. Schwan, President of the Company, are the brothers of Gary Schwan, one of the owners of Schwan Incorporated, which provides building maintenance and remodeling services to the Company.  The Company received services from Schwan Incorporated of approximately $11,000 during the three months ended September 30, 2010 and $3,000 during the three months ended September 30, 2009.  The Company received services from Schwan Incorporated of approximately $36,000 during the nine months ended September 30, 2010 and $21,000 during the nine months ended September 30, 2009.

On February 1, 2006, John H. Schwan and Stephen M. Merrick advanced $500,000 each to the Company in exchange for (a) five year promissory notes bearing interest at 2% over the prime rate determined quarterly and (b) five year warrants to purchase an aggregate of 303,030 shares of common stock of the Company at the price of $3.30 per share.  On May 28, 2010, John H. Schwan (with respect to 101,515 shares of common stock of the Company at the price of $3.30 per share) and Stephen M. Merrick (with respect to 151,515 shares of common stock of the Company at the price of $3.30 per share) exercised such warrants in consideration of the cancellation of indebtedness to them of the Company in the amount of such exercise price.

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

Interest payments have been made to John H. Schwan and Stephen M. Merrick for loans made to the Company.  During the three months ended September 30, 2010 these interest payments totaled $33,000 and $9,000, respectively.  For the three months ended September 30, 2009 these interest payments totaled $44,000 and $19,000, respectively.  During the nine months ended September 30, 2010 these interest payments totaled $113,000 and $41,000, respectively.  For the nine months ended September 30, 2009 these interest payments totaled $119,000 and $49,000, respectively.

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

Under the terms of the Credit Agreement, in order to obtain advances under the revolving line of credit and the equipment loan, the Company is required to meet various financial covenants including a senior leverage ratio, fixed charge coverage ratio and tangible net worth.  As of September 30, 2010, we were in compliance with these covenants.

The Credit Agreement provides that the outstanding balance of all loans under the agreement will bear interest with reference to a base rate or, at the option of the Company, with reference to an adjusted LIBOR.  At September 30, 2010, the effective rate on the outstanding loan balances was 4.0%.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview.  We produce film products for novelty, packaging and container applications. These products include metalized balloons, latex balloons and related latex toy products, films for packaging and custom product applications, and flexible containers for packaging and consumer storage applications. We produce all of our film products for packaging and container applications at our plant in Lake Barrington, Illinois. We produce all of our latex balloons and latex products at our facility in Guadalajara, Mexico. Substantially all of our film products for packaging and custom product applications are sold to customers in the United States. We market and sell our novelty items and flexible containers for consumer use in the United States, Mexico, Latin America, and Europe.

Results of Operations

Net Sales.   For the three months ended September 30, 2010, net sales were $10,962,000 compared to net sales of $10,175,000 for the same period of 2009, an increase of 7.7%.  For the quarters ended September 30, 2010 and 2009, net sales by product category were as follows:

	Three Months Ended
	September 30, 2010		September 30, 2009
	$	% of	$	% of
Product Category	(000) Omitted	Net Sales	(000) Omitted	Net Sales

Metalized Balloons	4,204	38%	3,573	35%

Film Products	2,538	23%	1,945	19%

Pouches	1,431	13%	2,337	23%

Latex Balloons	2,523	23%	2,150	21%

Helium/Other	266	3%	170	2%

Total	10,962	100%	10,175	100%

Net Sales.   For the nine months ended September 30, 2010, net sales were $36,337,000 compared to net sales of $30,558,000 for the same period of 2009, an increase of 18.9%.  For the nine months ended September 30, 2010 and 2009, net sales by product category were as follows:

	Nine Months Ended
	September 30, 2010		September 30, 2009
	$	% of	$	% of
Product Category	(000) Omitted	Net Sales	(000) Omitted	Net Sales

Metalized Balloons	16,370	45%	14,359	47%

Film Products	5,811	16%	5,464	18%

Pouches	6,697	19%	4,899	16%

Latex Balloons	6,668	18%	5,346	17%

Helium/Other	791	2%	490	2%

Total	36,337	100%	30,558	100%

Metalized Balloons. During the three months ended September 30, 2010 revenues from the sale of metalized balloons increased by 17.7% compared to the prior year period from $3,573,000 to $4,204,000.  During the nine months ended September 30, 2010 revenues from the sale of metalized balloons increased by 14.0% compared to the prior year period from $14,359,000 to $16,370,000.  These increases are attributable to increased sales to a principal balloon customer, as well as to other customers in the United States and in international markets.

Films. During the three months ended September 30, 2010 revenues from the sale of laminated film products increased by 30.5% compared to the prior year period from $1,945,000 to $2,538,000.  During the second quarter, we began deliveries of a new film product to a medical device supplier.  During the nine months ended September 30, 2010 revenues from the sale of laminated film products increased by 6.4% compared to the prior year period from $5,464,000 to $5,811,000.  The increase was the result principally, of increased sales to a principal film customer.

Pouches. During the three months ended September 30, 2010 revenues from the sale of pouches decreased by 38.8% compared to the prior year period, from $2,337,000 to $1,431,000.  The decrease during the three months ended September 30, 2010 is attributable to decreased sales to a principal customer during the quarter.  During the nine months ended September 30, 2010 revenues from the sale of pouches increased by 36.7% compared to the prior year period, from $4,899,000 to $6,697,000.  The increase is attributable to (i) increase sales to a principal pouch customer, (ii) increases in international sales of our ZipVac product line and (iii) sales of our Universal bag to a new customer.

Latex Balloons.  During the three months ended September 30, 2010 revenues from the sale of latex balloons increased by 17.3% compared to the prior year period from $2,150,000 to $2,523,000.  During the nine months ended September 30, 2010 revenues from the sale of latex balloons increased by 24.7% compared to the prior year period from $5,346,000 to $6,668,000.  The increase is attributable to increased sales in Mexico by Flexo Universal, our subsidiary there, as well as increased sales to various customers in the United States.

Sales to a limited number of customers continue to represent a large percentage of our net sales.  The table below illustrates the impact on sales of our top three and ten customers for the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended		Nine Months Ended
	% of Net Sales		% of Net Sales
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009

Top 3 Customers	48.5%	49.2%	53.5%	52.7%

Top 10 Customers	67.7%	65.6%	70.1%	68.6%

During the three months ended September 30, 2010, there were two customers whose purchases represented more than 10% of the Company’s consolidated net sales.  The sales to each of these customers for the three months ended September 30, 2010 were $2,347,000 or 21.4% and $2,250,000 or 20.5% of consolidated net sales, respectively.  Sales to the top three customers in the same period of 2009 were $1,792,000 or 17.6%, $1,533,000 or 15.1% and $1,676,000 or 16.5% of consolidated net sales, respectively.  During the nine months ended September 30, 2010, there were three customers whose purchases represented more than 10% of the Company’s consolidated net sales.  The sales to each of these customers for the nine months ended September 30, 2010 were $9,573,000 or 26.3%, $5,305,000 or 14.6%, and $4,575,000 or 12.6% of consolidated net sales, respectively.  Sales to these customers in the same period of 2009 were $7,941,000 or 26.0%, $5,042,000 or 16.5%, and $3,117,000 or 10.2% of consolidated net sales, respectively.  As of September 30, 2010, the total amount owed to the Company by these customers was $1,750,000 or 23.1%, $1,256,000 or 16.6%, and $288,000 or 3.8% of the Company’s consolidated accounts receivables.  The amounts owed at September 30, 2009 were $935,000, or 14.8%, $1,046,000, or 16.5%, and $906,000 or 14.3% of the Company’s consolidated net accounts receivables, respectively.

Cost of Sales.   During the three months ended September 30, 2010, the cost of sales represented 79.5% of net sales compared to 78.6% for the three months ended September 30, 2009.  During the nine months ended September 30, 2010, the cost of sales represented 77.5% of net sales compared to 77.6% for the nine months ended September 30, 2009.  During the three and nine months ended September 30, 2010, cost of sales were affected by (i) a reduction in the unit cost of production overhead arising from increased unit production, (ii) shifts in the mix of products sold and (iii) increases in raw materials cost including film, resin and latex.

General and Administrative.   During the three months ended September 30, 2010, general and administrative expenses were $1,239,000 or 11.3% of net sales, compared to $1,047,000 or 10.3% of net sales for the same period in 2009.  During the nine months ended September 30, 2010, general and administrative expenses were $3,808,000 or 10.5% of net sales, compared to $3,387,000 or 11.1% of net sales for the same period in 2009.  The increase in general and administrative expenses compared to the corresponding period of 2009, is attributable to (i) an increase in administrative salaries of $214,000 (ii) an increase in corporate legal expense of $132,000 and (iii) administrative expenses of $112,000 incurred at our Europe subsidiary.

Selling.   During the three months ended September 30, 2010, selling expenses were $113,000 or 1.0% of net sales, compared to $221,000 or 2.2% of net sales for the same period in 2009. During the nine months ended September 30, 2010, selling expenses were $671,000 or 1.8% of net sales, compared to $602,000 or 2.0% of net sales for the same period in 2009.  The increase in selling expenses compared to the corresponding period of 2009, is attributable to (i) an increase in royalties expense of $38,000, and (ii) selling expenses of $30,000 incurred in our Europe subsidiary.

Advertising and Marketing.  During the three months ended September 30, 2010, advertising and marketing expenses were $389,000 or 3.5% of net sales for the period, compared to $404,000 or 4.0% of net sales for the same period of 2009.  During the nine months ended September 30, 2010, advertising and marketing expenses were $1,330,000 or 3.7% of net sales for the period, compared to $1,213,000 or 4.0% of net sales for the same period of 2009.  The increase in advertising and marketing expense is attributable to (i) increased compensation expense of $57,000 and (ii) servicing fees for in-store servicing of balloon inventories in two retail accounts.

Other Income (Expense).  During the three months ended September 30, 2010, the Company incurred net interest expense of $159,000, compared to net interest expense during the same period of 2009 in the amount of $257,000.  During the nine months ended September 30, 2010, the Company incurred net interest expense of $700,000, compared to net interest expense during the same period of 2009 in the amount of $825,000.  The decline in interest expense is attributable to lower applicable interest rates and reduced loan balance.

For the three months ended September 30, 2010, the Company had a foreign currency transaction loss of $3,000 compared to a foreign currency transaction gain of $13,000 during the same period of 2009.  For the nine months ended September 30, 2010, the Company had a foreign currency transaction loss of $37,000 compared to a foreign currency transaction loss of $6,000 during the same period of 2009.

Income Taxes.  For the three months ended September 30, 2010, the Company reported a consolidated income tax expense of $113,000, compared to a consolidated income tax expense of $56,000 for the same period of 2009.  For the nine months ended September 30, 2010, the Company reported a consolidated income tax expense of $208,000, compared to a consolidated income tax expense of $102,000 for the same period of 2009.  For the three and nine months ended September 30, 2010, this income tax provision was composed of provisions for income tax on the income of Flexo Universal, our Mexican subsidiary, CTI Europe gmbH, our German subsidiary, and CTI Balloons Limited, our United Kingdom subsidiary.  The Company did not recognize any income tax expense in the United States for the three and nine months ended September 30, 2010, or for the same period of 2009 by reason of its net operating loss carryforward and reversals to the Company’s valuation reserve against its deferred tax asset account.

As of September 30, 2010, the amount of the Company’s valuation allowance with respect to its deferred tax asset has been reduced to $72,000.  During the past four years, the amount of book income tax expense which would have been realized by reason of net income of the Company in quarterly and annual periods has been offset by reductions in the valuation allowance against the Company’s deferred tax assets, primarily operating loss carryforwards.  By reason of the reduction of valuation allowance, in future periods in which the Company realizes net income, the book tax expense realized by the Company will not be fully offset by a reduction in the valuation allowance and the Company will be required to record book tax expense, which will affect net income of the Company.  As of September 30, 2010, the net operating loss carryforward balance of the Company is $3,210,000 so the Company will not be subject to income tax on income to such amount, but the Company will be required to record income tax expense in its statement of operations.

Net Income.  For the three months ended September 30, 2010, the Company had net income of $243,000 or $0.08 per share (basic and diluted), compared to net income of $205,000 for the same period of 2009 or $0.07 per share (basic and diluted).  For the nine months ended September 30, 2010, the Company had net income of $1,449,000 or $0.49 per share (basic and diluted), compared to net income of $707,000 for the same period of 2009 or $0.25 per share (basic and diluted).

Financial Condition, Liquidity and Capital Resources

Cash Flow Items.

Operating Activities.  During the nine months ended September 30, 2010, net cash provided by operations was $2,924,000, compared to net cash used in operations during the nine months ended September 30, 2009 of $2,909,000.

Significant changes in working capital items during the nine months ended September 30, 2010 consisted of (i) an increase in accounts receivable of $137,000, (ii) an increase in inventories of $791,000, (iii) depreciation and amortization in the amount of $1,561,000, (iv) an increase in trade payables of $256,000, (v) an increase in accrued liabilities of $298,000, and  (vi) an increase of $79,000 in prepaid expenses and other assets.

Investing Activity.  During the nine months ended September 30, 2010, cash used in investing activity for the purchase or improvement of equipment was $848,000, compared to $595,000 in the same period of 2009.

Financing Activities.  During the nine months ended September 30, 2010, cash used in financing activities was $2,272,000 compared to cash provided by financing activities for the same period of 2009 in the amount of $2,148,000.  During the nine months ended September 30, 2010, financing activities included payment of $1,492,000 on long-term debt obligations.

Also, on a non-cash basis, subordinated indebtedness in the aggregate amount of $1,027,000 was paid through the exercise of warrants to purchase an aggregate of 293,030 shares of common stock of the Company.

Liquidity and Capital Resources.  At September 30, 2010, the Company had cash balances of $682,000 compared to cash balances of $366,000 for the same period in 2009.

At September 30, 2010, the Company had a working capital balance of $4,092,000 compared to a working capital balance of $2,408,000 at December 31, 2009.

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

Under the terms of the Credit Agreement, in order to obtain advances under the revolving line of credit and the equipment loan, the Company is required to meet various financial covenants including a senior leverage ratio, fixed charge coverage ratio and tangible net worth.  As of September 30, 2010, we were in compliance with these covenants.

The Credit Agreement provides that the outstanding balance of all loans under the agreement will bear interest with reference to a base rate or, at the option of the Company, with reference to an adjusted LIBOR.  At September 30, 2010, the effective rate on the outstanding loan balances was 4.0%.

Under the prior loan agreement with RBS Citizens N.A., we maintained swap agreements with respect to $6,780,000 of our loan balances with RBS Citizens.  These swap agreements were designated as a cash flow hedge to hedge the Company’s exposure to interest rate fluctuations on the Company’s floating rate loans.  These swap arrangements were derivative financial instruments with respect to which we determined and recorded the fair market value each quarter.  We recorded the fair market value of these contracts in the balance sheet, with an offset to other comprehensive loss.  On April 29, 2010, at the time of the closing of the Credit Agreement with Harris, these swap agreements were terminated, and we paid to the counterparty under the agreements the then fair market value of the swap agreements which was $146,000.  As of September 30, 2010, the Company does not maintain any swap agreements with respect to its outstanding loans.

Seasonality

In recent years, sales in the metalized balloon product line have historically been seasonal with approximately 45% occurring in the period from December through March and 21% being generated in the period from July through October. The sale of latex balloons and laminated film products have not historically been seasonal.

Critical Accounting Policies

Please see pages 22-24 of our Annual Report on Form 10-K for the year ended December 31, 2009 for a description of policies that are critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. No material changes to such information have occurred during the three and nine months ended September 30, 2010.

New Accounting Pronouncements

See “New Accounting Pronouncements” in Note 1 to the Notes to Unaudited Condensed Consolidated Financial Statements which is here incorporated by reference.

Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures:

Our Principal Executive Officer and Principal Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2010.  Based on such review and evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were adequate and effective to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 (a) is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and (b) is accumulated and communicated to the Company’s management, including the officers, as appropriate to allow timely decisions regarding required disclosure.

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

On May 28, 2010, John H. Schwan (with respect to 101,515 shares of common stock of the Company at the price of $3.30 per share and 20,000 shares of common stock of the Company at the price of $4.80 per share) and Stephen M. Merrick (with respect to 151,515 shares of common stock of the Company at the price of $3.30 per share and 20,000 shares of common stock of the Company at the price of $4.80 per share) exercised such warrants in consideration of the cancellation of indebtedness to them of the Company in the amount of such exercise price.

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

3.2	By-laws of CTI Industries Corporation (incorporated by reference to Exhibits, contained in Registrant’s Form SB-2 Registration Statement (File No. 333-31969) effective November 5, 1997)

10.1	Credit Agreement between Harris N.A. and CTI Industries Corporation dated April 29, 2010 (Incorporated by reference to Exhibit contained in Registrant’s Report on Form 10-Q dated May 14, 2010)

10.2	Mortgage and Security Agreement between Harris N.A. and the Company dated April 29, 2010 (Incorporated by reference to Exhibit contained in Registrant’s Report on Form 10-Q dated May 14, 2010)

10.3	Security Agreement between Harris N.A. and the Company dated April 29, 2010 (Incorporated by reference to Exhibit contained in Registrant’s Report on Form 10-Q dated May 14, 2010)

10.4	Pledge Agreement between Harris N.A. and the Company dated April 29, 2010 (Incorporated by reference to Exhibit contained in Registrant’s Report on Form 10-Q dated May 14, 2010)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

* Also incorporated by reference the Exhibits filed as part of the SB-2 Registration Statement of the Registrant, effective November 5, 1997, and subsequent periodic filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 15, 2010	CTI INDUSTRIES CORPORATION

	By:	/s/ Howard W. Schwan
Howard W. Schwan, President and
Chief Executive Officer

	By:	/s/ Stephen M. Merrick
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

3.2	By-laws of CTI Industries Corporation (incorporated by reference to Exhibits, contained in Registrant’s Form SB-2 Registration Statement (File No. 333-31969) effective November 5, 1997)

10.1	Credit Agreement between Harris N.A. and CTI Industries Corporation dated April 29, 2010 (Incorporated by reference to Exhibit contained in Registrant’s Report on Form 10-Q dated May 14, 2010)

10.2	Mortgage and Security Agreement between Harris N.A. and the Company dated April 29, 2010 (Incorporated by reference to Exhibit contained in Registrant’s Report on Form 10-Q dated May 14, 2010)

10.3	Security Agreement between Harris N.A. and the Company dated April 29, 2010 (Incorporated by reference to Exhibit contained in Registrant’s Report on Form 10-Q dated May 14, 2010)

10.4	Pledge Agreement between Harris N.A. and the Company dated April 29, 2010 (Incorporated by reference to Exhibit contained in Registrant’s Report on Form 10-Q dated May 14, 2010)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).