Form 10-K
period 2010-12-31
CTI INDUSTRIES CORP
filed 2011-03-31
CIK 1042187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.   20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes  ☐       No  ☑

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐     Accelerated filer ☐    Non-accelerated filer ☐  Smaller Reporting Company  ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Based upon the closing price of $6.75 per share of the Registrant’s Common Stock as reported on NASDAQ Capital Market tier of The NASDAQ Stock Market on June 30, 2010, the aggregate market value of the voting common stock held by non-affiliates of the Registrant was then approximately $11,338,000.  (The determination of stock ownership by non-affiliates was made solely for the purpose of responding to the requirements of the Form and the Registrant is not bound by this determination for any other purpose.)

The number of shares outstanding of the Registrant’s Common Stock as of March 1, 2011 was 3,137,848 (excluding treasury shares).

DOCUMENTS INCORPORATED BY REFERENCE

Part of Form 10-K into Which
Document	Document Is Incorporated

Sections of the registrant’s Proxy Statement	Part III
To be filed on or before April 30, 2011 for the
Annual Meeting of Stockholders

TABLE OF CONTENTS

INDEX

FORWARD LOOKING STATEMENTS

Part I

Item No. 1	Description of Business	1
Item No. 1B	Unresolved Staff Comments	14
Item No. 2	Properties	14
Item No. 3	Legal Proceedings	14

Part II

Item No. 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	15
Item No. 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item No. 7A	Quantitative and Qualitative Disclosures Regarding Market Risk	25
Item No. 8	Financial Statements and Supplementary Data	25
Item No. 9	Changes in and Disagreements with Accountants
	on Accounting and Financial Disclosure	25
Item No. 9A	Controls and Procedures	26
Item No. 9B	Other Information	27

Part III

Item No. 10	Directors and Executive Officers of the Registrant	27
Item No. 11	Executive Compensation	27
Item No. 12	Security Ownership of Certain Beneficial Owners and and Management and Related Stockholder Matters	27
Item No. 13	Certain Relationships and Related Transactions	27
Item No. 14	Principal Accounting Fees and Services	27

Part IV

Item No. 15	Exhibits and Financial Statement Schedules	28

FORWARD-LOOKING STATEMENTS

This annual report includes both historical and “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended.  We have based these forward-looking statements on our current expectations and projections about future results.  Words such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” or similar words are intended to identify forward-looking statements, although not all forward-looking statements contain these words.  Although we believe that our opinions and expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements, and our actual results may differ substantially from the views and expectations set forth in this annual report.  We disclaim any intent or obligation to update any forward-looking statements after the date of this annual report to conform such statements to actual results or to changes in our opinions or expectations.  These forward-looking statements are affected by factors, risks, uncertainties and assumptions that we make, including, without limitation, our participation in highly competitive markets, potential changes in the cost or availability of raw materials, our dependence on a limited number of suppliers, the possible inability to obtain an adequate supply of raw materials, our reliance on a limited number of key customers, the loss of one or more of our key customers, changing consumer demands, developments or changes in technology, risks of international operations and political environments, dependence on our intellectual property, compliance with federal, state or local regulations, restrictions included in the Company’s credit facility, the availability of funds under the Company’s credit facility, damage to or destruction of one or both of the Company’s principal plants, our ability to service our indebtedness, our ability to invest in needed plant or equipment.

PART I

Item No. 1 – Description of Business

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

Our design and development services, and the application of our technical expertise to the development of flexible film products, represent a significant component of our business activity.  We leverage our technology to design and develop proprietary products which we market and sell and which we develop for our customers.  We have been engaged in the business of developing flexible film products for 35 years and have acquired significant technology and know-how in that time.  Presently, we hold 11 patents, and have several patent applications pending, relating to flexible film products including specific films, zipper closures, valves and other features of these products.

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

In 1978, we began manufacturing metalized balloons (sometimes referred to as "foil" balloons), which are balloons made of a base material (usually nylon or polyester) having vacuum deposited aluminum and polyethylene coatings. These balloons remain buoyant when filled with helium for much longer periods than latex balloons and permit the printing of graphic designs on the surface. In 1985, we began marketing latex balloons and, in 1988, we began manufacturing latex balloons.  In 1999, we acquired an extrusion coating and laminating machine and began production of coated and laminated films, which we have produced since that time.

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

Most of our foil balloons contain printed characters, designs and social expression messages, such as “Happy Birthday,” “Get Well” and similar items.  For a number of our balloon designs, we obtain licenses for well-known characters and print those characters and messages on our balloons.

We provide laminated films and printed films to a number of customers who utilize the film to produce bags or pouches for the packaging of food, liquids and other items.  We also produce finished products – pouches and bags – which are used for a variety of applications, including (i) as vacuumable pouches for household use in storage of food items, (ii) as vacuumable consumer storage devices for clothing and other household items, and (iii) custom and medical applications.

In 2010, our revenues from our product lines, as a percent of total revenues were:

•	Novelty Products	66.3% of revenues
•	Film Products	15.5% of revenues
•	Flexible Containers	18.2% of revenues

We are an Illinois corporation with our principal offices and plant at 22160 N. Pepper Road, Lake Barrington, Illinois.

Business Strategies

Our essential business strategies are as follows:

•
Focus on our Core Assets and Expertise.  We have been engaged in the development, production and sale of film products for 35 years and have developed assets, technology and expertise which, we believe, enable us to develop, manufacture, market and sell innovative products of high quality within our area of knowledge and expertise.  We plan to focus our efforts on these core assets and areas of expertise – laminated films, printed films, pouches, specialty film products and film novelty products – to develop new products, to market and sell our products and to build our revenues.

•
Maintain a Focus on Margin Levels and Cost Controls in Order to Establish and Maintain Profitability.  We engage in constant review and effort to control our production, and our selling, general and administrative expenses in order to establish and enhance profitability.

•
Develop New Products, Product Improvements and Technologies.  We work to develop new products, to improve existing products and to develop new technologies within our core product areas in order to enhance our competitive position and our sales.  We seek to leverage our technology to develop innovative and proprietary products.  In the novelty line, our development work includes new designs, new character licenses and new product developments.  In our commercial line, over the past several years we have developed new pouch closure systems and valves and new film methods for packaging applications.  We have received eleven patents for these developments and have several patent applications pending.  Recently we introduced a line of resealable pouches with a valve and pump system for household storage and vacuum sealing of food items.  We work with customers to develop custom film products which serve the unique needs or requirements of the customer.  We have participated in the development of, and are now producing a new product for a medical application.

•
Develop New Channels of Distribution and New Sales Relationships.  In order to increase sales, we endeavor to develop new channels of distribution and new sales relationships, both for existing and new products.  On February 1, 2008, we entered into a Supply and License Agreement with S.C. Johnson & Son, Inc (“SC Johnson”). to manufacture and supply to SC Johnson certain home food management products to be sold under the SC Johnson ZipLoc® brand.  In February 2011, SC Johnson renewed this agreement for an additional two-year term commencing on July 1, 2011.  During 2009 and 2010, we developed new distributors and customers for our pouch and novelty products in Europe, Mexico, Latin America, Australia and New Zealand, expanding the scope and level of our international sales and activities.  During 2010, we established an office and warehouse in Germany to support the extension of our sales and fulfillment activities in Europe.

•
Enhance Our Productive Capacity.  We invest in new plant and equipment when appropriate to expand the range and volume of products we produce.  During 2008 and 2009, we acquired, installed and commenced operation of equipment which enables us to produce in the range of 60 million pouches annually.  During 2010, we designed, assembled and installed latex balloon production equipment which has enhanced our production capacity for latex balloons by approximately 70%.

Products

Foil Balloons.  We have designed, produced and sold foil balloons since 1979 and, we believe, are the second largest manufacturer of foil balloons in the United States. Currently, we produce over 500 foil balloon designs, in different shapes and sizes, including the following:

•	Superloons® - 18" foil balloons in round or heart shape, generally made to be filled with helium and remain buoyant for long periods. This is the predominant foil balloon size.

•	Ultraloons® - 31" jumbo foil balloons made to be filled with helium and remain buoyant.

•	Miniloons®- 9" foil balloons made to be air-filled and sold on holder-sticks or for use in decorations.

•	Card-B-Loons®- 4 ½" air-filled foil balloons, often sold on a stick, used in floral arrangements or with a container of candy.

•	Shape-A-Loons® - “18 to 48” shaped foil balloons made to be filled with helium.

•	Minishapes - 11” to 16” small shaped foil balloons designed to be air filled and sold on sticks as toys or inflated characters.

•	Balloon JamzTM - 20” to 40” round and shaped foil balloons which emit and amplify sound through a speaker attached to the balloon.

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

Pouches and Bags. We produce a variety of completed film products, generally in the form of a bag or pouch.  These products include (i) valved, resealable pouches for storage of household items, (ii) vacuum sealable bags for food storage, and (iii) resealable, valved bags for storage and vacuum sealing of food items in the household.  During 2008, we introduced a line of resealable, valved bags for storage and vacuum sealing of food items in the household.  These storage bags function with a small hand or powered pump to evacuate air when the bag is sealed.  This product line is marketed under the brand ZipVac®.

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

Latex balloons are sold principally in retail outlets, including party goods stores, general merchandise stores, discount chains, gift stores and drugstore chains.  Latex balloons are also purchased by balloon decorators and floral outlets for use in decorative or floral designs.

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

Marketing, Sales and Distribution

Balloon Products

We market and sell our foil balloon, latex balloon and related novelty products throughout the United States and in a number of other countries.  We maintain a marketing, sales and support staff of eight individuals and a customer service department of three individuals in the United States.  Sales in the United Kingdom are conducted by CTI Balloons, the Company's subsidiary located in Rugby, England.  In January 2010, we commenced the sale of balloon products through a facility in Heusenstamm, Germany.  Flexo Universal conducts sales and marketing activities for the sale of balloon products in Mexico, Latin America, and certain other markets. Sales in other foreign countries are made generally to distributors in those countries and are managed at the Company's principal offices.

We sell and distribute our balloon products (i) by our employed staff of sales and customer service personnel in the United States, Mexico, the UK and Germany, (ii) through a network of distributors and wholesalers in the United States, Mexico, the UK and Europe, (iii) through several groups of independent sales representatives, and (iv) to selected retail chains. The distributors and wholesalers are generally engaged principally in the sale of balloons and related products (including such items as plush toys, mugs, containers, floral supplies and other items) and sell balloons and related products to retail outlets including grocery, general merchandise and drug store chains, card and gift shops, party goods stores as well as florists and balloon decorators.

Our largest customer for balloons during 2010 was Dollar Tree Stores.  Sales to this chain in 2010 represented $13,722,000 or approximately 28.7% of our consolidated net sales.

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

Printed and Specialty Films

We market and sell printed and laminated films directly and through independent sales representatives throughout the United States.  We sell laminated and printed films to companies that utilize these films to produce packaging for a variety of products, including food products, in both solid and liquid form, such as cola syrup, coffee, juices and other items.  We seek to identify and maintain customer relationships in which we provide added value in the form of technology or systems.  Our largest customer for film products is Rapak, L.L.C. (“Rapak”) to whom we provide a patented embossed film, as well as other film products.  During 2010, our sales to Rapak totaled $6,766,000, representing 14.2% of our consolidated net sales.  Under our agreement with Rapak, which continues through October 31, 2011, Rapak is committed to purchase at least 75% of its requirements for embossed film from us.

Flexible Containers/Pouches

We market flexible containers and pouches to various companies for commercial packaging purposes and we market lines of consumer storage packages both to a principal customer and to retail chains and outlets.

On February 1, 2008, we entered into a License and Supply Agreement with SC Johnson.  The agreement provides for the Company to manufacture and sell to SC Johnson (or its designee, Goodwill Commercial Services, Inc.) certain home food management products to be sold under the SC Johnson ZipLoc® brand.  The agreement is for a term initially expiring on June 30, 2011 and provides for two renewal terms of two years each at the option of SC Johnson.  In February 2011, SC Johnson renewed the agreement for an additional two-year term commencing on July 1, 2011.  During 2010, our sales to SC Johnson totaled $5,870,000, representing 12.3% of our consolidated net sales.

During 2005, we introduced a line of universal vacuumable bags for household storage of food products. These bags are designed to be used with existing vacuum and sealing devices.  We market these bags through various retail channels and introduced this line of products to additional retail chains in 2010.

During 2007, we introduced a line of re-sealable pouches incorporating a valve permitting the evacuation of air from the sealed pouch by use of a hand pump supplied with the pouches.  This line of products is marketed under the brand name ZipVac®.  We market this line of products to various distributors and retail outlets.

Production and Operations

We conduct our operations at our facilities:  (i) our headquarters, offices and plant in Lake Barrington, Illinois, consisting of a total of approximately 75,000 square feet of office, production and warehouse space, (ii) a warehouse in Elgin, Illinois consisting of approximately 30,000 square feet, (iii) a plant, office and warehouse in Guadalajara, Mexico, consisting of approximately 43,000 square feet of office, warehouse and production space, (iv) an office and warehouse facility in Rugby, England, consisting of approximately 16,000 square feet of space, and (v) an office and warehouse facility in Heusenstamm, Germany, consisting of approximately 3,000 square feet.

We conduct production operations at our plants in Lake Barrington, Illinois and Guadalajara, Mexico.  At our plants, our production operations include (i) lamination and extrusion coating of films, (ii) slitting of film rolls, (iii) printing on film and on latex balloons, (iv) converting of film to completed products including balloons, flexible containers and pouches, and (v) production of latex balloon products.  We perform all of the lamination, extrusion coating and slitting activities in our Lake Barrington, Illinois plant and produce all of our latex balloon products at our Guadalajara, Mexico plant.  We print films in Lake Barrington, Illinois and we print latex balloons in Guadalajara, Mexico.

We warehouse raw materials at our plants in Lake Barrington, Illinois and Guadalajara, Mexico and we warehouse finished goods at our facilities in Lake Barrington, Illinois; Elgin, Illinois; Guadalajara, Mexico; Rugby, England and Heusenstamm, Germany.  We maintain customer service and fulfillment operations at each of our warehouse locations.  We conduct sales operations for the United States and for all other markets, except those handled by our Mexico, Germany and England facilities, at the Lake Barrington, Illinois facility.  Sales for Mexico and Latin America are handled at our Guadalajara, Mexico facility; sales for the United Kingdom are handled at our Rugby, England facility; sales for Europe are conducted from our facility in Heusenstamm, Germany.

We maintain a graphic arts and development department at our Lake Barrington, Illinois facility which designs our balloon products and graphics. Our creative department operates a networked, computerized graphic arts system for the production of these designs and of printed materials including catalogues, advertisements and other promotional materials.

We conduct administrative and accounting functions at our headquarters in Lake Barrington, Illinois and at our facilities in Guadalajara, Mexico and Rugby, England.

Raw Materials

The principal raw materials we use in manufacturing our products are (i) petroleum or natural gas-based films, (ii) petroleum or natural gas-based resin, (iii) latex, and (iv) printing inks.  The cost of raw materials represents a significant portion of the total cost of our products, with the result that fluctuations in the cost of raw materials has a material effect on our profitability. The cost of our raw materials represented 45% of our net revenues in 2010 compared to 43.9% in 2009.  During the past several years, we have experienced significant fluctuations in the cost of these raw materials.  We do not have any long-term agreements for the supply of raw materials and may experience wide fluctuations in the cost of raw materials in the future.  Further, although we have been able to obtain adequate supplies of raw materials in the past, there can be no assurance that we will be able to obtain adequate supplies of one or more of our raw materials in the future.

Information Technology Systems

Our corporate headquarters in Lake Barrington, Illinois and our warehouse facility in Elgin, Illinois are serviced by a PC-based local area network.  We connect the facilities via a high speed T1 line that carries both voice and data communications.  Access to the network is available to all appropriate employees but is secured through four Microsoft servers running Active Directory authentication.  The network allows us to leverage printing resources, create shared file areas for cross-departmental functions and allows for a single source backup of critical business files.  On the network we run Macola financial system software.  Macola is a modular software system.  We presently use the general ledger, order entry, inventory management, purchase order, manufacturing costing, controls and inventory controls, electronic data exchange and custom report writing modules of that system.  Internal and external employee communications are handled by industry standard Microsoft Exchange email, allowing us to communicate with customers and vendors all over the world.  We also provide a secure, firewall protected, load balanced and redundant T1 and cable internet connection allowing employees to use e-mail, research issues, support customers and securely move data.

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

Many of these companies offer products and services that are the same or similar to those offered by us and our ability to compete depends on many factors within and outside our control. There are a number of well-established competitors in each of our product lines, several of which possess substantially greater financial, marketing and technical resources and have established extensive, direct and indirect channels of distribution for their products and services. As a result, such competitors may be able to respond more quickly to new developments and changes in customer requirements, or devote greater resources to the development, promotion and sale of their products and services than we can. Competitive pressures include, among other things, price competition, new designs and product development and copyright licensing.

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

Research and Development

We maintain a product development and research department of five individuals for the development or identification of new products, product components and sources of supply. Research and development includes (i) creative product development, (ii) creative marketing, and (iii) engineering development. During each of the fiscal years ended December 31, 2010 and 2009, we estimate that the total amount spent on research and development activities was approximately $443,000 and $360,000, respectively.

Employees

As of December 31, 2010, the Company had 112 full-time employees in the United States, of whom 21 are executive or supervisory, 8 are in sales, 64 are in manufacturing or warehouse functions and 19 are clerical.  As of that same date, we had 13 full-time employees in England, of whom 4 are executive or supervisory, 3 are in sales, 4 are in warehousing and 2 are clerical.  At Flexo Universal, our Mexico subsidiary, as of December 31, 2010, we had 242 full-time employees, of whom 5 are executive or supervisory, 3 are in sales, 223 are in manufacturing and 11 are clerical.  As of December 31, 2010, the Company had 3 full-time employees in Germany, of whom one is in sales, one is in warehousing and one is clerical.  The Company is not a party to any collective bargaining agreement in the United States, has not experienced any work stoppages and believes that its relationship with its employees is satisfactory.

Regulatory Matters

Our manufacturing operations in the United States are subject to the U.S. Occupational Safety and Health Act ("OSHA").  We believe we are in material compliance with OSHA. The Company generates liquid, gaseous and solid waste materials in its operations in Lake Barrington, Illinois and the generation, emission or disposal of such waste materials are, or may be, subject to various federal, state and local laws and regulations regarding the generation, emission or disposal of waste materials.  We believe we are in material compliance with applicable environmental rules and regulations. Several states have enacted laws limiting or restricting the release of helium filled foil balloons. We do not believe such legislation will have any material effect on our operations.

International Operations

We sell balloon products in a number of countries outside of the United States.  Our facility and personnel in Rugby, England handle the sales of these products in the United Kingdom. Our facility and personnel in Guadalajara, Mexico handle the sales of these products in Mexico and Latin America.  In January 2010, we commenced the sale of novelty products in Europe through a facility in Heusenstamm, Germany.  In other countries, we sell balloon products through distributors located in those countries. We conduct production, packaging, warehousing and sales operations in Mexico. We conduct warehousing and sales operations in the United Kingdom and Germany. We rely, and are dependent, on our operations in Mexico for the supply of latex balloons in the United States, Mexico, Europe and other markets. Interruption of that supply would have a materially adverse effect on the business of the Company.

Our domestic and international sales to outside customers and assets by area over the period 2009 - 2010 have been as follows:

	United States	United Kingdom (UK)	Europe (Excluding UK)	Mexico	Consolidated
Year ended 12/31/10
Sales to outside customers	$36,721,000	$2,387,000	$108,000	$8,532,000	$47,748,000
Total Assets	$24,711,000	$977,000	$220,000	$6,953,000	$32,861,000

	United States	United Kingdom (UK)	Europe (Excluding UK)	Mexico	Consolidated
Year ended 12/31/09
Sales to outside customers	$31,873,000	$1,971,000	$-	$7,451,000	$41,295,000
Total Assets	$23,801,000	$733,000	$-	$5,861,000	$30,395,000

Item No. 1B – Unresolved Staff Comments

As of the filing of this Annual report on Form 10-K, we had no unresolved comments from the staff of the Securities and Exchange Commission that were received not less than 180 days before the end of our 2010 fiscal year.

Item No. 2 – Properties

We own our principal plant and offices located in Lake Barrington, Illinois, approximately 45 miles northwest of Chicago, Illinois. The facility includes approximately 75,000 square feet of office, manufacturing and warehouse space. This facility is subject to a mortgage loan with an initial principal of $2,300,000, having a term of 5 years, with payments amortized over 25 years.

We have entered into a month-to-month agreement to rent approximately 30,000 square feet of warehouse space as required in Elgin, Illinois.

CTI Balloons, Ltd. leases approximately 15,000 square feet of office and warehouse space in Rugby, England at a cost of $4,000 per month, expiring in 2019. This facility is utilized to warehouse balloon products and to manage and service the Company's operations in England.

In February 2008, Flexo Universal entered into a 3-year lease agreement for the lease of approximately 43,000 square feet of manufacturing, warehouse and office space in Guadalajara, Mexico at a cost of $19,000 per month.  In February 2010, Flexo Universal extended the lease an additional five years at a cost of $20,000 per month.

In September 2010, CTI Europe GmbH entered into a 3-year lease agreement for a facility located in Heusenstamm, Germany located approximately 15 miles from Frankfurt International Airport.  The facility includes approximately 3,000 square feet of office and warehouse space at a cost of $2,000 per month.

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

Item No. 3 – Legal Proceedings

The Company is party to certain lawsuits or claims arising in the normal course of business. The ultimate outcome of these matters is unknown but, in the opinion of management, we do not believe any of these proceedings will have, individually or in the aggregate, a material adverse effect upon our financial condition, cash flows or future results of operation.

PART II

Item No. 5 – Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information. The Company's Common Stock was admitted to trading on the NASDAQ SmallCap Market (now the NASDAQ Capital Market) under the symbol CTIB on November 5, 1997.

The high and low sales prices for the last eight fiscal quarters according to the NASDAQ Stock Market's Stock Price History Report, were:

	High	Low
January 1, 2009 to March 31, 2009	2.65	1.20
April 1, 2009 to June 30, 2009	2.50	1.23
July 1, 2009 to September 30, 2009	2.65	1.75
October 1, 2009 to December 31, 2009	2.84	1.95
January 1, 2010 to March 31, 2010	4.70	2.26
April 1, 2010 to June 30, 2010	7.60	2.77
July 1, 2010 to September 30, 2010	9.05	4.87
October 1, 2010 to December 31, 2010	9.75	5.03

As of December 31, 2010 there were approximately 54 holders of record of the Company’s Common Stock.  The Company believes that its total number of beneficial owners of common stock of the Company exceeds 640.

During 2010, the Company declared and paid dividends of five cents ($0.05) per share on the Company’s outstanding common stock to shareholders of record on June 18, 2010 and December 20, 2010.  The total amount of the dividends paid on June 28, 2010 was $156,135 and on December 28, 2010 was $158,306.  Under the terms of its current loan agreement, the amount of dividends the Company may pay is limited by the terms of the financial covenants our Credit Agreement with Harris N.A.

Item No. 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company produces film products for novelty, packaging and container and custom product applications. These products include foil balloons, latex balloons and related latex toy products, films for packaging applications, flexible containers for packaging and storage applications and custom film products. We produce all of our film products for packaging and container applications at our facilities in Lake Barrington, Illinois. We produce all of our latex balloons and latex products at our facility in Guadalajara, Mexico. Substantially all of our film products for packaging applications and flexible containers for packaging and storage are sold to customers in the United States. We market and sell our novelty items – principally foil balloons and latex balloons – in the United States, Mexico, the United Kingdom and a number of additional countries.

Our revenues from each of our product categories in each of the past two years have been as follows:

	(000 Omitted)
	$	% of	$	% of
Product Category	2010	Net Sales	2009	Net Sales

Metalized Balloons	21,915	45.9%	19,824	48.0%

Film Products	7,428	15.5%	6,913	16.7%

Pouches	8,676	18.2%	6,895	16.7%

Latex Balloons	8,589	18.0%	7,024	17.0%

Other	1,140	2.4%	639	1.6%

Total	47,748	100.0%	41,295	100.0%

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

Purchases by a limited number of customers represent a significant portion of our total revenues. In 2010, sales to our top 10 customers represented 71.9% of net revenues.  During 2010, there were three customers to whom our sales represented more than 10% of net revenues.  Our principal customers sales for 2010 and 2009 were:

Customer	Product	2010 Sales	% of 2010 Revenues	2009 Sales	% of 2009 Revenues
Dollar Tree Stores	Balloons	$13,722,000	28.7%	$11,437,000	27.7%
Rapak L.L.C	Films	$6,766,000	14.2%	$6,360,000	15.4%
S.C. Johnson & Son, Inc	Pouches	$5,870,000	12.3%	$4,583,000	11.1%

The loss of one or more of these principal customers, or a significant reduction in purchases by one or more of them, could have a material adverse effect on our business.

Except as previously described (see page 8-9), we generally do not have agreements with our customers under which customers are obligated to purchase any specific or minimum amount of product from us.

Results of Operations

The following table sets forth selected results of our operations expressed as a percentage of net sales for the years ended December 31, 2010 and 2009. Our results of operations for the periods described below are not necessarily indicative of results of operations for future periods.

	Year ended December 31,
	2010	2009

Net sales	100.0%	100.0%
Costs and expenses:
Cost of products sold	77.8	77.7
Operating Expenses	15.8	16.9

Income from operations	6.4	5.4
Interest expense	(2.0)	(2.7)
Other income	0.0	0.0

Income before income taxes	4.4	2.7
Provision for income taxes	0.7	0.3

Net profit	3.7%	2.4%

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Net Sales

For the fiscal year ended December 31, 2010, consolidated net sales from the sale of all products were $47,748,000 compared to consolidated net sales of $41,295,000 for the year ended December 31, 2009, an increase of 15.6%.

Sales of foil balloons increased by 10.5% from $19,824,000 in 2009 to $21,915,000 in 2010.  Most of the increase is attributable to an increase in 2010 in our sales to Dollar Tree Stores of $2,286,000 over 2009 sales.  Of our total foil balloon sales of $21,915,000 in 2010, $13,722,000 was to Dollar Tree.  The remaining sales were made to over 500 customers including distributors and retail stores or chains in the United States, Mexico, the United Kingdom, Europe and Latin America.  Sales to these other customers decreased from $8,387,000 in 2009 to $8,193,000 in 2010.

Sales of film products increased by 7.4% from $6,913,000 in 2009 to $7,428,000 in 2010.  This increase includes an increase in sales to Rapak, L.L.C. of $406,000 as well as sales to 12 other customers including sales of a medical bag device.

Sales of pouch products increased by 25.8% from $6,895,000 in 2009 to $8,676,000 in 2010.  This increase is attributable principally to an increase in pouch sales to Goodwill Commercial Services (for S.C. Johnson & Son, Inc.) from $4,583,000 in 2009 to $5,870,000 in 2010.  Other pouch sales in 2010 included (i) sales of our ZipVac Brand line, (ii) sales of our universal bag line and (iii), during the first quarter 2010, sales of a zippered vacuum pouch line to a former customer.

Sales of latex balloons increased by 22.3% from $7,024,000 in 2009 to $8,589,000 in 2010.  The increase is attributable to an increase in latex sales in Mexico from $5,675,000 in 2009 to $6,727,000 in 2010.

Cost of Sales

Cost of sales increased slightly from 77.7% of sales in 2009 to 77.8%% of sales in 2010.  A mix of factors affected cost of goods including (i) an increase in the cost of raw materials from 43.9% of sales in 2009 to 45% of sales in 2010 and (ii) increases in product selling prices which offset the increases in raw materials costs to some degree.  Margins are also affected by changes in the mix of products sold.

General and Administrative Expenses

General and administrative expenses increased from $4,539,000 in 2009 or 11.0% of net sales to $4,921,000 or 10.3% of net sales in 2010.  This increase is attributable to (i) CTI Europe’s administrative expenses of $156,000 and (ii) an increase in administrative salaries by $200,000.

Selling

Selling expenses increased from $871,000 or 2.1% of sales in 2009 to $915,000 or 1.9% of sales in 2010.  This increase is attributable principally to selling expenses incurred by CTI Europe, our new subsidiary in Germany.

Advertising and Marketing

Advertising and marketing expenses increased from $1,576,000 or 3.8% of sales in 2009 to $1,720,000 or 3.6% of sales in 2010.  This increase is attributable principally to (i) an increase in service fees related to metalized balloons of $168,000 and (ii) an increase in advertising and marketing salaries of $57,000.

Other Income or Expense

During 2010, we incurred net interest expense of $919,000 compared to net interest expense of $1,085,000 during 2009.

During 2010, we realized a foreign currency loss in the amount of $31,000 compared to foreign currency loss in 2009 of $20,000.

Net Income or Loss

During 2010, we had net income of $1,827,000 compared to net income of $1,003,000 in 2009.  The increase in income is attributable principally to a 15.6% increase in revenues for the year, offset by a 0.10% decrease in gross margin and a decrease of 1.10% in operating expenses.  In the fourth quarter 2010, the Company utilized the remainder of the valuation allowance on its deferred tax asset.  In that quarter and going forward the Company will incur income tax expense.

Income Taxes

In 2010, the Company recognized income tax expense, on a consolidated basis, of $343,000.  This income tax expense is composed of an income tax expense in the United States of $166,000, an income tax benefit realized by CTI Balloons, our United Kingdom subsidiary, in the amount of $5,000, an income tax benefit realized by CTI Europe, our Germany subsidiary, in the amount of $73,000 and an income tax expense by Flexo Universal, our Mexico subsidiary, in the amount of $255,000.  In 2009, the Company recognized income tax expense, on a consolidated basis, of $114,000.  This income tax expense was composed of an income tax benefit realized by CTI Balloons, our United Kingdom subsidiary, in the amount of $96,000 and an income tax expense by Flexo Universal, our Mexico subsidiary, in the amount of $210,000.  The Company did not recognize any income tax expense in the United States in 2009 by reason of its net operating loss carryforward and adjustments to the Company’s reserve in its deferred tax asset account.  In 2010, in the United States, the Company did recognize income tax expense, representing the amount of the reduction in its deferred tax asset account arising from its U.S. income for the year, but will not be required to pay tax for 2010 by reason of the balance of its tax loss carryforward account.  During the fourth quarter 2010, the Company utilized the remainder of the reserve on its deferred tax asset.  The amount of the valuation allowance released in 2010 and 2009 was $529,000 and $373,000, respectively.

Financial Condition, Liquidity and Capital Resources

Cash Flow Provided by Operating Activities    During fiscal 2010, cash provided by operating activities amounted to $3,362,000, compared to cash flow provided by operating activities during fiscal 2009 of $3,113,000.  Significant changes in working capital items affecting cash flow provided by operating activities were:

•	Depreciation and amortization of $1,909,000
•	An increase in net inventory of $626,000
•	An increase in accounts receivable of $1,093,000
•	An increase in prepaid expenses and other assets of $336,000
•	An increase in accrued liabilities of $280,000

We do not anticipate significant changes in inventory levels during 2011.  The increase in accounts receivable reflects a temporary increase due to high levels of sales in December 2010.  Accordingly, we expect the receivables level to decline during the first half of 2011.

Cash Used in Investing Activities   During fiscal 2010, cash used in investing activities amounted to $1,965,000 compared to cash used in investing activities during fiscal 2009 of $732,000.  Cash used in investing activities was principally for maintenance expenditures and for the purchase of production equipment.  Although we do not presently have any commitments for capital expenditures, we do anticipate that we will incur some level of capital expenditures in 2010 in excess of maintenance capital expenditure levels of approximately $500,000.

Cash Provided by Financing Activities   During fiscal 2010, cash used in financing activities amounted to $1,375,000, compared to cash provided by financing activities of $1,728,000 during fiscal 2009.  During 2010, we repaid long-term debt of $1,721,000 and reduced by $73,000 the amount outstanding under our revolving line of credit.

On April 29, 2010, we entered into a Credit Agreement and associated documents with Harris N.A. (“Harris”) under which Harris agreed to extend to the Company a credit facility in the aggregate amount of $14,417,000.  The facility includes (i) a Revolving Credit providing for maximum advances to the Company, and letters of credit, based upon the level of availability measured by levels of eligible receivables and inventory of the Company of $9,000,000, (ii) an Equipment Loan of up to $2,500,000 providing for loans for the purchase of equipment, (iii) a Mortgage Loan of $2,333,350, and (iv) a Term Loan in the amount of $583,333.  The amount we can borrow on the Revolving Credit includes 85% of eligible accounts and 60% of eligible inventory (up to a maximum of $9,000,000).  The Mortgage Loan is amortized over a term of 25 years.  The maturity date of the facility is April 30, 2013.

On April 30, 2010, the loan transaction was closed and loan advances were made by Harris in the aggregate amount of $11,964,739 to pay off all loan balances and lease obligations of the Company with Charter One Bank, N.A. and RBS Asset Finance, Inc.  The advances included $8,548,000 under the Revolving Credit and $500,000 under the Equipment Loan.

Certain terms of the loan agreement include:

•	Restrictive Covenants: The Loan Agreement includes several restrictive covenants under which we are prohibited from, or restricted in our ability to:
o	Borrow money;
o	Pay dividends and make distributions;
o	Make certain investments;
o	Use assets as security in other transactions;
o	Create liens;
o	Enter into affiliate transactions;
o	Merge or consolidate; or
o	Transfer and sell assets.

•	Financial Covenants: The Loan Agreement includes a series of financial covenants we are required to meet including:
o	We are required to maintain a tangible net worth (plus Subordinated Debt) in excess of $7,100,000 plus 50% of cumulative net income of the Company after January 1, 2010;
o	We are required to maintain specified ratios of senior debt to EBITDA on an annual basis and determined quarterly; and,
o
We are required to maintain a level of adjusted EBITDA to fixed charges on an annual basis determined quarterly of not less than 1.1 to 1.  Adjusted EBITDA is EBITDA minus (i) taxes paid, (ii) dividends paid, (iii) payments for the purchase or redemption of stock, and (iv) unfunded capital expenditures.

As of December 31, 2010 the Company was in compliance with these financial covenants.

The loan agreement provides for interest at varying rates in excess of the prime rate, depending on the level of senior debt to EBITDA over time.  The initial interest rate under the loan was 4.00% per annum.  On a quarterly basis, this ratio will be measured and the interest rate changed in accordance to the table below.

When Senior Debt to EBITDA is:	The Premium to the Prime Rate is:
Greater than or equal to 3.25 to 1.00	1.25%
Greater than or equal to 2.25 to 1.00; Less than 3.25 to 1.00	0.75%
Less than or equal to 2.25 to 1.00	0.50%

At December 31, 2010 the Company was paying the minimum premium of 0.50% over prime.

John H. Schwan and Stephen M. Merrick each, as officers, directors and principal shareholders of the Company have personally guaranteed the obligations of the Company to Harris up to $1,750,000.  In the agreement, the amount of the maximum liability to each decreases to $1,500,000 if the senior leverage ratio requirement is met.  At December 31, 2010, the Company had met this requirement.

On February 1, 2006, two principal officers and shareholders of our Company each loaned to our Company the sum of $500,000 in exchange for (i) Promissory Notes due on demand and bearing interest at the rate of 2% per annum in excess of the prime rate determined quarterly and (ii) five year Warrants to purchase up to 151,515 shares of common stock of the Company at the price of $3.30 per share (110% of the closing market price on the day preceding the date of the loans).  On May 28, 2010, each of these officer/shareholders exercised the Warrants to purchase 151,515 shares each of common stock of the Company in exchange for cancellation of indebtedness of the Company to them in the amount of the purchase price for the shares.

Current Assets.  As of December 31, 2010, the total current assets of the Company were $21,426,000, compared to total current assets of $19,148,000 at December 31, 2009.  The change in current assets reflects, principally, (i) an increase in net inventories of $724,000, (ii) an increase in accounts receivable of $1,213,000, (iii) an increase in the net deferred income tax asset of $44,000, and (iv) an increase in prepaid expenses and other current assets of $405,000.

Current Liabilities.  Total current liabilities increased from $16,740,000 as of December 31, 2009 to $17,952,000 as of December 31, 2010.  Accrued other liabilities includes $137,000 in payroll accruals.  Changes in current liabilities included: (i) an increase of $1,071,000 in trade payables, (ii) a decrease of the line of credit of $73,000, and (iii) an increase in accrued and other liabilities in the amount of $344,000.

Liquidity and Capital Resources; Working Capital.  As of December 31, 2010, our current assets exceeded our current liabilities by $3,474,000, we had cash and cash equivalents of $762,000 and there was available under our line of credit up to $1,180,000 in additional funds.  Management believes that these available funds, our internally generated funds and the borrowing capacity under our revolving line of credit facility will be sufficient to meet working capital requirements for the remainder of 2011.

CTI Industries Corporation Stockholders’ Equity.  Stockholders’ equity was $11,784,000 as of December 31, 2010 compared to $8,763,000 as of December 31, 2009.

Seasonality

In the foil product line, sales have historically been seasonal with approximately 40% occurring in the period from December through March of the succeeding year and 24% being generated in the period July through October in recent years. The sale of latex balloons, pouches and laminated film products have not historically been seasonal, and as sales in these products lines have increased as a percentage of total sales, the seasonality of the Company's total net sales has decreased.

Critical Accounting Policies

The financial statements of the Company are based on the selection and application of significant accounting policies which require management to make various estimates and assumptions. The following are some of the more critical judgment areas in the application of our accounting policies that currently affect our financial condition and results of operation.

Revenue Recognition. Substantially all of the Company's revenues are derived from the sale of products. With respect to the sale of products, revenue from a transaction is recognized when (i) a definitive arrangement exists for the sale of the product, (ii) delivery of the product has occurred, (iii) the price to the buyer has been fixed or is determinable, and (iv) collectibility is reasonably assured. The Company generally recognizes revenue for the sale of products when the products have been shipped and invoiced. In some cases, product is provided on consignment to customers. In those cases, revenue is recognized when the customer reports a sale of the product.

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

Inventory Valuation. Inventories are stated at the lower of cost or market. Cost is determined using standard costs which approximate costing determined on a first-in, first out basis. Standard costs are reviewed and adjusted at the time of introduction of a new product or design, periodically and at year-end based on actual direct and indirect production costs.  On a periodic basis, the Company reviews its inventory levels for estimated obsolescence or unmarketable items, in reference to future demand requirements and shelf life of the products. As of December 31, 2010, the Company had established a reserve for obsolescence, marketability or excess quantities with respect to inventory in the aggregate amount of $376,000.  As of December 31, 2009, the amount of the reserve was $342,000. In addition, on a periodic basis, the Company disposes of inventory deemed to be obsolete or unsaleable and, at such time, records an expense for the value of such inventory.  We record freight income as a component of net sales and record freight costs as a component of cost of goods sold.

Valuation of Long-Lived Assets. We evaluate whether events or circumstances have occurred which indicate that the carrying amounts of long-lived assets (principally property and equipment and goodwill) may be impaired or not recoverable. Significant factors which may trigger an impairment review include: changes in business strategy, market conditions, the manner of use of an asset, underperformance relative to historical or expected future operating results, and negative industry or economic trends. We apply the provisions of FASB GAAP USA under which goodwill is evaluated at least annually for impairment.  We conducted a valuation analysis of our goodwill in our Mexico subsidiary for the year ended December 31, 2010 and 2009 and determined that the recorded value of the Company’s interest in Flexo Universal as recorded for December 31, 2006 was not impaired.

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

We use the Black-Scholes option pricing model to determine the fair value of stock options which requires us to estimate certain key assumptions.  In accordance with the application of FASB GAAP USA, we incurred employee stock-based compensation cost of $131,000 for the year ended December 31, 2010.  At December 31, 2010, we had $463,000 of unrecognized compensation cost relating to stock options.

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

As of December 31, 2010, the Company had a net deferred tax asset of $1,111,000 representing the amount the Company may recover in future years from future taxable income.  As of December 31, 2009, the amount of the net deferred tax asset (deferred tax assets of $1,597,000, less a valuation allowance of $529,000) was $1,068,000.  Each quarter and year-end, management makes a judgment to determine the extent to which the deferred tax asset will be recovered from future taxable income.  Management reduced the valuation allowance related to the deferred tax asset to zero in 2010 from $529,000 as of December 31, 2009.

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

In February 2007, the FASB issued FASB GAAP USA which permits companies to choose to measure certain financial instruments and other items at fair value.  The standard requires that unrealized gains and losses are reported in earnings for items measured using the fair value option.  FASB GAAP USA was effective for us on January 1, 2008.  We did not elect the fair value option for any assets or liabilities that were not previously carried at fair value.  Accordingly, the adoption of FASB GAAP USA had no impact on our consolidated financial statements.

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

Item No. 7A – Qualitative And Quantitative Disclosures Regarding Market Risk

Not applicable.

Item No. 8 – Financial Statements and Supplementary Data

Reference is made to the Consolidated Financial Statements contained in Part IV hereof.

Item No. 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item No. 9A – Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (together the “Certifying Officers”), of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010, the end of the period covered by this report.  Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective as of December 31, 2010 to provide reasonable assurance that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Certifying Officers, as appropriate, to allow for timely decisions regarding required disclosure.  There were no material changes in our internal control over financial reporting during the fourth quarter of 2010 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee Sponsoring Organizations of the Treadway Commission.  This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operation effectiveness of controls and a conclusion on this evaluation.  Although there are inherent limitations in the effectiveness of any system of internal controls over financial reporting, based on our evaluation, management has concluded our internal controls over financial reporting were effective as of December 31, 2010.

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

Item 9B – Other Information

None

PART III

Item No. 10 – Directors and Executive Officers of the Registrant

Information called for by Item 9 of Part III is incorporated by reference to the definitive Proxy Statement for the 2011 Annual Meeting of Shareholders which is expected to be filed with the Commission within 120 days after December 31, 2010.

Item No. 11 – Executive Compensation

Information called for by Item 10 of Part III is incorporated by reference to the definitive Proxy Statement for the 2011 Annual Meeting of Shareholders which is expected to be filed with the Commission within 120 days after December 31, 2010.

Item No. 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information called for by Item 11 of Part III is incorporated by reference to the definitive Proxy Statement for the 2011 Annual Meeting of Shareholders which is expected to be filed with the Commission within 120 days after December 31, 2010.

Item No. 13 – Certain Relationships and Related Transactions

Information called for by Item 12 of Part III is incorporated by reference to the definitive Proxy Statement for the 2011 Annual Meeting of Shareholders which is expected to be filed with the Commission within 120 days after December 31, 2010.

Item No. 14 – Principal Accountant Fees and Services

Information called for by Item 13 of Part III is incorporated by reference to the definitive Proxy Statement for the 2011 Annual Meeting of Shareholders which is expected to be filed with the Commission within 120 days after December 31, 2010.

PART IV

Item No. 15 – Exhibits and Financial Statement Schedules

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
10.4
CTI Industries Corporation 2007 Stock Incentive Plan (Incorporated by reference to Exhibit contained in Registrant’s Schedule 14A Definitive Proxy Statement, as filed with the Commission on April 30, 2007)

10.5
CTI Industries Corporation 2009 Stock Incentive Plan (Incorporated by reference to Exhibit contained in Registrant’s Schedule 14A Definitive Proxy Statement, as filed with the Commission on April 30, 2009)

10.6
Employment Agreement dated June 30, 1997, between CTI Industries Corporation and Howard W. Schwan (Incorporated by reference to Exhibits, contained in Registrant’s Form SB-2 Registration Statement (File No. 333-31969) effective November 5, 1997)

10.7
Loan and Security Agreement between RBS Citizens, N.A. and the Company dated February 1, 2006 (Incorporated by reference to Exhibits contained in Registrant’s Report on Form 8-K dated February 3, 2006)

10.8	Warrant dated February 1, 2006, to purchase 151,515 shares of Common Stock – John H. Schwan (Incorporated by reference to Exhibits contained in Registrant’s Report on Form 8-K dated February 3, 2006)
10.9
Warrant dated February 1, 2006, to purchase 151,515 shares of Common Stock – Stephen M. Merrick (Incorporated by reference to Exhibits contained in Registrant’s Report on Form 8-K dated February 3, 2006)

10.10
Note dated February 1, 2006, CTI Industries Corporation to John Schwan in the sum of $500,000 (Incorporated by reference to Exhibits contained in Registrant’s Report on Form 8-K dated February 3, 2006)

10.11
Note dated February 1, 2006, CTI Industries Corporation to Stephen M. Merrick in the sum of $500,000 (Incorporated by reference to Exhibits contained in Registrant’s Report on Form 8-K dated February 3, 2006)

10.12	License Agreement between Rapak, LLC and the Company dated April 28, 2006 (Incorporated by reference to Exhibit contained in Registrant’s Report on Form 8-K dated May 3, 2006)
10.13
Second Amendment to Loan Agreement between RBS Citizens, N.A. and the Company dated December 18, 2006 (Incorporated by reference to Exhibit contained in Registrant’s Report on Form 8-K dated December 21, 2006)

10.14
Third Amendment to Loan Agreement between RBS Citizens, N.A. and the Company dated November 13, 2007 (Incorporated by reference to Exhibit contained in Registrant’s Report on Form 10-Q dated November 13, 2007)

10.15
Supply and License Agreement among Registrant and S.C. Johnson & Son, Inc. dated February 1, 2008 (Incorporated by reference to Exhibit contained in Registrant’s Report on Form 8-K/A dated March 19, 2008)

10.16	Agreement between Babe Winkelman Productions Inc and the Company dated April 10, 2008 (Incorporated by reference to Exhibit contained in Registrant’s Report on Form 8-K dated April 14, 2008)
10.17	Amendment to the License Agreement between Rapak, LLC and the Company dated May 6, 2008 (Incorporated by reference to Exhibit contained in Registrant’s Report on Form 8-K dated May 8, 2008)
10.18
Fifth Amendment to Loan Agreement between RBS Citizens, N.A. and the Company dated January 30, 2009 (Incorporated by reference to Exhibit contained in Registrant’s Report on Form 8-K dated February 2, 2009)

10.19
Sixth Amendment to Loan Agreement between RBS Citizens, N.A. and the Company dated January 26, 2010 (Incorporated by reference to Exhibit contained in Registrant’s Report on Form 8-K dated January 29, 2010)

10.20	Credit Agreement between Harris N.A. and CTI Industries Corporation dated April 29, 2010 (Incorporated by reference to Exhibit contained in Registrant’s Report on Form 10-Q dated May 14, 2010)
10.21	Mortgage and Security Agreement between Harris N.A. and the Company dated April 29, 2010 (Incorporated by reference to Exhibit contained in Registrant’s Report on Form 10-Q dated May 14, 2010)
10.22	Security Agreement between Harris N.A. and the Company dated April 29, 2010 (Incorporated by reference to Exhibit contained in Registrant’s Report on Form 10-Q dated May 14, 2010)
10.23	Pledge Agreement between Harris N.A. and the Company dated April 29, 2010 (Incorporated by reference to Exhibit contained in Registrant’s Report on Form 10-Q dated May 14, 2010)
14	Code of Ethics (Incorporated by reference to Exhibit contained in the Registrant’s Form 10-K/A Amendment No. 2, as filed with the Commission on October 8, 2004)
21	Subsidiaries (description incorporated in Form 10-K under Item No. 1)
23.1	Consent of Independent Registered Public Accounting Firm, Blackman Kallick, LLP
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith)
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

(a)	The Exhibits listed in subparagraph (a)(3) of this Item 15 are attached hereto unless incorporated by reference to a previous filing.

(b)	The Schedule listed in subparagraph (a)(2) of this Item 15 is attached hereto.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 31, 2011.

CTI INDUSTRIES CORPORATION
By:	/s/ Howard W. Schwan
Howard W. Schwan, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Howard W. Schwan	President and Director	March 31, 2011
Howard W. Schwan

/s/ John H. Schwan	Chairman and Director	March 31, 2011
John H. Schwan

/s/ Stephen M. Merrick	Executive Vice President,	March 31, 2011
Stephen M. Merrick	Secretary, Chief Financial Officer and Director

/s/ Stanley M. Brown	Director	March 31, 2011
Stanley M. Brown

/s/ Bret Tayne	Director	March 31, 2011
Bret Tayne

/s/ John I. Collins	Director	March 31, 2011
John I. Collins

/s/ Phil Roos	Director	March 31, 2011
Phil Roos

EXHIBIT INDEX

Exhibit
Number	Document

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
10.4
CTI Industries Corporation 2007 Stock Incentive Plan (Incorporated by reference to Exhibit contained in Registrant’s Schedule 14A Definitive Proxy Statement, as filed with the Commission on April 30, 2007)

10.5
CTI Industries Corporation 2009 Stock Incentive Plan (Incorporated by reference to Exhibit contained in Registrant’s Schedule 14A Definitive Proxy Statement, as filed with the Commission on April 30, 2009)

10.6
Employment Agreement dated June 30, 1997, between CTI Industries Corporation and Howard W. Schwan (Incorporated by reference to Exhibits, contained in Registrant’s Form SB-2 Registration Statement (File No. 333-31969) effective November 5, 1997)

10.7
Loan and Security Agreement between RBS Citizens, N.A. and the Company dated February 1, 2006 (Incorporated by reference to Exhibits contained in Registrant’s Report on Form 8-K dated February 3, 2006)

10.8	Warrant dated February 1, 2006, to purchase 151,515 shares of Common Stock – John H. Schwan (Incorporated by reference to Exhibits contained in Registrant’s Report on Form 8-K dated February 3, 2006)
10.9
Warrant dated February 1, 2006, to purchase 151,515 shares of Common Stock – Stephen M. Merrick (Incorporated by reference to Exhibits contained in Registrant’s Report on Form 8-K dated February 3, 2006)

10.10
Note dated February 1, 2006, CTI Industries Corporation to John Schwan in the sum of $500,000 (Incorporated by reference to Exhibits contained in Registrant’s Report on Form 8-K dated February 3, 2006)

10.11
Note dated February 1, 2006, CTI Industries Corporation to Stephen M. Merrick in the sum of $500,000 (Incorporated by reference to Exhibits contained in Registrant’s Report on Form 8-K dated February 3, 2006)

10.12	License Agreement between Rapak, LLC and the Company dated April 28, 2006 (Incorporated by reference to Exhibit contained in Registrant’s Report on Form 8-K dated May 3, 2006)
10.13
Second Amendment to Loan Agreement between RBS Citizens, N.A. and the Company dated December 18, 2006 (Incorporated by reference to Exhibit contained in Registrant’s Report on Form 8-K dated December 21, 2006)

10.14
Third Amendment to Loan Agreement between RBS Citizens, N.A. and the Company dated November 13, 2007 (Incorporated by reference to Exhibit contained in Registrant’s Report on Form 10-Q dated November 13, 2007)

10.15
Supply and License Agreement among Registrant and S.C. Johnson & Son, Inc. dated February 1, 2008 (Incorporated by reference to Exhibit contained in Registrant’s Report on Form 8-K/A dated March 19, 2008)

10.16	Agreement between Babe Winkelman Productions Inc and the Company dated April 10, 2008 (Incorporated by reference to Exhibit contained in Registrant’s Report on Form 8-K dated April 14, 2008)
10.17	Amendment to the License Agreement between Rapak, LLC and the Company dated May 6, 2008 (Incorporated by reference to Exhibit contained in Registrant’s Report on Form 8-K dated May 8, 2008)
10.18
Fifth Amendment to Loan Agreement between RBS Citizens, N.A. and the Company dated January 30, 2009 (Incorporated by reference to Exhibit contained in Registrant’s Report on Form 8-K dated February 2, 2009)

10.19
Sixth Amendment to Loan Agreement between RBS Citizens, N.A. and the Company dated January 26, 2010 (Incorporated by reference to Exhibit contained in Registrant’s Report on Form 8-K dated January 29, 2010)

10.20	Credit Agreement between Harris N.A. and CTI Industries Corporation dated April 29, 2010 (Incorporated by reference to Exhibit contained in Registrant’s Report on Form 10-Q dated May 14, 2010)
10.21	Mortgage and Security Agreement between Harris N.A. and the Company dated April 29, 2010 (Incorporated by reference to Exhibit contained in Registrant’s Report on Form 10-Q dated May 14, 2010)
10.22	Security Agreement between Harris N.A. and the Company dated April 29, 2010 (Incorporated by reference to Exhibit contained in Registrant’s Report on Form 10-Q dated May 14, 2010)
10.23	Pledge Agreement between Harris N.A. and the Company dated April 29, 2010 (Incorporated by reference to Exhibit contained in Registrant’s Report on Form 10-Q dated May 14, 2010)
14	Code of Ethics (Incorporated by reference to Exhibit contained in the Registrant’s Form 10-K/A Amendment No. 2, as filed with the Commission on October 8, 2004)
21	Subsidiaries (description incorporated in Form 10-K under Item No. 1)
23.1	Consent of Independent Registered Public Accounting Firm, Blackman Kallick, LLP
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith)
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

CTI Industries Corporation
and Subsidiaries

Consolidated Financial Statements

Years ended December 31, 2010 and 2009
Contents

Consolidated Financial Statements:
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets as of December 31, 2010 and 2009	F-2
Consolidated Statements of Operations for the years ended
December 31, 2010 and 2009	F-3
Consolidated Statements of Stockholders’ Equity and Comprehensive
Income (Loss) for the years ended December 31, 2010 and 2009	F-4
Consolidated Statements of Cash Flows for the years ended
December 31, 2010 and 2009	F-5
Notes to Consolidated Financial Statements for the years ended
December 31, 2010 and 2009	F-6

Financial Statement Schedule:
Schedule II – Valuation and Qualifying Accounts for the years ended
December 31, 2010 and 2009	F-31

All other schedules for which a provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
CTI Industries Corporation

We have audited the accompanying consolidated balance sheets of CTI Industries Corporation and Subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss) and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the Index at item 15(a). These consolidated financial statements and consolidated schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CTI Industries Corporation and Subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Blackman Kallick, LLP
Chicago, Illinois
March 31, 2011

CTI Industries Corporation and Subsidiaries
Consolidated Balance Sheets

	December 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents (VIE $38,000 and $0, respectively)	$761,874	$870,446
Accounts receivable, (less allowance for doubtful accounts of $59,000 and $57,000, respectively)	8,533,626	7,320,181
Inventories, net	10,368,037	9,643,914
Net deferred income tax asset	750,485	706,754
Prepaid expenses and other current assets	1,012,067	607,127

Total current assets	21,426,089	19,148,422

Property, plant and equipment:
Machinery and equipment	22,900,460	22,390,891
Building	3,260,201	3,183,795
Office furniture and equipment	2,718,425	2,677,476
Intellectual property	345,092	345,092
Land	250,000	250,000
Leasehold improvements	443,630	428,864
Fixtures and equipment at customer locations	2,629,902	2,541,881
Projects under construction (VIE $587,000 and $0, respectively)	1,601,682	270,131
	34,149,392	32,088,130
Less : accumulated depreciation and amortization	(24,489,624)	(22,554,719)

Total property, plant and equipment, net	9,659,768	9,533,411

Other assets:
Deferred financing costs, net	63,634	11,846
Goodwill	1,033,077	989,108
Net deferred income tax asset	360,830	361,457
Other assets (due from related party $213,000 and $79,000, respectively)	317,990	351,065

Total other assets	1,775,531	1,713,476

TOTAL ASSETS	$32,861,388	$30,395,309

LIABILITIES AND EQUITY
Current liabilities:
Checks written in excess of bank balance	$692,141	$735,257
Trade payables (VIE $58,000 and $0, respectively)	4,307,358	3,236,607
Line of credit (VIE $700,000 and $0, respectively)	8,225,900	7,598,671
Notes payable - current portion	276,667	811,996
Notes payable - officers, current portion, net of debt discount of $5,000 and $89,000	1,410,807	1,368,964
Capital lease - current portion	5,117	299,311
Notes Payable Affiliates - current portion	6,754	5,793
Accrued liabilities	3,027,298	2,683,714

Total current liabilities	17,952,042	16,740,313

Long-term liabilities:
Notes Payable - Affiliates	155,648	120,503
Notes payable, net of current portion	2,611,127	2,375,435
Capital Lease	2,559	733,414
Notes payable - officers, subordinated, net of debt discount of $0 and $7,000	360,351	1,646,423
Total long-term liabilities	3,129,685	4,875,775

Equity:
CTI Industries Corporation stockholders' equity:
Preferred Stock — no par value 2,000,000 shares authorized 0 shares issued and outstanding	-	-
Common stock - no par value, 5,000,000 shares authorized, 3,209,475 and 2,808,720 shares issued and 3,137,348 and 2,738,063 outstanding, respectively	13,394,940	11,771,839
Paid-in-capital	817,138	686,127
Warrants issued in connection with subordinated debt and bank debt	-	443,313
Dividends	(314,441)	-
Accumulated deficit	(379,210)	(2,206,728)
Accumulated other comprehensive loss	(1,592,798)	(1,803,442)
Less: Treasury stock, 72,127 shares and 70,657 shares	(141,289)	(128,446)

Total CTI Industries Corporation stockholders' equity	11,784,340	8,762,663

Noncontrolling interest	(4,679)	16,558

Total Equity	11,779,661	8,779,221

TOTAL LIABILITIES AND EQUITY	$32,861,388	$30,395,309

See accompanying notes to consolidated financial statements

CTI Industries Corporation and Subsidiaries
Consolidated Statements of Operations

	For the Year Ended December 31,
	2010	2009

Net Sales	$47,747,611	$41,295,152

Cost of Sales	37,145,439	32,081,779

Gross profit	10,602,172	9,213,373

Operating expenses:
General and administrative	4,921,457	4,539,494
Selling	914,698	871,258
Advertising and marketing	1,719,509	1,576,225

Total operating expenses	7,555,664	6,986,977

Income from operations	3,046,508	2,226,396

Other (expense) income:
Interest expense	(936,769)	(1,102,662)
Interest income	17,599	17,555
Foreign currency loss	(31,382)	(19,956)

Total other expense, net	(950,552)	(1,105,063)

Income before taxes	2,095,956	1,121,333

Income tax expense	342,688	114,391

Net Income	1,753,268	1,006,942

Less: Net (loss) income attributable to noncontrolling interest	(74,250)	3,802

Net income attributable to CTI Industries Corporation	$1,827,518	$1,003,140

Other Comprehensive Income
Adjustment to accumulated balance on swap termination (2010); unrealized gain on derivative instruments (2009)	$188,615	$152,830
Foreign currency adjustment	22,029	9,858
Comprehensive income attributable to CTI Industries Corporation	$2,038,162	$1,165,828

Basic income per common share	$0.61	$0.36

Diluted income per common share	$0.60	$0.36

Weighted average number of shares and equivalent shares of common stock outstanding:
Basic	2,981,188	2,765,277

Diluted	3,039,442	2,775,062

See accompanying notes to consolidated financial statements

CTI Industries Corporation and Subsidiaries
Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)

	CTI Industries Corporation
				Value of warrants		Accumulated
				issued in		Other	Less
	Common Stock		Paid-in	connection with	Accumulated	Comprehensive	Treasury Stock		Noncontrolling
	Shares	Amount	Capital	subordinated debt	Deficit	Loss	Shares	Amount	Interest	TOTAL

Balance, December 31, 2008	2,808,720	$3,764,020	$8,703,265	$443,313	$(3,209,868)	$(1,966,130)	-	$-	$12,756	$7,747,356

Adjustment to stock issued for services in the prior year			$(96,688)							$(96,688)

Compensation relating to Option Issuance			$87,369							$87,369

Stock Buybacks							(70,657)	$(128,446)		$(128,446)

Net Income					$1,003,140				$3,802	$1,006,942

Other comprehensive income, net of taxes
Unrealized gain on derivative instruments						$152,830				$152,830
Foreign currency translation						$9,858				$9,858
Total comprehensive income										$1,169,630

Balance, December 31, 2009	2,808,720	$3,764,020	$8,693,946	$443,313	$(2,206,728)	$(1,803,442)	(70,657)	$(128,446)	$16,558	$8,779,221

Adjustment to Paid-in-Capital for no-par shares		$8,007,819	$(8,007,819)							$-

Compensation relating to Option Issuance			$71,992							$71,992

Compensation relating to Stock Grants	14,250		$59,019							$59,019

Options Exercised	76,989	$215,526								$215,526

Stock exchanged for cashless exercise of options	(10,723)	$(62,730)					(1,470)	$(12,843)		$(75,573)

Warrants Exercised	343,030	$1,191,999								$1,191,999

Stock exchanged for cashless exercise of warrants	(22,791)	$(165,007)								$(165,007)

Reclass value of warrants exercised in connection with subordinated debt		$443,313		$(443,313)						$-

Dividends Declared					$(314,441)					$(314,441)

Net Income					$1,827,518				$(74,250)	$1,753,268

Noncontrolling interest in subsidiary									$53,013	$53,013

Other comprehensive income, net of taxes
Adjustment to accumulated balance on swap termination						$188,615				$188,615
Foreign currency translation						$22,029				$22,029
Total comprehensive income										$1,963,912

Balance, December 31, 2010	3,209,475	$13,394,940	$817,138	$-	$(693,651)	$(1,592,798)	(72,127)	$(141,289)	$(4,679)	$11,779,661

See accompanying notes to consolidated financial statements

CTI Industries Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2010	2009

Cash flows from operating activities:
Net income	$1,753,268	$1,006,942
Adjustment to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,909,497	1,958,296
Amortization of debt discount	90,994	88,668
Stock based compensation	131,010	87,369
Provision for losses on accounts receivable	8,219	65,380
Provision for losses on inventories	41,742	25,126
Deferred income taxes	(43,104)	(8,947)
Change in assets and liabilities:
Accounts receivable	(1,092,959)	(1,411,267)
Inventories	(626,056)	948,311
Prepaid expenses and other assets	(336,137)	(282,618)
Trade payables	1,099,336	47,880
Accrued liabilities	279,854	587,648

Net cash provided by operating activities	3,215,664	3,112,788

Cash used in investing activity - purchases of property, plant and equipment	(2,007,286)	(731,596)
Cash received from investment in subsidiary	42,299	-

Net cash used in investing activity	(1,964,987)	(731,596)

Cash flows from financing activities:
Change in checks written in excess of bank balance	(44,012)	53,554
Net change in revolving line of credit	(72,771)	(362,095)
Repayment of long-term debt (related parties $432,000 and $140,000)	(1,721,084)	(1,250,520)
Proceeds from issuance of debt	726,965	-
Proceeds from exercise of stock options and warrants	139,947	-
Dividends paid	(314,441)	-
Cash paid for purchase of stock	-	(128,446)
Cash paid for deferred financing fees	(90,066)	(40,556)

Net cash used in financing activities	(1,375,462)	(1,728,063)

Effect of exchange rate changes on cash	16,213	36,739

Net (decrease) increase in cash and cash equivalents	(108,572)	689,868

Cash and cash equivalents at beginning of period	870,446	180,578

Cash and cash equivalents at end of period	$761,874	$870,446

Supplemental disclosure of cash flow information:
Cash payments for interest	$855,738	$988,001

Cash payments for taxes	$116,054	$148,095

Supplemental Disclosure of non-cash investing and financing activity
Stock issued under consulting agreement	$-	$69,063

Exercise of Warrants and payment of Subordinated Debt	$1,027,000	$-

Exercise of Options and Warrants by Surrender of Shares	$240,579	$-

Property, Plant & Equipment acquisitions funded by liabilities	$35,020	$101,835

Inventory used as investment in subsidiary	$101,400	$-

See accompanying notes to consolidated  financial statements

Notes to Consolidated Financial Statements Years Ended
December 31, 2010 and 2009

1.	Nature of Business

Nature of Operations

CTI Industries Corporation, its United Kingdom subsidiary (CTI Balloons Limited), its Mexican subsidiaries (Flexo Universal, S.A. de C.V., CTI Mexico Corporation, S.A. de C.V. and CTF International S.A. de C.V.), its German subsidiary (CTI Europe GmbH) and CTI Helium, Inc. (collectively, the “Company”) (i) design, manufacture and distribute metalized and latex balloon products throughout the world and (ii) operate systems for the production, lamination, coating and printing of films used for food packaging and other commercial uses and for conversion of films to flexible packaging containers and other products.

2.	Summary of Significant Accounting Policies

Reclassifications

As of January 1, 2009 we adopted a new generally accepted accounting principle related to noncontrolling interest in the consolidated financial statements that required retrospective application, in which all periods presented reflect the necessary changes.

In December 2010, the Company reclassified subordinated debt of $654,000 from notes payable affiliates to notes payable officers as of December 31, 2009.

In June 2010, the Company reclassified $299,000 of current capital lease obligations from notes payable (current) to capital leases (current) for December 31, 2009.  The Company also reclassified $733,000 of long-term capital lease obligations from notes payable (long-term) to capital lease (long-term) as of December 31, 2009.

In June 2010, the Company reclassified $6,000 of current liabilities from notes payable affiliates (long-term) to notes payable affiliates (current) as of December 31, 2009.

As of June 30, 2010, the company reclassified $8,008,000 of its equity in common stock from paid-in-capital, as the common stock is no par.  This reclassification is reflected on the balance sheets for December 31, 2010 and December 31, 2009.

Principles of Consolidation

The consolidated financial statements include the accounts of CTI Industries Corporation, its wholly owned subsidiaries CTI Balloons Limited, CTF International S.A. de C.V., and CTI Helium, Inc. and its majority owned subsidiaries, Flexo Universal, CTI Mexico Corporation and CTI Europe, as well as the accounts of Venture Leasing S. A. de R. L. and Venture Leasing L.L.C.  The last two entities have been consolidated as variable interest entities.  All significant intercompany accounts and transactions have been eliminated upon consolidation.

Variable Interest Entities

The determination of whether or not to consolidate a variable interest entity under U.S. GAAP requires a significant amount of judgment concerning the degree of control over an entity by its holders of variable interest.  To make these judgments, management has conducted an analysis of the relationship of the holders of variable interest to each other, the design of the entity, the expected operations of the entity, which holder of variable interests is most “closely associated” to the entity and which holder of variable interests is the primary beneficiary required to consolidate the entity.  Upon the occurrence of certain events, management reviews and reconsiders its previous conclusion regarding the status of an entity as a variable interest entity. Upon the adoption of amended accounting guidance applicable to variable interest entities on January 1, 2010, management continually reconsiders whether we are deemed to be a variable interest entity’s primary beneficiary who consolidates such entity.  The Company has two entities that have been consolidated as variable interest entities.

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

Light machinery consists of forklifts, scissor lifts, and other warehouse machinery.  Heavy machinery consists of production equipment including laminating, printing and converting equipment.  Projects in process represent those costs capitalized in connection with construction of new assets and/or improvements to existing assets including a factor for interest on funds committed to projects in process of $17,000 and $31,000 for the years ended December 31, 2010 and 2009, respectively.  Upon completion, these costs are reclassified to the appropriate asset class.

Stock-Based Compensation

The Company has stock-based incentive plans which may grant stock option, restricted stock, and unrestricted stock awards.  The Company recognizes stock-based compensation expense based on the grant date fair value of the award and the related vesting terms.  The fair value of stock-based awards is determined using the Black-Scholes model, which incorporates assumptions regarding the risk-free interest rate, expected volatility, expected option life, and dividend yield.  See Note 18 for additional information.

Fair Value Measurements

FASB GAAP USA defines fair value, establishes a framework for measuring fair value, and requires disclosures about fair value measurements required under other accounting pronouncements.  See Note 4 for further discussion.

Goodwill

The Company applies the provisions of FASB GAAP USA, under which goodwill is tested at least annually for impairment. Goodwill on the accompanying balance sheets relates to the Company’s acquisition of Flexo Universal in a prior year as well as the investment in CTI Europe during the current reporting period. It is the Company’s policy to perform impairment testing for Flexo Universal annually as of December 31, or as circumstances change.  An annual impairment review was completed and no impairment was noted for the years ended December 31, 2010 and 2009 (see Note 16).  While the Company believes that its estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect these evaluations.

Valuation of Long Lived Assets

The Company evaluates whether events or circumstances have occurred which indicate that the carrying amounts of long-lived assets (principally property, plant and equipment) may be impaired or not recoverable. The significant factors that are considered that could trigger an impairment review include: changes in business strategy, market conditions, or the manner of use of an asset; underperformance relative to historical or expected future operating results; and negative industry or economic trends. In evaluating an asset for possible impairment, management estimates that asset’s future undiscounted cash flows and appraised values to measure whether the asset is recoverable.  The Company measures the impairment based on the projected discounted cash flows of the asset over its remaining life.

Deferred Financing Costs

Deferred financing costs are amortized on a straight line basis over the term of the loan. Upon a refinancing, existing unamortized deferred financing costs are expensed.

Income Taxes

The Company accounts for income taxes using the liability method. As such, deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Deferred tax assets and liabilities are measured using enacted tax rates expected to be in effect when the anticipated reversal of these differences is scheduled to occur. Deferred tax assets are reduced by a valuation allowance when, management cannot determine, in its opinion, that it is more likely than not that the Company will recover that recorded value of the deferred tax asset. The Company is subject to U.S. Federal, state and local taxes as well as foreign taxes in the United Kingdom, Germany and Mexico.

Unrecognized tax benefits are accounted for as required by FASB GAAP USA which prescribes a more likely than not threshold for financial statement presentation and measurement of a tax position taken or expected to be taken in a tax return.  See Note 11 for further discussion.

Revenue Recognition

The Company recognizes revenue when title transfers upon shipment. Revenue from a transaction is not recognized until (i) a definitive arrangement exists, (ii) delivery of the product has occurred or the services have been performed and legal title and risk are transferred to the customer, (iii) the price to the buyer has been fixed or is determinable, and (iv) collectability is reasonably assured. In some cases, product is provided on consignment to customers. For these cases, revenue is recognized when the customer reports a sale of the product.

Research and Development

The Company conducts product development and research activities which include (i) creative product development and (ii) engineering. During the years ended December 31, 2010 and 2009, research and development activities totaled $443,000 and $360,000, respectively.

Advertising Costs

The Company expenses advertising costs as incurred.  Advertising expenses amounted to $203,000 and $240,000 for the years ended December 31, 2010 and 2009, respectively.

3.	New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued new accounting standards that amend the evaluation criteria to identify the primary beneficiary of a variable interest entity and require ongoing reassessments of whether an enterprise is the primary beneficiary of the variable interest entity. This new guidance was effective for annual reporting periods that begin after November 15, 2009 and interim periods within those fiscal years. They were not originally expected to have a material impact on the Company’s consolidated financial statements. For its fiscal year ended December 31, 2010, the Company has consolidated the results of two entities, created in 2010, designated as variable interest entities. (See Note 15)

Effective for business combinations for which the acquisition date is on or after December 15, 2010, FASB has announced standards for reporting by a public entity presenting comparative financial statements in connection with an acquisition providing that the entity should disclose revenue and earnings of the combined entity as though the business combination had occurred as of the beginning of the comparable prior reporting period only.  The amendments to the standard also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings and any future impact of this standard on the number and size of acquisitions by the Company.

FASB has issued an ASU regarding goodwill impairment testing.  This ASU modifies Step 1 of the goodwill impairment testing for reporting units with zero or negative carrying amounts.  For these reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists.  The adoption of these standards will not have a material effect on the Company’s financial statements.

4.	Fair Value Disclosures; Derivative Instruments

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of the input that is significant to the fair value measurement.  The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.  The following table presents information about the Company’s liabilities measured at fair value on a recurring basis as of December 31, 2009 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

	Amount as of
Description	12/31/2009	Level 1	Level 2	Level 3
Interest Rate Swap 2006-1	$(16,000)		$(16,000)
Interest Rate Swap 2006-2	(81,000)		(81,000)
Interest Rate Swap 2008	(92,000)		(92,000)
	$(189,000)		$(189,000)

As of December 31, 2010, the Company did not maintain any swap agreements.

The Company’s interest rate swap agreements were valued using the counterparty’s mark-to-market statement, which were validated using modeling techniques that include market inputs such as publically available interest rate yield curves, and were designated as Level 2 within the valuation hierarchy.

FASB GAAP USA requires an entity to recognize all derivatives as either assets or liabilities in the consolidated balance sheet and to measure those instruments at fair value.  Under certain conditions, a derivative may be specifically designated as a fair value hedge or a cash flow hedge.

On April 5, 2006, the Company entered into two swap agreements with RBS Citizens N.A. (“RBS”) in connection with portions (original notional amount totaling $3,780,000) of the principal amounts of a mortgage loan and term loan to the Company fixing the interest rate on such floating rate loans from prime plus 0.75% to 8.49%.  The remaining notional amount at December 31, 2009 was $1,953,000.  On January 28, 2008, the Company entered into an additional swap agreement with RBS with respect to a $3,000,000 notional amount of a floating rate revolving loan, fixing the interest rate on such amount from prime plus 0.75% to 6.17%.  The remaining notional amount relating to this swap was $3,000,000 at December 31, 2009.  These swap agreements were designated as cash flow hedges and hedged the Company’s exposure to interest rate fluctuations on the portions of the principal amount of loans with RBS that are covered by the swap agreements.  These swap agreements were derivative financial instruments and the Company determined the fair market value of these agreements on a quarterly basis, based on RBS’s mark-to-market statement, recording the fair market value of these contracts on the balance sheet with the offset to other comprehensive loss.  As of December 31, 2009, the Company recorded the fair value of these swap agreements on the balance sheet as a liability of $189,000.  For the quarter and year ended December 31, 2009, the Company recorded unrealized gains of $40,000 and $153,000, with respect to these swap agreements in other comprehensive income, which represents the change in value of these swap agreements for the quarter and year then ended.

On April 30, 2010, these swap agreements were terminated in connection with the pay-off of the Company’s loans with RBS by payment to RBS of the sum of $146,000 which represented the then fair market value of the swaps.  During 2010, the Company realized a loss of $133,000 from the financial instruments.  The Company did not realize a loss from financial instruments during 2009.

As a result of the use of derivative instruments, the Company was exposed to risk that the counterparty might fail to meet their contractual obligations.  Recent adverse developments in the global financial and credit markets could have negatively impacted the creditworthiness of our counterparty and caused them to fail to perform as expected.  To mitigate the counterparty credit risk, we only entered into contracts with a major financial institution based upon their credit ratings and other factors, and continually assessed the creditworthiness of the counterparty.  The counterparty performed in accordance with their contractual obligations.

5.	Other Comprehensive Income (Loss)

The following table sets forth the tax effects of components of other comprehensive income (loss) and the accumulated balance of other comprehensive income (loss) and each component.

Tax Effects Allocated to Each Component of Other Comprehensive Income
for the years ended December 31, 2010 and 2009

		Tax
	Before-Tax	(Expense)	Net-of-Tax
	Amount	or Benefit	Amount
2010
Foreign currency translation adjustments	$22,029	$-	$22,029
Unrealized gain on derivative instruments	188,615	-	188,615
Other comprehensive income	$210,644	$-	$210,644

		Tax
	Before-Tax	(Expense)	Net-of-Tax
	Amount	or Benefit	Amount
2009
Foreign currency translation adjustments	$9,858	$-	$9,858
Unrealized gain on derivative instruments	152,830	-	152,830
Other comprehensive income	$162,688	$-	$162,688

Accumulated Other Comprehensive Income (Loss) Balances as of December 31, 2010

			Accumulated
	Foreign	Unrealized	Other
	Currency	Gain (Loss) on	Comprehensive
	Items	Derivatives	Income (Loss)
Beginning balance	$(1,614,827)	$(188,615)	$(1,803,442)
Current period change, net of tax	22,029	188,615	210,644
Ending balance	$(1,592,798)	$-	$(1,592,798)

Accumulated Other Comprehensive Income (Loss) Balances as of December 31, 2009

			Accumulated
	Foreign	Unrealized	Other
	Currency	Gain (Loss) on	Comprehensive
	Items	Derivatives	Income (Loss)
Beginning balance	$(1,624,685)	$(341,445)	$(1,966,130)
Current period change, net of tax	9,858	152,830	162,688
Ending balance	$(1,614,827)	$(188,615)	$(1,803,442)

For the years ended December 31, 2010 and 2009, no tax benefit for foreign currency translation adjustments has been recorded as such amounts would result in a deferred tax asset. For the years ended December 31, 2010 and 2009, no income tax benefit was recorded for the unrealized losses on the derivative instruments by reason of the fact that the tax benefit was offset by the valuation allowance with respect to the related deferred tax asset.

6.	Major Customers

For the year ended December 31, 2010, the Company had three customers that accounted for approximately 28.7%, 14.2% and 12.3% of consolidated net sales. In 2009, the top three customers accounted for approximately 27.7%, 15.4%, and 11.1%.  At December 31, 2010, the outstanding accounts receivable balances due from these three customers were $3,599,000, $389,000 and $224,000, respectively. At December 31, 2009, the outstanding accounts receivable balances due from these customers were $2,783,000, $574,000 and $813,000, respectively.

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

Inventories are comprised of the following:

	December 31,	December 31,
	2010	2009
Raw materials	$2,588,000	$1,520,000
Work in process	685,000	442,000
Finished goods	7,471,000	8,024,000
Allowance for excess quantities	(376,000)	(342,000)
Total inventories	$10,368,000	$9,644,000

8.	Notes Payable and Capital Leases

Long term debt consists of:
	Dec. 31, 2010	Dec. 31, 2009

(2010) Term Loan with Harris, payable in monthly installments of $58,333 plus interest at prime (3.25%) plus a premium rate (based on loan covenants) of 0.50% (3.75%) at December 31, 2010 (amortized over 10 months), balance due January 31, 2011; (2009) Term Loan with RBS, payable in monthly installments of $58,333 plus interest at prime (3.25%) plus 0.75% (4.00%) at December 31, 2009 (amortized over 60 months) balance due January 31, 2011.	$117,000	$817,000
(2010) Mortgage Loan with Harris, payable in monthly installments of $7,778 plus interest at prime (3.25%) plus a premuim rate (based on loan covenants) of 0.50% (3.75%) at December 31, 2010 (amortized over 25 years), balance due April 30, 2013; (2009) Mortgage Loan with RBS, payable in monthly installments of $9,333 plus interest at prime (3.25%) plus 0.75% (4.00%) at December 31, 2009 (amortized over 25 years), balance due January 31, 2011.	2,271,000	2,371,000
(2010) Equipment Loan with Harris, payable in monthly installments of $8,333 beginning May 2011 plus interest at prime (3.25%) plus a premuim rate (based on loan convenants) of 0.50% (3.75%) at December 31, 2010, (amortized over 60 months), balance due April 30, 2013; (2009) Capital Lease with RBS, payable in monthly installments of $29,628 (amortized over 5 years).	500,000	1,020,000
Capital Lease with Yale Financial Services, payable in monthly installments of $574 (amortized over 5 years).	8,000	13,000
Subordinated Notes (Officers) due on demand, interest at 9% (see Notes 10, 14).	33,000	638,000
Subordinated Notes (Officers) due on demand, interest at 8% (see Notes 10, 14).	795,000	814,000
Subordinated Notes (Officers) due on demand, interest at prime (3.25%) plus 2% (5.25%) at December 31, 2010 and 2009, net of debt discount of $5,000 and $96,000 at December 31, 2010 and 2009, respectively.	592,000	904,000
Subordinated Notes (Officers) due 2013, interest at 8.5% (see Note 10)	351,000	659,000
Notes Payable (Affiliates) due 2015, interest at prime (3.25%) plus 0.25% (3.50%) at December 31, 2010.	28,000	-
Notes Payable (Affiliates) due 2021, interest at 11.75%.	134,000	126,000
Total long-term debt	4,829,000	7,362,000
Less current portion	(1,692,000)	(2,480,000)
Total Long-term debt, net of current portion	$3,137,000	$4,882,000

On April 29, 2010, the Company entered into a Credit Agreement and associated documents with Harris N.A. (“Harris”) under which Harris agreed to extend to the Company a credit facility in the aggregate amount of $14,417,000.  The facility includes (i) a Revolving Credit providing for maximum advances to the Company, and letters of credit, based upon the level of availability measured by levels of eligible receivables and inventory of the Company of $9,000,000, (ii) an Equipment Loan of up to $2,500,000 providing for loans for the purchase of equipment, (iii) a Mortgage Loan of $2,333,350, and (iv) a Term Loan in the amount of $583,333.  The amount we can borrow on the Revolving Credit includes 85% of eligible accounts and 60% of eligible inventory (up to a maximum of $9,000,000).  The Mortgage Loan is amortized over a term of 25 years.  The maturity date of the facility is April 30, 2013.  As of December 31, 2010 the balance outstanding on the Revolving Line of credit with Harris was $7,526,000, which bears interest of 3.75%, leaving an available balance of $1,474,000.

On April 30, 2010, the loan transaction was closed and loan advances were made by Harris in the aggregate amount of $11,964,739 to pay off all loan balances and lease obligations of the Company with RBS Citizens, N.A. and RBS Asset Finance, Inc.  The advances included $8,548,000 under the Revolving Credit and $500,000 under the Equipment Loan.

Certain terms of the loan agreement include:

•	Restrictive Covenants: The Loan Agreement includes several restrictive covenants under which we are prohibited from, or restricted in our ability to:
o	Borrow money;
o	Pay dividends and make distributions;
o	Make certain investments;
o	Use assets as security in other transactions;
o	Create liens;
o	Enter into affiliate transactions;
o	Merge or consolidate; or
o	Transfer and sell assets.

•	Financial Covenants: The Loan Agreement includes a series of financial covenants we are required to meet including:
o	We are required to maintain a tangible net worth (plus Subordinated Debt) in excess of $7,100,000 plus 50% of cumulative net income of the Company after January 1, 2010;
o	We are required to maintain specified ratios of senior debt to EBITDA on an annual basis and determined quarterly; and,
o
We are required to maintain a level of adjusted EBITDA to fixed charges on an annual basis determined quarterly of not less than 1.1 to 1.  Adjusted EBITDA is EBITDA minus (i) taxes paid, (ii) dividends paid, (iii) payments for the purchase or redemption of stock, and (iv) unfunded capital expenditures.

As of December 31, 2010, the Company was in compliance with these covenants.

John H. Schwan and Stephen M. Merrick each, as officers, directors and principal shareholders of the Company have each personally guaranteed the obligations of the Company to Harris up to $1,750,000.  In the agreement, the amount of the maximum liability to each decreases to $1,500,000 if the senior leverage ratio requirement is met.  At December 31, 2010, the Company had met this requirement (see Note 14).

Future minimum principal payments for amounts outstanding under these long-term debt agreements for each of the years ended December 31 are:

2011	$1,692,000
2012	190,000
2013	2,782,000
2014	-
2015	32,000
Thereafter	133,000
Total	$4,829,000

9.	Current Liabilities

As of December 31, 2010, Accrued Liabilities include $137,000 in payroll accruals.  As of December 31, 2009, Accrued Liabilities include $776,000 in payroll accruals and $189,000 in mark-to-market liabilities.

10.	Subordinated Debt

In February 2003, the Company received $1,630,000 from certain shareholders in exchange for (i) 9% subordinated notes and (ii) five year warrants to purchase 163,000 common shares at $4.87 per share. The proceeds were to (i) re-finance the bank loan of CTI Mexico in the amount of $880,000 and (ii) to provide financing for CTI Mexico and Flexo Universal. The value of the warrants was $460,000 calculated using Black-Scholes option pricing formula. The Company applied the discount against the subordinated debt. The discount is being amortized using the effective interest method to interest expense over the term of the debt. These loans are subordinated to the bank debt of the Company.  On February 8, 2008 those shareholders exercised these warrants in exchange for a reduction on these notes of $794,000.  The remaining balance of $33,000 is due on demand.

In February 2006, the Company received $1,000,000 from certain shareholders in exchange for (i) five year subordinated notes bearing interest at 2% over the prime rate determined on a quarterly basis and (ii) five year warrants to purchase an aggregate of 303,030 shares of common stock of the Company at the price of $3.30 per share. The proceeds were to fund capital improvements and give additional liquidity to the Company.  The value of the warrants was $443,000 using the Black-Scholes option pricing formula. The Company applied the discount against the subordinated debt. The discount is amortized using the effective interest method to interest expense over the term of the debt. These loans are subordinated to the bank debt of the Company.  On May 28, 2010, these shareholders exercised all of these warrants in exchange for note indebtedness.  The remaining balance of $592,000 (net $5,000 discount) is due on demand.

At various times from 2003 to 2005, certain shareholders loaned an aggregate of $814,000 to the Company in exchange for notes bearing interest at an annual rate of 8%. These notes are subordinated to the bank loan of the Company.  The remaining balance of $795,000 is due on demand.

At various times from 2003 to 2006, certain shareholders loaned amounts to the Company in exchange for notes bearing interest of 8.5%.  These notes are subordinated to the bank loan of the Company.  The remaining balance of $351,000 is due in 2013.

11.	Income Taxes

The income tax provisions are comprised of the following:

	Dec. 31 2010	Dec. 31 2009
Current:
Federal	$-	$-
State	-	-
Foreign	385,792	128,155
	$385,792	$128,155

Deferred
Federal	$(43,104)	$(13,764)
State	-	-
Foreign	-	-
	(43,104)	(13,764)
Total Income Tax Provision	$342,688	$114,391

The components of the net deferred tax asset at December 31 are as follows:

	2010	2009
Deferred tax assets:
Allowance for doubtful accounts	$13,748	$15,896
Inventory allowances	141,244	125,766
Accrued liabilities	92,095	66,473
Unicap 263A adjustment	145,035	140,257
Net operating loss carryforwards	975,327	1,918,524
Alternative minimum tax credit carryforwards	351,619	351,619
State investment tax credit carryforward	30,512	30,512
Foreign tax credit carryforward	298,636	298,635
Other foreign tax items	247,035	43,582
Foreign asset tax credit carryforward	(80,368)	(80,368)
Total deferred tax assets	2,214,883	2,910,896
Deferred tax liabilities:
Book over tax basis of capital assets	(943,582)	(1,148,598)
Other foreign tax items	(159,986)	(165,099)
	1,111,315	1,597,199
Less: Valuation allowance	-	(528,988)
Net deferred tax assets	$1,111,315	$1,068,211

The Company maintained a valuation allowance with respect to deferred tax assets as a result of the uncertainty of ultimate realization as of December 31, 2009. At December 31, 2010, the Company believes that it is more likely than not that it will utilize all of its net operating loss carry forwards and no longer require a valuation allowance.  The Company has a net operating loss carryforwards of approximately $2,333,000 expiring in various years through 2025. In addition, the Company has approximately $352,000 of alternative minimum tax credits as of December 31, 2010, which have no expiration date.

Income tax provisions differed from the taxes calculated at the statutory federal tax rate as follows:

	Years Ended December 31,
	2010	2009
Taxes at statutory rate	$733,585	$392,466
State income taxes	100,983	54,026
Nondeductible expenses	55,871	17,827
Decrease in deferred tax valuation allowance	(528,988)	(373,464)
Foreign taxes and other	(18,763)	23,536
Income tax provision	$342,688	$114,391

The Company files tax returns in the U.S. federal and U.K, Germany and Mexico foreign tax jurisdictions and various state jurisdictions. The tax years 2006 through 2010 remain open to examination. Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. During the twelve months ended December 31, 2010 and 2009, the Company did not recognize expense for interest or penalties, and do not have any amounts accrued at December 31, 2010 and 2009, as the Company does not believe it has taken any uncertain tax positions.

12.	Notes Payable Affiliates

Items identified as Notes Payable Affiliates in the Company's Consolidated Balance Sheet as of December 31, 2010 include loans by shareholders to Flexo Universal totaling $134,000 as well as a loan to CTI Europe totaling $27,000.  The remaining balance of $1,000 represents loans from a number of various employees of Flexo Universal.

13.	Employee Benefit Plan

The Company has a defined contribution plan for substantially all employees. Profit sharing contributions may be made at the discretion of the Board of Directors. Effective January 1, 2006, the Company amended its defined contribution plan.  Under the amended plan, the maximum contribution for the Company is 4% of gross wages. Employer contributions to the plan totaled $106,000 and $99,000 for the years ended December 31, 2010 and 2009, respectively.

14.	Related Party Transactions

Stephen M. Merrick is of counsel to a law firm from which we received legal services during the year.  Mr. Merrick is both a director and a shareholder of the Company.  Legal fees paid to this firm were $154,000 and $130,000 for the years ended December 31, 2010 and 2009, respectively.

John H. Schwan, Chairman of the Company, is a principal of Shamrock Packaging and affiliated companies. The Company made payments for of packaging materials, rent and temporary employees from Shamrock of approximately $2,076,000 and $1,718,000 during the years ended December 31, 2010 and 2009, respectively.

John H. Schwan, Chairman of the Company, is an owner of White Horse Production, Inc.  The Company made payments for website services from White Horse of approximately $21,000 and $44,000 during the years ended December 31, 2010 and 2009, respectively.

John H. Schwan, Chairman of the Company, and Howard W. Schwan, President of the Company, are the brothers of Gary Schwan, an owner of Schwan Incorporated which provides building maintenance and remodeling services to the Company.  The Company made payments to Schwan Incorporated of approximately $44,000 and $27,000 during the years ended December 31, 2010 and 2009, respectively.

During the period from January 2003 to the present, John H. Schwan, Chairman of the Company, and Stephen M. Merrick, Executive Vice President and Chief Financial Officer, have made loans to the Company and to Flexo which have outstanding balances, for the Company of $1,420,000 and $2,356,000 (net of discount of $5,000 and $96,000, respectively) and for Flexo of $351,000 and $659,000 as of December 31, 2010 and 2009, respectively.

During 2010 and 2009, interest expense to these individuals on these outstanding loans was $217,000 and $228,000, respectively (see Notes 10 and 12).

As disclosed in Note 10, on February 1, 2006, two principal officers and shareholders of the Company each loaned to our Company the sum of $500,000 in exchange for Promissory Notes and five year warrants to purchase up to 151,515 shares of common stock of the Company at the price of $3.30 per share.  On May 28, 2010, each of these officer/shareholders exercised the warrants to purchase 151,515 shares each of common stock of the Company in exchange for cancellation of indebtedness of the Company to them in the amount of the purchase price for the shares.

On October 1, 2008, the Company issued warrants to purchase 20,000 shares of common stock of the Company to both John Schwan and Stephen M. Merrick exercisable at the price of $4.80 per share (see Note 18).

During 2010, two entities owned by John H. Schwan and Stephen M. Merrick provided financing for the acquisition and construction of latex balloon production and related equipment (see Note 15).

Other Assets include amounts due to the Company from its employees.  As of December 31, 2010 and 2009, the balance outstanding on these amounts was $213,000 and $79,000, respectively.

Items identified as Notes Payable Affiliates in the Company's Consolidated Balance Sheet as of December 31, 2010 include loans by shareholders to Flexo Universal totaling $134,000 as well as a loan to CTI Europe totaling $27,000.  The remaining balance of $1,000 represents loans from a number of various employees of Flexo Universal (see Note 12).

15.  Variable Interest Entities (“VIE”) and Transactions

During 2010, two entities owned by officers and principal shareholders of the Company (John H. Schwan and Stephen M. Merrick) provided financing for Flexo Universal, the Company’s Mexico subsidiary, for the acquisition and construction of latex balloon production and related equipment.  The entities included Venture Leasing L.L.C., (“VLUS”), an Illinois limited liability company which is 100% owned by an entity owned by Mr. Schwan and Mr. Merrick, and Venture Leasing Mexico S. A. de R. L (“VLM”), a Mexico company which is also owned 100% by entities owned by Mr. Schwan and Mr. Merrick.  The Company is the primary beneficiary of VLUS & VLM and accordingly consolidated the result of the entities in its financial statements.

Mr. Schwan and Mr. Merrick, through entities owned by them, arranged for a line of credit in the amount of $1,000,000 from Barrington Bank in order to loan monies to VLUS as needed.  During 2010, VLUS received advances on this line totaling $700,000.  VLUS loaned substantially all of these funds to VLM.  VLM utilized the funds to purchase materials, parts, components and services for the acquisition and construction of balloon production and related equipment to be placed at the premises of Flexo Universal.  Assembly and construction of this equipment was completed on or about December 31, 2010 and, in January 2011, the equipment has been placed in service at Flexo Universal.

Title to the equipment remains in the name of VLM.  It is contemplated that VLM will lease the equipment to Flexo Universal under a three-year lease under which Flexo Universal will pay to VLM rental payments at the rate of approximately $9,000 per month and will have the right to purchase the equipment from VLM at the expiration of the lease at fair market value.  The Company has not provided any guarantees related to VLUS or VLM and no creditors of the variable interest entities have recourse to the general credit of the Company as a result of including VLUS & VLM in the consolidated financial statements.

The accounts of VLM and VLUS have been consolidated with the accounts of the Company for 2010 and will be consolidated in the future.

Dec. 31, 2010
Current Assets	$132,576
Property, plant and equipment, net	586,536
Other noncurrent assets	710,038
Total assets	$1,429,150

Mortgages and other long-term debt payable	1,434,852
Total liabilities	$1,434,852

16.	Goodwill

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

As of December 31, 2010 and 2009, we determined that the fair value of the Company’s interest in goodwill related to Flexo Universal as recorded was not impaired.  The carrying amount of goodwill as of December 31, 2010 and 2009 was $989,000.

During 2010, the Company invested $101,000 in its German subsidiary, CTI Europe, and recorded $44,000 of goodwill in the transaction.  We have determined that the fair value of the Company's interest in the goodwill related to CTI Europe was not impaired as of December 31, 2010.

17.	Commitments

Operating Leases

The Company’s United Kingdom subsidiary maintains a lease for office and warehouse space which expires in 2019 at a cost of $4,000 per month.  In February 2008, Flexo Universal entered into a 3-year lease to rent 43,000 square feet of warehouse and office space in Guadalajara, Mexico at the cost of $19,000 per month.  In February 2010, Flexo extended the lease an additional five years at a cost of $20,000 per month.  In September 2010, the Company’s German subsidiary entered into a 3-year lease to rent approximately 3,000 square feet of office and warehouse space in Heusenstamm, Germany at a cost of $2,000 per month.  The Company leases office and warehouse equipment under operating leases, which expire on various dates through September 2012.  All of the Company’s lease payments are recognized on a straight-line basis as none of the leases have escalation clauses.

The net lease expense was $553,000 and $511,000 for the years ended December 31, 2010 and 2009, respectively.

The future aggregate minimum net lease payments under existing agreements as of December 31, are as follows:

2011	$344,000
2012	321,000
2013	303,000
2014	284,000
2015	284,000
Thereafter	205,000
Total	$1,741,000

Licenses

The Company has certain merchandising license agreements, which are of a one to two year duration that require royalty payments based upon the Company’s net sales of the respective products. The agreements call for guaranteed minimum commitments that are determined on a calendar year basis. Future guaranteed commitments due, as computed on a pro rata basis, as of December 31, are as follows:

2011	$182,000
2012	$84,000

18.   Stockholders’ Equity

Stock Options

The Company has adopted FASB GAAP USA which requires all stock-based payments to employees, including grants of employee stock options, to be recognized in the consolidated financial statements based on their grant-date fair values.

The Compensation Committee administers the stock-based plans. The exercise price for Incentive Stock Options (“ISO”) cannot be less than the fair market value of the stock subject to the option on the grant date (110% of such fair market value in the case of ISOs granted to a stockholder who owns more than 10% of the Company’s Common Stock). The exercise price of a Non-Qualified Stock Options (“NQSO”) shall be fixed by the Compensation Committee at whatever price the Committee may determine in good faith. Unless the Committee determines otherwise, options beginning with the 2007 Plan generally have a 4-year term with a 3-year vesting schedule. Unless the Committee provides otherwise, options terminate upon the termination of a participant’s employment, except that the participant may exercise an option to the extent it was exercisable on the date of termination for a period of time after termination. Officers, directors and employees of, and consultants to the Company, or any parent or subsidiary corporation selected by the Committee, are eligible to receive options under the Plan. Subject to certain restrictions, the Committee is authorized to designate the number of shares to be covered by each award, the terms of the award, the date on which and the rates at which options or other awards may be exercised, the method of payment, vesting and other terms.

The Company has applied the Black-Scholes model to value stock-based awards.  That model incorporates various assumptions in the valuation of stock-based awards relating to the risk-free rate of interest to be applied, the estimated dividend yield and expected volatility of the Company’s Common Stock.  The risk-free rate of interest is the U.S. Treasury yield curve for periods within the expected term of the option at the time of grant.  The expected volatility is based on historical volatility of the Company’s Common Stock.

The valuation assumptions we have applied to determine the value of stock-based awards were as follows:

Historical stock price volatility:  The Company used the weekly closing price to calculate historical annual volatility.

Risk-free interest rate:  The Company bases the risk-free interest rate on the rate payable on US treasury securities in effect at the time of the grant.

Expected life:  The expected life of the option represents the period of time options are expected to be outstanding.  The Company uses an expected life of 2.8 years.

Dividend yield:  The dividend yield is estimated to be 1.66%, based on the stock price at December 31, 2010.

Estimated forfeitures:  When estimating forfeitures, the Company considers historical terminations as well as anticipated retirements.

The Company, at the discretion of the board, may issue options in excess of the total available, if options related to that stock plan are cancelled.  In some cases, not all shares that are available to a stock plan are issued, as the Company is unable to issue options to a previous plan when a new plan is in place.

The Company’s pre-tax income for the fiscal year ended December 31, 2010 and 2009 includes approximately $131,000 and $87,000, respectively, of compensation costs related to share-based payments.  As of December 31, 2010, there is $463,000 of unrecognized compensation expense related to non-vested stock option grants.  We expect approximately $335,000, $91,000 and $37,000 to be recognized during 2011, 2012 and 2013, respectively.

On March 19, 1999, the Board of Directors approved for adoption, effective May 6, 1999, the 1999 Stock Option Plan (“1999 Plan”).  The 1999 Plan authorizes the grant of options to purchase up to an aggregate of 158,733 shares of the Company’s Common Stock.  As of December 31, 2010, 148,223 options have been granted under the 1999 Plan and were fully vested at the time of grant; no options remain outstanding.  During 2010, 25,786 options were exercised.

On April 12, 2001, the Board of Directors approved for adoption, effective December 27, 2001, the 2001 Stock Option Plan (“2001 Plan”). The 2001 Plan authorizes the grant of options to purchase up to an aggregate of 119,050 options of the Company’s Common Stock. As of December 31, 2010, 139,958 options have been granted and were fully vested at the time of grant; 7,500 remain outstanding.  During 2010, 11,953 options were exercised.

On April 24, 2002, the Board of Directors approved for adoption, effective October 12, 2002, the 2002 Stock Option Plan (“2002 Plan”).  The 2002 Plan authorizes the grant of options to purchase up to an aggregate of 142,860 options of the Company’s Common Stock. As of December 31, 2010, 123,430 options have been granted and were fully vested at the time of grant; 27,500 remain outstanding.  During 2010, 10,000 options were cancelled and 1,000 options were exercised.

On June 22, 2007, the Board of Directors approved for adoption, effective October 1, 2007, the 2007 Stock Incentive Plan (“2007 Plan”). The 2007 Plan authorizes the grant of options to purchase up to an aggregate of 150,000 options of the Company’s Common Stock.  On October 1, 2007, the company issued 74,000 options under the 2007 Plan.  During 2008, the company issued an additional 77,500 options under the 2007 Plan.  Under this plan, 93,750 options remain outstanding of which 75,625 are vested and 18,125 are not vested.  During 2010, 5,000 options were cancelled and 38,250 options were exercised.

Also under the 2007 Plan, in January 2010, the Company granted 14,250 restricted shares.  During 2010, 7,125 shares had their restriction expire and the remaining 7,125 shares will have their restriction expire during 2011.

On April 10, 2009, the Board of Directors approved for adoption, and on June 5, 2009, the shareholders of the Company approved the 2009 Stock Incentive Plan (“2009 Plan”).  The 2009 Plan authorizes the issuance of up to 250,000 shares of stock or options to purchase stock of the Company.  On December 30, 2010, the company issued 114,000 options under the 2009 plan, none of which vested in 2010.

2007 & 2009 Stock Incentive Plan Vesting Schedule
%	Years After Grant Date
25	0.5
50	1
75	2
100	3

The following is a summary of options exercised during the years ended December 31:

	2010		2009
		Intrinsic		Intrinsic
	Shares	Value	Shares	Value

1999 Plan Options	25,786	$15,333	-	$-

2001 Plan Options	11,953	$56,448	-	$-

2002 Plan Options	1,000	$2,630	-	$-

2007 Plan Options	38,250	$108,215	-	$-

The following is a summary of the activity in the Company’s stock option plans and other options for the years ended December 31, 2010 and 2009, respectively:

	December 31, 2010		December 31, 2009
		Weighted Avg.		Weighted Avg.
	Shares	Exercise Price	Shares	Exercise Price
Exercisable, beginning of period	180,269	$3.03	159,252	$2.87
Granted	-	-	-	-
Vested	33,000	3.42	53,625	3.03
Exercised	(76,989)	2.80	-	-
Cancelled	(25,655)	2.78	(32,608)	2.26
Exercisable at the end of period	110,625	$3.36	180,269	$3.03

	December 31, 2010		December 31, 2009
		Weighted Avg.		Weighted Avg.
	Shares	Exercise Price	Shares	Exercise Price
Outstanding, beginning of period	232,644	$3.04	272,502	$2.95
Granted	114,000	6.19	-	-
Exercised	(76,989)	2.80	-	-
Cancelled	(26,905)	2.87	(39,858)	2.42
Outstanding at the end of period	242,750	$4.61	232,644	$3.04

At December 31, 2010, available options to grant were 136,000 under the 2009 Plan.

Significant option groups remained outstanding at December 31, 2010 and related weighted average price, remaining life and intrinsic value information are as follows:

Options by	Options Outstanding				Options Vested
Grant Date	Shares	Wtd Avg	Remain. Life	Intrinsic Val	Shares	Wtd Avg	Remain. Life	Intrinsic Val
Dec 2005	35,000	$2.88	5.0	$109,200	35,000	$2.88	5.0	$109,200
Oct 2007	41,000	$4.70	0.8	$53,129	41,000	$4.70	0.8	$53,129
Aug 2008	3,750	$6.14	1.6	$-	2,250	$6.14	1.6	$-
Oct 2008	2,500	$4.97	1.8	$2,575	1,875	$4.97	1.8	$1,931
Nov 2008	46,500	$1.82	1.9	$194,256	30,500	$1.81	1.9	$127,692
Dec 2010	114,000	$6.19	4.0	$2,160	-	$-	-	$-
TOTAL	242,750	$4.61	3.1	$361,320	110,625	$3.36	2.4	$291,952

Warrants

In February 2006, certain members of company management were issued warrants, which fully vested immediately, to purchase 303,030 shares of the Company’s Common Stock at an exercise price of $3.30 per share in consideration of their loaning the company $1,000,000.  The fair value of the warrants granted on February 1, 2006, was $443,000 which was estimated at the date of grant using the Black-Scholes pricing model.  On May 28, 2010, all of these warrants were exercised in exchange for note indebtedness.

On October 1, 2008, the Company issued warrants to purchase 20,000 shares of common stock of the Company to both John Schwan and Stephen M. Merrick exercisable at the price of $4.80 per share (the market price of the stock on the date of the warrants) in consideration for the personal guarantees by each of up to $2 million in principal amount of the bank debt of the Company.  On May 28, 2010, Mssrs. Schwan and Merrick exercised these warrants in exchange for outstanding indebtedness of the Company to them.

The following is a summary of the activity of the Company’s warrants for the years ended December 2010 and 2009:

		Avg.		Avg.
	Dec. 31,	Exercise	Dec. 31,	Exercise
	2010	Price	2009	Price
Outstanding and Exercisable, beginning of period	343,030	$3.47	343,030	$3.47
Granted	-	-	-	-
Exercised	(343,030)	3.47	-	-
Cancelled	-	-	-	-
Outstanding and Exercisable at the end of period	-	$-	343,030	$3.47

19.   Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during each period.

Diluted earnings per share is computed by dividing the net income by the weighted average number of shares of common stock and equivalents (stock options and warrants), unless anti-dilutive, during each period.

For the three months ended December 31, 2010, there were no anti-dilutive shares.  For the twelve months ended December 31, 2010, 6,228 shares were anti-dilutive (not included in the determination of earnings on a diluted basis), all of which were represented by options.  The number of anti-dilutive shares for the three months ended December 31, 2009, were 468,030 of which 343,030 were represented by warrants and 125,000 were represented by options.  For the twelve months ended December 31, 2009, 479,935 shares were anti-dilutive of which 343,030 were represented by warrants, and 136,905 were represented by options.

Consolidated Earnings per Share
	Year Ended December 31,
	2010	2009
Basic
Average shares outstanding:
Weighted average number of shares outstanding during the period	2,981,188	2,765,277

Earnings:
Net income attributable to CTI Industries Corporation	$1,827,518	$1,003,140

Amount for per share Computation	$1,827,518	$1,003,140

Net earnings applicable to Common Shares	$0.61	$0.36

Diluted
Average shares outstanding:	2,981,188	2,765,277
Weighted averages shares Outstanding Common stock equivalents (options, warrants)	58,254	9,785

Weighted average number of shares outstanding during the period	3,039,442	2,775,062

Earnings:
Net income attributable to CTI Industries Corporation	$1,827,518	$1,003,140

Amount for per share computation	$1,827,518	$1,003,140

Net income applicable to Common Shares	$0.60	$0.36

20.	Geographic Segment Data

The Company’s operations consist of a business segment which designs, manufactures, and distributes film products. Transfers between geographic areas were primarily at cost plus a standard markup. The Company’s subsidiaries have assets consisting primarily of trade accounts receivable, inventory and machinery and equipment. Sales and selected financial information by geographic area for the years ended December 31, 2010 and 2009, respectively, are:

	United States	United Kingdom (UK)	Europe (Excluding UK)	Mexico	Consolidated
Year ended 12/31/10
Sales to outside customers	$36,721,000	$2,387,000	$108,000	$8,532,000	$47,748,000
Total Assets	$24,711,000	$977,000	$220,000	$6,953,000	$32,861,000

	United States	United Kingdom (UK)	Europe (Excluding UK)	Mexico	Consolidated
Year ended 12/31/09
Sales to outside customers	$31,873,000	$1,971,000	$-	$7,451,000	$41,295,000
Total Assets	$23,801,000	$733,000	$-	$5,861,000	$30,395,000

21. Contingencies

The Company is not party to any lawsuits or claims.

22.  Subsequent Events

On February 1, 2008, the Company entered into a Supply and License Agreement with SC Johnson to manufacture and supply to SC Johnson certain home food management products to be sold under the SC Johnson ZipLoc® brand.  In February 2011, SC Johnson renewed this agreement for an additional two-year term commencing on July 1, 2011.

On March 3, 2011, the Company announced that it had completed construction and installation of new latex balloon production equipment at its plant in Guadalajara, Mexico and has commenced production utilizing the new equipment.  CTI’s subsidiary Flexo International, S.A. de C.V. produces latex balloons at the plant in Guadalajara.

Schedule II – Valuation and Qualifying Accounts:

The following is a summary of the allowance for doubtful accounts related to accounts receivable for the years ended December 31:
	2010	2009
Balance at beginning of year	$57,000	$39,000
Charged to expenses	8,000	65,000
Uncollectible accounts written off	(6,000)	(47,000)
Balance at end of year	$59,000	$57,000

The following is a summary of the allowance for excess inventory for the years ended December 31:
	2010	2009
Balance at beginning of year	$342,000	$429,000
Charged to expenses	42,000	25,000
Obsolete inventory written off	(8,000)	(112,000)
Balance at end of year	$376,000	$342,000

The following is a summary of property and equipment and the related accounts of accumulated depreciation for the years ended December 31:

	2010	2009
Cost Basis
Balance at beginning of year	$32,088,000	$31,253,000
Additions	2,061,000	835,000
Disposals	-	-
Balance at end of year	$34,149,000	$32,088,000

Accumulated depreciation
Balance at beginning of year	$22,555,000	$20,677,000
Depreciation	1,935,000	1,878,000
Disposals	-	-
Balance at end of year	$24,490,000	$22,555,000