Form 10-Q
period 2011-03-31
CTI INDUSTRIES CORP
filed 2011-05-16
CIK 1042187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.   20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

The number of shares outstanding of the Registrant’s common stock as of May 1, 2011 was 3,137,848.

INDEX

PART I – FINANCIAL INFORMATION

Item No. 1	Financial Statements
	Condensed Consolidated Interim Balance Sheet at March 31, 2011 (unaudited) and December 31, 2010	1
	Condensed Consolidated Interim Statements of Operations (unaudited) for the three months ended March 31, 2011 and March 31, 2010	2
	Condensed Consolidated Interim Statements of Cash Flows (unaudited) for the three months ended March 31, 2011 and March 31, 2010	3
	Condensed Consolidated Interim Earnings per Share (unaudited) for the three months ended March 31, 2011 and March 31, 2010	4
	Notes to Condensed Consolidated Financial Statements (unaudited)	5
Item No. 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item No. 3	Quantitative and Qualitative Disclosures Regarding Market Risk	16
Item No. 4	Controls and Procedures	16

PART II – OTHER INFORMATION

Item No. 1	Legal Proceedings	16
Item No. 1A	Risk Factors	16
Item No. 2	Unregistered Sales of Equity Securities and Use of Proceeds	17
Item No. 3	Defaults Upon Senior Securities	17
Item No. 4	Submission of Matters to a Vote of Security Holders	17
Item No. 5	Other Information	17
Item No. 6	Exhibits	18
	Signatures
	Exhibit 31.1
	Exhibit 31.2
	Exhibit 32

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

CTI Industries Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

	March 31, 2011	December 31, 2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents (VIE $8,000 and $38,000, respectively)	$400,914	$761,874
Accounts receivable, (less allowance for doubtful accounts of $66,000 and $59,000, respectively)	10,052,699	8,533,626
Inventories, net	11,033,046	10,368,037
Net deferred income tax asset	701,955	750,485
Prepaid expenses and other current assets	1,643,538	1,012,067

Total current assets	23,832,152	21,426,089

Property, plant and equipment:
Machinery and equipment	23,739,425	22,900,460
Building	3,280,245	3,260,201
Office furniture and equipment	2,795,250	2,718,425
Intellectual property	345,092	345,092
Land	250,000	250,000
Leasehold improvements	452,551	443,630
Fixtures and equipment at customer locations	2,629,902	2,629,902
Projects under construction (VIE $636,000 and $587,000, respectively)	1,023,167	1,601,682
	34,515,632	34,149,392
Less : accumulated depreciation and amortization	(24,995,066)	(24,489,624)

Total property, plant and equipment, net	9,520,566	9,659,768

Other assets:
Deferred financing costs, net	56,816	63,634
Goodwill	1,033,077	1,033,077
Net deferred income tax asset	369,697	360,830
Other assets (due from related party $32,000 and $213,000, respectively)	144,242	317,990

Total other assets	1,603,832	1,775,531

TOTAL ASSETS	$34,956,550	$32,861,388
LIABILITIES AND EQUITY
Current liabilities:
Checks written in excess of bank balance	$610,433	$692,141
Trade payables (VIE $25,000 and $58,000, respectively)	5,076,371	4,307,358
Line of credit (VIE $760,000 and $700,000, respectively)	8,518,498	8,225,900
Notes payable - current portion	93,334	276,667
Notes payable - officers, current portion, net of debt discount of $0 and $5,000	1,581,237	1,410,807
Capital lease - current portion	5,117	5,117
Notes Payable Affiliates - current portion	7,210	6,754
Accrued liabilities	3,112,708	3,027,298

Total current liabilities	19,004,908	17,952,042

Long-term liabilities:
Notes Payable - Affiliates	162,624	155,648
Notes payable, net of current portion	3,252,756	2,611,127
Capital Lease	1,279	2,559
Notes payable - officers, subordinated, net of debt discount of $0 and $0	440	360,351
Total long-term liabilities	3,417,099	3,129,685

Equity:
CTI Industries Corporation stockholders' equity:
Preferred Stock – no par value 2,000,000 shares authorized 0 shares issued and outstanding	-	-
Common stock - no par value, 5,000,000 shares authorized, 3,209,975 and 3,209,475 shares issued and 3,137,848 and 3,137,348 outstanding, respectively	13,397,275	13,394,940
Paid-in-capital	852,141	817,138
Dividends	-	(314,441)
Accumulated deficit	(396,543)	(379,210)
Accumulated other comprehensive loss	(1,140,167)	(1,592,798)
Less: Treasury stock, 72,127 shares and 72,127 shares	(141,289)	(141,289)

Total CTI Industries Corporation stockholders' equity	12,571,417	11,784,340

Noncontrolling interest	(36,874)	(4,679)

Total Equity	12,534,543	11,779,661

TOTAL LIABILITIES AND EQUITY	$34,956,550	$32,861,388

See accompanying notes to condensed consolidated unaudited financial statements

CTI Industries Corporation and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended March 31,
	2011	2010

Net Sales	$12,697,655	$12,410,766

Cost of Sales	10,226,883	9,366,194

Gross profit	2,470,772	3,044,572

Operating expenses:
General and administrative	1,329,954	1,260,679
Selling	214,254	340,425
Advertising and marketing	328,133	483,412

Total operating expenses	1,872,341	2,084,516

Income from operations	598,431	960,056

Other (expense) income:
Interest expense	(141,235)	(248,403)
Interest income	2,029	4,330
Foreign currency gain (loss)	11,117	(13,223)

Total other expense, net	(128,089)	(257,296)

Net Income before taxes	470,342	702,760

Income tax expense	205,429	116,359

Net Income	264,913	586,401

Less: Net loss attributable to noncontrolling interest	(32,195)	(12,443)

Net income attributable to CTI Industries Corporation	$297,108	$598,844

Other Comprehensive Income
Adjustment to accumulated balance on swap termination (2009); unrealized gain on derivative instruments (2010)	$-	$34,197
Foreign currency adjustment	452,631	219,792
Comprehensive income	$749,739	$852,833

Basic income per common share	$0.09	$0.22

Diluted income per common share	$0.09	$0.21

Dividends per share	$-	$-

Weighted average number of shares and equivalent shares of common stock outstanding:
Basic	3,137,837	2,769,002

Diluted	3,198,742	2,793,863

See accompanying notes to condensed consolidated unaudited financial statements

CTI Industries Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended March 31,
	2011	2010

Cash flows from operating activities:
Net income	$264,913	$586,401
Adjustment to reconcile net income to cash (used in) provided by operating activities:
Depreciation and amortization	454,306	495,579
Amortization of debt discount	5,042	22,167
Stock based compensation	35,003	47,013
Provision for losses on accounts receivable	7,275	25,402
Provision for losses on inventories	51,572	9,984
Deferred income taxes	69,952	86,359
Change in assets and liabilities:
Accounts receivable	(1,416,729)	(1,302,167)
Inventories	(621,125)	(409,659)
Prepaid expenses and other assets	(465,295)	39,120
Trade payables	721,348	364,426
Accrued liabilities	306,682	279,076

Net cash (used in) provided by operating activities	(587,056)	243,701

Cash used in investing activities - purchases of property, plant and equipment	(253,262)	(197,167)

Net cash used in investing activities	(253,262)	(197,167)

Cash flows from financing activities:
Change in checks written in excess of bank balance	(83,765)	93,435
Net change in revolving line of credit	290,175	(68,172)
Proceeds from issuance of long-term debt	598,296	-
Repayment of long-term debt (related parties $227,000 and $47,000)	(345,536)	(411,738)
Proceeds from exercise of stock options and warrants	2,335	48,737
Cash received from investment in subsidiary	-	42,299
Cash paid for deferred financing fees	-	(6,813)

Net cash provided by (used in) financing activities	461,505	(302,252)

Effect of exchange rate changes on cash	17,883	19,470

Net decrease in cash and cash equivalents	(360,960)	(236,248)

Cash and cash equivalents at beginning of period	761,874	914,765

Cash and cash equivalents at end of period	$400,914	$678,517

Supplemental disclosure of cash flow information:
Cash payments for interest	$127,448	$211,756

Cash payments for taxes	$25,000	$-

Supplemental Disclosure of non-cash investing and financing activity
Property, Plant & Equipment acquisitions funded by liabilities	$33,550	$40,448

See accompanying notes to condensed consolidated unaudited financial statements

CTI Industries Corporation and Subsidiaries
Condensed Consolidated Earnings per Share (unaudited)

	Three Months Ended March 31,
	2011	2010

Basic
Average shares outstanding:
Weighted average number of common shares outstanding	3,137,837	2,769,002

Net income:
Net income attributable to CTI Industries Corporation	$297,108	$598,844

Per share amount	$0.09	$0.22

Diluted
Average shares outstanding:
Weighted average number of common shares outstanding	3,137,837	2,769,002

Effect of dilutive shares	60,905	24,861

Weighted average number of shares and equivalent shares of common stock outstanding	3,198,742	2,793,863

Net income:
Net income attributable to CTI Industries Corporation	$297,108	$598,844

Per share amount	$0.09	$0.21

See accompanying notes to condensed consolidated unaudited financial statements

CTI Industries Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 - Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited but in the opinion of management contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the consolidated financial position and the consolidated results of operations and consolidated cash flows for the periods presented in conformity with generally accepted accounting principles for interim consolidated financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011.  It is suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2010.

Principles of consolidation and nature of operations:

The condensed consolidated financial statements include the accounts of CTI-US and its wholly-owned subsidiaries, CTI Balloons Limited, CTI Helium, Inc. and CTF International S.A. de C.V., its majority-owned subsidiaries CTI Mexico S.A. de C.V., Flexo Universal, S.A. de C.V. and CTI Europe gmbH, as well as the accounts of Venture Leasing S. A. de R. L. and Venture Leasing L.L.C (the “Company”).  The last two entities have been consolidated as variable interest entities.  All significant intercompany transactions and accounts have been eliminated in consolidation. The Company (i) designs, manufactures and distributes balloon products throughout the world and (ii) operates systems for the production, lamination, coating and printing of films used for food packaging and other commercial uses and for conversion of films to flexible packaging containers and other products.

Variable Interest Entities ("VIE'S"):

The determination of whether or not to consolidate a variable interest entity under U.S. GAAP requires a significant amount of judgment concerning the degree of control over an entity by its holders of variable interest. To make these judgments, management has conducted an analysis of the relationship of the holders of variable interest to each other, the design of the entity, the expected operations of the entity, which holder of variable interests is most "closely associated" to the entity and which holder of variable interests is the primary beneficiary required to consolidate the entity. Upon the occurrence of certain events, management reviews and reconsiders its previous conclusion regarding the status of an entity as a variable interest entity. Upon the adoption of amended accounting guidance applicable to variable interest entities on January 1, 2010, management continually reconsiders whether we are deemed to be a variable interest entity's primary beneficiary who consolidates such entity. The Company has two entities that have been consolidated as variable interest entities.

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

As of March 31, 2011, shares to be issued upon the exercise of options aggregated 206,000.  There are no longer any warrants to be exercised.  As of March 31, 2010, shares to be issued upon the exercise of options and warrants were 191,858 and 343,030.  The number of anti-dilutive shares (not included in the determination of earnings on a diluted basis) for the three months ended March 31, 2011 were 20,000, all of which were represented by options.  The number of anti-dilutive shares (not included in the determination of earnings on a diluted basis) for the three months ended March 31, 2010 were 453,030 of which 110,000 were represented by options and 343,030 were represented by warrants.

New Accounting Pronouncements:

The Company’s significant accounting policies are summarized in Note 2 of the Company’s consolidated financial statements for the year ended December 31, 2010.  There were no significant changes to these accounting policies during the three months ended March 31, 2011 and the Company does not expect that the adoption of other recent accounting pronouncements will have a material impact in its consolidated financial statements.

Note 2 - Stock-Based Compensation; Changes in Equity

We have adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718 which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the condensed consolidated financial statements based on their grant-date fair values.

We have applied the Black-Scholes model to value stock-based awards.  That model incorporates various assumptions in the valuation of stock-based awards relating to the risk-free rate of interest to be applied, the estimated dividend yield and expected volatility of our common stock.  The risk-free rate of interest is the related U.S. Treasury yield curve for periods within the expected term of the option at the time of grant.  The dividend yield on our common stock is estimated to be 1.66%.  The expected volatility is based on historical volatility of the Company’s common stock.

The Company’s net income for the three months ended March 31, 2011 and 2010 includes approximately $35,000 and $47,000, respectively of compensation costs related to share based payments.  As of March 31, 2011 there is $246,000 of unrecognized compensation expense related to non-vested stock option grants and stock grants.  We expect approximately $99,000 to be recognized over the remainder of 2011, $88,000 to be recognized during 2012, and $59,000 to be recognized during 2013.

As of March 31, 2011, the Company had four stock-based compensation plans pursuant to which stock options were, or may be, granted.  The Plans provide for the award of options, which may either be incentive stock options (“ISOs”) within the meaning of Section 422A of the Internal Revenue Code of 1986, as amended (the “Code”) or non-qualified options (“NQOs”) which are not subject to special tax treatment under the Code.

On April 12, 2001, the Board of Directors approved for adoption, effective December 27, 2001, the 2001 Stock Option Plan (“2001 Plan”).  The 2001 Plan authorizes the grant of options to purchase up to an aggregate of 119,050, shares of the Company’s Common Stock.  As of March 31, 2011, 139,958 shares have been granted and were fully vested at the time of grant, 7,500 remain outstanding.

On April 24, 2002, the Board of Directors approved for adoption, effective October 12, 2002, the 2002 Stock Option Plan (“2002 Plan”).  The 2002 Plan authorizes the grant of options to purchase up to an aggregate of 142,860 shares of the Company’s Common Stock. As of March 31, 2011, 123,430 shares have been granted and were fully vested at the time of grant, 27,500 remain outstanding.

On April 30, 2007, the Board of Directors approved for adoption, effective October 1, 2007, the 2007 Stock Option Plan (“2007 Plan”).  The 2007 Plan authorizes the grant of options to purchase up to an aggregate of 150,000 shares of the Company’s Common Stock.  As of March 31, 2011, 165,750 options had been granted and 89,500 remain outstanding.

On April 10, 2009, the Board of Directors approved for adoption, and on June 5, 2009, the shareholders of the Corporation approved, a 2009 Stock Incentive Plan (“2009 Plan”).  The 2009 Plan authorizes the issuance of up to 250,000 shares of stock or options to purchase stock of the Company.  As of March 31, 2011, 82,000 options had been granted and 81,500 remain outstanding.

A summary of the Company’s stock option activity and related information is as follows:

	Shares under Option	Weighted Avgerage Exercise Price	Weighted Average Contractual Life	Aggregate Intrinsic Value
Balance at December 31, 2010	202,750	$4.28
Granted	8,000	$5.96
Cancelled	(4,250)	$6.12
Exercised	(500)	$4.67
Outstanding at March 31, 2011	206,000	$4.31	3.20	$231,976

Exercisable at March 31, 2011	107,875	$3.30	2.20	$181,726

During the three months ended March 31, 2011 there was no activity related to the Company’s stock warrants.

A summary of the Company’s stock option activity by grant date as of March 31, 2011 is as follows:

Options by		Options Outstanding				Options Vested
Grant Date	Shares	Wtd Avg	Remain. Life	Intrinsic Val	Shares	Wtd Avg	Remain. Life	Intrinsic Val
Dec 2005	35,000	$2.88	4.8	$73,500	35,000	$2.88	4.8	$73,500
Oct 2007	40,500	$4.70	0.5	$11,625	40,500	$4.70	0.5	$11,625
Oct 2008	2,500	$4.97	1.5	$25	1,875	$4.97	1.5	$19
Nov 2008	46,500	$1.82	1.6	$146,826	30,500	$1.81	1.6	$96,582
Dec 2010	73,500	$6.13	4.8	$-	-	$-	-	$-
Jan 2011	8,000	$5.96	4.8	$-	-	$-	-	$-
TOTAL	206,000	$4.31	3.2	$231,976	107,875	$3.30	2.2	$181,726

The aggregate intrinsic value in the tables above represents the total pre-tax intrinsic value (the difference between the closing price of the Company’s common stock on the last trading day of the quarter ended March 31, 2011 and the exercise price, multiplied by the number of in-the-money options and warrants) that would have been received by the option and warrant holders had all the holders exercised their options on March 31, 2011.

During 2010, the Company declared and paid dividends of five cents ($0.05) per share on the Company’s outstanding common stock to shareholders of record on June 18, 2010 and December 20, 2010.  The total amount of the dividends paid on June 28, 2010 was $156,135 and on December 28, 2010 was $158,306.  Under the terms of its current loan agreement, the amount of dividends the Company may pay is limited by the terms of the financial covenants of our Credit Agreement with Harris N.A.

Note 3 - Legal Proceedings

The Company is party to certain claims or actions arising in the normal course of business. The ultimate outcome of these matters is unknown but, in the opinion of management, the settlement of these matters is not expected to have a significant effect on the future financial position or results of operations of the Company.

Note 4 – Other Comprehensive Gain

In the three months ended March 31, 2011 the company incurred a comprehensive gain of $452,000, all from foreign currency translation adjustments.

The following table sets forth the accumulated balance of other comprehensive loss and each component.

	Foreign Currency Items	Unrealized Gains (Loss) on Derivatives	Accumulated Other Comprehensive (Loss)

Beginning balance as of January 1, 2011	$(1,593,000)	$-	$(1,593,000)

Current period change, net of tax	452,000	-	452,000

Ending Balance as of March 31, 2011	$(1,141,000)	$-	$(1,141,000)

For the three months ended March 31, 2011 no tax benefit for foreign currency translation adjustments has been recorded as such amounts would result in a deferred tax asset.

Note 5 – Inventories, Net

	March 31,	December 31,
	2011	2010
Raw materials	$3,287,000	$2,588,000
Work in process	721,000	685,000
Finished goods	7,453,000	7,471,000
Allowance for excess quantities	(428,000)	(376,000)
Total inventories	$11,033,000	$10,368,000

Note 6 - Geographic Segment Data

The Company has determined that it operates primarily in one business segment which designs, manufactures and distributes film products for use in packaging and novelty balloon products. The Company operates in foreign and domestic regions. Information about the Company's operations by geographic areas is as follows:

	Net Sales to Outside Customers
	For the Three Months Ended		Total Assets at
	March 31,		March 31,	December 31,
	2011	2010	2011	2010

United States	$9,435,000	$9,487,000	$25,631,000	$24,711,000
Europe	67,000	16,000	471,000	220,000
Mexico	2,402,000	1,945,000	7,736,000	6,953,000
United Kingdom	794,000	963,000	1,119,000	977,000
	$12,698,000	$12,411,000	$34,957,000	$32,861,000

Note 7 - Concentration of Credit Risk

Concentration of credit risk with respect to trade accounts receivable is generally limited due to the number of entities comprising the Company's customer base. The Company performs ongoing credit evaluations and provides an allowance for potential credit losses against the portion of accounts receivable which is estimated to be uncollectible. Such losses have historically been within management's expectations.  During the three months ended March 31, 2011, there were three customers, respectively whose purchases represented more than 10% of the Company’s consolidated net sales.  During the three months ended March 31, 2010, there were two customers whose purchases represented more than 10% of the Company’s consolidated net sales.  The sales to each of these customers for the three months ended March 31, 2011 and 2010 are as follows:

	Three Months Ended March 31, 2011		Three Months Ended March 31, 2010
Customer	Net Sales	% of Net Sales	Net Sales	% of Net Sales

Customer A	$3,884,000	30.6%	$3,154,000	25.4%
Customer B	$1,633,000	12.9%	$1,217,000	9.8%
Customer C	$1,323,000	10.4%	$2,357,000	19.0%

As of March 31, 2011, the total amount owed to the Company by these customers was $3,562,000 or 35.4%, $1,134,000 or 11.3%, and $149,000 or 1.5% of the Company’s consolidated accounts receivables, respectively.  The amounts owed at March 31, 2010 were $2,329,000 or 26.8%, $590,000 or 6.8%, and $1,336,000 or 15.4% of the Company’s consolidated net accounts receivables, respectively.

Note 8 – Related Party Transactions

Stephen M. Merrick, Executive Vice President, Secretary and a Director of the Company, is of counsel to the law firm of Vanasco Genelly and Miller PC which provides legal services to the Company. Legal fees paid by the Company with this firm for the three months ended March 31, 2011 and 2010, respectively, were $40,000 and $42,000.

John H. Schwan, Chairman of the Company, is a principal of Shamrock Specialty Packaging and affiliated companies.  The Company made payments for packaging materials, rent and temporary employees supplied by Shamrock of approximately $520,000 during the three months ended March 31, 2011 and $510,000 during the three months ended March 31, 2010.  At March 31, 2011 and 2010, outstanding accounts payable balances were $388,000 and $327,000, respectively.

John H. Schwan, Chairman of the Company, and Howard W. Schwan, President of the Company, are the brothers of Gary Schwan, one of the owners of Schwan Incorporated, which provides building maintenance and remodeling services to the Company.  The Company made payments to Schwan Incorporated of approximately $2,000 during the three months ended March 31, 2011 and $15,000 during the three months ended March 31, 2010.

Interest payments have been made to John H. Schwan and Stephen M. Merrick for loans made to the Company.  During the three months ended March 31, 2011 these interest payments totaled $28,000 and $4,000, respectively.  For the three months ended March 31, 2010 these interest payments totaled $40,000 and $17,000, respectively.

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

Results of Operations

Net Sales.   For the three months ended March 31, 2011, net sales were $12,698,000 compared to net sales of $12,411,000 for the same period of 2010, an increase of 2.3%.  For the quarters ended March 31, 2011 and 2010, net sales by product category were as follows:

	Three Months Ended
	March 31, 2011		March 31, 2010
	$	% of	$	% of
Product Category	(000) Omitted	Net Sales	(000) Omitted	Net Sales

Metalized Balloons	6,399	50%	5,977	48%

Film Products	1,745	14%	1,367	11%

Pouches	2,154	17%	3,041	24%

Latex Balloons	2,096	17%	1,827	15%

Other	304	2%	199	2%

Total	12,698	100%	12,411	100%

Metalized Balloons. During the three months ended March 31, 2011 revenues from the sale of metalized balloons increased by 7.1% compared to the prior year period from $5,977,000 to $6,399,000.  Most of this increase is attributable to increased sales to a principal balloon customer.

Films. During the three months ended March 31, 2011 revenues from the sale of laminated film products increased by 27.7% compared to the prior year period from $1,367,000 to $1,745,000.  The increase is attributable to an increase in sales to a principal film customer.

Pouches. During the three months ended March 31, 2011 revenues from the sale of pouches decreased by 29.2% compared to the prior year period, from $3,041,000 to $2,154,000.  The decrease was the result of reduced sales to a principal pouch customer.

Latex Balloons.  During the three months ended March 31, 2011 revenues from the sale of latex balloons increased by 14.7% compared to the prior year period from $1,827,000 to $2,096,000.  The increase is attributable to increased sales in Mexico by Flexo Universal, our subsidiary there.

Sales to a limited number of customers continue to represent a large percentage of our net sales.  The table below illustrates the impact on sales of our top three and ten customers for the three months ended March 31, 2011 and 2010.

	Three Months Ended
	% of Net Sales
	March 31, 2011	March 31, 2010

Top 3 Customers	53.9%	54.2%

Top 10 Customers	74.0%	72.6%

During the three months ended March 31, 2011, there were three customers whose purchases represented more than 10% of the Company’s consolidated net sales.  The sales to each of these customers for the three months ended March 31, 2011 were $3,884,000 or 30.6%, $1,633,000 or 12.9% and $1,323,000 or 10.4% of consolidated net sales, respectively.  Sales to the top three customers in the same period of 2010 were $3,154,000 or 25.4%, $1,217,000 or 9.8%, and $2,357,000 or 19.0% of consolidated net sales, respectively.  As of March 31, 2011, the total amount owed to the Company by these customers was $3,562,000 or 35.4%, $1,134,000 or 11.3%, and $149,000 or 1.5% of the Company’s consolidated accounts receivables.  The amounts owed at March 31, 2010 were $2,329,000 or 26.8%, $590,000 or 6.8%, and $1,336,000 or 15.4% of the Company’s consolidated net accounts receivables, respectively.

Cost of Sales.   During the three months ended March 31, 2011, the cost of sales represented 80.5% of net sales compared to 75.5% for the three months ended March 31, 2010.  During the three months ended March 31, 2011, cost of sales were affected by (i) increased costs of raw materials, including particularly latex and plastic films (ii) shifts in the mix of products sold compared to the first quarter 2010 and (iii) cost of products provided to customers for which revenues depended on the customers sales.

General and Administrative.   During the three months ended March 31, 2011, general and administrative expenses were $1,330,000 or 10.5% of net sales, compared to $1,261,000 or 10.2% of net sales for the same period in 2010.

Selling.   During the three months ended March 31, 2011, selling expenses were $214,000 or 1.7% of net sales, compared to $340,000 or 2.7% of net sales for the same period in 2010.  The decrease in selling expenses compared to the corresponding period of 2010, is attributable to (i) a decrease in royalties expense $29,000, (ii) decrease in consulting expense of $58,000 and (iii) decrease in selling expenses of $32,000 in our Europe subsidiary.

Advertising and Marketing.  During the three months ended March 31, 2011, advertising and marketing expenses were $328,000 or 2.6% of net sales for the period, compared to $483,000 or 3.9% of net sales for the same period of 2010.  The decrease in advertising and marketing expense is attributable to (i) a decrease in salaries of $31,000 and (ii) a decrease in servicing fees for in-store servicing of balloon inventories.

Other Income (Expense).  During the three months ended March 31, 2011, the Company incurred net interest expense of $139,000, compared to net interest expense during the same period of 2010 in the amount of $244,000.

For the three months ended March 31, 2011, the Company had a foreign currency transaction gain of $11,000 compared to a foreign currency transaction loss of $13,000 during the same period of 2010.

Income Taxes.  For the three months ended March 31, 2011, the Company reported a consolidated income tax expense of $205,000, compared to a consolidated income tax expense of $116,000 for the same period of 2010.  For the three months ended March 31, 2011, this income tax provision was composed of provisions for United States income tax on the Company, income tax in Mexico of Flexo Universal, our Mexican subsidiary, and income tax in the United Kingdom of CTI Balloons Limited, our United Kingdom subsidiary.

During the first quarter 2010, the Company did not record an income tax expense in the United States with regard to its income by reason of the fact that the book tax expense in that quarter was offset by a reduction in the valuation allowance against the Company’s deferred tax assets, primarily operating loss carry forwards.  During 2010, the Company reduced the amount of this valuation allowance to zero with the result that, during the first quarter of 2010, and thereafter in periods in which the Company realizes net income in the United States, the book tax expense realized by the Company will not be fully offset by a reduction in the valuation allowance and the Company will be required to record book tax expense, which will affect net income of the Company.  As of March 31, 2011, the net operating loss carryforward balance of the Company is $1,858,000 so the Company will not be subject to income tax on income to such amount, but the Company will be required to record income tax expense in its statement of operations.

Net Income.  For the three months ended March 31, 2011, the Company had net income of $297,000 or $0.09 per share (basic and diluted), compared to net income of $599,000 for the same period of 2010 or $0.22 per share basic and $0.21 per share diluted.

Financial Condition, Liquidity and Capital Resources

Cash Flow Items.

Operating Activities.  During the three months ended March 31, 2011, net cash used in operations was $587,000, compared to net cash provided by operations during the three months ended March 31, 2010 of $244,000.

Significant changes in working capital items during the three months ended March 31, 2011 consisted of (i) an increase in accounts receivable of $1,417,000, (ii) an increase in inventories of $621,000, (iii) depreciation and amortization in the amount of $454,000, (iv) an increase in trade payables of $721,000, (v) an increase in accrued liabilities of $307,000, and  (vi) an increase of $465,000 in prepaid expenses and other assets.

Investing Activity.  During the three months ended March 31, 2011, cash used in investing activity for the purchase or improvement of equipment was $253,000, compared to $197,000 in the same period of 2010.

Financing Activities.  During the three months ended March 31, 2011, cash provided by financing activities was $462,000 compared to cash used in financing activities for the same period of 2010 in the amount of $302,000.  During the three months ended March 31, 2011, financing activities included payment of $346,000 on long-term debt obligations.

Liquidity and Capital Resources.  At March 31, 2011, the Company had cash balances of $401,000 compared to cash balances of $679,000 for the same period in 2010.

At March 31, 2011, the Company had a working capital balance of $4,827,000 compared to a working capital balance of $3,474,000 at December 31, 2010.

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

Under the terms of the Credit Agreement, in order to obtain advances under the revolving line of credit and the equipment loan, the Company is required to meet various financial covenants including a senior leverage ratio, fixed charge coverage ratio and tangible net worth.  As of March 31, 2011, we were in compliance with these covenants.

The Credit Agreement provides that the outstanding balance of all loans under the agreement will bear interest with reference to a base rate or, at the option of the Company, with reference to an adjusted LIBOR.  At March 31, 2011, the effective rate on the outstanding loan balances was 3.75%.

Under the prior loan agreement with RBS Citizens N.A., we maintained swap agreements with respect to $6,780,000 of our loan balances with RBS Citizens.  These swap agreements were designated as a cash flow hedge to hedge the Company’s exposure to interest rate fluctuations on the Company’s floating rate loans.  These swap arrangements were derivative financial instruments with respect to which we determined and recorded the fair market value each quarter.  We recorded the fair market value of these contracts in the balance sheet, with an offset to other comprehensive loss.  On April 29, 2010, at the time of the closing of the Credit Agreement with Harris, these swap agreements were terminated, and we paid to the counterparty under the agreements the then fair market value of the swap agreements which was $146,000.  As of March 31, 2011, the Company does not maintain any swap agreements with respect to its outstanding loans.

Seasonality

In recent years, sales in the metalized balloon product line have historically been seasonal with approximately 40% occurring in the period from December through March and 24% being generated in the period from July through October. The sale of latex balloons and laminated film products have not historically been seasonal.

Critical Accounting Policies

Please see pages 23-24 of our Annual Report on Form 10-K for the year ended December 31, 2010 for a description of policies that are critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. No material changes to such information have occurred during the three months ended March 31, 2011.

New Accounting Pronouncements

None.

Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures:

Our Principal Executive Officer and Principal Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2011.  Based on such review and evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were adequate and effective to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 (a) is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and (b) is accumulated and communicated to the Company’s management, including the officers, as appropriate to allow timely decisions regarding required disclosure.

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

None.

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

None.

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

Dated: May 16, 2011	CTI INDUSTRIES CORPORATION

	By:	/s/ Howard W. Schwan
Howard W. Schwan, President and
Chief Executive Officer

	By:	/s/ Stephen M. Merrick
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