Form 10-Q
period 2011-06-30
CTI INDUSTRIES CORP
filed 2011-08-15
CIK 1042187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.   20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒

The number of shares outstanding of the Registrant’s common stock as of August 1, 2011 was 3,138,848.

INDEX

PART I – FINANCIAL INFORMATION

Item No. 1 Financial Statements
Condensed Consolidated Interim Balance Sheet at June 30, 2011 (unaudited) and December 31, 2010	3
Condensed Consolidated Interim Statements of Income (unaudited) for the three and six months ended June 30, 2011 and June 30, 2010	4
Condensed Consolidated Interim Statements of Cash Flows (unaudited) for the three and six months ended June 30, 2011 and June 30, 2010	5
Condensed Consolidated Interim Earnings per Share (unaudited) for the three and six months ended June 30, 2011 and June 30, 2010	6
Notes to Condensed Consolidated Financial Statements (unaudited)	7
Item No. 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item No. 3 Quantitative and Qualitative Disclosures Regarding Market Risk	22
Item No. 4 Controls and Procedures	22

PART II – OTHER INFORMATION

Item No. 1 Legal Proceedings	23
Item No. 1A Risk Factors	23
Item No. 2 Unregistered Sales of Equity Securities and Use of Proceeds	23
Item No. 3 Defaults Upon Senior Securities	23
Item No. 4 Submission of Matters to a Vote of Security Holders	23
Item No. 5 Other Information	23
Item No. 6 Exhibits	24
Signatures	25
Exhibit 31.1
Exhibit 31.2
Exhibit 32

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

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

CTI Industries Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

	June 30, 2011	December 31, 2010
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents (VIE $6,000 and $38,000, respectively)	$493,559	$761,874
Accounts receivable, (less allowance for doubtful accounts of $65,000 and $59,000, respectively)	7,908,907	8,533,626
Inventories, net	11,642,078	10,368,037
Net deferred income tax asset	773,398	750,485
Prepaid expenses and other current assets	1,549,902	1,012,067

Total current assets	22,367,844	21,426,089

Property, plant and equipment:
Machinery and equipment	23,888,526	22,900,460
Building	3,291,999	3,260,201
Office furniture and equipment	2,812,122	2,718,425
Intellectual property	345,092	345,092
Land	250,000	250,000
Leasehold improvements	455,615	443,630
Fixtures and equipment at customer locations	2,632,852	2,629,902
Projects under construction (VIE $652,000 and $587,000, respectively)	1,217,871	1,601,682
	34,894,077	34,149,392
Less : accumulated depreciation and amortization	(25,477,253)	(24,489,624)

Total property, plant and equipment, net	9,416,824	9,659,768

Other assets:
Deferred financing costs, net	49,998	63,634
Goodwill	1,033,077	1,033,077
Net deferred income tax asset	319,888	360,830
Other assets (due from related party $31,000 and $213,000, respectively)	148,421	317,990

Total other assets	1,551,384	1,775,531

TOTAL ASSETS	$33,336,052	$32,861,388
LIABILITIES AND EQUITY
Current liabilities:
Checks written in excess of bank balance	$1,059,410	$692,141
Trade payables (VIE $28,000 and $58,000, respectively)	5,094,649	4,307,358
Line of credit (VIE $0 and $700,000, respectively)	6,093,810	8,225,900
Notes payable - current portion	222,130	276,667
Notes payable - officers, current portion, net of debt discount of $0 and $5,000	1,424,923	1,410,807
Capital lease - current portion	5,117	5,117
Notes Payable Affiliates - current portion	7,514	6,754
Accrued liabilities	2,790,969	3,027,298

Total current liabilities	16,698,522	17,952,042

Long-term liabilities:
Notes Payable - Affiliates	163,988	155,648
Notes payable, net of current portion	3,873,173	2,611,127
Capital Lease	-	2,559
Notes payable - officers, subordinated, net of debt discount of $0 and $0	103,391	360,351
Total long-term liabilities	4,140,552	3,129,685

Equity:
CTI Industries Corporation stockholders' equity:
Preferred Stock – no par value 2,000,000 shares authorized 0 shares issued and outstanding	-	-
Common stock - no par value, 5,000,000 shares authorized, 3,209,975 and 3,209,475 shares issued and 3,137,848 and 3,137,348 outstanding, respectively	13,397,275	13,394,940
Paid-in-capital	887,144	817,138
Dividends	-	(314,441)
Accumulated deficit	(383,188)	(379,210)
Accumulated other comprehensive loss	(1,198,090)	(1,592,798)
Less: Treasury stock, 72,127 shares and 72,127 shares	(141,289)	(141,289)

Total CTI Industries Corporation stockholders' equity	12,561,852	11,784,340

Noncontrolling interest	(64,874)	(4,679)

Total Equity	12,496,978	11,779,661

TOTAL LIABILITIES AND EQUITY	$33,336,052	$32,861,388

See accompanying notes to condensed consolidated unaudited financial statements

CTI Industries Corporation and Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Net Sales	$11,964,764	$12,964,203	$24,662,419	$25,374,969

Cost of Sales	9,894,922	10,091,153	20,121,805	19,457,347

Gross profit	2,069,842	2,873,050	4,540,614	5,917,622

Operating expenses:
General and administrative	1,349,726	1,307,771	2,679,680	2,568,450
Selling	206,521	218,394	420,776	558,819
Advertising and marketing	363,883	457,225	692,016	940,637

Total operating expenses	1,920,130	1,983,390	3,792,472	4,067,906

Income from operations	149,712	889,660	748,142	1,849,716

Other (expense) income:
Interest expense	(147,958)	(300,658)	(289,193)	(549,061)
Interest income	3,923	4,263	5,952	8,593
Foreign currency gain (loss)	15,150	(21,463)	26,268	(34,687)

Total other expense, net	(128,885)	(317,858)	(256,973)	(575,155)

Net Income before taxes	20,827	571,802	491,169	1,274,561

Income tax expense (benefit)	35,472	(21,036)	240,901	95,324

Net (loss) income	(14,645)	592,838	250,268	1,179,237

Less: Net loss attributable to noncontrolling interest	(28,000)	(13,929)	(60,195)	(26,373)

Net income attributable to CTI Industries Corporation	$13,355	$606,767	$310,463	$1,205,610

Other Comprehensive (Loss) Income
Unrealized gain on derivative instruments	$-	$154,418	$-	$188,615
Foreign currency adjustment	$(57,923)	$(291,017)	$394,708	$(71,225)
Comprehensive (loss) income	$(44,568)	$470,168	$705,171	$1,323,000

Basic income per common share	$0.00	$0.21	$0.10	$0.43

Diluted income per common share	$0.00	$0.20	$0.10	$0.42

Dividends per share	$-	$0.05	$-	$0.05

Weighted average number of shares and equivalent shares of common stock outstanding:
Basic	3,137,848	2,898,811	3,137,842	2,834,265

Diluted	3,187,779	2,959,952	3,193,213	2,877,102

See accompanying notes to condensed consolidated unaudited financial statements

CTI Industries Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net income	$250,268	$1,179,237
Adjustment to reconcile net income to cash provided by operating activities:
Depreciation and amortization	925,100	1,052,661
Amortization of debt discount	5,042	44,334
Stock based compensation	70,006	81,251
Provision for losses on accounts receivable	5,773	29,651
Provision for losses on inventories	54,577	10,482
Deferred income taxes	72,752	65,324
Change in assets and liabilities:
Accounts receivable	763,223	(711,092)
Inventories	(1,209,154)	239,113
Prepaid expenses and other assets	(373,611)	98,070
Trade payables	678,337	370,245
Accrued liabilities	(167,919)	151,241

Net cash provided by operating activities	1,074,394	2,610,517

Cash used in investing activity - purchases of property, plant and equipment	(545,473)	(418,434)

Net cash used in investing activity	(545,473)	(418,434)

Cash flows from financing activities:
Change in checks written in excess of bank balance	364,703	(705,403)
Net change in revolving line of credit	(1,433,108)	449,384
Repayment of long-term debt (related parties $268,000 and $373,000)	(438,457)	(1,279,473)
Proceeds from issuance of long-term debt	679,734	-
Proceeds from exercise of stock options and warrants	2,335	72,561
Cash received from investment in subsidiary	-	42,299
Dividends paid	-	(156,135)
Cash paid for deferred financing fees	-	(189,032)

Net cash used in financing activities	(824,793)	(1,765,799)

Effect of exchange rate changes on cash	27,557	(11,632)

Net (decrease) increase in cash and cash equivalents	(268,315)	414,652

Cash and cash equivalents at beginning of period	761,874	914,765

Cash and cash equivalents at end of period	$493,559	$1,329,417

Supplemental disclosure of cash flow information:
Cash payments for interest	$247,901	$475,508

Cash payments for taxes	$42,250	$30,000

Supplemental Disclosure of non-cash investing and financing activity Exercise of Warrants and Payment of Subordinated Debt	$-	$1,027,000

Property, Plant & Equipment acquisitions funded by liabilities	$82,591	$88,940

Reclassification of line of credit to long-term debt	$700,000	$-

See accompanying notes to condensed consolidated unaudited financial statements

CTI Industries Corporation and Subsidiaries
Condensed Consolidated Earnings per Share (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Basic
Average shares outstanding:
Weighted average number of common shares outstanding	3,137,848	2,898,811	3,137,842	2,834,265

Net income:
Net income attributable to CTI Industries Corporation	$13,355	$606,767	$310,463	$1,205,610

Per share amount	$0.00	$0.21	$0.10	$0.43

Diluted
Average shares outstanding:
Weighted average number of common shares outstanding	3,137,848	2,898,811	3,137,842	2,834,265

Effect of dilutive shares	49,931	61,141	55,371	42,837

Weighted average number of shares and equivalent shares of common stock outstanding	3,187,779	2,959,952	3,193,213	2,877,102

Net income:
Net income attributable to CTI Industries Corporation	$13,355	$606,767	$310,463	$1,205,610

Per share amount	$0.00	$0.20	$0.10	$0.42

See accompanying notes to condensed consolidated unaudited financial statements

CTI Industries Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 - Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited but in the opinion of management contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the consolidated financial position and the consolidated results of operations and consolidated cash flows for the periods presented in conformity with generally accepted accounting principles for interim consolidated financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011.  It is suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2010.

Principles of consolidation and nature of operations:

The condensed consolidated financial statements include the accounts of CTI Industries Corporation and its wholly-owned subsidiaries, CTI Balloons Limited, CTI Helium, Inc. and CTF International S.A. de C.V., its majority-owned subsidiaries CTI Mexico S.A. de C.V., Flexo Universal, S.A. de C.V. and CTI Europe gmbH, as well as the accounts of Venture Leasing S. A. de R. L. and Venture Leasing L.L.C (the “Company”).  The last two entities have been consolidated as variable interest entities.  All significant intercompany transactions and accounts have been eliminated in consolidation. The Company (i) designs, manufactures and distributes balloon products throughout the world and (ii) operates systems for the production, lamination, coating and printing of films used for food packaging and other commercial uses and for conversion of films to flexible packaging containers and other products.

Variable Interest Entities (“VIE’s”):

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

As of June 30, 2011 and 2010, shares to be issued upon the exercise of options aggregated 206,000 and 160,405, respectively.  There are no longer any warrants to be exercised.  The number of anti-dilutive shares (not included in the determination of earnings on a diluted basis) for the three and six months ended June 30, 2011 were 81,500 and 81,500, respectively, all of which were represented by options.  The number of anti-dilutive shares (not included in the determination of earnings on a diluted basis) for the three and six months ended June 30, 2010 were 6,000 and 59,000, respectively, all of which were represented by options.

New Accounting Pronouncements:

The Company’s significant accounting policies are summarized in Note 2 of the Company’s consolidated financial statements for the year ended December 31, 2010.  There were no significant changes to these accounting policies during the three and six months ended June 30, 2011 and the Company does not expect that the adoption of other recent accounting pronouncements will have a material impact in its consolidated financial statements.

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

The Company’s net income for the three months ended June 30, 2011 and 2010 includes approximately $35,000 and $34,000, respectively of compensation costs related to share based payments.  The Company’s net income for the six months ended June 30, 2011 and 2010 includes approximately $70,000 and $81,000, respectively of compensation costs related to share based payments.  As of June 30, 2011 there is $261,000 of unrecognized compensation expense related to non-vested stock option grants and stock grants.  We expect approximately $64,000 to be recognized over the remainder of 2011, $88,000 to be recognized during 2012, and $59,000 to be recognized during 2013, $41,000 to be recognized during 2014 and $9,000 to be recognized during 2015.

As of June 30, 2011, the Company had four stock-based compensation plans pursuant to which stock options were, or may be, granted.  The Plans provide for the award of options, which may either be incentive stock options (“ISOs”) within the meaning of Section 422A of the Internal Revenue Code of 1986, as amended (the “Code”) or non-qualified options (“NQOs”) which are not subject to special tax treatment under the Code.

On April 12, 2001, the Board of Directors approved for adoption, effective December 27, 2001, the 2001 Stock Option Plan (“2001 Plan”).  The 2001 Plan authorizes the grant of options to purchase up to an aggregate of 119,050, shares of the Company’s Common Stock.  As of June 30, 2011, 139,958 shares have been granted and were fully vested at the time of grant.  Options to purchase 7,500 remain outstanding.

On April 24, 2002, the Board of Directors approved for adoption, effective October 12, 2002, the 2002 Stock Option Plan (“2002 Plan”).  The 2002 Plan authorizes the grant of options to purchase up to an aggregate of 142,860 shares of the Company’s Common Stock. As of June 30, 2011, 123,430 shares have been granted and were fully vested at the time of grant, 27,500 remain outstanding.

On April 30, 2007, the Board of Directors approved for adoption, effective October 1, 2007, the 2007 Stock Option Plan (“2007 Plan”).  The 2007 Plan authorizes the grant of options to purchase up to an aggregate of 150,000 shares of the Company’s Common Stock.  As of June 30, 2011, 165,750 options had been granted and 89,500 remain outstanding.

On April 10, 2009, the Board of Directors approved for adoption, and on June 5, 2009, the shareholders of the Corporation approved, a 2009 Stock Incentive Plan (“2009 Plan”).  The 2009 Plan authorizes the issuance of up to 250,000 shares of stock or options to purchase stock of the Company.  As of June 30, 2011, 82,000 options had been granted and 81,500 remain outstanding.

A summary of the Company’s stock option activity and related information is as follows:

	Shares under Option	Weighted Avgerage Exercise Price	Weighted Average Contractual Life	Aggregate Intrinsic Value
Balance at December 31, 2010	202,750	$4.28
Granted	8,000	$5.96
Cancelled	(4,250)	$4.67
Exercised	(500)	$6.12
Outstanding at June 30, 2011	206,000	$4.31	2.90	$265,120

Exercisable at June 30, 2011	107,875	$3.30	2.00	$210,381

During the three and six months ended June 30, 2011 there was no activity related to stock warrants.

A summary of the Company’s stock option activity by grant date as of June 30, 2011 is as follows:

	Options Outstanding				Options Vested
Options by Grant Date	Shares	Wtd Avg	Remain. Life	Intrinsic Val	Shares	Wtd Avg	Remain. Life	Intrinsic Val
Dec 2005	35,000	$2.88	4.5	$82,950	35,000	$2.88	4.5	$82,950
Oct 2007	40,500	$4.70	0.3	$22,089	40,500	$4.70	0.3	$22,089
Oct 2008	2,500	$4.97	1.3	$700	1,875	$4.97	1.3	$525
Nov 2008	46,500	$1.82	1.4	$159,381	30,500	$1.81	1.4	$104,817
Dec 2010	73,500	$6.13	4.5	$-	-	$-	-	$-
Jan 2011	8,000	$5.96	4.5	$-	-	$-	-	$-
TOTAL	206,000	$4.31	2.9	$265,120	107,875	$3.30	2.0	$210,381

The aggregate intrinsic value in the tables above represents the total pre-tax intrinsic value (the difference between the closing price of the Company’s common stock on the last trading day of the quarter ended June 30, 2011 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all the holders exercised their options on June 30, 2011.

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

Note 4 - Other Comprehensive Gain

In the three and six months ended June 30, 2011 the company incurred a comprehensive loss of $58,000 and a comprehensive gain of $395,000, respectively, all from foreign currency translation adjustments.

The following table sets forth the accumulated balance of other comprehensive loss and each component.

	Foreign Currency Items	Unrealized Gains (Loss) on Derivatives	Accumulated Other Comprehensive(Loss)
Beginning balance as of January 1, 2011	$(1,593,000)	$-	$(1,593,000)

Current period change, net of tax	395,000	-	395,000

Ending Balance as of June 30, 2011	$(1,198,000)	$-	$(1,198,000)

For the three and six months ended June 30, 2011 no tax benefit for foreign currency translation adjustments has been recorded as such amounts would result in a deferred tax asset.

Note 5 - Inventories, Net

	June 30, 2011	December 31, 2010
Raw materials	$2,930,000	$2,588,000
Work in process	1,210,000	685,000
Finished goods	7,934,000	7,471,000
Allowance for excess quantities	(431,000)	(376,000)
Total inventories	$11,643,000	$10,368,000

Note 6 - Geographic Segment Data

The Company has determined that it operates primarily in one business segment which designs, manufactures and distributes film products for use in packaging and novelty balloon products. The Company operates in foreign and domestic regions. Information about the Company's operations by geographic areas is as follows:

	Net Sales to Outside Customers For the Three Months Ended June 30,		Net Sales to Outside Customers For the Six Months Ended June 30,
	2011	2010	2011	2010
United States	$8,715,000	$10,212,000	$18,149,000	$19,699,000
Europe	134,000	14,000	202,000	30,000
Mexico	2,664,000	2,118,000	5,064,000	4,063,000
United Kingdom	452,000	620,000	1,247,000	1,583,000

	$11,965,000	$12,964,000	$24,662,000	$25,375,000

	Total Assets at
	June 30,	December 31,
	2011	2010
United States	$23,962,000	$24,711,000
Europe	571,000	220,000
Mexico	7,907,000	6,953,000
United Kingdom	896,000	977,000

	$33,336,000	$32,861,000

Note 7 - Concentration of Credit Risk

Concentration of credit risk with respect to trade accounts receivable is generally limited due to the number of entities comprising the Company's customer base. The Company performs ongoing credit evaluations and provides an allowance for potential credit losses against the portion of accounts receivable which is estimated to be uncollectible. Such losses have historically been within management's expectations.  During the three and six months ended June 30, 2011, there were two customers, respectively whose purchases represented more than 10% of the Company’s consolidated net sales.  During the three and six months ended June 30, 2010, there were three customers whose purchases represented more than 10% of the Company’s consolidated net sales.  The sales to each of these customers for the three and six months ended June 30, 2011 and 2010 are as follows:

	Three Months Ended		Three Months Ended
	June 30, 2011		June 30, 2010
		% of Net		% of Net
Customer	Net Sales	Sales	Net Sales	Sales
Customer A	$3,549,000	29.7%	$4,169,000	32.2%
Customer B	$1,563,000	13.1%	$1,740,000	13.4%
Customer C			$1,498,000	11.6%

	Six Months Ended		Six Months Ended
	June 30, 2011		June 30, 2010
		% of Net		% of Net
Customer	Net Sales	Sales	Net Sales	Sales
Customer A	$7,433,000	30.1%	$7,323,000	28.9%
Customer B	$3,196,000	13.0%	$2,958,000	11.7%
Customer C			$3,854,000	15.2%

As of June 30, 2011, the total amount owed to the Company by these customers was $1,717,000 or 21.7%, $1,113,000 or 14.1%, and $150,000 or 1.9% of the Company’s consolidated accounts receivables, respectively.  The amounts owed at June 30, 2010 were $2,408,000 or 30.0%, $1,167,000 or 14.5%, and $839,000 or 10.4% of the Company’s consolidated net accounts receivables, respectively.

Note 8 - Related Party Transactions

Stephen M. Merrick, Executive Vice President, Secretary and a Director of the Company, is of counsel to the law firm of Vanasco Genelly and Miller PC which provides legal services to the Company. Legal fees paid by the Company with this firm for the three months ended June 30, 2011 and 2010, respectively, were $46,000 and $43,000.  Legal fees paid by the Company with this firm for the six months ended June 30, 2011 and 2010, respectively, were $86,000 and $85,000.

John H. Schwan, Chairman of the Company, is a principal of Shamrock Specialty Packaging and affiliated companies.  The Company made payments for packaging materials, rent and temporary employees supplied by Shamrock of approximately $531,000 during the three months ended June 30, 2011 and $478,000 during the three months ended June 30, 2010.  The Company made payments for packaging materials, rent and temporary employees supplied by Shamrock of approximately $1,050,000 during the six months ended June 30, 2011 and $987,000 during the six months ended June 30, 2010.  At June 30, 2011 and 2010, outstanding accounts payable balances were $474,000 and $381,000, respectively.

John H. Schwan, Chairman of the Company, and Howard W. Schwan, President of the Company, are the brothers of Gary Schwan, one of the owners of Schwan Incorporated, which provides building maintenance and remodeling services to the Company.  The Company made payments to Schwan Incorporated of approximately $8,000 during the three months ended June 30, 2011 and $10,000 during the three months ended June 30, 2010.  The Company made payments to Schwan Incorporated of approximately $10,000 during the six months ended June 30, 2011 and $24,000 during the six months ended June 30, 2010.

Interest payments have been made to John H. Schwan and Stephen M. Merrick for loans made to the Company.  During the three months ended June 30, 2011 these interest payments totaled $26,000 and $1,000, respectively.  For the three months ended June 30, 2010 these interest payments totaled $40,000 and $16,000, respectively.  During the six months ended June 30, 2011 these interest payments totaled $53,000 and $6,000, respectively.  During the six months ended June 30, 2010 these interest payments totaled $80,000 and $32,000, respectively.

Note 9 - Subsequent Event

On July 8, 2011, the Company declared a dividend of five cents ($0.05) per share on the Company’s outstanding common stock to shareholders of record on July 18, 2011.  The total amount of the dividends paid on July 28, 2011 was $158,000.

On July 1, 2011, we entered into a swap agreement with BMO Capital Markets with respect to $6,780,000 of our loan balances with Harris for a period expiring on September 30, 2014.  This swap agreement is designated as a cash flow hedge to hedge the Company’s exposure to interest rate fluctuations on the Company’s floating rate loans.  The swap agreement has the effect of fixing the interest rate on the loan balances covered by the swap at 4.65% per annum.  The swap agreement is a derivative financial instrument and we will determine and record the fair market value of the swap agreement each quarter.  This value will be recorded on the balance sheet of the Company and the amount of the unrealized gain or loss for each period will be recorded as other comprehensive income or loss.

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

Results of Operations

Net Sales.   For the three months ended June 30, 2011, net sales were $11,965,000 compared to net sales of $12,964,000 for the same period of 2010, a decrease of 7.7%.  For the quarters ended June 30, 2011 and 2010, net sales by product category were as follows:

	Three Months Ended
	June 30, 2011		June 30, 2010
Product Category	$ (000) Omitted	% of Net Sales	$ (000) Omitted	% of Net Sales
Metalized Balloons	5,578	47%	6,262	48%
Film Products	1,606	13%	1,905	15%
Pouches	1,707	14%	2,225	17%
Latex Balloons	2,725	23%	2,318	18%
Other	349	3%	254	2%
Total	11,965	100%	12,964	100%

For the six months ended June 30, 2011, net sales were $24,662,000 compared to net sales of $25,375,000 for the same period of 2010, a decrease of 2.8%.  For the six months ended June 30, 2011 and 2010, net sales by product category were as follows:

	Six Months Ended
	June 30, 2011		June 30, 2010
Product Category	$ (000) Omitted	% of Net Sales	$ (000) Omitted	% of Net Sales
Metalized Balloons	11,977	48%	12,167	48%
Film Products	3,350	14%	3,272	13%
Pouches	3,861	16%	5,266	21%
Latex Balloons	4,821	19%	4,145	16%
Helium/Other	653	3%	525	2%
Total	24,662	100%	25,375	100%

Metalized Balloons. During the three months ended June 30, 2011 revenues from the sale of metalized balloons decreased by 10.9% compared to the prior year period from $6,262,000 to $5,578,000.  During the six months ended June 30, 2011 revenues from the sale of metalized balloons decreased by 1.6% compared to the prior year period from $12,167,000 to $11,977,000.

Films. During the three months ended June 30, 2011 revenues from the sale of laminated film products decreased by 15.7% compared to the prior year period from $1,905,000 to $1,606,000.  During the six months ended June 30, 2011 revenues from the sale of laminated film products increased by 2.4% compared to the prior year period from $3,272,000 to $3,350,000.  Approximately 95% of the sales of laminated film products during the six months ended June 30, 2011 were to a principal customer.

Pouches. During the three months ended June 30, 2011 revenues from the sale of pouches decreased by 23.3% compared to the prior year period from $2,225,000 to $1,707,000.  During the six months ended June 30, 2011 revenues from the sale of pouches decreased by 26.7% compared to the prior year period from $5,266,000 to $3,861,000.  Most of this decrease was a result of a decrease in sales to a principal pouch customer.  Sales of pouch products to a principal customer decreased by $1,635,000 during the six months ended June 30, 2011 compared to the same period of 2010.  However, sales of pouch products to other customers increased by $230,000 in that same period.

Latex Balloons.  During the three months ended June 30, 2011 revenues from the sale of latex balloons increased by 17.6% compared to the prior year period from $2,318,000 to $2,725,000.  During the six months ended June 30, 2011 revenues from the sale of latex balloons increased by 16.3% compared to the prior year period from $4,145,000 to $4,821,000.  The increase is attributable to increased sales in Mexico by Flexo Universal, our subsidiary there, as well as increased sales to various customers in the United States.

Sales to a limited number of customers continue to represent a large percentage of our net sales.  The table below illustrates the impact on sales of our top three and ten customers for the three and six months ended June 30, 2011 and 2010.

	Three Months Ended		Six Months Ended
	% of Net Sales		% of Net Sales
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Top 3 Customers	50.2%	57.1%	52.1%	55.7%
Top 10 Customers	70.9%	71.8%	72.3%	71.9%

During the three months ended June 30, 2011, there were two customers whose purchases represented more than 10% of the Company’s consolidated net sales.  The sales to each of these customers for the three months ended June 30, 2011 were $3,549,000 or 29.7% and $1,563,000 or 13.1% of consolidated net sales, respectively.  Sales to the top three customers in the same period of 2010 were $4,169,000 or 32.2%, $1,740,000 or 13.4%, and $1,498,000 or 11.6% of consolidated net sales, respectively.  During the six months ended June 30, 2011, there were two customers whose purchases represented more than 10% of the Company’s consolidated net sales.  The sales to each of these customers for the six months ended June 30, 2011 were $7,433,000 or 30.1% and $3,196,000 or 13.0% of consolidated net sales, respectively.  Sales to the top three customers in the same period of 2010 were $7,323,000 or 28.9%, $2,958,000 or 11.7%, and $3,854,000 or 15.2% of consolidated net sales, respectively.  As of June 30, 2011, the total amount owed to the Company by these customers was $1,717,000 or 21.7%, $1,113,000 or 14.1%, and $150,000 or 1.9% of the Company’s consolidated accounts receivables, respectively.  The amounts owed at June 30, 2010 were $2,408,000 or 30.0%, $1,167,000 or 14.5%, and $839,000 or 10.4% of the Company’s consolidated net accounts receivables, respectively.

Cost of Sales.   During the three months ended June 30, 2011, the cost of sales represented 82.7% of net sales compared to 77.8% for the three months ended June 30, 2010.  During the six months ended June 30, 2011, the cost of sales represented 81.6% of net sales compared to 76.7% for the six months ended June 30, 2010.  During the second quarter of 2011, and to some degree during the entire first six months of the year, we experienced unusually high costs of goods in relation to our revenues, which had a significant negative effect on our income.  This increase in cost of goods is the result of a number of factors, including the following: (i) the cost of latex over the first six months of 2011 increased by 46.9% over the cost of latex we incurred during the first six months of 2010; while we have increased the selling price of our latex balloons to some degree, we have not been able to increase prices to the extent necessary to offset this significant increase in latex, with the result that our gross margin on latex balloons has declined materially compared to 2010; (ii) the cost of plastic sheeting and resin, which are principal raw materials for our foil balloon, pouch and laminated film products were, on average, 19% higher during the first six months of 2011 compared to the same period of 2010; we have not been able to offset this increase in raw materials cost, fully by price increases in our foil balloon, pouch and laminated film products, (iii) shipping and warehouse expenses we have paid have increased by 22% over shipping expenses we paid during the first six months of 2010; we incur shipping expenses in the purchase of raw materials and for the delivery of products to certain of our customers; we have not been able to offset fully these increased shipping expenses by increasing the prices of the products we sell.  We are endeavoring to respond to these increases in our cost of goods in several ways: (i) we are able to increase the selling prices of some of our products either because we have agreements which permit such increases based upon the increased cost of raw materials or as the market will bear price increases; we intend to pursue on going price increases as a means of improving our gross margin rate; (ii) during the latter part of 2010 and the first half of 2011, increases in the cost of certain raw materials were sudden and substantial; we believe that the pace of such increases may reduce and that the cost of certain raw materials will level or decline in future months, and (iii) we have embarked on programs designed to obtain certain raw materials on better terms and prices.

General and Administrative.   During the three months ended June 30, 2011, general and administrative expenses were $1,350,000 or 11.3% of net sales, compared to $1,308,000 or 10.1% of net sales for the same period in 2010.  During the six months ended June 30, 2011, general and administrative expenses were $2,680,000 or 10.9% of net sales, compared to $2,568,000 or 10.1% of net sales for the same period in 2010.  The increase in general and administrative expenses compared to the corresponding period of 2010, is attributable to an increase in administrative expenses incurred by CTI Balloons Limited, our United Kingdom subsidiary, and CTI Europe, our Germany subsidiary.

Selling.   During the three months ended June 30, 2011, selling expenses were $207,000 or 1.7% of net sales, compared to $218,000 or 1.7% of net sales for the same period in 2010.  During the six months ended June 30, 2011, selling expenses were $421,000 or 1.7% of net sales, compared to $559,000 or 2.2% of net sales for the same period in 2010.  The decrease in selling expenses compared to the corresponding period of 2010, is attributable to (i) a decrease in consulting expenses of $60,000 and (ii) a decrease in salaries of $33,000.

Advertising and Marketing.  During the three months ended June 30, 2011, advertising and marketing expenses were $364,000 or 3.0% of net sales for the period, compared to $457,000 or 3.5% of net sales for the same period of 2010.  During the six months ended June 30, 2011, advertising and marketing expenses were $692,000 or 2.8% of net sales for the period, compared to $941,000 or 3.7% of net sales for the same period of 2010.  The decrease in advertising and marketing expense is attributable to (i) a decrease in salaries of $32,000 and (ii) a decrease in servicing fees for in-store servicing of balloon inventories of $183,000.

Other Income (Expense).  During the three months ended June 30, 2011, the Company incurred net interest expense of $144,000, compared to net interest expense during the same period of 2010 in the amount of $296,000.  During the six months ended June 30, 2011, the Company incurred net interest expense of $283,000, compared to net interest expense during the same period of 2010 in the amount of $540,000.

For the three months ended June 30, 2011, the Company had a foreign currency transaction gain of $15,000 compared to a foreign currency transaction loss of $21,000 during the same period of 2010.  For the six months ended June 30, 2011, the Company had a foreign currency transaction gain of $26,000 compared to a foreign currency transaction loss of $35,000 during the same period of 2010.

Income Taxes.  For the three months ended June 30, 2011, the Company reported a consolidated income tax expense of $35,000, compared to a consolidated income tax benefit of $21,000 for the same period of 2010.  For the six months ended June 30, 2011, the Company reported a consolidated income tax expense of $241000, compared to a consolidated income tax expense of $95,000 for the same period of 2010.  For the three and six months ended June 30, 2011, this income tax provision was composed of provisions for United States income tax on the Company, income tax in Mexico of Flexo Universal, our Mexican subsidiary, income tax in the United Kingdom of CTI Balloons Limited, our United Kingdom subsidiary, and income tax in Germany of CTI Europe, our Germany subsidiary.

During the first half of 2010, the Company did not record an income tax expense in the United States with regard to its income by reason of the fact that the book tax expense in that quarter was offset by a reduction in the valuation allowance against the Company’s deferred tax assets, primarily operating loss carry forwards.  During 2010, the Company reduced the amount of this valuation allowance to zero with the result that, during the first half of 2011, and thereafter in periods in which the Company realizes net income in the United States, the book tax expense realized by the Company will not be fully offset by a reduction in the valuation allowance and the Company will be required to record book tax expense, which will affect net income of the Company.  As of June 30, 2011, the net operating loss carryforward balance of the Company is $1,514,000 so the Company will not be subject to income tax on income to such amount, but the Company will be required to record income tax expense in its statement of operations.

Net Income.  For the three months ended June 30, 2011, the Company had net income of $13,000 or $0.00 per share (basic and diluted), compared to net income of $607,000 for the same period of 2010 or $0.21 per share (basic) and $0.20 per share (diluted).  For the six months ended June 30, 2011, the Company had net income of $310,000 or $0.10 per share (basic and diluted), compared to net income of $1,206,000 for the same period of 2010 or $0.43 per share (basic) and $0.42 per share (diluted).  The change in net income for the three and six month periods ended June 30, 2011 is attributable principally to the reduction in gross margin experienced during these periods.

Financial Condition, Liquidity and Capital Resources

Cash Flow Items.

Operating Activities.  During the six months ended June 30, 2011, net cash provided by operations was $1,074,000, compared to net cash provided by operations during the six months ended June 30, 2010 of $2,611,000.

Significant changes in working capital items during the six months ended June 30, 2011 consisted of (i) a decrease in accounts receivable of $763,000, (ii) an increase in inventories of $1,209,000, (iii) depreciation and amortization in the amount of $925,000, (iv) an increase in trade payables of $678,000, (v) a decrease in accrued liabilities of $168,000, and  (vi) an increase of $374,000 in prepaid expenses and other assets.

Investing Activity.  During the six months ended June 30, 2011, cash used in investing activity for the purchase or improvement of equipment was $545,000, compared to $418,000 in the same period of 2010.

Financing Activities.  During the six months ended June 30, 2011, cash used in financing activities was $825,000 compared to cash used in financing activities for the same period of 2010 in the amount of $1,766,000.  During the six months ended June 30, 2011, financing activities included reduction of the balances on the Company’s revolving line of credit by $1,433,000 and payment of $438,000 on long-term debt obligations.

Liquidity and Capital Resources.  At June 30, 2011 the Company had cash balances of $494,000 compared to cash balances of $1,329,000 for the same period in 2010 and there was $1,977,000 available to advance under the Company’s revolving line of credit.

At June 30, 2011, the Company had a working capital balance of $5,669,000 compared to a working capital balance of $3,474,000 at December 31, 2010.

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

iii.	A term loan in the principal amount of $583,333 maturing in monthly principal installments of $58,333; and

iv.
An equipment loan commitment in the amount of up to $2,500,000 providing for loan advances from time to time until April 29, 2012 based upon 100% of the purchase price of equipment purchased, the loans to be amortized on a five year basis commencing April 29, 2011, the balance due on April 29, 2013.

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

Under the terms of the Credit Agreement, in order to obtain advances under the revolving line of credit and the equipment loan, the Company is required to meet various financial covenants including a senior leverage ratio, fixed charge coverage ratio and tangible net worth.  As of June 30, 2011, we were in compliance with these covenants.

The Credit Agreement provides that the outstanding balance of all loans under the agreement will bear interest with reference to a base rate or, at the option of the Company, with reference to an adjusted LIBOR.  At June 30, 2011, the effective rate on the outstanding loan balances was 3.75%.

Under the prior loan agreement with RBS Citizens N.A., we maintained swap agreements with respect to $6,780,000 of our loan balances with RBS Citizens.  These swap agreements were designated as a cash flow hedge to hedge the Company’s exposure to interest rate fluctuations on the Company’s floating rate loans.  These swap arrangements were derivative financial instruments with respect to which we determined and recorded the fair market value each quarter.  We recorded the fair market value of these contracts in the balance sheet, with an offset to other comprehensive loss.  On April 29, 2010, at the time of the closing of the Credit Agreement with Harris, these swap agreements were terminated, and we paid to the counterparty under the agreements the then fair market value of the swap agreements which was $146,000.  As of June 30, 2011, the Company did not maintain any swap agreements with respect to its outstanding loans which were in effect.

On July 1, 2011, we entered into a swap agreement with BMO Capital Markets with respect to $6,780,000 of our loan balances with Harris.  This swap agreement is designated as a cash flow hedge to hedge the Company’s exposure to interest rate fluctuations on the Company’s floating rate loans.  The swap agreement has the effect of fixing the interest rate on the loan balances covered by the swap at 4.65% per annum.  The swap agreement is a derivative financial instrument and we will determine and record the fair market value of the swap agreement each quarter.  This value will be recorded on the balance sheet of the Company and the amount of the unrealized gain or loss for each period will be recorded as other comprehensive income or loss.

Seasonality

In recent years, sales in the metalized balloon product line have historically been seasonal with approximately 40% occurring in the period from December through March and 24% being generated in the period from July through October. The sale of latex balloons and laminated film products have not historically been seasonal.

Critical Accounting Policies

Please see pages 23-24 of our Annual Report on Form 10-K for the year ended December 31, 2010 for a description of policies that are critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. No material changes to such information have occurred during the three and six months ended June 30, 2011.

New Accounting Pronouncements

See “New Accounting Pronouncements” in Note 1 to the Notes to Unaudited Condensed Consolidated Financial Statements which is here incorporated by reference.

Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures:

Our Principal Executive Officer and Principal Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2011.  Based on such review and evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were adequate and effective to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 (a) is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and (b) is accumulated and communicated to the Company’s management, including the officers, as appropriate to allow timely decisions regarding required disclosure.

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

Reference made to Company’s Report on Form 8-K dated June 7, 2011.

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

3.2	By-laws of CTI Industries Corporation (incorporated by reference to Exhibits, contained in Registrant’s Form SB-2 Registration Statement (File No. 333-31969) effective November 5, 1997)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101	Interactive Data Files, including the following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements.

*	Also incorporated by reference the Exhibits filed as part of the SB-2 Registration Statement of the Registrant, effective November 5, 1997, and subsequent periodic filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CTI INDUSTRIES CORPORATION

Dated: August 15, 2011	By:	/s/ Howard W. Schwan
Howard W. Schwan, President and
Chief Executive Officer

	By:	/s/ Stephen M. Merrick
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

101
Interactive Data Files, including the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements.