Form 10-Q
period 2011-09-30
CTI INDUSTRIES CORP
filed 2011-11-15
CIK 1042187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.   20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

The number of shares outstanding of the Registrant’s common stock as of November 1, 2011 was 3,138,848.

INDEX

PART I – FINANCIAL INFORMATION

Item No. 1	Financial Statements
	Condensed Consolidated Interim Balance Sheet at September 30, 2011 (unaudited) and December 31, 2010	3
	Condensed Consolidated Interim Statements of Income (unaudited) for the three and nine months ended September 30, 2011 and September 30, 2010	4
	Condensed Consolidated Interim Statements of Cash Flows (unaudited) for the three and nine months ended September 30, 2011 and September 30, 2010	5
	Condensed Consolidated Interim Earnings per Share (unaudited) for the three and nine months ended September 30, 2011 and September 30, 2010	6
	Notes to Condensed Consolidated Financial Statements (unaudited)	7
Item No. 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item No. 3	Quantitative and Qualitative Disclosures Regarding Market Risk	23
Item No. 4	Controls and Procedures	23

PART II – OTHER INFORMATION

Item No. 1	Legal Proceedings	24
Item No. 1A	Risk Factors	24
Item No. 2	Unregistered Sales of Equity Securities and Use of Proceeds	24
Item No. 3	Defaults Upon Senior Securities	24
Item No. 4	Submission of Matters to a Vote of Security Holders	24
Item No. 5	Other Information	24
Item No. 6	Exhibits	24
	Signatures	26
	Exhibit 31.1
	Exhibit 31.2
	Exhibit 32

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

CTI Industries Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

	September 30, 2011	December 31, 2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents (VIE $10,000 and $38,000, respectively)	$437,637	$761,874
Accounts receivable, (less allowance for doubtful accounts of $65,000 and $59,000, respectively)	7,251,044	8,533,626
Inventories, net	12,620,865	10,368,037
Net deferred income tax asset	763,941	750,485
Prepaid expenses and other current assets	1,594,491	1,012,067

Total current assets	22,667,978	21,426,089

Property, plant and equipment:
Machinery and equipment	23,724,146	22,900,460
Building	3,291,999	3,260,201
Office furniture and equipment	2,803,392	2,718,425
Intellectual property	432,070	345,092
Land	250,000	250,000
Leasehold improvements	422,843	443,630
Fixtures and equipment at customer locations	2,632,689	2,629,902
Projects under construction (VIE $569,000 and $587,000, respectively)	1,142,715	1,601,682
	34,699,854	34,149,392
Less : accumulated depreciation and amortization	(25,709,270)	(24,489,624)

Total property, plant and equipment, net	8,990,584	9,659,768

Other assets:
Deferred financing costs, net	50,690	63,634
Goodwill	1,033,077	1,033,077
Net deferred income tax asset	448,239	360,830
Other assets (due from related party $73,000 and $213,000, respectively)	184,678	317,990

Total other assets	1,716,684	1,775,531

TOTAL ASSETS	$33,375,246	$32,861,388
LIABILITIES AND EQUITY
Current liabilities:
Checks written in excess of bank balance	$1,211,720	$692,141
Trade payables (VIE $24,000 and $58,000, respectively)	4,559,565	4,307,358
Line of credit (VIE $0 and $700,000, respectively)	7,605,576	8,225,900
Notes payable - current portion	274,446	276,667
Notes payable - officers, current portion, net of debt discount of $0 and $5,000	1,424,923	1,410,807
Capital lease - current portion	3,838	5,117
Notes Payable Affiliates - current portion	6,742	6,754
Accrued liabilities	2,568,693	3,027,298

Total current liabilities	17,655,503	17,952,042

Long-term liabilities:
Notes Payable - Affiliates	143,358	155,648
Notes payable, net of current portion	3,825,467	2,611,127
Capital Lease	-	2,559
Notes payable - officers, subordinated, net of debt discount of $0 and $0	91,745	360,351
Total long-term liabilities	4,060,570	3,129,685

Equity:
CTI Industries Corporation stockholders' equity:
Preferred Stock -- no par value 2,000,000 shares authorized 0 shares issued and outstanding	-	-
Common stock - no par value, 5,000,000 shares authorized, 3,210,975 and 3,209,475 shares issued and 3,318,848 and 3,137,348 outstanding, respectively	13,400,490	13,394,940
Paid-in-capital	922,147	817,138
Dividends	(158,381)	(314,441)
Accumulated deficit	(365,069)	(379,210)
Accumulated other comprehensive loss	(1,916,380)	(1,592,798)
Less: Treasury stock, 72,127 shares and 72,127 shares	(141,289)	(141,289)

Total CTI Industries Corporation stockholders' equity	11,741,518	11,784,340

Noncontrolling interest	(82,345)	(4,679)

Total Equity	11,659,173	11,779,661

TOTAL LIABILITIES AND EQUITY	$33,375,246	$32,861,388

See accompanying notes to condensed consolidated unaudited financial statements

CTI Industries Corporation and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010

Net Sales	$11,730,972	$10,962,272	$36,393,391	$36,337,241

Cost of Sales	9,461,457	8,713,084	29,583,262	28,170,431

Gross profit	2,269,515	2,249,188	6,810,129	8,166,810

Operating expenses:
General and administrative	1,295,317	1,239,070	3,974,997	3,807,519
Selling	233,756	112,509	654,531	671,329
Advertising and marketing	416,916	388,887	1,108,932	1,329,524

Total operating expenses	1,945,989	1,740,466	5,738,460	5,808,372

Income from operations	323,526	508,722	1,071,669	2,358,438

Other (expense) income:
Interest expense	(326,177)	(163,835)	(615,370)	(712,896)
Interest income	7,576	4,497	13,528	13,090
Foreign currency gain (loss)	8,630	(2,660)	34,896	(37,348)

Total other expense, net	(309,971)	(161,998)	(566,946)	(737,154)

Net Income before taxes	13,555	346,724	504,723	1,621,284

Income tax expense	12,907	112,939	253,807	208,262

Net Income	648	233,785	250,916	1,413,022

Less: Net loss attributable to noncontrolling interest	(17,471)	(9,543)	(77,666)	(35,916)

Net income attributable to CTI Industries Corporation	$18,119	$243,328	$328,582	$1,448,938

Other Comprehensive Income
Unrealized gain on derivative instruments; adjustment to accumulated balance on swap termination	$-	$-	$-	$188,615
Foreign currency adjustment	$(718,290)	$275,687	$(323,582)	$204,462
Comprehensive income	$(700,171)	$519,015	$5,000	$1,842,015

Basic income per common share	$0.01	$0.08	$0.10	$0.49

Diluted income per common share	$0.01	$0.08	$0.10	$0.49

Dividends per share	$0.05	$-	$0.05	$0.05

Weighted average number of shares and equivalent shares of common stock outstanding:
Basic	3,138,848	3,120,568	3,138,181	2,930,748

Diluted	3,178,444	3,201,064	3,187,871	2,985,697

See accompanying notes to condensed consolidated unaudited financial statements

CTI Industries Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended September 30,
	2011	2010

Cash flows from operating activities:
Net income	$250,916	$1,413,022
Adjustment to reconcile net income to cash (used in) provided by operating activities:
Depreciation and amortization	1,383,459	1,561,263
Amortization of debt discount	5,042	82,909
Change in value of swap agreement	158,090	-
Stock based compensation	105,009	116,142
Provision for losses on accounts receivable	9,001	14,354
Provision for losses on inventories	61,465	11,083
Deferred income taxes	(100,865)	178,262
Change in assets and liabilities:
Accounts receivable	1,044,070	(137,177)
Inventories	(2,533,593)	(790,620)
Prepaid expenses and other assets	(539,135)	(79,153)
Trade payables	368,200	255,532
Accrued liabilities	(455,233)	298,232

Net cash (used in) provided by operating activities	(243,574)	2,923,849

Cash used in investing activities - purchases of property, plant and equipment	(796,222)	(848,143)

Net cash used in investing activities	(796,222)	(848,143)

Cash flows from financing activities:
Change in checks written in excess of bank balance	523,414	(445,792)
Net change in revolving line of credit	99,055	(55,935)
Proceeds from issuance of long-term debt	730,615	-
Repayment of long-term debt (related parties $268,000and $413,000)	(481,233)	(1,491,607)
Proceeds from exercise of stock options and warrants	5,550	79,647
Cash received from investment in subsidiary	-	42,300
Dividends paid	(158,381)	(156,135)
Cash paid for deferred financing fees	(7,510)	(244,726)

Net cash provided by (used in) financing activities	711,510	(2,272,248)

Effect of exchange rate changes on cash	4,049	8,289

Net decrease in cash and cash equivalents	(324,237)	(188,253)

Cash and cash equivalents at beginning of period	761,874	870,446

Cash and cash equivalents at end of period	$437,637	$682,193

Supplemental disclosure of cash flow information:
Cash payments for interest	$397,218	$605,785

Cash payments for taxes	$42,250	$30,000

Supplemental Disclosure of non-cash investing and financing activity
Exercise of Warrants by Payment of Subordinated Debt	$-	$1,027,000

Exercise of Options and Warrants by Surrender of Shares	$-	$227,736

Property, Plant & Equipment acquisitions funded by liabilities	$43,524	$43,296

Reclassification of line of credit to long-term debt	$700,000	$-

See accompanying notes to condensed consolidated unaudited financial statements

CTI Industries Corporation and Subsidiaries
Condensed Consolidated Earnings per Share (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Basic
Average shares outstanding:
Weighted average number of common shares outstanding	3,138,848	3,120,568	3,138,181	2,930,748

Net income:
Net income attributable to CTI Industries Corporation	$18,119	$243,328	$328,582	$1,448,938

Per share amount	$0.01	$0.08	$0.10	$0.49

Diluted
Average shares outstanding:
Weighted average number of common shares outstanding	3,138,848	3,120,568	3,138,181	2,930,748

Effect of dilutive shares	39,596	80,496	49,690	54,949

Weighted average number of shares and equivalent shares of common stock outstanding	3,178,444	3,201,064	3,187,871	2,985,697

Net income:
Net income attributable to CTI Industries Corporation	$18,119	$243,328	$328,582	$1,448,938

Per share amount	$0.01	$0.08	$0.10	$0.49

See accompanying notes to condensed consolidated unaudited financial statements

CTI Industries Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 - Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited but in the opinion of management contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the consolidated financial position and the consolidated results of operations and consolidated cash flows for the periods presented in conformity with generally accepted accounting principles for interim consolidated financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011.  It is suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2010.

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

Variable Interest Entities (“VIE’s”):

The determination of whether or not to consolidate a variable interest entity under U.S. GAAP requires a significant amount of judgment concerning the degree of control over an entity by its holders of variable interest.  To make these judgments, management has conducted an analysis of the relationship of the holders of variable interest to each other, the design of the entity, the expected operations of the entity, which holder of variable interests is most “closely associated” to the entity and which holder of variable interests is the primary beneficiary required to consolidate the entity.  Upon the occurrence of certain events, management reviews and reconsiders its previous conclusion regarding the status of an entity as a variable interest entity. Upon the adoption of amended accounting guidance applicable to variable interest entities on January 1, 2010, management continually reconsiders whether we are deemed to be a variable interest entity’s primary beneficiary who consolidates such entity.  There are two entities that have been consolidated as variable interest entities.

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

As of September 30, 2011 and 2010, shares to be issued upon the exercise of options aggregated 205,000 and 158,905, respectively.  The number of anti-dilutive shares (not included in the determination of earnings on a diluted basis) for the three and nine months ended September 30, 2011 were 124,000 and 81,500, respectively, all of which were represented by options.  The number of anti-dilutive shares (not included in the determination of earnings on a diluted basis) for the three and nine months ended September 30, 2010 were 0 and 14,000, respectively, all of which were represented by options.

New Accounting Pronouncements:

The Company’s significant accounting policies are summarized in Note 2 of the Company’s consolidated financial statements for the year ended December 31, 2010.  There were no significant changes to these accounting policies during the three and nine months ended September 30, 2011.

In June 2011, the Financial Accounting Standards Board (FASB) issued an amendment on the presentation of other comprehensive income.  Under this amendment, entities will be required to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or two separate but consecutive statements.  The current option to report other comprehensive income and its components in the statement of changes in equity has been eliminated.  This amendment will be effective for the Company on January 1, 2012, and retrospective application is required.  The Company does not anticipate that this amendment will have a material impact on its financial statements.

In May 2011, the FASB issued amended guidance on fair value measurement and related disclosures.  The new guidance clarified the concepts applicable for fair value measurement of non-financial assets and requires the disclosure of quantitative information about the unobservable inputs used in a fair value measurement.  This guidance will be effective for the Company on January 1, 2012, and will be applied prospectively.  The Company does not anticipate that this amendment will have a material impact on its financial statements.

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

The Company’s net income for the three months ended September 30, 2011 and 2010 includes approximately $34,000 and $35,000, respectively of compensation costs related to share based payments.  The Company’s net income for the nine months ended September 30, 2011 and 2010 includes approximately $104,000 and $116,000, respectively of compensation costs related to share based payments.  As of September 30, 2011 there is $227,000 of unrecognized compensation expense related to non-vested stock option grants and stock grants.  We expect approximately $30,000 to be recognized over the remainder of 2011, $88,000 to be recognized during 2012, and $59,000 to be recognized during 2013, $41,000 to be recognized during 2014 and $9,000 to be recognized during 2015.

As of September 30, 2011, the Company had four stock-based compensation plans pursuant to which stock options were, or may be, granted.  The Plans provide for the award of options, which may either be incentive stock options (“ISOs”) within the meaning of Section 422A of the Internal Revenue Code of 1986, as amended (the “Code”) or non-qualified options (“NQOs”) which are not subject to special tax treatment under the Code as well as for stock grants.

On April 12, 2001, the Board of Directors approved for adoption, effective December 27, 2001, the 2001 Stock Option Plan (“2001 Plan”).  The 2001 Plan authorizes the grant of options to purchase up to an aggregate of 119,050, shares of the Company’s Common Stock.  As of September 30, 2011, 139,958 shares have been granted and were fully vested at the time of grant.  Options to purchase 7,500 remain outstanding.

On April 24, 2002, the Board of Directors approved for adoption, effective October 12, 2002, the 2002 Stock Option Plan (“2002 Plan”).  The 2002 Plan authorizes the grant of options to purchase up to an aggregate of 142,860 shares of the Company’s Common Stock. As of September 30, 2011, 123,430 shares have been granted and were fully vested at the time of grant, 27,500 remain outstanding.

On April 30, 2007, the Board of Directors approved for adoption, effective October 1, 2007, the 2007 Stock Option Plan (“2007 Plan”).  The 2007 Plan authorizes the grant of options to purchase up to an aggregate of 150,000 shares of the Company’s Common Stock.  As of September 30, 2011, 165,750 options had been granted and 88,500 remain outstanding.

On April 10, 2009, the Board of Directors approved for adoption, and on June 5, 2009, the shareholders of the Corporation approved, a 2009 Stock Incentive Plan (“2009 Plan”).  The 2009 Plan authorizes the issuance of up to 250,000 shares of stock or options to purchase stock of the Company.  As of September 30, 2011, 82,000 options had been granted and 81,500 remain outstanding.

A summary of the Company’s stock option activity and related information is as follows:

			Weighted
	Shares	Weighted	Average	Aggregate
	under	Avgerage	Contractual	Intrinsic
	Option	Exercise Price	Life	Value
Balance at December 31, 2010	202,750	$4.28
Granted	8,000	$5.96
Cancelled	(4,250)	$6.12
Exercised	(1,500)	$3.70
Outstanding at September 30, 2011	205,000	$4.31	2.70	$155,536

Exercisable at September 30, 2011	106,875	$3.30	1.70	$117,772

A summary of the Company’s stock option activity by grant date as of September 30, 2011 is as follows:

Options by	Options Outstanding				Options Vested
Grant Date	Shares	Wtd Avg	Remain. Life	Intrinsic Val	Shares	Wtd Avg	Remain. Life	Intrinsic Val
Dec 2005	35,000	$2.88	4.3	$46,200	35,000	$2.88	4.3	$46,200
Oct 2007	40,000	$4.71	0.0	$-	40,000	$4.71	0.0	$-
Oct 2008	2,500	$4.97	1.0	$-	1,875	$4.97	1.0	$-
Nov 2008	46,000	$1.82	1.1	$109,336	30,000	$1.81	1.1	$71,572
Dec 2010	73,500	$6.13	4.3	$-	-	$-	-	$-
Jan 2011	8,000	$5.96	4.3	$-	-	$-	-	$-
TOTAL	205,000	$4.31	2.7	$155,536	106,875	$3.30	1.7	$117,772

The aggregate intrinsic value in the tables above represents the total pre-tax intrinsic value (the difference between the closing price of the Company’s common stock on the last trading day of the quarter ended September 30, 2011 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all the holders exercised their options on September 30, 2011.

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

Note 4 - Other Comprehensive Loss

In the three and nine months ended September 30, 2011 the company incurred comprehensive losses of $718,000 and of $323,000, respectively, all from foreign currency translation adjustments.

The following table sets forth the accumulated balance of other comprehensive loss and each component.

	Foreign Currency Items	Unrealized Gains (Loss) on Derivatives	Accumulated Other Comprehensive (Loss)
Beginning balance as of January 1, 2011	$(1,593,000)	$-	$(1,593,000)

Current period change, net of tax	(323,000)	-	(323,000)

Ending Balance as of September 30, 2011	$(1,916,000)	$-	$(1,916,000)

For the three and nine months ended September 30, 2011 no tax benefit for foreign currency translation adjustments has been recorded as such amounts would result in a deferred tax asset.

Note 5 - Inventories, Net

	September 30, 2011	December 31, 2010
Raw materials	$3,328,000	$2,588,000
Work in process	1,103,000	685,000
Finished goods	8,627,000	7,471,000
Allowance for excess quantities	(437,000)	(376,000)
Total inventories	$12,621,000	$10,368,000

Note 6 - Geographic Segment Data

The Company has determined that it operates primarily in one business segment which designs, manufactures and distributes film products for use in packaging and novelty balloon products. The Company operates in foreign and domestic regions. Information about the Company's operations by geographic areas is as follows:

	Net Sales to Outside Customers		Net Sales to Outside Customers
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
United States	$8,545,000	$7,859,000	$26,695,000	$27,558,000
Europe (Excluding UK)	124,000	31,000	326,000	61,000
Mexico	2,778,000	2,394,000	7,842,000	6,457,000
United Kingdom (UK)	284,000	678,000	1,530,000	2,261,000
	$11,731,000	$10,962,000	$36,393,000	$36,337,000

			Total Assets at
			September 30,	December 31,
			2011	2010
United States			$24,855,000	$24,711,000
Europe (Excluding UK)			594,000	220,000
Mexico			7,260,000	6,953,000
United Kingdom (UK)			666,000	977,000
			$33,375,000	$32,861,000

Note 7 - Concentration of Credit Risk

Concentration of credit risk with respect to trade accounts receivable is generally limited due to the number of entities comprising the Company's customer base. The Company performs ongoing credit evaluations and provides an allowance for potential credit losses against the portion of accounts receivable which is estimated to be uncollectible. Such losses have historically been within management's expectations.  During the three and nine months ended September 30, 2011, there were three and two customers, respectively whose purchases represented more than 10% of the Company’s consolidated net sales.  During the three and nine months ended September 30, 2010, there were two and three customers, respectively whose purchases represented more than 10% of the Company’s consolidated net sales.  Sales to the top three customers for the three and nine months ended September 30, 2011 and 2010 are as follows:

	Three Months Ended		Three Months Ended
	September 30, 2011		September 30, 2010
Customer	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Customer A	$2,839,000	24.2%	$2,250,000	20.5%
Customer B	$1,640,000	14.0%	$2,347,000	21.4%
Customer C	$1,204,000	10.3%	$721,000	6.6%

	Nine Months Ended		Nine Months Ended
	September 30, 2011		September 30, 2010
Customer	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Customer A	$10,272,000	28.2%	$9,573,000	26.3%
Customer B	$4,836,000	13.3%	$5,305,000	14.6%
Customer C	$3,422,000	9.4%	$4,575,000	12.6%

As of September 30, 2011, the total amount owed to the Company by these customers was $1,552,000 or 21.4% and $1,082,000 or 14.9% of the Company’s consolidated accounts receivables, respectively.  There was nothing owed to the Company by the third customer as of September 30, 2011.  The amounts owed at September 30, 2010 were $1,750,000 or 23.1%, $1,256,000 or 16.6%, and $288,000 or 3.8% of the Company’s consolidated net accounts receivables, respectively.

Note 8 - Related Party Transactions

Stephen M. Merrick, Executive Vice President, Secretary and a Director of the Company, is of counsel to the law firm of Vanasco Genelly and Miller PC which provides legal services to the Company. Legal fees paid by the Company with this firm for the three months ended September 30, 2011 and 2010, respectively, were $14,000 and $28,000.  Legal fees paid by the Company with this firm for the nine months ended September 30, 2011 and 2010, respectively, were $100,000 and $112,000.

John H. Schwan, Chairman of the Company, is a principal of Shamrock Specialty Packaging and affiliated companies.  The Company made payments for packaging materials, rent and temporary employees supplied by Shamrock of approximately $643,000 during the three months ended September 30, 2011 and $598,000 during the three months ended September 30, 2010.  The Company made payments for packaging materials, rent and temporary employees supplied by Shamrock of approximately $1,694,000 during the nine months ended September 30, 2011 and $1,586,000 during the nine months ended September 30, 2010.  At September 30, 2011 and 2010, outstanding accounts payable balances were $330,000 and $301,000, respectively.

Interest payments have been made to John H. Schwan and Stephen M. Merrick for loans made to the Company.  During the three months ended September 30, 2011 these interest payments totaled $25,000 and $1,000, respectively.  For the three months ended September 30, 2010 these interest payments totaled $33,000 and $9,000, respectively.  During the nine months ended September 30, 2011 these interest payments totaled $79,000 and $7,000, respectively.  During the nine months ended September 30, 2010 these interest payments totaled $113,000 and $41,000, respectively.

On July 1, 2011, Flexo Universal, S.A. de C.V. (“Flexo”) entered into a lease agreement with Venture Leasing S.A. de R.L. (“Venture Leasing Mexico”) for the lease of balloon production equipment financed and owned by Venture Leasing Mexico and used by Flexo for the production of latex balloons.  Venture Leasing Mexico is wholly owned by entities owned by John H. Schwan, Chairman of the Company and Stephen M. Merrick, Chief Financial Officer of the Company.  Venture Leasing Mexico and Venture Leasing L.L.C., also owned by entities owned by Mr. Schwan and Mr. Merrick are deemed variable interest entities and are consolidated with the accounts of the Company. During the three months ended September 30, 2011, Flexo made lease payments to Venture Leasing Mexico totaling $39,000.

Note 9 - Derivative Instruments; Fair Value

The following table represents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2011, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

	Amount as of
Description	9/30/2011	Level 1	Level 2	Level 3

Interest Rate Swap 2011	$158,000		$158,000
	$158,000		$158,000

The Company is exposed to certain market risks including the effect of changes in interest rates.  The Company uses derivative instruments to manage financial exposures that occur in the normal course of business.  It does not hold or issue derivatives for speculative trading purposes.  The Company is exposed to non-performance risk from the counterparties in its derivative instruments.  This risk would be limited to any unrealized gains on current positions.  To help mitigate this risk, the Company transacts only with counterparties that are rated as investment grade or higher and all counterparties are monitored on a continuous basis.  The fair value of the Company’s derivatives reflects this credit risk.

On July 1, 2011, we entered into a swap agreement with BMO Capital Markets with respect to $6,780,000 of our loan balances with Harris.  This swap agreement is designated as a cash flow hedge to hedge the Company’s exposure to interest rate fluctuations on the Company’s floating rate loans.  The swap agreement has the effect of fixing the interest rate on the loan balances covered by the swap at 4.65% per annum.  The swap agreement is a derivative financial instrument and we will determine and record the fair market value of the swap agreement each quarter.  This value will be recorded on the balance sheet of the Company and the amount of the unrealized gain or loss for each period will be recorded as interest income or expense.

Fair Values of Derivative Instruments in the Statement of Financial Position

		Liability Derivatives
As of	September 30	2011		2010
	Derivatives not designated as hedging instruments under Statement 133	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	Interest Rate Contracts	Other Liabilities	$158,000	Other Liabilities	$-

The Effect of Derivative Instruments on the Statement of Financial Performance

for the 3 month
period ending	September 30	2011			2010
	Derivatives not Designated as Hedging Instruments under Statement 133	Location of Gain (Loss) Recognized in Income on Derivative		Amount of Gain (Loss) Recognized in Income on Derivative	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
	Interest Rate Contracts	Interest Income/ (Expense)	*	$(179,000)	Interest Income/ (Expense)	$-

for the 9 month
period ending	September 30	2011		2010
	Derivatives not Designated as Hedging Instruments under Statement 133	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative	Location of Gain (Loss) Recognized in Income on Derivative		Amount of Gain (Loss) Recognized in Income on Derivative
	Interest Rate Contracts	Interest Income/ (Expense)	$(179,000)	Interest Income/ (Expense)	**	$(138,000)

*        Includes interest of $21,000 associated with variances between fixed and variable rates.
**     Designated as a cash flow hedge.

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

Results of Operations

Net Sales.   For the three months ended September 30, 2011, net sales were $11,731,000 compared to net sales of $10,962,000 for the same period of 2010, an increase of 7.0%.  For the quarters ended September 30, 2011 and 2010, net sales by product category were as follows:

	Three Months Ended
	September 30, 2011		September 30, 2010
	$	% of	$	% of
Product Category	(000) Omitted	Net Sales	(000) Omitted	Net Sales

Metalized Balloons	4,173	36%	4,204	38%

Film Products	1,907	16%	2,538	23%

Pouches	2,424	21%	1,431	13%

Latex Balloons	2,961	25%	2,523	23%

Helium/Other	266	2%	266	3%

Total	11,731	100%	10,962	100%

For the nine months ended September 30, 2011, net sales were $36,393,000 compared to net sales of $36,377,000 for the same period of 2010, an increase of 0.2%.  For the nine months ended September 30, 2011 and 2010, net sales by product category were as follows:

	Nine Months Ended
	September 30, 2011		September 30, 2010
	$	% of	$	% of
Product Category	(000) Omitted	Net Sales	(000) Omitted	Net Sales

Metalized Balloons	16,150	44%	16,370	45%

Film Products	5,258	15%	5,811	16%

Pouches	6,284	17%	6,697	19%

Latex Balloons	7,782	21%	6,668	18%

Helium/Other	919	3%	791	2%

Total	36,393	100%	36,337	100%

Metalized Balloons. During the three months ended September 30, 2011 revenues from the sale of metalized balloons decreased by 0.7% compared to the prior year period from $4,204,000 to $4,173,000.  During the nine months ended September 30, 2011 revenues from the sale of metalized balloons decreased by 1.3% compared to the prior year period from $16,370,000 to $16,150,000.  For both the third quarter and the nine months, sales to our largest customer for metalized balloons, Dollar Tree Stores, increased over 2010 sales levels.  Sales to Dollar Tree Stores were $2,839,000 in the third quarter 2011 compared to $2,250,000 for the third quarter 2010, and were $10,272,000 for the nine months this year compared to $9,573,000 for the same period last year.  Sales of metalized balloons to other customers declined in these periods.  For the third quarter this year, sales of metalized balloons to other customers were $1,334,000 compared to $1,954,000 for the same period last year, and for the nine months, sales to other customers were $5,878,000 compared to $6,797,000 for the same period last year.  This decline is attributable in significant part to a decline in sales of metalized balloons in the United Kingdom during 2011 arising from the loss of a customer there.  In the United States, sales to other customers for the nine months of 2011 were $3,940,000 compared to $4,000,000 for the same period of 2010.  In Europe, although sales levels are still small, sales of metalized balloons have increased substantially over 2010 levels (which was our first year of operation there).

Films. During the three months ended September 30, 2011 revenues from the sale of laminated film products decreased by 24.9% compared to the prior year period from $2,538,000 to $1,907,000.  During the nine months ended September 30, 2011 revenues from the sale of laminated film products decreased by 9.5% compared to the prior year period from $5,811,000 to $5,258,000.  Approximately 92.0% of the sales of laminated film products during the nine months ended September 30, 2011 were to a principal customer.

Pouches. During the three months ended September 30, 2011 revenues from the sale of pouches increased by 69.4% compared to the prior year period from $1,431,000 to $2,424,000.  During the nine months ended September 30, 2011 revenues from the sale of pouches decreased by 6.2% compared to the prior year period from $6,697,000 to $6,284,000.  Virtually all of our pouch sales in 2010 and 2011 have been of vacuumable pouches in two categories:  (i) zippered and (ii) open-top or rolls.  For the third quarter and nine month periods, sales of pouch products in these categories have been as follows:

	Three Months Ended		Nine Months Ended
Pouches	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010

Zippered	1,326,000	911,000	3,788,000	5,830,000

Open-Top or Rolls	1,098,000	520,000	2,496,000	867,000

Total	2,424,000	1,431,000	6,284,000	6,697,000

Most of our sales of zippered pouches have been of branded products to a principal customer, although we have had limited sales of our ZipVac® pouch line as well.  During 2010, we introduced a line of open-top pouches and rolls, for use with existing vacuum sealing machines.  As indicated in the chart, we have experienced increasing levels of sales of that product line during 2011.

Latex Balloons.  During the three months ended September 30, 2011 revenues from the sale of latex balloons increased by 17.4% compared to the prior year period from $2,523,000 to $2,961,000.  During the nine months ended September 30, 2011 revenues from the sale of latex balloons increased by 16.7% compared to the prior year period from $6,668,000 to $7,782,000.  The increase is attributable to increased sales in Mexico by Flexo Universal, our subsidiary there, as well as increased sales to various customers in the United States.

Sales to a limited number of customers continue to represent a large percentage of our net sales.  The table below illustrates the impact on sales of our top three and ten customers for the three and nine months ended September 30, 2011 and 2010.

	Three Months Ended		Nine Months Ended
	% of Net Sales		% of Net Sales
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010

Top 3 Customers	48.4%	48.5%	50.9%	53.5%

Top 10 Customers	72.7%	67.7%	70.9%	70.1%

During the three months ended September 30, 2011, there were three customers whose purchases represented more than 10% of the Company’s consolidated net sales.  The sales to each of these customers for the three months ended September 30, 2011 were $2,839,000 or 24.2%, $1,640,000 or 14.0% and $1,204,000 or 10.3% of consolidated net sales, respectively.  Sales to the top three customers in the same period of 2010 were $2,250,000 or 20.5%, $2,347,000 or 21.4%, and $721,000 or 6.6% of consolidated net sales, respectively.  During the nine months ended September 30, 2011, there were two customers whose purchases represented more than 10% of the Company’s consolidated net sales.  Sales to the top three customers for the nine months ended September 30, 2011 were $10,272,000 or 28.2%, $4,836,000 or 13.3% and $3,422,000 or 9.4% of consolidated net sales, respectively.  Sales to the top three customers in the same period of 2010 were $9,573,000 or 26.3%, $5,305,000 or 14.6%, and $4,575,000 or 12.6% of consolidated net sales, respectively.  As of September 30, 2011, the total amount owed to the Company by these customers was $1,552,000 or 21.4% and $1,082,000 or 14.9% of the Company’s consolidated net accounts receivables, respectively.  There was nothing owed to the Company by the third customer as of September 30, 2011.  The amounts owed at September 30, 2010 were $1,750,000 or 23.1%, $1,256,000 or 16.6%, and $288,000 or 3.8% of the Company’s consolidated net accounts receivables, respectively.

Cost of Sales.   During the three months ended September 30, 2011, the cost of sales represented 80.7% of net sales compared to 79.5% for the three months ended September 30, 2010.  During the nine months ended September 30, 2011, the cost of sales represented 81.3% of net sales compared to 77.5% for the nine months ended September 30, 2010.  During 2011 to date, we have experienced increasing and unusually high costs of goods in relation to our revenues, which have had a significant negative effect on our income despite the fact that our sales in 2011 to date have continued at 2010 levels.  This increase in cost of goods is the result of a number of factors, including the following:  (i) the cost of latex over the first nine months of 2011 increased by approximately 28.8% over the cost of latex we incurred during the first nine months of 2010; while we have increased the selling prices of our latex balloons to some degree during 2011, we have not been able to increase prices to the extent necessary to offset this significant increase in latex cost, with the result that our gross margin on latex balloons has declined materially compared to 2010; (ii) the cost of plastic sheeting and resin, which are principal raw materials for our metalized balloon, pouch and laminated film products were, on average, 19% higher during the first nine months of 2011 compared to the same period of 2010; we have not been able fully to offset this increase in raw materials cost by price increases in our metalized balloon, pouch and laminated film products; (iii) shipping expenses we have paid during the first nine months of 2011 have increased by 28.3% over shipping expenses we incurred during the first nine months of 2010; we incur shipping expenses in the purchase of raw materials and for the delivery of products to certain customers; we have not been able fully to offset these increased shipping expenses by increasing the prices of the products we sell.  We are endeavoring to respond to these increases in our costs of goods in several ways: (i) we are able to increase the selling prices of some of our products either because we have agreements which permit such increases based upon the increased cost of raw materials or as the market will bear price increases; we have made some increases in our selling prices and intend to effect additional increases; (ii) we are endeavoring to change the mix of products we sell to increase sales of products, and introduce new products, which have a higher gross margin; (iii) we have experienced some moderation in commodity prices in recent months and are pursuing programs under which we may be able to hedge against commodity price increases or obtain raw materials on better prices and terms.  We believe we have had some success with these efforts in the third quarter 2011 as our cost of sales declined by 2.0% compared to the second quarter 2011, from 82.7% in the second quarter to 80.7% in the third quarter.

General and Administrative.   During the three months ended September 30, 2011, general and administrative expenses were $1,295,000 or 11.0% of net sales, compared to $1,239,000 or 11.3% of net sales for the same period in 2010.  During the nine months ended September 30, 2011, general and administrative expenses were $3,975,000 or 10.9% of net sales, compared to $3,808,000 or 10.5% of net sales for the same period in 2010.  The increase in general and administrative expenses compared to the corresponding period of 2010, is attributable to an increase in administrative expenses of CTI Balloons Limited, our United Kingdom subsidiary, and CTI Europe, our Germany subsidiary.

Selling.   During the three months ended September 30, 2011, selling expenses were $234,000 or 2.0% of net sales, compared to $113,000 or 1.0% of net sales for the same period in 2010.  During the nine months ended September 30, 2011, selling expenses were $655,000 or 1.8% of net sales, compared to $671,000 or 1.8% of net sales for the same period in 2010.

Advertising and Marketing.  During the three months ended September 30, 2011, advertising and marketing expenses were $417,000 or 3.6% of net sales for the period, compared to $389,000 or 3.5% of net sales for the same period of 2010.  During the nine months ended September 30, 2011, advertising and marketing expenses were $1,109,000 or 3.0% of net sales for the period, compared to $1,330,000 or 3.7% of net sales for the same period of 2010.  The decrease in advertising and marketing expense is attributable to (i) a decrease in salaries of $41,000 and (ii) a decrease in servicing fees for in-store servicing of balloon inventories of $198,000.

Other Income (Expense).  During the three months ended September 30, 2011, the Company incurred net interest expense of $319,000, compared to net interest expense during the same period of 2010 in the amount of $159,000.  During the nine months ended September 30, 2011, the Company incurred net interest expense of $602,000, compared to net interest expense during the same period of 2010 in the amount of $700,000.  The increase in net interest expense during the third quarter this year is attributable principally to the cost realized related to the decline in value of our swap agreement in the amount of $158,000 during the quarter, which is recorded as interest expense.

For the three months ended September 30, 2011, the Company had a foreign currency transaction gain of $9,000 compared to a foreign currency transaction loss of $3,000 during the same period of 2010.  For the nine months ended September 30, 2011, the Company had a foreign currency transaction gain of $35,000 compared to a foreign currency transaction loss of $37,000 during the same period of 2010.

Income Taxes.  For the three months ended September 30, 2011, the Company reported a consolidated income tax expense of $13,000, compared to a consolidated income tax expense of $113,000 for the same period of 2010.  For the nine months ended September 30, 2011, the Company reported a consolidated income tax expense of $254,000, compared to a consolidated income tax expense of $208,000 for the same period of 2010.  For the three and nine months ended September 30, 2011, this income tax provision was composed of provisions for United States income tax on the Company, income tax in Mexico of Flexo Universal, our Mexican subsidiary, income tax in the United Kingdom of CTI Balloons Limited, our United Kingdom subsidiary, and income tax in Germany of CTI Europe, our Germany subsidiary.

During the first half of 2010, the Company did not record an income tax expense in the United States with regard to its income by reason of the fact that the book tax expense in that quarter was offset by a reduction in the valuation allowance against the Company’s deferred tax assets, primarily operating loss carry forwards.  During 2010, the Company reduced the amount of this valuation allowance to zero with the result that, during the first nine months of 2011, and thereafter in periods in which the Company realizes net income in the United States, the book tax expense realized by the Company will not be fully offset by a reduction in the valuation allowance and the Company will be required to record book tax expense, which will affect net income of the Company.  As of September 30, 2011, the net operating loss carryforward balance of the Company is $1,430,000 so the Company will not be subject to income tax on income to such amount, but the Company will be required to record income tax expense in its statement of operations.

Net Income. For the three months ended September 30, 2011, the Company had net income of $18,000 or $0.01 per share (basic and diluted), compared to net income of $243,000 for the same period of 2010 or $0.08 per share (basic and diluted).  For the nine months ended September 30, 2011, the Company had net income of $329,000 or $0.10 per share (basic and diluted), compared to net income of $1,449,000 for the same period of 2010 or $0.49 per share (basic and diluted).  The change in net income for the three and nine month periods ended September 30, 2011 is attributable principally to (i) the expense realized in the third quarter for the decline in value of the interest rate swap agreement and (ii) the reduction in gross margin experienced during these periods.

Financial Condition, Liquidity and Capital Resources

Cash Flow Items.

Operating Activities.  During the nine months ended September 30, 2011, net cash used in operations was $244,000, compared to net cash provided by operations during the nine months ended September 30, 2010 of $2,924,000.

Significant changes in working capital items during the nine months ended September 30, 2011 consisted of (i) a decrease in accounts receivable of $1,044,000, (ii) an increase in inventories of $2,534,000, (iii) depreciation and amortization in the amount of $1,383,000, (iv) an increase in trade payables of $368,000, (v) a decrease in accrued liabilities of $455,000, and (vi) an increase of $539,000 in prepaid expenses and other assets.

Investing Activity.  During the nine months ended September 30, 2011, cash used in investing activity for the purchase or improvement of equipment was $796,000, compared to $848,000 in the same period of 2010.  Substantially all of this expense is related to equipment maintenance and upgrades, tooling and related expense.

Financing Activities.  During the nine months ended September 30, 2011, cash provided by financing activities was $712,000 compared to cash used in financing activities for the same period of 2010 in the amount of $2,272,000.  During the nine months ended September 30, 2011, financing activities included proceeds from issuance of long-term debt of $731,000 and payment of $481,000 on long-term debt obligations.

Liquidity and Capital Resources.  At September 30, 2011 the Company had cash balances of $438,000 compared to cash balances of $682,000 for the same period in 2010 and there was $1,137,000 available to advance under the Company’s revolving line of credit.

At September 30, 2011, the Company had a working capital balance of $5,012,000 compared to a working capital balance of $3,474,000 at December 31, 2010.

Management believes that our internally generated funds coupled with the bank loan facilities will be sufficient to meet working capital requirements for the remainder of 2011 and through 2012.

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
iii.	A term loan in the principal amount of $583,333 maturing in monthly principal installments of $58,333; and
iv.
An equipment loan commitment in the amount of up to $2,500,000 providing for loan advances from time to time until April 29, 2012 based upon 100% of the purchase price of equipment purchased, the loans to be amortized on a five year basis commencing April 29, 2012, the balance due on April 29, 2013.

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

Under the terms of the Credit Agreement, in order to obtain advances under the revolving line of credit and the equipment loan, the Company is required to meet various financial covenants including a senior leverage ratio, fixed charge coverage ratio and tangible net worth.  As of September 30, 2011, we were in compliance with these covenants.

The Credit Agreement provides that the outstanding balance of all loans under the agreement will bear interest with reference to a base rate or, at the option of the Company, with reference to an adjusted LIBOR.  At September 30, 2011, the effective rate on the outstanding loan balances was 3.75%.

As of September 30, 2011, the outstanding balances on the loans with Harris were:  (i) revolving line of credit, $7,445,000, (ii) mortgage loan, $2,201,000, (iii) term loan, $0 and equipment loan, $1,098,000.

On July 1, 2011, we entered into a swap agreement with BMO Capital Markets with respect to $6,780,000 of our loan balances with Harris.  This swap agreement is designated as a cash flow hedge to hedge the Company’s exposure to interest rate fluctuations on the Company’s floating rate loans.  The swap agreement has the effect of fixing the interest rate on the loan balances covered by the swap at 4.65% per annum.  The swap agreement is a derivative financial instrument and we will determine and record the fair market value of the swap agreement each quarter.  This value will be recorded on the balance sheet of the Company and the amount of the unrealized gain or loss for each period will be recorded as interest income or expense.

Seasonality

In recent years, sales in the metalized balloon product line have historically been seasonal with approximately 40% occurring in the period from December through March and 24% being generated in the period from July through October. The sale of latex balloons and laminated film products have not historically been seasonal.

Critical Accounting Policies

Please see pages 23-24 of our Annual Report on Form 10-K for the year ended December 31, 2010 for a description of policies that are critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. No material changes to such information have occurred during the three and nine months ended September 30, 2011.

New Accounting Pronouncements

See “New Accounting Pronouncements” in Note 1 to the Notes to Unaudited Condensed Consolidated Financial Statements which is here incorporated by reference.

Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk

Not applicable.

Item 4. Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2011.  Based on such review and evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of September 30, 2011, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, (a) is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and (b) is accumulated and communicated to our management, including the officers, as appropriate to allow timely decisions regarding required disclosure.  There were no material changes in our internal control over financial reporting during the third quarter of 2011 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

3.1
Third Restated Certificate of Incorporation of CTI Industries Corporation (incorporated by reference to Exhibit A contained in Registrant’s Schedule 14A Definitive Proxy Statement for solicitation of written consent of shareholders, as filed with Commission on October 25, 1999).

3.2	By-laws of CTI Industries Corporation (incorporated by reference to Exhibit 3.1 contained in Registrant’s Form SB-2 Registration Statement (File No. 333-31969) effective November 5, 1997).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101
Interactive Data Files, including the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 14, 2011	CTI INDUSTRIES CORPORATION

	By:	/s/ Howard W. Schwan
Howard W. Schwan, President and
Chief Executive Officer

By:	/s/ Stephen M. Merrick
Stephen M. Merrick
Executive Vice President and
Chief Financial Officer

By:	/s/ Timothy S. Patterson
Timothy S. Patterson
Vice President Finance / Controller

Exhibit Index

Exhibit Number	Description

3.1
Third Restated Certificate of Incorporation of CTI Industries Corporation (incorporated by reference to Exhibit A contained in Registrant’s Schedule 14A Definitive Proxy Statement for solicitation of written consent of shareholders, as filed with Commission on October 25, 1999).

3.2	By-laws of CTI Industries Corporation (incorporated by reference to Exhibit 3.1 contained in Registrant’s Form SB-2 Registration Statement (File No. 333-31969) effective November 5, 1997).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101
Interactive Data Files, including the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements.