Form 10-K
period 2011-12-31
CTI INDUSTRIES CORP
filed 2012-03-29
CIK 1042187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ð No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ð No ☑

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

Large accelerated filer ☐     Accelerated filer ☐    Non-accelerated filer ☐ Smaller Reporting Company  ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Based upon the closing price of $5.25 per share of the Registrant’s Common Stock as reported on NASDAQ Capital Market tier of The NASDAQ Stock Market on June 30, 2011, the aggregate market value of the voting common stock held by non-affiliates of the Registrant was then approximately $8,911,000. (The determination of stock ownership by non-affiliates was made solely for the purpose of responding to the requirements of the Form and the Registrant is not bound by this determination for any other purpose.)

The number of shares outstanding of the Registrant’s Common Stock as of March 1, 2012 was 3,204,506 (excluding treasury shares).

DOCUMENTS INCORPORATED BY REFERENCE

Part of Form 10-K into Which
Document	Document Is Incorporated

Sections of the registrant’s Proxy Statement	Part III
To be filed on or before April 30, 2012 for the
Annual Meeting of Stockholders

TABLE OF CONTENTS

INDEX

FORWARD LOOKING STATEMENTS

Part I

Item No. 1	Description of Business	1
Item No. 1B	Unresolved Staff Comments	14
Item No. 2	Properties	14
Item No. 3	Legal Proceedings	15

Part II

Item No. 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	15
Item No. 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item No. 7A	Quantitative and Qualitative Disclosures Regarding Market Risk	27
Item No. 8	Financial Statements and Supplementary Data	27
Item No. 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	27
Item No. 9A	Controls and Procedures	27
Item No. 9B	Other Information	28

Part III

Item No. 10	Directors and Executive Officers of the Registrant	29
Item No. 11	Executive Compens ation	29
Item No. 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	29
Item No. 13	Certain Relationships and Related Transactions	29
Item No. 14	Principal Accounting Fees and Services	29

Part IV

Item No. 15	Exhibits and Financial Statement Schedules	29

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

PART I

Item No. 1 – Description of Business

Business Overview

We are a leading developer, manufacturer and supplier of innovative flexible film products. We provide value-added design, engineering and production for flexible film products. We have developed, designed, and produced a number of innovative products utilizing flexible films including: novelty foil balloons, pouches for food and home storage, specialty films for packaging and unique film products for medical applications.

We produce, market and sell four principal lines of products:

  Novelty Products, principally balloons, including foil balloons, latex balloons, punch balls and other inflatable toy items,

  Flexible Containers for home and consumer use for the storage and preservation of food and personal items,

  Flexible Films for food and other packaging and commercial applications, and,

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

  Converting printed plastic film to balloons.

  Converting plastic film to flexible containers.

  Producing latex balloons and other latex novelty items.

We market and sell foil and latex balloons in the United States and in several other countries. We supply coated, laminated and printed films to a number of companies who generally convert these films into containers for the packaging of food and other items. We supply flexible containers to companies who market them to consumers who use them for the storage of food and personal items. We also market containers to and through retail outlets for use by consumers that include a resealable closure system and a valve permitting the evacuation of air from the pouch by a small pump device, which we also supply. Commencing in the fourth quarter of 2011, we began marketing vacuum sealing machines for home use to vacuum seal and store food and household items.

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

In 2011, our revenues from our product lines, as a percent of total revenues were:

• Novelty Products	69% of revenues
• Film Products	13% of revenues
• Flexible Containers	18% of revenues

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

  Develop New Products, Product Improvements and Technologies. We work to develop new products, to improve existing products and to develop new technologies within our core product areas in order to enhance our competitive position and our sales. We seek to leverage our technology to develop innovative and proprietary products. In the novelty line, our development work includes new designs, new character licenses and new product developments. Over the past several years we have developed new pouch closure systems and valves and new film methods for packaging applications. We have received eleven patents for these developments and have several patent applications pending. We introduced a line of resealable pouches with a valve and pump system for household storage and vacuum sealing of food items. In 2011, we introduced a line of vacuum sealing equipment for the vacuum sealing of pouches for food and household items. We work with customers to develop custom film products which serve the unique needs or requirements of the customer. We have participated in the development of, and are now producing and selling, a patient transfer device which is used to move medical patients from one surface to another.

  Develop New Channels of Distribution and New Sales Relationships. In order to increase sales, we endeavor to develop new channels of distribution and new sales relationships, both for existing and new products. On February 1, 2008, we entered into a Supply and License Agreement with S.C. Johnson & Son, Inc (“SC Johnson”) to manufacture and supply to SC Johnson certain home food management products to be sold under the SC Johnson ZipLoc® brand. In February 2011, SC Johnson renewed this agreement for an additional two-year term commencing on July 1, 2011. During 2009 and 2010, we developed new distributors and customers for our pouch and novelty products in Europe, Mexico, Latin America, Australia and New Zealand, expanding the scope and level of our international sales and activities. During 2010, we established an office and warehouse in Germany to support the extension of our sales and fulfillment activities in Europe. During 2011, we entered into a Trademark License Agreement with SC Johnson under which SC Johnson licensed our company to use the ZipLoc® brand for vacuum sealing machines and pouches for home use with vacuum sealing machines to seal and store food and household items, and we have introduced and commenced the marketing and sale of these machines and pouches.

  Enhance Our Productive Capacity. We invest in new plant and equipment when appropriate to expand the range and volume of products we produce. During 2008 and 2009, we acquired, installed and commenced operation of equipment which enables us to produce in the range of 60 million pouches annually. During 2010 and 2011, we designed, assembled and installed latex balloon production equipment which has enhanced our production capacity for latex balloons by approximately 70%.

Products

Foil Balloons. We have designed, produced and sold foil balloons since 1979 and, we believe, are the second largest manufacturer of foil balloons in the United States. Currently, we produce about 900 foil balloon designs, in different shapes and sizes, including the following:

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

Pouches and Bags. We produce a variety of completed film products, generally in the form of a bag or pouch. These products include (i) valved, resealable pouches for storage of household items, (ii) vacuum sealable bags for food storage, and (iii) resealable, valved bags for storage and vacuum sealing of food items in the household. During 2008, we introduced a line of resealable, valved bags for storage and vacuum sealing of food items in the household. These storage bags function with a small hand or powered pump to evacuate air when the bag is sealed. This product line is marketed under the brand ZipVac®. We also produce a line of resealable, valved bags for SC Johnson which they market under their ZipLoc® brand. For several years, we have produced and marketed open-top pouches for use with vacuum sealing machines to vacuum seal and store food and household items. We now produce and market such pouches under the ZipLoc® brand and also market vacuum sealing machines, produced for us, under the ZipLoc™ brand, which utilize these vacuum sealing pouches.

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

Marketing, Sales and Distribution

Balloon Products

We market and sell our foil balloon, latex balloon and related novelty products throughout the United States and in a number of other countries. We maintain a marketing, sales and support staff of five individuals and a customer service department of four individuals in the United States. Sales in the United Kingdom are conducted by CTI Balloons, the Company's subsidiary located in Rugby, England. In January 2010, we commenced the sale of balloon products through a facility near Frankfurt, Germany. Flexo Universal conducts sales and marketing activities for the sale of balloon products in Mexico, Latin America, and certain other markets. Sales in other foreign countries are made generally to distributors in those countries and are managed at the Company's principal offices.

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

Our largest customer for balloons during 2011 was Dollar Tree Stores. Sales to this chain in 2011 represented $13,584,000 or approximately 28.8% of our consolidated net sales.

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

Printed and Specialty Films

We market and sell printed and laminated films directly and through independent sales representatives throughout the United States. We sell laminated and printed films to companies that utilize these films to produce packaging for a variety of products, including food products, in both solid and liquid form, such as cola syrup, coffee, juices and other items. We seek to identify and maintain customer relationships in which we provide added value in the form of technology or systems. Our largest customer for film products is Rapak, L.L.C. (“Rapak”) to whom we provide a patented embossed film, as well as other film products. During 2011, our sales to Rapak totaled $5,773,000, representing 12.2% of our consolidated net sales. Under our agreement with Rapak, which continues through October 31, 2012, Rapak is committed to purchase at least 75% of its requirements for embossed film from us.

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

During 2005, we introduced a line of universal vacuumable bags for household storage of food products. These bags are designed to be used with existing vacuum and sealing devices. We market these bags through various retail channels and introduced this line of products to additional retail chains in 2011.

On December 14, 2011, the Company entered into a Trademark License Agreement with SC Johnson under which the Company is licensed to manufacture and sell a line of vacuum sealing machines and pouches under the ZipLoc™ brand and trademark. The agreement is for a three year term expiring on December 31, 2014. The licensed product line includes vacuum sealing machines manufactured for the Company and pouches manufactured by the Company for use in the home to vacuum seal food items to preserve freshness and help prevent freezer burn.

During 2007, we introduced a line of re-sealable pouches incorporating a valve permitting the evacuation of air from the sealed pouch by use of a hand pump supplied with the pouches. This line of products is marketed under the brand name ZipVac®. We market this line of products to various distributors and retail outlets.

Production and Operations

We conduct our operations at our facilities: (i) our headquarters, offices and plant in Lake Barrington, Illinois, consisting of a total of approximately 75,000 square feet of office, production and warehouse space, (ii) a warehouse in Elgin, Illinois consisting of approximately 30,000 square feet, (iii) a plant, office and warehouse in Guadalajara, Mexico, consisting of approximately 73,000 square feet of office, warehouse and production space, (iv) an office and warehouse facility in Rugby, England, consisting of approximately 9,000 square feet of space, and (v) an office and warehouse facility in Heusenstamm, Germany, consisting of approximately 3,000 square feet.

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

Raw Materials

The principal raw materials we use in manufacturing our products are (i) petroleum or natural gas-based films, (ii) petroleum or natural gas-based resin, (iii) latex, and (iv) printing inks. The cost of raw materials represents a significant portion of the total cost of our products, with the result that fluctuations in the cost of raw materials has a material effect on our profitability. The cost of our raw materials represented approximately 47% of our net revenues in 2011 compared to 45% in 2010. During the past several years, we have experienced significant fluctuations in the cost of these raw materials. We do not have any long-term agreements for the supply of raw materials and may experience wide fluctuations in the cost of raw materials in the future. Further, although we have been able to obtain adequate supplies of raw materials in the past, there can be no assurance that we will be able to obtain adequate supplies of one or more of our raw materials in the future.

A principal raw material for our latex balloon is natural latex. During the latter part of 2010 and into 2011, the price of natural latex increased substantially from a low in the first quarter 2010 of approximately $2.99 per kilo to a high in the first half of 2011 to approximately $5.64 per kilo. We were unable to increase the selling price of our latex balloons sufficiently to reflect this increase in the cost of latex and, as a result, during much of 2011, our margins on the sale of latex balloons decreased. The price of natural latex has declined in the second half of 2011. However, the price of natural latex remains volatile and we may not be able to increase the selling price of our latex balloon products in the future to offset fully increases in the cost of natural latex.

Many of the foil balloons we produce and sell are intended to be filled with helium in order to be buoyant. Over the past year, the price of helium has increased substantially and the availability of helium has declined. The increase in the price of helium and its lack of availability may adversely affect our sales of foil balloons.

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

At each of our Mexico, England and Germany facilities, we operate server computers and local area networks, accessible to employees at those facilities. At each of those facilities, we operate separate integrated financial, order entry and inventory management systems.

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

Research and Development

We maintain a product development and research department of seven individuals for the development or identification of new products, product components and sources of supply. Research and development includes (i) creative product development, (ii) creative marketing, and (iii) engineering development. During each of the fiscal years ended December 31, 2011 and 2010, we estimate that the total amount spent on research and development activities was approximately $728,000 and $443,000, respectively.

Employees

As of December 31, 2011, the Company had 152 full-time employees in the United States, of whom 20 are executive or supervisory, 5 are in sales, 104 are in manufacturing or warehouse functions and 17 are clerical. As of that same date, we had 18 full-time employees in England, of whom 3 are executive or supervisory, 3 are in sales, 10 are in warehousing and 2 are clerical. At Flexo Universal, our Mexico subsidiary, as of December 31, 2011, we had 299 full-time employees, of whom 4 are executive or supervisory, 3 are in sales, 270 are in manufacturing and 22 are clerical. As of December 31, 2011, the Company had 3 full-time employees in Germany, of whom one is executive or supervisory, one is in warehousing and one is clerical. The Company is not a party to any collective bargaining agreement in the United States, has not experienced any work stoppages and believes that its relationship with its employees is satisfactory.

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

Our domestic and international sales to outside customers and assets by area over the period 2010-2011 have been as follows:

	United States	United Kingdom (UK)	Europe (Excluding UK)	Mexico	Consolidated
Year ended 12/31/11
Sales to outside customers	$34,657,000	$1,838,000	$376,000	$10,300,000	$47,171,000
Total Assets	$25,302,000	$734,000	$464,000	$7,116,000	$33,616,000

	United States	United Kingdom (UK)	Europe (Excluding UK)	Mexico	Consolidated
Year ended 12/31/10
Sales to outside customers	$36,721,000	$2,387,000	$108,000	$8,532,000	$47,748,000
Total Assets	$24,711,000	$977,000	$220,000	$6,953,000	$32,861,000

Item No. 1B – Unresolved Staff Comments

As of the filing of this Annual report on Form 10-K, we had no unresolved comments from the staff of the Securities and Exchange Commission that were received not less than 180 days before the end of our 2011 fiscal year.

Item No. 2 – Properties

We own our principal plant and offices located in Lake Barrington, Illinois, approximately 45 miles northwest of Chicago, Illinois. The facility includes approximately 75,000 square feet of office, manufacturing and warehouse space. This facility is subject to a mortgage loan with an initial principal of $2,300,000, having a term of 3 years, with payments amortized over 25 years.

In October 2011, we entered into a lease agreement, expiring on December 31, 2012, to rent approximately 30,000 square feet of warehouse space in Elgin, Illinois at a cost of $20,000 per month.

In December 2011, CTI Balloons, Ltd. entered into a 3-year lease agreement for approximately 9,000 square feet of office and warehouse space in Rugby, England at a cost of $5,000 per month. This facility is utilized to warehouse balloon products and to manage and service the Company's operations in England.

In August 2011, Flexo Universal entered into a 5-year lease agreement, expiring July 31, 2016, for the lease of approximately 73,000 square feet of manufacturing, warehouse and office space in Guadalajara, Mexico at a cost of $30,000 per month.

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

Item No. 3 – Legal Proceedings

The Company may be party to certain lawsuits or claims arising in the normal course of business. The ultimate outcome of these matters is unknown but, in the opinion of management, we do not believe any of these proceedings will have, individually or in the aggregate, a material adverse effect upon our financial condition, cash flows or future results of operation.

PART II

Item No. 5 – Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company's Common Stock was admitted to trading on the NASDAQ SmallCap Market (now the NASDAQ Capital Market) under the symbol CTIB on November 5, 1997.

The high and low sales prices for the last eight fiscal quarters according to the NASDAQ Stock Market's Stock Price History Report, were:

	High	Low
January 1, 2010 to March 31, 2010	$4.70	$2.26
April 1, 2010 to June 30, 2010	7.60	2.77
July 1, 2010 to September 30, 2010	9.05	4.87
October 1, 2010 to December 31, 2010	9.75	5.03
January 1, 2011 to March 31, 2011	6.90	4.75
April 1, 2011 to June 30, 2011	5.98	4.33
July 1, 2011 to September 30, 2011	5.50	3.31
October 1, 2011 to December 31, 2011	5.72	3.80

As of December 31, 2011 there were approximately 43 holders of record of the Company’s Common Stock. The Company believes that its total number of beneficial owners of common stock of the Company exceeds 670.

During 2011, the Company declared and paid dividends of five cents ($0.05) per share on the Company’s outstanding common stock to shareholders of record on July 18, 2011. The total amount of the dividends paid on July 28, 2011 was $158,000. Under the terms of its current loan agreement, the amount of dividends the Company may pay is limited by the terms of the financial covenants our Credit Agreement with Harris N.A.

Sales of Unregistered Securities

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

On October 1, 2008, the Company issued warrants to two principal officers and shareholders of the Company to purchase up to 20,000 shares each of common stock of the Company at the price of $4.80 per share (the market price of the common stock on the date of the issuance of the warrants) in consideration of the personal guarantees by each of up to $2 million in principal amount of the bank debt of the Company. On May 28, 2010, these warrants were exercised and the shares issued.

In separate transactions, on December 29, 2011, John Schwan and Stephen Merrick purchased 42,105 and 21,053 shares, respectively, of common stock of the Company at $4.75 per share. The closing price of the stock that day on the NASDAQ Capital Market was $4.44 per share. Both of Mr. Schwan and Mr. Merrick are officers, directors and principal shareholders of the Company.

An exemption from registration for each of such issuances of shares of common stock of the Company is claimed under Section 4(2) of the Securities Act of 1933 by reason of the facts that such shares were purchased by sophisticated investors who are officers of the Company, such shares were purchased for investment and not with a view to the resale or distribution thereof and transfer of such shares is restricted.

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

Our revenues from each of our product categories in each of the past two years have been as follows:

	(000 Omitted)
	$	% of	$	% of
Product Category	2011	Net Sales	2010	Net Sales

Metalized Balloons	21,443	45.4%	21,915	45.9%

Film Products	6,259	13.3%	7,428	15.5%

Pouches	8,311	17.6%	8,676	18.2%

Latex Balloons	10,202	21.7%	8,589	18.0%

Other	956	2.0%	1,140	2.4%

Total	47,171	100.0%	47,748	100.0%

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

Purchases by a limited number of customers represent a significant portion of our total revenues. In 2011, sales to our top 10 customers represented 70.9% of net revenues. During 2011, there were two customers to whom our sales represented more than 10% of net revenues. Our principal customers sales for 2011 and 2010 were:

Customer	Product	2011 Sales	% of 2011 Revenues	2010 Sales	% of 2010 Revenues

Dollar Tree Stores	Balloons	$13,584,000	28.8%	$13,722,000	28.7%
Rapak L.L.C	Films	$5,773,000	12.2%	$6,766,000	14.2%

The loss of one or more of these principal customers, or a significant reduction in purchases by one or more of them, could have a material adverse effect on our business.

Except as previously described (see page 9), we generally do not have agreements with our customers under which customers are obligated to purchase any specific or minimum amount of product from us.

Results of Operations

The following table sets forth selected results of our operations expressed as a percentage of net sales for the years ended December 31, 2011 and 2010. Our results of operations for the periods described below are not necessarily indicative of results of operations for future periods.

	Year ended December 31,
	2011	2010

Net sales	100.0%	100.0%
Costs and expenses:
Cost of products sold	80.5	77.8
Operating Expenses	16.5	15.8

Income from operations	3.0	6.4
Interest expense	(1.7)	(2.0)
Other income	0.0	0.0

Income before income taxes	1.5	4.4
Provision for income taxes	0.7	0.7

Net profit	1.0%	3.7%

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Net Sales

For the fiscal year ended December 31, 2011, consolidated net sales from the sale of all products were $47,171,000 compared to consolidated net sales of $47,748,000 for the year ended December 31, 2010, a decrease of 1.2%.

Sales of foil balloons were $21,915,000 in 2010 and $21,443,000 in 2011. Of our total foil balloon sales in 2011, $13,165,000 were to Dollar Tree. The remaining sales were made to over 500 customers including distributors and retail stores or chains in the United States, Mexico, the United Kingdom, Europe and Latin America. Sales to these other customers increased from $8,193,000 in 2010 to $8,278,000 in 2011.

Sales of film products decreased by 15.7% from $7,428,000 in 2010 to $6,259,000 in 2011. This decrease includes a decrease in sales to Rapak, L.L.C. of $993,000. In addition to Rapak, film sales included sales to 12 other customers including sales of a medical bag device.

Sales of pouch products decreased by 4.2% from $8,676,000 in 2010 to $8,311,000 in 2011. This decrease is attributable principally to a decrease in sales of our zippered vacuumable pouch products. Sales of our universal vacuumable pouch products increased during the year.

Sales of latex balloons increased by 18.8% from $8,589,000 in 2010 to $10,202,000 in 2011. The increase is attributable to an increase in latex sales to a variety of customers in the United States, Mexico, Latin America and Europe.

Cost of Sales

Cost of sales increased from 77.8% of sales in 2010 to 80.5% of sales in 2011. A mix of factors affected cost of goods including an increase in the cost of raw materials from 45% of sales in 2010 to 47% of sales in 2011. A significant factor in the increase was the increase in the price of raw material latex which we experienced in 2011. During 2010, our average price per kilo of latex was $3.73. During 2011, the average price was $5.07. We purchased 1,158,000 kilos of latex in 2011 so the increase in cost we incurred, over 2010 price levels was approximately $1,551,000. Other factors which affected gross margin in 2011 included (i) an increase in factory overhead of approximately 7.6%, and (ii) price increases of films and other raw materials of approximately 15%. We did increase the selling price of latex balloons and certain other items during 2011. However, the increases were not sufficient in time or amount to offset fully these increases in costs.

In the fourth quarter 2011, prices of certain raw materials, particularly latex, began to moderate and, in the fourth quarter, our cost of sales declined to 78.3% of fourth quarter sales.

General and Administrative Expenses

General and administrative expenses increased from $4,921,000 in 2010 or 10.3% of net sales to $5,279,000 or 11.2% of net sales in 2011. This increase is attributable to an increase in administrative expenses at our foreign subsidiaries including Flexo, CTI Balloons, and CTI Europe.

Operating expenses (including administrative, selling and advertising expenses) increased in the fourth quarter by $283,000 from $1,747,000 in the fourth quarter 2010 to $2,030,000 in the fourth quarter 2011. This increase included $72,000 in selling, advertising, and administrative expenses related to the project associated with the Trademark License agreement with SC Johnson, costs related to the initiation of new accounts, commission payouts, bonus accrual, and administrative expenses at Flexo Universal.

Selling

Selling expenses decreased from $915,000 or 1.9% of sales in 2010 to $911,000 or 1.9% of sales in 2011.

Advertising and Marketing

Advertising and marketing expenses decreased from $1,720,000 or 3.6% of sales in 2010 to $1,579,000 or 3.3% of sales in 2011.

Other Income or Expense

During 2011, we incurred net interest expense of $773,000 compared to net interest expense of $919,000 during 2010.

During 2011, we realized a foreign currency gain in the amount of $38,000 compared to foreign currency loss in 2010 of $31,000.

Net Income or Loss

During 2011, we had net income of $484,000 compared to net income of $1,827,000 in 2010. The decrease in income is attributable to the reduction of margin and the increase in administrative expenses. In 2010, the Company determined it was more likely than not that the Company would generate taxable income thus remaining valuation allowance on the deferred tax assets was eliminated. The effect was a reduction to income tax expense and therefore an increase in net income. Going forward, the Company expects to recognize a higher level of income tax expense for financial statement purposes.

Income Taxes

In 2011, the Company recognized income tax expense, on a consolidated basis, of $319,000. This income tax expense is composed of an income tax expense in the United States of $244,000, an income tax benefit realized by CTI Balloons, our United Kingdom subsidiary, in the amount of $54,000, an income tax benefit realized by CTI Europe, our Germany subsidiary, in the amount of $156,000 and an income tax expense by Flexo Universal, our Mexico subsidiary, in the amount of $285,000. In 2010, the Company recognized income tax expense, on a consolidated basis, of $343,000. This income tax expense is composed of an income tax expense in the United States of $166,000, an income tax benefit realized by CTI Balloons, our United Kingdom subsidiary, in the amount of $5,000, an income tax benefit realized by CTI Europe, our Germany subsidiary, in the amount of $73,000 and an income tax expense by Flexo Universal, our Mexico subsidiary, in the amount of $255,000. In 2010, in the United States, the Company did recognize income tax expense, representing the amount of the reduction in its deferred tax asset account arising from its U.S. income for the year, but will not be required to pay tax for 2010 or 2011 by reason of the balance of its tax loss carryforward account. During the fourth quarter 2010, the Company utilized the remainder of the reserve on its deferred tax asset. The amount of the valuation allowance realized in 2010 was $529,000.

Financial Condition, Liquidity and Capital Resources

Cash Flow Provided by Operating Activities During fiscal 2011, cash provided by operating activities amounted to $818,000, compared to cash flow provided by operating activities during fiscal 2010 of $3,216,000. Significant changes in working capital items affecting cash flow provided by operating activities were:

  Depreciation and amortization of $1,804,000
  An increase in net inventory of $3,300,000
  A decrease in accounts receivable of $1,145,000
  An increase in prepaid expenses and other assets of $753,000
  A decrease in accrued liabilities of $1,151,000

We anticipate continued increases in inventory levels during 2012 as we produce and acquire inventory for our new vacuum machine and pouch project.

Cash Used in Investing Activities During fiscal 2011, cash used in investing activities amounted to $1,107,000 compared to cash used in investing activities during fiscal 2010 of $1,965,000. Cash used in investing activities was principally for maintenance expenditures and for the purchase of production equipment. Although we do not presently have any commitments for capital expenditures, we do anticipate that we will incur some level of capital expenditures in 2012 in excess of maintenance capital expenditure levels of approximately $500,000.

Cash Provided by Financing Activities During fiscal 2011, cash used in financing activities amounted to $135,000, compared to cash used in financing activities of $1,375,000 during fiscal 2010. During 2011, we repaid long-term debt of $506,000 and reduced by $208,000 the amount outstanding under our revolving line of credit.

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

Certain terms of the loan agreement, as amended, include:

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

As of December 31, 2011 the Company was in compliance with these financial covenants.

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

At December 31, 2011 the Company was paying the premium of 0.75% over prime.

John H. Schwan and Stephen M. Merrick each, as officers, directors and principal shareholders of the Company have personally guaranteed the obligations of the Company to Harris up to $1,750,000.

On July 1, 2011, we entered into an interest rate swap agreement with BMO Capital Markets with respect to $6,780,000 of our loan balances with Harris. This swap agreement limits the Company’s exposure to interest rate fluctuations on the Company’s floating rate loans. The swap agreement has the effect of fixing the interest rate on the loan balances covered by the swap at 4.65% per annum. The swap agreement has not been designated as a hedge for accounting purposes and we determine and record the fair value of the swap agreement each quarter. This value is recorded on the balance sheet of the Company and the amount of the unrealized gain or loss for each period is recorded as interest income or expense on the statement of operations.

Current Assets. As of December 31, 2011, the total current assets of the Company were $23,301,000, compared to total current assets of $21,426,000 at December 31, 2010. The change in current assets reflects, principally, (i) an increase in net inventories of $2,970,000, (ii) a decrease in accounts receivable of $1,442,000, (iii) an increase in the net deferred income tax asset of $10,000, and (iv) an increase in prepaid expenses and other current assets of $761,000.

Current Liabilities. Total current liabilities decreased from $17,952,000 as of December 31, 2010 to $17,687,000 as of December 31, 2011. Accrued other liabilities includes $139,000 in payroll accruals. Changes in current liabilities included: (i) an increase of $2,052,000 in trade payables, (ii) a decrease of the line of credit of $928,000, and (iii) a decrease in accrued and other liabilities in the amount of $948,000.

Liquidity and Capital Resources; Working Capital. As of December 31, 2011, our current assets exceeded our current liabilities by $5,612,000, we had cash and cash equivalents of $339,000 and there was available under our line of credit up to $2,106,000 in additional funds. While management believes that these available funds, our internally generated funds and the borrowing capacity under our revolving line of credit facility will be sufficient to meet working capital requirements for the remainder of 2012, the Company is presently negotiating for expanded credit facilities in order to support working capital requirements of anticipated sales growth and capital expenditures.

CTI Industries Corporation Stockholders’ Equity. Stockholders’ equity was $11,861,000 as of December 31, 2011 compared to $11,784,000 as of December 31, 2010.

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

Inventory Valuation. Inventories are stated at the lower of cost or market. Cost is determined using standard costs which approximate costing determined on a first-in, first out basis. Standard costs are reviewed and adjusted at the time of introduction of a new product or design, periodically and at year-end based on actual direct and indirect production costs. On a periodic basis, the Company reviews its inventory levels for estimated obsolescence or unmarketable items, in reference to future demand requirements and shelf life of the products. As of December 31, 2011, the Company had established a reserve for obsolescence, marketability or excess quantities with respect to inventory in the aggregate amount of $384,000. As of December 31, 2010, the amount of the reserve was $376,000. In addition, on a periodic basis, the Company disposes of inventory deemed to be obsolete or unsaleable and, at such time, records an expense for the value of such inventory. We record freight income as a component of net sales and record freight costs as a component of cost of goods sold.

Valuation of Long-Lived Assets. We evaluate whether events or circumstances have occurred which indicate that the carrying amounts of long-lived assets (principally property and equipment and goodwill) may be impaired or not recoverable. Significant factors which may trigger an impairment review include: changes in business strategy, market conditions, the manner of use of an asset, underperformance relative to historical or expected future operating results, and negative industry or economic trends. We apply the provisions of GAAP USA under which goodwill is evaluated at least annually for impairment. We conducted a a qualitative assessment of our goodwill in our Mexico subsidiary for the year ended December 31, 2011 and 2010 and determined that, due to the substantial increase in raw materials: it is more likely than not that its fair value could be less than the carrying amount. We then performed a quantitative assessment in which we considered the assets and liabilities of the subsidiary, both recognized and unrecognized, as well as the cash flow necessary to operate the business relating to the assets and liabilities. From this quantitative assessment, we determined the fair value of the subsidiary exceeds the carrying amount initially recorded on December 31, 2006, and were therefore not impaired.

Foreign Currency Translation. All balance sheet accounts are translated using the exchange rates in effect at the balance sheet date. Statements of operations amounts are translated using the average exchange rates for the year-to-date periods. The gains and losses resulting from the changes in exchange rates during the period have been reported in other comprehensive income or loss.

Stock-Based Compensation. We follow GAAP USA which requires all stock-based payments to employees, including grants of employee stock options, to be recognized in the consolidated financial statements based on their grant-date fair values.

We use the Black-Scholes option pricing model to determine the fair value of stock options which requires us to estimate certain key assumptions. In accordance with the application of GAAP USA, we incurred employee stock-based compensation cost of $134,000 for the year ended December 31, 2011. At December 31, 2011, we had $197,000 of unrecognized compensation cost relating to stock options.

Income Taxes and Deferred Tax Assets. Income taxes are accounted for as prescribed in GAAP USA. Under the asset and liability method of GAAP USA, the Company recognizes the amount of income taxes currently payable. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities, and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years these temporary differences are expected to be recovered or settled.

As of December 31, 2011, the Company had a net deferred tax asset of $957,000 representing the amount the Company may recover in future years from future taxable income. As of December 31, 2010, the amount of the net deferred tax asset was $1,111,000. Each quarter and year-end, management makes a judgment to determine the extent to which the deferred tax asset will be recovered from future taxable income. Management reduced the valuation allowance related to the deferred tax asset to zero in 2010.

Fair Value Measurements

In September 2006, the FASB issued GAAP USA which defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. GAAP USA clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. GAAP USA also requires that a fair value measurement reflect the assumptions market participants would use in pricing an asset or liability based upon the best information available. In February 2008, the FASB issued guidance now codified in GAAP USA which provides for delayed application of certain guidance related to non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).

In February 2007, the FASB issued GAAP USA which permits companies to choose to measure certain financial instruments and other items at fair value. The standard requires that unrealized gains and losses are reported in earnings for items measured using the fair value option. GAAP USA was effective for us on January 1, 2008. We did not elect the fair value option for any assets or liabilities that were not previously carried at fair value. Accordingly, the adoption of GAAP USA had no impact on our consolidated financial statements.

In October 2008, the FASB issued clarification to GAAP USA which clarifies the application of GAAP USA in a market that is not active, and addresses application issues such as the use of internal assumptions when relevant observable data does not exist, the use of observable market information when the market is not active, and the use of market quotes when assessing the relevance of observable and unobservable data. GAAP USA is effective for all periods presented. The adoption of GAAP USA did not have a significant impact on our consolidated financial statements.

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

Item No. 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item No. 9A – Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2011, the end of the period covered by this report. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated, as appropriate, to allow for timely decisions regarding required disclosure as of December 31, 2011. There were no material changes in our internal control over financial reporting during the fourth quarter of 2011 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operation effectiveness of controls and a conclusion on this evaluation. Although there are inherent limitations in the effectiveness of any system of internal controls over financial reporting, based on our evaluation, management has concluded our internal controls over financial reporting were effective as of December 31, 2011.

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

Item 9B – Other Information

None

PART III

Item No. 10 – Directors and Executive Officers of the Registrant

Information called for by Item 9 of Part III is incorporated by reference to the definitive Proxy Statement for the 2012 Annual Meeting of Shareholders which is expected to be filed with the Commission within 120 days after December 31, 2011.

Item No. 11 – Executive Compensation

Information called for by Item 10 of Part III is incorporated by reference to the definitive Proxy Statement for the 2012 Annual Meeting of Shareholders which is expected to be filed with the Commission within 120 days after December 31, 2011.

Item No. 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information called for by Item 11 of Part III is incorporated by reference to the definitive Proxy Statement for the 2012 Annual Meeting of Shareholders which is expected to be filed with the Commission within 120 days after December 31, 2011.

Item No. 13 – Certain Relationships and Related Transactions

Information called for by Item 12 of Part III is incorporated by reference to the definitive Proxy Statement for the 2012 Annual Meeting of Shareholders which is expected to be filed with the Commission within 120 days after December 31, 2011.

Item No. 14 – Principal Accountant Fees and Services

Information called for by Item 13 of Part III is incorporated by reference to the definitive Proxy Statement for the 2012 Annual Meeting of Shareholders which is expected to be filed with the Commission within 120 days after December 31, 2011.

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

Schedule II Valuation and qualifying accounts

All other financial schedules are not required under the related instructions or are inapplicable and therefore have been omitted.

                            3.         Exhibits:

Exhibit
Number	Document

3.1	Third Restated Certificate of Incorporation of CTI Industries Corporation (Incorporated by reference to Exhibit A contained in Registrant’s Schedule 14A Definitive Proxy Statement for solicitation of written consent of shareholders, as filed with the Commission on October 25, 1999)
3.2	By-Laws of CTI Industries Corporation (Incorporated by reference to Exhibit 3.2, contained in Registrant’s Form SB-2 Registration Statement (File No. 333-31969) effective November 5, 1997)
4.1	Form of CTI Industries Corporation’s common stock certificate (Incorporated by reference to Exhibit 4.1, contained in Registrant’s Form SB-2 Registration Statement (File No. 333-31969) effective November 5, 1997)
10.1	CTI Industries Corporation 1999 Stock Option Plan (Incorporated by reference to Appendix A contained in Registrant’s Schedule 14A Definitive Proxy Statement, as filed with the Commission on March 26, 1999)
10.2	CTI Industries Corporation 2001 Stock Option Plan (Incorporated by reference to Appendix E contained in Registrant’s Schedule 14A Definitive Proxy Statement, as filed with the Commission on May 21, 2001)
10.3	CTI Industries Corporation 2002 Stock Option Plan (Incorporated by reference to Appendix A contained in Registrant’s Schedule 14A Definitive Proxy Statement, as filed with the Commission on May 15, 2002)
10.4	CTI Industries Corporation 2007 Stock Incentive Plan (Incorporated by reference to Appendix A contained in Registrant’s Schedule 14A Definitive Proxy Statement, as filed with the Commission on April 30, 2007)
10.5	CTI Industries Corporation 2009 Stock Incentive Plan (Incorporated by reference to Schedule A contained in Registrant’s Schedule 14A Definitive Proxy Statement, as filed with the Commission on April 30, 2009)
30

10.6	Employment Agreement dated June 30, 1997, between CTI Industries Corporation and Howard W. Schwan (Incorporated by reference to Exhibit 10.9, contained in Registrant’s Form SB-2 Registration Statement (File No. 333-31969) effective November 5, 1997)
10.7	License Agreement between Rapak, LLC and the Company dated April 28, 2006 (Incorporated by reference to Exhibit 10.1 contained in Registrant’s Report on Form 8-K dated May 3, 2006)
10.8	Supply and License Agreement among Registrant and S.C. Johnson & Son, Inc. dated February 1, 2008 (Incorporated by reference to Exhibit 10.1 contained in Registrant’s Report on Form 8-K/A dated March 19, 2008)
10.9	Amendment to the License Agreement between Rapak, LLC and the Company dated May 6, 2008 (Incorporated by reference to Exhibit 10.1 contained in Registrant’s Report on Form 8-K dated May 8, 2008)
10.10	Credit Agreement between Harris N.A. and CTI Industries Corporation dated April 29, 2010 (Incorporated by reference to Exhibit 10.2 contained in Registrant’s Report on Form 10-Q dated May 14, 2010)
10.11	Mortgage and Security Agreement between Harris N.A. and the Company dated April 29, 2010 (Incorporated by reference to Exhibit 10.3 contained in Registrant’s Report on Form 10-Q dated May 14, 2010)
10.12	Security Agreement between Harris N.A. and the Company dated April 29, 2010 (Incorporated by reference to Exhibit 10.4 contained in Registrant’s Report on Form 10-Q dated May 14, 2010)
10.13	Pledge Agreement between Harris N.A. and the Company dated April 29, 2010 (Incorporated by reference to Exhibit 10.5 contained in Registrant’s Report on Form 10-Q dated May 14, 2010)
10.14	Trademark License Agreement between S.C. Johnson & Son, Inc. and CTI Industries Corporation dated December 14, 2011.
14	Code of Ethics (Incorporated by reference to Exhibit contained in the Registrant’s Form 10-K/A Amendment No. 2, as filed with the Commission on October 8, 2004)
21	Subsidiaries (description incorporated in Form 10-K under Item No. 1)
23.1	Consent of Independent Registered Public Accounting Firm, Blackman Kallick, LLP
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith)
31

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

(a)	The Exhibits listed in subparagraph (a)(3) of this Item 15 are attached hereto unless incorporated by reference to a previous filing.
(b)	The Schedule listed in subparagraph (a)(2) of this Item 15 is attached hereto.

32

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 29, 2012.

CTI INDUSTRIES CORPORATION
By:	/s/ Howard W. Schwan
Howard W. Schwan, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Howard W. Schwan Howard W. Schwan	President and Director	March 29, 2012

/s/ John H. Schwan John H. Schwan	Chairman and Director	March 29, 2012

/s/ Stephen M. Merrick Stephen M. Merrick	Executive Vice President, Secretary, Chief Financial Officer and Director	March 29, 2012

/s/ Timothy S. Patterson Timothy S. Patterson	Controller, Vice President of Finance Administration	March 29, 2012

/s/ Stanley M. Brown Stanley M. Brown	Director	March 29, 2012

/s/ Bret Tayne Bret Tayne	Director	March 29, 2012

/s/ John I. Collins John I. Collins	Director	March 29, 2012

/s/ Phil Roos Phil Roos	Director	March 29, 2012

33

EXHIBIT INDEX

Exhibit
Number	Document

3.1	Third Restated Certificate of Incorporation of CTI Industries Corporation (Incorporated by reference to Exhibit A contained in Registrant’s Schedule 14A Definitive Proxy Statement for solicitation of written consent of shareholders, as filed with the Commission on October 25, 1999)
3.2	By-Laws of CTI Industries Corporation (Incorporated by reference to Exhibit 3.2, contained in Registrant’s Form SB-2 Registration Statement (File No. 333-31969) effective November 5, 1997)
4.1	Form of CTI Industries Corporation’s common stock certificate (Incorporated by reference to Exhibit 4.1, contained in Registrant’s Form SB-2 Registration Statement (File No. 333-31969) effective November 5, 1997)
10.1	CTI Industries Corporation 1999 Stock Option Plan (Incorporated by reference to Appendix A contained in Registrant’s Schedule 14A Definitive Proxy Statement, as filed with the Commission on March 26, 1999)
10.2	CTI Industries Corporation 2001 Stock Option Plan (Incorporated by reference to Appendix E contained in Registrant’s Schedule 14A Definitive Proxy Statement, as filed with the Commission on May 21, 2001)
10.3	CTI Industries Corporation 2002 Stock Option Plan (Incorporated by reference to Appendix A contained in Registrant’s Schedule 14A Definitive Proxy Statement, as filed with the Commission on May 15, 2002)
10.4	CTI Industries Corporation 2007 Stock Incentive Plan (Incorporated by reference to Appendix A contained in Registrant’s Schedule 14A Definitive Proxy Statement, as filed with the Commission on April 30, 2007)
10.5	CTI Industries Corporation 2009 Stock Incentive Plan (Incorporated by reference to Schedule A contained in Registrant’s Schedule 14A Definitive Proxy Statement, as filed with the Commission on April 30, 2009)
10.6	Employment Agreement dated June 30, 1997, between CTI Industries Corporation and Howard W. Schwan (Incorporated by reference to Exhibit 10.9, contained in Registrant’s Form SB-2 Registration Statement (File No. 333-31969) effective November 5, 1997)
10.7	License Agreement between Rapak, LLC and the Company dated April 28, 2006 (Incorporated by reference to Exhibit 10.1 contained in Registrant’s Report on Form 8-K dated May 3, 2006)
34

10.8	Supply and License Agreement among Registrant and S.C. Johnson & Son, Inc. dated February 1, 2008 (Incorporated by reference to Exhibit 10.1 contained in Registrant’s Report on Form 8-K/A dated March 19, 2008)
10.9	Amendment to the License Agreement between Rapak, LLC and the Company dated May 6, 2008 (Incorporated by reference to Exhibit 10.1 contained in Registrant’s Report on Form 8-K dated May 8, 2008)
10.10	Credit Agreement between Harris N.A. and CTI Industries Corporation dated April 29, 2010 (Incorporated by reference to Exhibit 10.2 contained in Registrant’s Report on Form 10-Q dated May 14, 2010)
10.11	Mortgage and Security Agreement between Harris N.A. and the Company dated April 29, 2010 (Incorporated by reference to Exhibit 10.3 contained in Registrant’s Report on Form 10-Q dated May 14, 2010)
10.12	Security Agreement between Harris N.A. and the Company dated April 29, 2010 (Incorporated by reference to Exhibit 10.4 contained in Registrant’s Report on Form 10-Q dated May 14, 2010)
10.13	Pledge Agreement between Harris N.A. and the Company dated April 29, 2010 (Incorporated by reference to Exhibit 10.5 contained in Registrant’s Report on Form 10-Q dated May 14, 2010)
10.14	Trademark License Agreement between S.C. Johnson & Son, Inc. and CTI Industries Corporation dated December 14, 2011.
14	Code of Ethics (Incorporated by reference to Exhibit 14 contained in the Registrant’s Form 10-K/A Amendment No. 2, as filed with the Commission on October 8, 2004)
21	Subsidiaries (description incorporated in Form 10-K under Item No. 1)
23.1	Consent of Independent Registered Public Accounting Firm, Blackman Kallick, LLP
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith)
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

35

CTI Industries Corporation

and Subsidiaries

Consolidated Financial Statements

Years ended December 31, 2011 and 2010

Contents

Consolidated Financial Statements:
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets as of December 31, 2011 and 2010	F-2
Consolidated Statements of Income for the years ended December 31, 2011 and 2010	F-3
Consolidated Statements of Stockholders’ Equity and Comprehensive (Loss) Income for the years ended December 31, 2011 and 2010	F-4
Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010	F-5
Notes to Consolidated Financial Statements for the years ended December 31, 2011 and 2010	F-6

Financial Statement Schedule:
Schedule II – Valuation and Qualifying Accounts for the years ended December 31, 2011 and 2010	F-31

All other schedules for which a provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

CTI Industries Corporation

We have audited the accompanying consolidated balance sheets of CTI Industries Corporation and Subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive (loss) income and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the Index at item 15(a). These consolidated financial statements and consolidated schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CTI Industries Corporation and Subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Blackman Kallick, LLP

Chicago, Illinois

March 29, 2012

CTI Industries Corporation and Subsidiaries

Consolidated Balance Sheets

	December 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents (VIE $11,000 and $38,000, respectively)	$338,523	$761,874
Accounts receivable, (less allowance for doubtful accounts of $70,000 and $59,000 respectively)	7,091,194	8,533,626
Inventories, net	13,338,317	10,368,037
Net deferred income tax asset	760,241	750,485
Prepaid expenses (VIE $10,000 and $0, respectively)	1,345,223	582,025
Other current assets (VIE $83,000 and $0, respectively)	427,471	430,042

Total current assets	23,300,969	21,426,089

Property, plant and equipment:
Machinery and equipment	24,333,989	22,900,460
Building	3,329,174	3,260,201
Office furniture and equipment	3,022,719	2,718,425
Intellectual property	432,070	345,092
Land	250,000	250,000
Leasehold improvements	415,663	443,630
Fixtures and equipment at customer locations	2,629,902	2,629,902
Projects under construction (VIE $0 and $587,000, respectively)	502,021	1,601,682
	34,915,538	34,149,392
Less : accumulated depreciation and amortization	(26,071,629)	(24,489,624)

Total property, plant and equipment, net	8,843,909	9,659,768

Other assets:
Deferred financing costs, net	42,986	63,634
Goodwill	1,033,077	1,033,077
Net deferred income tax asset	197,243	360,830
Other assets (due from related party $79,000 and $213,000, respectively)	197,338	317,990

Total other assets	1,470,644	1,775,531

TOTAL ASSETS	$33,615,522	$32,861,388

LIABILITIES AND EQUITY
Current liabilities:
Checks written in excess of bank balance	$154,501	$692,141
Trade payables (VIE $0 and $58,000, respectively)	6,359,757	4,307,358
Line of credit (VIE $0 and $700,000, respectively)	7,298,363	8,225,900
Notes payable - current portion (VIE $91,000 and $0, respectively)	362,927	276,667
Notes payable - officers, current portion, net of debt discount of $0 and $5,000	1,424,923	1,410,807
Capital lease - current portion	2,559	5,117
Notes Payable Affiliates - current portion	6,718	6,754
Accrued liabilities	2,079,246	3,027,298

Total current liabilities	17,688,994	17,952,042

Long-term liabilities:
Notes Payable - Affiliates	134,919	155,648
Notes payable, net of current portion (VIE $687,000 and $0, respectively)	3,932,032	2,611,127
Capital Lease	426	2,559
Notes payable - officers, subordinated	103,656	360,351
Total long-term liabilities	4,171,033	3,129,685

Equity:
CTI Industries Corporation stockholders' equity:
Preferred Stock -- no par value 2,000,000 shares authorized
0 shares issued and outstanding	-	-
Common stock - no par value, 5,000,000 shares authorized,
3,276,633 and 3,209,475 shares issued and 3,137,348 and 2,808,720
outstanding, respectively	13,704,890	13,394,940
Paid-in-capital	950,968	817,138
Accumulated deficit	(368,122)	(693,651)
Accumulated other comprehensive loss	(2,285,679)	(1,592,798)
Less: Treasury stock, 72,127 shares	(141,289)	(141,289)

Total CTI Industries Corporation stockholders' equity	11,860,768	11,784,340

Noncontrolling interest	(105,273)	(4,679)

Total Equity	11,755,495	11,779,661

TOTAL LIABILITIES AND EQUITY	$33,615,522	$32,861,388

ee accompanying notes to consolidated financial statements

CTI Industries Corporation and Subsidiaries

Consolidated Statements of Operations

	For the Year Ended December 31,
	2011	2010

Net Sales	$47,171,498	$47,747,611

Cost of Sales	37,965,245	37,145,439

Gross profit	9,206,253	10,602,172

Operating expenses:
General and administrative	5,278,507	4,921,457
Selling	910,882	914,698
Advertising and marketing	1,579,162	1,719,509

Total operating expenses	7,768,551	7,555,664

Income from operations	1,437,702	3,046,508

Other (expense) income:
Interest expense	(794,152)	(936,769)
Interest income	21,041	17,599
Foreign currency gain (loss)	38,169	(31,382)

Total other expense, net	(734,942)	(950,552)

Income before taxes	702,760	2,095,956

Income tax expense	319,444	342,688

Net Income	383,316	1,753,268

Less: Net loss attributable to noncontrolling interest	(100,594)	(74,250)

Net income attributable to CTI Industries Corporation	$483,910	$1,827,518

Other Comprehensive Income
Unrealized gain on derivative instruments	$-	$188,615
Foreign currency adjustment	(692,881)	22,029
Comprehensive (loss) income attributable to CTI Industries Corporation	$(208,971)	$2,038,162

Basic income per common share	$0.15	$0.61

Diluted income per common share	$0.15	$0.60

Weighted average number of shares and equivalent shares
of common stock outstanding:
Basic	3,138,958	2,981,188

Diluted	3,181,102	3,039,442

See accompanying notes to consolidated financial statements

CTI Industries Corporation and Subsidiaries
Consolidated Statements of Stockholders' Equity and Comprehensive (Loss) Income

	CTI Industries Corporation
				Value of warrants		Accumulated
				issued in		Other	Less
	Common Stock		Paid-in	connection with	Accumulated	Comprehensive	Treasury Stock		Noncontrolling
	Shares	Amount	Capital	subordinated debt	Deficit	Loss	Shares	Amount	Interest	TOTAL
Balance, December 31, 2009	2,808,720	$3,764,020	$8,693,946	$443,313	$(2,206,728)	$(1,803,442)	(70,657)	$(128,446)	16,558	$8,779,221

Adjustment to Paid-in-Capital for no-par shares		$8,007,819	$(8,007,819)							$-

Compensation relating to Option Issuance			$71,992							$71,992

Compensation relating to Stock Grants	14,250		$59,019							$59,019

Options Exercised	76,989	$215,526								$215,526

Stock exchanged for cashless exercise of options	(10,723)	$(62,730)					(1,470)	$(12,843)		$(75,573)

Warrants Exercised	343,030	$1,191,999								$1,191,999

Stock exchanged for cashless exercise of warrants	(22,791)	$(165,007)								$(165,007)

Reclass value of warrants exercised in connection with subordinated debt		$443,313		$(443,313)						$-

Dividends Declared					$(314,441)					$(314,441)

Net Income					$1,827,518				$(74,250)	$1,753,268

Noncontrolling interest in subsidiary									$53,013	$53,013

Other comprehensive income, net of taxes
Adjustment to accumulated balance on swap termination						$188,615				$188,615
Foreign currency translation						$22,029				$22,029
Total comprehensive income										$1,963,912

Balance, December 31, 2010	3,209,475	$13,394,940	$817,138	$-	$(693,651)	$(1,592,798)	(72,127)	$(141,289)	$(4,679)	$11,779,661

Stock Purchase	63,158	$300,000								$300,000

Compensation relating to Option Issuance			$133,830							$133,830

Options Exercised	4,000	$9,950								$9,950

Dividends Declared					$(158,381)					$(158,381)

Net Income					$483,910				$(100,594)	$383,316

Other comprehensive income, net of taxes
Foreign currency translation						$(692,881)				$(692,881)
Total comprehensive income										$(309,565)

Balance, December 31, 2011	3,276,633	$13,704,890	$950,968	$-	$(368,122)	$(2,283,682)	(72,127)	$(141,289)	$(105,273)	$11,755,495

CTI Industries Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2011	2010

Cash flows from operating activities:
Net income	$383,316	$1,753,268
Adjustment to reconcile net income to cash
provided by operating activities:
Depreciation and amortization	1,804,049	1,909,497
Amortization of debt discount	5,042	90,994
Change in value of swap agreement	158,090	-
Stock based compensation	133,830	131,010
Provision for losses on accounts receivable	20,714	8,219
Provision for losses on inventories	8,032	41,742
Deferred income taxes	153,830	(43,104)
Change in assets and liabilities:
Accounts receivable	1,144,953	(1,092,959)
Inventories	(3,308,400)	(626,056)
Prepaid expenses and other assets	(753,267)	(336,137)
Trade payables	2,218,733	1,099,336
Accrued liabilities	(1,150,949)	279,854

Net cash provided by operating activities	817,973	3,215,664

Cash flows from investing activities - purchases of property, plant and equipment	(1,106,907)	(2,007,286)
Cash received from investment in subsidiary	-	42,299

Net cash used in investing activities	(1,106,907)	(1,964,987)

Cash flows from financing activities:
Change in checks written in excess of bank balance	(535,524)	(44,012)
Net change in revolving line of credit	(208,251)	(72,771)
Repayment of long-term debt (related parties $268,000 and $432,000)	(506,272)	(1,721,084)
Proceeds from issuance of debt	970,523	726,965
Proceeds from exercise of stock options and warrants	9,950	139,947
Proceeds from issuance of stock, net	300,000	-
Dividends paid	(158,381)	(314,441)
Cash paid for deferred financing fees	(7,510)	(90,066)

Net cash used in financing activities	(135,465)	(1,375,462)

Effect of exchange rate changes on cash	1,048	16,213

Net decrease in cash and cash equivalents	(423,351)	(108,572)

Cash and cash equivalents at beginning of year	761,874	870,446

Cash and cash equivalents at end of year	$338,523	$761,874

Supplemental disclosure of cash flow information:
Cash payments for interest	$767,965	$855,738

Cash payments for taxes	$42,250	$116,054

Supplemental Disclosure of non-cash investing and financing activity
Exercise of Warrants and payment of Subordinated Debt	$-	$1,027,000

Exercise of Options and Warrants by Surrender of Shares	$-	$240,579

Property, Plant & Equipment acquisitions funded by liabilities	$49,248	$35,020

Inventory used as investment in subsidiary	$-	$101,400

Reclassification of Line of Credit to Long-Term Debt	$700,000	$-

See accompanying notes to consolidated financial statements

Notes to Consolidated Financial Statements Years Ended

December 31, 2011 and 2010

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

Light machinery consists of forklifts, scissor lifts, and other warehouse machinery. Heavy machinery consists of production equipment including laminating, printing and converting equipment. Projects in process represent those costs capitalized in connection with construction of new assets and/or improvements to existing assets including a factor for interest on funds committed to projects in process of $25,000 and $17,000 for the years ended December 31, 2011 and 2010, respectively. Upon completion, these costs are reclassified to the appropriate asset class.

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

The Company accounts for derivative instruments in accordance with GAAP USA, which requires that all derivative instruments be recognized on the balance sheet at fair value. We enter into interest rate swaps to fix the interest rate on a portion of our variable interest rate debt to reduce the potential volatility in our interest expense that would otherwise result from changes in market interest rates. Our derivative instruments are recorded at fair value and are included in accrued liabilities of our consolidated balance sheet. Our accounting policies for these instruments are based on whether they meet our criteria for designation as hedging transactions, which include the instrument’s effectiveness, risk reduction and, in most cases, a one-to-one matching of the derivative instrument to our underlying transaction. Gains and losses from changes in fair values of derivatives that are not designated as hedges for accounting purposes are recognized in the consolidated statement of operations. We have no derivative financial instruments designated as hedges. Therefore, changes in fair value for the respective periods were recognized in the consolidated statement of operations.

Goodwill

The Company applies the provisions of GAAP USA, under which goodwill is tested at least annually for impairment. Goodwill on the accompanying balance sheets relates to the Company’s acquisition of Flexo Universal in a prior year as well as the investment in CTI Europe during the current reporting period. It is the Company’s policy to perform impairment testing for Flexo Universal annually as of December 31, or as circumstances change. An annual impairment review was completed and no impairment was noted for the years ended December 31, 2011 and 2010 (see Note 16). While the Company believes that its estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect these evaluations.

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

Income Taxes

The Company accounts for income taxes using the liability method. As such, deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Deferred tax assets and liabilities are measured using enacted tax rates expected to be in effect when the anticipated reversal of these differences is scheduled to occur. Deferred tax assets are reduced by a valuation allowance when, management cannot determine, in its opinion, that it is more likely than not that the Company will recover that recorded value of the deferred tax asset. The Company is subject to U.S. Federal, state and local taxes as well as foreign taxes in the United Kingdom, Germany and Mexico. U.S. income tax expense and foreign withholding taxes are provided on remittances of foreign earnings and on unremitted foreign earnings that are not indefinitely reinvested.

Unrecognized tax benefits are accounted for as required by GAAP USA which prescribes a more likely than not threshold for financial statement presentation and measurement of a tax position taken or expected to be taken in a tax return.  See Note 11 for further discussion.

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

Research and Development

The Company conducts product development and research activities which include (i) creative product development and (ii) engineering. During the years ended December 31, 2011 and 2010, research and development activities totaled $728,000 and $443,000, respectively.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expenses amounted to $63,000 and $203,000 for the years ended December 31, 2011 and 2010, respectively.

3. New Accounting Pronouncements

In September 2011, the FASB issued Accounting Standards Update No. 2011-08 (“ASU 2011-08”) Intangibles – Goodwill and Other (Topic 350). Under ASU 2011-08, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test. Under ASU 2011-08, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We do not expect that ASU 2011-08 will have a material impact on our financial statements or related disclosures.

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

4. Fair Value Disclosures; Derivative Instruments

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of the input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The following table presents information about the Company’s liabilities measured at fair value on a recurring basis as of December 31, 2011 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

	Amount as of
Description	12/31/2011	Level 1	Level 2	Level 3

Interest Rate Swap 2011	$141,000	$-	$141,000	$-

	$141,000		$141,000

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

On July 1, 2011, we entered into a swap agreement with BMO Capital Markets with respect to $6,780,000 of our loan balances with Harris. This swap agreement limits the Company’s exposure to interest rate fluctuations on the Company’s floating rate loans. The swap agreement has the effect of fixing the interest rate on the loan balances covered by the swap at 4.65% per annum. The swap agreement is a derivative financial instrument and we determine and record the fair value of the swap agreement each quarter. This value is recorded on the balance sheet of the Company and the amount of the unrealized gain or loss for each period is recorded as interest income or expense on the statement of operations, as the swap is not designated as a hedge for accounting purposes.

Fair Values of Derivative Instruments in the Consolidated Balance Sheets
		Liability Derivatives
As of	December 31	2011		2010
	Derivatives not designated as hedging instruments under Statement 133	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	Interest Rate Contracts	Accrued Liabilities	$ 141,000	Accrued Liabilities	$ -

The Effect of Derivative Instruments on the Consolidated Statements of Operations
for the 12 month
period ending	December 31	2011		2010
	Derivatives not Designated as Hedging Instruments under Statement 133	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
	Interest Rate Contracts	Interest Expense	* $ (181,000)	Interest Expense	** $(208,000)

* Includes interest of $41,000 associated with variances between fixed and variable rates.

** Designated as a cash flow hedge.

5. Other Comprehensive (Loss) Income

The following table sets forth the tax effects of components of other comprehensive (loss) income and the accumulated balance of other comprehensive (loss) income and each component.

Tax Effects Allocated to Each Component of Other Comprehensive (Loss) Income
for the years ended December 31, 2011 and 2010

Tax
	Before-Tax	(Expense)	Net-of-Tax
	Amount	or Benefit	Amount
2011
Foreign currency translation adjustments	$ (692,881)	$ -	$ (692,881)
Unrealized gain on derivative instruments	-	-	-
Other comprehensive loss	$ (692,881)	$ -	$ (692,881)

Tax
	Before-Tax	(Expense)	Net-of-Tax
	Amount	or Benefit	Amount
2010
Foreign currency translation adjustments	$ 22,029	$ -	$ 22,029
Unrealized gain on derivative instruments	188,615	-	188,615
Other comprehensive income	$ 210,644	$ -	$ 210,644

Accumulated Other Comprehensive (Loss) Income Balances as of December 31, 2011
Accumulated
	Foreign	Unrealized	Other
	Currency	Gain (Loss) on	Comprehensive
	Items	Derivatives	Income (Loss)
Beginning balance	$ (1,592,798)	$ -	$ (1,592,798)
Current period change	(692,881)	-	(692,881)
Ending balance	$ (2,285,679)	$ -	$ (2,285,679)

Accumulated Other Comprehensive (Loss) Income Balances as of December 31, 2010
Accumulated
	Foreign	Unrealized	Other
	Currency	Gain (Loss) on	Comprehensive
	Items	Derivatives	Income (Loss)
Beginning balance	$ (1,614,827)	$ (188,615)	$ (1,803,442)
Current period change	22,029	188,615	210,644
Ending balance	$ (1,592,798)	$ -	$ (1,592,798)

For the years ended December 31, 2011 and 2010, no tax benefit has been recorded on the foreign currency translation adjustments, as such amounts would result in a deferred tax asset and the associated long-term intercompany balances are not currently expected to be repaid in the foreseeable future.

6. Major Customers

For the year ended December 31, 2011, the Company had three customers that accounted for approximately 28.8%, 12.2% and 9.4% of consolidated net sales. In 2010, the top three customers accounted for approximately 28.7%, 14.2% and 12.3%. At December 31, 2011, the outstanding accounts receivable balances due from these three customers were $2,390,000, $746,000 and $0, respectively. At December 31, 2010, the outstanding accounts receivable balances due from these three customers were $3,599,000, $389,000 and $224,000, respectively.

7. Inventories

Inventories are stated at the lower of cost or market. Cost is determined using standard costs which approximate costing determined on a first-in, first out basis. Standard costs are reviewed and adjusted periodically and at year end based on actual direct and indirect production costs. On a periodic basis, the Company reviews its inventory for estimated obsolescence or unmarketable items, primarily by reviewing future demand requirements and shelf life of the product.

Inventories are comprised of the following:

	December 31, 2011	December 31, 2010
Raw materials	$3,027,000	$2,588,000
Work in Process	1,503,000	685,000
Finished Goods	9,193,000	7,471,000
Allowance for excess quantities	(384,000)	(376,000)
Total inventories	$13,339,000	$10,368,000

8.	Notes Payable and Capital Leases

Long term debt consists of:

	Dec. 31, 2011	Dec. 31, 2010

Term Loan with Barrington Bank, payable in monthly installments of $11,000 amortized over 7 years, interest at 6.25%, balance due May 2016, which uses balloon production and related equipment as collateral.	$779,000	$-
Term Loan with Harris, payable in monthly installments of $58,333 plus interest at prime (3.25%) plus a premium rate (based on loan covenants) of 0.50% (3.75%) at December 31, 2010 (amortized over 10 months), balance due January 31, 2011.	-	117,000
Mortgage Loan with Harris, payable in monthly installments of $7,778 plus interest at prime (3.25%) plus a premium rate (based on loan covenants) of 0.75% (4.00%) and 0.50% (3.75%) at December 31, 2011 and 2010, respectively (amortized over 25 years), balance due April 30, 2013.	2,178,000	2,271,000
Equipment Loan with Harris, payable in monthly installments of $22,323 beginning May 2012 plus interest at prime (3.25%) plus a premium rate (based on loan covenants) of 0.75% (4.00%) at December 31, 2011, (amortized over 60 months), balance due April 30, 2013. (2010) Equipment Loan with Harris, payable in monthly installments of $8,333 beginning May 2011 plus interest at prime (3.25%) plus a premium rate (based on loan covenants) of 0.50% (3.75%) at December 31, 2010, (amortized over 60 months), balance due April 30, 2013.	1,339,000	500,000
Capital Lease with Yale Financial Services, payable in monthly installments of $574 (amortized over 5 years).	3,000	8,000
Subordinated Notes (Officers) due on demand, interest at 9% (see Notes 10, 14).	33,000	33,000
Subordinated Notes (Officers) due on demand, interest at 8% (see Notes 10, 14).	795,000	795,000
Subordinated Notes (Officers) due on demand, interest at prime (3.25%) plus 2% (5.25%) at December 31, 2011 and 2010, net of debt discount of $0 and $5,000 at December 31, 2011 and 2010, respectively (See Note 10).	597,000	592,000
Subordinated Notes (Officers) due 2013, interest at 8.5% (see Note 10).	104,000	351,000
Notes Payable (Affiliates) due 2015, interest at prime (3.25%) plus 0.25% (3.50%) at December 31, 2011 and 2010.	28,000	28,000
Notes Payable (Affiliates) due 2021, interest at 11.75%.	112,000	134,000
Total long-term debt	5,968,000	4,829,000
Less current portion	(1,797,000)	(1,692,000)
Total Long-term debt, net of current portion	$4,171,000	$3,137,000

On April 29, 2010, the Company entered into a Credit Agreement and associated documents with Harris N.A. (“Harris”) under which Harris agreed to extend to the Company a credit facility in the aggregate amount of $14,417,000. The facility includes (i) a Revolving Credit providing for maximum advances to the Company, and letters of credit, based upon the level of availability measured by levels of eligible receivables and inventory of the Company of $9,000,000, (ii) an Equipment Loan of up to $2,500,000 providing for loans for the purchase of equipment, (iii) a Mortgage Loan of $2,333,350, and (iv) a Term Loan in the amount of $583,333. The amount we can borrow on the Revolving Credit includes 85% of eligible accounts and 60% of eligible inventory (up to a maximum of $9,000,000). The Mortgage Loan is amortized over a term of 25 years. The maturity date of the facility is April 30, 2013. As of December 31, 2011 the balance outstanding on the Revolving Line of credit with Harris was $7,144,000, which bears interest of 4%, leaving an available balance of $2,106,000.

On April 30, 2010, the loan transaction was closed and loan advances were made by Harris in the aggregate amount of $11,964,739 to pay off all loan balances and lease obligations of the Company with RBS Citizens, N.A. and RBS Asset Finance, Inc. The advances included $8,548,000 under the Revolving Credit and $500,000 under the Equipment Loan.

Certain terms of the loan agreement, as amended, include:

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

As of December 31, 2011, the Company was in compliance with these covenants.

John H. Schwan and Stephen M. Merrick each, as officers, directors and principal shareholders of the Company have each personally guaranteed the obligations of the Company to Harris up to $1,750,000. In the agreement, the amount of the maximum liability to each decreases to $1,500,000 if the senior leverage ratio requirement is met. At December 31, 2011 and 2010, the Company had met this requirement (see Note 14).

Future minimum principal payments for amounts outstanding under these long-term debt agreements for each of the years ended December 31 are:

2012	$1,797,000
2013	3,356,000
2014	118,000
2015	158,000
2016	396,000
Thereafter	143,000
Total	$5,968,000

9.	Current Liabilities

As of December 31, 2011 and 2010, Accrued Liabilities include $139,000 and $137,000 in payroll accruals, respectively.

10.	Subordinated Debt

In February 2003, the Company received $1,630,000 from certain shareholders in exchange for (i) 9% subordinated notes and (ii) five year warrants to purchase 163,000 common shares at $4.87 per share. The proceeds were to (i) re-finance the bank loan of CTI Mexico in the amount of $880,000 and (ii) to provide financing for CTI Mexico and Flexo Universal. The value of the warrants was $460,000 calculated using Black-Scholes option pricing formula. The Company applied the discount against the subordinated debt. The discount wasamortized using the effective interest method to interest expense over the term of the debt. These loans are subordinated to the bank debt of the Company. On February 8, 2008 those shareholders exercised these warrants in exchange for a reduction on these notes of $794,000. The remaining balance of $33,000 is due on demand.

In February 2006, the Company received $1,000,000 from certain shareholders in exchange for (i) five year subordinated notes bearing interest at 2% over the prime rate determined on a quarterly basis and (ii) five year warrants to purchase an aggregate of 303,030 shares of common stock of the Company at the price of $3.30 per share. The proceeds were to fund capital improvements and give additional liquidity to the Company. The value of the warrants was $443,000 using the Black-Scholes option pricing formula. The Company applied the discount against the subordinated debt. The discount wasamortized using the effective interest method to interest expense over the term of the debt. These loans are subordinated to the bank debt of the Company. On May 28, 2010, these shareholders exercised all of these warrants in exchange for note indebtedness. The remaining balance of $597,000 is due on demand.

At various times from 2003 to 2005, certain shareholders loaned an aggregate of $814,000 to the Company in exchange for notes bearing interest at an annual rate of 8%. These notes are subordinated to the bank loan of the Company. The remaining balance of $795,000 is due on demand.

At various times from 2003 to 2006, certain shareholders loaned amounts to the Company in exchange for notes bearing interest of 8.5%.  These notes are subordinated to the bank loan of the Company.  The remaining balance of $104,000 is due in 2013.

11.	Income Taxes

The income tax provisions are comprised of the following: :

	Dec. 31 2011	Dec. 31 2010
Current:
Federal	$-	$-
State	15,851	-
Foreign	149,763	385,792
	$165,614	$385,792

Deferred
Federal	$228,524	$(43,104)
State	-	-
Foreign	(74,694)	-
	153,830	(43,104)
Total Income Tax Provision	$319,444	$342,688

The components of the net deferred tax asset at December 31 are as follows:

	2011	2010
Deferred tax assets:
Allowance for doubtful accounts	$11,682	$13,748
Inventory allowances	181,170	141,244
Accrued liabilities	70,765	92,095
Unicap 263A adjustment	151,625	145,035
Net operating loss carryforwards	955,717	975,327
Alternative minimum tax credit carryforwards	351,619	351,619
State investment tax credit carryforward	30,512	30,512
Foreign tax credit carryforward	298,635	298,636
Other foreign tax items	246,473	247,035
Foreign asset tax credit carryforward	-	(80,368)
Total deferred tax assets	2,298,198	2,214,883
Deferred tax liabilities:
Book over tax basis of capital assets	(1,175,615)	(943,582)
Other foreign tax items	(165,099)	(159,986)
Net deferred tax assets	$957,484	$1,111,315

The Company maintained a valuation allowance with respect to deferred tax assets as a result of the uncertainty of ultimate realization as of December 31, 2009. At December 31, 2011 and 2010, the Company believes that it is more likely than not that it will utilize all of its net operating loss carry forwards and no longer requires a valuation allowance. The Company has a net operating loss carryforwards of approximately $2,730,000 expiring in various years through 2025. In addition, the Company has approximately $352,000 of alternative minimum tax credits as of December 31, 2011, which have no expiration date.

Income tax provisions differed from the taxes calculated at the statutory federal tax rate as follows:

	Years Ended December 31,
	2011	2010
Taxes at statutory rate	$245,966	$733,585
State income taxes	43,395	100,983
Nondeductible expenses	57,772	55,871
Decrease in deferred tax valuation allowance	-	(528,988)
Foreign taxes and other	(27,689)	(18,763)
Income tax provision	$319,444	$342,688

The Company files tax returns in the U.S. federal and U.K, Germany and Mexico foreign tax jurisdictions and various state jurisdictions. The tax years 2006 through 2010 remain open to examination. Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. During the twelve months ended December 31, 2011 and 2010, the Company did not recognize expense for interest or penalties, and do not have any amounts accrued at December 31, 2011 and 2010, as the Company does not believe it has taken any uncertain tax positions.

12.	Notes Payable Affiliates

Items identified as Notes Payable Affiliates in the Company's Consolidated Balance Sheet as of December 31, 2011 include loans by shareholders to Flexo Universal totaling $112,000 as well as a loan to CTI Europe totaling $27,000.  The remaining balance of $1,000 represents loans from a number of various employees of Flexo Universal.

13. Employee Benefit Plan

The Company has a defined contribution plan for substantially all employees. Profit sharing contributions may be made at the discretion of the Board of Directors. Effective January 1, 2006, the Company amended its defined contribution plan. Under the amended plan, the maximum contribution for the Company is 4% of gross wages. Employer contributions to the plan totaled $113,000 and $106,000 for the years ended December 31, 2011 and 2010, respectively.

14.	Related Party Transactions

Stephen M. Merrick is of counsel to a law firm from which we received legal services during the year. Mr. Merrick is both a director and a shareholder of the Company. Legal fees paid to this firm were $127,000 and $154,000 for the years ended December 31, 2011 and 2010, respectively.

John H. Schwan, Chairman of the Company, is a principal of Shamrock Packaging and affiliated companies. The Company made payments for of packaging materials, rent and temporary employees from Shamrock of approximately $2,019,000 and $2,076,000 during the years ended December 31, 2011 and 2010, respectively.

John H. Schwan, Chairman of the Company, is an owner of White Horse Production, Inc. The Company made payments for website services from White Horse of approximately $15,000 and $21,000 during the years ended December 31, 2011 and 2010, respectively.

John H. Schwan, Chairman of the Company, and Howard W. Schwan, President of the Company, are the brothers of Gary Schwan, an owner of Schwan Incorporated which provides building maintenance and remodeling services to the Company. The Company made payments to Schwan Incorporated of approximately $37,000 and $44,000 during the years ended December 31, 2011 and 2010, respectively.

During the period from January 2003 to the present, John H. Schwan, Chairman of the Company, and Stephen M. Merrick, Executive Vice President and Chief Financial Officer, have made loans to the Company and to Flexo which have outstanding balances, for the Company of $1,425,000 and $1,420,000 (net of discount of $0 and $5,000, respectively) and for Flexo of $104,000 and $351,000 as of December 31, 2011 and 2010, respectively.

During 2011 and 2010, interest expense to these individuals on these outstanding loans was $112,000 and $217,000, respectively (see Notes 10 and 12).

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

Other Assets include amounts due to the Company from its employees. As of December 31, 2011 and 2010, the balance outstanding on these amounts was $29,000 and $213,000, respectively.

Items identified as Notes Payable Affiliates in the Company's Consolidated Balance Sheet as of December 31, 2011 include loans by shareholders to Flexo Universal totaling $112,000 as well as a loan to CTI Europe totaling $27,000.  The remaining balance of $1,000 represents loans from a number of various employees of Flexo Universal (see Note 12).

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

Title to the equipment remains in the name of VLM. VLM leases the equipment to Flexo Universal under a three-year lease under which Flexo Universal will pay to VLM rental payments at the rate of approximately $9,000 per month and will have the right to purchase the equipment from VLM at the expiration of the lease at fair market value. The Company has not provided any guarantees related to VLUS or VLM and no creditors of the variable interest entities have recourse to the general credit of the Company as a result of including VLUS & VLM in the consolidated financial statements.

The accounts of VLM and VLUS have been consolidated with the accounts of the Company for 2011 and 2010 and will be consolidated in the future.

	Dec. 31, 2011	Dec. 31, 2010
Current Assets	$104,926	$132,576
Property, plant and equipment, net	550,315	586,536
Other noncurrent assets	773,913	710,038
Total assets	$1,429,154	$1,429,150

Mortgages and other long-term debt payable	$1,488,285	$1,434,852
Total liabilities	$1,488,285	$1,434,852

16.	Goodwill

Under the provisions of GAAP USA, goodwill is subject to at least annual assessments for impairment by applying a fair-value based test. GAAP USA also requires that an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the asset can be sold, licensed, rented or exchanged, regardless of the acquirer’s intent to do so. The Company has no acquired intangible assets other than goodwill.

As of December 31, 2011 and 2010, we determined that the fair value of the Company’s interest in goodwill related to Flexo Universal as recorded was not impaired. The carrying amount of goodwill as of December 31, 2011 and 2010 was $989,000.

During 2010, the Company purchased an additional interest of $101,000 in its German subsidiary, CTI Europe, and recorded $44,000 of goodwill in the transaction.  We have determined that the fair value of the Company's interest in the goodwill related to CTI Europe was not impaired as of December 31, 2011 and 2010.

17.	Commitments

Operating Leases

The Company’s United Kingdom subsidiary maintains a lease for office and warehouse space which expires December 2014 at a cost of $5,000 per month. In August 2011, Flexo Universal entered into a 5-year lease to rent 73,000 square feet of warehouse and office space in Guadalajara, Mexico at the cost of $30,000 per month. In September 2010, the Company’s German subsidiary entered into a 3-year lease to rent approximately 3,000 square feet of office and warehouse space in Heusenstamm, Germany at a cost of $2,000 per month. The Company leases office and warehouse equipment under operating leases, which expire on various dates through September 2012. All of the Company’s lease payments are recognized on a straight-line basis as none of the leases have escalation clauses.

The net lease expense was $683,000 and $553,000 for the years ended December 31, 2011 and 2010, respectively.

The future aggregate minimum net lease payments under existing agreements as of December 31, are as follows:

2012	$866,000
2013	616,000
2014	597,000
2015	503,000
2016	269,000
Thereafter	-
Total	$2,851,000

Licenses

The Company has certain merchandising license agreements, which are of a one to two year duration that require royalty payments based upon the Company’s net sales of the respective products. The agreements call for guaranteed minimum commitments that are determined on a calendar year basis. Future guaranteed commitments due, as computed on a pro rata basis, as of December 31, are as follows:

2012	$152,000

18.	Stockholders’ Equity

Stock Options

The Company has adopted GAAP USA which requires all stock-based payments to employees, including grants of employee stock options, to be recognized in the consolidated financial statements based on their grant-date fair values.

The Compensation Committee administers the stock-based plans. The exercise price for Incentive Stock Options (“ISO”) cannot be less than the fair value of the stock subject to the option on the grant date (110% of such fair value in the case of ISOs granted to a stockholder who owns more than 10% of the Company’s Common Stock). The exercise price of a Non-Qualified Stock Options (“NQSO”) shall be fixed by the Compensation Committee at whatever price the Committee may determine in good faith. Unless the Committee determines otherwise, options beginning with the 2007 Plan generally have a 4-year term with a 3-year vesting schedule. Unless the Committee provides otherwise, options terminate upon the termination of a participant’s employment, except that the participant may exercise an option to the extent it was exercisable on the date of termination for a period of time after termination. Officers, directors and employees of, and consultants to the Company, or any parent or subsidiary corporation selected by the Committee, are eligible to receive options under the Plan. Subject to certain restrictions, the Committee is authorized to designate the number of shares to be covered by each award, the terms of the award, the date on which and the rates at which options or other awards may be exercised, the method of payment, vesting and other terms.

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

Dividend yield: The dividend yield is estimated to be 1.14%, based on the stock price at December 31, 2011.

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

The Company’s pre-tax income for the fiscal year ended December 31, 2011 and 2010 includes approximately $134,000 and $131,000, respectively, of compensation costs related to share-based payments. As of December 31, 2011, there is $197,000 of unrecognized compensation expense related to non-vested stock option grants. We expect approximately $88,000, $59,000, $41,000 and $9,000 to be recognized during 2012, 2013, 2014 and 2015, respectively.

On March 19, 1999, the Board of Directors approved for adoption, effective May 6, 1999, the 1999 Stock Option Plan (“1999 Plan”). The 1999 Plan authorizes the grant of options to purchase up to an aggregate of 158,733 shares of the Company’s Common Stock. As of December 31, 2010, 148,223 options have been granted under the 1999 Plan and were fully vested at the time of grant. During 2010, 25,786 options were exercised and no options remain outstanding as of December 31, 2010.

On April 12, 2001, the Board of Directors approved for adoption, effective December 27, 2001, the 2001 Stock Option Plan (“2001 Plan”). The 2001 Plan authorizes the grant of options to purchase up to an aggregate of 119,050 shares of the Company’s Common Stock. As of December 31, 2011, 139,958 options (including cancelled shares re-issued under the Plan) have been granted and were fully vested at the time of grant; 7,500 remain outstanding. No options were exercised during 2011.

On April 24, 2002, the Board of Directors approved for adoption, effective October 12, 2002, the 2002 Stock Option Plan (“2002 Plan”). The 2002 Plan authorizes the grant of options to purchase up to an aggregate of 142,860 shares of the Company’s Common Stock. As of December 31, 2011, 123,430 options have been granted and were fully vested at the time of grant; 27,500 remain outstanding. No options were exercised during 2011.

On June 22, 2007, the Board of Directors approved for adoption, effective October 1, 2007, the 2007 Stock Incentive Plan (“2007 Plan”). The 2007 Plan authorizes the grant of options to purchase up to an aggregate of 150,000 shares of the Company’s Common Stock. On October 1, 2007, the company issued 74,000 options under the 2007 Plan. During 2008, the company issued an additional 77,500 options under the 2007 Plan. Under this plan, 46,000 options remain outstanding all of which are fully vested. During 2011, 40,000 options expired, 3,750 options were cancelled and 4,000 options were exercised.

Also under the 2007 Plan, in January 2010, the Company granted 14,250 restricted shares. During 2010, 7,125 shares had their restriction expire and the remaining 7,125 shares will have their restriction expire during 2011, the value of these shares were determined using the market value of the Company’s shares on the day the shares were issued.

On April 10, 2009, the Board of Directors approved for adoption, and on June 5, 2009, the shareholders of the Company approved the 2009 Stock Incentive Plan (“2009 Plan”). The 2009 Plan authorizes the issuance of up to 250,000 shares of stock or options to purchase stock of the Company. As of December 31, 2011, 82,000 options have been granted; 81,500 remain outstanding of which 5,625 are vested and 75,875 are not vested. During 2011, 500 options were cancelled and 8,000 options were granted. Of the total outstanding options, 22,500 have vesting schedule A, 29,000 have vesting schedule B, and 30,000 have vesting schedule C. Vesting schedules for the 2009 Plan are as follows:

Vesting Schedule A		Vesting Schedule B		Vesting Schedule C
25%	12 months	33%	24 months	50%	48 months
50%	24 months	67%	36 months	100%	57 months
75%	36 months	100%	48 months
100%	48 months

The following is a summary of options exercised during the years ended December 31:

	2011		2010
		Intrinsic		Intrinsic
	Shares	Value	Shares	Value

1999 Plan Options	-	$ -	25,786	$ 15,333

2001 Plan Options	-	$ -	11,953	$ 56,448

2002 Plan Options	-	$ -	1,000	$ 2,630

2007 Plan Options	4,000	$ 9,750	38,250	$ 108,215

The following is a summary of the activity in the Company’s stock option plans and other options for the years ended December 31, 2011 and 2010, respectively:

	December 31, 2011		December 31, 2010
		Weighted Avg		Weighted Avg
	Shares	Exercise Price	Shares	Exercise Price
Exercisable, beginning of period	110,625	$3.36	180,269	$3.03
Granted	-	-	-	-
Vested	22,250	2.97	33,000	3.42
Exercised	(4,000)	2.49	(76,989)	2.80
Cancelled	(42,250)	4.78	(25,655)	2.78
Exercisable at the end of period	86,625	$2.61	110,625	$3.36

	December 31, 2011		December 31, 2010
		Weighted Avg		Weighted Avg
	Shares	Exercise Price	Shares	Exercise Price
Outstanding, beginning of period	202,750	$4.28	232,644	$3.04
Granted	8,000	5.96	74,000	6.19
Exercised	(4,000)	2.49	(76,989)	2.80
Cancelled	(44,250)	4.84	(26,905)	2.87
Outstanding at the end of period	162,500	$4.25	202,750	$4.61

At December 31, 2011, available options to grant were 87,500 under the 2009 Plan.

Significant option groups remained outstanding at December 31, 2011 and related weighted average grant date fair value, remaining life and intrinsic value information are as follows:

Options by	Options Outstanding					Options Vested
Grant Date	Shares	Wtd Avg	Remain. Life	Intrinsic Val	Shares	Wtd Avg	Remain. Life	Intrinsic Val
Dec 2005	35,000	$2.88	4.0	$52,500	35,000	$2.88	4.0	$52,500
Oct 2008	2,500	$4.97	0.8	$-	2,500	$4.97	0.8	$-
Nov 2008	43,500	$1.83	0.9	$111,066	43,500	$1.83	0.9	$111,066
Dec 2010	73,500	$6.13	4.0	$-	5,625	$5.97	4.0	$-
Jan 2011	8,000	$5.96	4.0	$-	-	$-	-	$-
TOTAL	162,500	$4.25	3.1	$163,566	86,625	$2.61	2.3	$163,566

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

The following is a summary of the activity of the Company’s warrants for the years ended December 2011 and 2010:

		Weighted		Weighted
		Avg		Avg
	Dec. 31,	Exercise	Dec. 31,	Exercise
	2011	Price	2010	Price
Outstanding and Exercisable, beginning of period	-	$-	343,030	$3.47
Granted	-	-	-	-
Exercised	-	-	(343,030)	3.47
Cancelled	-	-	-	-
Outstanding and Exercisable at the end of period	-	$-	-	$-

19.	Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during each period.

Diluted earnings per share is computed by dividing the net income by the weighted average number of shares of common stock and equivalents (stock options and warrants), unless anti-dilutive, during each period.

For the three months ended December 31, 2011, 84,000 shares were anti-dilutive (not included in the determination of earnings on a diluted basis), all of which were represented by options. For the twelve months ended December 31, 2011, 81,500 shares were anti-dilutive, all of which were represented by options. For the three months ended December 31, 2010, there were no anti-dilutive shares. For the twelve months ended December 31, 2010, 6,228 shares were anti-dilutive, all of which were represented by options.

Consolidated Earnings per Share

	Year Ended December 31,
	2011	2010
Basic
Average shares outstanding:
Weighted average number of shares outstanding during the period	3,138,958	2,981,188

Earnings:
Net income attributable to CTI Industries Corporation	$483,910	$1,827,518

Amount for per share Computation	$483,910	$1,827,518

Net earnings applicable to Common Shares	$0.15	$0.61

Diluted
Average shares outstanding:	3,138,958	2,981,188
Weighted averages shares Outstanding Common stock equivalents (options, warrants)	42,144	58,254

Weighted average number of shares outstanding during the period	3,181,102	3,039,442

Earnings:
Net income attributable to CTI Industries Corporation	$483,910	$1,827,518

Amount for per share computation	$483,910	$1,827,518

Net income applicable to Common Shares	$0.15	$0.60

20.	Geographic Segment Data

The Company’s operations consist of a business segment which designs, manufactures, and distributes film products. Transfers between geographic areas were primarily at cost plus a standard markup. The Company’s subsidiaries have assets consisting primarily of trade accounts receivable, inventory and machinery and equipment. Sales and selected financial information by geographic area for the years ended December 31, 2011 and 2010, respectively, are:

	United States	United Kingdom (UK)	Europe (Excluding UK)	Mexico	Consolidated
Year ended 12/31/11
Sales to outside customers	$ 34,657,000	$ 1,838,000	$ 376,000	$ 10,300,000	$ 47,171,000
Total Assets	$ 25,302,000	$ 734,000	$ 464,000	$ 7,116,000	$ 33,616,000

	United States	United Kingdom (UK)	Europe (Excluding UK)	Mexico	Consolidated
Year ended 12/31/10
Sales to outside customers	$ 36,721,000	$ 2,387,000	$ 108,000	$ 8,532,000	$ 47,748,000
Total Assets	$ 24,711,000	$ 977,000	$ 220,000	$ 6,953,000	$ 32,861,000

21.	Contingencies

The Company is not party to any lawsuits or claims.

Schedule II – Valuation and Qualifying Accounts:

The following is a summary of the allowance for doubtful accounts related to accounts receivable for the years ended December 31:

	2011	2010
Balance at beginning of year	$59,000	$57,000
Charged to expenses	21,000	8,000
Uncollectible accounts written off	(10,000)	(6,000)
Balance at end of year	$70,000	$59,000

The following is a summary of the allowance for excess inventory for the years ended December 31:

	2011	2010
Balance at beginning of year	$376,000	$342,000
Charged to expenses	8,000	42,000
Obsolete inventory written off		(8,000)
Balance at end of year	$384,000	$376,000

The following is a summary of property and equipment and the related accounts of accumulated depreciation for the years ended December 31:

	2011	2010
Cost Basis
Balance at beginning of year	$33,539,000	$32,088,000
Additions	1,377,000	2,061,000
Disposals	-	-
Balance at end of year	$34,916,000	$34,149,000

Accumulated depreciation
Balance at beginning of year	$24,486,000	$22,555,000
Depreciation	1,586,000	1,935,000
Disposals	-	-
Balance at end of year	$26,072,000	$24,490,000

