Form 10-Q
period 2012-03-31
CTI INDUSTRIES CORP
filed 2012-05-15
CIK 1042187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

The number of shares outstanding of the Registrant’s common stock as of May 1, 2012 was 3,204,506.

INDEX

Part I – Financial Information

Item No. 1	Financial Statements
	Condensed Consolidated Interim Balance Sheet at March 31, 2012 (unaudited) and December 31, 2011	3
	Condensed Consolidated Interim Statements of Operations and Comprehensive Income (unaudited) for the three months ended March 31, 2012 and March 31, 2011	4
	Condensed Consolidated Interim Statements of Cash Flows (unaudited) for the three months ended March 31, 2012 and March 31, 2011	5
	Condensed Consolidated Interim Earnings per Share (unaudited) for the three months ended March 31, 2012 and March 31, 2011	6
	Notes to Condensed Consolidated Financial Statements (unaudited)	7
Item No. 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item No. 3	Quantitative and Qualitative Disclosures Regarding Market Risk	20
Item No. 4	Controls and Procedures	21

Part II – Other Information

Item No. 1	Legal Proceedings	21
Item No. 1A	Risk Factors	21
Item No. 2	Unregistered Sales of Equity Securities and Use of Proceeds	21
Item No. 3	Defaults Upon Senior Securities	21
Item No. 4	Submission of Matters to a Vote of Security Holders	21
Item No. 5	Other Information	21
Item No. 6	Exhibits	22
	Signatures
	Exhibit 31.1
	Exhibit 31.2
	Exhibit 32

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

CTI Industries Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31, 2012	December 31, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents (VIE $14,000 and $11,000, respectively)	$365,683	$338,523
Accounts receivable, (less allowance for doubtful accounts of $80,000 and $70,000, respectively)	7,562,290	7,091,194
Inventories, net	13,541,981	13,338,317
Net deferred income tax asset	757,117	760,241
Prepaid expenses (VIE $13,000 and $10,000)	1,286,040	1,345,223
Other current assets (VIE $91,000 and $83,000)	550,726	427,471

Total current assets	24,063,837	23,300,969

Property, plant and equipment:
Machinery and equipment	24,620,561	24,333,989
Building	3,329,174	3,329,174
Office furniture and equipment	3,031,060	3,022,719
Intellectual property	432,070	432,070
Land	250,000	250,000
Leasehold improvements	435,759	415,663
Fixtures and equipment at customer locations	2,784,419	2,629,902
Projects under construction	506,681	502,021
	35,389,724	34,915,538
Less : accumulated depreciation and amortization	(26,622,366)	(26,071,629)

Total property, plant and equipment, net	8,767,358	8,843,909

Other assets:
Deferred financing costs, net	35,283	42,986
Goodwill	1,033,077	1,033,077
Net deferred income tax asset	18,459	197,243
Other assets, due from related party $79,000 and $79,000, respectively	210,725	197,338

Total other assets	1,297,544	1,470,644

TOTAL ASSETS	$34,128,739	$33,615,522

LIABILITIES AND EQUITY
Current liabilities:
Checks written in excess of bank balance	$1,208,164	$154,501
Trade payables	5,692,979	6,359,757
Line of credit	6,692,627	7,298,363
Notes payable - current portion (VIE $93,000 and $91,000, respectively)	453,780	362,927
Notes payable - officers, current portion, net of debt discount of $0 and $5,000	1,127,614	1,424,923
Capital lease - current portion	1,279	2,559
Notes Payable Affiliates - current portion	7,564	6,718
Accrued liabilities	2,554,852	2,079,246

Total current liabilities	17,738,859	17,688,994

Long-term liabilities:
Notes Payable - Affiliates	145,966	134,919
Notes payable, net of current portion	3,795,045	3,932,032
Capital Lease	-	426
Notes payable - officers, subordinated	104,186	103,656
Total long-term liabilities	4,045,197	4,171,033

Equity:
CTI Industries Corporation stockholders' equity:
Preferred Stock -- no par value 2,000,000 shares authorized 0 shares issued and outstanding	-	-
Common stock - no par value, 5,000,000 shares authorized, 3,276,633 and 3,276,633 shares issued and 3,204,506 and 3,137,348 outstanding, respectively
Paid-in-capital	13,704,890	13,704,890
Dividends	972,910	950,968
Accumulated equity (deficit)	20,507	(368,122)
Accumulated other comprehensive loss	(2,127,503)	(2,285,679)
Less: Treasury stock, 72,127 shares	(141,289)	(141,289)
Total CTI Industries Corporation stockholders' equity	12,429,515	11,860,768
Noncontrolling interest	(84,832)	(105,273)
Total Equity	12,344,683	11,755,495
TOTAL LIABILITIES AND EQUITY	$34,128,739	$33,615,522

See accompanying notes to condensed consolidated unaudited financial statements

CTI Industries Corporation and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

	For the Three Months Ended March 31,
	2012	2011

Net Sales	$13,807,144	$12,697,655

Cost of Sales	10,712,073	10,226,883

Gross profit	3,095,071	2,470,772

Operating expenses:
General and administrative	1,332,294	1,329,954
Selling	411,569	214,254
Advertising and marketing	508,445	328,133

Total operating expenses	2,252,308	1,872,341

Income from operations	842,763	598,431

Other (expense) income:
Interest expense	(186,523)	(141,235)
Interest income	5,536	2,029
Foreign currency gain	2,225	11,117

Total other expense, net	(178,762)	(128,089)

Net Income before taxes	664,001	470,342

Income tax expense	254,931	205,429

Net Income	409,070	264,913

Less: Net income (loss) attributable to noncontrolling interest	20,442	(32,195)

Net income attributable to CTI Industries Corporation	$388,628	$297,108

Other Comprehensive Income
Foreign currency adjustment	158,176	452,631
Comprehensive income	$546,804	$749,739

Basic income per common share	$0.12	$0.09

Diluted income per common share	$0.12	$0.09

Weighted average number of shares and equivalent shares of common stock outstanding:
Basic	3,204,506	3,137,837

Diluted	3,244,976	3,198,742

See accompanying notes to condensed consolidated unaudited financial statements

CTI Industries Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended March 31,
	2012	2011

Cash flows from operating activities:
Net income	$409,070	$264,913
Adjustment to reconcile net income to cash (used in) provided by operating activities:
Depreciation and amortization	414,339	454,306
Amortization of debt discount	-	5,042
Change in value of swap agreement	158,090	-
Stock based compensation	21,942	35,003
Provision for losses on accounts receivable	9,754	7,275
Provision for losses on inventories	180,792	51,572
Deferred income taxes	181,909	69,952
Change in assets and liabilities:
Accounts receivable	(269,223)	(1,416,729)
Inventories	(122,936)	(621,125)
Prepaid expenses and other assets	(13,615)	(465,295)
Trade payables	(808,666)	721,348
Accrued liabilities	(25,396)	306,682

Net cash provided by (used in) operating activities	136,060	(587,056)

Cash used in investing activities - purchases of property, plant and equipment	(213,239)	(253,262)

Cash flows from financing activities:
Change in checks written in excess of bank balance	1,051,948	(83,765)
Net change in revolving line of credit	(620,076)	290,175
Proceeds from issuance of long-term debt	-	598,296
Repayment of long-term debt (related parties $297,000 and $227,000)	(353,916)	(345,536)
Proceeds from exercise of stock options and warrants	-	2,335

Net cash provided by financing activities	77,956	461,505

Effect of exchange rate changes on cash	26,383	17,883

Net increase (decrease) in cash and cash equivalents	27,160	(360,930)

Cash and cash equivalents at beginning of period	338,523	761,874

Cash and cash equivalents at end of period	$365,683	$400,944

Supplemental disclosure of cash flow information:
Cash payments for interest	$306,767	$127,448

Cash payments for taxes	$5,000	$25,000

Supplemental Disclosure of non-cash investing and financing activity Property, Plant & Equipment acquisitions funded by liabilities	$49,380	$33,550

See accompanying notes to condensed consolidated unaudited financial statements

CTI Industries Corporation and Subsidiaries

Condensed Consolidated Earnings per Share (unaudited)

	Three Months Ended March 31,
	2012	2011

Basic
Average shares outstanding:
Weighted average number of common shares outstanding	3,204,506	3,137,837

Net income:
Net income attributable to CTI Industries Corporation	$388,628	$297,108

Per share amount	$0.12	$0.09

Diluted
Average shares outstanding:
Weighted average number of common shares outstanding	3,204,506	3,137,837

Effect of dilutive shares	40,470	60,905

Weighted average number of shares and equivalent shares of common stock outstanding	3,244,976	3,198,742

Net income:
Net income attributable to CTI Industries Corporation	$388,628	$297,108

Per share amount	$0.12	$0.09

See accompanying notes to condensed consolidated unaudited financial statements

CTI Industries Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 - Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited but in the opinion of management contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the consolidated financial position and the consolidated results of operations and consolidated cash flows for the periods presented in conformity with generally accepted accounting principles for interim consolidated financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2012. It is suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2011.

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

As of March 31, 2012 and 2011, shares to be issued upon the exercise of options aggregated 162,500 and 206,000, respectively. The number of anti-dilutive shares (not included in the determination of earnings on a diluted basis) for the three months ended March 31, 2012 and 2011, were 84,000 and 20,000, respectively, all of which were represented by options.

New Accounting Pronouncements:

The Company’s significant accounting policies are summarized in Note 2 of the Company’s consolidated financial statements for the year ended December 31, 2011. There were no significant changes to these accounting policies during the three months ended March 31, 2012.

In June 2011, the Financial Accounting Standards Board (FASB) issued an amendment on the presentation of other comprehensive income. Under this amendment, entities will be required to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or two separate but consecutive statements. The current option to report other comprehensive income and its components in the statement of changes in equity has been eliminated. This amendment was effective for the Company for interim periods beginning after December 15, 2011, and retrospective application is required. The Company adopted this guidance in the first quarter of 2012 and has used a single continuous statement approach.

In May 2011, the FASB issued amended guidance on fair value measurement and related disclosures. The new guidance clarified the concepts applicable for fair value measurement of non-financial assets and requires the disclosure of quantitative information about the unobservable inputs used in a fair value measurement. This guidance was effective for the Company in the first quarter of 2012, and will be applied prospectively. This amendment did not have a material impact on the Company’s financial statements.

In September 2011, the FASB issued Accounting Standards Update No. 2011-08 (“ASU 2011-08”) Intangibles – Goodwill and Other (Topic 350). Under ASU 2011-08, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test. Under ASU 2011-08, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of ASU 2011-08 in the first quarter of 2012 did not have a material impact on our financial statements or related disclosures.

Note 2 - Stock-Based Compensation; Changes in Equity

We have adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718 which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the condensed consolidated financial statements based on their grant-date fair values.

We have applied the Black-Scholes model to value stock-based awards. That model incorporates various assumptions in the valuation of stock-based awards relating to the risk-free rate of interest to be applied, the estimated dividend yield and expected volatility of our common stock. The risk-free rate of interest is the related U.S. Treasury yield curve for periods within the expected term of the option at the time of grant. The dividend yield on our common stock is estimated to be 1.14%. The expected volatility is based on historical volatility of the Company’s common stock.

The Company, at the discretion of the board, may issue options in excess of the total available, if options related to that stock plan are cancelled. In some cases, not all shares that are available to a stock plan are issued, as the Company is unable to issue options to a previous plan when a new plan is in place.

The Company’s net income for the three months ended March 31, 2012 and 2011 includes approximately $22,000 and $35,000, respectively of compensation costs related to share based payments. As of March 31, 2012 there is $175,000 of unrecognized compensation expense related to non-vested stock option grants and stock grants. We expect approximately $66,000 to be recognized over the remainder of 2012, $59,000 to be recognized during 2013, and $41,000 to be recognized during 2014, and $9,000 to be recognized during 2015.

As of March 31, 2012, the Company had four stock-based compensation plans pursuant to which stock options were, or may be, granted. The Plans provide for the award of options, which may either be incentive stock options (“ISOs”) within the meaning of Section 422A of the Internal Revenue Code of 1986, as amended (the “Code”) or non-qualified options (“NQOs”) which are not subject to special tax treatment under the Code as well as for stock grants.

On April 12, 2001, the Board of Directors approved for adoption, effective December 27, 2001, the 2001 Stock Option Plan (“2001 Plan”). The 2001 Plan authorizes the grant of options to purchase up to an aggregate of 119,050, shares of the Company’s Common Stock. As of March 31, 2012, 139,958 shares (including cancelled shares re-issued under the Plan) have been granted and were fully vested at the time of grant. Options to purchase 7,500 remain outstanding.

On April 24, 2002, the Board of Directors approved for adoption, effective October 12, 2002, the 2002 Stock Option Plan (“2002 Plan”). The 2002 Plan authorizes the grant of options to purchase up to an aggregate of 142,860 shares of the Company’s Common Stock. As of March 31, 2012, 123,430 shares have been granted and were fully vested at the time of grant and 27,500 remain outstanding.

On April 30, 2007, the Board of Directors approved for adoption, effective October 1, 2007, the 2007 Stock Option Plan (“2007 Plan”). The 2007 Plan authorizes the grant of options to purchase up to an aggregate of 150,000 shares of the Company’s Common Stock. As of March 31, 2012, 165,750 options (including cancelled shares re-issued under the Plan) had been granted and 46,000 remain outstanding.

On April 10, 2009, the Board of Directors approved for adoption, and on June 5, 2009, the shareholders of the Corporation approved, a 2009 Stock Incentive Plan (“2009 Plan”). The 2009 Plan authorizes the issuance of up to 250,000 shares of stock or options to purchase stock of the Company. As of March 31, 2012, 82,000 options had been granted and 81,500 remain outstanding.

A summary of the Company’s stock option activity and related information is as follows:

	Shares under Option	Weighted Average Exercise Price	Weighted Average Contractual Life	Aggregate Intrinsic Value
Balance at December 31, 2011	162,500	$4.25
Granted	-	-
Cancelled	-	-
Exercised	-	-
Outstanding at March 31, 2012	162,500	$4.25	2.90	$213,931

Exercisable at March 31, 2012	86,625	$2.61	2.10	$213,931

A summary of the Company’s stock option activity by grant date as of March 31, 2012 is as follows:

	Options Outstanding				Options Vested
Options by Grant Date	Shares	Weighted Avg.	Remain. Life	Intrinsic Val	Shares	Weighted Avg.	Remain. Life	Intrinsic Val
Dec 2005	35,000	$2.88	3.8	$74,900	35,000	$2.88	3.8	$74,900
Oct 2008	2,500	4.97	0.5	125	2,500	4.97	0.5	125
Nov 2008	43,500	1.83	0.6	138,906	43,500	1.83	0.6	138,906
Dec 2010	73,500	6.13	3.8	-	5,625	5.97	3.8	-
Jan 2011	8,000	5.96	3.8	-	-	-	-	-
TOTAL	162,500	$4.25	2.9	$213,931	86,625	$2.61	2.1	$213,931

The aggregate intrinsic value in the tables above represents the total pre-tax intrinsic value (the difference between the closing price of the Company’s common stock on the last trading day of the quarter ended March 31, 2012 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all the holders exercised their options on March 31, 2012.

On July 8, 2011, the Company declared a dividend of five cents $0.05 per share on the Company’s outstanding common stock to shareholders of record on July 18, 2011. The total amount of the dividends paid on July 28, 2011 was $158,000. Under the terms of its current loan agreement, the amount of dividends the Company may pay is limited by the terms of the financial covenants of our Credit Agreement with Harris N.A.

Note 3 - Legal Proceedings

The Company is party to certain claims or actions arising in the normal course of business. The ultimate outcome of these matters is unknown but, in the opinion of management, the resolution of these matters is not expected to have a significant effect on the future financial position or results of operations of the Company.

Note 4 - Other Comprehensive Loss

In the three months ended March 31, 2012 the company had a comprehensive gain of $158,000, all from foreign currency translation adjustments.

The following table sets forth the accumulated balance of other comprehensive loss and each component.

	Foreign Currency Items	Accumulated Other Comprehensive (Loss)

Beginning balance as of January 1, 2012	$(2,286,000)	$(2,286,000)

Current period change, net of tax	158,000	158,000

Ending Balance as of March 31, 2012	$(2,128,000)	$(2,128,000)

For the three months ended March 31, 2012 no tax benefit for foreign currency translation adjustments has been recorded as such amounts would result in a deferred tax asset.

Note 5 - Inventories, Net

	March 31, 2012	December 31, 2011
Raw materials	$3,650,000	$3,027,000
Work in process	1,357,000	1,503,000
Finished goods	9,100,000	9,193,000
Allowance for excess quantities	(565,000)	(384,000)
Total inventories	$13,542,000	$13,339,000

Note 6 - Geographic Segment Data

The Company has determined that it operates primarily in one business segment which designs, manufactures and distributes film products for use in packaging, storage and novelty balloon products. The Company operates in foreign and domestic regions. Information about the Company's operations by geographic areas is as follows:

	Net Sales to Outside Customers
	For the Three Months Ended		Total Assets at
	March 31,		March 31,	December 31,
	2012	2011	2012	2011

United States	$9,990,000	$9,435,000	$24,655,000	$25,302,000
Europe	121,000	67,000	662,000	464,000
Mexico	2,963,000	2,402,000	7,791,000	7,116,000
United Kingdom	733,000	794,000	1,021,000	734,000

	$13,807,000	$12,698,000	$34,129,000	$33,616,000

Note 7 - Concentration of Credit Risk

Concentration of credit risk with respect to trade accounts receivable is generally limited due to the number of entities comprising the Company's customer base. The Company performs ongoing credit evaluations and provides an allowance for potential credit losses against the portion of accounts receivable which is estimated to be uncollectible. Such losses have historically been within management's expectations. During the three months ended March 31, 2012, there were two customers, respectively whose purchases represented more than 10% of the Company’s consolidated net sales. During the three months ended March 31, 2011, there were three customers, respectively whose purchases represented more than 10% of the Company’s consolidated net sales. Sales to the top two and three customers for the three months ended March 31, 2012 and 2011 are as follows:

	Three Months Ended		Three Months Ended
	March 31, 2012		March 31, 2011
Customer	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Customer A	$3,753,000	27.2%	$3,884,000	30.6%
Customer B	$1,634,000	11.8%	$1,633,000	12.9%
Customer C			$1,323,000	10.4%

As of March 31, 2012, the total amount owed to the Company by these customers was $2,276,000 or 30.1% and $557,000 or 7.4% of the Company’s consolidated accounts receivables, respectively. The amounts owed at March 31, 2011 were $3,562,000 or 35.4%, $149,000 or 1.5%, and $1,134,000 or 11.3% of the Company’s consolidated net accounts receivables, respectively.

Note 8 - Related Party Transactions

Stephen M. Merrick, Chief Financial Officer of the Company, is of counsel to the law firm of Vanasco Genelly and Miller PC which provides legal services to the Company. Legal fees paid by the Company with this firm for the three months ended March 31, 2012 and 2011, respectively, were $16,000 and $40,000.

John H. Schwan, Chairman of the Company, is a principal of Shamrock Specialty Packaging and affiliated companies. The Company made payments for packaging materials, rent and temporary employees supplied by Shamrock of approximately $850,000 during the three months ended March 31, 2012 and $520,000 during the three months ended March 31, 2011. At March 31, 2012 and 2011, outstanding accounts payable balances were $595,000 and $388,000, respectively.

Interest payments have been made to John H. Schwan and Stephen M. Merrick for loans made to the Company. During the three months ended March 31, 2012 these interest payments totaled $25,000 and $1,000, respectively. For the three months ended March 31, 2011 these interest payments totaled $28,000 and $4,000, respectively.

On July 1, 2011, Flexo Universal, S.A. de C.V. (“Flexo”) entered into a lease agreement with Venture Leasing S.A. de R.L. (“Venture Leasing Mexico”) for the lease of balloon production equipment financed and owned by Venture Leasing Mexico and used by Flexo for the production of latex balloons. Venture Leasing Mexico is wholly owned by entities owned by John H. Schwan, Chairman of the Company and Stephen M. Merrick, Chief Financial Officer of the Company. Venture Leasing Mexico and Venture Leasing L.L.C., also owned by entities owned by Mr. Schwan and Mr. Merrick, are deemed variable interest entities and are consolidated with the accounts of the Company. During the three months ended March 31, 2012, Flexo made lease payments to Venture Leasing Mexico totaling $37,000.

Note 9 - Derivative Instruments; Fair Value

The following table represents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2012, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

	Amount as of
Description	3/31/2012	Level 1	Level 2	Level 3

Interest Rate Swap 2011	$(5,000)	$-	$(5,000)	$-

	$(5,000)	$-	$(5,000)	$-

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

On July 1, 2011, we entered into a swap agreement with BMO Capital Markets with respect to $6,780,000 of our loan balances with Harris. This swap limits the Company’s exposure to interest rate fluctuations on the Company’s floating rate loans. The swap agreement has the effect of fixing the interest rate on the loan balances covered by the swap at 4.65% per annum. The swap agreement is a derivative financial instrument and we determine and record the fair market value of the swap agreement each quarter. This value is recorded on the balance sheet of the Company and the amount of the unrealized gain or loss for each period is recorded as interest income or expense on the statement of operations, as the swap is not designated as a hedge for accounting purposes.

Fair Values of Derivative Instruments in the Statement of Financial Position

		Liability Derivatives
As of	March 31	2012
	Derivatives not designated as hedging instruments under ASC 815	Balance Sheet Location	Fair Value
	Interest Rate Contracts	Other Liabilities	$(5,000)

The Effect of Derivative Instruments on the Statement of Financial Performance

for the 3 month
period ending	March 31	2012
	Derivatives not Designated as Hedging Instruments under ASC 815	Location of Gain (Loss) Recognized in Income on Derivative		Amount of Gain (Loss) Recognized in Income on Derivative
	Interest Rate Contracts	Interest Expense	*	$(34,000)

* Includes interest of $19,000 associated with variances between fixed and variable rates.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

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

Results of Operations

Net Sales. For the three months ended March 31, 2012, net sales were $13,807,000 compared to net sales of $12,698,000 for the same period of 2011, an increase of 8.7%. For the quarters ended March 31, 2012 and 2011, net sales by product category were as follows:

	Three Months Ended
	March 31, 2012		March 31, 2011
	$	% of	$	% of
Product Category	(000) Omitted	Net Sales	(000) Omitted	Net Sales

Metalized Balloons	6,951	50%	6,399	50%

Film Products	1,661	12%	1,745	14%

Pouches	1,930	14%	2,154	17%

Latex Balloons	2,754	20%	2,096	17%

Other	511	4%	304	2%

Total	13,807	100%	12,698	100%

Metalized Balloons. During the three months ended March 31, 2012 revenues from the sale of metalized balloons increased by 8.6% compared to the prior year period from $6,399,000 to $6,951,000. During the first quarter 2012, sales of metalized balloons sales to Dollar Tree decreased slightly from $3,834,000 to $3,742,000, while sales of metalized balloons to other customers increased in these periods. For the first quarter this year, sales of metalized balloons to other customers were $3,117,000 compared to $2,657,000 for the same period last year. These included sales to customers in the United States, Mexico, the United Kingdom and Europe.

Films. During the three months ended March 31, 2012 revenues from the sale of laminated film products decreased by 4.8% compared to the prior year period from $1,745,000 to $1,661,000. Approximately 98.4% of the sales of laminated film products during the three months ended March 31, 2012 were to a principal customer.

Pouches. During the three months ended March 31, 2012 revenues from the sale of pouches decreased by 10.4% compared to the prior year period from $2,154,000 to $1,930,000. Virtually all of our pouch sales in 2011 and 2012 have been of vacuumable pouches in two categories: (i) zippered pouches and (ii) open-top pouches or rolls. For the three months ended 2012 and 2011, sales of pouch products in these categories have been as follows:

	Three Months Ended
Pouches	March 31, 2012	March 31, 2011

Zippered	$897,000	$1,487,000

Open-Top or Rolls	1,033,000	667,000

Total	$1,930,000	$2,154,000

Most of our sales of zippered pouches have been of branded products to a principal customer, although we have had limited sales of our ZipVac® pouch line as well. During 2010, we introduced a line of open-top pouches and rolls for use with existing vacuum sealing machines. As indicated in the chart, we have experienced increasing levels of sales of that product line during 2012.

Latex Balloons. During the three months ended March 31, 2012 revenues from the sale of latex balloons increased by 31.4% compared to the prior year period from $2,096,000 to $2,754,000. The increase is attributable to increased sales in Mexico by Flexo Universal, our subsidiary there, as well as increased sales to various customers in the United States.

Sales to a limited number of customers continue to represent a large percentage of our net sales. The table below illustrates the impact on sales of our top three and ten customers for the three months ended March 31, 2012 and 2011.

	Three Months Ended
	% of Sales
	March 31, 2012	March 31, 2011

Top 3 Customers	45.1%	53.9%

Top 10 Customers	65.3%	74.0%

During the three months ended March 31, 2012, there were two customers whose purchases represented more than 10% of the Company’s consolidated net sales. The sales to each of these customers for the three months ended March 31, 2012 were $3,753,000 or 27.2% and $1,634,000 or 11.8% of consolidated net sales, respectively. Sales to the top three customers in the same period of 2011 were $3,884,000 or 30.6%, $1,633,000 or 12.9%, and $1,323,000 or 10.4% of consolidated net sales, respectively. As of March 31, 2012, the total amount owed to the Company by these customers was $2,276,000 or 30.1% and $557,000 or 7.4% of the Company’s consolidated net accounts receivables, respectively. The amounts owed at March 31, 2011 were $3,562,000 or 35.4%, $149,000 or 1.5%, and $1,134,000 or 11.3% of the Company’s consolidated net accounts receivables, respectively.

Cost of Sales. During the three months ended March 31, 2012, the cost of sales represented 77.6% of net sales compared to 80.5% for the three months ended March 31, 2011. During the three months ended March 31, 2012, cost of sales declined as the result of several factors including: (i) moderation in the cost of certain raw materials, particularly latex, (ii) increases in the selling prices of certain of our products and (iii) a shift in the mix of products sold to products having a higher margin.

General and Administrative. During the three months ended March 31, 2012, general and administrative expenses were $1,332,000 or 9.6% of net sales, compared to $1,330,000 or 10.5% of net sales for the same period in 2011. There were no material changes in administrative costs in these periods.

Selling. During the three months ended March 31, 2012, selling expenses were $412,000 or 3.0% of net sales, compared to $214,000 or 1.7% of net sales for the same period in 2011. The increase in selling expenses is attributable principally to (i) an increase in consulting expenses of $54,000, (ii) an increase in salary expense of $35,000, (iii) an increase in royalties expense of $31,000, and (iv) an increase in travel expenses of $35,000.

Advertising and Marketing. During the three months ended March 31, 2012, advertising and marketing expenses were $508,000 or 3.7% of net sales for the period, compared to $328,000 or 2.6% of net sales for the same period of 2011. The increase in advertising and marketing expense is attributable to (i) an increase in commission expense of $80,000 and (iii) an increase in salary expense of $31,000.

Other Income (Expense). During the three months ended March 31, 2012, the Company incurred net interest expense of $181,000, compared to net interest expense during the same period of 2011 in the amount of $139,000.

For the three months ended March 31, 2012, the Company had a foreign currency transaction gain of $2,000 compared to a foreign currency transaction gain of $11,000 during the same period of 2011.

Income Taxes. For the three months ended March 31, 2012, the Company reported a consolidated income tax expense of $255,000, compared to a consolidated income tax expense of $205,000 for the same period of 2011. For the three months ended March 31, 2012, this income tax provision was composed of provisions for United States income tax on the Company, income tax in Mexico of Flexo Universal, our Mexican subsidiary, income tax in the United Kingdom of CTI Balloons Limited, our United Kingdom subsidiary, and income tax in Germany of CTI Europe, our Germany subsidiary.

Net Income. For the three months ended March 31, 2012, the Company had net income of $389,000 or $0.12 per share (basic and diluted), compared to net income of $297,000 for the same period of 2011 or $0.09 per share (basic and diluted).

Financial Condition, Liquidity and Capital Resources

Cash Flow Items.

Operating Activities. During the three months ended March 31, 2012, net cash provided by operations was $136,000, compared to net cash used in operations during the three months ended March 31, 2011 of $587,000.

Significant changes in working capital items during the three months ended March 31, 2012 consisted of (i) an increase in accounts receivable of $269,000, (ii) an increase in inventories of $123,000, (iii) depreciation and amortization in the amount of $414,000 and (iv) a decrease in trade payables of $809,000.

Investing Activity. During the three months ended March 31, 2012, cash used in investing activity for the purchase or improvement of equipment was $213,000, compared to $253,000 in the same period of 2011. Substantially all of this expense is related to equipment maintenance and upgrades, tooling and related expense.

Financing Activities. During the three months ended March 31, 2012, cash provided by financing activities was $78,000 compared to cash provided by financing activities for the same period of 2011 in the amount of $462,000. During the three months ended March 31, 2012, financing activities included payment of $354,000 on long-term debt obligations and $620,000 on the revolving line of credit.

Liquidity and Capital Resources. At March 31, 2012, the Company had cash balances of $366,000 compared to cash balances of $401,000 for the same period in 2011 and there was $2,440,000 available to advance under the Company’s revolving line of credit.

At March 31, 2012, the Company had a working capital balance of $6,325,000 compared to a working capital balance of $5,612,000 at December 31, 2011.

Although, management believes that our internally generated funds coupled with the bank loan facilities may be sufficient to meet working capital requirements for the remainder of 2012, management is evaluating an expansion of the credit facilities of the Company.

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

Under the terms of the Credit Agreement, in order to obtain advances under the revolving line of credit and the equipment loan, the Company is required to meet various financial covenants including a senior leverage ratio, fixed charge coverage ratio and tangible net worth. As of March 31, 2012, we were in compliance with these covenants.

The Credit Agreement provides that the outstanding balance of all loans under the agreement will bear interest with reference to a base rate or, at the option of the Company, with reference to an adjusted LIBOR. At March 31, 2012, the effective rate on the outstanding loan balances was 4.0%.

As of March 31, 2012, the outstanding balances on the loans with Harris were: (i) revolving line of credit, $6,536,000, (ii) mortgage loan, $2,154,000, and (iii) equipment loan, $1,339,000.

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

Seasonality

In recent years, sales in the metalized balloon product line have historically been seasonal with approximately 40% occurring in the period from December through March and 24% being generated in the period from July through October. The sales of latex balloons and laminated film products have not historically been seasonal.

Critical Accounting Policies

Please see pages 24-26 of our Annual Report on Form 10-K for the year ended December 31, 2011 for a description of policies that are critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. No material changes to such information have occurred during the three months ended March 31, 2012.

New Accounting Pronouncements

See “New Accounting Pronouncements” in Note 1 to the Notes to Unaudited Condensed Consolidated Financial Statements which is here incorporated by reference.

Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk

Not applicable.

Item 4. Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2012. Based on such review and evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of March 31, 2012, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, (a) is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and (b) is accumulated and communicated to our management, including the officers, as appropriate to allow timely decisions regarding required disclosure. There were no material changes in our internal control over financial reporting during the first quarter of 2012 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

3.2	By-laws of CTI Industries Corporation (incorporated by reference to Exhibit 3.1 contained in Registrant’s Form SB-2 Registration Statement (File No. 333-31969) effective November 5, 1997).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101	Interactive Data Files, including the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 15, 2012	CTI INDUSTRIES CORPORATION

	By:	/s/ Howard W. Schwan
Howard W. Schwan, President and
Chief Executive Officer

	By:	/s/ Stephen M. Merrick
Stephen M. Merrick
Executive Vice President and
Chief Financial Officer

	By:	/s/ Timothy S. Patterson
Timothy S. Patterson
Vice President Finance / Controller

Exhibit Index

Exhibit Number	Description

3.1

Third Restated Certificate of Incorporation of CTI Industries Corporation (incorporated by reference to Exhibit A contained in Registrant’s Schedule 14A Definitive Proxy Statement for solicitation of written consent of shareholders, as filed with Commission on October 25, 1999).

3.2	By-laws of CTI Industries Corporation (incorporated by reference to Exhibit 3.1 contained in Registrant’s Form SB-2 Registration Statement (File No. 333-31969) effective November 5, 1997).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101	Interactive Data Files, including the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements.

