Form 10-Q
period 2012-06-30
CTI INDUSTRIES CORP
filed 2012-08-14
CIK 1042187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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

The number of shares outstanding of the Registrant’s common stock as of August 1, 2012 was 3,213,146.

INDEX

Part I – Financial Information

Item No. 1	Financial Statements
	Condensed Consolidated Interim Balance Sheet at June 30, 2012
	(unaudited) and December 31, 2011	1
	Condensed Consolidated Interim Statements of Operations and
	Comprehensive Income (unaudited) for the three and six months ended
	June 30, 2012 and June 30, 2011	2
	Condensed Consolidated Interim Statements of Cash Flows (unaudited) for
	the three and six months ended June 30, 2012 and June 30, 2011	3
	Condensed Consolidated Interim Earnings per Share (unaudited)
	for the three and six months ended June 30, 2012
	and June 30, 2011	4
	Notes to Condensed Consolidated Financial Statements (unaudited)	5
Item No. 2	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	14
Item No. 3	Quantitative and Qualitative Disclosures Regarding Market Risk	20
Item No. 4	Controls and Procedures	20

Part II – Other Information

Item No. 1	Legal Proceedings	21
Item No. 1A	Risk Factors	21
Item No. 2	Unregistered Sales of Equity Securities and Use of Proceeds	21
Item No. 3	Defaults Upon Senior Securities	21
Item No. 4	Submission of Matters to a Vote of Security Holders	21
Item No. 5	Other Information	21
Item No. 6	Exhibits	22
	Signatures
	Exhibit 10.1
	Exhibit 10.2
	Exhibit 10.3
	Exhibit 10.4
	Exhibit 10.5
	Exhibit 31.1
	Exhibit 31.2
	Exhibit 32

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

CTI Industries Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30, 2012	December 31, 2011
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents (VIE $17,000 and $11,000, respectively)	$261,148	$338,523
Accounts receivable, (less allowance for doubtful accounts of $66,000	5,673,609	7,091,194
and $70,000, respectively)
Inventories, net	13,794,047	13,338,317
Net deferred income tax asset	806,906	760,241
Prepaid expenses (VIE $11,000 and $10,000)	1,173,206	1,345,223
Other current assets (VIE $87,000 and $83,000)	521,157	427,471

Total current assets	22,230,073	23,300,969

Property, plant and equipment:
Machinery and equipment	24,503,146	24,333,989
Building	3,329,174	3,329,174
Office furniture and equipment	3,040,536	3,022,719
Intellectual property	432,070	432,070
Land	250,000	250,000
Leasehold improvements	423,714	415,663
Fixtures and equipment at customer locations	2,784,419	2,629,902
Projects under construction	766,524	502,021
	35,529,583	34,915,538
Less : accumulated depreciation and amortization	(26,949,841)	(26,071,629)

Total property, plant and equipment, net	8,579,742	8,843,909

Other assets:
Deferred financing costs, net	27,579	42,986
Goodwill	1,033,077	1,033,077
Net deferred income tax asset	69,009	197,243
Other assets, due from related party $81,000 and $79,000, respectively	220,243	197,338

Total other assets	1,349,908	1,470,644

TOTAL ASSETS	$32,159,723	$33,615,522

LIABILITIES AND EQUITY
Current liabilities:
Checks written in excess of bank balance	$1,236,430	$154,501
Trade payables	4,990,632	6,359,757
Line of credit	6,390,584	7,298,363
Notes payable - current portion (VIE $94,000 and $91,000, respectively)	510,181	362,927
Notes payable - officers, current portion	1,127,614	1,424,923
Notes Payable Affiliates - current portion	7,389	6,718
Accrued liabilities	2,221,277	2,081,805

Total current liabilities	16,484,107	17,688,994

Long-term liabilities:
Notes Payable - Affiliates	130,496	134,919
Notes payable, net of current portion (VIE $638,000 and $687,000, respectively)	3,624,994	3,932,032
Capital Lease	-	426
Notes payable - officers, subordinated	105,033	103,656
Total long-term liabilities	3,860,523	4,171,033

Equity:
CTI Industries Corporation stockholders' equity:
Preferred Stock -- no par value 2,000,000 shares authorized
0 shares issued and outstanding	-	-
Common stock - no par value, 5,000,000 shares authorized,
3,285,273 and 3,276,633 shares issued and 3,213,146 and 3,137,348
outstanding, respectively	13,704,890	13,704,890
Paid-in-capital	996,612	950,968
Accumulated deficit	(57,040)	(368,122)
Accumulated other comprehensive loss	(2,584,872)	(2,285,679)
Less: Treasury stock, 72,127 shares	(141,289)	(141,289)

Total CTI Industries Corporation stockholders' equity	11,918,301	11,860,768

Noncontrolling interest	(103,208)	(105,273)

Total Equity	11,815,093	11,755,495

TOTAL LIABILITIES AND EQUITY	$32,159,723	$33,615,522

See accompanying notes to condensed consolidated unaudited financial statements

CTI Industries Corporation and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011

Net Sales	$11,816,448	$11,964,764	$25,623,592	$24,662,419

Cost of Sales	9,463,198	9,894,922	20,175,271	20,121,805

Gross profit	2,353,250	2,069,842	5,448,321	4,540,614

Operating expenses:
General and administrative	1,538,785	1,349,726	2,871,078	2,679,680
Selling	410,670	206,521	822,240	420,776
Advertising and marketing	391,052	363,883	899,497	692,016

Total operating expenses	2,340,507	1,920,130	4,592,815	3,792,472

Income from operations	12,743	149,712	855,506	748,142

Other (expense) income:
Interest expense	(172,538)	(147,958)	(359,061)	(289,193)
Interest income	5,536	3,923	11,071	5,952
Foreign currency gain	5,680	15,150	7,906	26,268

Total other expense, net	(161,322)	(128,885)	(340,084)	(256,973)

Net (Loss) Income before taxes	(148,579)	20,827	515,422	491,169

Income tax (benefit) expense	(52,656)	35,472	202,275	240,901

Net (loss) income	(95,923)	(14,645)	313,147	250,268

Less: Net (loss) gain attributable to noncontrolling interest	(18,375)	(28,000)	2,066	(60,195)

Net (loss) income attributable to CTI Industries Corporation	$(77,548)	$13,355	$311,081	$310,463

Other Comprehensive (loss) Income
Foreign currency adjustment	(457,369)	$(57,923)	$(299,193)	$394,708
Comprehensive (loss) income	$(534,917)	$(44,568)	$11,888	$705,171

Basic (loss) income per common share	$(0.02)	$0.00	$0.10	$0.10

Diluted (loss) income per common share	$(0.02)	$0.00	$0.10	$0.10

Weighted average number of shares and equivalent shares
of common stock outstanding:
Basic	3,207,244	3,137,848	3,205,875	3,137,842

Diluted	3,240,559	3,187,779	3,238,795	3,193,213

See accompanying notes to condensed consolidated unaudited financial statements

CTI Industries Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended June 30,
	2012	2011

Cash flows from operating activities:
Net income	$313,147	$250,268
Adjustment to reconcile net income to cash
provided by operating activities:
Depreciation and amortization	839,181	925,100
Amortization of debt discount	-	5,042
Change in value of swap agreement	158,090	-
Stock based compensation	43,884	70,006
Provision for losses on accounts receivable	(2,406)	5,773
Provision for losses on inventories	177,441	54,577
Deferred income taxes	81,569	72,752
Change in assets and liabilities:
Accounts receivable	1,490,193	763,223
Inventories	(540,864)	(1,209,154)
Prepaid expenses and other assets	77,408	(373,611)
Trade payables	(1,412,614)	678,337
Accrued liabilities	(482,299)	(167,919)

Net cash provided by operating activities	742,730	1,074,394

Cash used in investing activities - purchases of property, plant and equipment	(526,511)	(545,473)

Cash flows from financing activities:
Change in checks written in excess of bank balance	1,081,776	364,703
Net change in revolving line of credit	(913,864)	(1,433,108)
Proceeds from issuance of long-term debt	-	679,734
Repayment of long-term debt (related parties $298,000 and $268,000)	(470,126)	(438,457)
Proceeds from exercise of stock options and warrants	1,760	2,335

Net cash used in financing activities	(300,454)	(824,793)

Effect of exchange rate changes on cash	6,860	27,557

Net increase in cash and cash equivalents	(77,375)	(268,315)

Cash and cash equivalents at beginning of period	338,523	761,874

Cash and cash equivalents at end of period	$261,148	$493,559

Supplemental disclosure of cash flow information:
Cash payments for interest	$535,516	$247,901

Cash payments for taxes	$5,000	$42,250

Supplemental Disclosure of non-cash investing and financing activity
Property, Plant & Equipment acquisitions funded by liabilities	$34,054	$82,591

Reclassification of line of credit to long-term debt	$-	$700,000

See accompanying notes to condensed consolidated unaudited financial statements

CTI Industries Corporation and Subsidiaries

Condensed Consolidated Earnings per Share (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Basic
Average shares outstanding:
Weighted average number of common shares outstanding	3,207,244	3,137,848	3,205,875	3,137,842

Net income:
Net (loss) income attributable to CTI Industries Corporation	$(77,548)	$13,355	$311,081	$310,463

Per share amount	$(0.02)	$0.00	$0.10	$0.10

Diluted
Average shares outstanding:
Weighted average number of common shares outstanding	3,207,244	3,137,848	3,205,875	3,137,842

Effect of dilutive shares	33,315	49,931	32,920	55,371

Weighted average number of shares and
equivalent shares of common stock outstanding	3,240,559	3,187,779	3,238,795	3,193,213

Net income:
Net (loss) income attributable to CTI Industries Corporation	$(77,548)	$13,355	$311,081	$310,463

Per share amount	$(0.02)	$0.00	$0.10	$0.10

See accompanying notes to condensed consolidated unaudited financial statements

CTI Industries Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 - Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited but in the opinion of management contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the consolidated financial position and the consolidated results of operations and consolidated cash flows for the periods presented in conformity with generally accepted accounting principles for interim consolidated financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2012. It is suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2011.

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

Variable Interest Entities (“VIE’s”):

The determination of whether or not to consolidate a variable interest entity under U.S. GAAP requires a significant amount of judgment concerning the degree of control over an entity by its holders of variable interest. To make these judgments, management has conducted an analysis of the relationship of the holders of variable interest to each other, the design of the entity, the expected operations of the entity, which holder of variable interests is most “closely associated” to the entity and which holder of variable interests is the primary beneficiary required to consolidate the entity. Upon the occurrence of certain events, management reviews and reconsiders its previous conclusion regarding the status of an entity as a variable interest entity. Upon the adoption of amended accounting guidance applicable to variable interest entities on January 1, 2010, management continually reconsiders whether the Company is deemed to be a variable interest entity’s primary beneficiary who consolidates such entity. There are two entities that have been consolidated as variable interest entities.

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

As of June 30, 2012 and 2011, shares to be issued upon the exercise of options aggregated 148,000 and 206,000, respectively. The number of anti-dilutive shares (not included in the determination of earnings on a diluted basis) for the three and six months ended June 30, 2012 and 2011, were 83,000 and 81,500, respectively, all of which were represented by options.

New Accounting Pronouncements:

The Company’s significant accounting policies are summarized in Note 2 of the Company’s consolidated financial statements for the year ended December 31, 2011. There were no significant changes to these accounting policies during the three and six months ended June 30, 2012.

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

In September 2011, the FASB issued Accounting Standards Update No. 2011-08 (“ASU 2011-08”) Intangibles – Goodwill and Other (Topic 350). Under ASU 2011-08, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test. Under ASU 2011-08, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of ASU 2011-08 in the three and six months ended June 30, 2012 did not have a material impact on our financial statements or related disclosures.

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

The Company’s net income for the three months ended June 30, 2012 and 2011 includes approximately $22,000 and $35,000, respectively of compensation costs related to share based payments. The Company’s net income for the six months ended June 30, 2012 and 2011 includes approximately $44,000 and $70,000, respectively of compensation costs related to share based payments. As of June 30, 2012 there is $153,000 of unrecognized compensation expense related to non-vested stock option grants and stock grants. We expect approximately $44,000 to be recognized over the remainder of 2012, $59,000 to be recognized during 2013, and $41,000 to be recognized during 2014, and $9,000 to be recognized during 2015.

As of June 30, 2012, the Company had four stock-based compensation plans pursuant to which stock options were, or may be, granted. The Plans provide for the award of options, which may either be incentive stock options (“ISOs”) within the meaning of Section 422A of the Internal Revenue Code of 1986, as amended (the “Code”) or non-qualified options (“NQOs”) which are not subject to special tax treatment under the Code as well as for stock grants.

On April 12, 2001, the Board of Directors approved for adoption, effective December 27, 2001, the 2001 Stock Option Plan (“2001 Plan”). The 2001 Plan authorizes the grant of options to purchase up to an aggregate of 119,050, shares of the Company’s Common Stock. As of June 30, 2012, 139,958 shares (including cancelled shares re-issued under the Plan) have been granted and were fully vested at the time of grant. Options to purchase 7,500 remain outstanding.

On April 24, 2002, the Board of Directors approved for adoption, effective October 12, 2002, the 2002 Stock Option Plan (“2002 Plan”). The 2002 Plan authorizes the grant of options to purchase up to an aggregate of 142,860 shares of the Company’s Common Stock. As of June 30, 2012, 123,430 shares have been granted and were fully vested at the time of grant and 27,500 remain outstanding.

On April 30, 2007, the Board of Directors approved for adoption, effective October 1, 2007, the 2007 Stock Option Plan (“2007 Plan”). The 2007 Plan authorizes the grant of options to purchase up to an aggregate of 150,000 shares of the Company’s Common Stock. As of June 30, 2012, 165,750 options (including cancelled shares re-issued under the Plan) had been granted and 32,500 remain outstanding.

On April 10, 2009, the Board of Directors approved for adoption, and on June 5, 2009, the shareholders of the Corporation approved, a 2009 Stock Incentive Plan (“2009 Plan”). The 2009 Plan authorizes the issuance of up to 250,000 shares of stock or options to purchase stock of the Company. As of June 30, 2012, 82,000 options had been granted and 80,500 remain outstanding. During the second quarter 2012, 1,000 options were cancelled.

A summary of the Company’s stock option activity and related information is as follows:

	Shares under Option	Weighted Average Exercise Price	Weighted Average Contractual Life	Aggregate Intrinsic Value
Balance at December 31, 2011	162,500	$4.25
Granted	-	-
Cancelled	1,000	1.92
Exercised	13,500	5.97
Outstanding at June 30, 2012	148,000	$4.45	2.80	$167,446

Exercisable at June 30, 2012	72,875	$2.73	2.10	$167,446

A summary of the Company’s stock option activity by grant date as of June 30, 2012 is as follows:

	Options Outstanding				Options Vested
Options by Grant Date	Shares	Weighted Avg.	Remain. Life	Intrinsic Val	Shares	Weighted Avg.	Remain. Life	Intrinsic Val
Dec 2005	35,000	$ 2.88	3.5	$ 72,450	35,000	$ 2.88	3.8	$ 72,450
Oct 2008	2,500	4.97	0.3	-	2,500	4.97	0.3	-
Nov 2008	30,000	1.78	0.4	94,996	30,000	1.78	0.4	94,996
Dec 2010	72,500	6.14	3.5	-	5,375	5.97	3.5	-
Jan 2011	8,000	5.96	3.5	-	-	-	-	-
TOTAL	148,000	$ 4.45	2.8	$ 167,446	72,875	$ 2.73	2.1	$ 167,446

The aggregate intrinsic value in the tables above represents the total pre-tax intrinsic value (the difference between the closing price of the Company’s common stock on the last trading day of the quarter ended June 30, 2012 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all the holders exercised their options on June 30, 2012.

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

Note 4 - Other Comprehensive Loss

In the three and six months ended June 30, 2012 the company had a comprehensive loss of $457,000 and $299,000, all from foreign currency translation adjustments.

The following table sets forth the accumulated balance of other comprehensive loss and each component.

	Foreign Currency Items	Accumulated Other Comprehensive (Loss)

Beginning balance as of January 1, 2012	$(2,286,000)	$(2,286,000)

Current period change, net of tax	(299,000)	(299,000)

Ending Balance as of June 30, 2012	$(2,585,000)	$(2,585,000)

For the three and six months ended June 30, 2012 no tax benefit for foreign currency translation adjustments has been recorded as such amounts would result in a deferred tax asset.

Note 5 - Inventories, Net

	June 30, 2012	December 31, 2011
Raw materials	$2,749,000	$3,027,000
Work in process	1,257,000	1,503,000
Finished goods	10,349,000	9,193,000
Allowance for excess quantities	(561,000)	(384,000)
Total inventories	$13,794,000	$13,339,000

Note 6 - Geographic Segment Data

The Company has determined that it operates primarily in one business segment which designs, manufactures and distributes film products for use in packaging, storage and novelty balloon products. The Company operates in foreign and domestic regions. Information about the Company's operations by geographic areas is as follows:

	Net Sales to Outside Customers		Net Sales to Outside Customers
	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

United States	$ 8,556,000	$8,715,000	$18,546,000	$18,149,000
Europe	194,000	134,000	315,000	202,000
Mexico	2,684,000	2,664,000	5,647,000	5,064,000
United Kingdom	382,000	452,000	1,116,000	1,247,000

	$ 11,816,000	$11,965,000	$25,624,000	$24,662,000

	Total Assets at
	June 30,	December 31,
	2012	2011

United States	$23,190,000	$25,302,000
Europe	766,000	464,000
Mexico	7,317,000	7,116,000
United Kingdom	886,000	734,000

	$32,159,000	$33,616,000

Note 7 - Concentration of Credit Risk

Concentration of credit risk with respect to trade accounts receivable is generally limited due to the number of entities comprising the Company's customer base. The Company performs ongoing credit evaluations and provides an allowance for potential credit losses against the portion of accounts receivable which is estimated to be uncollectible. Such losses have historically been within management's expectations. During the three and six months ended June 30, 2012, there was one customer whose purchases represented more than 10% of the Company’s consolidated net sales. During the three and six months ended June 30, 2011, there were two customers whose purchases represented more than 10% of the Company’s consolidated net sales. Sales to the top customers for the three and six months ended June 30, 2012 and 2011 are as follows:

	Three Months Ended		Three Months Ended
	June 30, 2012		June 30, 2011
Customer	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Customer A	$3,581,000	30.3%	$3,549,000	29.7%
Customer B	N/A	N/A	$1,563,000	13.1%

	Six Months Ended		Six Months Ended
	June 30, 2012		June 30, 2011
Customer	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Customer A	$7,335,000	28.6%	$7,433,000	30.1%
Customer B	N/A	N/A	$3,196,000	13.0%

As of June 30, 2012, the total amount owed to the Company by our largest customer was $972,000 or 17.1% of the Company’s consolidated accounts receivables. The amounts owed at June 30, 2011 by our two largest customers were $1,717,000 or 21.7% and $1,113,000 or 14.1% of the Company’s consolidated net accounts receivables, respectively.

Note 8 - Related Party Transactions

Stephen M. Merrick, Executive Vice President, Secretary and a Director of the Company, is of counsel to the law firm of Vanasco Genelly and Miller PC which provides legal services to the Company. Legal fees paid by the Company with this firm for the three months ended June 30, 2012 and 2011, respectively, were $54,000 and $46,000. Legal fees paid by the Company with this firm for the six months ended June 30, 2012 and 2011, respectively, were $70,000 and $86,000.

John H. Schwan, Chairman of the Company, is a principal of Shamrock Specialty Packaging and affiliated companies. The Company made payments for packaging materials, rent and temporary employees supplied by Shamrock of approximately $710,000 during the three months ended June 30, 2012 and $531,000 during the three months ended June 30, 2011. The Company made payments for packaging materials, rent and temporary employees supplied by Shamrock of approximately $1,560,000 during the six months ended June 30, 2012 and $1,050,000 during the six months ended June 30, 2011. At June 30, 2012 and 2011, outstanding accounts payable balances were $529,000 and $474,000, respectively.

Interest payments have been made to John H. Schwan and Stephen M. Merrick for loans made to the Company. During the three months ended June 30, 2012 these interest payments totaled $20,000. For the three months ended June 30, 2011 these interest payments totaled $27,000. During the six months ended June 30, 2012 these interest payments totaled $45,000. For the six months ended June 30, 2011 these interest payments totaled $59,000.

On July 1, 2011, Flexo Universal, S.A. de C.V. (“Flexo”) entered into a lease agreement with Venture Leasing S.A. de R.L. (“Venture Leasing Mexico”) for the lease of balloon production equipment financed and owned by Venture Leasing Mexico and used by Flexo for the production of latex balloons. Venture Leasing Mexico is wholly owned by entities owned by John H. Schwan, Chairman of the Company and Stephen M. Merrick, Chief Financial Officer of the Company. Venture Leasing Mexico and Venture Leasing L.L.C., also owned by entities owned by Mr. Schwan and Mr. Merrick, are deemed variable interest entities and are consolidated with the accounts of the Company. During the three and six months ended June 30, 2012, Flexo made lease payments to Venture Leasing Mexico totaling $39,000 and $78,000, respectively.

Note 9 - Derivative Instruments; Fair Value

The following table represents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2012, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

	Amount as of
Description	6/30/2012	Level 1	Level 2	Level 3

Interest Rate Swap 2011	$(5,000)	$-	$(5,000)	$-

	$(5,000)	$-	$(5,000)	$-

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

On July 1, 2011, we entered into a swap agreement with BMO Capital Markets with respect to $6,780,000 of our loan balances with Harris. This swap agreement limits the Company’s exposure to interest rate fluctuations on the Company’s floating rate loans. The swap agreement has the effect of fixing the interest rate on the loan balances covered by the swap at 4.65% per annum. The swap agreement is a derivative financial instrument and we determine and record the fair market value of the swap agreement each quarter. The value is recorded on the balance sheet of the Company and the amount of the unrealized gain or loss for each period is recorded as interest income or expense.

Fair Values of Derivative Instruments in the Statement of Financial Position
		Liability Derivatives
As of	June 30	2012
	Derivatives not designated as hedging instruments under ASU 815	Balance Sheet Location	Fair Value
	Interest Rate Contracts	Accrued Liabilities	$ (5,000)

The Effect of Derivative Instruments on the Statement of Financial Performance
for the 3 month
period ending	June 30	2012
	Derivatives not Designated as Hedging Instruments under ASU 815	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
	Interest Rate Contracts	Interest Expense	$ * (16,000)
*Includes interest of $20,000 associated with variances between fixed and variable rates.

for the 6 month
period ending	June 30	2012
	Derivatives not Designated as Hedging Instruments under ASU 815	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
	Interest Rate Contracts	Interest Expense	$ * (51,000)
*Includes interest of $39,000 associated with variances between fixed and variable rates.

Note 10 - Subsequent Event

On July 17, 2012, the Company entered into Amendment Number 3 to the Credit Agreement among the Company and BMO Harris Bank N.A. (“BMO Harris”) pursuant to which (i) the amount of the loan commitment on the revolver loan of BMO Harris was increased from $9 million to $12 million, (ii) BMO Harris consented to a transaction among the Company and BMO Private Equity (U.S.), Inc. (“BMO Equity”) and (iii) the term of credit and loans to the Company provided in the Credit Agreement and BMO Harris was extended to July 17, 2017.

Also, on July 17, 2012, the Company entered into a Note and Warrant Purchase Agreement with BMO Equity pursuant to which (i) BMO Equity advanced to the Company the sum of $5 million and (ii) the Company issued to BMO Equity a warrant to purchase up to Four Percent (4%) of the outstanding shares of common stock of the Company on a fully-diluted basis (140,048 shares of common stock of the Company} at the price of One Cent ($0.01) per share. The term of the loan provided for in this Agreement is five and a half years. Interest is payable on the outstanding balance of the loan at the rate of 11.5% per annum.

The Note and Warrant Purchase Agreement includes provisions for:

(i)	a closing fee of $100,000

(ii)	payment of the principal amount in five and a half years with optional prepayment subject to certain prepayment premiums;

(iii)	security for the note obligations in all assets of the Company junior to the security interest of BMO Harris;

(iv)	various representations and warranties and covenants of the Company;

(v)	financial covenants including an applicable senior leverage ratio, fixed charge coverage ratio and tangible net worth amount.

Management believes that the funds provided by this new financing arrangement as well as internally generated funds will be sufficient for the Company to meet its working capital needs for at least the next 12 months.

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

Results of Operations

Net Sales. For the three months ended June 30, 2012, net sales were $11,816,000 compared to net sales of $11,965,000 for the same period of 2011, a decrease of 1.2%. For the quarters ended June 30, 2012 and 2011, net sales by product category were as follows:

	Three Months Ended
	June 30, 2012		June 30, 2011
	$	% of	$	% of
Product Category	(000) Omitted	Net Sales	(000) Omitted	Net Sales

Metalized Balloons	5,513	47%	5,578	47%

Pouches	1,682	14%	1,707	14%

Latex Balloons	2,837	24%	2,725	23%

Film Products	1,182	10%	1,606	13%

Other	602	5%	349	3%

Total	11,816	100%	11,965	100%

For the six months ended June 30, 2012, net sales were $25,624,000 compared to net sales of $24,662,000 for the same period of 2011, an increase of 3.9%. For the six months ended June 30, 2012 and 2011, net sales by product category were as follows:

	Six Months Ended
	June 30, 2012		June 30, 2011
	$	% of	$	% of
Product Category	(000) Omitted	Net Sales	(000) Omitted	Net Sales

Metalized Balloons	12,465	49%	11,977	48%

Pouches	3,612	14%	3,861	16%

Latex Balloons	5,591	22%	4,821	19%

Film Products	2,843	11%	3,350	14%

Other	1,113	4%	653	3%

Total	25,624	100%	24,662	100%

Metalized Balloons. During the three months ended June 30, 2012 revenues from the sale of metalized balloons decreased by 1.2% compared to the prior year period from $5,578,000 to $5,513,000. During the six months ended June 30, 2012 revenues from the sale of metalized balloons increased by 4.1% compared to the prior year period from $11,977,000 to $12,465,000. During the first half of 2012, sales of metalized balloons sales to our largest customer decreased slightly to $7,124,000 from $7,317,000, while sales of metalized balloons to other customers increased in this period. For the first half of this year, sales of metalized balloons to other customers were $5,341,000 compared to $4,660,000 for the same period last year. These included sales to customers in the United States, Mexico, the United Kingdom and Europe.

Pouches. During the three months ended June 30, 2012 revenues from the sale of pouches decreased by 1.5% compared to the prior year period from $1,707,000 to $1,682,000. During the six months ended June 30, 2012 revenues from the sale of pouches decreased by 6.4% compared to the prior year period from $3,861,000 to $3,612,000. Virtually all of our pouch sales in 2011 and 2012 have been of vacuumable pouches in two categories: (i) zippered pouches and (ii) open-top pouches or rolls. For the three and six months ended 2012 and 2011, sales of pouch products in these categories have been as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Pouches	2012	2011	2012	2011

Zippered	$941,000	$974,000	$1,834,000	$2,471,000

Open-Top or Rolls	741,000	733,000	1,778,000	1,390,000

Total	$1,682,000	$1,707,000	$3,612,000	$3,861,000

Most of our sales of zippered pouches have been of branded products to a principal customer, although we have had limited sales of our ZipVac® pouch line as well.

During 2010, we introduced a line of open-top pouches and rolls for use with existing vacuum sealing machines which we have sold under the ZipVac® label as well as on a private label basis. In the first quarter 2012, we introduced and began to market and sell a branded line of vacuum sealing machines and associated open-top bags and rolls. We had limited initial sales of products in that line during the second quarter 2012 and those revenues are included in the revenues indicated for open-top bags or rolls. As indicated in the chart, we have experienced increasing levels of sales of this product line during the six months ended June 30, 2012.

Latex Balloons. During the three months ended June 30, 2012 revenues from the sale of latex balloons increased by 4.1% compared to the prior year period from $2,725,000 to $2,837,000. During the six months ended June 30, 2012 revenues from the sale of latex balloons increased by 16.0% compared to the prior year period from $4,821,000 to $5,591,000. The increase is attributable to increased sales in Mexico by Flexo Universal, our subsidiary there, as well as increased sales to various customers in the United States.

Films. During the three months ended June 30, 2012 revenues from the sale of laminated film products decreased by 26.4% compared to the prior year period from $1,606,000 to $1,182,000. During the six months ended June 30, 2012 revenues from the sale of laminated film products decreased by 15.1% compared to the prior year period from $3,350,000 to $2,843,000. The decrease is attributable to a decrease in sales to a principal customer. Approximately 86.3% of the sales of laminated film products during the six months ended June 30, 2012 were to a principal customer.

Sales to a limited number of customers continue to represent a large percentage of our net sales. The table below illustrates the impact on sales of our top three and ten customers for the three and six months ended June 30, 2012 and 2011.

	Three Months Ended June 30,		Six Months Ended June 30,
	% of Sales		% of Sales
	2012	2011	2012	2011

Top 3 Customers	44.8%	50.2%	45.0%	52.1%

Top 10 Customers	65.5%	70.9%	64.6%	72.3%

During the three and six months ended June 30, 2012, there was one customer whose purchases represented more than 10% of the Company’s consolidated net sales. Sales to this customer for the three months ended June 30, 2012 were $3,581,000 or 30.3% consolidated net sales. Sales to the top two customers in the same period of 2011 were $3,549,000 or 29.7%, and $1,563,000 or 13.1% of consolidated net sales, respectively. The sales to our largest customer for the six months ended June 30, 2012 were $7,335,000 or 28.6% of consolidated net sales. Sales to the top two customers in the same period of 2011 were $7,433,000 or 30.1%, and $3,196,000 or 13.0% of consolidated net sales, respectively. As of June 30, 2012, the total amount owed to the Company by our largest customer was $972,000 or 17.1% of the Company’s consolidated net accounts receivables. The amounts owed at June 30, 2011 by our two largest customers were $1,717,000 or 21.7%, and $1,113,000 or 14.1% of the Company’s consolidated net accounts receivables, respectively.

Cost of Sales. During the three months ended June 30, 2012, the cost of sales represented 80.1% of net sales compared to 82.7% for the three months ended June 30, 2011. During the six months ended June 30, 2012, the cost of sales represented 78.7% of net sales compared to 81.6% for the six months ended June 30, 2011. During the six months ended June 30, 2012, cost of sales declined compared to the same period last year as the result of several factors including: (i) moderation in the cost of certain raw materials, particularly latex, (ii) increases in the selling prices of certain of our products and (iii) a shift in the mix of products sold to products having higher margin.

General and Administrative. During the three months ended June 30, 2012, general and administrative expenses were $1,539,000 or 13.0% of net sales, compared to $1,350,000 or 11.3% of net sales for the same period in 2011. During the six months ended June 30, 2012, general and administrative expenses were $2,871,000 or 11.2% of net sales, compared to $2,680,000 or 10.9% of net sales for the same period in 2011. The increase in general and administrative expenses is attributable to (i) an increase in salary expense of $55,000 and (ii) an increase in legal expenses of $45,000. Also, our European subsidiary general and administrative expenses increased due to an increase in a number of accounts and geographic areas covered. These expenses include rent, travel, legal, and accounting, in aggregate these expenses increased by $90,000.

Selling. During the three months ended June 30, 2012, selling expenses were $411,000 or 3.5% of net sales, compared to $207,000 or 1.7% of net sales for the same period in 2011. During the six months ended June 30, 2012, selling expenses were $822,000 or 3.2% of net sales, compared to $421,000 or 1.7% of net sales for the same period in 2011. The increase in selling expenses is attributable principally to (i) an increase in salary expense of $93,000, (ii) an increase in travel expenses of $65,000, (iii) an increase in outside services of $141,000 (iv) an increase in engineering and testing services related to the vacuum sealer machines of $55,000 and (v) an increase in royalty expense of $59,000.

Advertising and Marketing. During the three months ended June 30, 2012, advertising and marketing expenses were $391,000 or 3.3% of net sales for the period, compared to $364,000 or 3.0% of net sales for the same period of 2011. During the six months ended June 30, 2012, advertising and marketing expenses were $899,000 or 3.5% of net sales for the period, compared to $692,000 or 2.8% of net sales for the same period of 2011. The increase in advertising and marketing expense is attributable to (i) an increase in commission expense of $119,000 and (ii) an increase in artwork & films for creative of $67,000.

Other Income (Expense). During the three months ended June 30, 2012, the Company incurred net interest expense of $167,000, compared to net interest expense during the same period of 2011 in the amount of $144,000. During the six months ended June 30, 2012, the Company incurred net interest expense of $348,000, compared to net interest expense during the same period of 2011 in the amount of $283,000.

For the three months ended June 30, 2012, the Company had a foreign currency transaction gain of $6,000 compared to a foreign currency transaction gain of $15,000 during the same period of 2011. For the six months ended June 30, 2012, the Company had a foreign currency transaction gain of $8,000 compared to a foreign currency transaction gain of $26,000 during the same period of 2011.

Income Taxes. For the three months ended June 30, 2012, the Company reported a consolidated income tax benefit of $53,000, compared to a consolidated income tax expense of $35,000 for the same period of 2011. For the six months ended June 30, 2012, the Company reported a consolidated income tax expense of $197,000, compared to a consolidated income tax expense of $241,000 for the same period of 2011. For the three and six months ended June 30, 2012, this income tax provision was composed of provisions for United States income tax on the Company, income tax in Mexico of Flexo Universal, our Mexican subsidiary, income tax in the United Kingdom of CTI Balloons Limited, our United Kingdom subsidiary, and income tax in Germany of CTI Europe, our Germany subsidiary.

Net Income. For the three months ended June 30, 2012, the Company had net loss of $78,000 or ($0.02) per share (basic and diluted), compared to net income of $13,000 for the same period of 2011 or $0.00 per share (basic and diluted). For the six months ended June 30, 2012, the Company had net income of $311,000 or $0.10 per share (basic and diluted), compared to net income of $310,000 for the same period of 2011 or $0.10 per share (basic and diluted).

Financial Condition, Liquidity and Capital Resources

Cash Flow Items.

Operating Activities. During the six months ended June 30, 2012, net cash provided by operations was $743,000, compared to net cash used in operations during the six months ended June 30, 2011 of $1,074,000.

Significant changes in working capital items during the six months ended June 30, 2012 consisted of (i) a decrease in accounts receivable of $1,490,000, (ii) an increase in inventories of $541,000, (iii) depreciation and amortization in the amount of $839,000 and (iv) a decrease in trade payables of $1,413,000.

Investing Activity. During the six months ended June 30, 2012, cash used in investing activity for the purchase or improvement of equipment was $527,000, compared to $545,000 in the same period of 2011. Substantially all of this expense is related to equipment maintenance and upgrades, tooling and related expense.

Financing Activities. During the six months ended June 30, 2012, cash used in financing activities was $300,000 compared to cash provided by financing activities for the same period of 2011 in the amount of $825,000. During the six months ended June 30, 2012, financing activities included payment of $470,000 on long-term debt obligations and $914,000 on the revolving line of credit.

Liquidity and Capital Resources. At June 30, 2012, the Company had cash balances of $261,000 compared to cash balances of $494,000 for the same period in 2011 and there was $1,200,000 available to advance under the Company’s revolving line of credit.

At June 30, 2012, the Company had a working capital balance of $5,730,000 compared to a working capital balance of $5,746,000 at December 31, 2011.

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

Under the terms of the Credit Agreement, in order to obtain advances under the revolving line of credit and the equipment loan, the Company is required to meet various financial covenants including a senior leverage ratio, fixed charge coverage ratio and tangible net worth. As of June 30, 2012, we were in compliance with these covenants.

The Credit Agreement provides that the outstanding balance of all loans under the agreement will bear interest with reference to a base rate or, at the option of the Company, with reference to an adjusted LIBOR. At June 30, 2012, the effective rate on the outstanding loan balances was 4.0%.

As of June 30, 2012, the outstanding balances on the loans with Harris were: (i) revolving line of credit, $6,243,000, (ii) mortgage loan, $2,131,000, and (iii) equipment loan, $1,272,000.

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

On July 17, 2012, the Company entered into Amendment Number 3 to the Credit Agreement among the Company and BMO Harris Bank N.A. (“BMO Harris”) pursuant to which (i) the amount of the loan commitment on the revolver loan of BMO Harris was increased from $9 million to $12 million, (ii) BMO Harris consented to a transaction among the Company and BMO Private Equity (U.S.), Inc. (“BMO Equity”) and (iii) the term of credit and loans to the Company provided in the Credit Agreement and BMO Harris was extended to July 17, 2017.

Also, on July 17, 2012, the Company entered into a Note and Warrant Purchase Agreement with BMO Equity pursuant to which (i) BMO Equity advanced to the Company the sum of $5 million and (ii) the Company issued to BMO Equity a warrant to purchase up to Four Percent (4%) of the outstanding shares of common stock of the Company on a fully-diluted basis (140,048 shares of common stock of the Company) at the price of One Cent ($0.01) per share. The term of the loan provided for in this Agreement is five and a half years. Interest is payable on the outstanding balance of the loan at the rate of 11.5% per annum.

The Note and Warrant Purchase Agreement includes provisions for:

(i)	a closing fee of $100,000

(ii)	payment of the principal amount in five and a half years with optional prepayment subject to certain prepayment premiums;

(iii)	security for the note obligations in all assets of the Company junior to the security interest of BMO Harris;

(iv)	various representations and warranties and covenants of the Company;

(v)	financial covenants including an applicable senior leverage ratio, fixed charge coverage ratio and tangible net worth amount.

Management believes that the funds provided by this new financing arrangement as well as internally generated funds will be sufficient for the Company to meet its working capital needs for at least the next 12 months.

Seasonality

In recent years, sales in the metalized balloon product line have historically been seasonal with approximately 40% occurring in the period from December through March and 24% being generated in the period from July through October. The sales of latex balloons and laminated film products have not historically been seasonal.

Critical Accounting Policies

Please see pages 24-26 of our Annual Report on Form 10-K for the year ended December 31, 2011 for a description of policies that are critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. No material changes to such information have occurred during the three and six months ended June 30, 2012.

New Accounting Pronouncements

See “New Accounting Pronouncements” in Note 1 to the Notes to Unaudited Condensed Consolidated Financial Statements which is here incorporated by reference.

Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk

Not applicable.

Item 4. Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2012. Based on such review and evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of June 30, 2012, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, (a) is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and (b) is accumulated and communicated to our management, including the officers, as appropriate to allow timely decisions regarding required disclosure. There were no material changes in our internal control over financial reporting during the second quarter of 2012 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Reference made to Company’s Report on Form 8-K dated June 8, 2012.

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

3.2	By-laws of CTI Industries Corporation (incorporated by reference to Exhibit 3.1 contained in Registrant’s Form SB-2 Registration Statement (File No. 333-31969) effective November 5, 1997).

10.1	Third Amendment to Loan Agreement between BMO Harris Bank, N.A. and the Company dated July 17, 2012.
10.2	Replacement Revolving Note between BMO Harris Bank, N.A. and the Company dated July 17, 2012.
10.3	Note and Warrant Purchase Agreement between BMO Private Equity (U.S.), Inc. and the Company dated July 17, 2012.
10.4	Warrant Agreement between BMO Private Equity (U.S.), Inc. and the Company dated July 17, 2012.
10.5	Senior Secured Subordinated Promissory Note between BMO Private Equity (U.S.), Inc. and the Company dated July 17, 2012.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101	Interactive Data Files, including the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2012	CTI INDUSTRIES CORPORATION

	By:	/s/ Howard W. Schwan
Howard W. Schwan, President and Chief Executive Officer

By:	/s/ Stephen M. Merrick
Stephen M. Merrick Executive Vice President and Chief Financial Officer

By:	/s/ Timothy S. Patterson
Timothy S. Patterson Vice President Finance / Controller

Exhibit Index

Exhibit Number	Description

3.1

Third Restated Certificate of Incorporation of CTI Industries Corporation (incorporated by reference to Exhibit A contained in Registrant’s Schedule 14A Definitive Proxy Statement for solicitation of written consent of shareholders, as filed with Commission on October 25, 1999).

3.2	By-laws of CTI Industries Corporation (incorporated by reference to Exhibit 3.1 contained in Registrant’s Form SB-2 Registration Statement (File No. 333-31969) effective November 5, 1997).

10.1	Third Amendment to Loan Agreement between BMO Harris Bank, N.A. and the Company dated July 17, 2012.
10.2	Replacement Revolving Note between BMO Harris Bank, N.A. and the Company dated July 17, 2012.
10.3	Note and Warrant Purchase Agreement between BMO Private Equity (U.S.), Inc. and the Company dated July 17, 2012.
10.4	Warrant Agreement between BMO Private Equity (U.S.), Inc. and the Company dated July 17, 2012.
10.5	Senior Secured Subordinated Promissory Note between BMO Private Equity (U.S.), Inc. and the Company dated July 17, 2012.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101	Interactive Data Files, including the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements.

