Form 10-K/A
period 2011-12-31
CTI INDUSTRIES CORP
filed 2012-09-11
CIK 1042187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1 to Form 10-K

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

None.

ANNUAL REPORT ON FORM 10-K/A

For the annual period ended December 31, 2011

EXPLANATORY NOTE

This Form 10-K/A is being filed by the Company solely to amend the Exhibit Index contained in the Form 10-K of the Company for the annual period ended December 31, 2011, filed on March 29, 2012. This Amendment No. 1 is filed to state that the Exhibit Index is amended to reflect that Exhibit Number 10.14, which contains a Trademark License Agreement between S.C. Johnson & Son, Inc. and CTI Industries Corporation dated December 14, 2011, has had portions of the Trademark License Agreement omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

This Amendment No. 1 contains only information for the annual period ended December 31, 2011. The sections and exhibits to the Form 10-K as originally filed are unchanged and continue in full force and effect as previously filed. This Amendment No. 1 speaks as of the date of the original filings of the Form 10-K and has not been updated to reflect events occurring subsequent to the original filing dates.

PART IV

Item No. 15 – Exhibits and Financial Statement Schedules

Exhibit
Number	Document

3.1*	Third Restated Certificate of Incorporation of CTI Industries Corporation (Incorporated by reference to Exhibit A contained in Registrant’s Schedule 14A Definitive Proxy Statement for solicitation of written consent of shareholders, as filed with the Commission on October 25, 1999)

3.2 *	By-Laws of CTI Industries Corporation (Incorporated by reference to Exhibit 3.2, contained in Registrant’s Form SB-2 Registration Statement (File No. 333-31969) effective November 5, 1997)

4.1*	Form of CTI Industries Corporation’s common stock certificate (Incorporated by reference to Exhibit 4.1, contained in Registrant’s Form SB-2 Registration Statement (File No. 333-31969) effective November 5, 1997)

10.1*	CTI Industries Corporation 1999 Stock Option Plan (Incorporated by reference to Appendix A contained in Registrant’s Schedule 14A Definitive Proxy Statement, as filed with the Commission on March 26, 1999)

10.2*	CTI Industries Corporation 2001 Stock Option Plan (Incorporated by reference to Appendix E contained in Registrant’s Schedule 14A Definitive Proxy Statement, as filed with the Commission on May 21, 2001)

10.3*	CTI Industries Corporation 2002 Stock Option Plan (Incorporated by reference to Appendix A contained in Registrant’s Schedule 14A Definitive Proxy Statement, as filed with the Commission on May 15, 2002)

10.4*	CTI Industries Corporation 2007 Stock Incentive Plan (Incorporated by reference to Appendix A contained in Registrant’s Schedule 14A Definitive Proxy Statement, as filed with the Commission on April 30, 2007)

10.5*	CTI Industries Corporation 2009 Stock Incentive Plan (Incorporated by reference to Schedule A contained in Registrant’s Schedule 14A Definitive Proxy Statement, as filed with the Commission on April 30, 2009)

 *Filed with our Form 10K as filed on March 29, 2012.

10.6 *	Employment Agreement dated June 30, 1997, between CTI Industries Corporation and Howard W. Schwan (Incorporated by reference to Exhibit 10.9, contained in Registrant’s Form SB-2 Registration Statement (File No. 333-31969) effective November 5, 1997)

10.7*	License Agreement between Rapak, LLC and the Company dated April 28, 2006 (Incorporated by reference to Exhibit 10.1 contained in Registrant’s Report on Form 8-K dated May 3, 2006)

10.8*	Supply and License Agreement among Registrant and S.C. Johnson & Son, Inc. dated February 1, 2008 (Incorporated by reference to Exhibit 10.1 contained in Registrant’s Report on Form 8-K/A dated March 19, 2008)

10.9 *	Amendment to the License Agreement between Rapak, LLC and the Company dated May 6, 2008 (Incorporated by reference to Exhibit 10.1 contained in Registrant’s Report on Form 8-K dated May 8, 2008)

10.10*	Credit Agreement between Harris N.A. and CTI Industries Corporation dated April 29, 2010 (Incorporated by reference to Exhibit 10.2 contained in Registrant’s Report on Form 10-Q dated May 14, 2010)

10.11*	Mortgage and Security Agreement between Harris N.A. and the Company dated April 29, 2010 (Incorporated by reference to Exhibit 10.3 contained in Registrant’s Report on Form 10-Q dated May 14, 2010)

10.12*	Security Agreement between Harris N.A. and the Company dated April 29, 2010 (Incorporated by reference to Exhibit 10.4 contained in Registrant’s Report on Form 10-Q dated May 14, 2010)

10.13*	Pledge Agreement between Harris N.A. and the Company dated April 29, 2010 (Incorporated by reference to Exhibit 10.5 contained in Registrant’s Report on Form 10-Q dated May 14, 2010)

10.14*	Trademark License Agreement between S.C. Johnson & Son, Inc. and CTI Industries Corporation dated December 14, 2011. Portions redacted and filed separately with the SEC pursuant to a request for confidential treatment.

14*	Code of Ethics (Incorporated by reference to Exhibit contained in the Registrant’s Form 10-K/A Amendment No. 2, as filed with the Commission on October 8, 2004)

21*	Subsidiaries (description incorporated in Form 10-K under Item No. 1)

23.1*	Consent of Independent Registered Public Accounting Firm, Blackman Kallick, LLP

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith)

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith)

32*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

*Filed with our Form 10K as filed on March 29, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: September 11, 2012	CTI INDUSTRIES CORPORATION

	By:	/s/ Howard W. Schwan
Howard W. Schwan, President

	By:	/s/ Stephen M. Merrick
Stephen M. Merrick, Executive Vice
President and Chief Financial Officer