Form 10-Q
period 2012-09-30
CTI INDUSTRIES CORP
filed 2012-11-14
CIK 1042187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The number of shares outstanding of the Registrant’s common stock as of November 1, 2012 was 3,231,646.

INDEX

Part I – Financial Information

Item No. 1	Financial Statements
	Condensed Consolidated Interim Balance Sheet at September 30, 2012 (unaudited) and December 31, 2011	1
	Condensed Consolidated Interim Statements of Operations and Comprehensive Income (unaudited) for the three and nine months ended September 30, 2012 and September 30, 2011	2
	Condensed Consolidated Interim Statements of Cash Flows (unaudited) for the three and nine months ended September 30, 2012 and September 30, 2011	3
	Condensed Consolidated Interim Earnings per Share (unaudited) for the three and nine months ended September 30, 2012 and September 30, 2011	4
	Notes to Condensed Consolidated Financial Statements (unaudited)	5
Item No. 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item No. 3	Quantitative and Qualitative Disclosures Regarding Market Risk	22
Item No. 4	Controls and Procedures	22

Part II – Other Information

Item No. 1	Legal Proceedings	22
Item No. 1A	Risk Factors	23
Item No. 2	Unregistered Sales of Equity Securities and Use of Proceeds	23
Item No. 3	Defaults Upon Senior Securities	23
Item No. 4	Submission of Matters to a Vote of Security Holders	23
Item No. 5	Other Information	23
Item No. 6	Exhibits	24
	Signatures
	Exhibit 10.6
	Exhibit 10.7
	Exhibit 10.8
	Exhibit 31.1
	Exhibit 31.2
	Exhibit 32

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

CTI Industries Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents (VIE $19,000 and $11,000, respectively)	$363,511	$338,523
Accounts receivable, (less allowance for doubtful accounts of $80,000 and $70,000, respectively)	7,330,051	7,091,194
Inventories, net	15,045,063	13,338,317
Net deferred income tax asset	812,255	760,241
Prepaid expenses (VIE $0 and $10,000)	1,321,385	1,345,223
Other current assets (VIE $91,000 and $83,000)	658,410	427,471

Total current assets	25,530,675	23,300,969

Property, plant and equipment:
Machinery and equipment	25,089,327	24,333,989
Building	3,329,174	3,329,174
Office furniture and equipment	3,080,508	3,022,719
Intellectual property	432,070	432,070
Land	250,000	250,000
Leasehold improvements	434,257	415,663
Fixtures and equipment at customer locations	2,784,419	2,629,902
Projects under construction	550,086	502,021
	35,949,841	34,915,538
Less : accumulated depreciation and amortization	(27,448,195)	(26,071,629)

Total property, plant and equipment, net	8,501,646	8,843,909

Other assets:
Deferred financing costs, net	204,670	42,986
Goodwill	1,033,077	1,033,077
Net deferred income tax asset	127,954	197,243
Other assets, due from related party $82,000 and $79,000, respectively	242,018	197,338

Total other assets	1,607,719	1,470,644

TOTAL ASSETS	$35,640,040	$33,615,522

LIABILITIES AND EQUITY
Current liabilities:
Checks written in excess of bank balance	$821,404	$154,501
Trade payables	4,556,722	6,359,757
Line of credit	5,410,470	7,298,363
Notes payable - current portion (VIE $94,000 and $91,000, respectively)	351,859	362,927
Notes payable - officers, current portion	1,123,742	1,424,923
Notes Payable Affiliates - current portion	7,968	6,718
Accrued liabilities	2,299,285	2,081,805

Total current liabilities	14,571,450	17,688,994

Long-term liabilities:
Notes Payable - Affiliates	138,420	134,919
Notes payable, net of current portion (VIE $614,000 and $687,000, respectively)	7,981,559	3,932,032
Capital Lease	-	426
Warrants Payable	680,633	-
Notes payable - officers, subordinated	-	103,656
Total long-term liabilities	8,800,612	4,171,033

Equity:
CTI Industries Corporation stockholders' equity:
Preferred Stock — no par value 2,000,000 shares authorized 0 shares issued and outstanding	-	-
Common stock - no par value, 5,000,000 shares authorized, 3,303,773 and 3,276,633 shares issued and 3,231,646 and 3,137,348 outstanding, respectively	13,704,890	13,704,890
Paid-in-capital	1,054,826	950,968
Accumulated deficit	(51,003)	(368,122)
Accumulated other comprehensive loss	(2,197,597)	(2,285,679)
Less: Treasury stock, 72,127 shares	(141,289)	(141,289)

Total CTI Industries Corporation stockholders' equity	12,369,827	11,860,768

Noncontrolling interest	(101,849)	(105,273)

Total Equity	12,267,978	11,755,495

TOTAL LIABILITIES AND EQUITY	$35,640,040	$33,615,522

See accompanying notes to condensed consolidated unaudited financial statements

CTI Industries Corporation and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011

Net Sales	$11,786,226	$11,730,972	$37,409,817	$36,393,391

Cost of Sales	9,114,918	9,461,457	29,290,188	29,583,262

Gross profit	2,671,308	2,269,515	8,119,629	6,810,129

Operating expenses:
General and administrative	1,570,380	1,295,317	4,441,458	3,974,997
Selling	482,544	233,756	1,304,783	654,531
Advertising and marketing	349,581	416,916	1,249,078	1,108,932

Total operating expenses	2,402,505	1,945,989	6,995,319	5,738,460

Income from operations	268,803	323,526	1,124,310	1,071,669

Other (expense) income:
Interest expense	(270,793)	(326,177)	(629,854)	(615,370)
Interest income	5,536	7,576	16,607	13,528
Foreign currency gain	5,301	8,630	13,206	34,896

Total other expense, net	(259,956)	(309,971)	(600,041)	(566,946)

Net income before taxes	8,847	13,555	524,269	504,723

Income tax expense	1,451	12,907	203,726	253,807

Net income	7,396	648	320,543	250,916

Less: Net income (loss) attributable to noncontrolling interest	1,359	(17,471)	3,425	(77,666)

Net income attributable to CTI Industries Corporation	$6,037	$18,119	$317,118	$328,582

Other Comprehensive Income (loss)
Foreign currency adjustment	387,275	$(718,290)	$88,082	$(323,582)
Comprehensive income (loss)	$393,312	$(700,171)	$405,200	$5,000

Basic income per common share	$0.00	$0.01	$0.10	$0.10

Diluted income per common share	$0.00	$0.01	$0.10	$0.10

Dividends per share	$-	$0.05	$-	$0.05

Weighted average number of shares and equivalent shares of common stock outstanding:
Basic	3,214,771	3,138,848	3,208,862	3,138,181

Diluted	3,353,267	3,178,444	3,269,941	3,187,871

See accompanying notes to condensed consolidated unaudited financial statements

CTI Industries Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended September 30,
	2012	2011

Cash flows from operating activities:
Net income	$320,543	$250,916
Adjustment to reconcile net income to cash used in operating activities:
Depreciation and amortization	1,261,064	1,383,459
Amortization of debt discount	-	5,042
Change in value of swap agreement	158,090	158,090
Stock based compensation	65,826	105,009
Provision for losses on accounts receivable	9,930	9,001
Provision for losses on inventories	223,877	61,465
Deferred income taxes	17,276	(100,865)
Change in assets and liabilities:
Accounts receivable	(51,976)	1,044,070
Inventories	(1,676,156)	(2,533,593)
Prepaid expenses and other assets	(190,274)	(539,135)
Trade payables	(1,952,903)	368,200
Accrued liabilities	(336,174)	(455,233)

Net cash used in operating activities	(2,150,877)	(243,574)

Cash used in investing activities - purchases of property, plant and equipment	(760,084)	(796,222)

Cash flows from financing activities:
Change in checks written in excess of bank balance	664,787	523,414
Net change in revolving line of credit	(1,900,868)	99,055
Proceeds from issuance of long-term debt	5,000,000	730,615
Repayment of long-term debt (related parties $297,000 and $268,000)	(696,274)	(481,233)
Proceeds from exercise of stock options and warrants	34,160	5,550
Dividends paid	-	(158,381)
Cash paid for deferred financing fees	(184,795)	(7,510)

Net cash provided by financing activities	2,917,010	711,510

Effect of exchange rate changes on cash	18,939	4,049

Net increase in cash and cash equivalents	24,988	(324,237)

Cash and cash equivalents at beginning of period	338,523	761,874

Cash and cash equivalents at end of period	$363,511	$437,637

Supplemental disclosure of cash flow information:
Cash payments for interest	$637,181	$397,218

Cash payments for taxes	$5,000	$42,250

Supplemental Disclosure of non-cash investing and financing activity
Property, Plant & Equipment acquisitions funded by liabilities	$79,647	$43,524

Reclassification of line of credit to long-term debt	$-	$700,000

Exercise warrants and payments of subordinated debt	$(3,872)	$-

See accompanying notes to condensed consolidated unaudited financial statements

CTI Industries Corporation and Subsidiaries

Condensed Consolidated Earnings per Share (unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Basic
Average shares outstanding:
Weighted average number of common shares outstanding	3,214,771	3,138,848	3,208,862	3,138,181

Net income:
Net income attributable to CTI Industries Corporation	$6,037	$18,119	$317,118	$328,582

Per share amount	$0.00	$0.01	$0.10	$0.10

Diluted
Average shares outstanding:
Weighted average number of common shares outstanding	3,214,771	3,138,848	3,208,862	3,138,181

Effect of dilutive shares	138,496	39,596	61,079	49,690

Weighted average number of shares and equivalent shares of common stock outstanding	3,353,267	3,178,444	3,269,941	3,187,871

Net income:
Net income attributable to CTI Industries Corporation	$6,037	$18,119	$317,118	$328,582

Per share amount	$0.00	$0.01	$0.10	$0.10

See accompanying notes to condensed consolidated unaudited financial statements

CTI Industries Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 - Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited but in the opinion of management contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the consolidated financial position and the consolidated results of operations and consolidated cash flows for the periods presented in conformity with generally accepted accounting principles for interim consolidated financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2012. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2011.

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

As of September 30, 2012 and 2011, shares to be issued upon the exercise of options and warrants aggregated 267,000 and 205,000, respectively. The number of anti-dilutive shares (not included in the determination of earnings on a diluted basis) for the three and nine months ended September 30, 2012, was 80,500, all of which were represented by options. The number of anti-dilutive shares for the three and nine months ended September 30, 2011, were 124,000 and 81,500, respectively, all of which were represented by options.

New Accounting Pronouncements:

The Company’s significant accounting policies are summarized in Note 2 of the Company’s consolidated financial statements for the year ended December 31, 2011. There were no significant changes to these accounting policies during the three and nine months ended September 30, 2012.

Note 2 - Stock-Based Compensation; Changes in Equity

The Company has adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718 which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the condensed consolidated financial statements based on their grant-date fair values.

The Company has applied the Black-Scholes model to value stock-based awards and recently issued warrants related to notes. That model incorporates various assumptions in the valuation of stock-based awards relating to the risk-free rate of interest to be applied, the estimated dividend yield and expected volatility of our common stock. The risk-free rate of interest is the related U.S. Treasury yield curve for periods within the expected term of the option at the time of grant. The dividend yield on our common stock is estimated to be 1.14%. The expected volatility is based on historical volatility of the Company’s common stock.

The Company, at the discretion of the board, may issue options in excess of the total available, if options related to that stock plan are cancelled. In some cases, not all shares that are available to a stock plan are issued, as the Company is unable to issue options to a previous plan when a new plan is in place.

The Company’s net income for the three months ended September 30, 2012 and 2011 includes approximately $22,000 and $34,000, respectively of compensation costs related to share based payments. The Company’s net income for the nine months ended September 30, 2012 and 2011 includes approximately $66,000 and $104,000, respectively of compensation costs related to share based payments. As of September 30, 2012 there is $131,000 of unrecognized compensation expense related to non-vested stock option grants and stock grants. We expect approximately $22,000 of additional stock-based compensation expense to be recognized over the remainder of 2012, $59,000 to be recognized during 2013, and $41,000 to be recognized during 2014, and $9,000 to be recognized during 2015.

As of September 30, 2012, the Company had four stock-based compensation plans pursuant to which stock options were, or may be, granted. The Plans provide for the award of options, which may either be incentive stock options (“ISOs”) within the meaning of Section 422A of the Internal Revenue Code of 1986, as amended (the “Code”) or non-qualified options (“NQOs”) which are not subject to special tax treatment under the Code as well as for stock grants.

On April 12, 2001, the Board of Directors approved for adoption, effective December 27, 2001, the 2001 Stock Option Plan (“2001 Plan”). The 2001 Plan authorizes the grant of options to purchase up to an aggregate of 119,050, shares of the Company’s Common Stock. As of September 30, 2012, 139,958 shares (including cancelled shares re-issued under the Plan) have been granted and were fully vested at the time of grant and 4,500 remain outstanding. During the third quarter 2012, 3,000 options were exercised.

On April 24, 2002, the Board of Directors approved for adoption, effective October 12, 2002, the 2002 Stock Option Plan (“2002 Plan”). The 2002 Plan authorizes the grant of options to purchase up to an aggregate of 142,860 shares of the Company’s Common Stock. As of September 30, 2012, 123,430 shares have been granted and were fully vested at the time of grant and 27,500 remain outstanding.

On April 30, 2007, the Board of Directors approved for adoption, effective October 1, 2007, the 2007 Stock Option Plan (“2007 Plan”). The 2007 Plan authorizes the grant of options to purchase up to an aggregate of 150,000 shares of the Company’s Common Stock. As of September 30, 2012, 165,750 options (including cancelled shares re-issued under the Plan) had been granted and 14,500 remain outstanding. During the third quarter 2012, 2,500 options were expired and 15,500 options were exercised.

On April 10, 2009, the Board of Directors approved for adoption, and on June 5, 2009, the shareholders of the Corporation approved, a 2009 Stock Incentive Plan (“2009 Plan”). The 2009 Plan authorizes the issuance of up to 250,000 shares of stock or options to purchase stock of the Company. As of September 30, 2012, 82,000 options had been granted and 80,500 remain outstanding.

A summary of the Company’s stock option activity and related information is as follows:

	Shares under Option	Weighted Average Exercise Price	Weighted Average Contractual Life	Aggregate Intrinsic Value
Balance at December 31, 2011	162,500	$4.25
Granted	-	-
Cancelled	(3,500)	5.26
Exercised	(32,000)	1.94
Outstanding at September 30, 2012	127,000	$4.81	2.90	$108,423

Exercisable at September 30, 2012	51,875	$2.89	2.40	$108,423

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

A summary of the Company’s stock warrant activity and related information is as follows:

	Shares under Warrant	Weighted Average Exercise Price	Weighted Average Contractual Life	Aggregate Intrinsic Value
Balance at December 31, 2011	-	-
Granted	140,048	$0.01
Cancelled	-	-
Exercised	-	-
Outstanding at September 30, 2012	140,048	$0.01	9.80	$680,633

Exercisable at September 30, 2012	-	-	-	-

A summary of the Company’s stock option activity by grant date as of September 30, 2012 is as follows:

	Options Outstanding				Options Vested
Options by Grant Date	Shares	Weighted Avg.	Remain. Life	Intrinsic Val	Shares	Weighted Avg.	Remain. Life	Intrinsic Val
Dec 2005	32,000	$2.88	3.2	$63,680	32,000	$2.88	3.2	$63,680
Nov 2008	14,500	1.78	0.1	44,743	14,500	1.78	0.1	44,743
Dec 2010	72,500	6.14	3.2	-	5,375	5.97	3.2	-
Jan 2011	8,000	5.96	3.3	-	-	-	-	-
TOTAL	127,000	$4.81	2.9	$108,423	51,875	$2.89	2.4	$108,423

The aggregate intrinsic value in the tables above represents the total pre-tax intrinsic value (the difference between the closing price of the Company’s common stock on the last trading day of the quarter ended September 30, 2012 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all the holders exercised their options on September 30, 2012.

Note 3 - Legal Proceedings

The Company is party to certain claims or actions arising in the normal course of business. The ultimate outcome of these matters is unknown but, in the opinion of management, the resolution of these matters is not expected to have a significant effect on the future financial position or results of operations of the Company.

Note 4 - Other Comprehensive Income

In the three and nine months ended September 30, 2012 the company had comprehensive income of $387,000 and $88,000, all from foreign currency translation adjustments.

The following table sets forth the accumulated balance of other comprehensive loss and each component.

	Foreign Currency Items	Accumulated Other Comprehensive (Loss)

Beginning balance as of January 1, 2012	$(2,286,000)	$(2,286,000)

Current period change, net of tax	88,000	88,000

Ending Balance as of September 30, 2012	$(2,198,000)	$(2,198,000)

Note 5 - Inventories, Net

	September 30, 2012	December 31, 2011
Raw materials	$3,469,000	$3,027,000
Work in process	1,330,000	1,503,000
Finished goods	10,855,000	9,192,000
Allowance for excess quantities	(609,000)	(384,000)
Total inventories	$15,045,000	$13,338,000

Note 6 - Geographic Segment Data

The Company has determined that it operates primarily in one business segment which designs, manufactures and distributes film and film related products for use in packaging, storage and novelty balloon products. The Company operates in foreign and domestic regions. Information about the Company's operations by geographic areas is as follows:

	Net Sales		Net Sales
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

United States	$8,419,000	$8,545,000	$26,965,000	$26,695,000
Europe	316,000	124,000	631,000	326,000
Mexico	2,546,000	2,778,000	8,193,000	7,842,000
United Kingdom	505,000	284,000	1,621,000	1,530,000

	$11,786,000	$11,731,000	$37,410,000	$36,393,000

	Total Assets at
	September 30,	December 31,
	2012	2011

United States	$25,652,000	$25,302,000
Europe	1,084,000	464,000
Mexico	7,862,000	7,116,000
United Kingdom	1,042,000	734,000

	$35,640,000	$33,616,000

Note 7 - Concentration of Credit Risk

Concentration of credit risk with respect to trade accounts receivable is generally limited due to the number of entities comprising the Company's customer base. The Company performs ongoing credit evaluations and provides an allowance for potential credit losses against the portion of accounts receivable which is estimated to be uncollectible. Such losses have historically been within management's expectations. During the nine months ended September 30, 2012, there was one customer whose purchases represented more than 10% of the Company’s consolidated net sales. During the nine months ended September 30, 2011, there were two customers whose purchases represented more than 10% of the Company’s consolidated net sales. Sales to the top customers for the three and nine months ended September 30, 2012 and 2011 are as follows:

	Three Months Ended		Three Months Ended
	September 30, 2012		September 30, 2011
Customer	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Customer A	2,251,000	19.1%	2,839,000	24.2%
Customer B	1,478,000	12.5%	1,204,000	10.3%
Customer C	886,000	7.5%	1,640,000	14.0%

	Nine Months Ended		Nine Months Ended
	September 30, 2012		September 30, 2011
Customer	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Customer A	9,586,000	25.6%	10,272,000	28.2%
Customer B	3,341,000	8.9%	4,836,000	13.3%

As of September 30, 2012, the total amount owed to the Company by our two largest customers was $1,467,000 or 20.0% and $204,000 or 2.8% of the Company’s consolidated accounts receivables, respectively. The amounts owed at September 30, 2011 by the largest customers were $1,552,000 or 21.4% and $1,082,000 or 14.9% of the Company’s consolidated net accounts receivables, respectively. There was nothing owed to the Company by the third customer as of September 30, 2011.

Note 8 - Related Party Transactions

Stephen M. Merrick, President and Chief Financial Officer of the Company, is of counsel to the law firm of Vanasco Genelly and Miller PC which provides legal services to the Company. Legal fees paid by the Company with this firm for the three months ended September 30, 2012 and 2011, respectively, were $52,000 and $14,000. Legal fees paid by the Company with this firm for the nine months ended September 30, 2012 and 2011, respectively, were $123,000 and $100,000.

John H. Schwan, Chief Executive Officer and Chairman of the Company, is a principal of Shamrock Specialty Packaging and affiliated companies. The Company made payments for packaging materials, rent and temporary employees supplied by Shamrock of approximately $813,000 during the three months ended September 30, 2012 and $643,000 during the three months ended September 30, 2011. The Company made payments for packaging materials, rent and temporary employees supplied by Shamrock of approximately $2,373,000 during the nine months ended September 30, 2012 and $1,694,000 during the nine months ended September 30, 2011. At September 30, 2012 and 2011, outstanding accounts payable balances were $498,000 and $330,000, respectively.

John H. Schwan, Chief Executive Officer and Chairman of the Company, and Howard W. Schwan, Executive Vice President of the Company, are the brothers of Gary Schwan, one of the owners of Schwan Incorporated, which provides building maintenance and remodeling services to the Company. The Company made payments to Schwan Incorporated of approximately $11,000 during the three months ended September 30, 2012 and $13,000 during the three months ended September 30, 2011. The Company made payments to Schwan Incorporated of approximately $20,000 during the nine months ended September 30, 2012 and $23,000 during the nine months ended September 30, 2011.

Interest payments have been made to John H. Schwan and Stephen M. Merrick for loans made to the Company. During the three months ended September 30, 2012 and 2011 these interest payments totaled $21,000 and $26,000, respectively. During the nine months ended September 30, 2012 and 2011 these interest payments totaled $66,000 and $86,000, respectively.

On July 1, 2011, Flexo Universal, S.A. de C.V. (“Flexo”) entered into a lease agreement with Venture Leasing S.A. de R.L. (“Venture Leasing Mexico”) for the lease of balloon production equipment financed and owned by Venture Leasing Mexico and used by Flexo for the production of latex balloons. Venture Leasing Mexico is wholly owned by entities owned by John H. Schwan, Chief Executive Officer and Chairman of the Company and Stephen M. Merrick, President and Chief Financial Officer of the Company. Venture Leasing Mexico and Venture Leasing L.L.C., also owned by entities owned by Mr. Schwan and Mr. Merrick, are deemed variable interest entities and are consolidated with the accounts of the Company. During the three and nine months ended September 30, 2012, Flexo made lease payments to Venture Leasing Mexico totaling $36,000 and $72,000, respectively.

Note 9 - Derivative Instruments; Fair Value

The following table represents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2012, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

	Amount as of
Description	9/30/2012	Level 1	Level 2	Level 3

Interest Rate Swap	$142,000	$-	$142,000	$-

	$142,000	$-	$142,000	$-

	Amount as of
Description	9/30/2011	Level 1	Level 2	Level 3

Interest Rate Swap	$158,000	$-	$158,000	$-

	$158,000	$-	$158,000	$-

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

Fair Values of Derivative Instruments in the Statement of Financial Position

		Liability Derivatives
As of	September 30	2012		2011

	Derivatives not designated as hedging instruments under Statement 133	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	Interest Rate Contracts	Accrued Liabilities	$142,000	Accrued Liabilities	$158,000

The Effect of Derivative Instruments on the Statement of Financial Performance

for the 3 month
period ending	September 30	2012			2011

	Derivatives not Designated as Hedging Instruments under Statement 133	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative		Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
	Interest Rate Contracts	Interest Expense	$	*(10,000)	Interest Expense	$(179,000)
*Interest on fixed/variable rate variances				$20,000

for the 9 months
period ending	September 30	2012			2011

	Derivatives not Designated as Hedging Instruments under Statement 133	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative		Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
	Interest Rate Contracts	Interest Income/ (Expense)	$	*(61,000)	Interest Income/ (Expense)	$(179,000)
*Interest on fixed/variable rate variances				$59,000

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

Net Sales. For the three months ended September 30, 2012, net sales were $11,786,000 compared to net sales of $11,731,000 for the same period of 2011, an increase of 0.5%. For the quarters ended September 30, 2012 and 2011, net sales by product category were as follows:

	Three Months Ended
	September 30, 2012		September 30, 2011
	$	% of	$	% of
Product Category	(000) Omitted	Net Sales	(000) Omitted	Net Sales

Metalized Balloons	4,092	35%	4,173	36%

Pouches	3,625	31%	2,424	21%

Latex Balloons	2,641	22%	2,961	25%

Film Products	1,033	9%	1,907	16%

Other	395	3%	266	2%

Total	11,786	100%	11,731	100%

For the nine months ended September 30, 2012, net sales were $37,410,000 compared to net sales of $36,393,000 for the same period of 2011, an increase of 2.8%. For the nine months ended September 30, 2012 and 2011, net sales by product category were as follows:

	Nine Months Ended
	September 30, 2012		September 30, 2011
	$	% of	$	% of
Product Category	(000) Omitted	Net Sales	(000) Omitted	Net Sales

Metalized Balloons	16,557	44%	16,150	44%

Pouches	7,237	19%	6,284	17%

Latex Balloons	8,232	22%	7,782	21%

Film Products	3,876	11%	5,258	15%

Other	1,508	4%	919	3%

Total	37,410	100%	36,393	100%

Metalized Balloons. During the three months ended September 30, 2012 revenues from the sale of metalized balloons decreased by 1.9% compared to the prior year period from $4,173,000 to $4,092,000. During the nine months ended September 30, 2012 revenues from the sale of metalized balloons increased by 2.5% compared to the prior year period from $16,150,000 to $16,557,000. During the nine months ended September 30, 2012 sales of metalized balloons sales to our largest customer decreased to $9,219,000 from $9,984,000, while sales of metalized balloons to other customers increased in this period. For the nine months ended September 30, 2012, sales of metalized balloons to other customers were $7,338,000 compared to $6,166,000 for the same period last year. These included sales to customers in the United States, Mexico, the United Kingdom and Europe.

Pouches. During the three months ended September 30, 2012 revenues from the sale of pouches increased by 49.5% compared to the prior year period from $2,424,000 to $3,625,000. During the nine months ended September 30, 2012 revenues from the sale of pouches increased by 15.2% compared to the prior year period from $6,284,000 to $7,237,000. Virtually all of our pouch sales in 2011 and 2012 have been of vacuumable pouches in two categories: (i) zippered pouches and (ii) open-top pouches or rolls. For the three and nine months ended 2012 and 2011, sales of pouch products in these categories have been as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Pouches	2012	2011	2012	2011

Zippered	$1,611,000	$1,326,000	$3,452,000	$3,788,000

Open-Top or Rolls	2,014,000	1,098,000	3,785,000	2,496,000

Total	$3,625,000	$2,424,000	$7,237,000	$6,284,000

Most of our sales of zippered pouches have been of branded products to a principal customer, although we have had limited sales of our ZipVac® pouch line as well.

During 2010, we introduced a line of open-top pouches and rolls for use with existing vacuum sealing machines which we have sold under the ZipVac® label as well as on a private label basis.

In December, 2011, we entered into a Trademark License Agreement with S.C. Johnson & Son, Inc. pursuant to which we received a license to market and sell vacuum sealing machines as well as pouches and rolls of film for use with those machines, under the Ziploc brand name. In the first quarter 2012, we introduced and began to market and sell that branded line of vacuum sealing machines and associated open-top bags and rolls. During the third quarter, sales of this branded line of products increased significantly as we began to install the product line in a number of retail outlets. As of September 30, 2012, we had installed this line of products for sale in approximately 2,700 stores throughout the United States.

As the chart indicates, our sales of open-top pouches and rolls increased from just over $1 million in the third quarter 2011 to more than $2 million in the third quarter this year. These sales amounts for the third quarter 2012 include sales of vacuum sealing machines as well as of the open-top pouches and rolls. Also, while most of the sales shown for the third quarter 2012 relate to sales of our branded line, they also include some sales of our Universal or private label lines of pouches.

Latex Balloons. During the three months ended September 30, 2012 revenues from the sale of latex balloons decreased by 10.8% compared to the prior year period from $2,961,000 to $2,641,000. During the nine months ended September 30, 2012 revenues from the sale of latex balloons increased by 5.8% compared to the prior year period from $7,782,000 to $8,232,000. The decrease in the third quarter 2012 is attributable to a decline in the value of the peso and a slight decrease in sales in Mexico by Flexo Universal, our subsidiary there. The increase for the nine months ended September 30, 2012, is attributable to increased sales in Mexico as well as increased sales to various customers in the United States.

Films. During the three months ended September 30, 2012 revenues from the sale of laminated film products decreased by 45.8% compared to the prior year period from $1,907,000 to $1,033,000. During the nine months ended September 30, 2012 revenues from the sale of laminated film products decreased by 26.3% compared to the prior year period from $5,258,000 to $3,876,000. The decrease is attributable to a decrease in sales to a principal customer. Approximately 86.2% of the sales of laminated film products during the nine months ended September 30, 2012 were to a principal customer.

Sales to a limited number of customers continue to represent a large percentage of our net sales. The table below illustrates the impact on sales of our top three and ten customers for the three and nine months ended September 30, 2012 and 2011.

	Three Months Ended September 30,		Nine Months Ended September 30,
	% of Sales		% of Sales
	2012	2011	2012	2011

Top 3 Customers	39.2%	48.4%	43.1%	50.9%

Top 10 Customers	67.1%	72.7%	63.8%	70.9%

During the three months ended September 30, 2012, there were two customers whose purchases represented more than 10% of the Company’s consolidated net sales. Sales to these customers for the three months ended September 30, 2012 were $2,251,000 or 19.1%, and $1,478,000 or 12.5% of consolidated net sales, respectively. Sales to the top three customers in the same period of 2011 were $2,839,000 or 24.2%, $1,204,000 or 10.3%, and $1,640,000 or 14.0% of consolidated net sales, respectively. During the nine months ended September 30, 2012, there was one customer whose purchases represented more than 10% of the Company’s consolidated net sales. Sales to this customer for the nine months ended September 30, 2012 were $9,586,000 or 25.6% of consolidated net sales. Sales to the top two customers in the same period of 2011 were $10,272,000 or 28.2% and $4,836,000 or 13.3% of consolidated net sales, respectively. As of September 30, 2012, the total amount owed to the Company by our two largest customers were $1,467,000 or 20.0% and $204,000 or 2.8% of the Company’s consolidated net accounts receivables, respectively. The amounts owed at September 30, 2011 by our two largest customers were $1,552,000 or 21.4%, and $1,082,000 or 14.9% of the Company’s consolidated net accounts receivables, respectively.

Cost of Sales. During the three months ended September 30, 2012, the cost of sales represented 77.3% of net sales compared to 80.7% for the three months ended September 30, 2011. During the nine months ended September 30, 2012, the cost of sales represented 78.3% of net sales compared to 81.3% for the nine months ended September 30, 2011. During the nine months ended September 30, 2012, cost of sales declined compared to the same period last year as the result of several factors including: (i) moderation in the cost of certain raw materials, particularly latex, (ii) increases in the selling prices of certain of our products and (iii) a shift in the mix of products sold to products having higher margin.

General and Administrative. During the three months ended September 30, 2012, general and administrative expenses were $1,570,000 or 13.3% of net sales, compared to $1,295,000 or 11.0% of net sales for the same period in 2011. During the nine months ended September 30, 2012, general and administrative expenses were $4,441,000 or 11.9% of net sales, compared to $3,975,000 or 10.9% of net sales for the same period in 2011. The increase in general and administrative expenses is attributable to (i) an increase in salary expense of $116,000, (ii) an increase in consulting expense of $58,000, and (iii) an increase in legal expense of $65,000.

Selling. During the three months ended September 30, 2012, selling expenses were $483,000 or 4.1% of net sales, compared to $234,000 or 2.0% of net sales for the same period in 2011. During the nine months ended September 30, 2012, selling expenses were $1,305,000 or 3.5% of net sales, compared to $655,000 or 1.8% of net sales for the same period in 2011. The increase in selling expenses is attributable principally to (i) an increase in salary expense of $152,000, (ii) an increase in travel expenses of $75,000, (iii) an increase in outside services of $305,000, (iv) an increase in engineering and testing services related to the vacuum sealer machines of $67,000 and (v) an increase in royalty expenses of $63,000.

Advertising and Marketing. During the three months ended September 30, 2012, advertising and marketing expenses were $350,000 or 3.0% of net sales for the period, compared to $417,000 or 3.6% of net sales for the same period of 2011. During the nine months ended September 30, 2012, advertising and marketing expenses were $1,249,000 or 3.3% of net sales for the period, compared to $1,109,000 or 3.0% of net sales for the same period of 2011. The increase in advertising and marketing expense is attributable to (i) an increase in commission expense of $110,000 and (ii) an increase in artwork and films for creative designs of $65,000.

Other Income (Expense). During the three months ended September 30, 2012, the Company incurred net interest expense of $265,000, compared to net interest expense during the same period of 2011 in the amount of $319,000. During the nine months ended September 30, 2012, the Company incurred net interest expense of $613,000, compared to net interest expense during the same period of 2011 in the amount of $602,000.

For the three months ended September 30, 2012, the Company had a foreign currency transaction gain of $5,000 compared to a foreign currency transaction gain of $9,000 during the same period of 2011. For the nine months ended September 30, 2012, the Company had a foreign currency transaction gain of $13,000 compared to a foreign currency transaction gain of $35,000 during the same period of 2011.

Income Taxes. For the three months ended September 30, 2012, the Company reported a consolidated income tax expense of $1,000, compared to a consolidated income tax expense of $13,000 for the same period of 2011. For the nine months ended September 30, 2012, the Company reported a consolidated income tax expense of $204,000, compared to a consolidated income tax expense of $254,000 for the same period of 2011. For the three and nine months ended September 30, 2012, this income tax provision was composed of provisions for United States income tax on the Company, income tax in Mexico of Flexo Universal, our Mexican subsidiary, income tax in the United Kingdom of CTI Balloons Limited, our United Kingdom subsidiary, and income tax in Germany of CTI Europe, our Germany subsidiary.

Net Income. For the three months ended September 30, 2012, the Company had net income of $6,000 or $0.00 per share (basic and diluted), compared to net income of $18,000 for the same period of 2011 or $0.01 per share (basic and diluted). For the nine months ended September 30, 2012, the Company had net income of $317,000 or $0.10 per share (basic and diluted), compared to net income of $329,000 for the same period of 2011 or $0.10 per share (basic and diluted).

Financial Condition, Liquidity and Capital Resources

Cash Flow Items.

Operating Activities. During the nine months ended September 30, 2012, net cash used in operations was $2,151,000, compared to net cash used in operations during the nine months ended September 30, 2011 of $244,000.

Significant changes in working capital items during the nine months ended September 30, 2012 consisted of (i) an increase in accounts receivable of $52,000, (ii) an increase in inventories of $1,676,000, (iii) depreciation and amortization in the amount of $1,261,000 (iv) a decrease in trade payables of $1,952,000 and (v) an increase in prepaid expenses and other assets of $190,000.

Investing Activity. During the nine months ended September 30, 2012, cash used in investing activity for the purchase or improvement of equipment was $760,000, compared to $796,000 in the same period of 2011. Substantially all of this expense is related to equipment maintenance and upgrades, tooling and related expense.

Financing Activities. During the nine months ended September 30, 2012, cash provided by financing activities was $2,917,000 compared to cash provided by financing activities for the same period of 2011 in the amount of $712,000. During the nine months ended September 30, 2012, financing activities included proceeds from issuance of long-term debt of $5,000,000, payment of $696,000 on long-term debt obligations, and a reduction of $1,901,000 on the revolving line of credit.

Liquidity and Capital Resources. At September 30, 2012, the Company had cash balances of $364,000 compared to cash balances of $438,000 for the same period in 2011 and there was $3,383,000 available to advance under the Company’s revolving line of credit.

At September 30, 2012, the Company had a working capital balance of $10,959,000 compared to a working capital balance of $5,612,000 at December 31, 2011.

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

Under the terms of the Credit Agreement, in order to obtain advances under the revolving line of credit and the equipment loan, the Company is required to meet various financial covenants including a senior leverage ratio, fixed charge coverage ratio and tangible net worth. As of September 30, 2012, we were in compliance with these covenants.

The Credit Agreement provides that the outstanding balance of all loans under the agreement will bear interest with reference to a base rate or, at the option of the Company, with reference to an adjusted LIBOR. At September 30, 2012, the effective rate on the outstanding loan balances was 4.0%.

As of September 30, 2012, the outstanding balances on the loans with Harris were: (i) revolving line of credit, $5,260,000, (ii) mortgage loan, $2,108,000, and (iii) equipment loan, $1,205,000.

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

Critical Accounting Policies

Please see pages 24-26 of our Annual Report on Form 10-K for the year ended December 31, 2011 for a description of policies that are critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. No material changes to such information have occurred during the three and nine months ended September 30, 2012.

New Accounting Pronouncements

See “New Accounting Pronouncements” in Note 1 to the Notes to Unaudited Condensed Consolidated Financial Statements which is here incorporated by reference.

Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk

Not applicable.

Item 4. Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2012. Based on such review and evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of September 30, 2012, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, (a) is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and (b) is accumulated and communicated to our management, including the officers, as appropriate to allow timely decisions regarding required disclosure. There were no material changes in our internal control over financial reporting during the third quarter of 2012 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

Commitment and Contingencies

In September 2012, the Company entered into a 54-month lease to expand its warehouse, fulfillment and operations functions. The facility, encompassing approximately 116,000 square feet of warehouse and office space is located in Lake Zurich, Illinois, approximately 6 miles from its principal plant and offices in Lake Barrington, Illinois. The facility will replace current warehouse locations comprising about 55,000 square feet with lease terms expiring on December 31, 2012.

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

Item 6. Exhibits

The following are being filed as exhibits to this report:

Exhibit Number	Description

3.1	Third Restated Certificate of Incorporation of CTI Industries Corporation (incorporated by reference to Exhibit A contained in Registrant’s Schedule 14A Definitive Proxy Statement for solicitation of written consent of shareholders, as filed with Commission on October 25, 1999).

3.2	By-laws of CTI Industries Corporation (incorporated by reference to Exhibit 3.1 contained in Registrant’s Form SB-2 Registration Statement (File No. 333-31969) effective November 5, 1997).

10.1	Third Amendment to Loan Agreement between BMO Harris Bank, N.A. and the Company dated July 17, 2012 (Incorporated by reference to Exhibit 10.1 contained in Registrant’s Report on Form 10-Q dated August 14, 2012).

10.2	Replacement Revolving Note between BMO Harris Bank, N.A. and the Company dated July 17, 2012 (Incorporated by reference to Exhibit 10.2 contained in Registrant’s Report on Form 10-Q dated August 14, 2012).

10.3	Note and Warrant Purchase Agreement between BMO Private Equity, Inc. and the Company dated July 17, 2012 (Incorporated by reference to Exhibit 10.3 contained in Registrant’s Report on Form 10-Q dated August 14, 2012).

10.4	Warrant Agreement between BMO Private Equity (U.S.), Inc. and the Company dated July 17, 2012 (Incorporated by reference to Exhibit 10.4 contained in Registrant’s Report on Form 10-Q dated August 14, 2012).

10.5	Senior Secured Subordinated Promissory Note between BMO Private Equity (U.S.), Inc. and the Company dated July 17, 2012 (Incorporated by reference to Exhibit 10.5 contained in Registrant’s Report on Form 10-Q dated August 14, 2012).

10.6	Employment Agreement between Howard W. Schwan and the Company dated September 24, 2012.

10.7	Consulting Agreement between Schwan Flexible Packaging, L.L.C, Howard W. Schwan, and the Company dated January 1, 2013.

10.8	Lease Agreement between Schultz Bros. Co. and the Company dated September 19, 2012.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101	Interactive Data Files, including the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 14, 2012	CTI INDUSTRIES CORPORATION

	By:	/s/ John H. Schwan
John H. Schwan
Chief Executive Officer

	By:	/s/ Stephen M. Merrick
Stephen M. Merrick
President and Chief Financial Officer

	By:	/s/ Timothy S. Patterson
Timothy S. Patterson
Senior Vice President Finance / Controller

Exhibit Index

Exhibit Number	Description

3.1	Third Restated Certificate of Incorporation of CTI Industries Corporation (incorporated by reference to Exhibit A contained in Registrant’s Schedule 14A Definitive Proxy Statement for solicitation of written consent of shareholders, as filed with Commission on October 25, 1999).

3.2	By-laws of CTI Industries Corporation (incorporated by reference to Exhibit 3.1 contained in Registrant’s Form SB-2 Registration Statement (File No. 333-31969) effective November 5, 1997).

10.1	Third Amendment to Loan Agreement between BMO Harris Bank, N.A. and the Company dated July 17, 2012 (Incorporated by reference to Exhibit 10.1 contained in Registrant’s Report on Form 10-Q dated August 14, 2012).

10.2	Replacement Revolving Note between BMO Harris Bank, N.A. and the Company dated July 17, 2012 (Incorporated by reference to Exhibit 10.2 contained in Registrant’s Report on Form 10-Q dated August 14, 2012).

10.3	Note and Warrant Purchase Agreement between BMO Private Equity, Inc. and the Company dated July 17, 2012 (Incorporated by reference to Exhibit 10.3 contained in Registrant’s Report on Form 10-Q dated August 14, 2012).

10.4	Warrant Agreement between BMO Private Equity (U.S.), Inc. and the Company dated July 17, 2012 (Incorporated by reference to Exhibit 10.4 contained in Registrant’s Report on Form 10-Q dated August 14, 2012).

10.5	Senior Secured Subordinated Promissory Note between BMO Private Equity (U.S.), Inc. and the Company dated July 17, 2012 (Incorporated by reference to Exhibit 10.5 contained in Registrant’s Report on Form 10-Q dated August 14, 2012).

10.6	Employment Agreement between Howard W. Schwan and the Company dated September 24, 2012.

10.7	Consulting Agreement between Schwan Flexible Packaging, L.L.C, Howard W. Schwan, and the Company dated January 1, 2013.

10.8	Lease Agreement between Schultz Bros. Co. and the Company dated September 19, 2012.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101	Interactive Data Files, including the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements.

