Form 10-K
period 2012-12-31
CTI INDUSTRIES CORP
filed 2013-04-15
CIK 1042187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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

Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☐     Smaller Reporting Company  ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Based upon the closing price of $4.95 per share of the Registrant’s Common Stock as reported on NASDAQ Capital Market tier of The NASDAQ Stock Market on June 30, 2012, the aggregate market value of the voting common stock held by non-affiliates of the Registrant was then approximately $8,462,000. (The determination of stock ownership by non-affiliates was made solely for the purpose of responding to the requirements of the Form and the Registrant is not bound by this determination for any other purpose.)

The number of shares outstanding of the Registrant’s Common Stock as of March 1, 2013 was 3,248,646 (excluding treasury shares).

DOCUMENTS INCORPORATED BY REFERENCE

Part of Form 10-K into Which
Document	Document Is Incorporated

Sections of the registrant’s Proxy Statement	Part III
To be filed on or before April 30, 2013 for the
Annual Meeting of Stockholders

TABLE OF CONTENTS

INDEX

FORWARD LOOKING STATEMENTS

Part I

Item No. 1	Description of Business	1
Item No. 1B	Unresolved Staff Comments	14
Item No. 2	Properties	14
Item No. 3	Legal Proceedings	15

Part II

Item No. 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	16
Item No. 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item No. 7A	Quantitative and Qualitative Disclosures Regarding Market Risk	27
Item No. 8	Financial Statements and Supplementary Data	27
Item No. 9	Changes in and Disagreements with Accountants
	on Accounting and Financial Disclosure	28
Item No. 9A	Controls and Procedures	28
Item No. 9B	Other Information	29

Part III

Item No. 10	Directors and Executive Officers of the Registrant	29
Item No. 11	Executive Compensation	29
Item No. 12	Security Ownership of Certain Beneficial Owners and
	and Management and Related Stockholder Matters	29
Item No. 13	Certain Relationships and Related Transactions	29
Item No. 14	Principal Accounting Fees and Services	29

Part IV

Item No. 15	Exhibits and Financial Statement Schedules	30

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

PART I

Item No. 1 – Description of Business

Business Overview

We are a leading developer, manufacturer and supplier of innovative flexible film products. We provide value-added design, engineering and production for flexible film products. We have developed, designed, and produce a number of innovative products utilizing flexible films including: novelty foil balloons, pouches for food and home storage and specialty films for packaging.

We produce, market and sell three principal lines of products:

•	Novelty Products, principally balloons, including foil balloons, latex balloons and other inflatable toy items,

•	Flexible Containers for home and consumer use for the storage and preservation of food and personal items, including devices for evacuating air from, and sealing, such containers, and

•	Flexible Films for food and other packaging and commercial applications.

We leverage our technology to design and develop proprietary products which we market and sell and which we develop for our customers. We have been engaged in the business of developing flexible film products for over 35 years and have acquired significant technology and know-how in that time. Presently, we hold 8 patents, and have several patent applications pending, relating to flexible film products including specific films, zipper closures, valves and other features of these products.

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

During the period from 1976 to 1986 and from 1999 to the present, we have produced flexible containers for the storage of liquids, food products, household goods and other items. Also, from 1996 to the present, we have been engaged in the coating, laminating and printing of flexible films for our novelty and container products and for the production of laminated and printed films we supply to others.

We market and sell our foil and latex balloons and related novelty items throughout the United States and in a number of other countries in Latin America and Europe. We supply directly to retail stores and chains and through distributors, who in turn sell to retail stores and chains. Our balloon and novelty products are sold to consumers through a wide variety of retail outlets including general merchandise, discount and drugstore chains, grocery chains, card and gift shops, and party goods stores, as well as through florists and balloon decorators.

Most of our foil balloons contain printed characters, designs and social expression messages, such as “Happy Birthday,” “Get Well” and similar items. For a number of our balloon designs, we obtain licenses for well-known characters and print those characters and messages on our balloons.

We market and sell flexible containers for consumer storage uses through retail chains and outlets throughout the United States, and we provide flexible containers to others for resale. Commencing in 2011, we began marketing and selling vacuum sealing machines for use with pouches and rolls of film for the vacuum storage of food and household products.

We provide laminated films and printed films to a number of customers who utilize the film to produce bags or pouches for the packaging of food, liquids and other items. We also produce finished products – pouches and bags – which are used for a variety of applications, including (i) as vacuumable pouches for household use in storage of food items, (ii) as vacuumable consumer storage devices for clothing and other household items, and (iii) custom applications.

In 2012, our revenues from our product lines, as a percent of total revenues were:

•	Novelty Products	71% of revenues

•	Film Products	10% of revenues

•	Flexible Containers	19% of revenues

We are an Illinois corporation with our principal offices and plant at 22160 N. Pepper Road, Lake Barrington, Illinois.

Business Strategies

Our essential business strategies are as follows:

•	Focus on our Core Assets and Expertise. We have been engaged in the development, production and sale of film products for over 35 years and have developed assets, technology and expertise which, we believe, enable us to develop, manufacture, market and sell innovative products of high quality within our areas of knowledge and expertise. We plan to focus our efforts on these core assets and areas of expertise – film novelty products, consumer storage pouches, specialty film products, laminated films and printed films, – to develop new products, to market and sell our products and to build our revenues.

•	Maintain a Focus on Margin Levels and Cost Controls in Order to Establish and Maintain Profitability. We engage in constant review and effort to manage our production, and our selling, general and administrative, expenses in order to establish and enhance profitability.

•	Develop New Products, Product Improvements and Technologies. We work to develop new products, to improve existing products and to develop new technologies within our core product areas in order to enhance our competitive position and our sales. We seek to leverage our technology to develop innovative and proprietary products. In the novelty line, our development work includes new designs, new character licenses and new product developments. Over the past several years we have developed new pouch closure systems and valves and new film methods for packaging applications. We have received eight patents for these developments and have several patent applications pending. We introduced a line of resealable pouches with a valve and pump system for household storage and vacuum sealing of food items. In 2011, we introduced a line of vacuum sealing equipment for the vacuum sealing of pouches for food and household items. We work with customers to develop custom film products which serve the unique needs or requirements of the customer.

•	Develop New Channels of Distribution and New Sales Relationships. In order to increase sales, we endeavor to develop new channels of distribution and new sales relationships, both for existing and new products. On February 1, 2008, we entered into a Supply and License Agreement with S.C. Johnson & Son, Inc (“SC Johnson”) to manufacture and supply to SC Johnson certain home food management products to be sold under the SC Johnson Ziploc® brand. In February 2011, SC Johnson renewed this agreement for an additional two-year term commencing on July 1, 2011. Over the past several years, we have developed new distributors and customers for our pouch and novelty products, in Europe, Mexico, Latin America, Australia and New Zealand, expanding the scope and level of our international sales and activities. During 2010, we established an office and warehouse in Germany to support the extension of our sales and fulfillment activities in Europe. During 2011, we entered into a Trademark License Agreement with SC Johnson under which SC Johnson licensed our company to use the Ziploc® brand Vacuum Sealer System for home use with vacuum sealing machines to seal and store food and household items, and we now commenced the market and sell these machines and pouches.

•	Enhance Our Productive Capacity. We invest in new plant and equipment when appropriate to expand the range and volume of products we produce. During 2008 and 2009, we acquired, installed and commenced operation of equipment which enables us to produce in the range of 60 million pouches annually. During 2010 and 2011, we designed, assembled and installed latex balloon production equipment which has enhanced our production capacity for latex balloons by approximately 70%.

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

Latex Balloons. Through our majority-owned subsidiary in Guadalajara, Mexico, Flexo Universal, S.A. de C.V. (“Flexo Universal”), we manufacture latex balloons in 11 shapes and 46 colors. Many of these balloons are marketed under the name Partyloons® and balloons are also marketed on a private label basis. We also manufacture toy balloon products including punch balls, water bombs and "Animal Twisties."

Packaging Films and Custom Film Products. We produce and sell films that are utilized for the packaging of various products, principally food products. We laminate, extrusion coat and print films and sell them to customers who utilize the films for packaging applications. Our customers generally use these film products to convert them to bags or pouches for the packaging of food and other products. We develop and produce for customers unique products composed of flexible film.

Pouches and Bags. We produce a variety of completed film products, generally in the form of a bag or pouch or in rolls of film which can be made into storage pouches. These products include (i) valved, resealable pouches for storage of household items, (ii) vacuum sealable bags or rolls of film for food storage, and (iii) resealable, valved bags for storage and vacuum sealing of food items in the household. During 2008, we introduced a line of resealable, valved bags for storage and vacuum sealing of food items in the household. These storage bags function with a small hand or powered pump to evacuate air when the bag is sealed. This product line is marketed under the brand ZipVac®. We also produce a line of resealable, valved bags for SC Johnson which they market under their Ziploc® brand. For several years, we have produced and marketed open-top pouches and rolls of films for use with vacuum sealing machines to vacuum seal and store food and household items. We now produce and market such pouches under the Ziploc® brand and also market vacuum sealing machines, produced for us, under the Ziploc® brand Vacuum Sealer System, which utilize these vacuum sealing pouches.

Markets

Foil Balloons

The foil balloon came into existence in the late 1970s. During the 1980s, the market for foil balloons grew rapidly. Initially, the product was sold principally to individual vendors, small retail outlets and at fairs, amusement parks, shopping centers and other outdoor facilities and functions. Foil balloons remain buoyant when filled with helium for extended periods of time and they permit the printing and display of graphics and messages. As a result, the product has significant appeal as a novelty and message item. Foil balloons became part of the "social expression" industry, carrying graphics designs, characters and messages like greeting cards. In the mid-1980s, we and other participants in the market began licensing character and cartoon images for printing on the balloons and directed marketing of the balloons to retail outlets including grocery, general merchandise, discount and drug store chains, card and gift shops, party goods stores as well as florists and balloon decorators. These outlets now represent the principal means for the sale of foil balloons throughout the United States and in a number of other countries, although individual “vendors” remain a significant means of distribution in a number of areas.

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

Latex Balloons

For a number of years, latex balloons and related novelty/toy latex items have been marketed and sold throughout the United States and in many other countries. Latex balloons are sold as novelty/toy items, for decorative purposes, as part of floral designs and as party goods and favors. In addition to standard size and shape balloons, inflatable latex items include punch balls, water bombs, balloons to be twisted into shapes, and other specialty designs. Often, latex balloons included printed messages or designs.

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

Printed and Specialty Films

The industry and market for printed and specialty films are fragmented and include many participants. There are hundreds of manufacturers of printed and specialty film products in the United States and in other markets. In many cases, companies who provide food and other products in film packages also produce or process the films used for their packages. The market for the Company's film products consists principally of companies who utilize the films for the packaging of their products, including food products and other items, usually by converting the film to a flexible container. In addition to the packaging of food products, flexible containers are used for medical purposes (such as colostomy bags, containers for saline solution and other items), "dunnage" (to cushion products being packaged), storage of personal and household items and other purposes.

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

Flexible containers and pouches are sold and utilized in the consumer market in numerous forms. They include simple open-top plastic bags, resealable bags and zippered bags. The market also includes containers and pouches of special design or purpose, including vacuumable bags for storage of food or household items or commercial uses.

Marketing, Sales and Distribution

Balloon Products

We market and sell our foil balloon, latex balloon and related novelty products throughout the United States and in a number of other countries. We maintain a marketing, sales and support staff of six individuals and a customer service department of eight individuals in the United States. Sales in the United Kingdom are conducted by CTI Balloons, the Company's subsidiary located in Rugby, England. In January 2010, we commenced the sale of balloon products through a facility near Frankfurt, Germany. Flexo Universal conducts sales and marketing activities for the sale of balloon products in Mexico, Latin America, and certain other markets. Sales in other foreign countries are made generally to distributors in those countries and are managed at the Company's principal offices.

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

Our largest customer for balloons during 2012 was Dollar Tree Stores. Sales to this chain in 2012 represented $13,038,000 or approximately 26.3% of our consolidated net sales.

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

Printed and Specialty Films

We market and sell printed and laminated films directly and through independent sales representatives throughout the United States. We sell laminated and printed films to companies that utilize these films to produce packaging for a variety of products, including food products, in both solid and liquid form, such as cola syrup, coffee, juices and other items. We seek to identify and maintain customer relationships in which we provide added value in the form of technology or systems. Our largest customer for film products is Rapak, L.L.C. (“Rapak”) to whom we provide a patented embossed film, as well as other film products. During 2012, our sales to Rapak totaled $4,433,000, representing 8.9% of our consolidated net sales.

Flexible Containers/Pouches

We market flexible containers and pouches to various companies for commercial packaging purposes and we market lines of consumer storage packages both to a principal customer and to retail chains and outlets.

On February 1, 2008, we entered into a License and Supply Agreement with SC Johnson. The agreement provides for the Company to manufacture and sell to SC Johnson (or its designee, Goodwill Commercial Services, Inc.) certain home food management products to be sold under the SC Johnson Ziploc® brand. The agreement is for a term which initially expired on June 30, 2011 but provides for two renewal terms of two years each at the option of SC Johnson. In February 2011, SC Johnson renewed the agreement for an additional two-year term commencing on July 1, 2011.

During 2005, we introduced a line of universal vacuumable bags for household storage of food products. These bags are designed to be used with existing vacuum and sealing devices. We market these bags through various retail channels and introduced this line of products to additional retail chains in 2011.

On December 14, 2011, the Company entered into a Trademark License Agreement with SC Johnson under which the Company is licensed to manufacture and sell a line of vacuum sealing machines and pouches under the Ziploc® brand Vacuum Sealer System. The agreement is for a three year term expiring on December 31, 2014. The licensed product line includes vacuum sealing machines manufactured for the Company and pouches and rolls manufactured by the Company for use in the home to vacuum seal food items to preserve freshness and help prevent freezer burn.

During 2007, we introduced a line of re-sealable pouches incorporating a valve permitting the evacuation of air from the sealed pouch by use of a hand pump supplied with the pouches. This line of products is marketed under the brand name ZipVac®. We market this line of products to various distributors and retail outlets.

Production and Operations

We conduct our operations at our facilities: (i) our headquarters, offices and plant in Lake Barrington, Illinois, consisting of a total of approximately 75,000 square feet of office, production and warehouse space, (ii) a warehouse in Cary, Illinois consisting of approximately 23,000 square feet, (iii) an office and warehouse in Lake Zurich, Illinois consisting of approximately 117,000 square feet (iv) a plant, office and warehouse in Guadalajara, Mexico, consisting of approximately 73,000 square feet of office, warehouse and production space, (v) an office and warehouse facility in Rugby, England, consisting of approximately 9,000 square feet of space, and (vi) an office and warehouse facility in Heusenstamm, Germany, consisting of approximately 3,000 square feet.

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

We warehouse raw materials at our plants in Lake Barrington, Illinois and Guadalajara, Mexico and we warehouse finished goods at our facilities in Lake Barrington, Illinois; Cary, Illinois; Lake Zurich, Illinois; Guadalajara, Mexico; Rugby, England and Heusenstamm, Germany. We maintain customer service and fulfillment operations at each of our warehouse locations. We conduct sales operations for the United States and for all other markets, except those handled by our Mexico, Germany and England facilities, at the Lake Barrington, Illinois facility. Sales for Mexico and Latin America are handled at our Guadalajara, Mexico facility; sales for the United Kingdom are handled at our Rugby, England facility; sales for Europe are conducted from our facility in Heusenstamm, Germany.

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

Raw Materials

The principal raw materials we use in manufacturing our products are (i) petroleum or natural gas-based films, (ii) petroleum or natural gas-based resin, (iii) latex, and (iv) printing inks. The cost of raw materials represents a significant portion of the total cost of our products, with the result that fluctuations in the cost of raw materials has a material effect on our profitability. The cost of our raw materials represented approximately 45% of our net revenues in 2012 compared to 47% in 2011. During the past several years, we have experienced significant fluctuations in the cost of these raw materials. We do not have any long-term agreements for the supply of raw materials and may experience wide fluctuations in the cost of raw materials in the future. Further, although we have been able to obtain adequate supplies of raw materials in the past, there can be no assurance that we will be able to obtain adequate supplies of one or more of our raw materials in the future.

A principal raw material for our latex balloon is natural latex. During the latter part of 2010 and into 2011, the price of natural latex increased substantially from a low in the first quarter 2010 of approximately $2.99 per kilo to a high in the first half of 2011 to approximately $5.64 per kilo. We were unable to increase the selling price of our latex balloons sufficiently to reflect this increase in the cost of latex and, as a result, during much of 2011, our margins on the sale of latex balloons decreased. The price of natural latex has declined since its high in 2011 to an average rate during 2012 of approximately $3.94 resulting in improved gross margins on latex balloons during 2012. However, the price of natural latex remains volatile and changes in the cost of latex to us may have a material effect on our gross margins for latex balloon products in the future.

Many of the foil balloons we produce and sell are intended to be filled with helium in order to be buoyant. Over the past year, the price of helium has increased substantially and the availability of helium has declined. In some cases, certain of our customers have been unable to obtain a consistent supply of helium for their balloon products. We believe that the lack of availability, and the increase in the cost, of helium has affected our sales of foil balloon products and may adversely affect our sales of foil balloons in the future. We do monitor the market and sources of supply for helium, however, and we do believe it is likely that helium will become more generally available for use with balloon products within the next 12 to 18 months.

Information Technology Systems

Our corporate headquarters in Lake Barrington, Illinois and our warehouse / customer service facility in Lake Zurich, Illinois are serviced by PC-based local area networks. We interconnect the facilities via redundant voice and data services. Access to the network is available to all appropriate employees and is secured through nine Microsoft servers running Active Directory authentication. The network allows us to leverage printing resources, create shared file areas for cross-departmental functions and allows for a single source backup of critical business files. On the network we run Macola financial system software. Macola is a modular software system. We presently use the general ledger, order entry, inventory management, purchase order, manufacturing costing, controls and inventory controls, electronic data exchange and custom report writing modules of that system. Internal and external employee communications are handled by industry standard Microsoft Exchange email, allowing us to communicate with customers and vendors all over the world. We also provide secure, firewall protected, load balanced and redundant internet connections allowing employees to use e-mail, research issues, support customers and securely move data. Secure VPN connectivity is provided to our mobile and remote employees. A phone system located in Lake Barrington, and a phone system located in Lake Zurich, operate together to provide unified voice communications between both sites as well as for outside calls. These two phone systems are capable of operating independently should there be a failure at either site.

At each of our Mexico, England and Germany facilities, we operate server computers and local area networks, accessible to employees at those facilities. At each of those facilities, we operate separate integrated financial, order entry and inventory management systems.

Competition

The balloon and novelty industry is highly competitive, with numerous competitors. We believe there are presently five principal manufacturers of foil balloons whose products are sold in the United States including Anagram International, Inc., Pioneer Balloon Company, Convertidora International S.A. de C.V., and Betallic, LLC. Several companies market and sell foil balloons designed by them and manufactured by others for them.

We believe there are approximately five manufacturers of latex balloons whose products are sold in the United States and numerous others whose products are sold in other countries.

We also compete with other manufacturers of foil and latex balloons in Europe, Latin America and Asia.

The market for films, packaging, flexible containers and custom products is fragmented, and competition in this area is difficult to gauge. However, there are numerous participants in this market and the Company can expect to experience intense quality and price competition. The market for consumer storage bags and pouches exceeds $4 billion in sales and includes a number of major company participants. Vacuumable pouches represent a small component of this large market.

Many of the companies in these markets offer products and services that are the same or similar to those offered by us and our ability to compete depends on many factors within and outside our control. There are a number of well-established competitors in each of our product lines, several of which possess substantially greater financial, marketing and technical resources and have established extensive, direct and indirect channels of distribution for their products and services. As a result, such competitors may be able to respond more quickly to new developments and changes in customer requirements, or devote greater resources to the development, promotion and sale of their products and services than we can. Competitive pressures include, among other things, price competition, new designs and product development and copyright licensing.

Patents, Trademarks and Copyrights

We have developed or acquired a number of intellectual property rights which we believe are significant to our business.

Copyright Licenses. We maintain licenses on certain popular characters and designs for our balloon products. We presently maintain a number of licenses and produce balloon designs utilizing the characters or designs covered by the licenses. Licenses are generally maintained for a one or two-year term.

Trademarks. We own 8 registered trademarks in the United States relating to our balloon products. Many of these trademarks are registered in foreign countries, principally in the European Union.

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

Research and Development

We maintain a product development and research department of eight individuals for the development or identification of new products, product components and sources of supply. Research and development includes (i) creative product development and design, (ii) creative marketing, and (iii) engineering development. During each of the fiscal years ended December 31, 2012 and 2011, we estimate that the total amount spent on research and development activities was approximately $516,000 and $728,000, respectively.

Employees

As of December 31, 2012, the Company had 104 full-time employees in the United States, of whom 20 are executive or supervisory, 4 are in sales, 61 are in manufacturing or warehouse functions and 19 are clerical. As of that same date, we had 28 full-time employees in England, of whom 3 are executive or supervisory, 5 are in sales, 18 are in warehousing and 2 are clerical. At Flexo Universal, our Mexico subsidiary, as of December 31, 2012, we had 263 full-time employees, of whom 5 are executive or supervisory, 3 are in sales, 246 are in manufacturing and 9 are clerical. As of December 31, 2012, the Company had 5 full-time employees in Germany, of whom one is executive or supervisory, 2 are in warehousing, one is clerical, and one in sales. The Company is not a party to any collective bargaining agreement in the United States has not experienced any work stoppages and believes that its relationship with its employees is satisfactory.

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

International Operations

We sell balloon products in a number of countries outside of the United States. Our facility and personnel in Rugby, England handle the sales of these products in the United Kingdom. Our facility and personnel in Guadalajara, Mexico handle the sales of these products in Mexico and Latin America. Our facility and personnel in Heusenstamm, Germany handle the sales of these products in the European Union other than in the United Kingdom. In other countries, we sell balloon products through distributors located in those countries. We conduct production, packaging, warehousing and sales operations in Mexico. We conduct warehousing and sales operations in the United Kingdom and Germany. We rely, and are dependent, on our operations in Mexico for the supply of latex balloons in the United States, Mexico, Europe and other markets. Interruption of that supply would have a materially adverse effect on the business of the Company.

Our domestic and international sales to outside customers and assets by area over the period 2011-2012 have been as follows:

	United States	United Kingdom (UK)	Europe (Excluding UK)	Mexico	Consolidated
Year ended 12/31/12
Sales to outside customers	$35,527,000	$2,427,000	$817,000	$10,772,000	$49,543,000
Total Assets	$27,708,000	$1,133,000	$1,057,000	$7,849,000	$37,747,000

	United States	United Kingdom (UK)	Europe (Excluding UK)	Mexico	Consolidated
Year ended 12/31/11
Sales to outside customers	$34,657,000	$1,838,000	$376,000	$10,300,000	$47,171,000
Total Assets	$25,302,000	$734,000	$464,000	$7,116,000	$33,616,000

Item No. 1B – Unresolved Staff Comments

As of the filing of this Annual report on Form 10-K, we had no unresolved comments from the staff of the Securities and Exchange Commission that were received not less than 180 days before the end of our 2012 fiscal year.

Item No. 2 – Properties

We own our principal plant and offices located in Lake Barrington, Illinois, approximately 45 miles northwest of Chicago, Illinois. The facility includes approximately 75,000 square feet of office, manufacturing and warehouse space. This facility is subject to a mortgage loan with an initial principal of $2,300,000 as of April 29, 2010, having a term of approximately 7 years, with payments amortized over 25 years. Balance due on July 18, 2017 of $1,664,000.

In October 2011, we entered into a lease agreement, expiring on December 31, 2012, to rent approximately 30,000 square feet of warehouse space in Elgin, Illinois at a cost of $20,000 per month. We have since vacated the premises.

In May 2012, we entered into a lease agreement, expiring on March 31, 2013 to rent approximately 23,000 square feet of warehouse space in Cary, Illinois at a cost of 10,000 per month.

In September 2012, we entered into a lease agreement, expiring on February 28, 2017 to rent approximately 117,000 square feet of warehouse and office space in Lake Zurich, Illinois at a cost per month as follows:

Lease period	Amount per month
March 1, 2013 – October 31, 2013	$25,000
November 1, 2013 – October 31, 2014	28,000
November 1, 2014 – October 31, 2015	30,000
November 1, 2015 – October 31, 2016	33,000
November 1, 2016 – February 28, 2017	36,000

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

The high and low sales prices for the last eight fiscal quarters according to the NASDAQ Stock Market's Stock Price History Report, were:

	High	Low
January 1, 2011 to March 31, 2011	6.90	4.75
April 1, 2011 to June 30, 2011	5.98	4.33
July 1, 2011 to September 30, 2011	5.50	3.31
October 1, 2011 to December 31, 2011	5.72	3.80
January 1, 2012 to March 31, 2012	5.05	4.36
April 1, 2012 to June 30, 2012	5.09	4.49
July 1, 2012 to September 30, 2012	5.50	4.46
October 1, 2012 to December 31, 2012	5.25	4.16

As of December 31, 2012 there were approximately 38 holders of record of the Company’s Common Stock. The Company’s total number of beneficial owners of common stock of the Company is approximately 570.

During 2011, the Company declared and paid dividends of five cents ($0.05) per share on the Company’s outstanding common stock to shareholders of record on July 18, 2011. The total amount of the dividends paid on July 28, 2011 was $158,000. Under the terms of the Company’s current loan agreements, the amount of dividends is limited by the terms of the financial covenants.

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

Our revenues from each of our product categories in each of the past two years have been as follows:

	(000 Omitted)
	$	% of	$	% of
Product Category	2012	Net Sales	2011	Net Sales

Metalized Balloons	22,296	45.0%	21,443	45.4%

Latex Balloons	11,129	22.5%	10,202	21.7%

Pouches	9,475	19.1%	8,311	17.6%

Film Products	4,913	9.9%	6,259	13.3%

Other	1,730	3.5%	956	2.0%

Total	49,543	100.0%	47,171	100.0%

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

Purchases by a limited number of customers represent a significant portion of our total revenues. In 2012, sales to our top 10 customers represented 64.7% of net revenues. During 2012, there was one customer to whom our sales represented more than 10% of net revenues. Our principal customer sales for 2012 and 2011 were:

Customer	Product	2012 Sales	% of 2012 Revenues	2011 Sales	% of 2011 Revenues
Dollar Tree Stores	Balloons	$13,038,000	26.3%	$13,584,000	28.8%
Rapak, L.L.C	Films	$4,433,000	8.9%	$5,773,000	12.2%

The loss of one or more of these principal customers, or a significant reduction in purchases by one or more of them, could have a material adverse effect on our business.

Except as previously described (see page 9), we generally do not have agreements with our customers under which customers are obligated to purchase any specific or minimum amount of product from us.

Results of Operations

The following table sets forth selected results of our operations expressed as a percentage of net sales for the years ended December 31, 2012 and 2011. Our results of operations for the periods described below are not necessarily indicative of results of operations for future periods.

	Year ended December 31,
	2012	2011

Net sales	100.0%	100.0%
Costs and expenses:
Cost of products sold	78.0	80.5
Operating Expenses	19.9	16.5

Income from operations	2.1	3.0
Interest expense	(2.0)	(1.7)
Other income	0.1	0.0

Income before income taxes	0.2	1.5
Provision for income taxes	0.1	0.7

Net profit	0.2%	1.0%

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Net Sales

For the fiscal year ended December 31, 2012, consolidated net sales from the sale of all products were $49,543,000 compared to consolidated net sales of $47,171,000 for the year ended December 31, 2011, an increase of 5.0%.

Sales of foil balloons were $21,443,000 in 2011 and $22,296,000 in 2012, an increase of 4.0%. Of our total foil balloon sales in 2012, $12,481,000 were to Dollar Tree. The remaining sales were made to over 500 customers including distributors and retail stores or chains in the United States, Mexico, the United Kingdom, Europe and Latin America. Sales to these other customers increased from $8,278,000 in 2011 to $9,815,000 in 2012.

Sales of latex balloons were $10,202,000 in 2011 and $11,129,000 in 2012, an increase of 9.1%. The increase is attributable to an increase in latex sales to a variety of customers in the United States, Mexico and Latin America.

Sales of pouch products were $8,311,000 in 2011 and $9,475,000 in 2012, an increase of 14.0%. Virtually all of our pouch sales in 2011 and 2012 have been of vacuumable pouches in two categories: (i) zippered pouches and (ii) open-top pouches or rolls. For the 2012 and 2011, sales of pouch products in these categories have been as follows:

	(000 Omitted)
Pouches	2012	2011

Zippered	3,899	4,705

Open-Top or Rolls	5,576	3,606

Total	9,475	8,311

As the chart indicates above, our sales of open-top pouches and rolls increased from $3,606,000 in 2011 to $5,576,000 in 2012. These sales amounts for 2012 include sales of vacuum sealing machines as well as of the open-top pouches and rolls. Also, while most of the sales shown 2012 relate to sales of our branded line, they also include some sales of our Universal or private label lines of pouches.

Sales of film products were $6,259,000 in 2011 and $4,913,000 in 2012, a decrease of 21.5%. This decrease includes a decrease in sales to Rapak, L.L.C. of $1,340,000. In addition to Rapak, film sales included sales to 12 other customers.

Cost of Sales

Cost of sales decreased from 80.5% of sales in 2011 to 78.0% of sales in 2012. Several factors affected this improvement in our margin rates: (i) the cost of certain raw materials declined in 2012 compared to 2011, principally latex; in 2011 our average cost per kilo of latex was $5.07; in 2012, the average cost per kilo was $3.94; in addition, we enjoyed some decline in the cost of polyethylene in this period; (ii) our mix of products sold changed, particularly a decline in the sale of laminated films and an increase in the sale of pouches and, (iii) the increase in the volume of sales of foil balloons and pouches produced resulted in a decline in the unit cost of those items.

General and Administrative Expenses

General and administrative expenses increased from $5,279,000 in 2011 or 11.2% of net sales to $6,357,000 or 12.8% of net sales in 2012. The increase in general and administrative expenses is attributable to (i) an increase in salary expense in the U.S. of $203,000, (ii) an increase in legal expenses of $66,000, (iii) an increase in travel expenses of $40,000, (iv) an increase in administrative expenses at Flexo Universal of $388,000, (v) an increase in administrative expenses at CTI Europe of $100,000, and (vi) an increase in administrative expenses of $51,000 at CTI Balloons.

Selling

Selling expenses increased from $911,000 or 1.9% of sales in 2011 to $1,721,000 or 3.5% of sales in 2012. The increase in selling expenses is attributable principally to (i) an increase in salary expense of $167,000, (ii) an increase in travel expenses of $70,000, (iii) an increase in outside services of $442,000, (iv) an increase in engineering and testing services related to the vacuum sealer machines of $73,000 and (v) an increase in royalty expenses of $94,000. The increase in services expense relates to personnel, facilities and operating cost of a consulting and services firm which provided services to us in connection with planning, start-up, sourcing, marketing and selling activities for our line of branded vacuum machines and pouches.

Advertising and Marketing

Advertising and marketing expenses increased from $1,579,000 or 3.3% of sales in 2011 to $1,769,000 or 3.6% of sales in 2012. The increase in advertising and marketing expense is attributable to (i) an increase in commission expense of $180,000 related to the sale of pouch products and (ii) an increase in artwork and films for creative designs of $86,000.

Other Income or Expense

During 2012, we incurred net interest expense of $991,000 compared to net interest expense of $773,000 during 2011. The increase in interest expense is attributable to interest accrued on a Note and Warrant Purchase Agreement among the Company and BMO Private Equity (U.S.), Inc. (“BMO Equity”) under which BMO Equity loaned the sum of $5 million to the Company in July, 2012.

During 2012, we realized a foreign currency gain in the amount of $295,000 compared to foreign currency gain in 2011 of $38,000.

Net Income or Loss

During 2012, we had net income of $102,000 on a consolidated basis compared to net income of $484,000 in 2011.

Income Taxes

In 2012, the Company recognized income tax expense, on a consolidated basis, of $46,000. This income tax expense is composed of an income tax benefit in the United States of $113,000, an income tax expense realized by CTI Balloons, our United Kingdom subsidiary, in the amount of $42,000, an income tax benefit realized by CTI Europe, our Germany subsidiary, in the amount of $126,000 and an income tax expense by Flexo Universal, our Mexico subsidiary, in the amount of $243,000. In 2011, the Company recognized income tax expense, on a consolidated basis, of $319,000. This income tax expense is composed of an income tax expense in the United States of $244,000, an income tax benefit realized by CTI Balloons, our United Kingdom subsidiary, in the amount of $54,000, an income tax benefit realized by CTI Europe, our Germany subsidiary, in the amount of $156,000 and an income tax expense by Flexo Universal, our Mexico subsidiary, in the amount of $285,000.

Financial Condition, Liquidity and Capital Resources

Cash Flow Provided by Operating Activities During fiscal 2012, cash used in operating activities amounted to $2,100,000, compared to cash flow provided by operating activities during fiscal 2011 of $818,000. Significant changes in working capital items affecting cash flow provided by operating activities were:

•	Depreciation and amortization of $1,728,000
•	An increase in net inventory of $2,498,000
•	An increase in accounts receivable of $536,000
•	An increase in prepaid expenses and other assets of $456,000
•	A decrease in trade payables of $1,003,000
•	An increase in accrued liabilities of $634,000

We anticipate an increase in net inventory and in accounts receivable during 2013 in amounts aggregating approximately $2 million.

Cash Used in Investing Activities During fiscal 2012, cash used in investing activities amounted to $1,212,000 compared to cash used in investing activities during fiscal 2011 of $1,107,000. Cash used in investing activities was principally for maintenance expenditures and for the purchase of production equipment. We anticipate that cash used in investing activities during 2013 will be approximately the same as in 2012.

Cash Provided by Financing Activities During fiscal 2012, cash provided by financing activities amounted to $3,305,000, compared to cash used in financing activities of $135,000 during fiscal 2011. During 2012, financing activities included proceeds from issuance of long-term debt of $5,006,000, repayment of long-term debt of $854,000 and reduction of the amount outstanding under our revolving line of credit by $1,055,000.

On April 29, 2010, we entered into a Credit Agreement and associated documents with Harris N.A. , now BMO Harris Bank, N.A. (“BMO Harris”) under which BMO Harris agreed to extend to the Company a credit facility in the aggregate amount of $14,417,000. The facility included (i) a Revolving Credit providing for maximum advances to the Company, and letters of credit, based upon the level of availability measured by levels of eligible receivables and inventory of the Company of $9,000,000, (ii) an Equipment Loan of up to $2,500,000 providing for loans for the purchase of equipment, (iii) a Mortgage Loan of $2,333,350, and (iv) a Term Loan in the amount of $583,333. The amount we can borrow on the Revolving Credit includes 85% of eligible accounts and 60% of eligible inventory (up to a maximum of $9,000,000). The Mortgage Loan is amortized over a term of 25 years. The maturity date of the facility was April 30, 2013.

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

At December 31, 2012 the Company was paying the premium of 0.75% over prime.

On July 1, 2011, we entered into an interest rate swap agreement with BMO Capital Markets with respect to $6,780,000 of our loan balances with BMO Harris. This swap agreement limits the Company’s exposure to interest rate fluctuations on the Company’s floating rate loans. The swap agreement has the effect of fixing the interest rate on the loan balances covered by the swap at 4.65% per annum. The swap agreement has not been designated as a hedge for accounting purposes and we determine and record the fair value of the swap agreement each quarter. This value is recorded on the balance sheet of the Company and the amount of the unrealized gain or loss for each period is recorded as interest income or expense on the statement of operations.

On July 17, 2012, the Company entered into Amendment Number 3 to the Credit Agreement among the Company and BMO Harris pursuant to which (i) the amount of the loan commitment on the revolver loan of BMO Harris was increased from $9 million to $12 million, (ii) BMO Harris consented to a transaction among the Company and BMO Equity and (iii) the term of credit and loans to the Company provided in the Credit Agreement and BMO Harris was extended to July 17, 2017.

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

As of December 31, 2012, the Company was not in compliance with two financial covenants provided in the Loan Agreement and one in the Note and Warrant Purchase Agreement. BMO Harris and BMO Equity have each executed waivers of such non-compliance by the Company.

Current Assets. As of December 31, 2012, the total current assets of the Company were $27,130,000, compared to total current assets of $23,301,000 at December 31, 2011. The change in current assets reflects, principally, (i) an increase in net inventories of $2,475,000, (ii) an increase in accounts receivable of $682,000, (iii) an increase in the net deferred income tax asset of $86,000, and (iv) an increase in prepaid expenses and other current assets of $573,000.

Current Liabilities. Total current liabilities decreased from $17,689,000 as of December 31, 2011 to $16,963,000 as of December 31, 2012. Accrued other liabilities includes $154,000 in payroll accruals. Changes in current liabilities included: (i) a decrease in $651,000 in trade payables, (ii) a decrease of the line of credit of $1,044,000, and (iii) an increase in accrued and other liabilities in the amount of $915,000.

Liquidity and Capital Resources; Working Capital. As of December 31, 2012, our current assets exceeded our current liabilities by $10,166,000, we had cash and cash equivalents of $351,000 and there was available under our line of credit up to $3,600,000 in additional funds. Management believes that these available funds, our internally generated funds and the borrowing capacity under our revolving line of credit facility will be sufficient to meet working capital requirements for the remainder of 2013.

CTI Industries Corporation Stockholders’ Equity. Stockholders’ equity was $12,243,000 as of December 31, 2012 compared to $11,861,000 as of December 31, 2011.

Seasonality

In the foil balloon product line, sales have historically been seasonal with approximately 40% occurring in the period from December through March of the succeeding year and 24% being generated in the period July through October in recent years. The sale of latex balloons, pouches and laminated film products have not historically been seasonal, and as sales in these products lines have increased as a percentage of total sales, the seasonality of the Company's total net sales has decreased.

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

Inventory Valuation. Inventories are stated at the lower of cost or market. Cost is determined using standard costs which approximate costing determined on a first-in, first out basis. Standard costs are reviewed and adjusted at the time of introduction of a new product or design, periodically and at year-end based on actual direct and indirect production costs. On a periodic basis, the Company reviews its inventory levels for estimated obsolescence or unmarketable items, in reference to future demand requirements and shelf life of the products. As of December 31, 2012, the Company had established a reserve for obsolescence, marketability or excess quantities with respect to inventory in the aggregate amount of $636,000. As of December 31, 2011, the amount of the reserve was $384,000. In addition, on a periodic basis, the Company disposes of inventory deemed to be obsolete or unsaleable and, at such time, records an expense for the value of such inventory. We record freight income as a component of net sales and record freight costs as a component of cost of goods sold.

Valuation of Long-Lived Assets. We evaluate whether events or circumstances have occurred which indicate that the carrying amounts of long-lived assets (principally property and equipment and goodwill) may be impaired or not recoverable. Significant factors which may trigger an impairment review include: changes in business strategy, market conditions, the manner of use of an asset, underperformance relative to historical or expected future operating results, and negative industry or economic trends. We apply the provisions of GAAP USA under which goodwill is evaluated at least annually for impairment. We conducted a qualitative assessment of our goodwill in our Mexico subsidiary for the year ended December 31, 2012 and 2011. We performed a quantitative assessment for the year ended December 31, 2011 in which we considered the assets and liabilities of the subsidiary, both recognized and unrecognized, as well as the cash flows necessary to operate the business relating to the assets and liabilities. From this quantitative assessment and from the qualitative assessment for December 31, 2012, we determined the fair value of the subsidiary exceeds the carrying amount initially recorded on December 31, 2006, and were therefore not impaired.

Foreign Currency Translation. All balance sheet accounts are translated using the exchange rates in effect at the balance sheet date. Statements of operations amounts are translated using the average exchange rates for the year-to-date periods. The gains and losses resulting from the changes in exchange rates during the period have been reported in other comprehensive income or loss, except that, on November 30, 2012, the Company determined that it does have an expectation of receiving payment with respect to indebtedness of Flexo to the Company, and accordingly, as and after that date foreign currency gains and losses with respect to such indebtedness will be reported in the statement of operations.

Stock-Based Compensation. We follow GAAP USA which requires all stock-based payments to employees, including grants of employee stock options, to be recognized in the consolidated financial statements based on their grant-date fair values.

We use the Black-Scholes option pricing model to determine the fair value of stock options which requires us to estimate certain key assumptions. In accordance with the application of GAAP USA, we incurred employee stock-based compensation cost of $95,000 for the year ended December 31, 2012. At December 31, 2012, we had $224,000 of unrecognized compensation cost relating to stock options.

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

As of December 31, 2012, the Company had a net deferred tax asset of $1,382,000 representing the amount the Company may recover in future years from future taxable income. As of December 31, 2011, the amount of the net deferred tax asset was $957,000. Each quarter and year-end, management makes a judgment to determine the extent to which the deferred tax asset will be recovered from future taxable income. Management reduced the valuation allowance related to the deferred tax asset to zero in 2010.

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

Item No. 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item No. 9A – Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2012, the end of the period covered by this report. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated, as appropriate, to allow for timely decisions regarding required disclosure as of December 31, 2012. There were no material changes in our internal control over financial reporting during the fourth quarter of 2012 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operation effectiveness of controls and a conclusion on this evaluation. Although there are inherent limitations in the effectiveness of any system of internal controls over financial reporting, based on our evaluation, management has concluded our internal controls over financial reporting were effective as of December 31, 2012.

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

Item 9B – Other Information

None

PART III

Item No. 10 – Directors and Executive Officers of the Registrant

Information called for by Item 9 of Part III is incorporated by reference to the definitive Proxy Statement for the 2013 Annual Meeting of Shareholders which is expected to be filed with the Commission within 120 days after December 31, 2012.

Item No. 11 – Executive Compensation

Information called for by Item 10 of Part III is incorporated by reference to the definitive Proxy Statement for the 2013 Annual Meeting of Shareholders which is expected to be filed with the Commission within 120 days after December 31, 2012.

Item No. 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information called for by Item 11 of Part III is incorporated by reference to the definitive Proxy Statement for the 2013 Annual Meeting of Shareholders which is expected to be filed with the Commission within 120 days after December 31, 2012.

Item No. 13 – Certain Relationships and Related Transactions

Information called for by Item 12 of Part III is incorporated by reference to the definitive Proxy Statement for the 2013 Annual Meeting of Shareholders which is expected to be filed with the Commission within 120 days after December 31, 2012.

Item No. 14 – Principal Accountant Fees and Services

Information called for by Item 13 of Part III is incorporated by reference to the definitive Proxy Statement for the 2013 Annual Meeting of Shareholders which is expected to be filed with the Commission within 120 days after December 31, 2012.

PART IV

Item No. 15 – Exhibits and Financial Statement Schedules

1.	The Consolidated Financial Statements filed as part of this report on Form 10-K are listed on the accompanying Index to Consolidated Financial Statements and Consolidated Financial Statement Schedules.

2.	Financial schedules required to be filed by Item 8 of this form, and by Item 15(d) below:

Schedule II Valuation and qualifying accounts

All other financial schedules are not required under the related instructions or are inapplicable and therefore have been omitted.

3.	Exhibits:

Exhibit Number	Document

3.1	Third Restated Certificate of Incorporation of CTI Industries Corporation (Incorporated by reference to Exhibit A contained in Registrant’s Schedule 14A Definitive Proxy Statement for solicitation of written consent of shareholders, as filed with the Commission on October 25, 1999)
3.2	By-Laws of CTI Industries Corporation (Incorporated by reference to Exhibit 3.2, contained in Registrant’s Form SB-2 Registration Statement (File No. 333-31969) effective November 5, 1997)
4.1	Form of CTI Industries Corporation’s common stock certificate (Incorporated by reference to Exhibit 4.1, contained in Registrant’s Form SB-2 Registration Statement (File No. 333-31969) effective November 5, 1997)
10.1	CTI Industries Corporation 2001 Stock Option Plan (Incorporated by reference to Appendix E contained in Registrant’s Schedule 14A Definitive Proxy Statement, as filed with the Commission on May 21, 2001)
10.2	CTI Industries Corporation 2002 Stock Option Plan (Incorporated by reference to Appendix A contained in Registrant’s Schedule 14A Definitive Proxy Statement, as filed with the Commission on May 15, 2002)

10.3	CTI Industries Corporation 2007 Stock Incentive Plan (Incorporated by reference to Appendix A contained in Registrant’s Schedule 14A Definitive Proxy Statement, as filed with the Commission on April 30, 2007)
10.4	CTI Industries Corporation 2009 Stock Incentive Plan (Incorporated by reference to Schedule A contained in Registrant’s Schedule 14A Definitive Proxy Statement, as filed with the Commission on April 30, 2009)
10.5	Employment Agreement dated June 30, 1997, between CTI Industries Corporation and Howard W. Schwan (Incorporated by reference to Exhibit 10.9, contained in Registrant’s Form SB-2 Registration Statement (File No. 333-31969) effective November 5, 1997)
10.6	License Agreement between Rapak, LLC and the Company dated April 28, 2006 (Incorporated by reference to Exhibit 10.1 contained in Registrant’s Report on Form 8-K dated May 3, 2006)
10.7	Supply and License Agreement among Registrant and S.C. Johnson & Son, Inc. dated February 1, 2008 (Incorporated by reference to Exhibit 10.1 contained in Registrant’s Report on Form 8-K/A dated March 19, 2008)
10.8	Amendment to the License Agreement between Rapak, LLC and the Company dated May 6, 2008 (Incorporated by reference to Exhibit 10.1 contained in Registrant’s Report on Form 8-K dated May 8, 2008)
10.9	Credit Agreement between Harris N.A. and CTI Industries Corporation dated April 29, 2010 (Incorporated by reference to Exhibit 10.2 contained in Registrant’s Report on Form 10-Q dated May 14, 2010)
10.10	Mortgage and Security Agreement between Harris N.A. and the Company dated April 29, 2010 (Incorporated by reference to Exhibit 10.3 contained in Registrant’s Report on Form 10-Q dated May 14, 2010)
10.11	Security Agreement between Harris N.A. and the Company dated April 29, 2010 (Incorporated by reference to Exhibit 10.4 contained in Registrant’s Report on Form 10-Q dated May 14, 2010)
10.12	Pledge Agreement between Harris N.A. and the Company dated April 29, 2010 (Incorporated by reference to Exhibit 10.5 contained in Registrant’s Report on Form 10-Q dated May 14, 2010)
10.13	Trademark License Agreement between S.C. Johnson & Son, Inc. and CTI Industries Corporation dated December 14, 2011 (Incorporated by reference to Exhibit 10.14 contained in Registrant’s Report on Form 10-K dated March 29, 2012)
10.14	Third Amendment to Loan Agreement between BMO Harris Bank, N.A. and the Company dated July 17, 2012 (Incorporated by reference to Exhibit 10.1 contained in Registrant’s Report on Form 10-Q dated August 14, 2012).

10.15	Replacement Revolving Note between BMO Harris Bank, N.A. and the Company dated July 17, 2012 (Incorporated by reference to Exhibit 10.2 contained in Registrant’s Report on Form 10-Q dated August 14, 2012).
10.16	Note and Warrant Purchase Agreement between BMO Private Equity, Inc. and the Company dated July 17, 2012 (Incorporated by reference to Exhibit 10.3 contained in Registrant’s Report on Form 10-Q dated August 14, 2012).
10.17	Warrant Agreement between BMO Private Equity (U.S.), Inc. and the Company dated July 17, 2012 (Incorporated by reference to Exhibit 10.4 contained in Registrant’s Report on Form 10-Q dated August 14, 2012).
10.18	Senior Secured Subordinated Promissory Note between BMO Private Equity (U.S.), Inc. and the Company dated July 17, 2012 (Incorporated by reference to Exhibit 10.5 contained in Registrant’s Report on Form 10-Q dated August 14, 2012).
10.19	Employment Agreement between Howard W. Schwan and the Company dated September 24, 2012 (Incorporated by reference to Exhibit 10.6 contained in Registrant’s Report on Form 10-Q dated November 14, 2012).
10.20	Consulting Agreement between Schwan Flexible Packaging, L.L.C, Howard W. Schwan, and the Company dated January 1, 2013 (Incorporated by reference to Exhibit 10.7 contained in Registrant’s Report on Form 10-Q dated November 14, 2012).
10.21	Lease Agreement between Schultz Bros. Co. and the Company dated September 19, 2012 (Incorporated by reference to Exhibit 10.8 contained in Registrant’s Report on Form 10-Q dated November 14, 2012).
14	Code of Ethics (Incorporated by reference to Exhibit contained in the Registrant’s Form 10-K/A Amendment No. 2, as filed with the Commission on October 8, 2004)
21	Subsidiaries (description incorporated in Form 10-K under Item No. 1)
23.1	Consent of Independent Registered Public Accounting Firm, Plante & Moran, PLLC.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith)
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

(a)	The Exhibits listed in subparagraph (a)(3) of this Item 15 are attached hereto unless incorporated by reference to a previous filing.
(b)	The Schedule listed in subparagraph (a)(2) of this Item 15 is attached hereto.
33

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized on April 15, 2013.

CTI INDUSTRIES CORPORATION
By:	/s/ Stephen M. Merrick
Stephen M. Merrick, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ John H. Schwan John H. Schwan	Chief Executive Officer and Director	April 15, 2013

/s/ Stephen M. Merrick Stephen M. Merrick	President, Secretary, Chief Financial Officer and Director	April 15, 2013

/s/ Timothy S. Patterson Timothy S. Patterson	Controller, Senior Vice President of Finance and Administration, Chief Accounting Officer	April 15, 2013

/s/ Stanley M. Brown Stanley M. Brown	Director	April 15, 2013

/s/ Bret Tayne Bret Tayne	Director	April 15, 2013

/s/ John I. Collins John I. Collins	Director	April 15, 2013

/s/ Phil Roos Phil Roos	Director	April 15, 2013

EXHIBIT INDEX

Exhibit

Number Document

Exhibit Number	Document

3.1	Third Restated Certificate of Incorporation of CTI Industries Corporation (Incorporated by reference to Exhibit A contained in Registrant’s Schedule 14A Definitive Proxy Statement for solicitation of written consent of shareholders, as filed with the Commission on October 25, 1999)
3.2	By-Laws of CTI Industries Corporation (Incorporated by reference to Exhibit 3.2, contained in Registrant’s Form SB-2 Registration Statement (File No. 333-31969) effective November 5, 1997)
4.1	Form of CTI Industries Corporation’s common stock certificate (Incorporated by reference to Exhibit 4.1, contained in Registrant’s Form SB-2 Registration Statement (File No. 333-31969) effective November 5, 1997)
10.1	CTI Industries Corporation 2001 Stock Option Plan (Incorporated by reference to Appendix E contained in Registrant’s Schedule 14A Definitive Proxy Statement, as filed with the Commission on May 21, 2001)
10.2	CTI Industries Corporation 2002 Stock Option Plan (Incorporated by reference to Appendix A contained in Registrant’s Schedule 14A Definitive Proxy Statement, as filed with the Commission on May 15, 2002)
10.3	CTI Industries Corporation 2007 Stock Incentive Plan (Incorporated by reference to Appendix A contained in Registrant’s Schedule 14A Definitive Proxy Statement, as filed with the Commission on April 30, 2007)
10.4	CTI Industries Corporation 2009 Stock Incentive Plan (Incorporated by reference to Schedule A contained in Registrant’s Schedule 14A Definitive Proxy Statement, as filed with the Commission on April 30, 2009)
10.5	Employment Agreement dated June 30, 1997, between CTI Industries Corporation and Howard W. Schwan (Incorporated by reference to Exhibit 10.9, contained in Registrant’s Form SB-2 Registration Statement (File No. 333-31969) effective November 5, 1997)
10.6	License Agreement between Rapak, LLC and the Company dated April 28, 2006 (Incorporated by reference to Exhibit 10.1 contained in Registrant’s Report on Form 8-K dated May 3, 2006)

10.7	Supply and License Agreement among Registrant and S.C. Johnson & Son, Inc. dated February 1, 2008 (Incorporated by reference to Exhibit 10.1 contained in Registrant’s Report on Form 8-K/A dated March 19, 2008)
10.8	Amendment to the License Agreement between Rapak, LLC and the Company dated May 6, 2008 (Incorporated by reference to Exhibit 10.1 contained in Registrant’s Report on Form 8-K dated May 8, 2008)
10.9	Credit Agreement between Harris N.A. and CTI Industries Corporation dated April 29, 2010 (Incorporated by reference to Exhibit 10.2 contained in Registrant’s Report on Form 10-Q dated May 14, 2010)
10.10	Mortgage and Security Agreement between Harris N.A. and the Company dated April 29, 2010 (Incorporated by reference to Exhibit 10.3 contained in Registrant’s Report on Form 10-Q dated May 14, 2010)
10.11	Security Agreement between Harris N.A. and the Company dated April 29, 2010 (Incorporated by reference to Exhibit 10.4 contained in Registrant’s Report on Form 10-Q dated May 14, 2010)
10.12	Pledge Agreement between Harris N.A. and the Company dated April 29, 2010 (Incorporated by reference to Exhibit 10.5 contained in Registrant’s Report on Form 10-Q dated May 14, 2010)
10.13	Trademark License Agreement between S.C. Johnson & Son, Inc. and CTI Industries Corporation dated December 14, 2011 (Incorporated by reference to Exhibit 10.14 contained in Registrant’s Report on Form 10-K dated March 29, 2012)
10.14	Third Amendment to Loan Agreement between BMO Harris Bank, N.A. and the Company dated July 17, 2012 (Incorporated by reference to Exhibit 10.1 contained in Registrant’s Report on Form 10-Q dated August 14, 2012).
10.15	Replacement Revolving Note between BMO Harris Bank, N.A. and the Company dated July 17, 2012 (Incorporated by reference to Exhibit 10.2 contained in Registrant’s Report on Form 10-Q dated August 14, 2012).
10.16	Note and Warrant Purchase Agreement between BMO Private Equity, Inc. and the Company dated July 17, 2012 (Incorporated by reference to Exhibit 10.3 contained in Registrant’s Report on Form 10-Q dated August 14, 2012).
10.17	Warrant Agreement between BMO Private Equity (U.S.), Inc. and the Company dated July 17, 2012 (Incorporated by reference to Exhibit 10.4 contained in Registrant’s Report on Form 10-Q dated August 14, 2012).
10.18	Senior Secured Subordinated Promissory Note between BMO Private Equity (U.S.), Inc. and the Company dated July 17, 2012 (Incorporated by reference to Exhibit 10.5 contained in Registrant’s Report on Form 10-Q dated August 14, 2012).
10.19	Employment Agreement between Howard W. Schwan and the Company dated September 24, 2012 (Incorporated by reference to Exhibit 10.6 contained in Registrant’s Report on Form 10-Q dated November 14, 2012).

10.20	Consulting Agreement between Schwan Flexible Packaging, L.L.C, Howard W. Schwan, and the Company dated January 1, 2013 (Incorporated by reference to Exhibit 10.7 contained in Registrant’s Report on Form 10-Q dated November 14, 2012).
10.21	Lease Agreement between Schultz Bros. Co. and the Company dated September 19, 2012 (Incorporated by reference to Exhibit 10.8 contained in Registrant’s Report on Form 10-Q dated November 14, 2012).
14	Code of Ethics (Incorporated by reference to Exhibit 14 contained in the Registrant’s Form 10-K/A Amendment No. 2, as filed with the Commission on October 8, 2004)
21	Subsidiaries (description incorporated in Form 10-K under Item No. 1)
23.1	Consent of Independent Registered Public Accounting Firm, Plante & Moran, PLLC.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith)
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

CTI Industries Corporation

and Subsidiaries

Consolidated Financial Statements

Years ended December 31, 2012 and 2011

All other schedules for which a provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders of

CTI Industries Corporation and Subsidiaries

Lake Barrington, IL

We have audited the accompanying consolidated balance sheet of CTI Industries Corporation and Subsidiaries as of December 31, 2012, and the related consolidated statements of comprehensive income, stockholder’s equity and cash flows for the year then ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position CTI Industries Corporation and Subsidiaries as of December 31, 2012, and the results of their operations and their cash flows for the year then ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related consolidated financial statement schedule for the year ended December 31, 2012, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Plante & Moran, PLLC

Chicago, Illinois

April 15, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

CTI Industries Corporation

We have audited the accompanying consolidated balance sheet of CTI Industries Corporation and Subsidiaries (the “Company”) as of December 31, 2011, and the related consolidated statement of comprehensive income, stockholders’ equity and cash flows for the year then ended. Our audit also included the financial statement schedule for the year ended December 31, 2011 listed in the Index at item 15(a). These consolidated financial statements and consolidated schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CTI Industries Corporation and Subsidiaries as of December 31, 2011, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Blackman Kallick, LLP

Chicago, Illinois

March 29, 2012

CTI Industries Corporation and Subsidiaries

Consolidated Balance Sheets

	December 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents (VIE $22,000 and $11,000, respectively)	$351,064	$338,523
Accounts receivable, (less allowance for doubtful accounts of $99,000 and $70,000 respectively)	7,773,332	7,091,194
Inventories, net	15,813,276	13,338,317
Net deferred income tax asset	846,371	760,241
Prepaid expenses (VIE $0 and $10,000 respectively)	1,525,092	1,345,223
Other current assets (VIE $108,000 and $83,000, respectively)	820,619	427,471

Total current assets	27,129,754	23,300,969

Property, plant and equipment:
Machinery and equipment (VIE $701,000 and $550,000, respectively)	25,530,893	24,333,989
Building	3,360,017	3,329,174
Office furniture and equipment	3,137,123	3,022,719
Intellectual property	432,070	432,070
Land	250,000	250,000
Leasehold improvements	431,644	415,663
Fixtures and equipment at customer locations	2,784,419	2,629,902
Projects under construction	644,948	502,021
	36,571,114	34,915,538
Less : accumulated depreciation and amortization	(27,872,044)	(26,071,629)

Total property, plant and equipment, net	8,699,070	8,843,909

Other assets:
Deferred financing costs, net	216,292	42,986
Goodwill	1,033,077	1,033,077
Net deferred income tax asset	535,954	197,243
Other assets (due from related party $19,000 and $79,000, respectively)	132,996	197,338

Total other assets	1,918,319	1,470,644

TOTAL ASSETS	$37,747,143	$33,615,522

LIABILITIES AND EQUITY
Current liabilities:
Checks written in excess of bank balance	$517,089	$154,501
Trade payables (VIE $66,000 and $0, respectively)	5,708,271	6,359,757
Line of credit	6,254,648	7,298,363
Notes payable - current portion (net discount of $107,000 and $0, repectively)
(VIE $101,000 and $91,000, respectively)	354,342	362,927
Notes payable - officers, subordinated, current portion	1,123,742	1,424,923
Notes Payable Affiliates - current portion	8,113	6,718
Accrued liabilities (VIE $31,000 and $7,000, respectively)	2,997,242	2,081,805

Total current liabilities	16,963,447	17,688,994

Long-term liabilities:
Notes Payable - Affiliates	141,052	134,919
Notes payable, net of current portion (net discount of $555,000 and $0, repectively)
(VIE $533,000 and $687,000, respectively)	7,839,351	3,932,032
Notes payable - officers, subordinated	-	103,656
Capital Lease	-	426
Total long-term debt, net of current portion	7,980,403	4,171,033
Warrants Payable	721,247	-
Total long-term liabilities	8,701,650	4,171,033

Equity:
CTI Industries Corporation stockholders' equity:
Preferred Stock -- no par value 2,000,000 shares authorized
0 shares issued and outstanding	-	-
Common stock - no par value, 5,000,000 shares authorized,
3,320,773 and 3,276,633 shares issued and 3,248,646 and 3,137,348
outstanding, respectively	13,775,994	13,704,890
Paid-in-capital	1,045,987	950,968
Accumulated deficit	(266,372)	(368,122)
Accumulated other comprehensive loss	(2,171,582)	(2,285,679)
Less: Treasury stock, 72,127 shares	(141,289)	(141,289)

Total CTI Industries Corporation stockholders' equity	12,242,738	11,860,768

Noncontrolling interest	(160,692)	(105,273)

Total Equity	12,082,046	11,755,495

TOTAL LIABILITIES AND EQUITY	$37,747,143	$33,615,522

See accompanying notes to consolidated financial statements

CTI Industries Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

	For the Year Ended December 31,
	2012	2011

Net Sales	$49,542,762	$47,171,498

Cost of Sales	38,636,245	37,965,245

Gross profit	10,906,517	9,206,253

Operating expenses:
General and administrative	6,357,249	5,278,507
Selling	1,720,878	910,882
Advertising and marketing	1,769,477	1,579,162

Total operating expenses	9,847,604	7,768,551

Income from operations	1,058,913	1,437,702

Other (expense) income:
Interest expense	(1,013,295)	(794,152)
Interest income	22,143	21,041
Foreign currency gain	24,841	38,169

Total other expense, net	(966,311)	(734,942)

Income before taxes	92,602	702,760

Income tax expense	46,272	319,444

Net Income	46,330	383,316

Less: Net loss attributable to noncontrolling interest	(55,419)	(100,594)

Net income attributable to CTI Industries Corporation	$101,749	$483,910

Other Comprehensive Income
Foreign currency adjustment	114,097	(692,881)
Comprehensive income (loss) attributable to CTI Industries Corporation	$215,846	$(208,971)

Basic income per common share	$0.03	$0.15

Diluted income per common share	$0.03	$0.15

Weighted average number of shares and equivalent shares of common stock outstanding:

Basic	3,216,756	3,138,958

Diluted	3,293,106	3,181,102

See accompanying notes to consolidated financial statements

CTI Industries Corporation and Subsidiaries

Consolidated Statements of Stockholders' Equity

	CTI Industries Corporation
				Value of warrants		Accumulated	Less
	Common			issued in		Other	Treasury
	Stock		Paid-in	connection with	Accumulated	Comprehensive	Stock		Noncontrolling
	Shares	Amount	Capital	subordinated debt	Deficit	Loss	Shares	Amount	Interest	TOTAL
Balance, December 31, 2010	3,209,475	$13,394,940	$817,138	$-	$(693,651)	$(1,592,798)	(72,127)	$(141,289)	$(4,679)	$11,779,661

Stock Purchase	63,158	$300,000								$300,000

Compensation relating to Option Issuance			$133,830							$133,830

Options Exercised	4,000	$9,950								$9,950

Dividends Declared					$(158,381)					$(158,381)

Net Income					$483,910				$(100,594)	$383,316

Other comprehensive income, net of taxes
Foreign currency translation						$(692,881)				$(692,881)

Balance, December 31, 2011	3,276,633	$13,704,890	$950,968	$-	$(368,122)	$(2,285,679)	(72,127)	$(141,289)	$(105,273)	$11,755,495

Compensation relating to Option Issuance			$95,019							$95,019

Options Exercised	49,000	$95,304								$95,304

Stock exchanged for exercise of options	(4,860)	$(24,200)								$(24,200)

Net Income					$101,750				$(55,419)	$46,331

Other comprehensive income, net of taxes
Foreign currency translation						$114,097				$114,097

Balance, December 31, 2012	3,320,773	13,775,994	1,045,987	-	(266,372)	(2,171,582)	(72,127)	(141,289)	(160,692)	$12,082,046

CTI Industries Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2012	2011
Cash flows from operating activities:
Net income	$46,330	$383,316
Adjustment to reconcile net income to cash
(used in) provided by operating activities:
Depreciation and amortization	1,727,924	1,804,049
Amortization of debt discount	45,956	5,042
Change in value of swap agreement	(12,977)	158,090
Stock based compensation	95,019	133,830
Provision for losses on accounts receivable	29,681	20,714
Provision for losses on inventories	251,654	8,032
Deferred income taxes	(424,841)	153,830
Change in assets and liabilities:
Accounts receivable	(536,373)	1,144,953
Inventories	(2,498,075)	(3,308,400)
Prepaid expenses and other assets	(455,557)	(753,267)
Trade payables	(1,002,822)	2,218,733
Accrued liabilities	633,715	(1,150,949)

Net cash (used in) provided by operating activities	(2,100,366)	817,973

Cash flows from investing activities - purchases of property, plant and equipment	(1,211,937)	(1,106,907)

Net cash used in investing activities	(1,211,937)	(1,106,907)

Cash flows from financing activities:
Change in checks written in excess of bank balance	361,316	(535,524)
Net change in revolving line of credit	(1,055,015)	(208,251)
Repayment of long-term debt (related parties $413,000 and $268,000)	(854,405)	(506,272)
Proceeds from issuance of debt	5,005,531	970,523
Proceeds from exercise of stock options and warrants	67,232	9,950
Proceeds from issuance of stock, net	-	300,000
Dividends paid	-	(158,381)
Cash paid for deferred financing fees	(219,350)	(7,510)

Net cash provided by (used in) financing activities	3,305,309	(135,465)

Effect of exchange rate changes on cash	19,535	1,048

Net increase (decrease) in cash and cash equivalents	12,541	(423,351)

Cash and cash equivalents at beginning of year	338,523	761,874

Cash and cash equivalents at end of year	$351,064	$338,523

Supplemental disclosure of cash flow information:
Cash payments for interest	$857,547	$767,965

Cash payments for taxes	$18,430	$42,250

Supplemental Disclosure of non-cash investing and financing activity
Property, plant & equipment acquisitions funded by liabilities	$280,606	$49,248

Reclassification of line of credit to long-term debt	$-	$700,000

Exercise options and payments of subordinated debt	$3,872	$-

See accompanying notes to consolidated  financial statements

Notes to Consolidated Financial Statements Years Ended

December 31, 2012 and 2011

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

Variable Interest Entities

The determination of whether or not to consolidate a variable interest entity under U.S. GAAP requires a significant amount of judgment concerning the degree of control over an entity by its holders of variable interest. To make these judgments, management has conducted an analysis of the relationship of the holders of variable interest to each other, the design of the entity, the expected operations of the entity, which holder of variable interests is most “closely associated” to the entity and which holder of variable interests is the primary beneficiary required to consolidate the entity. Upon the occurrence of certain events, management reviews and reconsiders its previous conclusion regarding the status of an entity as a variable interest entity. Upon the adoption of amended accounting guidance applicable to variable interest entities on January 1, 2010, management continually reconsiders whether we are deemed to be a variable interest entity’s primary beneficiary who consolidates such entity. The Company has two entities that have been consolidated as variable interest entities. (See Note 13)

Foreign Currency Translation

The financial statements of foreign subsidiaries are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities, the historical exchange rate for stockholders’ equity, and a weighted average exchange rate for each period for revenues and expenses. Translation adjustments are recorded in accumulated other comprehensive income (loss) as the local currencies of the subsidiaries are the functional currencies. Foreign currency transaction gains and losses are recognized in the period incurred and are included in the consolidated statements of operations, except that, on November 30, 2012, the Company determined that it does have an expectation of receiving payment with respect to indebtedness of Flexo to the Company, and accordingly, as and after that date foreign currency gains and losses with respect to such indebtedness will be reported in the statement of operations.

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

Light machinery consists of forklifts, scissor lifts, and other warehouse machinery. Heavy machinery consists of production equipment including laminating, printing and converting equipment. Projects in process represent those costs capitalized in connection with construction of new assets and/or improvements to existing assets including a factor for interest on funds committed to projects in process of $24,000 and $25,000 for the years ended December 31, 2012 and 2011, respectively. Upon completion, these costs are reclassified to the appropriate asset class.

Stock-Based Compensation

The Company has stock-based incentive plans which may grant stock option, restricted stock, and unrestricted stock awards.  The Company recognizes stock-based compensation expense based on the grant date fair value of the award and the related vesting terms.  The fair value of stock-based awards is determined using the Black-Scholes model, which incorporates assumptions regarding the risk-free interest rate, expected volatility, expected option life, and dividend yield.  See Note 16 for additional information.

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

Goodwill

The Company applies the provisions of GAAP USA, under which goodwill is tested at least annually for impairment. Goodwill on the accompanying balance sheets relates to the Company’s acquisition of Flexo Universal in a prior year as well as the investment in CTI Europe in a prior year. It is the Company’s policy to perform impairment testing for Flexo Universal annually as of December 31, or as circumstances change. An annual impairment review was completed and no impairment was noted for the years ended December 31, 2012 and 2011 (see Note 14). While the Company believes that its estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect these evaluations.

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

Unrecognized tax benefits are accounted for as required by GAAP USA which prescribes a more likely than not threshold for financial statement presentation and measurement of a tax position taken or expected to be taken in a tax return.  See Note 10 for further discussion.

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

Research and Development

The Company conducts product development and research activities which include (i) creative product development and (ii) engineering. During the years ended December 31, 2012 and 2011, research and development activities totaled $516,000 and $728,000, respectively.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expenses amounted to $44,000 and $63,000 for the years ended December 31, 2012 and 2011, respectively.

3. New Accounting Pronouncements

In July 2012, the FASB issued new accounting guidance, which amends the existing guidance, related to impairment testing of indefinite-lived intangible assets. The amendments allow the option of performing a qualitative impairment assessment before calculating the fair value of the intangible assets, which could, depending on the results of the assessment, eliminate the need for further impairment testing. The guidance is effective for interim and annual periods beginning after September 15, 2012 with early adoption permitted. We do not expect the adoption of this guidance to have an impact on our consolidated financial position, results of operations or cash flows.

In February 2013, the FASB updated the guidance requiring companies to report, in one place, information about reclassifications of accumulated other comprehensive income (“AOCI”) and changes in AOCI balances. For significant items reclassified out of AOCI to net income in their entirety in the same reporting period, reporting is required about the effect of the reclassifications on the respective line items in the statement where net income is presented. For items that are not reclassified to net income in their entirety in the same reporting period, a cross reference to other disclosures currently required in conformity with accounting principles generally accepted in the United States is required. The above information must be presented in one place, either parenthetically on the face of the consolidated financial statements by income statement line item, or in a note. The adoption of this updated guidance is effective beginning with fiscal year 2013. The adoption of this guidance is not expected to have a material impact on our consolidated financial position, results of operations or cash flows, other than the related disclosures to the extent applicable.

In March 2013, the FASB issued ASU 2013-05, Foreign Currency Matters: Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity, or ASU 2013-05. ASU 2013-05 provides updated guidance to clarify the applicable guidance for a parent company’s accounting for the release of the cumulative translation adjustment into net income upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity. This guidance is effective for fiscal periods beginning after December 15, 2013, and is to be applied prospectively to derecognition events occurring after the effective date. ASU 2013-05 is not expected to have a material impact on the Company's consolidated financial statements or financial statement disclosures.

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

GAAP USA establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy categorizes assets and liabilities at fair value into one of three different levels depending on the observability of the inputs employed in the measurement. The three levels are defined as follows:

•	Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•	Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs are observable for the asset or liability, or unobservable but corroborated by market data, for substantially the full term of the financial instrument.

•	Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of the input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The following table presents information about the Company’s liabilities measured at fair value on a recurring basis as of December 31, 2012 and 2011, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

	Amount as of
Description	12/31/2012	Level 1	Level 2	Level 3

Interest Rate Swap 2011	$128,000	$-	$128,000	$-
Warrant Liability	721,000	-	721,000	-

	$849,000		$849,000

	Amount as of
Description	12/31/2011	Level 1	Level 2	Level 3

Interest Rate Swap 2011	$141,000	$-	$141,000	$-

	$141,000		$141,000

The fair value of the detachable warrants was estimated on the date of the grant using the Black-Scholes option-pricing model. This model uses the assumptions listed in the table below as of July 17, 2012 (initial valuation date of the warrants). In the valuation of the warrants, it was determined that the warrants were required to be carried as a derivative liability at fair value. Changes in the fair value of the warrants have been recognized as of year-end.

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

On July 1, 2011, we entered into a swap agreement with BMO Capital Markets with respect to $6,780,000 of our loan balances with BMO Harris. This swap agreement limits the Company’s exposure to interest rate fluctuations on the Company’s floating rate loans. The swap agreement has the effect of fixing the interest rate on the loan balances covered by the swap at 4.65% per annum. The swap agreement is a derivative financial instrument and we determine and record the fair value of the swap agreement each quarter. This value is recorded on the balance sheet of the Company and the amount of the unrealized gain or loss for each period is recorded as interest income or expense on the statement of operations, as the swap is not designated as a hedge for accounting purposes.

Fair Values of Derivative Instruments in the Consolidated Balance Sheets

	Liability Derivatives
As of December 31,	2012		2011
Derivatives not designated as hedging instruments under Statement 133	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest Rate Contracts	Accrued Liabilities	$128,000	Accrued Liabilities	$141,000

The Effect of Derivative Instruments on the Consolidated Statements of Operations

December 31,	2012			2011
Derivatives not Designated as Hedging Instruments under Statement 133	Location of Loss Recognized in Income on Derivative	Amount of Loss Recognized in Income on Derivative		Location of Loss Recognized in Income on Derivative	Amount of Loss Recognized in Income on Derivative
Interest Rate Contracts	Interest Expense	*$	(67,000)	Interest Expense	**$	(181,000)

*Includes interest of $80,000 associated with variances between fixed and variable rates.

**Designated as a cash flow hedge.

5. Other Comprehensive Loss

The following table sets forth the tax effects of components of other comprehensive loss and the accumulated balance of other comprehensive loss and each component.

Tax Effects Allocated to Each Component of Other Comprehensive Income (Loss)

for the years ended December 31, 2012 and 2011

		Tax
	Before-Tax	(Expense)	Net-of-Tax
	Amount	or Benefit	Amount
2012
Foreign currency translation adjustments	$114,097	$-	$114,097
Other comprehensive income	$114,097	$-	$114,097

		Tax
	Before-Tax	(Expense)	Net-of-Tax
	Amount	or Benefit	Amount
2011
Foreign currency translation adjustments	$(692,881)	$-	$(692,881)
Other comprehensive loss	$(692,881)	$-	$(692,881)

Accumulated Other Comprehensive Loss Balances as of December 31, 2012
			Accumulated
	Foreign	Unrealized	Other
	Currency	Gain (Loss) on	Comprehensive
	Items	Derivatives	Loss
Beginning balance	$(2,285,679)	$-	$(2,285,679)
Current period change	114,097	-	114,097
Ending balance	$(2,171,582)	$-	$(2,171,582)

Accumulated Other Comprehensive Loss Balances as of December 31, 2011
			Accumulated
	Foreign	Unrealized	Other
	Currency	Gain (Loss) on	Comprehensive
	Items	Derivatives	Loss
Beginning balance	$(1,592,798)	$-	$(1,592,798)
Current period change	(692,881)	-	(692,881)
Ending balance	$(2,285,679)	$-	$(2,285,679)

For the years ended December 31, 2012 and 2011, no tax benefit has been recorded on the foreign currency translation adjustments; as such amounts would result in a deferred tax asset and are not expected to reverse in the foreseeable future.

6. Major Customers

For the year ended December 31, 2012, the Company’s top three customers accounted for approximately 26.3%, 8.9% and 7.5% of consolidated net sales. In 2011, the top three customers accounted for approximately 28.8%, 12.2% and 9.4%. At December 31, 2012, the outstanding accounts receivable balances due from these three customers were $2,021,000, $627,000 and $0, respectively. At December 31, 2011, the outstanding accounts receivable balances due from these three customers were $2,390,000, $746,000 and $0, respectively.

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

Inventories are comprised of the following:

	December 31, 2012	December 31, 2011
Raw materials	$3,486,000	$3,027,000
Work in Process	1,388,000	1,503,000
Finished Goods	11,576,000	9,193,000
Allowance for excess quantities	(636,000)	(384,000)
Total inventories	$15,814,000	$13,339,000

8. Notes Payable and Capital Leases

Long term debt consists of:

	Dec. 31, 2012	Dec. 31, 2011

Mezzanine Note Payable BMO Private Equity, balance due January 18, 2018, interest at 11.50% (effective rate of 15.56%).	$5,000,000	$-

Less: Remaining debt discount to be amortized	(663,000)	-

Term Loan with Barrington Bank, payable in monthly installments of $11,000 amortized over 7 years, interest at 6.25%, balance due May 2016, which uses balloon production and related equipment as collateral.	633,000	779,000

Mortgage Loan with BMO Harris, payable in monthly installments of $7,778 plus interest at prime (3.25%) plus a premium rate (based on loan covenants) of 0.75% (4.00%) at December 31, 2012 and 2011, (amortized over 25 years), balance due July 18, 2017.	2,084,000	2,178,000

Equipment Loan with BMO Harris, payable in monthly installments of $22,323 beginning April 2012 plus interest at prime (3.25%) plus a premium rate (based on loan covenants) of 0.75% (4.00%) at December 31, 2012 and 2011, (amortized over 60 months), balance due March 31, 2017.	1,138,000	1,339,000

Capital Lease with Yale Financial Services, payable in monthly installments of $574 (amortized over 5 years).	-	3,000

Subordinated Notes (Officers) due on demand, interest at 9% (see Notes 9, 14).	29,000	33,000

Subordinated Notes (Officers) due on demand, interest at 8% (see Notes 9, 14).	595,000	795,000

Subordinated Notes (Officers) due on demand, interest at prime (3.25%) plus 2% (5.25%) at December 31, 2012 and 2011 (see Note 9).	500,000	597,000

Subordinated Notes (Officers) due 2013, interest at 8.5% (see Note 9).	-	104,000

Notes Payable (Affiliates) due 2015, interest at prime (3.25%) plus 0.25% (3.50%) at December 31, 2012 and 2011 (see Note 12).	30,000	28,000

Notes Payable (Affiliates) due 2021, interest at 11.75% (see Note 12).	116,000	112,000

Total long-term debt	9,462,000	5,968,000

Less current portion	(1,485,000)	(1,797,000)

Total Long-term debt, net of current portion	$7,977,000	$4,171,000

On April 29, 2010, the Company entered into a Credit Agreement and associated documents with BMO Harris under which BMO Harris agreed to extend to the Company a credit facility in the aggregate amount of $14,417,000. The facility includes (i) a Revolving Credit providing for maximum advances to the Company, and letters of credit, based upon the level of availability measured by levels of eligible receivables and inventory of the Company of $9,000,000, (ii) an Equipment Loan of up to $2,500,000 providing for loans for the purchase of equipment, (iii) a Mortgage Loan of $2,333,350, and (iv) a Term Loan in the amount of $583,333. The amount we can borrow on the Revolving Credit includes 85% of eligible accounts and 60% of eligible inventory (up to a maximum of $9,000,000). The Mortgage Loan is amortized over a term of 25 years. The maturity date of the facility is April 30, 2013. As of December 31, 2012 the balance outstanding on the Revolving Line of credit with BMO Harris was $6,109,000, which bears interest of 3.5%, leaving an available balance of $3,600,000. As of December 31, 2012, the balance on the outstanding Line of credit at Flexo Universal was $146,000, which bears interest of 13.6%.

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

As of December 31, 2012, the Company was not in compliance with two financial covenants provided in the Loan Agreement and one in the Note and Warrant Purchase Agreement. BMO Harris and BMO Equity have each executed waivers of such non-compliance by the Company (see Note 20).

On July 17, 2012, the Company entered into Amendment Number 3 to the Credit Agreement among the Company and BMO Harris pursuant to which (i) the amount of the loan commitment on the revolver loan of BMO Harris was increased from $9 million to $12 million, (ii) BMO Harris consented to a transaction among the Company and BMO Equity and (iii) the term of credit and loans to the Company provided in the Credit Agreement and BMO Harris was extended to July 17, 2017.

Also, on July 17, 2012, the Company entered into a Note and Warrant Purchase Agreement with BMO Equity pursuant to which (i) BMO Equity advanced to the Company the sum of $5 million and (ii) the Company issued to BMO Equity a detachable warrant to purchase up to Four Percent (4%) of the outstanding shares of common stock of the Company on a fully-diluted basis (140,048 shares of common stock of the Company) at the price of One Cent ($0.01) per share. A value of $703,000 was allocated to the detachable warrant. The term of the loan provided for in this Agreement is five and a half years. Interest is payable on the outstanding balance of the loan at the rate of 11.5% per annum.

The amortization of the debt discount will result in the Company’s recognition of additional interest expense based on the effective interest method over the term of the underlying notes payable. Additional interest expense and accretion of $40,000 and $0 was recognized during 2012 and 2011, respectively.

The Note and Warrant Purchase Agreement includes provisions for:

(i)	a closing fee of $100,000

(ii)	payment of the principal amount in five and a half years with optional prepayment subject to certain prepayment premiums;

(iii)	security for the note obligations in all assets of the Company junior to the security interest of BMO Harris;

(iv)	various representations and warranties and covenants of the Company;

(v)	financial covenants including an applicable senior leverage ratio, fixed charge coverage ratio and tangible net worth amount.

Future minimum principal payments for amounts outstanding under these long-term debt agreements for each of the years ended December 31 are:

2013	$1,485,000
2014	359,000
2015	380,000
2016	523,000
2017	1,689,000
Thereafter	5,026,000
Total	$9,462,000

9. Subordinated Debt

In February 2003, the Company received $1,630,000 from certain shareholders in exchange for (i) 9% subordinated notes and (ii) five year warrants to purchase 163,000 common shares at $4.87 per share. The proceeds were to (i) re-finance the bank loan of CTI Mexico in the amount of $880,000 and (ii) to provide financing for CTI Mexico and Flexo Universal. The value of the warrants was $460,000 calculated using Black-Scholes option pricing formula. The Company applied the discount against the subordinated debt. The discount was amortized using the effective interest method to interest expense over the term of the debt. These loans are subordinated to the bank debt of the Company. On February 8, 2008 those shareholders exercised these warrants in exchange for a reduction on these notes of $794,000. The remaining balance of $29,000 is due on demand.

In February 2006, the Company received $1,000,000 from certain shareholders in exchange for (i) five year subordinated notes bearing interest at 2% over the prime rate determined on a quarterly basis and (ii) five year warrants to purchase an aggregate of 303,030 shares of common stock of the Company at the price of $3.30 per share. The proceeds were to fund capital improvements and give additional liquidity to the Company. The value of the warrants was $443,000 using the Black-Scholes option pricing formula. The Company applied the discount against the subordinated debt. The discount was amortized using the effective interest method to interest expense over the term of the debt. These loans are subordinated to the bank debt of the Company. On May 28, 2010, these shareholders exercised all of these warrants in exchange for note indebtedness. The remaining balance of $500,000 is due on demand.

At various times from 2003 to 2005, certain shareholders loaned an aggregate of $814,000 to the Company in exchange for notes bearing interest at an annual rate of 8%. These notes are subordinated to the bank loan of the Company. The remaining balance of $595,000 is due on demand.

At various times from 2003 to 2006, certain shareholders loaned amounts to the Company in exchange for notes bearing interest of 8.5%.  These notes are subordinated to the bank loan of the Company.  The remaining balance has been paid as of December 31, 2012.

10.	Income Taxes

The income tax provisions are comprised of the following:

	Dec. 31 2012	Dec. 31 2011
Current:
Federal	$-	$-
State	-	15,851
Foreign	471,112	149,763
	$471,112	$165,614

Deferred
Federal	$(112,978)	$228,524
State	-	-
Foreign	(311,862)	(74,694)
	(424,840)	153,830
Total Income Tax Provision	$46,272	$319,444

The components of the net deferred tax asset at December 31 are as follows:

	2012	2011
Deferred tax assets:
Allowance for doubtful accounts	$20,534	$11,682
Inventory allowances	255,285	181,170
Accrued liabilities	73,929	70,765
Unicap 263A adjustment	151,625	151,625
Net operating loss carryforwards	602,580	955,717
Alternative minimum tax credit carryforwards	348,867	351,619
State investment tax credit carryforward	34,523	30,512
Foreign tax credit carryforward	615,080	298,635
Other foreign tax items	600,844	246,473
Total deferred tax assets	2,703,267	2,298,198
Deferred tax liabilities:
Tax over book basis of capital assets	(1,113,335)	(1,175,615)
Other foreign tax items	(207,607)	(165,099)
Net deferred tax assets	$1,382,325	$957,484

The Company has a net operating loss carryforwards of approximately $1,502,000 expiring in various years through 2025. In addition, the Company has approximately $349,000 of alternative minimum tax credits as of December 31, 2012, which have no expiration date.

Income tax provisions differed from the taxes calculated at the statutory federal tax rate as follows:

	Years Ended December 31,
	2012	2011
Taxes at statutory rate	$32,411	$245,966
State income taxes	5,718	43,395
Nondeductible expenses	57,937	57,772
Foreign taxes and other	(49,794)	(27,689)
Income tax provision	$46,272	$319,444

The Company files tax returns in the U.S., and in the U.K, Germany and Mexico foreign tax jurisdictions and also in various state jurisdictions in the U.S. The tax years 2009 through 2012 remain open to examination. Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. During the twelve months ended December 31, 2012 and 2011, the Company did not recognize expense for interest or penalties, and do not have any amounts accrued at December 31, 2012 and 2011, as the Company does not believe it has taken any uncertain tax positions.

11. Employee Benefit Plan

The Company has a defined contribution plan for substantially all employees. Profit sharing contributions may be made at the discretion of the Board of Directors. Effective January 1, 2006, the Company amended its defined contribution plan. Under the amended plan, the maximum contribution for the Company is 4% of gross wages. Employer contributions to the plan totaled $126,000 and $113,000 for the years ended December 31, 2012 and 2011, respectively.

12. Related Party Transactions

Stephen M. Merrick, President and Chief Financial Officer of the Company, is of counsel to a law firm from which we received legal services during the year. Mr. Merrick is both a director and a shareholder of the Company. Legal fees paid to this firm were $143,000 and $127,000 for the years ended December 31, 2012 and 2011, respectively.

John H. Schwan, Chief Executive Officer of the Company, is a principal of Shamrock Packaging and affiliated companies. The Company made payments for of packaging materials, rent and temporary employees from Shamrock of approximately $2,985,000 and $2,019,000 during the years ended December 31, 2012 and 2011, respectively. At December 31, 2012 and 2011, outstanding accounts payable balances were $679,000 and $790,000, respectively.

During the period from January 2003 to the present, John H. Schwan, Chief Executive Officer of the Company, and Stephen M. Merrick, President and Chief Financial Officer, have made loans to the Company and to Flexo which have outstanding balances, for the Company of $1,124,000 and $1,425,000 and for Flexo of $0 and $104,000 as of December 31, 2012 and 2011, respectively.

During 2012 and 2011, interest expense to these individuals on these outstanding loans was $84,000 and $112,000, respectively (see Notes 10 and 12).

During 2010, two entities owned by John H. Schwan and Stephen M. Merrick provided financing for the acquisition and construction of latex balloon production and related equipment (see Note 13).

Other Assets include amounts due to the Company from its employees. As of December 31, 2012 and 2011, the balance outstanding on these amounts was $19,000 and $29,000, respectively.

Items identified as Notes Payable Affiliates in the Company's Consolidated Balance Sheet as of December 31, 2012 include loans by shareholders to Flexo Universal totaling $116,000 as well as a loan to CTI Europe totaling $30,000.

13. Variable Interest Entities (“VIE”) and Transactions

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

Mr. Schwan and Mr. Merrick, through entities owned by them, arranged for a line of credit in the amount of $1,000,000 from Barrington Bank in order to loan monies to VLUS as needed. During 2010, VLUS received advances on this line totaling $700,000. VLUS loaned substantially all of these funds to VLM. VLM utilized the funds to purchase materials, parts, components and services for the acquisition and construction of balloon production and related equipment to be placed at the premises of Flexo Universal. Assembly and construction of this equipment was completed on or about December 31, 2010 and, in January 2011, the equipment was placed in service at Flexo Universal.

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

The accounts of VLM and VLUS have been consolidated with the accounts of the Company for 2012 and 2011 and will be consolidated in the future.

	Dec. 31, 2012	Dec. 31, 2011
Current Assets	$130,000	$105,000
Property, plant and equipment, net	662,000	550,000
Other noncurrent assets	622,000	774,000
Total assets	$1,414,000	$1,429,000

Mortgages and other long-term debt payable	$1,385,000	$1,488,000
Total liabilities	$1,385,000	$1,488,000

14. Goodwill

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

As of December 31, 2012 and 2011, we determined that the fair value of the Company’s interest in goodwill related to Flexo Universal as recorded was not impaired. The carrying amount of goodwill as of December 31, 2012 and 2011 was $989,000.

During 2010, the Company purchased an additional interest of $101,000 in its German subsidiary, CTI Europe, and recorded $44,000 of goodwill in the transaction.  We have determined that the fair value of the Company's interest in the goodwill related to CTI Europe was not impaired as of December 31, 2012 and 2011.

15. Commitments

Operating Leases

The Company’s United Kingdom subsidiary maintains a lease for office and warehouse space which expires December 2014 at a cost of $5,000 per month. In September 2010, the Company’s German subsidiary entered into a 3-year lease to rent approximately 3,000 square feet of office and warehouse space in Heusenstamm, Germany at a cost of $2,000 per month. In August 2011, Flexo Universal entered into a 5-year lease to rent 73,000 square feet of warehouse and office space in Guadalajara, Mexico at the cost of $30,000 per month. In October 2011, we entered into a lease agreement, expiring on December 31, 2012, to rent approximately 30,000 square feet of warehouse space in Elgin, Illinois at a cost of $20,000 per month. In May 2012, we entered into a lease agreement, expiring on March 31, 2013 to rent approximately 23,000 square feet of warehouse space in Cary, Illinois at a cost of 10,000 per month. All of the Company’s lease payments are recognized on a straight-line basis as none of the leases have escalation clauses. In September 2012, we entered into a lease agreement, expiring on February 28, 2017 to rent approximately 117,000 square feet of warehouse and office space in Lake Zurich, Illinois at a cost per month as follows:

Lease period	Amount per month
March 1, 2013 – October 31, 2013	$25,000
November 1, 2013 – October 31, 2014	28,000
November 1, 2014 – October 31, 2015	30,000
November 1, 2015 – October 31, 2016	33,000
November 1, 2016 – February 28, 2017	36,000

The net lease expense was $935,000 and $683,000 for the years ended December 31, 2012 and 2011, respectively.

The future aggregate minimum net lease payments under existing agreements as of December 31, are as follows:

2013	$949,000
2014	975,000
2015	907,000
2016	692,000
2017	72,000
Thereafter	-
Total	$3,595,000

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

2013	$271,000
2014	375,000
Thereafter	-
Total	$646,000

16. Stockholders’ Equity

Stock Options

The Company has adopted GAAP USA which requires all stock-based payments to employees, including grants of employee stock options, to be recognized in the consolidated financial statements based on their grant-date fair values.

The Compensation Committee administers the stock-based plans. The exercise price for Incentive Stock Options (“ISO”) cannot be less than the fair value of the stock subject to the option on the grant date (110% of such fair value in the case of ISOs granted to a stockholder who owns more than 10% of the Company’s Common Stock). The exercise price of a Non-Qualified Stock Options (“NQSO”) shall be fixed by the Compensation Committee at whatever price the Committee may determine in good faith. Unless the Committee determines otherwise, options beginning with the 2007 Plan generally have a 4-year term with a 3-year vesting schedule. Unless the Committee provides otherwise, options terminate upon the termination of a participant’s employment, except that the participant may exercise an option to the extent it was exercisable on the date of termination and for a period of time after termination. Officers, directors and employees of, and consultants to the Company, or any parent or subsidiary corporation selected by the Committee, are eligible to receive options under the Plan. Subject to certain restrictions, the Committee is authorized to designate the number of shares to be covered by each award, the terms of the award, the date on which and the rates at which options or other awards may be exercised, the method of payment, vesting and other terms.

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

Expected life: The expected life of the option represents the period of time options are expected to be outstanding. The Company uses an expected life of 3.8 years.

Dividend yield: The estimate for dividend yield is 0.0%, as the Company did not issue dividends during 2012.

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

The Company’s pre-tax income for the fiscal year ended December 31, 2012 and 2011 includes approximately $95,000 and $134,000, respectively, of compensation costs related to share-based payments. As of December 31, 2012, there is $224,000 of unrecognized compensation expense related to non-vested stock option grants. We expect approximately $118,000, $70,000, $26,000, $8,000 and $2,000 to be recognized during 2013, 2014, 2015, 2016 and 2017 respectively.

On April 12, 2001, the Board of Directors approved for adoption, effective December 27, 2001, the 2001 Stock Option Plan (“2001 Plan”). The 2001 Plan authorizes the grant of options to purchase up to an aggregate of 119,050 shares of the Company’s Common Stock. As of December 31, 2012, 139,958 options (including cancelled shares re-issued under the Plan) have been granted and were fully vested at the time of grant; 2,000 remain outstanding. During 2012, 5,500 options were exercised.

On April 24, 2002, the Board of Directors approved for adoption, effective October 12, 2002, the 2002 Stock Option Plan (“2002 Plan”). The 2002 Plan authorizes the grant of options to purchase up to an aggregate of 142,860 shares of the Company’s Common Stock. As of December 31, 2012, 123,430 options have been granted and were fully vested at the time of grant; 27,500 remain outstanding. No options were exercised during 2012.

On June 22, 2007, the Board of Directors approved for adoption, effective October 1, 2007, the 2007 Stock Incentive Plan (“2007 Plan”). The 2007 Plan authorizes the grant of options to purchase up to an aggregate of 150,000 shares of the Company’s Common Stock. On October 1, 2007, the company issued 74,000 options under the 2007 Plan. During 2008, the company issued an additional 77,500 options under the 2007 Plan. As of December 31, 2012, no options remain outstanding. During 2012, 43,500 options were exercised and 2,500 options expired.

Also under the 2007 Plan, in January 2010, the Company granted 14,250 restricted shares. During 2010, 7,125 shares had their restriction expire and the remaining 7,125 shares will have their restriction expire during 2011, the value of these shares were determined using the market value of the Company’s shares on the day the shares were issued.

On April 10, 2009, the Board of Directors approved for adoption, and on June 5, 2009, the shareholders of the Company approved the 2009 Stock Incentive Plan (“2009 Plan”). The 2009 Plan authorizes the issuance of up to 250,000 shares of stock or options to purchase stock of the Company. As of December 31, 2012, 191,000 options have been granted; 189,000 remain outstanding of which 17,500 are vested and 171,500 are not vested. During 2012, 1,500 options were cancelled and 109,000 options were granted. Of the total outstanding options, 21,000 have vesting schedule A, 29,000 have vesting schedule B, 30,000 have vesting schedule C, and 109,000 have vesting schedule D. Vesting schedules for the 2009 Plan are as follows:

Vesting Schedule A		Vesting Schedule B		Vesting Schedule C		Vesting Schedule D
25%	12 months	33%	24 months	50%	48 months	20%	6 months
50%	24 months	67%	36 months	100%	57 months	40%	18 months
75%	36 months	100%	48 months			60%	30 months
100%	48 months					80%	42 months
						100%	54 months

The following is a summary of options exercised during the years ended December 31:

	2012		2011
		Intrinsic		Intrinsic
	Shares	Value	Shares	Value

2001 Plan Options	5,500	$11,150	-	$-

2002 Plan Options	-	$-	-	$-

2007 Plan Options	43,500	$135,016	-	$-

2009 Plan Options	-	$-	4,000	$9,750

The following is a summary of the activity in the Company’s stock option plans and other options for the years ended December 31, 2012 and 2011, respectively:

	December 31, 2012		December 31, 2011
		Weighted Avg.		Weighted Avg.
	Shares	Exercise Price	Shares	Exercise Price
Exercisable, beginning of period	86,625	$2.61	110,625	$3.36
Vested	12,250	5.97	22,250	2.97
Exercised	(49,000)	1.94	(4,000)	2.49
Cancelled	(2,875)	5.10	(42,250)	4.78
Exercisable at the end of period	47,000	$4.03	86,625	$2.61

	December 31, 2012		December 31, 2011
		Weighted Avg.		Weighted Avg.
	Shares	Exercise Price	Shares	Exercise Price
Outstanding, beginning of period	162,500	$4.25	202,750	$4.28
Granted	109,000	5.17	8,000	5.96
Exercised	(49,000)	1.94	(4,000)	2.49
Cancelled	(4,000)	5.35	(44,250)	4.84
Outstanding at the end of period	218,500	$5.21	162,500	$4.25

At December 31, 2012, available options to grant were 59,000 under the 2009 Plan.

Significant option groups remained outstanding at December 31, 2012 and related weighted average grant date fair value, remaining life and intrinsic value information are as follows:

	Options Outstanding				Options Vested
Options by Grant Date	Shares	Weighted Avg.	Remain. Life	Intrinsic Val	Shares	Weighted Avg.	Remain. Life	Intrinsic Val
Dec 2005	29,500	$2.88	3.0	$67,260	29,500	$2.88	3.0	$67,260
Dec 2010	72,000	6.14	3.0	-	17,500	5.97	3.0	-
Jan 2011	8,000	5.96	3.0	-	-	-	-	-
Nov 2012	109,000	5.17	4.9	-	-	-	-	-
TOTAL	218,500	$5.21	4.0	$67,260	47,000	$4.03	3.0	$67,260

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

On July 17, 2012, the Company issued detachable warrants in connection with the Note and Warrant Purchase Agreement with BMO Equity (see Note 8). The warrants are exercisable at any time after July 17, 2012 and until July 17, 2022, or 18 months after full payment of the related $5,000,000 note payable, whichever is earlier, for up to 4% of the outstanding units of the Company (on a fully diluted basis) on the date of exercise. The warrants are exercisable at the purchase price of $0.01 per unit. At inception, the fair value allocated to the warrants of $703,000 was separately reflected as a noncurrent liability in the consolidated balance sheet.

The fair value of the detachable warrants was estimated on the date of the grant using the Black-Scholes option-pricing model. This model uses the assumptions listed in the table below as of July 17, 2012 (initial valuation date of the warrants). In the valuation of the warrants, it was determined that the warrants were required to be carried as a derivative liability at fair value. Changes in the fair value of the warrants have been recognized as of year-end.

	July 17, 2012	December 31, 2012
Weighted average fair value per warrant	$5.03	$4.87
Risk-free interest rate	0.99%	1.18%
Expected lives	7.50 years	7.00 years
Expected volatility	36.98%	28.18%

The following is a summary of the activity of the Company’s warrants for the years ended December 2012 and 2011:

	December 31, 2012		December 31, 2011
		Weighted Avg.		Weighted Avg.
	Shares	Exercise Price	Shares	Exercise Price
Outstanding and exercisable, beginning of period	-	$-	-	$-
Granted	140,048	0.01	-	-
Exercised	-	-	-	-
Cancelled	-	-	-	-
Outstanding and exercisable at the end of period	140,048	$0.01	-	$-

The warrants outstanding and exercisable as of December 31, 2012 have a remaining life of 9.5 years and an intrinsic value of $721,000.

17. Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during each period.

Diluted earnings per share is computed by dividing the net income by the weighted average number of shares of common stock and equivalents (stock options and warrants), unless anti-dilutive, during each period.

For the three and twelve months ended December 31, 2012, 117,913 shares were anti-dilutive (not included in the determination of earnings on a diluted basis), all of which were represented by options. For the three months ended December 31, 2011, 84,000 shares were anti-dilutive shares. For the twelve months ended December 31, 2011, 81,500 shares were anti-dilutive, all of which were represented by options.

Consolidated Earnings per Share

	Year Ended December 31,
	2012	2011
Basic
Average shares outstanding:
Weighted average number of shares outstanding during the period	3,216,756	3,138,958

Earnings:
Net income attributable to CTI Industries Corporation	$101,749	$483,910

Amount for per share Computation	$101,749	$483,910

Net earnings applicable to Common Shares	$0.03	$0.15

Diluted
Average shares outstanding:	3,216,756	3,138,958
Weighted averages shares Outstanding Common stock equivalents (options, warrants)	76,350	42,144

Weighted average number of shares outstanding during the period	3,293,106	3,181,102

Earnings:
Net income attributable to CTI Industries Corporation	$101,749	$483,910

Amount for per share computation	$101,749	$483,910

Net income applicable to Common Shares	$0.03	$0.15

18. Geographic Segment Data

The Company’s operations consist of a business segment which designs, manufactures, and distributes film products. Transfers between geographic areas were primarily at cost plus a standard markup. The Company’s subsidiaries have assets consisting primarily of trade accounts receivable, inventory and machinery and equipment. Sales and selected financial information by geographic area for the years ended December 31, 2012 and 2011, respectively, are:

	United States	United Kingdom (UK)	Europe (Excluding UK)	Mexico	Consolidated
Year ended 12/31/12
Sales to outside customers	$35,527,000	$2,427,000	$817,000	$10,772,000	$49,543,000
Total Assets	$27,708,000	$1,133,000	$1,057,000	$7,849,000	$37,747,000

	United States	United Kingdom (UK)	Europe (Excluding UK)	Mexico	Consolidated
Year ended 12/31/11
Sales to outside customers	$34,657,000	$1,838,000	$376,000	$10,300,000	$47,171,000
Total Assets	$25,302,000	$734,000	$464,000	$7,116,000	$33,616,000

19. Contingencies

In the ordinary conduct of our business, we are from time to time subject to lawsuits, investigations and claims, including environmental claims and employee-related matters. Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against us, including civil penalties or other enforcement actions, we do not believe that any currently pending legal proceeding or proceedings to which we are a party will have a material adverse effect on our business, financial condition or results of operations.

20. Subsequent Event

On April 12, 2013, the Company entered into Amendment No. 4 to the Credit Agreement among the Company and BMO Harris Bank N.A. (the “Bank”) (the “Credit Agreement Amendment”) and also entered into Amendment No. 1 to the Note and Warrant Purchase Agreement among the Company and BMO Private Equity (U.S.) (the “NWPA Agreement Amendment”).

In the Credit Agreement Amendment, the Bank, and in the NWPA Agreement Amendment, the Fund, waives defaults by the Company as of December 31, 2012 and March 31, 2013 with respect to certain financial covenants in the agreement relating to the Senior Leverage Ratio and Total Leverage Ratio. In addition, the levels of these financial covenants for June 30, 2013 and subsequent quarters during the term of the agreements are revised. Management believes that the Company will comply with these financial covenants, as revised, for the next 12 months.

Schedule II – Valuation and Qualifying Accounts:

The following is a summary of the allowance for doubtful accounts related to accounts receivable for the years ended December 31:

	2012	2011
Balance at beginning of year	$67,000	$59,000
Charged to expenses	30,000	21,000
Uncollectible accounts written off	(2,000)	(10,000)
Balance at end of year	$99,000	$70,000

The following is a summary of the allowance for excess inventory for the years ended December 31:

	2012	2011
Balance at beginning of year	$384,000	$376,000
Charged to expenses	252,000	8,000
Obsolete inventory written off	-	-
Balance at end of year	$636,000	$384,000

The following is a summary of property and equipment and the related accounts of accumulated depreciation for the years ended December 31:

	2012	2011
Cost Basis
Balance at beginning of year	$34,342,000	$33,539,000
Additions	2,229,000	1,377,000
Disposals	-	-
Balance at end of year	$36,571,000	$34,916,000

Accumulated depreciation
Balance at beginning of year	$26,072,000	$24,486,000
Depreciation	1,800,000	1,586,000
Disposals	-	-
Balance at end of year	$27,872,000	$26,072,000

