Form 10-Q
period 2013-06-30
CTI INDUSTRIES CORP
filed 2013-08-14
CIK 1042187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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

The number of shares outstanding of the Registrant’s common stock as of August 1, 2013 was 3,248,646.

INDEX

Part I – Financial Information

Item No. 1	Financial Statements
	Condensed Consolidated Interim Balance Sheet at June 30, 2013 (unaudited) and December 31, 2012	1
	Condensed Consolidated Interim Statements of Comprehensive Income (unaudited) for the three and six months ended June 30, 2013 and June 30, 2012	2
	Condensed Consolidated Interim Statements of Cash Flows (unaudited) for the three and six months ended June 30, 2013 and June 30, 2012	3
	Condensed Consolidated Interim Earnings per Share (unaudited) for the three and six months ended June 30, 2013 and June 30, 2012	4
	Notes to Condensed Consolidated Financial Statements (unaudited)	5
Item No. 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item No. 3	Quantitative and Qualitative Disclosures Regarding Market Risk	21
Item No. 4	Controls and Procedures	22

Part II – Other Information

Item No. 1	Legal Proceedings	22
Item No. 1A	Risk Factors	22
Item No. 2	Unregistered Sales of Equity Securities and Use of Proceeds	22
Item No. 3	Defaults Upon Senior Securities	22
Item No. 4	Submission of Matters to a Vote of Security Holders	22
Item No. 5	Other Information	22
Item No. 6	Exhibits	23
	Signatures
	Exhibit 31.1
	Exhibit 31.2
	Exhibit 32

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

CTI Industries Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents (VIE $27,000 and $22,000, respectively)	$458,745	$351,064
Accounts receivable, (less allowance for doubtful accounts of $122,000 and $99,000, respectively)	7,646,658	7,773,332
Inventories, net	15,058,075	15,813,276
Net deferred income tax asset	867,150	846,371
Prepaid expenses	1,586,978	1,525,092
Other current assets (VIE $77,000 and $108,000)	609,677	820,619

Total current assets	26,227,283	27,129,754

Property, plant and equipment:
Machinery and equipment (VIE $730,000 and $701,000, respectively)	26,000,699	25,530,893
Building	3,360,017	3,360,017
Office furniture and equipment	3,195,726	3,137,123
Intellectual property	471,037	432,070
Land	250,000	250,000
Leasehold improvements	433,074	431,644
Fixtures and equipment at customer locations	2,784,419	2,784,419
Projects under construction	838,029	644,948
	37,333,001	36,571,114
Less : accumulated depreciation and amortization	(28,783,901)	(27,872,044)

Total property, plant and equipment, net	8,549,100	8,699,070

Other assets:
Deferred financing costs, net	233,737	216,292
Goodwill	1,033,077	1,033,077
Net deferred income tax asset	628,307	535,954
Other assets (due from related party $9,000 and $19,000, respectively)	147,597	132,996

Total other assets	2,042,718	1,918,319

TOTAL ASSETS	$36,819,101	$37,747,143

LIABILITIES AND EQUITY
Current liabilities:
Checks written in excess of bank balance	$449,441	$517,089
Trade payables (VIE $4,000 and $66,000, respectively)	5,199,088	5,708,271
Line of credit	5,880,270	6,254,648
Notes payable - current portion (net discount of $116,000 and $107,000, repectively) (VIE $104,000 and $101,000, respectively)	348,923	354,342
Notes payable - officers, current portion	-	1,123,742
Notes payable affiliates - current portion	8,649	8,113
Capital lease - current portion	29,469	-
Accrued liabilities (VIE $7,000 and $31,000, respectively)	2,768,309	2,997,242

Total current liabilities	14,684,149	16,963,447

Long-term liabilities:
Notes payable - affiliates	137,664	141,052
Notes payable, net of current portion (net discount of $495,000 and $555,000, repectively) (VIE $480,000 and $533,000, respectively)	7,666,242	7,839,351
Capital lease	125,173	-
Notes payable - officers, subordinated	1,117,398	-

Total long-term debt, net of current portion	9,046,477	7,980,403

Warrants Payable	701,640	721,247

Total long-term liabilities	9,748,117	8,701,650

Equity:
CTI Industries Corporation stockholders' equity:
Preferred Stock — no par value 2,000,000 shares authorized 0 shares issued and outstanding	-	-
Common stock - no par value, 5,000,000 shares authorized, 3,320,773 and 3,320,773 shares issued and 3,248,646 and 3,248,646 outstanding, respectively	13,775,994	13,775,994
Paid-in-capital	1,115,170	1,045,987
Accumulated deficit	(192,018)	(266,372)
Accumulated other comprehensive loss	(2,001,350)	(2,171,582)
Less: Treasury stock, 72,127 shares	(141,289)	(141,289)

Total CTI Industries Corporation stockholders' equity	12,556,507	12,242,738

Noncontrolling interest	(169,672)	(160,692)

Total Equity	12,386,835	12,082,046

TOTAL LIABILITIES AND EQUITY	$36,819,101	$37,747,143

See accompanying notes to condensed consolidated unaudited financial statements

CTI Industries Corporation and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012

Net Sales	$13,034,306	$11,816,448	$26,379,072	$25,623,592

Cost of Sales	10,552,216	9,463,198	20,922,965	20,175,271

Gross profit	2,482,090	2,353,250	5,456,107	5,448,321

Operating expenses:
General and administrative	1,393,013	1,538,785	2,946,059	2,871,078
Selling	435,213	410,670	895,416	822,240
Advertising and marketing	362,731	391,052	793,348	899,497

Total operating expenses	2,190,957	2,340,507	4,634,823	4,592,815

Income from operations	291,133	12,743	821,284	855,506

Other (expense) income:
Interest expense	(205,775)	(172,538)	(679,285)	(359,061)
Interest income	5,536	5,536	11,072	11,071
Foreign currency (loss) gain	(170,821)	5,680	(26,297)	7,906

Total other expense, net	(371,060)	(161,322)	(694,510)	(340,084)

Net (loss) income before taxes	(79,927)	(148,579)	126,774	515,422

Income tax (benefit) expense	(24,369)	(52,656)	61,400	202,275

Net (loss) income	(55,558)	(95,923)	65,374	313,147

Less: Net income (loss) attributable to noncontrolling interest	420	(18,375)	(8,980)	2,066

Net (loss) income attributable to CTI Industries Corporation	$(55,978)	$(77,548)	$74,354	$311,081

Other Comprehensive Income (Loss)
Foreign currency adjustment	200,632	(457,369)	170,232	$(299,193)
Comprehensive income (loss)	$144,654	$(534,917)	$244,586	$11,888

Basic (loss) income per common share	$(0.02)	$(0.02)	$0.02	$0.10

Diluted (loss) income per common share	$(0.02)	$(0.02)	$0.02	$0.10

Weighted average number of shares and equivalent shares of common stock outstanding:
Basic	3,248,646	3,207,244	3,248,646	3,205,875

Diluted	3,400,641	3,240,559	3,405,946	3,238,795

See accompanying notes to condensed consolidated unaudited financial statements

CTI Industries Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended June 30,
	2013	2012

Cash flows from operating activities:
Net income	$65,374	$313,147
Adjustment to reconcile net income to cash provided by operating activities:
Depreciation and amortization	946,947	839,181
Amortization of debt discount	54,989	-
Change in value of swap agreement	(30,942)	158,090
Stock based compensation	69,183	43,884
Provision for losses on accounts receivable	45,733	(2,406)
Provision for losses on inventories	51,401	177,441
Deferred income taxes	(113,131)	81,569
Change in assets and liabilities:
Accounts receivable	51,114	1,490,193
Inventories	684,273	(540,864)
Prepaid expenses and other assets	124,655	77,408
Trade payables	(280,102)	(1,412,614)
Accrued liabilities	(19,141)	(482,299)

Net cash provided by operating activities	1,650,353	742,730

Cash used in investing activities - purchases of property, plant and equipment	(956,303)	(526,511)

Cash flows from financing activities:
Change in checks written in excess of bank balance	(67,690)	1,081,776
Net change in revolving line of credit	(374,533)	(913,864)
Proceeds from issuance of long-term debt	174,959	-
Repayment of long-term debt (related parties $32,000 and $298,000)	(263,368)	(470,126)
Cash paid for deferred financing fees	(51,658)	-
Proceeds from exercise of stock options and warrants	-	1,760

Net cash used in financing activities	(582,290)	(300,454)

Effect of exchange rate changes on cash	(4,079)	6,860

Net increase (decrease) in cash and cash equivalents	107,681	(77,375)

Cash and cash equivalents at beginning of period	351,064	338,523

Cash and cash equivalents at end of period	$458,745	$261,148

Supplemental disclosure of cash flow information:
Cash payments for interest	$567,063	$535,516

Cash payments for taxes	$25,000	$5,000

Supplemental Disclosure of non-cash investing and financing activity
Property, Plant & Equipment acquisitions funded by liabilities	$81,295	$34,054

See accompanying notes to condensed consolidated unaudited financial statements

CTI Industries Corporation and Subsidiaries

Condensed Consolidated Earnings per Share (unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Basic
Average shares outstanding:
Weighted average number of common shares outstanding	3,248,646	3,207,244	3,248,646	3,205,875

Net (loss) income:
Net (loss) income attributable to CTI Industries Corporation	$(55,978)	$(77,548)	$74,354	$311,081

Per share amount	$(0.02)	$(0.02)	$0.02	$0.10

Diluted
Average shares outstanding:
Weighted average number of common shares outstanding	3,248,646	3,207,244	3,248,646	3,205,875

Effect of dilutive shares	151,995	33,315	157,300	32,920

Weighted average number of shares and equivalent shares of common stock outstanding	3,400,641	3,240,559	3,405,946	3,238,795

Net (loss) income:
Net (loss) income attributable to CTI Industries Corporation	$(55,978)	$(77,548)	$74,354	$311,081

Per share amount	$(0.02)	$(0.02)	$0.02	$0.10

See accompanying notes to condensed consolidated unaudited financial statements

CTI Industries Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 - Basis of Presentation

The accompanying (a) condensed consolidated balance sheet as of December 31, 2012, which has been derived from audited financial statements, and (b) the unaudited interim condensed consolidated financial statements have been prepared and, in the opinion of management, contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the consolidated financial position and the consolidated statements of comprehensive income and consolidated cash flows for the periods presented in conformity with generally accepted accounting principles for interim consolidated financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America. Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2013. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2012.

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

As of June 30, 2013 and 2012, shares to be issued upon the exercise of options and warrants aggregated 218,500 and 148,000, respectively. The number of anti-dilutive shares (not included in the determination of earnings on a diluted basis) for the three months ended June 30, 2013 and 2012, were 189,000 and 83,000, respectively, all of which were represented by options. The number of anti-dilutive shares for the six months ended June 30, 2013 and 2012 were 80,000 and 83,000, respectively, all of which were represented by options.

Significant Accounting Policies:

The Company’s significant accounting policies are summarized in Note 2 of the Company’s consolidated financial statements for the year ended December 31, 2012. There were no significant changes to these accounting policies during the three and six months ended June 30, 2013.

Note 2 - Stock-Based Compensation; Changes in Equity

The Company has adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718 which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the condensed consolidated financial statements based on their grant-date fair values.

The Company has applied the Black-Scholes model to value stock-based awards and recently issued warrants related to notes. That model incorporates various assumptions in the valuation of stock-based awards relating to the risk-free rate of interest to be applied, the estimated dividend yield and expected volatility of our common stock. The risk-free rate of interest is the related U.S. Treasury yield curve for periods within the expected term of the option at the time of grant. The dividend yield on our common stock is estimated to be 0%, as the Company did not issue dividends during 2012 and the first half of 2013. The expected volatility is based on historical volatility of the Company’s common stock.

The Company’s net income for the three months ended June 30, 2013 and 2012 includes approximately $33,000 and $22,000, respectively of compensation costs related to share based payments. The Company’s net income for the six months ended June 30, 2013 and 2012 includes approximately $69,000 and $44,000, respectively of compensation costs related to share based payments. As of June 30, 2013 there is $154,000 of unrecognized compensation expense related to non-vested stock option grants and stock grants. We expect approximately $49,000 of additional stock-based compensation expense to be recognized over the remainder of 2013, $70,000 to be recognized during 2014, $25,000 to be recognized during 2015, $8,000 to be recognized during 2016, and $2,000 to be recognized during 2017.

As of June 30, 2013, the Company had three stock-based compensation plans pursuant to which stock options were, or may be, granted. The Plans provide for the award of options, which may either be incentive stock options (“ISOs”) within the meaning of Section 422A of the Internal Revenue Code of 1986, as amended (the “Code”) or non-qualified options (“NQOs”) which are not subject to special tax treatment under the Code, as well as for stock grants.

On April 12, 2001, the Board of Directors approved for adoption, effective December 27, 2001, the 2001 Stock Option Plan (“2001 Plan”). The 2001 Plan authorizes the grant of options to purchase up to an aggregate of 119,050, shares of the Company’s Common Stock. As of June 30, 2013, options for 139,958 shares (including cancelled shares re-issued under the Plan) have been granted and were fully vested at the time of grant and options for 2,000 remain outstanding.

On April 24, 2002, the Board of Directors approved for adoption, effective October 12, 2002, the 2002 Stock Option Plan (“2002 Plan”). The 2002 Plan authorizes the grant of options to purchase up to an aggregate of 142,860 shares of the Company’s Common Stock. As of June 30, 2013, options for 123,430 shares have been granted and were fully vested at the time of grant and options for 27,500 shares remain outstanding.

On April 10, 2009, the Board of Directors approved for adoption, and on June 5, 2009, the shareholders of the Corporation approved, a 2009 Stock Incentive Plan (“2009 Plan”). The 2009 Plan authorizes the issuance of up to 250,000 shares of stock or options to purchase stock of the Company. As of June 30, 2013, options for 191,000 shares had been granted and options for 189,000 shares remain outstanding.

A summary of the Company’s stock option activity and related information is as follows:

	Shares under Option	Weighted Average Exercise Price	Weighted Average Contractual Life	Aggregate Intrinsic Value
Balance at December 31, 2012	218,500	$5.21	3.5	$63,130
Granted	-	-
Cancelled	-	-
Exercised	-	-
Outstanding at June 30, 2013	218,500	$5.21	3.5	$63,130

Exercisable at June 30, 2013	71,468	$4.45	3.1	$63,130

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

A summary of the Company’s stock warrant activity and related information is as follows:

	Shares under Warrant	Weighted Average Exercise Price	Weighted Average Contractual Life	Aggregate Intrinsic Value
Balance at December 31, 2012	140,048	$0.01	9.5	$721,247
Granted	-	-
Cancelled	-	-
Exercised	-	-
Outstanding at June 30, 2013	140,048	$0.01	9.0	$701,640

Exercisable at June 30, 2013	-	-	-	-

A summary of the Company’s stock option activity by grant date as of June 30, 2013 is as follows:

	Options Outstanding				Options Vested
Options by Grant Date	Shares	Weighted Avg.	Remain. Life	Intrinsic Val	Shares	Weighted Avg.	Remain. Life	Intrinsic Val
Dec 2005	29,500	$2.88	2.5	$63,130	29,500	$2.88	2.5	$63,130
Dec 2010	72,000	6.14	2.5	-	17,500	5.97	2.5	-
Jan 2011	8,000	5.96	2.5	-	2,668	5.96	2.5	-
Nov 2012	109,000	5.17	4.4	-	21,800	5.17	4.4	-
TOTAL	218,500	$5.21	3.5	$63,130	71,468	$4.45	3.1	$63,130

The aggregate intrinsic value in the tables above represents the total pre-tax intrinsic value (the difference between the closing price of the Company’s common stock on the last trading day of the quarter ended June 30, 2013 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all the holders exercised their options on June 30, 2013.

Note 3 - Legal Proceedings

The Company is party to certain claims or actions arising in the normal course of business. The ultimate outcome of these matters is unknown but, in the opinion of management, the resolution of these matters is not expected to have a significant effect on the future financial position or results of operations of the Company.

Note 4 - Other Comprehensive Income

In the three and six months ended June 30, 2013 the company had a comprehensive loss of $201,000 and $171,000, all from foreign currency translation adjustments.

The following table sets forth the accumulated balance of other comprehensive loss and each component.

	Foreign Currency Items	Accumulated Other Comprehensive (Loss)

Beginning balance as of January 1, 2013	$(2,172,000)	$(2,172,000)

Current period change, net of tax	(171,000)	(171,000)

Ending Balance as of June 30, 2013	$(2,001,000)	$(2,001,000)

Note 5 - Inventories, Net

	June 30, 2013	December 31, 2012
Raw materials	$3,727,000	$3,486,000
Work in process	1,349,000	1,387,000
Finished goods	10,669,000	11,576,000
Allowance for excess quantities	(687,000)	(636,000)
Total inventories	$15,058,000	$15,813,000

Note 6 – Modification of Financing Agreement

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

As of June 30, 2013, the Company was in compliance with all of the revised financial covenants of the Credit Agreement and Note and Warrant Purchase Agreement.

Note 7 - Geographic Segment Data

The Company has determined that it operates primarily in one business segment which designs, manufactures and distributes film and film related products for use in packaging, storage and novelty balloon products. The Company operates in foreign and domestic regions. Information about the Company's operations by geographic areas is as follows:

	Net Sales to Outside Customers		Net Sales to Outside Customers
	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

United States	$9,789,000	$8,556,000	$19,660,000	$18,546,000
Europe	185,000	194,000	427,000	315,000
Mexico	2,622,000	2,684,000	5,208,000	5,647,000
United Kingdom	438,000	382,000	1,084,000	1,116,000

	$13,034,000	$11,816,000	$26,379,000	$25,624,000

			Total Assets at
			June 30,	December 31,
			2013	2012

United States			$26,646,000	$27,708,000
Europe			1,027,000	1,057,000
Mexico			8,097,000	7,849,000
United Kingdom			1,049,000	1,133,000

			$36,819,000	$37,747,000

Note 8 - Concentration of Credit Risk

Concentration of credit risk with respect to trade accounts receivable is generally limited due to the number of entities comprising the Company's customer base. The Company performs ongoing credit evaluations and provides an allowance for potential credit losses against the portion of accounts receivable which is estimated to be uncollectible. Such losses have historically been within management's expectations. During the three and six months ended June 30, 2013, there were two customers whose purchases represented more than 10% of the Company’s consolidated net sales. During the three and six months ended June 30, 2012, there was one customer whose purchases represented more than 10% of the Company’s consolidated net sales. Sales to the top customers for the three and six months ended June 30, 2013 and 2012 are as follows:

	Three Months Ended		Three Months Ended
	June 30, 2013		June 30, 2012
Customer	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Customer A	$3,537,000	27.1%	$3,581,000	30.3%
Customer B	$1,921,000	14.7%	N/A	N/A

	Six Months Ended		Six Months Ended
	June 30, 2013		June 30, 2012
Customer	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Customer A	$8,411,000	31.9%	$7,335,000	28.6%
Customer B	$2,681,000	10.2%	N/A	N/A

As of June 30, 2013, the total amounts owed to the Company by the largest customers were $ $1,411,000 or 18.5% and $1,209,000 or 15.8% of the Company’s consolidated accounts receivables. The amount owed at June 30, 2012 by the largest customer was $972,000 or 17.1% of the Company’s consolidated net accounts receivables, respectively.

Note 9 - Related Party Transactions

Stephen M. Merrick, President and Chief Financial Officer of the Company, is of counsel to the law firm of Vanasco Genelly and Miller PC which provides legal services to the Company. Legal fees paid by the Company with this firm for the three months ended June 30, 2013 and 2012, respectively, were $29,000 and $54,000. Legal fees paid by the Company to this firm for the six months ended June 30, 2013 and 2012, respectively, were $62,000 and $70,000.

John H. Schwan, Chief Executive Officer and Chairman of the Company, is a principal of Shamrock Specialty Packaging and affiliated companies. The Company made payments for packaging materials, rent and temporary employees supplied by Shamrock of approximately $602,000 during the three months ended June 30, 2013 and $710,000 during the three months ended June 30, 2012. The Company made payments for packaging materials, rent and temporary employees supplied by Shamrock of approximately $1,419,000 during the six months ended June 30, 2013 and $1,560,000 during the six months ended June 30, 2012. At June 30, 2013 and 2012, outstanding accounts payable balances were $155,000 and $529,000, respectively.

John H. Schwan, Chief Executive Officer and Chairman of the Company, is the brother of Gary Schwan, one of the owners of Schwan Incorporated, which provides building maintenance and remodeling services to the Company. The Company made payments to Schwan Incorporated of approximately $6,000 during the three months ended June 30, 2013 and $8,000 during the three months ended June 30, 2012. The Company made payments to Schwan Incorporated of approximately $14,000 during the six months ended June 30, 2013 and $16,000 during the three months ended June 30, 2012.

Interest payments have been made to John H. Schwan for loans made to the Company. During the three months ended June 30, 2013 and 2012 these interest payments totaled $19,000 and $20,000, respectively. During the six months ended June 30, 2013 and 2012 these interest payments totaled $38,000 and $45,000, respectively.

On July 1, 2011, Flexo Universal, S.A. de C.V. (“Flexo”) entered into a lease agreement with Venture Leasing S.A. de R.L. (“Venture Leasing Mexico”) for the lease of balloon production equipment financed and owned by Venture Leasing Mexico and used by Flexo for the production of latex balloons. Venture Leasing Mexico is wholly owned by entities owned by John H. Schwan, Chief Executive Officer and Chairman of the Company and Stephen M. Merrick, President and Chief Financial Officer of the Company. Venture Leasing Mexico and Venture Leasing L.L.C., also owned by entities owned by Mr. Schwan and Mr. Merrick, are deemed variable interest entities and are consolidated with the accounts of the Company. During the three and six months ended June 30, 2013, Flexo made lease payments to Venture Leasing Mexico totaling $36,000 and $72,000.

Note 10 - Derivative Instruments; Fair Value

The following table represents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2013, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

	Amount as of
Description	6/30/2013	Level 1	Level 2	Level 3

Interest Rate Swap	$97,000	$-	$97,000	$-
Warrant Liability	702,000	-	702,000

	$799,000	$-	$799,000	$-

	Amount as of
Description	6/30/2012	Level 1	Level 2	Level 3

Interest Rate Swap	$(5,000)	$-	$(5,000)	$-

	$(5,000)	$-	$(5,000)	$-

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

Fair Values of Derivative Instruments in the Statement of Financial Position

		Liability Derivatives
As of	June 30	2013		2012
	Derivatives not designated as hedging instruments under Statement 133	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	Interest Rate Contracts	Accrued Liabilities	$97,000	Accrued Liabilities	$(5,000)

The Effect of Derivative Instruments on the Statement of Financial Performance

for the 3 month
period ending	June 30	2013			2012
	Derivatives not Designated as Hedging Instruments under Statement 133	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative		Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
	Interest Rate Contracts	Interest Expense	$*	(4,000)	Interest Expense	$(16,000)
*Interest on fixed/variable rate variances				$21,000		$39,000

The Effect of Derivative Instruments on the Statement of Financial Performance
for the 6 month
period ending	June 30	2013			2012
	Derivatives not Designated as Hedging Instruments under Statement 133	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative		Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
	Interest Rate Contracts	Interest Expense	$*	(9,000)	Interest Expense	$(51,000)
*Interest on fixed/variable rate variances				$40,000		$39,000

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

Overview

We produce film products for novelty, packaging and container applications. These products include metalized balloons, latex balloons and related latex toy products, films for packaging and custom product applications, and flexible containers for packaging and consumer storage applications. We produce all of our film products for packaging and container applications at our plant in Lake Barrington, Illinois. We produce all of our latex balloons and latex products at our facility in Guadalajara, Mexico. Substantially all of our film products for packaging and custom product applications are sold to customers in the United States. We market and sell our novelty items and flexible containers for consumer use in the United States, Mexico, Latin America, and Europe. We also market and sell vacuum sealing machines which we purchase from a supplier.

Results of Operations

Net Sales. For the three months ended June 30, 2013, net sales were $13,034,000 compared to net sales of $11,816,000 for the same period of 2012, an increase of 10.3%. For the quarters ended June 30, 2013 and 2012, net sales by product category were as follows:

	Three Months Ended
	June 30, 2013		June 30, 2012
	$	% of	$	% of
Product Category	(000) Omitted	Net Sales	(000) Omitted	Net Sales

Metalized Balloons	5,560	43%	5,513	47%

Latex Balloons	3,005	23%	2,837	24%

Pouches	3,093	24%	1,682	14%

Film Products	994	7%	1,182	10%

Other	382	3%	602	5%

Total	13,034	100%	11,816	100%

For the six months ended June 30, 2013, net sales were $26,379,000 compared to net sales of $25,624,000 for the same period of 2012, an increase of 2.9%. For the six months ended June 30, 2013 and 2012, net sales by product category were as follows:

	Six Months Ended
	June 30, 2013		June 30, 2012
	$	% of	$	% of
Product Category	(000) Omitted	Net Sales	(000) Omitted	Net Sales

Metalized Balloons	12,342	47%	12,465	49%

Latex Balloons	5,997	23%	5,591	22%

Pouches	5,021	19%	3,612	14%

Film Products	2,183	8%	2,843	11%

Other	836	3%	1,113	4%

Total	26,379	100%	25,624	100%

Metalized Balloons. During the three months ended June 30, 2013 revenues from the sale of metalized balloons increased by 0.9% compared to the prior year period from $5,513,000 to $5,560,000. During the six months ended June 30, 2013 revenues from the sale of metalized balloons decreased by 1.0% compared to the prior year period from $12,465,000 to $12,342,000. During the first half of 2013, sales to our largest customer increased to $7,774,000 from $7,124,000. Sales of metalized balloons to other customers were $4,568,000 compared to $5,341,000 for the same period last year. These included sales to customers in the United States, Mexico, the United Kingdom and Europe. Most of the decline in sales to these other customers relates to reduced sales to a significant customer in the U.S. in the first quarter 2013; the decline in sales to that customer was the result of timing of sales and also due to the limited supply of helium. We have experienced modest declines in sales of metalized balloons to several other customers in the U.S. during the first half of 2013 which we believe is a reflection, at least in part, of the limited supply of helium during that time.

Latex Balloons. During the three months ended June 30, 2013 revenues from the sale of latex balloons increased by 5.9% compared to the prior year period from $2,837,000 to $3,005,000. During the six months ended June 30, 2013 revenues from the sale of latex balloons increased by 7.2% compared to the prior year period from $5,591,000 to $5,997,000. The increase in the first half of 2013 is attributable to increased sales in Mexico by Flexo Universal, our subsidiary there, as well as increased sales to various customers in the United States.

Vacuum Sealing Pouches and Machines. During the three months ended June 30, 2013 revenues from the sale of pouches and vacuum sealing machines increased by 83.9% compared to the prior year from $1,682,000 to $3,093,000. During the six months ended June 30, 2013 revenues from the sale of pouches and vacuum sealing machines increased by 39.0% compared to the prior year period from $3,612,000 to $5,021,000. Our sales in this product line in 2013 and 2012 have been of in two product categories: (i) zippered pouches and (ii) open-top pouches or rolls and vacuum sealing machines. For the three and six months ended 2013 and 2012, sales of pouch products (and vacuum sealing machines) in these categories have been as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Pouches	2013	2012	2013	2012

Zippered	$824,000	$941,000	$1,526,000	$1,834,000

Open-Top or Rolls	2,269,000	741,000	3,495,000	1,778,000

Total	$3,093,000	$1,682,000	$5,021,000	$3,612,000

Zippered Pouches. Most of our sales of zippered pouches have been of branded products to a principal customer, although we have had limited sales of our ZipVac® pouch line as well.

Open-Top Pouches; Rolls and Vacuum Sealing Machines. During 2010, we introduced a line of open-top pouches and rolls for use with existing vacuum sealing machines which we have sold under the ZipVac® label as well as on a private label basis.

In December, 2011, we entered into a Trademark License Agreement with S.C. Johnson & Son, Inc. pursuant to which we received a license to market and sell vacuum sealing machines as well as pouches and rolls of film for use with those machines, under the Ziploc brand name. In the first quarter 2012, we introduced and began to market and sell that branded line of vacuum sealing machines and associated open-top bags and rolls. Over the course of the balance of 2012 and in through the first half of 2013, we introduced this branded line of products for sale in retail outlets, including several major chains. As of June 30, 2013, the product line is being offered for sale in approximately 6,000 retail outlets.

As the chart indicates, our sales of open-top pouches and rolls increased from just under $1.8 million in the first half of 2012 to $3.5 million in the first half of this year. We have included revenues from the sale of vacuum sealing machines, as well as open-top pouches and rolls, for these periods since the products are sold as a line which includes the machines, pouches and rolls. While most of the sales shown for the first half of 2013 relate to sales of our branded line, they also include some sales of our Universal or private label lines of pouches.

Films. During the three months ended June 30, 2013 revenues from the sale of laminated film products decreased by 15.9% compared to the prior year period from $1,182,000 to $994,000. During the six months ended June 30, 2013 revenues from the sale of laminated film products decreased by 23.2% compared to the prior year period from $2,843,000 to $2,183,000. The decrease is attributable to a decrease in sales to a principal customer. Approximately 97.6% of the sales of laminated film products during the six months ended June 30, 2013 were to a principal customer.

Sales to a limited number of customers continue to represent a large percentage of our net sales. The table below illustrates the impact on sales of our top three and ten customers for the three and six months ended June 30, 2013 and 2012.

	Three Months Ended June 30,		Six Months Ended June 30,
	% of Sales		% of Sales
	2013	2012	2013	2012

Top 3 Customers	49.4%	44.8%	50.1%	45.0%

Top 10 Customers	72.2%	65.5%	70.0%	64.6%

During the three and six months ended June 30, 2013, there were two customers whose purchases represented more than 10% of the Company’s consolidated net sales. Sales to these customers for the three months ended June 30, 2013 were $3,537,000 or 27.1%, and $1,921,000 or 14.7% of consolidated net sales, respectively. Sales to the top customer in the same period of 2012 were $3,581,000 or 30.3% of consolidated net sales. Sales to the top two customers for the six months ended June 30, 2013 were $8,411,000 or 31.9%, and $2,681,000 or 10.2% of consolidated net sales, respectively. Sales to the top customer in the same period of 2012 were $7,335,000 or 28.6% of consolidated net sales. As of June 30, 2013, the total amounts owed to the Company by our top customers were $1,411,000 or 18.5%, and $1,209,000 or 15.8% of the Company’s consolidated net accounts receivables, respectively. The amount owed at June 30, 2012 by our largest customer was $972,000 or 17.1% of the Company’s consolidated net accounts receivables, respectively.

Cost of Sales. During the three months ended June 30, 2013, the cost of sales represented 81.0% of net sales compared to 80.1% for the three months ended June 30, 2012. Cost of sales in the second quarter was affected by rebate costs of $93,000 in the quarter. During the six months ended June 30, 2013, the cost of sales represented 79.3% of net sales compared to 78.7% for the six months ended June 30, 2012.

General and Administrative. During the three months ended June 30, 2013, general and administrative expenses were $1,393,000 or 10.7% of net sales, compared to $1,539,000 or 13.0% of net sales for the same period in 2012. The decrease in general and administrative expenses during the second quarter of 2013 was attributable principally to a decrease in administrative expenses of $106,000 by CTI Europe, our Germany subsidiary. During the six months ended June 30, 2013, general and administrative expenses were $2,946,000 or 11.2% of net sales, compared to $2,871,000 or 11.2% of net sales for the same period in 2012.

Selling. During the three months ended June 30, 2013, selling expenses were $435,000 or 3.3% of net sales, compared to $411,000 or 3.5% of net sales for the same period in 2012. During the six months ended June 30, 2013, selling expenses were $895,000 or 3.4% of net sales, compared to $822,000 or 3.2% of net sales for the same period in 2012. The increase in selling expenses is attributable principally to an increase in outside services of $237,000. This increase was offset by (i) a decrease in salary expense of $77,000, (ii) a decrease in royalty expense of $62,000, and (iii) a decrease in engineering and testing related to the vacuum sealer machines of $20,000.

Advertising and Marketing. During the three months ended June 30, 2013, advertising and marketing expenses were $363,000 or 2.8% of net sales for the period, compared to $391,000 or 3.3% of net sales for the same period of 2012. During the six months ended June 30, 2013, advertising and marketing expenses were $793,000 or 3.0% of net sales for the period, compared to $899,000 or 3.5% of net sales for the same period of 2012. The decrease in advertising and marketing expense is attributable to (i) a decrease in commission expense of $52,000, (ii) a decrease in salary expense of $34,000, and (iii) a decrease in artwork and films expense of $21,000.

Other Income (Expense). During the three months ended June 30, 2013, the Company incurred net interest expense of $200,000, compared to net interest expense during the same period of 2012 in the amount of $167,000. During the six months ended June 30, 2013, the Company incurred net interest expense of $668,000, compared to net interest expense during the same period of 2012 in the amount of $348,000. The increase in interest expense is attributable to interest on a Note and Warrant Purchase Agreement among the Company and BMO Private Equity (U.S.), Inc. (“BMO Equity”) under which BMO Equity loaned the sum of $5 million to the Company in July, 2012 and also to the cost attributed to the increase in value of warrants issued to BMO Equity in that transaction.

The Company has foreign subsidiaries some of which have indebtedness to the Company denominated in U.S. Dollars. For this reason, these subsidiaries are required to recognize gain or loss based upon the change in value of this indebtedness due to the fluctuations of the value of the local currency to the U.S. Dollar. The Company and its subsidiaries do not engage in hedging transactions to manage the price volatility of foreign currency exchange fluctuations and, accordingly, are subject to the risk of this gain or loss being incurred as the result of such fluctuations. For the three months ended June 30, 2013, the Company had a foreign currency transaction loss of $171,000 compared to a foreign currency transaction gain of $6,000 during the same period of 2012. For the six months ended June 30, 2013, the Company had a foreign currency transaction loss of $26,000 compared to a foreign currency transaction gain of $8,000 during the same period of 2012.

Income Taxes. For the three months ended June 30, 2013, the Company reported a consolidated income tax benefit of $24,000, compared to a consolidated income tax benefit of $53,000 for the same period of 2012. For the six months ended June 30, 2013, the Company reported a consolidated income tax expense of $61,000, compared to a consolidated income tax expense of $202,000 for the same period of 2012. For the six months ended June 30, 2013, this income tax expense was composed of an income tax expense in the United States, income tax expense in Mexico of Flexo Universal, our Mexican subsidiary, income tax benefit in the United Kingdom of CTI Balloons Limited, our United Kingdom subsidiary, and income tax benefit in Germany of CTI Europe, our Germany subsidiary.

Net Income. For the three months ended June 30, 2013, the Company had net loss of $56,000 or ($0.02) per share (basic and diluted), compared to net loss of $78,000 for the same period of 2012 or ($0.02) per share (basic and diluted). In the second quarter this year, the Company had income from operations of $291,000 compared to income from operations in the second quarter of 2012 of $13,000. Net income for the second quarter was affected by (i) rebate costs of $93,000, (ii) interest expense of $206,000 and (iii) currency exchange loss of $171,000. For the six months ended June 30, 2013, the Company had net income of $74,000 or $0.02 per share (basic and diluted), compared to net income of $311,000 for the same period of 2012 or $0.10 per share (basic and diluted). Net income for the six months this year was affected by interest expense and foreign exchange losses totaling $694,000 compared to interest expense and foreign exchange gain totaling $340,000 for the same period of 2012.

Financial Condition, Liquidity and Capital Resources

Cash Flow Items.

Operating Activities. During the six months ended June 30, 2013, net cash provided by operations was $1,650,000, compared to net cash provided by operations during the six months ended June 30, 2012 of $743,000.

Significant changes in working capital items during the six months ended June 30, 2013 consisted of (i) a decrease in accounts receivable of $51,000, (ii) a decrease in inventories of $684,000, (iii) depreciation and amortization in the amount of $947,000 (iv) a decrease in trade payables of $280,000 and (v) a decrease in prepaid expenses and other assets of $125,000.

Investing Activity. During the six months ended June 30, 2013, cash used in investing activity for the purchase or improvement of equipment was $956,000, compared to $527,000 in the same period of 2012. Substantially all of this expense is related to equipment acquisition and maintenance, leasehold improvements, tooling and related expense.

Financing Activities. During the six months ended June 30, 2013, cash used in financing activities was $582,000 compared to cash used in financing activities for the same period of 2012 in the amount of $300,000. During the six months ended June 30, 2013, financing activities included proceeds from issuance of short-term debt of $175,000, payment of $263,000 on long-term debt obligations, and reduction of the amount outstanding under our revolving line of credit by $375,000.

Liquidity and Capital Resources. At June 30, 2013, the Company had cash balances of $459,000 compared to cash balances of $261,000 for the same period in 2012 and there was $3,000,000 available to advance under the Company’s revolving line of credit.

At June 30, 2013, the Company had a working capital balance of $11,543,000 compared to a working capital balance of $10,166,000 at December 31, 2012.

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

The Credit Agreement provides that the outstanding balance of all loans under the agreement will bear interest with reference to a base rate or, at the option of the Company, with reference to an adjusted LIBOR. At June 30, 2013, the effective rate on the outstanding loan balances was 4.0%.

As of June 30, 2013, the outstanding balances on the loans with Harris were: (i) revolving line of credit, $5,709,000, (ii) mortgage loan, $2,038,000, and (iii) equipment loan, $1,005,000.

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

As of June 30, 2013, the Company was in compliance with all of the revised financial covenants of the Credit Agreement and Note and Warrant Purchase Agreement.

Seasonality

In recent years, sales in the metalized balloon product line have historically been seasonal with approximately 40% occurring in the period from December through March and 24% being generated in the period from July through October. The sales of latex balloons and laminated film products have not historically been seasonal.

Critical Accounting Policies

Please see pages 24-26 of our Annual Report on Form 10-K for the year ended December 31, 2012 for a description of policies that are critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. No material changes to such information have occurred during the three and six months ended June 30, 2013.

Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk

Not applicable.

Item 4. Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2013. Based on such review and evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of June 30, 2013, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, (a) is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and (b) is accumulated and communicated to our management, including the officers, as appropriate to allow timely decisions regarding required disclosure. There were no material changes in our internal control over financial reporting during the first half of 2013 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Reference made to Company’s Report on Form 8-K dated June 6, 2013.

Item 5. Other Information

The Certifications of the Chief Executive Officer and the Chief Financial Officer of Registrant Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 are attached as Exhibits to this Report on Form 10-Q.

Item 6. Exhibits

The following are being filed as exhibits to this report:

Exhibit Number	Description

3.1	Third Restated Certificate of Incorporation of CTI Industries Corporation (incorporated by reference to Exhibit A contained in Registrant’s Schedule 14A Definitive Proxy Statement for solicitation of written consent of shareholders, as filed with Commission on October 25, 1999).
3.2	By-laws of CTI Industries Corporation (incorporated by reference to Exhibit 3.1 contained in Registrant’s Form SB-2 Registration Statement (File No. 333-31969) effective November 5, 1997).
10.1	Fourth Amendment to Loan Agreement between BMO Harris Bank, N.A. and the Company dated April 12, 2013 (incorporated by reference to Exhibit 10.1 contained in the Registrant’s Report on Form 10-Q dated May 15, 2013).
10.2	First Amendment to Note and Warrant Purchase Agreement between BMO Private Equity (U.S.), Inc. and the Company dated April 12, 2013 (incorporated by reference to Exhibit 10.2 contained in the Registrant’s Report on Form 10-Q dated May 15, 2013).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101

Interactive Data Files, including the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2013	CTI INDUSTRIES CORPORATION

	By:	/s/ John H. Schwan
John H. Schwan
Chief Executive Officer

	By:	/s/ Stephen M. Merrick
Stephen M. Merrick
President and Chief Financial Officer

	By:	/s/ Timothy S. Patterson
Timothy S. Patterson
Senior Vice President Finance / Controller

Exhibit Index

Exhibit Number	Description
3.1	Third Restated Certificate of Incorporation of CTI Industries Corporation (incorporated by reference to Exhibit A contained in Registrant’s Schedule 14A Definitive Proxy Statement for solicitation of written consent of shareholders, as filed with Commission on October 25, 1999).
3.2	By-laws of CTI Industries Corporation (incorporated by reference to Exhibit 3.1 contained in Registrant’s Form SB-2 Registration Statement (File No. 333-31969) effective November 5, 1997).
10.1	Fourth Amendment to Loan Agreement between BMO Harris Bank, N.A. and the Company dated April 12, 2013 (incorporated by reference to Exhibit 10.1 contained in the Registrant’s Report on Form 10-Q dated May 15, 2013).
10.2	First Amendment to Note and Warrant Purchase Agreement between BMO Private Equity (U.S.), Inc. and the Company dated April 12, 2013 (incorporated by reference to Exhibit 10.2 contained in the Registrant’s Report on Form 10-Q dated May 15, 2013).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101	Interactive Data Files, including the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements.

