Form 10-Q
period 2013-09-30
CTI INDUSTRIES CORP
filed 2013-11-14
CIK 1042187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.   20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

                The number of shares outstanding of the Registrant’s common stock as of November 1, 2013 was 3,248,646.

INDEX

Part I – Financial Information

Item No. 1.	Financial Statements
	Condensed Consolidated Interim Balance Sheet at September 30, 2013 (unaudited) and December 31, 2012	1
	Condensed Consolidated Interim Statements of Comprehensive Income (unaudited) for the three and nine months ended September 30, 2013 and September 30, 2012	2
	Condensed Consolidated Interim Statements of Cash Flows (unaudited) for the nine months ended September 30, 2013 and September 30, 2012	3
	Condensed Consolidated Interim Earnings per Share (unaudited) for the three and nine months ended September 30, 2013 and September 30, 2012	4
	Notes to Condensed Consolidated Financial Statements (unaudited)	5
Item No. 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	14
Item No. 3	Quantitative and Qualitative Disclosures Regarding Market Risk	22
Item No. 4	Controls and Procedures	22
Item No. 1	Legal Proceedings	22
Item No. 1A	Risk Factors	22
Item No. 2	Unregistered Sales of Equity Securities and Use of Proceeds	22
Item No. 3	Defaults Upon Senior Securities	22

Part II – Other Information

Item No. 4	Submission of Matters to a Vote of Security Holders	22
Item No. 5	Other Information	22
Item No. 6	Exhibits	23
	Signatures
	Exhibit 31.1
	Exhibit 31.2
	Exhibit 32

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

CTI Industries Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

	September 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents (VIE $29,000 and $22,000, respectively)	$332,490	$351,064
Accounts receivable, (less allowance for doubtful accounts of $173,000 and $99,000, respectively)	9,424,104	7,773,332
Inventories, net	15,269,890	15,813,276
Net deferred income tax asset	882,612	846,371
Prepaid expenses	1,395,555	1,525,092
Other current assets (VIE $76,000 and $108,000)	590,097	820,619

Total current assets	27,894,748	27,129,754

Property, plant and equipment:
Machinery and equipment (VIE $719,000 and $701,000, respectively)	26,329,524	25,530,893
Building	3,498,517	3,360,017
Office furniture and equipment	3,272,812	3,137,123
Intellectual property	471,037	432,070
Land	250,000	250,000
Leasehold improvements	429,527	431,644
Fixtures and equipment at customer locations	2,784,419	2,784,419
Projects under construction	785,376	644,948
	37,821,212	36,571,114
Less : accumulated depreciation and amortization	(29,239,528)	(27,872,044)

Total property, plant and equipment, net	8,581,684	8,699,070

Other assets:
Deferred financing costs, net	212,783	216,292
Goodwill	1,033,077	1,033,077
Net deferred income tax asset	541,099	535,954
Other assets (due from related party $25,000 and $19,000, respectively)	156,794	132,996

Total other assets	1,943,753	1,918,319

TOTAL ASSETS	$38,420,185	$37,747,143

LIABILITIES AND EQUITY
Current liabilities:
Checks written in excess of bank balance	$158,017	$517,089
Trade payables (VIE $4,000 and $66,000, respectively)	5,002,744	5,708,271
Line of credit	7,929,098	6,254,648
Notes payable - current portion (net discount of $121,000 and $107,000, respectively)
(VIE $104,000 and $101,000, respectively)	344,346	354,342
Notes payable - officers, current portion	-	1,123,742
Notes payable affiliates - current portion	8,770	8,113
Capital lease - current portion	29,973	-
Accrued liabilities (VIE $12,000 and $31,000, respectively)	2,705,237	2,997,242

Total current liabilities	16,178,185	16,963,447

Long-term liabilities:
Notes payable - affiliates	129,324	141,052
Notes payable, net of current portion (net discount of $463,000 and $555,000, respectively)
(VIE $455,000 and $533,000, respectively)	7,582,607	7,839,351
Capital lease	117,487	-
Notes payable - officers, subordinated	1,136,383	-
Total long-term debt, net of current portion	8,965,801	7,980,403
Warrants Payable	675,031	721,247
Total long-term liabilities	9,640,832	8,701,650

Equity:
CTI Industries Corporation stockholders' equity:
Preferred Stock -- no par value 2,000,000 shares authorized 0 shares issued and outstanding	-	-
Common stock - no par value, 5,000,000 shares authorized, 3,320,773 and 3,320,773 shares issued and 3,248,646 and 3,248,646 outstanding, respectively	13,775,994	13,775,994
Paid-in-capital	1,139,619	1,045,987
Accumulated earnings (deficit)	42,306	(266,372)
Accumulated other comprehensive loss	(2,051,688)	(2,171,582)
Less: Treasury stock, 72,127 shares	(141,289)	(141,289)
Total CTI Industries Corporation stockholders' equity	12,764,942	12,242,738
Noncontrolling interest	(163,774)	(160,692)
Total Equity	12,601,168	12,082,046
TOTAL LIABILITIES AND EQUITY	$38,420,185	$37,747,143

See accompanying notes to condensed consolidated unaudited financial statements

CTI Industries Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Net Sales	$14,479,934	$11,786,226	$40,859,007	$37,409,817

Cost of Sales	11,182,419	9,114,918	32,105,384	29,290,188

Gross profit	3,297,515	2,671,308	8,753,623	8,119,629

Operating expenses:
General and administrative	1,616,263	1,570,380	4,562,322	4,441,458
Selling	553,482	482,544	1,448,897	1,304,783
Advertising and marketing	461,991	349,581	1,255,339	1,249,078
Total operating expenses	2,631,736	2,402,505	7,266,558	6,995,319

Income from operations	665,779	268,803	1,487,065	1,124,310

Other (expense) income:
Interest expense	(309,372)	(270,793)	(988,657)	(629,854)
Interest income	5,536	5,536	16,607	16,607
Foreign currency gain	40,641	5,301	14,343	13,206

Total other expense, net	(263,195)	(259,956)	(957,707)	(600,041)

Net income before taxes	402,584	8,847	529,358	524,269

Income tax expense	162,362	1,451	223,762	203,726

Net income	240,222	7,396	305,596	320,543

Less: Net income (loss) attributable to noncontrolling interest	5,898	1,359	(3,082)	3,425

Net income attributable to CTI Industries Corporation	$234,324	$6,037	$308,678	$317,118

Other Comprehensive Income
Foreign currency adjustment	(50,338)	387,275	119,894	$88,082
Comprehensive income	$183,986	$393,312	$428,572	$405,200

Basic income per common share	$0.07	$0.00	$0.10	$0.10

Diluted income per common share	$0.07	$0.00	$0.09	$0.10

Weighted average number of shares and equivalent shares of common stock outstanding:
Basic	3,248,646	3,214,771	3,248,646	3,208,862

Diluted	3,401,294	3,353,267	3,404,109	3,269,941

See accompanying notes to condensed consolidated unaudited financial statements

CTI Industries Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income	$305,596	$320,543
Adjustment to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	1,423,086	1,261,064
Amortization of debt discount	54,989	-
Change in value of swap agreement	(30,942)	158,090
Stock based compensation	93,632	65,826
Provision for losses on accounts receivable	94,862	9,930
Provision for losses on inventories	71,875	223,877
Deferred income taxes	(41,385)	17,276
Change in assets and liabilities:
Accounts receivable	(1,788,386)	(51,976)
Inventories	451,467	(1,676,156)
Prepaid expenses and other assets	335,209	(190,274)
Trade payables	(505,150)	(1,952,903)
Accrued liabilities	(89,353)	(336,174)

Net cash provided by (used in) operating activities	375,500	(2,150,877)

Cash used in investing activities - purchases of property, plant and equipment	(1,476,910)	(760,084)

Cash flows from financing activities:
Change in checks written in excess of bank balance	(360,069)	664,787
Net change in revolving line of credit	1,676,487	(1,900,868)
Proceeds from issuance of long-term debt	174,959	5,000,000
Repayment of long-term debt (related parties $32,000 and $297,000)	(374,111)	(696,274)
Proceeds from exercise of stock options and warrants	-	34,160
Cash paid for deferred financing fees	(30,704)	(184,795)

Net cash provided by in financing activities	1,086,562	2,917,010

Effect of exchange rate changes on cash	(3,726)	18,939

Net (decrease) increase in cash and cash equivalents	(18,574)	24,988

Cash and cash equivalents at beginning of period	351,064	338,523

Cash and cash equivalents at end of period	$332,490	$363,511

Supplemental disclosure of cash flow information:
Cash payments for interest	$863,263	$637,181

Cash payments for taxes	$25,000	$5,000

Supplemental Disclosure of non-cash investing and financing activity
Property, Plant & Equipment acquisitions funded by liabilities	$86,299	$79,647

Exercise warrants and payments of subordinated debt	$-	$3,872

See accompanying notes to condensed consolidated unaudited financial statements

CTI Industries Corporation and Subsidiaries
Condensed Consolidated Earnings per Share (unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Basic
Average shares outstanding:
Weighted average number of common shares outstanding	3,248,646	3,214,771	3,248,646	3,208,862

Net income:
Net income attributable to CTI Industries Corporation	$234,324	$6,037	$308,678	$317,118

Per share amount	$0.07	$0.00	$0.10	$0.10

Diluted
Average shares outstanding:
Weighted average number of common shares outstanding	3,248,646	3,214,771	3,248,646	3,208,862

Effect of dilutive shares	152,648	138,496	155,463	61,079

Weighted average number of shares and equivalent shares of common stock outstanding	3,401,294	3,353,267	3,404,109	3,269,941

Net income:
Net income attributable to CTI Industries Corporation	$234,324	$6,037	$308,678	$317,118

Per share amount	$0.07	$0.00	$0.09	$0.10

See accompanying notes to condensed consolidated unaudited financial statements

CTI Industries Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 - Basis of Presentation

The accompanying condensed (a) consolidated balance sheet as of December 31, 2012, which has been derived from audited consolidated financial statements, and (b) the unaudited interim consolidated financial statements have been prepared and, in the opinion of management, contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the consolidated financial position and the consolidated statements of comprehensive income and consolidated cash flows for the periods presented in conformity with generally accepted accounting principles for interim consolidated financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America.  Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2013.  It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2012.

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

As of September 30, 2013 and 2012, shares to be issued upon the exercise of options and warrants aggregated 358,648 and 407,148, respectively.  The number of anti-dilutive shares (not included in the determination of earnings on a diluted basis) for the three months ended September 30, 2013 and 2012, were 189,000 and 80,500, respectively, all of which were represented by options.  The number of anti-dilutive shares for the nine months ended September 30, 2013 and 2012 were 80,000 and 80,500, respectively, all of which were represented by options.

Significant Accounting Policies:

The Company’s significant accounting policies are summarized in Note 2 of the Company’s consolidated financial statements for the year ended December 31, 2012.  There were no significant changes to these accounting policies during the three and nine months ended September 30, 2013.

Note 2 - Stock-Based Compensation; Changes in Equity

The Company has adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718 which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the condensed consolidated financial statements based on their grant-date fair values.

The Company has applied the Black-Scholes model to value stock-based awards and issued warrants related to notes.  That model incorporates various assumptions in the valuation of stock-based awards relating to the risk-free rate of interest to be applied, the estimated dividend yield and expected volatility of our common stock.  The risk-free rate of interest is the related U.S. Treasury yield curve for periods within the expected term of the option at the time of grant.  The dividend yield on our common stock is estimated to be 0%, as the Company did not issue dividends during 2012 and 2013.  The expected volatility is based on historical volatility of the Company’s common stock.

The Company’s net income for the three months ended September 30, 2013 and 2012 includes approximately $24,000 and $22,000, respectively of compensation costs related to share based payments.  The Company’s net income for the nine months ended September 30, 2013 and 2012 includes approximately $94,000 and $66,000, respectively of compensation costs related to share based payments.  As of September 30, 2013 there is $130,000 of unrecognized compensation expense related to non-vested stock option grants and stock grants.  We expect approximately $24,000 of additional stock-based compensation expense to be recognized over the remainder of 2013, $70,000 to be recognized during 2014, $26,000 to be recognized during 2015, $8,000 to be recognized during 2016, and $2,000 to be recognized during 2017.

As of September 30, 2013, the Company had three stock-based compensation plans pursuant to which stock options were, or may be, granted.   The Plans provide for the award of options, which may either be incentive stock options (“ISOs”) within the meaning of Section 422A of the Internal Revenue Code of 1986, as amended (the “Code”) or non-qualified options (“NQOs”) which are not subject to special tax treatment under the Code, as well as for stock grants.

On April 12, 2001, the Board of Directors approved for adoption, effective December 27, 2001, the 2001 Stock Option Plan (“2001 Plan”).  The 2001 Plan authorizes the grant of options to purchase up to an aggregate of 119,050, shares of the Company’s Common Stock.  As of September 30, 2013, options for 139,958 shares (including cancelled shares re-issued under the Plan) have been granted and were fully vested at the time of grant and options for 2,000 shares remain outstanding.

On April 24, 2002, the Board of Directors approved for adoption, effective October 12, 2002, the 2002 Stock Option Plan (“2002 Plan”).  The 2002 Plan authorizes the grant of options to purchase up to an aggregate of 142,860 shares of the Company’s Common Stock.  As of September 30, 2013, options for 123,430 shares have been granted and were fully vested at the time of grant and options for 27,500 shares remain outstanding.

On April 10, 2009, the Board of Directors approved for adoption, and on June 5, 2009, the shareholders of the Corporation approved, a 2009 Stock Incentive Plan (“2009 Plan”).  The 2009 Plan authorizes the issuance of up to 250,000 shares of stock or options to purchase stock of the Company.  As of September 30, 2013, options for 191,000 shares had been granted and options for 189,000 shares remain outstanding.

A summary of the Company’s stock option activity and related information is as follows:

	Shares under Option	Weighted Average Exercise Price	Weighted Average Contractual Life	Aggregate Intrinsic Value
Balance at December 31, 2012	218,500	$5.21	4.0	$67,260
Granted	-	-
Cancelled	-	-
Exercised	-	-
Outstanding at September 30, 2013	218,500	$5.21	3.2	$57,525

Exercisable at September 30, 2013	71,468	$4.45	2.8	$57,525

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

On April 12, 2013, the Company entered into Amendment No. 1 to the Note and Warrant Purchase Agreement among the Company and BMO Equity.  In the Amendment, non-compliance with financial covenants prior to the date of the Amendment were waived and the Note and Warrant Purchase Agreement was amended (i) to modify the Senior Leverage Ratio and Total Leverage Ratio requirements for the fiscal quarter ending June 30, 2013 and each quarter thereafter during the term of the Note and Warrant Purchase Agreement and (ii) to modify the definitions of EBITDA and Total Funded Debt.

A summary of the Company’s stock warrant activity and related information is as follows:

	Shares under Warrant	Weighted Average Exercise Price	Weighted Average Contractual Life	Aggregate Intrinsic Value
Balance at December 31, 2012	140,048	$0.01	9.5	$721,247
Granted
Cancelled	-	-
Exercised	-	-
Outstanding at September 30, 2013	140,048	$0.01	8.8	$675,031

Exercisable at September 30, 2013	-	-	-	-

A summary of the Company’s stock option activity by grant date as of September 30, 2013 is as follows:

	Options Outstanding				Options Vested
Options by Grant Date	Shares	Weighted Avg.	Remain. Life	Intrinsic Val	Shares	Weighted Avg.	Remain. Life	Intrinsic Val
Dec 2005	29,500	$2.88	2.3	$57,525	29,500	$2.88	2.3	$57,525
Dec 2010	72,000	6.14	2.3	-	17,500	5.97	2.3	-
Jan 2011	8,000	5.96	2.3	-	2,668	5.96	2.3	-
Nov 2012	109,000	5.17	4.2	-	21,800	5.17	4.2	-
TOTAL	218,500	$5.21	3.2	$57,525	71,468	$4.45	2.8	$57,525

The aggregate intrinsic value in the tables above represents the total pre-tax intrinsic value (the difference between the closing price of the Company’s common stock on the last trading day of the quarter ended September 30, 2013 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all the holders exercised their options on September 30, 2013.

On August 16, 2013, the Company exchanged outstanding indebtedness of Flexo Universal, S.A. de C.V., the Company’s majority-owned subsidiary (“Flexo”), to the Company in the principal amount of $3,098,726 in exchange and subscription for 39,857,357 ordinary nominative shares, Series B of variable capital stock of Flexo having a par value of One Mexican Peso per share.

Note 3 - Legal Proceedings

The Company is party to certain claims or actions arising in the normal course of business. The ultimate outcome of these matters is unknown but, in the opinion of management, the resolution of these matters is not expected to have a significant effect on the future financial position or results of operations of the Company.

Note 4 - Other Comprehensive Income

In the three and nine months ended September 30, 2013 the company had a comprehensive loss of $50,000 and a comprehensive gain of $120,000, respectively, all from foreign currency translation adjustments.

The following table sets forth the accumulated balance of other comprehensive loss and each component.

	Foreign Currency Items	Accumulated Other Comprehensive (Loss)
Beginning balance as of January 1, 2013	$(2,172,000)	$(2,172,000)

Current period change, net of tax	120,000	120,000

Ending Balance as of September 30, 2013	$(2,052,000)	$(2,052,000)

Note 5 - Inventories, Net

	September 30, 2013	December 31, 2012
Raw materials	$4,103,000	$3,486,000
Work in process	1,279,000	1,388,000
Finished goods	10,596,000	11,576,000
Allowance for excess quantities	(708,000)	(636,000)
Total inventories	$15,270,000	$15,814,000

Note 6 - Geographic Segment Data

The Company has determined that it operates primarily in one business segment which designs, manufactures and distributes film and film related products for use in packaging, storage and novelty balloon products. The Company operates in foreign and domestic regions. Information about the Company's operations by geographic areas is as follows:

	Net Sales to Outside Customers		Net Sales to Outside Customers
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
United States	$10,836,000	$8,419,000	$30,496,000	$26,965,000
Europe	282,000	316,000	709,000	631,000
Mexico	2,844,000	2,546,000	8,052,000	8,193,000
United Kingdom	517,000	505,000	1,602,000	1,621,000

	$14,479,000	$11,786,000	$40,859,000	$37,410,000

	Total Assets at
	September 30,	December 31,
	2013	2012

United States	$28,505,000	$27,708,000
Europe	899,000	1,057,000
Mexico	1,067,000	7,849,000
United Kingdom	7,949,000	1,133,000

	$38,420,000	$37,747,000

Note 7 - Concentration of Credit Risk

Concentration of credit risk with respect to trade accounts receivable is generally limited due to the large number of entities comprising the Company's customer base. The Company performs ongoing credit evaluations and provides an allowance for potential credit losses against the portion of accounts receivable which is estimated to be uncollectible. Such losses have historically been within management's expectations.  During the three and nine months ended September 30, 2013, there were three and two customers whose purchases represented more than 10% of the Company’s consolidated net sales, respectively.  During the three and nine months ended September 30, 2012, there were two customers and one customer whose purchases represented more than 10% of the Company’s consolidated net sales, respectively.  Sales to these customers for the three and nine months ended September 30, 2013 and 2012 are as follows:

	Three Months Ended		Three Months Ended
	September 30, 2013		September 30, 2012
Customer	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Customer A	$3,002,000	20.7%	$2,251,000	19.1%
Customer B	$1,977,000	13.7%	N/A	N/A
Customer C	$1,884,000	13.0%	N/A	N/A
Customer D	N/A	N/A	$1,478,000	12.5%

	Nine Months Ended		Nine Months Ended
	September 30, 2013		September 30, 2012
Customer	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Customer A	$11,412,000	27.9%	$9,586,000	25.6%
Customer B	$4,658,000	11.4%	N/A	N/A

As of September 30, 2013, the total amounts owed to the Company by the top three customers were $1,286,000, $1,915,000, and $ 1,054,000, respectively. The amounts owed at September 30, 2012 by these customers were $1,467,000, $580,000, and $ 204,000, respectively.

Note 8 - Related Party Transactions

Stephen M. Merrick, President of the Company, is of counsel to the law firm of Vanasco Genelly and Miller PC which provides legal services to the Company.  Legal fees paid by the Company to this firm for the three months ended September 30, 2013 and 2012, respectively, were $27,000 and $52,000.  Legal fees paid by the Company to this firm for the nine months ended September 30, 2013 and 2012, respectively, were $89,000 and $123,000.

John H. Schwan, Chief Executive Officer and Chairman of the Company, is a principal of Shamrock Specialty Packaging and affiliated companies.  The Company made payments for packaging materials, rent and temporary employees supplied by Shamrock of approximately $265,000 during the three months ended September 30, 2013 and $813,000 during the three months ended September 30, 2012.  The Company made payments for packaging materials, rent and temporary employees supplied by Shamrock of approximately $1,683,000 during the nine months ended September 30, 2013 and $2,373,000 during the nine months ended September 30, 2012.  At September 30, 2013 and 2012, outstanding accounts payable balances were $138,000 and $498,000, respectively.

John H. Schwan, Chief Executive Officer and Chairman of the Company, is the brother of Gary Schwan, one of the owners of Schwan Incorporated, which provides building maintenance and remodeling services to the Company.  The Company made payments to Schwan Incorporated of approximately $1,000 during the three months ended September 30, 2013 and $11,000 during the three months ended September 30, 2012.  The Company made payments to Schwan Incorporated of approximately $15,000 during the nine months ended September 30, 2013 and $20,000 during the nine months ended September 30, 2012.

Interest payments have been made to John H. Schwan for loans made to the Company.  During the three months ended September 30, 2013 and 2012 these interest payments totaled $19,000 and $21,000, respectively.  During the nine months ended September 30, 2013 and 2012 these interest payments totaled $57,000 and $66,000, respectively.

On July 1, 2011, Flexo Universal, S.A. de C.V. (“Flexo”) entered into a lease agreement with Venture Leasing S.A. de R.L. (“Venture Leasing Mexico”) for the lease of balloon production equipment financed and owned by Venture Leasing Mexico and used by Flexo for the production of latex balloons.  Venture Leasing Mexico is wholly owned by entities owned by John H. Schwan, Chief Executive Officer and Chairman of the Company and Stephen M. Merrick, President and Chief Financial Officer of the Company.  Venture Leasing Mexico and Venture Leasing L.L.C., also owned by entities owned by Mr. Schwan and Mr. Merrick, are deemed variable interest entities and are consolidated with the accounts of the Company. During the three and nine months ended September 30, 2013, Flexo made lease payments to Venture Leasing Mexico totaling $36,000 and $109,000.

Note 9  - Derivative Instruments; Fair Value

The following tables represents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2013 and December 30, 2012, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

	Amount as of
Description	9/30/2013	Level 1	Level 2	Level 3
Interest Rate Swap	$78,000	$-	$78,000	$-
Warrant Liability	675,000	-	675,000

	$753,000	$-	$753,000	$-

	Amount as of
Description	12/31/2012	Level 1	Level 2	Level 3
Interest Rate Swap	$128,000	$-	$128,000	$-
Warrant Liability	721,000	-	721,000	-
	$849,000		$849,000

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

On July 1, 2011, the Company entered into a swap agreement with BMO Capital Markets with respect to $6,780,000 of our loan balances with BMO Harris Bank N.A.  This swap agreement limits the Company’s exposure to interest rate fluctuations on the Company’s floating rate loans.  The swap agreement has the effect of fixing the interest rate on the loan balances covered by the swap at 4.65% per annum.  The swap agreement is a derivative financial instrument and we determine and record the fair market value of the swap agreement each quarter.  The value is recorded on the balance sheet of the Company and the amount of the unrealized gain or loss for each period is recorded as interest income or expense.

Fair Values of Derivative Instruments in the Statement of Financial Position
	Liability Derivatives as of
	September 30, 2013		December 30, 2012
Derivatives not designated as hedging instruments under Statement 133	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest Rate Contracts	Accrued Liabilities	$78,000	Accrued Liabilities	$128,000

The Effect of Derivative Instruments on the Statement of Financial Performance
	For the three months ended
	September 30, 2013		September 30, 2012
Derivatives not Designated as Hedging Instruments under Statement 133	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
Interest Rate Contracts	Interest Expense	$(3,000)	Interest Expense	$(10,000)
Interest on fixed/variable rate variances		$21,000		$20,000

The Effect of Derivative Instruments on the Statement of Financial Performance

	For the nine months ended
	September 30, 2013		September 30, 2012
Derivatives not Designated as Hedging Instruments under Statement 133	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
Interest Rate Contracts	Interest Expense	$(12,000)	Interest Expense	$(61,000)
Interest on fixed/variable rate variances		$61,000		$59,000

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

Overview

We produce film products for novelty, packaging and container applications. These products include metalized balloons, latex balloons and related latex toy products, films for packaging and custom product applications, and flexible containers for packaging and consumer storage applications. We produce all of our film products for packaging, container applications, and metalized balloons at our plant in Lake Barrington, Illinois. We produce all of our latex balloons and latex products at our facility in Guadalajara, Mexico. Substantially all of our film products for packaging and custom product applications are sold to customers in the United States. We market and sell our novelty items and flexible containers for consumer use in the United States, Mexico, Latin America, and Europe.  We also market and sell vacuum sealing machines which we purchase from a supplier.

Results of Operations

Net Sales.   For the three months ended September 30, 2013, net sales were $14,480,000 compared to net sales of $11,786,000 for the same period of 2012, an increase of 22.9%.  For the quarters ended September 30, 2013 and 2012, net sales by product category were as follows:

	Three Months Ended
	September 30, 2013		September 30, 2012
	$	% of	$	% of
Product Category	(000) Omitted	Net Sales	(000) Omitted	Net Sales

Metalized Balloons	4,679	32%	4,092	35%

Latex Balloons	3,178	22%	2,641	22%

Vacuum Sealing Products	3,585	25%	3,625	31%

Film Products	1,919	13%	1,033	9%

Other	1,119	8%	395	3%

Total	14,480	100%	11,786	100%

For the nine months ended September 30, 2013, net sales were $40,859,000 compared to net sales of $37,410,000 for the same period of 2012, an increase of 9.2%.  For the nine months ended September 30, 2013 and 2012, net sales by product category were as follows:

	Nine Months Ended
	September 30, 2013		September 30, 2012
	$	% of	$	% of
Product Category	(000) Omitted	Net Sales	(000) Omitted	Net Sales

Metalized Balloons	17,021	42%	16,557	44%

Latex Balloons	9,174	22%	8,232	22%

Vacuum Sealing Products	8,606	21%	7,237	19%

Film Products	4,103	10%	3,876	11%

Other	1,955	5%	1,508	4%

Total	40,859	100%	37,410	100%

Metalized Balloons. During the three months ended September 30, 2013 revenues from the sale of metalized balloons increased by 14.3% compared to the prior year period from $4,092,000 to $4,679,000.  During the nine months ended September 30, 2013 revenues from the sale of metalized balloons increased by 2.8% compared to the prior year period from $16,557,000 to $17,021,000.  During the nine months ended September 30, 2013, metalized balloon sales to our largest customer increased to $10,613,000 from $9,219,000.  Sales of metalized balloons to other customers were $6,408,000 compared to $7,338,000 for the same period last year.  These included sales to customers in the United States, Mexico, the United Kingdom and Europe.  Most of the decline in sales to these other customers relates to reduced sales to a significant customer in the U.S. in the first half of 2013; the decline in sales to that customer was the result of timing of sales and also due to the limited supply of helium.  We have experienced modest declines in sales of metalized balloons to several other customers in the U.S. during the nine months ended September 30, 2013 which we believe is a reflection, at least in part, of the limited supply of helium during that time.

Latex Balloons.  During the three months ended September 30, 2013 revenues from the sale of latex balloons increased by 20.3% compared to the prior year period from $2,641,000 to $3,178,000.  During the nine months ended September 30, 2013 revenues from the sale of latex balloons increased by 11.4% compared to the prior year period from $8,232,000 to $9,174,000.  The increase during the nine months ended September 30, 2013 is attributable to increased sales in Mexico by Flexo Universal, our subsidiary there, as well as increased sales to various customers in the United States.

Vacuum Sealing Pouches and Machines. During the three months ended September 30, 2013 revenues from the sale of pouches and vacuum sealing machines decreased by 1.1% compared to the prior year from $3,625,000 to $3,585,000.  During the nine months ended September 30, 2013 revenues from the sale of pouches and vacuum sealing machines increased by 18.9% compared to the prior year period from $7,237,000 to $8,606,000.  Our sales in this product line in 2013 and 2012 have been of in two product categories:  (i) zippered pouches and (ii) open-top pouches or rolls and vacuum sealing machines.  For the three and nine months ended 2013 and 2012, sales of pouch products (and vacuum sealing machines) in these categories have been as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Pouches	2013	2012	2013	2012

Zippered	$628,000	$1,611,000	$2,152,000	$3,452,000

Open-Top or Rolls	2,957,000	2,014,000	6,454,000	3,785,000

Total	$3,585,000	$3,625,000	$8,606,000	$7,237,000

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

In December, 2011, we entered into a Trademark License Agreement with S.C. Johnson & Son, Inc. pursuant to which we received a license to market and sell vacuum sealing machines as well as pouches and rolls of film for use with those machines, under the Ziploc brand name.  In the first quarter 2012, we introduced and began to market and sell that branded line of vacuum sealing machines and associated open-top bags and rolls.  Over the course of the balance of 2012 and through the nine months ended September 30, 2013, we introduced this branded line of products for sale in retail outlets, including several major chains.   As of September 30, 2013, the product line is being offered for sale in approximately 6,000 retail outlets.

As the chart indicates, our sales of open-top pouches and rolls increased from just under $3.8 million during the nine months ended September 30, 2012 to $6.5 million during the same period this year.  We have included revenues from the sale of vacuum sealing machines, as well as open-top pouches and rolls, for these periods since the products are sold as a line which includes the machines, pouches and rolls.

Films. During the three months ended September 30, 2013 revenues from the sale of laminated film products increased by 85.8% compared to the prior year period from $1,033,000 to $1,919,000.  During the nine months ended September 30, 2013 revenues from the sale of laminated film products increased by 5.9% compared to the prior year period from $3,876,000 to $4,103,000.  The increase is attributable to an increase in sales to a principal customer.  Approximately 97.9% of the sales of laminated film products during the nine months ended September 30, 2013 were to a principal customer.

Other Revenues.  During the three months ended September 30, 2013, we had revenues from the sale of various other products totaling $1,119,000 compared to revenues from other products in the same period during 2012 of $395,000.  For the nine months ended September 30, 2013, revenues from the sale of such other products were $1,955,000 compared to $1,508,000 for the same period in 2012.  The revenues from the sale of such other products during 2013 include (i) revenues from contract packaging of film products we performed for a customer during the second and third quarters this year, (ii) the sale of accessories and supply items related to balloon products, (iii) the sale to a customer of container products we purchased and (iv) the sales of helium we purchased.

Sales to a limited number of customers continue to represent a large percentage of our net sales.  The table below illustrates the impact on sales of our top three and ten customers for the three and nine months ended September 30, 2013 and 2012.

	Three Months Ended September 30,		Nine Months Ended September 30,
	% of Sales		% of Sales
	2013	2012	2013	2012

Top 3 Customers	47.4%	39.2%	49.2%	43.1%

Top 10 Customers	72.4%	67.1%	69.9%	63.8%

During the three and nine months ended September 30, 2013, respectively, there were three and two customers whose purchases represented more than 10% of the Company’s consolidated net sales.  Sales to these customers for the three months ended September 30, 2013 were $3,002,000 or 20.7%, $1,977,000 or 13.7%, and $1,884,000 or 13.0% of consolidated net sales, respectively.  Sales to the top customers in the same period of 2012 were $2,251,000 or 19.1% and $1,478,000 or 12.5% of consolidated net sales, respectively.  Sales to the top two customers for the nine months ended September 30, 2013 were $11,412,000 or 27.9%, and $4,658,000 or 11.4% of consolidated net sales, respectively.  Sales to the top customer in the same period of 2012 were $9,586,000 or 25.6% of consolidated net sales.  As of September 30, 2013, the total amounts owed to the Company by the top three customers were $1,286,000 or 13.6%, $1,915,000 or 20.3%, and $1,054,000 or 11.2% of the Company’s consolidated net accounts receivable, respectively.  The amounts owed at September 30, 2012 by these customers were $1,467,000 or 20.0%, $580,000 or 7.9%, and $204,000 or 2.8% of the Company’s consolidated net accounts receivable, respectively.

Cost of Sales.   During the three months ended September 30, 2013, the cost of sales represented 77.2% of net sales compared to 77.3% for the three months ended September 30, 2012.  During the nine months ended September 30, 2013, the cost of sales represented 78.6% of net sales compared to 78.3% for the nine months ended September 30, 2012.

General and Administrative.   During the three months ended September 30, 2013, general and administrative expenses were $1,616,000 or 11.2% of net sales, compared to $1,570,000 or 13.3% of net sales for the same period in 2012.  During the nine months ended September 30, 2013, general and administrative expenses were $4,562,000 or 11.2% of net sales, compared to $4,441,000 or 11.9% of net sales for the same period in 2012.  The increase in general and administrative expenses is attributable principally to an increase in administrative expenses of $282,000 by Flexo Universal, our Mexico subsidiary

Selling.   During the three months ended September 30, 2013, selling expenses were $553,000 or 3.8% of net sales, compared to $483,000 or 4.1% of net sales for the same period in 2012.  During the nine months ended September 30, 2013, selling expenses were $1,449,000 or 3.5% of net sales, compared to $1,305,000 or 3.5% of net sales for the same period in 2012.  The increase in selling expenses for the nine month period is attributable principally to an increase in outside services of $304,000.  This increase was offset by (i) a decrease in salary expense of $100,000, and (ii) a decrease in royalty expense of $75,000.

Advertising and Marketing.  During the three months ended September 30, 2013, advertising and marketing expenses were $462,000 or 3.2% of net sales for the period, compared to $350,000 or 3.0% of net sales for the same period of 2012.  The increase in advertising and marketing expense during the third quarter of 2013 is attributable to (i) an increase in advertising related to the vacuum sealer machines of $66,000, and (ii) an increase in artwork and films expense of $47,000.  During the nine months ended September 30, 2013, advertising and marketing expenses were $1,255,000 or 3.1% of net sales for the period, compared to $1,249,000 or 3.3% of net sales for the same period of 2012.

Other Income (Expense).  During the three months ended September 30, 2013, the Company incurred net interest expense of $304,000, compared to net interest expense during the same period of 2012 in the amount of $265,000.  During the nine months ended September 30, 2013, the Company incurred net interest expense of $972,000, compared to net interest expense during the same period of 2012 in the amount of $613,000.   The increase in interest expense for the nine months ended September 30, 2013 is attributable to interest on a Note and Warrant Purchase Agreement among the Company and BMO Private Equity (U.S.), Inc. (“BMO Equity”) under which BMO Equity loaned the sum of $5 million to the Company in July, 2012 and also to the cost attributed to the increase in value of warrants issued to BMO Equity in that transaction.

For the three months ended September 30, 2013, the Company had a foreign currency transaction gain of $41,000 compared to a foreign currency transaction gain of $5,000 during the same period of 2012.  For the nine months ended September 30, 2013, the Company had a foreign currency transaction gain of $14,000 compared to a foreign currency transaction gain of $13,000 during the same period of 2012.

Income Taxes.  For the three months ended September 30, 2013, the Company reported a consolidated income tax expense of $162,000, compared to a consolidated income tax expense of $1,000 for the same period of 2012.  For the nine months ended September 30, 2013, the Company reported a consolidated income tax expense of $224,000, compared to a consolidated income tax expense of $204,000 for the same period of 2012.  For the nine months ended September 30, 2013, this income tax expense was composed of an income tax expense in the United States, income tax expense in Mexico of Flexo Universal, our Mexican subsidiary, income tax benefit in the United Kingdom of CTI Balloons Limited, our United Kingdom subsidiary, and income tax benefit in Germany of CTI Europe, our Germany subsidiary.

Net Income.  For the three months ended September 30, 2013, the Company had net income of $234,000 or $0.07 per share (basic and diluted), compared to net income of $6,000 for the same period of 2012 or $0.00 per share (basic and diluted).  In the third quarter this year, the Company had income from operations of $666,000 compared to income from operations in the third quarter of 2012 of $269,000.  For the nine months ended September 30, 2013, the Company had net income of $309,000 or $0.10 per share basic and $0.09 per share diluted, compared to net income of $317,000 for the same period of 2012 or $0.10 per share (basic and diluted).   For the nine months, the Company had income from operations of $1,487,000 compared to income from operations of $1,124,000 in the same period of 2012.

Financial Condition, Liquidity and Capital Resources

Cash Flow Items.

Operating Activities.  During the nine months ended September 30, 2013, net cash provided by operations was $376,000, compared to net cash used in operations during the nine months ended September 30, 2012 of $2,151,000.

Significant changes in working capital items during the nine months ended September 30, 2013 consisted of (i) an increase in accounts receivable of $1,788,000, (ii) a decrease in inventories of $451,000, (iii) depreciation and amortization in the amount of $1,423,000, (iv) a decrease in trade payables of $505,000 and (v) a decrease in prepaid expenses and other assets of $335,000.

Investing Activity.  During the nine months ended September 30, 2013, cash used in investing activity was $1,477,000, compared to $760,000 in the same period of 2012.  Substantially all of this expense is related to equipment acquisitions and maintenance, leasehold improvements, tooling and related expense.

Financing Activities.  During the nine months ended September 30, 2013, cash provided by financing activities was $1,087,000 compared to cash provided by financing activities for the same period of 2012 in the amount of $2,917,000.  During the nine months ended September 30, 2013, financing activities included proceeds from issuance of long-term debt of $175,000, payment of $374,000 on long-term debt obligations, and an increase in the amount outstanding under our revolving line of credit of $1,676,000.

Liquidity and Capital Resources.  At September 30, 2013, the Company had cash balances of $332,000 compared to cash balances of $364,000 for the same period in 2012 and there was $2,800,000 available to advance under the Company’s revolving line of credit.

At September 30, 2013, the Company had a working capital balance of $11,717,000 compared to a working capital balance of $10,166,000 at December 31, 2012.

The Company’s liquidity is dependent significantly on its bank financing and the Company relies on its revolving line of credit to maintain liquidity.  On April 29, 2010, the Company entered into a Credit Agreement with BMO Harris Bank N.A. (“Harris”).  Under the Credit Agreement, Harris agreed to provide loans and credits to the Company in the aggregate maximum amount of $14,417,000.  The arrangement included:

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

The Credit Agreement included various representations, warranties and covenants of the Company, including various financial covenants.

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

The Credit Agreement, as amended, provides that the outstanding balance of all loans under the agreement will bear interest with reference to a base rate or, at the option of the Company, with reference to an adjusted LIBOR.  At September 30, 2013, the effective rate on the outstanding loan balances was 4.0%.

As of September 30, 2013, the outstanding balances on the loans with Harris were:  (i) revolving line of credit, $7,765,000, (ii) mortgage loan, $2,014,000, and (iii) equipment loan, $938,000.

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

On July 17, 2012, the Company entered into Amendment Number 3 to the Credit Agreement among the Company and Harris pursuant to which (i) the amount of the loan commitment on the revolver loan of Harris was increased from $9 million to $12 million, (ii) Harris consented to a transaction among the Company and BMO Private Equity (U.S.), Inc. (“BMO Equity”) and (iii) the term of credit and loans to the Company provided in the Credit Agreement and  Harris was extended to July 17, 2017.

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

                (iii)          security for the note obligations in all assets of the Company junior to the security interest of  Harris;

                (iv)          various representations and warranties and covenants of the Company;

                (v)           financial covenants including an applicable senior leverage ratio, fixed charge coverage ratio and tangible net worth amount.

On April 12, 2013, the Company entered into Amendment No. 4 to the Credit Agreement among the Company and Harris, and Amendment No. 1 to the Note and Warrant Purchase Agreement among the Company and BMO Equity.  In the Amendments, non-compliance with financial covenants prior to the date of the Amendments was waived and both the Credit Agreement and the Note and Warrant Purchase Agreement were amended (i) to modify the Senior Leverage Ratio and Total Leverage Ratio requirements for the fiscal quarter ending June 30, 2013 and each quarter thereafter during the term of the Credit Agreement and the Note and Warrant Purchase Agreement and (ii) to modify the definitions of EBITDA and Total Funded Debt in the Credit Agreement and the Note and Warrant Purchase Agreement.

Management believes that the funds provided by the Credit Agreement, as amended, as well as internally generated funds, will be sufficient for the Company to meet its working capital needs for at least the next 12 months and that the Company will meet the revised financial covenants of the Credit Agreement and the Note and Warrant Purchase Agreement during this period, as well.

As of September 30, 2013, the Company was in compliance with all of the revised financial covenants of the Credit Agreement and Note and Warrant Purchase Agreement.

Seasonality

In recent years, sales in the metalized balloon product line have historically been seasonal with approximately 40% occurring in the period from December through March and 24% being generated in the period from July through October. The sales of latex balloons and laminated film products have not historically been seasonal.

Critical Accounting Policies

Please see pages 24-26 of our Annual Report on Form 10-K for the year ended December 31, 2012 for a description of policies that are critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. No material changes to such information have occurred during the three and nine months ended September 30, 2013.

Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk

Not applicable.

Item 4. Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2013.  Based on such review and evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of September 30, 2013, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, (a) is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and (b) is accumulated and communicated to our management, including the officers, as appropriate to allow timely decisions regarding required disclosure.  There were no material changes in our internal control over financial reporting during the third quarter of 2013 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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
101
Interactive Data Files, including the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 14, 2013	CTI INDUSTRIES CORPORATION

	By:	/s/ John H. Schwan
John H. Schwan
Chief Executive Officer

	By:	/s/ Stephen M. Merrick
Stephen M. Merrick
President

	By:	/s/ Timothy S. Patterson
Timothy S. Patterson
Senior Vice President Finance
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
101
Interactive Data Files, including the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements.

