Form 10-K
period 2013-12-31
CTI INDUSTRIES CORP
filed 2014-04-01
CIK 1042187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Large accelerated filer ☐     Accelerated filer ☐    Non-accelerated filer ☐ Smaller Reporting Company  ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Based upon the closing price of $5.02 per share of the Registrant’s Common Stock as reported on NASDAQ Capital Market tier of The NASDAQ Stock Market on June 30, 2013, the aggregate market value of the voting common stock held by non-affiliates of the Registrant was then approximately $8,775,000. (The determination of stock ownership by non-affiliates was made solely for the purpose of responding to the requirements of the Form and the Registrant is not bound by this determination for any other purpose.)

The number of shares outstanding of the Registrant’s Common Stock as of March 1, 2014 was 3,248,646 (excluding treasury shares).

DOCUMENTS INCORPORATED BY REFERENCE

Part of Form 10-K into Which
Document	Document Is Incorporated

Sections of the registrant’s Proxy Statement To be filed on or before April 30, 2014 for the Annual Meeting of Stockholders	Part III

TABLE OF CONTENTS

INDEX

FORWARD LOOKING STATEMENTS

Part I

Item No. 1	Description of Business	1
Item No. 1B	Unresolved Staff Comments	15
Item No. 2	Properties	15
Item No. 3	Legal Proceedings	16

Part II

Item No. 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	16
Item No. 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item No. 7A	Quantitative and Qualitative Disclosures Regarding Market Risk	28
Item No. 8	Financial Statements and Supplementary Data	28
Item No. 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	28
Item No. 9A	Controls and Procedures	28
Item No. 9B	Other Information	29

Part III

Item No. 10	Directors and Executive Officers of the Registrant	30
Item No. 11	Executive Compensation	30
Item No. 12	Security Ownership of Certain Beneficial Owners and and Management and Related Stockholder Matters	30
Item No. 13	Certain Relationships and Related Transactions	30
Item No. 14	Principal Accounting Fees and Services	30

Part IV

Item No. 15	Exhibits and Financial Statement Schedules	30

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

PART I

Item No. 1 – Description of Business

Business Overview

We are a leading developer, manufacturer and supplier of innovative flexible film products. We provide value-added design, engineering and production for flexible film products. We have developed, designed, and produced a number of innovative products utilizing flexible films including: novelty foil balloons, pouches and rolls of film for vacuum sealing of food and household items, food and home storage products and specialty films for packaging.

We produce, market and sell three principal lines of products:

•	Novelty Products, principally balloons, including foil balloons, latex balloons and other inflatable toy items,

•	Flexible Containers and Film, and Sealing Devices for home and consumer use to vacuum seal, store and preserve food and personal items, including devices for evacuating air from, and sealing, such containers, and

•	Flexible Films for food and other packaging and commercial applications.

We leverage our technology to design and develop proprietary products which we market and sell and which we develop for our customers. We have been engaged in the business of developing flexible film products for over 35 years and have acquired significant technology and know-how in that time. We currently hold 8 patents, and have several patent applications pending, relating to flexible film products including specific films, zipper closures, valves and other features of these products.

We print, process and convert flexible film into finished products and we produce latex balloons and novelty items. Our principal manufacturing processes include:

•	Coating and laminating rolls of flexible film. Generally, we adhere polyethylene film to another film such as nylon or polyester.

•	Printing film and latex balloons. We print films, both plastic and latex with a variety of graphics for use as packaging film or for balloons.

•	Converting printed film to balloons.

•	Converting film to flexible containers.

•	Producing latex balloons and other latex novelty items.

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

We produce flexible containers and rolls of film for use as flexible containers in a variety of applications, including (i) zippered pouches with valves for vacuum sealing of food and household products, (ii) pouches and rolls of film for use with vacuum sealing machines to vacuum seal, store and protect food and household items. We market and sell flexible containers and rolls of film for consumer storage uses through retail chains and outlets throughout the United States, and we provide flexible containers to others for resale. Commencing in 2011, we began marketing and selling vacuum sealing machines for use with pouches and rolls of film for the vacuum storage of food and household products.

We provide laminated films and printed films to a number of customers who utilize the film to produce bags or pouches for the packaging of food, liquids and other items.

In 2013, our revenues from our product lines, as a percent of total revenues were:

•	Novelty Products	69% of revenues
•	Flexible Containers and Devices	22% of revenues
•	Film Products	9% of revenues

We are an Illinois corporation with our principal offices and plant at 22160 N. Pepper Road, Lake Barrington, Illinois.

Business Strategies

Our essential business strategies are as follows:

•	Focus on our Core Assets and Expertise. We have been engaged in the development, production and sale of film products for 37 years and have developed assets, technology and expertise which, we believe, enable us to develop, manufacture, market and sell innovative products of high quality within our areas of knowledge and expertise. We plan to focus our efforts on these core assets and areas of expertise – film novelty products, consumer storage pouches, specialty film products, laminated films and printed films – to develop new products, to market and sell our products and to build our revenues.

•	Maintain a Focus on Margin Levels and Cost Controls in Order to Establish and Maintain Profitability. We constantly monitor and evaluate our cost of goods sold, and our selling, general and administrative, expenses in order to establish and enhance profitability.

•	Develop New Products, Product Improvements and Technologies. We work to develop new products, to improve existing products and to develop new technologies within our core product areas in order to enhance our competitive position and increase our sales. We seek to leverage our technology to develop innovative and proprietary products. In the novelty line, our development work includes new designs, new character licenses and new product developments. Over the past several years we have developed new pouch closure systems and valves and new film methods for packaging applications. We have received eight patents for these developments and have several patent applications pending. We introduced a line of resealable pouches with a valve and pump system for household storage and vacuum sealing of food items. In 2011, we introduced a line of vacuum sealing equipment for the vacuum sealing of pouches for food and household items and are engaged in development efforts to create new and enhanced vacuum sealing machines, accessories and related products. We work with customers to develop custom film products which serve the unique needs or requirements of the customer.

•	Develop New Channels of Distribution and New Sales Relationships. In order to increase sales, we look to develop new channels of distribution and new sales relationships, both for existing and new products. On February 1, 2008, we entered into a Supply and License Agreement with S. C. Johnson & Son, Inc (“SC Johnson”) to manufacture and supply to SC Johnson certain home food management products to be sold under the SC Johnson Ziploc® brand. In February 2011, SC Johnson renewed this agreement for an additional two-year term commencing on July 1, 2011. Over the past several years, we have developed new distributors and customers for our pouch and novelty products, in Europe, Mexico, Latin America, Australia and New Zealand, expanding the scope and level of our international sales and activities. During 2010, we established an office and warehouse in Germany to support the extension of our sales and fulfillment activities in Europe. During 2011, we entered into a Trademark License Agreement with SC Johnson under which SC Johnson licensed our company to use the Ziploc® Brand Vacuum Sealer System for home use with vacuum sealing machines to seal and store food and household items, and we now market and sell these machines and pouches.

•	Enhance Our Productive Capacity. We invest in new plant and equipment when appropriate to expand the range and volume of products we produce. During 2008 and 2009, we acquired, installed and commenced operation of equipment which enables us to produce the pouches and rolls of film for our vacuum sealing storage business we developed. During 2010 and 2011, we designed, assembled and installed latex balloon production equipment which significantly enhanced our production capacity for latex balloons to support our growing sales of this product line. We have significantly expanded our warehouse, packaging and fulfillment facilities and operations during 2013. Most recently, during the first quarter of 2014, we acquired printing equipment which will nearly double our printing capacity to support our growing sales of foil balloons.

Products

Foil Balloons. We have designed, produced and sold foil balloons since 1979 and, we believe, are the second largest manufacturer of foil balloons in the United States. Currently, we produce about 900 foil balloon designs, in different shapes and sizes, including the following:

•	Superloons® - 17" and 18" foil balloons in round or heart shape, generally made to be filled with helium and remain buoyant for long periods. This is our predominant foil balloon size.

•	Ultraloons® - 31" jumbo foil balloons made to be filled with helium and remain buoyant for an extended time.

•	Miniloons®- 9" foil balloons made to be air-filled and sold on holder-sticks or for use in decorations.

•	Card-B-Loons®- 4 ½" air-filled foil balloons, often sold on a stick, used in floral arrangements or with a container of candy.

•	Shape-A-Loons® - 18” to 48” shaped foil balloons made to be filled with helium.

•	Minishapes - 11” to 16” small shaped foil balloons designed to be air filled and sold on sticks as toys or inflated characters.

In addition to size and shape, a principal element of the Company's foil balloon products is the printed design or message contained on the balloon. These designs include figures and licensed characters many of which are well known. We maintain licenses for several well-known characters.

Latex Balloons. Through our subsidiary in Guadalajara, Mexico, Flexo Universal, S.A. de C.V. (“Flexo Universal”), we manufacture latex balloons in 7 sizes and 40 colors. Many of these balloons are marketed under the name Partyloons® and balloons are also marketed on a private label basis. We also manufacture toy balloon products including punch balls, water bombs and "Animal Twisties."

Pouches and Bags. We produce a variety of completed film products, generally in the form of a bag or pouch or in rolls of film which can be made into storage pouches. These products include (i) valved, resealable pouches for the vacuum storage of household items, (ii) vacuum sealable bags or rolls of film for food storage, and (iii) resealable, valved bags for storage and vacuum sealing of food items in the household. During 2008, we introduced a line of resealable, valved bags for storage and vacuum sealing of food items in the household. These storage bags function with a small hand or powered pump to evacuate air when the bag is sealed. This product line is marketed under our ZipVac® brand. We also produce a line of resealable, valved bags for SC Johnson which they market under their Ziploc® brand. For several years, we have produced and marketed open-top pouches and rolls of films for use with vacuum sealing machines to vacuum seal and store food and household items. Since 2012, we have produced and marketed such pouches under the Ziploc® brand and we also market vacuum sealing machines, produced for us, under the Ziploc® brand Vacuum Sealer System, which utilize these vacuum sealing pouches.

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

Latex Balloons

For a number of years, latex balloons and related novelty/toy latex items have been marketed and sold throughout the United States and in many other countries. Latex balloons are sold as novelty/toy items, for decorative purposes, as part of floral designs and as party goods and favors. In addition to standard size and shape balloons, inflatable latex items include punch balls, water bombs, balloons to be twisted into shapes, and other specialty designs. Often, latex balloons include printed messages or designs.

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

We participate in a segment of the market for vacuum sealing and storage of food and household items. These products generally are sold in retail chain stores, and to some degree in grocery stores. The product lines sold include (i) zippered, resealable bags, incorporating a valve through which air can be evacuated by a hand pump or other device; (ii) pouches or rolls of film which can be sealed by vacuum sealing devices and (iii) vacuum sealing devices.

Printed and Specialty Films

The industry and market for printed and specialty films are fragmented and include many participants. There are hundreds of manufacturers of printed and specialty film products in the United States and in other markets. In many cases, companies who provide food and other products in film packages also produce or process the films used for their packages. The market for the Company's film products consists principally of companies who utilize the films for the packaging of their products, including food products and other items, usually by converting the film to a flexible container. In addition to the packaging of food products, film products are used to produce containers for medical purposes (such as colostomy bags, containers for saline solution and other items), "dunnage" (to cushion products being packaged), storage of personal and household items and other purposes.

Marketing, Sales and Distribution

Balloon Products

We market and sell our foil balloon, latex balloon and related novelty products throughout the United States and in a number of other countries. We maintain a marketing, sales and support staff of seven individuals and a customer service department of six individuals in the United States. Sales in the United Kingdom are conducted by CTI Balloons Ltd., the Company's subsidiary located in Rugby, England. Sales in Europe are conducted by CTI Europe GmbH, the Company’s subsidiary located in Heusenstamm, Germany. Flexo Universal conducts sales and marketing activities for the sale of balloon products in Mexico, Latin America, and certain other markets. Sales in other foreign countries are made generally to distributors in those countries and are managed at the Company's principal offices.

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

Our largest customer for balloons during 2013 was Dollar Tree Stores. Sales to this chain in 2013 represented $15,467,000 or approximately 27.6% of our consolidated net sales.

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

Flexible Containers/Pouches

We market several lines of flexible containers or pouches for household use to vacuum seal, store and preserve food and other household items.

We developed, and for several years, we have produced and sold a line of pouches and rolls of film for use with vacuum sealing machines to vacuum seal food and household items. Initially, we marketed these products through various retail channels under our brand or on a private label basis. On December 14, 2011, the Company entered into a Trademark License Agreement with SC Johnson under which the Company is licensed to manufacture and sell a line of vacuum sealing machines and pouches under the Ziploc® brand Vacuum Sealer System. The agreement is for a three year term expiring on December 31, 2014. The licensed product line includes vacuum sealing machines manufactured for the Company and pouches and rolls manufactured by the Company for use in the home to vacuum seal food items to preserve freshness and help prevent freezer burn.

During 2007, we introduced a line of re-sealable pouches incorporating a valve permitting the evacuation of air from the sealed pouch by use of a hand pump supplied with the pouches. This line of products is marketed under the brand name ZipVac®. We market this line of products principally to a direct sales company.

On February 1, 2008, we entered into a License and Supply Agreement with SC Johnson. The agreement provides for the Company to manufacture and sell to SC Johnson (or its designee, Goodwill Commercial Services, Inc.) certain home food management products to be sold under the SC Johnson Ziploc® brand. The agreement is for a term which initially expired on June 30, 2011 but provides for two renewal terms of two years each at the option of SC Johnson. In February 2011, SC Johnson renewed the agreement for an additional two-year term commencing on July 1, 2011 and we continue to provide these products to SC Johnson.

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

Production and Operations

We conduct our operations at our facilities including: (i) our 75,000 square feet facility in Lake Barrington, Illinois, incorporating our headquarters office, production and warehouse space, (ii) our 118,000 square foot facility in Lake Zurich, Illinois consisting of warehouse, packaging and office space (iii) a 73,000 square foot facility in Guadalajara, Mexico, consisting of office, warehouse and production space, (iv) a 9,000 square foot facility in Rugby, England consisting of office and warehouse space, and (vi) a 3,000 square foot facility in Heusenstamm, Germany, consisting of office and warehouse space.

We conduct production operations at our plants in Lake Barrington, Illinois and Guadalajara, Mexico. At our plants, our production operations include (i) lamination and extrusion coating of films, (ii) slitting of film rolls, (iii) printing on film and on latex balloons, (iv) converting of film to completed products including balloons, flexible containers and pouches, and (v) production of latex balloon products. We perform all of the lamination, extrusion coating and slitting activities in our Lake Barrington, Illinois plant and produce all of our latex balloon products at our Guadalajara, Mexico plant. We print on films in Lake Barrington, Illinois and we print on latex balloons in Guadalajara, Mexico.

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

We conduct administrative and accounting functions at our headquarters in Lake Barrington, Illinois and at our facilities in Guadalajara, Mexico, Rugby, England and Heusenstamm, Germany.

Raw Materials

The principal raw materials we use in manufacturing our products are (i) petroleum or natural gas-based films, (ii) petroleum or natural gas-based resin, (iii) latex, and (iv) printing inks. The cost of raw materials represents a significant portion of the total cost of our products, with the result that fluctuations in the cost of raw materials has a material effect on our profitability. The cost of our raw materials represented approximately 45.3% of our net revenues in 2013 compared to 44.6% in 2012. During the past several years, we have experienced significant fluctuations in the cost of these raw materials. We do not have any long-term agreements for the supply of raw materials (other than one agreement for the supply of metalized polyester for a term expiring on December 31, 2015) and may experience wide fluctuations in the cost of raw materials in the future. Further, although we have been able to obtain adequate supplies of raw materials in the past, there can be no assurance that we will be able to obtain adequate supplies of one or more of our raw materials in the future.

A principal raw material for our latex balloon is natural latex. During the latter part of 2010 and into 2011, the price of natural latex increased substantially from a low in the first quarter 2010 of approximately $2.99 per kilo to a high in the first half of 2011 of approximately $5.64 per kilo. We were unable to increase the selling price of our latex balloons sufficiently to reflect this increase in the cost of latex and, as a result, during much of 2011, our margins on the sale of latex balloons decreased. The price of natural latex has declined since its high in 2011 to an average rate during 2013 of approximately $3.34 resulting in improved gross margins on latex balloons during 2013. However, the price of natural latex remains volatile and changes in the cost of latex may have a material effect on our gross margins for latex balloon products in the future.

Many of the foil balloons we produce and sell are intended to be filled with helium in order to be buoyant. Over the two past years, the price of helium has increased substantially and the availability of helium has declined. In some cases, certain of our customers have been unable to obtain a consistent supply of helium for their balloon products. We believe that the lack of availability, and the increase in the cost, of helium has affected our sales of foil balloon products and may adversely affect our sales of foil balloons in the future. We do monitor the market and sources of supply for helium, however, and we do believe it is likely that helium will become more generally available for use with balloon products within the next 12 to 18 months.

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

We believe there are approximately five manufacturers of latex balloons whose products are sold in the United States (including Pioneer Balloon and Globos Occidental) and numerous others whose products are sold in other countries.

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

Trademarks. We own eight registered trademarks in the United States relating to our balloon products. Many of these trademarks are registered in foreign countries, principally in the European Union.

Patent Rights. We own, or have license rights under, or have applied for, patents related to our balloon products, certain film products and certain flexible container products. These include (i) ownership of two patents, relating to self-sealing valves for foil balloons and methods of making balloons with such valves, (ii) several foil balloon design patents, (iii) patents and applications related to the design and structure of, and method of, inserting and affixing, zipper-closure systems in a bag, (iv) patents related to one-way valves for pouches, (v) a patent related to methods of embossing film and utilizing such film to produce pouches with fitments, (vi) a patent related to vacuumable storage bags with fitments, and (vii) a patent application related to vacuum sealing equipment.

Research and Development

We maintain a product development and research department of 16 individuals for the development or identification of new products, product components and sources of supply. Research and development includes (i) creative product development and design, (ii) creative marketing, and (iii) engineering development. During each of the fiscal years ended December 31, 2013 and 2012, we estimate that the total amount spent on research and development activities was approximately $838,000 and $516,000, respectively.

Employees

As of December 31, 2013, the Company had 105 full-time employees in the United States, of whom 20 are executive or supervisory, 5 are in sales, 61 are in manufacturing or warehouse functions and 19 are clerical. As of that same date, we had 18 full-time employees in England, of whom 3 are executive or supervisory, 5 are in sales, 9 in warehousing and one clerical. At Flexo Universal, our Mexico subsidiary, as of December 31, 2013, we had 283 full-time employees, of whom 5 are executive or supervisory, 3 are in sales, 265 are in manufacturing and 10 are clerical. As of December 31, 2013, the Company had 5 full-time employees in Germany, of whom one is executive or supervisory, 2 are in warehousing, one is clerical, and one in sales. The Company is not a party to any collective bargaining agreement in the United States has not experienced any work stoppages and believes that its relationship with its employees is satisfactory.

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

In August 2012, the U.S. Securities and Exchange Commission (SEC) issued a rule under Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act requiring companies to publicly disclose their use of conflict minerals that originated in the Democratic Republic of the Congo (DRC) or an adjoining country. Under the rule, issuers are required to conduct a reasonable country of origin inquiry and, if necessary, exercise due diligence process to ascertain the source of conflict minerals, defined as tantalum, tin, gold or tungsten, that are necessary to the functionality or production of their manufactured or contracted to be manufactured products. Companies are required to provide this disclosure on a new form to be filed with the SEC called Form SD. Companies are required to file Form SD on May 31, 2014 for the 2013 calendar period and annually on May 31 every year thereafter. We anticipate additional, new compliance costs to be incurred since one or more of the minerals specified in the rule are incorporated in products manufactured for us. We are unable to quantify the cost of implementing this new regulation at this time.

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

Our domestic and international sales to outside customers and assets by area over the period 2012-2013 have been as follows:

	United States	United Kingdom (UK)	Europe (Excluding UK)	Mexico	Consolidated
Year ended 12/31/13
Sales to outside customers	$41,956,000	$2,032,000	$1,001,000	$11,070,000	$56,059,000
Total Assets	$28,758,000	$1,025,000	$1,145,000	$8,144,000	$39,072,000

	United States	United Kingdom (UK)	Europe (Excluding UK)	Mexico	Consolidated
Year ended 12/31/12
Sales to outside customers	$35,527,000	$2,427,000	$817,000	$10,772,000	$49,543,000
Total Assets	$27,708,000	$1,133,000	$1,057,000	$7,849,000	$37,747,000

Item No. 1B – Unresolved Staff Comments

As of the filing of this Annual report on Form 10-K, we had no unresolved comments from the staff of the Securities and Exchange Commission that were received not less than 180 days before the end of our 2013 fiscal year.

Item No. 2 – Properties

We own our principal plant and offices located in Lake Barrington, Illinois, approximately 45 miles northwest of Chicago, Illinois. The facility includes approximately 75,000 square feet of office, manufacturing and warehouse space. This facility is subject to a mortgage loan with an initial principal of $2,300,000 as of April 29, 2010, having a term of approximately 7 years, with payments amortized over 25 years. The balance due on this loan on July 18, 2017 will be $1,664,000.

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

In December 2011, CTI Balloons, Ltd. entered into a 3-year lease agreement for approximately 9,000 square feet of office and warehouse space in Rugby, England at a cost of $5,000 per month. This facility is utilized to warehouse balloon products and to manage and service the Company's operations in England. In July 2013, CTI Balloons, entered into a 1-year lease agreement for an additional 3,000 square feet of office and warehouse space at a cost of $2,000 per month.

In August 2011, Flexo Universal entered into a 5-year lease agreement, expiring July 31, 2016, for the lease of approximately 73,000 square feet of manufacturing, warehouse and office space in Guadalajara, Mexico at a cost of $30,000 per month.

In September 2010, CTI Europe GmbH entered into a 3-year lease agreement for a facility located in Heusenstamm, Germany located approximately 15 miles from Frankfurt International Airport. The facility includes approximately 3,000 square feet of office and warehouse space at a cost of $2,000 per month. The lease automatically renewed in September 2013 for an additional year.

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

The high and low sales prices for the last eight fiscal quarters according to the NASDAQ Stock Market's Stock Price History Report, were:

	High	Low

January 1, 2012 to March 31, 2012	5.05	4.36
April 1, 2012 to June 30, 2012	5.09	4.49
July 1, 2012 to September 30, 2012	5.50	4.46
October 1, 2012 to December 31, 2012	5.25	4.16
January 1, 2013 to March 31, 2013	6.60	4.85
April 1, 2013 to June 30, 2013	5.50	4.17
July 1, 2013 to September 30, 2013	5.75	4.32
October 1, 2013 to December 31, 2013	5.90	4.92

As of December 31, 2013 there were approximately 34 holders of record of the Company’s Common Stock. The Company’s total number of beneficial owners of common stock of the Company is approximately 530.

The Company did not pay any cash dividends on its Common Stock during 2013 and 2012. Under the terms of the Company’s current loan agreements, the amount of dividends the Company may pay is limited by the terms of the financial covenants.

Item No. 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company produces film products for novelty, packaging container and custom film product applications. These products include foil balloons, latex balloons and related latex toy products, films for packaging applications, flexible containers for packaging and storage applications and custom film products. We produce all of our film products for packaging and container applications at our facilities in Lake Barrington, Illinois. We produce all of our latex balloons and latex products at our facility in Guadalajara, Mexico. Substantially all of our film products for packaging applications and flexible containers for packaging and storage are sold to customers in the United States. We market and sell our novelty items – principally foil balloons and latex balloons – in the United States, Mexico, the United Kingdom and a number of additional countries.

Our revenues from each of our product categories in each of the past two years have been as follows:

	(000 Omitted)
	$	% of	$	% of
Product Category	2013	Net Sales	2012	Net Sales

Foil Balloons	23,034	41.1%	22,296	45.0%

Latex Balloons	12,242	21.8%	11,129	22.5%

Pouches	12,543	22.4%	9,475	19.1%

Film Products	5,074	9.1%	4,913	9.9%

Other	3,166	5.6%	1,730	3.5%

Total	56,059	100.0%	49,543	100.0%

Our primary expenses include the cost of products sold and selling, general and administrative expenses.

Cost of products sold primarily consists of expenses related to raw materials, labor, quality control and overhead expenses such as supervisory labor, depreciation, utilities expense and facilities expense directly associated with production of our products, warehousing and fulfillment expenses and shipping costs relating to the shipment of products to customers. Cost of products sold is impacted by the cost of the raw materials used in our products, the cost of shipping, along with our efficiency in managing the production of our products.

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

Purchases by a limited number of customers represent a significant portion of our total revenues. In 2013, sales to our top 10 customers represented 68.9% of net revenues. During 2013, there were two customers to whom our sales represented more than 10% of net revenues. Our principal customer sales for 2013 and 2012 were:

Customer	Product	2013 Sales	% of 2013 Revenues	2012 Sales	% of 2012 Revenues
Dollar Tree Stores	Balloons	$15,467,000	27.6%	$13,038,000	26.3%
Wal-Mart	Vacuum Sealing System	$6,984,000	12.5%	N/A	N/A

The loss of one or both of these principal customers, or a significant reduction in purchases by one or both of them, could have a material adverse effect on our business.

We generally do not have agreements with our customers under which customers are obligated to purchase any specific or minimum amount of product from us.

Results of Operations

The following table sets forth selected results of our operations expressed as a percentage of net sales for the years ended December 31, 2013 and 2012. Our results of operations for the periods described below are not necessarily indicative of results of operations for future periods.

	Year ended December 31,
	2013	2012

Net sales	100.0%	100.0%
Costs and expenses:
Cost of products sold	77.5	78.0
Operating Expenses	18.8	19.9

Income from operations	3.7	2.1
Interest expense	(2.6)	(2.0)
Other income	0.0	0.1

Income before income taxes	1.2	0.2
Provision for income taxes	0.5	0.1

Net profit	0.7%	0.2%

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Net Sales

For the fiscal year ended December 31, 2013, consolidated net sales from the sale of all products were $56,059,000 compared to consolidated net sales of $49,543,000 for the year ended December 31, 2012, an increase of 13.2%.

Sales of foil balloons were $22,296,000 in 2012 and $23,034,000 in 2013, an increase of 3.3%. Of our total foil balloon sales in 2013, $14,496,000 were to Dollar Tree. The remaining sales were made to over 500 customers including distributors and retail stores or chains in the United States, Mexico, the United Kingdom, Europe and Latin America. Sales to these other customers decreased from $9,815,000 in 2012 to $8,538,000 in 2013.

Sales of latex balloons were $11,129,000 in 2012 and $12,242,000 in 2013, an increase of 10.0%. The increase is attributable to an increase in latex sales to a variety of customers in the United States, Mexico and Latin America.

Sales of pouch and related products were $9,475,000 in 2012 and $12,543,000 in 2013, an increase of 32.4%. Virtually all of our pouch sales in 2013 and 2012 have been of vacuumable pouches in two categories: (i) zippered pouches and (ii) vacuum sealing systems including open-top pouches or rolls and vacuum sealing machines. For 2013 and 2012, sales of pouch products in these categories have been as follows:

	(000 Omitted)
Pouches	2013	2012

Vacuum Sealing Systems	9,835	5,576

Zippered	2,708	3,899

Total	12,543	9,475

As the chart above indicates, our sales of vacuum sealing systems increased from $5,576,000 in 2012 to $9,835,000 in 2013. These sales amounts include sales of vacuum sealing machines as well as of open-top pouches and rolls. Virtually all of the sales of vacuum sealing systems shown for 2012 and 2013 relate to sales of our branded line.

Sales of film products were $4,913,000 in 2012 and $5,074,000 in 2013, an increase of 3.3%. Approximately 98% of these sales were to Rapak, L.L.C. but includes sales to three other customers.

Cost of Sales

Cost of sales decreased from 78.0% of sales in 2012 to 77.5% of sales in 2013. Several factors affecting this improvement in our margin rates included: (i) the relative increase in sales of higher margin products including vacuum sealing systems (ii) an increase in gross margin levels of our subsidiary, Flexo Universal, particularly with respect to the sale of latex balloons (iii) receipt of discounts and rebates from certain of our suppliers and (iv) sales by Clever Container Company L.L.C., a variable interest entity which was consolidated with our financial statements for the fourth quarter of 2013.

General and Administrative Expenses

General and administrative expenses increased from $6,357,000 in 2012 or 12.8% of net sales to $6,564,000 or 11.7% of net sales in 2013. The increase in general and administrative expenses is attributable principally to an increase in the administrative expenses at Flexo Universal of $197,000.

Selling

Selling expenses increased from $1,721,000 or 3.5% of sales in 2012 to $2,225,000 or 4.0% of sales in 2013. The increase in selling expenses is attributable principally to (i) an increase in payments for outside services related to our vacuum sealing system products of $323,000 and (ii) an increase in royalty expenses of $272,000. The increase in services expense relates to personnel, facilities and operating cost of a consulting and services firm which provided services to us in connection with planning, start-up, sourcing, product development, marketing and selling activities for our line of branded vacuum machines and pouches.

Advertising and Marketing

Advertising and marketing expenses decreased slightly from $1,769,000 or 3.6% of sales in 2012 to $1,734,000 or 3.1% of sales in 2013.

Other Income or Expense

During 2013, we incurred net interest expense of $1,440,000 compared to net interest expense of $991,000 during 2012. The increase in interest expense is attributable to interest accrued on a Note and Warrant Purchase Agreement among the Company and BMO Private Equity (U.S.), Inc. (“BMO Equity”) under which BMO Equity loaned the sum of $5 million to the Company in July, 2012. This interest expense includes (i) interest paid on the BMO Equity Note, (ii) a charge for the amount of the debt discount attributable to the warrants used in the transaction and (iii) a variable charge relating to the change in value of the warrants by reason of change in market price of our common stock.

During 2013, we realized a foreign currency gain in the amount of $27,000 compared to foreign currency gain in 2012 of $25,000.

Net Income or Loss

During 2013, the Company had income from operations of $2,090,000 compared to income from operations of $1,059,000 in 2012. During 2013, we had net income after provisions for interest and taxes of $376,000 on a consolidated basis compared to net income after provisions for interest and taxes of $102,000 in 2012.

Income Taxes

In 2013, the Company recognized income tax expense, on a consolidated basis, of $270,000. This income tax expense is composed of an income tax benefit in the United States of $18,000, an income tax benefit realized by CTI Balloons, our United Kingdom subsidiary, in the amount of $77,000, an income tax benefit realized by CTI Europe, our Germany subsidiary, in the amount of $48,000 and an income tax expense by Flexo Universal, our Mexico subsidiary, in the amount of $413,000. In 2012, the Company recognized income tax expense, on a consolidated basis, of $46,000. This income tax expense is composed of an income tax benefit in the United States of $113,000, an income tax expense realized by CTI Balloons, our United Kingdom subsidiary, in the amount of $42,000, an income tax benefit realized by CTI Europe, our Germany subsidiary, in the amount of $126,000 and an income tax expense by Flexo Universal, our Mexico subsidiary, in the amount of $243,000.

Financial Condition, Liquidity and Capital Resources

Cash Provided by Operating Activities During fiscal 2013, cash provided by operating activities amounted to $170,000, compared to cash used in operating activities during fiscal 2012 of $2,100,000. Significant changes in working capital items affecting cash flow provided by operating activities were:

•	Depreciation and amortization of $1,910,000
•	A decrease in net inventory of $757,000
•	An increase in accounts receivable of $1,243,000
•	A decrease in prepaid expenses and other assets of $19,000
•	A decrease in trade payables of $2,262,000
•	An increase in accrued liabilities of $49,000

Cash Used in Investing Activities During fiscal 2013, cash used in investing activities amounted to $1,948,000 compared to cash used in investing activities during fiscal 2012 of $1,212,000. Cash used in investing activities was principally for the purchase of production equipment and for maintenance expenditures. We anticipate that cash used in investing activities during 2014 will be lower than in 2013.

Cash Provided by Financing Activities During fiscal 2013, cash provided by financing activities amounted to $2,099,000, compared to cash provided by financing activities of $3,305,000 during fiscal 2012. During 2013, financing activities included proceeds from issuance of long-term debt of $234,000, repayment of long-term debt of $547,000 and an increase in the amount outstanding under our revolving line of credit of $2,311,000.

On April 29, 2010, we entered into a Credit Agreement and associated documents with Harris N.A. , now BMO Harris Bank, N.A. (“BMO Harris”) under which BMO Harris agreed to extend to the Company a credit facility in the aggregate amount of $14,417,000. The facility included (i) a Revolving Credit providing for maximum advances to the Company, and letters of credit, based upon the level of availability measured by levels of eligible receivables and inventory of the Company of $9,000,000, (ii) an Equipment Loan of up to $2,500,000 providing for loans for the purchase of equipment, (iii) a Mortgage Loan of $2,333,350, and (iv) a Term Loan in the amount of $583,333. The amount we can borrow on the Revolving Credit includes 85% of eligible accounts and 60% of eligible inventory (up to a maximum of $9,000,000). The Mortgage Loan is amortized over a term of 25 years. The maturity date of the facility was April 30, 2013, which subsequently amended and restated to July 17, 2017.

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

At December 31, 2013 the Company was paying the premium of 0.75% over prime.

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

As of December 31, 2013, the Company was in compliance with the financial covenants provided in the Loan Agreement and in the Note and Warrant Purchase Agreement.

Current Assets. As of December 31, 2013, the total current assets of the Company were $28,171,000, compared to total current assets of $27,130,000 at December 31, 2012. The change in current assets reflects, principally, (i) a decrease in net inventories of $385,000, (ii) an increase in accounts receivable of $1,110,000, (iii) an increase in the net deferred income tax asset of $85,000, and (iv) a decrease in prepaid expenses and other current assets of $84,000.

Current Liabilities. Total current liabilities decreased from $16,963,000 as of December 31, 2012 to $16,433,000 as of December 31, 2013. Accrued other liabilities includes $176,000 in payroll accruals. Changes in current liabilities included: (i) a decrease in $2,135,000 in trade payables, (ii) an increase of the line of credit of $2,514,000, and (iii) an increase in accrued and other liabilities in the amount of $6,000.

Liquidity and Capital Resources; Working Capital. As of December 31, 2013, our current assets exceeded our current liabilities by $11,738,000, we had cash and cash equivalents of $667,000 and there was available under our line of credit up to $1,391,000 in additional funds. Management believes that these available funds, our internally generated funds and the borrowing capacity under our revolving line of credit facility will be sufficient to meet working capital requirements for the remainder of 2014.

CTI Industries Corporation Stockholders’ Equity. Stockholders’ equity was $12,656,000 as of December 31, 2013 compared to $12,243,000 as of December 31, 2012.

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

Inventory Valuation. Inventories are stated at the lower of cost or market. Cost is determined using standard costs which approximate costing determined on a first-in, first out basis. Standard costs are reviewed and adjusted at the time of introduction of a new product or design, periodically and at year-end based on actual direct and indirect production costs. On a periodic basis, the Company reviews its inventory levels for estimated obsolescence or unmarketable items, in reference to future demand requirements and shelf life of the products. As of December 31, 2013, the Company had established a reserve for obsolescence, marketability or excess quantities with respect to inventory in the aggregate amount of $738,000. As of December 31, 2012, the amount of the reserve was $636,000. In addition, on a periodic basis, the Company disposes of inventory deemed to be obsolete or unsaleable and, at such time, records an expense for the value of such inventory. We record freight income as a component of net sales and record freight costs as a component of cost of goods sold.

Valuation of Long-Lived Assets. We evaluate whether events or circumstances have occurred which indicate that the carrying amounts of long-lived assets (principally property and equipment and goodwill) may be impaired or not recoverable. Significant factors which may trigger an impairment review include: changes in business strategy, market conditions, the manner of use of an asset, underperformance relative to historical or expected future operating results, and negative industry or economic trends. We apply the provisions of GAAP USA under which goodwill is evaluated at least annually for impairment. We conducted a qualitative assessment of our goodwill in our consolidated balance sheet for the year ended December 31, 2013 and 2012. We performed a quantitative assessment for the year ended December 31, 2011 in which we considered the assets and liabilities of the subsidiary, both recognized and unrecognized, as well as the cash flows necessary to operate the business relating to the assets and liabilities. From this quantitative assessment and from the qualitative assessment for December 31, 2013, we determined the fair value of the subsidiary exceeds the carrying amount initially recorded on December 31, 2006, and were therefore not impaired.

Foreign Currency Translation. All balance sheet accounts are translated using the exchange rates in effect at the balance sheet date. Statements of operations amounts are translated using the average exchange rates for the year-to-date periods. The gains and losses resulting from the changes in exchange rates during the period have been reported in other comprehensive income or loss, except that, on November 30, 2012, the Company determined that it does have an expectation of receiving payment with respect to indebtedness of Flexo to the Company, and accordingly, as of and after that date foreign currency gains and losses with respect to such indebtedness will be reported in the statement of operations.

Stock-Based Compensation. We follow GAAP USA which requires all stock-based payments to employees, including grants of employee stock options, to be recognized in the consolidated financial statements based on their grant-date fair values.

We use the Black-Scholes option pricing model to determine the fair value of stock options which requires us to estimate certain key assumptions. In accordance with the application of GAAP USA, we incurred employee stock-based compensation cost of $120,000 for the year ended December 31, 2013. At December 31, 2013, we had $121,000 of unrecognized compensation cost relating to stock options.

On July 17, 2012, the Company issued detachable warrants in connection with the Note and Warrant Purchase Agreement with BMO Equity. The fair value of the detachable warrants was estimated on the date of the grant using the Black-Scholes option-pricing model. Changes in the fair value of the warrants have been recognized in the consolidated statement of operations.

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

We evaluate all available positive and negative evidence in each tax jurisdiction regarding the recoverability of any asset recorded in our Consolidated Balance Sheets and provide valuation allowances to reduce our deferred tax assets to an amount we believe is more likely than not to be realized. We regularly review our deferred tax assets for recoverability considering historical profitability, our ability to project future taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies. If we continue to operate at a loss in certain jurisdictions or are unable to generate sufficient future taxable income within the defined lives of such assets, we could be required to increase our valuation allowance against all or a significant portion of our deferred tax assets. This increase in valuation allowance could result in substantial increases in our effective tax rate and could have a material adverse impact on our operating results. Conversely, if and when our operations in some jurisdictions become sufficiently profitable before what we have estimated in our current forecasts, we would be required to reduce all or a portion of our current valuation allowance and such reversal would result in an increase in our earnings in such period.

As of December 31, 2013, the Company had net deferred tax assets of $1,249,000 representing the amount the Company may recover in future years from future taxable income. As of December 31, 2012, the amount of the net deferred tax asset was $1,382,000. Each quarter and year-end, management makes a judgment to determine the extent to which the deferred tax asset will be recovered from future taxable income. Management reduced the valuation allowance related to the deferred tax asset to zero in 2010.

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

Item No. 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item No. 9A – Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2013, the end of the period covered by this report. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated, as appropriate, to allow for timely decisions regarding required disclosure as of December 31, 2013. There were no material changes in our internal control over financial reporting during the fourth quarter of 2013 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operation effectiveness of controls and a conclusion on this evaluation. Although there are inherent limitations in the effectiveness of any system of internal controls over financial reporting, based on our evaluation, management has concluded our internal controls over financial reporting were effective as of December 31, 2013.

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

Item 9B – Other Information

None

PART III

Item No. 10 – Directors and Executive Officers of the Registrant

Information called for by Item 9 of Part III is incorporated by reference to the definitive Proxy Statement for the 2014 Annual Meeting of Shareholders which is expected to be filed with the Commission within 120 days after December 31, 2013.

Item No. 11 – Executive Compensation

Information called for by Item 10 of Part III is incorporated by reference to the definitive Proxy Statement for the 2014 Annual Meeting of Shareholders which is expected to be filed with the Commission within 120 days after December 31, 2013.

Item No. 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information called for by Item 11 of Part III is incorporated by reference to the definitive Proxy Statement for the 2014 Annual Meeting of Shareholders which is expected to be filed with the Commission within 120 days after December 31, 2013.

Item No. 13 – Certain Relationships and Related Transactions

Information called for by Item 12 of Part III is incorporated by reference to the definitive Proxy Statement for the 2014 Annual Meeting of Shareholders which is expected to be filed with the Commission within 120 days after December 31, 2013.

Item No. 14 – Principal Accountant Fees and Services

Information called for by Item 13 of Part III is incorporated by reference to the definitive Proxy Statement for the 2014 Annual Meeting of Shareholders which is expected to be filed with the Commission within 120 days after December 31, 2013.

PART IV

Item No. 15 – Exhibits and Financial Statement Schedules

1.	The Consolidated Financial Statements filed as part of this report on Form 10-K are listed on the accompanying Index to Consolidated Financial Statements and Consolidated Financial Statement Schedules.

2.	Financial schedules required to be filed by Item 8 of this form, and by Item 15(d) below:

Schedule II	Valuation and qualifying accounts

All other financial schedules are not required under the related instructions or are inapplicable and therefore have been omitted.

3.	Exhibits:

Exhibit
Number	Document

3.1	Third Restated Certificate of Incorporation of CTI Industries Corporation (Incorporated by reference to Exhibit A contained in Registrant’s Schedule 14A Definitive Proxy Statement for solicitation of written consent of shareholders, as filed with the Commission on October 25, 1999)
3.2	By-Laws of CTI Industries Corporation (Incorporated by reference to Exhibit 3.2, contained in Registrant’s Form SB-2 Registration Statement (File No. 333-31969) effective November 5, 1997)
4.1	Form of CTI Industries Corporation’s common stock certificate (Incorporated by reference to Exhibit 4.1, contained in Registrant’s Form SB-2 Registration Statement (File No. 333-31969) effective November 5, 1997)
10.1	CTI Industries Corporation 2001 Stock Option Plan (Incorporated by reference to Appendix E contained in Registrant’s Schedule 14A Definitive Proxy Statement, as filed with the Commission on May 21, 2001)
10.2	CTI Industries Corporation 2002 Stock Option Plan (Incorporated by reference to Appendix A contained in Registrant’s Schedule 14A Definitive Proxy Statement, as filed with the Commission on May 15, 2002)
10.3	CTI Industries Corporation 2007 Stock Incentive Plan (Incorporated by reference to Appendix A contained in Registrant’s Schedule 14A Definitive Proxy Statement, as filed with the Commission on April 30, 2007)
10.4	CTI Industries Corporation 2009 Stock Incentive Plan (Incorporated by reference to Schedule A contained in Registrant’s Schedule 14A Definitive Proxy Statement, as filed with the Commission on April 30, 2009)
10.5	Credit Agreement between Harris N.A. and CTI Industries Corporation dated April 29, 2010 (Incorporated by reference to Exhibit 10.2 contained in Registrant’s Report on Form 10-Q dated May 14, 2010)
10.6	Mortgage and Security Agreement between Harris N.A. and the Company dated April 29, 2010 (Incorporated by reference to Exhibit 10.3 contained in Registrant’s Report on Form 10-Q dated May 14, 2010)

10.7	Security Agreement between Harris N.A. and the Company dated April 29, 2010 (Incorporated by reference to Exhibit 10.4 contained in Registrant’s Report on Form 10-Q dated May 14, 2010)
10.8	Pledge Agreement between Harris N.A. and the Company dated April 29, 2010 (Incorporated by reference to Exhibit 10.5 contained in Registrant’s Report on Form 10-Q dated May 14, 2010)
10.9	Trademark License Agreement between S.C. Johnson & Son, Inc. and CTI Industries Corporation dated December 14, 2011 (Incorporated by reference to Exhibit 10.14 contained in Registrant’s Report on Form 10-K dated March 29, 2012)
10.10	Third Amendment to Loan Agreement between BMO Harris Bank, N.A. and the Company dated July 17, 2012 (Incorporated by reference to Exhibit 10.1 contained in Registrant’s Report on Form 10-Q dated August 14, 2012).
10.11	Replacement Revolving Note between BMO Harris Bank, N.A. and the Company dated July 17, 2012 (Incorporated by reference to Exhibit 10.2 contained in Registrant’s Report on Form 10-Q dated August 14, 2012).
10.12	Note and Warrant Purchase Agreement between BMO Private Equity, Inc. and the Company dated July 17, 2012 (Incorporated by reference to Exhibit 10.3 contained in Registrant’s Report on Form 10-Q dated August 14, 2012).
10.13	Warrant Agreement between BMO Private Equity (U.S.), Inc. and the Company dated July 17, 2012 (Incorporated by reference to Exhibit 10.4 contained in Registrant’s Report on Form 10-Q dated August 14, 2012).
10.14	Senior Secured Subordinated Promissory Note between BMO Private Equity (U.S.), Inc. and the Company dated July 17, 2012 (Incorporated by reference to Exhibit 10.5 contained in Registrant’s Report on Form 10-Q dated August 14, 2012).
10.15	Employment Agreement between Howard W. Schwan and the Company dated September 24, 2012 (Incorporated by reference to Exhibit 10.6 contained in Registrant’s Report on Form 10-Q dated November 14, 2012).
10.16	Consulting Agreement between Schwan Flexible Packaging, L.L.C, Howard W. Schwan, and the Company dated January 1, 2013 (Incorporated by reference to Exhibit 10.7 contained in Registrant’s Report on Form 10-Q dated November 14, 2012).
10.17	Lease Agreement between Schultz Bros. Co. and the Company dated September 19, 2012 (Incorporated by reference to Exhibit 10.8 contained in Registrant’s Report on Form 10-Q dated November 14, 2012).
10.18	Fourth Amendment to Loan Agreement between BMO Harris Bank, N.A. and the Company dated April 12, 2013. (Incorporated by reference to Exhibit 10.1 contained in Registrant’s Report on Form 10-Q dated May 15, 2013).

10.19	First Amendment to Note and Warrant Purchase Agreement between BMO Private Equity (U.S.), Inc. and the Company dated April 12, 2013. (Incorporated by reference to Exhibit 10.2 contained in Registrant’s Report on Form 10-Q dated May 15, 2013).
10.20	Supply Agreement between Toray Plastics (America), Inc. and the Company dated December 30, 2013.
14	Code of Ethics (Incorporated by reference to Exhibit contained in the Registrant’s Form 10-K/A Amendment No. 2, as filed with the Commission on October 8, 2004)
21	Subsidiaries (description incorporated in Form 10-K under Item No. 1)
23.1	Consent of Independent Registered Public Accounting Firm, Plante & Moran, PLLC.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith)
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
99	Audited financial statements of the Company’s subsidiary, Flexo Universal, S.A. de C.V. for the year ended December 31, 2013.
101	Interactive Data Files, including the following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements.

(a)	The Exhibits listed in subparagraph (a)(3) of this Item 15 are attached hereto unless incorporated by reference to a previous filing.
(b)	The Schedule listed in subparagraph (a)(2) of this Item 15 is attached hereto.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 31, 2014.

CTI INDUSTRIES CORPORATION
By:	/s/ Stephen M. Merrick
Stephen M. Merrick, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ John H. Schwan	Chief Executive Officer and Director	March 31, 2014
John H. Schwan

/s/ Stephen M. Merrick	President, Secretary, and Director	March 31, 2014
Stephen M. Merrick

/s/ Timothy S. Patterson	Chief Financial Officer and Senior	March 31, 2014
Timothy S. Patterson	Vice President of Finance

/s/ Stanley M. Brown	Director	March 31, 2014
Stanley M. Brown

/s/ Bret Tayne	Director	March 31, 2014
Bret Tayne

/s/ John I. Collins	Director	March 31, 2014
John I. Collins

/s/ John Klimek	Director	March 31, 2014
John Klimek

/s/ Howard Eirinberg	Director	March 31, 2014
Howard Eirinberg

EXHIBIT INDEX

Exhibit
Number	Document

3.1	Third Restated Certificate of Incorporation of CTI Industries Corporation (Incorporated by reference to Exhibit A contained in Registrant’s Schedule 14A Definitive Proxy Statement for solicitation of written consent of shareholders, as filed with the Commission on October 25, 1999)
3.2	By-Laws of CTI Industries Corporation (Incorporated by reference to Exhibit 3.2, contained in Registrant’s Form SB-2 Registration Statement (File No. 333-31969) effective November 5, 1997)
4.1	Form of CTI Industries Corporation’s common stock certificate (Incorporated by reference to Exhibit 4.1, contained in Registrant’s Form SB-2 Registration Statement (File No. 333-31969) effective November 5, 1997)
10.1	CTI Industries Corporation 2001 Stock Option Plan (Incorporated by reference to Appendix E contained in Registrant’s Schedule 14A Definitive Proxy Statement, as filed with the Commission on May 21, 2001)
10.2	CTI Industries Corporation 2002 Stock Option Plan (Incorporated by reference to Appendix A contained in Registrant’s Schedule 14A Definitive Proxy Statement, as filed with the Commission on May 15, 2002)
10.3	CTI Industries Corporation 2007 Stock Incentive Plan (Incorporated by reference to Appendix A contained in Registrant’s Schedule 14A Definitive Proxy Statement, as filed with the Commission on April 30, 2007)
10.4	CTI Industries Corporation 2009 Stock Incentive Plan (Incorporated by reference to Schedule A contained in Registrant’s Schedule 14A Definitive Proxy Statement, as filed with the Commission on April 30, 2009)
10.5	Credit Agreement between Harris N.A. and CTI Industries Corporation dated April 29, 2010 (Incorporated by reference to Exhibit 10.2 contained in Registrant’s Report on Form 10-Q dated May 14, 2010)
10.6	Mortgage and Security Agreement between Harris N.A. and the Company dated April 29, 2010 (Incorporated by reference to Exhibit 10.3 contained in Registrant’s Report on Form 10-Q dated May 14, 2010)
10.7	Security Agreement between Harris N.A. and the Company dated April 29, 2010 (Incorporated by reference to Exhibit 10.4 contained in Registrant’s Report on Form 10-Q dated May 14, 2010)

10.8	Pledge Agreement between Harris N.A. and the Company dated April 29, 2010 (Incorporated by reference to Exhibit 10.5 contained in Registrant’s Report on Form 10-Q dated May 14, 2010)
10.9	Trademark License Agreement between S.C. Johnson & Son, Inc. and CTI Industries Corporation dated December 14, 2011 (Incorporated by reference to Exhibit 10.14 contained in Registrant’s Report on Form 10-K dated March 29, 2012)
10.10	Third Amendment to Loan Agreement between BMO Harris Bank, N.A. and the Company dated July 17, 2012 (Incorporated by reference to Exhibit 10.1 contained in Registrant’s Report on Form 10-Q dated August 14, 2012).
10.11	Replacement Revolving Note between BMO Harris Bank, N.A. and the Company dated July 17, 2012 (Incorporated by reference to Exhibit 10.2 contained in Registrant’s Report on Form 10-Q dated August 14, 2012).
10.12	Note and Warrant Purchase Agreement between BMO Private Equity, Inc. and the Company dated July 17, 2012 (Incorporated by reference to Exhibit 10.3 contained in Registrant’s Report on Form 10-Q dated August 14, 2012).
10.13	Warrant Agreement between BMO Private Equity (U.S.), Inc. and the Company dated July 17, 2012 (Incorporated by reference to Exhibit 10.4 contained in Registrant’s Report on Form 10-Q dated August 14, 2012).
10.14	Senior Secured Subordinated Promissory Note between BMO Private Equity (U.S.), Inc. and the Company dated July 17, 2012 (Incorporated by reference to Exhibit 10.5 contained in Registrant’s Report on Form 10-Q dated August 14, 2012).
10.15	Employment Agreement between Howard W. Schwan and the Company dated September 24, 2012 (Incorporated by reference to Exhibit 10.6 contained in Registrant’s Report on Form 10-Q dated November 14, 2012).
10.16	Consulting Agreement between Schwan Flexible Packaging, L.L.C, Howard W. Schwan, and the Company dated January 1, 2013 (Incorporated by reference to Exhibit 10.7 contained in Registrant’s Report on Form 10-Q dated November 14, 2012).
10.17	Lease Agreement between Schultz Bros. Co. and the Company dated September 19, 2012 (Incorporated by reference to Exhibit 10.8 contained in Registrant’s Report on Form 10-Q dated November 14, 2012).
10.18	Fourth Amendment to Loan Agreement between BMO Harris Bank, N.A. and the Company dated April 12, 2013. (Incorporated by reference to Exhibit 10.1 contained in Registrant’s Report on Form 10-Q dated May 15, 2013).

10.19	First Amendment to Note and Warrant Purchase Agreement between BMO Private Equity (U.S.), Inc. and the Company dated April 12, 2013. (Incorporated by reference to Exhibit 10.2 contained in Registrant’s Report on Form 10-Q dated May 15, 2013).
10.20	Supply Agreement between Toray Plastics (America), Inc. and the Company dated December 30, 2013.
14	Code of Ethics (Incorporated by reference to Exhibit 14 contained in the Registrant’s Form 10-K/A Amendment No. 2, as filed with the Commission on October 8, 2004)
21	Subsidiaries (description incorporated in Form 10-K under Item No. 1)
23.1	Consent of Independent Registered Public Accounting Firm, Plante & Moran, PLLC.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith)
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
99	Audited financial statements of the Company’s subsidiary, Flexo Universal, S.A. de C.V. for the year ended December 31, 2013.
101	Interactive Data Files, including the following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements.

CTI Industries Corporation

and Subsidiaries

Consolidated Financial Statements

Years ended December 31, 2013 and 2012

All other schedules for which a provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders of

CTI Industries Corporation and Subsidiaries

Lake Barrington, Illinois

We have audited the accompanying consolidated balance sheet of CTI Industries Corporation and Subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive income, stockholders' equity and cash flows for the years then ended. Our audits of the consolidated financial statements included the financial statement schedule appearing under Schedule II. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the 2013 financial statements of Flexo Universal S.A. de C.V., a 99.82% owned subsidiary, which statements reflect total assets and revenues constituting 21 percent and 22 percent, respectively, of the related consolidated totals as of and for the year ended December 31, 2013. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Flexo Universal S.A. de C.V., is based solely on the report of the other auditors.

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

In our opinion, based on our report and the 2013 report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CTI Industries Corporation and Subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for the year ended December 31, 2013 and 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related consolidated financial statement schedule for the year ended December 31, 2013 and 2012, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Plante & Moran, PLLC

Chicago, Illinois

March 31, 2014

CTI Industries Corporation and Subsidiaries

Consolidated Balance Sheets

	December 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents (VIE $54,000 and $22,000, respectively)	$666,616	$351,064
Accounts receivable, (less allowance for doubtful accounts of $217,000 and $99,000 respectively)	8,883,106	7,773,332
Inventories, net (VIE $390,000 and $0, respectively)	15,428,413	15,813,276
Net deferred income tax asset	931,245	846,371
Prepaid expenses (VIE $3,000 and $0, respectively)	1,315,384	1,525,092
Other current assets (VIE $76,000 and $108,000, respectively)	945,914	820,619

Total current assets	28,170,678	27,129,754

Property, plant and equipment:
Machinery and equipment (VIE $723,000 and $701,000, respectively)	26,639,722	25,530,893
Building	3,360,017	3,360,017
Office furniture and equipment (VIE $39,000 and $0, respectively)	3,287,951	3,137,123
Intellectual property	482,088	432,070
Land	250,000	250,000
Leasehold improvements	586,515	431,644
Fixtures and equipment at customer locations	2,784,419	2,784,419
Projects under construction	1,009,623	644,948
	38,400,335	36,571,114
Less : accumulated depreciation and amortization	(29,718,564)	(27,872,044)

Total property, plant and equipment, net	8,681,771	8,699,070

Other assets:
Deferred financing costs, net	197,585	216,292
Goodwill (VIE $440,000 and $0, respectively)	1,473,176	1,033,077
Net deferred income tax asset	317,639	535,954
Other assets (due from related party $24,000 and $19,000, respectively)	230,651	132,996

Total other assets	2,219,051	1,918,319

TOTAL ASSETS	$39,071,500	$37,747,143

LIABILITIES AND EQUITY
Current liabilities:
Checks written in excess of bank balance	$704,757	$517,089
Trade payables (VIE $94,000 and $66,000, respectively)	3,573,007	5,708,271
Line of credit (VIE $219,000 and $0, respectively)	8,769,024	6,254,648
Notes payable - current portion (net discount of $125,000 and $107,000, repectively) (VIE $107,000 and $101,000, respectively)	342,931	354,342
Notes payable - officers, subordinated, current portion	-	1,123,742
Notes Payable Affiliates - current portion	9,079	8,113
Capital Lease - current portion	30,487	-
Accrued liabilities (VIE $73,000 and $31,000, respectively)	3,003,704	2,997,242

Total current liabilities	16,432,989	16,963,447

Long-term liabilities:
Notes Payable - Affiliates	281,148	141,052
Notes payable, net of current portion (net discount of $430,000 and $555,000, respectively) (VIE $441,000 and $533,000, respectively)	7,511,383	7,839,351
Notes payable - officers, subordinated	1,155,705	-
Capital Lease	109,670	-

Total long-term debt, net of current portion	9,057,906	7,980,403

Warrants Payable	816,480	721,247

Total long-term liabilities	9,874,386	8,701,650

Equity:
CTI Industries Corporation stockholders' equity:
Preferred Stock — no par value 2,000,000 shares authorized 0 shares issued and outstanding	-	-
Common stock - no par value, 5,000,000 shares authorized, 3,320,773 and 3,320,773 shares issued and 3,248,646 and 3,248,646 outstanding, respectively	13,775,994	13,775,994
Paid-in-capital	1,165,549	1,045,987
Accumulated earnings (deficit)	109,137	(266,372)
Accumulated other comprehensive loss	(2,253,501)	(2,171,582)
Less: Treasury stock, 72,127 shares	(141,289)	(141,289)

Total CTI Industries Corporation stockholders' equity	12,655,890	12,242,738

Noncontrolling interest	108,235	(160,692)

Total Equity	12,764,125	12,082,046

TOTAL LIABILITIES AND EQUITY	$39,071,500	$37,747,143

See accompanying notes to consolidated financial statements

CTI Industries Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

	For the Year Ended December 31,
	2013	2012

Net Sales	$56,059,477	$49,542,762

Cost of Sales	43,446,618	38,636,245

Gross profit	12,612,859	10,906,517

Operating expenses:
General and administrative	6,564,355	6,357,249
Selling	2,224,551	1,720,878
Advertising and marketing	1,733,609	1,769,477

Total operating expenses	10,522,515	9,847,604

Income from operations	2,090,344	1,058,913

Other (expense) income:
Interest expense	(1,461,855)	(1,013,295)
Interest income	22,143	22,143
Foreign currency gain	27,232	24,841

Total other expense, net	(1,412,480)	(966,311)

Income before taxes	677,864	92,602

Income tax expense	269,836	46,272

Net Income	408,028	46,330

Less: Net income (loss) attributable to noncontrolling interest	32,519	(55,419)

Net income attributable to CTI Industries Corporation	$375,509	$101,749

Other Comprehensive (Loss) Income
Foreign currency adjustment	(81,919)	114,097
Comprehensive income attributable to CTI Industries Corporation	$293,590	$215,846

Basic income per common share	$0.12	$0.03

Diluted income per common share	$0.11	$0.03

Weighted average number of shares and equivalent shares of common stock outstanding:
Basic	3,248,646	3,216,756

Diluted	3,404,804	3,293,106

See accompanying notes to consolidated financial statements

CTI Industries Corporation and Subsidiaries

Consolidated Statements of Stockholders' Equity

	CTI Industries Corporation
				Value of warrants		Accumulated
				issued in		Other	Less
	Common Stock		Paid-in	connection with	Accumulated	Comprehensive	Treasury Stock		Noncontrolling
	Shares	Amount	Capital	subordinated debt	Deficit	Loss	Shares	Amount	Interest	TOTAL
Balance, December 31, 2011	3,276,633	$13,704,890	$950,968	$-	$(368,122)	$(2,285,679)	(72,127)	$(141,289)	$(105,273)	$11,755,495

Compensation relating to Option Issuance			$95,019							$95,019

Options Exercised	49,000	$95,304								$95,304

Stock exchanged for exercise of options	(4,860)	$(24,200)								$(24,200)

Net Income					$101,750				$(55,419)	$46,331

Other comprehensive income, net of taxes Foreign currency translation						$114,097				$114,097

Balance, December 31, 2012	3,320,773	13,775,994	1,045,987	-	(266,372)	(2,171,582)	(72,127)	(141,289)	(160,692)	$12,082,046

Compensation relating to Option Issuance			$119,562							$119,562

Noncontrolling interest in variable interest entity									$250,408	$250,408

Dividends Declared									$(14,000)	$(14,000)

Net Income					$375,509				$32,519	$408,028

Other comprehensive income, net of taxes Foreign currency translation						$(81,919)				$(81,919)

Balance, December 31, 2013	3,320,773	$13,775,994	$1,165,549	$-	$109,137	$(2,253,501)	(72,127)	$(141,289)	108,235	12,764,125

See accompanying notes to consolidated financial statements

CTI Industries Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2013	2012

Cash flows from operating activities:
Net income	$408,028	$46,330
Adjustment to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	1,909,845	1,727,924
Amortization of debt discount	107,483	45,956
Change in value of swap agreement	(67,734)	(12,977)
Stock based compensation	119,562	95,019
Provision for losses on accounts receivable	137,566	29,681
Provision for losses on inventories	101,282	251,654
Deferred income taxes	133,442	(424,841)
Change in assets and liabilities:
Accounts receivable	(1,242,753)	(536,373)
Inventories	757,124	(2,498,075)
Prepaid expenses and other assets	18,704	(455,557)
Trade payables	(2,262,353)	(1,002,822)
Accrued liabilities	49,441	633,715

Net cash provided by (used in) operating activities	169,637	(2,100,366)

Cash flows from investing activities:
Cash effect from consolidation of variable interest entity	111,104	-
Purchases of property, plant and equipment	(2,058,901)	(1,211,937)

Net cash used in investing activities	(1,947,797)	(1,211,937)

Cash flows from financing activities:
Change in checks written in excess of bank balance	176,780	361,316
Net change in revolving line of credit	2,311,173	(1,055,015)
Repayment of long-term debt (related parties $40,000 and $413,000)	(547,331)	(854,405)
Proceeds from issuance of debt	233,996	5,005,531
Proceeds from exercise of stock options and warrants	-	67,232
Proceeds from issuance of notes receivable	(26,220)	-
Dividends paid	(14,000)	-
Cash paid for deferred financing fees	(35,397)	(219,350)

Net cash provided by financing activities	2,099,001	3,305,309

Effect of exchange rate changes on cash	(5,289)	19,535

Net increase in cash and cash equivalents	315,552	12,541

Cash and cash equivalents at beginning of year	351,064	338,523

Cash and cash equivalents at end of year	$666,616	$351,064

Supplemental disclosure of cash flow information:
Cash payments for interest	$1,303,368	$857,547

Cash payments for taxes	$25,000	$18,430

Supplemental Disclosure of non-cash investing and financing activity
Property, plant & equipment acquisitions funded by liabilities	$26,433	$280,606

Exercise options and payments of subordinated debt	$-	$3,872

See accompanying notes to consolidated financial statements

Notes to Consolidated Financial Statements Years Ended

December 31, 2013 and 2012

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

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of CTI Industries Corporation, its wholly owned subsidiaries CTI Balloons Limited, CTF International S.A. de C.V., and CTI Helium, Inc. and its majority owned subsidiaries, Flexo Universal, CTI Mexico Corporation and CTI Europe, as well as the accounts of Venture Leasing S. A. de R. L., Venture Leasing L.L.C., and Clever Container Company L.L.C. (Clever Container). The last three entities have been consolidated as variable interest entities. All significant intercompany accounts and transactions have been eliminated upon consolidation.

Variable Interest Entities

The determination of whether or not to consolidate a variable interest entity under U.S. GAAP requires a significant amount of judgment concerning the degree of control over an entity by its holders of variable interest. To make these judgments, management has conducted an analysis of the relationship of the holders of variable interest to each other, the design of the entity, the expected operations of the entity, which holder of variable interests is most “closely associated” to the entity and which holder of variable interests is the primary beneficiary required to consolidate the entity. Upon the occurrence of certain events, management reviews and reconsiders its previous conclusion regarding the status of an entity as a variable interest entity. Upon the adoption of amended accounting guidance applicable to variable interest entities on January 1, 2010, management continually reconsiders whether the Company are deemed to be a variable interest entity’s primary beneficiary who consolidates such entity. The Company has three entities that have been consolidated as variable interest entities. (See Note 13)

Foreign Currency Translation

The financial statements of foreign subsidiaries are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities, the historical exchange rate for stockholders’ equity, and a weighted average exchange rate for each period for revenues and expenses. Translation adjustments are recorded in accumulated other comprehensive income (loss) as the local currencies of the subsidiaries are the functional currencies. Foreign currency transaction gains and losses are recognized in the period incurred and are included in the consolidated statements of operations, except that, on November 30, 2012, the Company determined that it does have an expectation of receiving payment with respect to indebtedness of Flexo to the Company, and accordingly, as of and after that date foreign currency gains and losses with respect to such indebtedness are reported in the statement of operations.

Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the amounts reported of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period in the financial statements and accompanying notes. Actual results may differ from those estimates. The Company’s significant estimates include valuation allowances for doubtful accounts, lower of cost or market of inventory, slow moving inventory, deferred tax assets, recovery value of goodwill, and assumptions used as inputs in the Black-Scholes option-pricing model.

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

Property, Plant and Equipment

Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged to operations as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized on a straight-line method over the lesser of the estimated useful life or the lease term. The estimated useful lives range as follows:

Building	25 - 30 years
Machinery and equipment	3 - 15 years
Projects that prolong the life and increase efficiency of machinery	3 - 5 years
Light Machinery	5 - 10 years
Heavy Machinery	10 - 15 years
Office furniture and equipment	5 - 8 years
Intellectual Property	9 - 15 years
Leasehold improvements	5 - 8 years
Furniture and equipment at customer locations	1 - 3 years

Light machinery consists of forklifts, scissor lifts, and other warehouse machinery. Heavy machinery consists of production equipment including laminating, printing and converting equipment. Projects in process represent those costs capitalized in connection with construction of new assets and/or improvements to existing assets including a factor for interest on funds committed to projects in process of $29,000 and $24,000 for the years ended December 31, 2013 and 2012, respectively. Upon completion, these costs are reclassified to the appropriate asset class.

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

Goodwill

The Company applies the provisions of GAAP USA, under which goodwill is tested at least annually for impairment. Goodwill on the accompanying balance sheets relates to the Company’s acquisition of Flexo Universal in a prior year as well as the investment in CTI Europe in a prior year and the goodwill related to Clever Container, a variable interest entity in which CTI is primary beneficiary. It is the Company’s policy to perform impairment testing for Flexo Universal and Clever Container annually as of December 31, or as circumstances change. An annual impairment review was completed and no impairment was noted for the years ended December 31, 2013 and 2012 (see Note 14). While the Company believes that its estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect these evaluations.

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

Income Taxes

The Company accounts for income taxes using the liability method. As such, deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Deferred tax assets and liabilities are measured using enacted tax rates expected to be in effect when the anticipated reversal of these differences is scheduled to occur. Deferred tax assets are reduced by a valuation allowance when management cannot determine, in its opinion, that it is more likely than not that the Company will recover that recorded value of the deferred tax asset. The Company is subject to U.S. Federal, state and local taxes as well as foreign taxes in the United Kingdom, Germany and Mexico. U.S. income tax expense and foreign withholding taxes are provided on remittances of foreign earnings and on unremitted foreign earnings that are not indefinitely reinvested.

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

Research and Development

The Company conducts product development and research activities which include (i) creative product development and (ii) engineering. During the years ended December 31, 2013 and 2012, research and development activities totaled $838,000 and $516,000, respectively.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expenses amounted to $170,000 and $44,000 for the years ended December 31, 2013 and 2012, respectively.

3. New Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” The new guidance requires that unrecognized tax benefits be presented on a net basis with the deferred tax assets for such carryforwards. This new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2013. We will adopt the provisions of this new guidance in 2014. We do not expect the adoption of the new provisions to have a material impact on our financial condition or results of operations.

In February 2013, the FASB updated the guidance requiring companies to report, in one place, information about reclassifications of accumulated other comprehensive income (“AOCI”) and changes in AOCI balances. For significant items reclassified out of AOCI to net income in their entirety in the same reporting period, reporting is required about the effect of the reclassifications on the respective line items in the statement where net income is presented. For items that are not reclassified to net income in their entirety in the same reporting period, a cross reference to other disclosures currently required in conformity with accounting principles generally accepted in the United States is required. The above information must be presented in one place, either parenthetically on the face of the consolidated financial statements by income statement line item, or in a note. The adoption of this updated guidance is effective beginning with fiscal year 2013. The adoption of this guidance did not have a material impact on our consolidated financial position, results of operations or cash flows, other than the related disclosures to the extent applicable.

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of the input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The following table presents information about the Company’s liabilities measured at fair value on a recurring basis as of December 31, 2013 and 2012, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

	Amount as of
Description	12/31/2013	Level 1	Level 2	Level 3
Interest Rate Swap	$60,000	$-	$60,000	$-
Warrant Liability	816,000	-	816,000	-
	$876,000		$876,000

	Amount as of
Description	12/31/2012	Level 1	Level 2	Level 3
Interest Rate Swap	$128,000	$-	$128,000	$-
Warrant Liability	721,000	-	721,000	-
	$849,000		$849,000

The fair value of the detachable warrants was estimated on the date of the grant using the Black-Scholes option-pricing model. This model uses the assumptions listed in the table below as of July 17, 2012 (initial valuation date of the warrants). In the valuation of the warrants, it was determined that the warrants were required to be carried as a derivative liability at fair value. Changes in the fair value of the warrants have been recognized in the consolidated statement of operations.

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

Fair Values of Derivative Instruments in the Consolidated Balance Sheets

	Liability Derivatives
As of December 31,	2013		2012
Derivatives not designated as hedging instruments under Statement 133	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest Rate Contracts	Accrued Liabilities	$60,000	Accrued Liabilities	$128,000

The Effect of Derivative Instruments on the Consolidated Statements of Operations

December 31,	2013		2012
Derivatives not Designated as Hedging Instruments under Statement 133	Location of Gain Recognized in Income on Derivative	Amount of Gain Recognized in Income on Derivative	Location of Gain Recognized in Income on Derivative	Amount of Gain Recognized in Income on Derivative
Interest Rate Contracts	Interest Expense	$14,000	Interest Expense	$67,000
Interest on fixed/variable rate variances		$82,000		$80,000

5. Other Comprehensive (Loss) Income

The following table sets forth the tax effects of components of other comprehensive (loss) income and the accumulated balance of other comprehensive (loss) income and each component.

Tax Effects Allocated to Each Component of Other Comprehensive (Loss) Income

for the years ended December 31, 2013 and 2012

		Tax
	Before-Tax	(Expense)	Net-of-Tax
	Amount	or Benefit	Amount
2013
Foreign currency translation adjustments	$(81,919)	$-	$(81,919)
Other comprehensive loss	$(81,919)	$-	$(81,919)

		Tax
	Before-Tax	(Expense)	Net-of-Tax
	Amount	or Benefit	Amount
2012
Foreign currency translation adjustments	$114,097	$-	$114,097
Other comprehensive income	$114,097	$-	$114,097

Accumulated Other Comprehensive Loss Balances as of December 31, 2013

		Accumulated
	Foreign	Other
	Currency	Comprehensive
	Items	Loss
Beginning balance	$(2,171,582)	$(2,171,582)
Current period change	(81,919)	(81,919)
Ending balance	$(2,253,501)	$(2,253,501)

Accumulated Other Comprehensive Loss Balances as of December 31, 2012

		Accumulated
	Foreign	Other
	Currency	Comprehensive
	Items	Loss
Beginning balance	$(2,285,679)	$(2,285,679)
Current period change	114,097	114,097
Ending balance	$(2,171,582)	$(2,171,582)

For the years ended December 31, 2013 and 2012, no tax benefit has been recorded on the foreign currency translation adjustments; as such amounts would result in a deferred tax asset and are not expected to reverse in the foreseeable future.

6. Major Customers

For the year ended December 31, 2013, the Company’s top three customers accounted for approximately 27.6%, 12.5% and 8.9% of consolidated net sales. In 2012, the top three customers accounted for approximately 26.3%, 8.9% and 7.5% of consolidated net sales. At December 31, 2013, the outstanding accounts receivable balances due from these three customers were $1,523,000, $2,085,000 and $305,000, respectively. At December 31, 2012, the outstanding accounts receivable balances due from these three customers were $2,021,000, $627,000 and $0, respectively.

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

Inventories are comprised of the following:

	December 31, 2013	December 31, 2012
Raw materials	$3,342,528	$3,485,641
Work in Process	1,149,704	1,388,271
Finished Goods	11,673,872	11,575,593
Allowance for excess quantities	(737,691)	(636,229)
Total inventories	$15,428,413	$15,813,276

8.	Notes Payable and Capital Leases

Long term debt consists of:

	Dec. 31, 2013	Dec. 31, 2012

Mezzanine Note Payable BMO Private Equity, balance due January 18, 2018, interest at 11.50% (effective rate of 15.56%)	$5,000,000	$5,000,000
Less: Remaining debt discount to be amortized	(555,000)	(663,000)
Term Loan with Barrington Bank, payable in monthly installments of $11,000 amortized over 7 years, interest at 6.25%, balance due May 2016, which uses balloon production and related equipment as collateral.	533,000	633,000
Mortgage Loan with BMO Harris, payable in monthly installments of $7,778 plus interest at prime (3.25%) plus a premium rate (based on loan covenants) of 0.75% (4.00%) at December 31, 2013 and 2012, (amortized over 25 years), balance due July 18, 2017.	1,979,000	2,084,000
Promissory Note with John J. Blaser and Stephanie M. Blaser due on demand, interest at 4.25%.	15,000	-
Equipment Loan with BMO Harris, payable in monthly installments of $22,323 beginning April 2012 plus interest at prime (3.25%) plus a premium rate (based on loan covenants) of 0.75% (4.00%) at December 31, 2013 and 2012, (amortized over 60 months), balance due March 31, 2017.	871,000	1,138,000
Capital Lease with First American Equipment Finance, payable in monthly installments of $2,890 (amortized over 5 years).	122,000	-
Capital Lease with Wells Fargo, payable in monthly installments of $367 (amortized over 5 years).	18,000	-
Subordinated Notes (Officer) due on demand, interest at 9% (see Notes 9, 12).	4,000	29,000
Subordinated Notes (Officer) due on demand, interest at 8% (see Notes 9, 12).	632,000	595,000
Subordinated Notes (Officer) due on demand, interest at prime (3.25%) plus 2% (5.25%) at December 31, 2013 and 2012 (see Note 9).	520,000	500,000
Notes Payable (Affiliates) due 2015, interest at prime (3.25%) plus 0.25% (3.50%) at December 31, 2013 and 2012 (see Note 12).	32,000	30,000
Promissory Note with Merrick Company due on demand, interest at 4.25%.	94,000	-
Promissory Note with Schwan Leasing due on demand, interest at 4.25%.	70,000	-
Notes Payable (Affiliates) due 2021, interest at 11.75% (see Note 12).	105,000	116,000
Employee Advances due on demand	-	3,000
Total long-term debt	9,440,000	9,462,000
Less current portion	(382,000)	(1,485,000)
Total Long-term debt, net of current portion	$9,058,000	$7,980,000

On April 29, 2010, the Company entered into a Credit Agreement and associated documents with BMO Harris under which BMO Harris agreed to extend to the Company a credit facility in the aggregate amount of $14,417,000. The facility includes (i) a Revolving Credit providing for maximum advances to the Company, and letters of credit, based upon the level of availability measured by levels of eligible receivables and inventory of the Company of $9,000,000, (ii) an Equipment Loan of up to $2,500,000 providing for loans for the purchase of equipment, (iii) a Mortgage Loan of $2,333,350, and (iv) a Term Loan in the amount of $583,333. The amount we can borrow on the Revolving Credit includes 85% of eligible accounts and 60% of eligible inventory (up to a maximum of $9,000,000). The Mortgage Loan is amortized over a term of 25 years. The maturity date of the facility was April 30, 2013, which was subsequently amended and restated to July 17, 2017. As of December 31, 2013 the balance outstanding on the Revolving Line of credit with BMO Harris was $8,384,000, which bears interest of 3.5%, leaving an amount available for borrowing of $1,391,000. As of December 31, 2013 the balance outstanding on the Line of credit at Flexo Universal was $165,000, which bears interest of 13.6%.

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

As of December 31, 2013, the Company was in compliance with these covenants.

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

Also, on July 17, 2012, the Company entered into a Note and Warrant Purchase Agreement with BMO Equity pursuant to which (i) BMO Equity advanced to the Company the sum of $5 million and (ii) the Company issued to BMO Equity a detachable warrant to purchase up to Four Percent (4%) of the outstanding shares of common stock of the Company on a fully-diluted basis (140,048 shares of common stock of the Company) at the price of One Cent ($0.01) per share. An initial value of $703,000 was allocated to the detachable warrant. The term of the loan provided for in this Agreement is five and a half years. Interest is payable on the outstanding balance of the loan at the rate of 11.5% per annum.

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

The amortization of the debt discount will result in the Company’s recognition of additional interest expense based on the effective interest method over the term of the underlying notes payable. Additional interest expense and accretion of $107,000 and $46,000 was recognized during 2013 and 2012, respectively.

The Note and Warrant Purchase Agreement includes provisions for:

(i)	a closing fee of $100,000

(ii)	payment of the principal amount in five and a half years with optional prepayment subject to certain prepayment premiums;

(iii)	security for the note obligations in all assets of the Company junior to the security interest of BMO Harris;

(iv)	various representations and warranties and covenants of the Company;

(v)	financial covenants including an applicable senior leverage ratio, fixed charge coverage ratio and tangible net worth amount.

Future minimum principal payments for amounts outstanding under these long-term debt agreements for each of the years ended December 31 are:

2014	$382,000
2015	360,000
2016	548,000
2017	1,716,000
2018	5,021,000
Thereafter	1,413,000
Total	$9,440,000

9.	Subordinated Debt

In February 2003, the Company received $1,630,000 from certain shareholders in exchange for (i) 9% subordinated notes and (ii) five year warrants to purchase 163,000 common shares at $4.87 per share. The proceeds were to (i) re-finance the bank loan of CTI Mexico in the amount of $880,000 and (ii) to provide financing for CTI Mexico and Flexo Universal. The value of the warrants was $460,000 calculated using Black-Scholes option pricing formula. The Company applied the discount against the subordinated debt. The discount was amortized using the effective interest method to interest expense over the term of the debt. These loans are subordinated to the bank debt of the Company. On February 8, 2008 those shareholders exercised these warrants in exchange for a reduction on these notes of $794,000. The remaining balance of $4,000 is due on demand.

In February 2006, the Company received $1,000,000 from certain shareholders in exchange for (i) five year subordinated notes bearing interest at 2% over the prime rate determined on a quarterly basis and (ii) five year warrants to purchase an aggregate of 303,030 shares of common stock of the Company at the price of $3.30 per share. The proceeds were to fund capital improvements and give additional liquidity to the Company. The value of the warrants was $443,000 using the Black-Scholes option pricing formula. The Company applied the discount against the subordinated debt. The discount was amortized using the effective interest method to interest expense over the term of the debt. These loans are subordinated to the bank debt of the Company. On May 28, 2010, these shareholders exercised all of these warrants in exchange for note indebtedness. The remaining balance of $520,000 is due on demand.

At various times from 2003 to 2005, certain shareholders loaned an aggregate of $814,000 to the Company in exchange for notes bearing interest at an annual rate of 8%. These notes are subordinated to the bank loan of the Company. The remaining balance of $632,000 is due on demand.

10.	Income Taxes

The income tax provisions are comprised of the following:

	Dec. 31 2013	Dec. 31 2012
Current:
Federal	$-	$-
State	43,751	-
Foreign	92,643	471,112
	$136,394	$471,112

Deferred
Federal	$(62,192)	$(112,978)
State	-	-
Foreign	195,634	(311,862)
	133,442	(424,840)
Total Income Tax Provision	$269,836	$46,272

The components of the net deferred tax asset at December 31 are as follows:

	2013	2012
Deferred tax assets:
Allowance for doubtful accounts	$54,352	$20,534
Inventory allowances	283,193	255,285
Accrued liabilities	200,395	73,929
Unicap 263A adjustment	186,611	151,625
Net operating loss carryforwards	690,846	602,580
Alternative minimum tax credit carryforwards	398,162	348,867
State investment tax credit carryforward	76,668	34,523
Foreign tax credit carryforward	615,080	615,080
Other foreign tax items	-	600,844
Foreign net operating loss carryforwards	461,965	-
Total deferred tax assets	2,967,272	2,703,267
Deferred tax liabilities:
Tax over book basis of capital assets	(1,354,409)	(1,113,335)
Undistributed Earnings from Subsidiaries	(211,274)	-
Other foreign tax items	(152,705)	(207,607)
Net deferred tax assets	$1,248,884	$1,382,325

The Company has net operating loss carryforwards of approximately $2,668,000 expiring in various years through 2025. In addition, the Company has approximately $398,000 of alternative minimum tax credits as of December 31, 2013, which have no expiration date.

Income tax provisions differed from the taxes calculated at the statutory federal tax rate as follows:

	Years Ended December 31,
	2013	2012
Taxes at statutory rate	$230,474	$32,411
State income taxes	42,502	5,718
Nondeductible expenses	40,565	57,937
Foreign taxes and other	(43,705)	(49,794)
Income tax provision	$269,836	$46,272

The Company files tax returns in the U.S., and in the U.K, Germany and Mexico foreign tax jurisdictions and also in various state jurisdictions in the U.S. The tax years 2010 through 2013 remain open to examination. Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. During the twelve months ended December 31, 2013 and 2012, the Company did not recognize expense for interest or penalties, and do not have any amounts accrued at December 31, 2013 and 2012, as the Company does not believe it has taken any uncertain tax positions.

11.	Employee Benefit Plan

The Company has a defined contribution plan for substantially all employees. Profit sharing contributions may be made at the discretion of the Board of Directors. Effective January 1, 2006, the Company amended its defined contribution plan. Under the amended plan, the maximum contribution for the Company is 4% of gross wages. Employer contributions to the plan totaled $90,000 and $126,000 for the years ended December 31, 2013 and 2012, respectively.

12.	Related Party Transactions

Stephen M. Merrick, President of the Company, is of counsel to a law firm from which we received legal services during the year. Mr. Merrick is both a director and a shareholder of the Company. Legal fees paid to this firm were $117,000 and $143,000 for the years ended December 31, 2013 and 2012, respectively.

John H. Schwan, Chief Executive Officer of the Company, was a principal of Shamrock Packaging and affiliated companies during a portion of 2013. The Company made payments for packaging materials, rent and temporary employees from Shamrock of approximately $1,942,000 and $2,985,000 during the years ended December 31, 2013 and 2012, respectively. At December 31, 2013 and 2012, outstanding accounts payable balances were $402,000 and $679,000, respectively.

During the period from January 2003 to the present, John H. Schwan, Chief Executive Officer of the Company, has made loans to the Company which have outstanding balances, for the Company of $1,156,000 and $1,124,000 as of December 31, 2013 and 2012, respectively.

During 2013 and 2012, interest expense to this individual on these outstanding loans was $76,000 and $84,000, respectively (see Notes 10 and 12).

During 2010, two entities owned by John H. Schwan and Stephen M. Merrick provided financing for the acquisition and construction of latex balloon production and related equipment (see Note 13).

Other Assets include amounts due to the Company from its employees. As of December 31, 2013 and 2012, the balance outstanding on these amounts was $24,000 and $19,000, respectively.

Items identified as Notes Payable Affiliates in the Company's Consolidated Balance Sheet as of December 31, 2013 include loans by shareholders to Flexo Universal totaling $105,000 as well as a loan to CTI Europe totaling $32,000.

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

The accounts of VLM and VLUS have been consolidated with the accounts of the Company for 2013 and 2012 and going forward.

In September 2013, Mr. Schwan and Mr. Merrick became 50% owners of Clever Container, an Illinois limited liability company engaged in the sale and distribution through a network of independent distributors, of household items including containers and organizing products. The Company produces and sells certain container products to Clever Container and also purchases and re-sells products to Clever Container. By reason of the level of ownership of Clever Container by two principal officers and shareholders of the Company and the transactions among the Company and Clever Container, the determination was made to consolidate the results of Clever Container in the consolidated financial statements of the Company commencing as of October 1, 2013 and going forward.

The following sets forth the condensed balance sheet of VLM and VLS for December 31, 2012 and VLM, VLS and Clever Container for December 31, 2013.

	Dec. 31, 2013	Dec. 31, 2012
Current Assets	$516,000	$130,000
Property, plant and equipment, net	670,000	662,000
Other noncurrent assets	958,000	622,000
Total assets	$2,144,000	$1,414,000

Mortgages and other long-term debt payable	$1,799,000	$1,385,000
Total liabilities	$1,799,000	$1,385,000

14.	Goodwill

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

As of December 31, 2013 and 2012, we determined that the fair value of the Company’s interest in goodwill related to Flexo Universal as recorded was not impaired. The carrying amount of goodwill as of December 31, 2013 and 2012 was $989,000.

During 2010, the Company purchased an additional interest of $101,000 in its German subsidiary, CTI Europe, and recorded $44,000 of goodwill in the transaction.  We have determined that the fair value of the Company's interest in the goodwill related to CTI Europe was not impaired as of December 31, 2013 and 2012.

As of October 1, 2013, the Company became the primary beneficiary of a variable interest entity, Clever Container, and as a result consolidated the operations of this entity in its consolidated financial statements, in which goodwill of approximately $440,000 was present.  The Company has determined that the fair value of the goodwill related to Clever Container was not impaired as of December 31, 2013.

15.	Commitments

Operating Leases

The Company’s United Kingdom subsidiary maintains a lease for office and warehouse space which expires December 2014 at a cost of $5,000 per month and additional space that expires July 2014 at a cost of $2,000 per month. In September 2010, the Company’s German subsidiary entered into a 3-year lease to rent approximately 3,000 square feet of office and warehouse space in Heusenstamm, Germany at a cost of $2,000 per month. In August 2011, Flexo Universal entered into a 5-year lease to rent 73,000 square feet of warehouse and office space in Guadalajara, Mexico at the cost of $30,000 per month. In October 2011, we entered into a lease agreement, expiring on December 31, 2012, to rent approximately 30,000 square feet of warehouse space in Elgin, Illinois at a cost of $20,000 per month. In May 2012, we entered into a lease agreement, expiring on March 31, 2013 to rent approximately 23,000 square feet of warehouse space in Cary, Illinois at a cost of 10,000 per month. In September 2012, we entered into a lease agreement, expiring on February 28, 2017 to rent approximately 117,000 square feet of warehouse and office space in Lake Zurich, Illinois at a cost per month as follows:

Lease period	Amount per month
March 1, 2013 – October 31, 2013	$25,000
November 1, 2013 – October 31, 2014	28,000
November 1, 2014 – October 31, 2015	30,000
November 1, 2015 – October 31, 2016	33,000
November 1, 2016 – February 28, 2017	36,000

All of the Company’s lease payments are recognized on a straight-line basis. The net lease expense was $963,000 and $935,000 for the years ended December 31, 2013 and 2012, respectively.

The future aggregate minimum net lease payments under existing agreements as of December 31, are as follows:

2014	$1,005,000
2015	898,000
2016	687,000
2017	72,000
Thereafter	-
Total	$2,662,000

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

2014	$375,000
Thereafter	-
Total	$375,000

16.	Stockholders’ Equity

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

Expected life: The expected life of the option represents the period of time options are expected to be outstanding. The Company uses an expected life of 3.75 years.

Dividend yield: The estimate for dividend yield is 0.0%, as the Company did not issue dividends during 2013.

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

The Company’s pre-tax income for the fiscal year ended December 31, 2013 and 2012 includes approximately $120,000 and $95,000, respectively, of compensation costs related to share-based payments. As of December 31, 2013, there is $121,000 of unrecognized compensation expense related to non-vested stock option grants. We expect approximately $77,000, $29,000, $11,000, and $4,000 to be recognized during 2014, 2015, 2016, and 2017 respectively.

On April 12, 2001, the Board of Directors approved for adoption, effective December 27, 2001, the 2001 Stock Option Plan (“2001 Plan”). The 2001 Plan authorizes the grant of options to purchase up to an aggregate of 119,050 shares of the Company’s Common Stock. As of December 31, 2013, 139,958 options (including cancelled shares re-issued under the Plan) have been granted and were fully vested at the time of grant; 2,000 remain outstanding. No options were exercised during 2013.

On April 24, 2002, the Board of Directors approved for adoption, effective October 12, 2002, the 2002 Stock Option Plan (“2002 Plan”). The 2002 Plan authorizes the grant of options to purchase up to an aggregate of 142,860 shares of the Company’s Common Stock. As of December 31, 2013, 123,430 options have been granted and were fully vested at the time of grant; 27,500 remain outstanding. No options were exercised during 2013.

On April 10, 2009, the Board of Directors approved for adoption, and on June 5, 2009, the shareholders of the Company approved the 2009 Stock Incentive Plan (“2009 Plan”). The 2009 Plan authorizes the issuance of up to 250,000 shares of stock or options to purchase stock of the Company. As of December 31, 2013, 201,000 options have been granted; 199,000 remain outstanding of which 54,218 are vested and 144,782 are not vested. During 2013, 10,000 options were granted. Of the total outstanding options, 21,000 have vesting schedule A, 29,000 have vesting schedule B, 30,000 have vesting schedule C, and 119,000 have vesting schedule D. Vesting schedules for the 2009 Plan are as follows:

Vesting Schedule A		Vesting Schedule B		Vesting Schedule C		Vesting Schedule D
25%	12 months	33%	24 months	50%	48 months	20%	6 months
50%	24 months	67%	36 months	100%	57 months	40%	18 months
75%	36 months	100%	48 months			60%	30 months
100%	48 months					80%	42 months
						100%	54 months

The following is a summary of options exercised during the years ended December 31:

	2013		2012
		Intrinsic		Intrinsic
	Shares	Value	Shares	Value

2001 Plan Options	-	$-	5,500	$11,150

2002 Plan Options	-	$-	-	$-

2007 Plan Options	-	$-	43,500	$135,016

2009 Plan Options	-	$-	-	$-

The following is a summary of the activity in the Company’s stock option plans and other options for the years ended December 31, 2013 and 2012, respectively:

	December 31, 2013		December 31, 2012
		Weighted Avg.		Weighted Avg.
	Shares	Exercise Price	Shares	Exercise Price
Exercisable, beginning of period	47,000	$4.03	86,625	$2.61
Vested	36,718	5.49	12,250	5.97
Exercised	-	-	(49,000)	1.94
Cancelled	-	-	(2,875)	5.10
Exercisable at the end of period	83,718	$4.67	47,000	$4.03

	December 31, 2013		December 31, 2012
		Weighted Avg.		Weighted Avg.
	Shares	Exercise Price	Shares	Exercise Price
Outstanding, beginning of period	218,500	$5.21	162,500	$4.25
Granted	10,000	5.75	109,000	5.17
Exercised	-	-	(49,000)	1.94
Cancelled	-	-	(4,000)	5.35
Outstanding at the end of period	228,500	$5.23	218,500	$5.21

At December 31, 2013, available options to grant were 49,000 under the 2009 Plan.

Significant option groups remained outstanding at December 31, 2013 and related weighted average grant date fair value, remaining life and intrinsic value information are as follows:

	Options Outstanding				Options Vested
Options by Grant Date	Shares	Weighted Avg.	Remain. Life	Intrinsic Val	Shares	Weighted Avg.	Remain. Life	Intrinsic Val
Dec 2005	29,500	$2.88	2.0	$87,320	29,500	$2.88	2.0	$87,320
Dec 2010	72,000	6.14	2.0	-	29,750	5.97	2.0	-
Jan 2011	8,000	5.96	2.0	-	2,668	5.96	2.0	-
Nov 2012	109,000	5.17	3.9	$73,030	21,800	5.17	3.9	$14,606
Nov 2013	10,000	5.75	4.9	$900	-	-	-	-
TOTAL	228,500	$5.23	3.0	$161,250	83,718	$4.67	2.5	$101,926

Warrants

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

The fair value of the detachable warrants was estimated on the date of the grant using the Black-Scholes option-pricing model. This model uses the assumptions listed in the table below as of July 17, 2012 (initial valuation date of the warrants). In the valuation of the warrants, it was determined that the warrants were required to be carried as a derivative liability at fair value. Changes in the fair value of the warrants have been recognized in the consolidated statement of operations.

	December 31, 2013	December 31, 2012	July 17, 2012
Weighted average fair value per warrant	$5.84	$4.87	$5.03
Risk-free interest rate	2.45%	1.18%	0.99%
Expected lives	6.00 years	7.00 years	7.50 years
Expected volatility	37.49%	28.18%	36.98%

The following is a summary of the activity of the Company’s warrants for the years ended December 2013 and 2012:

	December 31, 2013		December 31, 2012
		Weighted Avg.		Weighted Avg.
	Shares	Exercise Price	Shares	Exercise Price
Outstanding and exercisable, beginning of period	-	$-	-	$-
Granted	140,048	0.01	140,048	0.01
Exercised	-	-	-	-
Cancelled	-	-	-	-
Outstanding and exercisable at the end of period	140,048	$0.01	140,048	$0.01

The warrants outstanding and exercisable as of December 31, 2013 have a remaining life of 8.5 years and an intrinsic value of $816,000.

17.	Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during each period.

Diluted earnings per share is computed by dividing the net income by the weighted average number of shares of common stock and equivalents (stock options and warrants), unless anti-dilutive, during each period.

For the three and twelve months ended December 31, 2013, 84,783 shares were anti-dilutive (not included in the determination of earnings on a diluted basis), all of which were represented by options. For the three and twelve months ended December 31, 2012, 117,913 shares were anti-dilutive, all of which were represented by options.

Consolidated Earnings per Share

	Year Ended December 31,
	2013	2012
Basic
Average shares outstanding:
Weighted average number of shares outstanding during the period	3,248,646	3,216,756

Earnings:
Net income attributable to CTI Industries Corporation	$375,509	$101,749

Amount for per share Computation	$375,509	$101,749

Net earnings applicable to Common Shares	$0.12	$0.03

Diluted
Average shares outstanding:	3,248,646	3,216,756
Weighted averages shares Outstanding Common stock equivalents (options, warrants)	156,158	76,350

Weighted average number of shares outstanding during the period	3,404,804	3,293,106

Earnings:
Net income attributable to CTI Industries Corporation	$375,509	$101,749

Amount for per share computation	$375,509	$101,749

Net income applicable to Common Shares	$0.11	$0.03

18.	Geographic Segment Data

The Company’s operations consist of a business segment which designs, manufactures, and distributes film products. Transfers between geographic areas were primarily at cost plus a standard markup. The Company’s subsidiaries have assets consisting primarily of trade accounts receivable, inventory and machinery and equipment. Sales and selected financial information by geographic area for the years ended December 31, 2013 and 2012, respectively, are:

	United States	United Kingdom (UK)	Europe (Excluding UK)	Mexico	Consolidated
Year ended 12/31/13
Sales to outside customers	$41,956,000	$2,032,000	$1,001,000	$11,070,000	$56,059,000
Total Assets	$28,758,000	$1,025,000	$1,145,000	$8,144,000	$39,072,000

	United States	United Kingdom (UK)	Europe (Excluding UK)	Mexico	Consolidated
Year ended 12/31/12
Sales to outside customers	$35,527,000	$2,427,000	$817,000	$10,772,000	$49,543,000
Total Assets	$27,708,000	$1,133,000	$1,057,000	$7,849,000	$37,747,000

19.	Contingencies

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

Schedule II – Valuation and Qualifying Accounts:

The following is a summary of the allowance for doubtful accounts related to accounts receivable for the years ended December 31:

	2013	2012
Balance at beginning of year	$99,000	$67,000
Charged to expenses	138,000	30,000
Uncollectible accounts written off	(20,000)	2,000
Balance at end of year	$217,000	$99,000

The following is a summary of the allowance for excess inventory for the years ended December 31:

	2013	2012
Balance at beginning of year	$636,000	$384,000
Charged to expenses	101,000	252,000
Obsolete inventory written off	1,000	-
Balance at end of year	$738,000	$636,000

The following is a summary of property and equipment and the related accounts of accumulated depreciation for the years ended December 31:

	2013	2012
Cost Basis
Balance at beginning of year	$36,571,114	$34,341,820
Additions	1,829,221	2,229,294
Disposals	-	-
Balance at end of year	$38,400,335	$36,571,114

Accumulated depreciation
Balance at beginning of year	$27,872,044	$26,071,629
Depreciation	1,846,520	1,800,415
Disposals	-	-
Balance at end of year	$29,718,564	$27,872,044

