Form 10-Q
period 2014-03-31
CTI INDUSTRIES CORP
filed 2014-05-15
CIK 1042187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

The number of shares outstanding of the Registrant’s common stock as of May 1, 2014 was 3,301,116.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

CTI Industries Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31, 2014	December 31, 2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents (VIE $6,000 and $54,000, respectively)	$427,601	$666,616
Accounts receivable, (less allowance for doubtful accounts of $220,000 and $217,000, respectively) (VIE $33,000 and $0, respectively)	9,236,593	8,883,106
Inventories, net (VIE $543,000 and $390,000, respectively)	15,842,318	15,428,413
Net deferred income tax asset	827,735	931,245
Prepaid expenses (VIE $3,000 and $3,000, respectively)	1,139,525	1,315,384
Other current assets (VIE $76,000 and $76,000, respectively)	765,842	945,914

Total current assets	28,239,614	28,170,678

Property, plant and equipment:
Machinery and equipment (VIE $723,000 and $723,000, respectively)	26,984,326	26,639,722
Building	3,360,017	3,360,017
Office furniture and equipment (VIE $40,000 and $39,000, respectively)	3,381,277	3,287,951
Intellectual property	482,088	482,088
Land	250,000	250,000
Leasehold improvements	657,340	586,515
Fixtures and equipment at customer locations	2,784,419	2,784,419
Projects under construction	916,924	1,009,623
	38,816,391	38,400,335
Less : accumulated depreciation and amortization	(30,244,809)	(29,718,564)

Total property, plant and equipment, net	8,571,582	8,681,771

Other assets:
Deferred financing costs, net	179,318	197,585
Goodwill (VIE $440,000 and $440,000, respectively)	1,473,176	1,473,176
Net deferred income tax asset	553,020	317,639
Other assets (due from related party $24,000 and $24,000, respectively)	176,380	230,651

Total other assets	2,381,894	2,219,051

TOTAL ASSETS	$39,193,090	$39,071,500

LIABILITIES AND EQUITY
Current liabilities:
Checks written in excess of bank balance	$433,570	$704,757
Trade payables (VIE $238,000 and $94,000, respectively)	5,768,264	3,573,007
Line of credit (VIE $499,000 and $219,000, respectively)	6,881,023	8,769,024
Notes payable - current portion (net discount of $130,000 and $125,000, repectively) (VIE $109,000 and $107,000, respectively)	339,669	342,931
Notes payable - officers, current portion	-	-
Notes payable affiliates - current portion	9,347	9,079
Capital Lease - current portion	31,010	30,487
Accrued liabilities (VIE $79,000 and $73,000, respectively)	3,046,196	3,003,704

Total current liabilities	16,509,079	16,432,989

Long-term liabilities:
Notes payable - affiliates	296,439	281,148
Notes payable, net of current portion (net discount of $395,000 and $430,000, repectively) (VIE $413,000 and $441,000, respectively)	7,427,630	7,511,383
Notes payable - officers, subordinated	1,175,368	1,155,705
Capital Lease	101,719	109,670

Total long-term debt, net of current portion	9,001,156	9,057,906

Warrants Payable	778,667	816,480

Total long-term liabilities	9,779,823	9,874,386

Equity:
CTI Industries Corporation stockholders' equity:
Preferred Stock — no par value 2,000,000 shares authorized 0 shares issued and outstanding	-	-
Common stock - no par value, 5,000,000 shares authorized, 3,376,743 and 3,320,773 shares issued and 3,304,616 and 3,248,646 outstanding, respectively	13,775,994	13,775,994
Paid-in-capital	1,488,244	1,165,549
Accumulated earnings	154,560	109,137
Accumulated other comprehensive loss	(2,441,593)	(2,253,501)
Less: Treasury stock, 72,127 shares	(141,289)	(141,289)

Total CTI Industries Corporation stockholders' equity	12,835,916	12,655,890

Noncontrolling interest	68,272	108,235

Total Equity	12,904,188	12,764,125

TOTAL LIABILITIES AND EQUITY	$39,193,090	$39,071,500

See accompanying notes to condensed consolidated unaudited financial statements

CTI Industries Corporation and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	For the Three Months Ended March 31,
	2014	2013

Net Sales	$14,920,330	$13,344,766

Cost of Sales	11,422,921	10,370,749

Gross profit	3,497,409	2,974,017

Operating expenses:
General and administrative	1,907,709	1,553,046
Selling	761,876	460,203
Advertising and marketing	501,874	430,617

Total operating expenses	3,171,459	2,443,866

Income from operations	325,950	530,151

Other (expense) income:
Interest expense	(307,023)	(473,511)
Interest income	5,536	5,536
Foreign currency (loss) gain	(5,179)	144,524

Total other expense, net	(306,666)	(323,451)

Net income before taxes	19,284	206,700

Income tax (benefit) expense	(2,177)	85,768

Net income	21,461	120,932

Less: Net income attributable to noncontrolling interest	(23,962)	(9,400)

Net income attributable to CTI Industries Corporation	$45,423	$130,332

Other Comprehensive (Loss) Income
Foreign currency adjustment	(188,092)	(30,400)
Comprehensive (loss) income	$(142,669)	$99,932

Basic income per common share	$0.01	$0.04

Diluted income per common share	$0.01	$0.04

Weighted average number of shares and equivalent shares of common stock outstanding:
Basic	3,249,268	3,248,646

Diluted	3,413,800	3,415,911

See accompanying notes to condensed consolidated unaudited financial statements

CTI Industries Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended March 31,
	2014	2013

Cash flows from operating activities:
Net income	$21,461	$120,932
Adjustment to reconcile net income to cash provided by operating activities:
Depreciation and amortization	542,573	479,403
Amortization of debt discount	29,570	26,968
Change in value of swap agreement	(19,132)	(14,012)
Stock based compensation	22,695	36,620
Provision for losses on accounts receivable	35,480	19,611
Provision for losses on inventories	24,160	57,455
Deferred income taxes	(134,870)	(15,924)
Change in assets and liabilities:
Accounts receivable	(375,098)	(549,557)
Inventories	(432,763)	60,167
Prepaid expenses and other assets	411,858	251,099
Trade payables	2,077,911	(360,535)
Accrued liabilities	(180,272)	3,037

Net cash provided by operating activities	2,023,573	115,264

Cash used in investing activities - purchases of property, plant and equipment	(304,096)	(460,170)

Cash flows from financing activities:
Change in checks written in excess of bank balance	(271,986)	512,706
Net change in revolving line of credit	(1,887,980)	57,657
Proceeds from issuance of long-term debt	34,664	9,461
Repayment of long-term debt (related parties $12,000 and $29,000)	(123,427)	(145,584)
Dividends paid	(14,299)	-
Proceeds from issuance of stock, net	300,000	-

Net cash (used in) provided by financing activities	(1,963,028)	434,240

Effect of exchange rate changes on cash	4,536	7,534

Net (decrease) increase in cash and cash equivalents	(239,015)	96,868

Cash and cash equivalents at beginning of period	666,616	351,064

Cash and cash equivalents at end of period	$427,601	$447,932

Supplemental disclosure of cash flow information:
Cash payments for interest	$314,724	$288,313

Cash payments for taxes	$55,466	$25,000

Supplemental Disclosure of non-cash investing and financing activity
Property, Plant & Equipment acquisitions funded by liabilities	$135,498	$106,793

See accompanying notes to condensed consolidated unaudited financial statements

CTI Industries Corporation and Subsidiaries

Condensed Consolidated Earnings per Share (unaudited)

	For the Three Months Ended March 31,
	2014	2013
Basic
Average shares outstanding:
Weighted average number of common shares outstanding	3,249,268	3,248,646

Net income:
Net income attributable to CTI Industries Corporation	$45,423	$130,332

Per share amount	$0.01	$0.04

Diluted
Average shares outstanding:
Weighted average number of common shares outstanding	3,249,268	3,248,646

Effect of dilutive shares	164,532	167,265

Weighted average number of shares and equivalent shares of common stock outstanding	3,413,800	3,415,911

Net income:
Net income attributable to CTI Industries Corporation	$45,423	$130,332

Per share amount	$0.01	$0.04

See accompanying notes to condensed consolidated unaudited financial statements

CTI Industries Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 - Basis of Presentation

The accompanying condensed (a) consolidated balance sheet as of December 31, 2013, which has been derived from audited consolidated financial statements, and (b) the unaudited interim condensed consolidated financial statements have been prepared and, in the opinion of management, contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the consolidated financial position and the consolidated statements of comprehensive income and consolidated cash flows for the periods presented in conformity with generally accepted accounting principles for interim consolidated financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2014. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2013.

Principles of consolidation and nature of operations:

The condensed consolidated financial statements include the accounts of CTI Industries Corporation and its wholly-owned subsidiaries, CTI Balloons Limited, CTI Helium, Inc. and CTF International S.A. de C.V., its majority-owned subsidiaries CTI Mexico S.A. de C.V., Flexo Universal, S.A. de C.V. and CTI Europe gmbH, as well as the accounts of Venture Leasing S. A. de R. L., Venture Leasing L.L.C and Clever Container Company, L.L.C. (the “Company”). The last three entities have been consolidated as variable interest entities. All significant intercompany transactions and accounts have been eliminated in consolidation. The Company (i) designs, manufactures and distributes balloon products throughout the world and (ii) operates systems for the production, lamination, coating and printing of films used for food packaging and other commercial uses and for conversion of films to flexible packaging containers and other products.

Variable Interest Entities (“VIE’s”):

The determination of whether or not to consolidate a variable interest entity under U.S. GAAP requires a significant amount of judgment concerning the degree of control over an entity by its holders of variable interest. To make these judgments, management has conducted an analysis of the relationship of the holders of variable interest to each other, the design of the entity, the expected operations of the entity, which holder of variable interests is most “closely associated” to the entity and which holder of variable interests is the primary beneficiary required to consolidate the entity. Upon the occurrence of certain events, management reviews and reconsiders its previous conclusion regarding the status of an entity as a variable interest entity. There are three entities that have been consolidated as variable interest entities.

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

As of March 31, 2014 and 2013, shares to be issued upon the exercise of options and warrants aggregated 368,548 and 358,548, respectively. The number of anti-dilutive shares (not included in the determination of earnings on a diluted basis) for the three months ended March 31, 2014 and 2013, were 90,000 and 80,000, respectively, all of which were represented by options.

Significant Accounting Policies:

The Company’s significant accounting policies are summarized in Note 2 of the Company’s consolidated financial statements for the year ended December 31, 2013. There were no significant changes to these accounting policies during the three months ended March 31, 2014.

Note 2 - Stock-Based Compensation; Changes in Equity

The Company has adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718 which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the condensed consolidated financial statements based on their grant-date fair values.

The Company has applied the Black-Scholes model to value stock-based awards and issued warrants related to notes payable. That model incorporates various assumptions in the valuation of stock-based awards relating to the risk-free rate of interest to be applied, the estimated dividend yield and expected volatility of our common stock. The risk-free rate of interest is the related U.S. Treasury yield curve for periods within the expected term of the option at the time of grant. The dividend yield on our common stock is estimated to be 0%, as the Company did not issue dividends during 2014 and 2013. The expected volatility is based on historical volatility of the Company’s common stock.

The Company’s net income for the three months ended March 31, 2014 and 2013 includes approximately $23,000 and $37,000, respectively of compensation costs related to share based payments. As of March 31, 2014 there is $98,000 of unrecognized compensation expense related to non-vested stock option grants and stock grants. We expect approximately $55,000 of additional stock-based compensation expense to be recognized over the remainder of 2014, $29,000 to be recognized during 2015, $11,000 to be recognized during 2016, and $3,000 to be recognized during 2017.

As of March 31, 2014, the Company had three stock-based compensation plans pursuant to which stock options were, or may be, granted. The Plans provide for the award of options, which may either be incentive stock options (“ISOs”) within the meaning of Section 422A of the Internal Revenue Code of 1986, as amended (the “Code”) or non-qualified options (“NQOs”) which are not subject to special tax treatment under the Code, as well as for stock grants.

On April 12, 2001, the Board of Directors approved for adoption, effective December 27, 2001, the 2001 Stock Option Plan (“2001 Plan”). The 2001 Plan authorizes the grant of options to purchase up to an aggregate of 119,050, shares of the Company’s Common Stock. As of March 31, 2014, options for 139,958 shares (including cancelled shares re-issued under the Plan) have been granted and were fully vested at the time of grant and options for 2,000 shares remain outstanding.

On April 24, 2002, the Board of Directors approved for adoption, effective October 12, 2002, the 2002 Stock Option Plan (“2002 Plan”). The 2002 Plan authorizes the grant of options to purchase up to an aggregate of 142,860 shares of the Company’s Common Stock. As of March 31, 2014, options for 123,430 shares have been granted and were fully vested at the time of grant and options for 27,500 shares remain outstanding.

On April 10, 2009, the Board of Directors approved for adoption, and on June 5, 2009, the shareholders of the Corporation approved, a 2009 Stock Incentive Plan (“2009 Plan”). The 2009 Plan authorizes the issuance of up to 250,000 shares of stock or options to purchase stock of the Company. As of March 31, 2014, options for 201,000 shares had been granted and options for 199,000 shares remain outstanding.

A summary of the Company’s stock option activity and related information is as follows:

	Shares under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance at December 31, 2013	228,500	$5.23	3.0	$161,250
Granted	-	-
Cancelled	-	-
Exercised	-	-
Outstanding at March 31, 2014	228,500	$5.23	2.8	$122,955

Exercisable at March 31, 2014	96,382	$4.84	2.2	$88,075

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

A summary of the Company’s stock warrant activity and related information is as follows:

	Shares under Warrant	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance at December 31, 2013	140,048	$0.01	8.5	$816,480
Granted
Cancelled	-	-
Exercised	-	-
Outstanding at March 31, 2014	140,048	$0.01	8.3	$778,667

Exercisable at March 31, 2014	-	-	-	-

A summary of the Company’s stock option activity by grant date as of March 31, 2014 is as follows:

	Options Outstanding				Options Vested
Options by Grant Date	Shares	Weighted Avg.	Remain. Life	Intrinsic Val	Shares	Weighted Avg.	Remain. Life	Intrinsic Val
Dec 2005	29,500	$2.88	1.8	$79,355	29,500	$2.88	1.8	$79,355
Dec 2010	72,000	6.14	1.8	-	39,750	5.97	1.8	-
Jan 2011	8,000	5.96	1.8	-	5,332	5.96	1.8	-
Nov 2012	109,000	5.17	3.7	$43,600	21,800	5.17	3.7	8,720
Nov 2013	10,000	5.75	4.6	-	-	-
TOTAL	228,500	$5.23	2.8	$122,955	96,382	$4.84	2.2	$88,075

The aggregate intrinsic value in the tables above represents the total pre-tax intrinsic value (the difference between the closing price of the Company’s common stock on the last trading day of the quarter ended March 31, 2014 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all the holders exercised their options on March 31, 2014.

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

Note 4 - Other Comprehensive Income

In the three months ended March 31, 2014 the company had a comprehensive loss of $188,000, respectively, all from foreign currency translation adjustments.

The following table sets forth the accumulated balance of other comprehensive loss and each component.

	Foreign Currency Items	Total Accumulated Other Comprehensive Loss

Beginning balance as of January 1, 2014	$(2,253,501)	$(2,253,501)

Current period change, net of tax	(188,092)	(188,092)

Ending Balance as of March 31, 2014	$(2,441,593)	$(2,441,593)

Note 5 - Inventories, Net

	March 31,	December 31,
	2014	2013
Raw materials	$3,986,121	$3,342,528
Work in process	1,447,394	1,149,704
Finished goods	11,170,779	11,673,872
Allowance for excess quantities	(761,976)	(737,691)
Total inventories	$15,842,318	$15,428,413

Note 6 - Geographic Segment Data

The Company has determined that it operates primarily in one business segment which designs, manufactures and distributes film and film related products for use in packaging, storage and novelty balloon products. The Company operates in foreign and domestic regions. Information about the Company's operations by geographic areas is as follows:

	Net Sales to Outside Customers
	For the Three Months Ended		Total Assets at
	March 31,		March 31,	December 31,
	2014	2013	2014	2013

United States	$10,770,000	$9,871,000	$27,589,000	$28,758,000
Europe	394,000	242,000	1,252,000	1,145,000
Mexico	2,830,000	2,586,000	8,624,000	8,144,000
United Kingdom	926,000	646,000	1,728,000	1,025,000

	$14,920,000	$13,345,000	$39,139,000	$39,072,000

Note 7 - Concentration of Credit Risk

Concentration of credit risk with respect to trade accounts receivable is generally limited due to the large number of entities comprising the Company's customer base. The Company performs ongoing credit evaluations and provides an allowance for potential credit losses against the portion of accounts receivable which is estimated to be uncollectible. Such losses have historically been within management's expectations. During the three months ended March 31, 2014, there were two customers whose purchases represented more than 10% of the Company’s consolidated net sales. During the three ended March 31, 2013, there was one customer whose purchases represented more than 10% of the Company’s consolidated net sales, respectively. Sales to these customers for the three months ended March 31, 2014 and 2013 are as follows:

	Three Months Ended		Three Months Ended
	March 31, 2014		March 31, 2013
Customer	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Customer A	$4,227,000	28.3%	$4,873,000	36.5%
Customer B	$1,784,000	12.0%	N/A	N/A

As of March 31, 2014, the total amounts owed to the Company by these customers were $3,318,000 or 35.9%, and $1,655,000 or 17.9% of the Company’s consolidated net accounts receivable, respectively. The amount owed at March 31, 2013 by this customer was $1,931,000 or 23.0% of the Company’s consolidated net accounts receivable.

Note 8 - Related Party Transactions

Stephen M. Merrick, President of the Company, is of counsel to the law firm of Vanasco Genelly and Miller PC which provides legal services to the Company. Legal fees paid by the Company to this firm for the three months ended March 31, 2014 and 2013, respectively, were $25,000 and $33,000.

John H. Schwan, Chief Executive Officer of the Company, during a portion of 2013, was a principal of Shamrock Specialty Packaging and affiliated companies. The Company made payments for packaging materials, rent and temporary employees supplied by Shamrock of approximately $454,000 during the three months ended March 31, 2014 and $817,000 during the three months ended March 31, 2013. At March 31, 2014 and 2013, outstanding accounts payable balances were $438,000 and $523,000, respectively.

Interest payments have been made to John H. Schwan for loans made to the Company. During the three months ended March 31, 2014 and 2013 these interest payments totaled $20,000 and $19,000, respectively.

On July 1, 2011, Flexo Universal, S.A. de C.V. (“Flexo”) entered into a lease agreement with Venture Leasing S.A. de R.L. (“Venture Leasing Mexico”) for the lease of balloon production equipment financed and owned by Venture Leasing Mexico and used by Flexo for the production of latex balloons. Venture Leasing Mexico is wholly owned by entities owned by John H. Schwan, Chief Executive Officer of the Company and Stephen M. Merrick, President of the Company. Venture Leasing Mexico and Venture Leasing L.L.C., also owned by entities owned by Mr. Schwan and Mr. Merrick, are deemed variable interest entities and are consolidated with the accounts of the Company. During the three months ended March 31, 2014, Flexo made lease payments to Venture Leasing Mexico totaling $36,000.

Note 9 - Derivative Instruments; Fair Value

The following tables represents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2014 and December 30, 2013, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

	Amount as of
Description	3/31/2014	Level 1	Level 2	Level 3

Interest Rate Swap	$41,000	$-	$41,000	$-
Warrant Liability	779,000	-	779,000

	$820,000	$-	$820,000	$-

	Amount as of
Description	12/31/2013	Level 1	Level 2	Level 3

Interest Rate Swap	$60,000	$-	$60,000	$-
Warrant Liability	816,000	-	816,000	-

	$876,000		$876,000

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

Fair Values of Derivative Instruments in the Statement of Financial Position

	Liability Derivatives as of
	March 31, 2014		December 31, 2013
Derivatives not designated as hedging instruments under Statement 133	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest Rate Contracts	Accrued Liabilities	$41,000	Accrued Liabilities	$60,000

The Effect of Derivative Instruments on the Statement of Financial Performance

	For the three months ended
	March 31, 2014		March 31, 2013
Derivatives not Designated as Hedging Instruments under Statement 133	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
Interest Rate Contracts	Interest Expense	$1,000	Interest Expense	$(5,000)
Interest on fixed/variable rate variances		$21,000		$19,000

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We produce film products for novelty, packaging and container applications. These products include foil balloons, latex balloons and related latex toy products, films for packaging and custom product applications, and flexible containers for packaging and consumer storage applications. We produce all of our film products for packaging, container applications and foil balloons at our plant in Lake Barrington, Illinois. We produce all of our latex balloons and latex products at our facility in Guadalajara, Mexico. Substantially all of our film products for packaging and custom product applications are sold to customers in the United States. We market and sell our novelty items and flexible containers for consumer use in the United States, Mexico, Latin America, and Europe. We also market and sell vacuum sealing machines which we purchase from a supplier.

Results of Operations

Net Sales. For the three months ended March 31, 2014, net sales were $14,920,000 compared to net sales of $13,345,000 for the same period of 2013, an increase of 11.8%. For the quarters ended March 31, 2014 and 2013, net sales by product category were as follows:

	Three Months Ended
	March 31, 2014		March 31, 2013
	$	% of	$	% of
Product Category	(000) Omitted	Net Sales	(000) Omitted	Net Sales

Foil Balloons	7,273	49%	6,782	51%

Latex Balloons	2,876	19%	2,992	22%

Vacuum Sealing Products	2,781	19%	1,929	15%

Film Products	851	6%	1,188	9%

Other Sales	1,139	7%	454	3%

Total	14,920	100%	13,345	100%

Foil Balloons. During the three months ended March 31, 2014 revenues from the sale of foil balloons increased by 7.2% compared to the prior year period from $6,782,000 to $7,273,000. During the three months ended March 31, 2014, foil balloon sales to our largest customer decreased to $4,125,000 from $4,630,000 in the first quarter last year. However, sales of foil balloons to other customers were $3,148,000 compared to $2,152,000 for the same period last year. These included sales to various customers in the United States, Mexico, the United Kingdom and Europe, including increases in sales to existing customers and new customers in the United Kingdom and Europe.

Latex Balloons. During the three months ended March 31, 2014 revenues from the sale of latex balloons decreased by 3.9% compared to the prior year period from $2,992,000 to $2,876,000. The decrease is attributable to a decline in latex sales to various customers in the U.S. from $778,000 during the three months ended March 31, 2013 to $444,000 during the three months ended March 31, 2014.

Vacuum Sealing Products. During the three months ended March 31, 2014 revenues from the sale of pouches and vacuum sealing machines increased by 44.2% compared to the prior year from $1,929,000 to $2,781,000. Our sales in this product line in 2014 and 2013 have been in two product categories: (i) zippered pouches and (ii) vacuum sealing systems incorporating vacuum sealing machines and associated pouches and rolls of film. For the three months ended 2014 and 2013, sales of pouch products (and vacuum sealing machines) in these categories have been as follows:

	Three Months Ended March 31,
	2014	2013

Zippered Pouches	$806,000	$698,000

Vacuum Sealing Products	1,975,000	1,231,000

Total	$2,781,000	$1,929,000

Zippered Pouches. Most of our sales of zippered pouches have been of branded products to a principal customer, although we have had limited sales of our ZipVac® pouch line as well.

Vacuum Sealing Systems. Since 2012, we have offered a line of vacuum sealing systems which include vacuum sealing machines and associated pouches and rolls of film.

In December, 2011, we entered into a Trademark License Agreement with S.C. Johnson & Son, Inc. pursuant to which we received a license to market and sell vacuum sealing machines as well as pouches and rolls of film for use with those machines, under the Ziploc brand name. In the first quarter 2012, we introduced and began to market and sell that branded line of vacuum sealing machines and associated open-top bags and rolls. Since that time, we have offered our branded vacuum sealing system lines of product principally to chain stores in the United States, including several major chains.

Our sales of our branded vacuum sealing products increased from $1.2 million during the three months ended March 31, 2013 to $2.0 million during the same period this year, principally as the result of sales to a number of retail chain stores.

Films. During the three months ended March 31, 2014 revenues from the sale of laminated film products decreased by 28.4% compared to the prior year period from $1,188,000 to $851,000. The increase is attributable to a decrease in sales to a principal customer. Approximately 98.4% of the sales of laminated film products during the three months ended March 31, 2014 were to a principal customer.

Other Revenues. During the three months ended March 31, 2014, we had revenues from the sale of various other products totaling $1,139,000 compared to revenues from other products in the same period during 2013 of $454,000. The revenues from the sale of such other products during 2014 include (i) sales by a variable interest entity which we now consolidate with our financial results in the amount of $541,000, (ii) sales of a line of “Candy Blossoms” and “Candy loons” consisting of candy and small inflated balloons sold in small containers, and (iii) the sale of accessories and supply items related to balloon products.

Sales to a limited number of customers continue to represent a large percentage of our net sales. The table below illustrates the impact on sales of our top three and ten customers for the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31,
	% of Sales
	2014	2013

Top 3 Customers	45.9%	50.8%

Top 10 Customers	64.3%	69.9%

During the three months ended March 31, 2014, there were two customers whose purchases represented more than 10% of the Company’s consolidated net sales. Sales to these customers for the three months ended March 31, 2014 were $4,227,000 or 28.3%, and $1,784,000 or 12.0%, of consolidated net sales, respectively. During the three months ended March 31, 2013, there was one customer whose purchases represented more than 10% of the Company’s consolidated net sales. Sales to this customer for the three months ended March 31, 2013, was $4,873,000 or 36.5% of consolidated net sales. As of March 31, 2014, the total amounts owed to the Company by the top two customers were $3,318,000 or 35.9%, and $1,655,000 or 17.9%, of the Company’s consolidated net accounts receivable, respectively. The amount owed at March 31, 2013 by our largest customer was $1,931,000 or 23.0%, of the Company’s consolidated net accounts receivable.

Cost of Sales. During the three months ended March 31, 2014, the cost of sales represented 76.6% of net sales compared to 77.7% for the three months ended March 31, 2013. The improvement in gross margins is attributable to (i) the sales by our Company, and the variable interest entity now consolidated with our financial results, of products having a greater gross margin rate than other products, and (ii) an increase in the gross margin at our Mexico subsidiary.

General and Administrative. During the three months ended March 31, 2014, general and administrative expenses were $1,908,000 or 12.8% of net sales, compared to $1,553,000 or 11.6% of net sales for the same period in 2013. The increase in general and administrative expenses is attributable principally to administrative expenses of $272,000 of a variable interest entity which was consolidated with our financial statements beginning in the fourth quarter of 2013.

Selling. During the three months ended March 31, 2014, selling expenses were $762,000 or 5.1% of net sales, compared to $460,000 or 3.4% of net sales for the same period in 2013. The increase in selling expenses for the three month period is attributable principally to (i) an increase in royalty expenses of $123,000, (ii) an increase in outside services of $63,000, and (iii) selling expenses of a variable interest entity consolidated with our financial statements in the amount of $50,000.

Advertising and Marketing. During the three months ended March 31, 2014, advertising and marketing expenses were $502,000 or 3.4% of net sales for the period, compared to $431,000 or 3.2% of net sales for the same period of 2013. The increase in advertising and marketing expense is attributable to (i) an increase in advertising related to the vacuum sealer machines of $52,000, and (ii) an increase in artwork and films expense of $31,000.

Other Income (Expense). During the three months ended March 31, 2014, the Company incurred net interest expense of $301,000, compared to net interest expense during the same period of 2013 in the amount of $468,000. The decrease in interest expense for the three months ended March 31, 2014 is attributable to a reduction in the amount of amortized debt discount we were required to recognize in relation to our mezzanine loan financing.

For the three months ended March 31, 2014, the Company had a foreign currency transaction loss of $5,000 compared to a foreign currency transaction gain of $145,000 during the same period of 2013.

Income Taxes. For the three months ended March 31, 2014, the Company reported a consolidated income tax benefit of $2,000, compared to a consolidated income tax expense of $86,000 for the same period of 2013. For the three months ended March 31, 2014, this income tax expense was composed of an income tax benefit in the United States, income tax expense in Mexico of Flexo Universal, our Mexican subsidiary, income tax expense in the United Kingdom of CTI Balloons Limited, our United Kingdom subsidiary, and income tax expense in Germany of CTI Europe, our Germany subsidiary.

Net Income. For the three months ended March 31, 2014, the Company had net income of $45,000 or $0.01 per share (basic and diluted), compared to net income of $130,000 for the same period of 2013 or $0.04 per share (basic and diluted). In the first quarter this year, the Company had income from operations of $326,000 compared to income from operations in the first quarter of 2013 of $530,000.

Financial Condition, Liquidity and Capital Resources

Cash Flow Items.

Operating Activities. During the three months ended March 31, 2014, net cash provided by operations was $2,024,000, compared to net cash provided by operations during the three months ended March 31, 2013 of $115,000.

Significant changes in working capital items during the three months ended March 31, 2014 consisted of (i) an increase in accounts receivable of $375,000, (ii) an increase in inventories of $433,000, (iii) depreciation and amortization in the amount of $543,000, (iv) an increase in trade payables of $2,078,000, and (v) a decrease in prepaid expenses and other assets of $412,000.

Investing Activity. During the three months ended March 31, 2014, cash used in investing activity was $304,000, compared to $460,000 in the same period of 2013. Substantially all of this expense is related to equipment acquisitions and capitalized maintenance, leasehold improvements, tooling and related expense.

Financing Activities. During the three months ended March 31, 2014, cash used in financing activities was $1,963,000 compared to cash provided by financing activities for the same period of 2013 in the amount of $434,000. During the three months ended March 31, 2014, financing activities included proceeds from issuance of short-term debt of $169,000, payment of $123,000 on long-term debt obligations, and proceeds from issuance of stock of $300,000.

Liquidity and Capital Resources. At March 31, 2014, the Company had cash balances of $428,000 compared to cash balances of $448,000 for the same period in 2013 and there was $2,819,000 available to advance under the Company’s revolving line of credit.

At March 31, 2014, the Company had a working capital balance of $11,731,000 compared to a working capital balance of $11,738,000 at December 31, 2013.

The Company’s liquidity is dependent significantly on its bank financing and the Company relies on its revolving line of credit to maintain liquidity. On April 29, 2010, the Company entered into a Credit Agreement with BMO Harris Bank N.A. (“BMO Harris”). Under the Credit Agreement, BMO Harris agreed to provide loans and credits to the Company in the aggregate maximum amount of $14,417,000. The arrangement included:

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

The Credit Agreement, as amended, provides that the outstanding balance of all loans under the agreement will bear interest with reference to a base rate or, at the option of the Company, with reference to an adjusted LIBOR. At March 31, 2014, the effective rate on the outstanding loan balances was 4.0%.

As of March 31, 2014, the outstanding balances on the loans with BMO Harris were: (i) revolving line of credit, $6,217,000, (ii) mortgage loan, $1,968,000, and (iii) equipment loan, $804,000.

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

As of March 31, 2014, the Company was in compliance with all of the revised financial covenants of the Credit Agreement and Note and Warrant Purchase Agreement.

Seasonality

In recent years, sales in the foil balloon product line have historically been seasonal with approximately 40% occurring in the period from December through March and 24% being generated in the period from July through October. The sales of latex balloons and laminated film products have not historically been seasonal.

Critical Accounting Policies

Please see pages 25-28 of our Annual Report on Form 10-K for the year ended December 31, 2013 for a description of policies that are critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. No material changes to such information have occurred during the three months ended March 31, 2014.

Regulatory Matters

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

Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk

Not applicable.

Item 4. Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2014. Based on such review and evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of March 31, 2014, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, (a) is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and (b) is accumulated and communicated to our management, including the officers, as appropriate to allow timely decisions regarding required disclosure. There were no material changes in our internal control over financial reporting during the first quarter of 2014 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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
101

Interactive Data Files, including the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 15, 2014	CTI INDUSTRIES CORPORATION

	By:	/s/ John H. Schwan
John H. Schwan
Chief Executive Officer

	By:	/s/ Stephen M. Merrick
Stephen M. Merrick
President

	By:	/s/ Timothy S. Patterson
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
101

Interactive Data Files, including the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements.

