Form 10-Q
period 2014-06-30
CTI INDUSTRIES CORP
filed 2014-08-14
CIK 1042187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

The number of shares outstanding of the Registrant’s common stock as of August 1, 2014 was 3,301,116.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

CTI Industries Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents (VIE $28,000 and $54,000, respectively)	$277,562	$666,616
Accounts receivable, (less allowance for doubtful accounts of $226,000 and $217,000, respectively) (VIE $4,000 and $0, respectively)	10,069,378	8,883,106
Inventories, net (VIE $542,000 and $390,000, respectively)	16,651,235	15,428,413
Net deferred income tax asset	820,558	931,245
Prepaid expenses (VIE $3,000 and $3,000, respectively)	1,571,114	1,315,384
Other current assets (VIE $77,000 and $76,000, respectively)	815,322	945,914

Total current assets	30,205,169	28,170,678

Property, plant and equipment:
Machinery and equipment (VIE $729,000 and $723,000, respectively)	27,184,242	26,639,722
Building	3,360,017	3,360,017
Office furniture and equipment (VIE $43,000 and $39,000, respectively)	3,466,571	3,287,951
Intellectual property	482,088	482,088
Land	250,000	250,000
Leasehold improvements	664,762	586,515
Fixtures and equipment at customer locations	3,012,013	2,784,419
Projects under construction	668,218	1,009,623
	39,087,911	38,400,335
Less : accumulated depreciation and amortization (VIE $120,000 and $92,000, respectively)	(30,779,546)	(29,718,564)

Total property, plant and equipment, net	8,308,365	8,681,771

Other assets:
Deferred financing costs, net	161,050	197,585
Goodwill (VIE $440,000 and $440,000, respectively)	1,473,176	1,473,176
Net deferred income tax asset	749,835	317,639
Other assets (due from related party $24,000 and $24,000, respectively)	359,710	230,651

Total other assets	2,743,771	2,219,051

TOTAL ASSETS	$41,257,305	$39,071,500

LIABILITIES AND EQUITY
Current liabilities:
Checks written in excess of bank balance (VIE $5,000 and $0, respectively)	$821,172	$704,757
Trade payables (VIE $92,000 and $94,000, respectively)	6,282,510	3,573,007
Line of credit (VIE $497,000 and $219,000, respectively)	8,795,338	8,769,024
Notes payable - current portion (net discount of $136,000 and $125,000, repectively) (VIE $111,000 and $107,000, respectively)	336,277	342,931
Notes payable affiliates - current portion	9,706	9,079
Capital Lease - current portion	31,542	30,487
Accrued liabilities (VIE $84,000 and $73,000, respectively)	2,504,753	3,003,704

Total current liabilities	18,781,298	16,432,989

Long-term liabilities:
Notes payable – affiliates	287,997	281,148
Notes payable, net of current portion (net discount of $360,000 and $430,000, repectively) (VIE $380,000 and $441,000, respectively)	7,339,940	7,511,383
Notes payable - officers, subordinated	1,195,381	1,155,705
Capital Lease	93,631	109,670

Total long-term debt, net of current portion	8,916,949	9,057,906

Warrants Payable	638,619	816,480

Total long-term liabilities	9,555,568	9,874,386

Equity:
CTI Industries Corporation stockholders' equity:
Preferred Stock — no par value 2,000,000 shares authorized 0 shares issued and outstanding	-	-
Common stock - no par value, 5,000,000 shares authorized, 3,376,743 and 3,320,773 shares issued and 3,301,116 and 3,248,646 outstanding, respectively	13,775,994	13,775,994
Paid-in-capital	1,508,758	1,165,549
Accumulated earnings	32,071	109,137
Accumulated other comprehensive loss	(2,252,105)	(2,253,501)
Less: Treasury stock, 75,627 and 72,127 shares, respectively	(160,784)	(141,289)

Total CTI Industries Corporation stockholders' equity	12,903,934	12,655,890

Noncontrolling interest	16,505	108,235

Total Equity	12,920,439	12,764,125

TOTAL LIABILITIES AND EQUITY	$41,257,305	$39,071,500

See accompanying notes to condensed consolidated unaudited financial statements

CTI Industries Corporation and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013

Net Sales	$13,158,876	$13,034,306	$28,079,207	$26,379,072

Cost of Sales	10,132,840	10,552,216	21,555,762	20,922,965

Gross profit	3,026,036	2,482,090	6,523,445	5,456,107

Operating expenses:
General and administrative	1,967,268	1,393,013	3,874,977	2,946,059
Selling	565,568	435,213	1,327,444	895,416
Advertising and marketing	548,899	362,731	1,050,773	793,348

Total operating expenses	3,081,735	2,190,957	6,253,194	4,634,823

(Loss) income from operations	(55,699)	291,133	270,251	821,284

Other (expense) income:
Interest expense	(212,361)	(205,775)	(519,385)	(679,285)
Interest income	7,381	5,536	12,916	11,072
Foreign currency gain (loss)	2,696	(170,821)	(2,481)	(26,297)

Total other expense, net	(202,284)	(371,060)	(508,950)	(694,510)

Net (loss) income before taxes	(257,983)	(79,927)	(238,699)	126,774

Income tax (benefit) expense	(83,726)	(24,369)	(85,903)	61,400

Net (loss) income	(174,257)	(55,558)	(152,796)	65,374

Less: Net (loss) income attributable to noncontrolling interest	(51,768)	420	(75,730)	(8,980)

Net (loss) income attributable to CTI Industries Corporation	$(122,489)	$(55,978)	$(77,066)	$74,354

Other Comprehensive Income
Foreign currency adjustment	189,488	200,632	1,396	170,232
Comprehensive income (loss)	$66,999	$144,654	$(75,670)	$244,586

Basic (loss) income per common share	$(0.04)	$(0.02)	$(0.02)	$0.02

Diluted (loss) income per common share	$(0.04)	$(0.02)	$(0.02)	$0.02

Weighted average number of shares and equivalent shares of common stock outstanding:
Basic	3,301,116	3,248,646	3,275,335	3,248,646

Diluted	3,453,217	3,400,641	3,431,723	3,405,946

See accompanying notes to condensed consolidated unaudited financial statements

CTI Industries Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended June 30,
	2014	2013

Cash flows from operating activities:
Net (loss) income	$(152,796)	$65,374
Adjustment to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,073,427	946,947
Amortization of debt discount	60,306	54,989
Change in value of swap agreement	(39,017)	(30,942)
Stock based compensation	43,209	69,183
Provision for losses on accounts receivable	39,905	45,733
Provision for losses on inventories	10,629	51,401
Deferred income taxes	(324,509)	(113,131)
Change in assets and liabilities:
Accounts receivable	(1,182,774)	51,114
Inventories	(1,187,929)	684,273
Prepaid expenses and other assets	(49,417)	124,655
Trade payables	2,655,129	(280,102)
Accrued liabilities	(935,661)	(19,141)

Net cash provided by operating activities	10,502	1,650,353

Cash used in investing activities - purchases of property, plant and equipment	(618,834)	(956,303)

Cash flows from financing activities:
Change in checks written in excess of bank balance	114,870	(67,690)
Net change in revolving line of credit	26,868	(374,533)
Proceeds from issuance of long-term debt	55,960	174,959
Repayment of long-term debt (related parties $4,000 and $32,000)	(262,841)	(263,368)
Cash paid for deferred financing fees	-	(51,658)
Purchase of treasury stock	(19,495)	-
Dividends paid	(16,000)	-
Proceeds from issuance of stock, net	300,000	-

Net cash provided by (used in) financing activities	199,362	(582,290)

Effect of exchange rate changes on cash	19,916	(4,079)

Net (decrease) increase in cash and cash equivalents	(389,054)	107,681

Cash and cash equivalents at beginning of period	666,616	351,064

Cash and cash equivalents at end of period	$277,562	$458,745

Supplemental disclosure of cash flow information:
Cash payments for interest	$571,491	$567,063

Cash payments for taxes	$55,466	$25,000

Supplemental Disclosure of non-cash investing and financing activity
Property, Plant & Equipment acquisitions funded by liabilities	$58,967	$81,295

See accompanying notes to condensed consolidated unaudited financial statements

CTI Industries Corporation and Subsidiaries

Condensed Consolidated Earnings per Share (unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Basic
Average shares outstanding:
Weighted average number of common shares outstanding	3,301,116	3,248,646	3,275,335	3,248,646

Net income:
Net (loss) income attributable to CTI Industries Corporation	$(122,489)	$(55,978)	$(77,066)	$74,354

Per share amount	$(0.04)	$(0.02)	$(0.02)	$0.02

Diluted
Average shares outstanding:
Weighted average number of common shares outstanding	3,249,268	3,248,646	3,249,268	3,248,646

Effect of dilutive shares	152,101	151,995	156,388	157,300

Weighted average number of shares and equivalent shares of common stock outstanding	3,453,217	3,400,641	3,431,723	3,405,946

Net income:
Net (loss) income attributable to CTI Industries Corporation	$(122,489)	$(55,978)	$(77,066)	$74,354

Per share amount	$(0.04)	$(0.02)	$(0.02)	$0.02

See accompanying notes to condensed consolidated unaudited financial statements

CTI Industries Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 - Basis of Presentation

The accompanying condensed (a) consolidated balance sheet as of December 31, 2013, which has been derived from audited consolidated financial statements, and (b) the unaudited interim condensed consolidated financial statements have been prepared and, in the opinion of management, contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the consolidated financial position and the consolidated statements of comprehensive income and consolidated cash flows for the periods presented in conformity with generally accepted accounting principles for interim consolidated financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America. Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2014. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2013.

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

As of June 30, 2014 and 2013, shares to be issued upon the exercise of options and warrants aggregated 368,548 and 358,548, respectively. The number of anti-dilutive shares (not included in the determination of earnings on a diluted basis) for the three months ended June 30, 2014 and 2013, were 199,000 and 189,000, respectively, all of which were represented by options. The number of anti-dilutive shares for the six months ended June 30, 2014 and 2013, were 90,000 and 80,000, respectively, all of which were represented by options.

Significant Accounting Policies:

The Company’s significant accounting policies are summarized in Note 2 of the Company’s consolidated financial statements for the year ended December 31, 2013. There were no significant changes to these accounting policies during the three and six months ended June 30, 2014.

Recent Accounting Pronouncements:

In May 2014, the Financial Accounting Standards Board (FASB) issued guidance on the recognition of revenue from contracts with customers. Revenue recognition will depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application. The guidance is effective January 1, 2017 and early adoption is not permitted. The company is currently evaluating the impact of the new guidance and the method of adoption in the consolidated financial results.

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

The Company’s net income for the three months ended June 30, 2014 and 2013 includes approximately $21,000 and $33,000, respectively of compensation costs related to share based payments. The Company’s net income for the six months ended June 30, 2014 and 2013 includes approximately $43,000 and $69,000, respectively of compensation costs related to share based payments. As of June 30, 2014 there is $77,000 of unrecognized compensation expense related to non-vested stock option grants and stock grants. We expect approximately $34,000 of additional stock-based compensation expense to be recognized over the remainder of 2014, $29,000 to be recognized during 2015, $11,000 to be recognized during 2016, and $3,000 to be recognized during 2017.

As of June 30, 2014, the Company had three stock-based compensation plans pursuant to which stock options were, or may be, granted. The Plans provide for the award of options, which may either be incentive stock options (“ISOs”) within the meaning of Section 422A of the Internal Revenue Code of 1986, as amended (the “Code”) or non-qualified options (“NQOs”) which are not subject to special tax treatment under the Code, as well as for stock grants.

On April 12, 2001, the Board of Directors approved for adoption, effective December 27, 2001, the 2001 Stock Option Plan (“2001 Plan”). The 2001 Plan authorizes the grant of options to purchase up to an aggregate of 119,050, shares of the Company’s Common Stock. As of June 30, 2014, options for 139,958 shares (including cancelled shares re-issued under the Plan) have been granted and were fully vested at the time of grant and options for 2,000 shares remain outstanding.

On April 24, 2002, the Board of Directors approved for adoption, effective October 12, 2002, the 2002 Stock Option Plan (“2002 Plan”). The 2002 Plan authorizes the grant of options to purchase up to an aggregate of 142,860 shares of the Company’s Common Stock. As of June 30, 2014, options for 123,430 shares have been granted and were fully vested at the time of grant and options for 27,500 shares remain outstanding.

On April 10, 2009, the Board of Directors approved for adoption, and on June 5, 2009, the shareholders of the Corporation approved, a 2009 Stock Incentive Plan (“2009 Plan”). The 2009 Plan authorizes the issuance of up to 250,000 shares of stock or options to purchase stock of the Company. As of June 30, 2014, options for 201,000 shares had been granted and options for 199,000 shares remain outstanding.

A summary of the Company’s stock option activity and related information is as follows:

	Shares under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance at December 31, 2013	228,500	$5.23	3.0	$161,250
Granted	-	-
Cancelled	-	-
Exercised	-	-
Outstanding at June 30, 2014	228,500	$5.23	2.5	$49,855

Exercisable at June 30, 2014	120,182	$4.92	2.2	$49,855

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

On June 30, 2014, the Company received waivers from each of BMO Harris and BMO Equity of certain anticipated non-compliance with certain of the financial covenants under the Credit Agreement and the Note and Warrant Purchase Agreement, as amended. Accordingly, as of June 30, 2014, the Company was in compliance with all of the revised financial covenants of those agreements or the failure to comply with any of such covenants had been waived.

Management of the Company is currently engaged in negotiations with BMO Harris and BMO Equity, and in financing efforts, for a restructuring of the agreements with those entities under which financial covenants would be modified, additional financing provided and reduction of certain loan balances achieved. Management believes that a restructuring of these agreements will be completed during the third quarter 2014.

A summary of the Company’s stock warrant activity and related information is as follows:

	Shares under Warrant	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance at December 31, 2013	140,048	$0.01	8.5	$816,480
Granted
Cancelled	-	-
Exercised	-	-
Outstanding at June 30, 2014	140,048	$0.01	8.0	$638,619

Exercisable at June 30, 2014	-	-	-	-

A summary of the Company’s stock option activity by grant date as of June 30, 2014 is as follows:

	Options Outstanding				Options Vested
Options by Grant Date	Shares	Weighted Avg.	Remain. Life	Intrinsic Val	Shares	Weighted Avg.	Remain. Life	Intrinsic Val
Dec 2005	29,500	$2.88	1.5	$49,855	29,500	$2.88	1.5	$49,855
Dec 2010	72,000	6.14	1.5	-	39,750	5.97	1.5	-
Jan 2011	8,000	5.96	1.5	-	5,332	5.96	1.5	-
Nov 2012	109,000	5.17	3.4	-	43,600	5.17	3.4	-
Nov 2013	10,000	5.75	4.4	-	2,000	5.75	4.4	-
TOTAL	228,500	$5.23	2.5	$49,855	120,182	$4.92	2.2	$49,855

The aggregate intrinsic value in the tables above represents the total pre-tax intrinsic value (the difference between the closing price of the Company’s common stock on the last trading day of the quarter ended June 30, 2014 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all the holders exercised their options on June 30, 2014.

Note 3 - Legal Proceedings

The Company is party to certain claims or actions arising in the normal course of business. The ultimate outcome of these matters is unknown but, in the opinion of management, the resolution of these matters is not expected to have a significant effect on the future financial position or results of operations of the Company.

Note 4 - Other Comprehensive Income

In the three and six months ended June 30, 2014 the company had a comprehensive gain of $189,000 and a comprehensive gain of $1,000, respectively, all from foreign currency translation adjustments.

The following table sets forth the accumulated balance of other comprehensive loss and each component.

	Foreign Currency Items	Total Accumulated Other Comprehensive Loss

Beginning balance as of January 1, 2014	$(2,253,501)	$(2,253,501)

Current period change, net of tax	1,396	1,396

Ending Balance as of June 30, 2014	$(2,252,105)	$(2,252,105)

Note 5 - Inventories, Net

	June 30, 2014	December 31, 2013
Raw materials	$3,711,652	$3,342,528
Work in process	1,369,159	1,149,704
Finished goods	12,319,254	11,673,872
Allowance for excess quantities	(748,830)	(737,691)
Total inventories	$16,651,235	$15,428,413

Note 6 - Geographic Segment Data

The Company has determined that it operates primarily in one business segment which designs, manufactures and distributes film and film related products for use in packaging, storage and novelty balloon products. The Company operates in foreign and domestic regions. Information about the Company's operations by geographic areas is as follows:

	Net Sales to Outside Customers		Net Sales to Outside Customers
	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

United States	$9,408,000	$9,789,000	$20,178,000	$19,660,000
Europe	408,000	185,000	802,000	427,000
Mexico	2,804,000	2,622,000	5,634,000	5,208,000
United Kingdom	539,000	438,000	1,465,000	1,084,000

	$13,159,000	$13,034,000	$28,079,000	$26,379,000

	Total Assets at
	June 30,	December 31,
	2014	2013

United States	$29,543,000	$28,758,000
Europe	1,424,000	1,145,000
Mexico	8,680,000	8,144,000
United Kingdom	1,610,000	1,025,000

	$41,257,000	$39,072,000

Note 7 - Concentration of Credit Risk

Concentration of credit risk with respect to trade accounts receivable is generally limited due to the large number of entities comprising the Company's customer base. The Company performs ongoing credit evaluations and provides an allowance for potential credit losses against the portion of accounts receivable which is estimated to be uncollectible. Such losses have historically been within management's expectations. During the three and six months ended June 30, 2014 and 2013, there were two customers whose purchases represented more than 10% of the Company’s consolidated net sales, respectively. Sales to these customers for the three and six months ended June 30, 2014 and 2013 are as follows:

	Three Months Ended		Three Months Ended
	June 30, 2014		June 30, 2013
Customer	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Customer A	$3,703,000	28.1%	$3,537,000	27.1%
Customer B	$1,379,000	10.5%	$1,921,000	14.7%

	Six Months Ended		Six Months Ended
	June 30, 2014		June 30, 2013
Customer	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Customer A	$7,930,000	28.2%	$8,411,000	31.9%
Customer B	$3,163,000	11.3%	$2,681,000	10.2%

As of June 30, 2014, the total amounts owed to the Company by these customers were approximately $2,092,000 or 20.8%, and $1,541,000 or 15.3% of the Company’s consolidated net accounts receivable, respectively. The amounts owed at June 30, 2013 by these customers were approximately $1,411,000 or 18.5% and $1,209,000 or 15.8% of the Company’s consolidated net accounts receivable.

Note 8 - Related Party Transactions

Stephen M. Merrick, President of the Company, is of counsel to the law firm of Vanasco Genelly and Miller PC which provides legal services to the Company. Legal fees paid by the Company to this firm for the three months ended June 30, 2014 and 2013, respectively, were $26,000 and $29,000. Legal fees paid by the Company to this firm for the six months ended June 30, 2014 and 2013, respectively, were $51,000 and $62,000.

John H. Schwan, Chief Executive Officer of the Company, during a portion of 2013, was a principal of Shamrock Specialty Packaging and affiliated companies. The Company made payments for packaging materials, rent and temporary employees supplied by Shamrock of approximately $564,000 during the three months ended June 30, 2014 and $602,000 during the three months ended June 30, 2013. The Company made payments for packaging materials, rent and temporary employees supplied by Shamrock of approximately $1,018,000 during the six months ended June 30, 2014 and $1,560,000 during the six months ended June 30, 2013. At June 30, 2014 and 2013, outstanding accounts payable balances were $240,000 and $155,000, respectively.

Interest payments have been made or accrued to John H. Schwan for loans made to the Company. During the three months ended June 30, 2014 and 2013 these interest payments totaled $20,000 and $19,000, respectively. During the six months ended June 30, 2014 and 2013 these interest payments totaled $40,000 and $38,000, respectively.

On July 1, 2011, Flexo Universal, S.A. de C.V. (“Flexo”) entered into a lease agreement with Venture Leasing S.A. de R.L. (“Venture Leasing Mexico”) for the lease of balloon production equipment financed and owned by Venture Leasing Mexico and used by Flexo for the production of latex balloons. Venture Leasing Mexico is wholly owned by entities owned by John H. Schwan, Chief Executive Officer of the Company and Stephen M. Merrick, President of the Company. Venture Leasing Mexico and Venture Leasing L.L.C., also owned by entities owned by Mr. Schwan and Mr. Merrick, are deemed variable interest entities and are consolidated with the accounts of the Company. During the three and six months ended June 30, 2014, Flexo made lease payments to Venture Leasing Mexico totaling $36,000 and $72,000. During the three and six months ended June 30, 2013, Flexo made lease payments to Venture Leasing Mexico totaling $36,000 and $72,000.

Note 9 - Derivative Instruments; Fair Value

The following tables represents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2014 and December 30, 2013, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

	Amount as of
Description	6/30/2014	Level 1	Level 2	Level 3

Interest Rate Swap	$21,000	$-	$21,000	$-
Warrant Liability	639,000	-	639,000

	$660,000	$-	$660,000	$-

	Amount as of
Description	12/31/2013	Level 1	Level 2	Level 3

Interest Rate Swap	$60,000	$-	$60,000	$-
Warrant Liability	816,000	-	816,000	-

	$876,000		$876,000

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

Fair Values of Derivative Instruments in the Statement of Financial Position

	Liability Derivatives as of
	June 30, 2014		December 31, 2013
Derivatives not designated as hedging instruments under Statement 133	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest Rate Contracts	Accrued Liabilities	$21,000	Accrued Liabilities	$60,000

The Effect of Derivative Instruments on the Statement of Financial Performance

	For the three months ended
	June 30, 2014		June 30, 2013
Derivatives not Designated as Hedging Instruments under Statement 133	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
Interest Rate Contracts	Interest Expense	$1,000	Interest Expense	$(4,000)
Interest on fixed/variable rate variances		$21,000		$21,000

The Effect of Derivative Instruments on the Statement of Financial Performance

	For the six months ended
	June 30, 2014		June 30, 2013
Derivatives not Designated as Hedging Instruments under Statement 133	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
Interest Rate Contracts	Interest Expense	$3,000	Interest Expense	$(9,000)
Interest on fixed/variable rate variances		$42,000		$40,000

Note 10 – Subsequent Event

On July 3, 2014, the Company entered into an operating Lease Agreement with Jules and Associates, Inc. (“Lessor”) under which the Lessor leased to the Company for a term of 60 months a six color central impression flexo printing press, and associated equipment, components and parts. Monthly rent payable under the Lease Agreement is $5,370.51.

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

Results of Operations

Net Sales. For the three months ended June 30, 2014, net sales were $13,159,000 compared to net sales of $13,034,000 for the same period of 2013, an increase of 1.0%. For the quarters ended June 30, 2014 and 2013, net sales by product category were as follows:

	Three Months Ended
	June 30, 2014		June 30, 2013
	$	% of	$	% of
Product Category	(000) Omitted	Net Sales	(000) Omitted	Net Sales

Foil Balloons	6,115	46%	5,560	43%

Latex Balloons	3,109	24%	3,005	23%

Vacuum Sealing Products	2,040	16%	3,093	24%

Film Products	1,077	8%	994	7%

Other Sales	818	6%	382	3%

Total	13,159	100%	13,034	100%

For the six months ended June 30, 2014, net sales were $28,079,000 compared to net sales of $26,379,000 for the same period of 2013, an increase of 6.4%. For the six months ended June 30, 2014 and 2013, net sales by product category were as follows:

	Six Months Ended
	June 30, 2014		June 30, 2013
	$	% of	$	% of
Product Category	(000) Omitted	Net Sales	(000) Omitted	Net Sales

Foil Balloons	13,388	48%	12,342	47%

Latex Balloons	5,985	21%	5,997	23%

Vacuum Sealing Products	4,822	17%	5,021	19%

Film Products	1,929	7%	2,183	8%

Other Sales	1,955	7%	836	3%

Total	28,079	100%	26,379	100%

Foil Balloons. During the three months ended June 30, 2014 revenues from the sale of foil balloons increased by 10.0% compared to the prior year period from $5,560,000 to $6,115,000. During the six months ended June 30, 2014 revenues from the sale of foil balloons increased by 8.5% compared to the prior year period from $12,342,000 to $13,388,000. During the first half of 2014, foil balloon sales to our largest customer decreased slightly to $7,733,000 from $7,774,000 in the first half of last year. However, sales of foil balloons to other customers were $5,655,000 compared to $4,568,000 for the same period last year. These included sales to various customers in the United States, Mexico, the United Kingdom and Europe, including increases in sales to existing customers and new customers in each of those markets.

Latex Balloons. During the three months ended June 30, 2014 revenues from the sale of latex balloons increased by 3.5% compared to the prior year period from $3,005,000 to $3,109,000. During the six months ended June 30, 2014 revenues from the sale of latex balloons decreased slightly by 0.2% compared to the prior year period from $5,997,000 to $5,985,000. The increase during the three months ended June 30, 2014 was attributable to increased sales of latex by our subsidiary in Mexico, Flexo Universal.

Vacuum Sealing Products. During the three months ended June 30, 2014 revenues from the sale of pouches and vacuum sealing machines decreased by 34.0% compared to the prior year from $3,093,000 to $2,040,000. During the six months ended June 30, 2014 revenues from the sale of pouches and vacuum sealing machines decreased by 4.0% compared to the prior year from $5,021,000 to $4,822,000. Our sales in this product line in 2014 and 2013 have been in two product categories: (i) zippered pouches and (ii) vacuum sealing systems incorporating vacuum sealing machines and associated pouches and rolls of film. For the three and six months ended 2014 and 2013, sales of pouch products (and vacuum sealing machines) in these categories have been as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Zippered Pouches	$376,000	$824,000	$1,179,000	$1,526,000

Vacuum Sealing Systems	1,664,000	2,269,000	3,643,000	3,495,000

Total	$2,040,000	$3,093,000	$4,822,000	$5,021,000

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

Our sales of our branded vacuum sealing systems increased from $3.5 million during the first half of 2013 to $3.6 million during the same period this year, principally as the result of sales to a number of retail chain stores. Sales of the zippered pouch products declined during the first half of 2014 from $1.5 million to $1.2 million during the same period in 2013.

Films. During the three months ended June 30, 2014 revenues from the sale of laminated film products increased by 8.4% compared to the prior year period from $994,000 to $1,077,000. During the six months ended June 30, 2014 revenues from the sale of laminated film products decreased by 11.6% compared to the prior year period from $2,183,000 to $1,929,000. The decrease is attributable to a decrease in sales to a principal customer. Approximately 98.9% of the sales of laminated film products during the three months ended June 30, 2014 were to a principal customer.

Other Revenues. During the three months ended June 30, 2014, we had revenues from the sale of various other products totaling $818,000 compared to revenues from other products in the same period during 2013 of $382,000. During the six months ended June 30, 2014, we had revenues from the sale of various other products totaling $1,955,000 compared to revenues from other products in the same period during 2013 of $836,000. The revenues from the sale of such other products during 2014 include (i) sales by a variable interest entity which we now consolidate with our financial results in the amount of $1,125,000, (ii) sales of a line of “Candy Blossoms” and “Candy Loons” consisting of candy and small inflated balloons sold in small containers, and (iii) the sale of accessories and supply items related to balloon products.

Sales to a limited number of customers continue to represent a large percentage of our net sales. The table below illustrates the impact on sales of our top three and ten customers for the three months ended June 30, 2014 and 2013.

	Three Months Ended June 30,		Six Months Ended June 30,
	% of Sales		% of Sales
	2014	2013	2014	2013

Top 3 Customers	46.8%	49.4%	46.3%	50.1%

Top 10 Customers	65.0%	72.2%	62.8%	70.0%

During the three and six months ended June 30, 2014, there were two customers whose purchases represented more than 10% of the Company’s consolidated net sales. Sales to these customers for the three months ended June 30, 2014 were $3,703,000 or 28.1% and $1,379,000 or 10.5%, of consolidated net sales, respectively. Sales to these customers for the three months ended June 30, 2013, were $3,537,000 or 27.1% and 1,921,000 or 14.7% of consolidated net sales. Sales to these customers for the six months ended June 30, 2014 were $7,930,000 or 28.2% and $3,163,000 or 11.3%, of consolidated net sales, respectively. Sales to these customers for the six months ended June 30, 2013 were $8,411,000 or 31.9% and $2,681,000 or 10.2%, of consolidated net sales, respectively. As of June 30, 2014, the total amounts owed to the Company by the top two customers were $2,092,000 or 20.8% and $1,541,000 or 15.3%, of the Company’s consolidated net accounts receivable, respectively. The amount owed at June 30, 2013 by the top two customers were $1,411,000 or 18.5% and $1,209,000 or 15.8%, of the Company’s consolidated net accounts receivable, respectively.

Cost of Sales. During the three months ended June 30, 2014, the cost of sales represented 77.0% of net sales compared to 81.0% for the three months ended June 30, 2013. During the six months ended June 30, 2014, the cost of sales represented 76.8% of net sales compared to 79.3% for the six months ended June 30, 2013. The improvement in gross margins is attributable principally to (i) sales by our Company, and the variable interest entity now consolidated with our financial results, of products having a greater gross margin rate than other products, and (ii) an increase in the gross margin at our Mexico subsidiary.

General and Administrative. During the three months ended June 30, 2014, general and administrative expenses were $1,967,000 or 15.0% of net sales, compared to $1,393,000 or 10.7% of net sales for the same period in 2013. During the six months ended June 30, 2014, general and administrative expenses were $3,875,000 or 13.8% of net sales, compared to $2,946,000 or 11.2% of net sales for the same period in 2013. The increase in general and administrative expenses is attributable principally to (i) administrative expenses of $589,000 of a variable interest entity which was consolidated with our financial statements beginning in the fourth quarter of 2013, (ii) an increase in audit expenses of $90,000, and (iii) an increase in administrative expenses at our Mexico subsidiary of $64,000.

Selling. During the three months ended June 30, 2014, selling expenses were $566,000 or 4.3% of net sales, compared to $435,000 or 3.3% of net sales for the same period in 2013. During the six months ended June 30, 2014, selling expenses were $1,327,000 or 4.7% of net sales, compared to $895,000 or 3.4% of net sales for the same period in 2013. The increase in selling expenses is attributable principally to (i) an increase in royalty expenses of $178,000, (ii) an increase in outside services of $120,000, and (iii) selling expenses of a variable interest entity consolidated with our financial statements in the amount of $83,000.

Advertising and Marketing. During the three months ended June 30, 2014, advertising and marketing expenses were $549,000 or 4.2% of net sales for the period, compared to $363,000 or 2.8% of net sales for the same period of 2013. During the six months ended June 30, 2014, advertising and marketing expenses were $1,051,000 or 3.7% of net sales for the period, compared to $793,000 or 3.0% of net sales for the same period of 2013. The increase in advertising and marketing expense is attributable to (i) outside services of $79,000 which were reallocated from selling expense to marketing expense, (ii) an increase in advertising related to the vacuum sealer machines of $63,000, (iii) an increase in artwork and films expense of $46,000, and (iv) advertising expenses of a variable interest entity consolidated with our financial statements in the amount of $40,000.

Other Income (Expense). During the three months ended June 30, 2014, the Company incurred net interest expense of $205,000, compared to net interest expense during the same period of 2013 in the amount of $200,000. During the six months ended June 30, 2014, the Company incurred net interest expense of $506,000, compared to net interest expense during the same period of 2013 in the amount of $668,000. The decrease in interest expense for the six months ended June 30, 2014 is attributable to a reduction in the amount of amortized debt discount we were required to recognize in relation to our mezzanine loan financing.

For the three months ended June 30, 2014, the Company had a foreign currency transaction gain of $3,000 compared to a foreign currency transaction loss of $171,000 during the same period of 2013. For the six months ended June 30, 2014, the Company had a foreign currency transaction loss of $2,000 compared to a foreign currency transaction loss of $26,000 during the same period of 2013.

Income Taxes. For the three months ended June 30, 2014, the Company reported a consolidated income tax benefit of $84,000, compared to a consolidated income tax benefit of $24,000 for the same period of 2013. For the six months ended June 30, 2014, the Company reported a consolidated income tax benefit of $86,000, compared to a consolidated income tax expense of $61,000 for the same period of 2013. For the six months ended June 30, 2014, this income tax expense was composed of an income tax benefit in the United States, income tax expense in Mexico of Flexo Universal, our Mexican subsidiary and income tax expense in the United Kingdom of CTI Balloons Limited, our United Kingdom subsidiary.

Net Income. For the three months ended June 30, 2014, the Company had net loss of $122,000 or ($0.04) per share (basic and diluted), compared to net loss of $56,000 for the same period of 2013 or ($0.02) per share (basic and diluted). For the six months ended June 30, 2014, the Company had net loss of $77,000 or ($0.02) per share (basic and diluted), compared to net income of $74,000 for the same period of 2013 or $0.02 per share (basic and diluted). In the first half of this year, the Company had income from operations of $270,000 compared to income from operations in the first half of 2013 of $821,000.

Financial Condition, Liquidity and Capital Resources

Cash Flow Items.

Operating Activities. During the six months ended June 30, 2014, net cash provided by operations was $11,000, compared to net cash provided by operations during the six months ended June 30, 2013 of $1,650,000.

Significant changes in working capital items during the six months ended June 30, 2014 consisted of (i) an increase in accounts receivable of $1,183,000, (ii) an increase in inventories of $1,188,000, (iii) depreciation and amortization in the amount of $1,073,000, (iv) an increase in trade payables of $2,655,000, and (v) an increase in prepaid expenses and other assets of $49,000.

Investing Activity. During the six months ended June 30, 2014, cash used in investing activity was $619,000, compared to $956,000 in the same period of 2013. Substantially all of this expense is related to equipment acquisitions and capitalized maintenance, leasehold improvements, tooling and related expense.

Financing Activities. During the six months ended June 30, 2014, cash provided by financing activities was $199,000 compared to cash used in financing activities for the same period of 2013 in the amount of $582,000. During the six months ended June 30, 2014, financing activities included payment of $263,000 on long-term debt obligations and proceeds from issuance of stock of $300,000.

Liquidity and Capital Resources. At June 30, 2014, the Company had cash balances of $278,000 compared to cash balances of $459,000 for the same period in 2013 and there was $1,300,000 available to advance under the Company’s revolving line of credit.

At June 30, 2014, the Company had a working capital balance of $11,424,000 compared to a working capital balance of $11,738,000 at December 31, 2013.

The Company’s liquidity is dependent significantly on its bank financing and the Company relies on its revolving line of credit to maintain liquidity. On April 29, 2010, the Company entered into a Credit Agreement with BMO Harris Bank N.A. (“BMO Harris”). Under the Credit Agreement, BMO Harris agreed to provide loans and credits to the Company in the aggregate maximum amount of $14,417,000. The arrangement included:

i.	A revolving credit up to a maximum amount of $9,000,000 based upon a borrowing base of 85% of eligible receivables and 60% of eligible inventory (up to a maximum of $5,000,000);
ii.	A mortgage loan in the principal amount of $2,333,350, amortized over 25 years;
iii.	A term loan in the principal amount of $583,333 maturing in monthly principal installments of $58,333; and
iv.	An equipment loan commitment in the amount of up to $2,500,000 providing for loan advances from time to time until April 29, 2012 based upon 100% of the purchase price of equipment purchased, the loans to be amortized on a five year basis commencing April 29, 2012.

The Credit Agreement included various representations, warranties and covenants of the Company, including various financial covenants.

In connection with the Credit Agreement, the Company executed and delivered to BMO Harris, a Term Loan Note, a Mortgage Loan Note, an Equipment Note and a Revolving Note, as well as a form of Mortgage, Security Agreement, Pledge Agreement (pursuant to which shares of capital stock of the Registrant’s Mexico subsidiary were pledged as security for the loans), Patent Security Agreement and Trademark Security Agreement. Two officers and principal shareholders of the Company, John H. Schwan and Stephen M. Merrick each executed Limited Guaranties of the loans and also executed Subordination Agreements with respect to obligations of the Company to them.

The Credit Agreement, as amended, provides that the outstanding balance of all loans under the agreement will bear interest with reference to a base rate or, at the option of the Company, with reference to an adjusted LIBOR. At June 30, 2014, the effective rate on the outstanding loan balances was 4.0%.

As of June 30, 2014, the outstanding balances on the loans with BMO Harris were: (i) revolving line of credit, $8,298,000, (ii) mortgage loan, $1,945,000, and (iii) equipment loan, $737,000.

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

On June 30, 2014, the Company received waivers from each of BMO Harris and BMO Equity of certain anticipated non-compliance with certain of the financial covenants under the Credit Agreement and the Note and Warrant Purchase Agreement, as amended. Accordingly, as of June 30, 2014, the Company was in compliance with all of the revised financial covenants of those agreements or the failure to comply with any of such covenants had been waived.

Management of the Company is currently engaged in negotiations with BMO Harris and BMO Equity, and in financing efforts, for a restructuring of the agreements with those entities under which financial covenants would be modified, additional financing provided and reduction of certain loan balances achieved. Management believes that a restructuring of these agreements will be completed during the third quarter 2014.

Seasonality

In recent years, sales in the foil balloon product line have historically been seasonal with approximately 40% occurring in the period from December through March and 24% being generated in the period from July through October. The sales of latex balloons and laminated film products have not historically been seasonal.

Critical Accounting Policies

Please see pages 25-28 of our Annual Report on Form 10-K for the year ended December 31, 2013 for a description of policies that are critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. No material changes to such information have occurred during the three and six months ended June 30, 2014.

Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk

Not applicable.

Item 4. Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2014. Based on such review and evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of June 30, 2014, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, (a) is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and (b) is accumulated and communicated to our management, including the officers, as appropriate to allow timely decisions regarding required disclosure. There were no material changes in our internal control over financial reporting during the first half of 2014 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Reference made to Company’s Report on Form 8-K dated June 6, 2014.

Item 5. Other Information

The Certifications of the Chief Executive Officer and the Chief Financial Officer of Registrant Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 are attached as Exhibits to this Report on Form 10-Q.

Item 6. Exhibits

The following are being filed as exhibits to this report:

Exhibit Number	Description

3.1	Third Restated Certificate of Incorporation of CTI Industries Corporation (incorporated by reference to Exhibit A contained in Registrant’s Schedule 14A Definitive Proxy Statement for solicitation of written consent of shareholders, as filed with Commission on October 25, 1999).
3.2	By-laws of CTI Industries Corporation (incorporated by reference to Exhibit 3.1 contained in Registrant’s Form SB-2 Registration Statement (File No. 333-31969) effective November 5, 1997).
10.1	Lease Agreement between Jules & Associates, Inc. and the Company dated July 3, 2014.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101	Interactive Data Files, including the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2014	CTI INDUSTRIES CORPORATION

	By:	/s/ John H. Schwan
John H. Schwan
Chief Executive Officer

	By:	/s/ Stephen M. Merrick
Stephen M. Merrick
President

	By:	/s/ Timothy S. Patterson
Timothy S. Patterson
Chief Financial Officer
Senior Vice President Finance

Exhibit Index

Exhibit Number	Description
3.1	Third Restated Certificate of Incorporation of CTI Industries Corporation (incorporated by reference to Exhibit A contained in Registrant’s Schedule 14A Definitive Proxy Statement for solicitation of written consent of shareholders, as filed with Commission on October 25, 1999).
3.2	By-laws of CTI Industries Corporation (incorporated by reference to Exhibit 3.1 contained in Registrant’s Form SB-2 Registration Statement (File No. 333-31969) effective November 5, 1997).
10.1	Lease Agreement between Jules & Associates, Inc. and the Company dated July 3, 2014.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101

Interactive Data Files, including the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements.

