Form 10-Q
period 2014-09-30
CTI INDUSTRIES CORP
filed 2014-11-14
CIK 1042187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

The number of shares outstanding of the Registrant’s common stock as of November 1, 2014 was 3,301,116.

INDEX

Part I – Financial Information

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

CTI Industries Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30, 2014	December 31, 2013
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents (VIE $26,000 and $54,000, respectively)	$171,843	$666,616
Accounts receivable, (less allowance for doubtful accounts of $263,000	11,114,047	8,883,106
and $217,000, respectively) (VIE $6,000 and $0, respectively)
Inventories, net (VIE $724,000 and $390,000, respectively)	18,400,506	15,428,413
Net deferred income tax asset	836,792	931,245
Prepaid expenses (VIE $3,000 and $3,000, respectively)	1,181,254	1,315,384
Other current assets (VIE $74,000 and $76,000, respectively)	706,459	945,914
Total current assets	32,410,901	28,170,678
Property, plant and equipment:
Machinery and equipment (VIE $700,000 and $723,000, respectively)	27,187,213	26,639,722
Building	3,360,017	3,360,017
Office furniture and equipment (VIE $44,000 and $39,000, respectively)	3,463,299	3,287,951
Intellectual property	482,088	482,088
Land	250,000	250,000
Leasehold improvements	655,720	586,515
Fixtures and equipment at customer locations	3,012,013	2,784,419
Projects under construction	793,236	1,009,623
	39,203,586	38,400,335
Less: accumulated depreciation and amortization (VIE $128,000 and $92,000, respectively)	(31,191,753)	(29,718,564)
Total property, plant and equipment, net	8,011,833	8,681,771

Other assets:
Deferred financing costs, net	147,601	197,585
Goodwill (VIE $440,000 and $440,000, respectively)	1,473,176	1,473,176
Net deferred income tax asset	858,434	317,639
Other assets (due from related party $23,000 and $24,000, respectively)	162,818	230,651
Total other assets	2,642,029	2,219,051

TOTAL ASSETS	$43,064,763	$39,071,500

LIABILITIES AND EQUITY
Current liabilities:
Checks written in excess of bank balance (VIE $3,000 and $0, respectively)	$1,044,151	$704,757
Trade payables (VIE $120,000 and $94,000, respectively)	5,579,077	3,573,007
Line of credit (VIE $497,000 and $219,000, respectively)	11,654,227	8,769,024
Notes payable - current portion (net discount of $141,000 and $125,000, repectively)
(VIE $112,000 and $107,000, respectively)	332,710	342,931
Notes payable affiliates - current portion	9,604	9,079
Capital Lease - current portion	32,084	30,487
Accrued liabilities (VIE $78,000 and $73,000, respectively)	2,473,569	3,003,704

Total current liabilities	21,125,422	16,432,989

Long-term liabilities:
Notes payable - affiliates	282,044	281,148
Notes payable, net of current portion (net discount of $322,000 and $430,000, repectively)
(VIE $351,000 and $441,000, respectively)	7,258,199	7,511,383
Notes payable - officers, subordinated	1,215,748	1,155,705
Capital Lease	85,404	109,670
Total long-term debt, net of current portion	8,841,395	9,057,906
Warrants Payable	544,787	816,480
Total long-term liabilities	9,386,182	9,874,386

Equity:
CTI Industries Corporation stockholders' equity:
Preferred Stock -- no par value 2,000,000 shares authorized
0 shares issued and outstanding	-	-
Common stock - no par value, 5,000,000 shares authorized,
3,376,743 and 3,320,773 shares issued and 3,301,116 and 3,248,646
outstanding, respectively	13,585,994	13,775,994
Paid-in-capital	1,715,738	1,165,549
Accumulated earnings	241,587	109,137
Accumulated other comprehensive loss	(2,805,515)	(2,253,501)
Less: Treasury stock, 75,627 and 72,127 shares, respectively	(160,784)	(141,289)
Total CTI Industries Corporation stockholders' equity	12,577,020	12,655,890
Noncontrolling interest	(23,861)	108,235
Total Equity	12,553,159	12,764,125
TOTAL LIABILITIES AND EQUITY	$43,064,763	$39,071,500

See accompanying notes to condensed consolidated unaudited financial statements

CTI Industries Corporation and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013

Net Sales	$14,569,309	$14,479,934	$42,648,515	$40,859,007

Cost of Sales	10,824,765	11,182,419	32,380,526	32,105,384

Gross profit	3,744,544	3,297,515	10,267,989	8,753,623

Operating expenses:
General and administrative	1,623,858	1,616,263	5,498,835	4,562,322
Selling	1,006,080	553,482	2,333,524	1,448,897
Advertising and marketing	595,622	461,991	1,646,395	1,255,339

Total operating expenses	3,225,560	2,631,736	9,478,754	7,266,558

Income from operations	518,984	665,779	789,235	1,487,065

Other (expense) income:
Interest expense	(241,218)	(309,372)	(760,602)	(988,657)
Interest income	5,536	5,536	18,452	16,607
Foreign currency gain	8,049	40,641	5,568	14,343

Total other expense, net	(227,633)	(263,195)	(736,582)	(957,707)

Net income before taxes	291,351	402,584	52,653	529,358

Income tax expense	122,202	162,362	36,299	223,762

Net income	169,149	240,222	16,354	305,596

Less: Net (loss) income attributable to noncontrolling interest	(40,366)	5,898	(116,096)	(3,082)

Net income attributable to CTI Industries Corporation	$209,515	$234,324	$132,450	$308,678

Other Comprehensive (Loss) Income
Foreign currency adjustment	(363,410)	(50,338)	(552,014)	119,894
Comprehensive (loss) income	$(153,895)	$183,986	$(419,564)	$428,572

Basic income per common share	$0.06	$0.07	$0.04	$0.10

Diluted income per common share	$0.06	$0.07	$0.04	$0.09

Weighted average number of shares and equivalent shares of common stock outstanding:
Basic	3,301,116	3,248,646	3,284,023	3,248,646

Diluted	3,450,344	3,401,294	3,436,124	3,404,109

See accompanying notes to condensed consolidated unaudited financial statements

CTI Industries Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended September 30,
	2014	2013

Cash flows from operating activities:
Net income	$16,354	$305,596
Adjustment to reconcile net income to cash
provided by operating activities:
Depreciation and amortization	1,594,444	1,423,086
Amortization of debt discount	92,253	54,989
Change in value of swap agreement	(59,859)	(30,942)
Stock based compensation	60,189	93,632
Provision for losses on accounts receivable	79,943	94,862
Provision for losses on inventories	34,055	71,875
Deferred income taxes	(368,170)	(41,385)
Change in assets and liabilities:
Accounts receivable	(2,449,243)	(1,788,386)
Inventories	(3,164,333)	451,467
Prepaid expenses and other assets	412,969	335,209
Trade payables	2,020,513	(505,150)
Accrued liabilities	(1,119,859)	(89,353)

Net cash (used in) provided by operating activities	(2,850,744)	375,500

Cash used in investing activities - purchases of property, plant and equipment	(838,578)	(1,476,910)

Cash flows from financing activities:
Change in checks written in excess of bank balance	338,470	(360,069)
Net change in revolving line of credit	2,886,194	1,676,487
Proceeds from issuance of long-term debt	75,494	174,959
Repayment of long-term debt (related parties $4,000 and $32,000)	(387,487)	(374,111)
Cash paid for deferred financing fees	-	(30,704)
Purchase of treasury stock	(19,495)	-
Dividends paid	(16,000)	-
Proceeds from issuance of stock, net	300,000	-

Net cash provided by financing activities	3,177,176	1,086,562

Effect of exchange rate changes on cash	17,373	(3,726)

Net decrease in cash and cash equivalents	(494,773)	(18,574)

Cash and cash equivalents at beginning of period	666,616	351,064

Cash and cash equivalents at end of period	$171,843	$332,490

Supplemental disclosure of cash flow information:
Cash payments for interest	$861,760	$863,263

Cash payments for taxes	$55,466	$25,000

Supplemental Disclosure of non-cash investing and financing activity
Property, Plant & Equipment acquisitions funded by liabilities	$102,313	$86,299

See accompanying notes to condensed consolidated unaudited financial statements

CTI Industries Corporation and Subsidiaries

Condensed Consolidated Earnings per Share (unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Basic
Average shares outstanding:
Weighted average number of common shares
outstanding	3,301,116	3,248,646	3,284,023	3,248,646
Net income:
Net income attributable to CTI Industries Corporation	$209,515	$234,324	$132,450	$308,678
Per share amount	$0.06	$0.07	$0.04	$0.10
Diluted
Average shares outstanding:
Weighted average number of common shares
outstanding	3,301,116	3,248,646	3,284,023	3,248,646
Effect of dilutive shares	149,228	152,648	152,101	155,463
Weighted average number of shares and
equivalent shares of common stock
outstanding	3,450,344	3,401,294	3,436,124	3,404,109
Net income:
Net income attributable to CTI Industries Corporation	$209,515	$234,324	$132,450	$308,678
Per share amount	$0.06	$0.07	$0.04	$0.09

See accompanying notes to condensed consolidated unaudited financial statements

CTI Industries Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 - Basis of Presentation

The accompanying condensed (a) consolidated balance sheet as of December 31, 2013, which has been derived from audited consolidated financial statements, and (b) the unaudited interim condensed consolidated financial statements have been prepared and, in the opinion of management, contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the consolidated financial position and the consolidated statements of comprehensive income and consolidated cash flows for the periods presented in conformity with generally accepted accounting principles for interim consolidated financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2014. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2013.

Principles of consolidation and nature of operations:

The condensed consolidated financial statements include the accounts of CTI Industries Corporation and its wholly-owned subsidiaries, CTI Balloons Limited, CTI Helium, Inc. and CTF International S.A. de C.V., its majority-owned subsidiaries CTI Mexico S.A. de C.V., Flexo Universal, S.A. de C.V. and CTI Europe gmbH, as well as the accounts of Venture Leasing S. A. de R. L., Venture Leasing L.L.C and Clever Container Company, L.L.C. (the “Company”). The last three entities have been consolidated as variable interest entities. Clever Container Company, L.L.C. has been consolidated since the beginning of the fourth quarter of 2013. All significant intercompany transactions and accounts have been eliminated in consolidation. The Company (i) designs, manufactures and distributes balloon products throughout the world and (ii) operates systems for the production, lamination, coating and printing of films used for food packaging and other commercial uses and for conversion of films to flexible packaging containers and other products.

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

As of September 30, 2014 and 2013, shares to be issued upon the exercise of options and warrants aggregated 368,548 and 358,648, respectively. The number of anti-dilutive shares (not included in the determination of earnings on a diluted basis) for the three months ended September 30, 2014 and 2013, were 199,000 and 189,000, respectively, all of which were represented by options. The number of anti-dilutive shares for the nine months ended September 30, 2014 and 2013, were 199,000 and 80,000, respectively, all of which were represented by options.

Significant Accounting Policies:

The Company’s significant accounting policies are summarized in Note 2 of the Company’s consolidated financial statements for the year ended December 31, 2013. There were no significant changes to these accounting policies during the three and nine months ended September 30, 2014.

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

In August 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-15, “Presentation of Financial Statements-Going Concern (Topic 205-40)” (“ASU 2014-15”). Under the standard, management is required to evaluate for each annual and interim reporting period whether it is a probable that the entity will not be able to meet its obligations as they become due within one year after the date that financial statements are issued, or are available to be issued, where applicable. ASU 2014-15 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is permitted. Accordingly, the standard is effective for the Company on January 1, 2017. The Company does not believe that the pronouncement will have an impact on the Company's financial statements.

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

The Company’s net income for the three months ended September 30, 2014 and 2013 includes approximately $17,000 and $24,000, respectively of compensation costs related to share based payments. The Company’s net income for the nine months ended September 30, 2014 and 2013 includes approximately $60,000 and $94,000, respectively of compensation costs related to share based payments. As of September 30, 2014 there is $60,000 of unrecognized compensation expense related to non-vested stock option grants and stock grants. We expect approximately $17,000 of additional stock-based compensation expense to be recognized over the remainder of 2014, $29,000 to be recognized during 2015, $11,000 to be recognized during 2016, and $3,000 to be recognized during 2017.

As of September 30, 2014, the Company had three stock-based compensation plans pursuant to which stock options were, or may be, granted. The Plans provide for the award of options, which may either be incentive stock options (“ISOs”) within the meaning of Section 422A of the Internal Revenue Code of 1986, as amended (the “Code”) or non-qualified options (“NQOs”) which are not subject to special tax treatment under the Code, as well as for stock grants.

On April 12, 2001, the Board of Directors approved for adoption, effective December 27, 2001, the 2001 Stock Option Plan (“2001 Plan”). The 2001 Plan authorizes the grant of options to purchase up to an aggregate of 119,050, shares of the Company’s Common Stock. As of September 30, 2014, options for 139,958 shares (including cancelled shares re-issued under the Plan) have been granted and were fully vested at the time of grant and options for 2,000 shares remain outstanding.

On April 24, 2002, the Board of Directors approved for adoption, effective October 12, 2002, the 2002 Stock Option Plan (“2002 Plan”). The 2002 Plan authorizes the grant of options to purchase up to an aggregate of 142,860 shares of the Company’s Common Stock. As of September 30, 2014, options for 123,430 shares have been granted and were fully vested at the time of grant and options for 27,500 shares remain outstanding.

On April 10, 2009, the Board of Directors approved for adoption, and on June 5, 2009, the shareholders of the Corporation approved, a 2009 Stock Incentive Plan (“2009 Plan”). The 2009 Plan authorizes the issuance of up to 250,000 shares of stock or options to purchase stock of the Company. As of September 30, 2014, options for 201,000 shares had been granted and options for 199,000 shares remain outstanding.

A summary of the Company’s stock option activity and related information is as follows:

	Shares under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance at December 31, 2013	228,500	$5.23	3.0	$161,250
Granted	-	-
Cancelled	-	-
Exercised	-	-
Outstanding at September 30, 2014	228,500	$5.23	2.3	$30,090

Exercisable at September 30, 2014	120,182	$4.92	2.0	$30,090

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

On September 30, 2014, the Company received waivers from each of BMO Harris and BMO Equity for non-compliance with all the financial covenants under the Credit Agreement and the Note and Warrant Purchase Agreement.

Management of the Company is currently engaged in negotiations with BMO Harris and BMO Equity, and in financing efforts, for a long-term restructuring of the agreements with those entities under which financial covenants would be modified, additional financing provided and reduction of certain loan balances achieved. Management believes that a restructuring of these agreements will be completed during the fourth quarter 2014.

A summary of the Company’s stock warrant activity and related information is as follows:

	Shares under Warrant	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance at December 31, 2013	140,048	$0.01	8.5	$816,480
Granted
Cancelled	-	-
Exercised	-	-
Outstanding at September 30, 2014	140,048	$0.01	7.8	$544,787

Exercisable at September 30, 2014	-	-	-	-

A summary of the Company’s stock option activity by grant date as of September 30, 2014 is as follows:

	Options Outstanding				Options Vested
Options by Grant Date	Shares	Weighted Avg.	Remain. Life	Intrinsic Val	Shares	Weighted Avg.	Remain. Life	Intrinsic Val
Dec 2005	29,500	$2.88	1.3	$30,090	29,500	$2.88	1.3	$30,090
Dec 2010	72,000	6.14	1.3	-	39,750	5.97	1.3	-
Jan 2011	8,000	5.96	1.3	-	5,332	5.96	1.3	-
Nov 2012	109,000	5.17	3.2	-	43,600	5.17	3.2	-
Nov 2013	10,000	5.75	4.1	-	2,000	5.75	4.1	-
TOTAL	228,500	$5.23	2.3	$30,090	120,182	$4.92	2.0	$30,090

The aggregate intrinsic value in the tables above represents the total pre-tax intrinsic value (the difference between the closing price of the Company’s common stock on the last trading day of the quarter ended September 30, 2014 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all the holders exercised their options on September 30, 2014.

Note 3 - Legal Proceedings

On September 2, 2014, Amada Gonzalez and Leticia Ocampo, individually, and purportedly on behalf of a class of other persons similarly situated, filed and action in the United States District Court for the Northern District of Illinois against the Company, Ron’s Temporary Help Services, Inc., Prime Staffing, Inc. and Extreme Staffing Solution Corp. The individual plaintiffs are alleged to be persons who were employed by one of the temporary staffing companies named as defendants in the action and who worked at the Company’s facilities. The complaint includes claims of alleged violations of The Fair Labor Standards Act, the Illinois Wage Payment and Collection Act, The Illinois Minimum Wage Law and the Illinois Day and Temporary Labor Services Act, for alleged failure to pay minimum wages, overtime wages or vacation pay. Liability is asserted against the Company as an alleged “joint employer.” The complaint requests judgment for the amount of alleged unpaid wages, unspecified liquidated damages, attorney’s fees and injunctive relief. The Company has not yet responded to the complaint but intends vigorously to defend against all of the claims made. An estimate of the possible loss or range of loss with respect to this claim cannot be made.

In addition to the foregoing, the Company is party to certain claims or actions arising in the normal course of business. The ultimate outcome of these matters is unknown but, in the opinion of management, the resolution of these matters is not expected to have a significant effect on the future financial position or results of operations of the Company.

Note 4 - Other Comprehensive Income

In the three and nine months ended September 30, 2014 the company had a comprehensive loss of $363,000 and a comprehensive loss of $552,000, respectively, all from foreign currency translation adjustments.

The following table sets forth the accumulated balance of other comprehensive loss and each component.

	Foreign Currency Items	Total Accumulated Other Comprehensive Loss

Beginning balance as of January 1, 2014	$(2,253,501)	$(2,253,501)

Current period change, net of tax	(552,014)	(552,014)

Ending Balance as of September 30, 2014	$(2,805,515)	$(2,805,515)

Note 5 - Inventories, Net

	September 30, 2014	December 31, 2013
Raw materials	$3,927,047	$3,342,528
Work in process	1,653,392	1,149,704
Finished goods	13,591,550	11,673,872
Allowance for excess quantities	(771,483)	(737,691)
Total inventories	$18,400,506	$15,428,413

Note 6 - Geographic Segment Data

The Company has determined that it operates primarily in one business segment which designs, manufactures and distributes film and film related products for use in packaging, storage and novelty balloon products. The Company operates in foreign and domestic regions. Information about the Company's operations by geographic areas is as follows:

	Net Sales to Outside Customers		Net Sales to Outside Customers
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

United States	$10,808,000	$10,837,000	$30,986,000	$30,496,000
Europe	380,000	282,000	1,182,000	709,000
Mexico	2,789,000	2,844,000	8,424,000	8,052,000
United Kingdom	592,000	517,000	2,057,000	1,602,000

	$14,569,000	$14,480,000	$42,649,000	$40,859,000

	Total Assets at
	September 30,	December 31,
	2014	2013

United States	$31,930,000	$28,758,000
Europe	1,370,000	1,145,000
Mexico	8,366,000	8,144,000
United Kingdom	1,399,000	1,025,000

	$43,065,000	$39,072,000

Note 7 - Concentration of Credit Risk

Concentration of credit risk with respect to trade accounts receivable is generally limited due to the large number of entities comprising the Company's customer base. The Company performs ongoing credit evaluations and provides an allowance for potential credit losses against the portion of accounts receivable which is estimated to be uncollectible. Such losses have historically been within management's expectations. During the three months ended September 30, 2014 and 2013, there were two and three customers whose purchases represented more than 10% of the Company’s consolidated net sales, respectively. During the nine months ended September 30, 2014 and 2013, there were two customers whose purchases represented more than 10% of the Company’s consolidated net sales, respectively. Sales to these customers for the three and nine months ended September 30, 2014 and 2013 are as follows:

	Three Months Ended		Three Months Ended
	September 30, 2014		September 30, 2013
Customer	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Customer A	$3,369,000	23.1%	$3,002,000	20.7%
Customer B	$2,420,000	16.6%	$1,977,000	13.7%
Customer C	N/A	N/A	$1,884,000	13.0%

	Nine Months Ended		Nine Months Ended
	September 30, 2014		September 30, 2013
Customer	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Customer A	$11,299,000	26.5%	$11,412,000	27.9%
Customer B	$5,583,000	13.1%	$4,658,000	11.4%

As of September 30, 2014, the total amounts owed to the Company by these customers were approximately $2,089,000 or 18.8%, and $2,430,000 or 21.9%, of the Company’s consolidated net accounts receivable, respectively. The amounts owed at September 30, 2013 by these customers were approximately $1,286,000 or 13.6%, $1,915,000 or 20.3%, and $1,054,000 or 11.2% of the Company’s consolidated net accounts receivable.

Note 8 - Related Party Transactions

Stephen M. Merrick, President of the Company, is of counsel to the law firm of Vanasco Genelly and Miller PC which provides legal services to the Company. Legal fees paid by the Company to this firm for the three months ended September 30, 2014 and 2013, respectively, were $33,000 and $27,000. Legal fees paid by the Company to this firm for the nine months ended September 30, 2014 and 2013, respectively, were $84,000 and $89,000.

John H. Schwan, Chief Executive Officer of the Company, during a portion of 2013, was a principal of Shamrock Specialty Packaging and affiliated companies. The Company made payments for packaging materials supplied by Shamrock of approximately $487,000 during the three months ended September 30, 2014 and $265,000 during the three months ended September 30, 2013. The Company made payments for packaging materials supplied by Shamrock of approximately $1,506,000 during the nine months ended September 30, 2014 and $1,683,000 during the nine months ended September 30, 2013. At September 30, 2014 and 2013, outstanding accounts payable balances were $110,000 and $138,000, respectively.

John H. Schwan, Chief Executive Officer of the Company, is the brother of Gary Schwan, one of the owners of Schwan Incorporated, which provides building maintenance and remodeling services to the Company. The Company made payments to Schwan Incorporated of approximately $21,000 during the three months ended September 30, 2014 and $1,000 during the three months ended September 30, 2013. The Company made payments to Schwan Incorporated of approximately $21,000 during the nine months ended September 30, 2014 and $15,000 during the nine months ended September 30, 2013.

Interest payments have been made or accrued to John H. Schwan for loans made to the Company. During the three months ended September 30, 2014 and 2013 these interest payments totaled $20,000 and $19,000, respectively. During the nine months ended September 30, 2014 and 2013 these interest payments totaled $60,000 and $57,000, respectively.

On July 1, 2011, Flexo Universal, S.A. de C.V. (“Flexo”) entered into a lease agreement with Venture Leasing S.A. de R.L. (“Venture Leasing Mexico”) for the lease of balloon production equipment financed and owned by Venture Leasing Mexico and used by Flexo for the production of latex balloons. Venture Leasing Mexico is wholly owned by entities owned by John H. Schwan, Chief Executive Officer of the Company and Stephen M. Merrick, President of the Company. Venture Leasing Mexico and Venture Leasing L.L.C., also owned by entities owned by Mr. Schwan and Mr. Merrick, are deemed variable interest entities and are consolidated with the accounts of the Company. During the three and nine months ended September 30, 2014, Flexo made lease payments to Venture Leasing Mexico totaling $36,000 and $109,000. During the three and nine months ended September 30, 2013, Flexo made lease payments to Venture Leasing Mexico totaling $36,000 and $109,000.

Note 9 - Derivative Instruments; Fair Value

The following tables represents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2014 and December 30, 2013, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

	Amount as of
Description	9/30/2014	Level 1	Level 2	Level 3

Warrant Liability	545,000	-	545,000

	$545,000	$-	$545,000	$-

	Amount as of
Description	12/31/2013	Level 1	Level 2	Level 3

Interest Rate Swap	$60,000	$-	$60,000	$-
Warrant Liability	816,000	-	816,000	-

	$876,000		$876,000

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

On July 1, 2011, the Company entered into a swap agreement with BMO Capital Markets with respect to $6,780,000 of our loan balances with BMO Harris Bank N.A. This swap agreement limits the Company’s exposure to interest rate fluctuations on the Company’s floating rate loans. The swap agreement has the effect of fixing the interest rate on the loan balances covered by the swap at 4.65% per annum. The swap agreement is a derivative financial instrument and we determine and record the fair market value of the swap agreement each quarter. The value is recorded on the balance sheet of the Company and the amount of the unrealized gain or loss for each period is recorded as interest income or expense. The swap agreement has expired as of September 30, 2014.

Fair Values of Derivative Instruments in the Statement of Financial Position

	Liability Derivatives as of
	September 30, 2014		December 31, 2013
Derivatives not designated as hedging instruments under Statement 133	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest Rate Contracts	Accrued Liabilities	$-	Accrued Liabilities	$60,000

The Effect of Derivative Instruments on the Statement of Financial Performance

	For the three months ended
	September 30, 2014		September 30, 2013
Derivatives not Designated as Hedging Instruments under Statement 133	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
Interest Rate Contracts	Interest Expense	$-	Interest Expense	$(3,000)
Interest on fixed/variable rate variances		$21,000		$21,000

The Effect of Derivative Instruments on the Statement of Financial Performance

	For the nine months ended
	September 30, 2014		September 30, 2013
Derivatives not Designated as Hedging Instruments under Statement 133	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
Interest Rate Contracts	Interest Expense	$3,000	Interest Expense	$(12,000)
Interest on fixed/variable rate variances		$63,000		$61,000

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

Results of Operations

Net Sales. For the three months ended September 30, 2014, net sales were $14,569,000 compared to net sales of $14,480,000 for the same period of 2013, an increase of 0.6%. For the quarters ended September 30, 2014 and 2013, net sales by product category were as follows:

	Three Months Ended
	September 30, 2014		September 30, 2013
	$	% of	$	% of
Product Category	(000) Omitted	Net Sales	(000) Omitted	Net Sales

Foil Balloons	5,657	39%	4,679	32%

Latex Balloons	3,001	20%	3,178	22%

Vacuum Sealing Products	3,777	26%	3,585	25%

Film Products	1,435	10%	1,919	13%

Other Sales	699	5%	1,119	8%

Total	14,569	100%	14,480	100%

For the nine months ended September 30, 2014, net sales were $42,649,000 compared to net sales of $40,859,000 for the same period of 2013, an increase of 4.4%. For the nine months ended September 30, 2014 and 2013, net sales by product category were as follows:

	Nine Months Ended
	September 30, 2014		September 30, 2013
	$	% of	$	% of
Product Category	(000) Omitted	Net Sales	(000) Omitted	Net Sales

Foil Balloons	19,045	45%	17,021	42%

Latex Balloons	8,986	21%	9,174	22%

Vacuum Sealing Products	8,599	20%	8,606	21%

Film Products	3,364	8%	4,103	10%

Other Sales	2,655	6%	1,955	5%

Total	42,649	100%	40,859	100%

Foil Balloons. During the three months ended September 30, 2014 revenues from the sale of foil balloons increased by 20.9% compared to the prior year period from $4,679,000 to $5,657,000. During the nine months ended September 30, 2014 revenues from the sale of foil balloons increased by 11.9% compared to the prior year period from $17,021,000 to $19,045,000. During the nine months ended September 30, 2014, foil balloon sales to our largest customer increased to $10,982,000 from $10,613,000 in the nine months ended 2013. Sales of foil balloons to other customers increased to $8,063,000 from $6,408,000 for the same period last year. These included sales to various customers in the United States, Mexico, the United Kingdom and Europe, including increases in sales to existing customers and new customers in each of those markets. Most of the increased sales constitute sales to four chain stores in the U.S., the United Kingdom and Germany.

Latex Balloons. During the three months ended September 30, 2014 revenues from the sale of latex balloons decreased by 5.6% compared to the prior year period from $3,178,000 to $3,001,000. During the nine months ended September 30, 2014 revenues from the sale of latex balloons decreased by 2.0% compared to the prior year period from $9,174,000 to $8,986,000. The decrease during the nine months ended September 30, 2014 was attributable to decreased sales of latex to a principal customer in the U.S. to $317,000 from $799,000 in the nine months ended 2013.

Vacuum Sealing Products. During the three months ended September 30, 2014 revenues from the sale of pouches and vacuum sealing machines increased by 5.4% compared to the prior year from $3,585,000 to $3,777,000. During the nine months ended September 30, 2014 revenues from the sale of pouches and vacuum sealing machines decreased slightly by 0.1% compared to the prior year from $8,606,000 to $8,599,000. Our sales in this product line in 2014 and 2013 have been in two product categories: (i) zippered pouches and (ii) vacuum sealing systems incorporating vacuum sealing machines and associated pouches and rolls of film. For the three and nine months ended 2014 and 2013, sales of pouch products (and vacuum sealing machines) in these categories have been as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Zippered Pouches	$734,000	$628,000	$1,915,000	$2,152,000

Vacuum Sealing Systems	3,043,000	2,957,000	6,684,000	6,454,000

Total	$3,777,000	$3,585,000	$8,599,000	$8,606,000

Zippered Pouches. Most of our sales of zippered pouches have been of branded products to a principal customer, although we have had limited sales of our ZipVac® pouch line as well. Sales of the zippered pouch products declined during the nine months ended September 30, 2014 from $2.2 million in the first nine months of 2013 to $1.9 million during the same period in 2014.

Vacuum Sealing Systems. Since 2012, we have offered a line of vacuum sealing systems which include vacuum sealing machines and associated pouches and rolls of film.

In December, 2011, we entered into a Trademark License Agreement with S. C. Johnson & Son, Inc. pursuant to which we received a license to market and sell vacuum sealing machines as well as pouches and rolls of film for use with those machines, under the Ziploc brand name. In the first quarter 2012, we introduced and began to market and sell that branded line of vacuum sealing machines and associated open-top bags and rolls. Since that time, we have offered our branded vacuum sealing system lines of product principally to chain stores in the United States, including several major chains.

Our sales of our branded vacuum sealing systems increased from $6.5 million during the nine months ended September 30, 2013 to $6.7 million during the same period this year, principally as the result of sales to several of retail chain stores.

Films. During the three months ended September 30, 2014 revenues from the sale of laminated film products decreased by 25.2% compared to the prior year period from $1,919,000 to $1,435,000. During the nine months ended September 30, 2014 revenues from the sale of laminated film products decreased by 18% compared to the prior year period from $4,103,000 to $3,364,000. The decrease is attributable to a decrease in sales to a principal customer. Approximately 98.5% of the sales of laminated film products during the nine months ended September 30, 2014 were to a principal customer.

Other Revenues. During the three months ended September 30, 2014, we had revenues from the sale of various other products totaling $699,000 compared to revenues from other products in the same period during 2013 of $1,119,000. During the nine months ended September 30, 2014, we had revenues from the sale of various other products totaling $2,655,000 compared to revenues from other products in the same period during 2013 of $1,955,000. The revenues from the sale of such other products during 2014 include (i) sales of home container products by a variable interest entity which we now consolidate with our financial results in the amount of $1,612,000, (ii) sales of a line of “Candy Blossoms” and “Candy Loons” consisting of candy and small inflated balloons sold in small containers, and (iii) the sale of accessories and supply items related to balloon products.

Sales to a limited number of customers continue to represent a large percentage of our net sales. The table below illustrates the impact on sales of our top three and ten customers for the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended September 30,		Nine Months Ended September 30,
	% of Sales		% of Sales
	2014	2013	2014	2013

Top 3 Customers	49.4%	47.4%	47.4%	49.2%

Top 10 Customers	70.8%	72.4%	65.4%	69.9%

During the three months ended September 30, 2014, there were two customers whose purchases represented more than 10% of the Company’s consolidated net sales. Sales to these customers for the three months ended September 30, 2014 were $3,369,000 or 23.1%, and $2,420,000 or 16.6%, of consolidated net sales, respectively. Sales to the top customers for the three months ended September 30, 2013, were $3,002,000 or 20.7%, 1,977,000 or 13.7%, and $1,884,000 or 13.0% of consolidated net sales. During the nine months ended September 30, 2014, there were two customers whose purchases represented more than 10% of the Company’s consolidated net sales. Sales to these customers for the nine months ended September 30, 2014 were $11,299,000 or 26.5% and $5,583,000 or 13.1%, of consolidated net sales, respectively. Sales to these customers for the nine months ended September 30, 2013 were $11,412,000 or 27.9% and $4,658,000 or 11.4% of consolidated net sales, respectively. As of September 30, 2014, the total amounts owed to the Company by the top three customers were $2,089,000 or 18.8%, and $2,430,000 or 21.9%, of the Company’s consolidated net accounts receivable, respectively. The amount owed at September 30, 2013 by the top three customers were $1,286,000 or 13.6%, $1,915,000 or 20.3% and $1,054,000 or 11.2%, of the Company’s consolidated net accounts receivable, respectively.

Cost of Sales. During the three months ended September 30, 2014, the cost of sales represented 74.3% of net sales compared to 77.2% for the three months ended September 30, 2013. During the nine months ended September 30, 2014, the cost of sales represented 75.9% of net sales compared to 78.6% for the nine months ended September 30, 2013. The improvement in gross margins is attributable principally to (i) sales by our Company, and the variable interest entity now consolidated with our financial results, of products having a greater gross margin rate than other products, and (ii) an increase in the gross margins at our Mexico subsidiary. The improvement in gross margins at our Mexico subsidiary is attributable principally to (i) a decline in the price of natural latex, (ii) an increase in sales of higher margin products, and (iii) improvement in manufacturing efficiencies.

General and Administrative. During the three months ended September 30, 2014, general and administrative expenses were $1,624,000 or 11.1% of net sales, compared to $1,616,000 or 11.2% of net sales for the same period in 2013. During the nine months ended September 30, 2014, general and administrative expenses were $5,499,000 or 12.9% of net sales, compared to $4,562,000 or 11.2% of net sales for the same period in 2013. The increase in general and administrative expenses is attributable principally to (i) administrative expenses of $415,000 of a variable interest entity which was consolidated with our financial statements beginning in the fourth quarter of 2013, (ii) an increase in administrative expenses at our Mexico subsidiary of $103,000, (iii) an increase in audit expenses of $64,000 (iv) an increase in outside services of $65,000, (v) an increase in corporate fees of $41,000 (vi) an increase in bad debt expense of $24,000 and (vii) an increase in depreciation relating to the vacuum sealing product line.

Selling. During the three months ended September 30, 2014, selling expenses were $1,006,000 or 6.9% of net sales, compared to $553,000 or 3.8% of net sales for the same period in 2013. During the nine months ended September 30, 2014, selling expenses were $2,334,000 or 5.5% of net sales, compared to $1,449,000 or 3.5% of net sales for the same period in 2013. The increase in selling expenses is attributable principally to (i) an increase in royalty expenses of $220,000, (ii) selling expenses of a variable interest entity consolidated with our financial statements in the amount of $564,000, and (iii) an increase in commission expense of 102,000.

Advertising and Marketing. During the three months ended September 30, 2014, advertising and marketing expenses were $596,000 or 4.1% of net sales for the period, compared to $462,000 or 3.2% of net sales for the same period of 2013. During the nine months ended September 30, 2014, advertising and marketing expenses were $1,646,000 or 3.9% of net sales for the period, compared to $1,255,000 or 3.1% of net sales for the same period of 2013. The increase in advertising and marketing expense is attributable to (i) outside services of $309,000, (ii) an increase in advertising related to the vacuum sealer machines of $98,000, and (iii) advertising expenses of a variable interest entity consolidated with our financial statements in the amount of $55,000.

Other Income (Expense). During the three months ended September 30, 2014, the Company incurred net interest expense of $236,000, compared to net interest expense during the same period of 2013 in the amount of $304,000. During the nine months ended September 30, 2014, the Company incurred net interest expense of $742,000, compared to net interest expense during the same period of 2013 in the amount of $972,000. The decrease in interest expense for the nine months ended September 30, 2014 is attributable to a reduction in the amount of amortized debt discount we were required to recognize in relation to our mezzanine loan financing.

For the three months ended September 30, 2014, the Company had a foreign currency transaction gain of $8,000 compared to a foreign currency transaction gain of $41,000 during the same period of 2013. For the nine months ended September 30, 2014, the Company had a foreign currency transaction gain of $6,000 compared to a foreign currency transaction gain of $14,000 during the same period of 2013.

Income Taxes. For the three months ended September 30, 2014, the Company reported a consolidated income tax expense of $122,000, compared to a consolidated income tax expense of $162,000 for the same period of 2013. For the nine months ended September 30, 2014, the Company reported a consolidated income tax expense of $36,000, compared to a consolidated income tax expense of $224,000 for the same period of 2013. For the nine months ended September 30, 2014, this income tax expense was composed of an income tax benefit in the United States, income tax expense in Mexico of Flexo Universal, our Mexican subsidiary, income tax benefit in the United Kingdom of CTI Balloons Limited, our United Kingdom subsidiary and income tax expense in Europe of CTI Europe gmbH, our Germany subsidiary.

Net Income. For the three months ended September 30, 2014, the Company had net income of $210,000 or $0.06 per share (basic and diluted), compared to net income of $234,000 for the same period of 2013 or $0.07 per share (basic and diluted). For the nine months ended September 30, 2014, the Company had net income of $132,000 or $0.04 per share (basic and diluted), compared to net income of $309,000 ($0.10 per share basic and $0.09 per share diluted) for the same period of 2013. For the nine months ended September 30 2014, the Company had income from operations of $789,000 compared to income from operations during the same period in 2013 of $1,487,000.

Financial Condition, Liquidity and Capital Resources

Cash Flow Items.

Operating Activities. During the nine months ended September 30, 2014, net cash used in operations was $2,851,000, compared to net cash provided by operations during the nine months ended September 30, 2013 of $376,000.

Significant changes in working capital items during the nine months ended September 30, 2014 consisted of (i) an increase in accounts receivable of $2,449,000, (ii) an increase in inventories of $3,164,000, (iii) depreciation and amortization in the amount of $1,594,000, (iv) an increase in trade payables of $2,021,000, and (v) a decrease in prepaid expenses and other assets of $413,000. The increase in inventory was attributable principally to an increase in inventory related to our vacuum sealing product line and an increase in raw materials at our Mexico subsidiary. The increase in accounts receivable was attributable principally to an increase in accounts receivable to a certain customer in the United States and a change in terms with a customer in Mexico.

Investing Activity. During the nine months ended September 30, 2014, cash used in investing activity was $839,000, compared to $1,477,000 in the same period of 2013. Substantially all of this expense is related to equipment acquisitions and capitalized maintenance, leasehold improvements, tooling and related expense.

Financing Activities. During the nine months ended September 30, 2014, cash provided by financing activities was $3,177,000 compared to cash provided by financing activities for the same period of 2013 in the amount of $1,087,000. During the nine months ended September 30, 2014, financing activities included payment of $387,000 on long-term debt obligations, proceeds from issuance of stock of $300,000, and an increase in the amount outstanding under our revolving line of credit of $2,886,000.

Liquidity and Capital Resources. At September 30, 2014, the Company had cash balances of $172,000 compared to cash balances of $332,000 for the same period in 2013 and there was $731,000 available to advance under the Company’s revolving line of credit.

At September 30, 2014, the Company had a working capital balance of $11,285,000 compared to a working capital balance of $11,738,000 at December 31, 2013.

The Company’s liquidity is dependent significantly on its bank financing and the Company relies on its revolving line of credit to maintain liquidity. On April 29, 2010, the Company entered into a Credit Agreement with BMO Harris Bank N.A. (“BMO Harris”). Under the Credit Agreement, BMO Harris agreed to provide loans and credits to the Company in the aggregate maximum amount of $14,417,000. The arrangement included:

i.	A revolving credit line up to a maximum amount of $9,000,000 based upon a borrowing base of 85% of eligible receivables and 60% of eligible inventory (up to a maximum of $5,000,000);
ii.	A mortgage loan in the principal amount of $2,333,350, amortized over 25 years;
iii.	A term loan in the principal amount of $583,333 maturing in monthly principal installments of $58,333; and
iv.	An equipment loan commitment in the amount of up to $2,500,000 providing for loan advances from time to time until April 29, 2012 based upon 100% of the purchase price of equipment purchased, the loans to be amortized on a five year basis commencing April 29, 2012.

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

The Credit Agreement, as amended, provides that the outstanding balance of all loans under the agreement will bear interest with reference to a base rate or, at the option of the Company, with reference to an adjusted LIBOR. At September 30, 2014, the effective rate on the outstanding loan balances was 4.0%.

As of September 30, 2014, the outstanding balances on the loans with BMO Harris were: (i) revolving line of credit, $11,157,000, (ii) mortgage loan, $1,921,000, and (iii) equipment loan, $670,000.

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

On September 30, 2014, the Company received waivers from each of BMO Harris and BMO Equity for non-compliance with all the financial covenants under the Credit Agreement and the Note and Warrant Purchase Agreement.

Management of the Company is currently engaged in negotiations with BMO Harris and BMO Equity, and in financing efforts, for a long-term restructuring of the agreements with those entities under which financial covenants would be modified, additional financing provided and reduction of certain loan balances achieved. Management believes that a restructuring of these agreements will be completed during the fourth quarter 2014.

Seasonality

In recent years, sales in the foil balloon product line have historically been seasonal with approximately 40% occurring in the period from December through March and 24% being generated in the period from July through October. The sales of latex balloons and laminated film products have not historically been seasonal.

Critical Accounting Policies

Please see pages 25-28 of our Annual Report on Form 10-K for the year ended December 31, 2013 for a description of policies that are critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. No material changes to such information have occurred during the three and nine months ended September 30, 2014.

Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk

Not applicable.

Item 4. Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2014. Based on such review and evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of September 30, 2014, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, (a) is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and (b) is accumulated and communicated to our management, including the officers, as appropriate to allow timely decisions regarding required disclosure. There were no material changes in our internal control over financial reporting during the nine months ended September 30, 2014 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

On September 2, 2014, Amada Gonzalez and Leticia Ocampo, individually, and purportedly on behalf of a class of other persons similarly situated, filed and action in the United States District Court for the Northern District of Illinois against the Company, Ron’s Temporary Help Services, Inc., Prime Staffing, Inc. and Extreme Staffing Solution Corp. The individual plaintiffs are alleged to be persons who were employed by one of the temporary staffing companies named as defendants in the action and who worked at the Company’s facilities. The complaint includes claims of alleged violations of The Fair Labor Standards Act, the Illinois Wage Payment and Collection Act, The Illinois Minimum Wage Law and the Illinois Day and Temporary Labor Services Act, for alleged failure to pay minimum wages, overtime wages or vacation pay. Liability is asserted against the Company as an alleged “joint employer.” The complaint requests judgment for the amount of alleged unpaid wages, unspecified liquidated damages, attorney’s fees and injunctive relief. The Company has not yet responded to the complaint but intends vigorously to defend against all of the claims made. An estimate of the possible loss or range of loss with respect to this claim cannot be made.

In addition to the foregoing, the Company is party to certain claims or actions arising in the normal course of business. The ultimate outcome of these matters is unknown but, in the opinion of management, the resolution of these matters is not expected to have a significant effect on the future financial position or results of operations of the Company.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

The Certifications of the Chief Executive Officer and the Chief Financial Officer of the Company Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 are attached as Exhibits to this Report on Form 10-Q.

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
101

Interactive Data Files, including the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 14, 2014	CTI INDUSTRIES CORPORATION

	By:	/s/ John H. Schwan
John H. Schwan
Chief Executive Officer

	By:	/s/ Stephen M. Merrick
Stephen M. Merrick
President

	By:	/s/ Timothy S. Patterson
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
101

Interactive Data Files, including the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements.

