Form 10-K
period 2014-12-31
CTI INDUSTRIES CORP
filed 2015-03-30
CIK 1042187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Large accelerated filer ☐     Accelerated filer ☐    Non-accelerated filer ☐ Smaller Reporting Company  ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐      No  ☑

Based upon the closing price of $4.57 per share of the Registrant’s Common Stock as reported on NASDAQ Capital Market tier of The NASDAQ Stock Market on June 30, 2014, the aggregate market value of the voting common stock held by non-affiliates of the Registrant was then approximately $7,961,000. (The determination of stock ownership by non-affiliates was made solely for the purpose of responding to the requirements of the Form and the Registrant is not bound by this determination for any other purpose.)

The number of shares outstanding of the Registrant’s Common Stock as of March 1, 2015 was 3,301,116 (excluding treasury shares).

DOCUMENTS INCORPORATED BY REFERENCE

Part of Form 10-K into Which
Document	Document Is Incorporated

Sections of the registrant’s Proxy Statement	Part III
To be filed on or before April 30, 2015 for the
Annual Meeting of Stockholders

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

We leverage our technology to design and develop proprietary products which we market and sell and which we develop for our customers. We have been engaged in the business of developing flexible film products for over 38 years and have acquired significant technology and know-how in that time. We currently hold seven patents, and have patent applications pending, relating to flexible film products including specific films, zipper closures, valves and other features of these products.

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

In 1978, we began manufacturing metalized balloons (sometimes referred to as "foil" balloons), which are balloons made of a base material (usually nylon or polyester) often having vacuum deposited aluminum and polyethylene coatings. These balloons remain buoyant when filled with helium for much longer periods than latex balloons and permit the printing of graphic designs on the surface. In 1985, we began marketing latex balloons and, in 1988, we began manufacturing latex balloons. In 1999, we acquired an extrusion coating and laminating machine and began production of coated and laminated films, which we have produced since that time.

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

We produce flexible containers and rolls of film for use as flexible containers in a variety of applications, including (i) zippered pouches with valves for vacuum sealing of food and household products and (ii) pouches and rolls of film for use with vacuum sealing machines to vacuum seal, store and protect food and household items. We market and sell flexible containers and rolls of film for consumer storage uses through retail chains and outlets throughout the United States, and we provide flexible containers to others for resale. We market and sell vacuum sealing machines for use with pouches and rolls of film for the vacuum storage of food and household products.

We provide laminated films and printed films to a number of customers who utilize the film to produce bags or pouches for the packaging of food, liquids and other items.

Commencing in 2014, we began assembling and producing Candyloons and Candy Blossoms - containers including candy items and air-inflated balloons - which we market to food store chains.

In 2014, our revenues from our product lines, as a percent of total revenues were:

• Novelty Products	69% of revenues
• Flexible Containers and Devices	23% of revenues
• Film Products	8% of revenues

We are an Illinois corporation with our principal offices and plant at 22160 N. Pepper Road, Lake Barrington, Illinois.

Business Strategies

Our essential business strategies are as follows:

•	Focus on our Core Assets and Expertise. We have been engaged in the development, production and sale of film products for 38 years and have developed assets, technology and expertise which, we believe, enable us to develop, manufacture, market and sell innovative products of high quality within our areas of knowledge and expertise. We plan to focus our efforts on these core assets and areas of expertise – film novelty products, consumer storage vacuum storage systems, specialty film products, laminated films and printed films – to develop new products, to market and sell our products and to build our revenues.

•	Maintain a Focus on Margin Levels and Operating Costs in Order to Establish and Maintain Profitability. We consistently monitor, evaluate and manage our cost of goods sold, and our selling, general and administrative, expenses in order to establish and enhance profitability.

•	Develop New Products, Product Improvements and Technologies. We engage in research, design, innovation and development for the purpose of developing, and improving, products, materials, methods and technologies within our core product categories. We work to develop new products, to improve existing products and to develop new technologies within our core product areas in order to enhance our competitive position and increase our sales. We seek to leverage our technology to develop innovative and proprietary products. In our novelty product lines, our development work includes new designs, new character licenses, new product developments, new materials and improved production methods. In our consumer storage product lines, we have developed new pouch closure systems and valves and new film methods for packaging applications. We have received seven patents for these developments and have patent applications pending. We developed and introduced a line of resealable pouches with a valve and pump system for household storage and vacuum sealing of food items. We introduced a line of vacuum sealing equipment for the vacuum sealing of pouches for food and household items and are engaged in development efforts to create new and enhanced vacuum sealing machines, accessories and related products. We work with customers to develop custom film products which serve the unique needs or requirements of the customer.

•	Develop New Channels of Distribution and New Sales Relationships. In order to increase sales, we seek to develop new channels of distribution and new sales relationships, both for existing and new products. Over the past several years, we have developed new distributors and customers for our pouch and novelty products, in the United States and in Europe, Mexico, Latin America, Australia and New Zealand, expanding the scope and level of our international sales and activities. We established an office and warehouse in Germany to support the extension of our sales and fulfillment activities in Europe. During 2011, we entered into a Trademark License Agreement with SC Johnson under which SC Johnson licensed our company to use the Ziploc® Brand Vacuum Sealer System for home use with vacuum sealing machines to seal and store food and household items. This Agreement was renewed and extended for an additional three year term in December 2014. We market and sell these machines and pouches throughout the United States, Canada and Mexico.

•	Enhance Our Productive Capacity. We invest in new plant and equipment when appropriate to expand the range and volume of products we produce. During 2008 and 2009, we acquired, installed and commenced operation of equipment which enabled us to produce the pouches and rolls of film for our vacuum sealing storage business we developed. During 2010 and 2011, we designed, assembled and installed latex balloon production equipment which significantly enhanced our production capacity for latex balloons to support our growing sales of this product line. We have significantly expanded our warehouse, packaging and fulfillment facilities and operations during 2013. Most recently, during the first quarter of 2014, we acquired printing equipment which almost doubled printing capacity to support our growing sales of foil balloons.

Products

Foil Balloons. We have designed, produced and sold foil balloons since 1979 and, we believe, are the second largest manufacturer of foil balloons in the United States. Currently, we produce about 900 foil balloon designs, in different shapes and sizes, including the following:

•	Superloons® - 17" and 18" foil balloons in round or heart shape, generally made to be filled with helium and remain buoyant for long periods. This is our predominant foil balloon size.

•	Ultraloons® - 31" jumbo foil balloons made to be filled with helium and remain buoyant for an extended time.

•	Miniloon®- 9" foil balloons made to be air-filled and sold on holder-sticks or for use in decorations.

•	Card-B-Loons®- 4 ½" air-filled foil balloons, often sold on a stick, used in floral arrangements or with a container of candy.

•	Shape-A-Loons® - 18" to 48" shaped foil balloons made to be filled with helium.

•	Minishapes - 11" to 16" small shaped foil balloons designed to be air filled and sold on sticks as toys or inflated characters.

In addition to size and shape, a principal element of the Company's foil balloon products is the printed design or message contained on the balloon. These designs include figures and licensed characters many of which are well known. We maintain licenses for several well-known characters.

During 2014, we began assembling small containers of with candy items and air-filled balloons – Candy Blossoms and Candyloons – which we market and sell to chain stores.

Latex Balloons. Through our subsidiary in Guadalajara, Mexico, Flexo Universal, S.A. de C.V. (“Flexo Universal”), we manufacture latex balloons in 7 sizes and 40 colors. Many of these balloons are marketed under the name Partyloons® and balloons are also marketed on a private label basis. We also manufacture toy balloon products including punch balls, water bombs and "Animal Twisties."

Vacuum Sealing Pouches and Systems. We produce, market and sell consumer vacuum storage pouches and systems for the vacuum storage of food and other household items. We produce (i) vacuum sealable bags and rolls of film for use with vacuum sealing devices for household storage and (ii) valved, resealable bags also for vacuum storage uses. Since 2012, we have produced and marketed vacuum sealable bags and rolls of film under the Ziploc® brand. We also market vacuum sealing machines, produced for us, under the Ziploc® Brand Vacuum Sealer System. Our valved, resealable bags function with a small hand or battery-powered pump to evacuate air from the bag when it is sealed.

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

We participate in a segment of the market for vacuum sealing and storage of food and household items. These products generally are sold in retail chain stores, and to some degree, in grocery stores. The product lines sold include (i) zippered, resealable bags, incorporating a valve through which air can be evacuated by a hand pump or other device; (ii) pouches or rolls of film which can be sealed by vacuum sealing devices and (iii) vacuum sealing devices.

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

Marketing, Sales and Distribution

Balloon Products

We market and sell our foil balloon, latex balloon and related novelty products throughout the United States and in a number of other countries. We maintain marketing, sales and support staff and a customer service department in the United States. Sales in the United Kingdom are conducted by CTI Balloons Ltd. (“CTI Balloons”), the Company's subsidiary located in Rugby, England. Sales in Europe are conducted by CTI Europe GmbH (“CTI Europe”), the Company’s subsidiary located in Heusenstamm, Germany. Flexo Universal, our subsidiary in Mexico, conducts sales and marketing activities for the sale of balloon products in Mexico, Latin America, and certain other markets. Sales in other foreign countries are made generally to distributors in those countries and are managed at the Company's principal offices.

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

We developed, and for several years, we have produced and sold a line of pouches and rolls of film for use with vacuum sealing machines to vacuum seal food and household items. Initially, we marketed these products through various retail channels under our brand or on a private label basis. On December 14, 2011, the Company entered into a Trademark License Agreement with SC Johnson under which the Company is licensed to manufacture and sell a line of vacuum sealing machines and pouches under the Ziploc® Brand Vacuum Sealer System. The agreement was initially for a three year term expiring on December 31, 2014 and was extended for a term commencing on January 1, 2015 and extending to December 31, 2017. The licensed product line includes vacuum sealing machines manufactured for the Company and pouches and rolls manufactured by the Company for use in the home to vacuum seal food items to preserve freshness and help prevent freezer burn.

During 2007, we introduced a line of re-sealable pouches incorporating a valve permitting the evacuation of air from the sealed pouch by use of a hand pump supplied with the pouches. This line of products is marketed under the brand name ZipVac®. We market this line of products principally to a direct sales company.

We also produce a line of re-sealable pouches for a customer who sells these products under a brand name.

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

Production and Operations

We conduct our operations at our facilities including: (i) our 68,000 square feet facility in Lake Barrington, Illinois, incorporating our headquarters office, production and warehouse space, (ii) our 118,000 square foot facility in Lake Zurich, Illinois consisting of warehouse, packaging and office space (iii) a 73,000 square foot facility in Guadalajara, Mexico, consisting of office, warehouse and production space, (iv) a 9,000 square foot facility in Rugby, England consisting of office and warehouse space, and (v) a 3,000 square foot facility in Heusenstamm, Germany, consisting of office and warehouse space.

We conduct production operations at our plants in Lake Barrington, Illinois and Guadalajara, Mexico. At our plants, our production operations include (i) lamination and extrusion coating of films, (ii) slitting of film rolls, (iii) printing on film and on latex balloons, (iv) converting film to completed products including balloons, flexible containers and pouches, and (v) production of latex balloon products. We perform all of the lamination, extrusion coating and slitting activities in our Lake Barrington, Illinois plant and produce all of our latex balloon products at our Guadalajara, Mexico plant. We print on films in Lake Barrington, Illinois and we print on latex balloons in Guadalajara, Mexico.

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

Raw Materials

The principal raw materials we use in manufacturing our products are (i) petroleum or natural gas-based films, (ii) petroleum or natural gas-based resin, (iii) latex, and (iv) printing inks. The cost of raw materials represents a significant portion of the total cost of our products, with the result that fluctuations in the cost of raw materials has a material effect on our profitability. The cost of our raw materials represented approximately 41.7% of our net revenues in 2014 compared to 45.3% in 2013. During the past several years, we have experienced significant fluctuations in the cost of these raw materials. We do not have any long-term agreements for the supply of raw materials (other than one agreement for the supply of metalized polyester for a term expiring on December 31, 2015) and may experience wide fluctuations in the cost of raw materials in the future. Further, although we have been able to obtain adequate supplies of raw materials in the past, there can be no assurance that we will be able to obtain adequate supplies of one or more of our raw materials in the future.

A principal raw material for our latex balloon is natural latex. Over the past five years, the price of natural latex has been highly volatile, ranging from a low of approximately $2.99 per kilo to a high of over $5.64 per kilo. During a portion of that time, when the price of latex rose rapidly, we were unable to increase the selling price of our latex balloons sufficiently to compensate for the increase in the cost of latex with the result that our margins on the sale of latex balloons declined significantly for a period of time. Over the past 3 years, the market price of natural latex has declined and our margins on the sale of latex balloon products have improved. However, the price of natural latex remains volatile and changes in the cost of latex may have a material effect on our gross margins for latex balloon products in the future.

Many of the foil balloons we produce and sell are intended to be filled with helium in order to be buoyant. Over the past several years, the price of helium has increased substantially and the availability of helium has declined. In some cases, certain of our customers have been unable to obtain a consistent supply of helium for their balloon products. We believe that the lack of availability, and the increase in the cost, of helium has affected our sales of foil balloon products and may adversely affect our sales of foil balloons in the future. We do monitor the market and sources of supply for helium, however, and we believe that, in recent months, helium has become more generally available for use with balloon products.

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

Research and Development

We maintain a product development and research group for the development or identification of new products, product designs, product components and sources of supply. Research and development includes (i) creative product development and design, (ii) creative marketing, and (iii) engineering development. During each of the fiscal years ended December 31, 2014 and 2013, we estimate that the total amount spent on research and development activities was approximately $633,000 and $838,000, respectively.

Employees

As of December 31, 2014, the Company had 104 full-time employees in the United States, of whom 19 are executive or supervisory, 5 are in sales, 60 are in manufacturing or warehouse functions and 20 are clerical. As of that same date, we had 18 full-time employees in England, of whom 4 are executive or supervisory, 2 are in sales, 10 in warehousing and 2 clerical. At Flexo Universal, our Mexico subsidiary, as of December 31, 2014, we had 275 full-time employees, of whom 5 are executive or supervisory, 3 are in sales, 258 are in manufacturing and 9 are clerical. As of December 31, 2014, the Company had 7 full-time employees in Germany, of whom 2 are executive or supervisory, 2 are in warehousing, 2 are clerical, and one in sales. The Company is not a party to any collective bargaining agreement in the United States, has not experienced any work stoppages, and believes that its relationship with its employees is satisfactory.

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

In August 2012, the U.S. Securities and Exchange Commission (SEC) issued a rule under Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act requiring companies to publicly disclose their use of conflict minerals that originated in the Democratic Republic of the Congo (DRC) or an adjoining country. Under the rule, issuers are required to conduct a reasonable country of origin inquiry and, if necessary, exercise due diligence process to ascertain the source of conflict minerals, defined as tantalum, tin, gold or tungsten, that are necessary to the functionality or production of their manufactured or contracted to be manufactured products. Companies are required to provide this disclosure on a new form to be filed with the SEC called Form SD. Companies were required to file Form SD on May 31, 2014 for the 2013 calendar period and annually on May 31 every year thereafter. The Company filed Form SD on May 30, 2014. We anticipate additional, new compliance costs may be incurred since one or more of the minerals specified in the rule are incorporated in products manufactured for us. We are unable to quantify the cost of implementing this new regulation at this time.

International Operations

We conduct operations in three locations outside of the United States:

•	Flexo Universal, a 99%-owned subsidiary in Guadalajara, Mexico. Flexo Universal maintains a plant, offices and warehouse in Guadalajara, Mexico where we produce latex and foil balloons and print latex balloons. Flexo Universal conducts sales, warehousing and fulfillment operations, servicing principally the Company and other customers in the United States, our subsidiaries in the United Kingdom and Europe, customers in Mexico and Latin America and certain customers in Europe.

•	CTI Balloons, a wholly-owned subsidiary located in Rugby, England. CTI Balloons maintains offices and a warehouse in Rugby, conducts certain packaging and inflation activities there and conducts sales, warehousing and fulfillment activities for customers principally in the United Kingdom.

•	CTI Europe, a majority-owned subsidiary located in Heusenstamm, Germany. CTI Europe maintains offices and a warehouse in Heusenstamm, Germany (near Frankfurt), conducts certain packaging and inflation activities there and conducts sales, warehousing and fulfillment activities for customers principally in Europe.

We rely, and are dependent, on our operations in Mexico for the supply of latex balloons in the United States, Mexico, Europe and other markets. Interruption of that supply would have a materially adverse effect on the business of the Company.

Our domestic and international sales to outside customers and assets by area over the period 2013-2014 have been as follows:

	United States	United Kingdom (UK)	Europe (Excluding UK)	Mexico	Consolidated
Year ended 12/31/14
Sales to outside customers	$42,896,000	$2,497,000	$1,592,000	$10,843,000	$57,828,000
Total Assets	$33,026,000	$1,048,000	$1,457,000	$7,516,000	$43,047,000

	United States	United Kingdom (UK)	Europe (Excluding UK)	Mexico	Consolidated
Year ended 12/31/13
Sales to outside customers	$41,956,000	$2,032,000	$1,001,000	$11,070,000	$56,059,000
Total Assets	$28,758,000	$1,025,000	$1,145,000	$8,144,000	$39,072,000

Item No. 1B – Unresolved Staff Comments

As of the filing of this Annual report on Form 10-K, we had no unresolved comments from the staff of the Securities and Exchange Commission that were received not less than 180 days before the end of our 2014 fiscal year.

Item No. 2 – Properties

We own our principal plant and offices located in Lake Barrington, Illinois, approximately 45 miles northwest of Chicago, Illinois. The facility includes approximately 68,000 square feet of office, manufacturing and warehouse space. This facility is subject to a mortgage loan with an initial principal of $2,300,000 as of April 29, 2010, having a term of approximately 7 years, with payments amortized over 25 years. The balance due on this loan on July 18, 2017 will be $1,664,000.

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

In December 2011, CTI Balloons, entered into a 3-year lease agreement for approximately 9,000 square feet of office and warehouse space in Rugby, England at a cost of $5,000 per month. This facility is utilized to warehouse balloon products and to manage and service the Company's operations in England. In July 2013, CTI Balloons, entered into a 1-year lease agreement for an additional 3,000 square feet of office and warehouse space at a cost of $2,000 per month.

In August 2011, Flexo Universal entered into a 5-year lease agreement, expiring July 31, 2016, for the lease of approximately 73,000 square feet of manufacturing, warehouse and office space in Guadalajara, Mexico at a cost of $30,000 per month.

In September 2012, CTI Europe entered into a 3-year lease agreement for a facility located in Heusenstamm, Germany located approximately 15 miles from Frankfurt International Airport. The facility includes approximately 3,000 square feet of office and warehouse space at a cost of $2,000 per month. The lease automatically renews each September for an additional year.

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

Item No. 3 – Legal Proceedings

On September 2, 2014, Amada Gonzalez and Leticia Ocampo, individually, and purportedly on behalf of a class of other persons similarly situated, filed and action in the United States District Court for the Northern District of Illinois against the Company, Ron’s Temporary Help Services, Inc., Prime Staffing, Inc. and Extreme Staffing Solution Corp. The individual plaintiffs are alleged to be persons who were employed by one of the temporary staffing companies named as defendants in the action and who worked at the Company’s facilities. The complaint includes claims of alleged violations of The Fair Labor Standards Act, the Illinois Wage Payment and Collection Act, The Illinois Minimum Wage Law and the Illinois Day and Temporary Labor Services Act, for alleged failure to pay minimum wages, overtime wages or vacation pay. Liability was asserted against the Company as an alleged “joint employer.” The complaint requested judgment for the amount of alleged unpaid wages, unspecified liquidated damages, attorney’s fees and injunctive relief. The Company filed a Motion to Dismiss this action and, on January 7, 2015, the action was voluntarily dismissed with prejudice.

In addition to the foregoing, the Company is party to certain lawsuits or claims arising in the normal course of business. The ultimate outcome of these matters is unknown but, in the opinion of management, we do not believe any of these proceedings will have, individually or in the aggregate, a material adverse effect upon our financial condition, cash flows or future results of operation.

PART II

Item No. 5 – Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company's Common Stock was admitted to trading on the NASDAQ SmallCap Market (now the NASDAQ Capital Market) under the symbol CTIB on November 5, 1997.

The high and low sales prices for the last eight fiscal quarters according to the NASDAQ Stock Market's Stock Price History Report, were:

	High	Low
January 1, 2013 to March 31, 2013	$6.60	$4.85
April 1, 2013 to June 30, 2013	5.50	4.17
July 1, 2013 to September 30, 2013	5.75	4.32
October 1, 2013 to December 31, 2013	5.90	4.92
January 1, 2014 to March 31, 2014	5.99	5.35
April 1, 2014 to June 30, 2014	5.71	4.57
July 1, 2014 to September 30, 2014	4.70	3.70
October 1, 2014 to December 31, 2014	4.30	3.52

As of December 31, 2014 there were approximately 32 holders of record of the Company’s Common Stock. The Company’s total number of beneficial owners of common stock of the Company is 518.

The Company did not pay any cash dividends on its Common Stock during 2014 or 2013. Under the terms of the Company’s current loan agreements, the amount of dividends the Company may pay is limited by the terms of the financial covenants.

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

Our revenues from each of our product categories in each of the past two years have been as follows:

	(000 Omitted)
	$	% of	$	% of
Product Category	2014	Net Sales	2013	Net Sales

Foil Balloons	24,932	43.1%	23,034	41.1%

Latex Balloons	11,576	20.0%	12,242	21.8%

Vacuum Sealing Products	13,106	22.7%	12,543	22.4%

Film Products	4,806	8.3%	5,074	9.1%

Other	3,408	5.9%	3,166	5.6%

Total	57,828	100.0%	56,059	100.0%

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

Purchases by a limited number of customers represent a significant portion of our total revenues. In 2014, sales to our top 10 customers represented 65.7% of net revenues. During 2014, there were two customers to whom our sales represented more than 10% of net revenues. Our principal customer sales for 2014 and 2013 were:

Customer	Product	2014 Sales	% of 2014 Revenues	2013 Sales	% of 2013 Revenues
Dollar Tree Stores	Balloons	$15,131,000	26.2%	$15,467,000	27.6%
Wal-Mart	Vacuum Sealing Products	$7,947,000	13.7%	$6,984,000	12.5%

The loss of one or both of these principal customers, or a significant reduction in purchases by one or both of them, could have a material adverse effect on our business.

We generally do not have agreements with our customers under which customers are obligated to purchase any specific or minimum amount of product from us.

Results of Operations

The following table sets forth selected results of our operations expressed as a percentage of net sales for the years ended December 31, 2014 and 2013. Our results of operations for the periods described below are not necessarily indicative of results of operations for future periods.

	Year ended December 31,
	2014	2013

Net sales	100.0%	100.0%
Costs and expenses:
Cost of products sold	75.4	77.5
Operating Expenses	21.8	18.8

Income from operations	2.8	3.7
Interest expense	(1.9)	(2.6)
Other income	0.0	0.0

Income before income taxes	0.9	1.2
Provision for income taxes	0.3	0.5

Net profit	0.9%	0.7%

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Net Sales

For the fiscal year ended December 31, 2014, consolidated net sales from the sale of all products were $57,828,000 compared to consolidated net sales of $56,059,000 for the year ended December 31, 2013, an increase of 3.2%.

Sales of foil balloons were $23,034,000 in 2013 and $24,932,000 in 2014, an increase of 8.2%. Our largest customer for foil balloons was Dollar Tree Stores. The remaining sales were made to nearly 900 customers including distributors and retail stores or chains in the United States, Mexico, the United Kingdom, Europe and Latin America. Sales to these other customers increased by 19% from $8,538,000 in 2013 to $10,184,000 in 2014.

Sales of latex balloons were $12,242,000 in 2013 and $11,576,000 in 2014, a decrease of 5.4%. Most of the decline is attributable to a decline in sales to one customer. There was no material change in sales to other customers during 2014. Sales of latex balloons were made through the Company and each of its subsidiaries to approximately 300 customers in the United States, Mexico, Latin America and Europe.

Sales of vacuum sealing products including pouch and related products and vacuum sealing machines were $12,543,000 in 2013 and $13,106,000 in 2014, an increase of 4.5%. Sales in this line during 2013 and 2014 consisted of two categories: (i) vacuum sealing systems including open-top pouches or rolls and vacuum sealing machines and (ii) zippered, resealable vacuum pouches. For 2014 and 2013, sales of products in these categories have been as follows:

	(000 Omitted)
	2014	2013

Vacuum Sealing Systems	$10,325	$9,835

Zippered	2,781	2,708

Total	$13,106	$12,543

Sales of film products were $5,074,000 in 2013 and $4,806,000 in 2014, a decrease of 5.3%. Approximately 98.0% of these sales were to Rapak, L.L.C. but includes sales to three other customers.

Sales of other products increased from $3,166,000 in 2013 to $3,408,000 in 2014. This category includes (i) sales of accessory items for our balloon products, (ii) sales of Candy Blossoms and Candyloons and (iii) sales to and by Clever Container Company, L.L.C. which engages in the direct sale of container and organizing products through a network of independent distributors.

Cost of Sales

Cost of sales decreased from 77.5% of sales in 2013 to 75.4% of sales in 2014. Several factors affecting this improvement in our margin rates included: (i) the relative increase in sales of higher margin products including vacuum sealing systems, (ii) sales by Clever Container Company L.L.C., a variable interest entity which was consolidated with our financial statements for the fourth quarter of 2013 and in 2014, and (iii) increased gross margins of Flexo Universal with respect to the sale of latex balloon products, resulting in part from a decline in the cost of latex.

General and Administrative Expenses

General and administrative expenses increased from $6,564,000 in 2013 or 11.7% of net sales to $7,231,000 or 12.5% of net sales in 2014. The increase in general and administrative expenses is attributable principally to (i) the inclusion of the general and administrative expenses of Clever Container Company L.L.C. due to the consolidation of its results with the Company during 2014 which increased general and administrative expenses by $248,000, (ii) an increase in consulting expenses of $320,000 and (iii) an increase in administrative expenses at CTI Balloons of $101,000.

Selling

Selling expenses increased from $2,225,000 or 4.0% of sales in 2013 to $3,042,000 or 5.3% of sales in 2014. The increase in selling expenses is attributable principally to (i) an increase in commission expense of $225,000 which relates primarily to commissions on the sale of vacuum sealing system products and (ii) the inclusion of selling expenses of Clever Container Company L.L.C. due to the consolidation of its results with the Company during 2014 which increased selling expenses by $733,000.

Advertising and Marketing

Advertising and marketing expenses increased from $1,734,000 or 3.1% of sales in 2013 to $2,322,000 or 4.0% of sales in 2014. The increase in advertising and marketing expenses is attributable principally to (i) payments for outside services related to our vacuum sealing system products of $528,000 and (ii) deductions for credit charges of $217,000 related to consumer returns of vacuum sealing system products. The services expense relates to personnel, facilities and operating cost of a consulting and services firm which provided services to us in connection with planning, start-up, sourcing, product development, marketing and selling activities for our line of branded vacuum machines and pouches.

Other Income or Expense

During 2014, we incurred net interest expense of $1,109,000 compared to net interest expense of $1,440,000 during 2013. In addition to interest expense on our bank debt obligations in the amount of $501,000, we incurred interest expense aggregating $508,000 attributable to interest accrued on a Note and Warrant Purchase Agreement among the Company and BMO Private Equity (U.S.), Inc. (“BMO Equity”) under which BMO Equity loaned the sum of $5 million to the Company in July, 2012. This interest expense includes (i) interest paid on the BMO Equity Note, (ii) a charge for the amount of the debt discount attributable to the warrants used in the transaction and (iii) a variable charge relating to the change in value of the warrants by reason of change in market price of our common stock.

During 2014, we realized a foreign currency gain in the amount of $39,000 compared to foreign currency gain in 2013 of $27,000.

Net Income or Loss

During 2014, the Company had income from operations of $1,609,000 compared to income from operations of $2,090,000 in 2013. During 2014, we had net income after provisions for interest and taxes of $514,000 on a consolidated basis compared to net income after provisions for interest and taxes of $376,000 in 2013.

Income Taxes

In 2014, the Company recognized income tax expense, on a consolidated basis, of $190,000. This income tax benefit is composed of an income tax benefit in the United States of $526,000, an income tax benefit realized by CTI Balloons, our United Kingdom subsidiary, in the amount of $11,000, an income tax expense realized by CTI Europe, our Germany subsidiary, in the amount of $7,000 and an income tax expense by Flexo Universal, CTI Mexico, and CTF International, our Mexico subsidiaries, in the amount of $720,000. In 2013, the Company recognized income tax expense, on a consolidated basis, of $270,000. This income tax expense is composed of an income tax benefit in the United States of $18,000, an income tax benefit realized by CTI Balloons, our United Kingdom subsidiary, in the amount of $77,000, an income tax benefit realized by CTI Europe, our Germany subsidiary, in the amount of $48,000 and an income tax expense by Flexo Universal, our Mexico subsidiary, in the amount of $413,000.

Financial Condition, Liquidity and Capital Resources

Cash Used In Operating Activities During fiscal 2014, cash used in operating activities amounted to $3,355,000, compared to cash provided by operating activities during fiscal 2013 of $170,000. We anticipate that cash used in operating activities will decline significantly in 2015 as we moderate the increase in inventory and reduce payables. Significant changes in working capital items affecting cash flow provided by operating activities were:

•	Depreciation and amortization of $2,075,000 compared to depreciation and amortization for 2013 of $1,910,000.
•	An increase in net inventory of $2,768,000. The increases included planned purchase or production of (i) balloon raw materials and finished product to support anticipated sales in the Unites States, the United Kingdom, and Europe, (ii) product components for anticipated sales of Candyloons and Candy Blossoms, (iii) container products for anticipated direct consumer sales and (iv) vacuum sealing machines to support anticipated sales. We do not anticipate increases in inventory levels at the same rate in 2015 as in 2014 and expect that any increase in inventory during 2015 will be significantly lower than during 2014.
•	An increase in accounts receivable of $2,885,000. The increase in accounts receivable is attributable principally to timing of sales to three principal customers close to year-end all of which have been paid. We expect levels of accounts receivable to fluctuate during 2015, to decline during the first nine months of the year and increase in the fourth quarter. Overall, for the year 2015, we do not anticipate a significant increase in accounts receivable.
•	An increase in prepaid expenses and other assets of $279,000.

•	An increase in trade payables of $997,000. We anticipate a decline in trade payables during the first half of 2015, and through the course of the year.
•	A decrease in accrued liabilities of $557,000.

Cash Used in Investing Activities During fiscal 2014, cash used in investing activities amounted to $1,174,000 compared to cash used in investing activities during fiscal 2013 of $1,948,000. We anticipate a reduction during 2015 in cash used for investing activities compared to 2014. Cash used in investing activities was principally for the purchase of production equipment and for maintenance expenditures.

Cash Provided by Financing Activities During fiscal 2014, cash provided by financing activities amounted to $3,975,000, compared to cash provided by financing activities of $2,099,000 during fiscal 2013. During 2014, financing activities included proceeds from short-term and revolving indebtedness of $4,122,000, proceeds from the issuance of stock of $300,000, and net payments on long-term debt of $505,000.

On April 29, 2010, the Company entered into a Credit Agreement and associated documents with Harris N.A., now BMO Harris Bank, N.A. (“BMO Harris”) under which BMO Harris agreed to extend to the Company a credit facility in the aggregate amount of $14,417,000. The facility included (i) a Revolving Credit providing for maximum advances to the Company, and letters of credit, based upon the level of availability measured by levels of eligible receivables and inventory of the Company of $9,000,000, (ii) an Equipment Loan of up to $2,500,000 providing for loans for the purchase of equipment, (iii) a Mortgage Loan of $2,333,350, and (iv) a Term Loan in the amount of $583,333. The amount the Company can borrow on the Revolving Credit includes 85% of eligible accounts and 60% of eligible inventory. The Mortgage Loan is amortized over a term of 25 years. The maturity date of the facility was April 30, 2013, which was subsequently extended to July 17, 2017.

Certain terms of the credit agreement, as amended, include:

•	Restrictive Covenants: The Credit Agreement includes several restrictive covenants under which we are prohibited from, or restricted in our ability to:
o	Borrow money;
o	Pay dividends and make distributions;
o	Make certain investments;
o	Use assets as security in other transactions;
o	Create liens;
o	Enter into affiliate transactions;
o	Merge or consolidate; or
o	Transfer and sell assets.

•	Financial Covenants: The Credit Agreement includes a series of financial covenants we are required to meet including:

o	We are required to maintain a tangible net worth (plus Subordinated Debt) in excess of $7,100,000 plus 50% of cumulative net income of the Company after January 1, 2010;
o	We are required to maintain specified ratios of senior debt to EBITDA on an annual basis and determined quarterly; and,
o	We are required to maintain a level of adjusted EBITDA to fixed charges on an annual basis determined quarterly of not less than 1.1 to 1. Adjusted EBITDA is EBITDA minus (i) taxes paid, (ii) dividends paid, (iii) payments for the purchase or redemption of stock, and (iv) unfunded capital expenditures.

The credit agreement provides for interest at varying rates in excess of the prime rate, depending on the level of senior debt to EBITDA over time. The initial interest rate under the agreement was 4.00% per annum. On a quarterly basis, this ratio will be measured and the interest rate changed in accordance to the table below.

When Senior Debt to EBITDA is:	The Premium to the Prime Rate is:
Greater than or equal to 3.25 to 1.00	1.25%
Greater than or equal to 2.25 to 1.00; Less than 3.25 to 1.00	0.75%
Less than or equal to 2.25 to 1.00	0.50%

At December 31, 2014 the Company was paying a premium of 0.75% over prime.

On July 1, 2011, we entered into an interest rate swap agreement with BMO Capital Markets with respect to $6,780,000 of our loan balances with BMO Harris. This swap agreement limits the Company’s exposure to interest rate fluctuations on the Company’s floating rate loans. The swap agreement had the effect of fixing the interest rate on the loan balances covered by the swap at 4.65% per annum. The swap agreement was not designated as a hedge for accounting purposes and we determined and recorded the fair value of the swap agreement each quarter. This value is recorded on the balance sheet of the Company and the amount of the unrealized gain or loss for each period is recorded as interest income or expense on the statement of operations. The swap agreement expired on September 30, 2014.

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

Also, on July 17, 2012, the Company entered into a Note and Warrant Purchase Agreement with BMO Private Equity (U.S.) (“BMO Equity”) pursuant to which (i) BMO Equity advanced to the Company the sum of $5 million and (ii) the Company issued to BMO Equity a warrant to purchase up to Four Percent (4%) of the outstanding shares of common stock of the Company on a fully-diluted basis (140,048 shares of common stock of the Company) at the price of One Cent ($0.01) per share. The term of the loan provided for in this Agreement is five and a half years. Interest is payable on the outstanding balance of the loan at the rate of 11.5% per annum.

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

On December 23, 2014, the Company entered into Amendment No. 5 to the Credit Agreement among the Company and BMO Harris, and Amendment No. 2 to the Note and Warrant Purchase Agreement among the Company and BMO Equity. In the Amendments, BMO Harris and BMO Equity waived certain anticipated events of default as of December 31, 2014 by the Company with respect the amount of capital expenditures and the change of name of a subsidiary, and both the Credit Agreement and the Note and Warrant Purchase Agreement were amended (i) to exclude from the definition of Senior Funded Debt and Total Funded Debt certain indebtedness of a variable interest entity, (ii) to require Registrant to provide financial reports and variance reports to the Bank within 45 days after the end of each calendar month, (iii) to change the Senior Leverage Ratio and Total Leverage Ratio requirements for fiscal quarters ending December 31, 2014 and for each fiscal quarter thereafter to the maturity of the loans, and (iv) to provide for the engagement by the Company of a financial consultant to provide business financial planning and advisory services to the Company.

Management believes that the funds available under the new financing arrangement as well as internally generated funds will be sufficient for the Company to meet its working capital needs for at least the next 12 months.

As of December 31, 2014, the Company was in compliance with the financial covenants provided in the Credit Agreement and in the Note and Warrant Purchase Agreement, as amended.

Current Assets. As of December 31, 2014, the total current assets of the Company were $32,474,000, compared to total current assets of $28,171,000 at December 31, 2013. The change in current assets reflects, principally, (i) an increase in net inventories of $2,327,000, (ii) an increase in accounts receivable of $2,404,000, (iii) a decrease in the net deferred income tax asset of $213,000, (iv) an increase in prepaid expenses and other current assets of $302,000 and (v) a decrease in cash and cash equivalents of $516,000.

Current Liabilities. Total current liabilities increased from $16,433,000 as of December 31, 2013 to $20,929,000 as of December 31, 2014. Changes in current liabilities included, principally, (i) an increase in $896,000 in trade payables, (ii) an increase of the line of credit of $3,389,000, and (iii) an increase in accrued and other liabilities in the amount of $211,000. Accrued other liabilities includes $188,000 in payroll accruals. The increase in the line of credit was due to the increases in inventory and accounts receivable.

Liquidity and Capital Resources; Working Capital. As of December 31, 2014, our current assets exceeded our current liabilities by $11,546,000, we had cash and cash equivalents of $150,000 and there was available under our line of credit up to $200,000 in additional funds. Management believes that these available funds, our internally generated funds and the borrowing capacity under our revolving line of credit facility will be sufficient to meet working capital requirements for the remainder of 2015.

CTI Industries Corporation Stockholders’ Equity. Stockholders’ equity was $12,880,000 as of December 31, 2014 compared to $12,656,000 as of December 31, 2013.

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

Inventory Valuation. Inventories are stated at the lower of cost or market. Cost is determined using standard costs which approximate costing determined on a first-in, first out basis. Standard costs are reviewed and adjusted at the time of introduction of a new product or design, periodically and at year-end based on actual direct and indirect production costs. On a periodic basis, the Company reviews its inventory levels for estimated obsolescence or unmarketable items, in reference to future demand requirements and shelf life of the products. As of December 31, 2014, the Company had established a reserve for obsolescence, marketability or excess quantities with respect to inventory in the aggregate amount of $645,000. As of December 31, 2013, the amount of the reserve was $738,000. In addition, on a periodic basis, the Company disposes of inventory deemed to be obsolete or unsaleable and, at such time, records an expense for the value of such inventory. We record freight income as a component of net sales and record freight costs as a component of cost of goods sold.

Valuation of Long-Lived Assets. We evaluate whether events or circumstances have occurred which indicate that the carrying amounts of long-lived assets (principally property and equipment and goodwill) may be impaired or not recoverable. Significant factors which may trigger an impairment review include: changes in business strategy, market conditions, the manner of use of an asset, underperformance relative to historical or expected future operating results, and negative industry or economic trends. We apply the provisions of GAAP USA under which goodwill is evaluated at least annually for impairment. We conducted a qualitative assessment of our goodwill in our consolidated balance sheet for the year ended December 31, 2014. We performed a quantitative assessment for the year ended December 31, 2013 in which we considered the assets and liabilities of the subsidiary, both recognized and unrecognized, as well as the cash flows necessary to operate the business relating to the assets and liabilities. From this quantitative assessment and from the qualitative assessment for December 31, 2014, we determined the fair value of the subsidiary exceeds the carrying amount initially recorded on December 31, 2006, and was therefore not impaired.

Foreign Currency Translation. All balance sheet accounts are translated using the exchange rates in effect at the balance sheet date. Statements of operations amounts are translated using the average exchange rates for the year-to-date periods. The gains and losses resulting from the changes in exchange rates during the period have been reported in other comprehensive income or loss, except that, on November 30, 2012, the Company determined that it does have an expectation of receiving payment with respect to indebtedness of Flexo Universal to the Company, and accordingly, as of and after that date foreign currency gains and losses with respect to such indebtedness will be reported in the statement of operations.

Stock-Based Compensation. We follow GAAP USA which requires all stock-based payments to employees, including grants of employee stock options, to be recognized in the consolidated financial statements based on their grant-date fair values.

We use the Black-Scholes option pricing model to determine the fair value of stock options which requires us to estimate certain key assumptions. In accordance with the application of GAAP USA, we incurred employee stock-based compensation cost of $77,000 for the year ended December 31, 2014. At December 31, 2014, we had $43,000 of unrecognized compensation cost relating to stock options.

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

As of December 31, 2014, the Company had net deferred tax assets of $1,732,000 representing the amount the Company may recover in future years from future taxable income. As of December 31, 2013, the amount of the net deferred tax asset was $1,249,000. Each quarter and year-end, management makes a judgment to determine the extent to which the deferred tax asset will be recovered from future taxable income.

Fair Value Measurements. In September 2006, the FASB issued GAAP USA which defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. GAAP USA clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. GAAP USA also requires that a fair value measurement reflect the assumptions market participants would use in pricing an asset or liability based upon the best information available. In February 2008, the FASB issued guidance now codified in GAAP USA which provides for delayed application of certain guidance related to non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).

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

Item No. 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item No. 9A – Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2014, the end of the period covered by this report. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated, as appropriate, to allow for timely decisions regarding required disclosure as of December 31, 2014. There were no material changes in our internal control over financial reporting during the fourth quarter of 2014 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operation effectiveness of controls and a conclusion on this evaluation. Although there are inherent limitations in the effectiveness of any system of internal controls over financial reporting, based on our evaluation, management has concluded our internal controls over financial reporting were effective as of December 31, 2014.

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

Item 9B – Other Information

None

PART III

Item No. 10 – Directors and Executive Officers of the Registrant

Information called for by Item 9 of Part III is incorporated by reference to the definitive Proxy Statement for the 2015 Annual Meeting of Shareholders which is expected to be filed with the Commission within 120 days after December 31, 2014.

Item No. 11 – Executive Compensation

Information called for by Item 10 of Part III is incorporated by reference to the definitive Proxy Statement for the 2015 Annual Meeting of Shareholders which is expected to be filed with the Commission within 120 days after December 31, 2014.

Item No. 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information called for by Item 11 of Part III is incorporated by reference to the definitive Proxy Statement for the 2015 Annual Meeting of Shareholders which is expected to be filed with the Commission within 120 days after December 31, 2014.

Item No. 13 – Certain Relationships and Related Transactions

Information called for by Item 12 of Part III is incorporated by reference to the definitive Proxy Statement for the 2015 Annual Meeting of Shareholders which is expected to be filed with the Commission within 120 days after December 31, 2014.

Item No. 14 – Principal Accountant Fees and Services

Information called for by Item 13 of Part III is incorporated by reference to the definitive Proxy Statement for the 2015 Annual Meeting of Shareholders which is expected to be filed with the Commission within 120 days after December 31, 2014.

PART IV

Item No. 15 – Exhibits and Financial Statement Schedules

1.	The Consolidated Financial Statements filed as part of this report on Form 10-K are listed on the accompanying Index to Consolidated Financial Statements and Consolidated Financial Statement Schedules.

2.	Financial schedules required to be filed by Item 8 of this form, and by Item 15(d) below:

Schedule II Valuation and qualifying accounts

All other financial schedules are not required under the related instructions or are inapplicable and therefore have been omitted.

3.	Exhibits:

Exhibit
Number	Document

3.1	Third Restated Certificate of Incorporation of CTI Industries Corporation (Incorporated by reference to Exhibit A contained in Registrant’s Schedule 14A Definitive Proxy Statement for solicitation of written consent of shareholders, as filed with the Commission on October 25, 1999)
3.2	By-Laws of CTI Industries Corporation (Incorporated by reference to Exhibit 3.2, contained in Registrant’s Form SB-2 Registration Statement (File No. 333-31969) effective November 5, 1997)
4.1	Form of CTI Industries Corporation’s common stock certificate (Incorporated by reference to Exhibit 4.1, contained in Registrant’s Form SB-2 Registration Statement (File No. 333-31969) effective November 5, 1997)

10.1	CTI Industries Corporation 2001 Stock Option Plan (Incorporated by reference to Appendix E contained in Registrant’s Schedule 14A Definitive Proxy Statement, as filed with the Commission on May 21, 2001)
10.2	CTI Industries Corporation 2002 Stock Option Plan (Incorporated by reference to Appendix A contained in Registrant’s Schedule 14A Definitive Proxy Statement, as filed with the Commission on May 15, 2002)
10.3	CTI Industries Corporation 2009 Stock Incentive Plan (Incorporated by reference to Schedule A contained in Registrant’s Schedule 14A Definitive Proxy Statement, as filed with the Commission on April 30, 2009)
10.4	Credit Agreement between Harris N.A. and CTI Industries Corporation dated April 29, 2010 (Incorporated by reference to Exhibit 10.2 contained in Registrant’s Report on Form 10-Q dated May 14, 2010)
10.5	Mortgage and Security Agreement between Harris N.A. and the Company dated April 29, 2010 (Incorporated by reference to Exhibit 10.3 contained in Registrant’s Report on Form 10-Q dated May 14, 2010)
10.6	Security Agreement between Harris N.A. and the Company dated April 29, 2010 (Incorporated by reference to Exhibit 10.4 contained in Registrant’s Report on Form 10-Q dated May 14, 2010)
10.7	Pledge Agreement between Harris N.A. and the Company dated April 29, 2010 (Incorporated by reference to Exhibit 10.5 contained in Registrant’s Report on Form 10-Q dated May 14, 2010)
10.8	Trademark License Agreement between S.C. Johnson & Son, Inc. and the Company dated December 14, 2011 (Incorporated by reference to Exhibit 10.14 contained in Registrant’s Report on Form 10-K dated March 29, 2012)
10.9	Third Amendment to Credit Agreement between BMO Harris Bank, N.A. and the Company dated July 17, 2012 (Incorporated by reference to Exhibit 10.1 contained in Registrant’s Report on Form 10-Q dated August 14, 2012).
10.10	Replacement Revolving Note between BMO Harris Bank, N.A. and the Company dated July 17, 2012 (Incorporated by reference to Exhibit 10.2 contained in Registrant’s Report on Form 10-Q dated August 14, 2012).
10.11	Note and Warrant Purchase Agreement between BMO Private Equity, Inc. and the Company dated July 17, 2012 (Incorporated by reference to Exhibit 10.3 contained in Registrant’s Report on Form 10-Q dated August 14, 2012).
10.12	Warrant Agreement between BMO Private Equity (U.S.), Inc. and the Company dated July 17, 2012 (Incorporated by reference to Exhibit 10.4 contained in Registrant’s Report on Form 10-Q dated August 14, 2012).

10.13	Senior Secured Subordinated Promissory Note between BMO Private Equity (U.S.), Inc. and the Company dated July 17, 2012 (Incorporated by reference to Exhibit 10.5 contained in Registrant’s Report on Form 10-Q dated August 14, 2012).
10.14	Lease Agreement between Schultz Bros. Co. and the Company dated September 19, 2012 (Incorporated by reference to Exhibit 10.8 contained in Registrant’s Report on Form 10-Q dated November 14, 2012).
10.15	Fourth Amendment to Credit Agreement between BMO Harris Bank, N.A. and the Company dated April 12, 2013. (Incorporated by reference to Exhibit 10.1 contained in Registrant’s Report on Form 10-Q dated May 15, 2013).
10.16	First Amendment to Note and Warrant Purchase Agreement between BMO Private Equity (U.S.), Inc. and the Company dated April 12, 2013. (Incorporated by reference to Exhibit 10.2 contained in Registrant’s Report on Form 10-Q dated May 15, 2013).
10.17	Supply Agreement between Toray Plastics (America), Inc. and the Company dated December 30, 2013 (Incorporated by reference to Exhibit 10.20 contained in Registrant’s Report on Form 10-K dated March 31, 2014).
10.18	Consignment and Pay by Scan Agreement between Food Lion L.L.C. and CTI Supply, Inc. dated December 10, 2014.
10.19	Fifth Amendment to Credit Agreement between BMO Harris Bank, N.A. and the Company dated December 23, 2014.
10.20	Second Amendment to Note and Warrant Purchase Agreement between BMO Private Equity (U.S.), Inc. and the Company dated December 23, 2014.
14	Code of Ethics (Incorporated by reference to Exhibit contained in the Registrant’s Form 10-K/A Amendment No. 2, as filed with the Commission on October 8, 2004)
21	Subsidiaries (description incorporated in Form 10-K under Item No. 1)
23.1	Consent of Independent Registered Public Accounting Firm, Plante & Moran, PLLC.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith)
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
99	Audited financial statements of the Company’s subsidiary, Flexo Universal, S.A. de C.V. for the year ended December 31, 2014.

34

101

Interactive Data Files, including the following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements.

(a)	The Exhibits listed in subparagraph (a)(3) of this Item 15 are attached hereto unless incorporated by reference to a previous filing.
(b)	The Schedule listed in subparagraph (a)(2) of this Item 15 is attached hereto.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 30, 2015.

CTI INDUSTRIES CORPORATION
By:	/s/ Stephen M. Merrick
Stephen M. Merrick, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ John H. Schwan	Chief Executive Officer and	March 30, 2015
John H. Schwan	Director

/s/ Stephen M. Merrick	President, Secretary, and	March 30, 2015
Stephen M. Merrick	Director

/s/ Timothy S. Patterson	Chief Financial Officer and	March 30, 2015
Timothy S. Patterson	Senior Vice President of Finance

/s/ Stanley M. Brown	Director	March 30, 2015
Stanley M. Brown

/s/ Bret Tayne	Director	March 30, 2015
Bret Tayne

/s/ John I. Collins	Director	March 30, 2015
John I. Collins

/s/ John Klimek	Director	March 30, 2015
John Klimek

/s/ Howard Eirinberg	Director	March 30, 2015
Howard Eirinberg

EXHIBIT INDEX

Exhibit
Number	Document

3.1	Third Restated Certificate of Incorporation of CTI Industries Corporation (Incorporated by reference to Exhibit A contained in Registrant’s Schedule 14A Definitive Proxy Statement for solicitation of written consent of shareholders, as filed with the Commission on October 25, 1999)
3.2	By-Laws of CTI Industries Corporation (Incorporated by reference to Exhibit 3.2, contained in Registrant’s Form SB-2 Registration Statement (File No. 333-31969) effective November 5, 1997)
4.1	Form of CTI Industries Corporation’s common stock certificate (Incorporated by reference to Exhibit 4.1, contained in Registrant’s Form SB-2 Registration Statement (File No. 333-31969) effective November 5, 1997)
10.1	CTI Industries Corporation 2001 Stock Option Plan (Incorporated by reference to Appendix E contained in Registrant’s Schedule 14A Definitive Proxy Statement, as filed with the Commission on May 21, 2001)
10.2	CTI Industries Corporation 2002 Stock Option Plan (Incorporated by reference to Appendix A contained in Registrant’s Schedule 14A Definitive Proxy Statement, as filed with the Commission on May 15, 2002)
10.3	CTI Industries Corporation 2009 Stock Incentive Plan (Incorporated by reference to Schedule A contained in Registrant’s Schedule 14A Definitive Proxy Statement, as filed with the Commission on April 30, 2009)
10.4	Credit Agreement between Harris N.A. and CTI Industries Corporation dated April 29, 2010 (Incorporated by reference to Exhibit 10.2 contained in Registrant’s Report on Form 10-Q dated May 14, 2010)
10.5	Mortgage and Security Agreement between Harris N.A. and the Company dated April 29, 2010 (Incorporated by reference to Exhibit 10.3 contained in Registrant’s Report on Form 10-Q dated May 14, 2010)
10.6	Security Agreement between Harris N.A. and the Company dated April 29, 2010 (Incorporated by reference to Exhibit 10.4 contained in Registrant’s Report on Form 10-Q dated May 14, 2010)
10.7	Pledge Agreement between Harris N.A. and the Company dated April 29, 2010 (Incorporated by reference to Exhibit 10.5 contained in Registrant’s Report on Form 10-Q dated May 14, 2010)

10.8	Trademark License Agreement between S.C. Johnson & Son, Inc. and the Company dated December 14, 2011 (Incorporated by reference to Exhibit 10.14 contained in Registrant’s Report on Form 10-K dated March 29, 2012)
10.9	Third Amendment to Credit Agreement between BMO Harris Bank, N.A. and the Company dated July 17, 2012 (Incorporated by reference to Exhibit 10.1 contained in Registrant’s Report on Form 10-Q dated August 14, 2012).
10.10	Replacement Revolving Note between BMO Harris Bank, N.A. and the Company dated July 17, 2012 (Incorporated by reference to Exhibit 10.2 contained in Registrant’s Report on Form 10-Q dated August 14, 2012).
10.11	Note and Warrant Purchase Agreement between BMO Private Equity, Inc. and the Company dated July 17, 2012 (Incorporated by reference to Exhibit 10.3 contained in Registrant’s Report on Form 10-Q dated August 14, 2012).
10.12	Warrant Agreement between BMO Private Equity (U.S.), Inc. and the Company dated July 17, 2012 (Incorporated by reference to Exhibit 10.4 contained in Registrant’s Report on Form 10-Q dated August 14, 2012).
10.13	Senior Secured Subordinated Promissory Note between BMO Private Equity (U.S.), Inc. and the Company dated July 17, 2012 (Incorporated by reference to Exhibit 10.5 contained in Registrant’s Report on Form 10-Q dated August 14, 2012).
10.14	Lease Agreement between Schultz Bros. Co. and the Company dated September 19, 2012 (Incorporated by reference to Exhibit 10.8 contained in Registrant’s Report on Form 10-Q dated November 14, 2012).
10.15	Fourth Amendment to Credit Agreement between BMO Harris Bank, N.A. and the Company dated April 12, 2013. (Incorporated by reference to Exhibit 10.1 contained in Registrant’s Report on Form 10-Q dated May 15, 2013).
10.16	First Amendment to Note and Warrant Purchase Agreement between BMO Private Equity (U.S.), Inc. and the Company dated April 12, 2013. (Incorporated by reference to Exhibit 10.2 contained in Registrant’s Report on Form 10-Q dated May 15, 2013).
10.17	Supply Agreement between Toray Plastics (America), Inc. and the Company dated December 30, 2013 (Incorporated by reference to Exhibit 10.20 contained in Registrant’s Report on Form 10-K dated March 31, 2014).
10.18	Consignment and Pay by Scan Agreement between Food Lion L.L.C. and CTI Supply, Inc. dated December 10, 2014.
10.19	Fifth Amendment to Credit Agreement between BMO Harris Bank, N.A. and the Company dated December 23, 2014.

10.20	Second Amendment to Note and Warrant Purchase Agreement between BMO Private Equity (U.S.), Inc. and the Company dated December 23, 2014.
14	Code of Ethics (Incorporated by reference to Exhibit 14 contained in the Registrant’s Form 10-K/A Amendment No. 2, as filed with the Commission on October 8, 2004)
21	Subsidiaries (description incorporated in Form 10-K under Item No. 1)
23.1	Consent of Independent Registered Public Accounting Firm, Plante & Moran, PLLC.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith)
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
99	Audited financial statements of the Company’s subsidiary, Flexo Universal, S.A. de C.V. for the year ended December 31, 2014.
101

Interactive Data Files, including the following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements.

CTI Industries Corporation

and Subsidiaries

Consolidated Financial Statements

Years ended December 31, 2014 and 2013

All other schedules for which a provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

CTI Industries Corporation and Subsidiaries

Lake Barrington, Illinois

We have audited the accompanying consolidated balance sheet of CTI Industries Corporation and Subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive income, stockholders' equity, and cash flows for the years then ended. Our audits of the consolidated financial statements included the financial statement schedule appearing under Schedule II. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the 2014 or 2013 financial statements of Flexo Universal S.A. de C.V., a 99.82 percent owned subsidiary, whose statements reflect total assets and revenues constituting 17 percent and 19 percent of the related consolidated totals respectively as of and for the year ended December 31, 2014 and total assets and revenues constituting 21 percent and 22 percent of the related consolidated totals respectively as of and for the year ended December 31, 2013. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Flexo Universal S.A. de C.V., is based solely on the report of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinions.

In our opinion, based on our report and the 2014 and 2013 reports of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CTI Industries Corporation and Subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for the years ended December 31, 2014 and 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related consolidated financial statement schedule for the years ended December 31, 2014 and 2013, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Plante & Moran, PLLC

March 30, 2015

Chicago, Illinois

CTI Industries Corporation and Subsidiaries

Consolidated Balance Sheets

	December 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents (VIE $14,000 and $54,000, respectively)	$150,332	$666,616
Accounts receivable, (less allowance for doubtful accounts of $230,000 and $217,000 respectively) (VIE $9,000 and $0, respectively)	11,286,797	8,883,106
Inventories, net (VIE $699,000 and $390,000, respectively)	17,755,300	15,428,413
Net deferred income tax asset	718,694	931,245
Prepaid expenses (VIE $22,000 and $3,000, respectively)	1,983,915	1,315,384
Other current assets (VIE $46,000 and $76,000, respectively)	578,888	945,914

Total current assets	32,473,926	28,170,678

Property, plant and equipment:
Machinery and equipment (VIE $640,000 and $723,000, respectively)	26,739,353	26,639,722
Building	3,360,017	3,360,017
Office furniture and equipment (VIE $46,000 and $39,000, respectively)	3,473,009	3,287,951
Intellectual property	482,088	482,088
Land	250,000	250,000
Leasehold improvements	640,166	586,515
Fixtures and equipment at customer locations	3,013,747	2,784,419
Projects under construction	859,631	1,009,623
	38,818,011	38,400,335
Less : accumulated depreciation and amortization (VIE $129,000 and $92,000, respectively)	(31,062,484)	(29,718,564)

Total property, plant and equipment, net	7,755,527	8,681,771

Other assets:
Deferred financing costs, net	157,061	197,585
Goodwill (VIE $440,000 and $440,000, respectively)	1,473,176	1,473,176
Net deferred income tax asset	1,013,392	317,639
Other assets (due from related party $47,000 and $24,000, respectively)	173,828	230,651

Total other assets	2,817,457	2,219,051

TOTAL ASSETS	$43,046,910	$39,071,500

LIABILITIES AND EQUITY
Current liabilities:
Checks written in excess of bank balance	$1,432,212	$704,757
Trade payables (VIE $74,000 and $94,000, respectively)	4,468,859	3,573,007
Line of credit (VIE $494,000 and $219,000, respectively)	12,158,300	8,769,024
Notes payable - current portion (net discount of $146,000 and $125,000, respectively) (VIE $114,000 and $107,000, respectively)	328,942	342,931
Notes Payable Affiliates - current portion	9,034	9,079
Capital Lease - current portion	38,595	30,487
Accrued liabilities (VIE $60,000 and $73,000, respectively)	2,493,435	3,003,704

Total current liabilities	20,929,377	16,432,989

Long-term liabilities:
Notes Payable - Affiliates	284,547	281,148
Notes payable, net of current portion (net discount of $284,000 and $430,000, respectively) (VIE $322,000 and $441,000, respectively)	7,177,406	7,511,383
Notes payable - officer, subordinated	1,236,476	1,155,705
Capital Lease	86,555	109,670

Total long-term debt, net of current portion	8,784,984	9,057,906

Warrants Payable	525,180	816,480

Total long-term liabilities	9,310,164	9,874,386

Equity:
CTI Industries Corporation stockholders' equity:
Preferred Stock — no par value 2,000,000 shares authorized 0 shares issued and outstanding	-	-
Common stock - no par value, 5,000,000 shares authorized, 3,376,743 and 3,320,773 shares issued and 3,301,116 and 3,248,646 outstanding, respectively	13,775,994	13,775,994
Paid-in-capital	1,542,718	1,165,549
Accumulated earnings	623,455	109,137
Accumulated other comprehensive loss	(2,901,212)	(2,253,501)
Less: Treasury stock - 75,627 shares and 72,127 shares, respectively	(160,784)	(141,289)
Total CTI Industries Corporation stockholders' equity	12,880,171	12,655,890
Noncontrolling interest	(72,802)	108,235
Total Equity	12,807,369	12,764,125
TOTAL LIABILITIES AND EQUITY	$43,046,910	$39,071,500

See accompanying notes to consolidated financial statements

CTI Industries Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

	For the Year Ended December 31,
	2014	2013

Net Sales	$57,828,200	$56,059,477

Cost of Sales	43,623,666	43,446,618

Gross profit	14,204,534	12,612,859

Operating expenses:
General and administrative	7,231,243	6,564,355
Selling	3,041,937	2,224,551
Advertising and marketing	2,322,172	1,733,609

Total operating expenses	12,595,352	10,522,515

Income from operations	1,609,182	2,090,344

Other (expense) income:
Interest expense	(1,131,441)	(1,461,855)
Interest income	22,140	22,143
Foreign currency gain	39,367	27,232

Total other expense, net	(1,069,934)	(1,412,480)

Income before taxes	539,248	677,864

Income tax expense	189,967	269,836

Net Income	349,281	408,028

Less: Net (loss) income attributable to noncontrolling interest	(165,037)	32,519

Net income attributable to CTI Industries Corporation	$514,318	$375,509

Other Comprehensive (Loss) Income
Foreign currency adjustment	(647,711)	(81,919)
Comprehensive (loss) income attributable to CTI Industries Corporation	$(133,393)	$293,590

Basic income per common share	$0.16	$0.12

Diluted income per common share	$0.15	$0.11

Weighted average number of shares and equivalent shares of common stock outstanding:
Basic	3,288,332	3,248,646

Diluted	3,439,427	3,404,804

See accompanying notes to consolidated financial statements

CTI Industries Corporation and Subsidiaries

Consolidated Statements of Stockholders' Equity

	CTI Industries Corporation
					Accumulated
					Other	Less
	Common Stock		Paid-in	Accumulated	Comprehensive	Treasury Stock		Noncontrolling
	Shares	Amount	Capital	(Deficit) Earnings	Loss	Shares	Amount	Interest	TOTAL
Balance, December 31, 2012	3,320,773	13,775,994	1,045,987	(266,372)	(2,171,582)	(72,127)	(141,289)	(160,692)	$12,082,046

Compensation relating to Option Issuance			$119,562						$119,562

Noncontrolling interest in variable interest entity								$250,408	$250,408

Dividends Declared								$(14,000)	$(14,000)

Net Income				$375,509				$32,519	$408,028

Other comprehensive income, net of taxes Foreign currency translation					$(81,919)				$(81,919)

Balance, December 31, 2013	3,320,773	$13,775,994	$1,165,549	$109,137	$(2,253,501)	(72,127)	$(141,289)	108,235	12,764,125

Stock Purchase	55,970		$300,000						$300,000

Compensation relating to Option Issuance			$77,169						$77,169

Stock Redemption						(3,500)	$(19,495)		$(19,495)

Dividends Declared								$(16,000)	$(16,000)

Net Income				$514,318				$(165,037)	$349,281

Other comprehensive income, net of taxes Foreign currency translation					$(647,711)				$(647,711)

Balance, December 31, 2014	3,376,743	$13,775,994	$1,542,718	$623,455	$(2,901,212)	(75,627)	$(160,784)	(72,802)	12,807,369

See accompanying notes to consolidated financial statements

CTI Industries Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2014	2013

Cash flows from operating activities:
Net income	$349,281	$408,028
Adjustment to reconcile net income to cash (used in) provided by operating activities:
Depreciation and amortization	2,074,701	1,909,845
Amortization of debt discount	125,459	107,483
Change in value of swap agreement	(59,859)	(67,734)
Stock based compensation	77,169	119,562
Provision for losses on accounts receivable	67,195	137,566
Provision for losses on inventories	(92,100)	101,282
Deferred income taxes	(483,202)	133,442
Change in assets and liabilities:
Accounts receivable	(2,884,838)	(1,242,753)
Inventories	(2,768,021)	757,124
Prepaid expenses and other assets	(278,540)	18,704
Trade payables	996,802	(2,262,353)
Accrued liabilities	(479,159)	49,441

Net cash (used in) provided by operating activities	(3,355,112)	169,637

Cash flows from investing activities:
Cash effect from consolidation of variable interest entity	-	111,104
Purchases of property, plant and equipment	(1,174,191)	(2,058,901)

Net cash used in investing activities	(1,174,191)	(1,947,797)

Cash flows from financing activities:
Change in checks written in excess of bank balance	728,751	176,780
Net change in revolving line of credit	3,392,860	2,311,173
Repayment of long-term debt (related parties $49,000 and $40,000)	(505,484)	(547,331)
Proceeds from issuance of debt	115,803	233,996
Proceeds from issuance of stock, net	300,000	-
Proceeds from issuance of notes receivable	-	(26,220)
Dividends paid	(16,000)	(14,000)
Purchase of treasury stock	(19,495)	-
Cash paid for deferred financing fees	(21,500)	(35,397)

Net cash provided by financing activities	3,974,935	2,099,001

Effect of exchange rate changes on cash	38,084	(5,289)

Net (decrease) increase in cash and cash equivalents	(516,284)	315,552

Cash and cash equivalents at beginning of year	666,616	351,064

Cash and cash equivalents at end of year	$150,332	$666,616

Supplemental disclosure of cash flow information:
Cash payments for interest	$1,155,461	$1,303,368

Cash payments for taxes	$215,000	$25,000

Supplemental Disclosure of non-cash investing and financing activity
Property, plant & equipment acquisitions funded by liabilities	$80,765	$26,433

Interest accrued not paid	$80,772	$76,072

See accompanying notes to consolidated financial statements

Notes to Consolidated Financial Statements Years Ended

December 31, 2014 and 2013

1. Nature of Business

Nature of Operations

CTI Industries Corporation, its United Kingdom subsidiary (CTI Balloons Limited), its Mexican subsidiaries (Flexo Universal, S.A. de C.V., CTI Mexico Corporation, S.A. de C.V. and CTF International S.A. de C.V.), its German subsidiary (CTI Europe GmbH) and CTI Supply, Inc. (collectively, the “Company”) (i) design, manufacture and distribute metalized and latex balloon products throughout the world and (ii) operate systems for the production, lamination, coating and printing of films used for food packaging and other commercial uses and for conversion of films to flexible packaging containers and other products.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of CTI Industries Corporation, its wholly owned subsidiaries CTI Balloons Limited, CTF International S.A. de C.V., and CTI Supply, Inc. and its majority owned subsidiaries, Flexo Universal, CTI Mexico Corporation and CTI Europe, as well as the accounts of Venture Leasing S. A. de R. L., Venture Leasing L.L.C., and Clever Container Company, L.L.C. (Clever Container). The last three entities have been consolidated as variable interest entities. All significant intercompany accounts and transactions have been eliminated upon consolidation.

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

Light machinery consists of forklifts, scissor lifts, and other warehouse machinery. Heavy machinery consists of production equipment including laminating, printing and converting equipment. Projects in process represent those costs capitalized in connection with construction of new assets and/or improvements to existing assets including a factor for interest on funds committed to projects in process of $35,000 and $29,000 for the years ended December 31, 2014 and 2013, respectively. Upon completion, these costs are reclassified to the appropriate asset class.

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

Goodwill

The Company applies the provisions of GAAP USA, under which goodwill is tested at least annually for impairment. Goodwill on the accompanying balance sheets relates to the Company’s acquisition of Flexo Universal in a prior year as well as the investment in CTI Europe in a prior year and the goodwill related to Clever Container, a variable interest entity in which CTI is the primary beneficiary. It is the Company’s policy to perform impairment testing for Flexo Universal and Clever Container annually as of December 31, or as circumstances change. An annual impairment review was completed and no impairment was noted for the years ended December 31, 2014 and 2013 (see Note 14). While the Company believes that its estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect these evaluations.

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

Research and Development

The Company conducts product development and research activities which include (i) creative product development and (ii) engineering. During the years ended December 31, 2014 and 2013, research and development activities totaled $633,000 and $838,000, respectively.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expenses amounted to $220,000 and $170,000 for the years ended December 31, 2014 and 2013, respectively.

3. New Accounting Pronouncements

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

In July 2013, the Financial Accounting Standards Board (“FASB”) issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” The new guidance requires that unrecognized tax benefits be presented on a net basis with the deferred tax assets for such carryforwards. This new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2013. We adopted the provisions of this new guidance in 2014. The adoption of this guidance did not have a material effect on our financial condition or results of operation.

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of the input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The following table presents information about the Company’s liabilities measured at fair value on a recurring basis as of December 31, 2014 and 2013, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

	Amount as of
Description	12/31/2014	Level 1	Level 2	Level 3
Warrant Liability	$525,000	-	$525,000	-
	$525,000		$525,000

	Amount as of
Description	12/31/2013	Level 1	Level 2	Level 3
Interest Rate Swap	$60,000	$-	$60,000	$-
Warrant Liability	816,000	-	816,000	-
	$876,000		$876,000

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

On July 1, 2011, we entered into a swap agreement with BMO Capital Markets with respect to $6,780,000 of our loan balances with BMO Harris. This swap agreement limits the Company’s exposure to interest rate fluctuations on the Company’s floating rate loans. The swap agreement had the effect of fixing the interest rate on the loan balances covered by the swap at 4.65% per annum. The swap agreement was not designated as a hedge for accounting purposes and we determined and recorded the fair value of the swap agreement each quarter. This value is recorded on the balance sheet of the Company and the amount of the unrealized gain or loss for each period is recorded as interest income or expense on the statement of operations. The swap agreement expired on September 30, 2014.

Fair Values of Derivative Instruments in the Consolidated Balance Sheets

	Liability Derivatives
As of December 31,	2014		2013
Derivatives not designated as hedging instruments under Statement 133	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest Rate Contracts	Accrued Liabilities	$-	Accrued Liabilities	$60,000

The Effect of Derivative Instruments on the Consolidated Statements of Operations

December 31,	2014		2013
Derivatives not Designated as Hedging Instruments under Statement 133	Location of Gain Recognized in Income on Derivative	Amount of Gain Recognized in Income on Derivative	Location of Gain Recognized in Income on Derivative	Amount of Gain Recognized in Income on Derivative
Interest Rate Contracts	Interest Expense	$ -	Interest Expense	$14,000
Interest on fixed/variable rate variances		$63,000		$82,000

5. Other Comprehensive Loss

The following table sets forth the tax effects of components of other comprehensive loss and the accumulated balance of other comprehensive loss and each component.

Tax Effects Allocated to Each Component of Other Comprehensive Loss

for the years ended December 31, 2014 and 2013

		Tax
	Before-Tax	(Expense)	Net-of-Tax
	Amount	or Benefit	Amount
2014
Foreign currency translation adjustments	$(647,711)	$-	$(647,711)
Other comprehensive loss	$(647,711)	$-	$(647,711)

		Tax
	Before-Tax	(Expense)	Net-of-Tax
	Amount	or Benefit	Amount
2013
Foreign currency translation adjustments	$(81,919)	$-	$(81,919)
Other comprehensive loss	$(81,919)	$-	$(81,919)

Accumulated Other Comprehensive Loss Balances as of December 31, 2014

		Accumulated
	Foreign	Other
	Currency	Comprehensive
	Items	Loss
Beginning balance	$(2,253,501)	$(2,253,501)
Current period change	(647,711)	(647,711)
Ending balance	$(2,901,212)	$(2,901,212)

Accumulated Other Comprehensive Loss Balances as of December 31, 2013

		Accumulated
	Foreign	Other
	Currency	Comprehensive
	Items	Loss
Beginning balance	$(2,171,582)	$(2,171,582)
Current period change	(81,919)	(81,919)
Ending balance	$(2,253,501)	$(2,253,501)

For the years ended December 31, 2014 and 2013, no tax benefit has been recorded on the foreign currency translation adjustments; as such amounts would result in a deferred tax asset and are not expected to reverse in the foreseeable future.

6. Major Customers

For the year ended December 31, 2014, the Company had two customers that accounted for approximately 26.2% and 13.7% of consolidated net sales. For the year ended December 31, 2013, the Company had two customers that accounted for approximately 27.6% and 12.5% of consolidated net sales. At December 31, 2014, the outstanding accounts receivable balances due from these customers were $2,951,000 and $2,422,000, respectively. At December 31, 2013, the outstanding accounts receivable balances due from these customers were $1,523,000 and $2,085,000 respectively.

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

Inventories are comprised of the following:

	December 31, 2014	December 31, 2013
Raw materials	$3,294,030	$3,342,528
Work in Process	1,657,164	1,149,704
Finished Goods	13,448,796	11,673,872
Allowance for excess quantities	(644,690)	(737,691)
Total inventories	$17,755,300	$15,428,413

8.	Notes Payable and Capital Leases

Long term debt consists of:

	Dec. 31, 2014	Dec. 31, 2013
Mezzanine Note Payable BMO Private Equity, balance due January 18, 2018, interest at 11.50% (effective rate of 15.56%)	$5,000,000	$5,000,000
Less: Remaining debt discount to be amortized	(430,000)	(555,000)
Term Loan with Barrington Bank, payable in monthly installments of $11,000 amortized over 7 years, interest at 6.25%, balance due May 2016, which uses balloon production and related equipment as collateral.	426,000	533,000
Mortgage Loan with BMO Harris, payable in monthly installments of $7,778 plus interest at prime (3.25%) plus a premium rate (based on loan covenants) of 0.75% (4.00%) at December 31, 2014 and 2013, (amortized over 25 years), balance due July 18, 2017.	1,898,000	1,979,000
Promissory Note with John J. Blaser and Stephanie M. Blaser (Related Party) due on demand, interest at 4.25%.	10,000	15,000
Equipment Loan with BMO Harris, payable in monthly installments of $22,323 beginning April 2012 plus interest at prime (3.25%) plus a premium rate (based on loan covenants) of 0.75% (4.00%) at December 31, 2014 and 2013, (amortized over 60 months), balance due March 31, 2017.	603,000	871,000
Capital Lease with First American Equipment Finance, payable in monthly installments of $2,890 (amortized over 5 years).	96,000	122,000
Capital Lease with Wells Fargo, payable in monthly installments of $367 (amortized over 5 years).	14,000	18,000
Capital Lease with Wells Fargo, payable in monthly installments of $550 (amortized over 3 years).	15,000	-
Subordinated Notes (Officer) due on demand, interest at 9% (see Notes 9, 12).	4,000	4,000
Subordinated Notes (Officer) due on demand, interest at 8% (see Notes 9, 12).	684,000	632,000
Subordinated Notes (Officer) due on demand, interest at prime (3.25%) plus 2% (5.25%) at December 31, 2014 and 2013 (see Note 9).	548,000	520,000
Notes Payable (Affiliates) due 2015, interest at prime (3.25%) plus 0.25% (3.50%) at December 31, 2014 and 2013 (see Note 12) (Related Party).	29,000	32,000
Promissory Note with Merrick Company due on demand, interest at 4.25% (Related Party).	109,000	94,000
Promissory Note with Schwan Leasing due on demand, interest at 4.25% (Related Party).	70,000	70,000
Notes Payable (Affiliates) due 2021, interest at 11.75% (see Note 12) (Related Party).	85,000	105,000
Total long-term debt	9,161,000	9,440,000
Less current portion	(376,000)	(382,000)
Total Long-term debt, net of current portion	$8,785,000	$9,058,000

On April 29, 2010, the Company entered into a Credit Agreement and associated documents with BMO Harris under which BMO Harris agreed to extend to the Company a credit facility in the aggregate amount of $14,417,000. The facility includes (i) a Revolving Credit providing for maximum advances to the Company, and letters of credit, based upon the level of availability measured by levels of eligible receivables and inventory of the Company of $9,000,000, (ii) an Equipment Loan of up to $2,500,000 providing for loans for the purchase of equipment, (iii) a Mortgage Loan of $2,333,350, and (iv) a Term Loan in the amount of $583,333. The amount the Company can borrow on the Revolving Credit includes 85% of eligible accounts and 60% of eligible inventory up to the maximum amount of the Revolving Credit which was amended to $12,000,000 in July 2012. The Mortgage Loan is amortized over a term of 25 years. The maturity date of the facility was April 30, 2013, which was subsequently extended to July 17, 2017. As of December 31, 2014 the balance outstanding on the Revolving Line of credit with BMO Harris was $11,664,000 and there was $200,000 available to borrow.

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

As of December 31, 2014, the Company was in compliance with these covenants.

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

Also, on July 17, 2012, the Company entered into a Note and Warrant Purchase Agreement with BMO Private Equity (U.S.) pursuant to which (i) BMO Equity advanced to the Company the sum of $5 million and (ii) the Company issued to BMO Equity a detachable warrant to purchase up to Four Percent (4%) of the outstanding shares of common stock of the Company on a fully-diluted basis (140,048 shares of common stock of the Company) at the price of One Cent ($0.01) per share. An initial value of $703,000 was allocated to the detachable warrant. The term of the loan provided for in this Agreement is five and a half years. Interest is payable on the outstanding balance of the loan at the rate of 11.5% per annum.

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

On April 12, 2013, the Company entered into Amendment No. 4 to the Credit Agreement among the Company and BMO Harris Bank N.A. (the “Bank”) (the “Credit Agreement Amendment”) and also entered into Amendment No. 1 to the Note and Warrant Purchase Agreement among the Company and BMO Private Equity (U.S.) (the “NWPA Agreement Amendment”). In the Credit Agreement Amendment, the Bank, and in the NWPA Agreement Amendment, BMO Equity, waives defaults by the Company as of December 31, 2012 and March 31, 2013 with respect to certain financial covenants in the agreement relating to the Senior Leverage Ratio and Total Leverage Ratio. In addition, the levels of these financial covenants for June 30, 2013 and subsequent quarters during the term of the agreements are revised.

On December 23, 2014, the Company entered into Amendment No. 5 to the Credit Agreement among the Company and BMO Harris, and Amendment No. 2 to the Note and Warrant Purchase Agreement among the Company and BMO Equity. In the Amendments, BMO Harris and BMO Equity waived certain anticipated events of default as of December 31, 2014 by the Company with respect the amount of capital expenditures and the change of name of a subsidiary, and both the Credit Agreement and the Note and Warrant Purchase Agreement were amended (i) to exclude from the definition of Senior Funded Debt and Total Funded Debt certain indebtedness of a variable interest entity, (ii) to require Registrant to provide financial reports and variance reports to the Bank within 45 days after the end of each calendar month, (iii) to change the Senior Leverage Ratio and Total Leverage Ratio requirements for fiscal quarters ending December 31, 2014 and for each fiscal quarter thereafter to the maturity of the loans, and (iv) to provide for the engagement by the Company of a financial consultant to provide business financial planning and advisory services to the Company.

The amortization of the debt discount will result in the Company’s recognition of additional interest expense based on the effective interest method over the term of the underlying notes payable. Additional interest expense and accretion of $110,000 and $107,000 was recognized during 2014 and 2013, respectively.

Future minimum principal payments for amounts outstanding under these long-term debt agreements for each of the years ended December 31 are:

2015	$376,000
2016	553,000
2017	1,718,000
2018	5,018,000
2019	14,000
Thereafter	1,482,000
Total	$9,161,000

9.	Subordinated Debt

In February 2003, the Company received $1,630,000 from certain shareholders in exchange for (i) 9% subordinated notes and (ii) five year warrants to purchase 163,000 common shares at $4.87 per share. The proceeds were to (i) re-finance a bank loan for CTI Mexico in the amount of $880,000 and (ii) to provide financing for CTI Mexico and Flexo Universal. The value of the warrants was $460,000 calculated using Black-Scholes option pricing formula. The Company applied the discount against the subordinated debt. The discount was amortized using the effective interest method to interest expense over the term of the debt. These loans are subordinated to the bank debt of the Company. On February 8, 2008 those shareholders exercised these warrants in exchange for a reduction on these notes of $794,000. The remaining balance of $4,000 is due on demand.

In February 2006, the Company received $1,000,000 from certain shareholders in exchange for (i) five year subordinated notes bearing interest at 2% over the prime rate determined on a quarterly basis and (ii) five year warrants to purchase an aggregate of 303,030 shares of common stock of the Company at the price of $3.30 per share. The proceeds were to fund capital improvements and give additional liquidity to the Company. The value of the warrants was $443,000 using the Black-Scholes option pricing formula. The Company applied the discount against the subordinated debt. The discount was amortized using the effective interest method to interest expense over the term of the debt. These loans are subordinated to the bank debt of the Company. On May 28, 2010, these shareholders exercised all of these warrants in exchange for note indebtedness. The remaining balance of $548,000 is due on demand.

At various times from 2003 to 2005, certain shareholders loaned an aggregate of $814,000 to the Company in exchange for notes bearing interest at an annual rate of 8%. These notes are subordinated to the bank loan of the Company. The remaining balance of $684,000 is due on demand.

10.	Income Taxes

The income tax provisions are comprised of the following:

	Dec. 31 2014	Dec. 31 2013
Current:
Federal	$-	$-
State	94,371	43,751
Foreign	578,798	92,643
	$673,169	$136,394

Deferred
Federal	$(550,089)	$(62,192)
State	-	-
Foreign	66,887	195,634
	(483,202)	133,442
Total Income Tax Provision	$189,967	$269,836

The components of the net deferred tax asset at December 31 are as follows:

	2012	2013
Deferred tax assets:
Allowance for doubtful accounts	$69,898	$54,352
Inventory allowances	246,425	283,193
Accrued liabilities	282,055	200,395
Unicap 263A adjustment	157,240	186,611
Net operating loss carryforwards	685,322	690,846
Alternative minimum tax credit carryforwards	398,162	398,162
State investment tax credit carryforward	10,912	76,668
Foreign tax credit carryforward	696,509	615,080
Other foreign tax items	50,747	-
Foreign net operating loss carryforwards	466,053	461,965
Total deferred tax assets	3,063,323	2,967,272
Deferred tax liabilities:
Tax over book basis of capital assets	(1,083,852)	(1,354,409)
Undistributed Earnings from Subsidiaries	(247,385)	(211,274)
Other foreign tax items	-	(152,705)
Net deferred tax assets	$1,732,086	$1,248,884

The Company has net operating loss carryforwards of approximately $2,270,000 expiring in various years through 2025. In addition, the Company has approximately $398,000 of alternative minimum tax credits as of December 31, 2014, which have no expiration date.

Income tax provisions differed from the taxes calculated at the statutory federal tax rate as follows:

	Years Ended December 31,
	2014	2013
Taxes at statutory rate	$183,344	$230,474
State income taxes	27,583	42,502
Nondeductible expenses	59,129	40,565
Foreign taxes and other	(80,089)	(43,705)
Income tax provision	$189,967	$269,836

The Company files tax returns in the U.S., and in the U.K, Germany and Mexico foreign tax jurisdictions and also in various state jurisdictions in the U.S. The tax years 2011 through 2014 remain open to examination. Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. During the twelve months ended December 31, 2014 and 2013, the Company did not recognize expense for interest or penalties, and do not have any amounts accrued at December 31, 2014 and 2013, as the Company does not believe it has taken any uncertain tax positions.

11.	Employee Benefit Plan

The Company has a defined contribution plan for substantially all employees. Profit sharing contributions may be made at the discretion of the Board of Directors. Effective January 1, 2006, the Company amended its defined contribution plan. Under the amended plan, the maximum contribution for the Company is 4% of gross wages. Employer contributions to the plan totaled $98,000 and $90,000 for the years ended December 31, 2014 and 2013, respectively.

12.	Related Party Transactions

Stephen M. Merrick, President of the Company, is of counsel to a law firm from which we received legal services during the year. Mr. Merrick is both a director and a shareholder of the Company. Legal fees paid to this firm were $175,000 and $117,000 for the years ended December 31, 2014 and 2013, respectively.

John H. Schwan, Chief Executive Officer of the Company, was a principal of Shamrock Packaging and affiliated companies during a portion of 2013. The Company made payments for packaging materials from Shamrock of approximately $1,673,000 and $1,942,000 during the years ended December 31, 2014 and 2013, respectively. At December 31, 2014 and 2013, outstanding accounts payable balances were $312,000 and $402,000, respectively.

John H. Schwan, Chief Executive Officer of the Company, is the brother of Gary Schwan, one of the owners of Schwan Incorporated, which provides building maintenance and remodeling services to the Company. The Company made payments to Schwan Incorporated of approximately $22,000 during the year ended December 31, 2014. During the year ended December 31, 2013, there was no payment made to Schwan Incorporated.

During the period from January 2003 to the present, John H. Schwan, Chief Executive Officer of the Company, has made loans to the Company which have outstanding balances, for the Company of $1,236,000 and $1,156,000 as of December 31, 2014 and 2013, respectively. During 2014 and 2013, interest expense to this individual on these outstanding loans was $81,000 and $76,000, respectively (see Notes 10 and 12).

During 2010, Schwan Leasing and Merrick Company, owned by John H. Schwan and Stephen M. Merrick, provided financing for the acquisition and construction of latex balloon production and related equipment (see Note 13).

Other Assets include amounts due to the Company from its employees. As of December 31, 2014 and 2013, the balance outstanding on these amounts was $47,000 and $24,000, respectively.

Items identified as Notes Payable Affiliates in the Company's Consolidated Balance Sheet as of December 31, 2014 and 2013 include loans by shareholders to Flexo Universal totaling $85,000 and $105,000, respectively, as well as a loan to CTI Europe totaling $29,000 and $32,000, respectively.

The transactions described in Note 13.

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

The accounts of VLM and VLUS have been consolidated with the accounts of the Company.

Mr. Schwan and Mr. Merrick are 50% owners of Clever Container, an Illinois limited liability company engaged in the sale and distribution through a network of independent distributors, of household items including containers and organizing products. The Company produces and sells certain container products to Clever Container and also purchases and re-sells products to Clever Container. By reason of the level of ownership of Clever Container by two principal officers and shareholders of the Company and the transactions among the Company and Clever Container, the determination was made to consolidate the results of Clever Container in the consolidated financial statements of the Company commencing as of October 1, 2013 and going forward.

The following sets forth the condensed balance sheet of VLM, VLS and Clever Container for December 31, 2014 and 2013.

	Dec. 31, 2014	Dec. 31, 2013
Current Assets	$790,000	$516,000
Property, plant and equipment, net	557,000	670,000
Other noncurrent assets	879,000	958,000
Total assets	$2,226,000	$2,144,000

Mortgages and other long-term debt payable	$2,142,000	$1,799,000
Total liabilities	$2,142,000	$1,799,000

14.	Goodwill

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

As of December 31, 2014 and 2013, we determined that the fair value of the Company’s interest in goodwill related to Flexo Universal as recorded was not impaired. The carrying amount of goodwill as of December 31, 2014 and 2013 was $989,000.

During 2010, the Company purchased an additional interest of $101,000 in its German subsidiary, CTI Europe, and recorded $44,000 of goodwill in the transaction.  We have determined that the fair value of the Company's interest in the goodwill related to CTI Europe was not impaired as of December 31, 2014 and 2013.

As of October 1, 2013, the Company became the primary beneficiary of a variable interest entity, Clever Container, and as a result consolidated the operations of this entity in its consolidated financial statements, in which goodwill of approximately $440,000 was present.  The Company has determined that the fair value of the goodwill related to Clever Container was not impaired as of December 31, 2014 and 2013.

15.	Commitments

Operating Leases

The Company’s United Kingdom subsidiary maintains a lease for office and warehouse space which expires December 2014 at a cost of $5,000 per month and additional space that expires July 2014 at a cost of $2,000 per month. In September 2012, the Company’s German subsidiary entered into a 3-year lease to rent approximately 3,000 square feet of office and warehouse space in Heusenstamm, Germany at a cost of $2,000 per month. In August 2011, Flexo Universal entered into a 5-year lease to rent 73,000 square feet of warehouse and office space in Guadalajara, Mexico at the cost of $30,000 per month. In September 2012, we entered into a lease agreement, expiring on February 28, 2017 to rent approximately 117,000 square feet of warehouse and office space in Lake Zurich, Illinois at a cost per month as follows:

Lease period	Amount per month
March 1, 2013 – October 31, 2013	$25,000
November 1, 2013 – October 31, 2014	28,000
November 1, 2014 – October 31, 2015	30,000
November 1, 2015 – October 31, 2016	33,000
November 1, 2016 – February 28, 2017	36,000

All of the Company’s lease payments are recognized on a straight-line basis. The net lease expense was $954,000 and $963,000 for the years ended December 31, 2014 and 2013, respectively.

The future aggregate minimum net lease payments under existing agreements as of December 31, are as follows:

2015	$854,000
2016	661,000
2017	72,000
Thereafter	-
Total	$1,587,000

Licenses

The Company has certain merchandising license agreements that require royalty payments based upon the Company’s net sales of the respective products. The agreements call for guaranteed minimum commitments that are determined on a calendar year basis. Future guaranteed commitments due, as computed on a pro rata basis, as of December 31, are as follows:

2015	$400,000
Thereafter	950,000
Total	$1,350,000

16.	Stockholders’ Equity

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

Dividend yield: The estimate for dividend yield is 0.0%, as the Company did not issue dividends during 2014.

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

The Company’s pre-tax income for the fiscal year ended December 31, 2014 and 2013 includes approximately $77,000 and $120,000, respectively, of compensation costs related to share-based payments. As of December 31, 2014, there is $43,000 of unrecognized compensation expense related to non-vested stock option grants. We expect approximately $29,000, $11,000, and $3,000 to be recognized during 2015, 2016, and 2017 respectively.

On April 12, 2001, the Board of Directors approved for adoption, effective December 27, 2001, the 2001 Stock Option Plan (“2001 Plan”). The 2001 Plan authorizes the grant of options to purchase up to an aggregate of 119,050 shares of the Company’s Common Stock. As of December 31, 2014, 139,958 options (including cancelled shares re-issued under the Plan) have been granted and were fully vested at the time of grant; 2,000 remain outstanding. No options were exercised during 2014.

On April 24, 2002, the Board of Directors approved for adoption, effective October 12, 2002, the 2002 Stock Option Plan (“2002 Plan”). The 2002 Plan authorizes the grant of options to purchase up to an aggregate of 142,860 shares of the Company’s Common Stock. As of December 31, 2014, 123,430 options have been granted and were fully vested at the time of grant; 27,500 remain outstanding. No options were exercised during 2014.

On April 10, 2009, the Board of Directors approved for adoption, and on June 5, 2009, the shareholders of the Company approved the 2009 Stock Incentive Plan (“2009 Plan”). The 2009 Plan authorizes the issuance of up to 250,000 shares of stock or options to purchase stock of the Company. As of December 31, 2014, 201,000 options have been granted; 185,000 remain outstanding of which 102,599 are vested and 82,401 are not vested. Of the total outstanding options, 20,000 have vesting schedule A, 21,000 have vesting schedule B, 20,000 have vesting schedule C, 114,000 have vesting schedule D and 10,000 were fully vested on December 31, 2012. Vesting schedules for the 2009 Plan are as follows:

Vesting Schedule A		Vesting Schedule B		Vesting Schedule C		Vesting Schedule D
25%	12 months	33%	24 months	50%	48 months	20%	6 months
50%	24 months	67%	36 months	100%	57 months	40%	18 months
75%	36 months	100%	48 months			60%	30 months
100%	48 months					80%	42 months
						100%	54 months

No options were exercised during the years ended December 31, 2014 and December 31, 2013.

The following is a summary of the activity in the Company’s stock option plans and other options for the years ended December 31, 2014 and 2013, respectively:

	December 31, 2014		December 31, 2013
		Weighted Avg.		Weighted Avg.
	Shares	Exercise Price	Shares	Exercise Price
Exercisable, beginning of period	83,718	$4.67	47,000	$4.03
Vested	56,464	5.76	36,718	5.49
Exercised	-	-	-	-
Cancelled	8,083	5.77	-	-
Exercisable at the end of period	132,099	$5.07	83,718	$4.67

	December 31, 2014		December 31, 2013
		Weighted Avg.		Weighted Avg.
	Shares	Exercise Price	Shares	Exercise Price
Outstanding, beginning of period	228,500	$5.23	218,500	$5.21
Granted	-	-	10,000	5.75
Exercised	-	-	-	-
Cancelled	(14,000)	5.68	-	-
Outstanding at the end of period	214,500	$5.20	228,500	$5.23

At December 31, 2014, available options to grant were 49,000 under the 2009 Plan.

Significant option groups remained outstanding at December 31, 2014 and related weighted average grant date fair value, remaining life and intrinsic value information are as follows:

	Options Outstanding				Options Vested
Options by Grant Date	Shares	Weighted Avg.	Remain. Life	Intrinsic Val	Shares	Weighted Avg.	Remain. Life	Intrinsic Val
Dec 2005	29,500	$2.88	1.0	$25,960	29,500	$2.88	1.0	$25,960
Dec 2010	65,000	6.15	1.0	-	55,000	6.08	1.0	-
Jan 2011	6,000	5.96	1.0	-	3,999	5.96	1.0	-
Nov 2012	104,000	5.17	2.9	-	41,600	5.17	2.9	-
Nov 2013	10,000	5.75	3.9	-	2,000	5.75	3.9	-
TOTAL	214,500	$5.20	2.1	$25,960	132,099	$5.07	1.6	$25,960

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

	December 31, 2014	December 31, 2013	December 31, 2012	July 17, 2012
Weighted average fair value per warrant	$3.76	$5.84	$4.87	$5.03
Risk-free interest rate	2.47%	2.45%	1.18%	0.99%
Expected lives	5.0 yrs.	6.0 yrs.	7.0 yrs.	7.5 yrs.
Expected volatility	44.99%	37.49%	28.18%	36.98%

The following is a summary of the activity of the Company’s warrants for the years ended December 2014 and 2013:

	December 31, 2014		December 31, 2013
		Weighted Avg.		Weighted Avg.
	Shares	Exercise Price	Shares	Exercise Price
Outstanding and exercisable, beginning of period	140,048	$0.01	140,048	$0.01
Granted	-	-	-	-
Exercised	-	-	-	-
Cancelled	-	-	-	-
Outstanding and exercisable at the end of period	140,048	$0.01	140,048	$0.01

The warrants outstanding and exercisable as of December 31, 2014 have a remaining life of 7.5 years and a fair value of $525,000.

17.	Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during each period.

Diluted earnings per share is computed by dividing the net income by the weighted average number of shares of common stock and equivalents (stock options and warrants), unless anti-dilutive, during each period.

For the three and twelve months ended December 31, 2014, 185,000 shares were anti-dilutive (not included in the determination of earnings on a diluted basis), all of which were represented by options. For the three and twelve months ended December 31, 2013, 84,783 shares were anti-dilutive, all of which were represented by options.

Consolidated Earnings per Share

	Year Ended December 31,
	2014	2013
Basic
Average shares outstanding:
Weighted average number of shares outstanding during the period	3,288,332	3,248,646

Earnings:
Net income attributable to CTI Industries Corporation	$514,318	$375,509

Amount for per share Computation	$514,318	$375,509

Net earnings applicable to Common Shares	$0.16	$0.12

Diluted
Average shares outstanding:	3,288,332	3,248,646
Weighted averages shares Outstanding Common stock equivalents (options, warrants)	151,095	156,158

Weighted average number of shares outstanding during the period	3,439,427	3,404,804

Earnings:
Net income attributable to CTI Industries Corporation	$514,318	$375,509

Amount for per share computation	$514,318	$375,509

Net income applicable to Common Shares	$0.15	$0.11

18.	Geographic Segment Data

The Company’s operations consist of a business segment which designs, manufactures, and distributes film products. Transfers between geographic areas were primarily at cost plus a standard markup. The Company’s subsidiaries have assets consisting primarily of trade accounts receivable, inventory and machinery and equipment. Sales and selected financial information by geographic area for the years ended December 31, 2014 and 2013, respectively, are:

	United States	United Kingdom (UK)	Europe (Excluding UK)	Mexico	Consolidated
Year ended 12/31/14
Sales to outside customers	$42,896,000	$2,497,000	$1,592,000	$10,843,000	$57,828,000
Total Assets	$33,026,000	$1,048,000	$1,457,000	$7,516,000	$43,047,000

	United States	United Kingdom (UK)	Europe (Excluding UK)	Mexico	Consolidated
Year ended 12/31/13
Sales to outside customers	$41,956,000	$2,032,000	$1,001,000	$11,070,000	$56,059,000
Total Assets	$28,758,000	$1,025,000	$1,145,000	$8,144,000	$39,072,000

19.	Contingencies

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

Schedule II – Valuation and Qualifying Accounts:

The following is a summary of the allowance for doubtful accounts related to accounts receivable for the years ended December 31:

	2014	2013
Balance at beginning of year	$217,000	$99,000
Charged to expenses	67,000	138,000
Uncollectible accounts written off	(54,000)	(20,000)
Balance at end of year	$230,000	$217,000

The following is a summary of the allowance for excess inventory for the years ended December 31:

	2014	2013
Balance at beginning of year	$738,000	$636,000
Charged to expenses	(92,000)	101,000
Obsolete inventory written off	(1,000)	1,000
Balance at end of year	$645,000	$738,000

The following is a summary of property and equipment and the related accounts of accumulated depreciation for the years ended December 31:

	2014	2013
Cost Basis
Balance at beginning of year	$38,400,335	$36,571,114
Additions	817,636	1,829,221
Disposals	(399,960)	-
Balance at end of year	$38,818,011	$38,400,335

Accumulated depreciation
Balance at beginning of year	$29,718,564	$27,872,044
Depreciation	1,743,880	1,847,520
Disposals	(399,960)	-
Balance at end of year	$31,062,484	$29,718,564

