Form 10-Q
period 2015-03-31
CTI INDUSTRIES CORP
filed 2015-05-14
CIK 1042187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

The number of shares outstanding of the Registrant’s common stock as of May 1, 2015 was 3,301,116.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

CTI Industries Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31, 2015	December 31, 2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents (VIE $36,000 and $14,000, respectively)	$210,915	$150,332
Accounts receivable, (less allowance for doubtful accounts of $236,000 and $230,000, respectively) (VIE $16,000 and $9,000, respectively)	10,856,049	11,286,797
Inventories, net (VIE $738,000 and $699,000, respectively)	17,988,105	17,755,300
Net deferred income tax asset	736,393	718,694
Prepaid expenses (VIE $22,000 and $22,000, respectively)	1,339,617	1,983,915
Other current assets (VIE $44,000 and $46,000, respectively)	644,597	578,888

Total current assets	31,775,676	32,473,926

Property, plant and equipment:
Machinery and equipment (VIE $620,000 and $640,000, respectively)	26,710,617	26,739,353
Building	3,360,017	3,360,017
Office furniture and equipment (VIE $46,000 and $46,000, respectively)	3,469,850	3,473,009
Intellectual property	482,088	482,088
Land	250,000	250,000
Leasehold improvements	633,978	640,166
Fixtures and equipment at customer locations	3,160,191	3,013,747
Projects under construction	697,839	859,631
	38,764,580	38,818,011
Less : accumulated depreciation and amortization (VIE $136,000 and $129,000, respectively)	(31,450,333)	(31,062,484)

Total property, plant and equipment, net	7,314,247	7,755,527

Other assets:
Deferred financing costs, net	143,793	157,061
Goodwill (VIE $440,000 and $440,000, respectively)	1,473,176	1,473,176
Net deferred income tax asset	974,101	1,013,392
Other assets (due from related party $44,000 and $47,000, respectively)	167,572	173,828

Total other assets	2,758,642	2,817,457

TOTAL ASSETS	$41,848,565	$43,046,910

LIABILITIES AND EQUITY
Current liabilities:
Checks written in excess of bank balance (VIE $6,000and $0, respectively)	$1,092,915	$1,432,212
Trade payables (VIE $136,000 and $74,000, respectively)	4,766,197	4,468,859
Line of credit (VIE $492,000 and $494,000, respectively)	11,202,327	12,158,300
Notes payable - current portion (net discount of $152,000 and $146,000, repectively) (VIE $116,000 and $114,000, respectively)	324,912	328,942
Notes payable affiliates - current portion	9,019	9,034
Capital Lease - current portion	39,231	38,595
Accrued liabilities (VIE $74,000 and $60,000, respectively)	2,375,095	2,493,435

Total current liabilities	19,809,696	20,929,377

Long-term liabilities:
Notes payable - affiliates	279,441	284,547
Notes payable, net of current portion (net discount of $243,000 and $284,000, repectively) (VIE $292,000 and $322,000, respectively)	7,097,694	7,177,406
Notes payable - officers, subordinated	1,257,573	1,236,476
Capital Lease	76,505	86,555

Total long-term debt, net of current portion	8,711,213	8,784,984

Warrants Payable	565,794	525,180

Total long-term liabilities	9,277,007	9,310,164

Equity:
CTI Industries Corporation stockholders' equity:
Preferred Stock — no par value 2,000,000 shares authorized 0 shares issued and outstanding	-	-
Common stock - no par value, 5,000,000 shares authorized, 3,376,743 shares issued and 3,301,116 shares outstanding	13,775,994	13,775,994
Paid-in-capital	1,552,571	1,542,718
Accumulated earnings	727,034	623,455
Accumulated other comprehensive loss	(3,285,354)	(2,901,212)
Less: Treasury stock, 75,627 shares	(160,784)	(160,784)

Total CTI Industries Corporation stockholders' equity	12,609,461	12,880,171

Noncontrolling interest	152,401	(72,802)

Total Equity	12,761,862	12,807,369

TOTAL LIABILITIES AND EQUITY	$41,848,565	$43,046,910

See accompanying notes to condensed consolidated unaudited financial statements

CTI Industries Corporation and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	For the Three Months Ended March 31,
	2015	2014

Net Sales	$14,975,329	$14,920,330

Cost of Sales	10,986,933	11,422,921

Gross profit	3,988,396	3,497,409

Operating expenses:
General and administrative	1,687,528	1,907,709
Selling	735,408	761,876
Advertising and marketing	646,251	501,874

Total operating expenses	3,069,187	3,171,459

Income from operations	919,209	325,950

Other (expense) income:
Interest expense	(408,889)	(307,023)
Interest income	5,535	5,536
Foreign currency loss	(4,012)	(5,179)

Total other expense, net	(407,366)	(306,666)

Net income before taxes	511,843	19,284

Income tax expense (benefit)	173,062	(2,177)

Net income	338,781	21,461

Less: Net income (loss) attributable to noncontrolling interest	54,166	(23,962)

Net income attributable to CTI Industries Corporation	$284,615	$45,423

Other Comprehensive Loss
Foreign currency adjustment	(384,142)	(188,092)
Comprehensive loss	$(99,527)	$(142,669)

Basic income per common share	$0.09	$0.01

Diluted income per common share	$0.08	$0.01

Weighted average number of shares and equivalent shares of common stock outstanding:
Basic	3,301,116	3,249,268

Diluted	3,448,689	3,413,800

See accompanying notes to condensed consolidated unaudited financial statements

CTI Industries Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended March 31,
	2015	2014

Cash flows from operating activities:
Net income	$338,781	$21,461
Adjustment to reconcile net income to cash provided by operating activities:
Depreciation and amortization	471,371	542,573
Amortization of debt discount	34,515	29,570
Change in value of swap agreement	-	(19,132)
Stock based compensation	9,853	22,695
Provision for losses on accounts receivable	7,158	35,480
Provision for losses on inventories	86,413	24,160
Deferred income taxes	20,307	(134,870)
Change in assets and liabilities:
Accounts receivable	279,235	(375,098)
Inventories	(516,476)	(432,763)
Prepaid expenses and other assets	553,590	411,858
Trade payables	382,607	2,077,911
Accrued liabilities	(81,161)	(180,272)

Net cash provided by operating activities	1,586,193	2,023,573

Cash used in investing activities - purchases of property, plant and equipment	(88,628)	(304,096)

Cash flows from financing activities:
Change in checks written in excess of bank balance	(338,802)	(271,986)
Net change in revolving line of credit	(955,973)	(1,887,980)
Proceeds from issuance of long-term debt	4,238	34,664
Repayment of long-term debt (related parties $2,000 and $12,000)	(131,326)	(123,427)
Dividends paid	(10,000)	(14,299)
Proceeds from issuance of stock, net	-	300,000

Net cash used in financing activities	(1,431,863)	(1,963,028)

Effect of exchange rate changes on cash	(5,119)	4,536

Net decrease in cash and cash equivalents	60,583	(239,015)

Cash and cash equivalents at beginning of period	150,332	666,616

Cash and cash equivalents at end of period	$210,915	$427,601

Supplemental disclosure of cash flow information:
Cash payments for interest	$315,628	$314,724

Cash payments for taxes	$-	$55,466

Supplemental Disclosure of non-cash investing and financing activity Property, Plant & Equipment acquisitions funded by liabilities	$44,617	$135,498

See accompanying notes to condensed consolidated unaudited financial statements

CTI Industries Corporation and Subsidiaries

Condensed Consolidated Earnings per Share (unaudited)

	For the Three Months Ended March 31,
	2015	2014
Basic
Average shares outstanding:
Weighted average number of common shares outstanding	3,301,116	3,249,268

Net income:
Net income attributable to CTI Industries Corporation	$284,615	$45,423

Per share amount	$0.09	$0.01

Diluted
Average shares outstanding:
Weighted average number of common shares outstanding	3,301,116	3,249,268

Effect of dilutive shares	147,573	164,532

Weighted average number of shares and equivalent shares of common stock outstanding	3,448,689	3,413,800

Net income:
Net income attributable to CTI Industries Corporation	$284,615	$45,423

Per share amount	$0.08	$0.01

See accompanying notes to condensed consolidated unaudited financial statements

CTI Industries Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 - Basis of Presentation

The accompanying condensed (a) consolidated balance sheet as of December 31, 2014, which has been derived from audited consolidated financial statements, and (b) the unaudited interim condensed consolidated financial statements have been prepared and, in the opinion of management, contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the consolidated financial position and the consolidated statements of comprehensive income and consolidated cash flows for the periods presented in conformity with generally accepted accounting principles for interim consolidated financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2015. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2014.

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

As of March 31, 2015 and 2014, shares to be issued upon the exercise of options and warrants aggregated 354,048 and 368,548, respectively. The number of anti-dilutive shares (not included in the determination of earnings on a diluted basis) for the three months ended March 31, 2015 and 2014, were 185,000 and 90,000, respectively, all of which were represented by options.

Significant Accounting Policies:

The Company’s significant accounting policies are summarized in Note 2 of the Company’s consolidated financial statements for the year ended December 31, 2014. There were no significant changes to these accounting policies during the three months ended March 31, 2015.

Recent Accounting Pronouncements:

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

In May 2014, the Financial Accounting Standards Board (FASB) issued guidance on the recognition of revenue from contracts with customers. Revenue recognition will depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application. The guidance is effective January 1, 2018 and early adoption is not permitted. The company is currently evaluating the impact of the new guidance and the method of adoption in the consolidated financial results.

Note 2 - Stock-Based Compensation; Changes in Equity

The Company has adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718 which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the condensed consolidated financial statements based on their grant-date fair values.

The Company has applied the Black-Scholes model to value stock-based awards and issued warrants related to notes payable. That model incorporates various assumptions in the valuation of stock-based awards relating to the risk-free rate of interest to be applied, the estimated dividend yield and expected volatility of our common stock. The risk-free rate of interest is the related U.S. Treasury yield curve for periods within the expected term of the option at the time of grant. The dividend yield on our common stock is estimated to be 0%, as the Company did not issue dividends during 2015 and 2014. The expected volatility is based on historical volatility of the Company’s common stock.

The Company’s net income for the three months ended March 31, 2015 and 2014 includes approximately $10,000 and $23,000, respectively of compensation costs related to share based payments. As of March 31, 2015 there is $34,000 of unrecognized compensation expense related to non-vested stock option grants and stock grants. We expect approximately $20,000 of additional stock-based compensation expense to be recognized over the remainder of 2015, $11,000 to be recognized during 2016, and $3,000 to be recognized during 2017.

As of March 31, 2015, the Company had three stock-based compensation plans pursuant to which stock options were, or may be, granted. The Plans provide for the award of options, which may either be incentive stock options (“ISOs”) within the meaning of Section 422A of the Internal Revenue Code of 1986, as amended (the “Code”) or non-qualified options (“NQOs”) which are not subject to special tax treatment under the Code, as well as for stock grants.

On April 12, 2001, the Board of Directors approved for adoption, effective December 27, 2001, the 2001 Stock Option Plan (“2001 Plan”). The 2001 Plan authorizes the grant of options to purchase up to an aggregate of 119,050, shares of the Company’s Common Stock. As of March 31, 2015, options for 139,958 shares (including cancelled shares re-issued under the Plan) have been granted and were fully vested at the time of grant and options for 2,000 shares remain outstanding.

On April 24, 2002, the Board of Directors approved for adoption, effective October 12, 2002, the 2002 Stock Option Plan (“2002 Plan”). The 2002 Plan authorizes the grant of options to purchase up to an aggregate of 142,860 shares of the Company’s Common Stock. As of March 31, 2015, options for 123,430 shares have been granted and were fully vested at the time of grant and options for 27,500 shares remain outstanding.

On April 10, 2009, the Board of Directors approved for adoption, and on June 5, 2009, the shareholders of the Corporation approved, a 2009 Stock Incentive Plan (“2009 Plan”). The 2009 Plan authorizes the issuance of up to 250,000 shares of stock or options to purchase stock of the Company. As of March 31, 2015, options for 201,000 shares had been granted and options for 184,500 shares remain outstanding.

A summary of the Company’s stock option activity and related information is as follows:

	Shares under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance at December 31, 2014	214,500	$5.20	2.1	$25,960
Granted	-	-
Cancelled	(500)	$5.97
Exercised	-	-
Outstanding at March 31, 2015	214,000	$5.20	1.8	$34,515

Exercisable at March 31, 2015	133,600	$5.08	1.4	$34,515

On July 17, 2012, the Company entered into a Note and Warrant Purchase Agreement with BMO Equity pursuant to which (i) BMO Private Equity (U.S.), Inc. (“BMO Equity”) advanced to the Company the sum of $5 million and (ii) the Company issued to BMO Equity a warrant to purchase up to Four Percent (4%) of the outstanding shares of common stock of the Company on a fully-diluted basis (140,048 shares of common stock of the Company) at the price of One Cent ($0.01) per share. The term of the loan provided for in this Agreement is five and a half years. Interest is payable on the outstanding balance of the loan at the rate of 11.5% per annum.

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

On December 23, 2014, the Company entered into Amendment No. 5 to the Credit Agreement among the Company and BMO Harris Bank N.A. (“BMO Harris”), and Amendment No. 2 to the Note and Warrant Purchase Agreement among the Company and BMO Equity. In the Amendments, BMO Harris and BMO Equity waived certain anticipated events of default as of December 31, 2014 by the Company with respect the amount of capital expenditures and the change of name of the subsidiary CTI Helium Inc., and both the Credit Agreement and the Note and Warrant Purchase Agreement were amended (i) to exclude from the definition of Senior Funded Debt and Total Funded Debt certain indebtedness of a variable interest entity, (ii) to require the Company to provide financial reports and variance reports to the Bank within 45 days after the end of each calendar month, (iii) to change the Senior Leverage Ratio and Total Leverage Ratio requirements for fiscal quarters ending December 31, 2014 and for each fiscal quarter thereafter to the maturity of the loans, and (iv) to provide for the engagement by the Company of a financial consultant to provide business financial planning and advisory services to the Company.

As of March 31, 2015, the Company was in compliance with the financial covenants provided in the Credit Agreement and in the Note and Warrant Purchase Agreement, as amended.

A summary of the Company’s stock warrant activity and related information is as follows:

	Shares under Warrant	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance at December 31, 2014	140,048	$0.01	7.5	$525,180
Granted
Cancelled	-	-
Exercised	-	-
Outstanding at March 31, 2015	140,048	$0.01	7.25	$565,794

Exercisable at March 31, 2015	-	-	-	-

A summary of the Company’s stock option activity by grant date as of March 31, 2015 is as follows:

	Options Outstanding				Options Vested
Options by Grant Date	Shares	Weighted Avg.	Remain. Life	Intrinsic Val	Shares	Weighted Avg.	Remain. Life	Intrinsic Val
Dec 2005	29,500	$2.88	0.8	$34,515	29,500	$2.88	0.8	$34,515
Dec 2010	64,500	6.16	0.8	-	54,500	6.08	0.8	-
Jan 2011	6,000	5.96	0.8	-	6,000	5.96	0.8	-
Nov 2012	104,000	5.17	2.7	-	41,600	5.17	2.7	-
Nov 2013	10,000	5.75	3.6	-	2,000	5.75	3.6	-
TOTAL	214,000	$5.20	1.8	$34,515	133,600	$5.08	1.4	$34,515

The aggregate intrinsic value in the tables above represents the total pre-tax intrinsic value (the difference between the closing price of the Company’s common stock on the last trading day of the quarter ended March 31, 2015 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all the holders exercised their options on March 31, 2015.

As of March 31, 2015, there was $834,000 available to advance under the Company’s revolving line of credit.

Note 3 - Legal Proceedings

The Company is party to certain claims or actions arising in the normal course of business. The ultimate outcome of these matters is unknown but, in the opinion of management, the resolution of these matters is not expected to have a significant effect on the future financial position or results of operations of the Company.

Note 4 - Other Comprehensive Loss

In the three months ended March 31, 2015 the company had a comprehensive loss of $384,000, all from foreign currency translation adjustments.

The following table sets forth the accumulated balance of other comprehensive loss and each component.

	Foreign Currency Items	Total Accumulated Other Comprehensive Loss

Beginning balance as of January 1, 2015	$(2,901,212)	$(2,901,212)

Current period change, net of tax	(384,142)	(384,142)

Ending Balance as of March 31, 2015	$(3,285,354)	$(3,285,354)

Note 5 - Inventories, Net

	March 31, 2015	December 31, 2014
Raw materials	$3,218,504	$3,294,030
Work in process	1,805,568	1,657,164
Finished goods	13,694,490	13,448,796
Allowance for excess quantities	(730,457)	(644,690)
Total inventories	$17,988,105	$17,755,300

Note 6 - Geographic Segment Data

The Company has determined that it operates primarily in one business segment which designs, manufactures and distributes film and film related products for use in packaging, storage and novelty balloon products. The Company operates in foreign and domestic regions. Information about the Company's operations by geographic areas is as follows:

	Net Sales to Outside Customers
	For the Three Months Ended		Total Assets at
	March 31,		March 31,	December 31,
	2015	2014	2015	2014

United States	$11,717,000	$10,770,000	$31,831,000	$33,026,000
Europe	436,000	394,000	1,425,000	1,457,000
Mexico	2,173,000	2,830,000	7,477,000	7,516,000
United Kingdom	649,000	926,000	1,249,000	1,048,000

	$14,975,000	$14,920,000	$41,982,000	$43,047,000

Note 7 - Concentration of Credit Risk

Concentration of credit risk with respect to trade accounts receivable is generally limited due to the large number of entities comprising the Company's customer base. The Company performs ongoing credit evaluations and provides an allowance for potential credit losses against the portion of accounts receivable which is estimated to be uncollectible. Such losses have historically been within management's expectations. During the three months ended March 31, 2015 and 2014, there were two customers whose purchases represented more than 10% of the Company’s consolidated net sales, respectively. Sales to these customers for the three months ended March 31, 2015 and 2014 are as follows:

	Three Months Ended		Three Months Ended
	March 31, 2015		March 31, 2014
Customer	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Customer A	$4,364,000	29.1%	$4,227,000	28.3%
Customer B	$1,851,000	12.4%	$1,784,000	12.0%

As of March 31, 2015, the total amounts owed to the Company by these customers were approximately $3,036,000 or 28.0%, and $1,769,000 or 16.3%, of the Company’s consolidated net accounts receivable, respectively. The amounts owed at March 31, 2014 by these customers were approximately $3,318,000 or 35.9%, and $1,655,000 or 17.9% of the Company’s consolidated net accounts receivable, respectively.

Note 8 - Related Party Transactions

Stephen M. Merrick, President of the Company, is of counsel to the law firm of Vanasco Genelly and Miller PC which provides legal services to the Company. Legal fees paid by the Company to this firm for the three months ended March 31, 2015 and 2014, respectively, were $38,000 and $25,000.

Interest payments have been made or accrued to John H. Schwan for loans made to the Company. During the three months ended March 31, 2015 and 2014 these interest payments totaled $21,000 and $20,000, respectively.

On July 1, 2011, Flexo Universal, S.A. de C.V. (“Flexo”) entered into a lease agreement with Venture Leasing S.A. de R.L. (“Venture Leasing Mexico”) for the lease of balloon production equipment financed and owned by Venture Leasing Mexico and used by Flexo for the production of latex balloons. Venture Leasing Mexico is wholly owned by entities owned by John H. Schwan, Chief Executive Officer of the Company and Stephen M. Merrick, President of the Company. Venture Leasing Mexico and Venture Leasing L.L.C., also owned by entities owned by Mr. Schwan and Mr. Merrick, are deemed variable interest entities and are consolidated with the accounts of the Company. During the three months ended March 31, 2015, Flexo made lease payments to Venture Leasing Mexico totaling $36,000. During the three months ended March 31, 2014, Flexo made lease payments to Venture Leasing Mexico totaling $36,000.

John H. Schwan, Chief Executive Officer of the Company, through an investment entity, and Stephen M. Merrick, President of the Company, also through an investment entity own, in aggregate, a 50% interest in Clever Container Company L.L.C., an Illinois limited liability company. During the three months ended March 31, 2015 and 2014, Clever Container purchased various products from the Company in the amount of $7,000 and $100,000, respectively. As of March 31, 2015 and 2014, the balance of accounts receivable from Clever Container to the Company were $333,000 and $0, respectively.

Note 9 - Derivative Instruments; Fair Value

The following tables represents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

	Amount as of
Description	3/31/2015	Level 1	Level 2	Level 3

Warrant Liability	566,000	-	566,000

	$566,000	$-	$566,000	$-

	Amount as of
Description	12/31/2014	Level 1	Level 2	Level 3

Warrant Liability	525,000	-	525,000	-

	$525,000		$525,000

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

The Effect of Derivative Instruments on the Statement of Financial Performance

	For the three months ended
	March 31, 2015		March 31, 2014
Derivatives not Designated as Hedging Instruments under Statement 133	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
Interest Rate Contracts	Interest Expense	$-	Interest Expense	$1,000
Interest on fixed/variable rate variances		$-		$21,000

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

Results of Operations

Net Sales. For the three months ended March 31, 2015, net sales were $14,975,000 compared to net sales of $14,920,000 for the same period of 2014, an increase of 0.4%. For the quarters ended March 31, 2015 and 2014, net sales by product category were as follows:

	Three Months Ended
	March 31, 2015		March 31, 2014
	$	% of	$	% of
Product Category	(000) Omitted	Net Sales	(000) Omitted	Net Sales

Foil Balloons	7,094	47%	7,273	49%

Latex Balloons	2,320	16%	2,876	19%

Vacuum Sealing Products	2,810	19%	2,781	19%

Film Products	783	5%	851	6%

Other Sales	1,968	13%	1,139	7%

Total	14,975	100%	14,920	100%

Foil Balloons. During the three months ended March 31, 2015 revenues from the sale of foil balloons decreased by 2.5% compared to the prior year period from $7,273,000 to $7,094,000. During the three months ended March 31, 2015, foil balloon sales to our largest customer increased to $4,276,000 from $4,125,000 in the three months ended 2014. Sales of foil balloons to other customers decreased to $2,818,000 from $3,148,000 for the same period last year. These included sales to various customers in the United States, Mexico, the United Kingdom and Europe. The decrease in sales to other customers is attributable to various customers in the United Kingdom and the United States.

Latex Balloons. During the three months ended March 31, 2015 revenues from the sale of latex balloons decreased by 19.3% compared to the prior year period from $2,876,000 to $2,320,000. The difference reflects (i) a single large sale in the first quarter of 2014 in excess of $465,000 and (ii) the lower Dollar value of Peso denominated sales by our Mexico subsidiary, Flexo Universal, for 2015 compared to 2014 due to the decline in the value of the Peso.

Vacuum Sealing Products. During the three months ended March 31, 2015 revenues from the sale of pouches and vacuum sealing machines increased by 1.0% compared to the prior year from $2,781,000 to $2,810,000. Our sales in this product line in 2015 and 2014 have been in two product categories: (i) zippered pouches and (ii) vacuum sealing systems incorporating vacuum sealing machines and associated pouches and rolls of film. For the three months ended 2015 and 2014, sales of pouch products (and vacuum sealing machines) in these categories have been as follows:

	Three Months Ended March 31,
	2015	2014

Zippered Pouches	$680,000	$806,000

Vacuum Sealing Systems	2,130,000	1,975,000

Total	$2,810,000	$2,781,000

Zippered Pouches. Most of our sales of zippered pouches have been of branded products to a principal customer, although we have had limited sales of our ZipVac® pouch line as well. Sales of the zippered pouch products declined during the three months ended March 31, 2015 from $806,000 in the first three months of 2014 to $680,000 during the same period in 2015.

Vacuum Sealing Systems. Since 2012, we have offered a line of vacuum sealing systems which include vacuum sealing machines and associated pouches and rolls of film.

In December 2011, we entered into a Trademark License Agreement with S. C. Johnson & Son, Inc. pursuant to which we received a license to market and sell vacuum sealing machines as well as pouches and rolls of film for use with those machines, under the Ziploc brand name. In the first quarter 2012, we introduced and began to market and sell that branded line of vacuum sealing machines and associated open-top bags and rolls. Since that time, we have offered our branded vacuum sealing system lines of product principally to chain stores in the United States, including several major chains.

Our sales of our branded vacuum sealing systems increased from $1,975,000 during the three months ended March 31, 2014 to $2,130,000 during the same period this year, principally as the result of sales to several retail chain stores.

Films. During the three months ended March 31, 2015 revenues from the sale of laminated film products decreased by 8% compared to the prior year period from $851,000 to $783,000. The decrease is attributable to a decrease in sales to a principal customer. All of the sales of laminated film products during the three months ended March 31, 2015 were to one principal customer.

Other Revenues. During the three months ended March 31, 2015, we had revenues from the sale of various other products totaling $1,968,000 compared to revenues from other products in the same period during 2014 of $1,139,000. The revenues from the sale of other products during 2015 include (i) sales of home container products by a variable interest entity which we now consolidate with our financial results in the amount of $718,000, (ii) $1,028,000 in sales of a line of “Candy Blossoms” and “Candy Loons” consisting of candy and small inflated balloons sold in small containers, and (iii) the sale of accessories and supply items related to balloon products.

Sales to a limited number of customers continue to represent a large percentage of our net sales. The table below illustrates the impact on sales of our top three and ten customers for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31,
	% of Sales
	2015	2014

Top 3 Customers	46.7%	45.9%

Top 10 Customers	65.5%	64.3%

During the three months ended March 31, 2015, there were two customers whose purchases represented more than 10% of the Company’s consolidated net sales. Sales to these customers for the three months ended March 31, 2015 were $4,364,000 or 29.1%, and $1,851,000 or 12.4%, of consolidated net sales, respectively. Sales to these customers for the three months ended March 31, 2014, were $4,227,000 or 28.3%, and $1,784,000 or 12.0% of consolidated net sales, respectively. The amount owed at March 31, 2015 by these customers were $3,036,000 or 28.0%, and $1,769,000 or 16.3%, of the Company’s consolidated net accounts receivable, respectively. As of March 31, 2014, the total amounts owed to the Company by these customers were $3,318,000 or 35.9%, and $1,655,000 or 17.9%, of the Company’s consolidated net accounts receivable, respectively.

Cost of Sales. During the three months ended March 31, 2015, the cost of sales represented 73.4% of net sales compared to 76.6% for the three months ended March 31, 2014. The improvement in gross margins is attributable principally to an increase in the gross margins at our Mexico subsidiary and higher margins achieved on the sales of home container products and Candyloons. The improvement in gross margins at our Mexico subsidiary is attributable principally to (i) a decline in the price of natural latex, (ii) an increase in sales of higher margin products, and (iii) improvement in manufacturing efficiencies.

General and Administrative. During the three months ended March 31, 2015, general and administrative expenses were $1,688,000 or 11.3% of net sales, compared to $1,908,000 or 12.8% of net sales for the same period in 2014. The decrease in general and administrative expenses is attributable principally to (i) a decrease in administrative expenses of $148,000 of a variable interest entity consolidated with our financial statements and (ii) a decrease in administrative expenses of $72,000 at our subsidiary in Mexico, Flexo Universal.

Selling. During the three months ended March 31, 2015, selling expenses were $735,000 or 4.9% of net sales, compared to $762,000 or 5.1% of net sales for the same period in 2014.

Advertising and Marketing. During the three months ended March 31, 2015, advertising and marketing expenses were $646,000 or 4.3% of net sales for the period, compared to $502,000 or 3.4% of net sales for the same period of 2014. The increase in advertising and marketing expense is attributable to deductions for credit charges of $99,000 related to consumer returns of vacuum sealing system products.

Other Income (Expense). During the three months ended March 31, 2015, the Company incurred net interest expense of $403,000, compared to net interest expense during the same period of 2014 in the amount of $301,000. This interest expense includes (i) interest paid on the BMO Equity Note, (ii) a charge for the amount of the debt discount attributable to the warrants used in the transaction and (iii) a variable charge relating to the change in value of the warrants by reason of change in market price of our common stock.

For the three months ended March 31, 2015, the Company had a foreign currency transaction loss of $4,000 compared to a foreign currency transaction loss of $5,000 during the same period of 2014.

Income Taxes. For the three months ended March 31, 2015, the Company reported a consolidated income tax expense of $173,000, compared to a consolidated income tax benefit of $2,000 for the same period of 2014. For the three months ended March 31, 2015, this income tax expense was composed of an income tax expense in the United States, income tax expense in Mexico of Flexo Universal, our Mexican subsidiary, an income tax benefit in the United Kingdom of CTI Balloons Limited, our United Kingdom subsidiary and income tax expense in Europe of CTI Europe gmbH, our Germany subsidiary.

Net Income. For the three months ended March 31, 2015, the Company had net income of $285,000 or $0.09 per share basic and $0.08 per share diluted, compared to net income of $45,000 for the same period of 2014 or $0.01 per share (basic and diluted). For the three months ended March 31, 2015, the Company had income from operations of $919,000 compared to income from operations during the same period in 2014 of $326,000.

Financial Condition, Liquidity and Capital Resources

Cash Flow Items.

Operating Activities. During the three months ended March 31, 2015, net cash provided by operations was $1,586,000, compared to net cash provided by operations during the three months ended March 31, 2014 of $2,024,000.

Significant changes in working capital items during the three months ended March 31, 2015 consisted of (i) a decrease in accounts receivable of $279,000, (ii) an increase in inventories of $516,000, (iii) depreciation and amortization in the amount of $471,000, (iv) an increase in trade payables of $383,000, and (v) a decrease in prepaid expenses and other assets of $554,000.

Investing Activity. During the three months ended March 31, 2015, cash used in investing activity was $89,000, compared to $304,000 in the same period of 2014. Substantially all of this expense is related to equipment acquisitions and capitalized maintenance, leasehold improvements, tooling and related expense.

Financing Activities. During the three months ended March 31, 2015, cash used in financing activities was $1,432,000 compared to cash used in financing activities for the same period of 2014 in the amount of $1,963,000. During the three months ended March 31, 2015, financing activities included payment of $131,000 on long-term debt obligations and an increase in the amount outstanding under our revolving line of credit of $956,000.

Liquidity and Capital Resources. At March 31, 2015, the Company had cash balances of $211,000 compared to cash balances of $428,000 for the same period in 2014 and there was $834,000 available to advance under the Company’s revolving line of credit.

At March 31, 2015, the Company had a working capital balance of $11,966,000 compared to a working capital balance of $11,545,000 at December 31, 2014.

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

The Credit Agreement, as amended, provides that the outstanding balance of all loans under the agreement will bear interest with reference to a base rate or, at the option of the Company, with reference to an adjusted LIBOR. At March 31, 2015, the effective rate on the outstanding loan balances was 4.0%.

As of March 31, 2015, the outstanding balances on the loans with BMO Harris were: (i) revolving line of credit, $10,710,000, (ii) mortgage loan, $1,874,000, and (iii) equipment loan, $536,000.

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

On December 23, 2014, the Company entered into Amendment No. 5 to the Credit Agreement among the Company and BMO Harris, and Amendment No. 2 to the Note and Warrant Purchase Agreement among the Company and BMO Equity. In the Amendments, BMO Harris and BMO Equity waived certain anticipated events of default as of December 31, 2014 by the Company with respect the amount of capital expenditures and the change of name of a subsidiary, and both the Credit Agreement and the Note and Warrant Purchase Agreement were amended (i) to exclude from the definition of Senior Funded Debt and Total Funded Debt certain indebtedness of a variable interest entity, (ii) to require the Company to provide financial reports and variance reports to the Bank within 45 days after the end of each calendar month, (iii) to change the Senior Leverage Ratio and Total Leverage Ratio requirements for fiscal quarters ending December 31, 2014 and for each fiscal quarter thereafter to the maturity of the loans, and (iv) to provide for the engagement by the Company of a financial consultant to provide business financial planning and advisory services to the Company.

Management believes that the funds available under the Credit Agreement, as amended, as well as internally generated funds will be sufficient for the Company to meet its working capital needs for at least the next 12 months.

As of March 31, 2015, the Company was in compliance with all the financial covenants under the Credit Agreement and the Note and Warrant Purchase Agreement.

Seasonality

In recent years, sales in the foil balloon product line have historically been seasonal with approximately 40% occurring in the period from December through March and 24% being generated in the period from July through October. The sales of latex balloons and laminated film products have not historically been seasonal.

Critical Accounting Policies

Please see pages 26-29 of our Annual Report on Form 10-K for the year ended December 31, 2014 for a description of policies that are critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. No material changes to such information have occurred during the three months ended March 31, 2015.

Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk

Not applicable.

Item 4. Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2015. Based on such review and evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of March 31, 2015, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, (a) is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and (b) is accumulated and communicated to our management, including the officers, as appropriate to allow timely decisions regarding required disclosure. There were no material changes in our internal control over financial reporting during the three months ended March 31, 2015 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 6. Exhibits

The following are being filed as exhibits to this report:

Exhibit Number	Description

3.1	Third Restated Certificate of Incorporation of CTI Industries Corporation (incorporated by reference to Exhibit A contained in Registrant’s Schedule 14A Definitive Proxy Statement for solicitation of written consent of shareholders, as filed with Commission on October 25, 1999).
3.2	By-laws of CTI Industries Corporation (incorporated by reference to Exhibit 3.1 contained in Registrant’s Form SB-2 Registration Statement (File No. 333-31969) effective November 5, 1997).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101	Interactive Data Files, including the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 14, 2015	CTI INDUSTRIES CORPORATION

	By:	/s/ John H. Schwan
John H. Schwan
Chief Executive Officer

	By:	/s/ Stephen M. Merrick
Stephen M. Merrick
President

	By:	/s/ Timothy S. Patterson
Timothy S. Patterson
Chief Financial Officer
Senior Vice President Finance

Exhibit Index

Exhibit Number	Description
3.1	Third Restated Certificate of Incorporation of CTI Industries Corporation (incorporated by reference to Exhibit A contained in Registrant’s Schedule 14A Definitive Proxy Statement for solicitation of written consent of shareholders, as filed with Commission on October 25, 1999).
3.2	By-laws of CTI Industries Corporation (incorporated by reference to Exhibit 3.1 contained in Registrant’s Form SB-2 Registration Statement (File No. 333-31969) effective November 5, 1997).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101	Interactive Data Files, including the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements.

