Form 10-Q
period 2015-06-30
CTI INDUSTRIES CORP
filed 2015-08-14
CIK 1042187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

The number of shares outstanding of the Registrant’s common stock as of August 1, 2015 was 3,301,116.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

CTI Industries Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents (VIE $17,000 and $14,000, respectively)	$204,039	$150,332
Accounts receivable, (less allowance for doubtful accounts of $97,000 and $230,000, respectively) (VIE $7,000 and $9,000, respectively)	9,210,602	11,286,797
Inventories, net (VIE $833,000 and $699,000, respectively)	17,958,181	17,755,300
Net deferred income tax asset	706,754	718,694
Prepaid expenses (VIE $22,000 and $22,000, respectively)	1,385,078	1,983,915
Other current assets (VIE $24,000 and $46,000, respectively)	736,130	578,888

Total current assets	30,200,784	32,473,926

Property, plant and equipment:
Machinery and equipment (VIE $603,000 and $640,000, respectively)	26,754,406	26,739,353
Building	3,360,017	3,360,017
Office furniture and equipment (VIE $48,000 and $46,000, respectively)	3,472,634	3,473,009
Intellectual property	482,088	482,088
Land	250,000	250,000
Leasehold improvements	643,046	640,166
Fixtures and equipment at customer locations	3,172,906	3,013,747
Projects under construction	651,650	859,631
	38,786,747	38,818,011
Less : accumulated depreciation and amortization (VIE $144,000 and $129,000, respectively)	(31,862,394)	(31,062,484)

Total property, plant and equipment, net	6,924,353	7,755,527

Other assets:
Deferred financing costs, net	135,769	157,061
Goodwill (VIE $440,000 and $440,000, respectively)	1,473,176	1,473,176
Net deferred income tax asset	1,037,943	1,013,392
Other assets (due from related party $46,000 and $47,000, respectively)	177,616	173,828

Total other assets	2,824,504	2,817,457

TOTAL ASSETS	$39,949,641	$43,046,910

LIABILITIES AND EQUITY
Current liabilities:
Checks written in excess of bank balance (VIE $8,000and $0, respectively)	$566,304	$1,432,212
Trade payables (VIE $149,000 and $74,000, respectively)	5,218,591	4,468,859
Line of credit (VIE $491,000 and $494,000, respectively)	10,072,341	12,158,300
Notes payable - current portion (net discount of $158,000 and $146,000, repectively) (VIE $369,000 and $114,000, respectively)	572,385	328,942
Notes payable affiliates - current portion	9,031	9,034
Capital Lease - current portion	39,878	38,595
Accrued liabilities (VIE $75,000 and $60,000, respectively)	1,969,100	2,493,435

Total current liabilities	18,447,630	20,929,377

Long-term liabilities:
Notes payable - affiliates	274,807	284,547
Notes payable, net of current portion (net discount of $201,000 and $284,000, repectively) (VIE $10,000 and $322,000, respectively)	6,767,521	7,177,406
Notes payable - officers, subordinated	1,279,044	1,236,476
Capital Lease	66,290	86,555

Total long-term debt, net of current portion	8,387,662	8,784,984

Warrants Payable	505,573	525,180

Total long-term liabilities	8,893,235	9,310,164

Equity:
CTI Industries Corporation stockholders' equity:
Preferred Stock — no par value 5,000,000 shares authorized 0 shares issued and outstanding	-	-
Common stock - no par value, 10,000,000 shares authorized, 3,376,743 shares issued and 3,301,116 shares outstanding	13,775,994	13,775,994
Paid-in-capital	1,561,337	1,542,718
Accumulated earnings	778,708	623,455
Accumulated other comprehensive loss	(3,363,724)	(2,901,212)
Less: Treasury stock, 75,627 shares	(160,784)	(160,784)

Total CTI Industries Corporation stockholders' equity	12,591,531	12,880,171

Noncontrolling interest	17,245	(72,802)

Total Equity	12,608,776	12,807,369

TOTAL LIABILITIES AND EQUITY	$39,949,641	$43,046,910

See accompanying notes to condensed consolidated unaudited financial statements

CTI Industries Corporation and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014

Net Sales	$13,620,833	$13,158,876	$28,596,161	$28,079,207

Cost of Sales	10,100,571	10,132,840	21,087,503	21,555,762

Gross profit	3,520,262	3,026,036	7,508,658	6,523,445

Operating expenses:
General and administrative	1,772,248	1,967,268	3,459,775	3,874,977
Selling	827,682	565,568	1,563,090	1,327,444
Advertising and marketing	670,147	548,899	1,316,398	1,050,773

Total operating expenses	3,270,077	3,081,735	6,339,263	6,253,194

Income (loss) from operations	250,185	(55,699)	1,169,395	270,251

Other (expense) income:
Interest expense	(308,048)	(212,361)	(716,937)	(519,385)
Interest income	19,242	7,381	24,777	12,916
Foreign currency gain (loss)	7,311	2,696	3,298	(2,481)

Total other expense, net	(281,495)	(202,284)	(688,862)	(508,950)

Net (loss) income before taxes	(31,310)	(257,983)	480,533	(238,699)

Income tax expense (benefit)	52,171	(83,726)	225,233	(85,903)

Net (loss) income	(83,481)	(174,257)	255,300	(152,796)

Less: Net (loss) income attributable to noncontrolling interest	(135,156)	(51,768)	(80,990)	(75,730)

Net income (loss) attributable to CTI Industries Corporation	$51,675	$(122,489)	$336,290	$(77,066)

Other Comprehensive (Loss) Income
Foreign currency adjustment	(78,370)	189,488	(462,512)	1,396
Comprehensive (loss) income	$(26,695)	$66,999	$(126,222)	$(75,670)

Basic income (loss) per common share	$0.02	$(0.04)	$0.10	$(0.02)

Diluted income (loss) per common share	$0.01	$(0.04)	$0.10	$(0.02)

Weighted average number of shares and equivalent shares of common stock outstanding:
Basic	3,301,116	3,301,116	3,301,116	3,275,335

Diluted	3,448,349	3,453,217	3,448,520	3,431,723

See accompanying notes to condensed consolidated unaudited financial statements

CTI Industries Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended June 30,
	2015	2014

Cash flows from operating activities:
Net income (loss)	$255,300	$(152,796)
Adjustment to reconcile net income to cash provided by operating activities:
Depreciation and amortization	942,000	1,073,427
Amortization of debt discount	70,391	60,306
Change in value of swap agreement	-	(39,017)
Stock based compensation	18,619	43,209
Provision for losses on accounts receivable	20,127	39,905
Provision for losses on inventories	162,933	10,629
Deferred income taxes	(13,896)	(324,509)
Change in assets and liabilities:
Accounts receivable	1,869,983	(1,182,774)
Inventories	(619,376)	(1,187,929)
Prepaid expenses and other assets	417,673	(49,417)
Trade payables	876,183	2,655,129
Accrued liabilities	(520,139)	(935,661)

Net cash provided by operating activities	3,479,798	10,502

Cash used in investing activities - purchases of property, plant and equipment	(194,264)	(618,834)

Cash flows from financing activities:
Change in checks written in excess of bank balance	(865,442)	114,870
Net change in revolving line of credit	(2,085,958)	26,868
Proceeds from issuance of long-term debt	4,473	55,960
Repayment of long-term debt (related parties $2,000 and $4,000)	(262,800)	(262,841)
Cash paid for deferred financing fees	(5,244)	-
Purchase of treasury stock	-	(19,495)
Dividends paid	(10,000)	(16,000)
Proceeds from issuance of stock, net	-	300,000

Net cash (used in) provided by financing activities	(3,224,971)	199,362

Effect of exchange rate changes on cash	(6,856)	19,916

Net increase (decrease) in cash and cash equivalents	53,707	(389,054)

Cash and cash equivalents at beginning of period	150,332	666,616

Cash and cash equivalents at end of period	$204,039	$277,562

Supplemental disclosure of cash flow information:
Cash payments for interest	$630,202	$571,491

Cash payments for taxes	$-	$55,466

Supplemental Disclosure of non-cash investing and financing activity Property, Plant & Equipment acquisitions funded by liabilities	$29,226	$58,967

See accompanying notes to condensed consolidated unaudited financial statements

CTI Industries Corporation and Subsidiaries

Condensed Consolidated Earnings per Share (unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Basic
Average shares outstanding:
Weighted average number of common shares outstanding	3,301,116	3,301,116	3,301,116	3,275,335

Net income:
Net income (loss) attributable to CTI Industries Corporation	$51,675	$(122,489)	$336,290	$(77,066)

Per share amount	$0.02	$(0.04)	$0.10	$(0.02)

Diluted
Average shares outstanding:
Weighted average number of common shares outstanding	3,301,116	3,301,116	3,301,116	3,275,335

Effect of dilutive shares	147,233	152,101	147,404	156,388

Weighted average number of shares and equivalent shares of common stock outstanding	3,448,349	3,453,217	3,448,520	3,431,723

Net income:
Net income (loss) attributable to CTI Industries Corporation	$51,675	$(122,489)	$336,290	$(77,066)

Per share amount	$0.01	$(0.04)	$0.10	$(0.02)

See accompanying notes to condensed consolidated unaudited financial statements

CTI Industries Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 - Basis of Presentation

The accompanying condensed (a) consolidated balance sheet as of December 31, 2014, which has been derived from audited consolidated financial statements, and (b) the unaudited interim condensed consolidated financial statements have been prepared and, in the opinion of management, contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the consolidated financial position and the consolidated statements of comprehensive income and consolidated cash flows for the periods presented in conformity with generally accepted accounting principles for interim consolidated financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2015. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2014.

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

As of June 30, 2015 and 2014, shares to be issued upon the exercise of options and warrants aggregated 344,048 and 368,548, respectively. The number of anti-dilutive shares (not included in the determination of earnings on a diluted basis) for the three and six months ended June 30, 2015 were 174,500, all of which were represented by options.

Significant Accounting Policies:

The Company’s significant accounting policies are summarized in Note 2 of the Company’s consolidated financial statements for the year ended December 31, 2014. There were no significant changes to these accounting policies during the three and six months ended June 30, 2015.

Recent Accounting Pronouncements:

In July 2015, FASB issued Accounting Standards Update (“ASU”) No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory.” The amendments in this ASU more closely align the measurement of inventory in GAAP with the measurement of inventory in International Financial Reporting Standards (IFRS). As such, an entity will measure inventory that is within the scope of this ASU at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. For public business entities, the amendments of this ASU are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company is evaluating the impact that this pronouncement may have on the Company’s financial statements.

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

The Company’s net income for the three months ended June 30, 2015 and 2014 includes approximately $9,000 and $21,000, respectively of compensation costs related to share based payments. The Company’s net income for the six months ended June 30, 2015 and 2014 includes approximately $19,000 and $43,000, respectively of compensation costs related to share based payments. As of June 30, 2015 there is $25,000 of unrecognized compensation expense related to non-vested stock option grants and stock grants. We expect approximately $11,000 of additional stock-based compensation expense to be recognized over the remainder of 2015, $11,000 to be recognized during 2016, and $3,000 to be recognized during 2017.

As of June 30, 2015, the Company had three stock-based compensation plans pursuant to which stock options were, or may be, granted. The Plans provide for the award of options, which may either be incentive stock options (“ISOs”) within the meaning of Section 422A of the Internal Revenue Code of 1986, as amended (the “Code”) or non-qualified options (“NQOs”) which are not subject to special tax treatment under the Code, as well as for stock grants.

On April 12, 2001, the Board of Directors approved for adoption, effective December 27, 2001, the 2001 Stock Option Plan (“2001 Plan”). The 2001 Plan authorizes the grant of options to purchase up to an aggregate of 119,050, shares of the Company’s Common Stock. As of June 30, 2015, options for 139,958 shares (including cancelled shares re-issued under the Plan) have been granted and were fully vested at the time of grant and options for 2,000 shares remain outstanding.

On April 24, 2002, the Board of Directors approved for adoption, effective October 12, 2002, the 2002 Stock Option Plan (“2002 Plan”). The 2002 Plan authorizes the grant of options to purchase up to an aggregate of 142,860 shares of the Company’s Common Stock. As of June 30, 2015, options for 123,430 shares have been granted and were fully vested at the time of grant and options for 27,500 shares remain outstanding.

On April 10, 2009, the Board of Directors approved for adoption, and on June 5, 2009, the shareholders of the Corporation approved, a 2009 Stock Incentive Plan (“2009 Plan”). The 2009 Plan authorizes the issuance of up to 250,000 shares of stock or options to purchase stock of the Company. As of June 30, 2015, options for 201,000 shares had been granted and options for 174,500 shares remain outstanding.

A summary of the Company’s stock option activity and related information is as follows:

	Shares under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance at December 31, 2014	214,500	$5.20	2.1	$25,960
Granted	-	-
Cancelled	10,500	-
Exercised	-	-
Outstanding at June 30, 2015	204,000	$5.20	1.5	$21,830

Exercisable at June 30, 2015	150,400	$5.10	1.3	$21,830

On July 17, 2012, the Company entered into a Note and Warrant Purchase Agreement with BMO Private Equity (U.S.), Inc. (“BMO Equity”) pursuant to which (i) BMO Equity advanced to the Company the sum of $5 million and (ii) the Company issued to BMO Equity a warrant to purchase up to Four Percent (4%) of the outstanding shares of common stock of the Company on a fully-diluted basis (140,048 shares of common stock of the Company) at the price of One Cent ($0.01) per share. The term of the loan provided for in this Agreement is five and a half years. Interest is payable on the outstanding balance of the loan at the rate of 11.5% per annum.

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

On December 23, 2014, the Company entered into Amendment No. 2 to the Note and Warrant Purchase Agreement among the Company and BMO Equity. In the Amendment, BMO Equity waived certain anticipated events of default as of December 31, 2014 by the Company with respect the amount of capital expenditures and the change of name of the subsidiary CTI Helium, Inc., and the Note and Warrant Purchase Agreement was amended (i) to exclude from the definition of Senior Funded Debt and Total Funded Debt certain indebtedness of a variable interest entity, (ii) to require the Company to provide financial reports and variance reports within 45 days after the end of each calendar month, (iii) to change the Senior Leverage Ratio and Total Leverage Ratio requirements for fiscal quarters ending December 31, 2014 and for each fiscal quarter thereafter to the maturity of the loans, and (iv) to provide for the engagement by the Company of a financial consultant to provide business financial planning and advisory services to the Company.

As of June 30, 2015, the Company was in compliance with the financial covenants provided in the Note and Warrant Purchase Agreement, as amended.

A summary of the Company’s stock warrant activity and related information is as follows:

	Shares under Warrant	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance at December 31, 2014	140,048	$0.01	7.5	$525,180
Granted
Cancelled	-	-
Exercised	-	-
Outstanding at June 30, 2015	140,048	$0.01	7.0	$505,573

Exercisable at June 30, 2015	-	-	-	-

A summary of the Company’s stock option activity by grant date as of June 30, 2015 is as follows:

	Options Outstanding				Options Vested
Options by Grant Date	Shares	Weighted Avg.	Remain. Life	Intrinsic Val	Shares	Weighted Avg.	Remain. Life	Intrinsic Val
Dec 2005	29,500	$2.88	0.5	$21,830	29,500	$2.88	0.5	$21,830
Dec 2010	64,500	6.16	0.5	-	54,500	6.08	0.5	-
Jan 2011	6,000	5.96	0.5	-	6,000	5.96	0.5	-
Nov 2012	94,000	5.17	2.4	-	56,400	5.17	2.4	-
Nov 2013	10,000	5.75	3.4	-	4,000	5.75	3.4	-
TOTAL	204,000	$5.20	1.5	$21,830	150,400	$5.10	1.3	$21,830

The aggregate intrinsic value in the tables above represents the total pre-tax intrinsic value (the difference between the closing price of the Company’s common stock on the last trading day of the quarter ended June 30, 2015 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all the holders exercised their options on June 30, 2015.

As of June 30, 2015, there was $777,000 available to advance under the Company’s revolving line of credit.

Note 3 - Legal Proceedings

The Company is party to certain claims or actions arising in the normal course of business. The ultimate outcome of these matters is unknown but, in the opinion of management, the resolution of these matters is not expected to have a significant effect on the future financial position or results of operations of the Company.

Note 4 - Other Comprehensive Loss

In the three and six months ended June 30, 2015 the company had a comprehensive loss of $78,000 and $463,000, respectively, all from foreign currency translation adjustments.

The following table sets forth the accumulated balance of other comprehensive loss and each component.

	Foreign Currency Items	Total Accumulated Other Comprehensive Loss

Beginning balance as of January 1, 2015	$(2,901,212)	$(2,901,212)

Current period change, net of tax	(462,512)	(462,512)

Ending Balance as of June 30, 2015	$(3,363,724)	$(3,363,724)

Note 5 - Inventories, Net

	June 30, 2015	December 31, 2014
Raw materials	$3,155,565	$3,294,030
Work in process	1,858,437	1,657,164
Finished goods	13,751,927	13,448,796
Allowance for excess quantities	(807,748)	(644,690)
Total inventories	$17,958,181	$17,755,300

Note 6 - Geographic Segment Data

The Company has determined that it operates primarily in one business segment which designs, manufactures and distributes film and film related products for use in packaging, storage and novelty balloon products. The Company operates in foreign and domestic regions. Information about the Company's operations by geographic areas is as follows:

	Net Sales to Outside Customers		Net Sales to Outside Customers
	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

United States	$10,810,000	$9,408,000	$22,527,000	$20,178,000
Europe	221,000	408,000	657,000	802,000
Mexico	2,088,000	2,804,000	4,261,000	5,634,000
United Kingdom	502,000	539,000	1,151,000	1,465,000

	$13,621,000	$13,159,000	$28,596,000	$28,079,000

	Total Assets at
	June 30,	December 31,
	2015	2014

United States	$29,805,000	$33,026,000
Europe	1,346,000	1,457,000
Mexico	7,375,000	7,516,000
United Kingdom	1,424,000	1,048,000

	$39,950,000	$43,047,000

Note 7 - Concentration of Credit Risk

Concentration of credit risk with respect to trade accounts receivable is generally limited due to the large number of entities comprising the Company's customer base. The Company performs ongoing credit evaluations and provides an allowance for potential credit losses against the portion of accounts receivable which is estimated to be uncollectible. Such losses have historically been within management's expectations. During the three and six months ended June 30, 2015 and 2014, there were two customers whose purchases represented more than 10% of the Company’s consolidated net sales, respectively. Sales to these customers for the three and six months ended June 30, 2015 and 2014 are as follows:

	Three Months Ended		Three Months Ended
	June 30, 2015		June 30, 2014
Customer	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Customer A	$4,041,000	29.7%	$3,703,000	28.1%
Customer B	$1,848,000	13.6%	$1,379,000	10.5%

	Six Months Ended		Six Months Ended
	June 30, 2015		June 30, 2014
Customer	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Customer A	$8,404,000	29.4%	$7,930,000	28.2%
Customer B	$3,698,000	12.9%	$3,163,000	11.3%

As of June 30, 2015, the total amounts owed to the Company by these customers were approximately $2,392,000 or 26.0%, and $1,722,000 or 18.7%, of the Company’s consolidated net accounts receivable, respectively. The amounts owed at June 30, 2014 by these customers were approximately $2,092,000 or 20.8%, and $1,541,000 or 15.3% of the Company’s consolidated net accounts receivable, respectively.

Note 8 - Related Party Transactions

Stephen M. Merrick, President of the Company, is of counsel to the law firm of Vanasco Genelly and Miller PC which provides legal services to the Company. Legal fees paid by the Company to this firm for the three months ended June 30, 2015 and 2014, respectively, were $54,000 and $26,000. Legal fees paid by the Company to this firm for the six months ended June 30, 2015 and 2014, respectively, were $92,000 and $51,000.

Interest payments have been made or accrued to John H. Schwan for loans made to the Company. During the three months ended June 30, 2015 and 2014 these interest payments totaled $21,000 and $20,000, respectively. During the six months ended June 30, 2015 and 2014 these interest payments totaled $43,000 and $40,000, respectively.

On July 1, 2011, Flexo Universal, S.A. de C.V. (“Flexo”) entered into a lease agreement with Venture Leasing S.A. de R.L. (“Venture Leasing Mexico”) for the lease of balloon production equipment financed and owned by Venture Leasing Mexico and used by Flexo for the production of latex balloons. Venture Leasing Mexico is wholly owned by entities owned by John H. Schwan, Chief Executive Officer of the Company and Stephen M. Merrick, President of the Company. Venture Leasing Mexico and Venture Leasing L.L.C., also owned by entities owned by Mr. Schwan and Mr. Merrick, are deemed variable interest entities and are consolidated with the accounts of the Company. During the three and six months ended June 30, 2015, Flexo made lease payments to Venture Leasing Mexico totaling $36,000 and $72,000. During the three and six months ended June 30, 2014, Flexo made lease payments to Venture Leasing Mexico totaling $36,000 and $72,000.

John H. Schwan, Chief Executive Officer of the Company, through an investment entity, and Stephen M. Merrick, President of the Company, also through an investment entity own, in aggregate, a 50% interest in Clever Container Company L.L.C., an Illinois limited liability company. During the three months ended June 30, 2015 and 2014, Clever Container purchased various products from the Company in the amount of $217,000 and $225,000, respectively. During the six months ended June 30, 2015 and 2014, Clever Container purchased various products from the Company in the amount of $225,000 and $325,000, respectively. As of June 30, 2015 and 2014, the balance of accounts receivable from Clever Container to the Company were $498,000 and $43,000, respectively.

Note 9 - Derivative Instruments; Fair Value

The following tables represents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

	Amount as of
Description	6/30/2015	Level 1	Level 2	Level 3

Warrant Liability	$506,000	-	$506,000

	$506,000	$-	$506,000	$-

	Amount as of
Description	12/31/2014	Level 1	Level 2	Level 3

Warrant Liability	$525,000	-	$525,000	-

	$525,000		$525,000

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

The Effect of Derivative Instruments on the Statement of Financial Performance

	For the three months ended
	June 30, 2015		June 30, 2014
Derivatives not Designated as Hedging Instruments under Statement 133	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
Interest Rate Contracts	Interest Expense	$-	Interest Expense	$1,000
Interest on fixed/variable rate variances		$-		$21,000

The Effect of Derivative Instruments on the Statement of Financial Performance

	For the six months ended
	June 30, 2015		June 30, 2014
Derivatives not Designated as Hedging Instruments under Statement 133	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
Interest Rate Contracts	Interest Expense	$-	Interest Expense	$3,000
Interest on fixed/variable rate variances		$-		$42,000

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

Net Sales. For the three months ended June 30, 2015, net sales were $13,621,000 compared to net sales of $13,159,000 for the same period of 2014, an increase of 3.5%. For the quarters ended June 30, 2015 and 2014, net sales by product category were as follows:

	Three Months Ended
	June 30, 2015		June 30, 2014
	$	% of	$	% of
Product Category	(000) Omitted	Net Sales	(000) Omitted	Net Sales

Foil Balloons	6,262	46%	6,115	46%

Latex Balloons	2,288	17%	3,109	24%

Vacuum Sealing Products	2,654	19%	2,040	16%

Film Products	1,097	8%	1,077	8%

Other Sales	1,320	10%	818	6%

Total	13,621	100%	13,159	100%

For the six months ended June 30, 2015, net sales were $28,596,000 compared to net sales of $28,079,000 for the same period of 2014, an increase of 1.8%. For the six months ended June 30, 2015 and 2014, net sales by product category were as follows:

	Six Months Ended
	June 30, 2015		June 30, 2014
	$	% of	$	% of
Product Category	(000) Omitted	Net Sales	(000) Omitted	Net Sales

Foil Balloons	13,356	47%	13,388	48%

Latex Balloons	4,608	16%	5,985	21%

Vacuum Sealing Products	5,464	19%	4,822	17%

Film Products	1,880	7%	1,929	7%

Other Sales	3,288	11%	1,955	7%

Total	28,596	100%	28,079	100%

Foil Balloons. During the three months ended June 30, 2015 revenues from the sale of foil balloons increased by 2.4% compared to the prior year period from $6,115,000 to $6,262,000. During the six months ended June 30, 2015 revenues from the sale of foil balloons decreased slightly by 0.2% compared to the prior year period from $13,388,000 to $13,356,000. During the first half of 2015, foil balloon sales to our largest customer increased to $8,150,000 from $7,733,000 in the first half of 2014. Sales of foil balloons to other customers decreased to $5,206,000 from $5,655,000 for the same period last year. These included sales to various customers in the United States, Mexico, the United Kingdom and Europe. The decrease in sales to other customers is attributable to various customers in the United Kingdom and the United States.

Latex Balloons. During the three months ended June 30, 2015 revenues from the sale of latex balloons decreased by 26.4% compared to the prior year period from $3,109,000 to $2,288,000. During the six months ended June 30, 2015 revenues from the sale of latex balloons decreased by 23.0% compared to the prior year period from $5,985,000 to $4,608,000. The difference reflects (i) a single large sale in the first quarter of 2014 in excess of $465,000 (ii) a decline in sales of $300,000 to a specific customer of Flexo Universal, our Mexico subsidiary, and (iii) the lower Dollar value of Peso denominated sales by Flexo Universal for 2015 compared to 2014 due to the decline in the value of the Peso.

Vacuum Sealing Products. During the three months ended June 30, 2015 revenues from the sale of pouches and vacuum sealing machines increased by 30.1% compared to the prior year from $2,040,000 to $2,654,000. During the six months ended June 30, 2015 revenues from the sale of pouches and vacuum sealing machines increased by 13.3% compared to the prior year from $4,822,000 to $5,464,000. Our sales in this product line in 2015 and 2014 have been in two product categories: (i) zippered pouches and (ii) vacuum sealing systems incorporating vacuum sealing machines and associated pouches and rolls of film. For the three and six months ended 2015 and 2014, sales of pouch products (and vacuum sealing machines) in these categories have been as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Zippered Pouches	$535,000	$376,000	$1,215,000	$1,179,000

Vacuum Sealing Systems	2,119,000	1,664,000	4,249,000	3,643,000

Total	$2,654,000	$2,040,000	$5,464,000	$4,822,000

Zippered Pouches. Most of our sales of zippered pouches have been of branded products to a principal customer, although we have had limited sales of our ZipVac® pouch line as well. Sales of the zippered pouch products increased from $1,179,000 in the first half of 2014 to $1,215,000 during the same period in 2015.

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

Our sales of our branded vacuum sealing systems increased from $3,643,000 during the six months ended June 30, 2014 to $4,249,000 during the same period this year, principally as the result of sales to several retail chain stores.

Films. During the three months ended June 30, 2015 revenues from the sale of laminated film products increased by 1.9% compared to the prior year period from $1,077,000 to $1,097,000. During the six months ended June 30, 2015 revenues from the sale of laminated film products decreased by 2.6% compared to the prior year period from $1,929,000 to $1,880,000. The decrease is attributable to a decrease in sales to a principal customer. All of the sales of laminated film products during the six months ended June 30, 2015 were to one principal customer.

Other Revenues. During the three months ended June 30, 2015, we had revenues from the sale of various other products totaling $1,320,000 compared to revenues from other products in the same period during 2014 of $818,000. During the six months ended June 30, 2015, we had revenues from the sale of various other products totaling $3,288,000 compared to revenues from other products in the same period during 2014 of $1,955,000. The revenues from the sale of other products during 2015 include (i) sales of home container products by a variable interest entity which we now consolidate with our financial results in the amount of $1,568,000, (ii) $1,172,000 in sales of a line of “Candy Blossoms” and “Candy Loons” consisting of candy and small inflated balloons sold in small containers, and (iii) the sale of accessories and supply items related to balloon products.

Sales to a limited number of customers continue to represent a large percentage of our net sales. The table below illustrates the impact on sales of our top three and ten customers for the three and six months ended June 30, 2015 and 2014.

	Three Months Ended June 30,		Six Months Ended June 30,
	% of Sales		% of Sales
	2015	2014	2015	2014

Top 3 Customers	51.3%	46.8%	48.9%	46.3%

Top 10 Customers	68.7%	65.0%	66.9%	62.8%

During the three and six months ended June 30, 2015, there were two customers whose purchases represented more than 10% of the Company’s consolidated net sales. Sales to these customers for the three months ended June 30, 2015 were $4,041,000 or 29.7%, and $1,848,000 or 13.6%, of consolidated net sales, respectively. Sales to these customers for the three months ended June 30, 2014, were $3,703,000 or 28.1%, and $1,379,000 or 10.5% of consolidated net sales, respectively. Sales to these customers for the six months ended June 30, 2015 were $8,404,000 or 29.4%, and $3,698,000 or 12.9%, of consolidated net sales, respectively. Sales to these customers for the six months ended June 30, 2014, were $7,930,000 or 28.2% and $3,163,000 or 11.3% of consolidated net sales, respectively. The amount owed at June 30, 2015 by these customers were $2,392,000 or 26.0%, and $1,722,000 or 18.7%, of the Company’s consolidated net accounts receivable, respectively. As of June 30, 2014, the total amounts owed to the Company by these customers were $2,092,000 or 20.8% and $1,541,000 or 15.3% of the Company’s consolidated net accounts receivable, respectively.

Cost of Sales. During the three months ended June 30, 2015, the cost of sales represented 74.2% of net sales compared to 77.0% for the three months ended June 30, 2014. During the six months ended June 30, 2015, the cost of sales represented 73.7% of net sales compared to 76.8% for the six months ended June 30, 2014. The improvement in gross margins is attributable principally to an increase in the gross margins at our Mexico subsidiary and higher margins achieved on the sales of home container products and Candyloons. The improvement in gross margins at our Mexico subsidiary is attributable principally to (i) a decline in the price of natural latex, (ii) an increase in sales of higher margin products, and (iii) improvement in manufacturing efficiencies.

General and Administrative. During the three months ended June 30, 2015, general and administrative expenses were $1,772,000 or 13.0% of net sales, compared to $1,967,000 or 15.0% of net sales for the same period in 2014. During the six months ended June 30, 2015, general and administrative expenses were $3,460,000 or 12.1% of net sales, compared to $3,875,000 or 13.8% of net sales for the same period in 2014. The decrease in general and administrative expenses is attributable principally to (i) a decrease in administrative expenses of $334,000 of a variable interest entity consolidated with our financial statements and (ii) a decrease in administrative expenses of $108,000 at our subsidiary in Mexico, Flexo Universal.

Selling. During the three months ended June 30, 2015, selling expenses were $828,000 or 6.1% of net sales, compared to $566,000 or 4.3% of net sales for the same period in 2014. During the six months ended June 30, 2015, selling expenses were $1,563,000 or 5.5% of net sales, compared to $1,327,000 or 4.7% of net sales for the same period in 2014. The increase in selling expenses is attributable principally to an increase in selling expenses of $510,000 of a variable interest entity consolidated with our financial statements.

Advertising and Marketing. During the three months ended June 30, 2015, advertising and marketing expenses were $670,000 or 4.9% of net sales for the period, compared to $549,000 or 4.2% of net sales for the same period of 2014. During the six months ended June 30, 2015, advertising and marketing expenses were $1,316,000 or 4.6% of net sales for the period, compared to $1,051,000 or 3.7% of net sales for the same period of 2014. The increase in advertising and marketing expense is attributable to deductions for warranty expense and returns of $235,000 related to the vacuum sealing system products.

Other Income (Expense). During the three months ended June 30, 2015, the Company incurred net interest expense of $289,000, compared to net interest expense during the same period of 2014 in the amount of $205,000. During the six months ended June 30, 2015, the Company incurred net interest expense of $692,000, compared to net interest expense during the same period of 2014 in the amount of $506,000. In addition to the interest on our line of credit with BMO Harris, the interest charges include (i) interest paid on our mezzanine loan with BMO Equity Note, (ii) a charge for the amount of the debt discount attributable to the warrants used in the BMO Equity transaction and (iii) a variable charge relating to the change in value of the warrants by reason of change in market price of our common stock.

For the three months ended June 30, 2015, the Company had a foreign currency transaction gain of $7,000 compared to a foreign currency transaction gain of $3,000 during the same period of 2014. For the six months ended June 30, 2015, the Company had a foreign currency transaction gain of $3,000 compared to a foreign currency transaction loss of $2,000 during the same period of 2014.

Income Taxes. For the three months ended June 30, 2015, the Company reported a consolidated income tax expense of $52,000, compared to a consolidated income tax benefit of $84,000 for the same period of 2014. For the six months ended June 30, 2015, the Company reported a consolidated income tax expense of $225,000, compared to a consolidated income tax benefit of $86,000 for the same period of 2014. For the six months ended June 30, 2015, this income tax expense was composed of an income tax expense in the United States, income tax expense in Mexico of Flexo Universal, our Mexican subsidiary, an income tax benefit in the United Kingdom of CTI Balloons Limited, our United Kingdom subsidiary and income tax benefit in Europe of CTI Europe gmbH, our Germany subsidiary.

Net Income. For the three months ended June 30, 2015, the Company had net income of $52,000 or $0.02 per share basic and $0.01 per share diluted, compared to net loss of $122,000 for the same period of 2014 or ($0.04) per share (basic and diluted). For the six months ended June 30, 2015, the Company had net income of $336,000 or $0.10 per share (basic and diluted), compared to net loss of $77,000 for the same period of 2014 or ($0.02) per share (basic and diluted). For the six months ended June 30, 2015, the Company had income from operations of $1,169,000 compared to income from operations during the same period in 2014 of $270,000.

Financial Condition, Liquidity and Capital Resources

Cash Flow Items.

Operating Activities. During the six months ended June 30, 2015, net cash provided by operations was $3,480,000, compared to net cash provided by operations during the six months ended June 30, 2014 of $11,000.

Significant changes in working capital items during the six months ended June 30, 2015 consisted of (i) a decrease in accounts receivable of $1,870,000, (ii) an increase in inventories of $620,000, (iii) depreciation and amortization in the amount of $942,000, (iv) an increase in trade payables of $876,000, and (v) a decrease in prepaid expenses and other assets of $418,000.

Investing Activity. During the six months ended June 30, 2015, cash used in investing activity was $194,000, compared to $619,000 in the same period of 2014. Substantially all of this expense is related to equipment acquisitions and capitalized maintenance, leasehold improvements, tooling and related expense.

Financing Activities. During the six months ended June 30, 2015, cash used in financing activities was $3,225,000 compared to cash provided by financing activities for the same period of 2014 in the amount of $199,000. During the six months ended June 30, 2015, financing activities included payment of $263,000 on long-term debt obligations and a decrease in the amount outstanding under our revolving line of credit of $2,086,000.

Liquidity and Capital Resources. At June 30, 2015, the Company had cash balances of $204,000 compared to cash balances of $278,000 for the same period in 2014 and there was $777,000 available to advance under the Company’s revolving line of credit.

At June 30, 2015, the Company had a working capital balance of $11,753,000 compared to a working capital balance of $11,545,000 at December 31, 2014.

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

The Credit Agreement, as amended, provides that the outstanding balance of all loans under the agreement will bear interest with reference to a base rate or, at the option of the Company, with reference to an adjusted LIBOR. At June 30, 2015, the effective rate on the outstanding loan balances was 4.0%.

As of June 30, 2015, the outstanding balances on the loans with BMO Harris were: (i) revolving line of credit, $9,581,000, (ii) mortgage loan, $1,851,000, and (iii) equipment loan, $469,000.

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

As of June 30, 2015, the Company was in compliance with all the financial covenants under the Credit Agreement and the Note and Warrant Purchase Agreement.

Seasonality

In recent years, sales in the foil balloon product line have historically been seasonal with approximately 40% occurring in the period from December through March and 24% being generated in the period from July through October. The sales of latex balloons and laminated film products have not historically been seasonal.

Critical Accounting Policies

Please see pages 26-29 of our Annual Report on Form 10-K for the year ended December 31, 2014 for a description of policies that are critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. No material changes to such information have occurred during the three and six months ended June 30, 2015.

Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk

Not applicable.

Item 4. Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2015. Based on such review and evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of June 30, 2015, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, (a) is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and (b) is accumulated and communicated to our management, including the officers, as appropriate to allow timely decisions regarding required disclosure. There were no material changes in our internal control over financial reporting during the three and six months ended June 30, 2015 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Reference made to Company’s Report on Form 8-K dated June 8, 2015.

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
101

Interactive Data Files, including the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2015	CTI INDUSTRIES CORPORATION

	By:	/s/ John H. Schwan
John H. Schwan
Chief Executive Officer

	By:	/s/ Stephen M. Merrick
Stephen M. Merrick
President

	By:	/s/ Timothy S. Patterson
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
101

Interactive Data Files, including the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements.

