Form 10-Q
period 2015-09-30
CTI INDUSTRIES CORP
filed 2015-11-13
CIK 1042187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015
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

The number of shares outstanding of the Registrant’s common stock as of November 1, 2015 was 3,301,116.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

CTI Industries Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents (VIE $104,000 and $14,000, respectively)	$272,543	$150,332
Accounts receivable, (less allowance for doubtful accounts of $105,000 and $230,000, respectively) (VIE $334,000 and $9,000, respectively)	10,121,243	11,286,797
Inventories, net (VIE $805,000 and $699,000, respectively)	17,702,378	17,755,300
Net deferred income tax asset	719,397	718,694
Prepaid expenses (VIE $153,000 and $22,000, respectively)	1,291,334	1,983,915
Other current assets (VIE $58,000 and $46,000, respectively)	748,422	578,888

Total current assets	30,855,317	32,473,926

Property, plant and equipment:
Machinery and equipment (VIE $553,000 and $640,000, respectively)	26,764,353	26,739,353
Building	3,360,017	3,360,017
Office furniture and equipment (VIE $57,000 and $46,000, respectively)	3,493,997	3,473,009
Intellectual property	482,088	482,088
Land	250,000	250,000
Leasehold improvements	627,095	640,166
Fixtures and equipment at customer locations	3,174,535	3,013,747
Projects under construction	674,134	859,631
	38,826,219	38,818,011
Less : accumulated depreciation and amortization (VIE $142,000 and $129,000, respectively)	(32,112,844)	(31,062,484)

Total property, plant and equipment, net	6,713,375	7,755,527

Other assets:
Deferred financing costs, net	125,306	157,061
Goodwill (VIE $440,000 and $440,000, respectively)	1,473,176	1,473,176
Net deferred income tax asset	914,996	1,013,392
Other assets (due from related party $51,000 and $47,000, respectively) (VIE $225,000 and $0, respectively)	474,288	173,828

Total other assets	2,987,766	2,817,457

TOTAL ASSETS	$40,556,458	$43,046,910

LIABILITIES AND EQUITY
Current liabilities:
Checks written in excess of bank balance (VIE $7,000 and $0, respectively)	$964,297	$1,432,212
Trade payables (VIE $367,000 and $74,000, respectively)	5,117,910	4,468,859
Line of credit (VIE $491,000 and $494,000, respectively)	10,246,362	12,158,300
Notes payable - current portion (net discount of $164,000 and $146,000, respectively) (VIE $341,000 and $114,000, respectively)	537,429	328,942
Notes payable affiliates - current portion	8,526	9,034
Capital Lease - current portion	40,535	38,595
Accrued liabilities (VIE $627,000 and $60,000, respectively)	2,455,948	2,493,435

Total current liabilities	19,371,007	20,929,377

Long-term liabilities:
Notes payable - affiliates	270,425	284,547
Notes payable, net of current portion (net discount of $158,000 and $284,000, repectively) (VIE $8,000 and $322,000, respectively)	6,718,252	7,177,406
Notes payable - officers, subordinated	1,300,897	1,236,476
Capital Lease	53,464	86,555

Total long-term debt, net of current portion	8,343,038	8,784,984

Warrants Payable	523,780	525,180

Total long-term liabilities	8,866,818	9,310,164

Equity:
CTI Industries Corporation stockholders' equity:
Preferred Stock — no par value 5,000,000 shares authorized 0 shares issued and outstanding	-	-
Common stock - no par value, 10,000,000 shares authorized, 3,376,743 shares issued and 3,301,116 shares outstanding	13,775,994	13,775,994
Paid-in-capital	1,568,202	1,542,718
Accumulated earnings	987,937	623,455
Accumulated other comprehensive loss	(3,911,198)	(2,901,212)
Less: Treasury stock, 75,627 shares	(160,784)	(160,784)

Total CTI Industries Corporation stockholders' equity	12,260,151	12,880,171

Noncontrolling interest	58,482	(72,802)

Total Equity	12,318,633	12,807,369

TOTAL LIABILITIES AND EQUITY	$40,556,458	$43,046,910

See accompanying notes to condensed consolidated unaudited financial statements

CTI Industries Corporation and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014

Net Sales	$14,880,820	$14,569,309	$43,476,981	$42,648,515

Cost of Sales	10,775,500	10,824,765	31,863,004	32,380,526

Gross profit	4,105,320	3,744,544	11,613,977	10,267,989

Operating expenses:
General and administrative	1,840,643	1,623,858	5,300,418	5,498,835
Selling	862,587	1,006,080	2,425,677	2,333,524
Advertising and marketing	689,244	595,622	2,005,643	1,646,395

Total operating expenses	3,392,474	3,225,560	9,731,738	9,478,754

Income from operations	712,846	518,984	1,882,239	789,235

Other (expense) income:
Interest expense	(350,960)	(241,218)	(1,067,895)	(760,602)
Interest income	5,952	5,536	30,729	18,452
Foreign currency gain	43,932	8,049	47,230	5,568

Total other expense, net	(301,076)	(227,633)	(989,936)	(736,582)

Net income before taxes	411,770	291,351	892,303	52,653

Income tax expense	161,280	122,202	386,514	36,299

Net income	250,490	169,149	505,789	16,354

Less: Net income (loss) attributable to noncontrolling interest	41,237	(40,366)	(39,754)	(116,096)

Net income attributable to CTI Industries Corporation	$209,253	$209,515	$545,543	$132,450

Other Comprehensive Loss
Foreign currency adjustment	(547,475)	(363,410)	(1,009,986)	(552,014)
Comprehensive loss	$(338,222)	$(153,895)	$(464,443)	$(419,564)

Basic income per common share	$0.06	$0.06	$0.17	$0.04

Diluted income per common share	$0.06	$0.06	$0.16	$0.04

Weighted average number of shares and equivalent shares of common stock outstanding:
Basic	3,301,116	3,301,116	3,301,116	3,284,023

Diluted	3,446,808	3,450,344	3,447,938	3,436,124

See accompanying notes to condensed consolidated unaudited financial statements

CTI Industries Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended September 30,
	2015	2014

Cash flows from operating activities:
Net income (loss)	$505,789	$16,354
Adjustment to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,379,031	1,594,444
Amortization of debt discount	107,681	92,253
Change in value of swap agreement	-	(59,859)
Stock based compensation	25,486	60,189
Provision for losses on accounts receivable	32,557	79,943
Provision for losses on inventories	179,901	34,055
Deferred income taxes	92,208	(368,170)
Change in assets and liabilities:
Accounts receivable	664,907	(2,449,243)
Inventories	(688,340)	(3,164,333)
Prepaid expenses and other assets	106,515	412,969
Trade payables	923,251	2,020,513
Accrued liabilities	61,424	(1,119,859)

Net cash provided by (used in) operating activities	3,390,410	(2,850,744)

Cash used in investing activities - purchases of property, plant and equipment	(465,443)	(838,578)

Cash flows from financing activities:
Change in checks written in excess of bank balance	(460,401)	338,470
Net change in revolving line of credit	(1,911,937)	2,886,194
Proceeds from issuance of long-term debt	4,715	75,494
Repayment of long-term debt (related parties $2,000 and $4,000)	(395,609)	(387,487)
Cash paid for deferred financing fees	(8,050)	-
Purchase of treasury stock	-	(19,495)
Dividends paid	(10,000)	(16,000)
Proceeds from issuance of stock, net	-	300,000

Net cash (used in) provided by financing activities	(2,781,282)	3,177,176

Effect of exchange rate changes on cash	(21,474)	17,373

Net increase (decrease) in cash and cash equivalents	122,211	(494,773)

Cash and cash equivalents at beginning of period	150,332	666,616

Cash and cash equivalents at end of period	$272,543	$171,843

Supplemental disclosure of cash flow information:
Cash payments for interest	$929,324	$861,760

Cash payments for taxes	$-	$55,466

Supplemental Disclosure of non-cash investing and financing activity
Property, Plant & Equipment acquisitions funded by liabilities	$47,837	$102,313

See accompanying notes to condensed consolidated unaudited financial statements

CTI Industries Corporation and Subsidiaries

Condensed Consolidated Earnings per Share (unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Basic
Average shares outstanding:
Weighted average number of common shares outstanding	3,301,116	3,301,116	3,301,116	3,284,023

Net income:
Net income attributable to CTI Industries Corporation	$209,253	$209,515	$545,543	$132,450

Per share amount	$0.06	$0.06	$0.17	$0.04

Diluted
Average shares outstanding:
Weighted average number of common shares outstanding	3,301,116	3,301,116	3,301,116	3,284,023

Effect of dilutive shares	145,692	149,228	146,822	152,101

Weighted average number of shares and equivalent shares of common stock outstanding	3,446,808	3,450,344	3,447,938	3,436,124

Net income:
Net income attributable to CTI Industries Corporation	$209,253	$209,515	$545,543	$132,450

Per share amount	$0.06	$0.06	$0.16	$0.04

See accompanying notes to condensed consolidated unaudited financial statements

CTI Industries Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 - Basis of Presentation

The accompanying condensed (a) consolidated balance sheet as of December 31, 2014, which has been derived from audited consolidated financial statements, and (b) the unaudited interim condensed consolidated financial statements have been prepared and, in the opinion of management, contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the consolidated financial position and the consolidated statements of comprehensive income and consolidated cash flows for the periods presented in conformity with generally accepted accounting principles for interim consolidated financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2015. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2014.

Principles of consolidation and nature of operations:

The condensed consolidated financial statements include the accounts of CTI Industries Corporation and its wholly-owned subsidiaries, CTI Balloons Limited, CTI Supply, Inc. and CTF International S.A. de C.V., its majority-owned subsidiaries CTI Mexico S.A. de C.V., Flexo Universal, S.R.L. de C.V. and CTI Europe gmbH, as well as the accounts of Venture Leasing S. A. de R. L., Venture Leasing L.L.C and Clever Container Company, L.L.C. (the “Company”). The last three entities have been consolidated as variable interest entities. All significant intercompany transactions and accounts have been eliminated in consolidation. The Company (i) designs, manufactures and distributes balloon products throughout the world and (ii) operates systems for the production, lamination, coating and printing of films used for food packaging and other commercial uses and for conversion of films to flexible packaging containers and other products.

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

As of September 30, 2015 and 2014, shares to be issued upon the exercise of options and warrants aggregated 343,548 and 368,548, respectively. The number of anti-dilutive shares (not included in the determination of earnings on a diluted basis) for the three and nine months ended September 30, 2015 were 174,000, all of which were represented by options.

Significant Accounting Policies:

The Company’s significant accounting policies are summarized in Note 2 of the Company’s consolidated financial statements for the year ended December 31, 2014. There were no significant changes to these accounting policies during the three and nine months ended September 30, 2015.

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

In May 2014, the FASB issued ASU No. 2014-09, (“ASU 2014-09”), “Revenue from Contracts with Customers”. The objective of ASU 2014-09 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle of ASU 2014-09 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the new guidance, an entity will (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the contract’s performance obligations; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB Accounting Standards Codification. In August 2015, the FASB issued ASU 2015-14, (“ASU 2015-14”), “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date”. The amendments in ASU 2015-14 defer the effective date of ASU 2014-09 for all entities by one year. Accordingly, public business entities should apply the guidance in ASU 2014-09 to annual reporting periods (including interim periods within those periods) beginning after December 15, 2017. Early adoption is permitted but not before annual periods beginning after December 15, 2016. Entities have the option of using either a full retrospective or modified approach to adopt ASU 2014-09. The Corporation is currently evaluating the new guidance and has not determined the impact this standard may have on its financial statements nor decided upon the method of adoption.

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

The Company’s net income for the three months ended September 30, 2015 and 2014 includes approximately $7,000 and $17,000, respectively of compensation costs related to share based payments. The Company’s net income for the nine months ended September 30, 2015 and 2014 includes approximately $25,000 and $60,000, respectively of compensation costs related to share based payments. As of September 30, 2015 there is $18,000 of unrecognized compensation expense related to non-vested stock option grants and stock grants. We expect approximately $4,000 of additional stock-based compensation expense to be recognized over the remainder of 2015, $11,000 to be recognized during 2016, and $3,000 to be recognized during 2017.

As of September 30, 2015, the Company had three stock-based compensation plans pursuant to which stock options were, or may be, granted. The Plans provide for the award of options, which may either be incentive stock options (“ISOs”) within the meaning of Section 422A of the Internal Revenue Code of 1986, as amended (the “Code”) or non-qualified options (“NQOs”) which are not subject to special tax treatment under the Code, as well as for stock grants.

On April 12, 2001, the Board of Directors approved for adoption, effective December 27, 2001, the 2001 Stock Option Plan (“2001 Plan”). The 2001 Plan authorizes the grant of options to purchase up to an aggregate of 119,050, shares of the Company’s Common Stock. As of September 30, 2015, options for 139,958 shares (including cancelled shares re-issued under the Plan) have been granted and were fully vested at the time of grant and options for 2,000 shares remain outstanding.

On April 24, 2002, the Board of Directors approved for adoption, effective October 12, 2002, the 2002 Stock Option Plan (“2002 Plan”). The 2002 Plan authorizes the grant of options to purchase up to an aggregate of 142,860 shares of the Company’s Common Stock. As of September 30, 2015, options for 123,430 shares have been granted and were fully vested at the time of grant and options for 27,500 shares remain outstanding.

On April 10, 2009, the Board of Directors approved for adoption, and on June 5, 2009, the shareholders of the Corporation approved, a 2009 Stock Incentive Plan (“2009 Plan”). The 2009 Plan authorizes the issuance of up to 250,000 shares of stock or options to purchase stock of the Company. As of September 30, 2015, options for 201,000 shares had been granted and options for 174,000 shares remain outstanding.

A summary of the Company’s stock option activity and related information is as follows:

	Shares under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance at December 31, 2014	214,500	$5.20	2.1	$25,960
Granted	-	-
Cancelled	11,000	$5.24
Exercised	-	-
Outstanding at September 30, 2015	203,500	$5.20	1.3	$25,665

Exercisable at September 30, 2015	159,900	$5.19	1.0	$25,665

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

As of September 30, 2015, the Company was in compliance with the financial covenants provided in the Note and Warrant Purchase Agreement, as amended.

A summary of the Company’s stock warrant activity and related information is as follows:

	Shares under Warrant	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance at December 31, 2014	140,048	$0.01	7.5	$525,180
Granted
Cancelled	-	-
Exercised	-	-
Outstanding at September 30, 2015	140,048	$0.01	6.8	$523,780

Exercisable at September 30, 2015	-	-	-	-

A summary of the Company’s stock option activity by grant date as of September 30, 2015 is as follows:

	Options Outstanding				Options Vested
Options by Grant Date	Shares	Weighted Avg.	Remain. Life	Intrinsic Val	Shares	Weighted Avg.	Remain. Life	Intrinsic Val
Dec 2005	29,500	$2.88	0.3	$25,665	29,500	$2.88	0.3	$25,665
Dec 2010	64,000	6.16	0.3	-	64,000	6.16	0.3	-
Jan 2011	6,000	5.96	0.3	-	6,000	5.96	0.3	-
Nov 2012	94,000	5.17	2.2	-	56,400	5.17	2.2	-
Nov 2013	10,000	5.75	3.1	-	4,000	5.75	3.1	-
TOTAL	203,500	$5.20	1.3	$25,665	159,900	$5.19	1.0	$25,665

The aggregate intrinsic value in the tables above represents the total pre-tax intrinsic value (the difference between the closing price of the Company’s common stock on the last trading day of the quarter ended September 30, 2015 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all the holders exercised their options on September 30, 2015.

Note 3 - Legal Proceedings

The Company is party to certain claims or actions arising in the normal course of business. The ultimate outcome of these matters is unknown but, in the opinion of management, the resolution of these matters is not expected to have a significant effect on the future financial position or results of operations of the Company.

Note 4 - Other Comprehensive Loss

In the three and nine months ended September 30, 2015 the company had a comprehensive loss of approximately $547,000 and $1,010,000, respectively, all from foreign currency translation adjustments.

The following table sets forth the accumulated balance of other comprehensive loss and each component.

	Foreign Currency Items	Total Accumulated Other Comprehensive Loss

Beginning balance as of January 1, 2015	$(2,901,212)	$(2,901,212)

Current period change, net of tax	(1,009,986)	(1,009,986)

Ending Balance as of September 30, 2015	$(3,911,198)	$(3,911,198)

Note 5 - Inventories, Net

	September 30, 2015	December 31, 2014
Raw materials	$3,139,041	$3,294,030
Work in process	1,439,578	1,657,164
Finished goods	13,948,036	13,448,796
Allowance for excess quantities	(824,277)	(644,690)
Total inventories	$17,702,378	$17,755,300

Note 6 - Geographic Segment Data

The Company has determined that it operates primarily in one business segment which designs, manufactures and distributes film and film related products for use in packaging, storage and novelty balloon products. The Company operates in foreign and domestic regions. Information about the Company's operations by geographic areas is as follows:

	Net Sales to Outside Customers		Net Sales to Outside Customers
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

United States	$11,377,000	$10,808,000	$33,904,000	$30,986,000
Europe	374,000	380,000	1,031,000	1,182,000
Mexico	2,606,000	2,789,000	6,867,000	8,424,000
United Kingdom	524,000	592,000	1,675,000	2,057,000

	$14,881,000	$14,569,000	$43,477,000	$42,649,000

	Total Assets at
	September 30,	December 31,
	2015	2014

United States	$29,874,000	$33,026,000
Europe	1,398,000	1,457,000
Mexico	7,755,000	7,516,000
United Kingdom	1,529,000	1,048,000

	$40,556,000	$43,047,000

Note 7 - Concentration of Credit Risk

Concentration of credit risk with respect to trade accounts receivable is generally limited due to the large number of entities comprising the Company's customer base. The Company performs ongoing credit evaluations and provides an allowance for potential credit losses against the portion of accounts receivable which is estimated to be uncollectible. Such losses have historically been within management's expectations. During the three and nine months ended September 30, 2015 and 2014, there were two customers whose purchases represented more than 10% of the Company’s consolidated net sales, respectively. Sales to these customers for the three and nine months ended September 30, 2015 and 2014 are as follows:

	Three Months Ended		Three Months Ended
	September 30, 2015		September 30, 2014
Customer	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Customer A	$3,256,000	21.9%	$3,369,000	23.1%
Customer B	$2,282,000	15.3%	$2,420,000	16.6%

	Nine Months Ended		Nine Months Ended
	September 30, 2015		September 30, 2014
Customer	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Customer A	$11,660,000	26.8%	$11,299,000	26.5%
Customer B	$6,091,000	14.0%	$5,583,000	13.1%

As of September 30, 2015, the total amounts owed to the Company by these customers were approximately $1,957,000 or 19.3%, and $1,972,000 or 19.5%, of the Company’s consolidated net accounts receivable, respectively. The amounts owed at September 30, 2014 by these customers were approximately $2,089,000 or 18.8%, and $2,430,000 or 21.9% of the Company’s consolidated net accounts receivable, respectively.

Note 8 - Related Party Transactions

Stephen M. Merrick, President of the Company, is of counsel to the law firm of Vanasco Genelly and Miller PC which provides legal services to the Company. Legal fees paid by the Company to this firm for the three months ended September 30, 2015 and 2014, respectively, were $22,000 and $33,000. Legal fees paid by the Company to this firm for the nine months ended September 30, 2015 and 2014, respectively, were $114,000 and $84,000.

Interest payments have been made or accrued to John H. Schwan for loans made to the Company. During the three months ended September 30, 2015 and 2014 these interest payments totaled $22,000 and $20,000, respectively. During the nine months ended September 30, 2015 and 2014 these interest payments totaled $64,000 and $60,000, respectively.

On July 1, 2011, Flexo Universal, S.R.L. de C.V. (“Flexo”) entered into a lease agreement with Venture Leasing S.A. de R.L. (“Venture Leasing Mexico”) for the lease of balloon production equipment financed and owned by Venture Leasing Mexico and used by Flexo for the production of latex balloons. Venture Leasing Mexico is wholly owned by entities owned by John H. Schwan, Chief Executive Officer of the Company and Stephen M. Merrick, President of the Company. Venture Leasing Mexico and Venture Leasing L.L.C., also owned by entities owned by Mr. Schwan and Mr. Merrick, are deemed variable interest entities and are consolidated with the accounts of the Company. During the three and nine months ended September 30, 2015, Flexo made lease payments to Venture Leasing Mexico totaling $36,000 and $108,000. During the three and nine months ended September 30, 2014, Flexo made lease payments to Venture Leasing Mexico totaling $36,000 and $109,000.

John H. Schwan, Chief Executive Officer of the Company, through an investment entity, and Stephen M. Merrick, President of the Company, also through an investment entity own, in aggregate, a 50% interest in Clever Container Company L.L.C., an Illinois limited liability company. During the three months ended September 30, 2015 and 2014, Clever Container purchased various products from the Company in the amount of $127,000 and $242,000, respectively. During the nine months ended September 30, 2015 and 2014, Clever Container purchased various products from the Company in the amount of $352,000 and $567,000, respectively. As of September 30, 2015 and 2014, the balance of accounts receivable from Clever Container to the Company were $498,000 and $266,000, respectively.

Note 9 - Derivative Instruments; Fair Value

The following tables represents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

	Amount as of
Description	9/30/2015	Level 1	Level 2	Level 3

Warrant Liability	$524,000	-	$524,000

	$524,000	$-	$524,000	$-

	Amount as of
Description	12/31/2014	Level 1	Level 2	Level 3

Warrant Liability	$525,000	-	$525,000	-

	$525,000		$525,000

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

The Effect of Derivative Instruments on the Statement of Financial Performance

For the three months ended
	September 30, 2015		September 30, 2014
Derivatives not Designated as Hedging Instruments under Statement 133	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
Interest Rate Contracts	Interest Expense	$-	Interest Expense	$-
Interest on fixed/variable rate variances		$-		$21,000

The Effect of Derivative Instruments on the Statement of Financial Performance

	For the nine months ended
	September 30, 2015		September 30, 2014
Derivatives not Designated as Hedging Instruments under Statement 133	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
Interest Rate Contracts	Interest Expense	$-	Interest Expense	$3,000
Interest on fixed/variable rate variances		$-		$63,000

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

Results of Operations

Net Sales. For the three months ended September 30, 2015, net sales were $14,881,000 compared to net sales of $14,569,000 for the same period of 2014, an increase of 2.1%. For the quarters ended September 30, 2015 and 2014, net sales by product category were as follows:

	Three Months Ended
	September 30, 2015		September 30, 2014
	$	% of	$	% of
Product Category	(000) Omitted	Net Sales	(000) Omitted	Net Sales

Foil Balloons	5,253	35%	5,657	39%

Latex Balloons	2,613	18%	3,001	20%

Vacuum Sealing Products	3,983	27%	3,777	26%

Film Products	1,409	9%	1,435	10%

Other Sales	1,623	11%	699	5%

Total	14,881	100%	14,569	100%

For the nine months ended September 30, 2015, net sales were $43,477,000 compared to net sales of $42,649,000 for the same period of 2014, an increase of 1.9%. For the nine months ended September 30, 2015 and 2014, net sales by product category were as follows:

	Nine Months Ended
	September 30, 2015		September 30, 2014
	$	% of	$	% of
Product Category	(000) Omitted	Net Sales	(000) Omitted	Net Sales

Foil Balloons	18,607	43%	19,045	45%

Latex Balloons	7,221	17%	8,986	21%

Vacuum Sealing Products	9,446	22%	8,599	20%

Film Products	3,289	8%	3,364	8%

Other Sales	4,914	11%	2,655	6%

Total	43,477	100%	42,649	100%

Foil Balloons. During the three months ended September 30, 2015 revenues from the sale of foil balloons decreased by 7.1% compared to the prior year period from $5,657,000 to $5,253,000. During the nine months ended September 30, 2015 revenues from the sale of foil balloons decreased by 2.3% compared to the prior year period from $19,045,000 to $18,607,000. During the nine months ended September 30, 2015, foil balloon sales to our largest customer increased to $11,335,000 from $10,982,000 in the nine months ended September 30, 2014. For the nine month period, sales of foil balloons to other customers decreased to $7,272,000 from $8,063,000 for the same period last year. These sales to other customers include sales in the United States, Mexico, the United Kingdom and Europe. The decrease in sales to other customers is attributable to several customers in the United Kingdom and the United States and also to the lower dollar value of Euro and Peso denominated sales in Europe and Mexico.

Latex Balloons. During the three months ended September 30, 2015 revenues from the sale of latex balloons decreased by 12.9% compared to the prior year period from $3,001,000 to $2,613,000. During the nine months ended September 30, 2015 revenues from the sale of latex balloons decreased by 19.6% compared to the prior year period from $8,986,000 to $7,221,000. The difference reflects (i) a single large sale in the first quarter of 2014 in excess of $465,000, (ii) a decline in sales of $300,000 to a customer of Flexo Universal, our Mexico subsidiary, and (iii) the lower Dollar value of Peso denominated sales by Flexo Universal for 2015 compared to 2014 due to the decline in the value of the Peso.

Vacuum Sealing Products. During the three months ended September 30, 2015 revenues from the sale of pouches and vacuum sealing machines increased by 5.4% compared to the prior year from $3,777,000 to $3,982,000. During the nine months ended September 30, 2015 revenues from the sale of pouches and vacuum sealing machines increased by 9.9% compared to the prior year from $8,599,000 to $9,446,000. Our sales in this product line in 2015 and 2014 have been in two product categories: (i) zippered pouches and (ii) vacuum sealing systems incorporating vacuum sealing machines and associated pouches and rolls of film. For the three and nine months ended 2015 and 2014, sales of pouch products (and vacuum sealing machines) in these categories have been as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Zippered Pouches	$845,000	$734,000	$2,060,000	$1,915,000

Vacuum Sealing Systems	3,137,000	3,043,000	7,386,000	6,684,000

Total	$3,982,000	$3,777,000	$9,446,000	$8,599,000

Zippered Pouches. Most of our sales of zippered pouches have been of branded products to a principal customer, although we have had limited sales of our ZipVac® pouch line as well. Sales of zippered pouch products increased from $1,915,000 during the nine months ended September 30, 2014 to $2,060,000 during the same period in 2015.

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

Our sales of our branded vacuum sealing systems increased from $6,684,000 during the nine months ended September 30, 2014 to $7,386,000 during the same period this year, principally as the result of increased sales to several retail chain stores.

Films. During the three months ended September 30, 2015 revenues from the sale of laminated film products decreased by 1.8% compared to the prior year period from $1,435,000 to $1,409,000. During the nine months ended September 30, 2015 revenues from the sale of laminated film products decreased by 2.2% compared to the prior year period from $3,364,000 to $3,289,000. The decrease is attributable to a decrease in sales to a principal customer. All of the sales of laminated film products during the nine months ended September 30, 2015 were to one principal customer.

Other Revenues. During the three months ended September 30, 2015, we had revenues from the sale of various other products totaling $1,623,000 compared to revenues from other products in the same period in 2014 of $699,000. During the nine months ended September 30, 2015, we had revenues from the sale of various other products totaling $4,914,000 compared to revenues from other products in the same period during 2014 of $2,655,000. The revenues from the sale of other products during 2015 include (i) sales of home container products by a variable interest entity which we now consolidate with our financial results in the amount of $2,690,000, (ii) $1,173,000 in sales of a line of “Candy Blossoms” and “Candy Loons” consisting of candy and small inflated balloons sold in small containers, and (iii) the sale of accessories and supply items related to balloon products.

Sales to a limited number of customers continue to represent a large percentage of our net sales. The table below illustrates the impact on sales of our top three and ten customers for the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended September 30,		Nine Months Ended September 30,
	% of Sales		% of Sales
	2015	2014	2015	2014

Top 3 Customers	46.5%	49.4%	48.3%	47.4%

Top 10 Customers	68.6%	70.8%	67.2%	65.4%

During the three and nine months ended September 30, 2015, there were two customers whose purchases represented more than 10% of the Company’s consolidated net sales. Sales to these customers for the three months ended September 30, 2015 were $3,256,000 or 21.9%, and $2,282,000 or 15.3%, of consolidated net sales, respectively. Sales to these customers for the three months ended September 30, 2014, were $3,369,000 or 23.1%, and $2,420,000 or 16.6% of consolidated net sales, respectively. Sales to these customers for the nine months ended September 30, 2015 were $11,660,000 or 26.8%, and $6,091,000 or 14.0%, of consolidated net sales, respectively. Sales to these customers for the nine months ended September 30, 2014, were $11,299,000 or 26.5% and $5,583,000 or 13.1% of consolidated net sales, respectively. The amount owed at September 30, 2015 by these customers were $1,957,000 or 19.3%, and $1,972,000 or 19.5%, of the Company’s consolidated net accounts receivable, respectively. As of September 30, 2014, the total amounts owed to the Company by these customers were $2,089,000 or 18.8% and $2,430,000 or 21.9% of the Company’s consolidated net accounts receivable, respectively.

Cost of Sales. During the three months ended September 30, 2015, the cost of sales represented 72.4% of net sales compared to 74.3% for the three months ended September 30, 2014. During the nine months ended September 30, 2015, the cost of sales represented 73.3% of net sales compared to 75.9% for the nine months ended September 30, 2014. The improvement in gross margins is attributable principally to an increase in the gross margins at our Mexico subsidiary, an increase in sales of higher margin products, and higher margins achieved on the sales of home container products. The improvement in gross margins at our Mexico subsidiary is attributable principally to (i) a decline in the price of natural latex, and (ii) improvement in manufacturing efficiencies.

General and Administrative. During the three months ended September 30, 2015, general and administrative expenses were $1,840,000 or 12.4% of net sales, compared to $1,624,000 or 11.1% of net sales for the same period in 2014. During the nine months ended September 30, 2015, general and administrative expenses were $5,300,000 or 12.2% of net sales, compared to $5,499,000 or 12.9% of net sales for the same period in 2014. The increase in general and administrative expenses in the third quarter compared to the third quarter last year is attributable principally to (i) an increase in administrative expenses of a variable interest entity consolidated with our financial statements and (ii) a marginal increase in administrative expenses of our European subsidiaries.

Selling. During the three months ended September 30, 2015, selling expenses were $863,000 or 5.8% of net sales, compared to $1,006,000 or 6.9% of net sales for the same period in 2014. During the nine months ended September 30, 2015, selling expenses were $2,426,000 or 5.6% of net sales, compared to $2,334,000 or 5.5% of net sales for the same period in 2014.

Advertising and Marketing. During the three months ended September 30, 2015, advertising and marketing expenses were $689,000 or 4.6% of net sales for the period, compared to $596,000 or 4.1% of net sales for the same period of 2014. During the nine months ended September 30, 2015, advertising and marketing expenses were $2,006,000 or 4.6% of net sales for the period, compared to $1,646,000 or 3.9% of net sales for the same period of 2014. The increase is attributable to an increase of $305,000 in advertising and marketing expenses in US operations.

Other Income (Expense). During the three months ended September 30, 2015, the Company incurred interest expense of $345,000, compared to interest expense during the same period of 2014 in the amount of $236,000. During the nine months ended September 30, 2015, the Company incurred net interest expense of $1,037,000, compared to net interest expense during the same period of 2014 in the amount of $742,000. In addition to the interest on our line of credit with BMO Harris, the interest charges include (i) interest paid on our mezzanine loan with BMO Equity, (ii) a charge for the amount of the debt discount attributable to the warrants used in the BMO Equity transaction and (iii) a variable charge relating to the change in value of the warrants by reason of change in market price of our common stock.

For the three months ended September 30, 2015, the Company had a foreign currency transaction gain of $44,000 compared to a foreign currency transaction gain of $8,000 during the same period of 2014. For the nine months ended September 30, 2015, the Company had a foreign currency transaction gain of $47,000 compared to a foreign currency transaction gain of $6,000 during the same period of 2014.

Income Taxes. For the three months ended September 30, 2015, the Company reported a consolidated income tax expense of $161,000, compared to a consolidated income tax expense of $122,000 for the same period of 2014. For the nine months ended September 30, 2015, the Company reported a consolidated income tax expense of $387,000, compared to a consolidated income tax expense of $36,000 for the same period of 2014. For the nine months ended September 30, 2015, this income tax expense was composed of an income tax expense in the United States, income tax expense in Mexico of Flexo Universal, our Mexican subsidiary, an income tax benefit in the United Kingdom of CTI Balloons Limited, our United Kingdom subsidiary and income tax benefit in Europe of CTI Europe gmbH, our Germany subsidiary.

Net Income. For the three months ended September 30, 2015, the Company had net income of $209,000 or $0.06 per share (basic and diluted,) compared to net income of $210,000 for the same period of 2014 or $0.06 per share (basic and diluted). For the nine months ended September 30, 2015, the Company had net income of $546,000 or $0.17 per share (basic) and $0.16 per share (diluted,) compared to net income of $132,000 for the same period of 2014 or $0.04 per share (basic and diluted). For the nine months ended September 30, 2015, the Company had income from operations of $1,882,000 compared to income from operations during the same period in 2014 of $789,000.

Financial Condition, Liquidity and Capital Resources

Cash Flow Items.

Operating Activities. During the nine months ended September 30, 2015, net cash provided by operations was $3,390,000, compared to net cash used in operations during the nine months ended September 30, 2014 of $2,851,000.

Significant changes in working capital items during the nine months ended September 30, 2015 included:

Increases to cash flow: (i) depreciation and amortization in the amount of $1,379,000 compared to $1,594,000 for the same period last year, (ii) a decrease in accounts receivable of $665,000 compared to an increase of $2,449,000 for the same period last year, (iii) an increase in trade payables of $923,000 compared to an increase of $2,021,000 for the same period last year, (iv) an increase of accrued liabilities of $61,000 compared to a decrease of $1,120,000 last year and (v) a decrease in prepaid expenses of $107,000 compared to a decrease of $413,000 last year, and

Cash flow was decreased as a result of an increase in inventory of $688,000, which is substantially less than the increase in inventory for the same period last year of $3,164,000.

Investing Activity. During the nine months ended September 30, 2015, cash used in investing activity was $465,000, compared to $839,000 in the same period of 2014. Substantially all of this expense is related to equipment acquisitions and capitalized maintenance, leasehold improvements, tooling and related expense.

Financing Activities. During the nine months ended September 30, 2015, cash used in financing activities was $2,781,000 compared to cash provided by financing activities for the same period of 2014 in the amount of $3,177,000. During the nine months ended September 30, 2015, financing activities included payment of $396,000 on long-term debt obligations and a decrease in the amount outstanding under our revolving line of credit of $1,912,000.

Liquidity and Capital Resources. At September 30, 2015, the Company had cash balances of $273,000 compared to cash balances of $172,000 for the same period in 2014 and there was $2,164,000 available to advance under the Company’s revolving line of credit.

At September 30, 2015, the Company had a working capital balance of $11,484,000 compared to a working capital balance of $11,545,000 at December 31, 2014.

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

The Credit Agreement, as amended, provides that the outstanding balance of all loans under the agreement will bear interest with reference to a base rate or, at the option of the Company, with reference to an adjusted LIBOR. At September 30, 2015, the effective rate on the outstanding loan balances was 4.0%.

As of September 30, 2015, the outstanding balances on the loans with BMO Harris were: (i) revolving line of credit, $9,755,000, (ii) mortgage loan, $1,828,000, and (iii) equipment loan, $402,000.

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

On October 13, 2015, the Company entered into Amendment No. 6 to the Credit Agreement among the Company and BMO Harris. Pursuant to the terms of the Amendment, the company will be able to obtain advances under the revolving line of credit with BMO Harris in the amount provided for in the borrowing base formula plus an overadvance amount of up to $1 million, up to a total maximum amount under the revolving line of credit of $12 million. The provision for the overadvance amount is available to the company for the period from October 1, 2015 to April 30, 2016.

Management believes that the funds available under the Credit Agreement, as amended, as well as internally generated funds will be sufficient for the Company to meet its working capital needs for at least the next 12 months.

As of September 30, 2015, the Company was in compliance with all the financial covenants under the Credit Agreement and the Note and Warrant Purchase Agreement.

Seasonality

In recent years, sales in the foil balloon product line have historically been seasonal with approximately 40% occurring in the period from December through March and 24% being generated in the period from July through October. The sales of latex balloons and laminated film products have not historically been seasonal.

Critical Accounting Policies

Please see pages 26-29 of our Annual Report on Form 10-K for the year ended December 31, 2014 for a description of policies that are critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. No material changes to such information have occurred during the three and nine months ended September 30, 2015.

Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk

Not applicable.

Item 4. Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2015. Based on such review and evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of September 30, 2015, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, (a) is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and (b) is accumulated and communicated to our management, including the officers, as appropriate to allow timely decisions regarding required disclosure. There were no material changes in our internal control over financial reporting during the three and nine months ended September 30, 2015 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 6. Exhibits

The following are being filed as exhibits to this report:

Exhibit Number	Description

3.1	Third Restated Certificate of Incorporation of CTI Industries Corporation (incorporated by reference to Exhibit A contained in Registrant’s Schedule 14A Definitive Proxy Statement for solicitation of written consent of shareholders, as filed with Commission on October 25, 1999).
3.2	By-laws of CTI Industries Corporation (incorporated by reference to Exhibit 3.1 contained in Registrant’s Form SB-2 Registration Statement (File No. 333-31969) effective November 5, 1997).
10.1	Sixth Amendment to Loan Agreement between BMO Harris Bank, N.A. and the Company dated October 13, 2015
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101	Interactive Data Files, including the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 12, 2015	CTI INDUSTRIES CORPORATION

	By:	/s/ John H. Schwan
John H. Schwan
Chief Executive Officer

	By:	/s/ Stephen M. Merrick
Stephen M. Merrick
President

	By:	/s/ Timothy S. Patterson
Timothy S. Patterson
Chief Financial Officer
Senior Vice President Finance

Exhibit Index

Exhibit Number	Description
3.1	Third Restated Certificate of Incorporation of CTI Industries Corporation (incorporated by reference to Exhibit A contained in Registrant’s Schedule 14A Definitive Proxy Statement for solicitation of written consent of shareholders, as filed with Commission on October 25, 1999).
3.2	By-laws of CTI Industries Corporation (incorporated by reference to Exhibit 3.1 contained in Registrant’s Form SB-2 Registration Statement (File No. 333-31969) effective November 5, 1997).
10.1	Sixth Amendment to Loan Agreement between BMO Harris Bank, N.A. and the Company dated October 13, 2015
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101	Interactive Data Files, including the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements.

