Form 10-K/A
period 2014-12-31
CTI INDUSTRIES CORP
filed 2015-12-04
CIK 1042187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________

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

ANNUAL REPORT ON FORM 10-K/A

For the annual period ended December 31, 2014

EXPLANATORY NOTE

This Form 10-K/A is being filed by the Company to amend Item No. 9A of Part II, and to replace with Exhibit 99.1 the Exhibit 99 in Part IV, which were included in the Form 10-K of the Company for the annual period ended December 31, 2014, filed on March 30, 2015. This Amendment No. 1 is filed to state that (a) both the Company’s Principal Executive Officer and Principal Financial Officer join in the conclusion as to the effectiveness of the disclosure controls and procedures as of December 31, 2014, and (b) to include a newly revised audit report for Flexo Universal, S.A. DE C.V. to refer to financial statements for the fiscal years ending on December 31, 2014 and December 31, 2013, to eliminate reference to certain immaterial items and to make reference to the Statement of Operations rather than a Statement of Comprehensive Income.

This Amendment No. 1 contains only information for the annual period ended December 31, 2014. Except as to disclosure controls, the filing of Exhibit 99.1, and the revision of Part IV, Item No. 15, Exhibit list and the Exhibit Index to replace Exhibit 99 with Exhibit 99.1, the sections and exhibits of the Form 10-K as originally filed are unchanged and continue in full force and effect as previously filed. This Amendment No. 1 speaks as of the date of the original filings of Form 10-K and has not been updated to reflect events occurring subsequent to the original filing dates. Accordingly, this Amendment No. 1 should be read in conjunction with the original filing on March 30, 2015.

PART II

Item No. 9A – Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2014, the end of the period covered by this report. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that (a) our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, (b) that such information is accumulated and communicated, as appropriate, to allow for timely decisions regarding required disclosure as of December 31, 2014, and (c) that the disclosure controls and procedures were effective as of December 31, 2014. There were no material changes in our internal control over financial reporting during the fourth quarter of 2014 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

PART IV

Item No. 15 – Exhibits and Financial Statement Schedules

1.	The Consolidated Financial Statements filed as part of this report on Form 10-K are listed on the accompanying Index to Consolidated Financial Statements and Consolidated Financial Statement Schedules.

2.	Financial schedules required to be filed by Item 8 of this form, and by Item 15(d) below:

Schedule II Valuation and qualifying accounts

All other financial schedules are not required under the related instructions or are inapplicable and therefore have been omitted.

3.	Exhibits:

Exhibit
Number	Document

3.1	Third Restated Certificate of Incorporation of CTI Industries Corporation (Incorporated by reference to Exhibit A contained in Registrant’s Schedule 14A Definitive Proxy Statement for solicitation of written consent of shareholders, as filed with the Commission on October 25, 1999)
3.2	By-Laws of CTI Industries Corporation (Incorporated by reference to Exhibit 3.2, contained in Registrant’s Form SB-2 Registration Statement (File No. 333-31969) effective November 5, 1997)
4.1	Form of CTI Industries Corporation’s common stock certificate (Incorporated by reference to Exhibit 4.1, contained in Registrant’s Form SB-2 Registration Statement (File No. 333-31969) effective November 5, 1997)
10.1	CTI Industries Corporation 2001 Stock Option Plan (Incorporated by reference to Appendix E contained in Registrant’s Schedule 14A Definitive Proxy Statement, as filed with the Commission on May 21, 2001)
10.2	CTI Industries Corporation 2002 Stock Option Plan (Incorporated by reference to Appendix A contained in Registrant’s Schedule 14A Definitive Proxy Statement, as filed with the Commission on May 15, 2002)
10.3	CTI Industries Corporation 2009 Stock Incentive Plan (Incorporated by reference to Schedule A contained in Registrant’s Schedule 14A Definitive Proxy Statement, as filed with the Commission on April 30, 2009)

10.4	Credit Agreement between Harris N.A. and CTI Industries Corporation dated April 29, 2010 (Incorporated by reference to Exhibit 10.2 contained in Registrant’s Report on Form 10-Q dated May 14, 2010)
10.5	Mortgage and Security Agreement between Harris N.A. and the Company dated April 29, 2010 (Incorporated by reference to Exhibit 10.3 contained in Registrant’s Report on Form 10-Q dated May 14, 2010)
10.6	Security Agreement between Harris N.A. and the Company dated April 29, 2010 (Incorporated by reference to Exhibit 10.4 contained in Registrant’s Report on Form 10-Q dated May 14, 2010)
10.7	Pledge Agreement between Harris N.A. and the Company dated April 29, 2010 (Incorporated by reference to Exhibit 10.5 contained in Registrant’s Report on Form 10-Q dated May 14, 2010)
10.8	Trademark License Agreement between S.C. Johnson & Son, Inc. and the Company dated December 14, 2011 (Incorporated by reference to Exhibit 10.14 contained in Registrant’s Report on Form 10-K dated March 29, 2012)
10.9	Third Amendment to Credit Agreement between BMO Harris Bank, N.A. and the Company dated July 17, 2012 (Incorporated by reference to Exhibit 10.1 contained in Registrant’s Report on Form 10-Q dated August 14, 2012).
10.10	Replacement Revolving Note between BMO Harris Bank, N.A. and the Company dated July 17, 2012 (Incorporated by reference to Exhibit 10.2 contained in Registrant’s Report on Form 10-Q dated August 14, 2012).
10.11	Note and Warrant Purchase Agreement between BMO Private Equity, Inc. and the Company dated July 17, 2012 (Incorporated by reference to Exhibit 10.3 contained in Registrant’s Report on Form 10-Q dated August 14, 2012).
10.12	Warrant Agreement between BMO Private Equity (U.S.), Inc. and the Company dated July 17, 2012 (Incorporated by reference to Exhibit 10.4 contained in Registrant’s Report on Form 10-Q dated August 14, 2012).
10.13	Senior Secured Subordinated Promissory Note between BMO Private Equity (U.S.), Inc. and the Company dated July 17, 2012 (Incorporated by reference to Exhibit 10.5 contained in Registrant’s Report on Form 10-Q dated August 14, 2012).
10.14	Lease Agreement between Schultz Bros. Co. and the Company dated September 19, 2012 (Incorporated by reference to Exhibit 10.8 contained in Registrant’s Report on Form 10-Q dated November 14, 2012).
10.15	Fourth Amendment to Credit Agreement between BMO Harris Bank, N.A. and the Company dated April 12, 2013. (Incorporated by reference to Exhibit 10.1 contained in Registrant’s Report on Form 10-Q dated May 15, 2013).

10.16	First Amendment to Note and Warrant Purchase Agreement between BMO Private Equity (U.S.), Inc. and the Company dated April 12, 2013. (Incorporated by reference to Exhibit 10.2 contained in Registrant’s Report on Form 10-Q dated May 15, 2013).
10.17	Supply Agreement between Toray Plastics (America), Inc. and the Company dated December 30, 2013 (Incorporated by reference to Exhibit 10.20 contained in Registrant’s Report on Form 10-K dated March 31, 2014).
10.18	Consignment and Pay by Scan Agreement between Food Lion L.L.C. and CTI Supply, Inc. dated December 10, 2014.
10.19	Fifth Amendment to Credit Agreement between BMO Harris Bank, N.A. and the Company dated December 23, 2014.
10.20	Second Amendment to Note and Warrant Purchase Agreement between BMO Private Equity (U.S.), Inc. and the Company dated December 23, 2014.
14	Code of Ethics (Incorporated by reference to Exhibit contained in the Registrant’s Form 10-K/A Amendment No. 2, as filed with the Commission on October 8, 2004)
21	Subsidiaries (description incorporated in Form 10-K under Item No. 1)
23.1	Consent of Independent Registered Public Accounting Firm, Plante & Moran, PLLC.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Audited financial statements of the Company’s subsidiary, Flexo Universal, S.A. de C.V. for the year ended December 31, 2014.
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

Dated: November 25, 2015

CTI INDUSTRIES CORPORATION

By:	/s/ John H. Schwan
John H. Schwan, Chief Executive Officer and Director

By:	/s/ Timothy S. Patterson
Timothy S. Patterson, Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Document

3.1	Third Restated Certificate of Incorporation of CTI Industries Corporation (Incorporated by reference to Exhibit A contained in Registrant’s Schedule 14A Definitive Proxy Statement for solicitation of written consent of shareholders, as filed with the Commission on October 25, 1999)
3.2	By-Laws of CTI Industries Corporation (Incorporated by reference to Exhibit 3.2, contained in Registrant’s Form SB-2 Registration Statement (File No. 333-31969) effective November 5, 1997)
4.1	Form of CTI Industries Corporation’s common stock certificate (Incorporated by reference to Exhibit 4.1, contained in Registrant’s Form SB-2 Registration Statement (File No. 333-31969) effective November 5, 1997)
10.1	CTI Industries Corporation 2001 Stock Option Plan (Incorporated by reference to Appendix E contained in Registrant’s Schedule 14A Definitive Proxy Statement, as filed with the Commission on May 21, 2001)
10.2	CTI Industries Corporation 2002 Stock Option Plan (Incorporated by reference to Appendix A contained in Registrant’s Schedule 14A Definitive Proxy Statement, as filed with the Commission on May 15, 2002)
10.3	CTI Industries Corporation 2009 Stock Incentive Plan (Incorporated by reference to Schedule A contained in Registrant’s Schedule 14A Definitive Proxy Statement, as filed with the Commission on April 30, 2009)
10.4	Credit Agreement between Harris N.A. and CTI Industries Corporation dated April 29, 2010 (Incorporated by reference to Exhibit 10.2 contained in Registrant’s Report on Form 10-Q dated May 14, 2010)
10.5	Mortgage and Security Agreement between Harris N.A. and the Company dated April 29, 2010 (Incorporated by reference to Exhibit 10.3 contained in Registrant’s Report on Form 10-Q dated May 14, 2010)
10.6	Security Agreement between Harris N.A. and the Company dated April 29, 2010 (Incorporated by reference to Exhibit 10.4 contained in Registrant’s Report on Form 10-Q dated May 14, 2010)
10.7	Pledge Agreement between Harris N.A. and the Company dated April 29, 2010 (Incorporated by reference to Exhibit 10.5 contained in Registrant’s Report on Form 10-Q dated May 14, 2010)

10.8	Trademark License Agreement between S.C. Johnson & Son, Inc. and the Company dated December 14, 2011 (Incorporated by reference to Exhibit 10.14 contained in Registrant’s Report on Form 10-K dated March 29, 2012)
10.9	Third Amendment to Credit Agreement between BMO Harris Bank, N.A. and the Company dated July 17, 2012 (Incorporated by reference to Exhibit 10.1 contained in Registrant’s Report on Form 10-Q dated August 14, 2012).
10.10	Replacement Revolving Note between BMO Harris Bank, N.A. and the Company dated July 17, 2012 (Incorporated by reference to Exhibit 10.2 contained in Registrant’s Report on Form 10-Q dated August 14, 2012).
10.11	Note and Warrant Purchase Agreement between BMO Private Equity, Inc. and the Company dated July 17, 2012 (Incorporated by reference to Exhibit 10.3 contained in Registrant’s Report on Form 10-Q dated August 14, 2012).
10.12	Warrant Agreement between BMO Private Equity (U.S.), Inc. and the Company dated July 17, 2012 (Incorporated by reference to Exhibit 10.4 contained in Registrant’s Report on Form 10-Q dated August 14, 2012).
10.13	Senior Secured Subordinated Promissory Note between BMO Private Equity (U.S.), Inc. and the Company dated July 17, 2012 (Incorporated by reference to Exhibit 10.5 contained in Registrant’s Report on Form 10-Q dated August 14, 2012).
10.14	Lease Agreement between Schultz Bros. Co. and the Company dated September 19, 2012 (Incorporated by reference to Exhibit 10.8 contained in Registrant’s Report on Form 10-Q dated November 14, 2012).
10.15	Fourth Amendment to Credit Agreement between BMO Harris Bank, N.A. and the Company dated April 12, 2013. (Incorporated by reference to Exhibit 10.1 contained in Registrant’s Report on Form 10-Q dated May 15, 2013).
10.16	First Amendment to Note and Warrant Purchase Agreement between BMO Private Equity (U.S.), Inc. and the Company dated April 12, 2013. (Incorporated by reference to Exhibit 10.2 contained in Registrant’s Report on Form 10-Q dated May 15, 2013).
10.17	Supply Agreement between Toray Plastics (America), Inc. and the Company dated December 30, 2013 (Incorporated by reference to Exhibit 10.20 contained in Registrant’s Report on Form 10-K dated March 31, 2014).
10.18	Consignment and Pay by Scan Agreement between Food Lion L.L.C. and CTI Supply, Inc. dated December 10, 2014.
10.19	Fifth Amendment to Credit Agreement between BMO Harris Bank, N.A. and the Company dated December 23, 2014.

10.20	Second Amendment to Note and Warrant Purchase Agreement between BMO Private Equity (U.S.), Inc. and the Company dated December 23, 2014.
14	Code of Ethics (Incorporated by reference to Exhibit 14 contained in the Registrant’s Form 10-K/A Amendment No. 2, as filed with the Commission on October 8, 2004)
21	Subsidiaries (description incorporated in Form 10-K under Item No. 1)
23.1	Consent of Independent Registered Public Accounting Firm, Plante & Moran, PLLC.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Audited financial statements of the Company’s subsidiary, Flexo Universal, S.A. de C.V. for the year ended December 31, 2014.
101

Interactive Data Files, including the following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements.