Form 10-K
period 2015-12-31
CTI INDUSTRIES CORP
filed 2016-03-30
CIK 1042187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Large accelerated filer ☐     Accelerated filer ☐    Non-accelerated filer ☐ Smaller Reporting Company  ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Based upon the closing price of $3.62 per share of the Registrant’s Common Stock as reported on NASDAQ Capital Market tier of The NASDAQ Stock Market on June 30, 2015, the aggregate market value of the voting common stock held by non-affiliates of the Registrant was then approximately $6,230,000. (The determination of stock ownership by non-affiliates was made solely for the purpose of responding to the requirements of the Form and the Registrant is not bound by this determination for any other purpose.)

The number of shares outstanding of the Registrant’s Common Stock as of March 1, 2016 was 3,371,504 (excluding treasury shares).

DOCUMENTS INCORPORATED BY REFERENCE

Part of Form 10-K into Which
Document	Document Is Incorporated

Sections of the registrant’s Proxy Statement To be filed on or before April 30, 2016 for the Annual Meeting of Stockholders	Part III

TABLE OF CONTENTS

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

PART I

Item No. 1 – Description of Business

Business Overview

We develop, produce and distribute a number of consumer products and sell these products throughout the United States and in over 35 other countries, and we produce film products for commercial and industrial uses in the United States. Many of our products utilize flexible films and, for a number of years, we have been a leading developer of innovative products which employ flexible films including novelty balloons, pouches and rolls of film for vacuum sealing and storage of products in the home and films for commercial packaging applications.

Our principal lines of products include:

Novelty Products consisting principally of foil and latex balloons and other inflatable toy items, and also Candy Blossoms (small containers of arranged candy items, often including a small inflated balloon.)

Vacuum Sealing Containers and Sealing Devices for home and consumer use to vacuum seal, store and preserve food and personal items.

Flexible Films for food and other commercial and packaging applications.

We leverage our technology to design and develop proprietary products which we market and sell and which we develop for our customers. We have been engaged in the business of developing flexible film products for 40 years and have acquired significant technology and know-how in that time. We currently hold several patents, and have patent applications pending, relating to flexible film products including specific films, zipper closures, valves and other features of these products.

We print, process and convert flexible film into finished products and we produce latex balloons and novelty items. Our principal production processes include:

•	Coating and laminating rolls of flexible film. Generally, we adhere polyethylene film to another film such as nylon or polyester.

•	Printing film and latex balloons. We print both plastic and latex films, with a variety of graphics, for use as packaging film or for balloons.

•	Converting printed film to balloons.

•	Converting film to flexible containers.

•	Producing latex balloons and other latex novelty items.

•	Assembly and inflation of novelty products and balloons.

In 1978, we began manufacturing metalized balloons (often referred to as "foil" balloons), which are balloons made of a base material (usually nylon or polyester) often having vacuum deposited aluminum and polyethylene coatings. These balloons remain buoyant when filled with helium for much longer periods than latex balloons and permit the printing of graphic designs on the surface. In 1985, we began marketing latex balloons and, in 1988, we began manufacturing latex balloons. In 1999, we acquired an extrusion coating and laminating machine and began production of coated and laminated films, which we have produced since that time.

For more than 20 years, we have been engaged in the production of flexible containers for the storage of liquids, food products, household goods and other items, and in the coating, laminating and printing of flexible films for our novelty and container products and for the production of laminated and printed films we supply to others.

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

We provide laminated films and printed films to customers who utilize the film to produce bags or pouches for the packaging of food, liquids and other items.

Commencing in 2014, we began assembling and producing Candyloons and Candy Blossoms - containers including candy items and air-inflated balloons - which we market to food store chains. Since 2014, we have distributed home container and organizing products, some of which we produce, to and through a related entity which distributes those products through a network of independent distributors in the United States. In 2015, we commenced the distribution of party goods in Mexico.

In 2015, our revenues from our product lines, as a percent of total revenues were:

•	Novelty Products	59% of revenues
•	Vacuum Sealing Containers and Devices	22% of revenues
•	Film Products	8% of revenues
•	Other Products	11% of revenues

We are an Illinois corporation with our principal offices and plant at 22160 N. Pepper Road, Lake Barrington, Illinois.

Business Strategies and Developments

Our business strategies, and recent developments related to our business, include:

•	Focus on our Core Assets and Expertise. We have been engaged in the development, production and sale of film and container products for 40 years and have developed assets, technology and expertise which, we believe, enable us to develop, manufacture, purchase, market and sell innovative products of high quality within our areas of knowledge and expertise. We plan to focus our efforts on these core assets and areas of expertise – film novelty products, consumer vacuum storage systems, specialty film products, container products, laminated films and printed films – to develop new products, to market and sell our products and to build our revenues.

•	Maintain a Focus on Margin Levels and Operating Costs in Order to Establish and Maintain Profitability. We consistently monitor, evaluate and manage our cost of goods sold, and our selling, general and administrative, expenses in order to establish and enhance profitability.

•	Develop New Products, Product Improvements and Technologies. We engage in research, design, innovation and development for the purpose of developing, and improving, products, materials, methods and technologies within our core product categories. We work to develop and identify new products, to improve existing products and to develop new technologies within our core product areas in order to enhance our competitive position and increase our sales. We seek to leverage our technology to develop innovative and proprietary products. In our novelty product lines, our development work includes new designs, new character licenses, new product developments, new materials and improved production methods. In our consumer storage product lines, we have developed new pouch closure systems and valves and new film methods for packaging applications. We have received seven patents for these developments and have patent applications pending. We developed and introduced a line of resealable pouches with a valve and pump system for household storage and vacuum sealing of food items. We introduced a line of vacuum sealing equipment for the vacuum sealing of pouches for food and household items and are engaged in development efforts to create new and enhanced vacuum sealing machines, accessories and related products. We work with customers to develop custom film products which serve the unique needs or requirements of the customer.

•	Develop New Channels of Distribution and New Sales Relationships. In order to increase sales, we seek to develop new channels of distribution and new sales relationships, both for existing and new products. Over the past several years, we have developed new distributors and customers for our pouch and novelty products, in the United States and in Europe, Mexico, Latin America and Australia, expanding the scope and level of our international sales and activities. We established an office and warehouse in Germany to support the extension of our sales and fulfillment activities in Europe. During 2011, we entered into a Trademark License Agreement with S.C. Johnson & Son under which SC Johnson licensed our company to use the Ziploc® Brand Vacuum Sealer System for home use with vacuum sealing machines to seal and store food and household items. This Agreement was renewed and extended for an additional three-year term in December 2014. We market and sell these machines and pouches throughout the United States, Canada and Mexico. During the past three years, we developed a relationship with a related company engaged in the sale of home containers and organization products and have become a supplier of products, some of which we produce, to that company. During 2015, we became a distributor in Mexico for a major party goods company.

•	Enhance Our Productive Capacity. We invest in new plant and equipment when appropriate to expand the range and volume of products we produce. During 2008 and 2009, we acquired, installed and commenced operation of equipment which enabled us to produce the pouches and rolls of film for our vacuum sealing storage business we developed. During 2010 and 2011, we designed, assembled and installed latex balloon production equipment which significantly enhanced our production capacity for latex balloons to support our growing sales of this product line. We significantly expanded our warehouse, packaging and fulfillment facilities and operations during 2013. During the first quarter of 2014, we acquired printing equipment which almost doubled printing capacity to support our growing sales of foil balloons. We have acquired and installed a new latex balloon production machine in Mexico which has become operational in March 2016; this machine will enhance our latex balloon production capacity by approximately 30%.

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

Latex Balloons. Through our subsidiary in Guadalajara, Mexico, Flexo Universal, S. de R.L. de C.V. (“Flexo Universal”), we manufacture latex balloons in 17 sizes and 62 colors. Many of these balloons are marketed under the name Partyloons® and balloons are also marketed on a private label basis. We also manufacture toy balloon products including punch balls, water bombs and "Animal Twisties."

Vacuum Sealing Pouches and Systems. We produce, market and sell consumer vacuum storage pouches and systems for the vacuum storage of food and other household items. We produce (i) vacuum sealable bags and rolls of film for use with vacuum sealing devices for household storage and (ii) valved, resealable bags also for vacuum storage uses. Our valved, resealable bags function with a small hand or battery-powered pump to evacuate air from the bag when it is sealed. Since 2012, we have produced and marketed vacuum sealable bags and rolls of film under the Ziploc® brand. We also market vacuum sealing machines, produced for us, under the Ziploc® Brand Vacuum Sealer System. We have produced and marketed a line of valved, resealable bags under our Zipvac™ line. This year, we are introducing a line of valved, resealable bags, including a line of vacuum sealing canisters to be sold under the brand Clever Fresh™ by Clever Container Company.

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

Other Products. We now distribute, and to some degree produce, home organization and container products for Clever Container Company, an entity consolidated with our company as a variable interest entity, which engages in the direct sale of such products through a network of independent distributors. Also, in 2015, we began to distribute party goods in Mexico.

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

We sell and distribute our balloon products (i) by our employed staff of sales and customer service personnel in the United States, Mexico, the UK and Germany, (ii) through a network of distributors and wholesalers in the United States, Mexico, the UK and Europe, (iii) through several groups of independent sales representatives, and (iv) to retail chains. Our balloon products are generally sold through retail outlets including grocery, general merchandise and drug store chains, card and gift shops, party goods stores as well as florists and balloon decorators.

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

We developed and, for several years, we have produced and sold a line of pouches and rolls of film for use with vacuum sealing machines to vacuum seal food and household items. Initially, we marketed these products through various retail channels under our brand or on a private label basis. On December 14, 2011, the Company entered into a Trademark License Agreement with SC Johnson under which the Company is licensed to manufacture and sell a line of vacuum sealing machines and pouches under the Ziploc® Brand Vacuum Sealer System. The agreement was initially for a three year term expiring on December 31, 2014 and was extended for a term commencing on January 1, 2015 and extending to December 31, 2017. The licensed product line includes vacuum sealing machines manufactured for the Company and pouches and rolls manufactured by the Company for use in the home to vacuum seal food items to preserve freshness and help prevent freezer burn.

During 2007, we introduced a line of re-sealable pouches incorporating a valve permitting the evacuation of air from the sealed pouch by use of a hand pump supplied with the pouches. This line of products is marketed under the brand name ZipVac®. We market this line of products principally to a direct sales company. We are introducing a line of resealable pouches and of vacuum sealable canisters under the brand Clever Fresh™ which we will provide to Clever Container Company for sale and distribution by them.

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

Production and Operations

We conduct our operations at our facilities including: (i) our 68,000 square feet facility in Lake Barrington, Illinois, incorporating our headquarters office, production and warehouse space, (ii) our 118,000 square foot facility in Lake Zurich, Illinois consisting of warehouse, packaging and office space (iii) a 73,000 square foot facility in Guadalajara, Mexico, consisting of office, warehouse and production space, (iv) a 9,000 square foot facility in Rugby, England consisting of office and warehouse space, (v) a 3,000 square foot facility in Heusenstamm, Germany, consisting of office and warehouse space and (vi) a 6,000 square foot facility in Heusenstamm, Germany consisting of office and warehouse space.

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

We warehouse raw materials at our plants in Lake Barrington, Illinois and Guadalajara, Mexico and we warehouse finished goods at our facilities in Lake Barrington, Illinois; Lake Zurich, Illinois; Guadalajara, Mexico; Rugby, England and Heusenstamm, Germany. We maintain customer service and fulfillment operations at each of our warehouse locations. We conduct sales operations for the United States and for all other markets, except those handled by our Mexico, Germany and England facilities, at the Lake Barrington, Illinois facility. Sales for Mexico and Latin America are handled at our Guadalajara, Mexico facility; sales for the United Kingdom are handled at our Rugby, England facility; sales for Europe are conducted from our facilities in Heusenstamm, Germany.

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

Raw Materials

The principal raw materials we use in manufacturing our products are (i) petroleum or natural gas-based films, (ii) petroleum or natural gas-based resin, (iii) latex, and (iv) printing inks. The cost of raw materials represents a significant portion of the total cost of our products, with the result that fluctuations in the cost of raw materials have a material effect on our profitability. The cost of our raw materials represented approximately 41.5% of our net revenues in 2015 compared to 41.7% in 2014. During the past several years, we have experienced significant fluctuations in the cost of these raw materials. We do not have any long-term agreements for the supply of raw materials and may experience wide fluctuations in the cost of raw materials in the future. Further, although we have been able to obtain adequate supplies of raw materials in the past, there can be no assurance that we will be able to obtain adequate supplies of one or more of our raw materials in the future.

A principal raw material for our latex balloon is natural latex. Over the past five years, the price of natural latex has been highly volatile, ranging from a low of approximately $2.15 per kilo to a high of $5.75 per kilo. During a portion of that time, when the price of latex rose rapidly, we were unable to increase the selling price of our latex balloons sufficiently to compensate for the increase in the cost of latex with the result that our margins on the sale of latex balloons declined significantly for a period of time. Over the past 3 years, the market price of natural latex has declined and our margins on the sale of latex balloon products have improved. However, the price of natural latex remains volatile and changes in the cost of latex may have a material effect on our gross margins for latex balloon products in the future.

Many of the foil balloons we produce and sell are intended to be filled with helium in order to be buoyant. Over the past several years, the price of helium has increased substantially and the availability of helium has, on occasion, been limited. Limited availability and the increase in the cost of helium may adversely affect our sales of foil balloons in the future.

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

Our company competes principally in the United States and Canada for the sale of vacuum sealing products. There are a number of companies who compete in those markets, principally Jarden Corporation, which was recently acquired by Newell Rubbermaid, Inc.

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

Trademarks. We own ten registered trademarks in the United States relating to our balloon products. Many of these trademarks are registered in foreign countries, principally in the European Union.

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

Research and Development

We maintain a product development and research group for the development or identification of new products, product designs, product components and sources of supply. Research and development includes (i) creative product development and design, (ii) creative marketing, and (iii) engineering development. During each of the fiscal years ended December 31, 2015 and 2014, we estimate that the total amount spent on research and development activities was approximately $633,000 and $633,000, respectively.

Employees

As of December 31, 2015, the Company had 106 full-time employees in the United States, of whom 19 are executive or supervisory, 4 are in sales, 62 are in manufacturing or warehouse functions and 21 are clerical. As of that same date, we had 18 full-time employees in England, of whom 4 are executive or supervisory, 4 are in sales, 9 in warehousing and one clerical. At Flexo Universal, our Mexico subsidiary, as of December 31, 2015, we had 326 full-time employees, of whom 6 are executive or supervisory, 4 are in sales, 307 are in manufacturing and 9 are clerical. As of December 31, 2015, the Company had 6 full-time employees in Germany, of whom one is executive or supervisory, 2 are in warehousing and 3 are clerical. The Company is not a party to any collective bargaining agreement in the United States, has not experienced any work stoppages, and believes that its relationship with its employees is satisfactory.

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

In August 2012, the U.S. Securities and Exchange Commission (SEC) issued a rule under Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act requiring companies to publicly disclose their use of conflict minerals that originated in the Democratic Republic of the Congo (DRC) or an adjoining country. Under the rule, issuers are required to conduct a reasonable country of origin inquiry and, if necessary, exercise due diligence process to ascertain the source of conflict minerals, defined as tantalum, tin, gold or tungsten, that are necessary to the functionality or production of their manufactured or contracted to be manufactured products. Companies are required to provide this disclosure on a new form to be filed with the SEC called Form SD. Companies were required to file Form SD on May 31, 2014 for the 2013 calendar period and annually on May 31 every year thereafter. The Company filed Form SD on May 29, 2015.

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

Our domestic and international sales to outside customers and assets by area over the period 2014-2015 have been as follows:

	United States	United Kingdom (UK)	Europe (Excluding UK)	Mexico	Consolidated
Year ended 12/31/15
Sales to outside customers	$46,520,000	$2,207,000	$1,530,000	$9,108,000	$59,365,000
Total Assets	$30,772,000	$1,791,000	$1,562,000	$7,680,000	$41,805,000

	United States	United Kingdom (UK)	Europe (Excluding UK)	Mexico	Consolidated
Year ended 12/31/14
Sales to outside customers	$42,896,000	$2,497,000	$1,592,000	$10,843,000	$57,828,000
Total Assets	$33,026,000	$1,048,000	$1,457,000	$7,516,000	$43,047,000

Available Information

We maintain our corporate website at www.ctiindustries.com and we make available, free of charge, through this website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports that we file with, or furnish to, the Securities and Exchange Commission (“SEC”), as soon as reasonably practicable after we electronically file that material with, or furnish it to, the SEC. You may also read and copy material filed by us with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549, and you may obtain information on the operation of the Public Reference Room by calling the SEC in the U.S. at 1-800-SEC-0330. In addition, the SEC maintains an Internet website, www.sec.gov, that contains reports, proxy and information statements and other information that we file electronically with the SEC. Our website also includes corporate governance information, including our Code of Ethics and our Coard Committee Charters. The information contained on our website does not constitute a part of this report.

Item No. 1B – Unresolved Staff Comments

As of the filing of this Annual report on Form 10-K, we had no unresolved comments from the staff of the Securities and Exchange Commission that were received not less than 180 days before the end of our 2015 fiscal year.

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

In August 2015, CTI Balloons, entered into a 5-year lease agreement for approximately 9,000 square feet of office and warehouse space in Rugby, England at a cost of $6,000 per month. This facility is utilized to warehouse balloon products and to manage and service the Company's operations in England.

In August 2011, Flexo Universal entered into a 5-year lease agreement, expiring July 31, 2016, for the lease of approximately 73,000 square feet of manufacturing, warehouse and office space in Guadalajara, Mexico at a cost of $30,000 per month.

In September 2012, CTI Europe entered into a 3-year lease agreement for a facility located in Heusenstamm, Germany located approximately 15 miles from Frankfurt International Airport. The facility includes approximately 3,000 square feet of office and warehouse space at a cost of $2,000 per month. The lease automatically renews each September for an additional year. Additionally, in February 2015, CTI Europe entered into a 5-year lease agreement for a facility of approximately 6,000 square feet of office and warehouse space located in Heusenstamm, Germany at a cost of $5,000 per month.

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

The high and low sales prices for the last eight fiscal quarters according to the NASDAQ Stock Market's Stock Price History Report, were:

	High	Low
January 1, 2014 to March 31, 2014	5.99	5.35
April 1, 2014 to June 30, 2014	5.71	4.57
July 1, 2014 to September 30, 2014	4.70	3.70
October 1, 2014 to December 31, 2014	4.30	3.52
January 1, 2015 to March 31, 2015	4.27	3.64
April 1, 2015 to June 30, 2015	4.29	3.50
July 1, 2015 to September 30, 2015	3.92	3.15
October 1, 2015 to December 31, 2015	5.12	3.56

As of December 31, 2015 there were approximately 33 holders of record of the Company’s Common Stock. The Company’s total number of beneficial owners of common stock of the Company is approximately 510.

The Company did not pay any cash dividends on its Common Stock during 2015 or 2014. Under the terms of the Company’s current loan agreements, the amount of dividends the Company may pay is limited by the terms of the financial covenants.

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

Our revenues from each of our product categories in each of the past two years have been as follows:

	(000 Omitted)
	$	% of	$	% of
Product Category	2015	Net Sales	2014	Net Sales

Foil Balloons	25,187	43%	24,932	43.1%

Latex Balloons	9,739	16%	11,576	20.0%

Vacuum Sealing Products	13,206	22%	13,106	22.7%

Film Products	4,523	8%	4,806	8.3%

Other	6,710	11%	3,408	5.9%

Total	59,365	100.0%	57,828	100.0%

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

Purchases by a limited number of customers represent a significant portion of our total revenues. In 2015, sales to our top 10 customers represented 65.6% of net revenues. During 2015, there were two customers to whom our sales represented more than 10% of net revenues.

Our principal customer sales for 2015 and 2014 were:

Customer	Product	2015 Sales	% of 2015 Revenues	2014 Sales	% of 2014 Revenues
Dollar Tree Stores	Balloons	$15,973,000	26.9%	$15,131,000	26.2%
Wal-Mart	Vacuum Sealing Products; Balloons	$9,158,000	15.4%	$7,947,000	13.7%

The loss of one or both of these principal customers, or a significant reduction in purchases by one or both of them, could have a material adverse effect on our business.

We generally do not have agreements with our customers under which customers are obligated to purchase any specific or minimum amount of product from us.

Results of Operations

The following table sets forth selected results of our operations expressed as a percentage of net sales for the years ended December 31, 2015 and 2014. Our results of operations for the periods described below are not necessarily indicative of results of operations for future periods.

	Year ended December 31,
	2015	2014

Net sales	100.0%	100.0%
Costs and expenses:
Cost of products sold	72.5	75.4
Operating Expenses	22.8	21.8

Income from operations	4.7	2.8
Interest expense	(2.5)	(1.9)
Other income	0.0	0.0

Income before income taxes	2.2	0.9
Provision for income taxes	0.6	0.3

Net profit	1.8%	0.9%

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Net Sales

For the fiscal year ended December 31, 2015, consolidated net sales from the sale of all products were $59,365,000 compared to consolidated net sales of $57,828,000 for the year ended December 31, 2014, an increase of 2.7%.

Sales of foil balloons were $24,932,000 in 2014 and $25,187,000 in 2015, an increase of 1%. Our largest customer for foil balloons was Dollar Tree Stores. The remaining sales were made to nearly 900 customers including distributors and retail stores or chains in the United States, Mexico, the United Kingdom, Europe and Latin America. Sales to these other customers decreased by 4.7% from $10,184,000 in 2014 to $9,704,000 in 2015. We experienced some decline in the Dollar volume of sales of foil balloons in Europe and Mexico as the result of the decline in the value of the Mexican Peso and the Euro.

Sales of latex balloons were $11,576,000 in 2014 and $9,739,000 in 2015, a decrease of 15.9%. The decline is attributable to: (i) a single large sale in the first quarter of 2014 in excess of $465,000, not repeated in 2015, (ii) a decline in sales of $300,000 to a customer of Flexo Universal, our Mexico subsidiary, and (iii) the lower Dollar value of Peso denominated sales by Flexo Universal for 2015 compared to 2014 due to the decline in value of the Peso. We estimate that the Dollar value of revenues from the sale of latex balloons was impacted to the level of approximately $2.1 million by reason of the decline in the value of the Peso in 2015.

Sales of vacuum sealing products including pouch and related products and vacuum sealing machines were $13,106,000 in 2014 and $13,206,000 in 2015, an increase of 0.8%. Sales in this line during 2014 and 2015 consisted of two categories: (i) vacuum sealing systems including open-top pouches or rolls and vacuum sealing machines and (ii) zippered, resealable vacuum pouches. For 2015 and 2014, sales of products in these categories have been as follows:

	(000 Omitted)
	2015	2014

Vacuum Sealing Systems	$10,625	$10,325

Zippered Pouches	2,581	2,781

Total	$13,206	$13,106

Sales of film products were $4,806,000 in 2014 and $4,523,000 in 2015, a decrease of 5.9%. Approximately 99% of these sales were to Rapak, L.L.C. but includes sales to two other customers.

Sales of other products increased from $3,408,000 in 2014 to $6,710,000 in 2015. This category includes (i) sales of helium and accessory items for our balloon products, (ii) sales of Candy Blossoms and Candyloons and (iii) sales by Clever Container Company, L.L.C. which engages in the direct sale of container and organizing products through a network of independent distributors.

Cost of Sales

Cost of sales decreased from 75.4% of sales in 2014 to 72.5% of sales in 2015. The decline in the cost of sales as a percentage of revenues resulted from (i) an increase in the volume of certain higher margin sales including sales by Clever Container Company and (ii) production efficiencies resulting from a reduction in factory overhead expenses.

General and Administrative Expenses

General and administrative expenses decreased from $7,231,000 or 12.5% of net sales in 2014 to $7,134,000 or 12% of net sales in 2015. The decrease in general and administrative expenses is attributable to a decrease in consulting expenses of $96,000.

Selling

Selling expenses increased from $3,042,000 or 5.3% of sales in 2014 to $3,511,000 or 5.9% of sales in 2015. The increase in selling expenses is attributable to increased commissions, bonus and incentive payments by Clever Container Company to independent distributors. These payments are a function of increased sales volume.

Advertising and Marketing

Advertising and marketing expenses increased from $2,322,000 or 4.0% of sales in 2014 to $2,890,000 or 4.9% of sales in 2015. The increase in advertising and marketing expense is attributable to (i) an increase in salaries of $303,000, (ii) an increase in consulting services of $124,000, (iii) media advertising in the amount of $80,000 and (iv) an increase in expenses toward new designs in the amount of $55,000.

Other Income or Expense

During 2015, we incurred net interest expense of $1,542,000 compared to net interest expense of $1,109,000 during 2014.

During 2015, we realized a foreign currency gain in the amount of $32,000 compared to foreign currency gain in 2014 of $39,000.

Net Income or Loss

During 2015, the Company had income from operations of $2,816,000 compared to income from operations of $1,609,000 in 2014. During 2015, we had net income after provisions for interest and taxes of $1,047,000 on a consolidated basis compared to net income after provisions for interest and taxes of $514,000 in 2014. We estimate that net income in 2015 was adversely affected due to the decline in the value of the Peso by approximately $190,000.

Income Taxes

In 2015, the Company recognized income tax expense, on a consolidated basis, of $370,000. This income tax expense is composed of an income tax benefit in the United States of $52,000, an income tax expense realized by CTI Balloons, our United Kingdom subsidiary, in the amount of $36,000, an income tax expense realized by CTI Europe, our Germany subsidiary, in the amount of $6,000 and an income tax expense by Flexo Universal, our Mexico subsidiary, in the amount of $380,000. In 2014, the Company recognized income tax expense, on a consolidated basis, of $190,000. This income tax expense is composed of an income tax benefit in the United States of $526,000, an income tax benefit realized by CTI Balloons, our United Kingdom subsidiary, in the amount of $11,000, an income tax expense realized by CTI Europe, our Germany subsidiary, in the amount of $7,000 and an income tax expense of our Mexico subsidiaries, in the amount of $720,000.

Financial Condition, Liquidity and Capital Resources

Cash Provided by Operating Activities During fiscal 2015, cash provided by operating activities amounted to $2,596,000, compared to cash used in operating activities during fiscal 2014 of $3,355,000. Cash provided by operating activities increased significantly in 2015 due to moderating the increase in inventory and receivables during the year. Significant changes in working capital items affecting cash flow provided by operating activities were:

•	Depreciation and amortization of $1,926,000 compared to depreciation and amortization for 2014 of $2,075,000.
•	An increase in inventory of $973,000 compared to an increase of inventory of $2,768,000 in 2014.
•	An increase in accounts receivable of $690,000 compared to an increase in accounts receivable of $2,885,000 in 2014.
•	A decrease in prepaid expenses and other assets of $350,000 compared to an increase in prepaid expenses and other assets of $279,000 in 2014.
•	An increase in trade payables of $79,000 compared to an increase in trade payables of $997,000 in 2014.

During 2016, we expect to experience a significant increase in inventory and receivables during the third and fourth quarters due to an anticipated increase in the sale of vacuum sealing products in the fourth quarter of 2016.

Cash Used in Investing Activities During fiscal 2015, cash used in investing activities amounted to $682,000 compared to cash used in investing activities during fiscal 2014 of $1,174,000.

Cash Used in Financing Activities During fiscal 2015, cash used in financing activities amounted to $1,694,000, compared to cash provided by financing activities of $3,975,000 during fiscal 2014.

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

At December 31, 2015 the Company was paying a premium of 0.50% over prime.

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

On October 13, 2015, the Company entered into Amendment No. 6 to the Credit Agreement among the Company and BMO Harris. Pursuant to the terms of the Amendment, the company is able to obtain advances under the revolving line of credit with BMO Harris in the amount provided for in the borrowing base formula plus an overadvance amount of up to $1 million, up to a total maximum amount under the revolving line of credit of $12 million. The provision for the overadvance amount is available to the company for the period from October 1, 2015 to April 30, 2016.

As of December 31, 2015, the Company was in compliance with the financial covenants provided in the Credit Agreement and in the Note and Warrant Purchase Agreement, as amended.

Current Assets. As of December 31, 2015, the total current assets of the Company were $32,437,000, compared to total current assets of $32,474,000 at December 31, 2014.

Current Liabilities. Total current liabilities decreased from $20,929,000 as of December 31, 2014 to $20,201,000 as of December 31, 2015.

Liquidity and Capital Resources; Working Capital. As of December 31, 2015, our current assets exceeded our current liabilities by $12,236,000, we had cash and cash equivalents of $346,000 and there was available under our line of credit $1,456,000 in additional funds. Management believes that these available funds, our internally generated funds and the borrowing capacity under our revolving line of credit facility will be sufficient to meet working capital requirements for the remainder of 2016. However, the company has recently received information indicating that we may have a significant sale of vacuum sealing products in the fourth quarter of 2016 and management is presently reviewing potential financing requirements for this transaction.

CTI Industries Corporation Stockholders’ Equity. Stockholders’ equity was $12,787,000 as of December 31, 2015 compared to $12,880,000 as of December 31, 2014.

Seasonality

In the foil balloon product line, sales have historically been seasonal with approximately 40% occurring in the period from December through March of the succeeding year and 24% being generated in the period July through October in recent years. Vacuum sealing product sales are also seasonal; approximately 60% of sales in this product line occur in the period from July through December.

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

Inventory Valuation. Inventories are stated at the lower of cost or market. Cost is determined using standard costs which approximate costing determined on a first-in, first out basis. Standard costs are reviewed and adjusted at the time of introduction of a new product or design, periodically and at year-end based on actual direct and indirect production costs. On a periodic basis, the Company reviews its inventory levels for estimated obsolescence or unmarketable items, in reference to future demand requirements and shelf life of the products. As of December 31, 2015, the Company had established a reserve for obsolescence, marketability or excess quantities with respect to inventory in the aggregate amount of $823,000. As of December 31, 2014, the amount of the reserve was $645,000. In addition, on a periodic basis, the Company disposes of inventory deemed to be obsolete or unsaleable and, at such time, records an expense for the value of such inventory. We record freight income as a component of net sales and record freight costs as a component of cost of goods sold.

Valuation of Long-Lived Assets. We evaluate whether events or circumstances have occurred which indicate that the carrying amounts of long-lived assets (principally property and equipment and goodwill) may be impaired or not recoverable. Significant factors which may trigger an impairment review include: changes in business strategy, market conditions, the manner of use of an asset, underperformance relative to historical or expected future operating results, and negative industry or economic trends. We apply the provisions of GAAP USA under which goodwill is evaluated at least annually for impairment. We performed a quantitative assessment for the year ended December 31, 2015 in which we considered the assets and liabilities of the subsidiary, both recognized and unrecognized, as well as the cash flows necessary to operate the business relating to the assets and liabilities. We conducted a qualitative assessment of our goodwill in our consolidated balance sheet for the year ended December 31, 2014. From this qualitative assessment and from the quantitative assessment for December 31, 2015, we determined the fair value of the subsidiary exceeds the carrying amount initially recorded on December 31, 2006, and was therefore not impaired.

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

We use the Black-Scholes option pricing model to determine the fair value of stock options which requires us to estimate certain key assumptions. In accordance with the application of GAAP USA, we incurred employee stock-based compensation cost of $29,000 for the year ended December 31, 2015. At December 31, 2015, we had $60,000 of unrecognized compensation cost relating to stock options.

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

As of December 31, 2015, the Company had net deferred tax assets of $1,747,000 representing the amount the Company may recover in future years from future taxable income. As of December 31, 2014, the amount of the net deferred tax asset was $1,732,000. Each quarter and year-end, management makes a judgment to determine the extent to which the deferred tax asset will be recovered from future taxable income.

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

Item No. 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item No. 9A – Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2015, the end of the period covered by this report. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2015, to ensure that the information required to be disclosed by us in the reports that we file or submit under Security Exchange Act of 1934, as amended, (a) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) is accumulated and communicated to our management, including officers, as appropriate, to allow for timely decisions regarding required disclosure. There were no material changes in our internal control over financial reporting during the fourth quarter of 2015 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operation effectiveness of controls and a conclusion on this evaluation. Although there are inherent limitations in the effectiveness of any system of internal controls over financial reporting, based on our evaluation, management has concluded our internal controls over financial reporting were effective as of December 31, 2015.

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

Item 9B – Other Information

None

PART III

Item No. 10 – Directors and Executive Officers of the Registrant

Information called for by Item 9 of Part III is incorporated by reference to the definitive Proxy Statement for the 2016 Annual Meeting of Shareholders which is expected to be filed with the Commission within 120 days after December 31, 2015.

Item No. 11 – Executive Compensation

Information called for by Item 10 of Part III is incorporated by reference to the definitive Proxy Statement for the 2016 Annual Meeting of Shareholders which is expected to be filed with the Commission within 120 days after December 31, 2015.

Item No. 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information called for by Item 11 of Part III is incorporated by reference to the definitive Proxy Statement for the 2016 Annual Meeting of Shareholders which is expected to be filed with the Commission within 120 days after December 31, 2015.

Item No. 13 – Certain Relationships and Related Transactions

Information called for by Item 12 of Part III is incorporated by reference to the definitive Proxy Statement for the 2016 Annual Meeting of Shareholders which is expected to be filed with the Commission within 120 days after December 31, 2015.

Item No. 14 – Principal Accountant Fees and Services

Information called for by Item 13 of Part III is incorporated by reference to the definitive Proxy Statement for the 2016 Annual Meeting of Shareholders which is expected to be filed with the Commission within 120 days after December 31, 2015.

PART IV

Item No. 15 – Exhibits and Financial Statement Schedules

1.	The Consolidated Financial Statements filed as part of this report on Form 10-K are listed on the accompanying Index to Consolidated Financial Statements and Consolidated Financial Statement Schedules.

2.	Financial schedules required to be filed by Item 8 of this form, and by Item 15(d) below:

Schedule II    Valuation and qualifying accounts

All other financial schedules are not required under the related instructions or are inapplicable and therefore have been omitted.

3.	Exhibits:

Exhibit Number	Document

3.1	Third Restated Certificate of Incorporation of CTI Industries Corporation (Incorporated by reference to Exhibit A contained in Registrant’s Schedule 14A Definitive Proxy Statement for solicitation of written consent of shareholders, as filed with the Commission on October 25, 1999)
3.2	By-Laws of CTI Industries Corporation (Incorporated by reference to Exhibit 3.2, contained in Registrant’s Form SB-2 Registration Statement (File No. 333-31969) effective November 5, 1997)
4.1	Form of CTI Industries Corporation’s common stock certificate (Incorporated by reference to Exhibit 4.1, contained in Registrant’s Form SB-2 Registration Statement (File No. 333-31969) effective November 5, 1997)
10.1	CTI Industries Corporation 2001 Stock Option Plan (Incorporated by reference to Appendix E contained in Registrant’s Schedule 14A Definitive Proxy Statement, as filed with the Commission on May 21, 2001)
10.2	CTI Industries Corporation 2002 Stock Option Plan (Incorporated by reference to Appendix A contained in Registrant’s Schedule 14A Definitive Proxy Statement, as filed with the Commission on May 15, 2002)
10.3	CTI Industries Corporation 2009 Stock Incentive Plan (Incorporated by reference to Schedule A contained in Registrant’s Schedule 14A Definitive Proxy Statement, as filed with the Commission on April 30, 2009)
10.4	Credit Agreement between Harris N.A. and CTI Industries Corporation dated April 29, 2010 (Incorporated by reference to Exhibit 10.2 contained in Registrant’s Report on Form 10-Q dated May 14, 2010)
10.5	Mortgage and Security Agreement between Harris N.A. and the Company dated April 29, 2010 (Incorporated by reference to Exhibit 10.3 contained in Registrant’s Report on Form 10-Q dated May 14, 2010)
10.6	Security Agreement between Harris N.A. and the Company dated April 29, 2010 (Incorporated by reference to Exhibit 10.4 contained in Registrant’s Report on Form 10-Q dated May 14, 2010)
10.7	Pledge Agreement between Harris N.A. and the Company dated April 29, 2010 (Incorporated by reference to Exhibit 10.5 contained in Registrant’s Report on Form 10-Q dated May 14, 2010)

10.8	Trademark License Agreement between S.C. Johnson & Son, Inc. and the Company dated December 14, 2011 (Incorporated by reference to Exhibit 10.14 contained in Registrant’s Report on Form 10-K dated March 29, 2012)
10.9	Third Amendment to Credit Agreement between BMO Harris Bank, N.A. and the Company dated July 17, 2012 (Incorporated by reference to Exhibit 10.1 contained in Registrant’s Report on Form 10-Q dated August 14, 2012).
10.10	Replacement Revolving Note between BMO Harris Bank, N.A. and the Company dated July 17, 2012 (Incorporated by reference to Exhibit 10.2 contained in Registrant’s Report on Form 10-Q dated August 14, 2012).
10.11	Note and Warrant Purchase Agreement between BMO Private Equity, Inc. and the Company dated July 17, 2012 (Incorporated by reference to Exhibit 10.3 contained in Registrant’s Report on Form 10-Q dated August 14, 2012).
10.12	Warrant Agreement between BMO Private Equity (U.S.), Inc. and the Company dated July 17, 2012 (Incorporated by reference to Exhibit 10.4 contained in Registrant’s Report on Form 10-Q dated August 14, 2012).
10.13	Senior Secured Subordinated Promissory Note between BMO Private Equity (U.S.), Inc. and the Company dated July 17, 2012 (Incorporated by reference to Exhibit 10.5 contained in Registrant’s Report on Form 10-Q dated August 14, 2012).
10.14	Lease Agreement between Schultz Bros. Co. and the Company dated September 19, 2012 (Incorporated by reference to Exhibit 10.8 contained in Registrant’s Report on Form 10-Q dated November 14, 2012).
10.15	Fourth Amendment to Credit Agreement between BMO Harris Bank, N.A. and the Company dated April 12, 2013. (Incorporated by reference to Exhibit 10.1 contained in Registrant’s Report on Form 10-Q dated May 15, 2013).
10.16	First Amendment to Note and Warrant Purchase Agreement between BMO Private Equity (U.S.), Inc. and the Company dated April 12, 2013. (Incorporated by reference to Exhibit 10.2 contained in Registrant’s Report on Form 10-Q dated May 15, 2013).
10.17	Supply Agreement between Toray Plastics (America), Inc. and the Company dated December 30, 2013 (Incorporated by reference to Exhibit 10.20 contained in Registrant’s Report on Form 10-K dated March 31, 2014).
10.18	Consignment and Pay by Scan Agreement between Food Lion L.L.C. and CTI Supply, Inc. dated December 10, 2014. (Incorporated by reference to Exhibit 10.18 contained in Registrant’s Report on Form 10-K dated March 30, 2015).

10.19	Fifth Amendment to Credit Agreement between BMO Harris Bank, N.A. and the Company dated December 23, 2014. (Incorporated by reference to Exhibit 10.19 contained in Registrant’s Report on Form 10-K dated March 30, 2015).
10.20	Second Amendment to Note and Warrant Purchase Agreement between BMO Private Equity (U.S.), Inc. and the Company dated December 23, 2014. (Incorporated by reference to Exhibit 10.20 contained in Registrant’s Report on Form 10-K dated March 30, 2015).
10.21	Sixth Amendment to Loan Agreement between BMO Harris Bank, N.A. and the Company dated October 13, 2015 (Incorporated by reference to Exhibit 10.1 contained in Registrant’s Report on Form 10-Q dated November 12, 2015).
14	Code of Ethics (Incorporated by reference to Exhibit contained in the Registrant’s Form 10-K/A Amendment No. 2, as filed with the Commission on October 8, 2004)
21	Subsidiaries (description incorporated in Form 10-K under Item No. 1)
23.1	Consent of Independent Registered Public Accounting Firm, Plante & Moran, PLLC.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith)
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
99	Audited financial statements of the Company’s subsidiary, Flexo Universal, S. de R.L. de C.V. for the year ended December 31, 2015.
101

Interactive Data Files, including the following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements.

(a)	The Exhibits listed in subparagraph (a)(3) of this Item 15 are attached hereto unless incorporated by reference to a previous filing.
(b)	The Schedule listed in subparagraph (a)(2) of this Item 15 is attached hereto.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 29, 2016.

CTI INDUSTRIES CORPORATION
By:	/s/ Stephen M. Merrick
Stephen M. Merrick, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ John H. Schwan	Chief Executive Officer and Director	March 29, 2016
John H. Schwan

/s/ Stephen M. Merrick	President, Secretary, and Director	March 29, 2016
Stephen M. Merrick

/s/ Timothy S. Patterson	Chief Financial Officer and	March 29, 2016
Timothy S. Patterson	Senior Vice President of Finance

/s/ Stanley M. Brown	Director	March 29, 2016
Stanley M. Brown

/s/ Bret Tayne	Director	March 29, 2016
Bret Tayne

/s/ John I. Collins	Director	March 29, 2016
John I. Collins

/s/ John Klimek	Director	March 29, 2016
John Klimek

CTI Industries Corporation

and Subsidiaries

Consolidated Financial Statements

Years ended December 31, 2015 and 2014

All other schedules for which a provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

CTI Industries Corporation and Subsidiaries

Lake Barrington, Illinois

We have audited the accompanying consolidated balance sheet of CTI Industries Corporation and Subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive income, stockholders' equity, and cash flows for the years then ended. Our audits of the consolidated financial statements included the financial statement schedule appearing under Schedule II. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the 2015 or 2014 financial statements of Flexo Universal S.A. de C.V., a 99.82 percent owned subsidiary, whose statements reflect total assets and revenues constituting 18 percent and 18 percent of the related consolidated totals respectively as of and for the year ended December 31, 2015 and total assets and revenues constituting 17 percent and 19 percent of the related consolidated totals respectively as of and for the year ended December 31, 2014. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Flexo Universal S.A. de C.V., is based solely on the report of the other auditors.

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

In our opinion, based on our report and the 2015 and 2014 reports of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CTI Industries Corporation and Subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for the years ended December 31, 2015 and 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related consolidated financial statement schedule for the years ended December 31, 2015 and 2014, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Plante & Moran, PLLC

March 29, 2016

Chicago, Illinois

CTI Industries Corporation and Subsidiaries

Consolidated Balance Sheets

	December 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents (VIE $82,000 and $14,000, respectively)	$346,404	$150,332
Accounts receivable, (less allowance for doubtful accounts of $126,000 and $230,000 respectively) (VIE $4,000 and $9,000, respectively)	11,410,999	11,286,797
Inventories, net (VIE $1,264,000 and $699,000, respectively)	17,869,911	17,755,300
Net deferred income tax asset	761,096	718,694
Prepaid expenses (VIE $17,000 and $22,000, respectively)	1,057,464	1,983,915
Other current assets (VIE $33,000 and $46,000, respectively)	991,297	578,888

Total current assets	32,437,171	32,473,926

Property, plant and equipment:
Machinery and equipment (VIE $546,000 and $640,000, respectively)	26,847,110	26,739,353
Building	3,360,017	3,360,017
Office furniture and equipment (VIE $66,000 and $46,000, respectively)	3,512,613	3,473,009
Intellectual property	482,088	482,088
Land	250,000	250,000
Leasehold improvements	624,902	640,166
Fixtures and equipment at customer locations	3,174,535	3,013,747
Projects under construction	773,985	859,631
	39,025,250	38,818,011
Less : accumulated depreciation and amortization (VIE $150,000 and $129,000, respectively)	(32,471,694)	(31,062,484)

Total property, plant and equipment, net	6,553,556	7,755,527

Other assets:
Deferred financing costs, net	112,615	157,061
Goodwill (VIE $440,000 and $440,000, respectively)	1,473,176	1,473,176
Net deferred income tax asset	986,181	1,013,392
Other assets (due from related party $46,000 and $47,000, respectively)	242,270	173,828

Total other assets	2,814,242	2,817,457

TOTAL ASSETS	$41,804,969	$43,046,910

LIABILITIES AND EQUITY
Current liabilities:
Checks written in excess of bank balance	$1,481,827	$1,432,212
Trade payables (VIE $238,000 and $74,000, respectively)	4,271,860	4,468,859
Line of credit (VIE $484,000 and $494,000, respectively)	10,952,924	12,158,300
Notes payable - current portion (net discount of $171,000 and $146,000, respectively) (VIE $311,000 and $114,000, respectively)	501,710	328,942
Notes Payable Affiliates - current portion	8,670	9,034
Capital Lease - current portion	41,204	38,595
Accrued liabilities (VIE $655,000 and $60,000, respectively)	2,942,481	2,493,435

Total current liabilities	20,200,676	20,929,377

Long-term liabilities:
Notes Payable - Affiliates (VIE 183,000 and 179,000 respectively)	266,835	284,547
Notes payable, net of current portion (net discount of $113,000 and $284,000, respectively) (VIE $200 and $322,000, respectively)	6,665,700	7,177,406
Notes payable - officer, subordinated	1,323,139	1,236,476
Capital Lease	45,351	86,555
Total long-term debt, net of current portion	8,301,025	8,784,984
Warrants Payable	714,245	525,180

Total long-term liabilities	9,015,270	9,310,164

Equity:
CTI Industries Corporation stockholders' equity:
Preferred Stock — no par value 2,000,000 shares authorized 0 shares issued and outstanding	-	-
Common stock - no par value, 5,000,000 shares authorized, 3,386,284 and 3,376,743 shares issued and 3,310,657 and 3,301,116 outstanding, respectively	13,775,994	13,775,994
Paid-in-capital	1,577,807	1,542,718
Accumulated earnings	1,670,788	623,455
Accumulated other comprehensive loss	(4,076,318)	(2,901,212)
Less: Treasury stock - 75,627 shares and 75,627 shares, respectively	(160,784)	(160,784)

Total CTI Industries Corporation stockholders' equity	12,787,487	12,880,171

Noncontrolling interest	(198,464)	(72,802)

Total Equity	12,589,023	12,807,369

TOTAL LIABILITIES AND EQUITY	$41,804,969	$43,046,910

See accompanying notes to consolidated financial statements

CTI Industries Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

	For the Year Ended December 31,
	2015	2014

Net Sales	$59,364,701	$57,828,200

Cost of Sales	43,013,345	43,623,666

Gross profit	16,351,356	14,204,534

Operating expenses:
General and administrative	7,134,385	7,231,243
Selling	3,510,824	3,041,937
Advertising and marketing	2,889,609	2,322,172

Total operating expenses	13,534,818	12,595,352

Income from operations	2,816,538	1,609,182

Other (expense) income:
Interest expense	(1,614,574)	(1,131,441)
Interest income	72,834	22,140
Foreign currency gain	32,470	39,367

Total other expense, net	(1,509,270)	(1,069,934)

Income before taxes	1,307,268	539,248

Income tax expense	369,596	189,967

Net Income	937,672	349,281

Less: Net (loss) income attributable to noncontrolling interest	(109,661)	(165,037)

Net income attributable to CTI Industries Corporation	$1,047,333	$514,318

Other Comprehensive (Loss) Income
Foreign currency adjustment	(1,175,106)	(647,711)
Comprehensive (loss) income attributable to CTI Industries Corporation	$(127,773)	$(133,393)

Basic income per common share	$0.32	$0.16

Diluted income per common share	$0.30	$0.15

Weighted average number of shares and equivalent shares of common stock outstanding:
Basic	3,297,448	3,288,332

Diluted	3,437,140	3,439,427

See accompanying notes to consolidated financial statements

CTI Industries Corporation and Subsidiaries

Consolidated Statements of Stockholders' Equity

	CTI Industries Corporation
					Accumulated
					Other	Less
	Common Stock		Paid-in	Accumulated	Comprehensive	Treasury Stock		Noncontrolling
	Shares	Amount	Capital	(Deficit) Earnings	Loss	Shares	Amount	Interest	TOTAL
Balance, December 31, 2013	3,320,773	$13,775,994	$1,165,549	$109,137	$(2,253,501)	(72,127)	$(141,289)	108,235	12,764,125

Stock Purchase	55,970		$300,000						$300,000

Compensation relating to Option Issuance			$77,169						$77,169

Stock Redemption						(3,500)	$(19,495)		$(19,495)

Dividends Declared								$(16,000)	$(16,000)

Net Income				$514,318				$(165,037)	$349,281

Other comprehensive income, net of taxes Foreign currency translation					$(647,711)				$(647,711)

Balance, December 31, 2014	3,376,743	$13,775,994	$1,542,718	$623,455	$(2,901,212)	(75,627)	$(160,784)	(72,802)	12,807,369

Stock Purchase									$-

Compensation relating to Option Issuance	9,541		$35,089						$35,089

Stock Redemption									$-

Dividends Declared								$(16,000)	$(16,000)

Net Income				$1,047,333				$(109,661)	$937,672

Other comprehensive income, net of taxes Foreign currency translation					$(1,175,106)				$(1,175,106)

Balance, December 31, 2015	3,386,284	$13,775,994	$1,577,807	$1,670,788	$(4,076,318)	(75,627)	$(160,784)	(198,463)	12,589,024

See accompanying notes to consolidated financial statements

CTI Industries Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2015	2014

Cash flows from operating activities:
Net income	$937,672	$349,281
Adjustment to reconcile net income to cash (used in) provided by operating activities:
Depreciation and amortization	1,779,524	2,074,701
Amortization of debt discount	146,441	125,459
Change in value of swap agreement	0	(59,859)
Stock based compensation	29,329	77,169
Provision for losses on accounts receivable	54,863	67,195
Provision for losses on inventories	178,769	(92,100)
Deferred income taxes	(15,191)	(483,202)
Change in assets and liabilities:
Accounts receivable	(689,953)	(2,884,838)
Inventories	(972,687)	(2,768,021)
Prepaid expenses and other assets	350,158	(278,540)
Trade payables	79,473	996,802
Accrued liabilities	717,612	(479,159)

Net cash provided by (used in) operating activities	2,596,010	(3,355,112)

Cash flows from investing activities:
Purchases of property, plant and equipment	(681,952)	(1,174,191)

Net cash used in investing activities	(681,952)	(1,174,191)

Cash flows from financing activities:
Change in checks written in excess of bank balance	57,136	728,751
Net change in revolving line of credit	(1,205,375)	3,392,860
Repayment of long-term debt (related parties $32,000 and $49,000)	(532,198)	(505,484)
Proceeds from issuance of debt	4,951	115,803
Proceeds from issuance of stock, net	-	300,000
Proceeds from exercise of stock options and warrants	5,760	-
Dividends paid	(16,000)	(16,000)
Purchase of treasury stock	-	(19,495)
Cash paid for deferred financing fees	(8,627)	(21,500)

Net cash (used in) provided by financing activities	(1,694,353)	3,974,935

Effect of exchange rate changes on cash	(23,633)	38,084

Net increase (decrease) in cash and cash equivalents	196,072	(516,284)

Cash and cash equivalents at beginning of year	150,332	666,616

Cash and cash equivalents at end of year	$346,404	$150,332

Supplemental disclosure of cash flow information:
Cash payments for interest	$1,235,878	$1,155,461

Cash payments for taxes	$-	$215,000

Supplemental Disclosure of non-cash investing and financing activity
Property, plant & equipment acquisitions funded by liabilities	$70,928	$80,765

Interest accrued not paid	$86,663	$80,772

See accompanying notes to consolidated financial statements

Notes to Consolidated Financial Statements Years Ended

December 31, 2015 and 2014

1. Nature of Business

Nature of Operations

CTI Industries Corporation, its United Kingdom subsidiary (CTI Balloons Limited), its Mexican subsidiary (Flexo Universal, S. de R.L. de C.V.), its German subsidiary (CTI Europe GmbH) and CTI Supply, Inc. (collectively, the “Company”) (i) design, manufacture and distribute metalized and latex balloon products throughout the world and (ii) operate systems for the production, lamination, coating and printing of films used for food packaging and other commercial uses and for conversion of films to flexible packaging containers and other products.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of CTI Industries Corporation, its wholly owned subsidiaries CTI Balloons Limited and CTI Supply, Inc. and its majority owned subsidiaries, Flexo Universal and CTI Europe, as well as the accounts of Venture Leasing S. A. de R. L., Venture Leasing L.L.C., and Clever Container Company, L.L.C. (Clever Container). The last three entities have been consolidated as variable interest entities. All significant intercompany accounts and transactions have been eliminated upon consolidation.

Variable Interest Entities

The determination of whether or not to consolidate a variable interest entity under U.S. GAAP requires a significant amount of judgment concerning the degree of control over an entity by its holders of variable interest. To make these judgments, management has conducted an analysis of the relationship of the holders of variable interest to each other, the design of the entity, the expected operations of the entity, which holder of variable interests is most “closely associated” to the entity and which holder of variable interests is the primary beneficiary required to consolidate the entity. Upon the occurrence of certain events, management reviews and reconsiders its previous conclusion regarding the status of an entity as a variable interest entity. Upon the adoption of amended accounting guidance applicable to variable interest entities on January 1, 2015, management continually reconsiders whether the Company is deemed to be a variable interest entity’s primary beneficiary who consolidates such entity. The Company has three entities that have been consolidated as variable interest entities. (See Note 13)

Foreign Currency Translation

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

Light machinery consists of forklifts, scissor lifts, and other warehouse machinery. Heavy machinery consists of production equipment including laminating, printing and converting equipment. Projects in process represent those costs capitalized in connection with construction of new assets and/or improvements to existing assets including a factor for interest on funds committed to projects in process of $29,000 and $35,000 for the years ended December 31, 2015 and 2014, respectively. Upon completion, these costs are reclassified to the appropriate asset class.

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

Goodwill

The Company applies the provisions of GAAP USA, under which goodwill is tested at least annually for impairment. Goodwill on the accompanying balance sheets relates to the Company’s acquisition of Flexo Universal in a prior year as well as the investment in CTI Europe in a prior year and the goodwill related to Clever Container, a variable interest entity in which CTI is the primary beneficiary. It is the Company’s policy to perform impairment testing for Flexo Universal and Clever Container annually as of December 31, or as circumstances change. An annual impairment review was completed and no impairment was noted for the years ended December 31, 2015 and 2014 (see Note 14). While the Company believes that its estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect these evaluations.

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

Research and Development

The Company conducts product development and research activities which include (i) creative product development and (ii) engineering. During the years ended December 31, 2015 and 2014, research and development activities totaled $633,000 and $633,000, respectively.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expenses amounted to $215,000 and $220,000 for the years ended December 31, 2015 and 2014, respectively.

3. New Accounting Pronouncements

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Cost. The ASU requires debt issuance costs associated with a recognized debt liability to be presented on the balance sheet as a direct deduction from the carrying amount of the corresponding debt liability. This new guidance is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted. An entity should apply the new guidance on a retrospective basis. We adopted this ASU effective with the first quarter of fiscal year 2016. The adoption of this accounting standard update will not have a material impact to our consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory. Under this ASU, inventory will be measured at the “lower of cost and net realizable value” and options that currently exist for “market value” will be eliminated. The ASU defines net realizable value as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.” No other changes were made to the current guidance on inventory measurement. ASU 2015-11 is effective for interim and annual periods beginning after December 15, 2016. Early application is permitted and should be applied prospectively. We do not expect the adoption of this accounting standard update to have a material impact on our consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, to eliminate the current requirements to classify deferred income tax assets and liabilities between current and noncurrent. To simplify the presentation of deferred income taxes, the amendments in this update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. For public business entities, the amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. We are currently evaluating the impact of ASU 2015-17 on our consolidated financial statement.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), aimed at making leasing activities more transparent and comparable. The new standard requires substantially all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including today’s operating leases. For public business entities, the standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. For all other entities, the standard is effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early application is permitted for all entities. We are currently evaluating the impact of ASU 2016-02 on our consolidated financial statements and related disclosures.

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of the input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The following table presents information about the Company’s liabilities measured at fair value on a recurring basis as of December 31, 2015 and 2014, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

	Amount as of
Description	12/31/2015	Level 1	Level 2	Level 3
Warrant Liability	$714,000	-	$714,000	-
	$714,000		$714,000

	Amount as of
Description	12/31/2014	Level 1	Level 2	Level 3
Warrant Liability	$525,000	-	$525,000	-
	$525,000		$525,000

The fair value of the warrants issued to BMO Equity (see Note 8) was estimated on the date of the grant using the Black-Scholes option-pricing model. This model uses the assumptions listed in the table below as of July 17, 2012 (initial valuation date of the warrants). In the valuation of the warrants, it was determined that the warrants were required to be carried as a derivative liability at fair value. Changes in the fair value of the warrants have been recognized in the consolidated statement of operations.

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

Tax Effects Allocated to Each Component of Other Comprehensive Loss

for the years ended December 31, 2015 and 2014

		Tax
	Before-Tax	(Expense)	Net-of-Tax
	Amount	or Benefit	Amount
2015
Foreign currency translation adjustments	$(1,175,106)	$-	$(1,175,106)
Other comprehensive loss	$(1,175,106)	$-	$(1,175,106)

		Tax
	Before-Tax	(Expense)	Net-of-Tax
	Amount	or Benefit	Amount
2014
Foreign currency translation adjustments	$(647,711)	$-	$(647,711)
Other comprehensive loss	$(647,711)	$-	$(647,711)

Accumulated Other Comprehensive Loss Balances as of December 31, 2015

		Accumulated
	Foreign	Other
	Currency	Comprehensive
	Items	Loss
Beginning balance	$(2,901,212)	$(2,901,212)
Current period change	(1,175,106)	(1,175,106)
Ending balance	$(4,076,318)	$(4,076,318)

Accumulated Other Comprehensive Loss Balances as of December 31, 2014

		Accumulated
	Foreign	Other
	Currency	Comprehensive
	Items	Loss
Beginning balance	$(2,253,501)	$(2,253,501)
Current period change	(647,711)	(647,711)
Ending balance	$(2,901,212)	$(2,901,212)

For the years ended December 31, 2015 and 2014, no tax benefit has been recorded on the foreign currency translation adjustments; as such amounts would result in a deferred tax asset and are not expected to reverse in the foreseeable future.

6. Major Customers

For the year ended December 31, 2015, the Company had two customers that accounted for approximately 26.9% and 15.4% of consolidated net sales. For the year ended December 31, 2014, the Company had two customers that accounted for approximately 26.2% and 13.7% of consolidated net sales. At December 31, 2015, the outstanding accounts receivable balances due from these customers were $2,849,000 and $2,685,000, respectively. At December 31, 2014, the outstanding accounts receivable balances due from these customers were $2,951,000 and $2,422,000 respectively.

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

Inventories are comprised of the following:

	December 31, 2015	December 31, 2014
Raw materials	$2,770,636	$3,294,030
Work in Process	2,198,981	1,657,164
Finished Goods	13,723,090	13,448,796
Allowance for excess quantities	(822,796)	(644,690)
Total inventories	$17,869,911	$17,755,300

8. Notes Payable and Capital Leases

Long term debt consists of:

	Dec. 31, 2015	Dec. 31, 2014
Mezzanine Note Payable with BMO Private Equity, balance due January 18, 2018, interest at 11.50% (effective rate of 15.56%)	$5,000,000	$5,000,000
Less: Remaining debt discount to be amortized	(283,000)	(430,000)
Term Loan with Barrington Bank, payable in monthly installments of $11,000 amortized over 7 years, interest at 6.25%, balance due May 2016, which uses balloon production and related equipment as collateral	311,000	426,000
Mortgage Loan with BMO Harris, payable in monthly installments of $7,778 plus interest at prime (3.25%) plus a variable rate (based on loan covenants) of 0.75% (4.0%) at December 31, 2015 (amortized over 25 years), balance due July 18, 2017	1,804,000	1,898,000
Promissory Note with John J. Blaser and Stephanie M. Blaser (Related Party) due on demand, interest at 4.25%.	-	10,000
Term Loan with BMO Harris, payable in monthly installments of $22,323 beginning April 2012 plus interest at prime (3.25%) plus a variable rate (based on loan covenants) of 0.75% (4.00%) at December 31, 2015, (amortized over 5 years), balance due March 31, 2017.	335,000	603,000
Capital Lease with First American Equipment Finance, payable in monthly installments of $2,890 (amortized over 5 years).	67,000	96,000
Capital Lease with Wells Fargo, payable in monthly installments of $367 (amortized over 5 years).	10,000	14,000
Capital Lease with Wells Fargo, payable in monthly installments of $550 (amortized over 3 years).	10,000	15,000
Subordinated Notes (Officer) due on demand, interest at 9% (see Notes 9, 12).	5,000	4,000
Subordinated Notes (Officer) due on demand, interest at 8% (see Notes 9, 12).	741,000	684,000
Subordinated Notes (Officer) due on demand, interest at prime (3.25%) plus 2% (5.25%) at December 31, 2015 (see Note 9).	577,000	548,000
Notes Payable (Affiliates) due 2015, interest at prime (3.25%) plus 0.25% (3.50%) at December 31, 2015 (see Note 12) (Related Party).	27,000	29,000
Promissory Note with Merrick Company due on demand, interest at 4.25% (Related Party).	113,000	109,000
Promissory Note with Schwan Leasing due on demand, interest at 4.25% (Related Party).	70,000	70,000
Notes Payable (Affiliates) due 2021, interest at 11.75% (see Note 12) (Related Party).	65,000	85,000
Total long-term debt	8,852,000	9,161,000
Less current portion	(551,000)	(376,000)
Total Long-term debt, net of current portion	$8,301,000	$8,785,000

On April 29, 2010, the Company entered into a Credit Agreement and associated documents with BMO Harris under which BMO Harris agreed to extend to the Company a credit facility in the aggregate amount of $14,417,000. The facility includes (i) a Revolving Credit providing for maximum advances to the Company, and letters of credit, based upon the level of availability measured by levels of eligible receivables and inventory of the Company of $9,000,000, (ii) an Equipment Loan of up to $2,500,000 providing for loans for the purchase of equipment, (iii) a Mortgage Loan of $2,333,350, and (iv) a Term Loan in the amount of $583,333. The amount the Company can borrow on the Revolving Credit includes 85% of eligible accounts and 60% of eligible inventory up to the maximum amount of the Revolving Credit which was amended to $12,000,000 in July 2012. The Mortgage Loan is amortized over a term of 25 years. The maturity date of the facility was April 30, 2013, which was subsequently extended to July 17, 2017. As of December 31, 2015 the balance outstanding on the Revolving Line of credit with BMO Harris was $10,469,000 and there was $1,456,000 available to borrow.

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

As of December 31, 2015, the Company was in compliance with these covenants.

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

Also, on July 17, 2012, the Company entered into a Note and Warrant Purchase Agreement with BMO Private Equity (U.S.) pursuant to which (i) BMO Equity advanced to the Company the sum of $5 million and (ii) the Company issued to BMO Equity a detachable warrant to purchase up to Four Percent (4%) of the outstanding shares of common stock of the Company on a fully-diluted basis (140,048 shares of common stock of the Company) at the price of One Cent ($0.01) per share. An initial value of $703,000 was allocated to the detachable warrant. This value is recorded as a debt discount to the principal amount of the debt and is amortized as additional interest expense based on the effective interest method over the term of the debt. Additional interest expense and acretion of $146,000 and $110,000 was recognized during 2015 and 2014, respectively. The term of the loan provided for in this Agreement is five and a half years. Interest is payable on the outstanding balance of the loan at the rate of 11.5% per annum.

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

Future minimum principal payments for amounts outstanding under these long-term debt agreements for each of the years ended December 31 are:

2016	$551,000
2017	1,716,000
2018	5,016,000
2019	12,000
2020	14,000
Thereafter	1,543,000
Total	$8,852,000

9. Subordinated Debt - Related Parties

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

In February 2006, the Company received $1,000,000 from certain shareholders in exchange for (i) five year subordinated notes bearing interest at 2% over the prime rate determined on a quarterly basis and (ii) five year warrants to purchase an aggregate of 303,030 shares of common stock of the Company at the price of $3.30 per share. The proceeds were to fund capital improvements and give additional liquidity to the Company. The value of the warrants was $443,000 using the Black-Scholes option pricing formula. The Company applied the discount against the subordinated debt. The discount was amortized using the effective interest method to interest expense over the term of the debt. These loans are subordinated to the bank debt of the Company. On May 28, 2010, these shareholders exercised all of these warrants in exchange for note indebtedness. The remaining balance of $577,000 is due on demand.

At various times from 2003 to 2005, certain shareholders loaned an aggregate of $814,000 to the Company in exchange for notes bearing interest at an annual rate of 8%. These notes are subordinated to the bank loan of the Company. The remaining balance of $741,000 is due on demand.

10. Income Taxes

The income tax provisions are comprised of the following:

	Dec. 31 2015	Dec. 31 2014
Current:
Federal	$6,516	$-
State	4,200	94,371
Foreign	374,071	578,798
	$384,787	$673,169

Deferred
Federal	$(63,433)	$(550,089)
State	-	-
Foreign	48,242	66,887
	(15,191)	(483,202)
Total Income Tax Provision	$369,596	$189,967

The components of the net deferred tax asset at December 31 are as follows:

	2015	2014
Deferred tax assets:
Allowance for doubtful accounts	$21,150	$69,898
Inventory allowances	314,101	246,425
Accrued liabilities	372,172	282,055
Unicap 263A adjustment	170,765	157,240
Net operating loss carryforwards	511,403	685,322
Alternative minimum tax credit carryforwards	-	398,162
State investment tax credit carryforward	22,448	10,912
Foreign tax credit carryforward	916,121	696,509
Other foreign tax items	44,394	50,747
Foreign net operating loss carryforwards	424,164	466,053
Total deferred tax assets	2,796,718	3,063,323
Deferred tax liabilities:
Tax over book basis of capital assets	(1,004,437)	(1,083,852)
Undistributed Earnings from Subsidiaries	-	(247,385)
Other foreign tax items	-	-
Net deferred tax assets before valuation allowance	$1,792,281	$1,732,086
Less: Valuation allowance	(45,000)	-
Net deferred tax assets	1,747,281	1,732,086

The Company has net operating loss carryforwards of approximately $1,858,000 expiring in various years through 2025.

Income tax provisions differed from the taxes calculated at the statutory federal tax rate as follows:

	Years Ended December 31,
	2015	2014
Taxes at statutory rate	$444,471	$183,344
State income taxes	66,867	27,583
Nondeductible expenses	46,523	59,129
Foreign taxes and other	(188,266)	(80,089)
Income tax provision	$369,596	$189,967

The Company files tax returns in the U.S., and in the U.K, Germany and Mexico foreign tax jurisdictions and also in various state jurisdictions in the U.S. The tax years 2012 through 2014 remain open to examination. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. During the year ended December 31, 2015 and 2014, the Company did not recognize expense for interest or penalties, and do not have any amounts accrued at December 31, 2015 and 2014, as the Company does not believe it has any uncertain tax positions.

11. Employee Benefit Plan

The Company has a defined contribution plan for substantially all employees. Profit sharing contributions may be made at the discretion of the Board of Directors. Effective January 1, 2006, the Company amended its defined contribution plan. Under the amended plan, the maximum contribution for the Company is 4% of gross wages. Employer contributions to the plan totaled $76,000 and $98,000 for the years ended December 31, 2015 and 2014, respectively.

12. Related Party Transactions

Stephen M. Merrick, President of the Company, is of counsel to a law firm from which the Company received legal services during the year. Mr. Merrick is both a director and a shareholder of the Company. Legal fees paid to this firm were $149,000 and $175,000 for the years ended December 31, 2015 and 2014, respectively.

John H. Schwan, Chief Executive Officer of the Company, is the brother of Gary Schwan, one of the owners of Schwan Incorporated, which provides building maintenance and remodeling services to the Company. The Company made payments to Schwan Incorporated of approximately $4,000 and $22,000 during the years ended December 31, 2015 and 2014, respectively.

During the period from January 2003 to the present, John H. Schwan, Chief Executive Officer of the Company, has made loans to the Company which have outstanding balances, for the Company of $1,323,000 and $1,236,000 as of December 31, 2015 and 2014, respectively. During 2015 and 2014, interest expense to this individual on these outstanding loans was $87,000 and $81,000, respectively (see Notes 8 and 9).

During 2010, Schwan Leasing and Merrick Company, owned by John H. Schwan and Stephen M. Merrick, provided financing for the acquisition and construction of latex balloon production and related equipment (see Note 13).

Other Assets include amounts due to the Company from its employees. As of December 31, 2015 and 2014, the balance outstanding on these amounts was $46,000 and $47,000, respectively.

Items identified as Notes Payable Affiliates in the Company's Consolidated Balance Sheet as of December 31, 2015 and 2014 include loans by shareholders to Flexo Universal totaling $65,000 and $85,000, respectively, as well as a loan to CTI Europe totaling $27,000 and $29,000, respectively.

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

Title to the equipment remains in the name of VLM. VLM leases the equipment to Flexo Universal under a lease in which Flexo Universal will pay to VLM rental payments at the rate of approximately $9,000 per month and will have the right to purchase the equipment from VLM at the expiration of the lease at fair market value. The Company has not provided any guarantees related to VLUS or VLM and no creditors of the variable interest entities have recourse to the general credit of the Company as a result of including VLUS & VLM in the consolidated financial statements.

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

The following sets forth the condensed balance sheet of VLM, VLUS and Clever Container for December 31, 2015 and 2014.

	Dec. 31, 2015	Dec. 31, 2014
Current Assets	$1,400,000	$790,000
Property, plant and equipment, net	462,000	557,000
Other noncurrent assets	794,000	879,000
Total assets	$2,657,000	$2,226,000

Mortgages and other long-term debt payable	$2,775,000	$2,142,000
Total liabilities	$2,775,000	$2,142,000

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

As of December 31, 2015 and 2014, we determined that the fair value of the Company’s interest in goodwill related to Flexo Universal as recorded was not impaired. The carrying amount of goodwill as of December 31, 2015 and 2014 was $989,000.

During 2010, the Company purchased an additional interest of $101,000 in its German subsidiary, CTI Europe, and recorded $44,000 of goodwill in the transaction.  We have determined that the fair value of the Company's interest in the goodwill related to CTI Europe was not impaired as of December 31, 2015 and 2014.

As of October 1, 2013, the Company became the primary beneficiary of a variable interest entity, Clever Container, and as a result consolidated the operations of this entity in its consolidated financial statements, in which goodwill of approximately $440,000 was present.  The Company has determined that the fair value of the goodwill related to Clever Container was not impaired as of December 31, 2015 and 2014.

15. Commitments

Operating Leases

In August 2015, the Company’s United Kingdom subsidiary entered into a 5-year lease agreement to rent approximately 9,000 square feet of warehouse and office space in Rugby, England for $6,000 per month.

In September 2012, the Company’s German subsidiary entered into a 3-year lease to rent approximately 3,000 square feet of office and warehouse space in Heusenstamm, Germany at a cost of $2,000 per month. The lease automatically renews each September for an additional year. Additionally, in February 2015, CTI Europe entered into a 5-year lease agreement to rent approximately 6,000 square feet of office and warehouse space in Heusenstamm, Germany at a cost of $5,000 per month.

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

All of the Company’s lease payments are recognized on a straight-line basis. The net lease expense was $950,000 and $954,000 for the years ended December 31, 2015 and 2014, respectively.

The future aggregate minimum net lease payments under existing agreements as of December 31, are as follows:

2016	$773,000
2017	197,000
2018	126,000
Thereafter	574,000
Total	$1,670,000

Licenses

The Company has certain merchandising license agreements that require royalty payments based upon the Company’s net sales of the respective products. The agreements call for guaranteed minimum commitments that are determined on a calendar year basis. Future guaranteed commitments due, as computed on a pro rata basis, as of December 31, are as follows:

2016	$450,000
Thereafter	500,000
Total	$950,000

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

Risk-free interest rate: The Company bases the risk-free interest rate on the rate payable on US treasury securities in effect at the time of the grant, which varied between 1.36% and 1.80%.

Expected life: The expected life of the option represents the period of time options are expected to be outstanding. The Company uses an expected life of 3.75 years.

Dividend yield: The estimate for dividend yield is 0.0%, as the Company did not issue dividends during 2015.

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

The Company’s pre-tax income for the fiscal year ended December 31, 2015 and 2014 includes approximately $29,000 and $77,000, respectively, of compensation costs related to share-based payments. As of December 31, 2015, there is $60,000 of unrecognized compensation expense related to non-vested stock option grants. We expect approximately $34,000, $14,000, and $7,000 to be recognized during 2016, 2017, and 2018 respectively.

On April 12, 2001, the Board of Directors approved for adoption, effective December 27, 2001, the 2001 Stock Option Plan (“2001 Plan”). The 2001 Plan authorizes the grant of options to purchase up to an aggregate of 119,050 shares of the Company’s Common Stock. As of December 31, 2015, 139,958 options (including cancelled shares re-issued under the Plan) have been granted and were fully vested at the time of grant; no options remain outstanding. During 2015, 2,000 options were exercised.

On April 24, 2002, the Board of Directors approved for adoption, effective October 12, 2002, the 2002 Stock Option Plan (“2002 Plan”). The 2002 Plan authorizes the grant of options to purchase up to an aggregate of 142,860 shares of the Company’s Common Stock. As of December 31, 2015, 123,430 options have been granted and were fully vested at the time of grant; no options remain outstanding. 27,500 options were exercised during 2015.

On April 10, 2009, the Board of Directors approved for adoption, and on June 5, 2009, the shareholders of the Company approved the 2009 Stock Incentive Plan (“2009 Plan”). The 2009 Plan authorizes the issuance of up to 250,000 shares of stock or options to purchase stock of the Company (including cancelled shares reissued under the plan.) During 2015, 49,000 shares were issued with vesting schedule D. As of December 31, 2015, 250,000 options have been granted; 154,000 remain outstanding of which 64,400 are vested and 89,600 are not vested. Of the total outstanding options, 148,000 have vesting schedule D and 6,000 were fully vested on January 5, 2015. Vesting schedules for the 2009 Plan are as follows:

Vesting Schedule A		Vesting Schedule B		Vesting Schedule C		Vesting Schedule D
25%	12 months	33%	24 months	50%	48 months	20%	6 months
50%	24 months	67%	36 months	100%	57 months	40%	18 months
75%	36 months	100%	48 months			60%	30 months
100%	48 months					80%	42 months
						100%	54 months

No options were exercised during the years ended December 31, 2015 and December 31, 2014.

The following is a summary of the activity in the Company’s stock option plans and other options for the years ended December 31, 2015 and 2014, respectively:

	December 31, 2015		December 31, 2014
		Weighted Avg.		Weighted Avg.
	Shares	Exercise Price	Shares	Exercise Price
Exercisable, beginning of period	132,099	$5.07	83,718	$4.67
Vested	34,801	5.65	56,464	5.76
Exercised	29,500	2.88	-	-
Cancelled	(73,000)	6.06	(8,083)	5.77
Exercisable at the end of period	64,400	$5.26	132,099	$5.07

	December 31, 2015		December 31, 2014
		Weighted Avg.		Weighted Avg.
	Shares	Exercise Price	Shares	Exercise Price
Outstanding, beginning of period	214,500	$5.20	228,500	$5.23
Granted	49,000	5.27	-	-
Exercised	29,500	2.88	-	-
Cancelled	(80,000)	6.01	(14,000)	5.68
Outstanding at the end of period	154,000	$5.25	214,500	$5.20

At December 31, 2015, there were 96,000 available options to grant.

Significant option groups remained outstanding at December 31, 2015 and related weighted average grant date fair value, remaining life and intrinsic value information are as follows:

	Options Outstanding				Options Vested
Options by Grant Date	Shares	Weighted Avg.	Remain. Life	Intrinsic Val	Shares	Weighted Avg.	Remain. Life	Intrinsic Val
Dec 2005	-	-	-	-	-	-	-	-
Dec 2010	-	-	-	-	-	-	-	-
Jan 2011	6,000	5.96	0.0	-	6,000	5.96	0.0	-
Nov 2012	94,000	5.17	1.9	-	56,400	5.17	1.9	-
Nov 2013	5,000	5.75	2.9	-	2,000	5.75	2.9	-
Dec 2015	49,000	5.27	5.0	$1,450	-	-	-	-
TOTAL	154,000	5.25	2.9	$1,450	64,400	5.26	1.8	-

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

	December 31, 2015	December 31, 2014	December 31, 2013	December 31, 2012	July 17, 2012
Weighted average fair value per warrant	$5.11	$3.76	$5.84	$4.87	$5.03
Risk-free interest rate	1.76%	2.47%	2.45%	1.18%	0.99%
Expected lives	4.0 yrs.	5.0 yrs.	6.0 yrs.	7.0 yrs.	7.5 yrs.
Expected volatility	28.99%	44.99%	37.49%	28.18%	36.98%

The following is a summary of the activity of the Company’s warrants for the years ended December 2015 and 2014:

	December 31, 2015		December 31, 2014
		Weighted Avg.		Weighted Avg.
	Shares	Exercise Price	Shares	Exercise Price
Outstanding and exercisable, beginning of period	140,048	$0.01	140,048	$0.01
Granted	-	-	-	-
Exercised	-	-	-	-
Cancelled	-	-	-	-
Outstanding and exercisable at the end of period	140,048	$0.01	140,048	$0.01

The warrants outstanding and exercisable as of December 31, 2015 have a remaining life of 6.55 years and a fair value of $714,000.

17. Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during each period.

Diluted earnings per share is computed by dividing the net income by the weighted average number of shares of common stock and equivalents (stock options and warrants), unless anti-dilutive, during each period.

For the three and twelve months ended December 31, 2015, 106,065 shares were anti-dilutive (not included in the determination of earnings on a diluted basis), all of which were represented by options. For the three and twelve months ended December 31, 2014, 185,000 shares were anti-dilutive, all of which were represented by options.

Consolidated Earnings per Share

	Year Ended December 31,
	2015	2014
Basic
Average shares outstanding:
Weighted average number of shares outstanding during the period	3,297,448	3,288,332

Earnings:
Net income attributable to CTI Industries Corporation	$1,047,333	$514,318

Amount for per share Computation	$1,047,333	$514,318

Net earnings applicable to Common Shares	$0.32	$0.16

Diluted
Average shares outstanding:	3,297,448	3,288,332
Weighted averages shares Outstanding Common stock equivalents (options, warrants)	139,692	151,095

Weighted average number of shares outstanding during the period	3,437,140	3,439,427

Earnings:
Net income attributable to CTI Industries Corporation	$1,047,333	$514,318

Amount for per share computation	$1,047,333	$514,318

Net income applicable to Common Shares	$0.30	$0.15

18. Geographic Segment Data

The Company’s operations consist of a business segment which designs, manufactures, and distributes film products. Transfers between geographic areas were primarily at cost plus a standard markup. The Company’s subsidiaries have assets consisting primarily of trade accounts receivable, inventory and machinery and equipment. Sales and selected financial information by geographic area for the years ended December 31, 2015 and 2014, respectively, are:

	United States	United Kingdom (UK)	Europe (Excluding UK)	Mexico	Consolidated
Year ended 12/31/15
Sales to outside customers	$46,520,000	$2,207,000	$1,530,000	$9,108,000	$59,365,000
Total Assets	$30,772,000	$1,791,000	$1,562,000	$7,680,000	$41,805,000

	United States	United Kingdom (UK)	Europe (Excluding UK)	Mexico	Consolidated
Year ended 12/31/14
Sales to outside customers	$42,896,000	$2,497,000	$1,592,000	$10,843,000	$57,828,000
Total Assets	$33,026,000	$1,048,000	$1,457,000	$7,516,000	$43,047,000

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

20. Subsequent Events

On January 8, 2016, the Company acquired a 28.5% equity interest in Clever Container Company, LLC.

Schedule II – Valuation and Qualifying Accounts:

The following is a summary of the allowance for doubtful accounts related to accounts receivable for the years ended December 31:

	2015	2014
Balance at beginning of year	$230,000	$217,000
Charged to expenses	55,000	67,000
Uncollectible accounts written off	(159,000)	(54,000)
Balance at end of year	$126,000	$230,000

The following is a summary of the allowance for excess inventory for the years ended December 31:

	2015	2014
Balance at beginning of year	$645,000	$738,000
Charged to expenses	179,000	(92,000)
Obsolete inventory written off	(1,000)	(1,000)
Balance at end of year	$823,000	$645,000

The following is a summary of property and equipment and the related accounts of accumulated depreciation for the years ended December 31:

	2015	2014
Cost Basis
Balance at beginning of year	$38,818,011	$38,400,335
Additions	207,239	817,636
Disposals	-	(399,960)
Balance at end of year	$39,025,250	$38,818,011

Accumulated depreciation
Balance at beginning of year	$31,062,484	$29,718,564
Depreciation	1,409,210	1,743,880
Disposals	-	(399,960)
Balance at end of year	$32,471,694	$31,062,484

