Form 10-Q
period 2016-03-31
CTI INDUSTRIES CORP
filed 2016-05-13
CIK 1042187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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

The number of shares outstanding of the Registrant’s common stock as of May 2, 2016 was 3,371,504.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

CTI Industries Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31, 2016	December 31, 2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents (VIE $89,000 and $82,000, respectively)	$195,431	$346,404
Accounts receivable, (less allowance for doubtful accounts of $133,000 and $126,000, respectively) (VIE $36,000 and $4,000, respectively)	11,742,385	11,410,999
Inventories, net (VIE $1,229,000 and $1,264,000, respectively)	17,726,942	17,869,911
Net deferred income tax asset	771,898	761,096
Prepaid expenses (VIE $17,000 and $17,000, respectively)	1,111,971	1,057,464
Other current assets (VIE $36,000 and $33,000, respectively)	903,763	991,297

Total current assets	32,452,390	32,437,171

Property, plant and equipment:
Machinery and equipment (VIE $547,000 and $546,000, respectively)	26,856,830	26,847,110
Building	3,360,017	3,360,017
Office furniture and equipment (VIE $77,000 and $66,000, respectively)	3,528,810	3,512,613
Intellectual property	482,088	482,088
Land	250,000	250,000
Leasehold improvements	625,023	624,902
Fixtures and equipment at customer locations	3,174,535	3,174,535
Projects under construction	984,527	773,985
	39,261,830	39,025,250
Less : accumulated depreciation and amortization (VIE $160,000 and $150,000, respectively)	(32,854,619)	(32,471,694)

Total property, plant and equipment, net	6,407,211	6,553,556

Other assets:
Deferred financing costs, net	97,586	112,615
Goodwill (VIE $440,000 and $440,000, respectively)	1,473,176	1,473,176
Net deferred income tax asset	1,033,722	986,181
Other assets (due from related party $47,000 and $46,000, respectively)	254,015	242,270

Total other assets	2,858,499	2,814,242

TOTAL ASSETS	$41,718,100	$41,804,969

LIABILITIES AND EQUITY
Current liabilities:
Checks written in excess of bank balance (VIE $11,000 and $8,000, respectively)	$734,626	$1,481,827
Trade payables (VIE $244,000 and $238,000, respectively)	5,083,062	4,271,860
Line of credit (VIE $461,000 and $484,000, respectively)	11,278,615	10,952,924
Notes payable - current portion (net discount of $178,000 and $171,000, repectively) (VIE $282,000 and $311,000, respectively)	509,026	501,710
Notes payable affiliates - current portion	8,933	8,670
Capital Lease - current portion	41,884	41,204
Accrued liabilities (VIE $663,000 and $655,000, respectively)	2,544,580	2,942,481

Total current liabilities	20,200,726	20,200,676

Long-term liabilities:
Notes payable - affiliates	259,713	266,835
Notes payable, net of current portion (net discount of $66,000 and $171,000, repectively) (VIE $112,000 and $311,000, respectively)	6,734,681	6,665,700
Notes payable - officers, subordinated	1,345,776	1,323,139
Capital Lease	34,621	45,351

Total long-term debt, net of current portion	8,374,791	8,301,025

Warrants Payable	901,909	714,245

Total long-term liabilities	9,276,700	9,015,270

Equity:
CTI Industries Corporation stockholders' equity:
Preferred Stock — no par value, 2,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock - no par value, 5,000,000 shares authorized, 3,386,579 shares issued and 3,342,921 shares outstanding	13,898,494	13,775,994
Paid-in-capital	1,589,846	1,577,807
Accumulated earnings	1,677,550	1,670,788
Accumulated other comprehensive loss	(4,143,920)	(4,076,318)
Less: Treasury stock, 75,627 shares	(160,784)	(160,784)

Total CTI Industries Corporation stockholders' equity	12,861,186	12,787,487

Noncontrolling interest	(620,512)	(198,464)

Total Equity	12,240,674	12,589,023

TOTAL LIABILITIES AND EQUITY	$41,718,100	$41,804,969

See accompanying notes to condensed consolidated unaudited financial statements

CTI Industries Corporation and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	For the Three Months Ended March 31,
	2016	2015

Net Sales	$15,204,994	$14,975,329

Cost of Sales	11,283,147	10,986,933

Gross profit	3,921,847	3,988,396

Operating expenses:
General and administrative	1,757,351	1,687,528
Selling	991,361	735,408
Advertising and marketing	526,078	646,251

Total operating expenses	3,274,790	3,069,187

Income from operations	647,057	919,209

Other (expense) income:
Interest expense	(355,304)	(368,275)
Interest income	(3,156)	5,535
Change in fair value of warrants	(187,664)	(40,614)
Foreign currency loss	(10,484)	(4,012)

Total other expense, net	(556,608)	(407,366)

Net income before taxes	90,449	511,843

Income tax expense	6,986	173,062

Net income	83,463	338,781

Less: Net income attributable to noncontrolling interest	76,701	54,166

Net income attributable to CTI Industries Corporation	$6,762	$284,615

Other Comprehensive Loss
Foreign currency adjustment	(67,602)	(384,142)
Comprehensive loss	$(60,840)	$(99,527)

Basic income per common share	$0.00	$0.09

Diluted income per common share	$0.00	$0.08

Weighted average number of shares and equivalent shares of common stock outstanding:
Basic	3,339,240	3,301,116

Diluted	3,479,069	3,448,689

See accompanying notes to condensed consolidated unaudited financial statements

CTI Industries Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended March 31,
	2016	2015

Cash flows from operating activities:
Net income	$83,463	$338,781
Adjustment to reconcile net income to cash provided by operating activities:
Depreciation and amortization	400,941	471,371
Amortization of debt discount	40,288	34,515
Change in fair value of warrants	187,664	40,614
Stock based compensation	12,039	9,853
Provision for losses on accounts receivable	20,894	7,158
Provision for losses on inventories	28,252	86,413
Deferred income taxes	(56,112)	20,307
Change in assets and liabilities:
Accounts receivable	(355,033)	279,235
Inventories	130,720	(516,476)
Prepaid expenses and other assets	13,165	553,590
Trade payables	832,124	382,607
Accrued liabilities	(460,473)	(121,775)

Net cash provided by operating activities	877,932	1,586,193

Cash flows from investing activities:
Cash used in investment in subsidiary	(43,750)	-
Purchases of property, plant and equipment	(244,121)	(88,628)

Net cash used in investing activities	(287,871)	(88,628)

Cash flows from financing activities:
Change in checks written in excess of bank balance	(747,201)	(338,802)
Net change in revolving line of credit	325,691	(955,973)
Proceeds from issuance of long-term debt	-	4,238
Repayment of long-term debt (related parties $0 and $2,000)	(148,235)	(131,326)
Dividends paid	-	(10,000)
Redemption of Variable Interest Entity members	(455,000)	-
Contributions received by Variable Interest Entity	288,750	-
Proceeds from issuance of stock, net	-	-

Net cash used in financing activities	(735,995)	(1,431,863)

Effect of exchange rate changes on cash	(5,040)	(5,119)

Net decrease in cash and cash equivalents	(150,974)	60,583

Cash and cash equivalents at beginning of period	346,404	150,332

Cash and cash equivalents at end of period	$195,430	$210,915

Supplemental disclosure of cash flow information:
Cash payments for interest	$304,363	$315,628

Supplemental Disclosure of non-cash investing and financing activity
Property, Plant & Equipment acquisitions funded by liabilities	$66,960	$44,617
Contributed Capital to Clever Container
Stock	$122,500	$-
Debt	$43,750	$-
Accounts Receivable	$183,750	$-

See accompanying notes to condensed consolidated unaudited financial statements

CTI Industries Corporation and Subsidiaries

Condensed Consolidated Earnings per Share (unaudited)

	For the Three Months Ended March 31,
	2016	2015
Basic
Average shares outstanding:
Weighted average number of common shares outstanding	3,339,240	3,301,116

Net income:
Net income attributable to CTI Industries Corporation	$6,762	$284,615

Per share amount	$0.00	$0.09

Diluted
Average shares outstanding:
Weighted average number of common shares outstanding	3,339,240	3,301,116

Effect of dilutive shares	139,829	147,573

Weighted average number of shares and equivalent shares of common stock outstanding	3,479,069	3,448,689

Net income:
Net income attributable to CTI Industries Corporation	$6,762	$284,615

Per share amount	$0.00	$0.08

See accompanying notes to condensed consolidated unaudited financial statements

CTI Industries Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 - Basis of Presentation

The accompanying condensed (a) consolidated balance sheet as of December 31, 2015, which has been derived from audited consolidated financial statements, and (b) the unaudited interim condensed consolidated financial statements have been prepared and, in the opinion of management, contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the consolidated financial position and the consolidated statements of comprehensive income and consolidated cash flows for the periods presented in conformity with generally accepted accounting principles for interim consolidated financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2016. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2015.

Principles of consolidation and nature of operations:

The condensed consolidated financial statements include the accounts of CTI Industries Corporation and its wholly-owned subsidiaries, CTI Balloons Limited and CTI Supply, Inc., its majority-owned subsidiaries, Flexo Universal, S. de R.L. de C.V. and CTI Europe gmbH, as well as the accounts of Venture Leasing S. A. de R. L., Venture Leasing L.L.C and Clever Container Company, L.L.C. (the “Company”). The last three entities have been consolidated as variable interest entities. All significant intercompany transactions and accounts have been eliminated in consolidation. The Company (i) designs, manufactures and distributes balloon products throughout the world and (ii) operates systems for the production, lamination, coating and printing of films used for food packaging and other commercial uses and for conversion of films to flexible packaging containers and other products.

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

As of March 31, 2016 and 2015, shares to be issued upon the exercise of options and warrants aggregated 288,048 and 354,048, respectively. The number of anti-dilutive shares (not included in the determination of earnings on a diluted basis) for the three months ended March 31, 2016 and 2015 were 119,000 and 185,000, respectively, all of which were represented by options.

Significant Accounting Policies:

The Company’s significant accounting policies are summarized in Note 2 of the Company’s consolidated financial statements for the year ended December 31, 2015. There were no significant changes to these accounting policies during the three months ended March 31, 2016.

Recent Accounting Pronouncements:

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Cost . The ASU requires debt issuance costs associated with a recognized debt liability to be presented on the balance sheet as a direct deduction from the carrying amount of the corresponding debt liability. This new guidance is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted. An entity should apply the new guidance on a retrospective basis. We adopted this ASU effective with the first quarter of fiscal year 2016. The adoption of this accounting standard update did not have a material impact to our consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory . Under this ASU, inventory will be measured at the “lower of cost and net realizable value” and options that currently exist for “market value” will be eliminated. The ASU defines net realizable value as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.” No other changes were made to the current guidance on inventory measurement. ASU 2015-11 is effective for interim and annual periods beginning after December 15, 2016. Early application is permitted and should be applied prospectively. We do not expect the adoption of this accounting standard update to have a material impact on our consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes , to eliminate the current requirements to classify deferred income tax assets and liabilities between current and noncurrent. To simplify the presentation of deferred income taxes, the amendments in this update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. For public business entities, the amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. We are continuing to evaluate the impact of ASU 2015-17 on our consolidated financial statement.

In February 2016, the FASB issued ASU 2016-02, Leases ( Topic 842), aimed at making leasing activities more transparent and comparable. The new standard requires substantially all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including today’s operating leases. For public business entities, the standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. For all other entities, the standard is effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early application is permitted for all entities. We are continuing to evaluate the impact of ASU 2016-02 on our consolidated financial statements and related disclosures.

Note 2 - Stock-Based Compensation; Changes in Equity

The Company has adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718 which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the condensed consolidated financial statements based on their grant-date fair values.

The Company has applied the Black-Scholes model to value stock-based awards and issued warrants related to notes payable. That model incorporates various assumptions in the valuation of stock-based awards relating to the risk-free rate of interest to be applied, the estimated dividend yield and expected volatility of our common stock. The risk-free rate of interest is the related U.S. Treasury yield curve for periods within the expected term of the option at the time of grant. The dividend yield on our common stock is estimated to be 0%, as the Company did not issue dividends during 2016 and 2015. The expected volatility is based on historical volatility of the Company’s common stock.

The Company’s net income for the three months ended March 31, 2016 and 2015 includes approximately $12,000 and $10,000, respectively of compensation costs related to share based payments. As of March 31, 2016 there is $48,000 of unrecognized compensation expense related to non-vested stock option grants and stock grants. We expect approximately $22,000 of additional stock-based compensation expense to be recognized over the remainder of 2016, $15,000 to be recognized during 2017, $7,000 to be recognized during 2018, $3,000 to be recognized during 2019 and $1,000 to be recognized during 2020.

As of March 31, 2016, the Company had three stock-based compensation plans pursuant to which stock options were, or may be, granted. The Plans provide for the award of options, which may either be incentive stock options (“ISOs”) within the meaning of Section 422A of the Internal Revenue Code of 1986, as amended (the “Code”) or non-qualified options (“NQOs”) which are not subject to special tax treatment under the Code, as well as for stock grants.

On April 12, 2001, the Board of Directors approved for adoption, effective December 27, 2001, the 2001 Stock Option Plan (“2001 Plan”). The 2001 Plan authorizes the grant of options to purchase up to an aggregate of 119,050, shares of the Company’s Common Stock. As of March 31, 2016, options for 139,958 shares (including cancelled shares re-issued under the Plan) have been granted and were fully vested at the time of grant; no options remain outstanding.

On April 24, 2002, the Board of Directors approved for adoption, effective October 12, 2002, the 2002 Stock Option Plan (“2002 Plan”). The 2002 Plan authorizes the grant of options to purchase up to an aggregate of 142,860 shares of the Company’s Common Stock. As of March 31, 2016, options for 123,430 shares have been granted and were fully vested at the time of grant; no options remain outstanding.

On April 10, 2009, the Board of Directors approved for adoption, and on June 5, 2009, the shareholders of the Corporation approved, a 2009 Stock Incentive Plan (“2009 Plan”). The 2009 Plan authorizes the issuance of up to 250,000 shares of stock or options to purchase stock of the Company (including cancelled shares reissued under the plan.) As of March 31, 2016, options for 250,000 shares had been granted and options for 148,000 shares remain outstanding.

A summary of the Company’s stock option activity and related information is as follows:

	Shares under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance at December 31, 2015	154,000	$5.25	2.9	$1,450
Granted	-
Cancelled/Expired	(6,000)	$5.96
Exercised	-
Outstanding at March 31, 2016	148,000	$5.22	2.7	$181,730

Exercisable at March 31, 2016	58,400	$5.19	1.7	$73,592

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

As of March 31, 2016, the Company was in compliance with the financial covenants provided in the Note and Warrant Purchase Agreement, as amended.

A summary of the Company’s stock warrant activity and related information is as follows:

	Shares under Warrant	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance at December 31, 2015	140,048	$0.01	6.55	$714,245
Granted
Cancelled
Exercised
Outstanding at March 31, 2016	140,048	$0.01	6.30	$901,909

Exercisable at March 31, 2016	-	-	-	-

A summary of the Company’s stock option activity by grant date as of March 31, 2016 is as follows:

	Options Outstanding				Options Vested
Options by Grant Date	Shares	Weighted Avg.	Remain. Life	Intrinsic Val	Shares	Weighted Avg.	Remain. Life	Intrinsic Val
Dec 2005	-	-	-	-	-	-	-	-
Dec 2010	-	-	-	-	-	-	-	-
Jan 2011	-	-	-	-	-	-	-	-
Nov 2012	94,000	$5.17	1.7	$120,320	56,400	$5.17	1.7	$72,912
Nov 2013	5,000	$5.75	2.6	$3,500	2,000	$5.75	2.6	$1,400
Dec 2015	49,000	$5.27	4.8	$57,910	-	-	-	-
TOTAL	148,000	$5.22	2.7	$181,730	58,400	$5.19	1.7	$73,592

The aggregate intrinsic value in the tables above represents the total pre-tax intrinsic value (the difference between the closing price of the Company’s common stock on the last trading day of the quarter ended March 31, 2016 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all the holders exercised their options on March 31, 2016.

Note 3 - Legal Proceedings

The Company is party to certain claims or actions arising in the normal course of business. The ultimate outcome of these matters is unknown but, in the opinion of management, the resolution of these matters is not expected to have a significant effect on the future financial position or results of operations of the Company.

Note 4 - Other Comprehensive Loss

In the three months ended March 31, 2016 the company incurred other comprehensive losses of approximately $68,000, all from foreign currency translation adjustments.

The following table sets forth the accumulated balance of other comprehensive loss and each component.

	Foreign Currency Items	Total Accumulated Other Comprehensive Loss

Beginning balance as of January 1, 2016	$(4,076,318)	$(4,076,318)

Current period change, net of tax	(67,602)	(67,602)

Ending Balance as of March 31, 2016	(4,143,920)	(4,143,920)

Note 5 - Inventories, Net

	March 31, 2016	December 31, 2015
Raw materials	$3,415,784	$2,770,636
Work in process	2,266,761	2,198,981
Finished goods	12,895,111	13,723,090
Allowance for excess quantities	(850,714)	(822,796)
Total inventories	$17,726,942	$17,869,911

Note 6 - Geographic Segment Data

The Company has determined that it operates primarily in one business segment that designs, manufactures and distributes film and film related products for use in packaging, storage and novelty balloon products. The Company operates in foreign and domestic regions. Information about the Company's operations by geographic areas is as follows:

	Net Sales to Outside Customers
	For the Three Months Ended		Total Assets at
	March 31,		March 31,	December 31,
	2016	2015	2016	2015

United States	12,087,000	$11,717,000	30,747,000	$30,772,000
Europe	547,000	436,000	1,773,000	1,562,000
Mexico	1,863,000	2,173,000	7,267,000	7,680,000
United Kingdom	708,000	649,000	1,931,000	1,791,000

	$15,205,000	$14,975,000	$41,718,000	$41,805,000

Note 7 - Concentration of Credit Risk

Concentration of credit risk with respect to trade accounts receivable is generally limited due to the large number of entities comprising the Company's customer base. The Company performs ongoing credit evaluations and provides an allowance for potential credit losses against the portion of accounts receivable which is estimated to be uncollectible. Such losses have historically been within management's expectations. During the three months ended March 31, 2016 and 2015, there were two customers whose purchases represented more than 10% of the Company’s consolidated net sales, respectively. Sales to these customers for the three months ended March 31, 2016 and 2015 are as follows:

	Three Months Ended		Three Months Ended
	March 31, 2016		March 31, 2015
Customer	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Customer A	$5,165,000	34.0%	$4,364,000	29.1%
Customer B	$2,340,000	15.4%	$1,851,000	12.4%

As of March 31, 2016, the total amounts owed to the Company by these customers were approximately $3,546,000 or 35.6%, and $2,498,000 or 25.1%, of the Company’s consolidated net accounts receivable, respectively. The amounts owed at March 31, 2015 by these customers were approximately $3,036,000 or 28.0%, and $1,769,000 or 16.3% of the Company’s consolidated net accounts receivable, respectively.

Note 8 - Related Party Transactions

Stephen M. Merrick, President of the Company, is of counsel to the law firm of Vanasco Genelly and Miller PC which provides legal services to the Company. Legal fees paid by the Company to this firm for the three months ended March 31, 2016 and 2015, respectively, were $38,000 and $38,000.

Interest payments have been made or accrued to John H. Schwan, Chief Executive Officer of the Company, for loans made to the Company. During the three months ended March 31, 2016 and 2015, these interest payments totaled $23,000 and $21,000, respectively.

On July 1, 2011, Flexo Universal, S.R.L. de C.V. (“Flexo”) entered into a lease agreement with Venture Leasing S.A. de R.L. (“Venture Leasing Mexico”) for the lease of balloon production equipment financed and owned by Venture Leasing Mexico and used by Flexo for the production of latex balloons. Venture Leasing Mexico is wholly owned by entities owned by John H. Schwan, Chief Executive Officer of the Company and Stephen M. Merrick, President of the Company. Venture Leasing Mexico and Venture Leasing L.L.C., also owned by entities owned by Mr. Schwan and Mr. Merrick, are deemed variable interest entities and are consolidated with the accounts of the Company. During the three months ended March 31, 2016, Flexo made lease payments to Venture Leasing Mexico totaling $39,000. During the three months ended March 31, 2015, Flexo made lease payments to Venture Leasing Mexico totaling $36,000.

John H. Schwan, Chief Executive Officer of the Company, through an investment entity, and Stephen M. Merrick, President of the Company, also through an investment entity own, in aggregate, a 50% interest in Clever Container Company L.L.C., an Illinois limited liability company. During the three months ended March 31, 2016 and 2015, Clever Container purchased various products from the Company in the amount of $185,000 and $7,000, respectively. As of March 31, 2016 and 2015, the balance of accounts receivable from Clever Container to the Company were $300,000 and $333,000, respectively. On January 8, 2016, the Company purchased interests in Clever Container representing 28.5% ownership of Clever Container for an aggregate consideration of $498,750, of which $411,250 (consisting of 24,746 shares of common stock in the Company valued at $122,500, cash of $105,000 and forgiveness of accounts receivable in the amount of $183,750) was contributed to capital in Clever Container in exchange for interests in that company and $87,500 was paid for the purchase of a 5% interest from an unrelated third party. The contributions to capital were made in connection with the purchase and redemption of interests in Clever Container from unrelated third parties.

Note 9 - Derivative Instruments; Fair Value

The following tables represents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

	Amount as of
Description	3/31/2016	Level 1	Level 2	Level 3

Warrant Liability	$902,000		$902,000

	$902,000		$902,000

	Amount as of
Description	12/31/2015	Level 1	Level 2	Level 3

Warrant Liability	$714,000	-	$714,000	-

	$714,000		$714,000

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

Overview

We produce film products for novelty, packaging and container applications. These products include foil balloons, latex balloons and related latex toy products, films for packaging and custom product applications, and flexible containers for packaging and consumer storage applications. We produce all of our film products for packaging, container applications and foil balloons at our plant in Lake Barrington, Illinois. We produce all of our latex balloons and latex products at our facility in Guadalajara, Mexico. Substantially all of our film products for packaging and custom product applications are sold to customers in the United States. We market and sell our novelty items and flexible containers for consumer use in the United States, Mexico, Latin America, and Europe. We also market and sell vacuum sealing machines which we purchase from a supplier and we market and sell home organizing and container products.

Results of Operations

Net Sales. For the three months ended March 31, 2016, net sales were $15,205,000 compared to net sales of $14,975,000 for the same period of 2015, an increase of 1.5%. For the quarters ended March 31, 2016 and 2015, net sales by product category were as follows:

	Three Months Ended
	March 31, 2016		March 31, 2015
	$	% of	$	% of
Product Category	(000) Omitted	Net Sales	(000) Omitted	Net Sales

Foil Balloons	8,014	53%	7,094	47%

Latex Balloons	2,044	13%	2,320	16%

Vacuum Sealing Products	2,323	15%	2,810	19%

Film Products	1,020	7%	783	5%

Home Organization Products	1,458	10%	718	5%

Other Sales	346	2%	1,250	8%

Total	15,205	100%	14,975	100%

Foil Balloons. During the three months ended March 31, 2016, revenues from the sale of foil balloons increased by 13.0% compared to the prior year period from $7,094,000 to $8,014,000. During the three months ended March 31, 2016, foil balloon sales to our largest customer increased to $5,130,000 from $4,276,000 for the same period in 2015. For the three month period, sales of foil balloons to other customers increased to $2,884,000 from $2,818,000 for the same period last year. These sales to other customers include sales in the United States, Mexico, the United Kingdom and Europe.

Latex Balloons. During the three months ended March 31, 2016, revenues from the sale of latex balloons decreased by 11.9% compared to the prior year period from $2,320,000 to $2,044,000. The decline in sales is attributable to (i) the reduced Dollar value of sales denominated in the Mexican Peso during those periods due to the decline of the Peso in relation to the Dollar and (ii) a reduction in sales to customers in Central and South America.

Vacuum Sealing Products. During the three months ended March 31, 2016, revenues from the sale of pouches and vacuum sealing machines decreased by 17.3% compared to the prior year from $2,810,000 to $2,323,000, although revenues from the sale of our branded vacuum sealing systems line (vacuum sealing machines, rolls of film and pouches sold under the Ziploc® brand) increased in the period. The decline in revenues is attributable to the decline in sales of zippered pouches from $680,000 in the first quarter of 2015 to $114,000 in the first quarter of 2016. Most of the sales of zippered pouches were to a principal customer. Sales to that customer declined in the first quarter of this year and the customer has advised us that they will not be purchasing the product on an ongoing basis. However, we are introducing a new line of zippered pouch products under the brand Clever Fresh™ to be sold through Clever Container from which we anticipate new revenues of zippered pouch product. With respect to our branded vacuum sealing systems, sales for the quarter increased to $2,209,000 from $2,130,000 for the same period last year, and we are anticipating a significant increase in sales of this product line during the course of 2016.

Films. During the three months ended March 31, 2016, revenues from the sale of laminated film products increased by 30.3% compared to the prior year period from $783,000 to $1,020,000. Virtually all of the sales of this product line were to a single long-term customer.

Home Organizing Products. During the three months ended March 31, 2016, revenues from the sale of home organizing products increased by 103.1% compared to the prior year period from $718,000 to $1,458,000. Over the past several years, we have initiated direct sales of home organizing products through Clever Container Company, LLC. We now have a 28.5% direct ownership interest in Clever Container and the results of its operations are consolidated with those of the Company as a variable interest entity. Clever Container engages in the direct sales of home organizing products and containers (including certain products produced by the Company) through a network of independent consultants throughout the United States.

Other Revenues. During the three months ended March 31, 2016, we had revenues from the sale of various other products totaling $346,000 compared to revenues from other products in the same period in 2015 of $1,250,000. The revenues from the sale of other products during 2016 include (i) sales of a line of “Candy Blossoms” and “Candy Loons” consisting of candy and small inflated balloons sold in small containers, and (ii) the sale of accessories and supply items related to balloon products.

Sales to a limited number of customers continue to represent a large percentage of our net sales. The table below illustrates the impact on sales of our top three and ten customers for the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31,
	% of Sales
	2016	2015

Top 3 Customers	55.8%	46.7%

Top 10 Customers	68.7%	65.5%

During the three months ended March 31, 2016, there were two customers whose purchases represented more than 10% of the Company’s consolidated net sales. Sales to these customers for the three months ended March 31, 2016 were $5,165,000 or 34.0%, and $2,340,000 or 15.4%, of consolidated net sales, respectively. Sales to these customers for the three months ended March 31, 2015, were $4,364,000 or 29.1%, and $1,851,000 or 12.4% of consolidated net sales, respectively. The amounts owed at March 31, 2016 by these customers were $3,546,000 or 35.6%, and $2,498,000 or 25.1%, of the Company’s consolidated net accounts receivable, respectively. As of March 31, 2015, the total amounts owed to the Company by these customers were $3,036,000 or 28.0% and $1,769,000 or 16.3% of the Company’s consolidated net accounts receivable, respectively.

Cost of Sales. During the three months ended March 31, 2016, the cost of sales represented 74.2% of net sales compared to 73.4% for the three months ended March 31, 2015.

General and Administrative. During the three months ended March 31, 2016, general and administrative expenses were $1,757,000 or 11.6% of net sales, compared to $1,688,000 or 11.3% of net sales for the same period in 2015. The increase in general and administrative expenses is attributable principally to (i) an increase in legal expenses of $29,000, (ii) an increase in hiring expenses of $17,000 and (iii) an increase in audit expenses of $14,000.

Selling. During the three months ended March 31, 2016, selling expenses were $991,000 or 6.5% of net sales, compared to $735,000 or 4.9% of net sales for the same period in 2015. The increase in selling expenses is attributable to increased commissions, bonus and incentive payments by Clever Container Company to independent distributors. These payments are a function of increased sales volume.

Advertising and Marketing. During the three months ended March 31, 2016, advertising and marketing expenses were $526,000 or 3.5% of net sales for the period, compared to $646,000 or 4.3% of net sales for the same period of 2015.

Other Income (Expense). During the three months ended March 31, 2016, the Company incurred interest expense of $546,000, compared to interest expense during the same period of 2015 in the amount of $403,000. In addition to the interest on our line of credit, mortgage, and term loan with BMO Harris, the interest charges include (i) interest paid on our mezzanine loan with BMO Equity, (ii) a charge for the amount of the debt discount attributable to the warrants used in the BMO Equity transaction in the amount of $40,000 in the first quarter this year compared to $35,000 in the first quarter of 2015 and (iii) a variable charge relating to the change in value of the warrants by reason of change in market price of our common stock, in the amount of $188,000, compared to $41,000 in the first quarter of 2015.

For the three months ended March 31, 2016, the Company had a foreign currency transaction loss of $10,000 compared to a foreign currency transaction loss of $4,000 during the same period of 2015.

Income Taxes. For the three months ended March 31, 2016, the Company reported a consolidated income tax expense of $7,000, compared to a consolidated income tax expense of $173,000 for the same period of 2015. For the three months ended March 31, 2016, this income tax expense was composed of an income tax benefit in the United States, income tax expense in Mexico of Flexo Universal, our Mexican subsidiary, an income tax benefit in the United Kingdom of CTI Balloons Limited, our United Kingdom subsidiary and income tax expense in Europe of CTI Europe gmbH, our Germany subsidiary.

Net Income. For the three months ended March 31, 2016, the Company had income from operations of $647,000 compared to income from operations during the same period in 2015 of $919,000. The difference in operating income from the first quarter of 2015 is attributable to increased selling and administrative costs and a slightly lower gross margin rate. For the three months ended March 31, 2016, the Company had net income of $7,000 or $0.0 per share (basic and diluted,) compared to net income of $285,000 for the same period of 2015 or $0.09 per share basic and $0.08 per share diluted. A principal factor affecting net income for the quarter was the non-cash charges for the debt discount related to warrants and the charge relating to the change in value of the warrants resulting from the increase in the market price of our stock during the quarter. Together, these charges totaled $228,000 for the quarter. Absent these charges, net income for the quarter, before taxes, was $318,000.

Financial Condition, Liquidity and Capital Resources

Cash Flow Items.

Operating Activities. During the three months ended March 31, 2016, net cash provided by operations was $878,000, compared to net cash provided by operations during the three months ended March 31, 2015 of $1,586,000.

Significant changes in working capital items during the three months ended March 31, 2016 included:

•	An increase in accounts receivable of $355,000 compared to a decrease in accounts receivable of $279,000 in 2015.
•	A decrease in inventory of $131,000 compared to an increase in inventory of $516,000 in 2015.
•	A decrease in prepaid expenses of $13,000 compared to a decrease in prepaid expenses of $554,000 in 2015.
•	An increase in trade payables of $832,000 compared to an increase in trade payables of $383,000 in 2015.
•	A decrease in accrued liabilities of $460,000 compared to a decrease in accrued liabilities of $81,000 in 2015.

Investing Activity. During the three months ended March 31, 2016, cash used in investing activity was $288,000, compared to $89,000 in the same period of 2015. Substantially all of this expense is related to equipment acquisitions and capitalized maintenance, leasehold improvements, tooling and related expense, as well as investment in Clever Container subsidiary.

Financing Activities. During the three months ended March 31, 2016, cash used in financing activities was $736,000 compared to cash used in financing activities for the same period of 2015 in the amount of $1,432,000.

Liquidity and Capital Resources. At March 31, 2016, the Company had cash balances of $195,000 compared to cash balances of $211,000 for the same period in 2015 and there was $1,605,000 available to advance under the Company’s revolving line of credit.

At March 31, 2016, the Company had a working capital balance of $12,252,000 compared to a working capital balance of $12,236,000 at December 31, 2015.

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

The Credit Agreement, as amended, provides that the outstanding balance of all loans under the agreement will bear interest with reference to a base rate or, at the option of the Company, with reference to an adjusted LIBOR. At March 31, 2016, the effective rate on the outstanding loan balances was 3.75%.

As of March 31, 2016, the outstanding balances on the loans with BMO Harris were: (i) revolving line of credit, $10,818,000, (ii) mortgage loan, $1,781,000, and (iii) equipment loan, $268,000.

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

On October 13, 2015, the Company entered into Amendment No. 6 to the Credit Agreement among the Company and BMO Harris. Pursuant to the terms of the Amendment, the company will be able to obtain advances under the revolving line of credit with BMO Harris in the amount provided for in the borrowing base formula plus an overadvance amount of up to $1 million, up to a total maximum amount under the revolving line of credit of $12 million. The provision for the overadvance amount is available to the company for the period from October 1, 2015 to April 30, 2016. On April 29, 2016, the term under which the overadvance of $1 million is available to the Company was extended to July 31, 2016.

Management believes that the funds available under the Credit Agreement, as amended, as well as internally generated funds will be sufficient for the Company to meet its working capital needs for at least the next 12 months. However, the Company has been advised of a likely substantial order for vacuum sealing systems for delivery in October 2016 which will require a significant investment by the Company in vacuum sealing machines and rolls of film over the period from June through October 2016. Management of the Company are exploring means of financing this activity, including additional bank or other funding.

As of March 31, 2016, the Company was in compliance with all the financial covenants under the Credit Agreement and the Note and Warrant Purchase Agreement.

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

Critical Accounting Policies

Please see pages 25-28 of our Annual Report on Form 10-K for the year ended December 31, 2015 for a description of policies that are critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. No material changes to such information have occurred during the three months ended March 31, 2016.

Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk

Not applicable.

Item 4. Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2016. Based on such review and evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of March 31, 2016, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, (a) is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and (b) is accumulated and communicated to our management, including the officers, as appropriate to allow timely decisions regarding required disclosure. There were no material changes in our internal control over financial reporting during the three months ended March 31, 2016 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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
101

Interactive Data Files, including the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 13, 2016	CTI INDUSTRIES CORPORATION

	By:	/s/ John H. Schwan
John H. Schwan
Chief Executive Officer

	By:	/s/ Stephen M. Merrick
Stephen M. Merrick
President

	By:	/s/ Timothy S. Patterson
Timothy S. Patterson
Chief Financial Officer
Senior Vice President Finance

Exhibit Index

Exhibit Number	Description
3.1	Third Restated Certificate of Incorporation of CTI Industries Corporation (incorporated by reference to Exhibit A contained in Registrant’s Schedule 14A Definitive Proxy Statement for solicitation of written consent of shareholders, as filed with Commission on October 25, 1999).
3.2	By-laws of CTI Industries Corporation (incorporated by reference to Exhibit 3.1 contained in Registrant’s Form SB-2 Registration Statement (File No. 333-31969) effective November 5, 1997).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101	Interactive Data Files, including the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements.

