Form 10-Q
period 2016-06-30
CTI INDUSTRIES CORP
filed 2016-08-22
CIK 1042187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016 OR
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

The number of shares outstanding of the Registrant’s common stock as of August 1, 2016 was 3,371,504.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

CTI Industries Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents (VIE $41,000 and $82,000, respectively)	$475,041	$346,404
Accounts receivable, (less allowance for doubtful accounts of $115,000 and $126,000, respectively) (VIE $37,000 and $4,000, respectively)	9,723,415	11,410,999
Inventories, net (VIE $1,286,000 and $1,264,000, respectively)	18,950,958	17,869,911
Net deferred income tax asset	734,302	761,096
Prepaid expenses (VIE $17,000 and $17,000, respectively)	2,240,829	1,057,464
Other current assets (VIE $51,000 and $33,000, respectively)	1,266,945	991,297

Total current assets	33,391,490	32,437,171

Property, plant and equipment:
Machinery and equipment (VIE $0 and $546,000, respectively)	26,513,591	26,847,110
Building	3,378,006	3,360,017
Office furniture and equipment (VIE $86,000 and $66,000, respectively)	3,568,744	3,512,613
Intellectual property	482,088	482,088
Land	250,000	250,000
Leasehold improvements	611,805	624,902
Fixtures and equipment at customer locations	3,174,535	3,174,535
Projects under construction	710,301	773,985
	38,689,070	39,025,250
Less : accumulated depreciation and amortization (VIE $26,000 and $150,000, respectively)	(32,924,700)	(32,471,694)

Total property, plant and equipment, net	5,764,370	6,553,556

Other assets:
Deferred financing costs, net	82,557	112,615
Goodwill (VIE $440,000 and $440,000, respectively)	1,473,176	1,473,176
Net deferred income tax asset	1,121,825	986,181
Other assets (due from related party $46,000 and $46,000, respectively)	496,811	242,270

Total other assets	3,174,369	2,814,242

TOTAL ASSETS	$42,330,229	$41,804,969

LIABILITIES AND EQUITY
Current liabilities:
Checks written in excess of bank balance (VIE $15,000 and $8,000, respectively)	$1,551,997	$1,481,827
Trade payables (VIE $128,000 and $238,000, respectively)	4,700,235	4,271,860
Line of credit (VIE $443,000 and $484,000, respectively)	11,836,864	10,952,924
Notes payable - current portion (net discount of $185,000 and $171,000, respectively) (VIE $0 and $311,000, respectively)	153,318	501,710
Notes payable affiliates - current portion	8,499	8,670
Capital Lease - current portion	42,576	41,204
Accrued liabilities (VIE $940,000 and $655,000, respectively)	2,732,901	2,942,481

Total current liabilities	21,026,390	20,200,676

Long-term liabilities:
Notes payable - affiliates	625,613	266,835
Notes payable, net of current portion (net of deferred financing fees of $17,000 and $113,000, respectively) (VIE $102,000 and $200, respectively)	6,749,742	6,665,700
Notes payable - officers, subordinated	1,368,817	1,323,139
Capital lease	23,714	45,351
Deferred gain	387,080	-

Total long-term debt, net of current portion	9,154,966	8,301,025

Warrants Payable	941,123	714,245

Total long-term liabilities	10,096,089	9,015,270

Equity:
CTI Industries Corporation stockholders' equity:
Preferred Stock -- no par value, 2,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock - no par value, 5,000,000 shares authorized, 3,386,579 shares issued and 3,342,921 shares outstanding	13,898,494	13,775,994
Paid-in-capital	1,601,141	1,577,807
Accumulated earnings	1,594,621	1,670,788
Accumulated other comprehensive loss	(4,680,329)	(4,076,318)
Less: Treasury stock, 75,627 shares	(160,784)	(160,784)

Total CTI Industries Corporation stockholders' equity	12,253,143	12,787,487

Noncontrolling interest	(1,045,393)	(198,464)

Total Equity	11,207,750	12,589,023

TOTAL LIABILITIES AND EQUITY	$42,330,229	$41,804,969

See accompanying notes to condensed consolidated unaudited financial statements

CTI Industries Corporation and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015

Net Sales	$14,150,504	$13,620,833	$29,355,498	$28,596,161

Cost of Sales	10,313,825	10,100,571	21,596,973	21,087,503

Gross profit	3,836,679	3,520,262	7,758,525	7,508,658

Operating expenses:
General and administrative	1,904,874	1,772,248	3,662,224	3,459,775
Selling	1,192,794	827,682	2,184,155	1,563,090
Advertising and marketing	536,631	670,147	1,062,709	1,316,398

Total operating expenses	3,634,299	3,270,077	6,909,088	6,339,263

Income from operations	202,380	250,185	849,437	1,169,395

Other (expense) income:
Interest expense	(357,192)	(308,048)	(715,652)	(716,937)
Interest income	-	19,242	-	24,777
Change in fair value of warrants	(39,214)	-	(226,878)	-
Foreign currency gain (loss)	78,161	7,311	67,677	3,298

Total other expense, net	(318,245)	(281,495)	(874,853)	(688,862)

Net income (loss) before taxes	(115,865)	(31,310)	(25,416)	480,533

Income tax expense (benefit)	4,865	52,171	11,851	225,233

Net income (loss)	(120,730)	(83,481)	(37,267)	255,300

Less: Net income (loss) attributable to noncontrolling interest	(37,800)	(135,156)	38,900	(80,990)

Net income (loss) attributable to CTI Industries Corporation	$(82,930)	$51,675	$(76,167)	$336,290

Other Comprehensive (Loss)
Foreign currency adjustment	(536,409)	(78,370)	(604,011)	(462,512)
Comprehensive (loss)	$(619,339)	$(26,695)	$(680,178)	$(126,222)

Basic income (loss) per common share	$(0.02)	$0.02	$(0.02)	$0.10

Diluted income (loss) per common share	$(0.02)	$0.01	$(0.02)	$0.10

Weighted average number of shares and equivalent shares of common stock outstanding:
Basic	3,363,986	3,301,116	3,363,986	3,301,116

Diluted	3,535,075	3,448,349	3,519,906	3,448,520

See accompanying notes to condensed consolidated unaudited financial statements

CTI Industries Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended June 30,
	2016	2015

Cash flows from operating activities:
Net income	$(37,267)	$255,300
Adjustment to reconcile net income to cash provided by operating activities:
Depreciation and amortization	784,399	942,000
Amortization of debt discount	82,163	70,391
Change in fair value of warrants	226,878	-
Stock based compensation	23,334	18,619
Provision for losses on accounts receivable	8,039	20,127
Provision for losses on inventories	(48,935)	162,933
Deferred income taxes	(106,619)	(13,896)
Change in assets and liabilities:
Accounts receivable	1,404,314	1,869,983
Inventories	(1,416,051)	(619,376)
Prepaid expenses and other assets	(1,809,612)	417,673
Trade payables	654,759	876,183
Accrued liabilities	(150,018)	(520,139)

Net cash (used in) provided by operating activities	(384,616)	3,479,798

Cash flows from investing activities:
Proceeds from equipment sale-leaseback	783,134	-
Cash used in investment in subsidiary	(43,750)	-
Purchases of property, plant and equipment	(433,304)	(194,264)

Net cash provided by (used in) investing activities	306,080	(194,264)

Cash flows from financing activities:
Change in checks written in excess of bank balance	70,171	(865,442)
Net change in revolving line of credit	883,940	(2,085,958)
Proceeds from issuance of long-term debt	492	4,473
Repayment of long-term debt (related parties $0 and $2,000)	(557,655)	(262,800)
Cash paid for deferred financing fees	-	(5,244)
Dividends paid	-	(10,000)
Contributions received by variable interest entity	288,750	-
Redemption of variable interest entity members	$(455,000)	-

Net cash provided by (used in) financing activities	230,698	(3,224,971)

Effect of exchange rate changes on cash	(23,525)	(6,856)

Net increase in cash and cash equivalents	128,637	53,707

Cash and cash equivalents at beginning of period	346,404	150,332

Cash and cash equivalents at end of period	$475,041	$204,039

Supplemental disclosure of cash flow information:
Cash payments for interest	$608,758	$630,202

Supplemental Disclosure of non-cash investing and financing activity
Property, Plant & Equipment acquisitions funded by liabilities	$30,721	$29,226
Contributed Capital to Clever Container
Stock	$122,500	-
Debt	$43,750	-
Accounts Receivable	$183,750	-

See accompanying notes to condensed consolidated unaudited financial statements

CTI Industries Corporation and Subsidiaries

Condensed Consolidated Earnings per Share (unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Basic
Average shares outstanding:
Weighted average number of common shares outstanding	3,363,986	3,301,116	3,363,986	3,301,116

Net income:
Net income (loss) attributable to CTI Industries Corporation	$(82,930)	$51,675	$(76,167)	$336,290

Per share amount	$(0.02)	$0.02	$(0.02)	$0.10

Diluted
Average shares outstanding:
Weighted average number of common shares outstanding	3,363,986	3,301,116	3,363,986	3,301,116

Effect of dilutive shares	171,089	147,233	155,920	147,404

Weighted average number of shares and equivalent shares of common stock outstanding	3,535,075	3,448,349	3,519,906	3,448,520

Net income:
Net income (loss) attributable to CTI Industries Corporation	$(82,930)	$51,675	$(76,167)	$336,290

Per share amount	$(0.02)	$0.01	$(0.02)	$0.10

See accompanying notes to condensed consolidated unaudited financial statements

CTI Industries Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 - Basis of Presentation

The accompanying condensed (a) consolidated balance sheet as of December 31, 2015, which has been derived from audited consolidated financial statements, and (b) the unaudited interim condensed consolidated financial statements have been prepared and, in the opinion of management, contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the consolidated financial position and the consolidated statements of comprehensive income and consolidated cash flows for the periods presented in conformity with generally accepted accounting principles for interim consolidated financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2016. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2015.

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

As of June 30, 2016 and 2015, shares to be issued upon the exercise of options and warrants aggregated 288,048 and 344,048, respectively. The number of anti-dilutive shares (not included in the determination of earnings on a diluted basis) for the three and six months ended June 30, 2016 and 2015 were 0 and 174,500, respectively, all of which were represented by options.

Significant Accounting Policies:

The Company’s significant accounting policies are summarized in Note 2 of the Company’s consolidated financial statements for the year ended December 31, 2015. There were no significant changes to these accounting policies during the three and six months ended June 30, 2016.

Reclassification:

Certain 2015 amounts have been reclassified to conform to the 2016 presentation.

Recent Accounting Pronouncements:

In 2014, the FASB issued guidance on revenue recognition, which provides for a single five-step model to be applied to all revenue contracts with customers. The guidance also requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts. The guidance provides an option to use either a retrospective approach or a cumulative effect adjustment approach to implement the guidance. In 2015, the FASB issued a deferral of the effective date of the guidance to 2018, with early adoption permitted in 2017. In 2016, the FASB issued final amendments clarifying the implementation guidance for principal versus agent considerations, identifying performance obligations and the accounting of intellectual property licenses. In addition, the FASB introduced practical expedients related to disclosures of remaining performance obligations, as well as other amendments to guidance on collectibility, non-cash consideration and the presentation of sales and other similar taxes. We are currently evaluating the impact of this guidance on our financial statements and the timing of adoption, and have not yet selected a transition approach.

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

In February 2016, the FASB issued ASU 2016-02, Leases ( Topic 842), aimed at making leasing activities more transparent and comparable. The new standard requires substantially all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including today’s operating leases. For public business entities, the standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, although early adoption is allowed. For all other entities, the standard is effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early application is permitted for all entities. We are continuing to evaluate the impact of ASU 2016-02 on our consolidated financial statements and related disclosures.

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

The Company’s net loss for the three months ended June 30, 2016 and net income in 2015 includes approximately $11,000 and $9,000, respectively, of compensation costs related to share based payments. The Company’s net loss for the six months ended June 30, 2016 and net income in 2015 includes approximately $23,000 and $19,000, respectively, of compensation costs related to share based payments. As of June 30, 2016 there is $37,000 of unrecognized compensation expense related to non-vested stock option grants and stock grants. We expect approximately $11,000 of additional stock-based compensation expense to be recognized over the remainder of 2016, $15,000 to be recognized during 2017, $7,000 to be recognized during 2018, $3,000 to be recognized during 2019 and $1,000 to be recognized during 2020.

As of June 30, 2016, the Company had three stock-based compensation plans pursuant to which stock options were, or may be, granted. The Plans provide for the award of options, which may either be incentive stock options (“ISOs”) within the meaning of Section 422A of the Internal Revenue Code of 1986, as amended (the “Code”) or non-qualified options (“NQOs”) which are not subject to special tax treatment under the Code, as well as for stock grants.

On April 12, 2001, the Board of Directors approved for adoption, effective December 27, 2001, the 2001 Stock Option Plan (“2001 Plan”). The 2001 Plan authorizes the grant of options to purchase up to an aggregate of 119,050, shares of the Company’s Common Stock. As of June 30, 2016, options for 139,958 shares (including cancelled shares re-issued under the Plan) have been granted and were fully vested at the time of grant; no options remain outstanding.

On April 24, 2002, the Board of Directors approved for adoption, effective October 12, 2002, the 2002 Stock Option Plan (“2002 Plan”). The 2002 Plan authorizes the grant of options to purchase up to an aggregate of 142,860 shares of the Company’s Common Stock. As of June 30, 2016, options for 123,430 shares have been granted and were fully vested at the time of grant; no options remain outstanding.

On April 10, 2009, the Board of Directors approved for adoption, and on June 5, 2009, the shareholders of the Corporation approved, a 2009 Stock Incentive Plan (“2009 Plan”). The 2009 Plan authorizes the issuance of up to 250,000 shares of stock or options to purchase stock of the Company (including cancelled shares reissued under the plan.) As of June 30, 2016, options for 250,000 shares had been granted and options for 148,000 shares remain outstanding.

A summary of the Company’s stock option activity and related information is as follows:

	Shares under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance at December 31, 2015	154,000	$5.25	2.9	$1,450
Granted	-
Cancelled/Expired	(6,000)	$5.96
Exercised	-
Outstanding at June 30, 2016	148,000	$5.22	2.5	$223,170

Exercisable at June 30, 2016	88,000	$5.20	1.8	$134,578

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

As of June 30, 2016, the Company was in compliance with all of the financial covenants under the Credit Agreement and the Note and Warrant Purchase Agreement, except that the Company did not meet two of the financial covenants in the Credit Agreement with the Bank – the ratio of EBITDA to Senior Debt and the ratio of EBITDA to Total Debt. The Bank has executed a waiver of the Company’s non-compliance with the covenants as of June 30, 2016.

A summary of the Company’s stock warrant activity and related information is as follows:

	Shares under Warrant	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance at December 31, 2015	140,048	$0.01	6.55	$714,245
Granted
Cancelled
Exercised
Outstanding at June 30, 2016	140,048	$0.01	6.05	$941,123

Exercisable at June 30, 2016	-	-	-	-

A summary of the Company’s stock option activity by grant date as of June 30, 2016 is as follows:

	Options Outstanding				Options Vested
Options by Grant Date	Shares	Weighted Avg.	Remain. Life	Intrinsic Val	Shares	Weighted Avg.	Remain. Life	Intrinsic Val
Dec 2005	-	-	-	-	-	-	-	-
Dec 2010	-	-	-	-	-	-	-	-
Jan 2011	-	-	-	-	-	-	-	-
Nov 2012	94,000	$5.17	1.4	$146,640	75,200	$5.17	1.4	$117,312
Nov 2013	5,000	$5.75	2.4	$4,900	3,000	$5.75	2.4	$2,940
Dec 2015	49,000	$5.27	4.5	$71,630	9,800	$5.27	4.5	$14,326
TOTAL	148,000	$5.22	2.5	$223,170	88,000	$5.20	1.8	$134,578

The aggregate intrinsic value in the tables above represents the total pre-tax intrinsic value (the difference between the closing price of the Company’s common stock on the last trading day of the quarter ended June 30, 2016 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all the holders exercised their options on June 30, 2016.

Note 3 - Legal Proceedings

The Company is party to certain claims or actions arising in the normal course of business. The ultimate outcome of these matters is unknown but, in the opinion of management, the resolution of these matters is not expected to have a significant effect on the future financial position or results of operations of the Company.

Note 4 - Other Comprehensive Loss

In the three and six months ended June 30, 2016 the company incurred other comprehensive losses of $549,000 and $617,000, respectively, all from foreign currency translation adjustments.

The following table sets forth the accumulated balance of other comprehensive loss and each component.

	Foreign Currency Items	Total Accumulated Other Comprehensive Loss

Beginning balance as of January 1, 2016	$(4,076,318)	$(4,076,318)

Current period change, net of tax	(604,011)	(604,011)

Ending Balance as of June 30, 2016	(4,680,329)	(4,680,329)

Note 5 - Inventories, Net

	June 30, 2016	December 31, 2015
Raw materials	$3,679,604	$2,770,636
Work in process	2,387,799	2,198,981
Finished goods	13,647,192	13,723,090
Allowance for excess quantities	(763,637)	(822,796)
Total inventories	$18,950,958	$17,869,911

Note 6 - Geographic Segment Data

The Company has determined that it operates primarily in one business segment that designs, manufactures and distributes film and film related products for use in packaging, storage and novelty balloon products. The Company operates in foreign and domestic regions. Information about the Company's operations by geographic area is as follows:

	Net Sales to Outside Customers		Net Sales to Outside Customers
	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

United States	$11,050,000	$10,810,000	$23,135,000	$22,527,000
Europe	618,000	221,000	1,166,000	657,000
Mexico	1,852,000	2,088,000	3,715,000	4,261,000
United Kingdom	631,000	502,000	1,339,000	1,151,000
	$14,151,000	$13,621,000	$29,355,000	$28,596,000

	Total Assets at
	June 30,	December 31,
	2016	2015

United States	$30,882,000	$30,772,000
Europe	1,898,000	1,562,000
Mexico	7,615,000	7,680,000
United Kingdom	1,935,000	1,791,000
	$42,330,000	$41,805,000

Note 7 - Concentration of Credit Risk

Concentration of credit risk with respect to trade accounts receivable is generally limited due to the large number of entities comprising the Company's customer base. The Company performs ongoing credit evaluations and provides an allowance for potential credit losses against the portion of accounts receivable which is estimated to be uncollectible. Such losses have historically been within management's expectations. During the three and six months ended June 30, 2016 and 2015, there were two customers whose purchases represented more than 10% of the Company’s consolidated net sales, respectively. Sales to these customers for the three and six months ended June 30, 2016 and 2015 are as follows:

	Three Months Ended		Three Months Ended
	June 30, 2016		June 30, 2015
Customer	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Customer A	$3,607,000	25.5%	$4,041,000	29.7%
Customer B	$2,460,000	17.4%	$1,848,000	13.6%

	Six Months Ended		Six Months Ended
	June 30, 2016		June 30, 2015
Customer	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Customer A	$8,772,000	29.9%	$8,404,000	29.4%
Customer B	$4,800,000	16.4%	$3,698,000	12.9%

As of June 30, 2016, the total amounts owed to the Company by these customers were approximately $2,018,000 or 20.2%, and $2,112,000 or 21.2%, of the Company’s consolidated net accounts receivable, respectively. The amounts owed at June 30, 2015 by these customers were approximately $2,392,000 or 26.0%, and $1,541,000 or 15.3% of the Company’s consolidated net accounts receivable, respectively.

Note 8 - Related Party Transactions

Stephen M. Merrick, President of the Company, is of counsel to the law firm of Vanasco Genelly and Miller PC which provides legal services to the Company. Legal fees paid by the Company to this firm for the three months ended June 30, 2016 and 2015, respectively, were $33,000 and $54,000. Legal fees paid by the Company to this firm for the six months ended June 30, 2016 and 2015, respectively, were $71,000 and $92,000.

Interest payments have been made or accrued to John H. Schwan, Chief Executive Officer of the Company, for loans made to the Company. During the three months ended June 30, 2016 and 2015, these interest payments totaled $23,000. During the six months ended June 30, 2016 and 2015, these interest payments totaled $46,000 and $43,000, respectively.

On July 1, 2011, Flexo Universal, S.R.L. de C.V. (“Flexo”) entered into a lease agreement with Venture Leasing S.A. de R.L. (“Venture Leasing Mexico”) for the lease of balloon production equipment financed and owned by Venture Leasing Mexico and used by Flexo for the production of latex balloons. Venture Leasing Mexico is wholly owned by entities owned by John H. Schwan, Chief Executive Officer of the Company and Stephen M. Merrick, President of the Company. Venture Leasing Mexico and Venture Leasing L.L.C., also owned by entities owned by Mr. Schwan and Mr. Merrick, are deemed variable interest entities and are consolidated with the accounts of the Company. During the three and six months ended June 30, 2016, Flexo made lease payments to Venture Leasing Mexico totaling $26,000 and $65,000. During the three and six months ended June 30, 2015, Flexo made lease payments to Venture Leasing Mexico totaling $36,000 and $72,000.

John H. Schwan, Chief Executive Officer of the Company, through an investment entity, and Stephen M. Merrick, President of the Company, also through an investment entity own, in aggregate, a 50% interest in Clever Container Company L.L.C., an Illinois limited liability company. During the three months ended June 30, 2016 and 2015, Clever Container purchased various products from the Company in the amount of $293,000 and $217,000, respectively. During the six months ended June 30, 2016 and 2015, Clever Container purchased various products from the Company in the amount of $478,000 and $225,000, respectively. As of June 30, 2016 and 2015, the balance of accounts receivable from Clever Container to the Company were $397,000 and $498,000, respectively. On January 8, 2016, the Company purchased interests in Clever Container representing 28.5% ownership of Clever Container for an aggregate consideration of $498,750, of which $411,250 (consisting of 24,746 share of common stock of the Company valued at $122,500, cash of $105,000 and forgiveness of accounts receivable in the amount of $183,750) was contributed to capital in Clever Container in exchange for interests in that company and $87,500 was paid for the purchase of a 5% interest from an unrelated third party. The contributions to capital were made in connection with the purchase and redemption of interests in Clever Container from unrelated third parties.

Note 9 - Derivative Instruments; Fair Value

The following tables represents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

	Amount as of
Description	6/30/2016	Level 1	Level 2	Level 3

Warrant Liability	$941,000	-	$941,000	-
	$941,000	-	$941,000	-

	Amount as of
Description	12/31/2015	Level 1	Level 2	Level 3

Warrant Liability	$714,000	-	$714,000	-
	$714,000		$714,000

Note 10 - Significant Transactions

In 2016, the Company entered into a sale-leaseback arrangement related to certain of its machinery. Under the terms of the arrangement, the Company sold a piece of machinery and then leased the machine back under a 4-year operating lease. The Company recorded a deferred gain for the amount of the gain on the sale of the asset, to be recognized as a reduction of rent expense over the life of the lease.

Note 11 - Subsequent Events

On July 29, 2016, the Company and certain accredited investors entered into a Securities Purchase Agreement in which the investors purchased 152,850 shares of common stock at the price of $6.00 per share. As additional consideration for the purchase of shares in the Company, each investor received one-half of a warrant per share, with one warrant entitling the investor to purchase one share of common stock at the price of $7.00 per share. The warrants are exercisable between six months and three years from the investment date. In addition to the Purchase Agreement, the Company and the investors entered into a Registration Rights Agreement under which the Company agreed to file a Registration Statement with the SEC on or before August 29, 2016 to register the common stock purchased by the investors.

The issuance of shares in this placement resulted in gross proceeds to the Company of $917,000, and after commissions and fees, net proceeds to the Company of approximately $836,394. The Company expects to use these proceeds for general working capital purposes.

On August 5, 2016, the Company entered into Amendment No. 8 to the Credit Agreement among the Company and BMO Harris and Amendment No. 3 to the Note and Warrant Purchase Agreement among the Company and BMO Equity. In the Amendments, (i) for the period from August 1, 2016 through February 28, 2017, the Bank agreed to increase the revolving credit commitment from $12 million to $14 million, (ii) for the period from August 1, 2016 through November 2016, the Bank agreed to increase the borrowing base inventory cap from $6.5 million to $9 million, (iii) for the quarters ended September 30 and December 31, 2016, BMO Harris agreed to increase the senior leverage ratio to 3.5 to 1, for the quarter ended September 30, 2016, the total leverage ratio to 4.75 to 1, and for the quarter ended December 31, 2016, the total leverage ratio to 4.50 to 1 and (iv) for the periods ended September 30, 2016 and December 31, 2016, BMO Equity agreed to increase the senior leverage ratio for BMO Equity to 3.85 to 1, for the period ended September 30, 2016, to increase the total leverage ratio to 5.225 to 1 and for December 31, 2016 to raise the total leverage ratio to 4.95 to 1.

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

Results of Operations

Net Sales. For the three months ended June 30, 2016, net sales were $14,151,000 compared to net sales of $13,621,000 for the same period of 2015, an increase of 3.9%. For the quarters ended June 30, 2016 and 2015, net sales by product category were as follows:

	Three Months Ended
	June 30, 2016		June 30, 2015
	$	% of	$	% of
Product Category	(000) Omitted	Net Sales	(000) Omitted	Net Sales

Foil Balloons	6,350	44%	6,262	46%

Latex Balloons	2,263	16%	2,288	17%

Vacuum Sealing Products	2,444	17%	2,654	19%

Film Products	1,350	10%	1,097	8%

Home Organization Products	1,496	11%	850	6%

Other Sales	248	2%	470	4%

Total	14,151	100%	13,621	100%

For the six months ended June 30, 2016, net sales were $29,355,000 compared to net sales of $28,596,000 for the same period of 2015, an increase of 2.7%. For the six months ended June 30, 2016 and 2015, net sales by product category were as follows:

	Six Months Ended
	June 30, 2016		June 30, 2015
	$	% of	$	% of
Product Category	(000) Omitted	Net Sales	(000) Omitted	Net Sales

Foil Balloons	14,362	49%	13,356	47%

Latex Balloons	4,308	15%	4,608	16%

Vacuum Sealing Products	4,768	16%	5,464	19%

Film Products	2,370	8%	1,880	7%

Home Organization Products	2,954	10%	1,568	5%

Other Sales	593	2%	1,720	6%

Total	29,355	100%	28,596	100%

Foil Balloons. During the three months ended June 30, 2016, revenues from the sale of foil balloons increased by 1.4% compared to the prior year period from $6,262,000 to $6,350,000. During the six months ended June 30, 2106, revenues from the sale of foil balloons increased by 7.5% compared to the prior year period from $13,356,000 to $14,362,000. During the first half of 2016, foil balloon sales to our largest customer increased to $8,287,000 from $8,150,000 in the first half of 2015. Sales of foil balloons to other customers increased to $6,075,000 from $5,206,000 for the same period last year. These sales to other customers include sales in the United States, Mexico, the United Kingdom and Europe.

Latex Balloons. During the three months ended June 30, 2016, revenues from the sale of latex balloons decreased by 1.1% compared to the prior year period from $2,288,000 to $2,263,000. During the six months ended June 30, 2016, revenues from the sale of latex balloons decreased by 6.5% compared to the prior year period from $4,608,000 to $4,308,000. The decline in sales is attributable to (i) the reduced Dollar value of sales denominated in the Mexican Peso during those periods due to the decline of the Peso in relation to the Dollar and (ii) a reduction in sales to customers in Central and South America.

Vacuum Sealing Products. During the three months ended June 30, 2016, revenues from the sale of pouches and vacuum sealing machines decreased by 7.9% compared to the prior year from $2,654,000 to $2,444,000. During the six months ended June 30, 2016, revenues from the sale of pouches and vacuum sealing machines decreased by 12.7% compared to the prior year from $5,464,000 to $4,768,000. The decline in revenues for the six month period is attributable to the decline in sales of zippered pouches from $535,000 in the first quarter of 2015 to $9,000 in the first quarter of 2016. Most of the sales of zippered pouches were to a principal customer. Sales to that customer declined in the first quarter of this year and the customer has advised us that they will not be purchasing the product on an ongoing basis. However, we are introducing a new line of zippered pouch products under the brand Clever Fresh™ to be sold through Clever Container from which we anticipate new revenues of zippered pouch product. With respect to our branded vacuum sealing systems, sales for the quarter increased to $2,435,000 from $2,119,000 for the same period last year and sales for the six months ended June 30, 2016 increased to $4,646,000 from $4,249,000 in the same period last year. We are anticipating a significant increase in sales of this product line during the course of 2016.

Films. During the three months ended June 30, 2016, revenues from the sale of laminated film products increased by 23.0% compared to the prior year period from $1,097,000 to $1,350,000. During the six months ended June 30, 2016, revenues from the sale of laminated film products increased by 26.1% compared to the prior year period from $1,880,000 to $2,370,000. Virtually all of the sales of this product line were to a single long-term customer.

Home Organizing Products. During the three months ended June 30, 2016, revenues from the sale of home organizing products increased by 76.0% compared to the prior year period from $850,000 to $1,496,000. During the six months ended June 30, 2016, revenues from the sale of home organizing products increased by 88.4% compared to the prior year period from $1,568,000 to $2,954,000. Over the past several years, we have initiated direct sales of home organizing products through Clever Container Company, LLC. We now have a 28.5% direct ownership interest in Clever Container and the results of its operations are consolidated with those of the Company as a variable interest entity. Clever Container engages in the direct sales of home organizing products and containers (including certain products produced by the Company) through a network of independent consultants throughout the United States.

Other Revenues. During the three months ended June 30, 2016, revenues from the sale of various other products decreased by 47.3% to $248,000 compared to revenues from other products in the same period in 2015 of $470,000. During the six months ended June 30, 2016, revenues from the sale of various other products decreased by 65.5% to $593,000 compared to revenues from other products in the same period in 2015 of $1,720,000. The revenues from the sale of other products during 2016 include (i) sales of a line of “Candy Blossoms” and “Candy Loons” consisting of candy and small inflated balloons sold in small containers, and (ii) the sale of accessories and supply items related to balloon products.

Sales to a limited number of customers continue to represent a large percentage of our net sales.

The table below illustrates the impact on sales of our top three and ten customers for the three and six months ended June 30, 2016 and 2015.

	Three Months Ended June 30,		Six Months Ended June 30,
	% of Sales		% of Sales
	2016	2015	2016	2015

Top 3 Customers	52.3%	51.3%	54.1%	48.9%

Top 10 Customers	69.6%	68.7%	68.5%	66.9%

During the three and six months ended June 30, 2016, there were two customers whose purchases represented more than 10% of the Company’s consolidated net sales. Sales to these customers for the three months ended June 30, 2016 were $3,607,000 or 25.5%, and $2,460,000 or 17.4%, of consolidated net sales, respectively. Sales to these customers for the three months ended June 30, 2015 were $4,041,000 or 29.7%, and $1,848,000 or 13.6%, of consolidated net sales, respectively. Sales to these customers for the six months ended June 30, 2016 were $8,772,000 or 29.9%, and $4,800,000 or 16.4%, of consolidated net sales, respectively. Sales to these customers for the six months ended June 30, 2015 were $8,404,000 or 29.4%, and $3,698,000 or 12.9%, of consolidated net sales, respectively. The amounts owed at June 30, 2016 by these customers were $2,018,000 or 20.2%, and $2,112,000 or 21.2%, of the Company’s consolidated net accounts receivable, respectively. As of June 30, 2015, the total amounts owed to the Company by these customers were $2,392,000 or 26.0% and $1,722,000 or 18.7% of the Company’s consolidated net accounts receivable, respectively.

Cost of Sales. During the three months ended June 30, 2016, the cost of sales represented 72.9% of net sales compared to 74.2% for the three months ended June 30, 2015. During the six months ended June 30, 2016, the cost of sales represented 73.6% of net sales compared to 73.7% for the six months ended June 30, 2015. The decline in the cost of sales is due to product mix, in particular, the increase in sales by Clever Container of products carrying a higher gross margin than other products sold by the Company.

General and Administrative. During the three months ended June 30, 2016, general and administrative expenses were $1,905,000 or 13.5% of net sales, compared to $1,772,000 or 13.0% of net sales for the same period in 2015. During the six months ended June 30, 2016, general and administrative expenses were $3,662,000 or 12.5% of net sales, compared to $3,460,000 or 12.1% of net sales for the same period in 2015. The increase in general and administrative expenses for these periods is due to an increase in accounting fees of $97,000 and an increase in public company expense of $24,000.

Selling. During the three months ended June 30, 2016, selling expenses were $1,193,000 or 8.4% of net sales, compared to $828,000 or 6.1% of net sales for the same period in 2015. During the six months ended June 30, 2016, selling expenses were $2,184,000 or 7.4% of net sales, compared to $1,563,000 or 5.5% of net sales for the same period in 2015. The increase in selling expenses for these periods include (i) an increase in commission expense of $509,000 due to increased sales by Clever Container, (ii) a $47,000 increase in royalties and (ii) $93,000 of selling expenses of Clever Container.

Advertising and Marketing. During the three months ended June 30, 2016, advertising and marketing expenses were $537,000 or 3.8% of net sales for the period, compared to $670,000 or 4.9% of net sales for the same period of 2015. During the six months ended June 30, 2016, advertising and marketing expenses were $1,063,000 or 3.6% of net sales for the period, compared to $1,316,000 or 4.6% of net sales for the same period of 2015.

Other Income (Expense). During the three months ended June 30, 2016, the Company incurred interest expense of $357,000, compared to interest expense during the same period of 2015 in the amount of $289,000. During the six months ended June 30, 2016, the Company incurred interest expense of $716,000, compared to interest expense during the same period of 2015 in the amount of $692,000. In addition to the interest expense, there is a variable charge relating to the change in value of the warrants by reason of change in market price of our common stock, in the amount of $39,000, compared to ($22,000) in the second quarter of 2015.

For the three months ended June 30, 2016, the Company had a foreign currency transaction gain of $78,000 compared to a foreign currency transaction gain of $7,000 during the same period of 2015. For the six months ended June 30, 2016, the Company had a foreign currency transaction gain of $68,000 compared to a foreign currency transaction gain of $3,000 during the same period of 2015.

Income Taxes. For the three months ended June 30, 2016, the Company reported a consolidated income tax expense of $5,000, compared to a consolidated income tax expense of $52,000 for the same period of 2015. For the six months ended June 30, 2016, the Company reported a consolidated income tax expense of $12,000, compared to a consolidated income tax expense of $225,000 for the same period of 2015. For the six months ended June 30, 2016, this income tax expense was composed of an income tax benefit in the United States, income tax expense in Mexico of Flexo Universal, our Mexican subsidiary, an income tax benefit in the United Kingdom of CTI Balloons Limited, our United Kingdom subsidiary and income tax expense in Europe of CTI Europe gmbH, our Germany subsidiary.

Net Income. For the three months ended June 30, 2016, the Company had net loss of ($83,000) or ($0.02) per share (basic and diluted,) compared to net income of $52,000 for the same period of 2015 or $0.02 per share basic and $0.01 per share diluted. For the six months ended June 30, 2016, the Company had net loss of ($76,000) or ($0.02) per share (basic and diluted,) compared to net income of $336,000 for the same period of 2015 or $0.10 per share (basic and diluted.) For the six months ended June 30, 2016, the Company had income from operations of $849,000 compared to income from operations during the same period in 2015 of $1,169,000.

Financial Condition, Liquidity and Capital Resources

Cash Flow Items.

Operating Activities. During the six months ended June 30, 2016, net cash used in operations was $385,000, compared to net cash provided by operations during the six months ended June 30, 2015 of $3,480,000.

Significant changes in working capital items during the six months ended June 30, 2016 included:

•	A decrease in accounts receivable of $1,404,000 compared to a decrease in accounts receivable of $1,870,000 in the same period of 2015.

•	An increase in inventory of $1,416,000 compared to an increase in inventory of $619,000 in 2015.
•	An increase in prepaid expenses of $1,810,000 compared to a decrease in prepaid expenses of $418,000 in 2015.
•	An increase in trade payables of $655,000 compared to an increase in trade payables of $876,000 in 2015.
•	A decrease in accrued liabilities of $150,000 compared to a decrease in accrued liabilities of $520,000 in 2015.

We anticipate further significant increases in inventory and trade payables during the third quarter as we build inventory for a substantial sale of branded vacuum sealing products to take place in November.

Investing Activity. During the six months ended June 30, 2016, cash provided by investing activity was $306,000, compared to cash used in investing activity for the same period of 2015 in the amount of $194,000. Substantially all of these proceeds are related to the sale of equipment.

Financing Activities. During the six months ended June 30, 2016, cash provided by financing activities was $231,000 compared to cash used in financing activities for the same period of 2015 in for the amount of $3,225,000.

Liquidity and Capital Resources. At June 30, 2016, the Company had cash balances of $475,000 compared to cash balances of $204,000 for the same period in 2015 and there was $216,000 available to advance under the Company’s revolving line of credit.

At June 30, 2016, the Company had a working capital balance of $12,365,000 compared to a working capital balance of $12,236,000 at December 31, 2015.

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

In connection with the Credit Agreement, the Company executed and delivered to BMO Harris, a Term Loan Note, a Mortgage Loan Note, an Equipment Note and a Revolving Note, as well as a form of Mortgage, Security Agreement, Pledge Agreement (pursuant to which shares of capital stock of the Registrant’s Mexico subsidiary were pledged as security for the loans), Patent Security Agreement and Trademark Security Agreement. Two officers and principal shareholders of the Company, John H. Schwan and Stephen M. Merrick each executed Subordination Agreements with respect to obligations of the Company to them.

The Credit Agreement, as amended, provides that the outstanding balance of all loans under the agreement will bear interest with reference to a base rate or, at the option of the Company, with reference to an adjusted LIBOR. At June 30, 2016, the effective rate on the outstanding loan balances was 3.75%.

As of June 30, 2016, the outstanding balances on the loans with BMO Harris were: (i) revolving line of credit, $11,393,531, (ii) mortgage loan, $1,757,791, and (iii) equipment loan, $200,906.

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

The Company has been advised of a substantial order for vacuum sealing systems for delivery in November 2016 which requires a significant investment by the Company in vacuum sealing machines and rolls of film in the period of June through October. Management has undertaken financing activities to meet that financial requirement.

On July 29, 2016, the Company and certain accredited investors entered into a Securities Purchase Agreement in which the investors purchased 152,850 shares of common stock at the price of $6.00 per share. As additional consideration for the purchase of shares in the Company, each investor received one-half of a warrant, with one warrant entitling the investor to purchase one share of common stock at the price of $7.00 per share. The warrants are exercisable between six months and three years from the investment date. In addition to the Purchase Agreement, the Company and the investors entered into a Registration Rights Agreement under which the Company agreed to file a Registration Statement with the SEC on or before August 29, 2016 to register the common stock purchased by the investors.

The issuance of shares in this placement resulted in gross proceeds to the Company of $917,000, and after commissions and fees, net proceeds to the Company of approximately $836,394. The Company expects to use these proceeds for general working capital purposes.

On August 5, 2016, the Company entered into Amendment No. 8 to the Credit Agreement among the Company and BMO Harris and Amendment No. 3 to the Note and Warrant Purchase Agreement among the Company and BMO Equity. In the Amendments, (i) for the period from August 1, 2016 through February 28, 2017, the Bank agreed to increase the revolving credit commitment from $12 million to $14 million, (ii) for the period from August 1, 2016 through November 2016, the Bank agreed to increase the borrowing base inventory cap from $6.5 million to $9 million, (iii) for the quarters ended September 30 and December 31, 2016, BMO Harris agreed to increase the senior leverage ratio to 3.5 to 1, for the quarter ended September 30, 2016, the total leverage ratio to 4.75 to 1, and for the quarter ended December 31, 2016, the total leverage ratio to 4.50 to 1 and (iv) for the period ended September 30, 2016 and December 31, 2016, BMO Equity agreed to increase the senior leverage ratio for BMO Equity to 3.85 to 1, for the periods ended September 30, 2016, to increase the total leverage ratio to 5.225 to 1 and for December 31, 2016 to raise the total leverage ratio to 4.95 to 1.

Management believes that, with the foregoing financing funds available under the Credit Agreement, as amended, as well as internally generated funds will be sufficient for the Company to meet its working capital needs for at least the next 12 months.

As of June 30, 2016, the Company was in compliance with all of the financial covenants under the Credit Agreement and the Note and Warrant Purchase Agreement, except that the Company did not meet two of the financial covenants in the Credit Agreement with the Bank – the ratio of EBITDA to Senior Debt and the ratio of EBITDA to Total Debt. The Bank has executed a waiver of the Company’s non-compliance with these covenants as of June 30, 2016.

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

Critical Accounting Policies

Please see pages 25-28 of our Annual Report on Form 10-K for the year ended December 31, 2015 for a description of policies that are critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. No material changes to such information have occurred during the three months ended June 30, 2016.

Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk

Not applicable.

Item 4. Controls and Procedures

In the course of review of our preliminary financial statements for this period, our audit firm identified a transaction involving the sale and leaseback of certain equipment by our Mexico subsidiary, Flexo Universal, which was not properly recorded under U.S. GAAP. This error was identified and corrected prior to completion of the financial statements. Upon review by management and our Audit Committee, it was determined that information respecting the transaction, and the accounting for it, was not provided to management on a timely basis to enable proper review of the transaction prior to its being recorded.

Accordingly, our management under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures and determined that there was a material weakness such controls and procedures with respect to this matter. Based upon such review and evaluation, our Chief Executive Officer, Chief Financial Officer, and our Audit Committee, have concluded that the disclosure controls and procedures were not effective as of June 30, 2016 to ensure that the information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

Management, working with our Audit Committee, intends to effect changes to our system of internal controls to remediate the material weakness identified, in particular to design and implement a system for effective timely communication to, and review by, the Chief Financial Officer and other U.S. accounting personnel of accounting for complex, non-routine transactions as necessary to provide reasonable assurance that the Company’s financial statements and related disclosures will be prepared in accordance with U.S. GAAP.

There have been no material changes in our internal control over financial reporting during the three months ended June 30, 2016 that have materially affected or are likely to materially affect our internal controls over financial reporting.

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

Item 6. Exhibits

The following are being filed as exhibits to this report:

Exhibit Number	Description

3.1	Third Restated Certificate of Incorporation of CTI Industries Corporation (incorporated by reference to Exhibit A contained in Registrant’s Schedule 14A Definitive Proxy Statement for solicitation of written consent of shareholders, as filed with Commission on October 25, 1999).
3.2	By-laws of CTI Industries Corporation (incorporated by reference to Exhibit 3.1 contained in Registrant’s Form SB-2 Registration Statement (File No. 333-31969) effective November 5, 1997).
10.1	Amendment No. 8 to Credit Agreement between BMO Harris Bank, N.A. and the Company dated August 8, 2016.
10.2	Replacement Revolving Note between BMO Harris Bank, N.A. and the Company dated August 8, 2016.
10.3	Amendment No. 3 to Note and Warrant Purchase Agreement between BMO Private Equity (U.S.), Inc. and the Company dated August 8, 2016.
10.4	Securities Purchase Agreement between [Purchaser] and the Company.
10.5	Stock Purchase Warrant to Purchase Common Stock of CTI Industries Corporation.
10.6	Registration Rights Agreement between [Purchaser] and the Company.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101	Interactive Data Files, including the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 22, 2016	CTI INDUSTRIES CORPORATION

By:	/s/ John H. Schwan
John H. Schwan
Chief Executive Officer

By:	/s/ Stephen M. Merrick
Stephen M. Merrick
President

By:	/s/ Timothy S. Patterson
Timothy S. Patterson
Chief Financial Officer
Senior Vice President Finance

Exhibit Index

Exhibit Number	Description
3.1	Third Restated Certificate of Incorporation of CTI Industries Corporation (incorporated by reference to Exhibit A contained in Registrant’s Schedule 14A Definitive Proxy Statement for solicitation of written consent of shareholders, as filed with Commission on October 25, 1999).
3.2	By-laws of CTI Industries Corporation (incorporated by reference to Exhibit 3.1 contained in Registrant’s Form SB-2 Registration Statement (File No. 333-31969) effective November 5, 1997).
10.1	Amendment No. 8 to Credit Agreement between BMO Harris Bank, N.A. and the Company dated August 8, 2016.
10.2	Replacement Revolving Note between BMO Harris Bank, N.A. and the Company dated August 8, 2016.
10.3	Amendment No. 3 to Note and Warrant Purchase Agreement between BMO Private Equity (U.S.), Inc. and the Company dated August 8, 2016.
10.4	Securities Purchase Agreement between [Purchaser] and the Company.
10.5	Stock Purchase Warrant to Purchase Common Stock of CTI Industries Corporation.
10.6	Registration Rights Agreement between [Purchaser] and the Company.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101	Interactive Data Files, including the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements.

