Form 10-Q
period 2016-09-30
CTI INDUSTRIES CORP
filed 2016-11-14
CIK 1042187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

The number of shares outstanding of the Registrant’s common stock as of November 1, 2016 was 3,524,354.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

CTI Industries Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents (VIE $111,000 and $82,000, respectively)	$623,880	$346,404
Accounts receivable, (less allowance for doubtful accounts of $132,000 and $126,000, respectively) (VIE $54,000 and $4,000, respectively)	10,180,931	11,410,999
Inventories, net (VIE $1,292,000 and $1,264,000, respectively)	22,942,341	17,869,911
Net deferred income tax asset	749,089	761,096
Prepaid expenses (VIE $17,000 and $17,000, respectively)	957,138	1,057,464
Other current assets (VIE $51,000 and $33,000, respectively)	845,198	991,297

Total current assets	36,298,577	32,437,171

Property, plant and equipment:
Machinery and equipment (VIE $0 and $546,000, respectively)	26,582,044	26,847,110
Building	3,378,006	3,360,017
Office furniture and equipment (VIE $120,000 and $66,000, respectively)	3,614,814	3,512,613
Intellectual property	482,088	482,088
Land	250,000	250,000
Leasehold improvements	405,306	624,902
Fixtures and equipment at customer locations	3,187,724	3,174,535
Projects under construction	629,731	773,985
	38,529,713	39,025,250
Less : accumulated depreciation and amortization (VIE $27,000 and $150,000, respectively)	(33,010,749)	(32,471,694)

Total property, plant and equipment, net	5,518,964	6,553,556

Other assets:
Deferred financing costs, net	67,528	112,615
Goodwill (VIE $440,000 and $440,000, respectively)	1,473,176	1,473,176
Net deferred income tax asset	1,171,071	986,181
Other assets (due from related party $47,000 and $46,000, respectively)	467,813	242,270

Total other assets	3,179,588	2,814,242

TOTAL ASSETS	$44,997,129	$41,804,969

LIABILITIES AND EQUITY
Current liabilities:
Checks written in excess of bank balance (VIE $19,000 and $8,000, respectively)	$1,513,387	$1,481,827
Trade payables (VIE $235,000 and $238,000, respectively)	7,420,049	4,271,860
Line of credit (VIE $426,000 and $484,000, respectively)	10,362,330	10,952,924
Notes payable - current portion (net discount of $158,000 and $171,000, respectively) (VIE $0 and $311,000, respectively)	1,754,281	501,710
Notes payable - officers, current portion	900,000	-
Notes payable - affiliates, current portion	8,435	8,670
Capital Lease - current portion	41,623	41,204
Accrued liabilities (VIE $964,000 and $655,000, respectively)	2,968,488	2,942,481

Total current liabilities	24,968,593	20,200,676

Long-term liabilities:
Notes payable - affiliates	223,539	266,835
Notes payable, net of current portion (net of deferred financing fees of $0 and $113,000, respectively) (VIE $357,000 and $200, respectively)	5,356,747	6,665,700
Notes payable - officers, subordinated	1,392,268	1,323,139
Capital lease	14,283	45,351
Deferred gain	346,074	-

Total long-term debt, net of current portion	7,332,911	8,301,025

Warrants Payable	893,506	714,245

Total long-term liabilities	8,226,417	9,015,270

Equity:
CTI Industries Corporation stockholders’ equity:
Preferred Stock - no par value, 2,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock - no par value, 5,000,000 shares authorized, 3,568,012 shares issued and 3,524,354 shares outstanding	13,898,494	13,775,994
Paid-in-capital	2,244,849	1,577,807
Accumulated earnings	1,414,146	1,670,788
Accumulated other comprehensive loss	(4,916,462)	(4,076,318)
Less: Treasury stock, 75,627 shares	(160,784)	(160,784)

Total CTI Industries Corporation stockholders’ equity	12,480,243	12,787,487

Noncontrolling interest	(678,124)	(198,464)

Total Equity	11,802,119	12,589,023

TOTAL LIABILITIES AND EQUITY	$44,997,129	$41,804,969

See accompanying notes to condensed consolidated unaudited financial statements

CTI Industries Corporation and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015

Net Sales	$13,476,157	$14,880,820	$42,831,655	$43,476,981

Cost of Sales	10,064,066	10,775,500	31,661,039	31,863,004

Gross profit	3,412,091	4,105,320	11,170,616	11,613,977

Operating expenses:
General and administrative	1,808,299	1,840,643	5,470,523	5,300,418
Selling	977,928	862,587	3,162,083	2,425,677
Advertising and marketing	581,143	689,244	1,643,852	2,005,643
Loss (gain) on sale of assets	(27,700)	-	(27,700)	-

Total operating expenses	3,339,670	3,392,474	10,248,758	9,731,738

Income from operations	72,421	712,846	921,858	1,882,239

Other (expense) income:
Interest expense	(358,643)	(350,960)	(1,074,295)	(1,067,895)
Interest income	-	5,952	-	30,729
Change in fair value of warrants	47,617	-	(179,261)	-
Foreign currency gain	9,663	43,932	77,341	47,230

Total other expense, net	(301,363)	(301,076)	(1,176,215)	(989,936)

Net (loss) income before taxes	(228,942)	411,770	(254,357)	892,303

Income tax (benefit) expense	(28,655)	161,280	(16,804)	386,514

Net (loss) income	(200,287)	250,490	(237,553)	505,789

Less: Net (loss) income attributable to noncontrolling interest	(19,812)	41,237	19,089	(39,754)

Net (loss) income attributable to CTI Industries Corporation	$(180,475)	$209,253	$(256,642)	$545,543

Other Comprehensive (Loss)
Foreign currency adjustment	(236,133)	(547,475)	(840,144)	(1,009,986)
Comprehensive (loss)	$(416,608)	$(338,222)	$(1,096,786)	$(464,443)

Basic (loss) income per common share	$(0.05)	$0.06	$(0.07)	$0.17

Diluted (loss) income per common share	$(0.05)	$0.06	$(0.07)	$0.16

Weighted average number of shares and equivalent shares of common stock outstanding:
Basic	3,541,582	3,301,116	3,541,582	3,301,116

Diluted	3,714,239	3,446,808	3,703,732	3,447,938

See accompanying notes to condensed consolidated unaudited financial statements

CTI Industries Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended September 30,
	2016	2015

Cash flows from operating activities:
Net income	$(237,553)	$505,789
Adjustment to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,153,688	1,379,031
Amortization of debt discount	125,689	107,681
Change in fair value of warrants	179,261	-
Stock based compensation	28,719	25,486
Amortization of deferred gain on sale/leaseback	(27,700)	-
Provision for losses on accounts receivable	28,685	32,557
Provision for losses on inventories	(31,259)	179,901
Deferred income taxes	(170,653)	92,208
Change in assets and liabilities:
Accounts receivable	807,687	664,907
Inventories	(5,597,774)	(688,340)
Prepaid expenses and other assets	(77,839)	106,515
Trade payables	3,461,400	923,251
Accrued liabilities	102,981	61,424

Net cash (used in) provided by operating activities	(254,668)	3,390,410

Cash flows from investing activities:
Proceeds from equipment sale-leaseback	783,134	-
Cash used in investment in subsidiary	(87,500)	-
Purchases of property, plant and equipment	(555,961)	(465,443)

Net cash provided by (used in) investing activities	139,673	(465,443)

Cash flows from financing activities:
Change in checks written in excess of bank balance	31,560	(460,401)
Net change in revolving line of credit	(590,594)	(1,911,937)
Proceeds from issuance of long-term debt	1,180,000	4,715
Repayment of long-term debt (related parties $0 and $2,000)	(652,903)	(395,609)
Proceeds from issuance of stock	638,324	-
Cash paid for deferred financing fees	-	(8,050)
Dividends Paid	-	(10,000)
Redemption of Variable Interest Entity members	(455,000)	-
Contributions received by Variable Interest Entity	288,750	-

Net cash provided by (used in) financing activities	440,137	(2,781,282)

Effect of exchange rate changes on cash	(47,666)	(21,474)

Net increase in cash and cash equivalents	277,476	122,211

Cash and cash equivalents at beginning of period	346,404	150,332

Cash and cash equivalents at end of period	$623,880	$272,543

Supplemental disclosure of cash flow information:
Cash payments for interest	$910,414	$929,324

Supplemental Disclosure of non-cash investing and financing activity
Property, Plant & Equipment acquisitions funded by liabilities	$35,012	$47,837
Contributed Capital to Clever Container
Stock	$122,500	$-
Debt	$43,750	$-
Accounts Receivable	$183,750	$-

See accompanying notes to condensed consolidated unaudited financial statements

CTI Industries Corporation and Subsidiaries

Condensed Consolidated Earnings per Share (unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Basic
Average shares outstanding:
Weighted average number of common shares outstanding	3,541,582	3,301,116	3,541,582	3,301,116

Net income:
Net (loss) income attributable to CTI Industries Corporation	$(180,475)	$209,253	$(256,642)	$545,543

Per share amount	$(0.05)	$0.06	$(0.07)	$0.17

Diluted
Average shares outstanding:
Weighted average number of common shares outstanding	3,541,582	3,301,116	3,541,582	3,301,116

Effect of dilutive shares	172,657	145,692	162,150	146,822

Weighted average number of shares and equivalent shares of common stock outstanding	3,714,239	3,446,808	3,703,732	3,447,938

Net income:
Net (loss) income attributable to CTI Industries Corporation	$(180,475)	$209,253	$(256,642)	$545,543

Per share amount	$(0.05)	$0.06	$(0.07)	$0.16

See accompanying notes to condensed consolidated unaudited financial statements

CTI Industries Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 – Basis of Presentation

The accompanying condensed (a) consolidated balance sheet as of December 31, 2015, which has been derived from audited consolidated financial statements, and (b) the unaudited interim condensed consolidated financial statements have been prepared and, in the opinion of management, contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the consolidated financial position and the consolidated statements of comprehensive income and consolidated cash flows for the periods presented in conformity with generally accepted accounting principles for interim consolidated financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2016. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2015.

Principles of consolidation and nature of operations:

The condensed consolidated financial statements include the accounts of CTI Industries Corporation and its wholly-owned subsidiaries, CTI Balloons Limited and CTI Supply, Inc., its majority-owned subsidiaries, Flexo Universal, S. de R.L. de C.V. and CTI Europe gmbH, as well as the accounts of Venture Leasing S. A. de R. L., Venture Leasing L.L.C and Clever Container Company, L.L.C. (the “Company”). The last three entities have been consolidated as variable interest entities. All significant intercompany transactions and accounts have been eliminated in consolidation. The Company (i) designs, manufactures and distributes balloon products throughout the world, (ii) operates systems for the production, lamination, coating and printing of films used for food packaging and other commercial uses and for conversion of films to flexible packaging containers and other products, and (iii) distributes vacuum sealing products and home organization products in the United States.

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

As of September 30, 2016 and 2015, shares to be issued upon the exercise of options and warrants aggregated 288,048 and 343,548, respectively. The number of anti-dilutive shares (not included in the determination of earnings on a diluted basis) for the three and nine months ended September 30, 2016 and 2015 were 0 and 174,000, respectively, all of which were represented by options.

Significant Accounting Policies:

The Company’s significant accounting policies are summarized in Note 2 of the Company’s consolidated financial statements for the year ended December 31, 2015. There were no significant changes to these accounting policies during the three and nine months ended September 30, 2016.

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

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes , to eliminate the current requirements to classify deferred income tax assets and liabilities between current and noncurrent. To simplify the presentation of deferred income taxes, the amendments in this update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. For public business entities, the amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. We are continuing to evaluate the impact of ASU 2015-17 on our consolidated financial statements.

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

On March 30, 2016, the FASB issued Accounting Standards Updated No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). Among other things, ASU 2016-09 requires that entities recognize tax benefits and deficiencies related to employee share-based payment transactions as income tax expense or benefit. ASU 2016-09 also eliminates the requirement to reclassify excess tax benefits and deficiencies from operating activities to financing activities in the statement of cash flows. The guidance is effective for the annual periods and interim periods within those annual periods beginning after December 15, 2016. The Company does not expect the adoption of this standard to have any impact on the Company’s consolidated financial statements.

On August 26, 2016, the FASB issued Accounting Standards Update No. 2016-15, Statement of Cash Flows (Topic 230), a consensus of the FASB’s Emerging Issues Task Force (“ASU 2016-15”). The new guidance amends Accounting Standards Codification No. 230 (“ASC 230”) to add or clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows. ASC 230 lacks consistent principles for evaluating the classification of cash payments and receipts in the statement of cash flows. This has led to diversity in practice and, in certain circumstances, financial statement restatements. Therefore, the FASB issued the ASU 2016-15 with the intent of reducing diversity in practice with respect to eight types of cash flows. ASU 2016-15 is effective for annual and interim periods in fiscal years beginning after December 15, 2017, and is effective for the Company for the year ending December 31, 2017. The Company is currently evaluating the impact that the implementation of this standard will have on the Company’s consolidated financial statements.

Note 2 – Stock-Based Compensation; Changes in Equity

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

The Company’s net loss for the three months ended September 30, 2016 and net income in 2015 includes approximately $5,000 and $7,000, respectively, of compensation costs related to share based payments. The Company’s net loss for the nine months ended September 30, 2016 and net income in 2015 includes approximately $29,000 and $25,000, respectively, of compensation costs related to share based payments. As of September 30, 2016 there is $31,000 of unrecognized compensation expense related to non-vested stock option grants and stock grants. We expect approximately $5,000 of additional stock-based compensation expense to be recognized over the remainder of 2016, $15,000 to be recognized during 2017, $7,000 to be recognized during 2018, $3,000 to be recognized during 2019 and $1,000 to be recognized during 2020.

As of September 30, 2016, the Company had three stock-based compensation plans pursuant to which stock options were, or may be, granted. The Plans provide for the award of options, which may either be incentive stock options (“ISOs”) within the meaning of Section 422A of the Internal Revenue Code of 1986, as amended (the “Code”) or non-qualified options (“NQOs”) which are not subject to special tax treatment under the Code, as well as for stock grants.

On April 10, 2009, the Board of Directors approved for adoption, and on June 5, 2009, the shareholders of the Corporation approved, a 2009 Stock Incentive Plan (“2009 Plan”). The 2009 Plan authorizes the issuance of up to 250,000 shares of stock or options to purchase stock of the Company (including cancelled shares reissued under the plan.) As of September 30, 2016, options for 250,000 shares had been granted and options for 148,000 shares remain outstanding.

A summary of the Company’s stock option activity and related information is as follows:

	Shares under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance at December 31, 2015	154,000	$5.25	2.9	$1,450
Granted	-
Cancelled/Expired	(6,000)	$5.96
Exercised	-
Outstanding at September 30, 2016	148,000	$5.22	2.2	$172,850

Exercisable at September 30, 2016	88,000	$5.20	1.5	$104,658

On July 17, 2012, the Company entered into a Note and Warrant Purchase Agreement with BMO Private Equity (U.S.), Inc. (“BMO Equity”) pursuant to which (i) BMO Equity advanced to the Company the sum of $5 million and (ii) the Company issued to BMO Equity a warrant to purchase up to Four Percent (4%) of the outstanding shares of common stock of the Company on a fully-diluted basis (140,048 shares of common stock of the Company) at the price of One Cent ($0.01) per share. The term of the loan provided for in this Agreement is five and a half years. Interest is payable on the outstanding balance of the loan at the rate of 11.5% per annum. As of September 30, 2016, the Company was in compliance with all of the financial covenants under the Note and Warrant Purchase Agreement.

On July 29, 2016, the Company and certain accredited investors entered into a Securities Purchase Agreement wherein the investors purchased 152,850 shares of common stock of the Company at a price of $6.00 per share. As additional consideration for the purchases of the shares in the offering, each investor received, with each share of common stock purchased, one-half of a warrant, with one warrant entitling the investor to purchase one share of the Company’s common stock at the price of $7.00. The warrants are exercisable between six months and three years from the investment date. As a result of the completion of the sale under the Purchase Agreement, warrants to purchase 76,425 shares of common stock at $7.00 per share were issued.

In addition to the Purchase Agreement, the Company and each of the investors entered into a Registration Rights Agreement pursuant to which the Company agreed to file a Registration Statement with the SEC to register the common stock sold to the investors.

A summary of the Company’s stock warrant activity and related information is as follows:

	Shares under Warrant	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance at December 31, 2015	140,048	$0.01	6.55	$714,245
Granted	76,675	$7.00	2.8	-
Cancelled
Exercised
Outstanding at September 30, 2016	216,723	$2.48	4.75	$893,506

Exercisable at September 30, 2016	-	-	-	-

A summary of the Company’s stock option activity by grant date as of September 30, 2016 is as follows:

	Options Outstanding				Options Vested
Options by Grant Date	Shares	Weighted Avg.	Remain. Life	Intrinsic Val	Shares	Weighted Avg.	Remain. Life	Intrinsic Val
Dec 2005	-	-	-	-	-	-	-	-
Dec 2010	-	-	-	-	-	-	-	-
Jan 2011	-	-	-	-	-	-	-	-
Nov 2012	94,000	$5.17	1.2	$114,680	75,200	$5.17	1.2	$91,744
Nov 2013	5,000	$5.75	2.1	$3,200	3,000	$5.75	2.1	$1,920
Dec 2015	49,000	$5.27	4.3	$54,970	9,800	$5.27	4.3	$10,994
TOTAL	148,000	$5.22	2.2	$172,850	88,000	$5.20	1.5	$104,658

The aggregate intrinsic value in the tables above represents the total pre-tax intrinsic value (the difference between the closing price of the Company’s common stock on the last trading day of the quarter ended September 30, 2016 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all the holders exercised their options on September 30, 2016.

Note 3 – Legal Proceedings

The Company is party to certain claims or actions arising in the normal course of business. The ultimate outcome of these matters is unknown but, in the opinion of management, the resolution of these matters is not expected to have a significant effect on the future financial position or results of operations of the Company.

Note 4 – Other Comprehensive Loss

In the three and nine months ended September 30, 2016 the company incurred other comprehensive losses of $236,000 and $840,000, respectively, all from foreign currency translation adjustments.

The following table sets forth the accumulated balance of other comprehensive loss and each component.

	Foreign Currency Items	Total Accumulated Other Comprehensive Loss

Beginning balance as of January 1, 2016	$(4,076,318)	$(4,076,318)

Current period change, net of tax	(840,144)	(840,144)

Ending Balance as of September 30, 2016	(4,916,462)	(4,916,462)

Note 5 – Inventories, Net

	September 30, 2016	December 31, 2015
Raw materials	$3,793,301	$2,770,636
Work in process	2,366,341	2,198,981
Finished goods	17,563,321	13,723,090
Allowance for excess quantities	(780,622)	(822,796)
Total inventories	$22,942,341	$17,869,911

Note 6 – Geographic Segment Data

The Company has determined that it operates primarily in one business segment that designs, manufactures and distributes film and film related products for use in packaging, storage and novelty balloon products. The Company operates in foreign and domestic regions. Information about the Company’s operations by geographic area is as follows:

	Net Sales to Outside Customers		Net Sales to Outside Customers
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

United States	$10,392,000	$11,377,000	$33,527,000	$33,904,000
Europe	761,000	374,000	1,927,000	1,031,000
Mexico	1,723,000	2,606,000	5,438,000	6,867,000
United Kingdom	600,000	524,000	1,940,000	1,675,000
	$13,476,000	$14,881,000	$42,832,000	$43,477,000

	Total Assets at
	September 30,	December 31,
	2016	2015

United States	$33,121,000	$30,772,000
Europe	2,391,000	1,562,000
Mexico	7,871,000	7,680,000
United Kingdom	1,594,000	1,791,000
	$44,977,000	$41,805,000

Note 7 – Concentration of Credit Risk

Concentration of credit risk with respect to trade accounts receivable is generally limited due to the large number of entities comprising the Company’s customer base. The Company performs ongoing credit evaluations and provides an allowance for potential credit losses against the portion of accounts receivable which is estimated to be uncollectible. Such losses have historically been within management’s expectations. During the three and nine months ended September 30, 2016 and 2015, there were two customers whose purchases represented more than 10% of the Company’s consolidated net sales, respectively. Sales to these customers for the three and nine months ended September 30, 2016 and 2015 are as follows:

	Three Months Ended		Three Months Ended
	September 30, 2016		September 30, 2015
Customer	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Customer A	$3,088,000	22.9%	$3,256,000	21.9%
Customer B	$3,070,000	22.8%	$2,282,000	15.3%

	Nine Months Ended		Nine Months Ended
	September 30, 2016		September 30, 2015
Customer	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Customer A	$11,859,000	27.7%	$11,660,000	26.8%
Customer B	$7,870,000	18.4%	$6,091,000	14.0%

As of September 30, 2016, the total amounts owed to the Company by these customers were approximately $1,411,000 or 13.9%, and $2,653,000 or 26.1%, of the Company’s consolidated net accounts receivable, respectively. The amounts owed at September 30, 2015 by these customers were approximately $1,957,000 or 19.3%, and $1,972,000 or 19.5% of the Company’s consolidated net accounts receivable, respectively.

Note 8 – Related Party Transactions

Stephen M. Merrick, President of the Company, is of counsel to the law firm of Vanasco Genelly and Miller PC which provides legal services to the Company. Legal fees paid by the Company to this firm for the three months ended September 30, 2016 and 2015, respectively, were $57,000 and $22,000. Legal fees paid by the Company to this firm for the nine months ended September 30, 2016 and 2015, respectively, were $128,000 and $114,000.

Interest payments have been made or accrued to John H. Schwan, Chief Executive Officer of the Company, for loans made to the Company. During the three months ended September 30, 2016 and 2015, these interest accruals totaled $23,000 and $22,000, respectively. During the nine months ended September 30, 2016 and 2015, these interest accruals totaled $69,000 and $64,000, respectively.

On July 1, 2011, Flexo Universal, S.R.L. de C.V. (“Flexo”) entered into a lease agreement with Venture Leasing S.A. de R.L. (“Venture Leasing Mexico”) for the lease of balloon production equipment financed and owned by Venture Leasing Mexico and used by Flexo for the production of latex balloons. Venture Leasing Mexico is wholly owned by entities owned by John H. Schwan, Chief Executive Officer of the Company and Stephen M. Merrick, President of the Company. Venture Leasing Mexico and Venture Leasing L.L.C., also owned by entities owned by Mr. Schwan and Mr. Merrick, are deemed variable interest entities and are consolidated with the accounts of the Company. During the three and nine months ended September 30, 2016, Flexo made lease payments to Venture Leasing Mexico totaling $0 and $65,000. During the three and nine months ended September 30, 2015, Flexo made lease payments to Venture Leasing Mexico totaling $36,000 and $108,000. In May 2016, Flexo purchased the balloon production equipment from Venture Leasing Mexico and the lease was terminated.

John H. Schwan, Chief Executive Officer of the Company, through an investment entity, and Stephen M. Merrick, President of the Company, also through an investment entity own, in aggregate, a 50% interest in Clever Container Company L.L.C., an Illinois limited liability company (“Clever Container”). The Company owns a 28.5% interest in Clever Container. During the three months ended September 30, 2016 and 2015, Clever Container purchased various products from the Company in the amount of $191,000 and $127,000, respectively. During the nine months ended September 30, 2016 and 2015, Clever Container purchased various products from the Company in the amount of $669,000 and $352,000, respectively. As of September 30, 2016 and 2015, the balance of accounts receivable from Clever Container to the Company were $192,000 and $498,000, respectively.

On September 30, 2016, John H. Schwan advanced to the Company the sum of $530,000 and on the same date, Stephen M. Merrick advanced to the Company the sum of $370,000 to provide short-term working capital to the Company to fund the Company’s obligation to purchase and produce inventory for a substantial order for vacuum sealing systems to be delivered in November 2016. In consideration of such advances, the Company issued a Promissory Note to Mr. Schwan in the principal amount of $530,000 and to Mr. Merrick in the amount of $370,000 dated September 30, 2016 and bearing interest at the rate of 6% per annum. Effective on the same date, Mr. Schwan and Mr. Merrick entered into Subordination Agreements with BMO Harris and BMO equity pursuant to which each of them agreed to subordinate the Company’s obligation to them under the Promissory Notes to the Company’s obligations to BMO Harris and BMO Equity, subject to certain rights of payment as provided in the Agreements. Further, effective on September 30, 2016, the Company and BMO Harris entered into Amendment No. 9 to the Credit Agreement and the Company and BMO Equity entered into Amendment No. 4 to the Note and Warrant Purchase Agreement pursuant to which each of BMO Harris and BMO Equity agreed to consent to payments of principal and interest to Mr. Schwan and Mr. Merrick under the Promissory Notes out of the proceeds received by the Company from the sale of vacuum sealing machines to a major retail chain in a promotional program.

Note 9 – Derivative Instruments; Fair Value

The following tables represents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

	Amount as of
Description	9/30/2016	Level 1	Level 2	Level 3

Warrant Liability	$894,000	-	$894,000	-

	$894,000	-	$894,000	-

	Amount as of
Description	12/31/2015	Level 1	Level 2	Level 3

Warrant Liability	$714,000	-	$714,000	-

	$714,000		$714,000

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

Results of Operations

Net Sales. For the three months ended September 30, 2016, net sales were $13,476,000 compared to net sales of $14,881,000 for the same period of 2015, a decrease of 9.4%. For the quarters ended September 30, 2016 and 2015, net sales by product category were as follows:

	Three Months Ended
	September 30, 2016		September 30, 2015
	$	% of	$	% of
Product Category	(000) Omitted	Net Sales	(000) Omitted	Net Sales

Foil Balloons	6,178	46%	5,253	35%

Latex Balloons	1,875	14%	2,613	18%

Vacuum Sealing Products	2,594	19%	3,983	27%

Film Products	1,137	8%	1,409	9%

Home Organization Products	1,288	10%	1,121	8%

Other Sales	404	3%	502	3%

Total	13,476	100%	14,881	100%

For the nine months ended September 30, 2016, net sales were $42,832,000 compared to net sales of $43,477,000 for the same period of 2015, a decrease of 1.5%. For the nine months ended September 30, 2016 and 2015, net sales by product category were as follows:

	Nine Months Ended
	September 30, 2016		September 30, 2015
	$	% of	$	% of
Product Category	(000) Omitted	Net Sales	(000) Omitted	Net Sales

Foil Balloons	20,540	48%	18,607	43%

Latex Balloons	6,182	14%	7,221	17%

Vacuum Sealing Products	7,362	17%	9,446	22%

Film Products	3,508	8%	3,289	8%

Home Organization Products	4,243	10%	2,690	5%

Other Sales	997	3%	2,224	5%

Total	42,832	100%	43,477	100%

Foil Balloons. During the three months ended September 30, 2016, revenues from the sale of foil balloons increased by 17.6% compared to the prior year period from $5,253,000 to $6,178,000. During the nine months ended September 30, 2016, revenues from the sale of foil balloons increased by 10.4% compared to the prior year period from $18,607,000 to $20,540,000. During the nine months ended September 30, 2016, foil balloon sales to our largest customer increased to $11,825,000 from $11,335,000 for the same period last year. Sales of foil balloons to other customers increased by 19.8% to $8,715,000 from $7,272,000 for the same period last year. These sales to various customers include sales in the United States, Mexico, the United Kingdom and Europe.

Latex Balloons. During the three months ended September 30, 2016, revenues from the sale of latex balloons decreased by 28.2% compared to the prior year period from $2,613,000 to $1,875,000. During the nine months ended September 30, 2016, revenues from the sale of latex balloons decreased by 14.4% compared to the prior year period from $7,221,000 to $6,182,000. The decline in sales is attributable principally to (i) the reduced Dollar value of sales denominated in the Mexican Peso during those periods due to the decline of the Peso in relation to the Dollar, (ii) a reduction in sales to customers in Central and South America, and (iii) production shortfalls during portions of the period.

Vacuum Sealing Products. During the three months ended September 30, 2016, revenues from the sale of pouches and vacuum sealing machines decreased by 34.8% compared to the prior year from $3,983,000 to $2,594,000. During the nine months ended September 30, 2016, revenues from the sale of pouches and vacuum sealing machines decreased by 22.1% compared to the prior year from $9,446,000 to $7,362,000. The decline in revenues for the nine month period is attributable to the decline in sales of zippered pouches from $2,060,000 in the first nine months of 2015 to $122,000 in the first nine months of 2016. Most of the sales of zippered pouches were to a principal customer. Sales to that customer ceased after the first quarter of this year and the customer has advised us that they will not be purchasing the product on an ongoing basis. However, we are introducing a new line of zippered pouch products under the brand Clever Fresh™ to be sold through Clever Container from which we anticipate new revenues of zippered pouch product. With respect to our branded vacuum sealing systems, sales for the quarter decreased to $2,594,000 from $3,137,000 for the same period last year and sales for the nine months ended September 30, 2016 decreased to $7,240,000 from $7,386,000 in the same period last year. We have received orders for vacuum sealing system products for the fourth quarter exceeding $8 million and anticipate that our sales of branded vacuum sealing systems will reach at least $17 million for 2016 compared to 2015 sales in that line of $10,624,000.

Films. During the three months ended September 30, 2016, revenues from the sale of laminated film products decreased by 19.3% compared to the prior year period from $1,409,000 to $1,137,000. During the nine months ended September 30, 2016, revenues from the sale of laminated film products increased by 6.7% compared to the prior year period from $3,289,000 to $3,508,000. Virtually all of the sales of this product line were to a single long-term customer.

Home Organizing Products. During the three months ended September 30, 2016, revenues from the sale of home organizing products increased by 14.9% compared to the prior year period from $1,121,000 to $1,288,000. During the nine months ended September 30, 2016, revenues from the sale of home organizing products increased by 57.7% compared to the prior year period from $2,690,000 to $4,243,000. We engage in direct sales of home organizing products through Clever Container Company, LLC. We now have a 28.5% direct ownership interest in Clever Container and the results of its operations are consolidated with those of the Company as a variable interest entity. Clever Container engages in the direct sales of home organizing products and containers (including certain products produced by the Company) through a network of independent consultants throughout the United States.

Other Revenues. During the three months ended September 30, 2016, revenues from the sale of various other products decreased by 19.5% to $404,000 compared to revenues from other products in the same period in 2015 of $502,000. During the nine months ended September 30, 2016, revenues from the sale of various other products decreased by 55.2% to $997,000 compared to revenues from other products in the same period in 2015 of $2,224,000. The revenues from the sale of other products during 2016 include (i) sales of a line of “Candy Blossoms” and “Candy Loons” consisting of candy and small inflated balloons sold in small containers and (ii) the sale of accessories and supply items related to balloon products.

Sales to a limited number of customers continue to represent a large percentage of our net sales. The table below illustrates the impact on sales of our top three and ten customers for the three and nine months ended September 30, 2016 and 2015.

	Three Months Ended September 30,		Nine Months Ended September 30,
	% of Sales		% of Sales
	2016	2015	2016	2015

Top 3 Customers	53.9%	46.5%	54.0%	48.3%

Top 10 Customers	70.0%	68.6%	68.3%	67.2%

During the three and nine months ended September 30, 2016, there were two customers whose purchases represented more than 10% of the Company’s consolidated net sales. Sales to these customers for the three months ended September 30, 2016 were $3,088,000 or 22.9%, and $3,070,000 or 22.8%, of consolidated net sales, respectively. Sales to these customers for the three months ended September 30, 2015 were $3,256,000 or 21.9%, and $2,282,000 or 15.3%, of consolidated net sales, respectively. Sales to these customers for the nine months ended September 30, 2016 were $11,859,000 or 27.7%, and $7,870,000 or 18.4%, of consolidated net sales, respectively. Sales to these customers for the nine months ended September 30, 2015 were $11,660,000 or 26.8%, and $6,091,000 or 14.0%, of consolidated net sales, respectively. The amounts owed at September 30, 2016 by these customers were $1,411,000 or 15.7%, and $2,653,000 or 29.4%, of the Company’s consolidated net accounts receivable, respectively. As of September 30, 2015, the total amounts owed to the Company by these customers were $1,957,000 or 19.3% and $1,972,000 or 19.5% of the Company’s consolidated net accounts receivable, respectively.

Cost of Sales. During the three months ended September 30, 2016, the cost of sales represented 74.7% of net sales compared to 72.4% for the three months ended September 30, 2015. During the nine months ended September 30, 2016, the cost of sales represented 73.9% of net sales compared to 73.3% for the nine months ended September 30, 2015. The increase in the cost of sales is the result principally of the decline in gross margins we have experienced in relation to the sale of latex balloons, resulting from the decline in the value of the Mexican Peso in relation to the dollar.

General and Administrative. During the three months ended September 30, 2016, general and administrative expenses were $1,808,000 or 13.4% of net sales, compared to $1,840,000 or 12.4% of net sales for the same period in 2015. During the nine months ended September 30, 2016, general and administrative expenses were $5,471,000 or 12.8% of net sales, compared to $5,300,000 or 12.2% of net sales for the same period in 2015.

Selling. During the three months ended September 30, 2016, selling expenses were $978,000 or 7.3% of net sales, compared to $863,000 or 5.8% of net sales for the same period in 2015. During the nine months ended September 30, 2016, selling expenses were $3,162,000 or 7.4% of net sales, compared to $2,426,000 or 5.6% of net sales for the same period in 2015. The increase in selling expense is attributable principally to an increase in commissions to clever container consultants.

Advertising and Marketing. During the three months ended September 30, 2016, advertising and marketing expenses were $581,000 or 4.3% of net sales for the period, compared to $689,000 or 4.6% of net sales for the same period of 2015. During the nine months ended September 30, 2016, advertising and marketing expenses were $1,644,000 or 3.8% of net sales for the period, compared to $2,006,000 or 4.6% of net sales for the same period of 2015.

Other Income (Expense). During the three months ended September 30, 2016, the Company incurred interest expense of $359,000, compared to interest expense during the same period of 2015 in the amount of $345,000. During the nine months ended September 30, 2016, the Company incurred interest expense of $1,074,000, compared to interest expense during the same period of 2015 in the amount of $1,037,000. In addition to interest expense, there is a variable charge relating to the change in value of our outstanding warrants issued in connection with our mezzanine loan by reason of change in market price of our common stock. The amount of that change was ($48,000) in the third quarter compared to $18,000 in the third quarter of 2015.

For the three months ended September 30, 2016, the Company had a foreign currency transaction gain of $10,000 compared to a foreign currency transaction gain of $44,000 during the same period of 2015. For the nine months ended September 30, 2016, the Company had a foreign currency transaction gain of $77,000 compared to a foreign currency transaction gain of $47,000 during the same period of 2015.

Income Taxes. For the three months ended September 30, 2016, the Company reported a consolidated income tax benefit of $29,000, compared to a consolidated income tax expense of $161,000 for the same period of 2015. For the nine months ended September 30, 2016, the Company reported a consolidated income tax benefit of $17,000, compared to a consolidated income tax expense of $387,000 for the same period of 2015.

Net Income. For the three months ended September 30, 2016, the Company had net loss of ($180,000) or ($0.05) per share (basic and diluted,) compared to net income of $209,000 for the same period of 2015 or $0.06 per share (basic and diluted.) For the nine months ended September 30, 2016, the Company had net loss of ($257,000) or ($0.07) per share (basic and diluted,) compared to net income of $546,000 for the same period of 2015 or $0.17 per share (basic) and $0.16 per share (diluted.) For the nine months ended September 30, 2016, the Company had income from operations of $922,000 compared to income from operations during the same period in 2015 of $1,882,000.

Financial Condition, Liquidity and Capital Resources

Cash Flow Items.

Operating Activities. During the nine months ended September 30, 2016, net cash used in operations was $255,000, compared to net cash provided by operations during the nine months ended September 30, 2015 of $3,390,000.

Significant changes in working capital items during the nine months ended September 30, 2016 included:

•	A decrease in accounts receivable of $808,000 compared to a decrease in accounts receivable of $665,000 in the same period of 2015.
•	An increase in inventory of $5,598,000 compared to an increase in inventory of $688,000 in 2015.

•	An increase in prepaid expenses of $78,000 compared to a decrease in prepaid expenses of $107,000 in 2015.
•	An increase in trade payables of $3,461,000 compared to an increase in trade payables of $923,000 in 2015.
•	An increase in accrued liabilities of $107,000 compared to an increase in accrued liabilities of $61,000 in 2015.

The increase in inventory is attributable principally to the purchase and production of inventory for a significant sale of vacuum sealing systems in the fourth quarter, as well as the purchase of raw materials and production of inventory for anticipated balloon sales in the fourth quarter. We anticipate significant reductions in inventory and trade payables, and significant increases in receivables during the fourth quarter as we fulfill large orders for vacuum sealing systems and balloons during that period.

Investing Activity. During the nine months ended September 30, 2016, cash provided by investing activity was $140,000, compared to cash used in investing activity for the same period of 2015 in the amount of $465,000. Substantially all of these proceeds are related to the sale of equipment.

Financing Activities. During the nine months ended September 30, 2016, cash provided by financing activities was $440,000 compared to cash used in financing activities for the same period of 2015 in the amount of $2,781,000.

Liquidity and Capital Resources. At September 30, 2016, the Company had cash balances of $624,000 compared to cash balances of $273,000 for the same period in 2015 and there was $2,830,000 available to advance under the Company’s revolving line of credit.

At September 30, 2016, the Company had a working capital balance of $11,332,000 compared to a working capital balance of $12,236,000 at December 31, 2015.

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

The Credit Agreement, as amended, provides that the outstanding balance of all loans under the agreement will bear interest with reference to a base rate or, at the option of the Company, with reference to an adjusted LIBOR. At September 30, 2016, the effective rate on the outstanding loan balances was 3.75%.

As of September 30, 2016, the outstanding balances on the loans with BMO Harris were: (i) revolving line of credit, $9,936,522, (ii) mortgage loan, $1,734,457, and (iii) equipment loan, $133,937.

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

The issuance of shares in this placement resulted in gross proceeds to the Company of $917,000, and after commissions and fees, net proceeds to the Company of approximately $638,328. The Company is using these proceeds for general working capital purposes.

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

On September 30, 2016, John H. Schwan advanced to the Company the sum of $530,000 and on the same date, Stephen M. Merrick advanced to the Company the sum of $370,000 to provide short-term working capital to the Company to fund the Company’s obligation to purchase and produce inventory for a substantial order for vacuum sealing systems to be delivered in November 2016. In consideration of such advances, the Company issued a Promissory Note to Mr. Schwan in the principal amount of $530,000 and to Mr. Merrick in the amount of $370,000 dated September 30, 2016 and bearing interest at the rate of 6% per annum. Effective on the same date, Mr. Schwan and Mr. Merrick entered into Subordination Agreements with BMO Harris and BMO equity pursuant to which each of them agreed to subordinate the Company’s obligation to them under the Promissory Notes to the Company’s obligations to BMO Harris and BMO Equity, subject to certain rights of payment as provided in the Agreements. Further, effective on September 30, 2016, the Company and BMO Harris entered into Amendment No. 9 to the Credit Agreement and the Company and BMO Equity entered into Amendment No. 4 to the Note and Warrant Purchase Agreement pursuant to which each of BMO Harris and BMO Equity agreed to consent to payments of principal and interest to Mr. Schwan and Mr. Merrick under the Promissory Notes out of the proceeds received by the Company from the sale of vacuum sealing machines to a major retail chain in a promotional program.

Management believes that, with the foregoing financing, funds available under the Credit Agreement, as amended, as well as internally generated funds will be sufficient for the Company to meet its working capital needs for at least the next 12 months.

As of September 30, 2016, the Company was in compliance with all of the financial covenants under the Credit Agreement and the Note and Warrant Purchase Agreement.

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

Critical Accounting Policies

Please see pages 25-28 of our Annual Report on Form 10-K for the year ended December 31, 2015 for a description of policies that are critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. No material changes to such information have occurred during the three months ended September 30, 2016.

Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk

Not applicable.

Item 4. Controls and Procedures

In the course of review of our preliminary financial statements for the period ending June 30, 2016, our audit firm identified a transaction involving the sale and leaseback of certain equipment by our Mexico subsidiary, Flexo Universal, which was not properly recorded under U.S. GAAP. This error was identified and corrected prior to completion of the financial statements. Upon review by management and our Audit Committee, it was determined that information respecting the transaction, and the accounting for it, was not provided to management on a timely basis to enable proper review of the transaction prior to its being recorded.

During the third quarter, the Company developed and implemented new internal control procedures and documentation covering financial commitments, contracts and other transactions involving financial commitments to remediate the identified weaknesses in controls and procedures. Based upon this remediation, our management, acting under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2016. Based on such review and evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of September 30, 2016, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, (a) is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and (b) is accumulated and communicated to our management, including the officers, as appropriate to allow timely decisions regarding required disclosure.

Except for the foregoing, there have been no material changes in our internal control over financial reporting during the three months ended September 30, 2016 that have materially affected or are likely to materially affect our internal controls over financial reporting.

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

Item 6. Exhibits

The following are being filed as exhibits to this report:

Exhibit Number	Description

3.1	Third Restated Certificate of Incorporation of CTI Industries Corporation (incorporated by reference to Exhibit A contained in Registrant’s Schedule 14A Definitive Proxy Statement for solicitation of written consent of shareholders, as filed with Commission on October 25, 1999).
3.2	By-laws of CTI Industries Corporation (incorporated by reference to Exhibit 3.1 contained in Registrant’s Form SB-2 Registration Statement (File No. 333-31969) effective November 5, 1997).
10.1	Promissory Note between CTI Industries and Stephen M. Merricle dated September 30, 2016.
10.2	Promissory Note between CTI Industries and John H. Schwan dated September 30, 2016.
10.3	Amendment No. 9 to Credit Agreement between BMO Harris Bank, N.A. and the Company dated September 30, 2016.
10.4	Amendment No. 4 to Note and Warrant Purchase Agreement between BMO Private Equity (U.S.), Inc. and the Company dated September 30, 2016.
10.5	Subordination Agreement between CTI Industries, Stephen M. Merrick, John H. Schwan and BMO Harris Bank N.A. effective September 30, 2016.
10.6	Subordination Agreement between CTI Industries, Stephen M. Merrick, John H. Schwan and BMO Private Equity (U.S.), Inc. effective September 30, 2016.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101	Interactive Data Files, including the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 14, 2016

CTI INDUSTRIES CORPORATION

By:	/s/ John H. Schwan
John H. Schwan
Chief Executive Officer

By:	/s/ Stephen M. Merrick
Stephen M. Merrick
President

By:	/s/ Timothy S. Patterson
Timothy S. Patterson
Chief Financial Officer
Senior Vice President Finance

Exhibit Index

Exhibit Number	Description
3.1	Third Restated Certificate of Incorporation of CTI Industries Corporation (incorporated by reference to Exhibit A contained in Registrant’s Schedule 14A Definitive Proxy Statement for solicitation of written consent of shareholders, as filed with Commission on October 25, 1999).
3.2	By-laws of CTI Industries Corporation (incorporated by reference to Exhibit 3.1 contained in Registrant’s Form SB-2 Registration Statement (File No. 333-31969) effective November 5, 1997).
10.1	Promissory Note between CTI Industries and Stephen M. Merricle dated September 30, 2016.
10.2	Promissory Note between CTI Industries and John H. Schwan dated September 30, 2016.
10.3	Amendment No. 9 to Credit Agreement between BMO Harris Bank, N.A. and the Company dated September 30, 2016.
10.4	Amendment No. 4 to Note and Warrant Purchase Agreement between BMO Private Equity (U.S.), Inc. and the Company dated September 30, 2016.
10.5	Subordination Agreement between CTI Industries, Stephen M. Merrick, John H. Schwan and BMO Harris Bank N.A. effective September 30, 2016.
10.6	Subordination Agreement between CTI Industries, Stephen M. Merrick, John H. Schwan and BMO Private Equity (U.S.), Inc. effective September 30, 2016.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101	Interactive Data Files, including the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements.

