Form 10-K
period 2016-12-31
CTI INDUSTRIES CORP
filed 2017-03-31
CIK 1042187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Based upon the closing price of $6.73 per share of the Registrant’s Common Stock as reported on NASDAQ Capital Market tier of The NASDAQ Stock Market on June 30, 2016, the aggregate market value of the voting common stock held by non-affiliates of the Registrant was then approximately $11,987,000. (The determination of stock ownership by non-affiliates was made solely for the purpose of responding to the requirements of the Form and the Registrant is not bound by this determination for any other purpose.)

The number of shares outstanding of the Registrant’s Common Stock as of March 1, 2017 was 3,525,227 (excluding treasury shares).

DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of Form 10-K into Which Document Is Incorporated

Sections of the registrant’s Proxy Statement To be filed on or before April 30, 2017 for the Annual Meeting of Stockholders	Part III

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

PART I

Item No. 1 – Description of Business

Business Overview

We develop, produce and distribute a number of consumer products and sell these products throughout the United States and in over 30 other countries, and we produce film products for commercial and industrial uses in the United States. Many of our products utilize flexible films and, for a number of years, we have been a leading developer of innovative products which employ flexible films including novelty balloons, pouches and rolls of film for vacuum sealing and storage of products in the home as well as films for commercial packaging applications.

Our principal lines of products include:

Novelty Products consisting principally of foil and latex balloons and other inflatable toy items

Vacuum Sealing Containers and Sealing Devices for home and consumer use to vacuum seal, store and preserve food and personal items.

Flexible Films for food and other commercial and packaging applications.

In addition to these principle product lines, for the past several years, we have engaged in (i) the assembly and sale of Candy Blossoms (small containers of arranged candy items often including a small foil balloon), (ii) the distribution in Mexico of party goods products, and (iii) the sale and distribution of home containers and organizing products (some of which we produce) to and through a related entity which distributes these products through a network of independent distributors.

We leverage our technology to design and develop proprietary products which we market and sell and which we develop for our customers. We have been engaged in the business of developing flexible film products for over 40 years and have acquired significant technology and know-how in that time. We currently hold several patents, and have patent applications pending, relating to flexible film products including specific films, zipper closures, valves and other features of these products.

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

We market and sell our foil and latex balloons and related novelty items throughout the United States, Canada and Mexico and in a number of other countries in Latin America and Europe. We supply directly to retail stores and chains and through distributors, who in turn sell to retail stores and chains. Our balloon and novelty products are sold to consumers through a wide variety of retail outlets including general merchandise, discount and drugstore chains, grocery chains, card and gift shops, and party goods stores, as well as through florists and balloon decorators.

Most of our foil balloons contain printed characters, designs and social expression messages, such as “Happy Birthday,” “Get Well” and similar items. For some of our balloon designs, we obtain licenses for well-known characters and print those characters and messages on our balloons.

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

In 2016, our revenues from our product lines, as a percent of total revenues were:

•	Novelty Products	54% of revenues
•	Vacuum Sealing Containers and Devices	27% of revenues
•	Film Products	8% of revenues
•	Other Products	11% of revenues

We are an Illinois corporation with our principal offices and plant at 22160 N. Pepper Road, Lake Barrington, Illinois.

Business Strategies and Developments

Our business strategies, and recent developments related to our business, include:

•	Focus on our Core Assets and Expertise. We have been engaged in the development, production and sale of film and container products for 40 years and have developed assets, technology and expertise which, we believe, enable us to develop, manufacture, purchase, market and sell innovative products of high quality within our areas of knowledge and expertise. We plan to focus our efforts on these core assets and areas of expertise – film novelty products, consumer vacuum storage systems, specialty film products, container products, laminated films and printed films – to develop new products, to market and sell our products and to build our revenues.

•	Maintain a Focus on Margin Levels and Operating Costs in Order to Establish and Maintain Profitability. We consistently monitor, evaluate and manage our cost of goods sold, and our selling, general and administrative, expenses in order to establish and enhance profitability.

•	Develop New Products, Product Improvements and Technologies. We engage in research, design, innovation and development for the purpose of developing, and improving, products, materials, methods and technologies within our core product categories. We work to develop and identify new products, to improve existing products and to develop new technologies within our core product areas in order to enhance our competitive position and increase our sales. We seek to leverage our technology to develop innovative and proprietary products. In our novelty product lines, our development work includes new designs, new character licenses, new product developments, new materials and improved production methods. In our consumer storage product lines, we have developed new pouch closure systems and valves and new film methods for packaging applications. We have received seven patents for these developments and have patent applications pending. We developed and introduced a line of resealable pouches with a valve and pump system for household storage and vacuum sealing of food items. We designed and introduced a line of vacuum sealing equipment for the vacuum sealing of pouches for food and household items and are engaged in development efforts to create new and enhanced vacuum sealing machines, accessories and related products. We work with customers to develop custom film products which serve the unique needs or requirements of the customer.

•	Develop New Channels of Distribution and New Sales Relationships. We seek to develop new channels of distribution and new sales relationships, both for existing and new products. Over the past several years, we have developed new distributors and customers for our pouch and novelty products, in the United States and in Europe, Mexico, Latin America and Australia, expanding the scope and level of our international sales and activities. In 2013, we introduced a line of vacuum sealing systems for the storage and preservation of food and other items in the home under the Ziploc® Brand Vacuum Sealer System. We market and sell the vacuum sealing machines, pouches and rolls of film under the brand throughout the United States, Canada and Mexico. During the past three years, we developed a relationship with a related company engaged in the sale of home containers and organization products and have become a supplier of products, some of which we produce, to that company. During 2015, we became a distributor in Mexico for a major party goods company.

•	Enhance Our Productive Capacity. We invest in new plant and equipment when appropriate to expand the range and volume of products we produce. During 2008 and 2009, we acquired, installed and commenced operation of equipment which enabled us to produce the pouches and rolls of film for our vacuum sealing storage business we developed. During 2010 and 2011, we designed, assembled and installed latex balloon production equipment which significantly enhanced our production capacity for latex balloons to support our growing sales of this product line. We significantly expanded our warehouse, packaging and fulfillment facilities and operations during 2013. During the first quarter of 2014, we acquired printing equipment which almost doubled printing capacity to support our growing sales of foil balloons. We have acquired and installed a new latex balloon production machine in Mexico which became operational in August 2016; this machine will enhance our latex balloon production capacity by approximately 30%. Currently, we have contracted for the acquisition of two new foil balloon converting machines which we expect to be operational by mid-2017.

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

Latex Balloons. Through our subsidiary in Guadalajara, Mexico, Flexo Universal, S. de R.L. de C.V. (“Flexo Universal”), we manufacture latex balloons in 17 sizes and 57 colors. Many of these balloons are marketed under the name Partyloons® and balloons are also marketed on a private label basis. We also manufacture toy balloon products including punch balls, water bombs and "Animal Twisties."

Vacuum Sealing Pouches and Systems. We produce, market and sell consumer vacuum storage pouches and systems for the vacuum storage of food and other household items. We produce (i) vacuum sealable bags and rolls of film for use with vacuum sealing devices for household storage and (ii) valved, resealable bags also for vacuum storage uses. Our valved, resealable bags function with a small hand or battery-powered pump to evacuate air from the bag when it is sealed. Since 2012, we have produced and marketed vacuum sealable bags and rolls of film under the Ziploc® brand. We also market vacuum sealing machines, produced for us, under the Ziploc® Brand Vacuum Sealer System. We have produced and marketed a line of valved, resealable bags under our Zipvac™ line. We have recently introduced a line of valved, resealable bags, including a line of vacuum sealing canisters sold under the brand Clever Fresh™ by our affiliate, Clever Container Company.

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

Other Products. We now distribute, and to some degree produce, home organization and container products for Clever Container Company, an entity consolidated with our company as a variable interest entity. Clever Container engages in the direct sale of such products through a network of independent distributors. In 2014, we began assembly and sale of our Candy Blossom product line. In 2015, we began to distribute party goods in Mexico.

Markets

Foil Balloons

The foil balloon came into existence in the late 1970s. During the 1980s, the market for foil balloons grew rapidly. Initially, the product was sold principally to individual vendors, small retail outlets and at fairs, amusement parks, shopping centers and other outdoor facilities and functions. Foil balloons remain buoyant when filled with helium for extended periods of time and they permit the printing and display of graphics and messages. As a result, the product has significant appeal as a novelty and message item. Foil balloons became part of the "social expression" industry, carrying graphics designs, characters and messages like greeting cards. In the mid-1980s, we and other participants in the market began licensing character and cartoon images for printing on the balloons and directed marketing of the balloons to retail outlets including grocery, general merchandise, discount and drug store chains, card and gift shops, party goods stores as well as florists and balloon decorators. These outlets now represent the principal means for the sale of foil balloons throughout the United States and in a number of other countries, although individual “vendors” remain a means of distribution in a number of areas.

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

We participate in a segment of the market for vacuum sealing and storage of food and household items. These products generally are sold in retail chain stores, and to some degree, in grocery stores, and, recently, in a direct sales channel. The product lines sold include (i) zippered, resealable bags, incorporating a valve through which air can be evacuated by a hand pump or other device; (ii) pouches or rolls of film which can be sealed by vacuum sealing devices and (iii) vacuum sealing devices.

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

We engage in a variety of advertising and promotional activities to promote the sale of our balloon products. We produce a complete catalog of our balloon products, and also prepare various flyers and brochures for special or seasonal products, which we disseminate to thousands of customers, potential customers and others. We participate in several trade shows for the gift, novelty, balloon and other industries and advertise in several trade and other publications. We maintain websites which show images of our products.

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

During 2007, we introduced a line of re-sealable pouches incorporating a valve permitting the evacuation of air from the sealed pouch by use of a hand pump supplied with the pouches. This line of products has been marketed under the brand name ZipVac®. We now produce a line of resealable pouches under the brand Clever Fresh™ which we provide to our affiliate Clever Container Company for sale and distribution to its network of independent distributors.

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

Production and Operations

We conduct our operations at our facilities including: (i) our 68,000 square feet facility in Lake Barrington, Illinois, incorporating our headquarters office, production and warehouse space, (ii) our 118,000 square foot facility in Lake Zurich, Illinois consisting of warehouse, packaging and office space (iii) a 73,000 square foot facility in Guadalajara, Mexico, consisting of office, warehouse and production space, (iv) a 9,000 square foot facility in Rugby, England consisting of office and warehouse space, and (v) a 13,000 square foot facility in Heusenstamm, Germany (near Frankfurt), consisting of office and warehouse space.

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

We warehouse raw materials at our plants in Lake Barrington, Illinois and Guadalajara, Mexico and we warehouse finished goods at our facilities in Lake Barrington, Illinois; Lake Zurich, Illinois; Guadalajara, Mexico; Rugby, England and Heusenstamm, Germany. We maintain customer service and fulfillment operations at each of our warehouse locations. We conduct sales operations for the United States and for all other markets, except those handled by our Mexico, Germany and England facilities, at the Lake Barrington, Illinois facility. Sales for Mexico and Latin America are handled at our Guadalajara, Mexico facility; sales for the United Kingdom are handled at our Rugby, England facility; sales for Europe are conducted from our facilities in Heusenstamm, Germany. In addition to warehouse and sales activities at these locations, we engage in some assembly, balloon inflation and related activities.

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

Raw Materials

The principal raw materials we use in manufacturing our products are (i) petroleum or natural gas-based films, (ii) petroleum or natural gas-based resin, (iii) latex, and (iv) printing inks. The cost of raw materials represents a significant portion of the total cost of our products, with the result that fluctuations in the cost of raw materials have a material effect on our profitability. The cost of our raw materials represented approximately 41.5% of our net revenues in 2016 compared to 42.5% in 2015. During the past several years, we have experienced significant fluctuations in the cost of these raw materials. We do not have any long-term agreements for the supply of raw materials and may experience wide fluctuations in the cost of raw materials in the future. Further, although we have been able to obtain adequate supplies of raw materials in the past, there can be no assurance that we will be able to obtain adequate supplies of one or more of our raw materials in the future.

A principal raw material for our latex balloon is natural latex. Over the past five years, the price of natural latex has been volatile, ranging from a low of approximately $2.15 per kilo to a high of $4.49 per kilo. During a portion of that time, when the price of latex rose rapidly, we were unable to increase the selling price of our latex balloons sufficiently to compensate for the increase in the cost of latex with the result that our margins on the sale of latex balloons declined significantly for a period of time. Over the past three years, the market price of natural latex has declined and our margins on the sale of latex balloon products have improved. However, we purchase raw latex in U.S. Dollars for our plant in Mexico and, as the value of the Peso has declined against the Dollar, the effect has been to increase our cost of raw latex.

Many of the foil balloons we produce and sell are intended to be filled with helium in order to be buoyant. Over the past several years, the price of helium has increased substantially and the availability of helium has, on occasion, been limited. Limited availability or an increase in the cost of helium could adversely affect our sales of foil balloons in the future.

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

Competition

The balloon and novelty industry is highly competitive, with numerous competitors. We believe there are presently five principal manufacturers of foil balloons whose products are sold in the United States including Anagram International, Inc., Pioneer Balloon Company, Convertidora International S.A. de C.V., and Betallic, LLC. Several companies market and sell foil balloons designed by them and manufactured by others for them. In addition, there are several additional foil balloon manufacturers in Europe and China who participate in our markets.

We compete for the sale of latex balloons in the United States, Canada, Mexico, Latin America, the United Kingdom, Australia and Europe. There are a number of other companies situated in the United States, Mexico, Asia, South America and Europe who manufacture latex balloons and with whom we compete in the markets in which we participate. The markets are highly competitive with respect to price, quality and terms.

Our company competes principally in the United States and Canada for the sale of vacuum sealing products. There are several companies who compete in those markets, principally Jarden Corporation, which was recently acquired by Newell Rubbermaid, Inc.

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

Proprietary Designs and Copyright Licenses. We design the shapes and graphic designs of most of our foil balloon products. We also maintain licenses on certain characters and designs for our balloon products.

Trademarks. We own seven registered trademarks in the United States relating to our balloon products. Many of these trademarks are registered in foreign countries, principally in the European Union.

Patent Rights. We own, or have license rights under, or have applied for, patents related to our balloon products, certain film products and certain flexible container products. These include (i) several foil balloon design patents, (ii) patents and applications related to the design and structure of, and method of, inserting and affixing, zipper-closure systems in a bag, (iii) patents related to one-way valves for pouches, (iv) a patent related to methods of embossing film and utilizing such film to produce pouches with fitments, (v) a patent related to vacuumable storage bags with fitments, and (vi) a patent application related to vacuum sealing equipment.

Research and Development

We maintain a product development and research group for the development or identification of new products, product designs, product components and sources of supply. Research and development includes (i) creative product development and design, (ii) creative marketing, and (iii) engineering development. During each of the fiscal years ended December 31, 2016 and 2015, we estimate that the total amount spent on research and development activities was approximately $496,000 and $633,000, respectively.

Employees

As of December 31, 2016, the Company had 105 full-time employees in the United States, of whom 19 are executive or supervisory, 3 are in sales, 62 are in manufacturing or warehouse functions and 21 are clerical. As of that same date, we had 23 full-time employees in England, of whom 1 is executive or supervisory, 4 are in sales, 16 are in warehousing and 2 are clerical. At Flexo Universal, our Mexico subsidiary, as of December 31, 2016, we had 352 full-time employees, of whom 7 are executive or supervisory, 5 are in sales, 330 are in manufacturing and 10 are clerical. As of December 31, 2016, the Company had 7 full-time employees in Germany, of whom two are executive or supervisory, 1 is in warehousing and 4 are clerical. The Company is not a party to any collective bargaining agreement in the United States, has not experienced any work stoppages, and believes that its relationship with its employees is satisfactory.

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

In August 2012, the U.S. Securities and Exchange Commission (SEC) issued a rule under Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act requiring companies to publicly disclose their use of conflict minerals that originated in the Democratic Republic of the Congo (DRC) or an adjoining country. Under the rule, issuers are required to conduct a reasonable country of origin inquiry and, if necessary, exercise due diligence process to ascertain the source of conflict minerals, defined as tantalum, tin, gold or tungsten, that are necessary to the functionality or production of their manufactured or contracted to be manufactured products. Companies are required to provide this disclosure on a form to be filed with the SEC called Form SD. Companies were required to file Form SD on May 31, 2014 for the 2013 calendar period and annually on May 31 every year thereafter. The Company filed Form SD on May 27, 2016.

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

Our domestic and international sales to outside customers and assets by area over the period 2015-2016 have been as follows:

	United States	United Kingdom (UK)	Europe (Excluding UK)	Mexico	Consolidated
Year ended 12/31/16
Sales to outside customers	$51,792,000	$2,427,000	$2,590,000	$7,459,000	$64,268,000
Total Assets	$33,170,000	$1,324,000	$2,418,000	$7,064,000	$43,976,000

	United States	United Kingdom (UK)	Europe (Excluding UK)	Mexico	Consolidated
Year ended 12/31/15
Sales to outside customers	$46,520,000	$2,207,000	$1,530,000	$9,108,000	$59,365,000
Total Assets	$30,772,000	$1,791,000	$1,562,000	$7,680,000	$41,805,000

Available Information

We maintain our corporate website at www.ctiindustries.com and we make available, free of charge, through this website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports that we file with, or furnish to, the Securities and Exchange Commission (“SEC”), as soon as reasonably practicable after we electronically file that material with, or furnish it to, the SEC. You may also read and copy material filed by us with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549, and you may obtain information on the operation of the Public Reference Room by calling the SEC in the U.S. at 1-800-SEC-0330. In addition, the SEC maintains an Internet website, www.sec.gov, that contains reports, proxy and information statements and other information that we file electronically with the SEC. Our website also includes corporate governance information, including our Code of Ethics and our Board Committee Charters. The information contained on our website does not constitute a part of this report.

Item No. 1B – Unresolved Staff Comments

As of the filing of this Annual report on Form 10-K, we had no unresolved comments from the staff of the Securities and Exchange Commission that were received not less than 180 days before the end of our 2016 fiscal year.

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

In September 2012, we entered into a lease agreement, expiring on February 28, 2017 to rent approximately 117,000 square feet of warehouse and office space in Lake Zurich, Illinois. Effective March 1, 2017, this lease has been renewed for three years, at a basic rental cost per month of:

Lease period	Amount per month
November 1, 2016 – February 28, 2017	$36,000
March 1, 2017 – February 28, 2018	$38,000
March 1, 2018 – February 28, 2019	$40,000
March 1, 2019 – February 29, 2020	$42,000

In August 2015, CTI Balloons, entered into a 5-year lease agreement for approximately 9,000 square feet of office and warehouse space in Rugby, England at a cost of $6,000 per month. This facility is utilized to warehouse balloon products and to manage and service the Company's operations in England.

In August 2011, Flexo Universal entered into a 5-year lease agreement, expiring July 31, 2016, for the lease of approximately 73,000 square feet of manufacturing, warehouse and office space in Guadalajara, Mexico at a cost of $22,000 per month. The lease was extended to February 28, 2017. Effective March 1, 2017, Flexo Universal entered into a five year lease for these premises at a cost of 493,090 Mexican Pesos per month (currently, approximately $26,000 per month).

On November 22, 2016, CTI Europe entered into a lease agreement for 13,000 square feet of office and warehouse space in Heusenstamm, Germany for a term commencing on February 1, 2017 and ending on February 1, 2022, at a rate per month of $9,000.

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

The high and low sales prices for the last eight fiscal quarters according to the NASDAQ Stock Market's Stock Price History Report, were:

	High	Low
January 1, 2015 to March 31, 2015	4.27	3.64
April 1, 2015 to June 30, 2015	4.29	3.50
July 1, 2015 to September 30, 2015	3.92	3.15
October 1, 2015 to December 31, 2015	5.12	3.56
January 1, 2016 to March 31, 2016	6.56	4.61
April 1, 2016 to June 30, 2016	6.94	5.85
July 1, 2016 to September 30, 2016	7.60	5.75
October 1, 2016 to December 31, 2016	6.99	5.01

As of December 31, 2016 there were approximately 53 holders of record of the Company’s Common Stock. The Company’s total number of beneficial owners of common stock of the Company is approximately 486.

The Company did not pay any cash dividends on its Common Stock during 2016 or 2015. Under the terms of the Company’s current loan agreements, the amount of dividends the Company may pay is limited by the terms of the financial covenants.

Item No. 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company produces film products for novelty, packaging container and custom film product applications. These products include foil balloons, latex balloons and related latex toy products, films for packaging applications, flexible containers for packaging and storage applications and custom film products. We produce all of our film products for packaging and container applications at our facilities in Lake Barrington, Illinois. We produce all of our latex balloons and latex products at our facility in Guadalajara, Mexico. Substantially all of our film products for packaging applications and flexible containers for packaging and storage are sold to customers in the United States. We market and sell our novelty items – principally foil balloons and latex balloons – in the United States, Mexico, the United Kingdom and a number of additional countries. In addition, the Company assembles and sells Candy Blossoms (containers of arranged candy items) in the United States, distributes party goods in Mexico and provides home organization and container products to an affiliated company who markets and sells these products in the United States to a network of independent distributors. These additional products, and certain accessory products sold by the Company, are recorded as “Other Products” in the following product category table.

Our revenues from each of our product categories in each of the past two years have been as follows:

	(000 Omitted)
	$	% of	$	% of
Product Category	2016	Net Sales	2015	Net Sales

Foil Balloons	26,530	41%	25,187	43%

Latex Balloons	8,250	13%	9,739	16%

Vacuum Sealing Products	17,455	27%	13,206	22%

Film Products	4,856	8%	4,523	8%

Other Products	7,177	11%	6,710	11%

Total	64,268	100.0%	59,365	100.0%

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

Purchases by a limited number of customers represent a significant portion of our total revenues. In 2016, sales to our top 10 customers represented 72.5% of net revenues. During 2016, there were two customers to whom our sales represented more than 10% of net revenues.

Our principal customer sales for 2016 and 2015 were:

Customer	Product	2016 Sales	% of 2016 Revenues	2015 Sales	% of 2015 Revenues
Wal-Mart	Vacuum Sealing Products; Balloons	$17,990,000	28.0%	$9,158,000	15.4%
Dollar Tree Stores	Balloons	$15,802,000	24.6%	$15,973,000	26.9%

The loss of one or both of these principal customers, or a significant reduction in purchases by one or both of them, could have a material adverse effect on our business.

We generally do not have agreements with our customers under which customers are obligated to purchase any specific or minimum amount of product from us.

Results of Operations

The following table sets forth selected results of our operations expressed as a percentage of net sales for the years ended December 31, 2016 and 2015. Our results of operations for the periods described below are not necessarily indicative of results of operations for future periods.

	Year ended December 31,
	2016	2015

Net sales	100.0%	100.0%
Costs and expenses:
Cost of products sold	73.4	72.5
Operating Expenses	22.2	22.8

Income from operations	4.4	4.7
Interest expense	(2.4)	(2.5)
Other income	0.1	0.0

Income before income taxes	2.1	2.2
Provision for income taxes	1.1	0.6

Net profit	1.0%	1.8%

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Net Sales

For the fiscal year ended December 31, 2016, consolidated net sales from the sale of all products were $64,268,000 compared to consolidated net sales of $59,365,000 for the year ended December 31, 2015, an increase of 8.3%.

Sales of foil balloons were $25,187,000 in 2015 and $26,530,000 in 2016, an increase of 5.3%. Our largest customer for foil balloons was Dollar Tree Stores. The remaining sales were made to nearly 900 customers including distributors and retail stores or chains in the United States, Canada, Mexico, the United Kingdom, Europe and Latin America. Sales to these other customers increased by 10.9% from $9,704,000 in 2015 to $10,762,000 in 2016. The Dollar volume of sales in Mexico, the United Kingdom and Europe was affected by the decline in the value of currency in those countries in relation to the Dollar.

Sales of latex balloons were $9,739,000 in 2015 and $8,250,000 in 2016, a decrease of 15.3%. The decline is attributable to: (i) a decline in sales of $455,000 to a particular customer and (ii) the lower Dollar value of Peso denominated sales by Flexo Universal for 2016 compared to 2015 due to the decline in value of the Peso, as more than 50% of Flexo Universal sales were denominated in Pesos.

Sales of vacuum sealing products including pouch and related products and vacuum sealing machines were $13,206,000 in 2015 and $17,455,000 in 2016, an increase of 32.2%. Sales in this line during 2015 and 2016 consisted of two categories: (i) vacuum sealing systems including open-top pouches or rolls and vacuum sealing machines and (ii) zippered, resealable vacuum pouches. For 2016 and 2015, sales of products in these categories have been as follows:

	(000 Omitted)
	2016	2015

Vacuum Sealing Systems	$17,331	$10,625

Zippered Pouches	124	2,581

Total	$17,455	$13,206

Our sales of vacuum sealing systems during 2015 and 2016 have been made principally to two retail chains in the United States. In 2016, $7.85 million of our sales of vacuum sealing systems were to one retail chain for a promotional sales program at that chain in November, 2016.

Sales of film products were $4,523,000 in 2015 and $4,856,000 in 2016, an increase of 7.4%. Approximately 99% of these sales were to Rapak, L.L.C. but includes sales to two other customers.

Sales of other products increased from $6,710,000 in 2015 to $7,177,000 in 2016. This category includes (i) sales of helium and accessory items for our balloon products, (ii) sales of Candy Blossoms and Candyloons, (iii) sales by Clever Container Company, L.L.C. which engages in the direct sale of container and organizing products through a network of independent distributors and (iv) sales of party goods in Mexico by Flexo Universal.

Cost of Sales

Cost of sales increased from 72.5% of sales in 2015 to 73.4% of sales in 2016. The increase in cost of sales was attributable principally to (i) an increase in the cost to Flexo Universal of latex purchased in U.S. Dollars and (ii) the increase in cost to each of our Mexico, UK and Europe subsidiaries of purchasing goods from the Company in Dollars with depreciated currencies.

General and Administrative Expenses

General and administrative expenses increased from $7,134,000 or 12% of net sales in 2015 to $7,378,000 or 11.5% of net sales in 2016. The increase reflects primarily an increase of $205,000 in audit expense.

Selling

Selling expenses increased from $3,511,000 or 5.9% of sales in 2015 to $4,748,000 or 7.4% of sales in 2016. The increase in selling expenses is attributable to (i) increased license royalty payments arising from an increase in sales of our branded vacuum sealing systems, (ii) increased sales commissions from high sales of vacuum sealing systems and balloons and (iii) increased commissions, bonus and incentive payments by Clever Container Company to independent distributors.

Advertising and Marketing

Advertising and marketing expenses decreased from $2,890,000 or 4.9% of sales in 2015 to $2,190,000 or 3.4% of sales in 2016, representing principally a decline in warranty expense.

Other Income or Expense

During 2016, we incurred net interest expense of $1,253,000 compared to net interest expense of $1,542,000 during 2015.

During 2016, we realized a foreign currency gain in the amount of $43,000 compared to foreign currency gain in 2015 of $32,000.

Net Income or Loss

During 2016, the Company had income from operations of $2,840,000 compared to income from operations of $2,816,000 in 2015. During 2016, we had net income after provisions for interest and taxes of $653,000 on a consolidated basis compared to net income after provisions for interest and taxes of $1,047,000 in 2015.

Income Taxes

In 2016, the Company recognized income tax expense, on a consolidated basis, of $703,000. This income tax expense is composed of an income tax expense in the United States of $560,000, an income tax benefit realized by CTI Balloons, our United Kingdom subsidiary, in the amount of $129,000, an income tax expense realized by CTI Europe, our Germany subsidiary, in the amount of $11,000 and an income tax expense by Flexo Universal, our Mexico subsidiary, in the amount of $261,000. In 2015, the Company recognized income tax expense, on a consolidated basis, of $370,000. This income tax expense is composed of an income tax benefit in the United States of $52,000, an income tax expense realized by CTI Balloons, our United Kingdom subsidiary, in the amount of $36,000, an income tax expense realized by CTI Europe, our Germany subsidiary, in the amount of $6,000 and an income tax expense of our Mexico subsidiaries, in the amount of $380,000.

Financial Condition, Liquidity and Capital Resources

Cash Used In Operating Activities During fiscal 2016, cash used in operating activities amounted to $449,000, compared to cash provided by operating activities during fiscal 2015 of $2,596,000. Significant changes in working capital items affecting cash flow used in operating activities were:

•	Depreciation and amortization of $1,592,000 compared to depreciation and amortization for 2015 of $1,926,000.
•	An increase in inventories of $1,364,000 compared to an increase of inventories of $973,000 in 2015.
•	An increase in accounts receivable of $4,083,000 compared to an increase in accounts receivable of $690,000 in 2015.
•	A decrease in prepaid expenses and other assets of $473,000 compared to a decrease in prepaid expenses and other assets of $350,000 in 2015.
•	An increase in trade payables of $2,070,000 compared to an increase in trade payables of $79,000 in 2015.

During the first quarter of 2017, we expect accounts receivable to decrease as we receive payments on outstanding receivables and trade payables to decrease as payments are made toward those balances. We expect inventory levels to moderate over the course of 2017.

Cash Provided by Investing Activities During fiscal 2016, cash provided by investing activities amounted to $65,000 compared to cash used in investing activities during fiscal 2015 of $682,000. During 2016, the Company had purchases of equipment of $630,000 compared to $682,000 in 2015 but, in 2016, received proceeds from the sale-leaseback of equipment of $783,000 and invested $87,000 in a subsidiary.

Cash Provided by Financing Activities During fiscal 2016, cash provided by financing activities amounted to $681,000, compared to cash used in financing activities of $1,694,000 during fiscal 2015.

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

At December 31, 2016 the Company was paying a premium of 0.50% over prime.

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

The issuance of shares in this placement resulted in gross proceeds to the Company of $917,000, and after commissions and fees, net proceeds to the Company of approximately $638,328. The Company used these proceeds for general working capital purposes.

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

On September 30, 2016, John H. Schwan advanced to the Company the sum of $530,000 and on the same date, Stephen M. Merrick advanced to the Company the sum of $370,000 to provide short-term working capital to the Company to fund the Company’s obligation to purchase and produce inventory for a substantial order for vacuum sealing systems to be delivered in November 2016. In consideration of such advances, the Company issued a Promissory Note to Mr. Schwan in the principal amount of $530,000 and to Mr. Merrick in the amount of $370,000 dated September 30, 2016 and bearing interest at the rate of 6% per annum. Effective on the same date, Mr. Schwan and Mr. Merrick entered into Subordination Agreements with BMO Harris and BMO equity pursuant to which each of them agreed to subordinate the Company’s obligation to them under the Promissory Notes to the Company’s obligations to BMO Harris and BMO Equity, subject to certain rights of payment as provided in the Agreements. Further, effective on September 30, 2016, the Company and BMO Harris entered into Amendment No. 9 to the Credit Agreement and the Company and BMO Equity entered into Amendment No. 4 to the Note and Warrant Purchase Agreement pursuant to which each of BMO Harris and BMO Equity agreed to consent to payments of principal and interest to Mr. Schwan and Mr. Merrick under the Promissory Notes out of the proceeds received by the Company from the sale of vacuum sealing machines to a major retail chain in a promotional program. The principle balance of these notes were paid in December 2016 and January 2017.

As of December 31, 2016, the Company was in compliance with the financial covenants provided in the Credit Agreement and in the Note and Warrant Purchase Agreement, as amended.

Current Assets. As of December 31, 2016, the total current assets of the Company were $35,732,000, compared to total current assets of $32,437,000 at December 31, 2015.

Current Liabilities. Total current liabilities increased from $20,201,000 as of December 31, 2015 to $23,880,000 as of December 31, 2016.

Liquidity and Capital Resources; Working Capital. As of December 31, 2016, our current assets exceeded our current liabilities by $11,853,000, we had cash and cash equivalents of $563,000 and there was available under our line of credit $4,491,000 in additional funds. Management believes that these available funds, our internally generated funds and the borrowing capacity under our revolving line of credit facility will be sufficient to meet working capital requirements for the remainder of 2017.

CTI Industries Corporation Stockholders’ Equity. Stockholders’ equity was $12,717,000 as of December 31, 2016 compared to $12,787,000 as of December 31, 2015.

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

Inventory Valuation. Inventories are stated at the lower of cost or market. Cost is determined using standard costs which approximate costing determined on a first-in, first out basis. Standard costs are reviewed and adjusted at the time of introduction of a new product or design, periodically and at year-end based on actual direct and indirect production costs. On a periodic basis, the Company reviews its inventory levels for estimated obsolescence or unmarketable items, in reference to future demand requirements and shelf life of the products. As of December 31, 2016, the Company had established a reserve for obsolescence, marketability or excess quantities with respect to inventory in the aggregate amount of $794,000. As of December 31, 2015, the amount of the reserve was $823,000. In addition, on a periodic basis, the Company disposes of inventory deemed to be obsolete or unsaleable and, at such time, charges reserve for the value of such inventory. We record freight income as a component of net sales and record freight costs as a component of cost of goods sold.

Valuation of Long-Lived Assets. We evaluate whether events or circumstances have occurred which indicate that the carrying amounts of long-lived assets (principally property and equipment and goodwill) may be impaired or not recoverable. Significant factors which may trigger an impairment review include: changes in business strategy, market conditions, the manner of use of an asset, underperformance relative to historical or expected future operating results, and negative industry or economic trends. We apply the provisions of GAAP USA under which goodwill is evaluated at least annually for impairment. We performed a quantitative assessment for the year ended December 31, 2016 in which we considered the assets and liabilities of the Company as one operating segment, both recognized and unrecognized, as well as the cash flows necessary to operate the business relating to the assets and liabilities. We conducted a quantitative assessment of our goodwill in our consolidated balance sheet for the year ended December 31, 2015. From this quantitative assessment and from the quantitative assessment for December 31, 2016, we determined the fair value of the subsidiary exceeds the carrying amount initially recorded, and was therefore not impaired.

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

We use the Black-Scholes option pricing model to determine the fair value of stock options which requires us to estimate certain key assumptions. In accordance with the application of GAAP USA, we incurred employee stock-based compensation cost of $34,000 for the year ended December 31, 2016. At December 31, 2016, we had $26,000 of unrecognized compensation cost relating to stock options.

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

As of December 31, 2016, the Company had net deferred tax assets of $1,697,000 representing the amount the Company may recover in future years from future taxable income. As of December 31, 2015, the amount of the net deferred tax asset was $1,747,000. Each quarter and year-end, management makes a judgment to determine the extent to which the deferred tax asset will be recovered from future taxable income.

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

Item No. 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item No. 9A – Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2016, the end of the period covered by this report. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2016, to ensure that the information required to be disclosed by us in the reports that we file or submit under Security Exchange Act of 1934, as amended, (a) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) is accumulated and communicated to our management, including officers, as appropriate, to allow for timely decisions regarding required disclosure. There were no material changes in our internal control over financial reporting during the fourth quarter of 2016 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operation effectiveness of controls and a conclusion on this evaluation. Although there are inherent limitations in the effectiveness of any system of internal controls over financial reporting, based on our evaluation, management has concluded our internal controls over financial reporting were effective as of December 31, 2016.

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

Item 9B – Other Information

None

PART III

Item No. 10 – Directors and Executive Officers of the Registrant

Information called for by Item 9 of Part III is incorporated by reference to the definitive Proxy Statement for the 2017 Annual Meeting of Shareholders which is expected to be filed with the Commission within 120 days after December 31, 2016.

Item No. 11 – Executive Compensation

Information called for by Item 10 of Part III is incorporated by reference to the definitive Proxy Statement for the 2017 Annual Meeting of Shareholders which is expected to be filed with the Commission within 120 days after December 31, 2016.

Item No. 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information called for by Item 11 of Part III is incorporated by reference to the definitive Proxy Statement for the 2017 Annual Meeting of Shareholders which is expected to be filed with the Commission within 120 days after December 31, 2016.

Item No. 13 – Certain Relationships and Related Transactions

Information called for by Item 12 of Part III is incorporated by reference to the definitive Proxy Statement for the 2017 Annual Meeting of Shareholders which is expected to be filed with the Commission within 120 days after December 31, 2016.

Item No. 14 – Principal Accountant Fees and Services

Information called for by Item 13 of Part III is incorporated by reference to the definitive Proxy Statement for the 2017 Annual Meeting of Shareholders which is expected to be filed with the Commission within 120 days after December 31, 2016.

PART IV

Item No. 15 – Exhibits and Financial Statement Schedules

1.	The Consolidated Financial Statements filed as part of this report on Form 10-K are listed on the accompanying Index to Consolidated Financial Statements and Consolidated Financial Statement Schedules.

2.	Financial schedules required to be filed by Item 8 of this form, and by Item 15(d) below:

Schedule II Valuation and qualifying accounts

All other financial schedules are not required under the related instructions or are inapplicable and therefore have been omitted.

3.	Exhibits:

Exhibit Number	Document

3.1	Restated Articles of Incorporation (Incorporated by reference to Exhibit A to Registrant’s Schedule 14A Definitive Proxy Statement filed April 29, 2015).
3.2	Amended and Restated By-Laws of CTI Industries Corporation (Incorporated by reference to Exhibit 3.2, contained in Registrant’s Form 8-K filed on March 17, 2017).
4.1	Form of CTI Industries Corporation’s common stock certificate (filed herewith).
10.1	CTI Industries Corporation 2002 Stock Option Plan (Incorporated by reference to Appendix A contained in Registrant’s Schedule 14A Definitive Proxy Statement, as filed with the Commission on May 15, 2002).
10.2	CTI Industries Corporation 2009 Stock Incentive Plan (Incorporated by reference to Schedule A contained in Registrant’s Schedule 14A Definitive Proxy Statement, as filed with the Commission on April 30, 2009).
10.3	Credit Agreement between Harris N.A. and CTI Industries Corporation dated April 29, 2010 (Incorporated by reference to Exhibit 10.2 contained in Registrant’s Report on Form 10-Q dated May 14, 2010).
10.4	Mortgage and Security Agreement between Harris N.A. and the Company dated April 29, 2010 (Incorporated by reference to Exhibit 10.3 contained in Registrant’s Report on Form 10-Q dated May 14, 2010).
10.5	Security Agreement between Harris N.A. and the Company dated April 29, 2010 (Incorporated by reference to Exhibit 10.4 contained in Registrant’s Report on Form 10-Q dated May 14, 2010).
10.6	Pledge Agreement between Harris N.A. and the Company dated April 29, 2010 (Incorporated by reference to Exhibit 10.5 contained in Registrant’s Report on Form 10-Q dated May 14, 2010).
10.7	Trademark License Agreement between S.C. Johnson & Son, Inc. and the Company dated December 14, 2011 (Incorporated by reference to Exhibit 10.14 contained in Registrant’s Report on Form 10-K dated March 29, 2012).
10.8	Third Amendment to Credit Agreement between BMO Harris Bank, N.A. and the Company dated July 17, 2012 (Incorporated by reference to Exhibit 10.1 contained in Registrant’s Report on Form 10-Q dated August 14, 2012).

10.9	Replacement Revolving Note between BMO Harris Bank, N.A. and the Company dated July 17, 2012 (Incorporated by reference to Exhibit 10.2 contained in Registrant’s Report on Form 10-Q dated August 14, 2012).
10.10	Note and Warrant Purchase Agreement between BMO Private Equity, Inc. and the Company dated July 17, 2012 (Incorporated by reference to Exhibit 10.3 contained in Registrant’s Report on Form 10-Q dated August 14, 2012).
10.11	Warrant Agreement between BMO Private Equity (U.S.), Inc. and the Company dated July 17, 2012 (Incorporated by reference to Exhibit 10.4 contained in Registrant’s Report on Form 10-Q dated August 14, 2012).
10.12	Senior Secured Subordinated Promissory Note between BMO Private Equity (U.S.), Inc. and the Company dated July 17, 2012 (Incorporated by reference to Exhibit 10.5 contained in Registrant’s Report on Form 10-Q dated August 14, 2012).
10.13	Lease Agreement between Schultz Bros. Co. and the Company dated September 19, 2012 (Incorporated by reference to Exhibit 10.8 contained in Registrant’s Report on Form 10-Q dated November 14, 2012).
10.14	Fourth Amendment to Credit Agreement between BMO Harris Bank, N.A. and the Company dated April 12, 2013. (Incorporated by reference to Exhibit 10.1 contained in Registrant’s Report on Form 10-Q dated May 15, 2013).
10.15	First Amendment to Note and Warrant Purchase Agreement between BMO Private Equity (U.S.), Inc. and the Company dated April 12, 2013. (Incorporated by reference to Exhibit 10.2 contained in Registrant’s Report on Form 10-Q dated May 15, 2013).
10.16	Consignment and Pay by Scan Agreement between Food Lion L.L.C. and CTI Supply, Inc. dated December 10, 2014. (Incorporated by reference to Exhibit 10.18 contained in Registrant’s Report on Form 10-K dated March 30, 2015).
10.17	Fifth Amendment to Credit Agreement between BMO Harris Bank, N.A. and the Company dated December 23, 2014. (Incorporated by reference to Exhibit 10.19 contained in Registrant’s Report on Form 10-K dated March 30, 2015).
10.18	Second Amendment to Note and Warrant Purchase Agreement between BMO Private Equity (U.S.), Inc. and the Company dated December 23, 2014. (Incorporated by reference to Exhibit 10.20 contained in Registrant’s Report on Form 10-K dated March 30, 2015).
10.19	Sixth Amendment to Credit Agreement between BMO Harris Bank, N.A. and the Company dated October 13, 2015 (Incorporated by reference to Exhibit 10.1 contained in Registrant’s Report on Form 10-Q dated November 12, 2015).

10.20	Eighth Amendment to Credit Agreement between BMO Harris Bank, N.A. and the Company dated August 8, 2016 (Incorporated by reference to Exhibit 10.1 contained in Registrant’s Report on Form 10-Q dated August 22, 2016).
10.21	Replacement Revolving Note between BMO Harris Bank, N.A. and the Company dated August 8, 2016 (Incorporated by reference to Exhibit 10.2 contained in Registrant’s Report on Form 10-Q dated August 22, 2016).
10.22	Third Amendment to Note and Warrant Purchase Agreement between BMO Private Equity (U.S.), Inc. and the Company dated August 8, 2016 (Incorporated by reference to Exhibit 10.3 contained in Registrant’s Report on Form 10-Q dated August 22, 2016).
10.23	Securities Purchase Agreement between [Purchaser] and the Company (Incorporated by reference to Exhibit 10.4 contained in Registrant’s Report on Form 10-Q dated August 22, 2016).
10.24	Stock Purchase Warrant to Purchase Common Stock of CTI Industries Corporation (Incorporated by reference to Exhibit 10.5 contained in Registrant’s Report on Form 10-Q dated August 22, 2016).
10.25	Registration Rights Agreement between [Purchaser] and the Company (Incorporated by reference to Exhibit 10.6 contained in Registrant’s Report on Form 10-Q dated August 22, 2016).
10.26	Promissory Note between CTI Industries and Stephen M. Merrick dated September 30, 2016 (Incorporated by reference to Exhibit 10.1 contained in Registrant’s Report on Form 10-Q dated November 14, 2016).
10.27	Promissory Note between CTI Industries and John H. Schwan dated September 30, 2016 (Incorporated by reference to Exhibit 10.2 contained in Registrant’s Report on Form 10-Q dated November 14, 2016).
10.28	Ninth Amendment to Credit Agreement between BMO Harris Bank, N.A. and the Company dated September 30, 2016 (Incorporated by reference to Exhibit 10.3 contained in Registrant’s Report on Form 10-Q dated November 14, 2016).
10.29	Fourth Amendment to Note and Warrant Purchase Agreement between BMO Private Equity (U.S.), Inc. and the Company dated September 30, 2016 (Incorporated by reference to Exhibit 10.4 contained in Registrant’s Report on Form 10-Q dated November 14, 2016).
10.30	Subordination Agreement between CTI Industries, Stephen M. Merrick, John H. Schwan and BMO Harris Bank, N.A. effective September 30, 2016 (Incorporated by reference to Exhibit 10.5 contained in Registrant’s Report on Form 10-Q dated November 14, 2016).

10.31	Subordination Agreement between CTI Industries, Stephen M. Merrick, John H. Schwan and BMO Private Equity (U.S.), Inc. effective September 30, 2016 (Incorporated by reference to Exhibit 10.6 contained in Registrant’s Report on Form 10-Q dated November 14, 2016).
14	Code of Ethics (Incorporated by reference to Exhibit contained in the Registrant’s Form 10-K/A Amendment No. 2, as filed with the Commission on October 8, 2004).
21	Subsidiaries (description incorporated in Form 10-K under Item No. 1).
23.1	Consent of Independent Registered Public Accounting Firm, Plante & Moran, PLLC (filed herewith).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
99	Audited financial statements of the Company’s subsidiary, Flexo Universal, S. de R.L. de C.V. for the year ended December 31, 2016 (filed herewith).
101	Interactive Data Files, including the following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements.

(a)	The Exhibits listed in subparagraph (a)(3) of this Item 15 are attached hereto unless incorporated by reference to a previous filing.
(b)	The Schedule listed in subparagraph (a)(2) of this Item 15 is attached hereto.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 31, 2017.

CTI INDUSTRIES CORPORATION
By:	/s/ Stephen M. Merrick
Stephen M. Merrick, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ John H. Schwan	Chief Executive Officer and Director	March 31, 2017
John H. Schwan

/s/ Stephen M. Merrick	President, Secretary, and Director	March 31, 2017
Stephen M. Merrick

/s/ Timothy S. Patterson	Chief Financial Officer and	March 31, 2017
Timothy S. Patterson	Senior Vice President of Finance

/s/ Stanley M. Brown	Director	March 31, 2017
Stanley M. Brown

/s/ Bret Tayne	Director	March 31, 2017
Bret Tayne

/s/ John I. Collins	Director	March 31, 2017
John I. Collins

/s/ John Klimek	Director	March 31, 2017
John Klimek

CTI Industries Corporation

and Subsidiaries

Consolidated Financial Statements

Years ended December 31, 2016 and 2015

All other schedules for which a provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

CTI Industries Corporation and Subsidiaries

Lake Barrington, Illinois

We have audited the accompanying consolidated balance sheet of CTI Industries Corporation and Subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of comprehensive income, stockholders' equity, and cash flows for the years then ended. Our audits of the consolidated financial statements included the financial statement schedule appearing under Schedule II. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the 2016 or 2015 financial statements of Flexo Universal S.A. de C.V., a 99.82 percent owned subsidiary, whose statements reflect total assets and revenues constituting 19 percent and 14 percent of the related consolidated totals respectively as of and for the year ended December 31, 2016 and total assets and revenues constituting 18 percent and 18 percent of the related consolidated totals respectively as of and for the year ended December 31, 2015. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Flexo Universal S.A. de C.V., is based solely on the report of the other auditors.

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

In our opinion, based on our report and the 2016 and 2015 reports of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CTI Industries Corporation and Subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for the years ended December 31, 2016 and 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related consolidated financial statement schedule for the years ended December 31, 2016 and 2015, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Plante & Moran, PLLC

March 31, 2017

Chicago, Illinois

CTI Industries Corporation and Subsidiaries

Consolidated Balance Sheets

	December 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents (VIE $51,000 and $82,000, respectively)	$563,043	$346,404
Accounts receivable, (less allowance for doubtful accounts of $137,000 and $126,000 respectively) (VIE $6,000 and $4,000, respectively)	14,838,978	11,410,999
Inventories, net (VIE $719,000 and $1,264,000, respectively)	18,348,011	17,869,911
Net deferred income tax asset	773,007	761,096
Prepaid expenses (VIE $18,000 and $17,000, respectively)	678,689	1,057,464
Other current assets (VIE $0 and $33,000, respectively)	530,669	991,297

Total current assets	35,732,397	32,437,171

Property, plant and equipment:
Machinery and equipment (VIE $0 and $546,000, respectively)	26,348,443	26,847,110
Building	3,379,636	3,360,017
Office furniture and equipment (VIE $154,000 and $66,000, respectively)	3,597,158	3,512,613
Intellectual property	482,088	482,088
Land	250,000	250,000
Leasehold improvements	395,603	624,902
Fixtures and equipment at customer locations	3,302,868	3,174,535
Projects under construction	493,859	773,985
	38,249,655	39,025,250
Less : accumulated depreciation and amortization (VIE $29,000 and $150,000, respectively)	(32,938,267)	(32,471,694)

Total property, plant and equipment, net	5,311,388	6,553,556

Other assets:
Deferred financing costs, net	0	112,615
Goodwill (VIE $440,000 and $440,000, respectively)	1,473,176	1,473,176
Net deferred income tax asset	923,683	986,181
Other assets (due from related party $47,000 and $46,000, respectively)	473,095	242,270

Total other assets	2,869,954	2,814,242

TOTAL ASSETS	$43,913,739	$41,804,969

LIABILITIES AND EQUITY
Current liabilities:
Checks written in excess of bank balance	$1,688,675	$1,481,827
Trade payables (VIE $92,000 and $238,000, respectively)	5,861,932	4,271,860
Line of credit (net of deferred financing costs of $62,000) (VIE $408,000 and $484,000, respectively)	11,263,531	10,952,924
Notes payable - current portion (net discount of $113,000 and $171,000, respectively) (VIE $0 and $311,000, respectively)	1,709,220	501,710
Notes Payable Officers - current portion	180,000	0
Notes Payable Affiliates - current portion	8,141	8,670
Capital Lease - current portion	40,660	41,204
Accrued liabilities (VIE $140,000 and $655,000, respectively)	3,127,425	2,942,481

Total current liabilities	23,879,584	20,200,676

Long-term liabilities:
Notes Payable - Affiliates (VIE 153,000 and 183,000 respectively)	218,858	266,835
Notes payable, net of current portion (net discount of $0 and $113,000, respectively) (VIE $301,000 and $200, respectively)	5,301,491	6,665,700
Notes payable - officer, subordinated	1,416,138	1,323,139
Capital Lease	4,690	45,351
Deferred gain (non current)	297,521	-

Total long-term debt, net of current portion	7,238,698	8,301,025

Warrants Payable	817,880	714,245

Total long-term liabilities	8,056,578	9,015,270

Equity:
CTI Industries Corporation stockholders' equity:
Preferred Stock - no par value 2,000,000 shares authorized 0 shares issued and outstanding	-	-
Common stock - no par value, 5,000,000 shares authorized, 3,568,590 and 3,386,284 shares issued and 3,567,201 and 3,310,657 outstanding, respectively	13,898,494	13,775,994
Paid-in-capital	2,250,235	1,577,807
Accumulated earnings	2,323,326	1,670,788
Accumulated other comprehensive loss	(5,593,878)	(4,076,318)
Less: Treasury stock - 75,627 shares and 75,627 shares, respectively	(160,784)	(160,784)

Total CTI Industries Corporation stockholders' equity	12,717,393	12,787,487

Noncontrolling interest	(739,816)	(198,464)

Total Equity	11,977,577	12,589,023

TOTAL LIABILITIES AND EQUITY	$43,913,739	$41,804,969

See accompanying notes to consolidated financial statements

CTI Industries Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

	For the Year Ended December 31,
	2016	2015
Net Sales	$64,268,367	$59,364,701

Cost of Sales	47,149,360	43,013,345

Gross profit	17,119,007	16,351,356

Operating expenses:
General and administrative	7,378,296	7,134,385
Selling	4,748,061	3,510,824
Advertising and marketing	2,189,620	2,889,609
Gain on sale of assets	(36,745)	-

Total operating expenses	14,279,232	13,534,818

Income from operations	2,839,775	2,816,538

Other (expense) income:
Interest expense	(1,454,589)	(1,425,510)
Interest income	-	72,834
Change in fair value of warrants	(103,636)	(189,064)
Foreign currency gain	43,263	32,470

Total other expense, net	(1,514,962)	(1,509,270)

Income before taxes	1,324,813	1,307,268

Income tax expense	702,877	369,596

Net Income	621,936	937,672

Less: Net (loss) income attributable to noncontrolling interest	(30,602)	(109,661)

Net income attributable to CTI Industries Corporation	$652,538	$1,047,333

Other Comprehensive (Loss) Income
Foreign currency adjustment	(1,517,560)	(1,175,106)
Comprehensive (loss) income attributable to CTI Industries Corporation	$(865,022)	$(127,773)

Basic income per common share	$0.18	$0.32

Diluted income per common share	$0.18	$0.30

Weighted average number of shares and equivalent shares of common stock outstanding:
Basic	3,566,400	3,297,448

Diluted	3,727,554	3,437,140

See accompanying notes to consolidated financial statements

CTI Industries Corporation and Subsidiaries

Consolidated Statements of Stockholders' Equity

	CTI Industries Corporation
					Accumulated
					Other	Less
	Common Stock		Paid-in	Accumulated	Comprehensive	Treasury Stock		Noncontrolling
Balance, December 31, 2014	3,376,743	$13,775,994	$1,542,718	$623,455	$(2,901,212)	(75,627)	$(160,784)	(72,802)	12,807,369

Stock Purchase									$-

Compensation relating to Option Issuance	9,541		$35,089						$35,089

Stock Redemption									$-

Dividends Declared								$(16,000)	$(16,000)

Net Income				$1,047,333				$(109,661)	$937,672

Other comprehensive income, net of taxes Foreign currency translation					$(1,175,106)				$(1,175,106)

Balance, December 31, 2015	3,386,284	$13,775,994	$1,577,807	$1,670,788	$(4,076,318)	(75,627)	$(160,784)	(198,463)	12,589,024

Stock Issued	177,596	$122,500	$672,428						$794,928

Options Exercised	4,710

Member contributions, net								$201,249	$201,249

Dividends Declared								$(712,000)	$(712,000)

Net Income				$652,538				$(30,602)	$621,936

Other comprehensive income, net of taxes Foreign currency translation					$(1,517,560)				$(1,517,560)

Balance, December 31, 2016	3,568,590	$13,898,494	$2,250,235	$2,323,326	$(5,593,878)	(75,627)	$(160,784)	(739,816)	11,977,577

See accompanying notes to consolidated financial statements

CTI Industries Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2016	2015

Cash flows from operating activities:
Net income	$621,936	$937,672
Adjustment to reconcile net income to cash (used in) provided by operating activities:
Depreciation and amortization	1,420,789	1,779,524
Amortization of debt discount	170,931	146,441
Change in fair value of warrants	103,636	189,064
Stock based compensation	34,104	29,329
Amortization of deferred gain on sale-leaseback	(60,401)	0
Provision for losses on accounts receivable	26,318	54,863
Change in allowance for excess quantities of inventory	(11,294)	178,769
Deferred income taxes	50,591	(15,191)
Change in assets and liabilities:
Accounts receivable	(4,083,379)	(689,953)
Inventories	(1,364,450)	(972,687)
Prepaid expenses and other assets	473,328	350,158
Trade payables	2,070,011	79,473
Accrued liabilities	99,005	528,548

Net cash (used in) provided by operating activities	(448,875)	2,596,010

Cash flows from investing activities:
Purchases of property, plant and equipment	(630,187)	(681,952)
Proceeds from equipment sale-leaseback	783,134	0
Purchase of member units	(87,500)	0

Net cash provided by (used in) investing activities	65,447	(681,952)

Cash flows from financing activities:
Change in checks written in excess of bank balance	206,848	57,136
Net change in revolving line of credit	373,059	(1,205,375)
Repayment of long-term debt (related parties $0 and $32,000)	(1,528,927)	(532,198)
Proceeds from issuance of debt	1,180,000	4,951
Proceeds from issuance of stock, net	638,323	-
Proceeds from exercise of stock options and warrants	-	5,760
Dividends paid	-	(16,000)
Purchase of treasury stock	-	-
Cash paid for deferred financing fees	(9,953)	(8,627)
Distributions to Variable Interest Entity members	(467,000)	0
Contributions received by Variable Interest Entity	288,750	0

Net cash provided by (used in) financing activities	681,100	(1,694,353)

Effect of exchange rate changes on cash	(81,033)	(23,633)

Net increase in cash and cash equivalents	216,639	196,072

Cash and cash equivalents at beginning of year	346,404	150,332

Cash and cash equivalents at end of year	$563,043	$346,404

Supplemental disclosure of cash flow information:
Cash payments for interest	$910,414	$1,235,878

Supplemental Disclosure of non-cash investing and financing activity
Property, plant & equipment acquisitions funded by liabilities	$13,522	$70,928

Interest accrued not paid	$92,900	$86,663

Contributed Capital to Clever Container
Stock	$122,500	-
Debt	$43,750	-
Accounts Receivable	$183,750	-

See accompanying notes to consolidated financial statements

Notes to Consolidated Financial Statements Years Ended

December 31, 2016 and 2015

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

Light machinery consists of forklifts, scissor lifts, and other warehouse machinery. Heavy machinery consists of production equipment including laminating, printing and converting equipment. Projects in process represent those costs capitalized in connection with construction of new assets and/or improvements to existing assets including a factor for interest on funds committed to projects in process of $33,000 and $29,000 for the years ended December 31, 2016 and 2015, respectively. Upon completion, these costs are reclassified to the appropriate asset class.

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

The Company accounts for derivative instruments in accordance with GAAP USA, which requires that all derivative instruments be recognized on the balance sheet at fair value. We may enter into interest rate swaps to fix the interest rate on a portion of our variable interest rate debt to reduce the potential volatility in our interest expense that would otherwise result from changes in market interest rates. Our derivative instruments are recorded at fair value and are included in accrued liabilities of our consolidated balance sheet. Our accounting policies for these instruments are based on whether they meet our criteria for designation as hedging transactions, which include the instrument’s effectiveness, risk reduction and, in most cases, a one-to-one matching of the derivative instrument to our underlying transaction. Gains and losses from changes in fair values of derivatives that are not designated as hedges for accounting purposes are recognized in the consolidated statement of operations. We have no derivative financial instruments designated as hedges. Therefore, changes in fair value for the respective periods were recognized in the consolidated statement of operations.

Goodwill

The Company applies the provisions of GAAP USA, under which goodwill is tested at least annually for impairment. Goodwill on the accompanying balance sheets relates to the Company’s acquisition of Flexo Universal in a prior year, the investment in CTI Europe in a prior year and the goodwill related to Clever Container, a variable interest entity in which CTI is the primary beneficiary. It is the Company’s policy to perform impairment testing annually as of December 31, or as circumstances change. An annual impairment review was completed and no impairment was noted for the years ended December 31, 2016 and 2015 (see Note 14). While the Company believes that its estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect these evaluations.

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

Research and Development

The Company conducts product development and research activities which include (i) creative product development and (ii) engineering. During the years ended December 31, 2016 and 2015, research and development activities totaled $496,000 and $633,000, respectively.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expenses amounted to $139,000 and $215,000 for the years ended December 31, 2016 and 2015, respectively.

3. New Accounting Pronouncements

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), aimed at making leasing activities more transparent and comparable. The new standard requires substantially all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including today’s operating leases. For public business entities, the standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. For all other entities, the standard is effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early application is permitted for all entities. When the standard becomes effective, we expect that our property, plant and equipment will increase significantly due to the addition of assets under lease and the lease liabilities will correspondingly increase. There is not expected to be a significant impact on the income statement.

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of the input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The following table presents information about the Company’s liabilities measured at fair value on a recurring basis as of December 31, 2016 and 2015, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

	Amount as of
Description	12/31/2016	Level 1	Level 2	Level 3
Warrant Liability	$818,000	-	$818,000	-
	$818,000		$818,000

	Amount as of
Description	12/31/2015	Level 1	Level 2	Level 3
Warrant Liability	$714,000	-	$714,000	-
	$714,000		$714,000

It was determined that the warrants are required to be carried as a derivative liability at fair value. Changes in the fair value of the warrants have been recognized in the consolidated statement of operations.

5. Other Comprehensive Loss

The following table sets forth the tax effects of components of other comprehensive loss and the accumulated balance of other comprehensive loss and each component.

Tax Effects Allocated to Each Component of Other Comprehensive Loss

for the years ended December 31, 2016 and 2015

		Tax
	Before-Tax	(Expense)	Net-of-Tax
	Amount	or Benefit	Amount
2016
Foreign currency translation adjustments	$(1,517,560)	$-	$(1,517,560)
Other comprehensive loss	$(1,517,560)	$-	$(1,517,560)

		Tax
	Before-Tax	(Expense)	Net-of-Tax
	Amount	or Benefit	Amount
2015
Foreign currency translation adjustments	$(1,175,106)	$-	$(1,175,106)
Other comprehensive loss	$(1,175,106)	$-	$(1,175,106)

Accumulated Other Comprehensive Loss Balances as of December 31, 2016

		Accumulated
	Foreign	Other
	Currency	Comprehensive
	Items	Loss
Beginning balance	$(4,076,318)	$(4,076,318)
Current period change	(1,517,560)	(1,517,560)
Ending balance	$(5,593,878)	$(5,593,878)

Accumulated Other Comprehensive Loss Balances as of December 31, 2015

		Accumulated
	Foreign	Other
	Currency	Comprehensive
	Items	Loss
Beginning balance	$(2,901,212)	$(2,901,212)
Current period change	(1,175,106)	(1,175,106)
Ending balance	$(4,076,318)	$(4,076,318)

For the years ended December 31, 2016 and 2015, no tax benefit has been recorded on the foreign currency translation; as such amounts would result in a deferred tax asset and are not expected to reverse in the foreseeable future.

6. Major Customers

For the year ended December 31, 2016, the Company had two customers that accounted for approximately 28.0% and 24.6% of consolidated net sales. For the year ended December 31, 2015, the Company had two customers that accounted for approximately 26.9% and 15.4% of consolidated net sales. At December 31, 2016, the outstanding accounts receivable balances due from these customers were $5,512,000 and $2,842,000, respectively. At December 31, 2015, the outstanding accounts receivable balances due from these customers were $2,685,000 and $2,849,000 respectively.

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

Inventories are comprised of the following:

	December 31, 2016	December 31, 2015
Raw materials	$3,310,310	$2,770,636
Work in Process	1,942,600	2,198,981
Finished Goods	13,889,328	13,723,090
Allowance for excess quantities	(794,227)	(822,796)
Total inventories	$18,348,011	$17,869,911

8. Notes Payable and Capital Leases

Long term debt consists of:

	Dec. 31, 2016	Dec. 31, 2015
Mezzanine Note Payable with BMO Private Equity, balance due January 18, 2018, interest at 11.50% (effective rate of 15.56%)	$5,000,000	$5,000,000
Less: Remaining debt discount to be amortized	(113,000)	(283,000)
Term Loan with Barrington Bank, payable in monthly installments of $11,000 amortized over 7 years, interest at 6.25%, balance due May 2016, which uses balloon production and related equipment as collateral	-	311,000
Loan with Officer, payable on receipt, interest at 6.25%, balance paid January 2017, S/T	180,000	-
Mortgage Loan with BMO Harris, payable in monthly installments of $7,778 plus interest at prime (3.75%) plus a variable rate (based on loan covenants) of 0.75% (4.5%) at December 31, 2016 (amortized over 25 years), balance due July 18, 2017	1,711,000	1,804,000
Promissory Note with Clever Container shareholder(s) due 2018 L/T	81,000	-
Promissory Note from CTI to Clever Container shareholder S/T	45,000	-
Promissory Note with John Schwan due 2018 L/T	220,000	-
Term Loan with BMO Harris, payable in monthly installments of $22,323 beginning April 2012 plus interest at prime (3.75%) plus a variable rate (based on loan covenants) of 0.75% (4.5%) at December 31, 2016, (amortized over 5 years), balance due March 31, 2017.	67,000	335,000
Capital Lease with First American Equipment Finance, payable in monthly installments of $2,890 (amortized over 5 years).	36,000	67,000
Capital Lease with Wells Fargo, payable in monthly installments of $367 (amortized over 5 years).	6,000	10,000
Capital Lease with Wells Fargo, payable in monthly installments of $550 (amortized over 3 years).	3,000	10,000
Subordinated Notes (Officer) due on demand, interest at 9% (see Notes 9, 12).	5,000	5,000
Subordinated Notes (Officer) due on demand, interest at 8% (see Notes 9, 12).	802,000	741,000
Subordinated Notes (Officer) due on demand, interest at prime (3.75%) plus 2% (5.75%) at December 31, 2016 (see Note 9).	609,000	577,000
Notes Payable (Affiliates) due 2015, interest at prime (3.75%) plus 0.25% (4%) at December 31, 2016 (see Note 12) (Related Party).	27,000	27,000
Promissory Note with Merrick Company due on demand, interest at 4.25% (Related Party).	83,000	113,000
Promissory Note with Schwan Leasing due on demand, interest at 4.25% (Related Party).	70,000	70,000
Notes Payable (Affiliates) due 2021, interest at 11.75% (see Note 12) (Related Party).	47,000	65,000
Total long-term debt	8,879,000	8,852,000
Less current portion	(1,938,000)	(551,000)
Total Long-term debt, net of current portion	$6,941,000	$8,301,000

On April 29, 2010, the Company entered into a Credit Agreement and associated documents with BMO Harris under which BMO Harris agreed to extend to the Company a credit facility in the aggregate amount of $14,417,000. The facility includes (i) a Revolving Credit providing for maximum advances to the Company, and letters of credit, based upon the level of availability measured by levels of eligible receivables and inventory of the Company of $9,000,000, (ii) an Equipment Loan of up to $2,500,000 providing for loans for the purchase of equipment, (iii) a Mortgage Loan of $2,333,350, and (iv) a Term Loan in the amount of $583,333. The amount the Company can borrow on the Revolving Credit includes 85% of eligible accounts and 60% of eligible inventory up to the maximum amount of the Revolving Credit which was amended to $12,000,000 in July 2012. The Mortgage Loan is amortized over a term of 25 years. The maturity date of the facility was April 30, 2013, which was subsequently extended to July 17, 2017. As of December 31, 2016 the balance outstanding on the Revolving Line of credit with BMO Harris was $10,918,000 and there was $4,491,000 available to borrow.

Certain terms of the loan agreement, as amended, include:

•	Restrictive Covenants: The Loan Agreement includes several restrictive covenants under which we are prohibited from, or restricted in our ability to:
o	Borrow money;
o	Pay dividends and make distributions;
o	Make certain investments;
o	Use assets as security in other transactions;
o	Create liens;
o	Enter into affiliate transactions;
o	Merge or consolidate; or
o	Transfer and sell assets.

•	Financial Covenants: The Loan Agreement includes a series of financial covenants we are required to meet including:
o	We are required to maintain a tangible net worth (plus Subordinated Debt) in excess of $7,100,000 plus 50% of cumulative net income of the Company after January 1, 2010;
o	We are required to maintain specified ratios of senior debt to EBITDA on an annual basis and determined quarterly; and,
o	We are required to maintain a level of adjusted EBITDA to fixed charges on an annual basis determined quarterly of not less than 1.5 to 1. Adjusted EBITDA is EBITDA minus (i) taxes paid, (ii) dividends paid, (iii) payments for the purchase or redemption of stock, and (iv) unfunded capital expenditures.

As of December 31, 2016, the Company was in compliance with these financial covenants.

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

Also, on July 17, 2012, the Company entered into a Note and Warrant Purchase Agreement with BMO Private Equity (U.S.) pursuant to which (i) BMO Equity advanced to the Company the sum of $5 million and (ii) the Company issued to BMO Equity a detachable warrant to purchase up to Four Percent (4%) of the outstanding shares of common stock of the Company on a fully-diluted basis (140,048 shares of common stock of the Company) at the price of One Cent ($0.01) per share. An initial value of $703,000 was allocated to the detachable warrant. This value is recorded as a debt discount to the principal amount of the debt and is amortized as additional interest expense based on the effective interest method over the term of the debt. Additional interest expense of $171,000 and $146,000 was recognized during 2016 and 2015, respectively. The term of the loan provided for in this Agreement is five and a half years. Interest is payable on the outstanding balance of the loan at the rate of 11.5% per annum.

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

Future minimum principal payments for amounts outstanding under the long-term debt items on the foregoing schedule for each of the years ended December 31 are:

2017	$1,938,000
2018	5,315,000
2019	10,000
2020	12,000
2021	8,000
Thereafter	1,596,000
Total	$8,879,000

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

The issuance of shares in this placement resulted in gross proceeds to the Company of $917,000, and after commissions and fees, net proceeds to the Company of approximately $638,328. The Company has used these proceeds for general working capital purposes.

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

On September 30, 2016, John H. Schwan advanced to the Company the sum of $530,000 and on the same date, Stephen M. Merrick advanced to the Company the sum of $370,000 to provide short-term working capital to the Company to fund the Company’s obligation to purchase and produce inventory for a substantial order for vacuum sealing systems to be delivered in November 2016. In consideration of such advances, the Company issued a Promissory Note to Mr. Schwan in the principal amount of $530,000 and to Mr. Merrick in the amount of $370,000 dated September 30, 2016 and bearing interest at the rate of 6% per annum. Effective on the same date, Mr. Schwan and Mr. Merrick entered into Subordination Agreements with BMO Harris and BMO equity pursuant to which each of them agreed to subordinate the Company’s obligation to them under the Promissory Notes to the Company’s obligations to BMO Harris and BMO Equity, subject to certain rights of payment as provided in the Agreements. Further, effective on September 30, 2016, the Company and BMO Harris entered into Amendment No. 9 to the Credit Agreement and the Company and BMO Equity entered into Amendment No. 4 to the Note and Warrant Purchase Agreement pursuant to which each of BMO Harris and BMO Equity agreed to consent to payments of principal and interest to Mr. Schwan and Mr. Merrick under the Promissory Notes out of the proceeds received by the Company from the sale of vacuum sealing machines to a major retail chain in a promotional program. The principal balances of the notes to Mr. Schwan and Mr. Merrick were paid in full on January 4, 2017.

9. Subordinated Debt – Related Parties

In February 2003, the Company received $1,630,000 from certain shareholders in exchange for (i) 9% subordinated notes and (ii) five year warrants to purchase 163,000 common shares at $4.87 per share. The proceeds were to (i) re-finance a bank loan for CTI Mexico in the amount of $880,000 and (ii) to provide financing for CTI Mexico and Flexo Universal. The fair value of the warrants was $460,000 calculated using Black-Scholes option pricing formula. The Company applied the discount against the subordinated debt. The discount is amortized using the effective interest method to interest expense over the term of the debt. These loans are subordinated to the bank debt of the Company. On February 8, 2008 those shareholders exercised these warrants in exchange for a reduction on these notes of $794,000. The remaining balance of $5,000 is due on demand.

In February 2006, the Company received $1,000,000 from certain shareholders in exchange for (i) five year subordinated notes bearing interest at 2% over the prime rate determined on a quarterly basis and (ii) five year warrants to purchase an aggregate of 303,030 shares of common stock of the Company at the price of $3.30 per share. The proceeds were to fund capital improvements and give additional liquidity to the Company. The value of the warrants was $443,000 using the Black-Scholes option pricing formula. The Company applied the discount against the subordinated debt. The discount was amortized using the effective interest method to interest expense over the term of the debt. These loans are subordinated to the bank debt of the Company. On May 28, 2010, these shareholders exercised all of these warrants in exchange for note indebtedness. The remaining balance of $609,000 is due on demand.

At various times from 2003 to 2005, certain shareholders loaned an aggregate of $814,000 to the Company in exchange for notes bearing interest at an annual rate of 8%. These notes are subordinated to the Company’s bank loan. The remaining balance of $802,000 is due on demand.

10. Income Taxes

The income tax provisions are comprised of the following:

	Dec. 31 2016	Dec. 31 2015
Current:
Federal	$448,462	$6,516
State	-	4,200
Foreign	203,824	374,071
	$652,286	$384,787

Deferred
Federal	$70,223	$(63,433)
State	71,716	-
Foreign	(91,348)	48,242
	50,591	(15,191)
Total Income Tax Provision	$702,877	$369,596

The components of the net deferred tax asset at December 31 are as follows:

	2016	2015
Deferred tax assets:
Allowance for doubtful accounts	$16,014	$21,150
Inventory allowances	312,592	314,101
Accrued liabilities	403,049	372,172
Unicap 263A adjustment	170,765	170,765
Net operating loss carryforwards	438,075	511,403
Alternative minimum tax credit carryforwards	-	-
State investment tax credit carryforward	22,448	22,448
Foreign tax credit carryforward	559,469	916,121
Other foreign tax items	17,922	44,394
Foreign net operating loss carryforwards	541,983	424,164
Total deferred tax assets	2,482,317	2,796,718
Deferred tax liabilities:
Tax over book basis of capital assets	(740,627)	(1,004,437)
Undistributed Earnings from Subsidiaries	-	-
Other foreign tax items	-	-
Net deferred tax assets before valuation allowance	$1,741,690	$1,792,281
Less: Valuation allowance	(45,000)	(45,000)
Net deferred tax assets	1,696,690	1,747,281

The Company has net operating loss carryforwards of approximately $2,495,000 expiring in various years through 2025.

Income tax provisions differed from the taxes calculated at the statutory federal tax rate as follows:

	Years Ended December 31,
	2016	2015
Federal Taxes at statutory rate	$450,464	$444,471
State income taxes, net of Federal tax effect	67,768	66,867
Nondeductible expenses	51,741	46,523
Foreign taxes	132,905	(188,266)
Income tax provision	$702,877	$369,596

The Company files tax returns in the U.S., and in the U.K, Germany and Mexico foreign tax jurisdictions and also in various state jurisdictions in the U.S. The tax years 2013 through 2015 remain open to examination. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. During the year ended December 31, 2016 and 2015, the Company did not recognize expense for interest or penalties, and do not have any amounts accrued at December 31, 2016 and 2015, as the Company does not believe it has any uncertain tax positions.

11. Employee Benefit Plan

The Company has a defined contribution plan for substantially all employees. Profit sharing contributions may be made at the discretion of the Board of Directors. Effective January 1, 2006, the Company amended its defined contribution plan. Under the amended plan, the maximum contribution for the Company is 4% of gross wages. Employer contributions to the plan totaled $78,000 and $76,000 for the years ended December 31, 2016 and 2015, respectively.

12. Related Party Transactions

Stephen M. Merrick, President of the Company, is of counsel to a law firm from which the Company received legal services during the year. Mr. Merrick is both a director and a shareholder of the Company. Legal fees paid to this firm were $188,000 and $149,000 for the years ended December 31, 2016 and 2015, respectively.

John H. Schwan, Chief Executive Officer of the Company, is the brother of Gary Schwan, one of the owners of Schwan Incorporated, which provides building maintenance and remodeling services to the Company. The Company made payments to Schwan Incorporated of approximately $15,000 and $4,000 during the years ended December 31, 2016 and 2015, respectively.

During the period from January 2003 to the present, John H. Schwan, Chief Executive Officer of the Company, has made loans to the Company which have outstanding balances, for the Company of $1,416,000 and $1,323,000 as of December 31, 2016 and 2015, respectively. During 2016 and 2015, interest expense to this individual on these outstanding loans was $93,000 and $87,000, respectively (see Notes 8 and 9).

During 2010, Schwan Leasing and Merrick Company, owned by John H. Schwan and Stephen M. Merrick, provided financing for the acquisition and construction of latex balloon production and related equipment (see Note 13).

Other Assets include amounts due to the Company from its employees. As of December 31, 2016 and 2015, the balance outstanding on these amounts was $47,000 and $46,000, respectively.

Items identified as Notes Payable Affiliates in the Company's Consolidated Balance Sheet as of December 31, 2016 and 2015 include loans by shareholders to Flexo Universal totaling $47,000 and $65,000, respectively, as well as a loan to CTI Europe totaling $27,000 and $27,000, respectively.

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

Title to the equipment remained in the name of VLM. VLM leased the equipment to Flexo Universal under a lease in which Flexo Universal paid to VLM rental payments at the rate of approximately $9,000 per month and had the right to purchase the equipment from VLM at the expiration of the lease at fair market value. The Company has not provided any guarantees related to VLUS or VLM and no creditors of the variable interest entities have recourse to the general credit of the Company as a result of including VLUS & VLM in the consolidated financial statements. The accounts of VLM and VLUS have been consolidated with the accounts of the Company.

On May 31, 2016, Flexo Universal purchased the equipment from VLM for 8,700,000 in Mexican Pesos and the lease was terminated.

Mr. Schwan and Mr. Merrick are 50% owners of Clever Container, an Illinois limited liability company engaged in the sale and distribution through a network of independent distributors, of household items including containers and organizing products. The Company acquired a 28.5% interest in Clever Container from third parties in 2016. The Company produces and sells certain container products to Clever Container and also purchases and re-sells products to Clever Container. By reason of the level of ownership of Clever Container by two principal officers and shareholders of the Company, the ownership interest of the Company in Clever Container and the transactions among the Company and Clever Container, the determination was made to consolidate the results of Clever Container in the consolidated financial statements of the Company commencing as of October 1, 2013 and going forward.

The following sets forth the condensed balance sheet of VLM, VLUS and Clever Container for December 31, 2016 and 2015.

	Dec. 31, 2016	Dec. 31, 2015
Current Assets	$794,000	$1,400,000
Property, plant and equipment, net	125,000	462,000
Other noncurrent assets	794,000	794,000
Total assets	$1,713,000	$2,656,000

Mortgages and other long-term debt payable	$1,962,000	$2,775,000
Total liabilities	$1,962,000	$2,775,000

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

The Company has determined that the fair value of goodwill was not impaired as of December 31, 2016 and 2015.

15. Commitments

Operating Leases

In August 2015, the Company’s United Kingdom subsidiary entered into a 5-year lease agreement to rent approximately 9,000 square feet of warehouse and office space in Rugby, England for $6,000 per month.

In November 2016, CTI Europe entered into a lease agreement for 13,000 square feet of office and warehouse space in Heusenstamm, Germany for a term commencing on February 1, 2017 and ending on February 1, 2022 at the rate per month of $9,000. A prior lease for space in Heusenstamm was terminated on February 1, 2017.

In August 2011, Flexo Universal entered into a 5-year lease to rent 73,000 square feet of warehouse and office space in Guadalajara, Mexico at the cost of $22,000 per month. The lease was extended to February 28, 2017. Effective March 1, 2017, Flexco Universal entered into a five year lease for these premises at a cost of 493,090 Mexican Pesos per month (currently, approximately $26,000 per month).

In September 2012, we entered into a lease agreement, expiring on February 28, 2017 to rent approximately 117,000 square feet of warehouse and office space in Lake Zurich, Illinois. Effective March 1, 2017, this lease has been renewed for three years, at a basic rental cost per month of:

Lease period	Amount per month
November 1, 2016 – February 28, 2017	$36,000
March 1, 2017 – February 28, 2018	$38,000
March 1, 2018 – February 28, 2019	$40,000
March 1, 2019 – February 29, 2020	$42,000

All of the Company’s lease payments are recognized on a straight-line basis. The net lease expense was $732,000 and $950,000 for the years ended December 31, 2016 and 2015, respectively.

The future aggregate minimum net lease payments under existing agreements as of December 31, are as follows:

2017	$182,000
2018	111,000
2019	111,000
Thereafter	373,000
Total	$777,000

Licenses

The Company has certain merchandising license agreements that require royalty payments based upon the Company’s net sales of the respective products. The agreements call for guaranteed minimum commitments that are determined on a calendar year basis. Future guaranteed commitments due, as computed on a pro rata basis, as of December 31, are as follows:

2017	$500,000
Total	$500,000

16. Stockholders’ Equity

Stock Options

The Company has adopted GAAP USA which requires all stock-based payments to employees, including grants of employee stock options, to be recognized in the consolidated financial statements based on their grant-date fair values.

The Compensation Committee administers the stock-based plans. The exercise price for Incentive Stock Options (“ISO”) cannot be less than the fair value of the stock subject to the option on the grant date (110% of such fair value in the case of ISOs granted to a stockholder who owns more than 10% of the Company’s Common Stock). The exercise price of a Non-Qualified Stock Options (“NQSO”) shall be fixed by the Compensation Committee at whatever price the Committee may determine in good faith. Unless the Committee determines otherwise, options beginning with the 2009 Plan generally have a 4-year term with a 3-year vesting schedule. Unless the Committee provides otherwise, options terminate upon the termination of a participant’s employment, except that the participant may exercise an option to the extent it was exercisable on the date of termination and for a period of time after termination. Officers, directors and employees of, and consultants to the Company, or any parent or subsidiary corporation selected by the Committee, are eligible to receive options under the Plan. Subject to certain restrictions, the Committee is authorized to designate the number of shares to be covered by each award, the terms of the award, the date on which and the rates at which options or other awards may be exercised, the method of payment, vesting and other terms.

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

Dividend yield: The estimate for dividend yield is 0.0%, as the Company did not issue dividends during 2016.

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

The Company’s pre-tax income for the fiscal year ended December 31, 2016 and 2015 includes approximately $34,000 and $29,000, respectively, of compensation costs related to share-based payments. As of December 31, 2016, there is $26,000 of unrecognized compensation expense related to non-vested stock option grants. We expect approximately $15,000, $7,000, and $3,000 to be recognized during 2017, 2018, and 2019 respectively.

On April 24, 2002, the Board of Directors approved for adoption, effective October 12, 2002, the 2002 Stock Option Plan (“2002 Plan”). The 2002 Plan authorizes the grant of options to purchase up to an aggregate of 142,860 shares of the Company’s Common Stock. As of December 31, 2016, 123,430 options have been granted and were fully vested at the time of grant; no options remain outstanding.

On April 10, 2009, the Board of Directors approved for adoption, and on June 5, 2009, the shareholders of the Company approved the 2009 Stock Incentive Plan (“2009 Plan”). The 2009 Plan authorizes the issuance of up to 250,000 shares of stock or options to purchase stock of the Company (including cancelled shares reissued under the plan.) As of December 31, 2016, 250,000 options have been granted; 143,094 remain outstanding of which 83,275 are vested and 59,819 are not vested. Vesting schedules for the 2009 Plan are as follows:

Vesting Schedule A		Vesting Schedule B		Vesting Schedule C		Vesting Schedule D
25%	12 months	33%	24 months	50%	48 months	20%	6 months
50%	24 months	67%	36 months	100%	57 months	40%	18 months
75%	36 months	100%	48 months			60%	30 months
100%	48 months					80%	42 months
						100%	54 months

During the years ended December 31, 2016, 4,906 options were exercised and no options were exercised during the year ended December 31, 2015.

The following is a summary of the activity in the Company’s stock option plans and other options for the years ended December 31, 2016 and 2015, respectively:

	December 31, 2016		December 31, 2015
		Weighted Avg.		Weighted Avg.
	Shares	Exercise Price	Shares	Exercise Price
Exercisable, beginning of period	63,800	$5.26	132,099	$5.07
Vested	30,381	5.22	34,801	5.65
Exercised	4,906	5.15	29,500	2.88
Cancelled	(6,000)	5.96	(73,000)	6.06
Exercisable at the end of period	83,275	$5.20	64,400	$5.26

	December 31, 2016		December 31, 2015
		Weighted Avg.		Weighted Avg.
	Shares	Exercise Price	Shares	Exercise Price
Outstanding, beginning of period	154,000	$5.25	214,500	$5.20
Granted	-	-	49,000	5.27
Exercised	4,906	5.15	29,500	2.88
Cancelled	(6,000)	5.96	(80,000)	6.01
Outstanding at the end of period	143,094	$5.22	154,000	$5.25

At December 31, 2016, there were 96,000 available options to grant.

Significant option groups remained outstanding at December 31, 2016 and related weighted average grant date fair value, remaining life and intrinsic value information are as follows:

	Options Outstanding				Options Vested
Options by Grant Date	Shares	Weighted Avg.	Remain. Life	Intrinsic Val	Shares	Weighted Avg.	Remain. Life	Intrinsic Val
Nov 2012	90,000	5.17	0.9	$61,200	71,200	5.17	0.9	$48,416
Nov 2013	5,000	5.75	1.9	$500	3,000	5.75	1.9	$300
Dec 2015	48,094	5.27	4.0	$27,794	9,075	5.28	4.0	$5,129
TOTAL	143,094	5.22	2.9	$89,494	64,400	5.26	1.8	$53,845

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

	December 31, 2016	December 31, 2015	December 31, 2014	December 31, 2013	December 31, 2012	July 17, 2012
Weighted average fair value per warrant	$5.85	$5.11	$3.76	$5.84	$4.87	$5.03
Risk-free interest rate	1.47%	1.76%	2.47%	2.45%	1.18%	0.99%
Expected lives	3.0 yrs.	4.0 yrs.	5.0 yrs.	6.0 yrs.	7.0 yrs.	7.5 yrs.
Expected volatility	34.03%	28.99%	44.99%	37.49%	28.18%	36.98%

The following is a summary of the activity of the Company’s warrants for the years ended December 2016 and 2015:

	December 31, 2016		December 31, 2015
		Weighted Avg.		Weighted Avg.
	Shares	Exercise Price	Shares	Exercise Price
Outstanding and exercisable, beginning of period	140,048	$0.01	140,048	$0.01
Granted	76,675	7.00	-	-
Exercised			-	-
Cancelled			-	-
Outstanding and exercisable at the end of period	216,723	$2.48	140,048	$0.01

The warrants outstanding and exercisable as of December 31, 2016 have a remaining life of 4.49 years and a fair value of $818,000.

17. Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during each period.

Diluted earnings per share is computed by dividing the net income by the weighted average number of shares of common stock and equivalents (stock options and warrants), unless anti-dilutive, during each period.

For the three and twelve months ended December 31, 2016, 76,675 shares were anti-dilutive (not included in the determination of earnings on a diluted basis), all of which were represented by options. For the three and twelve months ended December 31, 2015, 106,065 shares were anti-dilutive, all of which were represented by options.

Consolidated Earnings per Share

	Year Ended December 31,
	2016	2015
Basic
Average shares outstanding:
Weighted average number of shares outstanding during the period	3,566,400	3,297,448

Earnings:
Net income attributable to CTI Industries Corporation	$652,538	$1,047,333

Amount for per share Computation	$652,538	$1,047,333

Net earnings applicable to Common Shares	$0.18	$0.32

Diluted
Average shares outstanding:	3,566,400	3,297,448
Weighted averages shares Outstanding Common stock equivalents (options, warrants)	161,154	139,692

Weighted average number of shares outstanding during the period	3,727,554	3,437,140

Earnings:
Net income attributable to CTI Industries Corporation	$652,538	$1,047,333

Amount for per share computation	$652,538	$1,047,333

Net income applicable to Common Shares	$0.18	$0.30

18. Geographic Segment Data

The Company’s operations consist of a single business segment which designs, manufactures, and distributes film products. Transfers between geographic areas were primarily at cost plus a standard markup. The Company’s subsidiaries have assets consisting primarily of trade accounts receivable, inventory and machinery and equipment. Sales and selected financial information by geographic area for the years ended December 31, 2016 and 2015, respectively, are:

	United States	United Kingdom (UK)	Europe (Excluding UK)	Mexico	Consolidated
Year ended 12/31/16
Sales to outside customers	$51,792,000	$2,427,000	$2,590,000	$7,459,000	$64,268,000
Total Assets	$33,108,000	$1,324,000	$2,418,000	$7,064,000	$43,914,000

	United States	United Kingdom (UK)	Europe (Excluding UK)	Mexico	Consolidated
Year ended 12/31/15
Sales to outside customers	$46,520,000	$2,207,000	$1,530,000	$9,108,000	$59,365,000
Total Assets	$30,772,000	$1,791,000	$1,562,000	$7,680,000	$41,805,000

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

Schedule II – Valuation and Qualifying Accounts:

The following is a summary of the allowance for doubtful accounts related to accounts receivable for the years ended December 31:

	2016	2015
Balance at beginning of year	$126,000	$230,000
Charged to expenses	26,000	55,000
Uncollectible accounts written off	(15,000)	(159,000)
Balance at end of year	$137,000	$126,000

The following is a summary of the allowance for excess inventory for the years ended December 31:

	2016	2015
Balance at beginning of year	$823,000	$645,000
Charged to expenses	(11,000)	179,000
Obsolete inventory written off	(18,000)	(1,000)
Balance at end of year	$794,000	$823,000

The following is a summary of property and equipment and the related accounts of accumulated depreciation for the years ended December 31:

	2016	2015
Cost Basis
Balance at beginning of year	$39,025,000	$38,818,000
Additions	-	207,000
Disposals	(775,000)	-
Balance at end of year	$38,250,000	$39,025,000

Accumulated depreciation
Balance at beginning of year	$32,472,000	$31,063,000
Depreciation	466,000	1,409,000
Disposals	-	-
Balance at end of year	$32,938,000	$32,472,000

EXHIBIT INDEX

Exhibit

Number	Document

3.1	Restated Articles of Incorporation (Incorporated by reference to Exhibit A to Registrant’s Schedule 14A Definitive Proxy Statement filed April 29, 2015).
3.2	Amended and Restated By-Laws of CTI Industries Corporation (Incorporated by reference to Exhibit 3.2, contained in Registrant’s Form 8-K filed on March 17, 2017).
4.1	Form of CTI Industries Corporation’s common stock certificate (filed herewith).
10.1	CTI Industries Corporation 2002 Stock Option Plan (Incorporated by reference to Appendix A contained in Registrant’s Schedule 14A Definitive Proxy Statement, as filed with the Commission on May 15, 2002).

10.2	CTI Industries Corporation 2009 Stock Incentive Plan (Incorporated by reference to Schedule A contained in Registrant’s Schedule 14A Definitive Proxy Statement, as filed with the Commission on April 30, 2009).
10.3	Credit Agreement between Harris N.A. and CTI Industries Corporation dated April 29, 2010 (Incorporated by reference to Exhibit 10.2 contained in Registrant’s Report on Form 10-Q dated May 14, 2010).
10.4	Mortgage and Security Agreement between Harris N.A. and the Company dated April 29, 2010 (Incorporated by reference to Exhibit 10.3 contained in Registrant’s Report on Form 10-Q dated May 14, 2010).
10.5	Security Agreement between Harris N.A. and the Company dated April 29, 2010 (Incorporated by reference to Exhibit 10.4 contained in Registrant’s Report on Form 10-Q dated May 14, 2010).
10.6	Pledge Agreement between Harris N.A. and the Company dated April 29, 2010 (Incorporated by reference to Exhibit 10.5 contained in Registrant’s Report on Form 10-Q dated May 14, 2010).
10.7	Trademark License Agreement between S.C. Johnson & Son, Inc. and the Company dated December 14, 2011 (Incorporated by reference to Exhibit 10.14 contained in Registrant’s Report on Form 10-K dated March 29, 2012).
10.8	Third Amendment to Credit Agreement between BMO Harris Bank, N.A. and the Company dated July 17, 2012 (Incorporated by reference to Exhibit 10.1 contained in Registrant’s Report on Form 10-Q dated August 14, 2012).
10.9	Replacement Revolving Note between BMO Harris Bank, N.A. and the Company dated July 17, 2012 (Incorporated by reference to Exhibit 10.2 contained in Registrant’s Report on Form 10-Q dated August 14, 2012).
10.10	Note and Warrant Purchase Agreement between BMO Private Equity, Inc. and the Company dated July 17, 2012 (Incorporated by reference to Exhibit 10.3 contained in Registrant’s Report on Form 10-Q dated August 14, 2012).
10.11	Warrant Agreement between BMO Private Equity (U.S.), Inc. and the Company dated July 17, 2012 (Incorporated by reference to Exhibit 10.4 contained in Registrant’s Report on Form 10-Q dated August 14, 2012).
10.12	Senior Secured Subordinated Promissory Note between BMO Private Equity (U.S.), Inc. and the Company dated July 17, 2012 (Incorporated by reference to Exhibit 10.5 contained in Registrant’s Report on Form 10-Q dated August 14, 2012).
10.13	Lease Agreement between Schultz Bros. Co. and the Company dated September 19, 2012 (Incorporated by reference to Exhibit 10.8 contained in Registrant’s Report on Form 10-Q dated November 14, 2012).

10.14	Fourth Amendment to Credit Agreement between BMO Harris Bank, N.A. and the Company dated April 12, 2013. (Incorporated by reference to Exhibit 10.1 contained in Registrant’s Report on Form 10-Q dated May 15, 2013).
10.15	First Amendment to Note and Warrant Purchase Agreement between BMO Private Equity (U.S.), Inc. and the Company dated April 12, 2013. (Incorporated by reference to Exhibit 10.2 contained in Registrant’s Report on Form 10-Q dated May 15, 2013).
10.16	Consignment and Pay by Scan Agreement between Food Lion L.L.C. and CTI Supply, Inc. dated December 10, 2014. (Incorporated by reference to Exhibit 10.18 contained in Registrant’s Report on Form 10-K dated March 30, 2015).
10.17	Fifth Amendment to Credit Agreement between BMO Harris Bank, N.A. and the Company dated December 23, 2014. (Incorporated by reference to Exhibit 10.19 contained in Registrant’s Report on Form 10-K dated March 30, 2015).
10.18	Second Amendment to Note and Warrant Purchase Agreement between BMO Private Equity (U.S.), Inc. and the Company dated December 23, 2014. (Incorporated by reference to Exhibit 10.20 contained in Registrant’s Report on Form 10-K dated March 30, 2015).
10.19	Sixth Amendment to Credit Agreement between BMO Harris Bank, N.A. and the Company dated October 13, 2015 (Incorporated by reference to Exhibit 10.1 contained in Registrant’s Report on Form 10-Q dated November 12, 2015).
10.20	Eighth Amendment to Credit Agreement between BMO Harris Bank, N.A. and the Company dated August 8, 2016 (Incorporated by reference to Exhibit 10.1 contained in Registrant’s Report on Form 10-Q dated August 22, 2016).
10.21	Replacement Revolving Note between BMO Harris Bank, N.A. and the Company dated August 8, 2016 (Incorporated by reference to Exhibit 10.2 contained in Registrant’s Report on Form 10-Q dated August 22, 2016).
10.22	Third Amendment to Note and Warrant Purchase Agreement between BMO Private Equity (U.S.), Inc. and the Company dated August 8, 2016 (Incorporated by reference to Exhibit 10.3 contained in Registrant’s Report on Form 10-Q dated August 22, 2016).
10.23	Securities Purchase Agreement between [Purchaser] and the Company (Incorporated by reference to Exhibit 10.4 contained in Registrant’s Report on Form 10-Q dated August 22, 2016).
10.24	Stock Purchase Warrant to Purchase Common Stock of CTI Industries Corporation (Incorporated by reference to Exhibit 10.5 contained in Registrant’s Report on Form 10-Q dated August 22, 2016).
10.25	Registration Rights Agreement between [Purchaser] and the Company (Incorporated by reference to Exhibit 10.6 contained in Registrant’s Report on Form 10-Q dated August 22, 2016).

10.26	Promissory Note between CTI Industries and Stephen M. Merrick dated September 30, 2016 (Incorporated by reference to Exhibit 10.1 contained in Registrant’s Report on Form 10-Q dated November 14, 2016).
10.27	Promissory Note between CTI Industries and John H. Schwan dated September 30, 2016 (Incorporated by reference to Exhibit 10.2 contained in Registrant’s Report on Form 10-Q dated November 14, 2016).
10.28	Ninth Amendment to Credit Agreement between BMO Harris Bank, N.A. and the Company dated September 30, 2016 (Incorporated by reference to Exhibit 10.3 contained in Registrant’s Report on Form 10-Q dated November 14, 2016).
10.29	Fourth Amendment to Note and Warrant Purchase Agreement between BMO Private Equity (U.S.), Inc. and the Company dated September 30, 2016 (Incorporated by reference to Exhibit 10.4 contained in Registrant’s Report on Form 10-Q dated November 14, 2016).
10.30	Subordination Agreement between CTI Industries, Stephen M. Merrick, John H. Schwan and BMO Harris Bank, N.A. effective September 30, 2016 (Incorporated by reference to Exhibit 10.5 contained in Registrant’s Report on Form 10-Q dated November 14, 2016).
10.31	Subordination Agreement between CTI Industries, Stephen M. Merrick, John H. Schwan and BMO Private Equity (U.S.), Inc. effective September 30, 2016 (Incorporated by reference to Exhibit 10.6 contained in Registrant’s Report on Form 10-Q dated November 14, 2016).
14	Code of Ethics (Incorporated by reference to Exhibit contained in the Registrant’s Form 10-K/A Amendment No. 2, as filed with the Commission on October 8, 2004).
21	Subsidiaries (description incorporated in Form 10-K under Item No. 1).
23.1	Consent of Independent Registered Public Accounting Firm, Plante & Moran, PLLC (filed herewith).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
99	Audited financial statements of the Company’s subsidiary, Flexo Universal, S. de R.L. de C.V. for the year ended December 31, 2016 (filed herewith).

101	Interactive Data Files, including the following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements.

