Form 10-Q
period 2017-03-31
CTI INDUSTRIES CORP
filed 2017-05-15
CIK 1042187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

The number of shares outstanding of the Registrant’s common stock as of May 1, 2017 was 3,525,227.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

CTI Industries Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31, 2017	December 31, 2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents (VIE $118,000 and $51,000, respectively)	$582,707	$563,043
Accounts receivable, (less allowance for doubtful accounts of $145,000 and $137,000, respectively) (VIE $40,000 and $6,000, respectively)	12,485,522	14,838,978
Inventories, net (VIE $607,000 and $719,000, respectively)	17,964,194	18,348,011
Prepaid expenses (VIE $18,000 and $18,000, respectively)	798,484	678,689
Other current assets (VIE $1,000 and $0, respectively)	467,634	530,669

Total current assets	32,298,541	34,959,390

Property, plant and equipment:
Machinery and equipment (VIE $0 and $0, respectively)	26,582,676	26,348,443
Building	3,379,636	3,379,636
Office furniture and equipment (VIE $188,000 and $154,000, respectively)	3,504,468	3,597,158
Intellectual property	482,088	482,088
Land	250,000	250,000
Leasehold improvements	410,893	395,603
Fixtures and equipment at customer locations	3,302,868	3,302,868
Projects under construction	568,328	493,859
	38,480,957	38,249,655
Less : accumulated depreciation and amortization (VIE $31,000 and $29,000, respectively)	(33,253,638)	(32,938,267)

Total property, plant and equipment, net	5,227,319	5,311,388

Other assets:
Goodwill (VIE $440,000 and $440,000, respectively)	1,473,176	1,473,176
Net deferred income tax asset	1,606,035	1,696,690
Other assets (due from related party $47,000 and $47,000, respectively)	456,387	473,095

Total other assets	3,535,598	3,642,961

TOTAL ASSETS	$41,061,458	$43,913,739

LIABILITIES AND EQUITY
Current liabilities:
Checks written in excess of bank balance	$1,059,145	$1,688,675
Trade payables (VIE $58,000 and $92,000, respectively)	6,091,056	5,861,932
Line of credit (VIE $391,000 and $408,000, respectively)	9,490,011	11,263,531
Notes payable - current portion (net discount of $66,000 and $113,000, respectively)
(VIE $0 and $0, respectively)	6,618,520	1,709,220
Notes payable officers - current portion	0	180,000
Notes payable affiliates - current portion	9,266	8,141
Capital Lease - current portion	47,431	40,660
Accrued liabilities (VIE $157,000 and $140,000, respectively)	2,435,959	3,127,425

Total current liabilities	25,751,388	23,879,584

Long-term liabilities:
Notes payable - affiliates	213,741	218,858
Notes payable, net of current portion (net discount of $0 and $0, respectively) (VIE $246,000 and $301,000, respectively)	246,234	5,301,491
Notes payable - officers, subordinated	1,440,433	1,416,138
Capital Lease	730	4,690
Deferred gain (non current)	300,665	297,521

Total long-term debt, net of current portion	2,201,803	7,238,698

Warrants Payable	798,274	817,880

Total long-term liabilities	3,000,077	8,056,578

Equity:
CTI Industries Corporation stockholders' equity:
Preferred Stock — no par value, 2,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock - no par value, 5,000,000 shares authorized, 3,568,885 shares issued and 3,525,227 shares outstanding	13,898,494	13,898,494
Paid-in-capital	2,223,065	2,250,235
Accumulated earnings	2,381,795	2,323,326
Accumulated other comprehensive loss	(5,282,565)	(5,593,878)
Less: Treasury stock, 75,627 shares	(160,784)	(160,784)

Total CTI Industries Corporation stockholders' equity	13,060,005	12,717,393

Noncontrolling interest	(750,012)	(739,816)

Total Equity	12,309,993	11,977,577

TOTAL LIABILITIES AND EQUITY	$41,061,458	$43,913,739

See accompanying notes to condensed consolidated unaudited financial statements

CTI Industries Corporation and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	For the Three Months Ended March 31,
	2017	2016

Net Sales	$15,359,637	$15,204,994

Cost of Sales	11,742,189	11,283,147

Gross profit	3,617,448	3,921,847

Operating expenses:
General and administrative	1,901,256	1,757,351
Selling	721,390	991,361
Advertising and marketing	556,409	526,078
Gain on sale of assets	(69,300)	-

Total operating expenses	3,109,755	3,274,790

Income from operations	507,693	647,057

Other (expense) income:
Interest expense	(377,211)	(355,304)
Interest income	4,346	(3,156)
Change in fair value of warrants	19,606	(187,664)
Foreign currency loss	(30,525)	(10,484)

Total other expense, net	(383,784)	(556,608)

Net income before taxes	123,909	90,449

Income tax expense	75,637	6,986

Net income	48,272	83,463

Less: Net (loss) income attributable to noncontrolling interest	(10,197)	76,701

Net income attributable to CTI Industries Corporation	$58,469	$6,762

Other Comprehensive Income (Loss)
Foreign currency adjustment	311,313	(67,602)
Comprehensive Income (Loss)	$369,782	$(60,840)

Basic income per common share	$0.02	$0.00

Diluted income per common share	$0.02	$0.00

Weighted average number of shares and equivalent shares of common stock outstanding:
Basic	3,591,947	3,339,240

Diluted	3,748,139	3,479,069

See accompanying notes to condensed consolidated unaudited financial statements

CTI Industries Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended March 31,
	2017	2016

Cash flows from operating activities:
Net income	$48,272	$83,463
Adjustment to reconcile net income to cash provided by operating activities:
Depreciation and amortization	381,854	400,941
Amortization of debt discount	47,025	40,288
Change in fair value of warrants	(19,606)	187,664
Stock based compensation	0	12,039
Amortization of deferred gain on sale/leaseback	(26,693)	0
Provision for losses on accounts receivable	1,827	20,894
Provision for losses on inventories	20,099	28,252
Deferred income taxes	8,124	(56,112)
Change in assets and liabilities:
Accounts receivable	2,660,360	(355,033)
Inventories	815,593	130,720
Prepaid expenses and other assets	13,083	13,165
Trade payables	(20,172)	832,124
Accrued liabilities	(846,643)	(460,473)

Net cash provided by operating activities	3,083,123	877,932

Cash flows from investing activities:
Cash used in investment in subsidiary	0	(43,750)
Purchases of property, plant and equipment	(219,927)	(244,121)

Net cash used in investing activities	(219,927)	(287,871)

Cash flows from financing activities:
Change in checks written in excess of bank balance	(629,530)	(747,201)
Net change in revolving line of credit	(1,835,972)	325,691
Repayment of long-term debt (related parties $0 and $2,000)	(390,788)	(148,235)
Redemption of Variable Interest Entity members	-	(455,000)
Contributions received by Variable Interest Entity	-	288,750

Net cash used in financing activities	(2,856,290)	(735,995)

Effect of exchange rate changes on cash	12,759	(5,040)

Net decrease in cash and cash equivalents	19,665	(150,974)

Cash and cash equivalents at beginning of period	563,043	346,404

Cash and cash equivalents at end of period	$582,708	$195,430

Supplemental disclosure of cash flow information:
Cash payments for interest	311,768	$304,363

Supplemental Disclosure of non-cash investing and financing activity Property, Plant & Equipment acquisitions funded by liabilities	$63,474	$66,960
Contributed Capital to Clever Container
Stock	$-	$122,500
Debt	$-	$43,750
Accounts Receivable	$-	$183,750

See accompanying notes to condensed consolidated unaudited financial statements

CTI Industries Corporation and Subsidiaries

Condensed Consolidated Earnings per Share (unaudited)

	For the Three Months Ended March 31,
	2017	2016
Basic
Average shares outstanding:
Weighted average number of common shares outstanding	3,591,947	3,339,240

Net income:
Net income attributable to CTI Industries Corporation	$58,469	$6,762

Per share amount	$0.02	$0.00

Diluted
Average shares outstanding:
Weighted average number of common shares outstanding	3,591,947	3,339,240

Effect of dilutive shares	156,192	139,829

Weighted average number of shares and equivalent shares of common stock outstanding	3,748,139	3,479,069

Net income:
Net income attributable to CTI Industries Corporation	$58,469	$6,762

Per share amount	$0.02	$0.00

See accompanying notes to condensed consolidated unaudited financial statements

CTI Industries Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 - Basis of Presentation

The accompanying condensed (a) consolidated balance sheet as of December 31, 2016, which has been derived from audited consolidated financial statements, and (b) the unaudited interim condensed consolidated financial statements have been prepared and, in the opinion of management, contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the consolidated financial position and the consolidated statements of comprehensive income and consolidated cash flows for the periods presented in conformity with generally accepted accounting principles for interim consolidated financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2017. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2016.

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

As of March 31, 2017 and 2016, shares to be issued upon the exercise of options and warrants aggregated 359,817 and 288,048, respectively. The number of anti-dilutive shares (not included in the determination of earnings on a diluted basis) for the three months ended March 31, 2017 and 2016 were 76,675 and 119,000, respectively, all of which were represented by options.

Significant Accounting Policies:

The Company’s significant accounting policies are summarized in Note 2 of the Company’s consolidated financial statements for the year ended December 31, 2016. There were no significant changes to these accounting policies during the three months ended March 31, 2017.

Reclassification:

Certain 2016 amounts have been reclassified to conform to the 2017 presentation (see footnote regarding ASU 2015-17.)

Recent Accounting Pronouncements:

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This guidance amended the existing requirements for disclosing information about an entity’s ability to continue as a going concern and to provide related disclosure in certain circumstances. This guidance is effective for annual reporting periods ending after December 2016 and for annual and interim reporting periods thereafter. The adoption of this accounting standard update did not have a material impact to our consolidated financial statements.

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

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, to eliminate the current requirements to classify deferred income tax assets and liabilities between current and noncurrent. To simplify the presentation of deferred income taxes, the amendments in this update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. For public business entities, the amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. The Company has adopted this standard and the impact to our consolidated financial statements for the period ending March 31, 2017 is a reclassification of $745,000 in deferred tax assets to noncurrent, and a reclassification of $773,000 in deferred tax assets to noncurrent for the period ending December 31, 2016.

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

On August 26, 2016, the FASB issued Accounting Standards Update No. 2016-15, Statement of Cash Flows (Topic 230), a consensus of the FASB’s Emerging Issues Task Force (“ASU 2016-15”). The new guidance amends Accounting Standards Codification No. 230 (“ASC 230”) to add or clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows. ASC 230 lacks consistent principles for evaluating the classification of cash payments and receipts in the statement of cash flows. This has led to diversity in practice and, in certain circumstances, financial statement restatements. Therefore, the FASB issued the ASU 2016-15 with the intent of reducing diversity in practice with respect to eight types of cash flows. ASU 2016-15 is effective for annual and interim periods in fiscal years beginning after December 15, 2017, and is effective for the Company for the year ending December 31, 2018. The Company is currently evaluating the impact that the implementation of this standard will have on the Company’s consolidated financial statements.

Note 2 - Stock-Based Compensation; Changes in Equity

The Company has adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718 which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the condensed consolidated financial statements based on their grant-date fair values.

The Company has applied the Black-Scholes model to value stock-based awards and issued warrants related to notes payable. That model incorporates various assumptions in the valuation of stock-based awards relating to the risk-free rate of interest to be applied, the estimated dividend yield and expected volatility of our common stock. The risk-free rate of interest is the related U.S. Treasury yield curve for periods within the expected term of the option at the time of grant. The dividend yield on our common stock is estimated to be 0%, as the Company did not issue dividends during 2017 and 2016. The expected volatility is based on historical volatility of the Company’s common stock.

The Company’s net income for the three months ended March 31, 2017 and 2016 includes approximately $5,000 and $12,000, respectively, of compensation costs related to share based payments. As of March 31, 2017, there is $20,000 of unrecognized compensation expense related to non-vested stock option grants and stock grants. We expect approximately $9,000 of additional stock-based compensation expense to be recognized over the remainder of 2017, $7,000 to be recognized during 2018, $3,000 to be recognized during 2019 and $1,000 to be recognized during 2020.

As of March 31, 2017, the Company had three stock-based compensation plans pursuant to which stock options were, or may be, granted. The Plans provide for the award of options, which may either be incentive stock options (“ISOs”) within the meaning of Section 422A of the Internal Revenue Code of 1986, as amended (the “Code”) or non-qualified options (“NQOs”) which are not subject to special tax treatment under the Code, as well as for stock grants.

On April 10, 2009, the Board of Directors approved for adoption, and on June 5, 2009, the shareholders of the Corporation approved, a 2009 Stock Incentive Plan (“2009 Plan”). The 2009 Plan authorizes the issuance of up to 250,000 shares of stock or options to purchase stock of the Company (including cancelled shares reissued under the plan.) As of March 31, 2017, options for 250,000 shares had been granted and options for 143,094 shares remain outstanding.

A summary of the Company’s stock option activity and related information is as follows:

	Shares under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance at December 31, 2016	143,094	$5.22	2.9	$89,494
Granted	-	-	-	-
Cancelled/Expired	-	-	-	-
Exercised	-	-	-	-
Outstanding at March 31, 2017	143,094	$5.22	1.7	$69,661

Exercisable at March 31, 2017	84,075	$5.20	1.0	$42,739

On July 17, 2012, the Company entered into a Note and Warrant Purchase Agreement with BMO Private Equity (U.S.), Inc. (“BMO Equity”) pursuant to which (i) BMO Equity advanced to the Company the sum of $5 million and (ii) the Company issued to BMO Equity a warrant to purchase up to Four Percent (4%) of the outstanding shares of common stock of the Company on a fully-diluted basis (140,048 shares of common stock of the Company) at the price of One Cent ($0.01) per share. The term of the loan provided for in this Agreement is five and a half years. Interest is payable on the outstanding balance of the loan at the rate of 11.5% per annum. As of March 31, 2017, the Company was in compliance with all of the financial covenants under the Note and Warrant Purchase Agreement.

On July 29, 2016, the Company and certain accredited investors entered into a Securities Purchase Agreement wherein the investors purchased 152,850 shares of common stock of the Company at a price of $6.00 per share. As additional consideration for the purchases of the shares in the offering, each investor received, with each share of common stock purchased, one-half of a warrant, with one warrant entitling the investor to purchase one share of the Company’s common stock at the price of $7.00. The warrants are exercisable between six months and three years from the investment date. As a result of the completion of the sale under the Purchase Agreement, warrants to purchase 76,675 shares of common stock at $7.00 per share were issued.

In addition to the Purchase Agreement, the Company and each of the investors entered into a Registration Rights Agreement pursuant to which the Company agreed to file a Registration Statement with the SEC to register the common stock sold to the investors.

A summary of the Company’s stock warrant activity and related information is as follows:

	Shares under Warrant	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance at December 31, 2016	216,723	$2.48	4.49	$817,880
Granted	-	-	-	-
Cancelled	-	-	-	-
Exercised	-	-	-	-
Outstanding at March 31, 2017	216,723	$2.48	4.25	$798.274

Exercisable at March 31, 2017	76,675	$7.00	2.33	-

A summary of the Company’s stock option activity by grant date as of March 31, 2017 is as follows:

	Options Outstanding				Options Vested
Options by Grant Date	Shares	Weighted Avg.	Remain. Life	Intrinsic Val	Shares	Weighted Avg.	Remain. Life	Intrinsic Val
Dec 2005	-	-	-	-	-	-	-	-
Dec 2010	-	-	-	-	-	-	-	-
Jan 2011	-	-	-	-	-	-	-	-
Nov 2012	90,000	$5.17	0.7	$48,600	72,000	$5.17	0.7	$38,880
Nov 2013	5,000	$5.75	1.6	$0	3,000	$5.75	1.6	$0
Dec 2015	48,094	$5.27	3.8	$21,061	9,075	$5.27	3.8	$3,859
TOTAL	143,094	$5.22	1.7	$69,661	84,075	$5.20	1.0	$42,739

The aggregate intrinsic value in the tables above represents the total pre-tax intrinsic value (the difference between the closing price of the Company’s common stock on the last trading day of the quarter ended March 31, 2017 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all the holders exercised their options on March 31, 2017.

Note 3 - Legal Proceedings

The Company is party to certain claims or actions arising in the normal course of business. The ultimate outcome of these matters is unknown but, in the opinion of management, the resolution of these matters is not expected to have a significant effect on the future financial position or results of operations of the Company.

Note 4 - Other Comprehensive Income

In the three months ended March 31, 2017, the Company incurred other comprehensive income of approximately $311,000, all from foreign currency translation adjustments.

The following table sets forth the accumulated balance of other comprehensive income and each component.

	Foreign Currency Items	Total Accumulated Other Comprehensive Income

Beginning balance as of January 1, 2017	$(5,593,878)	$(5,593,878)

Current period change, net of tax	311,313	311,313

Ending Balance as of March 31, 2017	(5,282,565)	(5,282,565)

Note 5 - Inventories, Net

	March 31, 2017	December 31, 2016
Raw materials	$3,479,323	$3,310,310
Work in process	2,271,295	1,942,600
Finished goods	13,027,883	13,889,328
Allowance for excess quantities	(814,307)	(794,227)
Total inventories	$17,964,194	$18,348,011

Note 6 - Geographic Segment Data

The Company has determined that it operates primarily in one business segment that designs, manufactures and distributes film and film related products for use in packaging, storage and novelty balloon products. The Company operates in foreign and domestic regions. Information about the Company's operations by geographic area is as follows:

	Net Sales to Outside Customers
	For the Three Months Ended		Total Assets at
	March 31,		March 31,	December 31,
	2017	2016	2017	2016

United States	$11,647,000	$12,087,000	$28,989,000	$33,108,000
Europe	947,000	547,000	2,597,000	2,418,000
Mexico	2,023,000	1,863,000	8,058,000	7,064,000
United Kingdom	743,000	708,000	1,417,000	1,324,000

	$15,360,000	$15,205,000	$41,061,000	$43,914,000

Note 7 - Concentration of Credit Risk

Concentration of credit risk with respect to trade accounts receivable is generally limited due to the large number of entities comprising the Company's customer base. The Company performs ongoing credit evaluations and provides an allowance for potential credit losses against the portion of accounts receivable which is estimated to be uncollectible. Such losses have historically been within management's expectations. During the three months ended March 31, 2017 and 2016, there were two customers whose purchases represented more than 10% of the Company’s consolidated net sales, respectively. Sales to these customers for the three months ended March 31, 2017 and 2016 are as follows:

	Three Months Ended		Three Months Ended
	March 31, 2017		March 31, 2016
Customer	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Customer A	$4,427,000	28.8%	$5,165,000	34.0%
Customer B	$2,609,000	17.0%	$2,340,000	15.4%

As of March 31, 2017, the total amounts owed to the Company by these customers were approximately $3,301,000 or 27.7%, and $2,657,000 or 22.3%, of the Company’s consolidated net accounts receivable, respectively. The amounts owed at March 31, 2016 by these customers were approximately $2,498,000 or 25.1%, and $3,546,000 or 35.6% of the Company’s consolidated net accounts receivable, respectively.

Note 8 - Related Party Transactions

Stephen M. Merrick, President of the Company, is of counsel to the law firm of Vanasco Genelly and Miller PC which provides legal services to the Company. Legal fees paid by the Company to this firm for the three months ended March 31, 2017 and 2016, respectively, were $26,000 and $38,000.

Interest payments have been made or accrued to John H. Schwan, Chief Executive Officer of the Company, for loans made to the Company. During the three months ended March 31, 2017 and 2016, these interest accruals totaled $24,000 and $23,000, respectively.

John H. Schwan, Chief Executive Officer of the Company, through an investment entity, and Stephen M. Merrick, President of the Company, also through an investment entity own, in aggregate, a 50% interest in Clever Container Company L.L.C., an Illinois limited liability company (“Clever Container”). The Company owns a 28.5% interest in Clever Container. During the three months ended March 31, 2017 and 2016, Clever Container purchased various products from the Company in the amount of $204,000 and $185,000, respectively. As of March 31, 2017 and 2016, the balance of accounts receivable from Clever Container to the Company were $711,000 and $300,000, respectively.

On September 30, 2016, John H. Schwan advanced to the Company the sum of $530,000 and on the same date, Stephen M. Merrick advanced to the Company the sum of $370,000 to provide short-term working capital to the Company to fund the Company’s obligation to purchase and produce inventory for a substantial order for vacuum sealing systems to be delivered in November `2016. In consideration of such advances, the Company issued a Promissory Note to Mr. Schwan in the principal amount of $530,000 and to Mr. Merrick in the amount of $370,000 dated September 30, 2016 and bearing interest at the rate of 6% per annum. Effective on the same date, Mr. Schwan and Mr. Merrick entered into Subordination Agreements with BMO Harris and BMO equity pursuant to which each of them agreed to subordinate the Company’s obligation to them under the Promissory Notes to the Company’s obligations to BMO Harris and BMO Equity, subject to certain rights of payment as provided in the Agreements. Further, effective on September 30, 2016, the Company and BMO Harris entered into Amendment No. 9 to the Credit Agreement and the Company and BMO Equity entered into Amendment No. 4 to the Note and Warrant Purchase Agreement pursuant to which each of BMO Harris and BMO Equity agreed to consent to payments of principal and interest to Mr. Schwan and Mr. Merrick under the Promissory Notes out of the proceeds received by the Company from the sale of vacuum sealing machines to a major retail chain in a promotional program. The entire principal balances of these loans have been paid.

Note 9 - Derivative Instruments; Fair Value

The following tables represents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

	Amount as of
Description	3/31/2017	Level 1	Level 2	Level 3

Warrant Liability	$798,000	-	$798,000	-

	$798,000	-	$798,000	-

	Amount as of
Description	12/31/2016	Level 1	Level 2	Level 3

Warrant Liability	$818,000	-	$818,000	-

	$818,000		$818,000

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

Results of Operations

Net Sales. For the three months ended March 31, 2017, net sales were $15,360,000 compared to net sales of $15,205,000 for the same period of 2016, an increase of 1%. For the quarters ended March 31, 2017 and 2016, net sales by product category were as follows:

	Three Months Ended
	March 31, 2017		March 31, 2016
	$	% of	$	% of
Product Category	(000) Omitted	Net Sales	(000) Omitted	Net Sales

Foil Balloons	8,891	58%	8,014	53%

Latex Balloons	2,105	14%	2,044	13%

Vacuum Sealing Products	1,708	11%	2,323	15%

Film Products	838	5%	1,020	7%

Other Sales	1,818	12%	1,804	12%

Total	15,360	100%	15,205	100%

Foil Balloons. During the three months ended March 31, 2017, revenues from the sale of foil balloons increased by 10.9% compared to the prior year period from $8,014,000 to $8,891,000. During the three months ended March 31, 2017, foil balloon sales to our largest customer decreased to $4,427,000 from $5,130,000 for the same period last year. Sales of foil balloons to other customers increased by 54.8% to $4,464,000 from $2,884,000 for the same period last year. These increased sales represents certain new customers but principally increases in sales to significant existing customers in each of the United States, Mexico, the United Kingdom and Europe.

Latex Balloons. During the three months ended March 31, 2017, revenues from the sale of latex balloons increased by 3% compared to the prior year period from $2,044,000 to $2,105,000.

Vacuum Sealing Products. During the three months ended March 31, 2017, revenues from the sale of pouches and vacuum sealing machines decreased by 26.4% compared to the prior year from $2,323,000 to $1,708,000.

Films. During the three months ended March 31, 2017, revenues from the sale of laminated film products decreased by 17.8% compared to the prior year period from $1,020,000 to $838,000. Virtually all of the sales of this product line were to a single long-term customer.

Other Revenues. During the three months ended March 31, 2017, revenues from the sale of various other products increased by 0.8% to $1,818,000 compared to revenues from other products in the same period in 2016 of $1,804,000. The revenues from the sale of other products during 2017 include (i) sales of a line of “Candy Blossoms” and “Candy Loons” consisting of candy and small inflated balloons sold in small containers, (ii) the sale of accessories and supply items related to balloon products, (iii) sales by Clever Container Company, L.L.C. which engages in the direct sale of container and organizing products through a network of independent distributors and (iv) sales of party goods in Mexico by Flexo Universal.

Sales to a limited number of customers continue to represent a large percentage of our net sales.

The table below illustrates the impact on sales of our top three and ten customers for the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31,
	% of Sales
	2017	2016

Top 3 Customers	51.1%	55.8%

Top 10 Customers	67.0%	68.7%

During the three months ended March 31, 2017, there were two customers whose purchases represented more than 10% of the Company’s consolidated net sales. Sales to these customers for the three months ended March 31, 2017 were $4,427,000 or 28.8%, and $2,609,000 or 17.0%, of consolidated net sales, respectively. Sales to these customers for the three months ended March 31, 2016 were $5,165,000 or 34.0%, and $2,340,000 or 15.4%, of consolidated net sales, respectively. The amounts owed at March 31, 2017 by these customers were $3,301,000 or 27.7%, and $2,657,000 or 22.3%, of the Company’s consolidated net accounts receivable, respectively. As of March 31, 2016, the total amounts owed to the Company by these customers were $2,498,000 or 25.1%, and $3,546,000 or 35.6% of the Company’s consolidated net accounts receivable, respectively.

Cost of Sales. During the three months ended March 31, 2017, the cost of sales represented 76.4% of net sales compared to 74.2% for the three months ended March 31, 2016. The increase in cost of sales was the result of changes in the mix of products sold.

General and Administrative. During the three months ended March 31, 2017, general and administrative expenses were $1,901,000 or 12.4% of net sales, compared to $1,757,000 or 11.6% of net sales for the same period in 2016.

Selling. During the three months ended March 31, 2017, selling expenses were $721,000 or 4.7% of net sales, compared to $991,000 or 6.5% of net sales for the same period in 2016. The decline is attributable principally to a decline in the commissions payable by Clever Container Company.

Advertising and Marketing. During the three months ended March 31, 2017, advertising and marketing expenses were $556,000 or 3.6% of net sales for the period, compared to $526,000 or 3.5% of net sales for the same period of 2016.

Other Income (Expense). During the three months ended March 31, 2017, the Company incurred interest expense of $353,000, compared to interest expense during the same period of 2016 in the amount of $546,000. In addition to interest expense, there is a variable charge relating to the change in value of our outstanding warrants issued in connection with our mezzanine loan by reason of change in market price of our common stock. The amount of that change was ($20,000) in the first quarter of 2017, compared to $188,000 in the first quarter of 2016.

For the three months ended March 31, 2017, the Company had a foreign currency transaction loss of $31,000 compared to a foreign currency transaction loss of $10,000 during the same period of 2016.

Income Taxes. For the three months ended March 31, 2017, the Company reported a consolidated income tax expense of $76,000, compared to a consolidated income tax expense of $7,000 for the same period of 2016. For the three months ended March 31, 2017, this income tax expense was composed of an income tax expense in the United States, income tax expense in Mexico of Flexo Universal, our Mexican subsidiary, an income tax benefit in the United Kingdom of CTI Balloons Limited, our United Kingdom subsidiary and income tax expense in Europe of CTI Europe gmbH, our Germany subsidiary.

Net Income. For the three months ended March 31, 2017, the Company had net income of $58,000 or $0.02 per share (basic and diluted,) compared to net income of $7,000 for the same period of 2016 or $0.00 per share (basic and diluted.) For the three months ended March 31, 2017, the Company had income from operations of $508,000 compared to income from operations during the same period in 2016 of $647,000.

Financial Condition, Liquidity and Capital Resources

Cash Flow Items.

Operating Activities. During the three months ended March 31, 2017, net cash provided by operations was $3,083,000, compared to net cash provided by operations during the three months ended March 31, 2016 of $878,000.

Significant changes in working capital items during the three months ended March 31, 2017 included:

•	A decrease in accounts receivable of $2,660,000 compared to an increase in accounts receivable of $355,000 in the same period of 2016.
•	A decrease in inventory of $816,000 compared to a decrease in inventory of $131,000 in 2016.
•	A decrease in trade payables of $20,000 compared to an increase in trade payables of $832,000 in 2016.
•	A decrease in accrued liabilities of $847,000 compared to a decrease in accrued liabilities of $460,000 in 2016.

Investing Activity. During the three months ended March 31, 2017, cash used in investing activity was $220,000, compared to cash used in investing activity for the same period of 2016 in the amount of $288,000. Investing activity consisted principally of investment in equipment and equipment maintenance.

Financing Activities. During the three months ended March 31, 2017, cash used in financing activities was $2,856,000 compared to cash used in financing activities for the same period of 2016 in the amount of $736,000. Financing activities consisted principally of reduction in the balances of revolving and long term debt.

Liquidity, Capital Resources and Going Concern.

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

The Credit Agreement, as amended, provides that the outstanding balance of all loans under the agreement will bear interest with reference to a base rate or, at the option of the Company, with reference to an adjusted LIBOR. At March 31, 2017, the effective rate on the outstanding loan balances was 4.5%.

As of March 31, 2017, the outstanding balances on the loans with BMO Harris were: (i) revolving line of credit, $9,099,000, (ii) mortgage loan, $1,688,000, and (iii) equipment loan, $44,000.

On July 17, 2012, the Company entered into Amendment Number 3 to the Credit Agreement among the Company and BMO Harris pursuant to which (i) the amount of the loan commitment on the revolver loan of BMO Harris was increased from $9 million to $12 million, (ii) BMO Harris consented to a transaction among the Company and BMO Private Equity (U.S.), Inc. (“BMO Equity”) and (iii) the term of credit and loans to the Company provided in the Credit Agreement and BMO Harris was extended to July 17, 2017. The loans subject to the Credit Agreement mature on July 17, 2017.

On July 17, 2012, the Company entered into a Note and Warrant Purchase Agreement with BMO Equity pursuant to which (i) BMO Equity advanced to the Company the sum of $5 million and (ii) the Company issued to BMO Equity a warrant to purchase up to Four Percent (4%) of the outstanding shares of common stock of the Company on a fully-diluted basis (140,048 shares of common stock of the Company) at the price of One Cent ($0.01) per share. The loan matures on January 31, 2018. Interest is payable on the outstanding balance of the loan at the rate of 11.5% per annum.

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

On September 30, 2016, John H. Schwan advanced to the Company the sum of $530,000 and on the same date, Stephen M. Merrick advanced to the Company the sum of $370,000 to provide short-term working capital to the Company to fund the Company’s obligation to purchase and produce inventory for a substantial order for vacuum sealing systems to be delivered in November 2016. In consideration of such advances, the Company issued a Promissory Note to Mr. Schwan in the principal amount of $530,000 and to Mr. Merrick in the amount of $370,000 dated September 30, 2016 and bearing interest at the rate of 6% per annum. Effective on the same date, Mr. Schwan and Mr. Merrick entered into Subordination Agreements with BMO Harris and BMO equity pursuant to which each of them agreed to subordinate the Company’s obligation to them under the Promissory Notes to the Company’s obligations to BMO Harris and BMO Equity, subject to certain rights of payment as provided in the Agreements. Further, effective on September 30, 2016, the Company and BMO Harris entered into Amendment No. 9 to the Credit Agreement and the Company and BMO Equity entered into Amendment No. 4 to the Note and Warrant Purchase Agreement pursuant to which each of BMO Harris and BMO Equity agreed to consent to payments of principal and interest to Mr. Schwan and Mr. Merrick under the Promissory Notes out of the proceeds received by the Company from the sale of vacuum sealing machines to a major retail chain in a promotional program. The entire balance of these advances has been repaid to Mr. Schwan and Mr. Merrick.

At March 31, 2017, the Company had cash balances of $583,000 compared to cash balances of $195,000 for the same period of 2016, and there was $2,150,000 available to advance on the Company’s revolving line of credit.

Also at March 31, 2017, the Company had a working capital balance of $6,547,000 compared to a working capital balance of $11,080,000 on December 31, 2016.

Further, as of March 31, 2017, the Company was in compliance with all of the financial covenants under the Credit Agreement and the Note and Warrant Purchase Agreement.

With such funds, and the funds currently available under the line of credit, as well as internally generated funds, management believes that the Company will be able to meet its working capital needs.

The Credit Agreement with BMO Harris, and all loans under that agreement, including the revolving loan and the term loan (having a balance then of approximately $1.7 million) mature on July 17, 2017.

Further, the loan of $5 million in principal amount to the Company from BMO Equity matures on January 31, 2018.

We are currently negotiating with BMO Harris regarding the extension of renewal of the Credit Agreement and, while no assurance can be given, believe that we will be able to obtain such an agreement with BMO Harris or other financial institution.

Further, we are engaged in efforts to address the maturity of our loan with BMO Equity which matures in January 2018, including extension of the loan or alternative financing.

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

Critical Accounting Policies

Please see pages 25-28 of our Annual Report on Form 10-K for the year ended December 31, 2016 for a description of policies that are critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. No material changes to such information have occurred during the three months ended March 31, 2017.

Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk

Not applicable.

Item 4. Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2017, the end of the period covered by this report. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2017, to ensure that the information required to be disclosed by us in the reports that we file or submit under Security Exchange Act of 1934, as amended, (a) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) is accumulated and communicated to our management, including officers, as appropriate, to allow for timely decisions regarding required disclosure. There were no material changes in our internal control over financial reporting during the first quarter of 2017 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 6. Exhibits

The following are being filed as exhibits to this report:

Exhibit Number	Description

3.1	Restated Articles of Incorporation (Incorporated by reference to Exhibit A to Registrant’s Schedule 14A Definitive Proxy Statement filed April 29, 2015.)
3.2	Amended and Restated By-Laws of CTI Industries Corporation (Incorporated by reference to Exhibit 3.2, contained in Registrant’s Form 8-K filed on March 17, 2017)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101

Interactive Data Files, including the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 15, 2017	CTI INDUSTRIES CORPORATION

	By:	/s/ John H. Schwan
John H. Schwan
Chief Executive Officer

	By:	/s/ Stephen M. Merrick
Stephen M. Merrick
President

	By:	/s/ Timothy S. Patterson
Timothy S. Patterson
Chief Financial Officer
Senior Vice President Finance

Exhibit Index

Exhibit Number	Description
3.1	Restated Articles of Incorporation (Incorporated by reference to Exhibit A to Registrant’s Schedule 14A Definitive Proxy Statement filed April 29, 2015.)
3.2	Amended and Restated By-Laws of CTI Industries Corporation (Incorporated by reference to Exhibit 3.2, contained in Registrant’s Form 8-K filed on March 17, 2017)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101	Interactive Data Files, including the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements.

