Form 10-Q
period 2017-06-30
CTI INDUSTRIES CORP
filed 2017-08-14
CIK 1042187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The number of shares outstanding of the Registrant’s common stock as of August 1, 2017 was 3,525,227.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

CTI Industries Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30, 2017	December 31, 2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents (VIE $12,000 and $51,000, respectively)	$456,426	$563,043
Accounts receivable, (less allowance for doubtful accounts of $152,000 and $137,000, respectively) (VIE $11,000 and $6,000, respectively)	10,020,280	14,838,978
Inventories, net (VIE $583,000 and $719,000, respectively)	18,947,606	18,348,011
Prepaid expenses (VIE $35,000 and $18,000, respectively)	750,586	678,689
Other current assets (VIE $1,000 and $0, respectively)	854,936	530,669

Total current assets	31,029,834	34,959,390

Property, plant and equipment:
Machinery and equipment (VIE $0 and $0, respectively)	26,877,412	26,348,443
Building	3,387,323	3,379,636
Office furniture and equipment (VIE $217,000 and $154,000, respectively)	3,440,515	3,597,158
Intellectual property	752,044	482,088
Land	250,000	250,000
Leasehold improvements	418,073	395,603
Fixtures and equipment at customer locations	3,302,868	3,302,868
Projects under construction	169,274	493,859
	38,597,509	38,249,655
Less : accumulated depreciation and amortization (VIE $33,000 and $29,000, respectively)	(33,478,495)	(32,938,267)

Total property, plant and equipment, net	5,119,014	5,311,388

Other assets:
Goodwill (VIE $440,000 and $440,000, respectively)	1,473,176	1,473,176
Net deferred income tax asset	1,868,561	1,696,690
Other assets (due from related party $49,000 and $47,000, respectively)	428,953	473,095

Total other assets	3,770,690	3,642,961

TOTAL ASSETS	$39,919,538	$43,913,739

LIABILITIES AND EQUITY
Current liabilities:
Checks written in excess of bank balance	$1,074,901	$1,688,675
Trade payables (VIE $10,000 and $92,000, respectively)	4,926,507	5,861,932
Line of credit (VIE $373,000 and $408,000, respectively)	9,545,148	11,263,531
Notes payable - current portion (net discount of $17,000 and $113,000, respectively) (VIE $0 and $0, respectively)	6,659,095	1,709,220
Notes payable officers - current portion	0	180,000
Notes payable affiliates - current portion	9,967	8,141
Capital Lease - current portion	23,714	40,660
Accrued liabilities (VIE $149,000 and $140,000, respectively)	2,551,157	3,127,425

Total current liabilities	24,790,489	23,879,584

Long-term liabilities:
Notes payable - affiliates	213,677	218,858
Notes payable, net of current portion (net discount of $0 and $0, respectively) (VIE $206,000 and $301,000, respectively)	205,978	5,301,491
Notes payable - officers, subordinated	1,465,162	1,416,138
Capital Lease	0	4,690
Deferred gain (non current)	286,858	297,521

Total long-term debt, net of current portion	2,171,675	7,238,698

Warrants Payable	794,072	817,880

Total long-term liabilities	2,965,747	8,056,578

Equity:
CTI Industries Corporation stockholders' equity:
Preferred Stock — no par value, 2,000,000 shares authorized, 0 shares issued and outstanding		-
Common stock - no par value, 5,000,000 shares authorized, 3,568,885 shares issued and 3,525,227 shares outstanding	13,898,494	13,898,494
Paid-in-capital	2,227,880	2,250,235
Accumulated earnings	1,855,668	2,323,326
Accumulated other comprehensive loss	(4,840,509)	(5,593,878)
Less: Treasury stock, 43,658 shares	(160,784)	(160,784)
Total CTI Industries Corporation stockholders' equity	12,980,749	12,717,393

Noncontrolling interest	(817,447)	(739,816)

Total Equity	12,163,302	11,977,577

TOTAL LIABILITIES AND EQUITY	$39,919,538	$43,913,739

See accompanying notes to condensed consolidated unaudited financial statements

CTI Industries Corporation and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016

Net Sales	$12,811,697	$14,150,504	$28,171,335	$29,355,498

Cost of Sales	9,694,288	10,313,825	21,436,477	21,596,973

Gross profit	3,117,409	3,836,679	6,734,858	7,758,525

Operating expenses:
General and administrative	1,866,615	1,904,874	3,767,871	3,662,224
Selling	1,187,904	1,192,794	1,909,294	2,184,155
Advertising and marketing	537,372	536,631	1,093,781	1,062,709
Gain on sale of assets	(22,401)	-	(91,701)	-
Other operating income	(1,416)	-	(1,416)	-

Total operating expenses	3,568,074	3,634,299	6,677,829	6,909,088

(Loss) Income from operations	(450,665)	202,380	57,029	849,437

Other (expense) income:
Interest expense	(359,782)	(357,192)	(732,646)	(715,652)
Change in fair value of warrants	4,202	(39,214)	23,808	(226,878)
Foreign currency loss	(50,428)	78,161	(80,954)	67,677

Total other expense, net	(406,008)	(318,245)	(789,792)	(874,853)

Net income before taxes	(856,673)	(115,865)	(732,763)	(25,416)

Income tax expense	(263,110)	4,865	(187,473)	11,851

Net income	(593,563)	(120,730)	(545,290)	(37,267)

Less: Net (loss) income attributable to noncontrolling interest	(67,435)	(37,800)	(77,632)	38,900

Net loss attributable to CTI Industries Corporation	$(526,128)	$(82,930)	$(467,658)	$(76,167)

Other Comprehensive Income (Loss)
Foreign currency adjustment	442,057	(536,409)	753,369	(604,011)
Comprehensive Income (Loss)	$(84,071)	$(619,339)	$285,711	$(680,178)

Basic loss per common share	$(0.15)	$(0.02)	$(0.13)	$(0.02)

Diluted loss per common share	$(0.14)	$(0.02)	$(0.12)	$(0.02)

Weighted average number of shares and equivalent shares of common stock outstanding:
Basic	3,616,693	3,363,986	3,616,693	3,363,986

Diluted	3,771,581	3,535,075	3,772,236	3,519,906

See accompanying notes to condensed consolidated unaudited financial statements

CTI Industries Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended June 30,
	2017	2016

Cash flows from operating activities:
Net (loss) income	$(545,290)	$(37,267)
Adjustment to reconcile net income to cash provided by operating activities:
Depreciation and amortization	781,042	784,399
Amortization of debt discount	95,906	82,163
Change in fair value of warrants	(23,808)	226,878
Stock based compensation	0	23,334
Amortization of deferred gain on sale/leaseback	(53,258)	0
Provision for losses on accounts receivable	4,117	8,039
Provision for losses on inventories	42,366	(48,935)
Deferred income taxes	(254,401)	(106,619)
Change in assets and liabilities:
Accounts receivable	5,311,938	1,404,314
Inventories	137,620	(1,416,051)
Prepaid expenses and other assets	(268,403)	(1,809,612)
Trade payables	(1,236,877)	654,759
Accrued liabilities	(788,625)	(150,018)

Net cash provided by (used in) operating activities	$3,202,327	$(384,616)

Cash flows from investing activities:
Proceeds from equipment sale-leaseback	0	783,134
Cash used in investment in subsidiary	0	(43,750)
Purchases of property, plant and equipment	(526,565)	(433,304)

Net cash (used in) provided by investing activities	$(526,565)	$306,080

Cash flows from financing activities:
Change in checks written in excess of bank balance	(613,774)	70,171
Net change in revolving line of credit	(1,780,835)	883,940
Proceeds from issuance of long-term debt	0	492
Repayment of long-term debt (related parties $0 and $0)	(423,627)	(557,655)
Contributions received by Variable Interest Entity	0	288,750
Redemption of Variable Interest Entity members	0	(455,000)

Net cash (used in) provided by financing activities	$(2,818,236)	$230,698

Effect of exchange rate changes on cash	35,857	(23,525)

Net decrease in cash and cash equivalents	(106,617)	128,637

Cash and cash equivalents at beginning of period	563,043	346,404

Cash and cash equivalents at end of period	$456,426	$475,041

Supplemental disclosure of cash flow information:
Cash payments for interest	627,586	608,758
Cash payments for taxes	300,000	0

Supplemental Disclosure of non-cash investing and financing activity
Property, Plant & Equipment acquisitions funded by liabilities	$8,704	$30,721
Contributed Capital to Clever Container
Stock	0	$122,500
Debt	0	$43,750
Accounts Receivable	0	$183,750

See accompanying notes to condensed consolidated unaudited financial statements

CTI Industries Corporation and Subsidiaries

Condensed Consolidated Earnings per Share (unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Basic
Average shares outstanding:
Weighted average number of common shares outstanding	3,616,693	3,363,986	3,616,693	3,363,986

Net loss:
Net loss attributable to CTI Industries Corporation	$(526,128)	$(82,930)	$(467,658)	$(76,167)

Per share amount	$(0.15)	$(0.02)	$(0.13)	$(0.02)

Diluted
Average shares outstanding:
Weighted average number of common shares outstanding	3,616,693	3,363,986	3,616,693	3,363,986

Effect of dilutive shares	154,888	171,089	155,543	155,920

Weighted average number of shares and equivalent shares of common stock outstanding	3,771,581	3,535,075	3,772,236	3,519,906

Net loss:
Net loss attributable to CTI Industries Corporation	$(526,128)	$(82,930)	$(467,658)	$(76,167)

Per share amount	$(0.14)	$(0.02)	$(0.12)	$(0.02)

See accompanying notes to condensed consolidated unaudited financial statements

CTI Industries Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 - Basis of Presentation

The accompanying condensed (a) consolidated balance sheet as of December 31, 2016, which has been derived from audited consolidated financial statements, and (b) the unaudited interim condensed consolidated financial statements have been prepared and, in the opinion of management, contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the consolidated financial position and the consolidated statements of comprehensive income and consolidated cash flows for the periods presented in conformity with generally accepted accounting principles for interim consolidated financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America. Operating results for the three months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2017. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2016.

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

As of June 30, 2017 and 2016, shares to be issued upon the exercise of options and warrants aggregated 359,817 and 288,048, respectively. The number of anti-dilutive shares (not included in the determination of earnings on a diluted basis) for the three and six months ended June 30, 2017 and 2016 were 153,350 and 0, respectively.

Significant Accounting Policies:

The Company’s significant accounting policies are summarized in Note 2 of the Company’s consolidated financial statements for the year ended December 31, 2016. There were no significant changes to these accounting policies during the three and six months ended June 30, 2017.

Reclassification:

Certain 2016 amounts have been reclassified to conform to the 2017 presentation. (See footnote regarding ASU 2015-17.)

Recent Accounting Pronouncements:

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This guidance amended the existing requirements for disclosing information about an entity’s ability to continue as a going concern, requires management to assess an entity’s ability to continue as a going concern and then to provide related disclosure in certain circumstances. This guidance is effective for annual reporting periods ending after December 2016 and for annual and interim reporting periods thereafter. See Note 2 for management’s assessment of its ability to continue as a going concern.

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

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, to eliminate the current requirements to classify deferred income tax assets and liabilities between current and noncurrent. To simplify the presentation of deferred income taxes, the amendments in this update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. For public business entities, the amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. The Company has adopted the standard and the impact to our consolidated financial statements for the period ending June 30, 2017 is a reclassification of $761,000 in deferred tax assets to noncurrent, and a reclassification of $773,000 in deferred tax assets to noncurrent for the period ending December 31, 2016.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), aimed at making leasing activities more transparent and comparable. The new standard requires substantially all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including today’s operating leases. For public business entities, the standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. When the standard becomes effective, we expect that our property, plant and equipment will increase significantly due to the addition of assets under lease and the lease liabilities will correspondingly increase. There is not expected to be a significant impact on the income statement.

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

Note 2 - Liquidity and Going Concern

The Company’s primary sources of liquidity are cash and cash equivalents as well as availability under the Credit Agreement with BMO Harris. The Company has historically used availability under this revolving credit facility to fund operations.

For the six months ended June 30, 2017, the Company generated net cash from operating activities in the amount of $3,202,237, although the Company did incur a loss for the quarter ended June 30, 2017 of $526,000 and for the six months ended June 30, 2017 of $468,000.

Assuming a continuation of the revolving credit under the Credit Agreement, the Company has forecast a profit for the second half of the year, which is expected to generate sufficient cash flow for the Company to meet its current obligations.

As of June 30, 2017, the Company had total borrowings outstanding under the Credit Agreement including $9,172,000 on the revolving credit loan and $1,664,000 on the mortgage facility. As of June 30, 2017, the Company had cash balances of $456,000.

Also, the Company owes $5 million on its outstanding subordinated loan with BMO Equity, which matures on January 17, 2018.

As of June 30, 2017, we met the debt covenants of the BMO Harris loan and the BMO Equity loan.

The obligations of the Credit Agreement (revolving credit loan and mortgage) were to mature on July 17, 2017 under the terms. By amendment to the Credit Agreement, BMO Harris has agreed to extend the maturity of these obligations to October 18, 2017. BMO Equity consented to this extension in exchange for a fee and for the right to exercise at any time its put of warrants issued under the Note and Warrant Agreement, with payment deferred to the maturity date of the BMO Equity loan.

The extension provides for the retention by the Company of a consultant to advise as to financial planning, forecasting, cost management and financing.

Management’s plans include

(1)	Acting to reduce operating expense to achieve a higher level of profitability,
(2)	Working with our consultant to reduce operating expenses, negotiate financing terms, identify financing sources,
(3)	Contacts and negotiations with our current lenders and with additional financing sources to extend our present loan facilities or to provide alternative sources for one or both of our current lenders, and
(4)	Maintaining active contact and a loan process with several potential lenders, as well as our current lenders, and receipt of non-binding proposals for our financing.

Management Assessment

Based upon our historical ability to obtain necessary financing and our current expectations, we believe that we are likely to obtain necessary financing to continue operating as a going concern. However, we do not have firm commitments at this time for alternative financing or loan extensions.

Note 3 - Stock-Based Compensation; Changes in Equity

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

The Company’s net loss for the three months ended June 30, 2017 and 2016 includes approximately $5,000 and $11,000, respectively, of compensation costs related to share based payments. The Company’s net loss for the six months ended June 30, 2017 and 2016 includes approximately $10,000 and $23,000, respectively, of compensation costs related to share based payments. As of June 30, 2017, there is $16,000 of unrecognized compensation expense related to non-vested stock option grants and stock grants. We expect approximately $5,000 of additional stock-based compensation expense to be recognized over the remainder of 2017, $7,000 to be recognized during 2018, $3,000 to be recognized during 2019 and $1,000 to be recognized during 2020.

As of June 30, 2017, the Company had three stock-based compensation plans pursuant to which stock options were, or may be, granted. The Plans provide for the award of options, which may either be incentive stock options (“ISOs”) within the meaning of Section 422A of the Internal Revenue Code of 1986, as amended (the “Code”) or non-qualified options (“NQOs”) which are not subject to special tax treatment under the Code, as well as for stock grants.

On April 10, 2009, the Board of Directors approved for adoption, and on June 5, 2009, the shareholders of the Corporation approved, a 2009 Stock Incentive Plan (“2009 Plan”). The 2009 Plan authorizes the issuance of up to 250,000 shares of stock or options to purchase stock of the

Company (including cancelled shares reissued under the plan.) As of June 30, 2017, options for 250,000 shares had been granted and options for 143,094 shares remain outstanding.

A summary of the Company’s stock option activity and related information is as follows:

	Shares under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance at December 31, 2016	143,094	$5.22	2.9	$89,494
Granted	-	-	-	-
Cancelled/Expired	-	-	-	-
Exercised	-	-	-	-
Outstanding at June 30, 2017	143,094	$5.22	1.5	$65,518

Exercisable at June 30, 2017	113,238	$5.21	1.0	$53,748

On July 17, 2012, the Company entered into a Note and Warrant Purchase Agreement with BMO Private Equity (U.S.), Inc. (“BMO Equity”) pursuant to which (i) BMO Equity advanced to the Company the sum of $5 million and (ii) the Company issued to BMO Equity a warrant to purchase up to Four Percent (4%) of the outstanding shares of common stock of the Company on a fully-diluted basis (140,048 shares of common stock of the Company) at the price of One Cent ($0.01) per share. The term of the loan provided for in this Agreement is five and a half years. Interest is payable on the outstanding balance of the loan at the rate of 11.5% per annum. As of June 30, 2017, the Company was in compliance with all of the financial covenants under the Note and Warrant Purchase Agreement.

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

A summary of the Company’s stock warrant activity and related information is as follows:

	Shares under Warrant	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance at December 31, 2016	216,723	$2.48	4.49	$817,880
Granted	-	-	-	-
Cancelled	-	-	-	-
Exercised	-	-	-	-
Outstanding at June 30, 2017	216,723	$2.48	4.00	$794,072

Exercisable at June 30, 2017	76,675	$7.00	2.08	-

A summary of the Company’s stock option activity by grant date as of June 30, 2017 is as follows:

	Options Outstanding				Options Vested
Options by Grant Date	Shares	Weighted Avg.	Remain. Life	Intrinsic Val	Shares	Weighted Avg.	Remain. Life	Intrinsic Val
Dec 2005	-	-	-	-	-	-	-	-
Dec 2010	-	-	-	-	-	-	-	-
Jan 2011	-	-	-	-	-	-	-	-
Nov 2012	90,000	$5.17	0.4	$45,900	90,000	$5.17	0.4	$45,900
Nov 2013	5,000	$5.75	1.4	$0	4,000	$5.75	1.4	$0
Dec 2015	48,094	$5.27	3.5	$19,618	19,238	$5.27	3.5	$7,848
TOTAL	143,094	$5.22	1.5	$65,518	113,238	$5.21	1.0	$53,748

The aggregate intrinsic value in the tables above represents the total pre-tax intrinsic value (the difference between the closing price of the Company’s common stock on the last trading day of the quarter ended June 30, 2017 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all the holders exercised their options on June 30, 2017.

Note 4 - Legal Proceedings

The Company is party to certain claims or actions arising in the normal course of business. The ultimate outcome of these matters is unknown but, in the opinion of management, the resolution of these matters is not expected to have a significant effect on the future financial position or results of operations of the Company.

Note 5 - Other Comprehensive Income

In the three and six months ended June 30, 2017, the Company incurred other comprehensive income of approximately $442,000 and $753,000, respectively, all from foreign currency translation adjustments.

The following table sets forth the accumulated balance of other comprehensive income and each component.

	Foreign Currency Items	Total Accumulated Other Comprehensive Income

Beginning balance as of January 1, 2017	$(5,593,878)	$(5,593,878)

Current period change, net of tax	753,369	753,369

Ending Balance as of June 30, 2017	(4,840,509)	(4,840,509)

Note 6 - Inventories, Net

	June 30, 2017	December 31, 2016
Raw materials	$3,516,267	$3,310,310
Work in process	2,508,025	1,942,600
Finished goods	13,760,317	13,889,328
Allowance for excess quantities	(837,003)	(794,227)
Total inventories	$18,947,606	$18,348,011

Note 7 - Geographic Segment Data

The Company has determined that it operates primarily in one business segment that designs, manufactures and distributes film and film related products for use in packaging, storage and novelty balloon products. The Company operates in foreign and domestic regions. Information about the Company's operations by geographic area is as follows:

	Net Sales to Outside Customers		Net Sales to Outside Customers
	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

United States	$9,478,000	$11,050,000	$21,125,000	$23,135,000
Europe	917,000	618,000	1,864,000	1,166,000
Mexico	1,956,000	1,852,000	3,979,000	3,715,000
United Kingdom	459,000	631,000	1,203,000	1,339,000

	$12,810,000	$14,151,000	$28,171,000	$29,355,000

	Total Assets at
	June 30,	December 31,
	2017	2016

United States	$27,180,000	$33,108,000
Europe	2,910,000	2,418,000
Mexico	8,817,000	7,064,000
United Kingdom	1,013,000	1,324,000

	$39,920,000	$43,914,000

Note 8 - Concentration of Credit Risk

Concentration of credit risk with respect to trade accounts receivable is generally limited due to the large number of entities comprising the Company's customer base. The Company performs ongoing credit evaluations and provides an allowance for potential credit losses against the portion of accounts receivable which is estimated to be uncollectible. Such losses have historically been within management's expectations. During the three and six months ended June 30, 2017 and 2016, there were two customers whose purchases represented more than 10% of the Company’s consolidated net sales, respectively. Sales to these customers for the three months ended June 30, 2017 and 2016 are as follows:

	Three Months Ended		Three Months Ended
	June 30, 2017		June 30, 2016
Customer	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Customer A	$3,867,000	30.2%	$3,607,000	25.5%
Customer B	$1,565,000	12.2%	$2,460,000	17.4%

	Six Months Ended		Six Months Ended
	June 30, 2017		June 30, 2016
Customer	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Customer A	$8,294,000	29.4%	$8,772,000	29.9%
Customer B	$4,174,000	14.8%	$4,800,000	16.4%

As of June 30, 2017, the total amounts owed to the Company by these customers were approximately $2,104,000 or 21.2%, and $1,606,000 or 16.2%, of the Company’s consolidated net accounts receivable, respectively. The amounts owed at June 30, 2016 by these customers were approximately $2,018,000 or 20.2%, and $2,112,000 or 21.2% of the Company’s consolidated net accounts receivable, respectively.

Note 9 - Related Party Transactions

Stephen M. Merrick, President of the Company, is of counsel to the law firm of Vanasco Genelly and Miller PC which provides legal services to the Company. Legal fees paid by the Company to this firm for the three months ended June 30, 2017 and 2016, respectively, were $38,000 and $33,000. Legal fees paid by the Company to this firm for the six months ended June 30, 2017 and 2016, respectively, were $64,000 and $71,000.

Interest payments have been made or accrued to John H. Schwan, Chief Executive Officer of the Company, for loans made to the Company. During the three months ended June 30, 2017 and 2016, these interest accruals totaled $25,000 and $23,000, respectively. During the six months ended June 30, 2017 and 2016, these interest accruals totaled $49,000 and $46,000, respectively.

John H. Schwan, Chief Executive Officer of the Company, through an investment entity, and Stephen M. Merrick, President of the Company, also through an investment entity own, in aggregate, a 50% interest in Clever Container Company L.L.C., an Illinois limited liability company (“Clever Container”). During the three months ended June 30, 2017 and 2016, Clever Container purchased various products from the Company in the amount of $250,000 and $293,000, respectively. During the six months ended June 30, 2017 and 2016, Clever Container purchased various products from the Company in the amount of $454,000 and $478,000, respectively. As of June 30, 2017 and 2016, the balance of accounts receivable from Clever Container to the Company were $831,000 and $397,000, respectively. The Company owns a 28.5% interest in Clever Container.

Note 10 - Derivative Instruments; Fair Value

The following tables represents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

	Amount as of
Description	6/30/2017	Level 1	Level 2	Level 3

Warrant Liability	$794,000	-	$794,000	-

	$794,000	-	$794,000	-

	Amount as of
Description	12/31/2016	Level 1	Level 2	Level 3

Warrant Liability	$818,000	-	$818,000	-

	$818,000		$818,000

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

Net Sales. For the three months ended June 30, 2017, net sales were $12,812,000 compared to net sales of $14,151,000 for the same period of 2016, a decrease of 9.5%. For the quarters ended June 30, 2017 and 2016, net sales by product category were as follows:

	Three Months Ended
	June 30, 2017		June 30, 2016
	$	% of	$	% of
Product Category	(000) Omitted	Net Sales	(000) Omitted	Net Sales

Foil Balloons	6,788	53%	6,350	44%

Latex Balloons	2,244	18%	2,263	16%

Vacuum Sealing Products	1,563	12%	2,444	17%

Film Products	699	5%	1,350	10%

Other Sales	1,518	12%	1,744	13%

Total	12,812	100%	14,151	100%

For the six months ended June 30, 2017, net sales were $28,171,000 compared to net sales of $29,355,000 for the same period of 2016, a decrease of 4%. For the six months ended June 30, 2017 and 2016, net sales by product category were as follows:

	Six Months Ended
	June 30, 2017		June 30, 2016
	$	% of	$	% of
Product Category	(000) Omitted	Net Sales	(000) Omitted	Net Sales

Foil Balloons	15,680	57%	14,362	49%

Latex Balloons	4,349	15%	4,308	15%

Vacuum Sealing Products	3,271	12%	4,768	16%

Film Products	1,536	5%	2,370	8%

Other Sales	3,335	11%	3,547	12%

Total	28,171	100%	29,355	100%

Foil Balloons. During the three months ended June 30, 2017, revenues from the sale of foil balloons increased by 6.9% compared to the prior year period from $6,350,000 to $6,788,000. During the six months ended June 30, 2017, revenues from the sale of foil balloons increased by 9.2% compared to the prior year period from $14,362,000 to $15,680,000. During the first half of 2017, foil balloon sales to our largest customer increased to $8,293,000 from $8,287,000 in the first half of 2016. Sales of foil balloons to other customers increased to $7,387,000 from $6,075,000 for the same period last year. These increased sales represent certain new customers but principally increases in sales to significant existing customers in each of the United States, Mexico, the United Kingdom and Europe.

Latex Balloons. During the three months ended June 30, 2017, revenues from the sale of latex balloons decreased by 0.8% compared to the prior year period from $2,263,000 to $2,244,000. During the six months ended June 30, 2017, revenues from the sale of latex balloons increased by 1% compared to the prior year period from $4,308,000 to $4,349,000.

Vacuum Sealing Products. During the three months ended June 30, 2017, revenues from the sale of pouches and vacuum sealing machines decreased by 36.1% compared to the prior year from $2,444,000 to $1,563,000. During the six months ended June 30, 2017, revenues from the sale of pouches and vacuum sealing machines decreased by 31.4% compared to the prior year from $4,768,000 to $3,271,000. We believe that sales were affected during both the first and second quarters by the selloff of excess inventory of vacuum sealing machines held by a principal customer due to a sales promotion the customer implemented during the fourth quarter of 2016 for which a large quantity of machines were purchased. We believe such excess inventory has now been sold and anticipate increased orders for machines during the third and fourth quarters this year.

Films. During the three months ended June 30, 2017, revenues from the sale of laminated film products decreased by 48.2% compared to the prior year period from $1,350,000 to $699,000. During the six months ended June 30, 2017, revenues from the sale of laminated film products decreased by 35.2% compared to the prior year period from $2,370,000 to $1,536,000. Virtually all of the sales of this product line were to a single long-term customer. This customer has reduced the volume of film product purchased from our Company this year to date but we continue to maintain a long-term relationship with the customer.

Other Revenues. During the three months ended June 30, 2017, revenues from the sale of various other products decreased by 13% to $1,518,000 compared to revenues from other products in the same period in 2016 of $1,744,000. During the six months ended June 30, 2017, revenues from the sale of various other products decreased by 6% to $3,335,000 compared to revenues from other products in the same period in 2016 of $3,547,000. The revenues from the sale of other products during 2017 include (i) sales of a line of “Candy Blossoms” and “Candy Loons” consisting of candy and small inflated balloons sold in small containers, (ii) the sale of accessories and supply items related to balloon products, (iii) sales by Clever Container Company, L.L.C. which engages in the direct sale of container and organizing products through a network of independent distributors and (iv) sales of party goods in Mexico by Flexo Universal.

Sales to a limited number of customers continue to represent a large percentage of our net sales.

The table below illustrates the impact on sales of our top three and ten customers for the three and six months ended June 30, 2017 and 2016.

	Three Months Ended June 30,		Six Months Ended June 30,
	% of Sales		% of Sales
	2017	2016	2017	2016

Top 3 Customers	47.7%	52.3%	49.5%	54.1%

Top 10 Customers	65.3%	69.6%	65.8%	68.5%

During the three and six months ended June 30, 2017, there were two customers whose purchases represented more than 10% of the Company’s consolidated net sales. Sales to these customers for the three months ended June 30, 2017 were $3,867,000 or 30.2%, and $1,565,000 or 12.2%, of consolidated net sales, respectively. Sales to these customers for the three months ended June 30, 2016 were $3,607,000 or 25.5%, and $2,460,000 or 17.4%, of consolidated net sales, respectively. Sales to these customers for the six months ended June 30, 2017 were $8,294,000 or 29.4%, and $4,174,000 or 14.8%, of consolidated net sales, respectively. Sales to these customers for the six months ended June 30, 2016 were $8,772,000 or 29.9%, and $4,800,000 or 16.4%, of consolidated net sales, respectively. The amounts owed at June 30, 2017 by these customers were $2,104,000 or 21.2%, and $1,606,000 or 16.2%, of the Company’s consolidated net accounts receivable, respectively. As of June 30, 2016, the total amounts owed to the Company by these customers were $2,018,000 or 20.2%, and $2,112,000 or 21.2% of the Company’s consolidated net accounts receivable, respectively.

Cost of Sales. During the three months ended June 30, 2017, the cost of sales represented 75.7% of net sales compared to 72.9% for the three months ended June 30, 2016. During the six months ended June 30, 2017, the cost of sales represented 76.1% of net sales compared to 73.6% for the six months ended June 30, 2016. The increase in cost of sales was the result of changes in the mix of products sold. We did not experience significant changes in the cost of raw materials or direct labor during the period.

General and Administrative. During the three months ended June 30, 2017, general and administrative expenses were $1,867,000 or 14.6% of net sales, compared to $1,905,000 or 13.5% of net sales for the same period in 2016. During the six months ended June 30, 2017, general and administrative expenses were $3,768,000 or 13.4% of net sales, compared to $3,662,000 or 12.5% of net sales for the same period in 2016. We have undertaken a program to reduce administrative and selling costs for the balance of the year and beyond in order to establish better profitability. We are expecting to reduce administration, selling and marketing expenses by an annual rate of at least $1.5 million.

Selling. During the three months ended June 30, 2017, selling expenses were $1,188,000 or 9.3% of net sales, compared to $1,193,000 or 8.4% of net sales for the same period in 2016. During the six months ended June 30, 2017, selling expenses were $1,909,000 or 6.8% of net sales, compared to $2,184,000 or 7.4% of net sales for the same period in 2016.

Advertising and Marketing. During the three months ended June 30, 2017, advertising and marketing expenses were $537,000 or 4.2% of net sales for the period, compared to $537,000 or 3.8% of net sales for the same period of 2016. During the six months ended June 30, 2017, advertising and marketing expenses were $1,094,000 or 3.9% of net sales for the period, compared to $1,063,000 or 3.6% of net sales for the same period of 2016.

Other Income (Expense). During the three months ended June 30, 2017, the Company incurred interest expense of $360,000, compared to interest expense during the same period of 2016 in the amount of $357,000. During the six months ended June 30, 2017, the Company incurred interest expense of $733,000, compared to interest expense during the same period of 2016 in the amount of $716,000. In addition to interest expense, there is a variable charge relating to the change in value of our outstanding warrants issued in connection with our mezzanine loan by reason of change in market price of our common stock. The amount of that change was ($4,000) in the second quarter of 2017, compared to $39,000 in the second quarter of 2016.

For the three months ended June 30, 2017, the Company had a foreign currency transaction loss of $50,000 compared to a foreign currency transaction gain of $78,000 during the same period of 2016. For the six months ended June 30, 2017, the Company had a foreign currency transaction loss of $81,000 compared to a foreign currency transaction gain of $68,000 during the same period of 2016.

Income Taxes. For the three months ended June 30, 2017, the Company reported a consolidated income tax benefit of $263,000, compared to a consolidated income tax expense of $5,000 for the same period of 2016. For the six months ended June 30, 2017, the Company reported a consolidated income tax benefit of $187,000, compared to a consolidated income tax expense of $12,000 for the same period of 2016. For the six months ended June 30, 2017, this income tax expense was composed of an income tax benefit in the United States, income tax expense in Mexico of Flexo Universal, our Mexican subsidiary, an income tax benefit in the United Kingdom of CTI Balloons Limited, our United Kingdom subsidiary and income tax expense in Europe of CTI Europe gmbH, our Germany subsidiary.

Net Income. For the three months ended June 30, 2017, the Company had net loss of ($526,000) or ($0.15) per share (basic) and ($0.14) per share (diluted,) compared to net loss of ($83,000) for the same period of 2016 or ($0.02) per share (basic and diluted.) For the six months ended June 30, 2017, the Company had net loss of ($468,000) or ($0.13) per share (basic) and ($0.12) per share (diluted,) compared to net loss of ($76,000) for the same period of 2016 or ($0.02) per share (basic and diluted.) For the six months ended June 30, 2017, the Company had income from operations of $57,000 compared to income from operations during the same period in 2016 of $849,000.

Financial Condition, Liquidity and Capital Resources

Cash Flow Items.

Operating Activities. During the six months ended June 30, 2017, net cash provided by operations was $3,202,000, compared to net cash used in operations during the six months ended June 30, 2016 of $385,000.

Significant changes in working capital items during the six months ended June 30, 2017 included:

•	A decrease in accounts receivable of $5,312,000 compared to a decrease in accounts receivable of $1,404,000 in the same period of 2016.
•	A decrease in inventory of $138,000 compared to an increase in inventory of $1,416,000 in 2016.
•	A decrease in trade payables of $1,237,000 compared to an increase in trade payables of $655,000 in 2016.
•	A decrease in accrued liabilities of $789,000 compared to a decrease in accrued liabilities of $150,000 in 2016.

Investing Activity. During the six months ended June 30, 2017, cash used in investing activity was $527,000, compared to cash provided by investing activity for the same period of 2016 in the amount of $306,000. Investing activity consisted principally of investment in equipment and equipment maintenance.

Financing Activities. During the six months ended June 30, 2017, cash used in financing activities was $2,818,000 compared to cash provided by financing activities for the same period of 2016 in the amount of $231,000. Financing activity consisted principally of reduction in the balances of revolving and long term debt.

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

The Credit Agreement, as amended, provides that the outstanding balance of all loans under the agreement will bear interest with reference to a base rate or, at the option of the Company, with reference to an adjusted LIBOR. At June 30, 2017, the effective rate on the outstanding loan balances was 4.5%.

As of June 30, 2017, the outstanding balances on the loans with BMO Harris were: (i) revolving line of credit, $9,172,000, (ii) mortgage loan, $1,664,000, and (iii) equipment loan, $0.

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

On July 17, 2012, the Company entered into a Note and Warrant Purchase Agreement with BMO Equity pursuant to which (i) BMO Equity advanced to the Company the sum of $5 million and (ii) the Company issued to BMO Equity a warrant to purchase up to Four Percent (4%) of the outstanding shares of common stock of the Company on a fully-diluted basis (140,048 shares of common stock of the Company) at the price of One Cent ($0.01) per share. Interest is payable on the outstanding balance of the loan at the rate of 11.5% per annum. The loan matures on January 17, 2018.

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

At June 30, 2017, the Company had cash balances of $456,000 compared to cash balances of $475,000 for the same period of 2016, and there was ($109,000) available to advance on the Company’s revolving line of credit.

Also at June 30, 2017, the Company had a working capital balance of $6,239,000 compared to a working capital balance of $11,080,000 on December 31, 2016.

Further, as of June 30, 2017, the Company was in compliance with all of the financial covenants under the Credit Agreement and the Note and Warrant Purchase Agreement.

The Credit Agreement with BMO Harris, and all loans under that agreement, including the revolving loan and the mortgage loan matured on July 17, 2017. Pursuant to an amendment to the Credit Agreement, the maturity of these loans was extended to October 18, 2017. In consideration of its consent to this extension, BMO Equity became entitled to exercise the put of its warrants to the Company.

Further, the loan of $5 million in principal amount to the Company from BMO Equity matures on January 17, 2018.

We are actively engaged in negotiating and efforts to address the maturities of our loans with BMO Harris and BMO Equity. Those actions include:

(1)	Actions to reduce our operating expenses in an effort to achieve a higher level of profitability,

(2)	Engagement of a consultant to advise in our efforts to reduce operating expenses, negotiate financing terms, identify financing sources and improve operating performance,

(3)	Contacts and negotiations with our current lenders and with additional sources of loans and capital to extend our present loan facilities or to provide alternative sources for one or both of our current lenders, and

(4)	We have received non-binding proposals from two potential financing sources to provide the needed re-financing we require and have engaged in a diligence process with several potential lenders. However, we have not received a firm commitment for financing.

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

Critical Accounting Policies

Please see pages 25-28 of our Annual Report on Form 10-K for the year ended December 31, 2016 for a description of policies that are critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. No material changes to such information have occurred during the three months ended June 30, 2017.

Item 3.	Quantitative and Qualitative Disclosures Regarding Market Risk

Not applicable.

Item 4.	Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2017, the end of the period covered by this report. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2017, to ensure that the information required to be disclosed by us in the reports that we file or submit under Security Exchange Act of 1934, as amended, (a) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) is accumulated and communicated to our management, including officers, as appropriate, to allow for timely decisions regarding required disclosure. There were no material changes in our internal control over financial reporting during the three months ended June 30, 2017 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 6.	Exhibits

The following are being filed as exhibits to this report:

Exhibit Number	Description

3.1	Restated Articles of Incorporation (Incorporated by reference to Exhibit A to Registrant’s Schedule 14A Definitive Proxy Statement filed April 29, 2015).
3.2	Amended and Restated By-Laws of CTI Industries Corporation (Incorporated by reference to Exhibit 3.2, contained in Registrant’s Form 8-K filed on March 17, 2017).
10.1	Amendment No. 10 to Credit Agreement between BMO Harris Bank, N.A., BMO Private Equity (U.S.) Inc. and the Company dated July 28, 2017.
10.2	Consent and Acknowledgment among BMO Harris Bank, N.A. and the Company dated July 28, 2017.
10.3	Amendment No. 5 to Note and Warrant Purchase Agreement between BMO Private Equity (U.S.), Inc. and the Company dated July 28, 2017.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101

Interactive Data Files, including the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2017		CTI INDUSTRIES CORPORATION

	By:	/s/ John H. Schwan
John H. Schwan
Chief Executive Officer

	By:	/s/ Stephen M. Merrick
Stephen M. Merrick
President

	By:	/s/ Timothy S. Patterson
Timothy S. Patterson
Chief Financial Officer
Senior Vice President Finance

Exhibit Index

Exhibit Number	Description
3.1	Restated Articles of Incorporation (Incorporated by reference to Exhibit A to Registrant’s Schedule 14A Definitive Proxy Statement filed April 29, 2015.)
3.2	Amended and Restated By-Laws of CTI Industries Corporation (Incorporated by reference to Exhibit 3.2, contained in Registrant’s Form 8-K filed on March 17, 2017)
10.1	Amendment No. 10 to Credit Agreement between BMO Harris Bank, N.A., BMO Private Equity (U.S.) Inc. and the Company dated July 28, 2017.
10.2	Consent and Acknowledgment among BMO Harris Bank, N.A. and the Company dated July 28, 2017.
10.3	Amendment No. 5 to Note and Warrant Purchase Agreement between BMO Private Equity (U.S.), Inc. and the Company dated July 28, 2017.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101	Interactive Data Files, including the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements.

