Form 10-Q
period 2017-09-30
CTI INDUSTRIES CORP
filed 2017-11-14
CIK 1042187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of the Registrant’s common stock as of November 1, 2017 was 3,525,227.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

CTI Industries Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

	September 30, 2017	December 31, 2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents (VIE $3,000 and $51,000, respectively)	$324,712	$563,043
Accounts receivable, (less allowance for doubtful accounts of $127,000 and $137,000, respectively) (VIE $29,000 and $6,000, respectively)	9,481,084	14,838,978
Inventories, net (VIE $611,000 and $719,000, respectively)	19,348,108	18,348,011
Prepaid expenses (VIE $39,000 and $18,000, respectively)	665,437	678,689
Other current assets (VIE $200 and $0, respectively)	675,821	530,669

Total current assets	30,495,162	34,959,390

Property, plant and equipment:
Machinery and equipment (VIE $0 and $0, respectively)	26,892,832	26,348,443
Building	3,387,323	3,379,636
Office furniture and equipment (VIE $260,000 and $154,000, respectively)	3,277,226	3,597,158
Intellectual property	752,044	482,088
Land	250,000	250,000
Leasehold improvements	415,549	395,603
Fixtures and equipment at customer locations	3,302,868	3,302,868
Projects under construction	102,477	493,859
	38,380,319	38,249,655
Less : accumulated depreciation and amortization (VIE $35,000 and $29,000, respectively)	(33,416,436)	(32,938,267)

Total property, plant and equipment, net	4,963,883	5,311,388

Other assets:
Goodwill (VIE $440,000 and $440,000, respectively)	1,473,176	1,473,176
Net deferred income tax asset	2,023,781	1,696,690
Other assets (due from related party $50,000 and $47,000, respectively)	408,428	473,095

Total other assets	3,905,385	3,642,961

TOTAL ASSETS	$39,364,430	$43,913,739

LIABILITIES AND EQUITY
Current liabilities:
Checks written in excess of bank balance	$518,076	$1,688,675
Trade payables (VIE $156,000 and $92,000, respectively)	6,101,567	5,861,932
Line of credit (VIE $356,000 and $408,000, respectively)	8,567,174	11,263,531
Notes payable - current portion (net discount of $0 and $113,000, respectively) (VIE $0 and $0, respectively)	7,445,091	1,709,220
Notes payable officers - current portion	-	180,000
Notes payable affiliates - current portion	10,109	8,141
Capital Lease - current portion	14,283	40,660
Accrued liabilities (VIE $147,000 and $140,000, respectively)	2,934,652	3,127,425

Total current liabilities	25,590,952	23,879,584

Long-term liabilities:
Notes payable - affiliates	213,669	218,858
Notes payable, net of current portion (net discount of $0 and $0, respectively) (VIE $196,000 and $301,000, respectively)	195,722	5,301,491
Notes payable - officers, subordinated	1,490,332	1,416,138
Capital Lease	-	4,690
Deferred gain (non current)	251,372	297,521

Total long-term debt, net of current portion	2,151,095	7,238,698

Warrants Payable	-	817,880

Total long-term liabilities	2,151,095	8,056,578

Equity:
CTI Industries Corporation stockholders' equity:
Preferred Stock -- no par value, 3,000,000 shares authorized, 0 shares issued and outstanding		-
Common stock - no par value, 15,000,000 shares authorized, 3,568,885 shares issued and 3,525,227 shares outstanding	13,898,494	13,898,494
Paid-in-capital	2,230,145	2,250,235
Accumulated earnings	1,580,967	2,323,326
Accumulated other comprehensive loss	(5,100,978)	(5,593,878)
Less: Treasury stock, 43,658 shares	(160,784)	(160,784)

Total CTI Industries Corporation stockholders' equity	12,447,844	12,717,393

Non controlling interest	(825,461)	(739,816)

Total Equity	11,622,383	11,977,577

TOTAL LIABILITIES AND EQUITY	$39,364,430	$43,913,739

See accompanying notes to condensed consolidated unaudited financial statements

CTI Industries Corporation and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016

Net Sales	$13,225,954	$13,476,157	$41,397,288	$42,831,655

Cost of Sales	10,039,044	10,064,066	31,475,520	31,661,039

Gross profit	3,186,910	3,412,091	9,921,768	11,170,616

Operating expenses:
General and administrative	1,923,315	1,808,299	5,691,186	5,470,523
Selling	861,856	977,928	2,771,150	3,162,083
Advertising and marketing	454,927	581,143	1,548,709	1,643,852
Gain on sale of assets	(27,426)	(27,700)	(119,127)	(27,700)
Other operating income	-	-	(1,416)	-

Total operating expenses	3,212,672	3,339,670	9,890,502	10,248,758

(Loss) Income from operations	(25,762)	72,421	31,266	921,858

Other (expense) income:
Interest expense	(367,391)	(358,643)	(1,100,038)	(1,074,295)
Change in fair value of warrants	(3,809)	47,617	19,999	(179,261)
Foreign currency loss	(11,430)	9,663	(92,382)	77,341

Total other expense, net	(382,630)	(301,363)	(1,172,421)	(1,176,215)

Net (loss) before taxes	(408,392)	(228,942)	(1,141,155)	(254,357)

Income tax expense	(125,678)	(28,655)	(313,151)	(16,804)

Net (loss)	(282,714)	(200,287)	(828,004)	(237,553)

Less: Net (loss) income attributable to noncontrolling interest	(8,014)	(19,812)	(85,645)	19,089

Net loss attributable to CTI Industries Corporation	$(274,700)	$(180,475)	$(742,359)	$(256,642)

Other Comprehensive Income (Loss)
Foreign currency adjustment	(260,469)	(236,133)	492,900	(840,144)
Comprehensive Income (Loss)	$(535,169)	$(416,608)	$(249,459)	$(1,096,786)

Basic loss per common share	$(0.08)	$(0.05)	$(0.20)	$(0.07)

Diluted loss per common share	$(0.08)	$(0.05)	$(0.20)	$(0.07)

Weighted average number of shares and equivalent shares of common stock outstanding:
Basic	3,641,439	3,541,582	3,641,439	3,541,582

Diluted	3,641,439	3,714,239	3,789,081	3,703,732

See accompanying notes to condensed consolidated unaudited financial statements

CTI Industries Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended September 30,
	2017	2016

Cash flows from operating activities:
Net (loss) income	$(828,004)	$(237,553)
Adjustment to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,163,736	1,153,688
Amortization of debt discount	112,622	125,689
Change in fair value of warrants	(19,999)	179,261
Stock based compensation	-	28,719
Amortization of deferred gain on sale/leaseback	(84,759)	-27700
Provision for losses on accounts receivable	(20,882)	28,685
Provision for losses on inventories	94,518	(31,259)
Deferred income taxes	(409,621)	(170,653)
Change in assets and liabilities:
Accounts receivable	5,864,010	807,687
Inventories	(324,813)	(5,597,774)
Prepaid expenses and other assets	16,362	(77,839)
Trade payables	(60,770)	3,461,400
Accrued liabilities	(272,183)	102,981

Net cash provided by (used in) operating activities	$5,230,217	$(254,668)

Cash flows from investing activities:
Proceeds from equipment sale-leaseback	-	783,134
Cash used in investment in subsidiary	-	(87,500)
Purchases of property, plant and equipment	(735,567)	(555,961)

Net cash (used in) provided by investing activities	$(735,567)	$139,673

Cash flows from financing activities:
Change in checks written in excess of bank balance	(1,170,599)	31,560
Net change in revolving line of credit	(2,758,809)	(590,594)
Proceeds from issuance of long-term debt	-	1,180,000
Repayment of long-term debt (related parties $0 and $0)	(466,638)	(652,903)
Proceeds from issuance of stock	-	638,324
Cash paid for deferred financing fees	(20,298)	-
Contributions received by Variable Interest Entity	-	288,750
Redemption of Variable Interest Entity members	-	(455,000)

Net cash (used in) provided by financing activities	$(4,416,344)	$440,137

Effect of exchange rate changes on cash	(316,637)	(47,666)

Net decrease in cash and cash equivalents	(238,331)	277,476

Cash and cash equivalents at beginning of period	563,043	346,404

Cash and cash equivalents at end of period	$324,712	$623,880

Supplemental disclosure of cash flow information:
Cash payments for interest	934,057	910,414
Cash payments for taxes	300,000	-

Supplemental Disclosure of non-cash investing and financing activity
Exchange of Note Payable for Warrants	$797,881	$-
Property, Plant & Equipment acquisitions funded by liabilities	$19,580	$35,012
Contributed Capital to Clever Container
Stock	-	$122,500
Debt	-	$43,750
Accounts Receivable	-	$183,750

See accompanying notes to condensed consolidated unaudited financial statements

CTI Industries Corporation and Subsidiaries

Condensed Consolidated Earnings per Share (unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Basic
Average shares outstanding:
Weighted average number of common shares outstanding	3,641,439	3,541,582	3,641,439	3,541,582

Net loss:
Net loss attributable to CTI Industries Corporation	$(274,700)	$(180,475)	$(742,359)	$(256,642)

Per share amount	$(0.08)	$(0.05)	$(0.20)	$(0.07)

Diluted
Average shares outstanding:
Weighted average number of common shares outstanding	3,641,439	3,541,582	3,641,439	3,541,582

Effect of dilutive shares	-	172,657	147,642	162,150

Weighted average number of shares and equivalent shares of common stock outstanding	3,641,439	3,714,239	3,789,081	3,703,732

Net loss:
Net loss attributable to CTI Industries Corporation	$(274,700)	$(180,475)	$(742,359)	$(256,642)

Per share amount	$(0.08)	$(0.05)	$(0.20)	$(0.07)

See accompanying notes to condensed consolidated unaudited financial statements

CTI Industries Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 - Basis of Presentation

The accompanying condensed (a) consolidated balance sheet as of December 31, 2016, which has been derived from audited consolidated financial statements, and (b) the unaudited interim condensed consolidated financial statements have been prepared and, in the opinion of management, contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the consolidated financial position and the consolidated statements of comprehensive income and consolidated cash flows for the periods presented in conformity with generally accepted accounting principles for interim consolidated financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America. Operating results for the three months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2017. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2016.

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

As of September 30, 2017 and 2016, shares to be issued upon the exercise of options and warrants aggregated 205,144 and 288,048, respectively. The number of anti-dilutive shares (not included in the determination of earnings on a diluted basis) for the three months ended September 30, 2017 and 2016 were 281,819 and 0, respectively. The number of anti-dilutive shares (not included in the determination of earnings on a diluted basis) for the nine months ended September 30, 2017 and 2016 were 178,350 and 0, respectively.

Significant Accounting Policies:

The Company’s significant accounting policies are summarized in Note 2 of the Company’s consolidated financial statements for the year ended December 31, 2016. There were no significant changes to these accounting policies during the three and nine months ended September 30, 2017.

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

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, to eliminate the current requirements to classify deferred income tax assets and liabilities between current and noncurrent. To simplify the presentation of deferred income taxes, the amendments in this update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. For public business entities, the amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. The Company has adopted the standard and the impact to our consolidated financial statements for the period ending September 30, 2017 is a reclassification of $779,000 in deferred tax assets to noncurrent, and a reclassification of $773,000 in deferred tax assets to noncurrent for the period ending December 31, 2016.

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

Note 2 – Liquidity and Going Concern

The Company’s primary sources of liquidity are cash and cash equivalents as well as availability under the Credit Agreement with BMO Harris. The Company has historically used availability under this revolving credit facility to fund operations.

For the nine months ended September 30, 2017, the Company generated net cash from operating activities in the amount of $5,230,000, although the Company did incur a loss for the quarter ended September 30, 2017 of $275,000 and for the nine months ended September 30, 2017 of $742,000.

Assuming a continuation of the revolving credit under the Credit Agreement, the Company has forecast a profit for the fourth quarter of the year, which is expected to generate sufficient cash flow for the Company to meet its current obligations.

As of September 30, 2017, the Company was in compliance with all of the financial covenants under the Credit Agreement with Harris Bank and the Note and Warrant Purchase Agreement with BMO Private Equity (U.S.), Inc. (“BMO Private Equity”).

As of September 30, 2017, the Company had total borrowings outstanding under the Credit Agreement with BMO Harris of $9,852,000, including $8,211,000 on the revolving credit loan and $1,641,000 on the mortgage facility. In addition, the balance of the indebtedness of the Company to BMO Private Equity as of September 30, 2017 was approximately $5,965,000.

The obligations of the Credit Agreement to BMO Harris were to mature on July 17, 2017. The obligations of the Note and Warrant Purchase Agreement among the Company and BMO Equity are to mature on January 18, 2018.

By Amendment to the Credit Agreement dated July 18, 2017, BMO Harris agreed to extend the maturity date of the agreement to October 18, 2017. BMO Equity consented to this extension in exchange for a fee and for the right to exercise at any time its put of warrants issued to it under the Note and Warrant Purchase Agreement. The extension provides retention by the Company of a consultant to advise as to planning, forecasting, cost management and financing.

On August 17, 2017, BMO Equity exercised its put on the warrants and the Company issued to BMO Equity a Warrant Conversion Note in the amount of $797,881 for the purchase of the warrants. The principal balance of the Warrant Conversion Note, plus accrued and unpaid interest thereon, is payable on January 18, 2018. The principal balance of the Warrant Conversion Note accrues interest at the rate of 11.5% per annum compounded daily.

On October 17, 2017, the Company and BMO Harris entered into Amendment No. 11 to the Credit Agreement in which (i) the Company acknowledged its indebtedness to the Bank for a Mortgage Loan balance in the amount of $1,664,456 and for a balance of $8,211,467 with respect to the Revolving Loans, (ii) the maturity date on the Mortgage Loan and the Revolving Credit were extended to November 30, 2017, and (iii) the Bank provided a temporary over advance line of $1,000,000 for the period from October 17, 2017 through November 30, 2017. Amendment No. 11 included certain additional covenants including that, on or before October 20, 2017, the Company would deliver to the Bank an executed letter of intent from a third-party financial institution providing for refinancing and payment of the Company’s debt obligations to the Bank. Also, on October 17, 2017, the Registrant entered into Amendment No. 6 to the Note and Warrant Agreement among Registrant and BMO Private Equity (U.S.) Inc. (BMO Private Equity). In the Amendment, (i) the Company acknowledged its indebtedness to BMO Private Equity for a subordinated note in the principal amount of $5,000,000 and, for a note issued in connection with the conversion by BMO Private Equity of warrants, in the amount of $815,139, (ii) BMO Private Equity agreed to defer payment of interest due on October 2, 2017 in the amount of $150,139 to December 1, 2017. Amendment No. 6 includes covenants similar to that of Amendment No. 11 with the Bank.

On October 19, 2017, the Company delivered to the Bank and to BMO Equity an executed non-binding Preliminary Memorandum of Terms and Conditions (“Preliminary Term Sheet”) from a financing institution providing for an aggregate of up to $24,000,000 in senior secured financing to (i) refinance existing senior bank and mezzanine debt, (ii) fund certain capital expenditures and (iii) provide for ongoing working capital needs of Registrant. The Preliminary Term Sheet is non-binding and is subject to diligence and to the execution of a definitive agreement.

Management’s Plans.

Management is engaged in efforts to obtain re-financing of its obligations to BMO Harris and BMO Private Equity, is in accordance with the Preliminary Term Sheet and is engaged in a diligence and loan documentation process. While no assurance can be given that the re-financing will be completed, management has a reasonable expectation that both the re-financing will be completed and that the Company will continue as a going concern.

Management is also engaged in efforts to implement cost and operational improvements and to fulfill strong order flow in order to achieve profitable operations for the fourth quarter.

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

The Company’s net loss for the three months ended September 30, 2017 and 2016 includes approximately $2,000 and $5,000, respectively, of compensation costs related to share based payments. The Company’s net loss for the nine months ended September 30, 2017 and 2016 includes approximately $12,000 and $29,000, respectively, of compensation costs related to share based payments. As of September 30, 2017, there is $13,000 of unrecognized compensation expense related to non-vested stock option grants and stock grants. We expect approximately $2,000 of additional stock-based compensation expense to be recognized over the remainder of 2017, $7,000 to be recognized during 2018, $3,000 to be recognized during 2019 and $1,000 to be recognized during 2020.

As of September 30, 2017, the Company had three stock-based compensation plans pursuant to which stock options were, or may be, granted. The Plans provide for the award of options, which may either be incentive stock options (“ISOs”) within the meaning of Section 422A of the Internal Revenue Code of 1986, as amended (the “Code”) or non-qualified options (“NQOs”) which are not subject to special tax treatment under the Code, as well as for stock grants.

On April 10, 2009, the Board of Directors approved for adoption, and on June 5, 2009, the shareholders of the Corporation approved, a 2009 Stock Incentive Plan (“2009 Plan”). The 2009 Plan authorizes the issuance of up to 250,000 shares of stock or options to purchase stock of the

Company (including cancelled shares reissued under the plan.) As of September 30, 2017, options for 250,000 shares had been granted and options for 143,094 shares remain outstanding.

A summary of the Company’s stock option activity and related information is as follows:

	Shares under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance at December 31, 2016	143,094	$5.22	2.9	$89,494
Granted	-	-	-	-
Cancelled/Expired	14,625	5.14	-	-
Exercised	-	-	-	-
Outstanding at September 30, 2017	128,469	$5.23	1.3	$0

Exercisable at September 30, 2017	100,788	$5.21	0.8	$0

On July 17, 2012, the Company entered into a Note and Warrant Purchase Agreement with BMO Private Equity (U.S.), Inc. (“BMO Equity”) pursuant to which (i) BMO Equity advanced to the Company the sum of $5 million and (ii) the Company issued to BMO Equity a warrant to purchase up to Four Percent (4%) of the outstanding shares of common stock of the Company on a fully-diluted basis (140,048 shares of common stock of the Company) at the price of One Cent ($0.01) per share. The term of the loan provided for in this Agreement is five and a half years. Interest is payable on the outstanding balance of the loan at the rate of 11.5% per annum. As of September 30, 2017, the Company was in compliance with all of the financial covenants under the Note and Warrant Purchase Agreement.

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

A summary of the Company’s stock warrant activity and related information is as follows:

	Shares under Warrant	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance at December 31, 2016	216,723	$2.48	4.49	$817,880
Granted	-	-	-	-
Cancelled	-	-	-	-
Exercised	140,048	0.01	-	$642,820
Outstanding at September 30, 2017	76,675	$7.00	1.8	$-

Exercisable at September 30, 2017	76,675	$7.00	1.8	$-

A summary of the Company’s stock option activity by grant date as of September 30, 2017 is as follows:

	Options Outstanding				Options Vested
Options by Grant Date	Shares	Weighted Avg.	Remain. Life	Intrinsic Val	Shares	Weighted Avg.	Remain. Life	Intrinsic Val
Dec 2005	-	-	-	-	-	-	-	-
Dec 2010	-	-	-	-	-	-	-	-
Jan 2011	-	-	-	-	-	-	-	-
Nov 2012	79,000	$5.17	0.2	$0	79,000	$5.17	0.2	$0
Nov 2013	5,000	$5.75	1.1	$0	4,000	$5.75	1.1	$0
Dec 2015	44,469	$5.29	3.3	$0	17,788	$5.27	3.3	$0
TOTAL	128,469	$5.23	1.3	$0	100,788	$5.21	0.8	$0

The aggregate intrinsic value in the tables above represents the total pre-tax intrinsic value (the difference between the closing price of the Company’s common stock on the last trading day of the quarter ended September 30, 2017 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all the holders exercised their options on September 30, 2017.

Note 4 - Legal Proceedings

The Company is party to certain claims or actions arising in the normal course of business. The ultimate outcome of these matters is unknown but, in the opinion of management, the resolution of these matters is not expected to have a significant effect on the future financial position or results of operations of the Company.

Note 5 - Other Comprehensive Income

In the three and nine months ended September 30, 2017, the Company incurred other comprehensive loss and income of approximately ($260,000) and $493,000, respectively, all from foreign currency translation adjustments.

The following table sets forth the accumulated balance of other comprehensive income and each component.

	Foreign Currency Items	Total Accumulated Other Comprehensive Income

Beginning balance as of January 1, 2017	$(5,593,878)	$(5,593,878)

Current period change, net of tax	492,900	492,900

Ending Balance as of September 30, 2017	(5,100,978)	(5,100,978)

Note 6 - Inventories, Net

	September 30, 2017	December 31, 2016
Raw materials	$3,485,026	$3,310,310
Work in process	2,873,071	1,942,600
Finished goods	13,881,057	13,889,328
Allowance for excess quantities	(891,046)	(794,227)
Total inventories	$19,348,108	$18,348,011

Note 7 - Geographic Segment Data

The Company has determined that it operates primarily in one business segment that designs, manufactures and distributes film and film related products for use in packaging, storage and novelty balloon products. The Company operates in foreign and domestic regions. Information about the Company's operations by geographic area is as follows:

	Net Sales to Outside Customers		Net Sales to Outside Customers
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

United States	$9,039,000	$10,392,000	$30,165,000	$33,527,000
Europe	1,261,000	761,000	3,125,000	1,927,000
Mexico	2,627,000	1,723,000	6,605,000	5,438,000
United Kingdom	299,000	600,000	1,502,000	1,940,000

	$13,226,000	$13,476,000	$41,397,000	$42,832,000

	Total Assets at
	September 30,	December 31,
	2017	2016

United States	$27,689,000	$33,108,000
Europe	3,176,000	2,418,000
Mexico	9,020,000	7,064,000
United Kingdom	847,000	1,324,000

	$40,732,000	$43,914,000

Note 8 - Concentration of Credit Risk

Concentration of credit risk with respect to trade accounts receivable is generally limited due to the large number of entities comprising the Company's customer base. The Company performs ongoing credit evaluations and provides an allowance for potential credit losses against the portion of accounts receivable which is estimated to be uncollectible. Such losses have historically been within management's expectations. During the three and nine months ended September 30, 2017 and 2016, there were two customers whose purchases represented more than 10% of the Company’s consolidated net sales, respectively. Sales to these customers for the three months ended September 30, 2017 and 2016 are as follows:

	Three Months Ended		Three Months Ended
	September 30, 2017		September 30, 2016
Customer	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Customer A	$3,195,000	24.2%	$3,088,000	22.9%
Customer B	$2,283,000	17.3%	$3,070,000	22.8%

	Nine Months Ended		Nine Months Ended
	September 30, 2017		September 30, 2016
Customer	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Customer A	$11,489,000	27.8%	$11,859,000	27.7%
Customer B	$6,457,000	15.6%	$7,870,000	18.4%

As of September 30, 2017, the total amounts owed to the Company by these customers were approximately $1,491,000 or 19.6%, and $1,631,000 or 21.5%, of the Company’s consolidated net accounts receivable, respectively. The amounts owed at September 30, 2016 by these customers were approximately $1,411,000 or 13.9%, and $2,653,000 or 26.1% of the Company’s consolidated net accounts receivable, respectively.

Note 9 - Related Party Transactions

Stephen M. Merrick, President of the Company, is of counsel to the law firm of Vanasco Genelly and Miller PC which provides legal services to the Company. Legal fees paid by the Company to this firm for the three months ended September 30, 2017 and 2016, respectively, were $29,000 and $57,000. Legal fees paid by the Company to this firm for the nine months ended September 30, 2017 and 2016, respectively, were $93,000 and $128,000.

Interest payments have been made or accrued to John H. Schwan, Chief Executive Officer of the Company, for loans made to the Company. During the three months ended September 30, 2017 and 2016, these interest accruals totaled $24,000 and $23,000, respectively. During the nine months ended September 30, 2017 and 2016, these interest accruals totaled $59,000 and $69,000, respectively.

John H. Schwan, Chief Executive Officer of the Company, through an investment entity, and Stephen M. Merrick, President of the Company, also through an investment entity own, in aggregate, a 50% interest in Clever Container Company L.L.C., an Illinois limited liability company (“Clever Container”). During the three months ended September 30, 2017 and 2016, Clever Container purchased various products from the Company in the amount of $262,000 and $191,000, respectively. During the nine months ended September 30, 2017 and 2016, Clever Container purchased various products from the Company in the amount of $716,000 and $669,000, respectively. As of September 30, 2017 and 2016, the balance of accounts receivable from Clever Container to the Company were $924,000 and $192,000, respectively. The Company owns a 28.5% interest in Clever Container.

Note 10 - Derivative Instruments; Fair Value

The following tables represents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

Amount as of
Description	9/30/2017	Level 1	Level 2	Level 3

Warrant Liability	$-	-	$-	-

	$-	-	$-	-

	Amount as of
Description	12/31/2016	Level 1	Level 2	Level 3

Warrant Liability	$818,000	-	$818,000	-

	$818,000		$818,000

Note 11 – Subsequent Events

On November 9, 2017, the Company and S.C. Johnson & Son Inc. entered into a Fourth Amendment to the Trademark License Agreement among them dated December, 2011, extending the term of the Trademark License Agreement to December 31, 2019.

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

Results of Operations

Net Sales. For the three months ended September 30, 2017, net sales were $13,226,000 compared to net sales of $13,476,000 for the same period of 2016, a decrease of 1.9%. For the quarters ended September 30, 2017 and 2016, net sales by product category were as follows:

	Three Months Ended
	September 30, 2017		September 30, 2016
	$	% of	$	% of
Product Category	(000) Omitted	Net Sales	(000) Omitted	Net Sales

Foil Balloons	5,767	44%	6,178	46%

Latex Balloons	2,620	20%	1,875	14%

Vacuum Sealing Products	2,397	18%	2,594	19%

Film Products	658	5%	1,137	8%

Other Sales	1,784	13%	1,692	13%

Total	13,226	100%	13,476	100%

For the nine months ended September 30, 2017, net sales were $41,397,000 compared to net sales of $42,382,000 for the same period of 2016, a decrease of 3.4%. For the nine months ended September 30, 2017 and 2016, net sales by product category were as follows:

	Nine Months Ended
	September 30, 2017		September 30, 2016
	$	% of	$	% of
Product Category	(000) Omitted	Net Sales	(000) Omitted	Net Sales

Foil Balloons	21,447	52%	20,540	48%

Latex Balloons	6,969	17%	6,182	14%

Vacuum Sealing Products	5,668	14%	7,362	17%

Film Products	2,194	5%	3,508	8%

Other Sales	5,119	12%	5,240	13%

Total	41,397	100%	42,832	100%

Foil Balloons. During the three months ended September 30, 2017, revenues from the sale of foil balloons decreased by 6.6% compared to the prior year period from $6,178,000 to $5,767,000. For the nine months ended September 30, 2017, revenues from the sale of foil balloons increased by 4.4% compared to the prior year period, from $20,540,000 to $21,447,000. In that period, foil balloon sales to our largest customer decreased to $11,489,000 from $9,958,000 in the first three quarters of 2016. However, during that nine month period, sales of foil balloons to other customers increased to $10,818,000 from $8,715,000 for the same period last year. These increased sales represent certain new customers but principally increases in sales to significant existing customers in each of the United States, Mexico, the United Kingdom and Europe.

Latex Balloons. During the three months ended September 30, 2017, revenues from the sale of latex balloons increased by 39.8% compared to the prior year period, from $1,875,000 to $2,620,000. During the nine months ended September 30, 2017, revenues from the sale of latex balloons increased by 12.7% compared to the prior year period from $6,182,000 to $6,969,000. Substantially all of the increases in sales of latex balloons during the third quarter and the nine month period have been sales by Flexo Universal to existing and new customers principally in Mexico. These include sales to several major chains and to distributors.

Vacuum Sealing Products. During the three months ended September 30, 2017, revenues from the sale of pouches and vacuum sealing machines decreased by 7.6% compared to the prior year, from $2,594,000 to $2,397,000. During the nine months ended September 30, 2017, revenues from the sale of pouches and vacuum sealing machines decreased by 23.0% compared to the prior year from $7,362,000 to $5,668,000. We believe that sales were affected during both the first and second quarters by the selloff of excess inventory of vacuum sealing machines held by a principal customer due to a sales promotion the customer implemented during the fourth quarter of 2016 for which a large quantity of machines were purchased.

Films. During the three months ended September 30, 2017, revenues from the sale of laminated film products decreased by 42.2% compared to the prior year period from $1,137,000 to $658,000. During the nine months ended September 30, 2017, revenues from the sale of laminated film products decreased by 37.4% compared to the prior year period from $3,508,000 to $2,194,000. Virtually all of the sales of this product line were to a single long-term customer. Sales to the customer have declined due to the elimination of one product previously purchased. However, we continue to maintain a long term relationship with the customer with respect to other products.

Other Revenues. During the three months ended September 30, 2017, revenues from the sale of various other products increased by 5.4% to $1,784,000 compared to revenues from other products in the same period in 2016 of $1,692,000. During the nine months ended September 30, 2017, revenues from the sale of various other products decreased by 2.3% to $5,119,000 compared to revenues from other products in the same period in 2016 of $5,240,000. The revenues from the sale of other products during 2017 include (i) sales of a line of “Candy Blossoms” and “Candy Loons” consisting of candy and small inflated balloons sold in small containers, (ii) the sale of accessories and supply items related to balloon products, (iii) sales by Clever Container Company, L.L.C. which engages in the direct sale of container and organizing products through a network of independent distributors and (iv) sales of party goods in Mexico by Flexo Universal.

Sales to a limited number of customers continue to represent a large percentage of our net sales.

The table below illustrates the impact on sales of our top three and ten customers for the three and nine months ended September 30, 2017 and 2016.

	Three Months Ended September 30,		Nine Months Ended September 30,
	% of Sales		% of Sales
	2017	2016	2017	2016

Top 3 Customers	47.5%	53.9%	48.5%	54.0%

Top 10 Customers	66.1%	70.0%	65.4%	68.3%

During the three and nine months ended September 30, 2017, there were two customers whose purchases represented more than 10% of the Company’s consolidated net sales. Sales to these customers for the three months ended September 30, 2017 were $3,195,000 or 24.2%, and $2,283,000 or 17.3%, of consolidated net sales, respectively. Sales to these customers for the three months ended September 30, 2016 were $3,088,000 or 22.9%, and $3,070,000 or 22.8%, of consolidated net sales, respectively. Sales to these customers for the nine months ended September 30, 2017 were $11,489,000 or 27.8%, and $6,457,000 or 15.6%, of consolidated net sales, respectively. Sales to these customers for the nine months ended September 30, 2016 were $11,859,000 or 27.7%, and $7,870,000 or 18.4%, of consolidated net sales, respectively. The amounts owed at September 30, 2017 by these customers were $1,491,000 or 19.6%, and $1,631,000 or 21.5%, of the Company’s consolidated net accounts receivable, respectively. As of September 30, 2016, the total amounts owed to the Company by these customers were $1,411,000 or 15.7%, and $2,653,000 or 29.4% of the Company’s consolidated net accounts receivable, respectively.

Cost of Sales. During the three months ended September 30, 2017, the cost of sales represented 75.9% of net sales compared to 74.7% for the three months ended September 30, 2016. During the nine months ended September 30, 2017, the cost of sales represented 76.0% of net sales compared to 73.9% for the nine months ended September 30, 2016. The decline in gross margin both in the third quarter and for the nine month period is attributable principally to changes in the mix of products sold. Gross margin rates on latex balloon products are lower than certain of our other products so the increase in latex product sales in these periods have affected overall gross margins. Vacuum sealing products generally carry higher gross margins so the decline in sales of that line has tended to reduce the overall gross margin rate. We did not experience significant changes in the cost of raw materials or direct labor during the period.

General and Administrative. During the three months ended September 30, 2017, general and administrative expenses were $1,923,000 or 14.5% of net sales, compared to $1,808,000 or 13.4% of net sales for the same period in 2016. During the nine months ended September 30, 2017, general and administrative expenses were $5,691,000 or 13.7% of net sales, compared to $5,471,000 or 12.8% of net sales for the same period in 2016. Some elements of general and administrative costs have declined during the third quarter and the nine month period ended September 30, 2017. These include items incorporated in our cost reduction program, in particular salaries (reduced by over $200,000 over the nine months.) However, we incurred additional costs related to our financing, including consulting fees of $184,000 for the third quarter and $316,000 for the nine months ended September 30, 2017 and legal fees of $54,000 for the third quarter and $138,000 for the nine month period.

We have initiated a program in which we expect to achieve overall reductions in general and administrative, selling, marketing and related expenses at the rate of at least $2.4 million on an annualized basis. Some of these expense reductions are reflected in the third quarter and will be reflected in the fourth quarter and throughout 2018.

Selling. During the three months ended September 30, 2017, selling expenses were $862,000 or 6.5% of net sales, compared to $978,000 or 7.3% of net sales for the same period in 2016. During the nine months ended September 30, 2017, selling expenses were $2,771,000 or 6.7% of net sales, compared to $3,162,000 or 7.4% of net sales for the same period in 2016. The reduction in selling expenses reflects a reduction in salary expenses and service fees.

Advertising and Marketing. During the three months ended September 30, 2017, advertising and marketing expenses were $455,000 or 3.4% of net sales for the period, compared to $581,000 or 4.3% of net sales for the same period of 2016. During the nine months ended September 30, 2017, advertising and marketing expenses were $1,549,000 or 3.7% of net sales for the period, compared to $1,644,000 or 3.8% of net sales for the same period of 2016. The reduction reflects principally the elimination of a consulting expense as of June 30, 2017 which totals $133,000 to date.

Other Income (Expense). During the three months ended September 30, 2017, the Company incurred interest expense of $367,000, compared to interest expense during the same period of 2016 in the amount of $359,000. During the nine months ended September 30, 2017, the Company incurred interest expense of $1,100,000, compared to interest expense during the same period of 2016 in the amount of $1,074,000. In addition to interest expense, there is a variable charge relating to the change in value of our outstanding warrants issued in connection with our mezzanine loan by reason of change in market price of our common stock. The amount of that change was $4,000 in the third quarter of 2017, compared to ($48,000) in the third quarter of 2016.

For the three months ended September 30, 2017, the Company had a foreign currency transaction loss of $11,000 compared to a foreign currency transaction gain of $10,000 during the same period of 2016. For the nine months ended September 30, 2017, the Company had a foreign currency transaction loss of $92,000 compared to a foreign currency transaction gain of $77,000 during the same period of 2016.

Income Taxes. For the three months ended September 30, 2017, the Company reported a consolidated income tax benefit of $126,000, compared to a consolidated income tax benefit of $29,000 for the same period of 2016. For the nine months ended September 30, 2017, the Company reported a consolidated income tax benefit of $313,000, compared to a consolidated income tax expense of $4,000 for the same period of 2016. For the nine months ended September 30, 2017, this income tax expense was composed of an income tax benefit in the United States, income tax expense in Mexico of Flexo Universal, our Mexican subsidiary, an income tax benefit in the United Kingdom of CTI Balloons Limited, our United Kingdom subsidiary and income tax expense in Europe of CTI Europe gmbH, our Germany subsidiary.

Net Income. For the three months ended September 30, 2017, the Company had net loss of ($275,000) or ($0.08) per share (basic and diluted,) compared to net loss of ($180,000) for the same period of 2016 or ($0.05) per share (basic and diluted.) For the nine months ended September 30, 2017, the Company had net loss of ($742,000) or ($0.20) per share (basic and diluted,) compared to net loss of ($257,000) for the same period of 2016 or ($0.07) per share (basic and diluted.) For the nine months ended September 30, 2017, the Company had income from operations of $38,000 compared to income from operations during the same period in 2016 of $922,000.

Financial Condition, Liquidity and Capital Resources

Cash Flow Items.

Operating Activities. During the nine months ended September 30, 2017, net cash provided by operations was $5,230,000, compared to net cash used in operations during the nine months ended September 30, 2016 of $255,000.

Significant changes in working capital items during the nine months ended September 30, 2017 included:

•	A decrease in accounts receivable of $5,864,000 compared to a decrease in accounts receivable of $808,000 in the same period of 2016.
•	An increase in inventory of $325,000 compared to an increase in inventory of $5,598,000 in 2016.
•	A decrease in trade payables of $61,000 compared to an increase in trade payables of $3,461,000 in 2016.
•	A decrease in accrued liabilities of $272,000 compared to an increase in accrued liabilities of $107,000 in 2016.

Investing Activity. During the nine months ended September 30, 2017, cash used in investing activity was $736,000, compared to cash provided by investing activity for the same period of 2016 in the amount of $140,000. Activity consisted principally of investment in equipment and equipment maintenance.

Financing Activities. During the nine months ended September 30, 2017, cash used in financing activities was $4,416,000 compared to cash provided by financing activities for the same period of 2016 in the amount of $440,000. Financing activity consisted principally of reduction in the balances of revolving and long term debt.

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

The Credit Agreement, as amended, provides that the outstanding balance of all loans under the agreement will bear interest with reference to a base rate or, at the option of the Company, with reference to an adjusted LIBOR. At September 30, 2017, the effective rate on the outstanding loan balances was 4.5%.

As of September 30, 2017, the outstanding balances on the loans with BMO Harris were: (i) revolving line of credit, $8,211,000, (ii) mortgage loan, $1,641,000, and (iii) equipment loan, $0.

On July 17, 2012, the Company entered into Amendment Number 3 to the Credit Agreement among the Company and BMO Harris pursuant to which (i) the amount of the loan commitment on the revolver loan of BMO Harris was increased from $9 million to $12 million, (ii) BMO Harris consented to a transaction among the Company and BMO Private Equity (U.S.), Inc. (“BMO Equity”) and (iii) the term of credit and loans to the Company provided in the Credit Agreement and BMO Harris was extended to July 17, 2017. The loans subject to the Credit Agreement originally matured on July 17, 2017 and have been extended as noted below.

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

At September 30, 2017, the Company had cash balances of $325,000 compared to cash balances of $624,000 for the same period of 2016.

Also at September 30, 2017, the Company had a working capital balance of $4,904,000 compared to a working capital balance of $11,080,000 on December 31, 2016.

Further, as of September 30, 2017, the Company was in compliance with all of the financial covenants under the Credit Agreement and the Note and Warrant Purchase Agreement.

As of September 30, 2017, the Company had total borrowings outstanding under the Credit Agreement with BMO Harris of $9,852,000, including $8,211,000 on the revolving credit loan and $1,641,000 on the mortgage facility. In addition, the balance of the indebtedness of the Company to BMO Private Equity as of September 30, 2017 was approximately $5,965,000.

The obligations of the Credit Agreement to BMO Harris were to mature on July 17, 2017. The obligations of the Note and Warrant Purchase Agreement among the Company and BMO Equity are to mature on January 18, 2018.

By Amendment to the Credit Agreement dated July 18, 2017, BMO Harris agreed to extend the maturity date of the agreement to October 18, 2017. BMO Equity consented to this extension in exchange for a fee and for the right to exercise at any time its put of warrants issued to it under the Note and Warrant Purchase Agreement. The extension provides retention by the Company of a consultant to advise as to planning, forecasting, cost management and financing.

On August 17, 2017, BMO Equity exercised its put on the warrants and the Company issued to BMO Equity a Warrant Conversion Note in the amount of $797,881 for the purchase of the warrants. The principal balance of the Warrant Conversion Note, plus accrued and unpaid interest thereon, is payable on January 18, 2018. The principal balance of the Warrant Conversion Note accrues interest at the rate of 11.5% per annum compounded daily.

On October 17, 2017, the Company and BMO Harris entered into Amendment No. 11 to the Credit Agreement in which (i) the Company acknowledged its indebtedness to the Bank for a Mortgage Loan balance in the amount of $1,664,456 and for a balance of $8,211,467 with respect to the Revolving Loans, (ii) the maturity date on the Mortgage Loan and the Revolving Credit were extended to November 30, 2017, and (iii) the Bank provided a temporary over advance line of $1,000,000 for the period from October 17, 2017 through November 30, 2017. Amendment No. 11 included certain additional covenants including that, on or before October 20, 2017, the Company would deliver to the Bank an executed letter of intent from a third-party financial institution providing for refinancing and payment of the Company’s debt obligations to the Bank. Also, on October 17, 2017, the Registrant entered into Amendment No. 6 to the Note and Warrant Agreement among Registrant and BMO Private Equity (U.S.) Inc. (BMO Private Equity). In the Amendment, (i) the Company acknowledged its indebtedness to BMO Private Equity for a subordinated note in the principal amount of $5,000,000 and, for the balance under a note issued in connection with the conversion by BMO Private Equity of warrants, in the amount of $797,881, (ii) BMO Private Equity agreed to defer payment of interest due on October 2, 2017 in the amount of $150,139 to December 1, 2017. Amendment No. 6 includes covenants similar to that of Amendment No. 11 with the Bank.

On October 19, 2017, the Company delivered to the Bank and to BMO Equity an executed non-binding Preliminary Memorandum of Terms and Conditions (“Preliminary Term Sheet”) from a financing institution providing for an aggregate of up to $24,000,000 in senior secured financing to (i) refinance existing senior bank and mezzanine debt, (ii) fund certain capital expenditures and (iii) provide for ongoing working capital needs of Registrant. The Preliminary Term Sheet is non-binding and is subject to diligence and to the execution of a definitive agreement.

Management’s Plans.

Management is engaged in efforts to obtain re-financing of its obligations to BMO Harris and BMO Private Equity, is in accordance with the Preliminary Term Sheet and is engaged in a diligence and loan documentation process. While no assurance can be given that the re-financing will be completed, management has a reasonable expectation that both the re-financing will be completed and that the Company will continue as a going concern.

Management is also engaged in efforts to implement cost and operational improvements and to fulfill strong order flow in order to achieve profitable operations for the fourth quarter.

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

Critical Accounting Policies

Please see pages 25-28 of our Annual Report on Form 10-K for the year ended December 31, 2016 for a description of policies that are critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. No material changes to such information have occurred during the three months ended September 30, 2017.

Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk

Not applicable.

Item 4. Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2017, the end of the period covered by this report. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2017, to ensure that the information required to be disclosed by us in the reports that we file or submit under Security Exchange Act of 1934, as amended, (a) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) is accumulated and communicated to our management, including officers, as appropriate, to allow for timely decisions regarding required disclosure. There were no material changes in our internal control over financial reporting during the three months ended September 30, 2017 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 6. Exhibits

The following are being filed as exhibits to this report:

Exhibit Number	Description

3.1	Restated Articles of Incorporation (Incorporated by reference to Exhibit A to Registrant’s Schedule 14A Definitive Proxy Statement filed April 29, 2015).
3.2	Amended and Restated By-Laws of CTI Industries Corporation (Incorporated by reference to Exhibit 3.2, contained in Registrant’s Form 8-K filed on March 17, 2017).
10.1	Senior Secured Subordinated Warrant Conversion Note between BMO Private Equity (U.S.) Inc. and the Company dated August 17, 2017.
10.2	Amendment No. 11 to Credit Agreement between BMO Harris Bank, N.A., BMO Private Equity (U.S.) Inc. and the Company dated October 17, 2017.
10.3	Amendment No. 6 to Note and Warrant Purchase Agreement between BMO Private Equity (U.S.) Inc. and the Company dated October 17, 2017.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101

Interactive Data Files, including the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 14, 2017	CTI INDUSTRIES CORPORATION

	By:	/s/ John H. Schwan
John H. Schwan
Chief Executive Officer

	By:	/s/ Stephen M. Merrick
Stephen M. Merrick
President

	By:	/s/ Timothy S. Patterson
Timothy S. Patterson
Chief Financial Officer
Senior Vice President Finance

Exhibit Index

Exhibit Number	Description
3.1	Restated Articles of Incorporation (Incorporated by reference to Exhibit A to Registrant’s Schedule 14A Definitive Proxy Statement filed April 29, 2015.)

3.2	Amended and Restated By-Laws of CTI Industries Corporation (Incorporated by reference to Exhibit 3.2, contained in Registrant’s Form 8-K filed on March 17, 2017)

10.1	Senior Secured Subordinated Warrant Conversion Note between BMO Private Equity (U.S.) Inc. and the Company dated August 17, 2017.

10.2	Amendment No. 11 to Credit Agreement between BMO Harris Bank, N.A., BMO Private Equity (U.S.) Inc. and the Company dated October 17, 2017.

10.3	Amendment No. 6 to Note and Warrant Purchase Agreement between BMO Private Equity (U.S.) Inc. and the Company dated October 17, 2017.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101	Interactive Data Files, including the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements.

