Form 10-K
period 2017-12-31
CTI INDUSTRIES CORP
filed 2018-04-02
CIK 1042187

FORM 10-K

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)
		Smaller reporting company	☑
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Based upon the closing price of $5.68 per share of the Registrant’s Common Stock as reported on NASDAQ Capital Market tier of The NASDAQ Stock Market on June 30, 2017, the aggregate market value of the voting common stock held by non-affiliates of the Registrant was then approximately $10,452,000. (The determination of stock ownership by non-affiliates was made solely for the purpose of responding to the requirements of the Form and the Registrant is not bound by this determination for any other purpose.)

The number of shares outstanding of the Registrant’s Common Stock as of March 1, 2018 was 3,530,227 (excluding treasury shares).

DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of Form 10-K into Which Document Is Incorporated

Sections of the registrant’s Proxy Statement To be filed on or before April 30, 2018 for the Annual Meeting of Stockholders	Part III

FORWARD-LOOKING STATEMENTS

This annual report includes both historical and “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future results. Words such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” or similar words are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Although we believe that our opinions and expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements, and our actual results may differ substantially from the views and expectations set forth in this annual report. We disclaim any intent or obligation to update any forward-looking statements after the date of this annual report to conform such statements to actual results or to changes in our opinions or expectations. These forward-looking statements are affected by factors, risks, uncertainties and assumptions that we make, including, without limitation, our participation in highly competitive markets, potential changes in the cost or availability of raw materials, our dependence on a limited number of suppliers, the possible inability to obtain an adequate supply of raw materials, our reliance on a limited number of key customers, the loss of one or more of our key customers, changing consumer demands, developments or changes in technology, risks of international operations and political environments, dependence on our intellectual property, compliance with federal, state or local regulations, the resolution of litigation or other legal proceedings to which we may become involved, restrictions included in the Company’s credit facility, the availability of funds under the Company’s credit facility, damage to or destruction of one or both of the Company’s principal plants, our ability to service our indebtedness, our ability to invest in needed plant or equipment.

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

Our principal lines of products include:

Novelty Products consisting principally of foil and latex balloons and other inflatable toy items.

Vacuum Sealing Containers and Sealing Devices for home and consumer use to vacuum seal, store and preserve food and personal items.

Flexible Films for food and other commercial and packaging applications.

In addition to these principal product lines, for the past several years, we have engaged in (i) the assembly and sale of Candy Blossoms (small gift bouquets of arranged candy items often including ribbons and/or a small foil balloon), (ii) the distribution in Mexico of party goods products, and (iii) the sale and distribution of home containers and organizing products (some of which we produce) to and through a related entity which distributes these products through a network of independent distributors.

We leverage our technology to design and develop proprietary products which we market and sell and which we develop for our customers. We have been engaged in the business of developing flexible film products for over 40 years and have acquired significant technology and know-how in that time. We currently hold several patents, related to flexible film products including specific films, zipper closures, valves and other features of these products.

We print, process and convert flexible film into finished products and we produce latex balloons and novelty items. Our principal production processes include:

●	Coating and laminating rolls of flexible film. Generally, we adhere polyethylene film to another film such as nylon or polyester.

●	Printing film and latex balloons. We print both plastic and latex films, with a variety of graphics, for use as packaging film or for balloons.

●	Converting printed film to balloons.

●	Converting film to flexible containers.

●	Producing latex balloons and other latex novelty items.

●	Assembling and inflating of novelty products and balloons and Candy Blossoms.

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

We provide customized laminated films and printed films to customers who utilize the film to produce bags or pouches for the packaging of food, liquids and other items.

Commencing in 2014, we began assembling and producing Candy Blossoms - containers including candy items and, at times, air-inflated balloons. Since 2014, we have distributed home container and organizing products, some of which we produce, to and through a related entity which distributes those products through a network of independent distributors in the United States. In 2015, we commenced the distribution of party goods in Mexico.

In 2017, our revenues from our product lines, as a percent of total revenues were:

●	Novelty Products	69% of revenues
●	Vacuum Sealing Containers and Devices	14% of revenues
●	Flexible Film Products	4% of revenues
●	Other Products	13% of revenues

We are an Illinois corporation with our principal offices and plant at 22160 N. Pepper Road, Lake Barrington, Illinois.

Business Strategies and Developments

Our business strategies, and recent developments related to our business, include:

●

Management. Significant management changes occurred on or about November 30, 2017. Our then CEO, John Schwan, retired from that role. Mr. Schwan continued as Chairman of the Board. Mr. Stephen Merrick, then President, assumed the role as CEO. Mr. Jeffrey Hyland joined CTI as President. Messrs. Merrick and Hyland both report directly the Board of Directors. Mr. Frank Cesario joined as CFO, and Mr. Jeffrey Memenga joined as Plant Manager for all of our domestic locations. Finally, the Manager of our European operations (based in Germany), Mr. Manfred Jakobi, was promoted to be the Manager over both our European and U.K. operations.

●

Financing. During December 2017, we secured new financing from PNC Bank, National Association, and immediately repaid all tranches of our prior credit facility including senior debt, term debt, and mezzanine debt.

●

Initial Strategy. As an initial strategy, our management determined to focus on achieving growth and profitability within the current scope of our core product lines – foil balloons, latex balloons, vacuum sealing products and systems and film products for commercial and packaging applications. We reviewed our operations and, during 2017, eliminated more than $2 million in operating costs on an annualized basis. We are aggressively pursuing additional revenues in our core product lines both from existing and new customers in the United States, Latin America and Europe.

●

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

●

Develop New Products, Product Improvements and Technologies. We engage in research, design, innovation and development for the purpose of developing, and improving, products, materials, methods and technologies within our core product categories. We work to develop and identify new products, to improve existing products and to develop new technologies within our core product areas in order to enhance our competitive position and increase our sales. We seek to leverage our technology to develop innovative and proprietary products. In our novelty product lines, our development work includes new designs, new character licenses, new product developments, new materials and improved production methods. In our consumer storage product lines, we have developed new pouch closure systems and valves and new film methods for packaging applications. We have received several patents for these developments. We developed and introduced a line of resealable pouches with a valve and pump system for household storage and vacuum sealing of food items. We designed and introduced a line of vacuum sealing equipment for the vacuum sealing of pouches for food and household items and are engaged in development efforts to create new and enhanced vacuum sealing machines, accessories and related products. We work with customers to develop custom film products which serve the unique needs or requirements of the customer.

●

Develop New Channels of Distribution and New Sales Relationships. We seek to organically develop new channels of distribution and new sales relationships, both for existing and new products. Over the past several years, we have developed new distributors and customers for our pouch and novelty products, in the United States and in Europe, Mexico, Latin America and Australia, expanding the scope and level of our international sales and activities. In 2013, we introduced a line of vacuum sealing systems for the storage and preservation of food and other items in the home under the Ziploc® Brand Vacuum Sealer System. We market and sell the vacuum sealing machines, pouches and rolls of film under the brand throughout the United States, Canada and Mexico. During recent years, we developed a relationship with a related company engaged in the sale of home containers and organization products and have become a supplier of products, some of which we produce, to that company. During 2015, we became a distributor in Mexico for a major party goods company.

●

Enhance Our Productive Capacity. We invest in new plant and equipment when appropriate to expand the range and volume of products we produce. During 2008 and 2009, we acquired, installed and commenced operation of equipment which enabled us to produce the pouches and rolls of film for our vacuum sealing storage business we developed. During 2010 and 2011, we designed, assembled and installed latex balloon production equipment which significantly enhanced our production capacity for latex balloons to support our growing sales of this product line. We significantly expanded our warehouse, packaging and fulfillment facilities and operations during 2013. During the first quarter of 2014, we acquired printing equipment which almost doubled printing capacity to support our growing sales of foil balloons. We acquired and installed a new latex balloon production machine in Mexico which became operational in August 2016; this machine has enhanced our latex balloon production capacity by approximately 30%. At the end of 2017 we initiated a repair and maintenance, and quality improvement, program. This program includes the addition of two automated balloon converting machines during the first quarter of 2018 which will enhance our foil balloon capacity by 30% and will further our quality program.

●

Product and Line Extensions. Upon achieving our initial strategic goals, beginning in 2018, we intend to pursue new product lines and product line extensions, through internal developments, purchase and acquisitions. We believe that the acquisition and integration of targeted opportunities could benefit our Company in a meaningful way.

Products

Foil Balloons. We have designed, produced and sold foil balloons since 1979 and, we believe, are the second largest manufacturer of foil balloons in the United States. Currently, we produce several hundred foil balloon designs, in different shapes and sizes.

In addition to size and shape, a principal element of the Company's foil balloon products is the printed design or message contained on the balloon. These designs include figures and licensed characters many of which are well known. We maintain licenses for several well-known characters.

We recognize that consumer trends and preferences, and competing products, are constantly changing. In order to compete effectively in this product line we must constantly innovate and develop new designs, shapes and products.

Latex Balloons. Through our subsidiary in Guadalajara, Mexico, Flexo Universal, S. de R.L. de C.V. (“Flexo Universal”), we manufacture latex balloons in a wide variety of sizes and colors. Many of these balloons are marketed under the name Partyloons® and balloons are also marketed on a private label basis. We also manufacture toy balloon products including punch balls, water bombs and "Animal Twisties."

Vacuum Sealing Pouches and Systems. We produce, market and sell consumer vacuum storage pouches and systems for the vacuum storage of food and other household items. We produce (i) vacuum sealable bags and rolls of film for use with vacuum sealing devices for household storage and (ii) valved, resealable bags also for vacuum storage uses. Our valved, resealable bags function with a small hand or battery-powered pump to evacuate air from the bag when it is sealed. Since 2012, we have produced and marketed vacuum sealable bags and rolls of film under the Ziploc® brand. We also market vacuum sealing machines, produced for us, under the Ziploc® Brand Vacuum Sealer System. We have produced and marketed a line of valved, resealable bags under our Zipvac™ line and a line of valved, resealable bags, including a line of vacuum sealing canisters sold under the brand Clever Fresh™ by our affiliate, Clever Container Company.

Packaging Films and Custom Film Products. A large and increasing number of both consumer and commercial products are packaged in pouches or containers utilizing flexible films. Often such containers include printed labels and designs. We produce and sell films that may be utilized for the packaging of a wide variety of products and liquids. We laminate, extrusion coat and adhesive coat flexible films for these purposes and we provide flexographic printing for the films we produce. We can produce a variety of customized film products, and printing services, to meet the specific packaging needs of a wide variety of customers.

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

Marketing, Sales and Distribution

Balloon Products

We work in collaboration with our customers on designs, promotions, and other elements of marketing and selling. Our customers are typically retailers who sell our products to ultimate customers. These relationships generally can be terminated unilaterally by our customers. We must maintain good relationships with our customers if this sales model is to be successful.

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

We developed and, for several years, we have produced and sold a line of pouches and rolls of film for use with vacuum sealing machines to vacuum seal food and household items. Initially, we marketed these products through various retail channels under our brand or on a private label basis. On December 14, 2011, the Company entered into a Trademark License Agreement with SC Johnson under which the Company is licensed to manufacture and sell a line of vacuum sealing machines and pouches under the Ziploc® Brand Vacuum Sealer System. The agreement was initially for a three year term expiring on December 31, 2014 and was extended to December 31, 2017 and then to December 31, 2019. The licensed product line includes vacuum sealing machines manufactured for the Company and pouches and rolls manufactured by the Company for use in the home to vacuum seal food items to preserve freshness and help prevent freezer burn.

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

Other Products

Other products are sold through both our internal sales force directly to customers and through independent sales representatives. These products are generally sold directly to consumers or to retail outlets.

Production and Operations

We conduct our operations at our facilities including: (i) our 68,000 square feet facility in Lake Barrington, Illinois, incorporating our headquarters office, production and warehouse space, (ii) our 118,000 square foot facility in Lake Zurich, Illinois consisting of warehouse, packaging and office space (iii) a 73,000 square foot facility in Guadalajara, Mexico, consisting of office, warehouse and production space, (iv) a 9,000 square foot facility in Rugby, England consisting of office and warehouse/assembly space, and (v) a 13,000 square foot facility in Heusenstamm, Germany (near Frankfurt), consisting of office and warehouse/assembly space.

Our production operations include (i) lamination and extrusion coating of films, (ii) slitting of film rolls, (iii) printing on film and on latex balloons, (iv) converting film to completed products including balloons, flexible containers and pouches, (v) producing latex balloon products, (vi) inflating of air-filled balloons, and (vii) assembling Candyblossoms. We perform all of the lamination, extrusion coating and slitting activities in our Lake Barrington, Illinois plant and produce all of our latex balloon products at our Guadalajara, Mexico plant. We print on films in Lake Barrington, Illinois and we print on latex balloons in Guadalajara, Mexico. We complete air-filling and assembly of balloons in all our facilities except Lake Barrington, Illinois. We assemble Candyblossoms in our Lake Zurich, Illinois facility.

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

We maintain a graphic arts and development department at our Lake Barrington, Illinois facility which designs our balloon products and graphics. Our creative department operates a networked, computerized graphic arts system for the production of these designs and of printed materials including catalogues, advertisements and other promotional materials. As many of our products are custom designed or created to fulfill promotional schedules, we sometimes have excess inventory that must be sold at a discount or disposed of. Any such disposition will typically negatively impact our profit margin.

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

Many of the foil balloons we produce and sell are intended to be filled with helium in order to be buoyant. Over the past several years, the price of helium has fluctuated substantially and the availability of helium has, on occasion, been limited. Limited availability or an increase in the cost of helium could adversely affect our sales of foil balloons in the future.

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

Our company competes principally in the United States and Canada for the sale of vacuum sealing products. There are several companies who compete in those markets.

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

Patents, Trademarks and Copyrights

We have developed or acquired a number of intellectual property rights which we believe are significant to our business. As of December 31, 2017, we held 9 issued patents in the United States and 7 issued patents in foreign countries. Of these, 1 US patent is due to expire during 2018, while the other patents are not scheduled to expire until various times during the 2020s. While these intellectual property rights are helpful, their degree of protection is uncertain. Competitors may violate our intellectual property rights, forcing us to decide whether to challenge them. Such rights may or may not withstand challenge. Conversely, entities may charge us with violating their intellectual property rights. Failure to protect our rights, or conflict with the rights of one or more other entities, may negatively impact our financial and competitive position.

Proprietary Designs and Copyright Licenses. We design the shapes and graphic designs of most of our foil balloon products. We also maintain licenses on certain characters and designs for our balloon products.

Trademarks. We own five registered trademarks in the United States relating to our balloon products. Many of these trademarks are registered in foreign countries, principally in the European Union.

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

Research and Development

We maintain a product development and research group for the development or identification of new products, product designs, product components and sources of supply. Research and development includes (i) creative product development and design, (ii) creative marketing, and (iii) engineering development. During each of the fiscal years ended December 31, 2017 and 2016, we estimate that the total amount spent on research and development activities was approximately $344,000 and $496,000, respectively.

Employees

As of December 31, 2017, the Company had 105 full-time employees in the United States, of whom 19 are executive or supervisory, 3 are in sales, 62 are in manufacturing or warehouse functions and 21 are clerical. As of that same date, we had 17 full-time employees in England, of whom 1 is executive or supervisory, 4 are in sales, 11 are in warehousing and 1 is clerical. At Flexo Universal, our Mexico subsidiary, as of December 31, 2017, we had 335 full-time employees, of whom 8 are executive or supervisory, 16 are in the warehouse, 6 are in sales, 296 are in manufacturing and 9 are clerical. As of December 31, 2017, the Company had 7 full-time employees in Germany, of whom two are executive or supervisory, 1 is in warehousing and 4 are clerical. The Company is not a party to any collective bargaining agreement in the United States, has not experienced any work stoppages, and believes that its relationship with its employees is satisfactory.

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

In August 2012, the U.S. Securities and Exchange Commission (SEC) issued a rule under Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act requiring companies to publicly disclose their use of conflict minerals that originated in the Democratic Republic of the Congo (DRC) or an adjoining country. Under the rule, issuers are required to conduct a reasonable country of origin inquiry and, if necessary, exercise due diligence process to ascertain the source of conflict minerals, defined as tantalum, tin, gold or tungsten, which are necessary to the functionality or production of their manufactured or contracted to be manufactured products. Companies are required to provide this disclosure on Form SD. Companies were required to file Form SD on May 31, 2014 for the 2013 calendar period and annually on May 31 every year thereafter. The Company files Form SD annually.

An increasing number of regulations and actions relate to the integrity and security of individually identifiable data. Additionally, we require the effective use of data in running our business. While we are not aware of losses in the past, access of such data by unauthorized persons may expose us to costs, fines, penalties, and loss of customer confidence.

International Operations

We conduct operations in three locations outside of the United States:

●

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

●

CTI Balloons, a wholly-owned subsidiary located in Rugby, England. CTI Balloons maintains offices and a warehouse in Rugby, conducts certain packaging and inflation activities there and conducts sales, warehousing and fulfillment activities for customers principally in the United Kingdom.

●

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

Our domestic and international sales to outside customers and assets by area over the period 2016-2017 have been as follows:

	United States	United Kingdom (UK)	Europe (Excluding UK)	Mexico	Consolidated
Year ended 12/31/17
Sales to outside customers	$41,165,000	$1,908,000	$4,142,000	$9,022,000	$56,237,000
Total Assets	$27,784,000	$923,000	$2,989,000	$8,288,000	$39,984,000

	United States	United Kingdom (UK)	Europe (Excluding UK)	Mexico	Consolidated
Year ended 12/31/16
Sales to outside customers	$51,792,000	$2,427,000	$2,590,000	$7,459,000	$64,268,000
Total Assets	$33,108,000	$1,324,000	$2,418,000	$7,064,000	$43,914,000

Available Information

We maintain our corporate website at www.ctiindustries.com and we make available, free of charge, through this website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports that we file with, or furnish to, the Securities and Exchange Commission (“SEC”), as soon as reasonably practicable after we electronically file that material with, or furnish it to, the SEC. You may also read and copy material filed by us with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549, and you may obtain information on the operation of the Public Reference Room by calling the SEC in the U.S. at 1-800-SEC-0330. In addition, the SEC maintains an Internet website, www.sec.gov, which contains reports, proxy and information statements and other information that we file electronically with the SEC. Our website also includes corporate governance information, including our Code of Ethics and our Board Committee Charters. The information contained on our website does not constitute a part of this report.

Item No. 1B – Unresolved Staff Comments

As of the filing of this Annual report on Form 10-K, we had no unresolved comments from the staff of the Securities and Exchange Commission.

Item No. 2 – Properties

We own our principal plant and offices located in Lake Barrington, Illinois, approximately 45 miles northwest of Chicago, Illinois. The facility includes approximately 68,000 square feet of office, manufacturing and warehouse space. This facility was subject to a mortgage loan with an initial principal of $2,300,000 as of April 29, 2010, and a balance due of approximately $1,664,000 when it was incorporated into our December 2017 refinancing.

In September 2012, we entered into a lease agreement, expiring on February 28, 2017 to rent approximately 118,000 square feet of warehouse and office space in Lake Zurich, Illinois. Effective March 1, 2017, this lease was renewed for three years, at a basic rental cost per month of:

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

In August 2011, Flexo Universal entered into a 5-year lease agreement, expiring July 31, 2016, for the lease of approximately 73,000 square feet of manufacturing, warehouse and office space in Guadalajara, Mexico at a cost of $22,000 per month. The lease was extended to February 28, 2017. Effective March 1, 2017, Flexo Universal entered into a five year lease for these premises at a cost of 493,090 Mexican Pesos per month (approximately $26,000 per month).

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

In July, 2017, God’s Little Gift, Inc. (d\b\a) Helium and Balloons Across America and Gary Page (“Claimants”) filed an action against the Company in the North Carolina State Court. This action was removed to the United States District Court in North Carolina. The Company filed an answer and motion to dismiss this action. The Court stayed the action based upon an arbitration clause in the agreement on which part of the action was based. On December 18, 2017, Claimants filed an arbitration claim against the Company before the American Arbitration Association in Chicago, Illinois. The Statement of Claim includes claims for alleged breach of two agreements among the parties, essentially for alleged failure by the Company to pay disputed commission amounts. Claimants also included counts for alleged unjust enrichment and tortious interference with contract. The Company has filed a response to the Statement of Claim denying all of the claims. The Company believes the claims are without merit and intends to defend all of the claims vigorously. The Company has not accrued any amounts in respect of this matter and cannot estimate the possible loss, if any, that the Company many incur with respect to it, as the proceedings are at an early stage and discovery has not yet commenced.

PART II

Item No. 5 – Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company's Common Stock was admitted to trading on the NASDAQ SmallCap Market (now the NASDAQ Capital Market) under the symbol CTIB on November 5, 1997.

The high and low sales prices for the last eight fiscal quarters according to the NASDAQ Stock Market's Stock Price History Report were:

	High	Low
January 1, 2016 to March 30, 2016	6.56	4.61
April 1, 2016 to June 30, 2016	6.94	5.85
July 1, 2016 to September 30, 2016	7.60	5.75
October 1, 2016 to December 31, 2016	6.99	5.01
January 1, 2017 to March 30, 2017	6.83	5.55
April 1, 2017 to June 30, 2017	6.20	5.55
July 1, 2017 to September 30, 2017	6.00	3.83
October 1, 2017 to December 31, 2017	4.50	3.25

As of December 31, 2017 there were approximately 42 holders of record of the Company’s Common Stock. The Company’s total number of beneficial owners of common stock of the Company was approximately 459.

The Company did not pay any cash dividends on its Common Stock during 2017 or 2016. Under the terms of the Company’s current loan agreements, the amount of dividends the Company may pay is limited by the terms of the financial covenants.

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

Our revenues from each of our product categories in each of the past two years have been as follows:

	(000 Omitted)
		% of		% of
Product Category	2017	Net Sales	2016	Net Sales

Foil Balloons	29,103	52%	26,530	41%

Latex Balloons	9,400	17%	8,250	13%

Vacuum Sealing Products	7,866	14%	17,455	27%

Film Products	2,602	4%	4,856	8%

Other Products	7,266	13%	7,177	11%

Total	56,237	100.0%	64,268	100.0%

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

Purchases by a limited number of customers represent a significant portion of our total revenues. In 2017, sales to our top 10 customers represented 65% of net revenues. During 2017 and 2016, there were two customers to whom our sales represented more than 10% of net revenues.

Our principal customer sales for 2017 and 2016 were:

Customer	Product	2017 Sales	% of 2017 Revenues	2016 Sales	% of 2016 Revenues
Wal-Mart	Vacuum Sealing Products; Balloons	$9,524,000	16.9%	$17,990,000	28.0%
Dollar Tree Stores	Balloons	$15,481,000	27.5%	$15,802,000	24.6%

The loss of one or both of these principal customers, or a significant reduction in purchases by one or both of them, could have a material adverse effect on our business.

We generally do not have agreements with our customers under which customers are obligated to purchase any specific or minimum amount of product from us.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Net Sales

For the fiscal year ended December 31, 2017, consolidated net sales from the sale of all products were $56,237,000 compared to consolidated net sales of $64,268,000 for the year ended December 31, 2016, a decrease of 12.5%.

Sales of foil balloons were $26,530,000 in 2016 and $29,103,000 in 2017, an increase of 9.7%. Our largest customer for foil balloons was Dollar Tree Stores. The remaining sales were made to nearly 900 customers including distributors and retail stores or chains in the United States, Canada, Mexico, the United Kingdom, Europe and Latin America. Sales to these other customers increased by 50.9% from $10,762,000 in 2016 to $16,245,000 in 2017.

Sales of latex balloons were $8,250,000 in 2016 and $9,400,000 in 2017, an increase of 13.9%.

Sales of vacuum sealing products including pouch and related products and vacuum sealing machines were $17,455,000 in 2016 and $7,866,000 in 2017, a decrease of 54.9%. Our sales of vacuum sealing systems during 2016 and 2017 have been made principally to two retail chains in the United States. In 2016, $7.85 million of our sales of vacuum sealing systems were to one retail chain for a promotional sales program at that chain in November 2016. This event was not repeated during 2017. Additionally, 2017 revenue was negatively impacted by that large program during November 2016.

Sales of film products were $4,856,000 in 2016 and $2,602,000 in 2017, a decrease of 46.4%. Approximately 95% of these sales were to Rapak, L.L.C. but includes sales to four other customers.

Sales of other products increased from $7,177,000 in 2016 to $7,266,000 in 2017, an increase of 1.2%. This category includes (i) sales of helium and accessory items for our balloon products, (ii) sales of Candy Blossoms, (iii) sales by Clever Container Company, L.L.C. which engages in the direct sale of container and organizing products through a network of independent distributors and (iv) sales of party goods in Mexico by Flexo Universal.

Cost of Sales

Cost of sales decreased from $47,149,000 in 2016 to $42,482,000 in 2017. The decrease in total sales was the primary reason for this decrease.  Additionaly, the reduction in sales volume negatively impacted our ability to absorb fixed/overhead costs.

General and Administrative Expenses

General and administrative expenses increased from $7,378,000 in 2016 to $7,657,000 in 2017. Costs associated with extending our prior credit facility until we secured our new credit facility in December 2017, and subsequently resolving our prior credit facility, was the primary cause of this net increase.

Selling

Selling expenses decreased from $4,748,000 in 2016 to $3,638,000 in 2017. Spending on external consultants and related commissions and royalties decreased, both related to sales volume and due to changes in structure and design.

Other Income or Expense

During 2017, we incurred net interest expense of $1,576,000 compared to net interest expense of $1,455,000 during 2016. Total borrowings were higher during 2017, and interest rates in the United States increased during 2017, which impacted the Company’s floating rate facilities.

During 2017, we realized a foreign currency loss in the amount of $145,000 compared to foreign currency gain in 2016 of $43,000.

Income Taxes

In 2017, the Company income tax expense, on a consolidated basis, totaled $712,000, compared to $703,000 in 2016.  Due to changes in U.S. tax law, we recorded a valuation reserve of $0.6 million related to foreign tax credits that may no longer be useable in the future as a result of this legislation.

Financial Condition, Liquidity and Capital Resources

Cash Provided By Operating Activities During fiscal 2017, cash provided by operating activities amounted to $1,259,000, compared to cash used in operating activities during fiscal 2016 of $449,000. Significant changes in working capital items affecting cash flow used in operating activities were:

●	Depreciation and amortization of $1,659,000 compared to depreciation and amortization for 2016 of $1,592,000.
●	An increase in inventories of $222,000 compared to an increase of inventories of $1,364,000 in 2016.
●	A decrease in accounts receivable of $3,878,000 compared to an increase in accounts receivable of $4,083,000 in 2016.
●	An increase in prepaid expenses and other assets of $690,000 compared to a decrease in prepaid expenses and other assets of $473,000 in 2016.
●	A decrease in trade payables of $564,000 compared to an increase in trade payables of $2,070,000 in 2016.

Cash Used In Investing Activities During fiscal 2017, cash used in investing activities amounted to $753,000 compared to cash provided by investing activities during fiscal 2016 of $65,000.

Cash Provided By Financing Activities During fiscal 2017, cash provided by financing activities amounted to $302,000, compared to cash provided by financing activities of $681,000 during fiscal 2016.

Until December 2017, we had in place a series of credit facility and related agreements with BMO Harris Bank, N.A. and BMO Private Equity (U.S.), (collectively, “BMO”), in the aggregate amount of approximately $17 million. During December 2017, we terminated those agreements and fully repaid all amounts owed to BMO under those agreements, including associated fees and costs related to termination, as we entered in new financing agreements with PNC Bank, National Association (“PNC”). The “PNC Agreements” include a $6 million term loan and an $18 million revolving credit facility, with a termination date of December 2022.

Available credit under the Revolving Credit facility is determined by eligible receivables and inventory at CTI Industries (U.S.) and Flexo Universal (Mexico).

Certain terms of the PNC Agreements include:

●	Restrictive Covenants: The Credit Agreement includes several restrictive covenants under which we are prohibited from, or restricted in our ability to:
o	Borrow money;
o	Pay dividends and make distributions;
o	Make certain investments;
o	Use assets as security in other transactions;
o	Create liens;
o	Enter into affiliate transactions;
o	Merge or consolidate; or
o	Transfer and sell assets.

●	Financial Covenants: The Credit Agreement includes a series of financial covenants we are required to meet including:
o

We are required to maintain a "Leverage Ratio", which is defined as the ratio of (a) Funded Debt (other than the Shareholder Subordinated Loan) as of such date of determination to (b) EBITDA (as defined in the PNC Agreements) for the applicable period then ended. The highest values for this ratio allowed by the PNC Agreements are:

Fiscal Quarter Ratio

December 31, 2017	4.75	to	1.00
March 31, 2018	4.50	to	1.00
June 30, 2018	4.25	to	1.00
September 30, 2018	3.75	to	1.00
December 31, 2018	3.50	to	1.00
March 31, 2019	3.25	to	1.00
June 30, 2019	3.00	to	1.00
September 30, 2019 and thereafter	2.75	to	1.00

o

We are required to maintain a "Fixed Charge Coverage Ratio", which is defined as the ratio of (a) EBITDA for such fiscal period, minus Unfinanced Capital Expenditures made during such period, minus distributions (including tax distributions) and dividends made during such period, minus cash taxes paid during such period to (b) all Debt Payments made during such period. This ratio must not exceed 1.1 : 1.0 for any quarterly calculation.

The credit agreement provides for interest at varying rates in excess of the prime rate, depending on the level of senior debt to EBITDA over time. We also entered into a swap agreement with PNC Bank to fix the interest for $3 million over 3 years.

On September 30, 2016, John H. Schwan advanced to the Company the sum of $530,000 and on the same date, Stephen M. Merrick advanced to the Company the sum of $370,000 to provide short-term working capital to the Company to fund the Company’s obligation to purchase and produce inventory for a substantial order for vacuum sealing systems to be delivered in November 2016. In consideration of such advances, the Company issued a Promissory Note to Mr. Schwan in the principal amount of $530,000 and to Mr. Merrick in the amount of $370,000 dated September 30, 2016 and bearing interest at the rate of 6% per annum. The principal balance of these notes was paid in December 2016 and January 2017.

As of December 2017, Mr. Schwan was owed a total of $1,099,091, with additional accrued interest of $399,731, by the Company. As part of the December 2017 financing with PNC, Mr. Schwan executed a subordination agreement related to these amounts due him, as evidenced by a related note.

Current Assets. As of December 31, 2017, the total current assets of the Company were $32,291,000, compared to total current assets of $34,959,000 at December 31, 2016.

Current Liabilities. Total current liabilities decreased from $23,880,000 as of December 31, 2016 to $22,661,000 as of December 31, 2017.

Liquidity and Capital Resources; Working Capital. As of December 31, 2017, our current assets exceeded our current liabilities by $9,630,000; we had cash and cash equivalents of $181,000 and the potential for additional credit under our PNC Agreements. Management believes that these available funds, our internally generated funds and the borrowing capacity under our revolving line of credit facility will be sufficient to meet working capital requirements for the remainder of 2018. We believe that the financial covenants in the PNC Agreements will be challenging for the Company to meet unless and until it begins performing at a higher level, and any failure could result in a higher rate of interest (2% higher default rate) or other penalties up to and including the potential loss of the facility. Any such result could negatively impact the value of the facility on our liquidity, and if left uncorrected, ultimately impact our ability to continue as a going concern.

CTI Industries Corporation Stockholders’ Equity. Stockholders’ equity was $11,364,000 as of December 31, 2017 compared to $12,717,000 as of December 31, 2016.

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

Revenue Recognition. Substantially all of the Company's revenues are derived from the sale of products. With respect to the sale of products, revenue from a transaction is recognized when (i) persuasive evidence of an arrangement exists, (ii) delivery of the product has occurred, (iii) the price to the buyer has been fixed or is determinable, and (iv) collectability is reasonably assured. The Company generally recognizes revenue for the sale of products when the products have been shipped and invoiced. In some cases, product is provided on consignment to customers. In those cases, revenue is recognized when the customer reports a sale of the product.

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

Inventory Valuation. Inventories are stated at the lower of cost or net realizable value. Cost is determined using standard costs which approximate costing determined on a first-in, first out basis. Standard costs are reviewed and adjusted at the time of introduction of a new product or design, periodically and at year-end based on actual direct and indirect production costs. On a periodic basis, the Company reviews its inventory levels for estimated obsolescence or unmarketable items, in reference to future demand requirements and shelf life of the products. As of December 31, 2017, the Company had established a reserve for obsolescence, marketability or excess quantities with respect to inventory in the aggregate amount of $500,000. As of December 31, 2016, the amount of the reserve was $794,000. In addition, on a periodic basis, the Company disposes of inventory deemed to be obsolete or unsaleable and, at such time, charges reserve for the value of such inventory. We record freight income as a component of net sales and record freight costs as a component of cost of goods sold.

Valuation of Long-Lived Assets. We evaluate whether events or circumstances have occurred which indicate that the carrying amounts of long-lived assets (principally property and equipment and goodwill) may be impaired or not recoverable. Significant factors which may trigger an impairment review include: changes in business strategy, market conditions, the manner of use of an asset, underperformance relative to historical or expected future operating results, and negative industry or economic trends. We apply the provisions of generally accepted accounting principles in the United States of America (“U.S. GAAP”) U.S. GAAP, under which goodwill is evaluated at least annually for impairment. We performed a quantitative assessment for the year ended December 31, 2017 in which we considered the assets and liabilities of the Company as one operating segment, both recognized and unrecognized, as well as the cash flows necessary to operate the business relating to the assets and liabilities. We conducted a quantitative assessment of our goodwill in our consolidated balance sheet for the year ended December 31, 2016. From this quantitative assessment and from the quantitative assessment for December 31, 2017, we determined the fair value of the subsidiary exceeds the carrying amount initially recorded, and was therefore not impaired.

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

Stock-Based Compensation. We follow U.S. GAAP which requires all stock-based payments to employees, including grants of employee stock options, to be recognized in the consolidated financial statements based on their grant-date fair values.

We use the Black-Scholes option pricing model to determine the fair value of stock options which requires us to estimate certain key assumptions. In accordance with the application of U.S. GAAP, we incurred employee stock-based compensation cost of $21,000 for the year ended December 31, 2017. At December 31, 2017, we had $364,000 of unrecognized compensation cost relating to stock options.

On July 17, 2012, the Company issued detachable warrants in connection with the Note and Warrant Purchase Agreement with BMO Equity. The fair value of the detachable warrants was estimated on the date of the grant using the Black-Scholes option-pricing model. Changes in the fair value of the warrants were recognized in the consolidated statement of operations.

Income Taxes and Deferred Tax Assets. Income taxes are accounted for as prescribed in U.S. GAAP. Under the asset and liability method of U.S. GAAP, the Company recognizes the amount of income taxes currently payable. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities, and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years these temporary differences are expected to be recovered or settled.

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

As of December 31, 2017, the Company had net deferred tax assets of $1,102,000 representing the amount the Company may recover in future years from future taxable income. As of December 31, 2016, the amount of the net deferred tax asset was $1,697,000. Each quarter and year-end, management makes a judgment to determine the extent to which the deferred tax asset will be recovered from future taxable income. This value was reduced, in large part, due to changes in US tax law effective 2018 which will impact the value of future deductions.

Fair Value Measurements. U.S. GAAP defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. U.S. GAAP clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. U.S. GAAP also requires that a fair value measurement reflect the assumptions market participants would use in pricing an asset or liability based upon the best information available. In February 2008, the FASB issued guidance now codified in U.S. GAAP which provides for delayed application of certain guidance related to non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).

Item No. 7A – Qualitative and Quantitative Disclosures Regarding Market Risk

Not applicable.

Item No. 8 – Financial Statements and Supplementary Data

Reference is made to the Consolidated Financial Statements contained in Part IV hereof.

Item No. 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item No. 9A – Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2017, the end of the period covered by this report. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2017, to ensure that the information required to be disclosed by us in the reports that we file or submit under Security Exchange Act of 1934, as amended, (a) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) is accumulated and communicated to our management, including officers, as appropriate, to allow for timely decisions regarding required disclosure. There were no material changes in our internal control over financial reporting during the fourth quarter of 2017 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operation effectiveness of controls and a conclusion on this evaluation. Although there are inherent limitations in the effectiveness of any system of internal controls over financial reporting, based on our evaluation, management has concluded our internal controls over financial reporting were effective as of December 31, 2017.

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

Item No. 9B – Other Information

None

PART III

Item No. 10 – Directors and Executive Officers of the Registrant

Information called for by Item 9 of Part III is incorporated by reference to the definitive Proxy Statement for the 2018 Annual Meeting of Shareholders which is expected to be filed with the Commission within 120 days after December 31, 2017.

Item No. 11 – Executive Compensation

Information called for by Item 10 of Part III is incorporated by reference to the definitive Proxy Statement for the 2018 Annual Meeting of Shareholders which is expected to be filed with the Commission within 120 days after December 31, 2017.

Item No. 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information called for by Item 11 of Part III is incorporated by reference to the definitive Proxy Statement for the 2018 Annual Meeting of Shareholders which is expected to be filed with the Commission within 120 days after December 31, 2017.

Item No. 13 – Certain Relationships and Related Transactions

Information called for by Item 12 of Part III is incorporated by reference to the definitive Proxy Statement for the 2018 Annual Meeting of Shareholders which is expected to be filed with the Commission within 120 days after December 31, 2017.

Item No. 14 – Principal Accountant Fees and Services

Information called for by Item 13 of Part III is incorporated by reference to the definitive Proxy Statement for the 2018 Annual Meeting of Shareholders which is expected to be filed with the Commission within 120 days after December 31, 2017.

PART IV

Item No. 15 – Exhibits and Financial Statement Schedules

1.

The Consolidated Financial Statements filed as part of this report on Form 10-K are listed on the accompanying Index to Consolidated Financial Statements and Consolidated Financial Statement Schedules.

2.	Financial schedules required to be filed by Item 8 of this form, and by Item 15(d) below:

Schedule II Valuation and qualifying accounts

All other financial schedules are not required under the related instructions or are inapplicable and therefore have been omitted.

3.	Exhibits:

Exhibit Number	Document

3.1	Restated Articles of Incorporation (Incorporated by reference to Exhibit A to Registrant’s Schedule 14A Definitive Proxy Statement filed April 29, 2015).
3.2	Amended and Restated By-Laws of CTI Industries Corporation (Incorporated by reference to Exhibit 3.2, contained in Registrant’s Form 8-K filed on March 17, 2017).
4.1	Form of CTI Industries Corporation’s common stock certificate (Incorporated by reference to Exhibit 4.1 contained in Registrant’s Report on Form 10-K dated March 31, 2017).

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

10.32	Amendment No. 10 to Credit Agreement between BMO Harris Bank, N.A., BMO Private Equity (U.S.) Inc. and the Company dated July 28, 2017 (Incorporated by reference to Exhibit 10.1, contained in Registrant’s Form 10-Q filed on August 14, 2017).
10.33	Consent and Acknowledgment among BMO Harris Bank, N.A. and the Company dated July 28, 2017 (Incorporated by reference to Exhibit 10.2, contained in Registrant’s Form 10-Q filed on August 14, 2017).
10.34	Amendment No. 5 to Note and Warrant Purchase Agreement between BMO Private Equity (U.S.) Inc. and the Company dated July 28, 2017 (Incorporated by reference to Exhibit 10.3, contained in Registrant’s Form 10-Q filed on August 14, 2017).
10.35	Senior Secured Subordinated Warrant Conversion Note between BMO Private Equity (U.S.) Inc. and the Company dated August 17, 2017 (Incorporated by reference to Exhibit 10.1, contained in Registrant’s Form 10-Q filed on November 14, 2017).
10.36	Amendment No. 11 to Credit Agreement between BMO Harris Bank, N.A., BMO Private Equity (U.S.) Inc. and the Company dated October 17, 2017 (Incorporated by reference to Exhibit 10.2, contained in Registrant’s Form 10-Q filed on November 14, 2017).
10.37	Amendment No. 6 to Note and Warrant Purchase Agreement between BMO Private Equity (U.S.) Inc. and the Company dated October 17, 2017 (Incorporated by reference to Exhibit 10.3, contained in Registrant’s Form 10-Q filed on November 14, 2017).
10.38	Employment Agreement between Jeffrey S. Hyland and the Company dated December 1, 2017 (filed herewith).
10.39	Revolving Credit, Term Loan, and Security Agreement dated December 14, 2017 (Incorporated by reference to Exhibit 10.1, contained in Registrant’s Form 8-K filed on December 19, 2017).
10.40	Revolving Credit Note dated December 14, 2017 (Incorporated by reference to Exhibit 10.2, contained in Registrant’s Form 8-K filed on December 19, 2017).
10.41	Term Note dated December 14, 2017 (Incorporated by reference to Exhibit 10.3, contained in Registrant’s Form 8-K filed on December 19, 2017).
10.42	Promissory Note dated December 14, 2017 (Incorporated by reference to Exhibit 10.4, contained in Registrant’s Form 8-K filed on December 19, 2017).
10.43	Real Property Mortgage dated December 14, 2017 (Incorporated by reference to Exhibit 10.5, contained in Registrant’s Form 8-K filed on December 19, 2017).
10.44	Subordination Agreement dated December 14, 2017 (Incorporated by reference to Exhibit 10.6, contained in Registrant’s Form 8-K filed on December 19, 2017).
14	Code of Ethics (Incorporated by reference to Exhibit contained in the Registrant’s Form 10-K/A Amendment No. 2, as filed with the Commission on October 13, 2004).
21	Subsidiaries (description incorporated in Form 10-K under Item No. 1).
23.1	Consent of Independent Registered Public Accounting Firm, Plante & Moran, PLLC.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
99	Audited financial statements of the Company’s subsidiary, Flexo Universal, S. de R.L. de C.V. for the year ended December 31, 2017.
101

Interactive Data Files, including the following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements.

(a)	The Exhibits listed in subparagraph (a)(3) of this Item 15 are attached hereto unless incorporated by reference to a previous filing.
(b)	The Schedule listed in subparagraph (a)(2) of this Item 15 is attached hereto.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized on April 2, 2018.

CTI INDUSTRIES CORPORATION
By:	/s/ Stephen M. Merrick
Stephen M. Merrick, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Stephen M. Merrick Stephen M. Merrick	Chief Executive Officer, Secretary and Director	April 2, 2018

/s/ Jeffrey S. Hyland Jeffrey S. Hyland	President and Director	April 2, 2018

/s/ Frank J. Cesario Frank J. Cesario	Chief Financial Officer	April 2, 2018

/s/ John H. Schwan John H. Schwan	Chairman of the Board	April 2, 2018

/s/ Stanley M. Brown Stanley M. Brown	Director	April 2, 2018

/s/ Bret Tayne Bret Tayne	Director	April 2, 2018

/s/ John I. Collins John I. Collins	Director	April 2, 2018

/s/ John Klimek John Klimek	Director	April 2, 2018

CTI Industries Corporation

and Subsidiaries

Consolidated Financial Statements

Years ended December 31, 2017 and 2016

All other schedules for which a provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of CTI Industries Corporation and Subsidiaries

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of CTI Industries Corporation and Subsidiaries (the “Company”) as of December 31, 2017, and 2016, and the related consolidated statements of comprehensive income, stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2017 and 2016 and the related notes and financial Schedule II – Valuation and Qualifying Accounts (collectively referred to as the “consolidated financial statements”). We did not audit the 2017 or 2016 financial statements of Flexo Universal S. de R.L. de C.V., a 99.82 percent owned subsidiary, whose statements reflect total assets and revenue constituting 21 percent and 16 percent of the related consolidated totals, respectively, as of and for the year ended December 31, 2017, and total assets and revenue constituting 19 percent and 14 percent of the related consolidated totals as of and for the year ended December 31, 2016.  Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Flexo Universal S. de R.L. de C.V., is based solely on the report of the other auditors. In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and 2016 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017 and 2016 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

The Company’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required  to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  As part of our audits we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Plante & Moran, PLLC

We have served as the Company’s auditor since 2007.

Chicago, Illinois

April 2, 2018

CTI Industries Corporation and Subsidiaries

Consolidated Balance Sheets

	December 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents (VIE $2,000 and $51,000, respectively)	$181,026	$563,043
Accounts receivable, (less allowance for doubtful accounts of $114,000 and $137,000 respectively) (VIE $28,000 and $6,000, respectively)	11,235,834	14,838,978
Inventories, net (VIE $498,000 and $719,000, respectively)	18,865,932	18,348,011
Prepaid expenses (VIE $80,000 and $18,000, respectively)	887,885	678,689
Other current assets	1,120,808	530,669

Total current assets	32,291,485	34,959,390

Property, plant and equipment:
Machinery and equipment	23,439,781	26,348,443
Building	3,367,082	3,379,636
Office furniture and equipment (VIE $268,000 and $154,000, respectively)	2,591,159	3,597,158
Intellectual property	752,044	482,088
Land	250,000	250,000
Leasehold improvements	402,963	395,603
Fixtures and equipment at customer locations	518,450	3,302,868
Projects under construction	121,241	493,859
	31,442,720	38,249,655
Less : accumulated depreciation and amortization (VIE $36,000 and $29,000, respectively)	(26,886,139)	(32,938,267)

Total property, plant and equipment, net	4,556,581	5,311,388

Other assets:
Goodwill (VIE $440,000 and $440,000 respectively)	1,473,176	1,473,176
Net deferred income tax asset	1,102,467	1,696,690
Other assets (due from related party $53,000 and $47,000, respectively)	560,329	473,095

Total other assets	3,135,972	3,642,961

TOTAL ASSETS	$39,984,038	$43,913,739

LIABILITIES AND EQUITY
Current liabilities:
Checks written in excess of bank balance (VIE $16,000 and $11,000, respectively)	$454,850	$1,688,675
Trade payables (VIE $144,000 and $92,000, respectively)	5,414,497	5,861,932
Line of credit (net of deferred financing costs of $0 and $62,000, respectively) (VIE $338,000 and $408,000, respectively)	13,783,930	11,263,531
Notes payable - current portion (net discount of $0 and $113,000, respectively)	942,533	1,709,220
Notes Payable Officers - current portion	-	180,000
Notes Payable Affiliates - current portion	9,615	8,141
Capital Lease - current portion	7,562	40,660
Accrued liabilities (VIE $96,000 and $140,000, respectively)	2,047,893	3,127,425

Total current liabilities	22,660,880	23,879,584

Long-term liabilities:
Notes Payable - Affiliates (VIE 144,000 and 153,000 respectively)	212,545	218,858
Notes payable, net of current portion (net discount of $0 and $0, respectively) (VIE $83,000 and $301,000, respectively)	4,951,581	5,301,491
Notes payable - officer, subordinated	1,507,362	1,416,138
Capital Lease	-	4,690
Deferred gain (non current) (VIE $31,000 and $39,000, respectively)	207,410	297,521
Total long-term debt, net of current portion	6,878,898	7,238,698

Warrants Payable		817,880

Total long-term liabilities	6,878,898	8,056,578

Equity:
CTI Industries Corporation stockholders' equity:
Preferred Stock -- no par value 3,000,000 shares authorized 0 shares issued and outstanding	-	-
Common stock - no par value, 15,000,000 shares authorized, 3,568,885 issued and 3,525,227 oustanding on December 31, 2017 and 2016	13,898,494	13,898,494
Paid-in-capital	2,271,261	2,250,235
Accumulated earnings	720,223	2,323,326
Accumulated other comprehensive loss	(5,365,364)	(5,593,878)
Less: Treasury stock - 43,658 shares as of December 31, 2017 and 2016	(160,784)	(160,784)
Total CTI Industries Corporation stockholders' equity	11,363,830	12,717,393

Noncontrolling interest	(919,570)	(739,816)

Total Equity	10,444,260	11,977,577

TOTAL LIABILITIES AND EQUITY	$39,984,038	$43,913,739

See accompanying notes to consolidated financial statements

CTI Industries Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

	For the Year Ended December 31,
	2017	2016
Net Sales	$56,236,560	$64,268,367

Cost of Sales	42,481,710	47,149,360

Gross profit	13,754,850	17,119,007

Operating expenses:
General and administrative	7,657,338	7,378,296
Selling	3,638,241	4,748,061
Advertising and marketing	1,971,420	2,189,620
Gain on sale of assets	(140,494)	(36,745)
Other operating income	(1,416)	-

Total operating expenses	13,125,089	14,279,232

Income from operations	629,761	2,839,775

Other (expense) income:
Interest expense	(1,576,229)	(1,454,589)
Change in fair value of warrants	19,999	(103,636)
Foreign currency (loss) gain	(144,855)	43,263

Total other expense, net	(1,701,085)	(1,514,962)

(Loss) Income before taxes	(1,071,324)	1,324,813

Income tax (benefit) expense	711,533	702,877

Net (Loss) Income	(1,782,857)	621,936

Less: Net (loss) attributable to noncontrolling interest	(179,754)	(30,602)

Net (loss) income attributable to CTI Industries Corporation	$(1,603,103)	$652,538

Other Comprehensive (Loss) Income
Foreign currency adjustment	228,514	(1,517,560)
Comprehensive (loss) attributable to CTI Industries Corporation	$(1,374,589)	$(865,022)

Basic (loss) income per common share	$(0.45)	$0.18

Diluted (loss) income per common share	$(0.44)	$0.18

Weighted average number of shares and equivalent shares of common stock outstanding:
Basic	3,568,885	3,566,400

Diluted	3,616,244	3,727,554

See accompanying notes to consolidated financial statements

CTI Industries Corporation and Subsidiaries

Consolidated Statements of Stockholders' Equity

	CTI Industries Corporation
					Accumulated
				Accumulated	Other	Less
	Common Stock		Paid-in	(Deficit)	Comprehensive	Treasury Stock		Noncontrolling
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Interest	TOTAL

Balance, December 31, 2015	3,386,579	$13,775,994	$1,577,807	$1,670,788	$(4,076,318)	(43,658)	$(160,784)	(198,463)	12,589,024

Stocks Issued	177,596	$122,500	$672,428						$794,928

Options Exercised	4,710

Member contributions, net								$201,249	$201,249

Dividends Declared								$(712,000)	$(712,000)

Net Income				$652,538				$(30,602)	$621,936

Other comprehensive income, net of taxes
Foreign currency translation					$(1,517,560)				$(1,517,560)

Balance, December 31, 2016	3,568,885	$13,898,494	$2,250,235	$2,323,326	$(5,593,878)	(43,658)	$(160,784)	(739,816)	$11,977,577

Stock Option Expense			$21,026						$21,026

Net Income				(1,603,103)				(179,754)	$(1,782,857)

Other comprehensive income, net of taxes
Foreign currency translation					228,514				$228,514

Balance, December 31, 2017	3,568,885	$13,898,494	$2,271,261	$720,223	$(5,365,364)	(43,658)	$(160,784)	(919,570)	$10,444,260

See accompanying notes to consolidated financial statements

CTI Industries Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2017	2016

Cash flows from operating activities:
Net (loss) income	$(1,782,857)	$621,936
Adjustment to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	1,546,413	1,420,789
Amortization of debt discount	112,622	170,931
Change in fair value of warrants	(19,999)	103,636
Stock based compensation	-	34,104
Amortization of deferred gain on sale-leaseback	(109,976)	(60,401)
Provision for losses on accounts receivable	(29,227)	26,318
Change in allowance for excess quantities of inventory	(295,430)	(11,294)
Deferred income taxes	594,223	50,591
Change in assets and liabilities:
Accounts receivable	3,878,170	(4,083,379)
Inventories	(222,491)	(1,364,450)
Prepaid expenses and other assets	(690,015)	473,328
Trade payables	(564,333)	2,070,011
Accrued liabilities	(1,157,701)	99,005

Net cash provided by (used in) operating activities	1,259,399	(448,875)

Cash flows from investing activities:
Purchases of property, plant and equipment	(753,199)	(630,187)
Proceeds from equipment sale-leaseback	-	783,134
Purchase of member units	-	(87,500)

Net cash (used in) provided by investing activities	(753,199)	65,447

Cash flows from financing activities:
Change in checks written in excess of bank balance	(1,233,825)	206,848
Net change in revolving line of credit	2,466,652	373,059
Repayment of long-term debt (related parties $1,416,000 and $32,000)	(8,663,000)	(1,528,927)
Proceeds from issuance of debt	7,507,362	1,180,000
Proceeds from issuance of notes receivable	8,740	-
Proceeds from issuance of stock, net	-	638,323
Cash paid for deferred financing fees	(299,824)	(9,953)
Distributions to Variable Interest Entity members	-	(467,000)
Contributions received by Variable Interest Entity	515,912	288,750

Net cash provided by financing activities	302,017	681,100

Effect of exchange rate changes on cash	(1,190,234)	(81,033)

Net (decrease) increase in cash and cash equivalents	(382,017)	216,639

Cash and cash equivalents at beginning of year	563,043	346,404

Cash and cash equivalents at end of year	$181,026	$563,043

Supplemental disclosure of cash flow information:
Cash payments for interest	$1,426,743	$910,414
Cash payments for taxes	$300,000	$-

Supplemental Disclosure of non-cash investing and financing activity
Property, plant & equipment acquisitions funded by liabilities	$186,409	$13,522
Interest accrued not paid	$65,000	$92,900
Contributed Capital to Clever Container
Stock	$-	$122,500
Debt	$-	$43,750
Accounts Receivable	$-	$183,750

See accompanying notes to consolidated financial statements

Notes to Consolidated Financial Statements Years Ended

December 31, 2017 and 2016

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

Variable Interest Entities

The determination of whether or not to consolidate a variable interest entity under generally accepted accounting principles in the United States of America (U.S. GAAP) requires a significant amount of judgment concerning the degree of control over an entity by its holders of variable interest. To make these judgments, management has conducted an analysis of the relationship of the holders of variable interest to each other, the design of the entity, the expected operations of the entity, which holder of variable interests is most “closely associated” to the entity and which holder of variable interests is the primary beneficiary required to consolidate the entity. Upon the occurrence of certain events, management reviews and reconsiders its previous conclusion regarding the status of an entity as a variable interest entity.  Management continually reconsiders whether the Company is deemed to be a variable interest entity’s primary beneficiary who consolidates such entity. The Company has three entities that have been consolidated as variable interest entities. (See Note 13)

Foreign Currency Translation

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

Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the amounts reported of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period in the financial statements and accompanying notes. Actual results may differ from those estimates. The Company’s significant estimates include valuation allowances for doubtful accounts, inventory valuation, deferred tax assets, goodwill and intangible asset valuation, and assumptions used as inputs in the Black-Scholes option-pricing model.

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

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined using standard costs which approximates costing determined on a first-in, first-out basis, to reflect the actual cost of production of inventories.

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

	In years
Building	25	-	30
Machinery and equipment	3	-	15
Projects that prolong the life and increase efficiency of machinery	3	-	5
Light Machinery	5	-	10
Heavy Machinery	10	-	15
Office furniture and equipment	5	-	8
Intellectual Property	9	-	15
Leasehold improvements	5	-	8
Furniture and equipment at customer locations	1	-	3

Light machinery consists of forklifts, scissor lifts, and other warehouse machinery. Heavy machinery consists of production equipment including laminating, printing and converting equipment. Projects in process represent those costs capitalized in connection with construction of new assets and/or improvements to existing assets including a factor for interest on funds committed to projects in process of $11,000 and $33,000 for the years ended December 31, 2017 and 2016, respectively. Upon completion, these costs are reclassified to the appropriate asset class.

Stock-Based Compensation

The Company has stock-based incentive plans which may grant stock option, restricted stock and unrestricted stock awards.  The Company recognizes stock-based compensation expense based on the grant date fair value of the award and the related vesting terms.  The fair value of stock-based awards is determined using the Black-Scholes model, which incorporates assumptions regarding the risk-free interest rate, expected volatility, expected option life, and dividend yield.  See Note 16 for additional information.

Fair Value Measurements

U.S. GAAP defines fair value, establishes a framework for measuring fair value, and requires disclosures about fair value measurements required under other accounting pronouncements.  See Note 4 for further discussion.

The Company accounts for derivative instruments in accordance with U.S. GAAP, which requires that all derivative instruments be recognized on the balance sheet at fair value. We may enter into interest rate swaps to fix the interest rate on a portion of our variable interest rate debt to reduce the potential volatility in our interest expense that would otherwise result from changes in market interest rates. Our derivative instruments are recorded at fair value and are included in accrued liabilities of our consolidated balance sheet. Our accounting policies for these instruments are based on whether they meet our criteria for designation as hedging transactions, which include the instrument’s effectiveness, risk reduction and, in most cases, a one-to-one matching of the derivative instrument to our underlying transaction. As of December 31, 2017, we had one derivative instrument accounted for as a hedge, compared to no such instrument as of December 31, 2016.  Gains and losses from changes in fair values of derivatives that are not designated as hedges for accounting purposes are recognized in the consolidated statement of operations. We have no such derivative financial instruments as of December 31, 2017. Changes in fair value for the respective periods were recognized in the consolidated statement of operations.

Goodwill

The Company applies the provisions of U.S. GAAP, under which goodwill is tested at least annually for impairment. Goodwill on the accompanying balance sheets relates to the Company’s acquisition of Flexo Universal in a prior year, the investment in CTI Europe in a prior year and the goodwill related to Clever Container, a variable interest entity in which CTI is the primary beneficiary. It is the Company’s policy to perform impairment testing annually as of December 31, or as circumstances change. An annual impairment review was completed and no impairment was noted for the years ended December 31, 2017 and 2016 (see Note 14). While the Company believes that its estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect these evaluations.

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

Unrecognized tax benefits are accounted for as required by U.S. GAAP which prescribes a more likely than not threshold for financial statement presentation and measurement of a tax position taken or expected to be taken in a tax return.  See Note 10 for further discussion.

Revenue Recognition

The Company recognizes revenue when all of the following criteria have been met:

●	Persuasive evidence of an arrangement exists;
●	Delivery has occurred or a service has been provided;
●	The sales price is fixed and determinable; and
●	Collection is reasonably assured.

For most of our revenue, these criteria are met at the time that product is shipped. In some cases, such as when material is sold on consignment, revenue is recognized when those products are reported as sold by the customer. Return rates fluctuate over time. We estimate returns at the time of shipment based on prior experience and relevant information.

Research and Development

The Company conducts product development and research activities which include (i) creative product development and (ii) engineering. During the years ended December 31, 2017 and 2016, research and development activities totaled $345,000 and $496,000, respectively.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expenses amounted to $119,000 and $139,000 for the years ended December 31, 2017 and 2016, respectively.

3. New Accounting Pronouncements

In 2014, the FASB issued guidance on revenue recognition, which provides for a single five-step model to be applied to all revenue contracts with customers. The guidance also requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts. The guidance provides an option to use either a retrospective approach or a cumulative effect adjustment approach to implement the guidance. In 2015, the FASB issued a deferral of the effective date of the guidance to 2018, with early adoption permitted in 2017. In 2016, the FASB issued final amendments clarifying the implementation guidance for principal versus agent considerations, identifying performance obligations and the accounting of intellectual property licenses. In addition, the FASB introduced practical expedients related to disclosures of remaining performance obligations, as well as other amendments. The Company has completed its evaluation of the overall impact of the new standard on its accounting policies, processes, system requirements and internal controls over financial reporting. The Company will adopt the new standard as of January 1, 2018 using the modified retrospective method, and does not expect a material impact on the timing and amount of revenue recognized in its financial statements.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory. Under this standard, inventory will be measured at the “lower of cost and net realizable value” and options that currently exist for “market value” will be eliminated. The ASU defines net realizable value as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.” No other changes were made to the current guidance on inventory measurement. ASU 2015-11 is effective for interim and annual periods beginning after December 15, 2016. The adoption of this accounting standard update did not have a material impact on our consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, to eliminate the current requirements to classify deferred income tax assets and liabilities between current and noncurrent. To simplify the presentation of deferred income taxes, the amendments in this update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. For public business entities, the amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. The adoption of ASU 2015-17 did not have a material impact on our consolidated financial statements.  The Company has adopted the standard and the impact to our consolidated financial statements for the period ended September 30, 2017 was a reclassification of $779,000 in deferred tax assets to noncurrent, and a reclassification of $773,000 in deferred tax assets to noncurrent for the period ended December 31, 2016.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), aimed at making leasing activities more transparent and comparable. The new standard requires substantially all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including today’s operating leases. For public business entities, the standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. For all other entities, the standard is effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early application is permitted for all entities. While we are currently evaluating the potential impact of this new standard, we expect that our property, plant and equipment will increase significantly due to the addition of assets currently under lease, and the lease liabilities will correspondingly increase.

On August 26, 2016, the FASB issued Accounting Standards Update No. 2016-15, Statement of Cash Flows (Topic 230), a consensus of the FASB’s Emerging Issues Task Force (“ASU 2016-15”). The new guidance amends Accounting Standards Codification No. 230 (“ASC 230”) to add or clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows. ASC 230 lacks consistent principles for evaluating the classification of cash payments and receipts in the statement of cash flows. This has led to diversity in practice and, in certain circumstances, financial statement restatements. Therefore, the FASB issued the ASU 2016-15 with the intent of reducing diversity in practice with respect to eight types of cash flows. ASU 2016-15 is effective for annual and interim periods in fiscal years beginning after December 15, 2017.  The implementation of this standard is not expected to have a material impact upon the Company’s consolidated financial statements.

4. Fair Value Disclosures; Derivative Instruments

U.S. GAAP clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. U.S. GAAP also requires that a fair value measurement reflect the assumptions market participants would use in pricing an asset or liability based upon the best information available.

U.S. GAAP establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy categorizes assets and liabilities at fair value into one of three different levels depending on the observability of the inputs employed in the measurement. The three levels are defined as follows:

●	Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

●

Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs are observable for the asset or liability, or unobservable but corroborated by market data, for substantially the full term of the financial instrument.

●	Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of the input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The following table presents information about the Company’s liabilities measured at fair value on a recurring basis as of December 31, 2017 and 2016, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

Amount as of
Description	12/31/2017	Level 1	Level 2	Level 3
Warrant Liability	-	-	-	-
	-	-	-	-

	Amount as of
Description	12/31/2016	Level 1	Level 2	Level 3
Warrant Liability	$818,000	-	$818,000	-
	$818,000		$818,000

The warrants were converted into notes and repaid during 2017.  These were carried as a derivative liability at fair value. Changes in the fair value of the warrants were recognized in the consolidated statement of operations.

The interest rate swap entered into December 14, 2017 had a three year term (ending December 14, 2020) and a notional amount of $3 million.  The Company purchased a 2.25% fixed rate in exchange for the variable rate on a portion of the notes payable under the PNC Agreements, which was 1.47% at time of execution (see Note 8).  The fair value of the swap was insignificant as of December 31, 2017.

5. Other Comprehensive Loss

Accumulated Other Comprehensive Loss Balances as of December 31, 2017

		Accumulated
	Foreign	Other
	Currency	Comprehensive
	Items	Loss
Beginning balance	$(5,593,878)	$(5,593,878)
Current period change	228,514	228,514
Ending balance	$(5,365,364)	$(5,365,364)

Accumulated Other Comprehensive Loss Balances as of December 31, 2016

		Accumulated
	Foreign	Other
	Currency	Comprehensive
	Items	Loss
Beginning balance	$(4,076,318)	$(4,076,318)
Current period change	(1,517,560)	(1,517,560)
Ending balance	$(5,593,878)	$(5,593,878)

For the years ended December 31, 2017 and 2016, no tax benefit has been recorded on the foreign currency translation; as such amounts would result in a deferred tax asset and are not expected to reverse in the foreseeable future.

6. Major Customers

For the year ended December 31, 2017, the Company had two customers that accounted for approximately 27.5% and 16.9% of consolidated net sales. For the year ended December 31, 2016, those same two customers accounted for approximately 24.6% and 28.0% of consolidated net sales. At December 31, 2017, the outstanding accounts receivable balances due from these customers were $2,871,000 and $3,088,000, respectively. At December 31, 2016, the outstanding accounts receivable balances due from these customers were $2,842,000 and $5,512,000, respectively.

7. Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined using standard costs which approximate costing determined on a first-in, first out basis. Standard costs are reviewed and adjusted periodically and at year end based on actual direct and indirect production costs. On a periodic basis, the Company reviews its inventory for estimated obsolescence or unmarketable items, primarily by reviewing future demand requirements and shelf life of the product.

Inventories are comprised of the following:

	December 31, 2017	December 31, 2016
Raw materials	$2,632,415	$3,310,310
Work in Process	3,386,078	1,942,600
Finished Goods	13,347,620	13,889,328
Allowance for excess quantities	(500,181)	(794,227)
Total inventories	$18,865,932	$18,348,011

8.	Notes Payable and Capital Leases

Long term debt consists of:

	Dec. 31, 2017	Dec. 31, 2016
Mezzanine Note Payable with BMO Private Equity, balance due January 18, 2018, interest at 11.50% (effective rate of 15.56%)	$-	$5,000,000
Less: Remaining debt discount to be amortized		(113,000)
Loan with Officer, payable on receipt, interest at 6.25%, balance paid January 2017, S/T	-	180,000
Mortgage Loan with BMO Harris, payable in monthly installments of $7,778 plus interest at prime (3.75%) plus a variable rate (based on loan covenants) of 0.75% (4.5%) at December 31, 2016 (amortized over 25 years)	-	1,711,000
Promissory Note with Clever Container shareholder(s) due 2018 L/T	-	81,000
Promissory Note from CTI to Clever Container shareholder S/T	-	45,000
Promissory Note with John Schwan due 2018 L/T	-	220,000
Term Loan with BMO Harris, payable in monthly installments of $22,323 beginning April 2012 plus interest at prime (3.75%) plus a variable rate (based on loan covenants) of 0.75% (4.5%) at December 31, 2016, (amortized over 5 years), balance due March 30, 2017.	-	67,000
Capital Lease with First American Equipment Finance, payable in monthly installments of $2,890 (amortized over 5 years).	3,000	36,000
Capital Lease with Wells Fargo, payable in monthly installments of $367 (amortized over 5 years).	2,000	6,000
Capital Lease with Wells Fargo, payable in monthly installments of $550 (amortized over 3 years).	-	3,000
Subordinated Notes (Officer) due on demand, interest at 9% (see Notes 9, 12).	-	5,000
Subordinated Notes (Officer) due on demand, interest at 8% (see Notes 9, 12).	-	802,000
Subordinated Notes (Officer) due on demand, interest at prime (3.75%) plus 2% (5.75%) at December 31, 2016 (see Note 9).	-	609,000
Subordinated Notes (Officers) due on demand, interest at 4%, which consolidated prior Subordinated Notes (Officers)	1,507,000	-
Notes Payable (Affiliates) due 2015, interest at prime (3.25%) plus 0.25% (3.5%) at December 31, 2017 (see Note 12) (Related Party).	32,000	27,000
Promissory Note with Merrick Company due on demand, interest at 4.25% (Related Party).	76,000	83,000
Promissory Note with Schwan Leasing due on demand, interest at 4.25% (Related Party).	60,000	70,000
Notes Payable (Affiliates) due 2021, interest at 11.75% (see Note 12) (Related Party).	41,000	47,000
Term Loan with PNC, payable in monthly installments of $100,000 amortized over 5 years, interest at 8.25%, balance due December 2022, which uses balloons and related equipment as collateral	6,000,000	-
Total long-term debt	7,721,000	8,879,000
Less current portion	(1,247,000)	(1,938,000)
Total Long-term debt, net of current portion	$6,474,000	$6,941,000

Until December 2017, we had in place a series of credit facility and related agreements with BMO Harris Bank, N.A. and BMO Private Equity (U.S.), (collectively, “BMO”), in the aggregate amount of approximately $17 million. During December 2017, we terminated those agreements and fully repaid all amounts owed BMO under those agreements, including the outstanding warrant note payable and associated fees and costs related to termination, as we entered in new financing agreements with PNC Bank, National Association (“PNC”). The “PNC Agreements” include a $6 million term loan and an $18 million revolving credit facility, with a termination date of December 2022.

Available credit under the Revolving Credit facility is determined by eligible receivables and inventory at CTI Industries (U.S.) and Flexo Universal (Mexico).

Certain terms of the PNC Agreements include:

●	Restrictive Covenants: The Credit Agreement includes several restrictive covenants under which we are prohibited from, or restricted in our ability to:
o	Borrow money;
o	Pay dividends and make distributions;
o	Make certain investments;
o	Use assets as security in other transactions;
o	Create liens;
o	Enter into affiliate transactions;
o	Merge or consolidate; or
o	Transfer and sell assets.

●	Financial Covenants: The Credit Agreement includes a series of financial covenants we are required to meet including:
o

We are required to maintain a "Leverage Ratio", which is defined as the ratio of (a) Funded Debt (other than the Shareholder Subordinated Loan) as of such date of determination to (b) EBITDA (as defined in the PNC Agreements) for the applicable period then ended. The highest values for this ration allowed by the PNC Agreements are:

Fiscal Quarter Ratio

December 31, 2017	4.75	to	1.00
March 31, 2018	4.50	to	1.00
June 30, 2018	4.25	to	1.00
September 30, 2018	3.75	to	1.00
December 31, 2018	3.50	to	1.00
March 31, 2019	3.25	to	1.00
June 30, 2019	3.00	to	1.00
September 30, 2019 and thereafter	2.75	to	1.00

o

We are required to maintain a "Fixed Charge Coverage Ratio", which is defined as the ratio of (a) EBITDA for such fiscal period, minus Unfinanced Capital Expenditures made during such period, minus distributions (including tax distributions) and dividends made during such period, minus cash taxes paid during such period to (b) all Debt Payments made during such period. This ratio must not exceed 1.1 : 1.0 for any quarterly calculation.

The credit agreement provides for interest at varying rates in excess of the prime rate, depending on the level of senior debt to EBITDA over time. We also entered into a swap agreement with PNC Bank to fix the rate of interest for $3 million of the notes over 3 years at 2.25%. This contract was made at market value upon December 14, 2017 execution and accounted for as a hedge.

Failure to comply with these covenants might cause us to pay a higher rate of interest (by 2% per the Agreements), or other penalties up to and including the availability of the credit facility itself, and thus might negatively impact our ability to remain a going concern. We believe that we were in compliance as of December 31, 2017.

9.	Subordinated Debt – Related Parties

On September 30, 2016, John H. Schwan advanced to the Company the sum of $530,000 and Mr. Stephen M. Merrick advanced the Company the sum of $370,000 to provide short-term working capital to the Company to fund the Company’s obligation to purchase and produce inventory for a substantial order for vacuum sealing systems to be delivered in November 2016. In consideration of such advances, the Company issued Promissory Notes to Mr. Schwan and Mr. Merrick. The principal balance of these note were paid in December 2016 and January 2017.

As of December 2017, Mr. Schwan was owed a total of $1,099,091, with additional accrued interest of $399,731, by the Company. As part of the December 2017 financing with PNC, Mr. Schwan executed a subordination agreement related to these amounts due him, as evidenced by a related note representing the amount owed to Mr. Schwan.

10.	Income Taxes

The income tax provisions are comprised of the following:

	Dec. 31 2017	Dec. 31 2016
Current:
Federal	$(188,549)	$448,462
State	(11,964)	-
Foreign	317,823	203,824
	$117,310	$652,286

Deferred
Federal	$732,895	$70,223
State	(79,598)	71,716
Foreign	(59,074)	(91,348)
	594,223	50,591
Total Income Tax Provision	$711,533	$702,877

The 2017 tax provision includes the impact of changes in deferred taxes of $0.2 million resulting from the federal rate change from 34% to 21%.

The components of the net deferred tax asset at December 31 are as follows:

	2017	2016
Deferred tax assets:
Federal and state net operating loss carryforwards	$523,808	$438,075
Foreign tax credit and other credits	592,993	581,917
Reserves and accruals	271,884	731,655
Unicap 263A adjustment	126,944	170,765
Other deferred tax assets	26,198	17,922
Foreign and VIE net operating loss carryforwards	569,147	541,983
Total gross deferred tax assets	2,110,974	2,482,317

Deferred tax liabilities:
Fixed assets and intangibles	(273,746)	(740,627)
Deferred state income tax	(103,055)	-
Total gross deferred tax liabilities	(376,801)	(740,627)
Less: valuation allowance	(631,706)	(45,000)
Net deferred tax assets	1,102,467	1,696,690

Deferred Tax Asset Valuation Allowance	2017	2016
Beginning Balance	$45,000	$45,000
Additions charged (credited) to expense	$586,706	$-
Balance at end of year	$631,706	$45,000

The Company has a net operating loss carryforward for federal income tax purposes of approximately $0.4 million which will begin to expire in 2025, as well as federal tax credits of approximately $0.6 million which will begin to expire during 2018. It also has a net operating loss carryforward for state income tax purposes of approximately $4.5 million, which will begin to expire in 2022. On December 22, 2017, the U.S. government enacted significant tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act created a separate category of creditable foreign source income related to foreign branches. This may operate to prevent cross-crediting of foreign tax credit carryforwards generated by the Company in prior years with those attributable to branch income generated in future years. As a result of this new provision, the U.S. Foreign Tax Credit deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased by $0.6 million during the year ended December 31, 2017, and was unchanged during the year ended December 31, 2016.

Income tax provisions differed from the taxes calculated at the statutory federal tax rate as follows:

	Years Ended December 31,
	2017	2016
Federal Taxes at statutory rate	$(372,364)	$450,464
State income taxes, net of Federal tax effect	(60,695)	67,768
Nondeductible expenses	35,083	51,741
Foreign taxes	522,803	132,905
Change in valuation allowance	586,706	-
Income tax provision	$711,533	$702,877

The Company files tax returns in the U.S., and in the U.K, Germany and Mexico foreign tax jurisdictions and also in various state jurisdictions in the U.S. The tax years 2014 through 2016 remain open to examination. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. During the year ended December 31, 2017 and 2016, the Company did not recognize expense for interest or penalties, and do not have any amounts accrued at December 31, 2017 and 2016, as the Company does not believe it has any uncertain tax positions.

Tax Reform act of 2017

On December 22, 2017, the SEC issued Staff Accounting Bulletin No. 118 (SAB 118) which addresses income tax accounting implications of the Tax Act. The purpose of SAB 118 was to address any uncertainty or diversity of view in applying ASC Topic 740, Income Taxes in the reporting period in which the Tax Act was enacted. SAB 118 addresses situations where the accounting is incomplete for certain income tax effects of the Tax Act upon issuance of a company’s financial statements for the reporting period which includes the enactment date. SAB 118 allows for a provisional amount to be recorded if it is a reasonable estimate of the impact of the Tax Act. Additionally, SAB 118 allows for a measurement period to finalize the impacts of the Tax Act, not to extend beyond one year form the date of enactment. Estimates were used in determining the balances of deferred tax assets and liabilities subject to changes in tax laws included in the Tax Act.

11.	Employee Benefit Plan

The Company has a defined contribution plan for substantially all employees. Profit sharing contributions may be made at the discretion of the Board of Directors.  Under the plan, the maximum contribution for the Company is 4% of gross wages. Employer contributions to the plan totaled $47,000 and $78,000 for the years ended December 31, 2017 and 2016, respectively. This reduction in contribution is the result of suspending the employer contribution during 2017.

12.	Related Party Transactions

Stephen M. Merrick, Chief Executive Officer of the Company, is of counsel to a law firm from which the Company received legal services during the year. Mr. Merrick is both a director and a shareholder of the Company. Legal fees paid to this firm were $154,000 and $188,000 for the years ended December 31, 2017 and 2016, respectively.

John H. Schwan, Chairman of the Board, is the brother of Gary Schwan, one of the owners of Schwan Incorporated, which provides building maintenance and remodeling services to the Company. The Company made payments to Schwan Incorporated of approximately $19,000 and $15,000 during the years ended December 31, 2017 and 2016, respectively.

During the period from January 2003 to the present, John H. Schwan, Chairman of the Board, has made loans to the Company which have outstanding balances, for the Company of $1,507,000 and $1,416,000 as of December 31, 2017 and 2016, respectively.  During 2017 and 2016, interest expense on these outstanding loans was $94,000 and $93,000, respectively.

During 2010, Schwan Leasing and Merrick Company, owned by John H. Schwan and Stephen M. Merrick, provided financing for the acquisition and construction of latex balloon production and related equipment (see Note 13).

Items identified as Notes Payable Affiliates in the Company's Consolidated Balance Sheet as of December 31, 2017 and 2016 include loans by shareholders to Flexo Universal totaling $41,000 and $47,000, respectively, as well as a loan to CTI Europe totaling $32,000 and $27,000, respectively.

13.	Variable Interest Entities (“VIE”) and Transactions

During 2010, two entities owned by officers and/or principal shareholders of the Company (John H. Schwan and Stephen M. Merrick) provided financing for Flexo Universal, the Company’s Mexico subsidiary, for the acquisition and construction of latex balloon production and related equipment. The entities included Venture Leasing L.L.C., (“VLUS”), an Illinois limited liability company which is 100% owned by an entity owned by Mr. Schwan and Mr. Merrick, and Venture Leasing Mexico S. A. de R. L (“VLM”), a Mexico company which is also owned 100% by entities owned by Mr. Schwan and Mr. Merrick. The Company is the primary beneficiary of VLUS & VLM and accordingly consolidated the result of the entities in its financial statements.

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

Mr. Schwan and Mr. Merrick are partial owners of Clever Container, an Illinois limited liability company engaged in the sale and distribution through a network of independent distributors, of household items including containers and organizing products. Together they own roughly half of Clever Container. The Company acquired a 28.5% interest in Clever Container from third parties in 2016. The Company produces and sells certain container products to Clever Container and also purchases and re-sells products to Clever Container. By reason of the level of ownership of Clever Container by two principal officers and/or shareholders of the Company, the ownership interest of the Company in Clever Container and the transactions among the Company and Clever Container, the determination was made to consolidate the results of Clever Container in the consolidated financial statements of the Company commencing as of October 1, 2013 and going forward.

The following sets forth the condensed balance sheet of VLM, VLUS and Clever Container for December 31, 2017 and 2016.

	Dec. 31, 2017	Dec. 31, 2016
Current Assets	$608,000	$794,000
Property, plant and equipment, net	231,000	125,000
Other noncurrent assets	740,000	794,000
Total assets	$1,579,000	$1,713,000

Mortgages and other long-term debt payable	$2,062,000	$1,962,000
Total liabilities	$2,062,000	$1,962,000

14.	Goodwill

Under the provisions of U.S. GAAP, goodwill is subject to at least annual assessments for impairment by applying a fair-value based test. U.S. GAAP also requires that an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the asset can be sold, licensed, rented or exchanged, regardless of the acquirer’s intent to do so. The Company has no acquired intangible assets other than goodwill.

The Company has determined that the fair value of goodwill was not impaired as of December 31, 2017 and 2016.

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

In August 2011, Flexo Universal entered into a 5-year lease to rent 73,000 square feet of warehouse and office space in Guadalajara, Mexico at the cost of $22,000 per month. The lease was extended to February 28, 2017. Effective March 1, 2017, Flexo Universal entered into a five year lease for these premises at a cost of 493,090 Mexican Pesos per month (approximately $26,000 per month).

In September 2012, we entered into a lease agreement, expiring on February 28, 2017 to rent approximately 118,000 square feet of warehouse and office space in Lake Zurich, Illinois. Effective March 1, 2017, this lease has been renewed for three years, at a basic rental cost per month of:

Lease period			Amount per month
March 1, 2017	–	February 28, 2018	$38,000
March 1, 2018	–	February 28, 2019	$40,000
March 1, 2019	–	February 29, 2020	$42,000

All of the Company’s lease payments are recognized on a straight-line basis. The net lease expense was approximately $1.4 million for the years ended December 31, 2017 and 2016, respectively.

The future aggregate minimum net lease payments under existing agreements as of December 31 are as follows:

Total
2018	1,443,000
2019	1,427,000
2020	947,000
2021	805,000
2022+	201,000
Total	$4,823,000

Licenses

The Company has certain merchandising license agreements that require royalty payments based upon the Company’s net sales of the respective products. The agreements call for guaranteed minimum commitments that are determined on a calendar year basis. Future guaranteed commitments due, as computed on a pro rata basis, as of December 31, are as follows:

2018	500,000
2019	500,000
Total	$1,000,000

16.	Stockholders’ Equity

Stock Options

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

Risk-free interest rate: The Company bases the risk-free interest rate on the rate payable on US treasury securities in effect at the time of the grant, which varied between 1.4% and 2.20%.

Expected life: The expected life of the option represents the period of time options are expected to be outstanding. The Company uses an expected life of 3.75 years.

Dividend yield: The estimate for dividend yield is 0%, as the Company did not issue dividends during 2017 and does not expect to do so in the foreseeable future.

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

The Company’s pre-tax income for the fiscal year ended December 31, 2017 and 2016 includes approximately $21,000 and $34,000, respectively, of compensation costs related to share-based payments. As of December 31, 2017, there is $364,000 of unrecognized compensation expense related to non-vested stock option grants. We expect approximately $172,000, $92,000, and $56,000 to be recognized during 2018, 2019, and 2020 respectively.

On April 10, 2009, the Board of Directors approved for adoption, and on June 5, 2009, the shareholders of the Company approved the 2009 Stock Incentive Plan (“2009 Plan”). The 2009 Plan authorizes the issuance of up to 510,000 shares of stock or options to purchase stock of the Company (including cancelled shares reissued under the plan.) As of December 31, 2017, 399,469 were outstanding, of which 26,788 were vested and 372,681 were not vested. Vesting is determined at time of grant, with some of the schedules used for the 2009 Plan as follows:

Vesting Schedule A		Vesting Schedule B		Vesting Schedule C		Vesting Schedule D
25%	12 months	33%	24 months	50%	48 months	20%	6 months
50%	24 months	67%	36 months	100%	57 months	40%	18 months
75%	36 months	100%	48 months			60%	30 months
100%	48 months					80%	42 months
						100%	54 months

During the year ended December 31, 2017, no options were exercised and 4,906 options were exercised during the year ended December 31, 2016.

The following is a summary of the activity in the Company’s stock option plans and other options for the years ended December 31, 2017 and 2016, respectively:

	December 31, 2017		December 31, 2016
		Weighted Avg.		Weighted Avg.
	Shares	Exercise Price	Shares	Exercise Price
Exercisable, beginning of period	83,275	$5.20	63,800	$5.26
Vested	37,138	5.70	30,381	5.22
Exercised	-	-	4,906	5.15
Cancelled/Expired	(16,950)	5.17	(6,000)	5.96
Exercisable at the end of period	103,463	$5.38	83,275	$5.20

	December 31, 2017		December 31, 2016
		Weighted Avg.		Weighted Avg.
	Shares	Exercise Price	Shares	Exercise Price
Outstanding, beginning of period	143,094	$5.22	154,000	$5.25
Granted	350,000	3.52	-	-
Exercised	-	-	4,906	5.15
Cancelled/Expired	(16,950)	5.17	(6,000)	5.96
Outstanding at the end of period	476,144	$3.97	143,094	$5.22

On December 1, 2017, pursuant to his offer of employment with the Company as President, Mr. Jeffrey Hyland was granted 25,000 shares of restricted stock (vesting over four years), 65,000 incentive stock options (vesting over five years) and 260,000 non-qualified options (vesting over five years).

At December 31, 2017, there were fewer than 50,000 options available to grant. The above represents instruments broadly referred to as options which include non-qualified stock options, incentive stock options, grants of restricted common stock, and similar instruments.

Warrants

On July 17, 2012, the Company issued detachable warrants in connection with the Note and Warrant Purchase Agreement with BMO Equity (see Note 8). The warrants were exercisable at any time after July 17, 2012 and until July 17, 2022, or 18 months after full payment of the related $5,000,000 note payable, whichever was earlier, for up to 4% of the outstanding units of the Company (on a fully diluted basis) on the date of exercise. The warrants are exercisable at the purchase price of $0.01 per unit. At inception, the fair value allocated to the warrants of $703,000 was separately reflected as a noncurrent liability in the consolidated balance sheet.  At the time of the December 31, 2017 payout, this warrant note had a principle balance of $831,000.

The fair value of the detachable warrants was estimated on the date of the grant using the Black-Scholes option-pricing model. This model used the assumptions listed in the table below as of July 17, 2012 (initial valuation date of the warrants). In the valuation of the warrants, it was determined that the warrants were required to be carried as a derivative liability at fair value. Changes in the fair value of the warrants were recognized in the consolidated statement of operations. These warrants were converted into notes and fully repaid during December 2017.

	Dec 31, 2017	Dec 31, 2016	Dec 31, 2015
Weighted average fair value per warrant	-	$5.85	$5.11
Risk-free interest rate	-	1.47%	1.76%
Expected lives (yrs.)	-	3.0	4.0
Expected volatility	-	34.03%	28.99%

17.	Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during each period.

Diluted earnings per share is computed by dividing the net income by the weighted average number of shares of common stock and equivalents (stock options and warrants), unless anti-dilutive, during each period.

Consolidated Earnings per Share

	Year Ended December 31,
	2017	2016
Basic
Average shares outstanding:
Weighted average number of shares outstanding during the period	3,568,885	3,566,400

Earnings:
Net (loss)/income attributable to CTI Industries Corporation	$(1,603,103)	$652,538

Amount for per share Computation	$(1,603,103)	$652,538

Net (loss)/income per share applicable to Common Shares	$(0.45)	$0.18

Diluted
Average shares outstanding:	3,568,885	3,566,400
Weighted averages shares Outstanding Common stock equivalents (options, warrants)	47,359	161,154

Weighted average number of shares outstanding during the period	3,616,244	3,727,554

Earnings:
Net (loss)/income attributable to CTI Industries Corporation	$(1,603,103)	$652,538

Amount for per share computation	$(1,603,103)	$652,538

Net (loss)/income per share applicable to Common Shares	$(0.44)	$0.18

18.	Geographic Segment Data

The Company’s operations consist of a single business segment which designs, manufactures, and distributes film products. Transfers between geographic areas were primarily at cost plus a standard markup. The Company’s subsidiaries have assets consisting primarily of trade accounts receivable, inventory and machinery and equipment. Sales and selected financial information by geographic area for the years ended December 31, 2017 and 2016, respectively, are:

	United States	United Kingdom (UK)	Europe (Excluding UK)	Mexico	Consolidated
Year ended 12/31/17
Sales to outside customers	$41,165,000	$1,908,000	$4,142,000	$9,022,000	$56,237,000
Total Assets	$27,784,000	$923,000	$2,989,000	$8,288,000	$39,984,000

	United States	United Kingdom (UK)	Europe (Excluding UK)	Mexico	Consolidated
Year ended 12/31/16
Sales to outside customers	$51,792,000	$2,427,000	$2,590,000	$7,459,000	$64,268,000
Total Assets	$33,108,000	$1,324,000	$2,418,000	$7,064,000	$43,914,000

19.	Contingencies

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

Schedule II – Valuation and Qualifying Accounts:

The following is a summary of the allowance for doubtful accounts related to accounts receivable for the years ended December 31:

	2017	2016
Balance at beginning of year	$137,000	$126,000
Charged to expenses	6,000	26,000
Uncollectible accounts written off	(29,000)	(15,000)
Balance at end of year	$114,000	$137,000

The following is a summary of the allowance for excess inventory for the years ended December 31:

	2017	2016
Balance at beginning of year	$794,000	$823,000
Charged to expenses	-	(11,000)
Excess inventory written off	(294,000)	(18,000)
Balance at end of year	$500,000	$794,000

The following is a summary of property and equipment and the related accounts of accumulated depreciation for the years ended December 31:

	2017	2016
Cost Basis
Balance at beginning of year	$38,250,000	$39,025,000
Additions	813,697	-
Disposals	(7,620,697)	(775,000)
Balance at end of year	$31,443,000	$38,250,000

Accumulated depreciation
Balance at beginning of year	$32,938,000	$32,472,000
Depreciation	1,568,697	466,000
Disposals	(7,620,697)	-
Balance at end of year	$26,886,000	$32,938,000

The following is a summary of the valuation allowance for income taxes for the years ended December 31:

Deferred Tax Asset Valuation Allowance	2017	2016
Beginning Balance	$45,000	$45,000
Additions charged (credited) to expense	586,706	-
Balance at end of year	$631,706	$45,000

EXHIBIT INDEX

Exhibit

Number	Document

3.1	Restated Articles of Incorporation (Incorporated by reference to Exhibit A to Registrant’s Schedule 14A Definitive Proxy Statement filed April 29, 2015).
3.2	Amended and Restated By-Laws of CTI Industries Corporation (Incorporated by reference to Exhibit 3.2, contained in Registrant’s Form 8-K filed on March 17, 2017).
4.1	Form of CTI Industries Corporation’s common stock certificate (Incorporated by reference to Exhibit 4.1 contained in Registrant’s Report on Form 10-K dated March 31, 2017).
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

10.32	Amendment No. 10 to Credit Agreement between BMO Harris Bank, N.A., BMO Private Equity (U.S.) Inc. and the Company dated July 28, 2017 (Incorporated by reference to Exhibit 10.1, contained in Registrant’s Form 10-Q filed on August 14, 2017).
10.33	Consent and Acknowledgment among BMO Harris Bank, N.A. and the Company dated July 28, 2017 (Incorporated by reference to Exhibit 10.2, contained in Registrant’s Form 10-Q filed on August 14, 2017).
10.34	Amendment No. 5 to Note and Warrant Purchase Agreement between BMO Private Equity (U.S.) Inc. and the Company dated July 28, 2017 (Incorporated by reference to Exhibit 10.3, contained in Registrant’s Form 10-Q filed on August 14, 2017).
10.35	Senior Secured Subordinated Warrant Conversion Note between BMO Private Equity (U.S.) Inc. and the Company dated August 17, 2017 (Incorporated by reference to Exhibit 10.1, contained in Registrant’s Form 10-Q filed on November 14, 2017).
10.36	Amendment No. 11 to Credit Agreement between BMO Harris Bank, N.A., BMO Private Equity (U.S.) Inc. and the Company dated October 17, 2017 (Incorporated by reference to Exhibit 10.2, contained in Registrant’s Form 10-Q filed on November 14, 2017).
10.37	Amendment No. 6 to Note and Warrant Purchase Agreement between BMO Private Equity (U.S.) Inc. and the Company dated October 17, 2017 (Incorporated by reference to Exhibit 10.3, contained in Registrant’s Form 10-Q filed on November 14, 2017).
10.38	Employment Agreement between Jeffrey S. Hyland and the Company dated December 1, 2017 (filed herewith).
10.39	Revolving Credit, Term Loan, and Security Agreement dated December 14, 2017 (Incorporated by reference to Exhibit 10.1, contained in Registrant’s Form 8-K filed on December 19, 2017).
10.40	Revolving Credit Note dated December 14, 2017 (Incorporated by reference to Exhibit 10.2, contained in Registrant’s Form 8-K filed on December 19, 2017).
10.41	Term Note dated December 14, 2017 (Incorporated by reference to Exhibit 10.3, contained in Registrant’s Form 8-K filed on December 19, 2017).
10.42	Promissory Note dated December 14, 2017 (Incorporated by reference to Exhibit 10.4, contained in Registrant’s Form 8-K filed on December 19, 2017).
10.43	Real Property Mortgage dated December 14, 2017 (Incorporated by reference to Exhibit 10.5, contained in Registrant’s Form 8-K filed on December 19, 2017).
10.44	Subordination Agreement dated December 14, 2017 (Incorporated by reference to Exhibit 10.6, contained in Registrant’s Form 8-K filed on December 19, 2017).
14	Code of Ethics (Incorporated by reference to Exhibit contained in the Registrant’s Form 10-K/A Amendment No. 2, as filed with the Commission on October 13, 2004).
21	Subsidiaries (description incorporated in Form 10-K under Item No. 1).
23.1	Consent of Independent Registered Public Accounting Firm, Plante & Moran, PLLC.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
99	Audited financial statements of the Company’s subsidiary, Flexo Universal, S. de R.L. de C.V. for the year ended December 31, 2017.
101

Interactive Data Files, including the following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements.