Form 10-Q
period 2018-03-31
CTI INDUSTRIES CORP
filed 2018-05-15
CIK 1042187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐     No ☐ ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☐     Smaller Reporting Company ☑      Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☐

The number of shares outstanding of the Registrant’s common stock as of May 1, 2018 was 3,530,227.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

CTI Industries Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

	March 31, 2018	December 31, 2017
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents (VIE $65,000 and $51,000, respectively)	$595,605	$181,026
Accounts receivable, (less allowance for doubtful accounts of $102,000 and $114,000, respectively)	11,980,251	11,235,834
Inventories, net (VIE $465,000 and $498,000, respectively)	21,355,107	18,865,932
Prepaid expenses (VIE $174,000 and $80,000, respectively)	777,268	887,885
Other current assets	1,190,642	1,120,808

Total current assets	35,898,873	32,291,485

Property, plant and equipment:
Machinery and equipment	23,545,121	23,439,781
Building	3,367,082	3,367,082
Office furniture and equipment (VIE $281,000 and $268,000, respectively)	2,613,300	2,591,159
Intellectual property	752,044	752,044
Land	250,000	250,000
Leasehold improvements	415,610	402,963
Fixtures and equipment at customer locations	518,450	518,450
Projects under construction	123,271	121,241
	31,584,878	31,442,720
Less : accumulated depreciation and amortization (VIE $56,000 and $36,000, respectively)	(27,383,679)	(26,886,139)

Total property, plant and equipment, net	4,201,199	4,556,581

Other assets:
Goodwill (VIE $440,000 and $440,000, respectively)	1,473,176	1,473,176
Net deferred income tax asset (VIE $62,000 and $52,000, respectively)	1,373,000	1,102,467
Other assets	583,931	560,329

Total other assets	3,430,107	3,135,972

TOTAL ASSETS	$43,530,179	$39,984,038

LIABILITIES AND EQUITY
Current liabilities:
Checks written in excess of bank balance (VIE $12,000 and $16,000, respectively)	$11,858	$454,850
Trade payables (VIE $233,000 and $144,000, respectively)	7,196,038	5,414,497
Line of credit (VIE $320,000 and $338,000, respectively)	15,925,808	13,783,930
Notes payable - current portion	5,341,792	942,533
Notes payable affiliates - current portion	10,721	9,615
Capital Lease - current portion	731	7,562
Accrued liabilities (VIE $141,000 and $92,000, respectively)	2,435,558	2,047,893

Total current liabilities	30,922,506	22,660,880

Long-term liabilities:
Notes payable - affiliates	213,214	212,545
Notes payable, net of current portion (VIE $68,000 and $83,000, respectively)	137,554	4,951,581
Notes payable - officers, subordinated	1,526,910	1,507,362
Deferred gain (non current)	195,587	207,410
Deferred income tax liability	84,000
Total long-term debt, net of current portion	2,157,265	6,878,898

Total long-term liabilities	2,157,265	6,878,898

Equity:
CTI Industries Corporation stockholders' equity:
Preferred Stock -- no par value, 3,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock - no par value, 15,000,000 shares authorized, 3,573,885 shares issued and 3,530,227 shares outstanding	13,898,494	13,898,494
Paid-in-capital	2,333,236	2,271,261
Accumulated earnings	238,873	720,223
Accumulated other comprehensive loss	(4,932,299)	(5,365,364)
Less: Treasury stock, 43,658 shares	(160,784)	(160,784)
Total CTI Industries Corporation stockholders' equity	11,377,520	11,363,830
Noncontrolling interest	(927,112)	(919,570)
Total Equity	10,450,408	10,444,260
TOTAL LIABILITIES AND EQUITY	$43,530,179	$39,984,038
	$-

See accompanying notes to condensed consolidated unaudited financial statements

CTI Industries Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	For the Three Months Ended March 31,
	2018	2017

Net Sales	$13,979,177	$15,359,637

Cost of Sales	11,110,786	11,742,189

Gross profit	2,868,391	3,617,448

Operating expenses:
General and administrative	1,884,046	1,901,256
Selling	858,537	721,390
Advertising and marketing	296,880	556,409
Gain on sale of assets	(24,414)	(69,300)

Total operating expenses	3,015,049	3,109,755

Income from operations	(146,658)	507,693

Other (expense) income:
Interest expense	(564,060)	(377,211)
Interest income	(345)	4,346
Change in fair value of warrants	-	19,606
Foreign currency loss	31,028	(30,525)

Total other expense, net	(533,377)	(383,784)

Net income before taxes	(680,035)	123,909

Income tax expense	(209,484)	75,637

Net income	(470,551)	48,272

Less: Net (loss) income attributable to noncontrolling interest	(7,543)	(10,197)

Net income attributable to CTI Industries Corporation	$(463,008)	$58,469

Other Comprehensive Income (Loss)
Foreign currency adjustment	433,065	311,313
Comprehensive Income (Loss)	$(29,943)	$369,782

Basic income per common share	$(0.13)	$0.02

Diluted income per common share	$(0.13)	$0.02

Weighted average number of shares and equivalent shares of common stock outstanding:
Basic	3,530,227	3,591,947

Diluted	3,530,227	3,748,139

See accompanying notes to condensed consolidated unaudited financial statements

CTI Industries Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended March 31,
	2018	2017

Cash flows from operating activities:
Net income	$(470,551)	$48,272
Depreciation and amortization	376,920	381,854
Amortization of debt discount	61,975	47,025
Change in fair value of warrants	-	(19,606)
Amortization of deferred gain on sale/leaseback	(28,486)	(26,693)
Provision for losses on accounts receivable	(17,781)	1,827
Provision for losses on inventories	(35,503)	20,099
Deferred income taxes	(133,982)	8,124
Change in assets and liabilities:
Accounts receivable	(465,865)	2,660,360
Inventories	(1,995,477)	815,593
Prepaid expenses and other assets	109,567	13,083
Trade payables	1,572,804	(20,172)
Accrued liabilities	127,038	(846,643)

Net cash provided by operating activities	(899,341)	3,083,123

Cash flows from investing activities:
Purchases of property, plant and equipment	63,533	(219,927)

Net cash used in investing activities	63,533	(219,927)

Cash flows from financing activities:
Change in checks written in excess of bank balance	(442,992)	(629,530)
Net change in revolving line of credit	2,123,582	(1,835,972)
Repayment of long-term debt (related parties $0 and $2,000)	(432,942)	(390,788)
Cash paid for deferred financing fees	(24,568)	-

Net cash used in financing activities	1,223,080	(2,856,290)

Effect of exchange rate changes on cash	27,307	12,759

Net decrease in cash and cash equivalents	414,579	19,665

Cash and cash equivalents at beginning of period	181,026	563,043

Cash and cash equivalents at end of period	$595,605	$582,708
	$-

Supplemental disclosure of cash flow information:
Cash payments for interest	408,001	$311,768

Supplemental Disclosure of non-cash investing and financing activity
Property, Plant & Equipment acquisitions funded by liabilities	$25,387	$63,474

See accompanying notes to condensed consolidated unaudited financial statements

CTI Industries Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 - Basis of Presentation

The accompanying condensed (a) consolidated balance sheet as of December 31, 2017, which has been derived from audited consolidated financial statements, and (b) the unaudited interim condensed consolidated financial statements have been prepared and, in the opinion of management, contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the consolidated financial position and the consolidated statements of comprehensive income and consolidated cash flows for the periods presented in conformity with generally accepted accounting principles for interim consolidated financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2018. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2017.

Principles of consolidation and nature of operations:

The condensed consolidated financial statements include the accounts of CTI Industries Corporation and its wholly-owned subsidiaries, CTI Balloons Limited and CTI Supply, Inc., its majority-owned subsidiaries, Flexo Universal, S. de R.L. de C.V. and CTI Europe gmbH, as well as the accounts of Venture Leasing S. A. de R. L., Venture Leasing L.L.C and Clever Container Company, L.L.C. (the “Company”). The last three entities have been consolidated as variable interest entities. All significant intercompany transactions and accounts have been eliminated in consolidation. The Company (i) designs, manufactures and distributes balloon and related novelty (candy and party related) products throughout the world, (ii) operates systems for the production, lamination, coating and printing of films used for food packaging and other commercial uses and for conversion of films to flexible packaging containers and other products, and (iii) distributes vacuum sealing products and home organization products in the United States.

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

As of March 31, 2018 and 2017, shares to be issued upon the exercise of options and warrants aggregated 471,144 and 359,817, respectively. The number of shares included in the determination of earnings on a diluted basis for the three months ended March 31, 2018 and 2017 were none and 76,675, respectively, as the former would have been anti-dilutive.

Significant Accounting Policies:

The Company’s significant accounting policies are summarized in Note 2 of the Company’s consolidated financial statements for the year ended December 31, 2017. There were no significant changes to these accounting policies during the three months ended March 31, 2018, except for the adoption of Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers.  On January 1, 2018, we adopted ASC 606 using the modified retrospective method.  The adoption of ASC 606 did not have a material impact on our consolidated financial position or results of operations, as our revenue arrangements generally consist of a single performance obligation to transfer promised goods at a fixed price.

Net sales include revenues from sales of products and shipping and handling charges, net of estimates for product returns.  Revenue is measured at the amount of consideration the Company expects to receive in exchange for the transferred products.  Revenue is recognized at the point in time when we transfer the promised products to the customer and the customer obtains control over the products.  The Company recognizes revenue for shipping and handling charges at the time the goods are shipped to the customer, and the costs of outbound freight are included in cost of sales, as we have elected the practical expedient included in ASC 606.

The Company provides for product returns based on historical return rates. While we incur costs for sales commissions to our sales employees and outside agents, we recognize commission costs concurrent with the related revenue, as the amortization period is less than one year and we have elected the practical expedient included in ASC 606. We do not incur incremental costs to obtain contracts with our customers. Our product warranties are assurance-type warranties, which promise the customer that the products are as specified in the contract. Therefore, the product warranties are not a separate performance obligation and are accounted for as described herein. Sales taxes assessed by governmental authorities are accounted for on a net basis and are excluded from net sales.

Recent Accounting Pronouncements:

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

Note 2 - Debt

Until December 2017, we had in place a series of credit facility and related agreements with BMO Harris Bank, N.A. and BMO Private Equity (U.S.), (collectively, “BMO”), in the aggregate amount of approximately $17 million. During December 2017, we terminated those agreements and fully repaid all amounts owed BMO under those agreements, including associated fees and costs related to termination, as we entered in new financing agreements with PNC Bank, National Association (“PNC”). The “PNC Agreements” include a $6 million term loan and an $18 million revolving credit facility, with a termination date of December 2022.

Available credit under the Revolving Credit facility is determined by eligible receivables and inventory at CTI Industries (U.S.) and Flexo Universal (Mexico).

Certain terms of the PNC Agreements include:

●	Restrictive Covenants: The Credit Agreement includes several restrictive covenants under which we are prohibited from, or restricted in our ability to:
○	Borrow money;
○	Pay dividends and make distributions;
○	Make certain investments;
○	Use assets as security in other transactions;
○	Create liens;
○	Enter into affiliate transactions;
○	Merge or consolidate; or
○	Transfer and sell assets.

●	Financial Covenants: The Credit Agreement includes a series of financial covenants we are required to meet including:
○

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

○

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

The credit agreement provides for interest at varying rates in excess of the prime rate, depending on the level of senior debt to EBITDA over time. We also entered into a swap agreement with PNC Bank to fix the interest for $3 million over 3 years. This contract was made at market value upon December 2017 execution and accounted for as a hedge.

Failure to comply with these covenants might cause us to pay a higher rate of interest (by 2% per the Agreements), or other penalties up to and including the availability of the credit facility itself, and thus might negatively impact our ability to remain a going concern. We believe that we were in compliance as of December 31, 2017, but not in compliance as of March 31, 2018.  As a result, we have reclassified $4.4 million of noncurrent debt into current debt as of March 31, 2018.  The Company and its bank are currently discussing the appropriate actions going forward with respect to this credit facility.

On September 30, 2016, John H. Schwan advanced to the Company the sum of $530,000 and Mr. Stephen M. Merrick advanced the Company the sum of $370,000 to provide short-term working capital to the Company to fund the Company’s obligation to purchase and produce inventory for a substantial order for vacuum sealing systems to be delivered in November 2016.  In consideration of such advances, the Company issued Promissory Notes to Mr. Schwan and Mr. Merrick.  The principal balance of these notes were paid in December 2016 and January 2017.

Unrelated to the above, as of December 2017, Mr. Schwan was owed a total of $1,099,000, with additional accrued interest of $400,000, by the Company. As part of the December 2017 financing with PNC, Mr. Schwan executed a subordination agreement related to these amounts due him, as evidenced by a related note representing the amount owed to Mr. Schwan. No payments were issued to Mr. Schwan during the three months ended March 31, 2018, with $27,000 of interest recorded as an expense.

Note 3 - Stock-Based Compensation; Changes in Equity

The Company has adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718 which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the condensed consolidated financial statements based on their grant-date fair values.

The Company has applied the Black-Scholes model to value stock-based awards and issued warrants related to notes payable. That model incorporates various assumptions in the valuation of stock-based awards relating to the risk-free rate of interest to be applied, the estimated dividend yield and expected volatility of our common stock. The risk-free rate of interest is the related U.S. Treasury yield curve for periods within the expected term of the option at the time of grant. The dividend yield on our common stock is estimated to be 0%, as the Company did not issue dividends during 2018 and 2017. The expected volatility is based on historical volatility of the Company’s common stock.

The Company’s net loss for the three months ended March 31, 2018 and 2017 includes approximately $62,000 and $5,000, respectively, of compensation costs related to share based payments. As of March 31, 2018, there is $302,000 of unrecognized compensation expense related to non-vested stock option grants and stock grants. We expect approximately $110,000 of additional stock-based compensation expense to be recognized over the remainder of 2018, $92,000 to be recognized during 2019, and $56,000 to be recognized during 2020.

On April 10, 2009, the Board of Directors approved for adoption, and on June 5, 2009, the shareholders of the Corporation approved, a 2009 Stock Incentive Plan (“2009 Plan”). The 2009 Plan and subsequent awards categorized as inducement of employment authorized the issuance of up to 510,000 shares of stock or options to purchase stock of the Company (including cancelled shares reissued under the plan.) As of March 31, 2018, all underlying awards had been granted and options for 471,144 shares remain outstanding.

A summary of the Company’s stock option activity, which includes grants of restricted stock, non-qualified stock options, incentive stock options, warrants and related information, is as follows:

	Shares under Option	Weighted Average Exercise Price
Balance at December 31, 2017	476,144	$3.97
Granted	-	-
Cancelled/Expired	-	-
Exercised/Issued	(5,000)	-
Outstanding at March 31, 2018	471,144	$4.01

Exercisable at March 31, 2018	103,463	$5.38

The instruments above have an aggregate intrinsic value of $37,000, which represents the total pre-tax intrinsic value (the difference between the closing price of the Company’s common stock on the last trading day of the quarter ended March 31, 2018 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all the holders exercised their options on March 31, 2018.

Note 4 - Legal Proceedings

The Company may be party to certain lawsuits or claims arising in the normal course of business. The ultimate outcome of these matters is unknown but, in the opinion of management, we do not believe any of these proceedings will have, individually or in the aggregate, a material adverse effect upon our financial condition, cash flows or future results of operation.

In July, 2017, God’s Little Gift, Inc. (d\b\a) Helium and Balloons Across America and Gary Page (“Claimants”) filed an action against the Company in the North Carolina State Court. This action was removed to the United States District Court in North Carolina. The Company filed an answer and motion to dismiss this action. The Court stayed the action based upon an arbitration clause in the agreement on which part of the action was based. On December 18, 2017, Claimants filed an arbitration claim against the Company before the American Arbitration Association in Chicago, Illinois. The Statement of Claim includes claims for alleged breach of two agreements among the parties, essentially for alleged failure by the Company to pay disputed commission amounts. Claimants also included counts for alleged unjust enrichment and tortious interference with contract. The Company has filed a response to the Statement of Claim denying all of the claims. The Company believes the claims are without merit and intends to defend all of the claims vigorously. The Company has not accrued any amounts in respect of this matter and cannot estimate the possible loss, if any, that the Company many incur with respect to it. The proceedings are at an early stage.

Note 5 - Other Comprehensive Income

In the three months ended March 31, 2018, the Company incurred other comprehensive income of approximately $433,000, all from foreign currency translation adjustments.

The following table sets forth the accumulated balance of other comprehensive income and each component.

	Foreign Currency Items	Total Accumulated Other Comprehensive Income

Beginning balance as of January 1, 2018	$(5,365,364)	$(5,365,364)

Current period change, net of tax	433,065	433,065

Ending Balance as of March 31, 2018	(4,932,299)	(4,932,299)

Note 6 - Inventories, Net

	March 31, 2018	December 31, 2017
Raw materials	$3,060,291	$2,632,415
Work in process	3,435,535	3,386,078
Finished goods	15,325,399	13,347,620
Allowance for excess quantities	(466,118)	(500,181)
Total inventories	$21,355,107	$18,865,932

Note 7 - Geographic Segment Data

The Company has determined that it operates primarily in one business segment that designs, manufactures and distributes film and film related products for use in packaging, storage and novelty balloon products. The Company operates in foreign and domestic regions. Information about the Company's operations by geographic area is as follows:

	Net Sales to Outside Customers
	For the Three Months Ended		Total Assets at
	March 31,		March 31,	December 31,
	2018	2017	2018	2017

United States	$9,738,000	$11,647,000	$29,094,000	$27,784,000
Europe	1,362,000	947,000	3,142,000	2,989,000
Mexico	2,186,000	2,023,000	9,844,000	8,288,000
United Kingdom	693,000	743,000	1,450,000	923,000

	$13,979,000	$15,360,000	$43,530,000	$39,984,000

Note 8 - Concentration of Credit Risk

Concentration of credit risk with respect to trade accounts receivable is generally limited due to the large number of entities comprising the Company's customer base. The Company performs ongoing credit evaluations and provides an allowance for potential credit losses against the portion of accounts receivable which is estimated to be uncollectible. Such losses have historically been within management's expectations. During the three months ended March 31, 2018 and 2017, there were two customers whose purchases represented more than 10% of the Company’s consolidated net sales, respectively. Sales to these customers for the three months ended March 31, 2018 and 2017 are as follows:

	Three Months Ended		Three Months Ended
	March 31, 2018		March 31, 2017
Customer	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Customer A	$4,450,000	31.8%	$4,427,000	28.8%
Customer B	$2,471,000	17.7%	$2,609,000	17.0%

As of March 31, 2018, the total amounts owed to the Company by these customers were approximately $3,643,000 or 33.4%, and $2,657,000 or 24.3%, of the Company’s consolidated net accounts receivable, respectively. The amounts owed at March 31, 2017 by these customers were approximately $3,301,000 or 27.7%, and $2,657,000 or 22.3% of the Company’s consolidated net accounts receivable, respectively.

Note 9 - Related Party Transactions

Stephen M. Merrick, Chief Executive Officer of the Company, is of counsel to the law firm of Vanasco Genelly and Miller PC which provides legal services to the Company. Legal fees paid by the Company to this firm for the three months ended March 31, 2018 and 2017, respectively, were $72,000 and $26,000.

John H. Schwan, through an investment entity, and Stephen M. Merrick, Chief Executive Officer of the Company, also through an investment entity own, in aggregate, a 50% interest in Clever Container Company L.L.C., an Illinois limited liability company (“Clever Container”). During the three months ended March 31, 2018 and 2017, Clever Container purchased various products from the Company in the amount of $237,000 and $204,000, respectively. As of March 31, 2018 and 2017, the balance of accounts receivable from Clever Container to the Company were $1,102,000 and $711,000, respectively. The Company owns a 28.5% interest in Clever Container.

Note 10 - Derivative Instruments; Fair Value

The Company accounts for derivative instruments in accordance with U.S. GAAP, which requires that all derivative instruments be recognized on the balance sheet at fair value. We may enter into interest rate swaps to fix the interest rate on a portion of our variable interest rate debt to reduce the potential volatility in our interest expense that would otherwise result from changes in market interest rates. Our derivative instruments are recorded at fair value and are included in accrued liabilities of our consolidated balance sheet. Our accounting policies for these instruments are based on whether they meet our criteria for designation as hedging transactions, which include the instrument’s effectiveness, risk reduction and, in most cases, a one-to-one matching of the derivative instrument to our underlying transaction. As of March 31, 2018 and December 31, 2017, we had one derivative instrument accounted for as a hedge, compared to no such instrument as of March 31, 2017. Gains and losses from changes in fair values of derivatives that are not designated as hedges for accounting purposes are recognized in the consolidated statement of operations. We have no such derivative financial instruments as of December 31, 2017. Changes in fair value for the respective periods were recognized in the consolidated statement of operations.

The interest rate swap we entered into December 14, 2017 had a three year term (ending December 14, 2020) and a notional amount of $3 million. The Company purchased a 2.25% fixed rate in exchange for the variable rate on a portion of the notes payable under the PNC Agreements, which was 1.47% at time of execution. The fair value of the swap was insignificant as of March 31, 2018 and December 31, 2017.

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

Overview

We produce film products for novelty, packaging and container applications. These products include foil balloons, latex balloons and related products, films for packaging and custom product applications, and flexible containers for packaging and consumer storage applications. We produce all of our film products for packaging, container applications and most of our foil balloons at our plant in Lake Barrington, Illinois. We produce all of our latex balloons and latex products at our facility in Guadalajara, Mexico. Substantially all of our film products for packaging and custom product applications are sold to customers in the United States. We market and sell our novelty items and flexible containers for consumer use in the United States, Mexico, Latin America, and Europe. We also market and sell vacuum sealing machines and home organizing, container products, Candy Blossoms and party goods.

As of January 1, 2018, we adopted Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers, using the modified retrospective method.  The adoption of ASC 606 did not have a material impact on our consolidated financial position or results of operations, as our revenue arrangements generally consist of a single performance obligation to transfer promised goods at a fixed price.

Net sales include revenues from sales of products and shipping and handling charges, net of estimates for product returns.  Revenue is measured at the amount of consideration we expect to receive in exchange for the transferred products.  Revenue is recognized at the point in time when we transfer the promised products to the customer and the customer obtains control over the products.  We recognize revenue for shipping and handling charges at the time the goods are shipped to the customer, and the costs of outbound freight are included in cost of sales, as we have elected the practical expedient included in ASC 606.

We provide for product returns based on historical return rates. While we incur costs for sales commissions to our sales employees and outside agents, we recognize commission costs concurrent with the related revenue, as the amortization period is less than one year and we have elected the practical expedient included in ASC 606. We do not incur incremental costs to obtain contracts with our customers. Our product warranties are assurance-type warranties, which promise the customer that the products are as specified in the contract. Therefore, the product warranties are not a separate performance obligation and are accounted for as described herein. Sales taxes assessed by governmental authorities are accounted for on a net basis and are excluded from net sales.

Results of Operations

Net Sales. For the three months ended March 31, 2018, net sales were $13,979,000 compared to net sales of $15,360,000 for the same period of 2017, a decrease of 9%. We experienced short term order flow issues with two of our largest customers during January and February 2018 but had our largest sales month in our history in March (excluding only Black Friday promotional sales in November 2016).  Sales in April and May have continued at strong levels and we expect that sales for all of 2018 will exceed sales in 2017.  For the quarters ended March 31, 2018 and 2017, net sales by product category were as follows:

	Three Months Ended
	March 31, 2018		March 31, 2017
	$	% of	$	% of
Product Category	(000) Omitted	Net Sales	(000) Omitted	Net Sales

Foil Balloons	7,766	56%	8,891	58%

Latex Balloons	2,149	15%	2,105	14%

Vacuum Sealing Products	1,589	11%	1,708	11%

Film Products	438	3%	838	5%

Other Sales	2,037	15%	1,818	12%

Total	13,979	100%	15,360	100%

Foil Balloons. During the three months ended March 31, 2018, revenues from the sale of foil balloons decreased by 12.7% compared to the prior year period from $8,891,000 to $7,766,000.  Sales to our largest balloon customer increased from $4,427,000 in the first quarter of 2017 to $4,450,000 in the first quarter of 2018.

Latex Balloons. During the three months ended March 31, 2018, revenues from the sale of latex balloons increased by 2.1% compared to the prior year period, from $2,105,000 to $2,149,000.

Vacuum Sealing Products. During the three months ended March 31, 2018, revenues from the sale of pouches and vacuum sealing machines decreased by 7% compared to the prior year, from $1,708,000 to $1,589,000.

Films. During the three months ended March 31, 2018, revenues from the sale of laminated film products decreased by 47.7% compared to the prior year period from $838,000 to $438,000.

Other Revenues. During the three months ended March 31, 2018, revenues from the sale of various other products increased by 10% to $2,037,000 compared to revenues from other products in the same period in 2017 of $1,818,000. The revenues from the sale of other products during the first quarter of 2018 include (i) sales of a line of “Candy Blossoms” and “Candy Loons” consisting of candy and small inflated balloons sold in small containers in the amount of $578,000, (ii) the sale of accessories and supply items related to balloon products, (iii) sales by Clever Container Company, L.L.C. which engages in the direct sale of container and organizing products through a network of independent distributors in the amount of $1,117,000 and (iv) sales of party goods in Mexico by Flexo Universal in the amount of $127,000.

Sales to a limited number of customers continue to represent a large percentage of our net sales. The table below illustrates the impact on sales of our top three and ten customers for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,
	% of Sales
	2018	2017

Top 3 Customers	54.1%	51.1%

Top 10 Customers	69.6%	67.0%

During the three months ended March 31, 2018, there were two customers whose purchases represented more than 10% of the Company’s consolidated net sales. Sales to these customers for the three months ended March 31, 2018 were $4,450,000 or 31.8%, and $2,471,000 or 17.7%, of consolidated net sales, respectively. Sales to these customers for the three months ended March 31, 2017 were $4,427,000 or 28.8%, and $2,609,000 or 17%, of consolidated net sales, respectively. The amounts owed at March 31, 2018 by these customers were $3,643,000 or 33.4%, and $2,657,000 or 24.3%, of the Company’s consolidated net accounts receivable, respectively. As of March 31, 2017, the total amounts owed to the Company by these customers were $3,301,000 or 27.7%, and $2,657,000 or 22.3% of the Company’s consolidated net accounts receivable, respectively.

Cost of Sales. During the three months ended March 31, 2018, the cost of sales was $11,111,000, a 5.4% decrease from $11,742,000 for the three months ended March 31, 2017. The reduction in cost of sales was largely due to lower sales volume, net of related inefficiencies.

General and Administrative. During the three months ended March 31, 2018, general and administrative expenses were $1,884,000, a decrease of 1% compared to $1,901,000 for the same period in 2017.

Selling, Advertising and Marketing. During the three months ended March 31, 2018, selling, advertising and marketing expenses were $1,155,000, a 9.6% decrease compared to $1,278,000 for the same period in 2017.

Other Income (Expense). During the three months ended March 31, 2018, the Company incurred interest expense of $564,000, compared to interest expense during the same period of 2017 in the amount of $353,000.

For the three months ended March 31, 2018, the Company had a foreign currency transaction gain of $31,000 compared to a foreign currency transaction loss of $31,000 during the same period of 2017.

Financial Condition, Liquidity and Capital Resources

Cash Flow Items.

Operating Activities. During the three months ended March 31, 2018, net cash used in operations was $899,000, compared to net cash provided by operations during the three months ended March 31, 2017 of $3,083,000.

Significant changes in working capital items during the three months ended March 31, 2018 included:

●

An increase in accounts receivable of $466,000 compared to a decrease in accounts receivable of $2,660,000 in the same period of 2017. Sales volume increased substantially during March 2018, which resulted in increased accounts receivable as of March 31, 2018.

●	An increase in inventory of $1,995,000 compared to a decrease in inventory of $816,000 in 2017.
●	An increase in trade payables of $1,573,000 compared to a decrease in trade payables of $20,000 in 2017.
●	An increase in accrued liabilities of $127,000 compared to a decrease in accrued liabilities of $847,000 in 2017.

Investing Activity. During the three months ended March 31, 2018, cash provided by investing activity was $64,000, compared to cash used in investing activity for the same period of 2017 in the amount of $220,000.

Financing Activities. During the three months ended March 31, 2018, cash provided by financing activities was $1,223,000 compared to cash used in financing activities for the same period of 2017 in the amount of $2,856,000. Financing activity consisted principally of changes in the balances of revolving and long term debt.

Liquidity and Capital Resources.

At March 31, 2018, the Company had cash balances of $596,000 compared to cash balances of $583,000 for the same period of 2017.

Also at March 31, 2018, the Company had a working capital balance of $4,976,000 compared to a working capital balance of $9,631,000 on December 31, 2017.

As of March 31, 2018, the Company was not in compliance with two financial covenants under its credit facility. For this reason, $4.4 million of long term debt was reclassified as current debt as of March 31, 2018.  The Company and its bank are currently discussing the appropriate actions going forward with respect to this credit facility.  The Company expects to have sufficient capital to fund its operations through 2018 and beyond.

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

Critical Accounting Policies

Please see pages 23-26 of our Annual Report on Form 10-K for the year ended December 31, 2017 for a description of policies that are critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. No material changes to such information have occurred during the three months ended March 31, 2018.

Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk

Not applicable.

Item 4. Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2018, the end of the period covered by this report. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2018, to ensure that the information required to be disclosed by us in the reports that we file or submit under Security Exchange Act of 1934, as amended, (a) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) is accumulated and communicated to our management, including officers, as appropriate, to allow for timely decisions regarding required disclosure. There were no material changes in our internal control over financial reporting during the three months ended March 31, 2018 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

In July, 2017, God’s Little Gift, Inc. (d\b\a) Helium and Balloons Across America and Gary Page (“Claimants”) filed an action against the Company in the North Carolina State Court. This action was removed to the United States District Court in North Carolina. The Company filed an answer and motion to dismiss this action. The Court stayed the action based upon an arbitration clause in the agreement on which part of the action was based. On December 18, 2017, Claimants filed an arbitration claim against the Company before the American Arbitration Association in Chicago, Illinois. The Statement of Claim includes claims for alleged breach of two agreements among the parties, essentially for alleged failure by the Company to pay disputed commission amounts. Claimants also included counts for alleged unjust enrichment and tortious interference with contract. The Company has filed a response to the Statement of Claim denying all of the claims. The Company believes the claims are without merit and intends to defend all of the claims vigorously. The Company has not accrued any amounts in respect of this matter and cannot estimate the possible loss, if any, that the Company many incur with respect to it. The proceedings are at an early stage.

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
101

Interactive Data Files, including the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 15, 2018	CTI INDUSTRIES CORPORATION

	By:	/s/ Stephen M. Merrick
Stephen M. Merrick
Chief Executive Officer

	By:	/s/ Jeffrey S. Hyland
Jeffrey S. Hyland
President

	By:	/s/ Frank J. Cesario
Frank J. Cesario
Chief Financial Officer

Exhibit Index

Exhibit Number	Description
3.1	Restated Articles of Incorporation (Incorporated by reference to Exhibit A to Registrant’s Schedule 14A Definitive Proxy Statement filed April 29, 2015).
3.2	Amended and Restated By-Laws of CTI Industries Corporation (Incorporated by reference to Exhibit 3.2, contained in Registrant’s Form 8-K filed on March 17, 2017).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101

Interactive Data Files, including the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements.