Form 10-Q
period 2018-06-30
CTI INDUSTRIES CORP
filed 2018-08-13
CIK 1042187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”,  “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of the Registrant’s common stock as of August 1, 2018 was 3,530,227.

CTI Industries Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

	June 30, 2018	December 31, 2017
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents (VIE $9,000 and $51,000, respectively)	$452,826	$181,026
Accounts receivable, (less allowance for doubtful accounts of $100,000 and $114,000, respectively)	11,877,381	11,235,834
Inventories, net (VIE $470,000 and $498,000, respectively)	19,293,662	18,865,932
Prepaid expenses (VIE $131,000 and $80,000, respectively)	672,242	887,885
Other current assets	1,243,335	1,120,808

Total current assets	33,539,446	32,291,485

Property, plant and equipment:
Machinery and equipment	23,431,338	23,439,781
Building	3,367,082	3,367,082
Office furniture and equipment (VIE $298,000 and $268,000, respectively)	2,653,532	2,591,159
Intellectual property	752,044	752,044
Land	250,000	250,000
Leasehold improvements	402,482	402,963
Fixtures and equipment at customer locations	518,450	518,450
Projects under construction	160,283	121,241
	31,535,211	31,442,720
Less : accumulated depreciation and amortization (VIE $77,000 and $36,000, respectively)	(27,554,722)	(26,886,139)

Total property, plant and equipment, net	3,980,489	4,556,581

Other assets:
Goodwill (VIE $440,000 and $440,000, respectively)	1,473,176	1,473,176
Net deferred income tax asset (VIE $97,000 and $52,000, respectively)	1,222,447	1,102,467
Other assets	527,704	560,329

Total other assets	3,223,327	3,135,972

TOTAL ASSETS	$40,743,262	$39,984,038

LIABILITIES AND EQUITY
Current liabilities:
Checks written in excess of bank balance (VIE $9,000 and $16,000, respectively)	$8,996	$454,850
Trade payables (VIE $159,000 and $144,000, respectively)	6,270,221	5,414,497
Line of credit (VIE $309,000 and $338,000, respectively)	15,477,581	13,783,930
Notes payable - current portion	899,900	942,533
Notes payable affiliates - current portion	10,162	9,615
Capital Lease - current portion	-	7,562
Accrued liabilities (VIE $93,000 and $92,000, respectively)	2,020,762	2,047,893

Total current liabilities	24,687,622	22,660,880

Long-term liabilities:
Notes payable - affiliates	198,693	212,545
Notes payable, net of current portion (VIE $52,000 and $83,000, respectively)	4,210,950	4,951,581
Notes payable - officers, subordinated	1,549,937	1,507,362
Deferred gain (non current)	153,331	207,410
Total long-term debt, net of current portion	6,112,911	6,878,898

Total long-term liabilities	6,112,911	6,878,898

Equity:
CTI Industries Corporation stockholders' equity:
Preferred Stock -- no par value, 3,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock - no par value, 15,000,000 shares authorized, 3,573,885 shares issued and 3,530,227 shares outstanding	13,898,494	13,898,494
Paid-in-capital	2,377,006	2,271,261
Accumulated earnings	507,419	720,223
Accumulated other comprehensive loss	(5,707,796)	(5,365,364)
Less: Treasury stock, 43,658 shares	(160,784)	(160,784)
Total CTI Industries Corporation stockholders' equity	10,914,339	11,363,830
Noncontrolling interest	(971,610)	(919,570)
Total Equity	9,942,729	10,444,260
TOTAL LIABILITIES AND EQUITY	$40,743,262	$39,984,038

See accompanying notes to condensed consolidated unaudited financial statements

CTI Industries Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017

Net Sales	$15,984,726	$12,811,697	$29,963,903	$28,171,335

Cost of Sales	12,189,204	9,694,288	23,299,990	21,436,477

Gross profit	3,795,522	3,117,409	6,663,913	6,734,858

Operating expenses:
General and administrative	1,680,490	1,866,615	3,564,536	3,767,871
Selling	958,796	1,187,904	1,817,333	1,909,294
Advertising and marketing	331,609	537,372	628,489	1,093,781
Gain on sale of assets	(22,998)	(23,817)	(47,413)	(93,117)

Total operating expenses	2,947,897	3,568,074	5,962,945	6,677,829

Income from operations	847,625	(450,665)	700,968	57,029

Other (expense) income:
Interest expense	(550,780)	(359,782)	(1,114,840)	(732,646)
Interest income	11,389		11,043
Change in fair value of warrants	-	4,202	-	23,808
Foreign currency (loss) gain	(13,246)	(50,428)	17,783	(80,954)

Total other expense, net	(552,637)	(406,008)	(1,086,014)	(789,792)

Net income before taxes	294,988	(856,673)	(385,046)	(732,763)

Income tax expense	89,281	(263,110)	(120,202)	(187,473)

Net income	205,707	(593,563)	(264,844)	(545,290)

Less: Net (loss) income attributable to noncontrolling interest	(44,497)	(67,435)	(52,040)	(77,632)

Net income attributable to CTI Industries Corporation	$250,204	$(526,128)	$(212,804)	$(467,658)

Other Comprehensive Income (Loss)
Foreign currency adjustment	(775,497)	442,057	(342,432)	753,369
Comprehensive Income (Loss)	$(525,293)	$(84,071)	$(555,236)	$285,711

Basic income per common share	$0.07	$(0.15)	$(0.06)	$(0.13)

Diluted income per common share	$0.07	$(0.14)	$(0.06)	$(0.12)

Weighted average number of shares and equivalent shares of common stock outstanding:
Basic	3,530,227	3,616,693	3,530,227	3,616,693

Diluted	3,567,315	3,771,581	3,530,227	3,772,236

See accompanying notes to condensed consolidated unaudited financial statements

CTI Industries Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months ended June 30,
	2018	2017

Cash flows from operating activities:
Net income	$(264,844)	$(545,290)
Depreciation and amortization	701,839	781,042
Amortization of debt discount	-	95,906
Change in fair value of warrants	-	(23,808)
Stock based compensation	105,745
Amortization of deferred gain on sale/leaseback	(55,320)	(53,258)
Provision for losses on accounts receivable	(10,471)	4,117
Provision for losses on inventories	(29,386)	42,366
Deferred income taxes	(90,206)	(254,401)
Change in assets and liabilities:
Accounts receivable	(671,380)	5,311,938
Inventories	(483,573)	137,620
Prepaid expenses and other assets	115,988	(268,403)
Trade payables	800,813	(1,236,877)
Accrued liabilities	(285,976)	(788,625)

Net cash (used in) provided by operating activities	(166,771)	3,202,327

Cash flows from investing activities:
Purchases of property, plant and equipment	(18,193)	(526,565)

Net cash used in investing activities	(18,193)	(526,565)

Cash flows from financing activities:
Change in checks written in excess of bank balance	(445,854)	(613,774)
Net change in revolving line of credit	1,699,201	(1,780,835)
Repayment of long-term debt	(768,003)	(423,627)
Cash paid for deferred financing fees	(59,530)

Net cash provided by (used in) financing activities	425,814	(2,818,236)

Effect of exchange rate changes on cash	30,950	35,857

Net increase (decrease) in cash and cash equivalents	271,800	(106,617)

Cash and cash equivalents at beginning of period	181,026	563,043

Cash and cash equivalents at end of period	$452,826	$456,426

Supplemental disclosure of cash flow information:
Cash payments for interest	$934,231	$627,586
Cash Payment for Taxes		300,000

Supplemental Disclosure of non-cash investing and financing activity
Property, Plant & Equipment acquisitions funded by liabilities	$82,231	$8,704

See accompanying notes to condensed consolidated unaudited financial statements

CTI Industries Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 - Basis of Presentation

The accompanying condensed (a) consolidated balance sheet as of December 31, 2017, which has been derived from audited consolidated financial statements, and (b) the unaudited interim condensed consolidated financial statements have been prepared and, in the opinion of management, contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the consolidated financial position and the consolidated statements of comprehensive income and consolidated cash flows for the periods presented in conformity with generally accepted accounting principles for interim consolidated financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America. Operating results for the three or six month periods ended June 30, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2018. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2017.

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

As of June 30, 2018 and 2017, shares to be issued upon the exercise of options and warrants aggregated 471,000 and 360,000, respectively. The number of shares included in the determination of earnings on a diluted basis for the three months ended June 30, 2018 and 2017 were 37,000 and 153,000, respectively. For the six months ended June 30, 2018 and 2017, the same share disclosure was none and 153,000, respectively, as the former would have been anti-dilutive.

Significant Accounting Policies:

The Company’s significant accounting policies are summarized in Note 2 of the Company’s consolidated financial statements for the year ended December 31, 2017. There were no significant changes to these accounting policies during the three or six months ended June 30, 2018, respectively, except for the adoption of Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers. On January 1, 2018, we adopted ASC 606 using the modified retrospective method. The adoption of ASC 606 did not have a material impact on our consolidated financial position or results of operations, as our revenue arrangements generally consist of a single performance obligation to transfer promised goods at a fixed price.

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

Available credit under the Revolving Credit facility is determined by eligible receivables and inventory at CTI Industries (U.S.) and Flexo Universal (Mexico). We notified PNC of our failure to meet two financial covenants as of March 31, 2018. On June 8, 2018, we entered into Waiver and Amendment No. 1 (the “Amendment”) to our PNC Agreements. The Amendment modified certain covenants, added others, waived our failure to comply as previously reported, and included an amendment fee and temporary increase in interest rate.  We believe that we were in compliance with all covenants, as amended, as of June 30, 2018.

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
o

We are required to maintain a "Leverage Ratio", which is defined as the ratio of (a) Funded Debt (other than the Shareholder Subordinated Loan) as of such date of determination to (b) EBITDA (as defined in the PNC Agreements, as amended) for the applicable period then ended. The highest values for this ratio allowed by the PNC Agreements are:

Fiscal Quarter Ratio

December 31, 2017	4.75	to	1.00
March 31, 2018	4.50	to	1.00
June 30, 2018	4.50	to	1.00
September 30, 2018	4.50	to	1.00
December 31, 2018	3.50	to	1.00
March 31, 2019	3.25	to	1.00
June 30, 2019	3.00	to	1.00
September 30, 2019 and thereafter	2.75	to	1.00

o

We are required to maintain a "Fixed Charge Coverage Ratio", which is defined as the ratio of (a) EBITDA for such fiscal period, as Amended, minus Unfinanced Capital Expenditures made during such period, minus distributions (including tax distributions) and dividends made during such period, minus cash taxes paid during such period to (b) all Debt Payments made during such period. This ratio must not exceed 1.1 : 1.0 for any quarterly calculation.

o

Under the Amendment, we were required to maintain EBITDA during the fiscal month ended April 30, 2018 of no less than $300,000, and for the two fiscal months ended May 31, 2018 of no less than $750,000.

Meeting the above covenants are stipulated as a condition of the PNC Agreements.  Failing to meet them could result in increased costs, and potentially, the loss of the credit facility.  Any such failure could add financial stress to the Company, up to and including its ability to continue as a going concern.

The amendment fee was a one-time payment of $58,750. Additionally, the rate of interest increased by 2% until such time as the Fixed Charge Coverage Ratio for a twelve month period is greater than or equal to 1.10 to 1.00.

The credit agreement provides for interest at varying rates in excess of the prime rate, depending on the level of senior debt to EBITDA over time. We also entered into a swap agreement with PNC Bank to fix the interest for $3 million over 3 years. This contract was made at market value upon December 2017 execution and accounted for as a hedge.

As of December 2017, Mr. John Schwan was owed a total of approximately $1.1 million, with additional accrued interest of $400,000, by the Company. As part of the December 2017 financing with PNC, Mr. Schwan executed a subordination agreement related to these amounts due him, as evidenced by a related note representing the amount owed to Mr. Schwan. No payments were issued to Mr. Schwan during the three and six months ended June 30, 2018, with $27,000 and $54,000, respectively, of interest recorded as an expense.

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

The Company’s net income for the three months ended June 30, 2018 and net loss for the three months ended June 30, 2017 includes approximately $44,000 and $5,000, respectively, of compensation costs related to share based payments. The Company’s net loss for the six months ended June 30, 2018 and 2017 includes approximately $106,000 and $10,000, respectively, of compensation costs related to share based payments. As of June 30, 2018, there is $258,000 of unrecognized compensation expense related to non-vested stock option grants and stock grants. We expect approximately $66,000 of additional stock-based compensation expense to be recognized over the remainder of 2018, $92,000 to be recognized during 2019, and $56,000 to be recognized during 2020.

On April 10, 2009, the Board of Directors approved for adoption, and on June 5, 2009, the shareholders of the Corporation approved, a 2009 Stock Incentive Plan (“2009 Plan”). The 2009 Plan and subsequent awards categorized as inducement of employment authorized the issuance of up to 510,000 shares of stock or options to purchase stock of the Company (including cancelled shares reissued under the plan.) As of June 30, 2018, all underlying awards under the 2009 Plan had been granted and options for 471,144 shares remain outstanding.

On June 8, 2018, our shareholders approved the 2018 Stock Incentive Plan (“2018 Plan”). The 2018 Plan authorizes the issuance of up to 300,000 shares of our common stock in the form of equity-based awards.

A summary of the Company’s stock option activity, which includes grants of restricted stock, non-qualified stock options, incentive stock options, warrants and related information, is as follows:

	Shares under Option	Weighted Average Exercise Price
Balance at December 31, 2017	476,144	$3.97
Granted	-	-
Cancelled/Expired	-	-
Exercised/Issued	(5,000)	-
Outstanding at June 30, 2018	471,144	$4.01

Exercisable at June 30, 2018	157,639	$4.84

The instruments above have an aggregate intrinsic value of $287,000, which represents the total pre-tax intrinsic value (the difference between the closing price of the Company’s common stock on the last trading day of the quarter ended June 30, 2018 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all the holders exercised their options on June 30, 2018.

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

Note 5 - Other Comprehensive Income

In the six months ended June 30, 2018, the Company incurred other comprehensive loss of approximately $342,432, all from foreign currency translation adjustments.

The following table sets forth the accumulated balance of other comprehensive income and each component.

	Foreign Currency Items	Total Accumulated Other Comprehensive Income

Beginning balance as of January 1, 2018	$(5,365,364)	$(5,365,364)

Current period change, net of tax	(342,432)	(342,432)

Ending Balance as of June 30, 2018	(5,707,796)	(5,707,796)

Note 6 - Inventories, Net

	June 30, 2018	December 31, 2017
Raw materials	$2,249,764	$2,632,415
Work in process	2,957,923	3,386,078
Finished goods	14,555,629	13,347,620
Allowance for excess quantities	(469,654)	(500,181)
Total inventories	$19,293,662	$18,865,932

Note 7 - Geographic Segment Data

The Company has determined that it operates primarily in one business segment that designs, manufactures and distributes film and film related products for use in packaging, storage and novelty balloon products. The Company operates in foreign and domestic regions. Information about the Company's operations by geographic area is as follows:

	Net Sales to Outside Customers		Net Sales to Outside Customers
	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

United States	$12,075,000	$9,480,000	$21,813,000	$21,125,000
Europe	1,275,000	917,000	2,637,000	1,864,000
Mexico	2,378,000	1,956,000	4,564,000	3,979,000
United Kingdom	257,000	459,000	950,000	1,203,000

	$15,985,000	$12,812,000	$29,964,000	$28,171,000

	Total Assets at
	June 30,	December 31,
	2018	2017

United States	$27,286,000	$27,784,000
Europe	2,901,000	2,989,000
Mexico	9,473,000	8,288,000
United Kingdom	1,083,000	923,000

	$40,743,000	$39,984,000

Note 8 - Concentration of Credit Risk

Concentration of credit risk with respect to trade accounts receivable is generally limited due to the large number of entities comprising the Company's customer base. The Company performs ongoing credit evaluations and provides an allowance for potential credit losses against the portion of accounts receivable which is estimated to be uncollectible. Such losses have historically been within management's expectations. During the three and six months ended June 30, 2018 and 2017, there were two customers whose purchases represented more than 10% of the Company’s consolidated net sales, respectively. Sales to these customers for the three months ended June 30, 2018 and 2017 are as follows:

	Three Months Ended		Three Months Ended
	June 30, 2018		June 30, 2017
Customer	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Customer A	$3,660,000	22.9%	$3,867,000	30.2%
Customer B	$4,872,000	30.5%	$1,565,000	12.2%

Sales to these customers for the six months ended June 30, 2018 and 2017 are as follows:

	Six Months Ended		Six Months Ended
	June 30, 2018		June 30, 2017
Customer	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Customer A	$8,110,000	27.1%	$8,294,000	29.4%
Customer B	$7,343,000	24.5%	$4,174,000	14.8%

As of June 30, 2018, the total amounts owed to the Company by these customers were approximately $1,524,000 or 12.7% and $4,808,000 or 40.1%, of the Company’s consolidated net accounts receivable, respectively. The amounts owed at June 30, 2017 by these customers were approximately $2,104,000 or 18.7%, and $1,606,000 or 14.3% of the Company’s consolidated net accounts receivable, respectively.

Note 9 - Related Party Transactions

Until March 31,2018, Stephen M. Merrick, Chief Executive Officer of the Company, was of counsel to the law firm of Vanasco Genelly and Miller PC which provided legal services to the Company. Legal fees paid by the Company to this firm for the three months ended June 30, 2018 and 2017, respectively, were $16,000 and $38,000. Legal fees paid by the Company to this firm for the six months ended June 30, 2018 and 2017, respectively, were $88,000 and $64,000.

John H. Schwan, through an investment entity, and Stephen M. Merrick, Chief Executive Officer of the Company, also through an investment entity own, in aggregate, a 50% interest in Clever Container Company L.L.C., an Illinois limited liability company (“Clever Container”). During the three months ended June 30, 2018 and 2017, Clever Container purchased various products from the Company in the amount of $259,000 and $250,000, respectively. During the six months ended June 30, 2018 and 2017, Clever Container purchased various products from the Company in the amount of $496,000 and $454,000, respectively. As of June 30, 2018 and 2017, the balance of accounts receivable from Clever Container to the Company were $1,199,387 and $831,000, respectively. The Company owns a 28.5% interest in Clever Container.

Note 10 - Derivative Instruments; Fair Value

The Company accounts for derivative instruments in accordance with U.S. GAAP, which requires that all derivative instruments be recognized on the balance sheet at fair value. We may enter into interest rate swaps to fix the interest rate on a portion of our variable interest rate debt to reduce the potential volatility in our interest expense that would otherwise result from changes in market interest rates. Our derivative instruments are recorded at fair value and are included in accrued liabilities of our consolidated balance sheet. Our accounting policies for these instruments are based on whether they meet our criteria for designation as hedging transactions, which include the instrument’s effectiveness, risk reduction and, in most cases, a one-to-one matching of the derivative instrument to our underlying transaction. As of June 30, 2018 and December 31, 2017, we had one derivative instrument accounted for as a hedge, compared to no such instrument as of June 30, 2017. Gains and losses from changes in fair values of derivatives that are not designated as hedges for accounting purposes are recognized in the consolidated statement of operations. We have no such derivative financial instruments as of December 31, 2017. Changes in fair value for the respective periods were recognized in the consolidated statement of operations.

The interest rate swap we entered into December 14, 2017 had a three year term (ending December 14, 2020) and a notional amount of $3 million. The Company purchased a 2.25% fixed rate in exchange for the variable rate on a portion of the notes payable under the PNC Agreements, which was 1.47% at time of execution. The fair value of the swap was insignificant as of June 30, 2018 and December 31, 2017.

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

Overview

We produce film products for novelty, packaging and container applications. These products include foil balloons, latex balloons and related products, films for packaging and custom product applications, and flexible containers for packaging and consumer storage applications. We produce all of our film products for packaging, container applications and most of our foil balloons at our plant in Lake Barrington, Illinois. We produce all of our latex balloons and latex products at our facility in Guadalajara, Mexico. Substantially all of our film products for packaging and custom product applications are sold to customers in the United States. We market and sell our novelty items and flexible containers for consumer use in the United States, Mexico, Latin America, and Europe. We also market and sell vacuum sealing machines, home organizing and container products, Candy Blossoms and party goods.

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

Results of Operations

Net Sales. For the three months ended June 30, 2018, net sales were $15,985,000 compared to net sales of $12,812,000 for the same period of 2017, an increase of 25%.  The fulfillment of large Candy Blossom orders was the primary cause of this increase. For the quarters ended June 30, 2018 and 2017, net sales by product category were as follows:

	Three Months Ended
	June 30, 2018		June 30, 2017
	$	% of	$	% of
Product Category	(000) Omitted	Net Sales	(000) Omitted	Net Sales

Foil Balloons	6,508	41%	6,788	53%

Latex Balloons	2,333	14%	2,244	18%

Vacuum Sealing Products	1,865	12%	1,563	12%

Film Products	609	4%	699	5%

Other Sales	4,670	29%	1,518	12%

Total	15,985	100%	12,812	100%

For the six months ended June 30, 2018, net sales were $29,964,000 compared to net sales of $28,171,000 for the same period of 2017, an increase of 6%. For the six months ended June 30, 2018 and 2017, net sales by product category were as follows:

	Six Months Ended
	June 30, 2018		June 30, 2017
	$	% of	$	% of
Product Category	(000) Omitted	Net Sales	(000) Omitted	Net Sales

Foil Balloons	14,274	48%	15,680	57%

Latex Balloons	4,482	15%	4,349	15%

Vacuum Sealing Products	3,453	12%	3,271	12%

Film Products	1,047	3%	1,536	5%

Other Sales	6,708	22%	3,335	11%

Total	29,964	100%	28,171	100%

Foil Balloons. During the three months ended June 30, 2018, revenues from the sale of foil balloons decreased by 4% compared to the prior year period from $6,788,000 to $6,508,000. During the six months ended June 30, 2018, revenues from the sale of foil balloons decreased by 9% compared to the prior year period from $15,680,000 to $14,274,000. During the first half of 2018, foil balloon sales to our largest customer decreased to $8,110,000 from $8,293,000 in the first half of 2017.

Latex Balloons. During the three months ended June 30, 2018, revenues from the sale of latex balloons increased by 4% compared to the prior year period, from $2,244,000 to $2,333,000. During the six months ended June 30, 2018, revenues from the sale of latex balloons increased by 3% compared to the prior year period, from $4,349,000 to $4,482,000.

Vacuum Sealing Products. During the three months ended June 30, 2018, revenues from the sale of pouches and vacuum sealing machines increased by 19.3% compared to the prior year, from $1,563,000 to $1,865,000. During the six months ended June 30, 2018, revenues from the sale of pouches and vacuum sealing machines showed a recovery from 2017 levels by showing an increase of 6% compared to the prior year, from $3,271,000 to $3,453,000. As of July 2018, changes in tariffs between the United States and China may negatively impact the cost, manufacturing location, distribution and ultimate viability of vacuum sealing machines and related products. We are assessing our options in this area.

Films. During the three months ended June 30, 2018, revenues from the sale of laminated film products decreased by 13% compared to the prior year period from $699,000 to $609,000. During the six months ended June 30, 2018, revenues from the sale of laminated film products decreased by 32% compared to the prior year period from $1,536,000 to $1,047,000.  During the six months ended June 30, 2018, 93% of our sales of laminated film products were to a single customer.

Other Revenues. During the three months ended June 30, 2018, revenues from the sale of various other products increased by 207% to $4,671,000 compared to revenues from other products in the same period in 2017 of $1,518,000. During the six months ended June 30, 2018, revenues from the sale of various other products increased by 50% to $6,708,000 compared to revenues from other products in the same period in 2017 of $3,335,000. The revenues from the sale of other products include (i) sales of a line of “Candy Blossoms” consisting of candy and small inflated balloons sold in small containers in the amount of $3,470,000, (ii) the sale of accessories and supply items related to balloon products, (iii) sales by Clever Container Company, L.L.C. which engages in the direct sale of container and organizing products through a network of independent distributors and (iv) sales of party goods in Mexico by Flexo Universal. During the third quarter of 2018, we believe that changes in tariffs between the United States and China may negatively impact the cost of products sold by Clever Container Company, L.L.C., which may negatively impact profitability.

Sales to a limited number of customers continue to represent a large percentage of our net sales. The table below illustrates the impact on sales of our top three and ten customers for the three months ended June 30, 2018 and 2017.

	Three Months Ended June 30,		Six Months Ended June 30,
	% of Sales		% of Sales
	2018	2017	2018	2017

Top 3 Customers	57.5%	47.7%	55.1%	49.5%

Top 10 Customers	72.5%	65.3%	69.1%	65.8%

During the three and six months ended June 30, 2018, there were two customers whose purchases represented more than 10% of the Company’s consolidated net sales. Sales to these customers for the three months ended June 30, 2018 were $3,660,000 or 22.9%, and $4,872,000 or 30.5%, of consolidated net sales, respectively. Sales to these customers for the three months ended June 30, 2017 were $3,867,000 or 30.2%, and $1,565,000 or 12.2%, of consolidated net sales, respectively. Sales to these customers for the six months ended June 30, 2018 were $8,110,000 or 27.1%, and $7,343,000 or 24.5%, of consolidated net sales, respectively. Sales to these customers for the six months ended June 30, 2017 were $8,294,000 or 29.4%, and $4,174,000 or 14.8%, of consolidated net sales, respectively. The amounts owed at June 30, 2018 by these customers were $1,524,000 or 12.8%, and $4,808,000 or 40.5%, of the Company’s consolidated net accounts receivable, respectively. As of June 30, 2017, the total amounts owed to the Company by these customers were $2,104,000 or 18.7%, and $1,606,000 or 14.3% of the Company’s consolidated net accounts receivable, respectively.

Cost of Sales. During the three months ended June 30, 2018, the cost of sales was $12,189,000, a 26% increase from $9,694,000 for the three months ended June 30, 2017. During the six months ended June 30, 2018, the cost of sales was $23,300,000, a 9% increase from $21,436,000 for the six months ended June 30, 2017. The increase in cost of sales was largely due to higher sales volume (25% and 6%, respectively.)

General and Administrative. During the three months ended June 30, 2018, general and administrative expenses were $1,680,000, a decrease of 10% compared to $1,867,000 for the same period in 2017. During the six months ended June 30, 2018, general and administrative expenses were $3,565,000, a decrease of 5% compared to $3,768,000 for the same period in 2017.  We implemented cost reduction programs during 2017 and 2018, resulting in this decrease of general and administrative expenses.

Selling, Advertising and Marketing. During the three months ended June 30, 2018, selling, advertising and marketing expenses were $1,290,000, a 25% decrease compared to $1,725,000 for the same period in 2017. During the six months ended June 30, 2018, selling, advertising and marketing expenses were $2,446,000, a 19% decrease compared to $3,003,000 for the same period in 2017.  As with general and administrative expenses, the cost reduction programs implemented during 2017 and 2018 caused the decrease in selling, advertising and marketing expenses.

Other Income (Expense). During the three months ended June 30, 2018, the Company incurred interest expense of $551,000, compared to interest expense during the same period of 2017 in the amount of $360,000. During the six months ended June 30, 2018, the Company incurred interest expense of $1,115,000, compared to interest expense during the same period of 2017 in the amount of $733,000.

For the three months ended June 30, 2018, the Company had a foreign currency transaction loss of $13,000 compared to a foreign currency transaction loss of $50,000 during the same period of 2017. For the six months ended June 30, 2018, the Company had a foreign currency transaction gain of $18,000 compared to a foreign currency transaction loss of $81,000 during the same period of 2017.

Financial Condition, Liquidity and Capital Resources

Cash Flow Items.

Operating Activities. During the six months ended June 30, 2018, net cash used in operations was $167,000, compared to net cash provided by operations during the six months ended June 30, 2017 of $3,202,000.

Significant changes in working capital items during the six months ended June 30, 2018 included:

●	An increase in accounts receivable of $671,000 compared to a decrease in accounts receivable of $5,312,000 in the same period of 2017.
●	An increase in inventory of $484,000 compared to a decrease in inventory of $138,000 in 2017.
●	An increase in trade payables of $801,000 compared to a decrease in trade payables of $1,237,000 in 2017.
●	An decrease in accrued liabilities of $286,000 compared to a decrease in accrued liabilities of $789,000 in 2017.

Investing Activity. During the six months ended June 30, 2018, cash used in investing activity was $18,000, compared to cash used in investing activity for the same period of 2017 in the amount of $527,000.

Financing Activities. During the six months ended June 30, 2018, cash used in financing activities was $426,000 compared to cash used in financing activities for the same period of 2017 in the amount of $2,818,000. Financing activity consisted principally of changes in the balances of revolving and long term debt.

Liquidity and Capital Resources.

At June 30, 2018, the Company had cash balances of $453,000 compared to cash balances of $456,000 for the same period of 2017.

Also at June 30, 2018, the Company had a working capital balance of $8,852,000 compared to a working capital balance of $9,631,000 on December 31, 2017.

As of June 30, 2018, the Company believes that it was in compliance with all covenants under its credit facility. The Company previously reported being out of compliance with two covenants as of March 31, 2018. The credit facility was subsequently amended and the previously reported incident of compliance failure was waived. Such amendment and waiver included a reset of covenants, two new covenant terms, a one-time modification payment and a temporarily higher rate of interest.

Seasonality

In the foil balloon product line, sales have historically been seasonal with approximately 40% occurring in the period from December through March of the succeeding year and 24% being generated in the period July through October in recent years. Vacuum sealing product sales are also seasonal; approximately 60% of sales in this product line occur in the period from July through December. This traditional seasonality may be impacted by ongoing developments in tariffs between the United States and other parties, particularly China.

Critical Accounting Policies

Please see pages 23-26 of our Annual Report on Form 10-K for the year ended December 31, 2017 for a description of policies that are critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. No material changes to such information have occurred during the three months ended June 30, 2018.

Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk

Not applicable.

Item 4. Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2018, the end of the period covered by this report. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2018, to ensure that the information required to be disclosed by us in the reports that we file or submit under Security Exchange Act of 1934, as amended, (a) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) is accumulated and communicated to our management, including officers, as appropriate, to allow for timely decisions regarding required disclosure. There were no material changes in our internal control over financial reporting during the three months ended June 30, 2018 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 1A. Risk Factors

Ongoing developments in tariffs between the United States and other parties, primarily China, may have a negative impact on the Company. Vacuum Sealing machines are manufactured in China, and many of the products sold by Clever Container are also sourced from China. Added costs related to new tariffs would likely create negative pressure on profitability and potentially challenge the ultimate viability of these and related product areas.  Any such outcome would negatively impact the Company's financial position.

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
101

Interactive Data Files, including the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 13, 2018	CTI INDUSTRIES CORPORATION

	By:	/s/ Stephen M. Merrick
Stephen M. Merrick
Chief Executive Officer

By:	/s/Jeffrey S. Hyland
Jeffrey S. Hyland
President

By:	/s/Frank J. Cesario
Frank J. Cesario
Chief Financial Officer

Exhibit Index

Exhibit Number	Description
3.1	Restated Articles of Incorporation (Incorporated by reference to Exhibit A to Registrant’s Schedule 14A Definitive Proxy Statement filed April 29, 2015).
3.2	Amended and Restated By-Laws of CTI Industries Corporation (Incorporated by reference to Exhibit 3.2, contained in Registrant’s Form 8-K filed on March 17, 2017).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101

Interactive Data Files, including the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements.