Form 10-Q
period 2018-09-30
CTI INDUSTRIES CORP
filed 2018-11-13
CIK 1042187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018
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

The number of shares outstanding of the Registrant’s common stock as of November 1, 2018 was 3,530,227.

CTI Industries Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
	September 30, 2018	December 31, 2017
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents (VIE $2,000 and $2,000, respectively)	$273,839	$181,026
Accounts receivable, (less allowance for doubtful accounts of $76,000 and $114,000, respectively)	9,676,660	11,235,834
Inventories, net (VIE $459,000 and $498,000, respectively)	19,831,819	18,865,932
Prepaid expenses (VIE $162,000 and $80,000, respectively)	1,458,860	887,885
Other current assets	1,397,204	1,120,808

Total current assets	32,638,382	32,291,485

Property, plant and equipment:
Machinery and equipment	23,582,048	23,439,781
Building	3,367,082	3,367,082
Office furniture and equipment (VIE $303,000 and $268,000, respectively)	2,662,556	2,591,159
Intellectual property	752,044	752,044
Land	250,000	250,000
Leasehold improvements	410,683	402,963
Fixtures and equipment at customer locations	518,450	518,450
Projects under construction	360,827	121,241
	31,903,690	31,442,720
Less : accumulated depreciation and amortization (VIE $91,000 and $36,000, respectively)	(27,925,082)	(26,886,139)

Total property, plant and equipment, net	3,978,608	4,556,581

Other assets:
Goodwill (VIE $440,000 and $440,000, respectively)	1,473,176	1,473,176
Net deferred income tax asset (VIE $105,000 and $52,000, respectively)	1,431,634	1,102,467
Other assets	537,806	560,329

Total other assets	3,442,616	3,135,972

TOTAL ASSETS	$40,059,606	$39,984,038

LIABILITIES AND EQUITY
Current liabilities:
Checks written in excess of bank balance (VIE $11,000 and $16,000, respectively)	$604,297	$454,850
Trade payables (VIE $258,000 and $144,000, respectively)	5,925,071	5,414,497
Line of credit (VIE $285,000 and $338,000, respectively)	14,616,666	13,783,930
Notes payable - current portion	4,867,924	942,533
Notes payable affiliates - current portion	11,028	9,615
Capital Lease - current portion	-	7,562
Accrued liabilities (VIE $91,000 and $92,000, respectively)	2,116,742	2,047,893

Total current liabilities	28,141,728	22,660,880

Long-term liabilities:
Notes payable - affiliates	192,737	212,545
Notes payable, net of current portion (VIE $38,000 and $83,000, respectively)	356,356	4,951,581
Notes payable - officers, subordinated	1,573,302	1,507,362
Deferred gain (non current)	133,447	207,410
Deferred income tax liability	-	-
Total long-term debt, net of current portion	2,255,842	6,878,898

Total long-term liabilities	2,255,842	6,878,898

Equity:
CTI Industries Corporation stockholders' equity:
Preferred Stock -- no par value, 3,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock - no par value, 15,000,000 shares authorized, 3,573,885 shares issued and 3,530,227 shares outstanding	13,898,494	13,898,494
Paid-in-capital	2,410,711	2,271,261
Accumulated earnings	(51,877)	720,223
Accumulated other comprehensive loss	(5,475,969)	(5,365,364)
Less: Treasury stock, 43,658 shares	(160,784)	(160,784)
Total CTI Industries Corporation stockholders' equity	10,620,575	11,363,830
Noncontrolling interest	(958,539)	(919,570)
Total Equity	9,662,036	10,444,260
TOTAL LIABILITIES AND EQUITY	$40,059,606	$39,984,038

See accompanying notes to condensed consolidated unaudited financial statements

CTI Industries Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017

Net Sales	$11,525,469	$13,225,954	$41,489,372	$41,397,288

Cost of Sales	9,336,935	10,039,044	32,636,925	31,475,520

Gross profit	2,188,534	3,186,910	8,852,447	9,921,768

Operating expenses:
General and administrative	1,509,804	1,923,315	5,074,340	5,691,186
Selling	728,303	861,856	2,545,635	2,771,150
Advertising and marketing	302,985	454,927	931,475	1,548,709
Gain on sale of assets	(24,061)	(27,426)	(71,474)	(119,127)
Other operating income		-		(1,416)
Total operating expenses	2,517,031	3,212,672	8,479,976	9,890,502

(Loss) Income from operations	(328,497)	(25,762)	372,471	31,266

Other (expense) income:
Interest expense	(471,268)	(367,391)	(1,586,108)	(1,100,038)
Interest income	5,423		16,467
Change in fair value of warrants		(3,809)		19,999
Foreign currency loss	35,528	(11,430)	53,311	(92,382)

Total other expense, net	(430,317)	(382,630)	(1,516,330)	(1,172,421)

Net (loss) before taxes	(758,814)	(408,392)	(1,143,859)	(1,141,155)

Income tax expense	(212,589)	(125,678)	(332,791)	(313,151)

Net (loss)	(546,225)	(282,714)	(811,068)	(828,004)

Less: Net (loss) income attributable to noncontrolling interest	13,072	(8,014)	(38,968)	(85,645)

Net loss attributable to CTI Industries Corporation	$(559,297)	$(274,700)	$(772,100)	$(742,359)

Other Comprehensive Income (Loss)
Foreign currency adjustment	231,827	(260,469)	(110,605)	492,900
Comprehensive Income (Loss)	$(327,470)	$(535,169)	$(882,705)	$(249,459)

Basic loss per common share	$(0.16)	$(0.08)	$(0.22)	$(0.20)

Diluted loss per common share	$(0.16)	$(0.08)	$(0.22)	$(0.20)

Weighted average number of shares and equivalent shares of common stock outstanding:
Basic	3,530,227	3,641,439	3,530,227	3,641,439

Diluted	3,530,227	3,641,439	3,530,227	3,789,081

See accompanying notes to condensed consolidated unaudited financial statements

CTI Industries Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended September 30,
	2018	2017

Cash flows from operating activities:
Net (loss) income	$(811,068)	$(828,004)
Depreciation and amortization	981,449	1,163,736
Amortization of debt discount	-	112,622
Change in fair value of warrants	-	(19,999)
Stock based compensation	139,450	-
Amortization of deferred gain on sale/leaseback	(83,394)	(84,759)
Provision for losses on accounts receivable	(40,924)	(20,882)
Provision for losses on inventories	14,250	94,518
Deferred income taxes	(347,725)	(409,621)
Change in assets and liabilities:
Accounts receivable	1,717,018	5,864,010
Inventories	(819,293)	(324,813)
Prepaid expenses and other assets	(776,294)	16,362
Trade payables	385,715	(60,770)
Accrued liabilities	(267,938)	(272,183)

Net cash provided by operating activities	$91,246	$5,230,217

Cash flows from investing activities:
Purchases of property, plant and equipment	(323,785)	(735,567)

Net cash used in investing activities	$(323,785)	$(735,567)

Cash flows from financing activities:
Change in checks written in excess of bank balance	149,447	(1,170,599)
Net change in revolving line of credit	821,390	(2,758,809)
Repayment of long-term debt (related parties $17,000 and $0)	(697,040)	(466,638)
Cash paid for deferred financing fees	(32,805)	(20,298)

Net cash (used in) provided by financing activities	$240,992	$(4,416,344)

Effect of exchange rate changes on cash	84,360	(316,637)

Net increase (decrease) in cash and cash equivalents	92,813	(238,331)

Cash and cash equivalents at beginning of period	181,026	563,043

Cash and cash equivalents at end of period	$273,839	$324,712

Supplemental disclosure of cash flow information:
Cash payments for interest	1,381,149	934,057
Cash payments for taxes	-	300,000

Supplemental Disclosure of non-cash investing and financing activity
Exchange of Note Payable for Warrants		797,881
Property, Plant & Equipment acquisitions funded by liabilities	$39,319	$19,580

See accompanying notes to condensed consolidated unaudited financial statements

CTI Industries Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 - Basis of Presentation

The accompanying condensed (a) consolidated balance sheet as of December 31, 2017, which has been derived from audited consolidated financial statements, and (b) the unaudited interim condensed consolidated financial statements have been prepared and, in the opinion of management, contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the consolidated financial position and the consolidated statements of comprehensive income and consolidated cash flows for the periods presented in conformity with generally accepted accounting principles for interim consolidated financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America. Operating results for the three months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2018. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2017.

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

As of September 30, 2018 and 2017, shares to be issued upon the exercise of options and warrants aggregated 471,000 and 205,000, respectively.  The number of shares included in the determination of earnings on a diluted basis for the three months ended September 30, 2018 and 2017 were 25,000 and 282,000, respectively.  For the nine months ended September 30, 2018 and 2017, the same share disclosure was 25,000 and 178,000, respectively.

Significant Accounting Policies:

The Company’s significant accounting policies are summarized in Note 2 of the Company’s consolidated financial statements for the year ended December 31, 2017. There were no significant changes to these accounting policies during the three or nine months ended September 30, 2018, respectively, except for the adoption of Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers. On January 1, 2018, we adopted ASC 606 using the modified retrospective method. The adoption of ASC 606 did not have a material impact on our consolidated financial position or results of operations, as our revenue arrangements generally consist of a single performance obligation to transfer promised goods at a fixed price.

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

Available credit under the Revolving Credit facility is determined by eligible receivables and inventory at CTI Industries (U.S.) and Flexo Universal (Mexico). We notified PNC of our failure to meet two financial covenants as of March 31, 2018. On June 8, 2018, we entered into Waiver and Amendment No. 1 (the “Amendment 1”) to our PNC Agreements. The Amendment modified certain covenants, added others, waived our failure to comply as previously reported, and included an amendment fee and temporary increase in interest rate. During September 2018, we filed a preliminary prospectus on Form S-1 for a planned equity issuance. On October 8, 2018, we entered into Consent and Amendment No. 2 (the “Amendment 2”) to our PNC Agreements. Amendment 2 reduced the amount of new funding proceeds that must be used to repay the term loan from $5 million to $2 million and waived the calculation of financial ratios for the period ended September 30, 2018, in exchange for a new covenant committing to raise at least $7.5 million in gross proceeds from our equity issuance by November 15, 2018 and pay an amendment fee. As of the date of this filing market conditions have forced us to postpone the offering, and thus any ultimate proceeds would occur after November 15, 2018. We intend to engage our bank to resolve this impending failure to meet our amended covenant. As we expect to be out of compliance with this requirement, we have reclassified long-term bank debt to current liabilities on our balance sheet. See Note 3 for a related discussion of the impact of this event.

Certain terms of the PNC Agreements, as amended, include:

●	Restrictive Covenants: The Credit Agreement includes several restrictive covenants under which we are prohibited from, or restricted in our ability to:
o	Borrow money;
o	Pay dividends and make distributions;
o	Make certain investments;
o	Use assets as security in other transactions;
o	Create liens;
o	Enter into affiliate transactions;
o	Merge or consolidate; or
o	Transfer and sell assets.

●	Financial Covenants: The Credit Agreement, as amended, includes a series of financial covenants we are required to meet including:
o

We are required to maintain a "Leverage Ratio", which is defined as the ratio of (a) Funded Debt (other than the Shareholder Subordinated Loan) as of such date of determination to (b) EBITDA (as defined in the PNC Agreements, as amended) for the applicable period then ended. The highest values for this ratio allowed by the PNC Agreements are:

Fiscal Quarter Ratio

December 31, 2017	4.75	to	1.00
March 31, 2018	4.50	to	1.00
June 30, 2018	4.50	to	1.00
September 30, 2018	not applicable
December 31, 2018	3.50	to	1.00
March 31, 2019	3.25	to	1.00
June 30, 2019	3.00	to	1.00
September 30, 2019 and thereafter	2.75	to	1.00

o

We are required to maintain a "Fixed Charge Coverage Ratio", which is defined as the ratio of (a) EBITDA for such fiscal period, as amended, minus Unfinanced Capital Expenditures made during such period, minus distributions (including tax distributions) and dividends made during such period, minus cash taxes paid during such period to (b) all Debt Payments made during such period. This ratio must not exceed 1.1 : 1.0 for any quarterly calculation. Amendment 2 eliminated the calculation of this ratio for the period ended September 30, 2018.

o

Under Amendment 1, we were required to maintain EBITDA during the fiscal month ended April 30, 2018 of no less than $300,000, and for the two fiscal months ended May 31, 2018 of no less than $750,000. Under Amendment 2 we are required to raise at least $7.5 million in gross proceeds from our equity issuance by November 15, 2018.

Meeting the above covenants are stipulated as a condition of the PNC Agreements. Failing to meet them could result in increased costs, and potentially, the loss of the credit facility. Any such failure could add financial stress to the Company, up to and including its ability to continue as a going concern.

The Amendment 1 fee was a one-time payment of $58,750. Additionally, the rate of interest increased by 2% until such time as the Fixed Charge Coverage Ratio for a twelve month period is greater than or equal to 1.10 to 1.00. The Amendment 2 fee was $34,500.

The credit agreement provides for interest at varying rates in excess of the prime rate, depending on the level of senior debt to EBITDA over time. We also entered into a swap agreement with PNC Bank to fix the interest for $3 million over 3 years. This contract was made at market value upon December 2017 execution and accounted for as a hedge.

As of December 2017, Mr. John Schwan was owed a total of approximately $1.1 million, with additional accrued interest of $400,000, by the Company. As part of the December 2017 financing with PNC, Mr. Schwan executed a subordination agreement related to these amounts due him, as evidenced by a related note representing the amount owed to Mr. Schwan. No payments were issued to Mr. Schwan during the three months ended September 30, 2018, with $23,000 of interest recorded as an expense.

Note 3 – Going Concern

The Company’s primary sources of liquidity are cash and cash equivalents as well as availability under the Credit Agreement with PNC (see Note 2).  As noted in Note 2, we initiated an equity issuance process and entered into an amendment with PNC that would have allowed us more flexibility in the use of any equity proceeds, and committed us to raise at least $7.5 million by November 15, 2018.  As we believe that condition will not be met, we expect to be in violation of our Agreement, as amended.

Management’s plans include:

(1)     Working with our bank to resolve this anticipated compliance failure,

(2)     Exploring alternative funding sources,

(3)     Evaluating and potentially executing a sale/leaseback transaction of our facility in Lake Barrington, IL, and

(4)     Continuing with the equity raise at the first opportunity that we think it likely to be successful.

Management Assessment

Based upon our historical ability to obtain necessary financing and our current expectations of future cash flow from operations, we believe we are likely to obtain necessary amendments and/or financing that will allow us to meet current obligations and to continue operating as a going concern.  We do not have firm commitments from lenders or other investors at this time for a resolution.

Note 4 - Stock-Based Compensation; Changes in Equity

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

The Company’s net loss for the three months ended September 30, 2018 and net loss for the three months ended September 30, 2017 includes approximately $34,000 and $2,000, respectively, of compensation costs related to share based payments. The Company’s net loss for the nine months ended September 30, 2018 and 2017 includes approximately $139,000 and $12,000 respectively, of compensation costs related to share based payments. As of September 30, 2018, there is $225,000 of unrecognized compensation expense related to non-vested stock option grants and stock grants. We expect approximately $32,000 of additional stock-based compensation expense to be recognized over the remainder of 2018, $92,000 to be recognized during 2019, and $56,000 to be recognized during 2020.

On April 10, 2009, the Board of Directors approved for adoption, and on June 5, 2009, the shareholders of the Corporation approved, a 2009 Stock Incentive Plan (“2009 Plan”). The 2009 Plan and subsequent awards categorized as inducement of employment authorized the issuance of up to 510,000 shares of stock or options to purchase stock of the Company (including cancelled shares reissued under the plan.) As of September 30, 2018, all underlying awards under the 2009 Plan had been granted and options for 471,144 shares remain outstanding.

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

A summary of the Company’s stock option activity, which includes grants of restricted stock, non-qualified stock options, incentive stock options, warrants and related information, is as follows:

	Shares under Option	Weighted Average Exercise Price
Balance at December 31, 2017	476,144	$3.97
Granted	-	-
Cancelled/Expired	-	-
Exercised/Issued	(5,000)	-
Outstanding at September 30, 2018	471,144	$4.01

Exercisable at September 30, 2018	157,639	$4.84

The instruments above have an aggregate intrinsic value of $83,000, which represents the total pre-tax intrinsic value (the difference between the closing price of the Company’s common stock on the last trading day of the quarter ended September 30, 2018 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all the holders exercised their options on September 30, 2018.

Note 5 - Legal Proceedings

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

Note 6 - Other Comprehensive Income

In the nine months ended September 30, 2018, the Company incurred other comprehensive loss of approximately $111,000, all from foreign currency translation adjustments.

The following table sets forth the accumulated balance of other comprehensive income and each component.

	Foreign Currency Items	Total Accumulated Other Comprehensive Income

Beginning balance as of January 1, 2018	$(5,365,364)	$(5,365,364)

Current period change, net of tax	(110,605)	(110,605)

Ending Balance as of September 30, 2018	(5,475,969)	(5,475,969)

Note 7 - Inventories, Net

	September 30, 2018	December 31, 2017
Raw materials	$2,300,859	$2,632,415
Work in process	3,038,275	3,386,078
Finished goods	15,006,551	13,347,620
Allowance for excess quantities	(513,866)	(500,181)
Total inventories	$19,831,819	$18,865,932

Note 8 - Geographic Segment Data

The Company has determined that it operates primarily in one business segment that designs, manufactures and distributes film and film related products for use in packaging, storage and novelty balloon products. The Company operates in foreign and domestic regions. Information about the Company's operations by geographic area is as follows:

	Net Sales to Outside Customers		Net Sales to Outside Customers
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

United States	$7,736,000	$9,039,000	$29,549,000	$30,165,000
Europe	1,158,000	1,261,000	3,795,000	3,125,000
Mexico	2,396,000	2,627,000	6,959,000	6,605,000
United Kingdom	236,000	299,000	1,186,000	1,502,000

	$11,526,000	$13,226,000	$41,489,000	$41,397,000

	Total Assets at
	September 30,	December 31,
	2018	2017

United States	$25,644,000	$27,784,000
Europe	3,043,000	2,989,000
Mexico	10,283,000	8,288,000
United Kingdom	1,089,000	923,000

	$40,059,000	$39,984,000

Note 9 - Concentration of Credit Risk

Concentration of credit risk with respect to trade accounts receivable is generally limited due to the large number of entities comprising the Company's customer base. The Company performs ongoing credit evaluations and provides an allowance for potential credit losses against the portion of accounts receivable which is estimated to be uncollectible. Such losses have historically been within management's expectations. During the three and nine months ended September 30, 2018 and 2017, there were two customers whose purchases represented more than 10% of the Company’s consolidated net sales, respectively. Sales to these customers for the three months ended September 30, 2018 and 2017 are as follows:

	Three Months Ended		Three Months Ended
	September 30, 2018		September 30, 2017
Customer	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Customer A	$2,686,030	23.3%	3,195,486	24.2%
Customer B	2,395,460	20.8%	2,283,424	17.3%

Sales to these customers for the nine months ended September 30, 2018 and 2017 are as follows:

	Nine Months Ended		Nine Months Ended
	September 30, 2018		September 30, 2017
Customer	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Customer A	$10,796,452	26.0%	$11,489,409	27.8%
Customer B	9,737,989	23.5%	6,457,251	15.6%

As of September 30, 2018, the total amounts owed to the Company by these customers were approximately $1,702,000 or 17.6% and $2,241,000 or 23.2%, of the Company’s consolidated net accounts receivable, respectively. The amounts owed at September 30, 2017 by these customers were approximately $1,491,000 or 19.6%, and $1,631,000 or 21.5% of the Company’s consolidated net accounts receivable, respectively.

Note 10 - Related Party Transactions

Until March 31, 2018, Stephen M. Merrick, Chief Executive Officer of the Company, was of counsel to the law firm of Vanasco Genelly and Miller PC, which provided legal services to the Company. Legal fees paid by the Company to this firm for the three months ended September 30, 2018 and 2017, respectively, were $0 and $29,000. Legal fees paid by the Company to this firm for the nine months ended September 30, 2018 and 2017, respectively, were $88,000 and $93,000.

John H. Schwan, through an investment entity, and Stephen M. Merrick, Chief Executive Officer of the Company, also through an investment entity own, in aggregate, a 50% interest in Clever Container Company L.L.C., an Illinois limited liability company (“Clever Container”). During the three months ended September 30, 2018 and 2017, Clever Container purchased various products from the Company in the amount of $198,000 and $262,000, respectively. During the nine months ended September 30, 2018 and 2017, Clever Container purchased various products from the Company in the amount of $640,000 and $716,000, respectively. As of September 30, 2018 and 2017, the balance of accounts receivable from Clever Container to the Company were $1,278,000 and $924,000, respectively. The Company owns a 28.5% interest in Clever Container.

Note 11 - Derivative Instruments; Fair Value

The Company accounts for derivative instruments in accordance with U.S. GAAP, which requires that all derivative instruments be recognized on the balance sheet at fair value. We may enter into interest rate swaps to fix the interest rate on a portion of our variable interest rate debt to reduce the potential volatility in our interest expense that would otherwise result from changes in market interest rates. Our derivative instruments are recorded at fair value and are included in accrued liabilities of our consolidated balance sheet. Our accounting policies for these instruments are based on whether they meet our criteria for designation as hedging transactions, which include the instrument’s effectiveness, risk reduction and, in most cases, a one-to-one matching of the derivative instrument to our underlying transaction. As of September 30, 2018 and December 31, 2017, we had one derivative instrument accounted for as a hedge, compared to no such instrument as of September 30, 2017. Gains and losses from changes in fair values of derivatives that are not designated as hedges for accounting purposes are recognized in the consolidated statement of operations. We have no such derivative financial instruments as of December 31, 2017. Changes in fair value for the respective periods were recognized in the consolidated statement of operations.

The interest rate swap we entered into December 14, 2017 had a three year term (ending December 14, 2020) and a notional amount of $3 million. The Company purchased a 2.25% fixed rate in exchange for the variable rate on a portion of the notes payable under the PNC Agreements, which was 1.47% at time of execution. The fair value of the swap was insignificant as of September 30, 2018 and December 31, 2017.

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

Results of Operations

Net Sales. For the three months ended September 30, 2018, net sales were $11,525,000 compared to net sales of $13,226,000 for the same period of 2017, a decrease of 12%. For the quarters ended September 30, 2018 and 2017, net sales by product category were as follows:

	Three Months Ended
	September 30, 2018		September 30, 2017
	$	% of	$	% of
Product Category	(000) Omitted	Net Sales	(000) Omitted	Net Sales

Foil Balloons	4,576	40%	5,767	44%

Latex Balloons	2,466	21%	2,620	20%

Vacuum Sealing Products	2,517	22%	2,397	18%

Film Products	320	3%	658	5%

Other Sales	1,646	14%	1,784	13%

Total	11,525	100%	13,226	100%

For the nine months ended September 30, 2018, net sales were $41,489,000 compared to net sales of $41,397,000 for the same period of 2017. For the nine months ended September 30, 2018 and 2017, net sales by product category were as follows:

	Nine Months Ended
	September 30, 2018		September 30, 2017
	$	% of	$	% of
Product Category	(000) Omitted	Net Sales	(000) Omitted	Net Sales

Foil Balloons	18,850	46%	21,447	52%

Latex Balloons	6,949	17%	6,969	17%

Vacuum Sealing Products	5,970	14%	5,668	14%

Film Products	1,367	3%	2,194	5%

Other Sales	8,353	20%	5,119	12%

Total	41,489	100%	41,397	100%

Foil Balloons. During the three months ended September 30, 2018, revenues from the sale of foil balloons decreased by 20% compared to the prior year period from $5,767,000 to $4,576,000. During the nine months ended September 30, 2018, revenues from the sale of foil balloons decreased by 12% compared to the prior year period from $21,447,000 to $18,850,000. During the first nine months of 2018, foil balloon sales to our largest customer decreased to $11,030,000 from $11,712,000 in the first nine months of 2017.

Latex Balloons. During the three months ended September 30, 2018, revenues from the sale of latex balloons decreased by 6% compared to the prior year period, from $2,620,000 to $2,466,000. During the nine months ended September 30, 2018, revenues from the sale of latex balloons slightly decreased compared to the prior year, from $6,969,000 to $6,949,000.

Vacuum Sealing Products. During the three months ended September 30, 2018, revenues from the sale of pouches and vacuum sealing machines increased 5% compared to the prior year, from $2,397,000 to $2,517,000. During the nine months ended September 30, 2018, revenues from the sale of pouches and vacuum sealing machines increased by 5% compared to the prior year, from $5,668,000 to $5,970,000. As of July 2018, changes in tariffs between the United States and China have negatively impact the cost and other aspects of vacuum sealing machines and related products. As of September, we have increased customer pricing to absorb the increased cost. Also, as of September 2018 we have a launched a new vacuum sealing machine.

Films. During the three months ended September 30, 2018, revenues from the sale of laminated film products decreased by 51% compared to the prior year period from $658,000 to $320,000. During the nine months ended September 30, 2018, revenues from the sale of laminated film products decreased by 38% compared to the prior year period from $2,194,000 to $1,367,000.

Other Revenues.  During the three months ended September 30, 2018, revenues from the sale of various other products decreased by 8% to $1,646,000 compared to revenues from other products in the same period in 2017 of $1,784,000.  During the nine months ended September 30, 2018, revenues from the sale of various other products increased by 63% to $8,353,000 compared to revenues from other products in the same period in 2017 of $5,119,000.  The revenues from the sale of other products during the first nine months of 2018 include (i) sales of a line of “Candy Blossoms” consisting of candy and small inflated balloons sold in small containers in the amount of approximately $3,500,000, (ii) the sale of accessories and supply items related to balloon products, (iii) sales by Clever Container Company, L.L.C. which engages in the direct sale of container and organizing products through a network of independent distributors (iv) sales of party goods in Mexico by Flexo Universal.  We believe that changes in tariffs between the United States and China may negatively impact the cost of products sold by Clever Container Company, L.L.C., which may negatively impact profitability.

Sales to a limited number of customers continue to represent a large percentage of our net sales.

The table below illustrates the impact on sales of our top three and ten customers for the three months ended September 30, 2018 and 2017.

	Three Months Ended September 30,		Nine Months Ended September 30,
	% of Sales		% of Sales
	2018	2017	2018	2017

Top 3 Customers	50%	47%	60%	50%

Top 10 Customers	67%	66%	74%	65%

During the three and nine months ended September 30, 2018, there were two customers whose purchases represented more than 10% of the Company’s consolidated net sales. Sales to these customers for the three months ended September 30, 2018 were $2,686,000 or 23%, and $2,395,000 or 21%, of consolidated net sales, respectively. Sales to these customers for the three months ended September 30, 2017 were $3,195,000 or 24%, and $2,283,000 or 17%, of consolidated net sales, respectively. Sales to these customers for the nine months ended September 30, 2018 were $10,796,000 or 26%, and $9,738,000 or 24%, of consolidated net sales, respectively. Sales to these customers for the nine months ended September 30, 2017 were $11,489,000 or 28%, and $6,457,000 or 16%, of consolidated net sales, respectively. The amounts owed at September 30, 2018 by these customers were $1,702,000 or 18%, and 2,241,000 or 23%, of the Company’s consolidated net accounts receivable, respectively. As of September 30, 2017, the total amounts owed to the Company by these customers were $1,491,000 or 20%, and $1,631,000 or 22% of the Company’s consolidated net accounts receivable, respectively.

Cost of Sales.   During the three months ended September 30, 2018, the cost of sales was $9,337,000, a 7% decrease from $10,039,000 for the three months ended September 30, 2017.  During the nine months ended September 30, 2018, the cost of sales was $32,637,000, a 4% increase from $31,476,000 for the nine months ended September 30, 2017.

General and Administrative.   During the three months ended September 30, 2018, general and administrative expenses were $1,510,000, a decrease of 21% compared to $1,923,000 for the same period in 2017.  During the nine months ended September 30, 2018, general and administrative expenses were $5,074,000, a decrease of 11% compared to $5,691,000 for the same period in 2017.  We implemented cost reduction programs during 2017 and 2018, resulting in this decrease of general and administrative expenses.

Selling, Advertising and Marketing.   During the three months ended September 30, 2018, selling, advertising and marketing expenses were $1,031,000, a 22% decrease compared to $1,317,000 for the same period in 2017.  During the nine months ended September 30, 2018, selling, advertising and marketing expenses were $3,477,000, a 25% decrease compared to $4,320,000 for the same period in 2017.  Cost reduction programs implemented during 2017 and 2018 resulted in the decrease in selling, advertising and marketing expenses.

Other Income (Expense). During the three months ended September 30, 2018, the Company incurred interest expense of $471,000, compared to interest expense during the same period of 2017 in the amount of $367,000. During the nine months ended September 30, 2018, the Company incurred interest expense of $1,586,000, compared to interest expense during the same period of 2017 in the amount of $1,100,000.

For the three months ended September 30, 2018, the Company had a foreign currency transaction gain of $232,000 compared to a foreign currency transaction loss of $260,000 during the same period of 2017. For the nine months ended September 30, 2018, the Company had a foreign currency transaction loss of $111,000 compared to a foreign currency transaction gain of $493,000 during the same period of 2017.

Financial Condition, Liquidity and Capital Resources

Cash Flow Items.

Operating Activities. During the nine months ended September 30, 2018, net cash provided by operations was $91,000, compared to net cash provided by operations during the nine months ended September 30, 2017 of $5,230,000.

Significant changes in working capital items during the nine months ended September 30, 2018 included:

●	A decrease in accounts receivable of $1,717,000 compared to a decrease in accounts receivable of $5,864,000 in the same period of 2017.
●

An increase in inventory of $819,000 compared to an increase in inventory of $325,000 in 2017.  Additionally, deposits for future deliveries of vacuum sealing machines caused a $430,000 increase in other current assets.

●	An increase in trade payables of $386,000 compared to a decrease in trade payables of $61,000 in 2017.
●	A decrease in accrued liabilities of $268,000 compared to a decrease in accrued liabilities of $272,000 in 2017.

Investing Activity. During the nine months ended September 30, 2018, cash used in investing activity was $324,000, compared to cash used in investing activity for the same period of 2017 in the amount of $736,000.

Financing Activities. During the nine months ended September 30, 2018, cash provided by financing activities was $241,000 compared to cash used in financing activities for the same period of 2017 in the amount of $4,416,000. Financing activity consisted principally of changes in the balances of revolving and long-term debt.

Liquidity and Capital Resources.

At September 30, 2018, the Company had cash balances of $274,000 compared to cash balances of $325,000 for the same period of 2017.

Also, as of September 30, 2018, the Company had a working capital balance of $4,497,000 compared to a working capital balance of $9,631,000 on December 31, 2017.  This reduction was primarily the result of reclassifying approximately $4 million of long-term debt as current as of September 30, 2018.

As of September 30, 2018, the Company believes that it was in compliance with all covenants under its credit facility as of that time, but as described below, anticipates failing to meet two obligations as of November 15, 2018.  The Company previously reported being out of compliance with two covenants as of March 31, 2018.  The credit facility was subsequently amended, and incident of compliance failure waived.  Such amendment and waiver included a reset of covenants, two new covenant terms, a one-time modification payment and a temporarily higher rate of interest.

During October 2018 the Company entered into Consent and Amendment No. 2 (“Amendment 2”) with PNC, in anticipation of an equity issuance.  Amendment 2 provided the Company more flexibility in the use of proceeds and waived financial covenant calculations as of September 30, 2018.  In exchange, the Company paid an amendment fee and committed to raise at least $7.5 million in proceeds by November 15, 2018.  We believed, and continue to believe, that a successful offering would raise at least $7.5 million in net proceeds.  As of the date of this filing, that effort has been deferred due to market conditions, and thus we expect to fail to meet our obligations under Amendment 2.  We have therefore reclassified our long-term debt as current on the balance sheet and discuss our presumption of operating as a going concern in the footnotes of our financial statements.

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

Critical Accounting Policies

Please see pages 23-26 of our Annual Report on Form 10-K for the year ended December 31, 2017 for a description of policies that are critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. No material changes to such information have occurred during the three months ended September 30, 2018.

Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk

Not applicable.

Item 4. Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2018, the end of the period covered by this report. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2018, to ensure that the information required to be disclosed by us in the reports that we file or submit under Security Exchange Act of 1934, as amended, (a) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) is accumulated and communicated to our management, including officers, as appropriate, to allow for timely decisions regarding required disclosure. There were no material changes in our internal control over financial reporting during the three months ended September 30, 2018 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 1A. Risk Factors

Ongoing developments in tariffs between the United States and other parties, primarily China, may have a negative impact on the Company. Vacuum Sealing machines are manufactured in China, and many of the products sold by Clever Container are also sourced from China. Added costs related to new tariffs would likely create negative pressure in related product areas. Other products may benefit from any reduced competition as a result of these changes.

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
101

Interactive Data Files, including the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 13, 2018	CTI INDUSTRIES CORPORATION

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
101

Interactive Data Files, including the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements.