Form 10-K
period 2018-12-31
CTI INDUSTRIES CORP
filed 2019-04-16
CIK 1042187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes  ☐       No ☑

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Based upon the closing price of $4.34 per share of the Registrant’s Common Stock as reported on NASDAQ Capital Market tier of The NASDAQ Stock Market on June 30, 2018, the aggregate market value of the voting common stock held by non-affiliates of the Registrant was then approximately $8,011,000. (The determination of stock ownership by non-affiliates was made solely for the purpose of responding to the requirements of the Form and the Registrant is not bound by this determination for any other purpose.)

The number of shares outstanding of the Registrant’s Common Stock as of March 1, 2019 was 3,735,950 (excluding treasury shares).

DOCUMENTS INCORPORATED BY REFERENCE

Part of Form 10-K into Which
Document	Document Is Incorporated

INDEX

FORWARD LOOKING STATEMENTS

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

We provide customized laminated films and printed films to customers who utilize the film to produce bags or pouches for the packaging of food, liquids and other items. Commencing in 2014, we began assembling and producing Candy Blossoms - containers including candy items and, at times, air-inflated balloons. Since 2014, we have distributed home container and organizing products, some of which we produce, to and through a related entity which distributes those products through a network of independent distributors in the United States. During November 2018 we announced our intention to divest our interest in this business as not being strategic to the Company. In 2015, we commenced the distribution of party goods in Mexico.

In 2018, our revenues from our product lines, as a percent of total revenues were:

● Novelty Products	61% of revenues
● Vacuum Sealing Containers and Devices	16% of revenues
● Flexible Film Products	4% of revenues
● Other Products	19% of revenues

We are an Illinois corporation with our principal offices and plant at 22160 N. Pepper Road, Lake Barrington, Illinois.

Business Strategies and Developments

Our business strategies, and recent developments related to our business, include:

●

Management. During November 2018, our CEO, Mr. Stephen Merrick, retired from that role. Mr. Merrick continued as the Company’s General Counsel and a member of the Board. Mr. Jeffrey Hyland, who joined CTI as President during 2017, became both CEO and President during November 2018.

●

Financing. During December 2017, we secured new financing from PNC Bank, National Association, and immediately repaid all tranches of our prior credit facility including senior debt, term debt, and mezzanine debt. During 2018 we failed to comply with our financing requirements twice, during the first quarter and then again during November. Subsequent to December 31, 2018, during March 2019, we and our bank entered into a Forbearance Agreement. While this Forbearance Agreement addressed the immediate issues, it is a short-term solution. Until a long-term resolution is secured, we will treat all of our related debt as current and update comments related to liquidity and going concern.

●

Strategy. Our management determined to focus on achieving growth and profitability within the current scope of our core product lines – foil balloons, latex balloons, vacuum sealing products and systems and film products for commercial and packaging applications. We reviewed our operations and, during 2018, eliminated approximately $3 million in operating costs on an annualized basis. We have identified substantial additional costs that can be eliminated during 2019 and 2020, and are taking action in those areas. We are also aggressively pursuing additional revenues in our core product lines both from existing and new customers in North America and Europe.

●

Focus on our Core Assets and Expertise. We have been engaged in the development, production and sale of film and container products for 40 years and have developed assets, technology and expertise which, we believe, enable us to develop, manufacture, purchase, market and sell innovative products of high quality within our areas of knowledge and expertise. We plan to focus our efforts on these core assets and areas of expertise – film novelty products, consumer vacuum storage systems, specialty film products, container products, laminated films and printed films – to develop new products, to market and sell our products and to build our revenues. It is in part for this reason that during November 2018 we announced our intention to divest our interest in Clever Container, an entity that sells organization products to consumers.

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

●

Enhance Our Productive Capacity. We invest in new plant and equipment when appropriate to expand the range and volume of products we produce. During 2008 and 2009, we acquired, installed and commenced operation of equipment which enabled us to produce the pouches and rolls of film for our vacuum sealing storage business we developed. During 2010 and 2011, we designed, assembled and installed latex balloon production equipment which significantly enhanced our production capacity for latex balloons to support our growing sales of this product line. We significantly expanded our warehouse, packaging and fulfillment facilities and operations during 2013. During the first quarter of 2014, we acquired printing equipment which almost doubled printing capacity to support our growing sales of foil balloons. We acquired and installed a new latex balloon production machine in Mexico which became operational in August 2016; this machine has enhanced our latex balloon production capacity by approximately 30%. At the end of 2017 we initiated a repair and maintenance, and quality improvement, program. This program included the addition of two automated balloon converting machines during 2018 which enhanced our foil balloon capacity by 35% and supported our quality program.

●

Product and Line Extensions. Upon achieving our initial strategic goals, during 2019, we intend to pursue new product lines and product line extensions, through internal developments, purchase and acquisitions. We believe that the acquisition and integration of targeted opportunities could benefit our Company in a meaningful way.

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

Vacuum Sealing Pouches and Systems. We produce, market and sell consumer vacuum storage pouches and systems for the vacuum storage of food and other household items. We produce (i) vacuum sealable bags and rolls of film for use with vacuum sealing devices for household storage and (ii) valved, resealable bags also for vacuum storage uses. Our valved, resealable bags function with a small hand or battery-powered pump to evacuate air from the bag when it is sealed. Since 2012, we have produced and marketed vacuum sealable bags and rolls of film under the Ziploc® brand. We also market vacuum sealing machines, produced for us, under the Ziploc® Brand Vacuum Sealer System. We have produced and marketed a line of valved, resealable bags under our Zipvac™ line and a line of valved, resealable bags under another brand.

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

Other Products. Clever Container Company, an entity consolidated with our company as a variable interest entity, distributes home organization and container products to consumers. During November 2018 we announced our intention to divest our interest in Clever Container. Until December 2018, Clever Container engaged in the direct sale of such products through a network of independent distributors. During December 2018, Clever Container changed its model to that of on-line sales only. During February 2019, we reached agreement in principle with two of our principal stockholders to exchange our equity interest in Clever Container for most of the equity ownership in CTI Europe GmbH, our Germany subsidiary, that we did not already own. In 2014, we began assembly and sale of our Candy Blossom product line. In 2015, we began to distribute party goods in Mexico.

Markets

Foil Balloons

The foil balloon came into existence in the late 1970s. During the 1980s, the market for foil balloons grew rapidly. Initially, the product was sold principally to individual vendors, small retail outlets and at fairs, amusement parks, shopping centers and other outdoor facilities and functions. Foil balloons remain buoyant when filled with helium for extended periods of time and they permit the printing and display of graphics and messages. As a result, the product has significant appeal as a novelty and message item. Foil balloons became part of the "social expression" industry, carrying graphics designs, characters and messages like greeting cards. In the mid-1980s, we and other participants in the market began licensing character and cartoon images for printing on the balloons and directed marketing of the balloons to retail outlets including grocery, general merchandise, discount and drug store chains, card and gift shops, party goods stores as well as florists and balloon decorators. These outlets now represent the principal means for the sale of foil balloons throughout the United States and in a number of other countries, although individual vendors remain a means of distribution in a number of areas.

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

We market and sell our foil balloon, latex balloon and related novelty products throughout the United States and in a number of other countries. We maintain marketing, sales and support staff and a customer service department in the United States. Sales in the United Kingdom are conducted by CTI Balloons Ltd. (“CTI Balloons”), the Company's subsidiary located in Rugby, England. Sales in Europe are conducted by CTI Europe GmbH (“CTI Europe”), the Company’s subsidiary located in Heusenstamm, Germany. CTI Europe manages the operations of CTI Balloons. Flexo Universal, our subsidiary in Mexico, conducts sales and marketing activities for the sale of balloon products in Mexico, Latin America, and certain other markets. Sales in other foreign countries are made generally to distributors in those countries and are managed at the Company's principal offices.

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

Our production operations include (i) lamination and extrusion coating of films, (ii) slitting of film rolls, (iii) printing on film and on latex balloons, (iv) converting film to completed products including balloons, flexible containers and pouches, (v) producing latex balloon products, (vi) inflating of air-filled balloons, and (vii) assembling Candy blossoms. We perform all of the lamination, extrusion coating and slitting activities in our Lake Barrington, Illinois plant and produce all of our latex balloon products at our Guadalajara, Mexico plant. We print on films in Lake Barrington, Illinois and we print on latex balloons in Guadalajara, Mexico. We complete air-filling and assembly of balloons in all our facilities except Lake Barrington, Illinois. We assemble Candy blossoms in our Lake Zurich, Illinois facility.

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

Many of the foil balloons we produce and sell are intended to be filled with helium in order to be buoyant. Over the past several years, the price of helium has fluctuated substantially and the availability of helium has, on occasion, been limited. During 2018, the availability of helium declined and the cost of helium increased. We don’t know when to expect that situation to reverse. Limited availability and/or an increase in the cost of helium could adversely affect our sales of foil balloons in the future.

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

Patents, Trademarks and Copyrights

We have developed or acquired a number of intellectual property rights which we believe are significant to our business. As of December 31, 2018, we held 8 issued patents in the United States and 3 issued patents in foreign countries. These patents are scheduled to expire at various times during the 2020s. While these intellectual property rights are helpful, their degree of protection is uncertain. Competitors may violate our intellectual property rights, forcing us to decide whether to challenge them. Such rights may or may not withstand challenge. Conversely, entities may charge us with violating their intellectual property rights. Failure to protect our rights, or conflict with the rights of one or more other entities, may negatively impact our financial and competitive position.

Proprietary Designs and Copyright Licenses. We design the shapes and graphic designs of most of our foil balloon products. We also maintain licenses on certain characters and designs for our balloon products.

Trademarks. We own five registered trademarks in the United States relating to our balloon products. Some of these trademarks are registered in foreign countries, principally in the European Union.

Patent Rights. We own, or have license rights under, or have applied for, patents related to our balloon products, certain film products and certain flexible container products. These include (i) several foil balloon design patents, (ii) patents and applications related to the design and structure of, and method of, inserting and affixing, zipper-closure systems in a bag, (iii) patents related to one-way valves for pouches, (iv) a patent related to methods of embossing film and utilizing such film to produce pouches with fitments, and (v) a patent related to vacuumable storage bags with fitments.

Research and Development

We maintain a product development and research group for the development or identification of new products, product designs, product components and sources of supply. Research and development includes (i) creative product development and design, (ii) creative marketing, and (iii) engineering development. During each of the fiscal years ended December 31, 2018 and 2017, we estimate that the total amount spent on research and development activities was approximately $375,000 and $344,000, respectively.

Employees

As of December 31, 2018, the Company had 99 full-time employees in the United States, of whom 18 are executive or supervisory, 3 are in sales, 59 are in manufacturing or warehouse functions and 19 are clerical. As of that same date, we had 16 full-time employees in England, of whom 3 are in sales, 9 are in warehousing and 4 clerical. At Flexo Universal, our Mexico subsidiary, as of December 31, 2018, we had 336 full-time employees, of whom 8 are executive or supervisory, 13 are in the warehouse, 6 are in sales, 297 are in manufacturing and 12 are clerical. As of December 31, 2018, the Company had 6 full-time employees in Germany, of whom two are executive or supervisory, 1 is in warehousing and 3 are clerical. The Company is not a party to any collective bargaining agreement in the United States, has not experienced any work stoppages, and believes that its relationship with its employees is satisfactory.

Beginning November 2018, the Company experienced severe difficulty in securing adequate seasonal workers in its US operations, forcing it to pay substantially higher costs in the form of overtime and a holiday premium. The Company expects its local labor market in the US (near Chicago) to continue to become more costly over time, which, if not changed, would negatively impact its future profitability.

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

Our domestic and international sales to outside customers and assets by area over the period 2017-2018 have been as follows:

	United States	United Kingdom (UK)	Europe (Excluding UK)	Mexico	Consolidated
Year ended 12/31/18
Sales to outside customers	$40,554,000	$1,438,000	$4,731,000	$8,868,000	$55,591,000
Total Assets	$25,355,000	$879,000	$3,052,000	$9,476,000	$38,761,000

	United States	United Kingdom (UK)	Europe (Excluding UK)	Mexico	Consolidated
Year ended 12/31/17
Sales to outside customers	$41,165,000	$1,908,000	$4,142,000	$9,022,000	$56,237,000
Total Assets	$27,784,000	$923,000	$2,989,000	$8,288,000	$39,984,000

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

In September 2012, we entered into a lease agreement, expiring on February 28, 2017 to rent approximately 118,000 square feet of warehouse and office space in Lake Zurich, Illinois. Effective March 1, 2017, this lease was renewed for three years, at a remaining basic rental cost per month of:

Lease period	Amount per month

March 1, 2018 – February 28, 2019	$40,000
March 1, 2019 – February 29, 2020	$42,000

In August 2015, CTI Balloons, entered into a 10-year lease agreement (which can be terminated early after 5 years) for approximately 9,000 square feet of office and warehouse space in Rugby, England at a cost of $6,000 per month. This facility is utilized to warehouse balloon products and to manage and service the Company's operations in England.

In August 2011, Flexo Universal entered into a 5-year lease agreement, expiring July 31, 2016, for the lease of approximately 73,000 square feet of manufacturing, warehouse and office space in Guadalajara, Mexico at a cost of $22,000 per month. The lease was extended to February 28, 2017. Effective March 1, 2017, Flexo Universal entered into a five-year lease for these premises at a cost of 493,090 Mexican Pesos per month (approximately $26,000 per month).

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

In July, 2017, God’s Little Gift, Inc. (d\b\a) Helium and Balloons Across America and Gary Page (“Claimants”) filed an action against the Company based on disputed compensation amounts over several years. This action was resolved by mutual agreement between the parties during January 2019. Mr. Page received 20,000 shares of CTI common stock, $5,000 in cash, and a minimum payout in his monthly royalty calculation of $7,667 beginning March 1, 2019 and ending August 1, 2021.

PART II

Item No. 5 – Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company's Common Stock was admitted to trading on the NASDAQ SmallCap Market (now the NASDAQ Capital Market) under the symbol CTIB on November 5, 1997.

The high and low sales prices for the last eight fiscal quarters according to the NASDAQ Stock Market's Stock Price History Report were:

	High	Low
January 1, 2017 to March 30, 2017	6.83	5.55
April 1, 2017 to June 30, 2017	6.20	5.55
July 1, 2017 to September 30, 2017	6.00	3.83
October 1, 2017 to December 31, 2017	4.50	3.25
January 1, 2018 to March 30, 2018	5.09	3.95
April 1, 2018 to June 30, 2018	4.95	3.56
July 1, 2018 to September 30, 2018	4.42	2.93
October 1, 2018 to December 31, 2018	4.31	2.75

As of December 31, 2018 there were approximately 42 holders of record of the Company’s Common Stock. The Company’s total number of beneficial owners of common stock of the Company was approximately 442.

The Company did not pay any cash dividends on its Common Stock during 2018 or 2017. Under the terms of the Company’s current loan agreements, the amount of dividends the Company may pay is limited by the terms of the financial covenants.

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

Our revenues from each of our product categories in each of the past two years have been as follows:

	(000 Omitted)
	$	% of	$	% of
Product Category	2018	Net Sales	2017	Net Sales

Foil Balloons	24,962	45%	29,103	52%

Latex Balloons	8,793	16%	9,400	17%

Vacuum Sealing Products	8,820	16%	7,866	14%

Film Products	2,006	4%	2,602	4%

Other Products	11,010	19%	7,266	13%

Total	55,591	100.0%	56,237	100.0%

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

Purchases by a limited number of customers represent a significant portion of our total revenues. During 2018 and 2017, respectively, sales to our top 10 customers represented 69% and 65% of net revenues. During 2018 and 2017, there were two customers to whom our sales represented more than 10% of net revenues.

Our principal customer sales for 2018 and 2017 were:

Customer	Product	2018 Sales	% of 2018 Revenues	2017 Sales	% of 2017 Revenues
Wal-Mart	Vacuum Sealing Products; Balloons; Candy Blossoms	$13,610,000	24.5%	$9,524,000	16.9%
Dollar Tree Stores	Balloons	$13,772,000	24.8%	$15,481,000	27.5%

The loss of one or both of these principal customers, or a significant reduction in purchases by one or both of them, could have a material adverse effect on our business.

We generally do not have agreements with our customers under which customers are obligated to purchase any specific or minimum amount of product from us.

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

Net Sales

For the fiscal year ended December 31, 2018, consolidated net sales from the sale of all products were $55,591,000 compared to consolidated net sales of $56,237,000 for the year ended December 31, 2017, a decrease of 1%.

Sales of foil balloons were $24,962,000 in 2018 and $29,103,000 in 2017, a decrease of 14%. Our largest customer for foil balloons was Dollar Tree Stores. The remaining sales were made to hundreds of customers including distributors and retail stores or chains in the United States, Canada, Mexico, the United Kingdom, Europe and Latin America.

Sales of latex balloons were $8,793,000 in 2018 and $9,400,000 in 2017, a decrease of 6%.

Sales of vacuum sealing products including pouch and related products and vacuum sealing machines were $8,820,000 in 2018 and $7,866,000 in 2017, an increase of 12%. Our sales of vacuum sealing systems during 2018 and 2017 have been made principally to four retail chains in the United States. During the fourth quarter of 2018 we launched a new, smaller format machine to complement our existing line.

Sales of film products were $2,006,000 in 2018 and $2,602,000 in 2017, a decrease of 23%. Approximately 87% of these sales were to Rapak, L.L.C. but includes sales to six other customers.

Sales of other products increased to $11,010,000 in 2018 from $7,266,000 in 2017, an increase of 34%. This category includes (i) sales of helium and accessory items for our balloon products, (ii) sales of Candy Blossoms, (iii) sales by Clever Container Company, which engaged in the direct sale of container and organizing products through a network of independent distributors until December 2018, and directly online thereafter and (iv) sales of party goods in Mexico by Flexo Universal.

Cost of Sales

Cost of sales increased to $44,162,000 in 2018 from $42,482,000 in 2017. The increase in labor cost, particularly during November and December 2018, was a primary reason for this increase. Additionally, the reduction in sales volume negatively impacted our ability to absorb fixed/overhead costs, and a product quality initiative during 2018 resulted in additional expenses during that process.

General and Administrative Expenses

General and administrative expenses decreased to $7,149,000 in 2018 from $7,657,000 in 2017. Many of the cost reductions realized during 2018 were in the administrative and marketing areas, from personnel costs to consulting to outside services.

Selling and Marketing

Selling expenses increased to $3,665,000 in 2018 from $3,638,000 in 2017. Marketing and advertising expenses decreased to $1,253,000 in 2018, from $1,971,000 in 2017. The primary savings was the net reduction of outside consulting services in this area.

Other Income or Expense

During 2018, we incurred net interest expense of $2,106,000 compared to net interest expense of $1,576,000 during 2017.  Total borrowings were higher during 2018, and interest rates in the United States increased during 2018, which impacted the Company’s floating rate facilities.  Additionally, penalty interest related to our first financial covenant violation increased our interest rate by 2%.

During 2018, we realized a foreign currency gain in the amount of $47,000 compared to foreign currency loss in 2017 of $145,000.

Income Taxes

In 2018, the Company income tax expense, on a consolidated basis, totaled $937,000, compared to $712,000 in 2017.  Due to changes in U.S. tax law, we recorded a valuation reserve during 2017 of $0.6 million related to foreign tax credits that may no longer be useable in the future as a result of this legislation.  Because we are not in compliance with the terms of our credit facility, operate under a forbearance agreement, and present this annual report with a going concern condition, we recorded an additional $1.8 million in valuation allowance reserves to cover our carryforward assets broadly. Such reserves may be reversed if conditions warrant, or if those deferred tax asset carryforwards are utilized.

Investment in Clever Container

During November 2018, the Company announced its intention to divest its interest in Clever Container. During February 2019, the Company agreed in principle to sell its 28.5% interest in Clever Container to Messrs. Schwan and Merrick (principal stockholders of CTI) in exchange for their 30% ownership (combined) of CTI Europe. Due to this transaction and an ongoing reduction in involvement between the entities, the Company intends to deconsolidate Clever Container during 2019. As a result of these subsequent events and expected deconsolidation, the Company performed a valuation with respect to its investment in Clever Container. The Company recognized an impairment of its equity interest in Clever Container in the amount of $0.2 million in 2018.

Financial Condition, Liquidity and Capital Resources

Cash Provided By Operating Activities During fiscal 2018, cash used by operating activities amounted to $1,228,000, compared to cash provided by operating activities during fiscal 2017 of $1,259,000. Significant changes in working capital items affecting cash flow used in operating activities were:

●	Depreciation and amortization of $1,264,000 compared to depreciation and amortization for 2017 of $1,659,000.
●	An increase in inventories of $1,170,000 compared to an increase of inventories of $222,000 in 2017.
●	A decrease in accounts receivable of $399,000 compared to a decrease in accounts receivable of $3,878,000 in 2017.
●	An increase in prepaid expenses and other assets of $112,000 compared to an increase in prepaid expenses and other assets of $690,000 in 2017.
●	An increase in trade payables of $1,262,000 compared to a decrease in trade payables of $564,000 in 2017.

Cash Used In Investing Activities During fiscal 2018, cash used in investing activities amounted to $460,000 compared to cash used in investing activities during fiscal 2017 of $753,000.

Cash Provided By Financing Activities During fiscal 2018, cash provided by financing activities amounted to $2,445,000, compared to cash provided by financing activities of $302,000 during fiscal 2017.

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

Available credit under the Revolving Credit facility is determined by eligible receivables and inventory at CTI Industries (U.S.) and Flexo Universal (Mexico). We notified PNC of our failure to meet two financial covenants as of March 31, 2018. On June 8, 2018, we entered into Waiver and Amendment No. 1 (the “Amendment 1”) to our PNC Agreements. The Amendment modified certain covenants, added others, waived our failure to comply as previously reported, and included an amendment fee and temporary increase in interest rate. During September 2018, we filed a preliminary prospectus on Form S-1 for a planned equity issuance. On October 8, 2018, we entered into Consent and Amendment No. 2 (the “Amendment 2”) to our PNC Agreements. Amendment 2 reduced the amount of new funding proceeds that must be used to repay the term loan from $5 million to $2 million and waived the calculation of financial ratios for the period ended September 30, 2018, in exchange for a new covenant committing to raise at least $7.5 million in gross proceeds from our equity issuance by November 15, 2018 and pay an amendment fee. Market conditions ultimately forced us to postpone the offering, and thus no proceeds were received by the November 15, 2018 requirement.

We engaged PNC to resolve this failure to meet our amended covenant, and as of March 2019 have entered into a Forbearance Agreement. Under the terms of this agreement, identified prior non-compliance conditions are resolved and financial covenants as of March 31, 2019 will not be considered, with the next calculation for the period ending June 30, 2019. As forbearance is a temporary condition and we remain out of compliance with the terms of our facility, we have reclassified long-term bank debt to current liabilities on our balance sheet. See Note 3 for a related discussion of the impact of this event.

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

We are required to maintain a "Leverage Ratio", which is defined as the ratio of (a) Funded Debt (other than the Shareholder Subordinated Loan) as of such date of determination to (b) EBITDA (as defined in the PNC Agreements) for the applicable period then ended. The highest values for this ratio allowed by the PNC Agreements are:

Fiscal Quarter Ratio

December 31, 2017	4.75	to	1.00
March 31, 2018	4.50	to	1.00
June 30, 2018	4.25	to	1.00
September 30, 2018	not applicable
December 31, 2018	3.50	to	1.00
March 31, 2019	not applicable
June 30, 2019	3.00	to	1.00
September 30, 2019 and thereafter	2.75	to	1.00

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

Failure to comply with these covenants has caused us to pay a higher rate of interest (by 2% per the Agreements), and other potential penalties may impact the availability of the credit facility itself, and thus might negatively impact our ability to remain a going concern. As described above in Notes 3 and 9, we believe that we were not in compliance with this credit facility as of December 31, 2018, and have entered into a forbearance agreement with our bank as of March 2019.

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

As of December 2017, Mr. Schwan was owed a total of $1.1 million, with additional accrued interest of $0.4 million, by the Company. As part of the December 2017 financing with PNC, Mr. Schwan executed a subordination agreement related to these amounts due him, as evidenced by a related note. During January 2019, Mr. Schwan converted $0.6 million of these notes for approximately 181,000 shares of the Company’s common stock at then market rate. The Company owed Mr. Schwan a total of $1.6 million on these notes as of December 31, 2018.

Current Assets. As of December 31, 2018, the total current assets of the Company were $33,011,000, compared to total current assets of $32,291,000 at December 31, 2017.

Current Liabilities. Total current liabilities increased to $30,209,000 as of December 31, 2018 from $22,661,000 as of December 31, 2017. $3.5 million in debt was reclassified to current liabilities as of December 31, 2018.

Liquidity and Capital Resources; Working Capital. As of December 31, 2018, and 2017, respectively, our current assets exceeded our current liabilities by $2,802,000 and $9,630,000 ($3.5 million of noncurrent debt was reclassified to current liabilities as of December 31, 2018); we had cash and cash equivalents of $428,000 and $181,000 and the potential for additional credit under our PNC Agreements. Management believes that these available funds, our internally generated funds and the borrowing capacity under our revolving line of credit facility will be sufficient to meet working capital requirements for the remainder of 2019. We believe that the financial covenants in the PNC Agreements will be challenging for the Company to meet unless and until it begins performing at a higher level, and have experienced compliance failures that have resulted in a higher rate of interest or other penalties, which in the future could increase or result in the loss of the facility. At the time of this filing, we are not in compliance with the terms of this agreement, as amended, and have entered into a forbearance agreement with PNC that resolves identified prior instances of non-compliance but does not change the terms of the facility itself. Our failure to regain compliance with the terms of our agreement could negatively impact the value of the facility on our liquidity, and if left uncorrected, ultimately impact our ability to continue as a going concern.

Additionally, we have encountered difficulties with seasonal cash flow needs, including increasing costs associated with obtaining seasonal workers in the Chicago area. The failure to properly manage seasonal cash needs could put strain on the Company, up to and including our ability to continue as a going concern (see Note 3 for additional discussion).

CTI Industries Corporation Stockholders’ Equity.  Stockholders’ equity was $7,328,000 as of December 31, 2018 compared to $11,364,000 as of December 31, 2017.

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

The Company adopted Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers. On January 1, 2018, we adopted ASC 606 using the modified retrospective method. The adoption of ASC 606 did not have a material impact on our consolidated financial position or results of operations, as our revenue arrangements generally consist of a single performance obligation to transfer promised goods at a fixed price.

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

Inventory Valuation. Inventories are stated at the lower of cost or net realizable value. Cost is determined using standard costs which approximate costing determined on a first-in, first out basis. Standard costs are reviewed and adjusted at the time of introduction of a new product or design, periodically and at year-end based on actual direct and indirect production costs. On a periodic basis, the Company reviews its inventory levels for estimated obsolescence or unmarketable items, in reference to future demand requirements and shelf life of the products. As of December 31, 2018, the Company had established a reserve for obsolescence, marketability or excess quantities with respect to inventory in the aggregate amount of $450,000. As of December 31, 2017, the amount of the reserve was $500,000. In addition, on a periodic basis, the Company disposes of inventory deemed to be obsolete or unsaleable and, at such time, charges reserve for the value of such inventory. We record freight income as a component of net sales and record freight costs as a component of cost of goods sold.

Valuation of Long-Lived Assets. We evaluate whether events or circumstances have occurred which indicate that the carrying amounts of long-lived assets (principally property and equipment and goodwill) may be impaired or not recoverable. Significant factors which may trigger an impairment review include: changes in business strategy, market conditions, the manner of use of an asset, underperformance relative to historical or expected future operating results, and negative industry or economic trends. We apply the provisions of generally accepted accounting principles in the United States of America (“U.S. GAAP”) U.S. GAAP, under which goodwill is evaluated at least annually for impairment. We performed a quantitative assessment for the year ended December 31, 2018 in which we considered the assets and liabilities of the Company as one operating segment, both recognized and unrecognized, as well as the cash flows necessary to operate the business relating to the assets and liabilities. We conducted a quantitative assessment of our goodwill in our consolidated balance sheet for the year ended December 31, 2017. From this quantitative assessment and from the quantitative assessment for December 31, 2018, we determined the fair value of the subsidiary exceeds the carrying amount initially recorded, and was therefore not impaired.

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

We use the Black-Scholes option pricing model to determine the fair value of stock options which requires us to estimate certain key assumptions. In accordance with the application of U.S. GAAP, we incurred employee stock-based compensation cost of $172,000 for the year ended December 31, 2018. At December 31, 2018, we had $193,000 of unrecognized compensation cost relating to stock options.

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

Because we are out of compliance with the terms of our credit facility and operating under a forbearance agreement, and have related going concern disclosure, we established a valuation allowance reserve for substantially all of our deferred tax assets.  In light of this, as of December 31, 2018, the Company had net deferred tax assets of $135,000 representing the amount the Company may recover in future years from future taxable income.  As of December 31, 2017, the amount of the net deferred tax asset was $1,102,000.  Each quarter and year-end, management makes a judgment to determine the extent to which the deferred tax asset will be recovered from future taxable income.  This value was reduced, in large part, due to changes in US tax law effective 2018 which will impact the value of future deductions.

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

Item No. 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item No. 9A – Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2018, the end of the period covered by this report.  Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2018 as described below, to ensure that the information required to be disclosed by us in the reports that we file or submit under Security Exchange Act of 1934, as amended, (a) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) is accumulated and communicated to our management, including officers, as appropriate, to allow for timely decisions regarding required disclosure.  There were no material changes in our internal control over financial reporting during the fourth quarter of 2018 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee Sponsoring Organizations of the Treadway Commission.  This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operation effectiveness of controls and a conclusion on this evaluation.  Although there are inherent limitations in the effectiveness of any system of internal controls over financial reporting, based on our evaluation, management has concluded our internal controls over financial reporting were not effective as of December 31, 2018.  The Company’s capabilities, processes, and controls for development of certain financial statement estimates are not sufficient to ensure that such estimates take into account all potential financial outcomes and their probabilities, are based on sufficient persuasive and objective evidence, and result in recognition of amounts that are appropriate and consistent with the requirements of U.S. GAAP.  In particular, we determined review and monitoring controls with respect to the reporting of our deferred tax assets and related tax provision that are not designed or operating at a level of precision sufficient to ensure prevention of material misstatements.  These deficiencies resulted in audit adjustments with respect to our consolidated financial statements for the period ended December 31, 2018 in the areas of investment impairment, inventory reserves, and deferred tax asset valuation allowances.  A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  Management has determined that certain subsequent events were not properly captured in its analyses of the items above, and further that these deficiencies constitute a material weakness.

Plan for Remediation of Material Weakness

Management has adjusted its processes in order to more effectively capture potential impacts of subsequent events, or other events, particularly with respect to its analysis of deferred tax assets.  Additional closing procedures have been established and will be evaluated for effectiveness in the future.

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

Item No. 9B – Other Information

None

PART III

Item No. 10 – Directors, Executive Officers and Corporate Governance of the Registrant

The members of our Board of Directors (the “Board”), and our executive officers, together with their respective ages and certain biographical information are set forth below. Directors hold office until the next annual meeting of our stockholders and until their successors have been duly elected and qualified. Our executive officers are elected by and serve at the designation and appointment of the Board.

Name	Age	Position
John H. Schwan	75	Chairman of the Board of Directors
Jeffrey S. Hyland	59	President, Chief Operating Officer, and Director
Stephen M. Merrick	77	General Counsel, Secretary and Director
Bret Tayne	60	Director
Stanley M. Brown	73	Director
John I. Collins	59	Director
John M. Klimek	60	Director
Frank J. Cesario	49	Chief Financial Officer
Samuel Komar	62	Vice President of Sales and Marketing
Jana Schwan	42	Vice President of Operations

The following is a brief account of the business experience of each of our directors and executive officers during the past five years or more.

John H. Schwan. Mr. Schwan has been an officer and director of the Company since January 1996. He was Chief Executive Officer of the Company until December 1, 2017, when he became Chairman of the Board of Directors. From January 1990 to March 2006, Mr. Schwan was principal owner and President of Rapak, L.L.C. From 1980 to 1990, Mr. Schwan was an owner and President of Packaging Systems Inc. Mr. Schwan has over 40 years of general management experience, including manufacturing, marketing and sales. Mr. Schwan served in the U.S. Army from 1966 to 1972, 1st Air Cavalry Division in Vietnam from 1968 to 1969 and was awarded the Combat Infantry Badge, Air Medal, two Bronze Stars with a V for valor and a purple heart. Mr. Schwan is currently serving on the boards of Leave No Veteran Behind, Armed Forces Council of Chicago, and was the interim president of the Pritzker Military Library. Mr. Schwan has a BA Degree from North Park University Chicago, Illinois.

Jeffrey S. Hyland.  Mr. Hyland joined as President and Director of the Company on December 1, 2017, and added the role of Chief Executive Officer during November 2018.  Mr. Hyland joined the Company from being Managing Director at Berkeley Research Group and prior to that an Executive Director at Capstone Advisory Group, both leading, global consulting firms.  Mr. Hyland is experienced in providing consulting and C-suite responsibilities including areas in organizational leadership, strategic planning, refinancing, mergers and acquisitions, cost management, sales/marketing, operational efficiencies and financial management.  He is a CPA with a B.S. in Accounting from the University of Illinois and a Masters of Management (MBA) in Marketing, Finance and Hospital & Health Services Management from Kellogg School of Management at Northwestern University.

Stephen M. Merrick. Mr. Merrick has been an officer of the Company since January 1996 and a director of the Company for more than 35 years. He has served as Chief Executive Officer, President and Chief Financial Officer of the Company prior to his current role of General Counsel. Mr. Merrick was engaged in the practice of law for more than 40 years. Mr. Merrick is also an officer and Director of Reliv International, Inc. (NASDAQ - RELV), a manufacturer and direct marketer of nutritional supplements and food products. Mr. Merrick received a BS Degree from Northwestern University in 1963 and a Juris Doctor Degree from Northwestern University School of Law in 1966. Mr. Merrick brings to the Company over 35 years of experience with the Company, 40 years of legal practice experience and an extensive background in general management and corporate finance.

Bret Tayne. Mr. Tayne has been a director of the Company since 1997. He has been President of Everede Tool Company and Intrepid Tool Industries since 1992 and 1999, respectively. From 1988 to 1992, Mr. Tayne was Executive Vice President of Unifin, a commercial finance company. Mr. Tayne received a BA Degree from Tufts University and an MBA from Northwestern University. Mr. Tayne brings over 20 years of general management, finance, sales, product, and marketing experience to the Company.

Stanley M. Brown. Mr. Brown was appointed as a director of the Company in January 1996. During the period from January 1989 to February 2012, Mr. Brown was director of venture capital and private company investments for a private, Chicago-based investment group, where he participated in investments, organization and management of several privately held businesses engaged in production, sales and services. Mr. Brown brings to the Board over 40 years of leadership and technical knowledge and experience, as well as over 20 years of management experience with production and service enterprises. From 1968 to 1989, Mr. Brown was with the United States Navy as a naval aviator, achieving squadron command and the rank of Captain. He received a BA Degree from Fordham University and participated in post-graduate work in Naval architecture.

John I. Collins. Mr. Collins has served as a director of the Company since 2004. From 2010 to the present, Mr. Collins has served as Senior Vice President, Strategy, and Risk Management for Alloya Corporate Federal Credit Union, a $3 billion wholesale financial institution serving over 1,500 credit unions nationally. From 2003 to 2009, he was Chief Administrative Officer of Members United Corporate Federal Credit Union and from 2001 to 2003 was Chief Financial Officer of Mid-States Corporate Federal Credit Union. From 1991 to 2001, he served as Executive Vice President/Chief Financial Officer of Great Lakes Credit Union with responsibility for accounting, finance, information systems, investment management, lending and credit cards operations. Mr. Collins received a BA Degree in Economics, English and History from Ripon College and an MBA in Finance and Management from Emory University. Mr. Collins brings to the Company expertise, training and more than 20 years of experience in accounting, corporate finance, and corporate financial management.

 John M. Klimek. Mr. Klimek has been a member of the Board of Directors since 2013.  Mr. Klimek has been a practicing attorney in Illinois since 1984 specializing in corporate and securities law. From August 2004 to July 2018, Mr. Klimek was employed by HFR Asset Management, LLC, Chicago, Illinois, a hedge fund management company, most recently as President. Mr. Klimek brings strong financial, business and market acumen as well as compliance expertise and negotiating skills to the CTI Board. He holds a Juris Doctor and a BS Degree in Accountancy, both from the University of Illinois, Champaign-Urbana. He is also a director of  Reliv International, Inc. (NASDAQ – RELV).

Frank Cesario. Mr. Cesario joined the Company in November 2017 as Chief Financial Officer. He brings nearly 20 years of CFO and controller experience at manufacturing entities. Prior to joining CTI, Mr. Cesario served in similar roles with Nanophase Technologies Corporation and ISCO International, Inc., publicly traded global suppliers of advanced materials and telecommunications equipment, respectively, as well as Turf Ventures LLC, a privately held chemicals distributor. He began his career with KPMG Peat Marwick and then served in progressively responsible finance positions within Material Sciences Corporation and Outokumpu Copper, Inc. Mr. Cesario holds an MBA (Finance) from DePaul University and a B.S. (Accountancy) from the University of Illinois, and is a registered CPA in the State of Illinois.

Samuel Komar. Mr. Komar has been employed by the Company since March of 1998, and was named Vice-President of Sales & Marketing in March of 2008. Mr. Komar has worked in sales and sales management for more than 25 years. Mr. Komar received a Bachelor of Science Degree in Business Administration and Marketing from Indiana University.

Jana Schwan.  Ms. Schwan has been employed by the Company in various operational, purchasing, and product development capacities since September 2002, and was named Vice President of Operations in 2017.

Jana Schwan is the daughter of John Schwan.

Except as disclosed in this Item 10 or Item 13 (Certain Relationships and Related Transactions, and Director Independence), there are no arrangements or understandings with major stockholders, customers, suppliers or others pursuant to which any of our directors or members of senior management were selected as such. In addition, there are no family relationships among our executive officers and directors.

Our future success depends, in significant part, on the continued service of certain key execute officers, managers, and others in various aspects of our business. We may not be able to find an appropriate replacement for any of our key personnel. Any loss or interruption of our key personnel’s service to the Company could adversely affect our ability to implement our business plan.

Corporate Governance

The business and affairs of the Company are managed under the direction of the Board of Directors in accordance with the Illinois Business Corporation Act and the Articles of Incorporation and By-laws of the Company, as amended. Members of the Board of Directors are kept informed of the Company’s business through discussions with the Chairman of the Board of Directors, the Chief Executive Officer, the President and other officers, by reviewing materials provided to them and by participating in meetings of the Board of Directors and its committees.

During 2018, the Board of Directors had seven members. The Board has determined that each of Stanley M. Brown, Bret Tayne, John I. Collins, and John M. Klimek, presently directors of the Company, are independent based upon the application of the rules and standards of the NASDAQ Stock Market.

The Board of Directors met nine times during 2018. Each of the Directors was present for at least 75% of such meetings.

Board Leadership Structure

John H. Schwan has been appointed Chairman of the Board of Directors. In his role as Chairman, he presides over the meetings of the Board of Directors and communicates with the Chief Executive Officer, the President and the independent members of the Board. Jeffrey S. Hyland, Chief Executive Officer and President of the Company, and Stephen M. Merrick, General Counsel, are also members of the Board of Directors. Mr. Hyland is responsible for senior management functions of the Company, providing leadership in sales, marketing, operations, finance, and financial reporting, while Mr. Merrick is responsible for compliance and legal affairs of the Company. Both Mr. Merrick and Mr. Hyland report to the Board of Directors. The Board of Directors believes that this combination and allocation of roles between the two principal executive officers of the Company, each of whom are also members of the Board of Directors, provides the most efficient and effective leadership model for the Company, providing perspective and direction with regard to business strategies and plans to both the Board and management. The Company has no bylaw or policy in place that mandates that an officer serve as Chairman of the Board. The Board of Directors periodically evaluates its leadership structure.

John I. Collins has been designated as the lead independent director. Mr. Collins is responsible for (i) communicating regularly with the Chief Executive Officer and other officers of the Company on behalf of the Board of Directors, and particularly the independent members of the Board of Directors, and (ii) calling separate meetings of the independent directors of the Company. At such meetings, only independent directors are present and the independent directors are free to discuss any aspect of the Company’s business and risk management without the influence of interested directors or management.

All members of the Company’s Audit, Compensation and Nominating and Governance Committees have been determined to be independent based on application of the rules and standards of the NASDAQ Stock Market.

Board Role in Risk Oversight

The Board of Directors plays an active role, as a whole and at the committee level, in overseeing management of the Company’s risks. The Board regularly reviews information regarding our credit, liquidity and operations, as well as the risks associated with each. The Audit Committee oversees management of financial risks through regular meetings with the Company’s independent registered public accounting firm and the Company’s Chief Executive Officer, President and Chief Financial Officer. The Company’s Compensation Committee evaluates and addresses risks relating to executive compensation, our incentive compensation plans and other compensatory arrangements. The Nominating and Governance Committee manages risks associated with the independence of the Board of Directors and potential conflicts of interest. While each committee is responsible for evaluating certain risks and overseeing the management of those risks, the entire Board of Directors is regularly informed through management and committee reports to the full Board about these and other operational risks.

Committees of the Board of Directors

The Board of Directors has standing Audit, Compensation and Nominating and Governance Committees.

Audit Committee

Since 2000, the Company has had a standing Audit Committee, which is presently composed of Mr. Tayne (Chairman), Mr. Collins and Mr. Klimek. Each of the members of the Audit Committee is independent based on the application of the rules and standards of the NASDAQ Stock Market and Rule 10a-3(b) under the Securities Exchange Act of 1934. Mr. Collins has been designated as, and is, the Company’s “Audit Committee Financial Expert” in accordance with Item 407(d)(5) of Regulation S-K and meets the requirements for an audit committee expert as set forth in that item. The Audit Committee has primary responsibility meetings with management and independent auditors to discuss the Company’s financial statements. The Company’s Board of Directors has adopted a written charter, as amended, for the Company’s Audit Committee, a copy of which has been posted and can be viewed on the Company’s Internet website at http://www.ctiindustries.com under the section entitled “Investor Relations.” In addition, the Audit Committee has adopted a complaint monitoring procedure to enable confidential and anonymous reporting to the Audit Committee of concerns regarding, among other things, questionable accounting or auditing matters. The Audit Committee has primary responsibility for:

●	Appointing, compensating, and retaining our registered independent public accounting firm;
●	Overseeing the work performed by any outside accounting firm;
●

Assisting the Board of Directors in fulfilling its responsibility by reviewing the financial reports provided by us to the SEC, our stockholders, or to the general public, as well as the Company’s internal financial and accounting controls; and

●	Recommending, establishing, and monitoring procedures designed to improve the quality and reliability of the disclosure of our financial condition and results of operations.

The Audit Committee met four times during 2018.

Compensation Committee

The Compensation Committee is composed of Stanley M. Brown (Chairman), John I. Collins and John M. Klimek. The Board has determined that each of the members of the Compensation Committee is independent as defined in the listing standards for the NASDAQ Stock Market. The Compensation Committee reviews and acts on the Company’s executive compensation and employee benefit and retirement plans, including their establishment, modification and administration. It also recommends to the Board of Directors the compensation of the Chief Executive Officer and certain other executive officers. The Compensation Committee has a charter which has been posted and can be viewed on the Company’s Internet website at http://www.ctiindustries.com under the section entitled “Investor Relations.” The Compensation Committee met one time during 2018.

Nominating and Governance Committee

In 2005, the Company established a Nominating and Governance Committee. The Nominating and Governance Committee consists of three directors, John Klimek (Chairman), Stanley Brown and Bret Tayne. The Nominating and Governance Committee does not have a charter. The Board of Directors has determined that each of the members of the Nominating and Governance Committee is independent as defined in the listing standards for the NASDAQ Stock Market.

The Nominating and Governance Committee has not adopted a formal policy with regard to consideration of director candidates recommended by security holders. The Company believes that continuing service of qualified incumbent members of the Board of Directors promotes stability and continuity at the Board level, contributes to the Board’s ability to work as a collective body and provides the benefit of familiarity and insight into the Company’s affairs. Accordingly, the process of the Nominating and Governance Committee for identifying nominees reflects the Company’s practice of re-nominating incumbent directors who continue to satisfy the criteria for membership on the Board. For vacancies that are anticipated on the Board of Directors, the Nominating and Governance Committee intends to seek out and evaluate potential candidates from a variety of sources that may include recommendations by security holders, members of management, the Board of Directors, consultants and others. The minimum qualifications for potential candidates for the Board of Directors include demonstrated business experience, decision-making abilities, personal integrity and a good reputation.

While diversity is not a leading factor in the Nominating Committee’s evaluation of potential candidates and there is no formal policy for considering diversity when nominating a potential director, it is a consideration that is evaluated along with other qualifications of potential candidates. In light of the foregoing, it is believed that a formal policy and procedure with regard to consideration of director candidates recommended by security holders is not necessary in order for the Nominating and Governance Committee to perform its duties.

The Nominating Committee did not meet in 2018. All of the independent directors of the Board of Directors participated in the nominating process and, in separate session, voted in favor of recommending to the Board of Directors the nomination of each of the nominees for election as directors.

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

Based solely on a review of such forms furnished to the Company, the Company believes that during calendar year 2018, all Section 16(a) filing requirements applicable to the officers, directors and ten-percent beneficial shareholders were satisfied.

Code of Ethics

The Company has adopted a code of ethics that applies to its senior executive and financial officers. The Company’s Code of Ethics seeks to promote (i) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, (ii) full, fair, accurate, timely and understandable disclosure of information to the Commission, (iii) compliance with applicable governmental laws, rules and regulations, (iv) prompt internal reporting of violations of the Code to predesignated persons, and (v) accountability for adherence to the Code. A copy of the Code of Ethics has been posted and may be viewed on the Company’s Internet website at http://www.ctiindustries.com under the heading “Investor Relations.” The Company will provide to any person without charge upon request a copy of the Code of Ethics. You may make such request by sending a written request to the Corporate Secretary at 22160 N. Pepper Road, Lake Barrington, Illinois 60010 and providing a return address.

Item No. 11 – Executive Compensation

The following table sets forth summary compensation information with respect to the Principal Executive Officer and other named executive officers, collectively referred to as our Named Executive Officers.

SUMMARY COMPENSATION TABLE

				Non-Equity
			Option	Incentive Plan	All other
Name/Title	Year	Salary	Awards	Compensation	compensation	Total
			(1)	(2)	(3)

Jeffrey S. Hyland	2018	$238,578	$164,806	$-	$13,387	$416,771
Chief Executive Officer, President (4)	2017	$18,692	$38,853	$-	$-	$57,545

Stephen M. Merrick	2018	$177,577	$2,090	$-	$-	$179,667
General Counsel	2017	$240,968	$2,090	$17,332	$-	$260,390
(Formerly Chief Executive Officer) (5)

Frank J. Cesario	2018	$147,000	$-	$-	$-	147,000
Chief Financial Officer (6)	2017	$20,192	$-	$-	$-	20,192

Samuel Komar	2018	$152,000	$503	$-	$-	$152,503
Vice President Sales &	2017	$165,928	$900	$12,573	$4,426	$183,827
Marketing

(1)	Reflects the compensation expense recognized in 2018 and 2017 for stock option awards under ASC Topic 718 as reported in the Company's audited financial statements.
(2)	Amounts determined under the Company's incentive compensation program.
(3)

Amounts for 2017 include matching 401(k) contributions and life insurance premiums for Samuel Komar of $2,757 and $1,669, respectively; amounts for 2018 include company portion of health insurance for Jeffrey Hyland

(4)	Mr. Hyland joined the Company in December 2018 as President. He added the role of Chief Executive Officer during November 2018.
(5)

Mr. Merrick was President until the hiring of Mr. Hyland, at which point he became Chief Executive Officer. During November 2018, Mr. Merrick became General Counsel as Mr. Hyland took the Chief Executive Officer role.

(6)	Mr. Cesario joined the Company as Chief Financial Officer during November 2017.

Narrative Disclosure for Summary Compensation Table

Employment Agreements with Our Named Executive Officers

On December 1, 2017, the Company and Jeffrey S. Hyland entered into an Employment Agreement employing Mr. Hyland as President of the Company. The agreement is for a three-year term automatically renewable for successive one-year terms unless terminated by either party at the end of any term. The agreement provides for Mr. Hyland to receive a base annual salary of $243,000 and a one-time signing bonus of $75,000 payable on or before February 28, 2018. Mr. Hyland will be entitled to participate in the Company’s Incentive Compensation Plan and other employee benefit plans maintained by the Company. The agreement includes covenants requiring Mr. Hyland to maintain the confidentiality of confidential information of the Company, non-competition for a period of 24 months after termination of employment, and assignment of rights in work product and inventions.

The Employment Agreement also provides for Mr. Hyland to receive grants under the Company’s 2009 Incentive Stock Plan of (i) 25,000 shares of restricted stock vesting at the rate of 5,000 shares immediately and 5,000 shares vesting each year for four years after the award date and (ii) incentive stock options to purchase up to 65,000 shares of common stock at the price per share of $3.79 (the closing price on November 30, 2017) with the right to exercise the options vesting as to 10,834 shares on May 1, 2018 and on May 1 of each of 2019, 2020, 2021 and 2022, and as to 10,830 shares on December 1, 2022. In addition, as an inducement grant, the agreement provides for the Company to issue to Mr. Hyland non-qualified options to purchase up to 260,000 shares at the price of $3.79 per share. These options are on substantially the same vesting terms as the incentive stock options and will vest as to 43,342 shares on the same vesting dates as the incentive stock options. The incentive and non-qualified options require that Mr. Hyland be employed full-time by the Company at the time of vesting and for the entirety of the period from the date of grant. The restricted stock and options will fully vest upon a change in control.

The Employment Agreement also provides for certain compensation to Mr. Hyland upon the termination of his employment without cause or upon a change in control, as further described herein.

Information Relating to Cash Incentives

The Board of Directors has adopted an Incentive Compensation Plan providing for annual incentive compensation to be paid to executive and managerial employees of the Company. Under the Plan, designated Named Executive Officers and several other executive officers and managers may receive incentive compensation payments, determined on a quarterly and annual basis, based upon the income of the Company before provision for income tax or for incentive compensation if the net income exceeds a threshold amount of profit for any quarter of $100,000 and, for the year, of $250,000. The benefits under the Plan are divided into two Pools of compensation. Pool I (representing the largest pool of incentive compensation) covers senior executive officers and managers who participate in the pool of incentive compensation based upon a percentage allocation recommended by the Compensation Committee and determined by the Board of Directors each year. Pool II covers other executives and managers who are selected to participate in proportions determined by management. Under the Plan, the award to each participant in Pool I represents a percent of income and the Pool II award, in the aggregate, represents a percent of income. The Compensation Committee recommends the amount of the incentive compensation awards which, in the aggregate, may not exceed sixteen percent of the net income of the Company (before provision for income tax or incentive compensation under the Plan). Further, the amount of incentive compensation to any participant may not exceed the annual base compensation of the participant. The Compensation Committee believes such incentive compensation motivates participants to achieve strong profitability which is viewed as the most significant element of corporate performance, provides rewards for strong corporate performance and aligns the incentive with the interests of the shareholders. Incentive compensation participation levels are generally determined during the first quarter of each fiscal year.

In determining the executives who participate in the incentive compensation awards in Pool I each year, and the relative amount of the award to each participant, the Compensation Committee considers and takes into account (i) the position of the executive, (ii) the level of responsibility and authority of the executive, (iii) the performance of the executive, and (iv) the extent to which the executive is in a position to affect the financial results and profitability of the Company.

Long-Term Equity Incentives

From time to time, upon the recommendation and action of the Compensation Committee and Board of Directors, stock options or grants under the 2009 Incentive Stock Plan have been awarded to officers, directors, or management personnel of the Company. At the Company’s Annual Meeting of Shareholders held in May 2009, the Company’s 2009 Incentive Stock Plan was approved by the shareholders.

The Board of Directors adopted and approved a new incentive option plan in April 2018 which was submitted to, and approved by, our stockholders at the annual meeting of stockholders on June 8, 2018 (the “Plan”). Under the Plan, the Compensation Committee of the Board of Directors is authorized to issue incentive options, non-statutory options, restricted stock awards and stock grants to officers, directors, management personnel and consultants of the Company. The Board of Directors determined that no further options would be granted under the 2009 Incentive Stock Plan.

Stock and option grants under the Plan will be determined from time to time by the Compensation Committee in consultation with management. The actual grant for each executive is determined by taking into consideration (i) individual performance, (ii) corporate performance and (iii) prior grants to, or stock ownership of the Company by, the executive or director. Generally, stock options are granted with an exercise price equal to or greater than the closing price of the Company’s common stock on the NASDAQ Stock Market on the date of the grant.

Stock options awarded to Jeffrey S. Hyland are described in the summary of his Employment Agreement.

No stock options or grants were awarded or issued during 2018 or 2017, except the options and grants awarded to Mr. Hyland as described in his Employment Agreement.

Retirement Benefits

The Company maintains a 401(k) employee savings plan in which all salaried employees are eligible to participate. The plan is a tax qualified retirement plan.

Under the 401(k) Plan, employees may contribute up to 15% of their eligible compensation to the Plan and the Company will contribute a matching amount to the Plan each year. Participating employees may direct the investment of individual and company contributions into one or more of the investment options offered by the Plan. Under the terms of the Plan, the Company has made a matching contribution equal to 100% of employee contributions that do not exceed 1% of eligible compensation plus 50% of employee contributions between 1% and 5% of eligible compensation. During 2017, the Board of Directors determined to cease matching contributions under the 401(k) Plan for the balance of the year. The Company’s contributions to the 401(k) plan totaled approximately $47,000 in 2017, which is allocated to participants subject to the vesting requirements of the Plan.

Outstanding Equity Awards

The following chart sets forth all outstanding equity awards to Named Executive Officers of the Company as of December 31, 2017. All awards are in the form of options to purchase Common Stock of the Company.

OUTSTANDING EQUITY AWARDS

	Option Awards
	Number of Securities Underlying		Option	Option
	Unexercised Options (#)		Exercise	Expiration
Name	Exercisable	Unexercisable	Price ($)	Date
Jeffrey S. Hyland	64,176	285,824	$3.79	12/1/2022	(1)

Stephen M. Merrick	6,000	4,000	$5.57	12/30/2020	(2)

Samuel Komar	2,175	1,450	$5.06	12/30/2020	(3)

(1)

Includes 25,000 shares of Restricted Stock, 10,000 of which are vested and 15,000 that vest through December 2021; 65,000 Incentive Stock Options of which 10,834 are vested and 54,166 will vest through December 2022; and 260,000 Non-Qualified stock options, of which 43,342 are vested and 216,658 will vest through December 2022.

(2)	The stock option granted vests in one-fifth increments on each of June 30, 2016, June 30, 2017, June 30, 2018, June 30, 2019, and June 30, 2020.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth the common stock of the Company authorized for issuance under the Company’s equity compensation plans as of December 31, 2018.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans by security holders	471,144	$3.95	300,000

Equity compensation plans not approved by security holders	-	-	-

Total	471,144	$3.95	300,000

Payments Upon Termination or Change of Control

The Employment Agreement among the Company and Jeffrey S. Hyland provides that, in the event of the termination of his employment by the Company without cause at the expiration of any term of the agreement or of the termination of the agreement by Mr. Hyland for good cause, he shall be entitled to receive severance pay of one-year base salary, payable in equal installments for such year. Further, in the event of a change of control, if Mr. Hyland’s employment is terminated within one year of the change of control by him for good cause or by the Company without cause or due to failure to renew, he will be entitled to receive, as a lump sum, within 60 days following the termination date a severance payment equal to his base salary for the year.

Director Compensation

The following table sets forth the compensation of directors of the Company during the year ended December 31, 2018:

DIRECTOR COMPENSATION

	Director's	Option	All other
Name	Fees	Awards (1)	compensation		Total
Stanley M. Brown	$21,063	$-	$22,000	(2)	$43,063

Bret Tayne	$17,063	$-	$-		$17,063

John I. Collins	$17,063	$-	$-		$17,063

John M. Klimek	$17,063	$-	$-		$17,063

(1)	Reflects the compensation expense recognized in 2018 for stock option awards under ASC Topic 718 as reported in the Company's audited financial statements.

(2)	Reflects consulting fees paid for services in connection with investor relations activities.

Narrative Description of Director Compensation

Non-management members of the Board of Directors receive a monthly fee of $1,250 plus $500 for each meeting of the Board of Directors or any Committee of the Board attended.

Agreements Between Third Parties and Directors

There are no agreements or arrangements by which any directors or nominees are to receive compensation or other payments from third parties in return for serving on the Board of Directors.

Item No. 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The Board of Directors knows of no other matters to be presented for shareholder action at the Annual Meeting. On matters which may be raised at the Annual Meeting that are not covered by this Proxy Statement, the persons named in the proxy will have full discretionary authority to vote.

BENEFICIAL OWNERSHIP OF SHARES BY MANAGEMENT

AND SIGNIFICANT SHAREHOLDERS

The following table provides information concerning the beneficial ownership of the Company’s Common Stock by each director and nominee for director, certain executive officers, and by all directors and officers of the Company as a group as of April 1, 2019. In addition, the table provides information concerning the current beneficial owners, if any, known to the Company to hold more than 5 percent of the outstanding Common Stock of the Company.

The amounts and percentage of stock beneficially owned are reported based on regulations of the Securities and Exchange Commission (“SEC”) governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days after April 1, 2019. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed a beneficial owner of securities in which he has no economic interest. The percentage of Common Stock beneficially owned is based on 3,735,950 shares of Common Stock outstanding as of April 1, 2019.

	Amount of		Percent of
Name and Address	Beneficial		Common
of Beneficial Owner (1)	Ownership (2)		Stock
John H. Schwan	1,009,439	(3)	27.0%
Stephen M. Merrick	832,800	(4)	22.3%
Jeffrey S. Hyland	118,352	(5)	3.2%
Frank J. Cesario	2,000		*
Samuel Komar	5,225	(6)	*
Bret Tayne	15,841	(7)	*
Stanley M. Brown	4,592	(8)	*
Jana Schwan	7,900	(9)	*
John Collins	5,900	(10)	*
John M. Klimek	8,632	(11)	*
All Current Directors and Executive Officers as a group (10 persons)	2,010,681		53.8%

*Less than one percent

(1)	Except as otherwise indicated, the address of each shareholder listed above is c/o CTI Industries Corporation, 22160 North Pepper Road, Lake Barrington, Illinois 60010.

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

(3)	Includes options to purchase 6,000 shares of Common Stock at $5.57 per share granted under the Company’s 2009 Stock Option Plan.

(4)

Includes 793,467 shares held in the name of The Merrick Company LLC of which Mr. Merrick is a principal owner and options to purchase 6,000 shares of Common Stock at $5.57 per share granted under the Company’s 2009 Stock Option Plan.

(5)

Includes options to purchase 21,668 shares of Common Stock at $3.79 per share granted under his Employment Agreement and options to purchase 86,684 shares of Common Stock at $3.79 per share granted under his Employment Agreement.

(6)	Includes options to purchase 725 shares of Common Stock at $5.06 per share granted under the Company’s 2009 Stock Option Plan.

(7)	Includes options to purchase 2,175 shares of Common Stock at $5.06 per share granted under the Company’s 2009 Stock Option Plan.

(8)	Includes options to purchase 1,631 shares of Common Stock at $5.06 per share granted under the Company’s 2009 Stock Option Plan.

(9)	Includes options to purchase 2,175 shares of Common Stock at $5.06 per share granted under the Company’s 2009 Stock Option Plan.

(10)	Includes options to purchase 2,175 shares of Common Stock at $5.06 per share granted under the Company’s 2009 Stock Option Plan.

(11)	Includes options to purchase 5,000 shares of Common Stock at $5.75 per share and options to purchase 2,175 shares of Common Stock at $5.06 per share granted under the Company’s 2009 Stock Option Plan.

Item No. 13 – Certain Relationships and Related Transactions

Stephen M. Merrick, General Counsel and former Chief Executive Officer of the Company, is of counsel to a law firm from which the Company received legal services during the year. Mr. Merrick is both a director and a shareholder of the Company. Legal fees paid to this firm were $88,000 and $154,000 for the years ended December 31, 2018 and 2017, respectively.

During the period from January 2003 to the present, John H. Schwan, Chairman of the Board, has made loans to the Company which have outstanding balances of $1,597,000 and $1,507,000 as of December 31, 2018 and 2017, respectively. During 2018 and 2017, interest expense to this individual on these outstanding loans was $93,000 and $94,000, respectively. During January 2018, $0.6 million of this balance was exchanged for approximately 181,000 shares of common stock at the market price at that time.

During 2010, two entities owned by officers and principal shareholders of the Company (John H. Schwan and Stephen M. Merrick) provided financing for Flexo Universal, the Company’s Mexico subsidiary, for the acquisition and construction of latex balloon production and related equipment. The entities included Venture Leasing L.L.C., (“VLUS”), an Illinois limited liability company which is 100% owned by an entity owned by Mr. Schwan and Mr. Merrick, and Venture Leasing Mexico S. A. de R. L (“VLM”), a Mexico company which is also owned 100% by entities owned by Mr. Schwan and Mr. Merrick. Title to the equipment remained in the name of VLM. VLM leased the equipment to Flexo Universal under a lease under which Flexo Universal paid to VLM rental payments at the rate of approximately $9,000 per month and had the right to purchase the equipment from VLM at the expiration of the lease at fair market value. During 2016, the lease expired and Flexo Universal purchased the equipment from VLM. The Company has not provided any guarantees related to VLUS or VLM and no creditors of the variable interest entities have recourse to the general credit of the Company as a result of including VLUS & VLM in the consolidated financial statements. The accounts of VLM and VLUS have been consolidated with the accounts of the Company for 2018 and 2017 and going forward.

John H. Schwan and Stephen M. Merrick, also through an investment entity, own, in aggregate, a 50% interest in Clever Container Company L.L.C., an Illinois limited liability company. The Company acquired a 28.5% interest in Clever Container from third parties in 2016. During 2018 and 2017, Clever Container purchased various products from the Company in the amount of $858,000 and $954,000, respectively. As of December 31, 2018 and 2017, the balance of accounts receivable from Clever Container to the Company were $1,352,000 and $988,000, respectively. During 2018 and 2017, the results of Clever Container were consolidated with the financial statements of the Company.

Relationships and transactions in which the Company and its directors and executive officers or their immediate family members are participants or have conflicts of interest are reviewed and approved by the Audit Committee. While the Audit Committee has not adopted a written policy for the review and approval of related party transactions, in determining whether to approve or ratify any such transaction, the Audit Committee considers, in addition to such other factors it may deem appropriate in the circumstances, whether (i) the transaction is fair and reasonable to the Company, (ii) under all of the circumstances, the transaction is in, or not inconsistent with, the Company’s best interests, and (iii) the transaction will be on terms no less favorable to the Company than could have been obtained in an arms’ length transaction with an unrelated third party. The Audit Committee, in its discretion, may request information from any party to facilitate its consideration of matter. The Audit Committee does not allow a director to participate in any review, approval or ratification of any transaction if he or she, or his or her immediate family member, has a direct or indirect material interest in the transaction.

Item No. 14 – Principal Accountant Fees and Services

The following table sets forth the amount of fees billed by Plante & Moran PLLC, our independent registered public accounting firm, for professional services during the years ended December 31, 2018 and 2017:

	Dec. 31, 2018	Dec. 31, 2017
Audit Fees (1)	$242,618	$280,327
Other Audit Related Fees (2)	3,525	9,989
All Other Fees (3)	23,750	51,581
Total Fees	$269,893	$341,897

(1)	Includes the annual financial statement audit and limited quarterly reviews and expenses.

(2)	Includes fees and expenses for other audit related activity provided by Plante & Moran PLLC.

(3)	Primarily represents tax services, which include preparation of tax returns and other tax consulting services.

All audits, tax and other services to be performed by Plante & Moran PLLC for the Company must be pre-approved by the Audit Committee. The Audit Committee reviews the description of services and an estimate of the anticipated costs to perform those services. Services not previously approved cannot commence until such approval has been granted. Pre-approval is granted usually at regularly scheduled meetings. If unanticipated items arise between meetings of the Audit Committee, the Audit Committee has delegated approval authority to the Chairman of the Audit Committee, in which case the Chairman communicates such pre-approvals to the full Committee at its next meeting.

The Audit Committee of the Board of Directors reviews all relationships with its independent auditors, including the provision of non-audit services, which may relate to the independent registered public accounting firm’s independence. The Audit Committee of the Board of Directors considered the effect of Plante & Moran’s tax services in assessing the independence of the independent registered public accounting firm and concluded that the provision of such services by Plante & Moran was compatible with the maintenance of that firm’s independence in the conduct of its auditing function.

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

10.2	CTI Industries Corporation 2018 Stock Incentive Plan (Incorporated by Reference to Schedule A contained in Registrant’s 14A Definitive Proxy Statement, as filed with the Commission on April 30, 2018)
10.3	Lease Agreement between Schultz Bros. Co. and the Company dated September 19, 2012 (Incorporated by reference to Exhibit 10.8 contained in Registrant’s Report on Form 10-Q dated November 14, 2012).

10.4	Stock Purchase Warrant to Purchase Common Stock of CTI Industries Corporation (Incorporated by reference to Exhibit 10.5 contained in Registrant’s Report on Form 10-Q dated August 22, 2016).
10.5	Registration Rights Agreement between [Purchaser] and the Company (Incorporated by reference to Exhibit 10.6 contained in Registrant’s Report on Form 10-Q dated August 22, 2016).
10.6

Promissory Note between CTI Industries and Stephen M. Merrick dated September 30, 2016 (Incorporated by reference to Exhibit 10.1 contained in Registrant’s Report on Form 10-Q dated November 14, 2016).

10.7	Promissory Note between CTI Industries and John H. Schwan dated September 30, 2016 (Incorporated by reference to Exhibit 10.2 contained in Registrant’s Report on Form 10-Q dated November 14, 2016).
10.8	Employment Agreement between Jeffrey S. Hyland and the Company dated December 1, 2017 (Incorporated by reference to Exhibit 10.38 contained in Registrant’s Report on Form 10-K filed on April 2, 2018).
10.9	Revolving Credit, Term Loan, and Security Agreement dated December 14, 2017 (Incorporated by reference to Exhibit 10.1, contained in Registrant’s Form 8-K filed on December 19, 2017).
10.10	Revolving Credit Note dated December 14, 2017 (Incorporated by reference to Exhibit 10.2, contained in Registrant’s Form 8-K filed on December 19, 2017).
10.11	Term Note dated December 14, 2017 (Incorporated by reference to Exhibit 10.3, contained in Registrant’s Form 8-K filed on December 19, 2017).
10.12	Promissory Note dated December 14, 2017 (Incorporated by reference to Exhibit 10.4, contained in Registrant’s Form 8-K filed on December 19, 2017).
10.13	Real Property Mortgage dated December 14, 2017 (Incorporated by reference to Exhibit 10.5, contained in Registrant’s Form 8-K filed on December 19, 2017).
10.14	Subordination Agreement dated December 14, 2017 (Incorporated by reference to Exhibit 10.6, contained in Registrant’s Form 8-K filed on December 19, 2017).
10.15	Waiver and Amendment No. 1 to Revolving Credit, Term Loan and Security Agreement dated June 12, 2018 (Incorporated by reference to Exhibit 10.1, contained in Registrant’s Form 8-K filed on June 12, 2018)
10.16

Consent and Amendment No. 2 to Revolving Credit, Term Loan and Security Agreement dated October 8, 2018 (Incorporated by reference to Exhibit 10.1, contained in Registrant’s form 8-K filed on October 12, 2018)

10.17	Subscription Agreement among Registrant and John H. Schwan dated December 21, 2018 (Incorporated by reference to Exhibit 10.1, contained in Registrant’s form 8-K filed on January 17, 2019
10.18	Settlement Agreement and Release dated January 21, 2019 (filed herewith as Exhibit 10.19)
10.19	Amendment No.1 to Agreement among CTI, GLG, Page and H One dated January 21, 2019 (filed herewith as Exhibit 10.19)
10.20

Amendment No. 3 and Forbearance Agreement to Revolving Credit, Term Loan and Security Agreement dated March 4, 2019 (Incorporated by reference to Exhibit 10.1, contained in Registant’s form 8-K filed on March 8, 2019)

14	Code of Ethics (Incorporated by reference to Exhibit contained in the Registrant’s Form 10-K/A Amendment No. 2, as filed with the Commission on October 13, 2004).
21	Subsidiaries (description incorporated in Form 10-K under Item No. 1).
23.1	Consent of Independent Registered Public Accounting Firm, Plante & Moran, PLLC.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
99	Audited financial statements of the Company’s subsidiary, Flexo Universal, S. de R.L. de C.V. for the year ended December 31, 2018.
101

Interactive Data Files, including the following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements.

(a)	The Exhibits listed in subparagraph (a)(3) of this Item 15 are attached hereto unless incorporated by reference to a previous filing.
(b)	The Schedule listed in subparagraph (a)(2) of this Item 15 is attached hereto.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized on April 15, 2019.

CTI INDUSTRIES CORPORATION
By: /s/ Jeffrey S. Hyland
Jeffrey S. Hyland, President, Chief Executive Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Jeffrey S. Hyland Jeffrey S. Hyland	President, Chief Executive Officer and Director	April 15, 2019

/s/ Frank J. Cesario	Chief Financial Officer	April 15, 2019
Frank J. Cesario

/s/ John H. Schwan John H. Schwan	Chairman of the Board of Directors	April 15, 2019

/s/ Stephen M. Merrick Stephen M. Merrick	Director	April 15, 2019

/s/ Stanley M. Brown Stanley M. Brown	Director	April 15, 2019

/s/ Bret Tayne Bret Tayne	Director	April 15, 2019

/s/ John I. Collins John I. Collins	Director	April 15, 2019

/s/ John Klimek John Klimek	Director	April 15, 2019

CTI Industries Corporation

and Subsidiaries

Consolidated Financial Statements

Years ended December 31, 2018 and 2017

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of CTI Industries Corporation and Subsidiaries

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of CTI Industries Corporation and Subsidiaries (the “Company”) as of December 31, 2018, and 2017, and the related consolidated statements of comprehensive income, stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2018 and 2017 and the related notes and financial Schedule II – Valuation and Qualifying Accounts (collectively referred to as the “consolidated financial statements”). We did not audit the 2018 or 2017 financial statements of Flexo Universal S. de R.L. de C.V., a 99.82 percent owned subsidiary, whose statements reflect total assets and revenue constituting 27 percent and 18 percent of the related consolidated totals, respectively, as of and for the year ended December 31, 2018, and total assets and revenue constituting 21 percent and 16 percent of the related consolidated totals as of and for the year ended December 31, 2017. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Flexo Universal S. de R.L. de C.V., is based solely on the report of the other auditors. In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and 2017 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018 and 2017 in conformity with accounting principles generally accepted in the United States of America.

Continuation as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered net losses from operations and liquidity limitations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

Basis for Opinion

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

Chicago, Illinois
April 15, 2019

CTI Industries Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

	December 31, 2018	December 31, 2017

ASSETS
Current assets:
Cash and cash equivalents (VIE $57,000 and $2,000, respectively)	$428,150	$181,026
Accounts receivable, (less allowance for doubtful accounts of $85,000 and $114,000, respectively)	10,830,555	11,235,834
Inventories, net (VIE $340,000 and $498,000, respectively)	20,007,488	18,865,932
Prepaid expenses (VIE $127,000 and $80,000, respectively)	858,158	887,885
Other current assets	886,383	1,120,808

Total current assets	33,010,734	32,291,485

Property, plant and equipment:
Machinery and equipment	23,807,985	23,439,781
Building	3,367,082	3,367,082
Office furniture and equipment (VIE $303,000 and $268,000, respectively)	2,649,280	2,591,159
Intellectual property	783,179	752,044
Land	250,000	250,000
Leasehold improvements	409,188	402,963
Fixtures and equipment at customer locations	518,450	518,450
Projects under construction	150,272	121,241
	31,935,436	31,442,720
Less : accumulated depreciation and amortization (VIE $104,000 and $36,000, respectively)	(28,120,455)	(26,886,139)

Total property, plant and equipment, net	3,814,981	4,556,581

Other assets:
Goodwill (VIE $440,000 and $440,000, respectively)	1,473,176	1,473,176
Net deferred income tax asset	135,094	1,102,467
Other assets	326,849	560,329

Total other assets	1,935,119	3,135,972

TOTAL ASSETS	$38,760,834	$39,984,038

LIABILITIES AND EQUITY
Current liabilities:
Checks written in excess of bank balance (VIE $7,000 and $16,000, respectively)	$636,142	$454,850
Trade payables (VIE $62,000 and $144,000, respectively)	6,679,670	5,414,497
Line of credit (VIE $267,000 and $338,000, respectively)	16,582,963	13,783,930
Notes payable - current portion	4,432,320	942,533
Notes payable affiliates - current portion	10,821	9,615
Capital Lease - current portion	-	7,562
Accrued liabilities (VIE $89,000 and $92,000, respectively)	1,866,796	2,047,893

Total current liabilities	30,208,712	22,660,880

Long-term liabilities:
Notes payable - affiliates	199,122	212,545
Notes payable, net of current portion (VIE $27,000 and $83,000, respectively)	399,912	4,951,581
Notes payable - officers, subordinated	1,597,019	1,507,362
Deferred gain (non current)	100,340	207,410
Deferred income tax liability	-	-

Total long-term debt, net of current portion	2,296,393	6,878,898

Total long-term liabilities	2,296,393	6,878,898

Equity:
CTI Industries Corporation stockholders' equity:
Preferred Stock -- no par value, 3,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock - no par value, 15,000,000 shares authorized, 3,578,885 shares issued and 3,535,227 shares outstanding	13,898,494	13,898,494
Paid-in-capital	2,506,437	2,271,261
Accumulated earnings	(2,865,486)	720,223
Accumulated other comprehensive loss	(6,050,347)	(5,365,364)
Less: Treasury stock, 43,658 shares	(160,784)	(160,784)

Total CTI Industries Corporation stockholders' equity	7,328,314	11,363,830

Noncontrolling interest	(1,072,585)	(919,570)

Total Equity	6,255,729	10,444,260

TOTAL LIABILITIES AND EQUITY	$38,760,834	$39,984,038

See accompanying notes to condensed consolidated unaudited financial statements

CTI Industries Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income

	For the Year Ended December 31,
	2018	2017

Net Sales	$55,591,102	$56,236,560

Cost of Sales	44,162,124	42,481,710

Gross profit	11,428,978	13,754,850

Operating expenses:
General and administrative	7,149,128	7,657,338
Selling	3,664,985	3,638,241
Advertising and marketing	1,253,444	1,971,420
Gain on sale of assets	(94,106)	(140,494)
Loss on impairment of equity	220,000
Other operating income		(1,416)

Total operating expenses	12,193,451	13,125,089

(Loss) Income from operations	(764,473)	629,761

Other (expense) income:
Interest expense	(2,106,227)	(1,576,229)
Interest income	21,763

Change in fair value of warrants		19,999
Foreign currency loss	46,919	(144,855)

Total other expense, net	(2,037,545)	(1,701,085)

Net (loss) before taxes	(2,802,018)	(1,071,324)

Income tax expense	936,706	711,533

Net (loss)	(3,738,724)	(1,782,857)

Less: Net (loss) income attributable to noncontrolling interest	(153,015)	(179,754)

Net loss attributable to CTI Industries Corporation	$(3,585,709)	$(1,603,103)

Other Comprehensive Income (Loss)
Foreign currency adjustment	(684,983)	228,514
Comprehensive Income (Loss)	$(4,270,692)	$(1,374,589)

Basic loss per common share	$(1.00)	$(0.45)

Diluted loss per common share	$(1.00)	$(0.44)

Weighted average number of shares and equivalent shares of common stock outstanding:
Basic	3,578,885	3,568,885

Diluted	3,578,885	3,616,244

See accompanying notes to condensed consolidated unaudited financial statements

CTI Industries Corporation and Subsidiaries
Consolidated Statements of Stockholders' Equity

	CTI Industries Corporation
					Accumulated
					Other	Less
	Common Stock		Paid-in	Accumulated	Comprehensive	Treasury Stock		Noncontrolling
	Shares	Amount	Capital	(Deficit) Earnings	Loss	Shares	Amount	Interest	TOTAL

Balance, December 31, 2016	3,568,885	$13,898,494	$2,250,235	$2,323,326	$(5,593,878)	(43,658)	$(160,784)	(739,816)	11,977,577

Stock Option Expense			$21,026						$21,026

Net Income				(1,603,103)				(179,754)	$(1,782,857)

Other comprehensive income, net of taxes
Foreign currency translation					228,514				$228,514

Balance, December 31, 2017	3,568,885	$13,898,494	$2,271,261	$720,223	$(5,365,364)	(43,658)	$(160,784)	(919,570)	10,444,260

Stock Issued	10,000

Stock Option Expense			171,576						171,576
									-
Net Income								(153,015)	(153,015)
Arbitration Settlement - note 17			$63,600	$(3,585,709)					(3,522,109)
Other comprehensive income, net of taxes									-
Foreign currency translation					(684,983)				(684,983)

Balance December 31, 2018	$3,578,885	$13,898,494	$2,506,437	$(2,865,486)	$(6,050,347)	$(43,658)	$(160,784)	$(1,072,585)	6,255,729

See accompanying notes to consolidated financial statements

CTI Industries Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows

	For the Year ended December 31,
	2018	2017

Cash flows from operating activities:
Net (loss) income	$(3,738,724)	$(1,782,857)
Depreciation and amortization	1,264,424	1,546,413
Amortization of debt discount	-	112,622
Change in fair value of warrants	-	(19,999)
Loss on impairment of equity	220,000	-
Stock based compensation	171,576	-
Amortization of deferred gain on sale/leaseback	(109,801)	(109,976)
Provision for losses on accounts receivable	(28,296)	(29,227)
Provision for losses on inventories	(98,179)	(295,430)
Deferred income taxes	967,373	594,223
Change in assets and liabilities:
Accounts receivable	399,414	3,878,170
Inventories	(1,169,583)	(222,491)
Prepaid expenses and other assets	(112,392)	(690,015)
Trade payables	1,262,441	(564,333)
Accrued liabilities	(256,130)	(1,157,701)

Net cash (used in) provided by operating activities	$(1,227,877)	$1,259,399

Cash flows from investing activities:
Purchases of property, plant and equipment	(459,542)	(753,199)

Net cash used in investing activities	$(459,542)	$(753,199)

Cash flows from financing activities:
Change in checks written in excess of bank balance	181,292	(1,233,825)
Net change in revolving line of credit	2,802,076	2,466,652
Repayment of long-term debt (related parties $17,000 and $0)	(1,074,767)	(8,663,000)
Cash paid for deferred financing fees	(22,755)	(299,824)
Contributions received by Variable Interest Entity	495,993	515,912
Proceeds from issuance of stock	63,600	0
Proceeds from issuance of debt		7,507,362
Proceeds from issuance of note receivable		8,740
Net cash (used in) provided by financing activities	$2,445,439	$302,017

Effect of exchange rate changes on cash	(510,896)	(1,190,234)

Net increase (decrease) in cash and cash equivalents	247,124	(382,017)

Cash and cash equivalents at beginning of period	181,026	563,043

Cash and cash equivalents at end of period	$428,150	$181,026

Supplemental disclosure of cash flow information:
Cash payments for interest	2,011,827	1,426,743
Cash payments for taxes	165,000	300,000

Supplemental Disclosure of non-cash investing and financing activity
Interest Accrued not paid	$86,000	$65,000
Property, Plant & Equipment acquisitions funded by liabilities	$39,358	$186,409

See accompanying notes to condensed consolidated unaudited financial statements

Notes to Consolidated Financial Statements Years Ended
December 31, 2018 and 2017

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

Variable Interest Entities

The determination of whether or not to consolidate a variable interest entity under generally accepted accounting principles in the United States of America (U.S. GAAP) requires a significant amount of judgment concerning the degree of control over an entity by its holders of variable interest. To make these judgments, management has conducted an analysis of the relationship of the holders of variable interest to each other, the design of the entity, the expected operations of the entity, which holder of variable interests is most “closely associated” to the entity and which holder of variable interests is the primary beneficiary required to consolidate the entity. Upon the occurrence of certain events, management reviews and reconsiders its previous conclusion regarding the status of an entity as a variable interest entity. Management continually reconsiders whether the Company is deemed to be a variable interest entity’s primary beneficiary who consolidates such entity. The Company has three entities that have been consolidated as variable interest entities. (See Note 14)

Foreign Currency Translation

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, demand deposits and short-term investments with original maturities of three months or less.

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

	(in years)
Building	25	-	30
Machinery and equipment	3	-	15
Projects that prolong the life and increase efficiency of machinery	3	-	5
Light Machinery	5	-	10
Heavy Machinery	10	-	15
Office furniture and equipment	5	-	8
Intellectual Property	9	-	15
Leasehold improvements	5	-	8
Furniture and equipment at customer locations	1	-	3

Light machinery consists of forklifts, scissor lifts, and other warehouse machinery. Heavy machinery consists of production equipment including laminating, printing and converting equipment. Projects in process represent those costs capitalized in connection with construction of new assets and/or improvements to existing assets including a factor for interest on funds committed to projects in process of $14,000 and $11,000 for the years ended December 31, 2018 and 2017, respectively. Upon completion, these costs are reclassified to the appropriate asset class.

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

Fair Value Measurements

U.S. GAAP defines fair value, establishes a framework for measuring fair value, and requires disclosures about fair value measurements required under other accounting pronouncements.  See Note 5 for further discussion.

The Company accounts for derivative instruments in accordance with U.S. GAAP, which requires that all derivative instruments be recognized on the balance sheet at fair value. We may enter into interest rate swaps to fix the interest rate on a portion of our variable interest rate debt to reduce the potential volatility in our interest expense that would otherwise result from changes in market interest rates. Our derivative instruments are recorded at fair value and are included in accrued liabilities of our consolidated balance sheet. Our accounting policies for these instruments are based on whether they meet our criteria for designation as hedging transactions, which include the instrument’s effectiveness, risk reduction and, in most cases, a one-to-one matching of the derivative instrument to our underlying transaction. As of December 31, 2018 and 2017, we had one derivative instrument accounted for as a hedge. Gains and losses from changes in fair values of derivatives that are not designated as hedges for accounting purposes are recognized in the consolidated statement of operations. We have no such derivative financial instruments as of December 31, 2018 and 2017. Changes in fair value for the respective periods were recognized in the consolidated statement of operations.

Goodwill

The Company applies the provisions of U.S. GAAP, under which goodwill is tested at least annually for impairment. Goodwill on the accompanying balance sheets relates to the Company’s acquisition of Flexo Universal in a prior year, the investment in CTI Europe in a prior year and the goodwill related to Clever Container, a variable interest entity in which CTI is the primary beneficiary. It is the Company’s policy to perform impairment testing annually as of December 31, or as circumstances change. An annual impairment review was completed and no impairment was noted for the years ended December 31, 2018 and 2017 (see Note 15). While the Company believes that its estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect these evaluations.

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

Deferred Financing Costs

Deferred financing costs are amortized on a straight-line basis over the term of the loan. Upon a refinancing, existing unamortized deferred financing costs are expensed.

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

Revenue Recognition

On January 1, 2018, we adopted Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers using the modified retrospective method. The adoption of ASC 606 did not have a material impact on our consolidated financial position or results of operations, as our revenue arrangements generally consist of a single performance obligation to transfer promised goods at a fixed price.

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

A disaggregation of product net sales is presented in Note 19.

Research and Development

The Company conducts product development and research activities which include (i) creative product development and (ii) engineering. During the years ended December 31, 2018 and 2017, research and development activities totaled $375,000 and $345,000, respectively.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expenses amounted to $171,000 and $119,000 for the years ended December 31, 2018 and 2017, respectively.

Note 3 – Liquidity and Going Concern

The Company’s primary sources of liquidity are cash and cash equivalents as well as availability under the Credit Agreement with PNC (see Note 9). As noted in Note 9, we initiated an equity issuance process and entered into an amendment with PNC that would have allowed us more flexibility in the use of any proceeds, but also committed us to raise at least $7.5 million by November 15, 2018. That offering was ultimately terminated due to changes in market conditions. As that condition was not met, we are in violation of our Agreement, as amended.

As of March 2019, we entered into a forbearance agreement with PNC. Under the terms of this agreement, financial covenants as of March 31, 2019 will not be considered and all previously identified compliance failures will be waived, but we remain out of compliance with the terms of our credit facility, as amended.

In addition to the above, due to financial performance in 2016, 2017 and 2018, including net income/(losses) attributable to the Company of $0.7 million, ($1.6 million), and ($3.6 million), respectively, we believe that substantial doubt about our ability to continue as a going concern exists at December 31, 2018.

Additionally, we have experienced challenges in maintaining adequate seasonal working capital balances, made more challenging by increases in financing and labor costs. These changes in cash flows have created strain within our operations, and have therefore increased our desire to incorporate additional funding resources.

Management’s plans include:

(1)	Pursuing a strategically significant major capital event.
(2)	Working with our bank to resolve our compliance failure on a long-term basis.
(3)	Evaluating and potentially executing a sale/leaseback transaction of our facility in Lake Barrington, IL.
(4)	Continuing to monitor the equity market for the potential to complete the transaction attempted during 2018, and
(5)	Exploring alternative funding sources.

Management Assessment

Considering both quantitative and qualitative information, we continue to believe that our plans to obtain additional financing will provide us with an ability to finance our operations through 2019 and, if adequately executed, will mitigate the substantial doubt about our ability to continue as a going concern.

4.  New Accounting Pronouncements

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

We will adopt the standard as required on January 1, 2019 and use that date as our date of initial application of the guidance. Consequently, we will not update previously reported financial information and the disclosures under the new standard will not be provided for dates and periods prior to January 1, 2019. We will elect all of the practical expedients available under the transition guidance. The new standard also provides practical expedients for ongoing accounting. We will elect the short-term lease recognition exemption for all leases that qualify. That means we will not recognize right of use assets or lease liabilities for those leases. We will also elect the practical expedient to not separate lease and non-lease components for all of our leases. We expect that this standard will have a material impact on our financial statements. While we continue to assess all of the effects of adoption, we currently believe the most significant effects relate to the recognition of new right of use assets and lease liabilities on our balance sheet for our real estate and equipment operating leases, and the significant new required disclosures regarding our leasing activities. We do not expect a significant change in our leasing activities between now and adoption.

On adoption, we expect to recognize additional operating lease liabilities of approximately $3 million, with corresponding right of use assets for the same amount based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases.

5.  Fair Value Disclosures; Derivative Instruments

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

The interest rate swap entered into December 14, 2017 had a three-year term (ending December 14, 2020) and a notional amount of $3 million. The Company purchased a 2.25% fixed rate in exchange for the variable rate on a portion of the notes payable under the PNC Agreements, which was 1.47% at time of execution (see Note 9). The fair value of the swap was insignificant as of December 31, 2018 and 2017. The contract is expected to terminate during 2019 at no cost or benefit to the Company under the agreement executed with PNC during March 2019.

6.  Other Comprehensive Loss

Accumulated Other Comprehensive Loss Balances as of December 31, 2018

		Accumulated
	Foreign	Other
	Currency	Comprehensive
	Items	Loss
Beginning balance	$(5,365,364)	$(5,365,364)
Current period change	(684,983)	(684,983)
Ending balance	$(6,050,347)	$(6,050,347)

Accumulated Other Comprehensive Loss Balances as of December 31, 2017

		Accumulated
	Foreign	Other
	Currency	Comprehensive
	Items	Loss
Beginning balance	$(5,593,878)	$(5,593,878)
Current period change	228,514	228,514
Ending balance	$(5,365,364)	$(5,365,364)

For the years ended December 31, 2018 and 2017, no tax benefit has been recorded on the foreign currency translation; as such amounts would result in a deferred tax asset and are not expected to reverse in the foreseeable future.

7.   Major Customers

For the year ended December 31, 2018, the Company had two customers that accounted for approximately 24.8% and 24.5% of consolidated net sales. For the year ended December 31, 2017, those same two customers accounted for approximately 27.5% and 16.9% of consolidated net sales. At December 31, 2018, the outstanding accounts receivable balances due from these customers were $2,160,000 and $3,731,000, respectively. At December 31, 2017, the outstanding accounts receivable balances due from these customers were $2,871,000 and $3,088,000, respectively.

8.   Inventories

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

Inventories are comprised of the following:

	December 31, 2018	December 31, 2017
Raw materials	$1,994,741	$2,632,415
Work in Process	3,052,224	3,386,078
Finished Goods	14,934,581	13,347,620
In Transit	480,716
Allowance for excess quantities	(454,774)	(500,181)
Total inventories	$20,007,488	$18,865,932

9.   Notes Payable and Capital Leases

Long term debt consists of:

	Dec. 31, 2018	Dec. 31, 2017
Capital Lease with First American Equipment Finance, payable in monthly installments of $2,890 (amortized over 5 years).		3,000
Capital Lease with Wells Fargo, payable in monthly installments of $367 (amortized over 5 years).		2,000
Subordinated Notes (Officers) due on demand, interest at 4%, which consolidated prior Subordinated Notes (Officers). During January 2019, $600,000 of this balance was exchanged for 181,000 shares of our common stock at then market value	1,597,000	1,507,000
Notes Payable (Affiliates) due 2015, interest at prime (3.25%) plus 0.25% (3.5%) at December 31, 2017 (see Note 12) (Related Party).	32,000	32,000
Promissory Note with Merrick Company due on demand, interest at 4.25% (Related Party).	39,000	76,000
Promissory Note with Schwan Leasing due on demand, interest at 4.25% (Related Party).	127,000	60,000
Notes Payable (Affiliates) due 2021, interest at 11.75% (see Note 12) (Related Party).	28,000	41,000
Term Loan with PNC, payable in monthly installments of $100,000 amortized over 5 years, interest at 8.25%, balance due December 2022, which uses balloons and related equipment as collateral	4,700,000	6,000,000
Total long-term debt	6,523,000	7,721,000
Less current portion	(4,432,000)	(1,247,000)
Total Long-term debt, net of current portion	$2,091,000	$6,474,000

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

Available credit under the Revolving Credit facility is determined by eligible receivables and inventory at CTI Industries (U.S.) and Flexo Universal (Mexico). We notified PNC of our failure to meet two financial covenants as of March 31, 2018. On June 8, 2018, we entered into Waiver and Amendment No. 1 (the “Amendment 1”) to our PNC Agreements. The Amendment modified certain covenants, added others, waived our failure to comply as previously reported, and included an amendment fee and temporary increase in interest rate. During September 2018, we filed a preliminary prospectus on Form S-1 for a planned equity issuance. On October 8, 2018, we entered into Consent and Amendment No. 2 (the “Amendment 2”) to our PNC Agreements. Amendment 2 reduced the amount of new funding proceeds that must be used to repay the term loan from $5 million to $2 million and waived the calculation of financial ratios for the period ended September 30, 2018, in exchange for a new covenant committing to raise at least $7.5 million in gross proceeds from our equity issuance by November 15, 2018 and pay an amendment fee. Market conditions ultimately forced us to postpone the offering, and thus no proceeds were received by the November 15, 2018 requirement.

We engaged PNC to resolve this failure to meet our amended covenant, and as of March 2019 have entered into a forbearance agreement. Under the terms of this agreement, previously identified compliance failures will be waived and financial covenants as of March 31, 2019 will not be considered, with the next calculation due for the period ending June 30, 2019. We received a temporary over-advance of $1.2 million, declining to zero over a six week period, under the terms of this agreement and paid a fee of $250,000. As forbearance is a temporary condition and we remain out of compliance with the terms of our facility, we have reclassified long-term bank debt to current liabilities on our balance sheet. See Note 3 for a related discussion of the impact of this event.

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

We are required to maintain a "Leverage Ratio", which is defined as the ratio of (a) Funded Debt (other than the Shareholder Subordinated Loan) as of such date of determination to (b) EBITDA (as defined in the PNC Agreements) for the applicable period then ended. The highest values for this ration allowed by the PNC Agreements are:

Fiscal Quarter Ratio

December 31, 2017	4.75	to	1.00
March 31, 2018	4.50	to	1.00
June 30, 2018	4.25	to	1.00
September 30, 2018	not applicable
December 31, 2018	3.50	to	1.00
March 31, 2019	not applicable
June 30, 2019	3.00	to	1.00
September 30, 2019 and thereafter	2.75	to	1.00

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

The credit agreement provides for interest at varying rates in excess of the prime rate, depending on the level of senior debt to EBITDA over time. We also entered into a swap agreement with PNC Bank to fix the rate of interest for $3 million of the notes over 3 years at 2.25%. This contract was made at market value upon December 14, 2017 execution and accounted for as a hedge. This contract is expected to terminate during 2019 at no cost or benefit to the Company under the terms of the forbearance agreement.

Failure to comply with these covenants has caused us to pay a higher rate of interest (by 2% per the Agreements), and other potential penalties may impact the availability of the credit facility itself, and thus might negatively impact our ability to remain a going concern. As described above in this Note as well as in Note 3, we believe that we were not in compliance with this credit facility as of December 31, 2018, and have entered into a forbearance agreement with our bank as of March 2019.

10.   Subordinated Debt – Related Parties

As of December 2017, Mr. Schwan was owed a total of $1.1 million, with additional accrued interest of $0.4 million, by the Company. As part of the December 2017 financing with PNC, Mr. Schwan executed a subordination agreement related to these amounts due him, as evidenced by a related note representing the amount owed to Mr. Schwan. During January 2019, Mr. Schwan and the Company agreed to an exchange of $0.6 million of his debt for approximately 181,000 shares of CTI common stock at the then market rate of $3.32 per share. As of December 31, 2018, the balance of Mr. Schwan’s note was approximately $1.6 million, including accrued interest.

11.   Income Taxes

The income tax provisions are comprised of the following:

	Dec. 31 2018	Dec. 31 2017
Current:
Federal	$165,000	$(188,549)
State	-	(11,964)
Foreign	(245,040)	317,823
	$(80,040)	$117,310

Deferred
Federal	$317,640	$732,895
State	266,413	(79,598)
Foreign	432,693	(59,074)
	1,016,746	594,223
Total Income Tax Provision	$936,706	$711,533

The 2017 tax provision included the impact of changes in deferred taxes of $0.2 million resulting from the federal rate change from 34% to 21%.

The components of the net deferred tax asset at December 31 are as follows:

	2018	2017
Deferred tax assets:
Federal and state net operating loss carryforwards	$805,865	$523,808
Foreign tax credit and other credits	469,408	592,993
Reserves and accruals	320,783	271,884
Unicap 263A adjustment	112,199	126,944
Other deferred tax assets	88,369	26,198
Foreign and VIE net operating loss carryforwards	566,765	569,147
Deferred Interest Expense	529,983	-
Total gross deferred tax assets	2,893,372	2,110,974

Deferred tax liabilities:
Fixed assets and intangibles	(257,113)	(273,746)
Deferred state income tax	(91,691)	(103,055)
Total gross deferred tax liabilities	(348,804)	(376,801)
Less: valuation allowance	(2,409,474)	(631,706)
Net deferred tax assets	135,094	1,102,467

Deferred Tax Asset Valuation Allowance
Beginning Balance	631,706	45,000
Additions charged (credited) to expense	1,777,768	586,706
Balance at end of year	2,409,474	631,706

The Company has a net operating loss carryforward for federal income tax purposes of approximately $1.0 million which will begin to expire in 2024, as well as federal tax credits of approximately $0.5 million after $0.1 million expired during 2018. It also has a net operating loss carryforward for state income tax purposes of approximately $6.3 million, which will begin to expire in 2022. On December 22, 2017, the U.S. government enacted significant tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”).  The Tax Act created a separate category of creditable foreign source income related to foreign branches.  This may operate to prevent cross-crediting of foreign tax credit carryforwards generated by the Company in prior years with those attributable to branch income generated in future years.  As a result of this new provision, the U.S. Foreign Tax Credit deferred tax asset has been fully offset by a valuation allowance recorded during 2017.  Because we are out of compliance with the terms of our credit facility, are operating under a forbearance agreement, and substantial doubt exists regarding our ability to continue as a going concern, we have increased the valuation allowance to include substantially all of our tax carryforward assets, or $1.8 million during the year ended December 31, 2018.  It increased by $0.6 million during the year ended December 31, 2017 as noted above.

Income tax provisions differed from the taxes calculated at the statutory federal tax rate as follows:

	Years Ended December 31,
	2018	2017
Federal Taxes at statutory rate	$(589,875)	$(372,364)
State income taxes, net of Federal tax effect	(298.917)	(60,695)
Nondeductible expenses	3,859	35,083
Foreign taxes	45,552	522,803
Change in valuation allowance	1,777,768	586,706
Other	(1,681)	-
Income tax provision	$936,706	$711,533

The Company files tax returns in the U.S., and in the U.K, Germany and Mexico foreign tax jurisdictions and also in various state jurisdictions in the U.S. The tax years 2015 through 2017 remain open to examination. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2018 and 2017, the Company does not believe it has any uncertain tax positions.

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

12.   Employee Benefit Plan

The Company has a defined contribution plan for substantially all employees. Profit sharing contributions may be made at the discretion of the Board of Directors. Under the plan, the maximum contribution for the Company is 4% of gross wages. Employer contributions to the plan totaled none and $47,000 for the years ended December 31, 2018 and 2017, respectively. This reduction in contribution is the result of suspending the employer contribution during 2017.

13.   Related Party Transactions

Stephen M. Merrick, Chief Executive Officer of the Company until November 2018, is of counsel to a law firm from which the Company received legal services during the year. Mr. Merrick is both a director and a shareholder of the Company. Legal fees paid to this firm were $88,000 and $154,000 for the years ended December 31, 2018 and 2017, respectively.

John H. Schwan, Chairman of the Board, is the brother of Gary Schwan, one of the owners of Schwan Incorporated, which provides building maintenance services to the Company. The Company made payments to Schwan Incorporated of approximately $41,000 and $19,000 during the years ended December 31, 2018 and 2017, respectively.

During the period from January 2003 to the present, John H. Schwan, Chairman of the Board, has made loans to the Company which have outstanding balances, for the Company of $1,597,000 and $1,507,000 as of December 31, 2018 and 2017, respectively. During 2018 and 2017, interest expense on these outstanding loans was $93,000 and $94,000, respectively.

During 2010, Schwan Leasing and Merrick Company, owned by John H. Schwan and Stephen M. Merrick, provided financing for the acquisition and construction of latex balloon production and related equipment (see Note 14).

Items identified as Notes Payable Affiliates in the Company's Consolidated Balance Sheet as of December 31, 2018 and 2017 include loans by shareholders to Flexo Universal totaling $28,000 and $41,000, respectively, as well as a loan to CTI Europe totaling $32,000 and $32,000, respectively.

14.   Variable Interest Entities (“VIE”) and Transactions

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

Mr. Schwan and Mr. Merrick are partial owners of Clever Container, an Illinois limited liability company engaged in the sale and distribution through a network of independent distributors, of household items including containers and organizing products. Together they own roughly half of Clever Container. The Company acquired a 28.5% interest in Clever Container from third parties in 2016. The Company produces and sells certain container products to Clever Container and also purchases and re-sells products to Clever Container. By reason of the level of ownership of Clever Container by two principal officers and/or shareholders of the Company, the ownership interest of the Company in Clever Container and the transactions among the Company and Clever Container, the determination was made to consolidate the results of Clever Container in the consolidated financial statements of the Company commencing as of October 1, 2013.

During the twelve months ended December 31, 2018 and 2017, Clever Container purchased various products from the Company in the amount of $858,000 and $955,000, respectively. As of December 31, 2018 and 2017, the balance of accounts receivable from Clever Container to the Company were $1,352,000 and $988,000, respectively.

During November 2018, the Company announced its intent to divest its interest in Clever Container. During February 2019, the Company agreed in principle to sell its 28.5% interest in Clever Container to Messrs. Schwan and Merrick in exchange for their 30% ownership (combined) of CTI Europe. Due to this transaction and an ongoing reduction in involvement between the entities, the Company intends to deconsolidate Clever Container during 2019. As a result of these subsequent events and expected deconsolidation, the Company performed a valuation of its investment with respect to Clever Container. The Company recognized an impairment of equity interest in Clever Container of $0.2 million in 2018.

The following sets forth the condensed balance sheet of VLM, VLUS and Clever Container for December 31, 2018 and 2017.

	Dec. 31, 2018	Dec. 31, 2017
Current Assets	$490,000	$608,000
Property, plant and equipment, net	200,000	231,000
Other noncurrent assets	800,000	740,000
Total assets	$1,490,000	$1,579,000

Mortgages and other debt payable	$2,133,000	$2,062,000
Total liabilities	$2,133,000	$2,062,000

15.   Goodwill

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

The Company has determined that the fair value of goodwill was not impaired as of December 31, 2018 and 2017.

16.   Commitments

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

In September 2012, we entered into a lease agreement, expiring on February 28, 2017 to rent approximately 118,000 square feet of warehouse and office space in Lake Zurich, Illinois. Effective March 1, 2017, this lease had been renewed for three years, at a basic rental cost per month of:

Lease period	Amount per month
March 1, 2018 – February 28, 2019	$40,000
March 1, 2019 – February 28, 2020	$42,000

All of the Company’s lease payments are recognized on a straight-line basis. The net lease expense was approximately $1.4 million for the years ended December 31, 2018 and 2017, respectively.

The future aggregate minimum net lease payments under existing agreements as of December 31 are as follows:

2019	1,437,000
2020	957,000
2021	815,000
2022	146,000
2023+	75,000
Total	$3,430,000

Licenses

The Company has certain merchandising license agreements that require royalty payments based upon the Company’s net sales of the respective products. The agreements call for guaranteed minimum commitments that are determined on a calendar year basis. Future guaranteed commitments due, as computed on a pro rata basis, as of December 31, are as follows:

2019	500,000
Total	$500,000

17.   Stockholders’ Equity

Stock Options

The Compensation Committee administers the stock-based plans. The exercise price for Incentive Stock Options (“ISO”) cannot be less than the fair value of the stock subject to the option on the grant date (110% of such fair value in the case of ISOs granted to a stockholder who owns more than 10% of the Company’s Common Stock). The exercise price of a Non-Qualified Stock Options (“NQSO”) shall be fixed by the Compensation Committee at whatever price the Committee may determine in good faith. Unless the Committee determines otherwise, options beginning with the 2009 Plan generally had a 4-year term with a 3-year vesting schedule. Unless the Committee provides otherwise, options terminate upon the termination of a participant’s employment, except that the participant may exercise an option to the extent it was exercisable on the date of termination and for a period of time after termination. Officers, directors and employees of, and consultants to the Company, or any parent or subsidiary corporation selected by the Committee, are eligible to receive options under the Plan. Subject to certain restrictions, the Committee is authorized to designate the number of shares to be covered by each award, the terms of the award, the date on which and the rates at which options or other awards may be exercised, the method of payment, vesting and other terms.

On June 8, 2018, our shareholders approved the 2018 Stock Incentive Plan (“2018 Plan”). The 2018 Plan authorizes the issuance of up to 300,000 shares of our common stock in the form of equity-based awards. No such shares were issued as of December 31, 2018.

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

Risk-free interest rate: The Company bases the risk-free interest rate on the rate payable on US treasury securities in effect at the time of the grant, which varied between 2.2% and 2.9%.

Expected life: The expected life of the option represents the period of time options are expected to be outstanding. The Company uses an expected life of 3.75 years.

Dividend yield: The estimate for dividend yield is 0%, as the Company did not issue dividends during 2018 or 2017 and does not expect to do so in the foreseeable future.

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

The Company’s pre-tax income for the fiscal year ended December 31, 2018 and 2017 includes approximately $172,000 and $21,000, respectively, of compensation costs related to share-based payments. As of December 31, 2018, there is $193,000 of unrecognized compensation expense related to non-vested stock option grants. We expect approximately $92,000, $56,000, and $32,000 to be recognized during 2019, 2020, and 2021 respectively.

On April 150, 2009, the Board of Directors approved for adoption, and on June 5, 2009, the shareholders of the Company approved the 2009 Stock Incentive Plan (“2009 Plan”).  The 2009 Plan authorized the issuance of up to 510,000 shares of stock or options to purchase stock of the Company (including cancelled shares reissued under the plan.)  As of December 31, 2017, 399,469 were outstanding, of which 26,788 were vested and 372,681 were not vested.  Vesting is determined at time of grant. As of December 31, 2018, 394,469 were outstanding, of which 88,589 were vested and 305,880 were not vested.

On June 8, 2018, our shareholders approved the 2018 Stock Incentive Plan (“2018 Plan”).  The 2018 Plan authorizes the issuance of up to 300,000 shares of our common stock in the form of equity-based awards.

No options were exercised during the years ended December 31, 2018 and 2017.

The following is a summary of the activity in the Company’s stock option plans and other options for the years ended December 31, 2018 and 2017, respectively:

	December 31, 2018		December 31, 2017
		Weighted Avg.		Weighted Avg.
	Shares	Exercise Price	Shares	Exercise Price
Exercisable, beginning of period	103,463	$5.38	83,275	$5.20
Vested	66,801	3.67	37,138	5.70
Exercised	-	-	-	-
Cancelled/Expired	(5,000)	5.76	(16,950)	5.17
Exercisable at the end of period	165,264	$4.05	103,463	$5.38

	December 31, 2018		December 31, 2017
		Weighted Avg.		Weighted Avg.
	Shares	Exercise Price	Shares	Exercise Price
Outstanding, beginning of period	476,144	$3.97	143,094	$5.22
Granted	-	-	350,000	3.52
Exercised	-	-	-	-
Cancelled/Expired	(5,000)	5.76	(16,950)	5.17
Outstanding at the end of period	471,144	$3.95	476,144	$3.97

On December 1, 2017, pursuant to his offer of employment with the Company as President, Mr. Jeffrey Hyland was granted 25,000 shares of restricted stock (vesting over four years), 65,000 incentive stock options (vesting over five years) and 260,000 non-qualified options (vesting over five years).

At December 31, 2018, there were 300,000 options available to grant. The above represents instruments broadly referred to as options which include non-qualified stock options, incentive stock options, grants of restricted common stock, and similar instruments.

Subsequent to the reporting period, during January 2019, and as further described in Note 21, the settlement of an arbitration proceeding resulted in the issuance of 20,000 shares of the Company’s common stock. An expense for the fair value of these shares was recorded as of December 31, 2018 in the amount of approximately $67,000.

18.   Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during each period.

Diluted earnings per share is computed by dividing the net income by the weighted average number of shares of common stock and equivalents (stock options and warrants), unless anti-dilutive, during each period.

Consolidated Earnings per Share

	Year Ended December 31,
	2018	2017
Basic
Average shares outstanding:
Weighted average number of shares outstanding during the period	3,578,885	3,568,885

Earnings:
Net (loss)/income attributable to CTI Industries Corporation	$(3,585,709)	$(1,603,103)

Amount for per share Computation	$(3,585,709)	$(1,603,103)

Net (loss)/income per share applicable to Common Shares	$(1.00)	$(0.45)

Diluted
Average shares outstanding:	3,578,885	3,568,885
Weighted averages shares Outstanding Common stock equivalents (options, warrants)	-	47,359

Weighted average number of shares outstanding during the period	3,578,885	3,616,244

Earnings:
Net (loss)/income attributable to CTI Industries Corporation	$3,585,709)	$(1,603,103)

Amount for per share computation	$(3,585,709)	$(1,603,103)

Net (loss)/ income per share applicable to Common Shares	$(1.00)	$(0.44)

19. Product and Geographic Segment Data

The Company’s operations consist of a single business segment which designs, manufactures, and distributes film products. Transfers between geographic areas were primarily at cost plus a standard markup. The Company’s subsidiaries have assets consisting primarily of trade accounts receivable, inventory and machinery and equipment. Sales and selected financial information by geographic area for the years ended December 31, 2018 and 2017, respectively, are:

	United States	United Kingdom (UK)	Europe (Excluding UK)	Mexico	Consolidated
Year ended 12/31/18
Sales to outside customers	$40,554,000	$1,438,000	$4,731,000	$8,868,000	$55,591,000
Total Assets	$25,354,000	$879,000	$3,052,000	$9,476,000	$38,761,000

	United States	United Kingdom (UK)	Europe (Excluding UK)	Mexico	Consolidated
Year ended 12/31/17
Sales to outside customers	$41,165,000	$1,908,000	$4,142,000	$9,022,000	$56,237,000
Total Assets	$27,784,000	$923,000	$2,989,000	$8,288,000	$39,984,000

The following table provides a breakdown of product net sales from operations in each of the years indicated (in thousands):

	(000 Omitted)
	$	% of	$	% of
Product Category	2018	Net Sales	2017	Net Sales

Foil Balloons	24,962	45%	29,103	52%

Latex Balloons	8,793	16%	9,400	17%

Vacuum Sealing Products	8,820	16%	7,866	14%

Film Products	2,006	4%	2,602	4%

Other Products	11,010	19%	7,266	13%

Total	55,591	100.0%	56,237	100.0%

20.   Contingencies

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

21.   Legal Proceedings

The Company may be party to certain lawsuits or claims arising in the normal course of business. The ultimate outcome of these matters is unknown but, in the opinion of management, we do not believe any of these proceedings will have, individually or in the aggregate, a material adverse effect upon our financial condition, cash flows or future results of operation.

In July, 2017, God’s Little Gift, Inc. (d\b\a) Helium and Balloons Across America and Gary Page (“Claimants”) filed an action against the Company based on disputed compensation amounts over several years. This action was resolved by mutual agreement between the parties during January 2019. Mr. Page received 20,000 shares of CTI common stock, $5,000 in cash, and a minimum payout in his monthly royalty calculation of $7,667 beginning March 1, 2019 and ending August 1, 2021. The Company accrued the $0.3 million in committed costs under this settlement in its December 31, 2018 financial statements.

Schedule II – Valuation and Qualifying Accounts:

The following is a summary of the allowance for doubtful accounts related to accounts receivable for the years ended December 31:

	2018	2017
Balance at beginning of year	$114,000	$137,000
Charged to expenses	4,000	6,000
Uncollectible accounts written off	(33,000)	(29,000)
Balance at end of year	$85,000	$114,000

The following is a summary of the allowance for excess inventory for the years ended December 31:

	2018	2017
Balance at beginning of year	$500,000	$794,000
Charged to expenses	-	-
Excess inventory written off	(46,000)	(294,000)
Balance at end of year	$454,000	$500,000

The following is a summary of property and equipment and the related accounts of accumulated depreciation for the years ended December 31:

	2018	2017
Cost Basis
Balance at beginning of year	$31,443,000	$38,250,000
Additions	492,000	813,697
Disposals		(7,620,697)
Balance at end of year	$31,935,000	$31,443,000

Accumulated depreciation
Balance at beginning of year	$26,879,000	$32,938,000
Depreciation	1,241,000	1,568,697
Disposals		(7,620,697)
Balance at end of year	$28,120,000	$26,886,000

The following is a summary of the valuation allowance for income taxes for the years ended December 31:

Deferred Tax Asset Valuation Allowance	2018	2017
Beginning Balance	631,706	45,000
Additions charged (credited) to expense	1,777,768	586,706
Balance at end of year	2,409,474	631,706

EXHIBIT INDEX

Exhibit Number	Document

3.1	Restated Articles of Incorporation (Incorporated by reference to Exhibit A to Registrant’s Schedule 14A Definitive Proxy Statement filed April 29, 2015).
3.2	Amended and Restated By-Laws of CTI Industries Corporation (Incorporated by reference to Exhibit 3.2, contained in Registrant’s Form 8-K filed on March 17, 2017).
4.1	Form of CTI Industries Corporation’s common stock certificate (Incorporated by reference to Exhibit 4.1 contained in Registrant’s Report on Form 10-K dated March 31, 2017).
10.1

CTI Industries Corporation 2009 Stock Incentive Plan (Incorporated by reference to Schedule A contained in Registrant’s Schedule 14A Definitive Proxy Statement, as filed with the Commission on April 30, 2009).

10.2	CTI Industries Corporation 2018 Stock Incentive Plan (Incorporated by Reference to Schedule A contained in Registrant’s 14A Definitive Proxy Statement, as filed with the Commission on April 30, 2018)
10.3	Lease Agreement between Schultz Bros. Co. and the Company dated September 19, 2012 (Incorporated by reference to Exhibit 10.8 contained in Registrant’s Report on Form 10-Q dated November 14, 2012).
10.4	Stock Purchase Warrant to Purchase Common Stock of CTI Industries Corporation (Incorporated by reference to Exhibit 10.5 contained in Registrant’s Report on Form 10-Q dated August 22, 2016).
10.5	Registration Rights Agreement between [Purchaser] and the Company (Incorporated by reference to Exhibit 10.6 contained in Registrant’s Report on Form 10-Q dated August 22, 2016).
10.6

Promissory Note between CTI Industries and Stephen M. Merrick dated September 30, 2016 (Incorporated by reference to Exhibit 10.1 contained in Registrant’s Report on Form 10-Q dated November 14, 2016).

10.7	Promissory Note between CTI Industries and John H. Schwan dated September 30, 2016 (Incorporated by reference to Exhibit 10.2 contained in Registrant’s Report on Form 10-Q dated November 14, 2016).
10.8	Employment Agreement between Jeffrey S. Hyland and the Company dated December 1, 2017 (Incorporated by reference to Exhibit 10.38 contained in Registrant’s Report on Form 10-K filed on April 2, 2018).
10.9	Revolving Credit, Term Loan, and Security Agreement dated December 14, 2017 (Incorporated by reference to Exhibit 10.1, contained in Registrant’s Form 8-K filed on December 19, 2017).
10.10	Revolving Credit Note dated December 14, 2017 (Incorporated by reference to Exhibit 10.2, contained in Registrant’s Form 8-K filed on December 19, 2017).
10.11	Term Note dated December 14, 2017 (Incorporated by reference to Exhibit 10.3, contained in Registrant’s Form 8-K filed on December 19, 2017).
10.12	Promissory Note dated December 14, 2017 (Incorporated by reference to Exhibit 10.4, contained in Registrant’s Form 8-K filed on December 19, 2017).
10.13	Real Property Mortgage dated December 14, 201Close File7 (Incorporated by reference to Exhibit 10.5, contained in Registrant’s Form 8-K filed on December 19, 2017).
10.14	Subordination Agreement dated December 14, 2017 (Incorporated by reference to Exhibit 10.6, contained in Registrant’s Form 8-K filed on December 19, 2017).

10.15	Waiver and Amendment No. 1 to Revolving Credit, Term Loan and Security Agreement dated June 12, 2018 (Incorporated by reference to Exhibit 10.1, contained in Registrant’s Form 8-K filed on June 12, 2018)
10.16

Consent and Amendment No. 2 to Revolving Credit, Term Loan and Security Agreement dated October 8, 2018 (Incorporated by reference to Exhibit 10.1, contained in Registrant’s form 8-K filed on October 12, 2018)

10.17	Subscription Agreement among Registrant and John H. Schwan dated December 21, 2018 (Incorporated by reference to Exhibit 10.1, contained in Registrant’s form 8-K filed on January 17, 2019
10.18	Settlement Agreement and Release dated January 21, 2019 (filed herewith as Exhibit 10.19)
10.19	Amendment No.1 to Agreement among CTI, GLG, Page and H One dated January 21, 2019 (filed herewith as Exhibit 10.19)
10.20

Amendment No. 3 and Forbearance Agreement to Revolving Credit, Term Loan and Security Agreement dated March 4, 2019 (Incorporated by reference to Exhibit 10.1, contained in Registant’s form 8-K filed on March 8, 2019)

14	Code of Ethics (Incorporated by reference to Exhibit contained in the Registrant’s Form 10-K/A Amendment No. 2, as filed with the Commission on October 13, 2004).

21	Subsidiaries (description incorporated in Form 10-K under Item No. 1).
23.1	Consent of Independent Registered Public Accounting Firm, Plante & Moran, PLLC.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
99	Audited financial statements of the Company’s subsidiary, Flexo Universal, S. de R.L. de C.V. for the year ended December 31, 2018.
101

Interactive Data Files, including the following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements.