Form 10-Q
period 2019-03-31
CTI INDUSTRIES CORP
filed 2019-05-21
CIK 1042187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to_________

Commission File Number

000-23115

CTI INDUSTRIES CORPORATION

(Exact name of Registrant as specified in its charter)

Illinois	36-2848943
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)

22160 N. Pepper Road
Lake Barrington, Illinois	60010
(Address of principal executive offices)	(Zip Code)

(847) 382-1000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	CTIB	NASDAQCM

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐     No ☐

Indicate by check mark whether the registrant has submitted electronically on its corporate Web site, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of the Registrant’s common stock as of May 1, 2019 was 3,735,950.

CTI Industries Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

	March 31, 2019	December 31, 2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents (VIE $3,000 and $57,000, respectively)	$175,442	$428,150
Accounts receivable, (less allowance for doubtful accounts of $92,000 and $85,000, respectively)	10,602,710	10,830,555
Inventories, net (VIE $315,000 and $340,000, respectively)	20,837,907	20,007,488
Prepaid expenses (VIE $106,000 and $127,000, respectively)	646,164	858,158
Other current assets	1,419,371	886,383

Total current assets	33,681,594	33,010,734

Property, plant and equipment:
Machinery and equipment	23,842,559	23,807,985
Building	3,374,334	3,367,082
Office furniture and equipment (VIE $303,000 and $303,000, respectively)	2,656,519	2,649,280
Intellectual property	783,179	783,179
Land	250,000	250,000
Leasehold improvements	411,426	409,188
Fixtures and equipment at customer locations	518,450	518,450
Projects under construction	188,181	150,272
	32,024,648	31,935,436
Less : accumulated depreciation and amortization (VIE $106,000 and $104,000, respectively)	(28,427,729)	(28,120,455)

Total property, plant and equipment, net	3,596,919	3,814,981

Other assets:
Goodwill (VIE $440,000 and $440,000, respectively)	1,473,176	1,473,176
Net deferred income tax asset	495,586	135,094
Operating lease right-of-use	2,110,723
Other assets	26,088	326,849

Total other assets	4,105,573	1,935,119

TOTAL ASSETS	$41,384,086	$38,760,834

LIABILITIES AND EQUITY
Current liabilities:
Checks written in excess of bank balance (VIE $4,000 and $7,000, respectively)	$654,646	$636,142
Trade payables (VIE $142,000 and $62,000, respectively)	8,680,004	6,679,670
Line of credit (VIE $249,000 and $267,000, respectively)	15,351,709	16,582,963
Notes payable - current portion	4,414,581	4,432,320
Notes payable affiliates - current portion	11,271	10,821
Operating Lease Liabilities	1,016,687	0
Accrued liabilities (VIE $47,000 and $89,000, respectively)	2,082,161	1,866,796

Total current liabilities	32,211,059	30,208,712

Long-term liabilities:
Notes payable - affiliates	175,512	199,122
Notes payable, net of current portion (VIE $30,000 and $27,000, respectively)	639,327	399,912
Operating Lease Liabilities	1,094,036
Notes payable - officers, subordinated	1,012,024	1,597,019
Deferred gain (non current)	74,364	100,340
Deferred income tax liability	-
Total long-term debt, net of current portion	2,995,263	2,296,393

Total long-term liabilities	2,995,263	2,296,393

Equity:
CTI Industries Corporation stockholders' equity:
Preferred Stock -- no par value, 3,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock - no par value, 15,000,000 shares authorized, 3,779,608 shares issued and 3,730,950 shares outstanding	13,898,494	13,898,494
Paid-in-capital	3,135,404	2,506,437
Accumulated earnings	(3,745,907)	(2,865,486)
Accumulated other comprehensive loss	(5,814,471)	(6,050,347)
Less: Treasury stock, 43,658 shares	(160,784)	(160,784)
Total CTI Industries Corporation stockholders' equity	7,312,736	7,328,314
Noncontrolling interest	(1,134,972)	(1,072,585)
Total Equity	6,177,764	6,255,729
TOTAL LIABILITIES AND EQUITY	$41,384,086	$38,760,834

See accompanying notes to condensed consolidated unaudited financial statements

CTI Industries Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	For the Three Months Ended March 31,
	2019	2018

Net Sales	$12,536,389	$13,979,177

Cost of Sales	10,540,218	11,110,786

Gross profit	1,996,171	2,868,391

Operating expenses:
General and administrative	2,056,073	1,884,046
Selling	437,565	858,537
Advertising and marketing	273,880	296,880
Gain on sale of assets	(23,547)	(24,414)
Total operating expenses	2,743,971	3,015,049

Income from operations	(747,800)	(146,658)

Other (expense) income:
Interest expense	(546,906)	(564,060)
Interest income	-	(345)
Change in fair value of warrants	-	-
Foreign currency loss	(8,594)	31,028

Total other expense, net	(555,500)	(533,377)

Net income before taxes	(1,303,300)	(680,035)

Income tax expense	(360,492)	(209,484)

Net income	(942,808)	(470,551)

Less: Net (loss) income attributable to noncontrolling interest	(62,387)	(7,543)

Net income attributable to CTI Industries Corporation	$(880,421)	$(463,008)

Other Comprehensive Income (Loss)
Foreign currency adjustment	235,876	433,065
Comprehensive Income (Loss)	$(644,545)	$(29,943)

Basic income per common share	$(0.24)	$(0.13)

Diluted income per common share	$(0.24)	$(0.13)

Weighted average number of shares and equivalent shares of common stock outstanding:
Basic	3,735,950	3,530,227

Diluted	3,735,950	3,530,227

See accompanying notes to condensed consolidated unaudited financial statements

CTI Industries Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended March 31,
	2019	2018

Cash flows from operating activities:
Net income	$(942,808)	$(470,551)
Depreciation and amortization	308,084	376,920
Operating cash flows from operating leases	248,757	-
Amortization of deferred gain on sale/leaseback	(27,474)	(28,486)
Provision for losses on accounts receivable	6,085	(17,781)
Provision for losses on inventories	(10,656)	(35,503)
Deferred income taxes	(360,492)	(133,982)
Change in assets and liabilities:
Accounts receivable	249,950	(465,865)
Inventories	(827,084)	(1,995,477)
Prepaid expenses and other assets	(235,701)	109,567
Trade payables	1,971,593	1,572,804
Accrued liabilities	(149,957)	127,038

Net cash provided by (used in) operating activities	230,297	(961,316)

Cash flows from investing activities:
Purchases of property, plant and equipment	(52,243)	63,533

Net cash provided by (used in) investing activities	(52,243)	63,533

Cash flows from financing activities:
Change in checks written in excess of bank balance	18,504	(442,992)
Net change in revolving line of credit	(1,235,126)	2,123,582
Repayment of long-term debt	771,113	(432,942)
Proceeds from issuance of stock	28,967	61,975
Cash paid for deferred financing fees	3,800	(24,568)

Net cash provided by (used in) financing activities	(412,742)	1,285,055

Effect of exchange rate changes on cash	(18,020)	27,307

Net increase/(decrease) in cash and cash equivalents	(252,708)	414,579

Cash and cash equivalents at beginning of period	428,150	181,026

Cash and cash equivalents at end of period	$175,442	$595,605
	$-	$-

Supplemental disclosure of cash flow information:
Cash payments for interest	366,688	$408,001

Supplemental Disclosure of non-cash investing and financing activity
Property, Plant & Equipment acquisitions funded by liabilities	$11,869	$25,387

See accompanying notes to condensed consolidated unaudited financial statements

CTI Industries Corporation and Subsidiaries
Consolidated Statements of Stockholders' Equity

	CTI Industries Corporation
					Accumulated
					Other	Less
	Common Stock		Paid-in	Accumulated	Comprehensive	Treasury Stock		Noncontrolling
	Shares	Amount	Capital	(Deficit) Earnings	Loss	Shares	Amount	Interest	TOTAL
Balance December 31, 2018	$3,578,885	$13,898,494	$2,506,437	$(2,865,486)	$(6,050,347)	$(43,658)	$(160,784)	$(1,072,585)	6,255,729

Stock Issued	20,000
Shareholder note to equity	180,723		600,000						600,000
Stock Option Expense			28,967						28,967
Net Income				(880,421)				(62,387)	(942,808)
Other comprehensive income, net of taxes
Foreign currency translation					235,876				235,876

Balance March 31, 2019	$3,779,608	$13,898,494	$3,135,404	$(3,745,907)	$(5,814,470)	$(43,658)	$(160,784)	$(1,134,972)	$6,177,764

See accompanying notes to condensed consolidated unaudited financial statements

CTI Industries Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 - Basis of Presentation

The accompanying condensed (a) consolidated balance sheet as of December 31, 2018, which has been derived from audited consolidated financial statements, and (b) the unaudited interim condensed consolidated financial statements have been prepared and, in the opinion of management, contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the consolidated financial position and the consolidated statements of comprehensive income and consolidated cash flows for the periods presented in conformity with generally accepted accounting principles for interim consolidated financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2019. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2018.

Principles of consolidation and nature of operations:

The condensed consolidated financial statements include the accounts of CTI Industries Corporation and its wholly-owned subsidiaries, CTI Balloons Limited and CTI Supply, Inc., its majority-owned subsidiaries, Flexo Universal, S. de R.L. de C.V. and CTI Europe gmbH, as well as the accounts of Venture Leasing S. A. de R. L., Venture Leasing L.L.C and Clever Container Company, L.L.C. (the “Company”). The last three entities have been consolidated as variable interest entities. All significant intercompany transactions and accounts have been eliminated in consolidation. The Company (i) designs, manufactures and distributes balloon and related novelty (candy and party related) products throughout the world, (ii) operates systems for the production, lamination, coating and printing of films used for food packaging and other commercial uses and for conversion of films to flexible packaging containers and other products, and (iii) distributes vacuum sealing products and home organization products in the United States. We have announced our intention to divest our interest in Clever Container and deconsolidate that entity from our group. As we still hold an equity interest in Clever Container as of March 31, 2019, it remains consolidated as a variable interest entity.

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

As of March 31, 2019 and 2018, shares to be issued upon the exercise of options and warrants aggregated 471,144 for each period. The number of shares included in the determination of earnings on a diluted basis for the three months ended March 31, 2019 and 2018 were none, as doing so would have been anti-dilutive.

Significant Accounting Policies:

The Company’s significant accounting policies are summarized in Note 2 of the Company’s consolidated financial statements for the year ended December 31, 2018. There were no significant changes to these accounting policies during the three months ended March 31, 2019, except for the adoption of Accounting Standards Codification (ASC) Topic 842, Leases.

On January 1, 2019, we adopted ASC Topic 842 (Leases). The adoption of this standard significantly increased our assets and liabilities and further discussed in Note 12. ASC 842 requires a lessee to recognize assets and liabilities related to leases with terms in excess of 12 months. Such assets are typically considered Right-Of-Use (“ROU”) assets. Prior information has not been restated and continues to be reported under the accounting standards in effect for those periods.

On January 1, 2018, we adopted ASC 606 (Revenue From Contracts With Customers) using the modified retrospective method. The adoption of ASC 606 did not have a material impact on our consolidated financial position or results of operations, as our revenue arrangements generally consist of a single performance obligation to transfer promised goods at a fixed price.

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

Auditor Replacement Process:

During April 2019, our independent registered accounting firm, Plante & Moran PLLC, declined to stand for reappointment as auditor. We are currently seeking a replacement audit firm. This quarterly report on Form 10Q is being prepared without the benefit of auditor review, and we intend to amend its filing upon the hiring of a replacement independent registered accounting firm.

Note 2 – Liquidity and Going Concern

The Company’s primary sources of liquidity are cash and cash equivalents as well as availability under the Credit Agreement with PNC Bank, National Association (“PNC”) (see Note 3). As indicated in Note 3, twice during 2018 we violated covenants in our credit facility and as of March 2019 we entered into a forbearance agreement with PNC. Under the terms of this agreement, financial covenants as of March 31, 2019 will not be considered and all previously identified compliance failures will be waived, but we remain out of compliance with the terms of our credit facility, as amended.

In addition to the above, due to financial performance in 2016, 2017 and 2018, including net income/(losses) attributable to the Company of $0.7 million, ($1.6 million), and ($3.6 million), respectively, we believe that substantial doubt about our ability to continue as a going concern exists at March 31, 2019.

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

Note 3 - Debt

During December 2017, we terminated a prior credit arrangement and entered in new financing agreements with PNC Bank, National Association (“PNC”). The “PNC Agreements” include a $6 million term loan and an $18 million revolving credit facility, with a termination date of December 2022.

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

We engaged PNC to resolve this failure to meet our amended covenant, and as of March 2019 entered into a forbearance agreement. Under the terms of this agreement, previously identified compliance failures will be waived and financial covenants as of March 31, 2019 will not be considered, with the next calculation due for the period ending June 30, 2019. We received a temporary over-advance of $1.2 million, which declined to zero over a six-week period under the terms of this agreement and paid a fee of $250,000. As forbearance is a temporary condition and we remain out of compliance with the terms of our facility, we have reclassified long-term bank debt to current liabilities on our balance sheet.

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

Failure to comply with these covenants has caused us to pay a higher rate of interest (by 2% per the Agreements), and other potential penalties may impact the availability of the credit facility itself, and thus might negatively impact our ability to remain a going concern. As described above in this Note as well as in Note 2, we were not in compliance with this credit facility as of December 31, 2018 and have entered into a forbearance agreement with our bank as of March 2019.

As of December 2017, Mr. Schwan was owed a total of $1,099,000, with additional accrued interest of $400,000, by the Company. As part of the December 2017 financing with PNC, Mr. Schwan executed a subordination agreement related to these amounts due him, as evidenced by a related note representing the amount owed to Mr. Schwan. During January 2019, Mr. Schwan converted $600,000 of his balance into approximately 181,000 shares of our common stock at the then market rate. No payments were issued to Mr. Schwan during 2018 or the three months ended March 31, 2019, with $15,000 of interest recorded as an expense.

Note 4 - Stock-Based Compensation; Changes in Equity

The Company has adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718 which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the condensed consolidated financial statements based on their grant-date fair values.

The Company has applied the Black-Scholes model to value stock-based awards and issued warrants related to notes payable. That model incorporates various assumptions in the valuation of stock-based awards relating to the risk-free rate of interest to be applied, the estimated dividend yield and expected volatility of our common stock. The risk-free rate of interest is the related U.S. Treasury yield curve for periods within the expected term of the option at the time of grant. The dividend yield on our common stock is estimated to be 0%, as the Company did not issue dividends during 2019 and 2018. The expected volatility is based on historical volatility of the Company’s common stock.

The Company’s net loss for the three months ended March 31, 2019 and 2018 includes approximately $29,000 and $62,000, respectively, of compensation costs related to share based payments. As of March 31, 2019, there is $164,000 of unrecognized compensation expense related to non-vested stock option grants and stock grants. We expect approximately $63,000 of additional stock-based compensation expense to be recognized over the remainder of 2019, and $56,000 to be recognized during 2020.

On April 10, 2009, the Board of Directors approved for adoption, and on June 5, 2009, the shareholders of the Corporation approved, a 2009 Stock Incentive Plan (“2009 Plan”). The 2009 Plan and subsequent awards categorized as inducement of employment authorized the issuance of up to 510,000 shares of stock or options to purchase stock of the Company (including cancelled shares reissued under the plan.) On June 8, 2018, our shareholders approved the 2018 Stock Incentive Plan (“2018 Plan”). The 2018 Plan authorizes the issuance of up to 300,000 shares of our common stock in the form of equity-based awards. As of March 31, 2019, options for 471,144 shares remain outstanding.

A summary of the Company’s stock option activity, which includes grants of restricted stock, non-qualified stock options, incentive stock options, warrants and related information, is as follows:

	Shares under Option	Weighted Average Exercise Price
Balance at December 31, 2018	471,144	$3.95
Granted	-	-
Cancelled/Expired	-	-
Exercised/Issued	-	-
Outstanding at March 31, 2019	471,144	$3.95

Exercisable at March 31, 2019	165,264	$4.05

The instruments above have an aggregate intrinsic value of $78,000, which represents the total pre-tax intrinsic value (the difference between the closing price of the Company’s common stock on the last trading day of the quarter ended March 31, 2019 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all the holders exercised their options on March 31, 2019.

As described in Note 5, we issued 20,000 shares of common stock to Gary Page in a legal settlement during January 2019. The value of those shares on the date of issuance was approximately $67,000.

On January 11, 2019, the Company and its Chairman, Mr. John Schwan, completed an exchange debt for equity upon receipt of consent for the transaction from the Company’s lender. Mr. Schwan surrendered $600,000 in notes from the Company in exchange for 180,723 shares of the Company’s common stock. The value was set at the $3.32 per share closing price of the Company’s common stock on the NASDAQ stock market on December 20, 2018.

Note 5 - Legal Proceedings

The Company may be party to certain lawsuits or claims arising in the normal course of business. The ultimate outcome of these matters is unknown but, in the opinion of management, we do not believe any of these proceedings will have, individually or in the aggregate, a material adverse effect upon our financial condition, cash flows or future results of operation.

In July 2017, God’s Little Gift, Inc. (d\b\a) Helium and Balloons Across America and Gary Page (“Claimants”) filed an action against the Company based on disputed compensation amounts over several years. This action was resolved by mutual agreement between the parties during January 2019. Mr. Page received 20,000 shares of CTI common stock, $5,000 in cash, and a minimum payout in his monthly royalty calculation of $7,667 beginning March 1, 2019 and ending August 1, 2021. The Company accrued the $0.3 million in committed costs under this settlement in its December 31, 2018 financial statements.

Note 6 - Other Comprehensive Income

In the three months ended March 31, 2018, the Company incurred other comprehensive income of approximately $236,000, all from foreign currency translation adjustments.

The following table sets forth the accumulated balance of other comprehensive income and each component.

	Foreign Currency Items	Total Accumulated Other Comprehensive Income

Beginning balance as of January 1, 2019	$(6,050,347)	$(6,050,347)

Current period change, net of tax	235,876	235,876

Ending Balance as of March 31, 2019	(5,814,471)	(5,814,471)

Note 7 - Inventories, Net

	March 31, 2019	December 31, 2018
Raw materials	$2,402,974	$1,994,741
Work in process	3,133,953	3,052,224
Finished goods	15,239,946	14,934,581
In Transit	451,588	480,716
Allowance for excess quantities	(390,554)	(454,774)
Total inventories	$20,837,907	$20,007,488

Note 8 - Geographic Segment Data

The Company has determined that it operates primarily in one business segment that designs, manufactures and distributes film and film related products for use in packaging, storage and novelty balloon products. The Company operates in foreign and domestic regions. Information about the Company's operations by geographic area is as follows:

	Net Sales to Outside Customers
	For the Three Months Ended		Total Assets at
	March 31,		March 31,	December 31,
	2019	2018	2019	2018

United States	$8,760,000	$9,738,000	$25,151,000	$25,354,000
Europe	1,275,000	1,362,000	3,366,000	3,052,000
Mexico	2,081,000	2,186,000	11,406,000	9,476,000
United Kingdom	420,000	693,000	1,461,000	879,000

	$12,536,000	$13,979,000	$41,384,000	$38,761,000

Note 9 - Concentration of Credit Risk

Concentration of credit risk with respect to trade accounts receivable is generally limited due to the large number of entities comprising the Company's customer base. The Company performs ongoing credit evaluations and provides an allowance for potential credit losses against the portion of accounts receivable which is estimated to be uncollectible. Such losses have historically been within management's expectations. During the three months ended March 31, 2019 and 2018, there were two customers whose purchases represented more than 10% of the Company’s consolidated net sales, respectively. Sales to these customers for the three months ended March 31, 2019 and 2018 are as follows:

	Three Months Ended		Three Months Ended
	March 31, 2019		March 31, 2018
Customer	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Customer A	$3,861,000	30.8%	$4,450,000	31.8%
Customer B	$2,159,000	17.2%	$2,471,000	17.7%

As of March 31, 2019, the total amounts owed to the Company by these customers were approximately $2,933,000 or 27.7%, and $2,279,000 or 21.5%, of the Company’s consolidated net accounts receivable, respectively. The amounts owed at March 31, 2018 by these customers were approximately $3,643,000 or 33.4%, and $2,657,000 or 24.3% of the Company’s consolidated net accounts receivable, respectively.

Note 10 - Related Party Transactions

Stephen M. Merrick, Director, General Counsel and former Chief Executive Officer of the Company, was, until 2018, of counsel to the law firm of Vanasco Genelly and Miller PC which used to provide legal services to the Company. Legal fees paid by the Company to this firm for the three months ended March 31, 2019 and 2018, respectively, were none and $72,000.

John H. Schwan, through an investment entity, and Stephen M. Merrick, also through an investment entity own, in aggregate, a 50% interest in Clever Container Company L.L.C., an Illinois limited liability company (“Clever Container”). During the three months ended March 31, 2019 and 2018, Clever Container purchased various products from the Company in the amount of $62,000 and $237,000, respectively. As of March 31, 2019 and 2018, the balance of accounts receivable from Clever Container to the Company were $1,373,000 and $1,102,000, respectively. The Company owns a 28.5% interest in Clever Container, though has announced the intention to divest its interest in Clever Container, which has not been completed as of the filing of this report.

Note 11 - Derivative Instruments; Fair Value

The Company accounts for derivative instruments in accordance with U.S. GAAP, which requires that all derivative instruments be recognized on the balance sheet at fair value. We may enter into interest rate swaps to fix the interest rate on a portion of our variable interest rate debt to reduce the potential volatility in our interest expense that would otherwise result from changes in market interest rates. Our derivative instruments are recorded at fair value and are included in accrued liabilities of our consolidated balance sheet. Our accounting policies for these instruments are based on whether they meet our criteria for designation as hedging transactions, which include the instrument’s effectiveness, risk reduction and, in most cases, a one-to-one matching of the derivative instrument to our underlying transaction. As of March 31, 2019 and December 31, 2018, we had one derivative instrument accounted for as a hedge, with the same instrument accounted for as a hedge as of March 31, 2018. Gains and losses from changes in fair values of derivatives that are not designated as hedges for accounting purposes are recognized in the consolidated statement of operations. We have no such derivative financial instruments as of December 31, 2018. Changes in fair value for the respective periods were recognized in the consolidated statement of operations.

The interest rate swap we entered into December 14, 2017 had a three year term (ending December 14, 2020) and a notional amount of $3 million. The Company purchased a 2.25% fixed rate in exchange for the variable rate on a portion of the notes payable under the PNC Agreements, which was 1.47% at time of execution. The fair value of the swap was insignificant as of March 31, 2018 and December 31, 2018 and March 31, 2019. It is expected that this instrument will be eliminated with no gain or loss to the Company as a result of the forbearance agreement entered into during March 2019.

Note 12 - Leases

We adopted ASC Topic 842 (Leases) on January 1, 2019. This standard requires us to record certain operating lease liabilities and corresponding right-of-use assets on our balance sheet. Results for periods beginning after January 1, 2019 are presented under Topic 842, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Topic 840. We elected the package of practical expedients available for expired or existing contracts, which allowed us to carryforward our historical assessments of whether contracts are (or contain) leases, as well as lease classification tests and treatment of initial direct costs. We also elected to not separate lease components from non-lease components for all fixed payments, and we exclude variable lease payments in the measurement of right-of-use assets and lease obligations.

Upon adoption of ASC 842 we recorded a $2.4 million increase in other assets, a $1.0 million increase in current liabilities, and a $1.4 million increase in non-current liabilities. We did not record any cumulative effect adjustments in opening retained earnings, and adoption of ASC 842 had no impact on cash flows from operating, investing, or financing activities.

We determine if an arrangement is a lease at inception. Most of our operating leases do not provide an implicit rate of interest so we use our incremental borrowing rate based on the information available at the commencement date to determine the present value of future payments. We lease various assets in the course of ordinary business including: warehouses and manufacturing facilities, as well as vehicles and equipment used in our operations. Leases with an initial term of 12 months or less are not recorded on the balance sheet as we recognize lease expense for these leases on a straight-line basis over the lease term. The depreciable life of assets and related improvements are limited by the expected lease term, unless there is a reasonably certain expected transfer or title or purchase option. Some lease agreements include renewal options at our sole discretion. Any guaranteed residual value is included in our lease liability.

The table below describes our lease position as of March 31, 2019:

Assets	As of March 31, 2019
Operating lease right-of-use assets	2,360,000
Accumulated amortization	(249,000)
Net lease assets	2,111,000

Liabilities
Current
Operating	1,017,000
Noncurrent
Operating	1,094,000
Total lease liabilities	2,111,000

Weighted average remaining term (years) – operating leases	3

Weighted average discount rate – operating leases	10%

During the three months ended March 31, 2019, we recorded expenses related to

Operating right-of-use lease asset amortization	249,000

Financing lease asset amortization	0
Related interest expense	0

Total expense for three months ended March 31, 2019	249,000

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

As of January 1, 2019, we adopted ASC Topic 842, Leases (“ASC Topic 842”). Refer to Note 12 for additional information. Our primary leases relate to the facilities we use in Lake Zurich, IL (USA), Mexico, Germany and the UK. We also have ancillary leases for items ranging from forklifts to printers. The majority of our leases are classified as operating lease right-of-use (“ROU”) assets and related operating lease liabilities. Finance leases are included in property and equipment and related liabilities. ROU assets and lease liabilities are recognized based on the present value of future minimum lease payments over the expected lease term at the commencement date for leases that exceed 12 months. The expected lease term includes options to renew when it is reasonably certain that we will exercise such option.

Operating lease expense is recognized on a straight-line basis over the lease term and is included in the cost of sales or sales, general and administrative expense areas. Finance leases are amortized on a straight-line basis and included in similar areas of expense classification. Variable lease payments, non-lease component payments, and short-term rentals (leases less than 12 months in duration) are expensed as incurred.

Results of Operations

Net Sales. For the three months ended March 31, 2019, net sales were $12,536,000 compared to net sales of $13,979,000 for the same period of 2018, a decrease of 10%. For the quarters ended March 31, 2019 and 2018, net sales by product category were as follows:

	Three Months Ended
	March 31, 2019		March 31, 2018
	$	% of	$	% of
Product Category	(000) Omitted	Net Sales	(000) Omitted	Net Sales

Foil Balloons	6,482	52%	7,766	56%

Latex Balloons	1,987	16%	2,149	15%

Vacuum Sealing Products	2,152	17%	1,589	11%

Film Products	762	6%	438	3%

Other Sales	1,153	9%	2,037	15%

Total	12,536	100%	13,979	100%

Foil Balloons. During the three months ended March 31, 2019, revenues from the sale of foil balloons decreased by 17% compared to the prior year period from $7,766,000 to $6,482,000. Sales to our largest balloon customer decreased from $4,450,000 in the first quarter of 2018 to $3,861,000 in the first quarter of 2019. As we and others in the industry have reported, the supply of helium has declined and pricing has increased. We expect the helium market to improve during the next twelve months, but remains a negative factor in the sale of helium-based products such as many foil balloons.

Latex Balloons. During the three months ended March 31, 2019, revenues from the sale of latex balloons decreased by 8% compared to the prior year period, from $2,149,000 to $1,987,000.

Vacuum Sealing Products. During the three months ended March 31, 2019, revenues from the sale of pouches and vacuum sealing machines increased by 35% compared to the prior year, from $1,589,000 to $2,152,000. The new, smaller format machine introduced late during 2018 has sold well, and customers have largely accepted the cost pass-throughs related to tariffs.

Films. During the three months ended March 31, 2019, revenues from the sale of laminated film products increased 74% compared to the prior year period from $438,000 to $762,000.

Other Revenues. During the three months ended March 31, 2019, revenues from the sale of various other products decreased by 43% to $1,153,000 compared to revenues from other products in the same period in 2018 of $2,037,000. The revenues from the sale of other products during the first quarter of 2019 include (i) sales of a line of “Candy Blossoms” and similar products consisting of candy and small inflated balloons sold in small containers in the amount of $67,000, (ii) the sale of accessories and supply items related to balloon products, (iii) sales by Clever Container Company, L.L.C. which engages in the sale of container and organizing products in the amount of $161,000 and (iv) sales of party goods in Mexico by Flexo Universal in the amount of $341,000. Total Candy Blossom revenue is expected to increase during the twelve months ending December 31, 2019, as compared to the same period of 2018, but substantial initial shipments began during April of 2019, as opposed to March of 2018. Additionally, Clever Container changed its business model to one of both lower costs and revenues compared to its prior business model, reducing the revenues shown in Other Revenues. This business is expected to be divested during 2019.

Sales to a limited number of customers continue to represent a large percentage of our net sales. The table below illustrates the impact on sales of our top three and ten customers for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,
	% of Sales
	2019	2018

Top 3 Customers	55%	54%

Top 10 Customers	73%	70%

During the three months ended March 31, 2019, there were two customers whose purchases represented more than 10% of the Company’s consolidated net sales. Sales to these customers for the three months ended March 31, 2019 were $3,861,000 or 31%, and $2,159,000 or 17%, of consolidated net sales, respectively. Sales to these customers for the three months ended March 31, 2018 were $4,450,000 or 32%, and $2,471,000 or 18%, of consolidated net sales, respectively. The amounts owed at March 31, 2019 by these customers were $2,933,000 or 28%, and $2,279,000 or 22%, of the Company’s consolidated net accounts receivable, respectively. As of March 31, 2018, the total amounts owed to the Company by these customers were $3,643,000 or 33%, and $2,657,000 or 24% of the Company’s consolidated net accounts receivable, respectively.

Cost of Sales. During the three months ended March 31, 2019, the cost of sales was $10,540,000, a 5% decrease from $11,111,000 for the three months ended March 31, 2018. The reduction in cost of sales was largely due to lower sales volume, net of related inefficiencies.

General and Administrative. During the three months ended March 31, 2019, general and administrative expenses were $2,056,000, an increase of 9% compared to $1,884,000 for the same period in 2018. A one-time fee associated with the forbearance agreement in the amount of $250,000 was included in the first three months of 2019 general and administrative expenses.

Selling, Advertising and Marketing. During the three months ended March 31, 2019, selling, advertising and marketing expenses were $711,000, a 38% decrease compared to $1,155,000 for the same period in 2018. This reduction was primarily due to the full year benefit of cost reduction programs implemented during the past year.

Other Income (Expense). During the three months ended March 31, 2019, the Company incurred interest expense of $546,000, compared to interest expense during the same period of 2018 in the amount of $564,000.

For the three months ended March 31, 2019, the Company had a foreign currency transaction loss of $9,000 compared to a foreign currency transaction gain of $31,000 during the same period of 2018.

Financial Condition, Liquidity and Capital Resources

Cash Flow Items.

Operating Activities. During the three months ended March 31, 2019, net cash provided by operations was $230,000, compared to net cash used by operations during the three months ended March 31, 2018 of $899,000.

Significant changes in working capital items during the three months ended March 31, 2019 included:

●	A decrease in accounts receivable of $250,000 compared to an increase in accounts receivable of $466,000 in the same period of 2018.
●	An increase in inventory of $827,000 compared to an increase in inventory of $1,995,000 in 2018.
●	An increase in trade payables of $1,972,000 compared to an increase in trade payables of $1,573,000 in 2018.
●	A decrease in accrued liabilities of $150,000 compared to an increase in accrued liabilities of $127,000 in 2018.

Investing Activity. During the three months ended March 31, 2019, cash used in investing activity was $52,000, compared to cash provided by investing activity for the same period of 2018 in the amount of $64,000.

Financing Activities. During the three months ended March 31, 2019, cash used in financing activities was $413,000 compared to cash provided by financing activities for the same period of 2018 in the amount of $1,223,000. Financing activity consisted principally of changes in the balances of revolving and long-term debt.

Liquidity and Capital Resources.

At March 31, 2019, the Company had cash balances of $175,000 compared to cash balances of $596,000 for the same period of 2018.

Also, at March 31, 2019, the Company had a working capital balance of $1,471,000 compared to a working capital balance of $2,802,000 on December 31, 2018.

As of March 31, 2019, the Company was not in compliance with its credit facility, operating under a forbearance agreement. For this reason, $3.3 million of long-term debt was reclassified as current debt as of March 31, 2019. Failure to ultimately regain compliance with the terms of our credit agreement, or enter into a suitable replacement financing vehicle, could negatively impact our ability to carry on our business up to and including our ability to continue as a going concern. Additionally, we have encountered difficulties with seasonal cash flow needs, including increased costs associated with recruiting and retaining workers in the Chicago area. The failure to properly manage seasonal cash needs could put a strain on the Company, up to and including our ability to continue as a going concern. See Note 2 for additional discussion.

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

Critical Accounting Policies

Please see pages 24-27 of our Annual Report on Form 10-K for the year ended December 31, 2018 for a description of policies that are critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. Except for the adoption of ASC Topic 842 (Leases) as described herein, no material changes to such information have occurred during the three months ended March 31, 2019.

Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk

Not applicable.

Item 4. Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2019, the end of the period covered by this report. This evaluation specifically considered the material weakness in our internal controls over financial reporting which we reported in our Annual Report on Form 10-K as of December 31, 2018. We determined at that time that certain subsequent events were not properly captured in our analyses of investment impairment, inventory reserves and deferred tax asset valuation allowances. Management adjusted its processes to include additional closing procedures designed to address this weakness. This evaluation of effectiveness and design specifically looked at the effectiveness of the new procedures on the identified material weakness in internal controls.

Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2019, to ensure that the information required to be disclosed by us in the reports that we file or submit under Security Exchange Act of 1934, as amended, (a) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) is accumulated and communicated to our management, including officers, as appropriate, to allow for timely decisions regarding required disclosure. Except as noted above, there were no material changes in our internal control over financial reporting during the three months ended March 31, 2019 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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
101

Interactive Data Files, including the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 21, 2019	CTI INDUSTRIES CORPORATION

	By:	/s/ Jeffrey S. Hyland
Jeffrey S. Hyland
President and Chief Executive Officer

	By:	/s/ Frank J. Cesario
Frank J. Cesario
Chief Financial Officer