Form 10-Q
period 2019-06-30
CTI INDUSTRIES CORP
filed 2019-08-19
CIK 1042187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to_________

Commission File Number

000-23115

CTI INDUSTRIES CORPORATION

(Exact name of Registrant as specified in its charter)

Illinois	36-2848943
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)

22160 N. Pepper Road
Lake Barrington, Illinois	60010
(Address of principal executive offices)	(Zip Code)

(847) 382-1000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common	CTIB	NASDAQCM

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of the Registrant’s common stock as of August 1, 2019 was 3,835,950.

CTI Industries Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

	June 30, 2019	December 31, 2018
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents (VIE $2,000 and $57,000, respectively)	$178,298	$428,150
Accounts receivable, (less allowance for doubtful accounts of $94,000 and $85,000, respectively)	8,884,291	10,830,555
Inventories, net (VIE $269,000 and $340,000, respectively)	20,519,240	20,007,488
Prepaid expenses (VIE $106,000 and $127,000, respectively)	394,797	858,158
Other current assets	1,342,896	886,383

Total current assets	31,319,522	33,010,734

Property, plant and equipment:
Machinery and equipment	23,880,732	23,807,985
Building	3,374,334	3,367,082
Office furniture and equipment (VIE $303,000 and $303,000, respectively)	2,685,450	2,649,280
Intellectual property	783,179	783,179
Land	250,000	250,000
Leasehold improvements	413,053	409,188
Fixtures and equipment at customer locations	518,450	518,450
Projects under construction	180,955	150,272
	32,086,153	31,935,436
Less : accumulated depreciation and amortization (VIE $107,000 and $104,000, respectively)	(28,657,592)	(28,120,455)

Total property, plant and equipment, net	3,428,561	3,814,981

Other assets:
Goodwill (VIE $440,000 and $440,000, respectively)	1,473,176	1,473,176
Net deferred income tax asset	539,305	135,094
Operating lease right-of-use	1,872,470
Other non-current assets	(3,000,000)
Other assets	15,274	326,849

Total other assets	900,225	1,935,119

TOTAL ASSETS	$35,648,308	$38,760,834

LIABILITIES AND EQUITY
Current liabilities:
Checks written in excess of bank balance (VIE $2,000 and $7,000, respectively)	$1,030,369	$636,142
Trade payables (VIE $77,000 and $62,000, respectively)	8,678,165	6,679,670
Line of credit (VIE $232,000 and $267,000, respectively)	12,429,643	16,582,963
Notes payable - current portion	4,522,104	4,432,320
Notes payable affiliates - current portion	11,727	10,821
Operating Lease Liabilities	1,005,650	0
Accrued liabilities (VIE $35,000 and $89,000, respectively)	1,705,380	1,866,796

Total current liabilities	29,383,038	30,208,712

Long-term liabilities:
Notes payable - affiliates	222,408	199,122
Notes payable, net of current portion (VIE $30,000 and $27,000, respectively)	443,675	399,912
Operating Lease Liabilities	866,820
Notes payable - officers, subordinated	1,027,280	1,597,019
Deferred gain (non current)	257,348	100,340
Deferred income tax liability	-

Total long-term debt, net of current portion	2,817,531	2,296,393

Total long-term liabilities	2,817,531	2,296,393

Equity:
CTI Industries Corporation stockholders' equity:
Preferred Stock -- no par value, 3,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock - no par value, 15,000,000 shares authorized, 3,879,608 shares issued and 3,835,950 shares outstanding	13,898,494	13,898,494
Paid-in-capital	3,461,832	2,506,437
Accumulated earnings	(6,840,594)	(2,865,486)
Accumulated other comprehensive loss	(5,753,138)	(6,050,347)
Less: Treasury stock, 43,658 shares	(160,784)	(160,784)

Total CTI Industries Corporation stockholders' equity	4,605,810	7,328,314

Noncontrolling interest	(1,158,071)	(1,072,585)

Total Equity	3,447,739	6,255,729

TOTAL LIABILITIES AND EQUITY	$35,648,308	$38,760,834

See accompanying notes to condensed consolidated unaudited financial statements

CTI Industries Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018

Net Sales	$12,406,840	$15,984,726	$24,943,229	$29,963,903

Cost of Sales	9,869,107	12,189,204	20,409,325	23,299,990

Gross profit	2,537,733	3,795,522	4,533,904	6,663,913

Operating expenses:
General and administrative	1,531,125	1,680,490	3,587,197	3,564,536
Selling	415,038	958,796	852,603	1,817,333
Advertising and marketing	270,355	331,609	544,235	628,489
Gain on sale of assets	(23,662)	(22,998)	(47,209)	(47,413)
Total operating expenses	2,192,856	2,947,897	4,936,826	5,962,945

Income from operations	344,877	847,625	(402,922)	700,968

Other (expense) income:
Interest expense	(516,161)	(550,780)	(1,063,067)	(1,114,840)
Interest income	335	11,389	336	11,043
Other Expense	(3,000,000)	-	(3,000,000)	-
Foreign currency loss	9,444	(13,246)	849	17,783

Total other expense, net	(3,506,382)	(552,637)	(4,061,882)	(1,086,014)

Net income before taxes	(3,161,505)	294,988	(4,464,804)	(385,046)

Income tax expense	(43,719)	89,281	(404,210)	(120,202)

Net income	(3,117,786)	205,707	(4,060,594)	(264,844)

Less: Net (loss) income attributable to noncontrolling interest	(23,099)	(44,497)	(85,486)	(52,040)

Net income attributable to CTI Industries Corporation	$(3,094,688)	$250,204	$(3,975,108)	$(212,804)

Other Comprehensive Income (Loss)
Foreign currency adjustment	61,333	(775,497)	297,209	(342,432)
Comprehensive Income (Loss)	$(3,033,355)	$(525,293)	$(3,677,899)	$(555,236)

Basic income per common share	$(0.81)	$0.07	$(1.04)	$(0.06)

Diluted income per common share	$(0.81)	$0.07	$(1.04)	$(0.06)

Weighted average number of shares and equivalent shares of common stock outstanding:
Basic	3,835,950	3,530,227	3,835,950	3,530,227

Diluted	3,835,950	3,567,315	3,835,950	3,530,227

See accompanying notes to condensed consolidated unaudited financial statements

CTI Industries Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended June 30,
	2019	2018

Cash flows from operating activities:
Net income	$(4,060,594)	$(264,844)
Depreciation and amortization	522,670	701,839
Operating cash flows from operating leases	487,239	-
Amortization of deferred gain on sale/leaseback	155,433	(55,320)
Provision for losses on accounts receivable	7,657	(10,471)
Provision for losses on inventories	25,415	(29,386)
Deferred income taxes	(404,210)	(90,206)
Loss on disposition of asset	17,480
Change in assets and liabilities:
Accounts receivable	2,001,248	(671,380)
Other non-current assets	3,000,000
Inventories	(474,804)	(483,573)
Prepaid expenses and other assets	(140,125)	115,988
Trade payables	1,921,337	800,813
Accrued liabilities	(476,644)	(285,976)

Net cash provided by (used in) operating activities	2,582,102	(272,516)

Cash flows from investing activities:
Purchases of property, plant and equipment	(72,662)	(18,193)

Net cash provided by (used in) investing activities	(72,662)	(18,193)

Cash flows from financing activities:
Change in checks written in excess of bank balance	394,227	(445,854)
Net change in revolving line of credit	(4,160,724)	1,699,201
Repayment of long-term debt	(554,768)	(768,003)
Proceeds from issuance of stock	955,396	105,745
Cash paid for deferred financing fees	31,388	(59,530)
Proceeds from issuance of long-term debt	650,000
Net cash provided by (used in) financing activities	(2,684,481)	531,559

Effect of exchange rate changes on cash	(74,811)	30,950

Net increase/(decrease) in cash and cash equivalents	(249,852)	271,800

Cash and cash equivalents at beginning of period	428,150	181,026

Cash and cash equivalents at end of period	$178,298	$452,826
	$-	$-

Supplemental disclosure of cash flow information:
Cash payments for interest	1,045,943	$934,231

Supplemental Disclosure of non-cash investing and financing activity
Property, Plant & Equipment acquisitions funded by liabilities	$34,046	$82,231

See accompanying notes to condensed consolidated unaudited financial statements

CTI Industries Corporation and Subsidiaries
Consolidated Statements of Stockholders' Equity

	CTI Industries Corporation
					Accumulated
					Other	Less
	Common Stock		Paid-in	Accumulated	Comprehensive	Treasury Stock		Noncontrolling
	Shares	Amount	Capital	(Deficit) Earnings	Loss	Shares	Amount	Interest	TOTAL
Balance December 31, 2018	3,578,885	$13,898,494	$2,506,437	$(2,865,486)	$(6,050,347)	$(43,658)	$(160,784)	$(1,072,585)	6,255,729

									-
Note conversion - Schwan	180,723		600,000						600,000
Stock Issued	120,000		303,000						303,000
Stock Option Expense			52,396						52,396
Net Income				(3,975,108)				(85,486)	(4,060,594)
Other comprehensive income, net of taxes									-
Foreign currency translation					297,209				297,209
Balance June 30, 2019	3,879,608	$13,898,494	$3,461,833	$(6,840,594)	$(5,753,138)	$-	$(160,784)	$(1,158,071)	3,447,740

See accompanying notes to consolidated financial statements

CTI Industries Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 - Basis of Presentation

The accompanying condensed (a) consolidated balance sheet as of December 31, 2018, which has been derived from audited consolidated financial statements, and (b) the unaudited interim condensed consolidated financial statements have been prepared and, in the opinion of management, contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the consolidated financial position and the consolidated statements of comprehensive income and consolidated cash flows for the periods presented in conformity with generally accepted accounting principles for interim consolidated financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America. Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2019. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2018.

Principles of consolidation and nature of operations:

The condensed consolidated financial statements include the accounts of CTI Industries Corporation and its wholly-owned subsidiaries, CTI Balloons Limited and CTI Supply, Inc., its majority-owned subsidiaries, Flexo Universal, S. de R.L. de C.V. and CTI Europe gmbH, as well as the accounts of Venture Leasing S. A. de R. L., Venture Leasing L.L.C and Clever Container Company, L.L.C. (the “Company”). The last three entities have been consolidated as variable interest entities. All significant intercompany transactions and accounts have been eliminated in consolidation. The Company (i) designs, manufactures and distributes balloon and related novelty (candy and party related) products throughout the world, (ii) operates systems for the production, lamination, coating and printing of films used for food packaging and other commercial uses and for conversion of films to flexible packaging containers and other products, and (iii) distributes vacuum sealing products and home organization products in the United States. We have announced our intention to divest our interest in Clever Container and deconsolidate that entity from our group. As we held an equity interest in Clever Container as of June 30, 2019, it remains consolidated as a variable interest entity. During June 2019, we determined that this and the two European sales subsidiaries should no longer be a part of our group, have begun the active process to eliminate those entities from our group, and have thus recognized a non-cash charge of $3 million during June 2019 to reflect that determination and in anticipation of ultimate deconsolidation.

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

As of June 30, 2019 and 2018, shares to be issued upon the exercise of options and warrants aggregated 471,144 for each period. The number of shares included in the determination of earnings on a diluted basis for the three months ended June 30, 2019 and 2018 were none, as doing so would have been anti-dilutive.

Significant Accounting Policies:

The Company’s significant accounting policies are summarized in Note 2 of the Company’s consolidated financial statements for the year ended December 31, 2018. There were no significant changes to these accounting policies during the three or six months ended June 30, 2019, except for the adoption of Accounting Standards Codification (ASC) Topic 842, Leases.

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

Auditor Replacement Process:

During April 2019, our independent registered accounting firm, Plante & Moran PLLC, resigned as auditor. This quarterly report on Form 10Q is being prepared without the benefit of auditor review, and we would look to amend this filing upon the hiring of a replacement independent registered accounting firm.

Note 2 – Liquidity and Going Concern

The Company’s primary sources of liquidity are cash and cash equivalents as well as availability under the Credit Agreement with PNC Bank, National Association (“PNC”) (see Note 3). As indicated in Note 3, twice during 2018 we violated covenants in our credit facility and as of March 2019 we entered into a forbearance agreement with PNC. Under the terms of this agreement, financial covenants as of March 31, 2019 were not considered and all previously identified compliance failures were waived, but we remain out of compliance with the terms of our credit facility, as amended, including the covenants as of June 30, 2019 calculated on or about July 31, 2019. On August 1, 2019, PNC issued a Default and Reservation of Rights letter to the Company, in which PNC advised that line of credit advances would continue to be available to the Company at PNC’s sole discretion, and subject to its terms and conditions.

During 2019 we attempted to execute a major capital event with a partner that would infuse money, among other attributes. That effort was unsuccessful as envisioned. We are currently seeking to execute on one or more smaller transactions, as well as pursue other financing options. There is no assurance that any of these efforts will be successful.

In addition to the above, due to financial performance in 2016, 2017 and 2018, including net income/(losses) attributable to the Company of $0.7 million, ($1.6 million), and ($3.6 million), respectively, we believe that substantial doubt about our ability to continue as a going concern exists at June 30, 2019.

Additionally, we have experienced challenges in maintaining adequate seasonal working capital balances, made more challenging by increases in financing and labor costs, along with a supply disruption in the helium market. These changes in cash flows have created very significant strain within our operations, and have therefore increased our desire to obtain additional funding resources.

Management’s plans include:

(1)     Pursuing a smaller strategically significant major capital event.

(2)     Working with our bank to resolve our compliance failure on a long-term basis.

(3)     Evaluating and potentially executing a sale/leaseback transaction of our facility in Lake Barrington, IL.

(4)     Simplifying our group structure, and

(5)     Exploring alternative funding sources.

Management Assessment

Considering both quantitative and qualitative information, we believe that our plans to obtain additional financing may provide us with an ability to finance our operations through 2019 and, if successfully executed, may mitigate the substantial doubt about our ability to continue as a going concern.

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

We engaged PNC to resolve this failure to meet our amended covenant, and as of March 2019 entered into a forbearance agreement. Under the terms of this agreement, previously identified compliance failures were waived and financial covenants as of March 31, 2019 were not considered, with the next calculation due July 31, 2019 for the period ended June 30, 2019. We received a temporary over-advance of $1.2 million, which declined to zero over a six-week period under the terms of this agreement and paid a fee of $250,000.

On August 1, 2019, PNC issued a Notice of Default and Reservation of Rights letter, indicating the end of the forbearance period and continued events of default with our credit agreement, as amended. We remain out of compliance with the terms of our facility and have thus reclassified long-term bank debt to current liabilities on our balance sheet.

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

We are required to maintain a "Leverage Ratio", which is defined as the ratio of (a) Funded Debt (other than the Shareholder Subordinated Loan) as of such date of determination to (b) EBITDA (as defined in the PNC Agreements) for the applicable period then ended. The highest values for this ratio allowed by the PNC Agreements are:

Fiscal Quarter Ratio

December 31, 2017	4.75	to	1.00
June 30, 2018	4.50	to	1.00
June 30, 2018	4.25	to	1.00
September 30, 2018	not applicable
December 31, 2018	3.50	to	1.00
March 31, 2019	not applicable
June 30, 2019	3.00	to	1.00
September 30, 2019 and thereafter	2.75	to	1.00

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

Failure to comply with these covenants has caused us to pay a higher rate of interest (by 2% per the Agreements), and other potential penalties may impact the availability of the credit facility itself, and thus might negatively impact our ability to remain a going concern. As described above in this Note as well as in Note 2, we remain out of compliance with the terms of this facility.

As of December 2017, Mr. Schwan was owed a total of $1,099,000, with additional accrued interest of $400,000, by the Company. As part of the December 2017 financing with PNC, Mr. Schwan executed a subordination agreement related to these amounts due him, as evidenced by a related note representing the amount owed to Mr. Schwan. During January 2019, Mr. Schwan converted $600,000 of his balance into approximately 181,000 shares of our common stock at the then market rate. No payments were issued to Mr. Schwan during 2018 or the three or six months ended June 30, 2019, with $15,000 and $30,000, respectively, of interest recorded as an expense.

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

The Company’s net loss for the three and six months ended June 30, 2019 and 2018 includes approximately $23,000 and $44,000, respectively, in 2019 and $52,000 and $172,000, respectively, of compensation costs related to share based payments. As of June 30, 2019, there was $140,000 of unrecognized compensation expense related to non-vested stock option grants and stock grants. We expect approximately $40,000 of additional stock-based compensation expense to be recognized over the remainder of 2019, and $56,000 to be recognized during 2020.

On April 10, 2009, the Board of Directors approved for adoption, and on June 5, 2009, the shareholders of the Corporation approved, a 2009 Stock Incentive Plan (“2009 Plan”). The 2009 Plan and subsequent awards categorized as inducement of employment authorized the issuance of up to 510,000 shares of stock or options to purchase stock of the Company (including cancelled shares reissued under the plan.) On June 8, 2018, our shareholders approved the 2018 Stock Incentive Plan (“2018 Plan”). The 2018 Plan authorizes the issuance of up to 300,000 shares of our common stock in the form of equity-based awards. Because no registration on Form S-8 was filed for these additional shares within 12 months of approval by our shareholders, those additional shares are not available for issuance in the normal course. As of June 30, 2019, options for 471,144 shares remain outstanding.

A summary of the Company’s stock option activity, which includes grants of restricted stock, non-qualified stock options, incentive stock options, warrants and related information, is as follows:

	Shares under Option	Weighted Average Exercise Price
Balance at December 31, 2018	471,144	$3.95
Granted	-	-
Cancelled/Expired	-	-
Exercised/Issued	-	-
Outstanding at June 30, 2019	471,144	$3.95

Exercisable at June 30, 2019	165,264	$4.05

The instruments above have an aggregate intrinsic value of $80,000, which represents the total pre-tax intrinsic value (the difference between the closing price of the Company’s common stock on the last trading day of the quarter ended June 30, 2019 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all the holders exercised their options on June 30, 2019.

As described in Note 5, we issued 20,000 shares of common stock to Gary Page in a legal settlement during January 2019. The value of those shares on the date of issuance was approximately $67,000. We issued 100,000 shares of common stock to a longtime sales representative during May 2019, which, at then market value, was in lieu of approximately $303,000 of earned cash compensation.

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

Note 6 - Other Comprehensive Income

In the three and six months ended June 30, 2019, the Company incurred other comprehensive income of approximately $297,000, all from foreign currency translation adjustments.

The following table sets forth the accumulated balance of other comprehensive income and each component.

	Foreign Currency Items	Total Accumulated Other Comprehensive Income

Beginning balance as of January 1, 2019	$(6,050,347)	$(6,050,347)

Current period change, net of tax	297,209	297,209

Ending Balance as of June 30, 2019	(5,753,138)	(5,753,138)

Note 7 - Inventories, Net

	June 30, 2019	December 31, 2018
Raw materials	$2,085,908	$1,994,741
Work in process	3,057,682	3,052,224
Finished goods	15,508,804	14,934,581
In Transit	293,138	480,716
Allowance for excess quantities	(426,292)	(454,774)
Total inventories	$20,519,240	$20,007,488

Note 8 - Geographic Segment Data

The Company has determined that it operates primarily in one business segment that designs, manufactures and distributes film and film related products for use in packaging, storage and novelty balloon products. The Company operates in foreign and domestic regions. Information about the Company's operations by geographic area is as follows:

	Net Sales to Outside Customers		Net Sales to Outside Customers
	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

United States	$9,095,000	$12,075,000	$17,855,000	$21,813,000
Europe	$1,083,000	1,275,000	$2,358,000	2,637,000
Mexico	$2,022,000	2,378,000	$4,103,000	4,564,000
United Kingdom	$207,000	257,0000	$627,000	950,000

	$12,407,000	$15,985,000	$24,943,000	$29,964,000

	Total Assets at
	June 30,	December 31,
	2019	2018

United States	$22,907,000	$25,354,000
Europe	$3,105,000	3,052,000
Mexico	$11,490,000	9,476,000
United Kingdom	$1,146,000	879,000
Reserve	$(3,000,000)	-
	$35,648,000	$38,761,000

Note 9 - Concentration of Credit Risk

Concentration of credit risk with respect to trade accounts receivable is generally limited due to the large number of entities comprising the Company's customer base. The Company performs ongoing credit evaluations and provides an allowance for potential credit losses against the portion of accounts receivable which is estimated to be uncollectible. Such losses have historically been within management's expectations. During the three and six months ended June 30, 2019 and 2018, there were two customers whose purchases represented more than 10% of the Company’s consolidated net sales, respectively. Sales to these customers for the three ended June 30, 2019 and 2018 are as follows:

	Three Months Ended		Three Months Ended
	June 30, 2019		June 30, 2018
Customer	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Customer A	$4,179,000	34%	$4,871,000	30%
Customer B	$2,769,000	22%	$3,660,000	23%

Sales to these customers for the six months ended June 30, 2019 and 2018 are as follows:

	Six Months Ended		Six Months Ended
	June 30, 2019		June 30, 2018
Customer	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Customer A	$6,337,000	25%	$7.343,000	24%
Customer B	$6,630,000	27%	$8,110,000	27%

As of June 30, 2019, the total amounts owed to the Company by these customers were approximately $2,488,000 or 28%, and $1,044,000 or 12%, of the Company’s consolidated net accounts receivable, respectively. The amounts owed at June 30, 2018 by these customers were approximately $4,808,000 or 54%, and $1,524,000 or 17% of the Company’s consolidated net accounts receivable, respectively.

Note 10 - Related Party Transactions

Stephen M. Merrick, Chief Executive Officer of the Company, is of counsel to the law firm of Vanasco Genelly and Miller PC which used to provide legal services to the Company. Legal fees paid by the Company to this firm for the three months ended June 30, 2019 and 2018, respectively, were none and $16,000. Legal fees paid by the Company to this firm for the six months ended June 30, 2019 and 2018, respectively, were none and $88,000.

John H. Schwan, through an investment entity, and Stephen M. Merrick, Chief Executive Officer of the Company, also through an investment entity own, in aggregate, a 50% interest in Clever Container Company L.L.C., an Illinois limited liability company (“Clever Container”). During the three months ended June 30, 2019 and 2018, Clever Container purchased various products from the Company in the amount of $1,000 and $259,000, respectively. During the six months ended June 30, 2019 and 2018, Clever Container purchased various products from the Company in the amount of $63,000 and $442,000, respectively. As of June 30, 2019 and 2018, the balance of accounts receivable from Clever Container to the Company were $1,379,000 and $1,199,000, respectively. The Company owns a 28.5% interest in Clever Container, though has announced the intention to divest its interest in Clever Container. This transaction has not been completed as of the filing of this report.

Note 11 - Derivative Instruments; Fair Value

The Company accounts for derivative instruments in accordance with U.S. GAAP, which requires that all derivative instruments be recognized on the balance sheet at fair value. We may enter into interest rate swaps to fix the interest rate on a portion of our variable interest rate debt to reduce the potential volatility in our interest expense that would otherwise result from changes in market interest rates. Our derivative instruments are recorded at fair value and are included in accrued liabilities of our consolidated balance sheet. Our accounting policies for these instruments are based on whether they meet our criteria for designation as hedging transactions, which include the instrument’s effectiveness, risk reduction and, in most cases, a one-to-one matching of the derivative instrument to our underlying transaction. As of June 30, 2019 and December 31, 2018, we had one derivative instrument accounted for as a hedge, with the same instrument accounted for as a hedge as of June 30, 2018. Gains and losses from changes in fair values of derivatives that are not designated as hedges for accounting purposes are recognized in the consolidated statement of operations. We have no such derivative financial instruments as of December 31, 2018. Changes in fair value for the respective periods were recognized in the consolidated statement of operations.

The interest rate swap we entered into December 14, 2017 had a three year term (ending December 14, 2020) and a notional amount of $3 million. The Company purchased a 2.25% fixed rate in exchange for the variable rate on a portion of the notes payable under the PNC Agreements, which was 1.47% at time of execution. The fair value of the swap was insignificant as of June 30, 2018 and December 31, 2018 and June 30, 2019. It is expected that this instrument will be eliminated with no gain or loss to the Company as a result of the forbearance agreement entered into during March 2019.

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

The table below describes our lease position as of June 30, 2019:

Assets	As of June 30, 2019
Operating lease right-of-use assets	2,360,000
Accumulated amortization	(487,000)
Net lease assets	1,873,000

Liabilities
Current
Operating	1,006,000
Noncurrent
Operating	867,000
Total lease liabilities	1,872,000

Weighted average remaining term (years) – operating leases (in years)	3

Weighted average discount rate – operating leases	10%

During the three months ended June 30, 2019, we recorded expenses related to

Operating right-of-use lease asset amortization	239,000

Financing lease asset amortization	-
Related interest expense	-

Total expense during three months ended June 30, 2019	239,000

During the six months ended June 30, 2019, we recorded expenses related to

Operating right-of-use lease asset amortization	487,000

Financing lease asset amortization	-
Related interest expense	-

Total expense during six months ended June 30, 2019	487,000

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

Summary of Current Developments and Status

For the quarter ended June 30, 2019, we have reported a loss of $3.1 million and, for the six- month period ended that date, a loss of $4.0 million.  The loss of those periods includes a non-cash charge of $3.0 million which we have recognized in the second quarter of 2019, in anticipation of the divestiture or liquidation of our European sales entities and Clever Container.  Our management and Board have engaged in a review of these subsidiaries and determined that they are not sufficiently productive to our Company overall, add complexity to our structure and utilize resources.  This action is being taken to focus our resources and efforts on our core business activities, particularly in the United States.  This charge is a reserve in connection with the divestiture or liquidation and resulting deconsolidation of those entities.

We have operated throughout 2019 out of compliance with the terms of our credit facility.  In March 2019, we entered into a forbearance agreement with our bank (the “Bank”) in which we acknowledged continuing violations on our part with respect to loan covenants and the Bank agreed to continue to provide funding to us and to forbear from action on the covenant violations until July 31, 2019 when our compliance with covenants as of June 30, 2019 would be determined.  As of that date, we determined that we did not comply with our bank covenants as of June 30, 2019 and, on August 1, 2019, the bank issued a Notice of Default and Reservation of Rights letter to us, under which the Bank communicated that it may, at its sole discretion, continue to provide advances to us under certain conditions.  We have no assurance of continued funding from the Bank and the costs and risks of continued financing with the Bank remain very high.

During 2019, we have attempted to complete a major capital event in which a new partner would infuse capital or otherwise provide financing to us. To date, we have not received a commitment for any capital or other funding, in part related to concerns expressed regarding complexity.  We continue to seek additional funding in various forms, including debt financing, but there can be no assurance that such efforts will be successful.  We are considering potential changes to our corporate structure, including but not limited to, whether to remain a publicly traded company.  No conclusions have yet been reached.

During much of 2019 and currently, we have experienced difficulties in maintaining adequate working capital which has been exacerbated by reduced sales due to the helium shortage and excess labor costs.

In these circumstances, we believe that substantial doubt exists concerning our ability to continue as a going concern as of June 30, 2019 and on an ongoing basis, which may be mitigated by obtaining a additional financing and/or executing some form of transaction.

Results of Operations

Net Sales. For the three and six month periods ended June 30, 2019, net sales were $12,407,000 and $24,943,000, compared to net sales of $15,985,000 and $29,964,000 for the same periods of 2018. For the three month period ended June 30, 2019 and 2018, net sales by product category were as follows:

	Three Months Ended
	June 30, 2019		June 30, 2018
	$	% of	$	% of
Product Category	(000) Omitted	Net Sales	(000) Omitted	Net Sales

Foil Balloons	4,927	41%	6,508	41%

Latex Balloons	1,983	14%	2,333	14%

Vacuum Sealing Products	1,912	12%	1,865	12%

Film Products	478	4%	609	4%

Other Sales	3,107	29%	4,670	29%

Total	12,407	100%	15,985	100%

For the six month period ended June 30, 2019 and 2018, net sales by product category were as follows:

	Six Months Ended
	June 30, 2019		June 30, 2018
	$	% of	$	% of
Product Category	(000) Omitted	Net Sales	(000) Omitted	Net Sales

Metalized Balloons	11,408	45%	14,274	48%

Latex Balloons	3,970	16%	4,482	15%

Vacuum Sealing Products	4,064	16%	3,453	11%

Film Products	1,239	5%	1,047	3%

Other	4,262	18%	6,708	23%

Total	24,943	100%	29,964	100%

Foil Balloons. During the three and six months ended June 30, 2019, revenues from the sale of foil balloons decreased by 24% and 20%, respectively compared to the prior year period, from $6,508,000 and $14,274,000 during 2018, respectively, to $4,927,000 and $11,408,000 during 2019. Sales to our largest balloon customer decreased from $8,110,000 during the first six months of 2018 to $6,630,000 during the first six months of 2019. As we and others in the industry have reported, the commercial supply of helium has been limited and pricing has increased, while availability has been reduced. We expect the helium market to improve during the next few months, but it remains a negative factor in the sale of helium-based products such as many foil balloons.

Latex Balloons. During the three and six months ended June 30, 2019, revenues from the sale of latex balloons decreased by 15% and 11%, respectively compared to the prior year period, from $2,333,000 and $4,482,000 during 2018, respectively, to $1.983,000 and $3,970,000 during 2019.

Vacuum Sealing Products. During the three and six months ended June 30, 2019, revenues from the sale of vacuum sealing products increased by 2% and 18%, respectively compared to the prior year period, from $1,865,000 and $3,453,000 during 2018, respectively, to $1,912,000 and $4,064,000 during 2019. The new, smaller format machine introduced late during 2018 has sold well, and customers have largely accepted the cost pass-throughs related to tariffs.

Films. During the three and six months ended June 30, 2019, revenues from the sale of commercial films decreased by 22% and increased 18%, respectively, compared to the prior year period, from $609,000 and $1,047,000 during 2018, respectively, to $478,000 and $1,239,000 during 2019.

Other Revenues. During the three and six months ended June 30, 2019, revenues from the sale of other products decreased by 33% and 36%, respectively compared to the prior year period, from $4,670,000 and $6,708,000 during 2018, respectively, to $3,107,000 and $4,262,000 during 2019. The revenues from the sale of other products during the first six months of 2019 include (i) sales of a line of “Candy Blossoms” and similar products consisting of candy and small inflated balloons sold in small containers in the amount of $2,217,000, (ii) the sale of accessories and supply items related to balloon products, (iii) sales by Clever Container Company, L.L.C. which engages in the direct sale of container and organizing products through a network of independent distributors in the amount of $263,000 and (iv) sales of party goods in Mexico by Flexo Universal in the amount of $718,000. Clever Container changed its business model to one of both lower costs and revenues compared to its prior business model, reducing the revenues shown in Other Revenues. This business is expected to be divested during 2019.

Sales to a limited number of customers continue to represent a large percentage of our net sales.

The table below illustrates the impact on sales of our top three and ten customers for the three and six months ended June 30, 2019 and 2018.

	Three Months Ended June 30,		Six Months Ended June 30,
	% of Sales		% of Sales
	2019	2018	2019	2018

Top 3 Customers	61.3%	57.5%	57.3%	55.1%

Top 10 Customers	76.9%	72.5%	75.0%	69.1%

During the three and six months ended June 30, 2019, there were two customers whose purchases represented more than 10% of the Company’s consolidated net sales. Sales to these customers for the three months ended June 30, 2019 were $4,179,000 or 34%, and $2,769,000 or 22%, of consolidated net sales, respectively. Sales to these customers for the three months ended June 30, 2018 were $4,871,000 or 30%, and $3,660,000 or 23%, of consolidated net sales, respectively. The amounts owed at June 30, 2019 by these customers were $2,488,000 or 28%, and $1,044,000 or 12%, of the Company’s consolidated net accounts receivable, respectively. As of June 30, 2018, the total amounts owed to the Company by these customers were $4.808,000 or 54%, and $1,524,000 or 17% of the Company’s consolidated net accounts receivable, respectively.

Cost of Sales. During the three and six month periods ended June 30, 2019, the cost of sales was $9,869,000 and $20,409,000, respectively, compared to $12,189,000 and $23,300,000 for the same periods ended June 30, 2018. The reduction in cost of sales was largely due to lower sales volume, net of related inefficiencies.

General and Administrative. During the three and six months ended June 30, 2019, general and administrative expenses were $1,531,000 and $3,587,000, respectively, as compared to $1,680,000 and $3,565,000 for the same periods in 2018. A one-time fee associated with the forbearance agreement in the amount of $250,000 was included in the first three months of 2019 general and administrative expenses.

Selling, Advertising and Marketing. During the three and six months ended June 30, 2019, selling, advertising and marketing expenses were $685,000 and $1,397,000, respectively, as compared to $1,290,000 and $2,446,000, respectively for the same periods in 2018. This reduction was primarily due to the full year benefit of cost reduction programs implemented during 2018.

Other Income (Expense). During the three and six months ended June 30, 2019, the Company incurred interest expense of $516,000 and $1,063,000, respectively, as compared to interest expense during the same periods of 2018 of $551,000 and $1,115,000. We recognized a $3 million charge during June 2019 in anticipation of deconsolidating Clever Container and our two European sales companies during 2019.

For the three and six months ended June 30, 2019, the Company had a foreign currency transaction gains of $61,000 and $297,000, respectively, as compared to foreign currency transaction losses of $775,000 and $342,000 during the same periods of 2018.

Financial Condition, Liquidity and Capital Resources

Cash Flow Items.

Operating Activities. During the six months ended June 30, 2019, net cash provided by operations was $2,582,000, compared to net cash used by operations during the six months ended June 30, 2018 of $273,000.

Significant changes in working capital items during the six months ended June 30, 2019 included:

●	A decrease in accounts receivable of $2,001,000 compared to an increase in accounts receivable of $671,000 in the same period of 2018.
●	An increase in inventory of $475,000 compared to an increase in inventory of $484,000 in 2018.
●	An increase in trade payables of $1,921,000 compared to an increase in trade payables of $801,000 in 2018.
●	A decrease in accrued liabilities of $477,000 compared to a decrease in accrued liabilities of $286,000 in 2018.

Investing Activity. During the six months ended June 30, 2019, cash used in investing activity was $73,000, compared to cash used in investing activity for the same period of 2018 in the amount of $18,000.

Financing Activities. During the six months ended June 30, 2019, cash used in financing activities was $2,684,000 compared to cash provided by financing activities for the same period of 2018 in the amount of $532,000. Financing activity consisted principally of changes in the balances of revolving and long-term debt.

Liquidity and Capital Resources.

At June 30, 2019, the Company had cash balances of $178,000 compared to cash balances of $453,000 for the same period of 2018.

Also, at June 30, 2019, the Company had a working capital balance of $1,936,000 compared to a working capital balance of $2,802,000 on December 31, 2018.

As of June 30, 2019, the Company was not in compliance with its credit facility, operating under a forbearance agreement. For this reason, $2.9 million of long-term debt was reclassified as current debt as of June 30, 2019. Failure to ultimately regain compliance with the terms of our credit agreement, or enter into a suitable replacement financing vehicle, could negatively impact our ability to carry on our business up to and including our ability to continue as a going concern. Additionally, we have encountered difficulties with seasonal cash flow needs, including increased costs associated with recruiting and retaining workers in the Chicago area. The failure to either regain compliance with the terms of our credit facility or properly manage seasonal cash needs could put a strain on the Company, up to and including our ability to continue as a going concern. See Note 2 for additional discussion.

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

Critical Accounting Policies

Please see pages 24-27 of our Annual Report on Form 10-K for the year ended December 31, 2018 for a description of policies that are critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. Except for the adoption of ASC Topic 842 (Leases) as described herein, no material changes to such information have occurred during the three months ended June 30, 2019.

Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk

Not applicable.

Item 4. Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2019, the end of the period covered by this report. This evaluation specifically considered the material weakness in our internal controls over financial reporting which we reported in our Annual Report on Form 10-K as of December 31, 2018. We determined at that time that certain subsequent events were not properly captured in our analyses of investment impairment, inventory reserves and deferred tax asset valuation allowances. Management adjusted its processes to include additional closing procedures designed to address this weakness. This evaluation of effectiveness and design specifically looked at the effectiveness of the new procedures on the identified material weakness in internal controls.

Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2019, to ensure that the information required to be disclosed by us in the reports that we file or submit under Security Exchange Act of 1934, as amended, (a) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) is accumulated and communicated to our management, including officers, as appropriate, to allow for timely decisions regarding required disclosure. Except as noted above, there were no material changes in our internal control over financial reporting during the three and six months ended June 30, 2019 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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
101

Interactive Data Files, including the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 19, 2019	CTI INDUSTRIES CORPORATION

	By:	/s/ Jeffrey S. Hyland
Jeffrey S. Hyland
President and Chief Executive Officer

	By:	/s/ Frank J. Cesario
Frank J. Cesario
Chief Financial Officer

Exhibit Index

Exhibit Number	Description
3.1	Restated Articles of Incorporation (Incorporated by reference to Exhibit A to Registrant’s Schedule 14A Definitive Proxy Statement filed April 29, 2015).
3.2	Amended and Restated By-Laws of CTI Industries Corporation (Incorporated by reference to Exhibit 3.2, contained in Registrant’s Form 8-K filed on March 17, 2017).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101

Interactive Data Files, including the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements.