Form 10-Q
period 2019-09-30
CTI INDUSTRIES CORP
filed 2019-11-19
CIK 1042187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑     No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of the Registrant’s common stock as of November 1, 2019 was 3,835,950.

CTI Industries Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
	September 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents (VIE $12,000 and $57,000, respectively)	$126,647	$428,150
Accounts receivable, (less allowance for doubtful accounts of $112,000 and $85,000, respectively)	8,134,291	10,830,555
Inventories, net (VIE $237,000 and $340,000, respectively)	18,345,406	20,007,488
Prepaid expenses (VIE $96,000 and $127,000, respectively)	556,594	858,158
Other current assets	1,293,899	886,383

Total current assets	28,456,837	33,010,734

Property, plant and equipment:
Machinery and equipment	23,883,267	23,807,985
Building	3,374,334	3,367,082
Office furniture and equipment (VIE $303,000 and $303,000, respectively)	2,692,423	2,649,280
Intellectual property	783,179	783,179
Land	250,000	250,000
Leasehold improvements	409,347	409,188
Fixtures and equipment at customer locations	518,450	518,450
Projects under construction	189,795	150,272
	32,100,795	31,935,436
Less : accumulated depreciation and amortization (VIE $107,000 and $104,000, respectively)	(28,865,571)	(28,120,455)

Total property, plant and equipment, net	3,235,224	3,814,981

Other assets:
Goodwill (VIE $440,000 and $440,000, respectively)	1,473,176	1,473,176
Net deferred income tax asset	1,051,128	135,094
Operating lease right-of-use	1,711,812
Other non-current assets	(3,000,000)
Other assets	(31,086)	326,849

Total other assets	1,205,030	1,935,119

TOTAL ASSETS	$32,897,091	$38,760,834

LIABILITIES AND EQUITY
Current liabilities:
Checks written in excess of bank balance (VIE $0 and $7,000, respectively)	$244,829	$636,142
Trade payables (VIE $54,000 and $62,000, respectively)	8,522,419	6,679,670
Line of credit (VIE $214,000 and $267,000, respectively)	12,774,347	16,582,963
Notes payable - current portion	3,787,533	4,432,320
Notes payable affiliates - current portion	11,789	10,821
Operating Lease Liabilities	1,268,257	0
Accrued liabilities (VIE $28,000 and $89,000, respectively)	1,550,238	1,866,796

Total current liabilities	28,159,412	30,208,712

Long-term liabilities:
Notes payable - affiliates	221,362	199,122
Notes payable, net of current portion (VIE $30,000 and $27,000, respectively)	868,707	399,912
Operating Lease Liabilities	443,555
Notes payable - officers, subordinated	1,042,766	1,597,019
Deferred gain (non current)	214,074	100,340
Deferred income tax liability	-

Total long-term debt, net of current portion	2,790,464	2,296,393

Total long-term liabilities	2,790,464	2,296,393

Equity:
CTI Industries Corporation stockholders' equity:
Preferred Stock -- no par value, 3,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock - no par value, 15,000,000 shares authorized, 3,879,608 shares issued and 3,835,950 shares outstanding	13,898,494	13,898,494
Paid-in-capital	3,481,838	2,506,437
Accumulated earnings	(8,007,958)	(2,865,486)
Accumulated other comprehensive loss	(6,034,745)	(6,050,347)
Less: Treasury stock, 43,658 shares	(160,784)	(160,784)

Total CTI Industries Corporation stockholders' equity	3,176,845	7,328,314

Noncontrolling interest	(1,229,630)	(1,072,585)

Total Equity	1,947,215	6,255,729

TOTAL LIABILITIES AND EQUITY	$32,897,091	$38,760,834

See accompanying notes to condensed consolidated unaudited financial statements

CTI Industries Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018

Net Sales	$8,537,475	$11,525,469	$33,480,704	$41,489,372

Cost of Sales	7,729,851	9,336,935	28,139,175	32,636,925

Gross profit	807,624	2,188,534	5,341,529	8,852,447

Operating expenses:
General and administrative	1,466,830	1,509,804	5,054,028	5,074,340
Selling	377,577	728,303	1,230,181	2,545,635
Advertising and marketing	222,061	302,985	766,297	931,475
Gain on sale of assets	(23,054)	(24,061)	(70,263)	(71,474)
Total operating expenses	2,043,414	2,517,031	6,980,243	8,479,976

Income from operations	(1,235,790)	(328,497)	(1,638,714)	372,471

Other (expense) income:
Interest expense	(486,636)	(471,268)	(1,549,703)	(1,586,108)
Interest income	99	5,423	435	16,467
Other Expense	-	-	(3,000,000)	-
Foreign currency loss	(28,420)	35,528	(27,568)	53,311

Total other expense, net	(514,957)	(430,317)	(4,576,836)	(1,516,330)

Net income before taxes	(1,750,747)	(758,814)	(6,215,550)	(1,143,859)

Income tax expense	(511,823)	(212,589)	(916,033)	(332,791)

Net income	(1,238,924)	(546,225)	(5,299,517)	(811,068)

Less: Net (loss) income attributable to noncontrolling interest	(71,559)	13,072	(157,045)	(38,968)

Net income attributable to CTI Industries Corporation	$(1,167,365)	$(559,297)	$(5,142,472)	$(772,100)

Other Comprehensive Income (Loss)
Foreign currency adjustment	(281,817)	231,827	15,603	(110,605)
Comprehensive Income (Loss)	$(1,449,182)	$(327,470)	$(5,126,869)	$(882,705)

Basic income per common share	$(0.30)	$(0.16)	$(1.34)	$(0.22)

Diluted income per common share	$(0.30)	$(0.16)	$(1.34)	$(0.22)

Weighted average number of shares and equivalent shares of common stock outstanding:
Basic	3,835,950	3,530,227	3,835,950	3,530,227

Diluted	3,835,950	3,530,227	3,835,950	3,530,227

See accompanying notes to condensed consolidated unaudited financial statements

CTI Industries Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$(5,299,517)	$(811,068)
Depreciation and amortization	835,302	981,449
Operating cash flows from operating leases	606,356	-
Amortization of deferred gain on sale/leaseback	116,277	(83,394)
Provision for losses on accounts receivable	27,362	(40,924)
Provision for losses on inventories	(157,243)	14,250
Deferred income taxes	(916,033)	(347,725)
Loss on disposition of asset	17,480
Change in assets and liabilities:
Accounts receivable	2,626,396	1,717,018
Other non-current assets	3,000,000
Inventories	1,685,411	(819,293)
Prepaid expenses and other assets	228,389	(776,294)
Trade payables	1,846,575	385,715
Accrued liabilities	(23,878)	(267,938)

Net cash provided by (used in) operating activities	4,592,877	(48,204)

Cash flows from investing activities:
Purchases of property, plant and equipment	(144,222)	(323,785)

Net cash provided by (used in) investing activities	(144,222)	(323,785)

Cash flows from financing activities:
Change in checks written in excess of bank balance	(391,313)	149,447
Net change in revolving line of credit	(3,808,012)	821,390
Repayment of long-term debt	(913,855)	(697,040)
Proceeds from issuance of stock	975,401	139,450
Cash paid for deferred financing fees	(82,763)	(32,805)
Proceeds from issuance of long-term debt	125,000
Net cash provided by (used in) financing activities	(4,095,542)	380,442

Effect of exchange rate changes on cash	(654,616)	84,360

Net increase/(decrease) in cash and cash equivalents	(301,503)	92,813

Cash and cash equivalents at beginning of period	428,150	181,026

Cash and cash equivalents at end of period	$126,647	$273,839
	$-	$-

Supplemental disclosure of cash flow information:
Cash payments for interest	1,558,817	$1,381,149

Supplemental Disclosure of non-cash investing and financing activity
Property, Plant & Equipment acquisitions funded by liabilities	$33,251	$39,319

See accompanying notes to condensed consolidated unaudited financial statements

CTI Industries Corporation and Subsidiaries
Consolidated Statements of Stockholders' Equity

	CTI Industries Corporation
					Accumulated
					Other	Less
	Common Stock		Paid-in	Accumulated	Comprehensive	Treasury Stock		Noncontrolling
	Shares	Amount	Capital	(Deficit) Earnings	Loss	Shares	Amount	Interest	TOTAL
Balance December 31, 2018	$3,578,885	$13,898,494	$2,506,437	$(2,865,486)	$(6,050,347)	$(43,658)	$(160,784)	$(1,072,585)	6,255,729
									-
Note conversion - Schwan	180,723		600,000						600,000
Stock Issued	120,000		303,000						303,000
Stock Option Expense			72,401						72,401
Net Income				(5,142,472)				(157,045)	(5,299,517)
Other comprehensive income, net of taxes									-
Foreign currency translation					15,603				15,603
Balance September 30, 2019	$3,879,608	$13,898,494	$3,481,838	$(8,007,958)	$(6,034,744)	$(43,658)	$(160,784)	$(1,229,630)	$1,947,216

See accompanying notes to condensed consolidated unaudited financial statements

CTI Industries Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 - Basis of Presentation

The accompanying condensed (a) consolidated balance sheet as of December 31, 2018, which has been derived from audited consolidated financial statements, and (b) the unaudited interim condensed consolidated financial statements have been prepared and, in the opinion of management, contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the consolidated financial position and the consolidated statements of comprehensive income and consolidated cash flows for the periods presented in conformity with generally accepted accounting principles for interim consolidated financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America. Operating results for the three months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2019. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2018.

Principles of consolidation and nature of operations:

The condensed consolidated financial statements include the accounts of CTI Industries Corporation and its wholly-owned subsidiaries, CTI Balloons Limited and CTI Supply, Inc., its majority-owned subsidiaries, Flexo Universal, S. de R.L. de C.V. and CTI Europe gmbH, as well as the accounts of Venture Leasing S. A. de R. L., Venture Leasing L.L.C and Clever Container Company, L.L.C. (the “Company”). The last three entities have been consolidated as variable interest entities. All significant intercompany transactions and accounts have been eliminated in consolidation. The Company (i) designs, manufactures and distributes balloon and related novelty (candy and party related) products throughout the world, (ii) operates systems for the production, lamination, coating and printing of films used for food packaging and other commercial uses and for conversion of films to flexible packaging containers and other products, and (iii) distributes vacuum sealing products and home organization products in the United States. We have announced our intention to divest our interests in Clever Container and the two European Sales entities, and ultimately remove them from our group. As we held equity interests in those entities as of both the reporting and filing dates of this report, they remain consolidated. We have recognized non-cash charges in excess of $3 million during 2018 and 2019 to reflect that determination and in anticipation of ultimate deconsolidation.

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

As of September 30, 2019, and 2018, shares to be issued upon the exercise of options and warrants aggregated 471,000 for each period.

Significant Accounting Policies:

The Company’s significant accounting policies are summarized in Note 2 of the Company’s consolidated financial statements for the year ended December 31, 2018. There were no significant changes to these accounting policies during the three or nine months ended September 30, 2019, except for the adoption of Accounting Standards Codification (ASC) Topic 842, Leases.

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

The Company provides for product returns based on historical return rates. While we incur costs for sales commissions to our sales employees and outside agents, we recognize commission costs concurrent with the related revenue, as the amortization period is less than one year, and we have elected the practical expedient included in ASC 606. We do not incur incremental costs to obtain contracts with our customers. Our product warranties are assurance-type warranties, which promise the customer that the products are as specified in the contract. Therefore, the product warranties are not a separate performance obligation and are accounted for as described herein. Sales taxes assessed by governmental authorities are accounted for on a net basis and are excluded from net sales.

Auditor Replacement Process:

During April 2019, our independent registered accounting firm, Plante & Moran PLLC, resigned as auditor. This quarterly report on Form 10Q is being prepared without the benefit of auditor review, and we would look to amend this filing upon the hiring of a replacement independent registered accounting firm.

Note 2 – Liquidity and Going Concern

The Company’s primary sources of liquidity are cash and cash equivalents as well as availability under the Credit Agreement with PNC Bank, National Association (“PNC”) (see Note 3). As indicated in Note 3, twice during 2018 we violated covenants in our credit facility and as of March 2019 we entered into a forbearance agreement with PNC. Under the terms of this agreement, financial covenants as of March 31, 2019 were not considered and all previously identified compliance failures were waived, but we remain out of compliance with the terms of our credit facility, as amended, including the covenants as of June 30, 2019 calculated on or about July 31, 2019. On August 1, 2019, PNC issued a Default and Reservation of Rights letter to the Company, in which PNC advised that line of credit advances would continue to be available to the Company at PNC’s sole discretion, and subject to its terms and conditions. On October 18, 2019, we entered into a new forbearance agreement with PNC (“Amendment 4”). Identified events of default were waived until January 10, 2020 with respect to CTI Industries Corporation, but not its Mexican subsidiary (Flexo), subject to its terms and conditions.

During 2019 we attempted to execute a major capital event with a partner that would infuse money, among other attributes. That effort was unsuccessful as envisioned. We are currently seeking to execute on one or more smaller transactions, as well as pursue other financing options. There is no assurance that any of these efforts will be successful.

In addition to the above, due to financial performance in 2016, 2017 and 2018, including net income/(losses) attributable to the Company of $0.7 million, ($1.6 million), and ($3.6 million), respectively, we believe that substantial doubt about our ability to continue as a going concern exists at September 30, 2019.

Additionally, we have experienced challenges in maintaining adequate seasonal working capital balances, made more challenging by increases in financing and labor costs, along with a supply disruption in the helium market. These changes in cash flows have created very significant strain within our operations and have therefore increased our attempts to obtain additional funding resources. On October 21, 2019, we issued notices under the Worker Adjustment and Retraining Notification Act (“WARN”) and related state laws. The notices indicated that our primary facility, in Lake Barrington, IL, might close in late December 2019 or early January 2020. While we continue to seek an appropriate financing structure that would allow us to continue operations, the possibility of closure caused the issuance of these notices.

Finally, four claims have been filed in court by vendors, one current and three former, regarding claims of non-payment pursuant to contractual obligations. The sum of these claims is approximately $0.7 million. The cost of defense and potential ultimate resolution increases the strain on our financial resources.

Management’s plans include:

(1)	Pursuing a smaller strategically significant capital event.
(2)	Working with our bank to resolve our compliance failure on a long-term basis.
(3)	Evaluating and potentially executing a transaction of our facility in Lake Barrington, IL.
(4)	Simplifying our group structure,
(5)	Exploring alternative funding sources,
(6)	Implementing significant expense reductions for benefit beginning 2020, including changes in locations, certain operational functions, and equipment, and
(7)	Pursue the divestiture of non-performing assets and/or non-growth product lines and businesses.

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

On August 1, 2019, PNC issued a Notice of Default and Reservation of Rights letter, indicating the end of the forbearance period and continued events of default with our credit agreement, as amended. On October 18, 2019, we entered into a second forbearance agreement and Amendment No. 4 (“Amendment 4”). Amendment 4 provided forbearance to CTI Industries Corporation, and not to its Flexo subsidiary, until January 10, 2020, pursuant to its terms and conditions including a variety of additional reporting obligations.

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

The credit agreement provides for interest at varying rates in excess of the prime rate, depending on the level of senior debt to EBITDA over time. We also entered into a swap agreement with PNC Bank to fix the rate of interest for $3 million of the notes over 3 years at 2.25%. This contract was made at market value upon December 14, 2017 execution and accounted for as a hedge. This contract was terminated during 2019 under the terms of the forbearance agreement.

Failure to comply with these covenants has caused us to pay a higher rate of interest (by 2% per the Agreements), and other potential penalties may impact the availability of the credit facility itself, and thus might negatively impact our ability to remain a going concern. As described above in this Note as well as in Note 2, we remain out of compliance with the terms of this facility.

As of December 2017, Mr. Schwan was owed a total of $1,099,000, with additional accrued interest of $400,000, by the Company. As part of the December 2017 financing with PNC, Mr. Schwan executed a subordination agreement related to these amounts due him, as evidenced by a related note representing the amount owed to Mr. Schwan. During January 2019, Mr. Schwan converted $600,000 of his balance into approximately 181,000 shares of our common stock at the then market rate. No payments were issued to Mr. Schwan during 2018 or the three or nine months ended September 30, 2019, with $15,000 and $45,000, respectively, of interest recorded as an expense.

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

The Company’s net loss for the three months ended September 30, 2019 and net loss for the three months ended September 30, 2018 includes approximately $20,000 and $34,000, respectively, of compensation costs related to share based payments. The Company’s net loss for the nine months ended September 30, 2019 and 2018 includes approximately $72,000 and $139,000 respectively, of compensation costs related to share based payments. As of September 30, 2019, there was $118,000 of unrecognized compensation expense related to non-vested stock option grants and stock grants. We expect approximately $18,000 of additional stock-based compensation expense to be recognized over the remainder of 2019, and $56,000 to be recognized during 2020.

On April 10, 2009, the Board of Directors approved for adoption, and on June 5, 2009, the shareholders of the Corporation approved, a 2009 Stock Incentive Plan (“2009 Plan”). The 2009 Plan and subsequent awards categorized as inducement of employment authorized the issuance of up to 510,000 shares of stock or options to purchase stock of the Company (including cancelled shares reissued under the plan.) On June 8, 2018, our shareholders approved the 2018 Stock Incentive Plan (“2018 Plan”). The 2018 Plan authorizes the issuance of up to 300,000 shares of our common stock in the form of equity-based awards. Because no registration on Form S-8 was filed for these additional shares within 12 months of approval by our shareholders, those additional shares are not available for issuance in the normal course. As of September 30, 2019, options for 471,144 shares remain outstanding.

A summary of the Company’s stock option activity, which includes grants of restricted stock, non-qualified stock options, incentive stock options, warrants and related information, is as follows:

	Shares under Option	Weighted Average Exercise Price
Balance at December 31, 2018	471,144	$3.95
Granted	-	-
Cancelled/Expired	-	-
Exercised/Issued	-	-
Outstanding at September 30, 2019	471,144	$3.95

Exercisable at September 30, 2019	165,264	$4.05

The instruments above have an aggregate intrinsic value of $83,000, which represents the total pre-tax intrinsic value (the difference between the closing price of the Company’s common stock on the last trading day of the quarter ended September 30, 2019 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all the holders exercised their options on September 30, 2019.

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

During 2019, four claims have been filed against us claiming failure to pay contractually obligated amounts. Three of these claims have been filed by former vendors, and the fourth by a current vendor. The total of these four claims exceeds $0.7 million. All are being actively defended, and the claimed amount is recorded on our balance sheet within liabilities as of September 30, 2019.

Note 6 - Other Comprehensive Income

In the nine months ended September 30, 2019, the Company incurred other comprehensive gain of approximately $16,000, all from foreign currency translation adjustments.

The following table sets forth the accumulated balance of other comprehensive income and each component.

	Foreign Currency Items	Total Accumulated Other Comprehensive Income
Beginning balance as of January 1, 2019	$(6,050,347)	$(6,050,347)

Current period change, net of tax	15,603	15,603

Ending Balance as of September 30, 2019	(6,034,744)	(6,034,744)

Note 7- Inventories, Net

	September 30, 2019	December 31, 2018
Raw materials	$1,852,768	$1,994,741
Work in process	3,124,781	3,052,224
Finished goods	13,462,890	14,934,581
In transit	148,183	480,716
Allowance for excess quantities	(243,216)	(454,774)
Total inventories	$18,345,406	$20,007,488

Note 8 - Geographic Segment Data

The Company has determined that it operates primarily in one business segment that designs, manufactures and distributes film and film related products for use in packaging, storage and novelty balloon products. The Company operates in foreign and domestic regions. Information about the Company's operations by geographic area is as follows:

	Net Sales to Outside Customers		Net Sales to Outside Customers
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

United States	$5,126,000	$7,735,000	$22,980,000	$29,549,000
Europe	1,002,000	1,158,000	3,361,000	3,795,000
Mexico	2,245,000	2,396,000	6,348,000	6,959,000
United Kingdom	164,000	236,000	792,000	1,186,000

	$8,537,000	$11,525,000	$33,481,000	$41,489,000

	Total Assets at
	September 30,	December 31,
	2019	2018

United States	$17,841,000	$25,354,000
Europe	2,805,000	3,052,000
Mexico	11,260,000	9,476,000
United Kingdom	991,000	879,000

	$32,897,000	$38,761,000

Note 9 - Concentration of Credit Risk

Concentration of credit risk with respect to trade accounts receivable is generally limited due to the large number of entities comprising the Company's customer base. The Company performs ongoing credit evaluations and provides an allowance for potential credit losses against the portion of accounts receivable which is estimated to be uncollectible. Such losses have historically been within management's expectations. During the three and nine months ended September 30, 2019 and 2018, there were two customers whose purchases represented more than 10% of the Company’s consolidated net sales, respectively. Sales to these customers for the three months ended September 30, 2019 and 2018 are as follows:

	Three Months Ended		Three Months Ended
	September 30, 2019		September 30, 2018
Customer	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Customer A	$1,799,000	21%	$2,395,000	21%
Customer B	1,559,000	18%	2,686,000	23%

Sales to these customers for the nine months ended September 30, 2019 and 2018 are as follows:

	Nine Months Ended		Nine Months Ended
	September 30, 2019		September 30, 2018
Customer	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Customer A	$8,136,000	24%	$9,738,000	23%
Customer B	8,424,000	25%	10,796,000	26%

As of September 30, 2019, the total amounts owed to the Company by these customers were approximately $1,777,000 or 22% and $996,000 or 12%, of the Company’s consolidated net accounts receivable, respectively. The amounts owed at September 30, 2018 by these customers were approximately $2,241,000 or 27%, and $1,702,000 or 21% of the Company’s consolidated net accounts receivable, respectively.

Note 10 - Related Party Transactions

John H. Schwan, through an investment entity, and Stephen M. Merrick, also through an investment entity, both directors of the Company, own, in aggregate, a 50% interest in Clever Container Company L.L.C., an Illinois limited liability company (“Clever Container”). During the three months ended September 30, 2019 and 2018, Clever Container purchased various products from the Company in the amount of $11,000 and $259,000, respectively. During the nine months ended September 30, 2019 and 2018, Clever Container purchased various products from the Company in the amount of $74,000 and $442,000, respectively. As of September 30, 2019 and 2018, the balance of accounts receivable from Clever Container to the Company were $1,379,000 and $1,199,000, respectively. The Company owns a 28.5% interest in Clever Container, though has announced the intention to divest its interest in Clever Container. This transaction has not been completed as of the filing of this report.

Note 11 - Derivative Instruments; Fair Value

The Company accounts for derivative instruments in accordance with U.S. GAAP, which requires that all derivative instruments be recognized on the balance sheet at fair value. We may enter into interest rate swaps to fix the interest rate on a portion of our variable interest rate debt to reduce the potential volatility in our interest expense that would otherwise result from changes in market interest rates. Our derivative instruments are recorded at fair value and are included in accrued liabilities of our consolidated balance sheet. Our accounting policies for these instruments are based on whether they meet our criteria for designation as hedging transactions, which include the instrument’s effectiveness, risk reduction and, in most cases, a one-to-one matching of the derivative instrument to our underlying transaction. As of September 30, 2019, we had no such instrument. The only derivative instrument, terminated during 2019, was accounted for as a hedge. Changes in fair value for the respective periods were recognized in the consolidated statement of operations.

The interest rate swap we entered into December 14, 2017 had a three year term (ending December 14, 2020) and a notional amount of $3 million. The Company purchased a 2.25% fixed rate in exchange for the variable rate on a portion of the notes payable under the PNC Agreements, which was 1.47% at time of execution. The swap was terminated during 2019 as a result of the first forbearance agreement with the bank.

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

The table below describes our lease position as of September 30, 2019:

Assets	As of September 30, 2019
Operating lease right-of-use assets	2,360,00
Accumulated amortization	(648,000)
Net lease assets	1,712,000

Liabilities
Current
Operating	1,268,000
Noncurrent
Operating	444,000
Total lease liabilities	1,712,000

Weighted average remaining term (years) – operating leases	3

Weighted average discount rate – operating leases	10%

During the three months ended September 30, 2019, we recorded expenses related to

Operating right-of-use lease asset amortization	160,000

Financing lease asset amortization	-
Related interest expense	-

Total expense during three months ended September 30, 2019	160,000

During the nine months ended September 30, 2019, we recorded expenses related to

Operating right-of-use lease asset amortization	648,000

Financing lease asset amortization	-
Related interest expense	-

Total expense during nine months ended September 30, 2019	648,000

Note 13 - Subsequent Event

During November 2019, our President and Chief Executive Officer, Jeffrey Hyland, announced his intention to retire from CTI Industries Corporation for personal reasons on December 31, 2019 or upon securing his successor, whichever came first. As of the date of this filing, no decision has been made with respect to that position.

Also during November 2019, Stanley M. Brown, a director of the Company since 1996, announced his intention to retire from the Board of Directors for personal reasons as of December 1, 2019.

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

Summary of Current Developments and Status

For the quarter ended September 30, 2019, we have reported a loss of $1,449,000 and, for the nine-month period ended that date, a loss of $5,127,000. The loss for the nine-month period includes a non-cash charge of $3,000,000 which we have taken during the second quarter of 2019, in anticipation of the divestiture or liquidation of our European sales entities and Clever Container. We are also involved in negotiations for the potential divestiture of our subsidiary in Guadalajara, Mexico (Flexo).  Our management and Board have engaged in a review of these subsidiaries and determined that they are not accretive to our Company overall, add complexity to our structure and utilize resources. This action is being taken to focus our resources and efforts on our core business activities, particularly in the United States. The charge taken in the second quarter is a reserve for the estimated net costs we will incur in connection with the divestiture or liquidation and resulting deconsolidation of those entities.

We have operated throughout 2019 out of compliance with the terms of our credit facility. In March 2019, we entered into a forbearance agreement with our Bank in which we acknowledged continuing violations on our part with respect to loan covenants and the Bank agreed to continue to provide funding to us and to forbear from action on the covenant violations until July 31, 2019 when our compliance with covenants as of June 30, 2019 would be determined. As of that date, we determined that we did not comply with our bank covenants and, on August 1, 2019, the Bank issued a Notice of Default and Reservation of Rights letter to us, under which the Bank communicated that it may, at its sole discretion, continue to provide advances to us under certain conditions. On October 18, 2019, we entered into a second forbearance agreement, until January 10, 2020 with respect to CTI Industries Corporation, and not with respect to our subsidiary in Mexico (Flexo).

We have no assurance of continued funding from the Bank and the costs and risks of continued financing with the Bank remain very high.

During 2019, we attempted to complete a major capital event in which a new partner would infuse capital or provide financing to us. To date, we have not received a commitment for any capital or other funding. We continue to seek additional funding, including more limited transactions and debt financing, but there can be no assurance that such efforts will be successful.

During much of 2019 and currently, we have experienced difficulties in maintaining adequate working capital which has been exacerbated by reduced sales due to the commercial helium shortage and excess labor costs. On October 21, 2019, we issued notices under the Worker Adjustment and Retraining Notification Act (“WARN”) and related state laws. The notices indicated that our primary facility, in Lake Barrington, IL, might close in late December 2019 or early January 2020. The possibility of closure required the issuance of these notices, though we continue to seek financing that would permit continued operations.

In these circumstances, we believe that substantial doubt exists concerning our ability to continue as a going concern as of September 30, 2019 and currently, which may be mitigated by obtaining a transaction or additional financing.  It is our intention to streamline the business and focus on profitable, growth-oriented segments and product lines, and to stabilize financing.  In that light, we are focusing on the core of our business and looking to divest subsidiaries and non-core business areas and assets.  We also have an aggressive cost-reduction plan that, if successful, would significantly reduce the cost structure of our core United States-based business.

Results of Operations

Net Sales. For the three months ended September 30, 2019, net sales were $8,537,000 compared to net sales of $11,525,000 for the same period of 2018, a decrease of 26%. For the quarters ended September 30, 2019 and 2018, net sales by product category were as follows:

	Three Months Ended
	September 30, 2019		September 30, 2018
	$	% of	$	% of
Product Category	(000) Omitted	Net Sales	(000) Omitted	Net Sales

Foil Balloons	3,091	36%	4,576	40%

Latex Balloons	2,201	27%	2,466	21%

Vacuum Sealing Products	1,958	23%	2,517	22%

Film Products	237	3%	320	3%

Other Sales	950	11%	1,646	14%

Total	8,537	100%	11,525	100%

For the nine months ended September 30, 2019, net sales were $33,481,000 compared to net sales of $41,489,000 for the same period of 2018. For the nine months ended September 30, 2019 and 2018, net sales by product category were as follows:

	Nine Months Ended
	September 30, 2019		September 30, 2018
	$	% of	$	% of
Product Category	(000) Omitted	Net Sales	(000) Omitted	Net Sales

Foil Balloons	14,500	43%	18,850	46%

Latex Balloons	6,271	19%	6,949	17%

Vacuum Sealing Products	6,022	18%	5,970	14%

Film Products	1,476	4%	1,367	3%

Other Sales	5,212	16%	8,353	20%

Total	33,481	100%	41,489	100%

Foil Balloons. During the three months ended September 30, 2019, revenues from the sale of foil balloons decreased by 33% compared to the prior year period from $4,576,000 to $3,091,000. During the nine months ended September 30, 2019, revenues from the sale of foil balloons decreased by 23% compared to the prior year period from $18,850,000 to $14,500,000. During the first nine months of 2019, foil balloon sales to our largest customer decreased to $8,190,000 from $11,030,000 in the first nine months of 2018. The commercial supply of helium was significantly reduced during 2019. While the issue is currently being resolved, with existing producers back to normal supply and new sources coming on line, we continue to be negatively impacted, particularly in sell-through of foil balloons, as most are helium-filled as opposed to air-filled.

Latex Balloons. During the three months ended September 30, 2019, revenues decreased from $2,466,000 to $2,201,000. During the nine months ended September 30, 2019, revenues from the sale of latex balloons decreased compared to the prior year, from $6,949,000 to $6,271,000.

Vacuum Sealing Products. During the three months ended September 30, 2019, revenues from the sale of pouches and vacuum sealing machines decreased 22% compared to the prior year, from $2,517,000 to $1,958,000. During the nine months ended September 30, 2019, revenues from the sale of pouches and vacuum sealing machines increased by 1% compared to the prior year, from $5,970,000 to $6,022,000. As of July 2018, changes in tariffs between the United States and China have negatively impact the cost and other aspects of vacuum sealing machines and related products. Our sales in this area are under a license agreement which is scheduled to expire under its terms on December 31, 2019. This agreement has not been extended and may not be extended.

Films. During the three months ended September 30, 2019, revenues from the sale of laminated film products decreased by 26% compared to the prior year period from $320,000 to $237,000. During the nine months ended September 30, 2019, revenues from the sale of laminated film products increased by 8% compared to the prior year period from $1,367,000 to $1,476,000.

Other Revenues. During the three months ended September 30, 2019, revenues from the sale of various other products decreased by 42% to $950,000 compared to revenues from other products in the same period in 2018 of $1,646,000. During the nine months ended September 30, 2019, revenues from the sale of various other products decreased by 37% to $5,212,000 compared to revenues from other products in the same period in 2018 of $8,353,000. The revenues from the sale of other products during the first nine months of 2019 include (i) sales of a line of “Candy Blossoms” consisting of candy and small inflated balloons sold in small containers in the amount of approximately $2,300,000, (ii) the sale of accessories and supply items related to balloon products, (iii) sales by Clever Container Company, L.L.C. which had engaged in the direct sale of container and organizing products through a network of independent distributors but changed its go-to-market strategy to one of online sales, in the amount of $346,000 and (iv) sales of party goods in Mexico by Flexo Universal in the amount of $1,006,000. Clever Container changed its business model to one of both lower costs and revenues compared to its prior business model, reducing the revenues shown in Other Revenues. This business is expected to be divested.

Sales to a limited number of customers continue to represent a large percentage of our net sales. The table below illustrates the impact on sales of our top three and ten customers for the three months ended September 30, 2019 and 2018.

	Three Months Ended September 30,		Nine Months Ended September 30,
	% of Sales		% of Sales
	2019	2018	2019	2018

Top 3 Customers	49%	50%	55%	60%

Top 10 Customers	69%	67%	73%	74%

During the three and nine months ended September 30, 2019, there were two customers whose purchases represented more than 10% of the Company’s consolidated net sales. Sales to these customers for the three months ended September 30, 2019 were $1,799,000 or 21%, and $1,559,000 or 18%, of consolidated net sales, respectively. Sales to these customers for the three months ended September 30, 2018 were $2,385,000 or 21%, and $2,686,000 or 23%, of consolidated net sales, respectively. Sales to these customers for the nine months ended September 30, 2019 were $8,136,000 or 24%, and $8,424,000 or 25%, of consolidated net sales, respectively. Sales to these customers for the nine months ended September 30, 2018 were $9,738,000 or 24%, and $10,796,000 or 26%, of consolidated net sales, respectively. The amounts owed at September 30, 2019 by these customers were $1,777,000 or 22%, and $996,000 or 12%, of the Company’s consolidated net accounts receivable, respectively. As of September 30, 2018, the total amounts owed to the Company by these customers were $2,241,000 or 23%, and $1,702,000 or 18% of the Company’s consolidated net accounts receivable, respectively.

Cost of Sales. During the three months ended September 30, 2019, the cost of sales was $7,730,000, a 17% decrease from $9,337,000 for the three months ended September 30, 2018. During the nine months ended September 30, 2019, the cost of sales was $28,139,000, a 14% decrease from $32,637,000 for the nine months ended September 30, 2018. This decrease was the result of the decrease in Sales.

General and Administrative. During the three months ended September 30, 2019, general and administrative expenses were $1,467,000, a decrease of 3% compared to $1,510,000 for the same period in 2018. During the nine months ended September 30, 2019, general and administrative expenses were $5,054,000 and $5,074,000 for the same period in 2018. A one-time fee associated with the forbearance agreement in the amount of $250,000 was included in the first three months of 2019 general and administrative expenses.

Selling, Advertising and Marketing. During the three months ended September 30, 2019, selling, advertising and marketing expenses were $600,000, a 42% decrease compared to $1,033,000 for the same period in 2018. During the nine months ended September 30, 2019, selling, advertising and marketing expenses were $1,996,000, a 43% decrease compared to $3,477,000 for the same period in 2018. This reduction was primarily due to the full year benefit of cost reduction programs implemented during 2018.

Other Income (Expense). During the three months ended September 30, 2019, the Company incurred interest expense of $487,000, compared to interest expense during the same period of 2018 in the amount of $471,000. During the nine months ended September 30, 2019, the Company incurred interest expense of $1,550,000, compared to interest expense during the same period of 2018 in the amount of $1,586,000. We recognized a $3 million charge during June 2019 in anticipation of deconsolidating Clever Container and our two European sales companies during 2019.

For the three months ended September 30, 2019, the Company had a foreign currency transaction loss of $282,000 compared to a foreign currency transaction gain of $232,000 during the same period of 2018. For the nine months ended September 30, 2019, the Company had a foreign currency transaction gain of $15,000 compared to a foreign currency transaction loss of $111,000 during the same period of 2018.

Financial Condition, Liquidity and Capital Resources

Cash Flow Items.

Operating Activities. During the nine months ended September 30, 2019, net cash provided by operations was $4,593,000, compared to net cash used by operations during the nine months ended September 30, 2018 of $48,000.

Significant changes in working capital items during the nine months ended September 30, 2019 included:

●	A decrease in accounts receivable of $2,626,000 compared to a decrease in accounts receivable of $1,717,000 in the same period of 2018.
●	A decrease in inventory of $1,685,000 compared to an increase in inventory of $819,000 in 2018.
●	An increase in trade payables of $1,847,000 compared to an increase in trade payables of $386,000 in 2018.
●	A decrease in accrued liabilities of $24,000 compared to a decrease in accrued liabilities of $268,000 in 2018.

Investing Activities. During the nine months ended September 30, 2019, cash used in investing activities was $144,000, compared to cash used in investing activity for the same period of 2018 in the amount of $324,000.

Financing Activities. During the nine months ended September 30, 2019, cash used by financing activities was $4,095,000 compared to cash provided by financing activities for the same period of 2018 in the amount of $381,000. Financing activity consisted principally of changes in the balances of revolving and long-term debt.

Liquidity and Capital Resources.

At September 30, 2019, the Company had cash balances of $127,000 compared to cash balances of $274,000 for the same period of 2018.

Also, as of September 30, 2019, the Company had a working capital balance of $297,000 compared to a working capital balance of $2,802,000 on December 31, 2018.

As of September 30, 2019, the Company was not in compliance with its credit facility, operating under a forbearance agreement. For this reason, $2.6 million of long-term debt was reclassified as current debt as of September 30, 2019. Failure to ultimately regain compliance with the terms of our credit agreement, or enter into a suitable replacement financing vehicle, could negatively impact our ability to carry on our business up to and including our ability to continue as a going concern. Additionally, we have encountered difficulties with seasonal cash flow needs, including increased costs associated with recruiting and retaining workers in the Chicago area. The failure to regain compliance with the terms of our credit facility and/or properly manage seasonal cash needs could put a strain on the Company, up to and including our ability to continue as a going concern. See Note 2 for additional discussion.

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

Critical Accounting Policies

Please see pages 24-27 of our Annual Report on Form 10-K for the year ended December 31, 2018 for a description of policies that are critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. Except for the adoption of ASC Topic 842 (Leases) as described herein, no material changes to such information have occurred during the three months ended September 30, 2019.

Item 3.	Quantitative and Qualitative Disclosures Regarding Market Risk

Not applicable.

Item 4.	Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2019, the end of the period covered by this report. This evaluation specifically considered the material weakness in our internal controls over financial reporting which we reported in our Annual Report on Form 10-K as of December 31, 2018. We determined at that time that certain subsequent events were not properly captured in our analyses of investment impairment, inventory reserves and deferred tax asset valuation allowances. Management adjusted its processes to include additional closing procedures designed to address this weakness. This evaluation of effectiveness and design specifically looked at the effectiveness of the new procedures on the identified material weakness in internal controls.

Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2019, to ensure that the information required to be disclosed by us in the reports that we file or submit under Security Exchange Act of 1934, as amended, (a) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) is accumulated and communicated to our management, including officers, as appropriate, to allow for timely decisions regarding required disclosure. Except as noted above, there were no material changes in our internal control over financial reporting during the three and nine months ended September 30, 2019 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

On August 5, 2019, MIF 800 Church LLC filed a Forcible Entry and Detainer action against the Company in the Circuit Court of Lake County Illinois claiming the right to possession of property leased to the Company at 800 Church Street, Lake Zurich, Illinois and for $111,390 and additional rent due. The Company was served with the Complaint on August 12, 2019 and has responded. The case remains ongoing.

Additionally, during 2019, three former vendors each filed claims for payment by the Company. The sum of these claims is approximately $0.6 million. The Company has responded to one of these claims which otherwise is just underway, while the other two have not yet reached the date for response. These cases are ongoing.

Item 1A.	Risk Factors

Ongoing developments in tariffs between the United States and other parties, primarily China, may have a negative impact on the Company. Vacuum Sealing machines are manufactured in China, and many of the products sold by Clever Container are also sourced from China. Added costs related to new tariffs would likely create negative pressure in related product areas.

The commercial shortage of helium significantly impacted 2019 balloon sales. While that situations appears to have been largely resolved as of the date of this filing, it nonetheless created significant hardship to the Company which continue to negatively impact financial results. Availability of funds for operation are severely limited, to the point that the Company issued notices under the Worker Adjustment and Retraining Notification Act (“WARN”) and related state laws. The notices indicated that our primary facility, in Lake Barrington, IL, might close in late December 2019 or early January 2020. The possibility of closure required the issuance of these notices, and without appropriate resolution, raises doubt as to whether the Company can continue as a going concern.

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

Item 6.	Exhibits

The following are being filed as exhibits to this report:

Exhibit Number	Description

3.1	Restated Articles of Incorporation (Incorporated by reference to Exhibit A to Registrant’s Schedule 14A Definitive Proxy Statement filed April 29, 2015).
3.2	Amended and Restated By-Laws of CTI Industries Corporation (Incorporated by reference to Exhibit 3.2, contained in Registrant’s Form 8-K filed on March 17, 2017).
10.1	Amendment No. 4 and Forbearance Agreement dated October 18, 2019 (Incorporated by reference to Exhibit 10.1, contained in Registrant's Form 8-K filed on October 24, 2019),
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101

Interactive Data Files, including the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Shareholders Equity, and (v) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 19, 2019	CTI INDUSTRIES CORPORATION

	By:	/s/ Jeffrey S. Hyland
Jeffrey S. Hyland
President and Chief Executive Officer

By:	/s/ Frank J. Cesario
Frank J. Cesario
Chief Financial Officer

Exhibit Index

Exhibit Number	Description
3.1	Restated Articles of Incorporation (Incorporated by reference to Exhibit A to Registrant’s Schedule 14A Definitive Proxy Statement filed April 29, 2015).
3.2	Amended and Restated By-Laws of CTI Industries Corporation (Incorporated by reference to Exhibit 3.2, contained in Registrant’s Form 8-K filed on March 17, 2017).
10.1	Amendment No. 4 and Forbearance Agreement dated October 18, 2019 (Incorporated by reference to Exhibit 10.1, contained in Registrant's Form 8-K filed on October 24, 2019).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101

Interactive Data Files, including the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Shareholders Equity, and (v) the Notes to Consolidated Financial Statements.