Form 10-K
period 2019-12-31
Yunhong CTI Ltd.
filed 2020-05-15
CIK 1042187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to_________

Commission File Number

000-23115

YUNHONG CTI LTD.

(Exact name of registrant as specified in its charter)

Illinois	36-2848943
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

22160 N. Pepper Road
Lake Barrington, Illinois	60010
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (847) 382-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Ticker symbol(s)	Name of each exchange on which registered
Common Stock, no par value per share	CTIB	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐      No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes  ☐       No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Based upon the closing price of $3.22 per share of the Registrant’s Common Stock as reported on NASDAQ Capital Market tier of The NASDAQ Stock Market on June 28, 2019, the aggregate market value of the voting common stock held by non-affiliates of the Registrant was then approximately $5,866,000. (The determination of stock ownership by non-affiliates was made solely for the purpose of responding to the requirements of the Form and the Registrant is not bound by this determination for any other purpose.)

The number of shares outstanding of the Registrant’s Common Stock as of April 15, 2020 was 4,494,608 (excluding treasury shares).

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders (the “2020 Proxy Statement”) is incorporated by reference in Part III of this Form 10-K to the extent stated herein. The 2020 Proxy Statement, or an amendment to this Form 10-K, will be filed with the SEC within 30 days after this form 10-K is filed.. Except with respect to information specifically incorporated by reference in this Form 10-K, the 2020 Proxy Statement is not deemed to be filed as a part hereof.

INDEX

FORWARD LOOKING STATEMENTS

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes both historical and “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future results. Words such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” or similar words are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Although we believe that our opinions and expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements, and our actual results may differ substantially from the views and expectations set forth in this Annual Report on Form 10-K. We disclaim any intent or obligation to update any forward-looking statements after the date of this Annual Report on Form 10-K to conform such statements to actual results or to changes in our opinions or expectations. These forward-looking statements are affected by factors, risks, uncertainties and assumptions that we make, including, without limitation, our participation in highly competitive markets, potential changes in the cost or availability of raw materials, our dependence on a limited number of suppliers, the possible inability to obtain an adequate supply of raw materials, our reliance on a limited number of key customers, the loss of one or more of our key customers, changing consumer demands, developments or changes in technology, risks of international operations and political environments, dependence on our intellectual property, compliance with federal, state or local regulations, the resolution of litigation or other legal proceedings to which we may become involved, restrictions included in the Company’s credit facility, the availability of funds under the Company’s credit facility, damage to or destruction of one or both of the Company’s principal plants, our ability to service our indebtedness, our ability to invest in needed plant or equipment.

EXPLANATORY NOTE

Due to certain circumstances related to COVID-19 and its effect on the Company, on March 30, 2020 the Company filed a Current Report on Form 8-K to avail itself of the relief provided by the Securities and Exchange Commission (SEC) Order under Section 36 of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), granting exemptions from specified provisions of the Exchange Act, as set forth in SEC Release No. 34-88318 (as superseded by the order dated March 25, 2020, Release No. 34-88465)  (the “Order”). By filing this Current Report on Form 8-K, the Company relied on the Order to receive an additional 45 days to file this Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “Annual Report”). With respect to COVID-19 and its impact on the Company, COVID-19 has caused our auditors and key internal accounting personnel responsible for assisting the Company in the preparation of its financial statements to work remotely, and, consequently, has delayed our auditors’ ability to complete their detailed review of the Company’s financials.

PART I

Item No. 1 – Description of Business

Business Overview

We develop, produce, distribute and sell a number of consumer products throughout the United States and in over 30 other countries, and we produce film products for commercial and industrial uses in the United States. Many of our products utilize flexible films and, for a number of years, we have been a leading developer of innovative products which employ flexible films including novelty balloons, pouches and rolls of film for vacuum sealing and storage of products in the home as well as films for commercial packaging applications.

Our principal lines of products include:

Novelty Products consisting principally of foil and latex balloons and other inflatable toy items;

Vacuum Sealing Containers and Sealing Devices for home and consumer use to vacuum seal, store and preserve food and personal items. This line was discontinued during the first quarter of 2020; and

Flexible Films for food and other commercial and packaging applications.

In addition to these principal product lines, for the past several years, we have engaged in (i) the assembly and sale of Candy Blossoms (small gift bouquets of arranged candy items often including ribbons and/or a small foil balloon), and (ii) the distribution of party goods products in Mexico.

We leverage our technology to design and develop proprietary products which we develop, market and sell for our customers. We have been engaged in the business of developing flexible film products for over 40 years and have acquired significant technology and know-how in that time. We currently hold several patents related to flexible film products, including specific films, zipper closures, valves and other features of these products.

We print, process and convert flexible film into finished products and we produce latex balloons and novelty items. Our principal production processes include:

●	Coating and laminating rolls of flexible film. Generally, we adhere polyethylene film to another film such as nylon or polyester;

●	Printing film and latex balloons. We print both plastic and latex films, with a variety of graphics, for use as packaging film or for balloons;

●	Converting printed film to balloons;

●	Converting film to flexible containers;

●	Producing latex balloons and other latex novelty items; and

●	Assembling and inflating of novelty products and balloons and Candy Blossoms.

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

We market and sell our foil and latex balloons and related novelty items throughout the United States, Canada and Mexico and in a number of other countries in Latin America and Europe. We supply directly to retail stores and chains and through distributors, who in turn sell to retail stores and chains. Our balloon and novelty products are sold to consumers through a wide variety of retail outlets including general merchandise, discount and drugstore chains, grocery chains, card and gift shops and party goods stores, as well as through florists and balloon decorators.

Most of our foil balloons contain printed characters, designs and social expression messages, such as “Happy Birthday,” “Get Well” and similar items. We may obtain licenses from time to time for well-known characters and print those characters and messages on our balloons.

We produce flexible containers and rolls of film for use as flexible containers in a variety of applications, including (i) zippered pouches with valves for vacuum sealing of food and household products and (ii) pouches and rolls of film for use with vacuum sealing machines to vacuum seal, store and protect food and household items. We market and sell flexible containers and rolls of film for consumer storage uses through retail chains and outlets throughout the United States, and we provide flexible containers to others for resale. On March 30, 2020, we stopped marketing and selling vacuum sealing machines for use with pouches and rolls of film for the vacuum storage of food and household products.

We provide customized laminated films and printed films to customers who utilize the film to produce bags or pouches for the packaging of food, liquids and other items. In 2014, we began assembling and producing Candy Blossoms - containers including candy items and, at times, air-inflated balloons. In 2015, we commenced the distribution of party goods in Mexico.

In 2019, our revenues from our product lines, as a percent of total revenues were:

● Novelty Products	61% of revenues
● Vacuum Sealing Containers and Devices	20% of revenues
● Flexible Film Products	5% of revenues
● Other Products	14% of revenues

We are an Illinois corporation with our principal offices and plant at 22160 N. Pepper Road, Lake Barrington, Illinois.

Business Strategies and Developments

Our business strategies, and recent developments related to our business, include:

●

Management. During December 2019, our President and Chief Executive Officer, Mr. Jeffrey Hyland, retired from his roles with the Company for personal reasons. The then Chief Financial Officer, Mr. Frank Cesario, who joined CTI during 2017, became both President and Chief Executive Officer.

●

Financing. During 2018 and 2019 we had multiple events of default with our primary lender, resulting in the Company incurring a variety of penalties and fees. In addition, the Company had to enter into several forbearance agreements, pursuant to which the lender agreed to not take action against the Company for its default. During January 2020 we entered into several individual securities purchase agreements with certain accredited investors for the purchase of shares of our Series A Convertible Preferred Stock. Pursuant to a certain securities purchase agreement with one of the investors, we agreed, and have, filed an amendment to our articles of incorporation to change the Company’s name to Yunhong CTI Ltd.

●

Strategy. Our management determined to focus on achieving growth and profitability within the current scope of our core product lines – foil balloons and related products from our United States – based business. We reviewed our operations and, during 2019, decided to sell or liquidate our subsidiaries in the UK and Europe, and attempted to sell our subsidiary in Mexico, as well as unrelated businesses based in the United States. In an effort to increase profitability, we intend to relocate our warehousing and light assembly facility from Lake Zurich, IL to Laredo, TX during 2020.

●

Focus on our Core Assets and Expertise. We have been engaged in the development, production and sale of film and container products for 40 years and have developed assets, technology and expertise which, we believe, enable us to develop, manufacture, purchase, market and sell innovative products of high quality within our areas of knowledge and expertise. We plan to focus our efforts on these core assets and areas of expertise – film novelty products, specialty film products, laminated films and printed films – to develop new products, to market and sell our products and to build our revenues.

●

Develop New Products, Product Improvements and Technologies. We engage in research, design, innovation and development for the purpose of developing and improving products, materials, methods and technologies within our core product categories. We work to develop and identify new products, to improve existing products and to develop new technologies within our core product areas in order to enhance our competitive position and increase our sales. We seek to leverage our technology to develop innovative and proprietary products. In our novelty product lines, our development work includes new designs, new character licenses, new product developments, new materials and improved production methods. We work with customers to develop custom film products which serve the unique needs or requirements of the customer.

●

Develop New Channels of Distribution and New Sales Relationships. We seek to organically develop new channels of distribution and new sales relationships, both for existing and new products. Over the past several years, we have developed new distributors and customers for our products in the United States and in Europe, Mexico, Latin America and Australia.

●

Enhance Our Productive Capacity. We invest in new plant and equipment when appropriate to expand the range and volume of products we produce. During 2017 and 2018 we initiated repair and maintenance, and quality improvement, programs. This included the addition of two automated balloon converting machines during 2018 which enhanced our foil balloon capacity by 35% and supported our quality program.

●	Product and Line Extensions. We intend to pursue new product lines and product line extensions, through internal developments.

Products

Foil Balloons. We have designed, produced and sold foil balloons since 1979 and, we believe, are approximately the second largest manufacturer of foil balloons in the United States. Currently, we produce several hundred foil balloon designs, in different shapes and sizes.

In addition to size and shape, a principal element of our foil balloon products is the printed design or message contained on the balloon. These designs may include figures and licensed characters, but frequently are of our own design. We recognize that consumer trends and preferences, and competing products, are constantly changing. In order to compete effectively in this product line we must constantly innovate and develop new designs, shapes and products.

Latex Balloons. Through our subsidiary in Guadalajara, Mexico, Flexo Universal, S. de R.L. de C.V. (“Flexo Universal”), we manufacture latex balloons in a wide variety of sizes and colors. Many of these balloons are marketed under the name Partyloons® and balloons are also marketed on a private label basis. We also manufacture toy balloon products including punch balls, water bombs and "Animal Twisties." We had an agreement to sell Flexo Universal to the local manager, with the intention to continue to source latex balloons from Flexo Universal on a third party basis. This transaction failed to close and was terminated during March 2020.

Vacuum Sealing Pouches and Systems. We previously produced, marketed and sold consumer vacuum storage pouches and systems for the vacuum storage of food and other household items. We produced (i) vacuum sealable bags and rolls of film for use with vacuum sealing devices for household storage and (ii) valved, resealable bags also for vacuum storage uses. Our valved, resealable bags function with a small hand or battery-powered pump to evacuate air from the bag when it is sealed. Since 2012, we have produced and marketed vacuum sealable bags and rolls of film under the Ziploc® brand. We also marketed vacuum sealing machines, produced for us, under the Ziploc® Brand Vacuum Sealer System. We have produced and marketed a line of valved, resealable bags under our Zipvac™ line and a line of valved, resealable bags under another brand. As noted herein, our license agreement to use the Ziploc® brand expired on December 31, 2019, and was not renewed. This agreement included a run-off provision that allowed us to sell related products for ninety (90) days after termination. We discontinued making and selling these licensed products as of March 30, 2020.

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

Other Products. In 2014, we began assembly and sale of our Candy Blossom product line. We have since supplemented this product line with related products.

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

Latex Balloons

For a number of years, latex balloons and related novelty/toy latex items have been marketed and sold throughout the United States and in many other countries. Latex balloons are sold as novelty/toy items for decorative purposes, as part of floral designs and as party goods and favors. In addition to standard size and shape balloons, inflatable latex items include punch balls, water bombs, balloons to be twisted into shapes, and other specialty designs. Often, latex balloons include printed messages or designs.

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

We have participated in a segment of the market for vacuum sealing and storage of food and household items. These products generally are sold in retail chain stores, and to some degree, in grocery stores, and, recently, in a direct sales channel. The product lines sold include (i) zippered, resealable bags, incorporating a valve through which air can be evacuated by a hand pump or other device; (ii) pouches or rolls of film which can be sealed by vacuum sealing devices and (iii) vacuum sealing devices. While we maintain the ability to provide certain solutions in this area, most were discontinued as of March 30, 2020, following the expiration of a license.

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

Marketing, Sales and Distribution

Balloon Products

We work in collaboration with our customers on designs, promotions, and other elements of marketing and selling. Our customers are typically retailers who sell our products to individual consumers. These relationships generally can be terminated unilaterally by our customers. We must maintain good relationships with our customers if this sales model is to be successful.

We market and sell our foil balloon, latex balloon and related novelty products throughout the United States and in a number of other countries. We maintain marketing, sales and support staff and a customer service department in the United States. Sales in the United Kingdom were conducted by CTI Balloons Ltd. (“CTI Balloons”), the Company's former subsidiary located in Rugby, England. Sales in Europe were conducted by CTI Europe GmbH (“CTI Europe”), the Company’s subsidiary located in Heusenstamm, Germany, that is currently being liquidated. We sell directly to foreign customers from the United States on a limited basis, and seek to engage distributors in the UK and Europe in the future. Flexo Universal, our subsidiary in Mexico, conducts sales and marketing activities for the sale of balloon products in Mexico, Latin America, and certain other markets. As of December 31, 2019, we had a letter of intent for the local manager to purchase Flexo Universal from us. That transaction failed to conclude and the process was terminated during March 2020. Sales in other foreign countries are made generally to distributors in those countries and are managed at the Company's principal offices.

We sell and distribute our balloon products (i) through our sales staff and customer service personnel in the United States, (ii) through a network of distributors and wholesalers, (iii) through several groups of independent sales representatives, and (iv) to retail chains. Our balloon products are generally sold through retail outlets including grocery, general merchandise and drug store chains, card and gift shops, party goods stores as well as florists and balloon decorators.

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

Flexible Containers/Pouches

We have marketed several lines of flexible containers or pouches for household use to vacuum seal, store and preserve food and other household items.

We developed and, for several years, we have produced and sold a line of pouches and rolls of film for use with vacuum sealing machines to vacuum seal food and household items. Initially, we marketed these products through various retail channels under our brand or on a private label basis. On December 14, 2011, the Company entered into a Trademark License Agreement with SC Johnson under which the Company was licensed to manufacture and sell a line of vacuum sealing machines and pouches under the Ziploc® Brand Vacuum Sealer System. The agreement was initially for a three year term expiring on December 31, 2014 and was extended to December 31, 2017 and then to December 31, 2019, when we allowed the license to expire. The licensed product line included vacuum sealing machines manufactured for the Company and pouches and rolls manufactured by the Company for use in the home to vacuum seal food items to preserve freshness and help prevent freezer burn. We sold products in this area through the license through March 30, 2020.

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

Other Products

Other products are sold by our internal sales force directly to customers and also by independent sales representatives. These products are generally sold directly to consumers or to retail outlets.

Production and Operations

We conduct our operations at our facilities including: (i) our 68,000 square feet facility in Lake Barrington, Illinois, incorporating our headquarters office, production and warehouse space, (ii) our 118,000 square foot facility in Lake Zurich, Illinois consisting of warehouse, packaging and office space, which is intended to be relocated during 2020 to Laredo, Texas, (iii) a 73,000 square foot facility in Guadalajara, Mexico, consisting of office, warehouse and production space for Flexo Universal, (iv) a 9,000 square foot facility in Rugby, England that consisted of office and warehouse/assembly space while we had UK operations, which has been terminated and vacated during 2019, and (v) a 13,000 square foot facility in Heusenstamm, Germany (near Frankfurt), consisting of office and warehouse/assembly space while we had German operations, the space for which was terminated during 2020 a replaced with smaller, temporary space to facilitate the liquidation of inventory.

Our production operations include (i) lamination and extrusion coating of films, (ii) slitting of film rolls, (iii) printing on film and on latex balloons, (iv) converting film to completed products including balloons, flexible containers and pouches, (v) producing latex balloon products, (vi) inflating of air-filled balloons, and (vii) assembling Candy blossoms. We perform all of the lamination, extrusion coating and slitting activities in our Lake Barrington, Illinois plant and produce all of our latex balloon products at our Guadalajara, Mexico plant. We print on films in Lake Barrington, Illinois and we print on latex balloons in Guadalajara, Mexico. We complete air-filling and assembly of balloons in all our facilities except Lake Barrington, Illinois. We currently assemble Candy blossoms in our Lake Zurich, Illinois facility.

We warehouse raw materials at our plants in Lake Barrington, Illinois and Guadalajara, Mexico and we warehouse finished goods at our facilities in Lake Barrington, Illinois; Lake Zurich, Illinois; Guadalajara, Mexico; and previously in Rugby, England and temporarily in Heusenstamm, Germany. We maintain customer service and fulfillment operations at each of our warehouse locations. We conduct sales operations for the United States and for all other markets, except those that are handled by Flexo Universal and were handled at our previously operational Germany and England facilities, at the Lake Barrington, Illinois facility. In addition to warehouse and sales activities at these locations, we engage in some assembly, balloon inflation and related activities.

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

We conduct administrative and accounting functions at our headquarters in Lake Barrington, Illinois and occasionally, when needed, at our Guadalajara, Mexico, facility.

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

Many of the foil balloons we produce and sell are intended to be filled with helium in order to be buoyant. Over the past several years, the price of helium has fluctuated substantially and the availability of helium has, on occasion, been limited. During 2018 and 2019, the availability of helium declined and the cost of helium increased. The supply of helium has since improved significantly. Any future occurrence of limited availability and/or an increase in the cost of helium could adversely affect our sales of foil balloons.

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

Our company has competed principally in the United States and Canada for the sale of vacuum sealing products. There are several companies who compete in those markets.

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

Patents, Trademarks and Copyrights

We have developed or acquired a number of intellectual property rights which we believe are significant to our business. As of December 31, 2019, we held 6 issued patents in the United States and 7 issued patents in foreign countries. These patents are scheduled to expire at various times during the 2020s. While these intellectual property rights are helpful, their degree of protection is uncertain. Competitors may violate our intellectual property rights, forcing us to decide whether to challenge them. Such rights may or may not withstand challenge. Conversely, entities may charge us with violating their intellectual property rights. Failure to protect our rights, or conflict with the rights of one or more other entities, may negatively impact our financial and competitive position.

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

Research and Development

We maintain a product development and research group for the development or identification of new products, product designs, product components and sources of supply. Research and development includes (i) creative product development and design, (ii) creative marketing, and (iii) engineering development. During each of the fiscal years ended December 31, 2019 and 2018, we estimate that the total amount spent on research and development activities was approximately $287,000 and $375,000, respectively.

Employees

As of December 31, 2019, the Company had 78 full-time employees in the United States, of whom 17 are executive or supervisory, 2 are in sales, 40 are in manufacturing or warehouse functions and 19 are clerical. As of that same date, Flexo Universal, our Mexico subsidiary, had 298 full-time employees, of whom 6 are executive or supervisory, 14 are in the warehouse, 5 are in sales, 259 are in manufacturing and 14 are clerical. As of December 31, 2019, the Company had 4 full-time employees in Germany, of whom two are executive or supervisory, 1 is in warehousing and 1 is clerical. The Company is not a party to any collective bargaining agreement in the United States, has not experienced any work stoppages, and believes that its relationship with its employees is satisfactory.

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

International Operations

We conduct operations in three locations outside of the United States:

●

Flexo Universal, a 99%-owned subsidiary in Guadalajara, Mexico. Flexo Universal maintains a plant, offices and warehouse in Guadalajara, Mexico where we produce latex and foil balloons and print latex balloons. Flexo Universal conducts sales, warehousing and fulfillment operations, servicing principally the Company and other customers in the United States, Mexico, Latin America and certain customers in Europe.

●

CTI Balloons, a wholly-owned subsidiary located in Rugby, England, was shut down and liquidated during 2019. The Company determined that this subsidiary met the held-for-sale and discontinued operations accounting criteria. As such, the company has reported the results of this subsidiary as discontinued operations in the Consolidated Statements of Comprehensive Income and has fully divested its related assets and liabilities in the Consolidated Balance Sheet

●

CTI Europe, a majority-owned subsidiary located in Heusenstamm, Germany. We plan to liquidate this subsidiary in the first half of 2020 and are in the process of closing its facility. The company determined that this entity met the held-for-sale and discontinued operations accounting criteria. As such, the Company has reported the results of this subsidiary as discontinued operations in the Consolidated Statements of Comprehensive Income and presented the related assets and liabilities as held-for-sale in the Consolidated Balance Sheet.

In late 2019, a novel strain of COVID-19, also known as coronavirus, was reported in Wuhan, China. While initially the outbreak was largely concentrated in China, it has since spread to several other countries, including those listed above, and infections have been reported globally. Many countries around the world have significant governmental measures being implemented to control the spread of the virus, including temporary closure of businesses and borders, severe restrictions on travel and the movement of people, and other material limitations on the conduct of business. These measures have resulted in significant disruptions. The extent to which the coronavirus impacts our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration and severity of the outbreak, and the actions that may be required to contain the coronavirus or treat its impact. In particular, the spread of the coronavirus globally could adversely impact our operations and workforce, including our marketing and sales activities and ability to raise additional capital, which in turn could have an adverse impact on our business, financial condition and results of operation.

Our domestic and international sales from continuing operations to outside customers and assets by area over the period 2018-2019 have been as follows:

	Net Sales to Outside Customers
	For the Year Ended
	December 31,
	2019	2018

United States	$32,019,000	$40,553,000
Mexico	8,518,000	8,868,000

	$40,537,000	$49,421,000

	Total Assets at
	December 31,	December 31,
	2019	2018

United States	$19,668,000	$25,613,000
Mexico	10,897,000	9,476,000
Assets Held for Sale International Subsidiaries (UK and EU)	756,000	3,672,000

	$31,321,000	$38,761,000

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

Item No. 1A – Risk Factors

Our business and results of operations may be negatively impacted by the spread of COVID-19.

We sell our products throughout the United States and in many foreign countries and may be impacted by public health crises beyond our control. This could disrupt our operations and negatively impact sales of our products. Our customers, suppliers and distributors may experience similar disruption. In December 2019, COVID-19 was reported in Wuhan, China. The World Health Organization has since declared the outbreak to constitute a pandemic. The extent of the impact of COVID-19 on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, the impact on our customers and employees, all of which are uncertain and cannot be predicted. The preventative and protective actions that governments have taken to counter the effects of COVID-19 have resulted in a period of business disruption, including delays in shipments of products and raw materials. To the extent the impact of COVID-19 continues or worsens, the demand for our products may be negatively impacted, and we may have difficulty obtaining the materials necessary for the production of our products. In addition, the production facilities of our suppliers may be closed for sustained periods of time and industry-wide shipment of products may be negatively impacted. COVID-19 has also delayed certain strategic transactions the Company intended to close on in the near future and the Company does not know if and when such transactions will be completed.

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

In September 2012, we entered into a lease agreement, expiring on February 28, 2017 to rent approximately 118,000 square feet of warehouse and office space in Lake Zurich, Illinois. Effective March 1, 2017, this lease was renewed for three years, at a remaining basic rental cost of $42,000 per month. We expect to vacate this facility during 2020 and relocate this operation to Laredo, Texas.

In August 2011, Flexo Universal entered into a 5-year lease agreement, expiring July 31, 2016, for the lease of approximately 73,000 square feet of manufacturing, warehouse and office space in Guadalajara, Mexico. The lease was extended to February 28, 2017. Effective March 1, 2017, Flexo Universal entered into a five-year lease for these premises at a cost of 493,090 Mexican Pesos per month (approximately $20,000 per month).

On November 22, 2016, CTI Europe entered into a lease agreement for 13,000 square feet of office and warehouse space in Heusenstamm, Germany for a term commencing on February 1, 2017 and scheduled to end on February 1, 2022, at a rate per month of $9,000. CTI Europe vacated this space during 2020, occupying a smaller, temporary space as it continues to sell through its remaining inventory.

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

Item No. 4. – Mine Safety Disclosures

Not Applicable.

PART II

Item No. 5 – Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company's common stock was admitted to trading on the NASDAQ SmallCap Market (now the NASDAQ Capital Market) under the symbol “CTIB” on November 5, 1997.

The high and low sales prices for the last eight fiscal quarters according to the NASDAQ Stock Market's Stock Price History Report were:

	High	Low
January 1, 2018 to March 30, 2018	5.09	3.95
April 1, 2018 to June 30, 2018	4.95	3.56
July 1, 2018 to September 30, 2018	4.42	2.93
October 1, 2018 to December 31, 2018	4.31	2.75
January 1, 2019 to March 29, 2019	3.69	2.78
April 1, 2019 to June 28, 2019	3.62	2.66
July 1, 2019 to September 30, 2019	3.32	1.75
October 1, 2019 to December 30, 2019	2.18	0.40

As of December 31, 2019 there were approximately 42 holders of record of the Company’s Common Stock. The Company’s total number of beneficial owners of common stock of the Company was approximately 442.

The Company did not pay any cash dividends on its Common Stock during 2019 or 2018 and has no plans to pay dividends in the foreseeable future. Under the terms of the Company’s current loan agreements, the amount of dividends the Company may pay is limited by the terms of the financial covenants.

On May 6th, 2020, our common stock closed at $1.44 per share.

Equity Compensation Plan Information

As of December 31, 2019, the Company had outstanding securities issued pursuant to its 2009 Stock Incentive Plan as follow:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	471,144	$3.95	-

Equity compensation plans not approved by security holders	-	$-	-

Total	471,144	$3.95	-

Item No. 6 – Selected Financial Data

We are a smaller reporting company, as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide the information required under this item.

Item No. 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company produces film products for novelty, packaging container and custom film product applications. These products include foil balloons, latex balloons and related products, films for packaging applications, flexible containers for packaging and storage applications and custom film products. We produce all of our film products for packaging and container applications at our facilities in Lake Barrington, Illinois. We produce all of our latex balloons and latex products at our facility in Guadalajara, Mexico. Substantially all of our film products for packaging applications and flexible containers for packaging and storage are sold to customers in the United States. We market and sell our novelty items – principally foil balloons and latex balloons – in the United States, Mexico, and a number of additional countries. In addition, the Company assembles and sells Candy Blossoms (containers of arranged candy items) in the United States.

We have been exiting our foreign operations in order to focus on our domestic operations, particularly on foil balloons and related products. The sales and distribution entity in the UK was closed during 2019, and a similar entity in Germany is currently closing and is expected to be fully closed during 2020. We attempted to sell Flexo Universal, our manufacturing facility of latex balloons in Mexico, but were unsuccessful and concluded the effort. We are no longer the primary beneficiary of an unrelated domestic entity. In addition, in order to achieve a more effective cost structure, we intend to relocate our warehousing and light assembly operation from Lake Zurich, IL (near Chicago) to Laredo, TX during 2020. We stopped selling our vacuum sealing line as of March 30, 2020, after allowing the related license agreement to expire.

We have also dramatically changed our capital structure. On January 3, 2020, the Company entered into a stock purchase agreement, as amended on February 24, 2020 and April 13, 2020, (the “LF Purchase Agreement”), pursuant to which the Company agreed to issue and sell, and LF International Pte. Ltd., a Singapore private limited company (the “LF International”), which is controlled by Company director Mr. Yubao Li, agreed to purchase, up to 500,000 shares of the Company’s newly created Series A Convertible Preferred Stock (“Series A Preferred”), with each share of Series A Preferred initially convertible into ten shares of the Company’s common stock, at a purchase price of $10.00 per share, for aggregate gross proceeds of $5,000,000 (the “LF International Offering”).  As a result of the LF International Offering, a change of control of the Company may occur. As permitted by the Purchase Agreement, the Company may, in its discretion issue up to an additional 200,000 shares of Series A Preferred for a purchase price of $10.00 per share (the “Additional Shares Offering,” and collectively with the LF International Offering, the “Offering”). On January 13, 2020, the Company conducted its first closing of the LF International Offering, resulting in aggregate gross proceeds of $2,500,000. Pursuant to the LF Purchase Agreement, LF International received the right to nominate and elect one member to the Company’s board of directors (the “Board”) (subject to certain adjustments), effective as of the first closing, as well as a second director by the earlier of (i) the Company’s upcoming 2020 annual meeting of shareholders and (ii) May 15, 2020. Pursuant to LF International’s nomination, effective January 13, 2020, the Board appointed Mr. Yubao Li as a director of the Company. Additionally, pursuant to the LF Purchase Agreement, on March 12, 2020, the Company changed its name to Yunhong CTI Ltd. To date, the Company has sold approximately 600,000 shares of Series A Preferred to LF International and other accredited investors for aggregate gross proceeds of approximately $6 million.

Our revenues from continuing operations from each of our product categories in each of the past two years have been as follows:

	Twelve Months Ended
	December 31, 2019		December 31, 2018
Product Category	$ (000) Omitted	% of Net Sales	$ (000) Omitted	% of Net Sales

Foil Balloons	17,653	43%	21,192	43%

Latex Balloons	7,409	18%	7,862	16%

Vacuum Sealing Products	8,242	20%	8,820	18%

Film Products	1,883	5%	2,006	4%

Home Organization	263	1%	3,919	8%

Other	5,087	13%	5,622	11%

Total	40,537	100%	49,421	100%

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

Purchases by a limited number of customers represent a significant portion of our total revenues. During 2019 and 2018, respectively, sales to our top 10 customers represented 75% of net revenues for each year. During 2019 and 2018, there were two customers to whom our sales represented more than 10% of net revenues.

Our principal customer sales for 2019 and 2018 were:

Customer	Product	2019 Sales	% of 2019 Revenues	2018 Sales	% of 2018 Revenues
Wal-Mart	Vacuum Sealing Products; Balloons; Candy Blossoms	$10,995,000	27%	$13,610,000	28%
Dollar Tree Stores	Balloons	$11,332,000	28%	$13,772,000	28%

The loss of one or both of these principal customers, or a significant reduction in purchases by one or both of them, could have a material adverse effect on our business.

We generally do not have agreements with our customers under which customers are obligated to purchase any specific or minimum amount of product from us.

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

Net Sales

For the fiscal year ended December 31, 2019, consolidated net sales from continuing operations of the sale of all products were $40,537,000 compared to consolidated net sales of $49,421,000 for the year ended December 31, 2018, a decrease of 18%.

Sales of foil balloons from continuing operations were $17,653,000 in 2019 and $21,193,000 in 2018, a decrease of 17%. Our largest customer for foil balloons was Dollar Tree Stores. The remaining sales were made to hundreds of customers including distributors and retail stores or chains in the United States, Canada, Mexico, the United Kingdom, Europe and Latin America. Constrained commercial helium supply had a significant negative impact on foil balloon sales, as most foil balloons are filled with helium. This supply constraint did not improve substantially until the end of 2019.

Sales of latex balloons from continuing operations were $7,409,000 in 2019 and $7,862,000 in 2018, a decrease of 6%.

Sales of vacuum sealing products from continuing operations including pouch and related products and vacuum sealing machines were $8,242,000 in 2019 and $8,820,000 in 2018, a decrease of 7%. Our sales of vacuum sealing systems during 2019 and 2018 have been made principally to four retail chains in the United States. During the fourth quarter of 2018 we launched a new, smaller format machine to complement our existing line. As discussed, our license to sell most vacuum sealing products concluded at the end of 2019 and we stopped selling related products as of March 30, 2020.

Sales of film products from continuing operations were $1,883,000 in 2019 and $2,006,000 in 2018, a decrease of 6%. Approximately 84% of these sales were to Rapak, L.L.C. but includes sales to four other customers.

Sales of other products from continuing operations decreased to $5,087,000 in 2019 from $5,622,000 in 2018, a decrease of 10%. This category includes (i) sales of helium and accessory items for our balloon products, (ii) sales of Candy Blossoms, (iii) sales of party goods in Mexico by Flexo Universal.

Cost of Sales

Cost of sales from continuing operations decreased to $34,216,000 in 2019 from $39,381,000 in 2018. While the total cost was lower during 2019 than 2018, certain aspects of labor cost increased, particularly during November and December as we competed for personnel in a tight labor market. Additionally, the reduction in sales volume negatively impacted our ability to absorb fixed/overhead costs.

General and Administrative Expenses

General and administrative expenses from continuing operations decreased to $5,449,000 in 2019 from $6,078,000 in 2018. Many of the cost reductions realized during 2019 were in the administrative and marketing areas, including personnel costs, consulting and outside services.

Selling and Marketing

Selling expenses from continuing operations decreased to $1,112,000 in 2019 from $3,225,000 in 2018. Marketing and advertising expenses decreased to $602,000 in 2019, from $1,253,000 in 2018. The primary savings was the net reduction of outside consulting services and a decrease of commission expense due to the reduction in sales volume.

Other Income or Expense

During 2019, we incurred net interest expense from continuing operations of $2,028,000 compared to net interest expense of $2,072,000 during 2018.

During 2019, we realized a foreign currency gain from continuing operations in the amount of $310,000 compared to foreign currency loss in 2018 of $685,000.

Investment in Clever

The Company has variable interests in Venture Leasing L.L.C (VL) and Clever Container Company, L.L.C. (subsequently Clever Organizing Solutions; “Clever”). Through June 30, 2019, the Company had determined that it was the primary beneficiary of these entities and included them in our consolidated results. In the third quarter, we determined that operationally material changes in our involvement with Clever and VL resulted in us having no power over the decisions which impact their financial performance. Therefore, we are no longer the primary beneficiary of these entities, and no longer meet the criteria for continued consolidation under US GAAP. Effective July 1, 2019, we deconsolidated these entities and their results are not included in our Consolidated Statements of Comprehensive Income subsequent to June 30, 2019. Upon deconsolidation of these entities, we recognized a gain of $219,000.

Financial Condition, Liquidity and Capital Resources

Cash Provided By Operating Activities

During fiscal 2019, cash provided by operating activities amounted to $3,263,000, compared to cash used by operating activities during fiscal 2018 of $1,228,000. Significant changes in working capital items affecting cash flow used in operating activities were:

●	Depreciation and amortization of $1,150,000 compared to depreciation and amortization for 2018 of $1,264,000;
●	A decrease in inventories of $4,507,000 compared to an increase of inventories of $1,170,000 in 2018;
●	A decrease in accounts receivable of $475,000 compared to a decrease in accounts receivable of $399,000 in 2018;
●	An decrease in prepaid expenses and other assets of $28,000 compared to an increase in prepaid expenses and other assets of $112,000 in 2018; and
●	An increase in trade payables of $1,177,000 compared to an increase in trade payables of $1,262,000 in 2018.

Cash Used In Investing Activities

During fiscal 2019, cash used in investing activities amounted to $80,000 compared to cash used in investing activities during fiscal 2018 of $460,000.

Cash Provided By Financing Activities

During fiscal 2019, cash used in financing activities amounted to $3,587,000, compared to cash provided by financing activities of $2,445,000 during fiscal 2018.

Until December 2017, we had in place a series of credit facility and related agreements with BMO Harris Bank, N.A. and BMO Private Equity (U.S.), (collectively, “BMO”), in the aggregate amount of approximately $17 million. During December 2017, we terminated those agreements and fully repaid all amounts owed to BMO under those agreements, including associated fees and costs related to termination, as we entered in new financing agreements with PNC Bank, National Association (“PNC”). The financing agreements with PNC (the “PNC Agreements”) included a $6 million term loan and an $18 million revolving credit facility (the “Revolving Credit Facility”), with a credit facility termination date of December 2022.

We notified PNC of our failure to meet two financial covenants under the Revolving Credit Facility as of March 31, 2018. On June 8, 2018, we entered into Waiver and Amendment No. 1 ( “Amendment 1”) to our PNC Agreements. Amendment 1 modified certain covenants, added others, waived our failure to comply as previously reported, and included an amendment fee and temporary increase in interest rate. During September 2018, we filed a preliminary prospectus on Form S-1 for a planned equity issuance. On October 8, 2018, we entered into Consent and Amendment No. 2 ( “Amendment 2”) to our PNC Agreements. Amendment 2 reduced the amount of new funding proceeds that must be used to repay the term loan from $5 million to $2 million and waived the calculation of financial ratios for the period ended September 30, 2018, in exchange for a new covenant committing to raise at least $7.5 million in gross proceeds from an equity issuance by November 15, 2018 and pay an amendment fee. Market conditions ultimately forced us to postpone the offering, and thus no proceeds were received by the November 15, 2018 requirement. We engaged PNC to resolve this failure, and as of March 2019, entered into a forbearance agreement that ended during July 2019. We then entered a new forbearance agreement in October 2019 that terminated in January 2020 and, in connection with a new equity financing arrangement, was replaced on January 13, 2020, with a Limited Waiver, Consent, Amendment No. 5 and Forbearance Agreement (the “2020 Forbearance Agreement”) between PNC and the Company. Pursuant to the 2020 Forbearance Agreement, PNC agreed to (i) waive the PNC Agreements’ requirement that the Company apply the net proceeds of the Offering first to the Term Loans (as defined in the PNC Agreements), and agreed that the Company shall instead apply the net proceeds of the Offering to the Revolving Advances (as defined in the PNC Agreements) and in connection therewith the Revolving Commitment Amount (as defined in the PNC Agreements) shall be reduced on a dollar for dollar basis by the amount so applied to the Revolving Advances, and (ii) forebear from exercising the rights and remedies in respect of the Existing Defaults (as defined in the Loan Agreement) afforded to PNC under the PNC Agreements for a period ending no later than December 31, 2020. As forbearance is a temporary condition, we have reclassified long-term bank debt to current liabilities on our balance sheet. See Note 3 for a related discussion of the impact of this event.

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

We are required to maintain a "Leverage Ratio", which is defined as the ratio of (a) Funded Debt (other than the Shareholder Subordinated Loan) as of such date of determination to (b) EBITDA (as defined in the PNC Agreements) for the applicable period then ended. The highest values for this ratio allowed by the PNC Agreements are:

Fiscal Quarter Ratio

March 31, 2019	not applicable
June 30, 2019	3.00	to	1.00
September 30, 2019	2.75	to	1.00
January, 2020 and thereafter	not applicable

o

We are required to maintain a "Fixed Charge Coverage Ratio", which is defined as the ratio of (a) EBITDA for such fiscal period, minus Unfinanced Capital Expenditures made during such period, minus distributions (including tax distributions) and dividends made during such period, minus cash taxes paid during such period to (b) all Debt Payments made during such period. This ratio must not exceed the following for any quarterly calculation:

Fiscal Quarter Ratio

March 31, 2020	0.75	to	1.00
June 30, 2020	0.85	to	1.00
September 30, 2020	0.95	to	1.00
December 31, 2020	1.05	to	1.00
March 31, 2021 and thereafter	1.15	to	1.00

The credit agreement provides for interest at varying rates in excess of the prime rate, depending on the level of senior debt to EBITDA over time. We also entered into a swap agreement with PNC Bank to fix the interest for $3 million over 3 years. This swap was terminated during 2019 with our first forbearance agreement.

Failure to comply with these covenants has caused us to pay a higher rate of interest (by a cumulative 4% per the Agreements), and other potential penalties may impact the availability of the credit facility itself, and thus might negatively impact our ability to remain a going concern. As described above in Notes 3 and 9, we believe that we were not in compliance with this credit facility as of December 31, 2019 and 2018, and have entered into a new amended facility and forbearance agreement, in conjunction with new equity financing, as of January 2020.

As of December 2017, Mr. Schwan was owed a total of $1.1 million, with additional accrued interest of $0.4 million, by the Company. As part of the December 2017 financing with PNC, Mr. Schwan executed a subordination agreement related to these amounts due him, as evidenced by a related note. During January 2019, Mr. Schwan converted $0.6 million of these notes for approximately 181,000 shares of the Company’s common stock at then market rate. The Company owed Mr. Schwan a total of $1.6 million on these notes as of December 31, 2018 and $1.1 million as of December 31, 2019.

Current Assets. As of December 31, 2019, the total current assets of the Company were $27,625,000, compared to total current assets of $33,011,000 at December 31, 2018.

Current Liabilities.

Total current liabilities decreased to $27,524,000 as of December 31, 2019 from $30,209,000 as of December 31, 2018. $2.3 million in debt was reclassified to current liabilities as of December 31, 2019.

Liquidity and Capital Resources; Working Capital. As of December 31, 2019, and 2018, respectively, our current assets exceeded our current liabilities by $100,000 and $2,802,000 ($2.3 million of noncurrent debt was reclassified to current liabilities as of December 31, 2018); we had cash and cash equivalents of continuing operations of $845,000 and $258,000 and the potential for additional credit under our PNC Agreements. Management believes that these available funds, our internally generated funds and the borrowing capacity under our revolving line of credit facility will be sufficient to meet working capital requirements for the remainder of 2020. At the time of this filing, we are not in compliance with the terms of this agreement, as amended, and have entered into a forbearance agreement with PNC that resolves identified prior instances of non-compliance but does not change the terms of the facility itself. Our failure to maintain compliance with the terms of our agreement could negatively impact the value of the facility on our liquidity, and if left uncorrected, ultimately impact our ability to continue as a going concern.

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

CTI Industries Corporation Stockholders’ Equity.

Stockholders’ equity was $1,983,000 as of December 31, 2019 compared to $7,328,000 as of December 31, 2018. The issuance of approximately $6 million of convertible preferred equity did not occur until 2020.

Seasonality

In the foil balloon product line, sales have historically been seasonal with approximately 40% occurring in the period from December through March of the succeeding year and 24% being generated in the period July through October in recent years. Approximately half of these sales are considered “everyday” in nature while the other half tend to be event driven (certain holidays, graduation season, and other events). Due to the COVID-19 issue, graduation season did not occur as it normally does. We expect graduation events to occur, many later during the year, but do not have a method to reasonably measure this impact upon our typical sales. Similarly, other sales are expected to either move to non-traditional parts of the year or be lost entirely as a result of COVID-19, the extent of which is not possible to predict at this time.

Critical Accounting Policies

The financial statements of the Company are based on the selection and application of significant accounting policies which require management to make various estimates and assumptions. The following are some of the more critical judgment areas in the application of our accounting policies that currently affect our financial condition and results of operation.

Revenue Recognition. Substantially all of the Company's revenues are derived from the sale of products. With respect to the sale of products, revenue from a transaction is recognized once it has (i) identified the contract(s) with a customer, (ii) identified the performance obligations in the contract, (iii) determined the transaction price, (iv) allocated the transaction price to the performance obligations in the contract, and (v) recognized revenue as the company satisfies a performance obligation. The Company generally recognizes revenue for the sale of products when the products have been shipped and invoiced. In some cases, product is provided on consignment to customers. In those cases, revenue is recognized when the customer reports a sale of the product.

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

Allowance for Doubtful Accounts. We estimate our allowance for doubtful accounts based on an analysis of specific accounts, an analysis of historical trends, payment and write-off histories. Our credit risks are continually reviewed, and management believes that adequate provisions have been made for doubtful accounts. However, unexpected changes in the financial condition of customers or changes in the state of the economy could result in write-offs which exceed estimates and negatively impact our financial results.

Inventory Valuation. Inventories are stated at the lower of cost or net realizable value. Cost is determined using standard costs which approximate costing determined on a first-in, first out basis. Standard costs are reviewed and adjusted at the time of introduction of a new product or design, periodically and at year-end based on actual direct and indirect production costs. On a periodic basis, the Company reviews its inventory levels for estimated obsolescence or unmarketable items, in reference to future demand requirements and shelf life of the products. As of December 31, 2019, the Company had established a reserve for obsolescence, marketability or excess quantities with respect to inventory in the aggregate amount of $562,000. As of December 31, 2018, the amount of the reserve was $439,000. In addition, on a periodic basis, the Company disposes of inventory deemed to be obsolete or unsaleable and, at such time, charges reserve for the value of such inventory. We record freight income as a component of net sales and record freight costs as a component of cost of goods sold.

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

The Company identified an impairment indicator related to the goodwill associated with Clever. As a result of an impairment test, the Company fully impaired the goodwill related to Clever in the first quarter of 2019 and recorded an impairment charge of $220,000. In the first quarter of 2019, the Company identified an impairment indicator related to the goodwill associated with Flexo. As a result of an impairment test, the Company fully impaired the goodwill related to Flexo in the first quarter of 2019 and recorded an impairment charge of approximately $1 million. We performed a quantitative assessment for the year ended December 31, 2019 in which we considered the assets and liabilities of the Company as one operating segment, both recognized and unrecognized, as well as the cash flows necessary to operate the business relating to the assets and liabilities.

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

We use the Black-Scholes option pricing model to determine the fair value of stock options which requires us to estimate certain key assumptions. In accordance with the application of U.S. GAAP, we incurred employee stock-based compensation cost of $178,000 for the year ended December 31, 2019. At December 31, 2019, we had no unrecognized compensation cost relating to stock options.

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

Because we have been out of compliance with the terms of our credit facility and operating under a forbearance agreement, and had related going concern disclosure, we established a valuation allowance reserve for substantially all of our deferred tax assets.  In light of this, as of December 31, 2018, the Company had net deferred tax assets of $135,000 representing the amount the Company may recover in future years from future taxable income.  As of December 31, 2019, the amount of the net deferred tax asset was $0.  Each quarter and year-end, management makes a judgment to determine the extent to which the deferred tax asset will be recovered from future taxable income.  This value was reduced, in large part, due to changes in US tax law effective 2018 which will impact the value of future deductions.

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

Variable Interest Entities

Primarily due to Clever and VLU having the attribution of related party beneficial ownership and certain financial and operational support, these entities are considered to be variable interest entities, or VIEs, under current accounting guidance. A company with interests in a VIE must consolidate the entity if the company is deemed to be the primary beneficiary of the VIE; that is, if it has both (1) the power to direct the economically significant activities of the entity and (2) the obligation to absorb losses of, or the right to receive benefits from, the entity that could potentially be significant to the VIE. Such a determination requires management to evaluate circumstances and relationships that may be difficult to understand and to make a significant judgment, and to repeat the evaluation at each subsequent reporting date. Our updated evaluation reaffirmed that, despite not having a majority ownership interest in the Clever and VL, the Company was the primary beneficiary of both VIEs as of December 31, 2018 and June 30, 2019. As a result, the accounts of both entities were included in our consolidated financial statements as of December 31, 2018 and June 30, 2019.

We also determined that it was appropriate to include the accounts of Clever and VL in our condensed consolidated financial statements for the quarter ending March 31, 2019 and June 30, 2019. including operating loss in the amount of approximately 28,000 and $53,000, respectively, for the three and six months then ended. As of June 30, 2019, the ownership interest of Clever and VL was represented by the deficit included in the balance sheet line item “noncontrolling interests (variable interest entities)” in the amount of $1,087,035.

As discussed in Note 2 to the accompanying consolidated financial statements, events that occurred during the start of the third quarter of 2019, caused us to reconsider the primary beneficiary determination for Clever and VL. As a result, the consolidated financial statements as of December 31, 2019 excluded the assets, liabilities and operating results of Clever and VL. We also recognized a gain in the amount of $219,000 in connection with the deconsolidation of this VIE.

Item No. 7A – Qualitative and Quantitative Disclosures Regarding Market Risk

Not applicable.

Item No. 8 – Financial Statements and Supplementary Data

Reference is made to the Consolidated Financial Statements contained in Part IV hereof.

Item No. 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item No. 9A – Controls and Procedures

(a)   Restatement

        On May 13, 2020, the Audit Committee of the Board of Directors concluded, based on the recommendation of management, that we would amend and restate our quarterly consolidated financial statements for the interim periods ended March 31, 2019, June 30, 2019 and September 30, 2019 within this Form 10-K to correct the following errors:

•

During these periods the Company had no external auditor engaged. As noted in the original filings, these filings are being amended now that the Company has hired RBSM as external independent auditors, with the benefit of auditor review, and

•

To correct the timing of recognition of certain noncash charges with respect to the liquidation of subsidiaries and resulting classifications as they impact goodwill, deferred tax assets and related tax provisions, and reporting discontinued operations.

The following additional adjustments were also included in this restatement:

•	To reclassify certain accrued expenses between liabilities and contra assets, particularly with respect to accruals for uncollectible accounts receivable, and
•	Other miscellaneous adjustments, none of which were material either individually or in the aggregate.

(b)   Disclosure Controls and Procedures

        We maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified by the Commission's rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are properly recorded, processed, summarized and reported within the time periods required by the Commission's rules and forms.

        We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of these disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e), as of December 31, 2019. Based on this evaluation, the Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) concluded that our disclosure controls and procedures were not effective as of December 31, 2019, the end of the period covered by this Annual Report on Form 10-K, due to the material weaknesses described below.

(c)   Management's Report on Internal Control over Financial Reporting

        Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

        Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness of internal control over financial reporting to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making our assessment of the effectiveness of internal control over financial reporting, management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

        A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant's annual or interim financial statements will not be prevented or detected on a timely basis. As a result of our evaluation of our internal control over financial reporting, management identified the following material weaknesses in our internal control over financial reporting:

•

We lacked a sufficient number of accounting professionals with the necessary knowledge, experience and training to adequately account for significant, unusual transactions that resulted in misapplications of GAAP, particularly with regard to the timing of recognition of certain non-cash charges, and

•	We are overly dependent upon our Chief Financial Officer and Controller within an environment that is highly manual in nature.

        These material weaknesses resulted in the restatement of the financial statements described in Item 9A(a) and material post closing adjustments which have been reflected in the financial statements for the interim periods for the year ended December 31, 2019. Additionally, as a result of the material weaknesses, we have concluded that we did not maintain effective internal control over financial reporting as of December 31, 2019.

Plan for Remediation of Material Weakness

Management has enhanced its available resource base and adjusted its processes with respect to the areas listed above.  Additional procedures are in the process of being established and will be evaluated for effectiveness in the future.

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

Item No. 9B – Other Information

None

PART III

Item No. 10 – Directors, Executive Officers and Corporate Governance of the Registrant

Information called for by Item 10 of Part III is incorporated by reference to the 2020 Proxy Statement which is expected to be filed with the Commission within 30 days after this form 10-K is filed.

Item No. 11 – Executive Compensation

Information called for by Item 11 of Part III is incorporated by reference to the 2020 Proxy Statement which is expected to be filed with the Commission within 30 days after  this form 10-K is filed.

Item No. 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information called for by Item 12 of Part III is incorporated by reference to the 2020 Proxy Statement which is expected to be filed with the Commission within 30 days after this form 10-K is filed..

Item No. 13 – Certain Relationships and Related Transactions

Information called for by Item 13 of Part III is incorporated by reference to the 2020 Proxy Statement which is expected to be filed with the Commission within 30 days after this form 10-K is filed..

Item No. 14 – Principal Accountant Fees and Services

Information called for by Item 14 of Part III is incorporated by reference to the 2020 Proxy Statement which is expected to be filed with the Commission within 30 days after this form 10-K is filed..

PART IV

Item No. 15 – Exhibits and Financial Statement Schedules

(a)(1) The following documents are filed under pages F-# through F-# and are included as part of this Form 10-K:

(a)(2) All financial statement schedules are omitted because the information is inapplicable or presented in the notes to the financial statements, except for Schedule II – Valuation and qualifying accounts.

(a)(3) Exhibits required by Item 601 of Regulation S-K are incorporated herein by reference and are listed on the attached Exhibit Index.

Exhibit Number	Document

3.1	Restated Articles of Incorporation (Incorporated by reference to Exhibit A to Registrant’s Schedule 14A Definitive Proxy Statement filed April 29, 2015).
3.2	Amended and Restated By-Laws of Yunhong CTI, LTD (f/k/a CTI Industries Corporation) Corporation (Incorporated by reference to Exhibit 3.2, contained in Registrant’s Form 8-K filed on March 17, 2017).
3.3	Certificate of Designation of Series A Convertible Preferred Stock (Incorporated by reference to Exhibit 3.1, contained in Registrant's Form 8-K filed on January 3, 2020).
3.4	Amended and Restated Certificate of Designation of Series A Convertible Preferred Stock (Incorporated by reference to Exhibit 3.1, contained in the Registrant's form 8-K filed on February 19, 2020).
3.5	Articles of Amendment to the Registrant’s Articles of Incorporation (Incorporated by reference to Exhibit 3.1, contained in the Registrant’s form 8-K filed on March 16, 2020).
4.1	Form of Yunhong CTI, LTD (f/k/a CTI Industries Corporation) common stock certificate (Incorporated by reference to Exhibit 4.1 contained in Registrant’s Report on Form 10-K dated March 31, 2017).
10.1

Yunhong CTI, LTD (f/k/a CTI Industries Corporation) 2009 Stock Incentive Plan (Incorporated by reference to Schedule A contained in Registrant’s Schedule 14A Definitive Proxy Statement, as filed with the Commission on April 30, 2009).

10.2

Yunhong CTI, LTD (f/k/a CTI Industries Corporation) 2018 Stock Incentive Plan (Incorporated by Reference to Schedule A contained in Registrant’s 14A Definitive Proxy Statement, as filed with the Commission on April 30, 2018)

10.3	Lease Agreement between Schultz Bros. Co. and the Company dated September 19, 2012 (Incorporated by reference to Exhibit 10.8 contained in Registrant’s Report on Form 10-Q dated November 14, 2012).

10.4

Stock Purchase Warrant to Purchase Common Stock of Yunhong CTI, LTD (f/k/a CTI Industries Corporation) (Incorporated by reference to Exhibit 10.5 contained in Registrant’s Report on Form 10-Q dated August 22, 2016).

10.5	Registration Rights Agreement between [Purchaser] and the Company (Incorporated by reference to Exhibit 10.6 contained in Registrant’s Report on Form 10-Q dated August 22, 2016).
10.6	Employment Agreement between Jeffrey S. Hyland and the Company dated December 1, 2017 (Incorporated by reference to Exhibit 10.38 contained in Registrant’s Report on Form 10-K filed on April 2, 2018).
10.7	Revolving Credit, Term Loan, and Security Agreement dated December 14, 2017 (Incorporated by reference to Exhibit 10.1, contained in Registrant’s Form 8-K filed on December 19, 2017).
10.8	Revolving Credit Note dated December 14, 2017 (Incorporated by reference to Exhibit 10.2, contained in Registrant’s Form 8-K filed on December 19, 2017).
10.9	Term Note dated December 14, 2017 (Incorporated by reference to Exhibit 10.3, contained in Registrant’s Form 8-K filed on December 19, 2017).
10.10	Promissory Note dated December 14, 2017 (Incorporated by reference to Exhibit 10.4, contained in Registrant’s Form 8-K filed on December 19, 2017).
10.11	Real Property Mortgage dated December 14, 2017 (Incorporated by reference to Exhibit 10.5, contained in Registrant’s Form 8-K filed on December 19, 2017).
10.12	Subordination Agreement dated December 14, 2017 (Incorporated by reference to Exhibit 10.6, contained in Registrant’s Form 8-K filed on December 19, 2017).
10.13

Waiver and Amendment No. 1 to Revolving Credit, Term Loan and Security Agreement dated June 12, 2018 (Incorporated by reference to Exhibit 10.1, contained in Registrant’s Form 8-K filed on June 12, 2018)

10.14

Consent and Amendment No. 2 to Revolving Credit, Term Loan and Security Agreement dated October 18, 2018 (Incorporated by reference to Exhibit 10.1, contained in Registrant’s form 8-K filed on October 18, 2018)

10.4

Stock Purchase Warrant to Purchase Common Stock of Yunhong CTI, LTD (f/k/a CTI Industries Corporation) (Incorporated by reference to Exhibit 10.5 contained in Registrant’s Report on Form 10-Q dated August 22, 2016).

10.5	Registration Rights Agreement between [Purchaser] and the Company (Incorporated by reference to Exhibit 10.6 contained in Registrant’s Report on Form 10-Q dated August 22, 2016).

10.15	Subscription Agreement among Registrant and John H. Schwan dated December 21, 2018 (Incorporated by reference to Exhibit 10.1, contained in Registrant’s form 8-K filed on January 17, 2019).
10.16	Settlement Agreement and Release dated January 21, 2019 (Incorporated by reference to Exhibit 10.18, contained in Registrant’s form 10-K filed on April 16, 2019).
10.17	Amendment No.1 to Agreement among CTI, GLG, Page and H One dated January 21, 2019 (Incorporated by reference to Exhibit 10.19, contained in Registrant’s form 10-K filed on April 16, 2019).
10.18

Amendment No. 3 and Forbearance Agreement to Revolving Credit, Term Loan and Security Agreement dated March 4, 2019 (Incorporated by reference to Exhibit 10.1, contained in Registrant’s form 8-K filed on March 8, 2019).

10.19	Amendment No. 4 and Forbearance Agreement dated October 18, 2019 (Incorporated by reference to Exhibit 10.1, contained in Registrant’s form 8-K filed on October 24, 2019).
10.20	Stock Purchase Agreement, dated as of January 3, 2020 (Incorporated by reference to Exhibit 10.1, contain in Registrants form 8-K filed on January 3, 2020).
10.21	Limited Waiver, Consent, Amendment No. 5 and Forbearance Agreement (Incorporated by reference to Exhibit 10.1, contained in the Registrant's form 8-K filed on January 16, 2020).
10.22	Amendment No. 1 to Securities Purchase Agreement, dated as of February 24, 2020 (Incorporated by reference to Exhibit 10.1, contained in the Registrant’s form 8-K filed on February 26, 2020).
10.24	Amendment No.2 to Securities Purchase Agreement dated as of April 13, 2020 (Incorporated by reference to Exhibit 10.1, contained in Registrant’s form 8-K filed on April 17, 2020
14.1	Code of Ethics (Incorporated by reference to Exhibit 14 contained in the Registrant’s Form 10-K/A Amendment No. 2, as filed with the Commission on October 13, 2004).
16.1	Letter from Plante & Moran, PLLC dated April 19, 2019 (Incorporated by reference to Exhibit 16.1, contained in Registrant’s form 8-K filed on April 22, 2019).
21.1	Subsidiaries (description incorporated in Form 10-K under Item No. 1).
23.1	Consent of Independent Registered Public Accounting Firm, RBSM LLP.
23.2	Consent of Independent Registered Public Accounting Firm, Plante & Moran, PLLC.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
99.1	Audited financial statements of the Company’s subsidiary, Flexo Universal, S. de R.L. de C.V. for the year ended December 31, 2019.
101	Interactive Data Files, including the following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements.

(a)	The Exhibits listed in subparagraph (a)(3) of this Item 15 are attached hereto unless incorporated by reference to a previous filing.
(b)	The Schedule listed in subparagraph (a)(2) of this Item 15 is attached hereto.

Item No. 16 – Summary

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 14, 2020.

Yunhong CTI, LTD (f/k/a CTI Industries Corporation)

By:	/s/ Frank Cesario
Frank Cesario, President, Chief Executive Officer, Chief Financial Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Frank Cesario Frank Cesario	President, Chief Executive Officer and Director	May 14, 2020

/s/ Frank Cesario	Chief Financial Officer	May 14, 2020
Frank Cesario

/s/ John Schwan John Schwan	Chairman of the Board of Directors	May 14, 2020

/s/ Steve Merrick Steve Merrick	General Counsel and Director	May 14, 2020

/s/ Bret Tayne Bret Tayne	Director	May 14, 2020

/s/ John Klimek John Klimek	Director	May 14, 2020

/s/ Art Gisonni Art Gisonni	Director	May 14, 2020

/s/ Yubao Li Yubao Li	Director	May 14, 2020

Yunhong CTI, LTD (f/k/a CTI Industries Corporation) and Subsidiaries

Consolidated Financial Statements

Years ended December 31, 2019 and 2018

All other schedules for which a provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

Yunhong CTI Ltd. (f/k/a CTI Industries Corporation) and Subsidiaries

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Yunhong CTI Ltd., (f/k/a CTI Industries Corporation) and Subsidiaries (the “Company”) as of December 31, 2019, , and the related consolidated statements of comprehensive income, stockholders' equity, and cash flows for the year ended December 31, 2019 and the related notes (collectively referred to as the “consolidated financial statements”). We did not audit the 2019 financial statements of Flexo Universal S. de R.L. de C.V., a 99.82 percent owned subsidiary, whose statements reflect total assets and revenue constituting 34 and 22 percent, respectively, of the related consolidated totals as of and for the year ended December 31, 2019. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Flexo Universal S. de R.L. de C.V., is based solely on the report of the other auditors. In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered net losses from operations and liquidity limitations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

Explanatory Paragraph – Change in Accounting Principle

 As discussed in Note 1 to the financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of ASU No. 2016-02, Leases (Topic 842), as amended, effective January 1, 2019, using the modified retrospective approach.

 Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

 We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ [RBSM]

 We have served as the Company’s auditor since 2019.

Larkspur, CA
May 14, 2020

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Yunhong CTI (Formerly CTI Industries Corporation) and Subsidiaries

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of CTI Industries Corporation and Subsidiaries (the “Company”) as of December 31, 2018 and the related consolidated statements of comprehensive income, stockholders' equity, and cash flows for the year then ended and the related notes and financial schedule II - valuation and qualifying accounts (collectively referred to as the “consolidated financial statements”). We did not audit the 2018 financial statements of Flexo Universal, S. de R.L. de C.V., a 99.82 percent-owned subsidiary, whose statements reflect total assets and revenue constituting 27 percent and 18 percent of the related consolidated totals, respectively, as of and for the year ended December 31, 2018. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Flexo Universal, S. de R.L. de C.V., is based solely on the report of the other auditors. In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Continuation as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the consolidated financial statements, the Company has suffered losses from operations and liquidity limitations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Emphasis of Matter

As discussed in Note 22 to the consolidated financial statements, the 2018 financial statements have been revised to present certain discontinued operations and assets held for sale for comparability purposes.

Basis for Opinion

The Company's management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Plante & Moran, PLLC

We served as the Company’s auditor from 2007 to 2019.

Chicago, Illinois

April 15, 2019 except for note 22, as to which the date is May 14, 2020

Yunhong CTI, LTD (f/k/a CTI Industries Corporation) and Subsidiaries

Consolidated Balance Sheets

	December 31, 2019	December 31, 2018

ASSETS
Current assets:
Cash and cash equivalents	$845,098	$258,238
Accounts receivable, net	9,011,569	10,245,728
Inventories, net	13,959,499	17,388,634
Prepaid expenses	353,183	834,690
Other current assets	1,312,205	784,125
Receivable from related party	1,387,131	-
Current assets of discontinued operations	756,033	3,499,319

Total current assets	27,624,716	33,010,734

Property, plant and equipment:
Machinery and equipment	23,822,808	23,668,082
Building	3,374,334	3,367,082
Office furniture and equipment	2,289,444	2,573,095
Intellectual property	783,179	783,179
Land	250,000	250,000
Leasehold improvements	415,737	409,188
Fixtures and equipment at customer locations	518,450	518,450
Projects under construction	74,929	150,272
	31,528,881	31,719,348
Less : accumulated depreciation and amortization	(28,997,809)	(27,998,437)

Total property, plant and equipment, net	2,531,072	3,720,912

Other assets:
Goodwill		1,473,176
Net deferred income tax asset	-	135,094
Operating lease right-of-use	1,046,438
Other non-current assets
Other assets	118,857	248,120

Total other assets	165,295	1,856,390

Other non-current assets of discontinued operations	-	172,798

TOTAL ASSETS	31,321,086	38,760,834

LIABILITIES AND EQUITY
Current liabilities:
Checks written in excess of bank balance	$-	$636,142
Trade payables	7,021,580	5,951,929
Line of credit	14,518,107	16,582,963
Notes payable - current portion	3,451,880	4,432,320
Notes payable affiliates - current portion	12,684	10,821
Operating Lease Liabilities	658,374	0
Accrued liabilities	1,205,027	1,786,761
Current liabilities of discontinued operations	656,753	807,776

Total current liabilities	27,524,405	30,208,712

Long-term liabilities:
Notes payable - affiliates	14,340	167,248
Notes payable, net of current portion	1,024,441	399,912
Operating Lease Liabilities	388,064
Notes payable - officers, subordinated	1,058,486	1,597,019
Other long-term liabilities	184,840	100,340
Deferred income tax liability	-
Other long-term liabilities of discontinued operations	-	31,874
Total long-term debt, net of current portion	2,670,171	2,296,393

Total long-term liabilities	2,670,171	2,296,393

TOTAL LIABILITIES	30,194,576	32,505,105

Equity:
Yunhong CTI, LTD (f/k/a CTI Industries Corporation) stockholders' equity:
Preferred Stock -- no par value, 3,000,000 shares authorized, 0 shares issued and outstanding
Common stock - no par value, 15,000,000 shares authorized, 3,879,608 shares issued and 3,835,950 shares outstanding	13,898,494	13,898,494
Paid-in-capital	3,587,287	2,506,437
Accumulated earnings	(9,992,841)	(2,865,486)
Accumulated other comprehensive loss	(5,348,812)	(6,050,347)
Less: Treasury stock, 43,658 shares	(160,784)	(160,784)
Total Yunhong CTI, LTD (f/k/a CTI Industries Corporation) stockholders' equity	1,983,344	7,328,314
Noncontrolling interest	(856,837)	(1,072,585)

Total Equity	1,126,507	6,255,729

TOTAL LIABILITIES AND EQUITY	$31,321,083	$38,760,834

The accompanying notes are an integral part of these financial statements.

Yunhong CTI, LTD (f/k/a CTI Industries Corporation) and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

	For the Year Ended December 31,
	2019	2018

Net Sales	$40,537,030	$49,421,411
		-
Cost of Sales	34,215,886	39,381,405
		-
Gross profit	6,321,144	10,040,006
		-
Operating expenses:		-
General and administrative	5,448,557	6,077,940
Selling	1,112,082	3,225,249
Advertising and marketing	602,389	1,253,444
Impairment on long-lived assets	1,476,380	220,000
Gain on deconsolidation of VIEs	(218,527)	-
Gain on sale of assets	(93,862)	(94,106)
Total operating expenses	8,327,020	10,682,527
		-
Loss from operations	(2,005,876)	(642,521)
		-
Other (expense) income:		-
Interest expense	(2,028,014)	(2,072,200)
Interest income		(355)
Other Expense	(679,932)	(2,622)
Foreign currency loss	(11,996)	(680)
		-
Total other expense, net	(2,719,942)	(2,075,858)
		-
Loss from continuing operations before taxes	(4,725,818)	(2,718,379)
		-
Income tax expense	135,094	756,767
		-
Loss from continuing operations	(4,860,912)	(3,475,146)

Loss from discontinued operations, net of tax	(3,213,536)	(263,578)
		-
Net loss	$(8,074,448)	$(3,738,724)

Less: Net loss attributable to noncontrolling interest	(947,093)	(153,015)

Net loss attributable to Yunhong CTI, LTD (f/k/a CTI Industries Corporation)	$(7,127,355)	(3,585,709)

Other Comprehensive Income (Loss)
Foreign currency adjustment	310,160	(684,982)
Comprehensive (Loss)	$(6,817,195)	$(4,270,691)

Basic loss per common share
Continuing operations	(1.27)	(0.93)
Discontinued operations	(0.84)	(0.07)
Basic loss per common share	$(2.10)	$(1.00)

Diluted loss per common share
Continuing operations	$(1.27)	$(0.93)
Discontinued operations	(0.84)	(0.07)
Diluted loss per common share	$(2.10)	$(1.00)

Weighted average number of shares and equivalent shares of common stock outstanding:
Basic	3,835,950	3,578,885

Diluted	3,835,950	3,578,885

The accompanying notes are an integral part of these financial statements.

Yunhong CTI, LTD (f/k/a CTI Industries Corporation) and Subsidiaries

Consolidated Statements of Stockholders' Equity

	Yunhong CTI, LTD (f/k/a CTI Industries Corporation)
				Accumulated	Accumulated Other	Less
	Common Stock		Paid-in	(Deficit)	Comprehensive	Treasury Stock		Noncontrolling
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Interest	TOTAL
Balance December 31, 2018	3,578,885	$13,898,494	$2,506,437	$(2,865,486)	$(6,050,347)	$(43,658)	$(160,784)	$(1,072,585)	6,255,729

Note conversion - Schwan	180,723		600,000						600,000
Deconsolidation of VIE								75,806	75,806
Deconsolidation of VIE								1,087,035	1,087,035
Less UK					391,375				391,375
Stock Issued	120,000		303,000						303,000
Stock Option Expense			177,850						177,850
Net Loss				(7,127,355)				(947,093)	(8,074,448)
Other comprehensive income, net of taxes					310,160				310,160
Foreign currency translation									-
Balance December 31, 2019	3,879,608	$13,898,494	$3,587,287	$(9,992,841)	$(5,348,812)	$(43,658)	$(160,784)	$(856,837)	$1,126,507

The accompanying notes are an integral part of these financial statements.

Yunhong CTI, LTD (f/k/a CTI Industries Corporation) and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	For the Year Ended December 31,
	2019	2018

Cash flows from operating activities:
Net Loss	(8,074,448)	(3,738,724)
Depreciation and amortization	1,149,896	1,264,424
Amortization of deferred gain on sale/leaseback	78,477	(109,801)
Provision for losses on accounts receivable	304,180	(28,296)
Provision for losses on inventories	1,247,581	(98,179)
Impairment of long-lived assets	1,686,929	220,000
Impairment of Prepaids, Current Assets, and Other Non-Current Assets	168,931
Gain on deconsolidation of Clever	(218,534)
Stock Based Compensation	177,850	171,576
Impairment of assets held for sale	604,483
Deferred income taxes	135,094	967,373
Loss on disposition of asset	17,480
Change in assets and liabilities:
Accounts receivable	475,061	399,414
Other non-current assets	-
Inventories	4,507,221	(1,169,583)
Prepaid expenses and other assets	28,232	(112,392)
Trade payables	1,177,003	1,262,441
Accrued liabilities	201,416	(256,130)
Net cash provided by (used in) operating activities	3,666,853	(1,227,877)

Cash flows from investing activities:
Purchases of property, plant and equipment	(80,472)	(459,542)

Net cash (used in) investing activities	(80,472)	(459,542)

Cash flows from financing activities:
Change in checks written in excess of bank balance	(636,142)	181,292
Net change in revolving line of credit	(1,847,221)	2,802,076
Repayment of long-term note payable	(1,607,273)	(1,074,767)
Proceeds from issuance of stock	-	63,600
Cash paid for deferred financing fees	(146,102)	(22,755)
Contributions received by Variable Interest Entity	-	495,993
Proceeds from issuance of long-term note payable	650,000
Net cash provided by (used in) financing activities	(3,586,738)	2,445,439

Effect of exchange rate changes on cash	421,611	(510,896)

Net increase/(decrease) in cash and cash equivalents	421,254	247,124

Cash and cash equivalents at beginning of period	428,150	181,026

Cash and cash equivalents at end of period (a)	849,404	428,150

(a) The cash flows related to discontinued operations have not been segregated, and are included in the Consolidated Statements of Cash Flows. The cash and equivalents amounts presented above differ from cash and equivalents in the Consolidated Balance Sheets due to cash included in “Current assets of discontinued operations of $170,000.”

Supplemental disclosure of cash flow information:
Cash payments for interest	$2,097,682	$2,011,827
Cash payments for Taxes	$-	$165,000

Supplemental Disclosure of non-cash investing and financing activity
Interest Accrued Not Paid	$4,000	$86,000
Common stock issued for accounts payable	$303,000	$-
Common stock issued for notes payable	$600,000	$-
Property, Plant & Equipment acquisitions funded by liabilities	$26,503	$39,358

The accompanying notes are an integral part of these financial statements.

Notes to Consolidated Financial Statements Years Ended
December 31, 2019 and 2018

1. Nature of Business

Nature of Operations

Yunhong CTI Ltd. (formerly CTI Industries Corporation), its former United Kingdom subsidiary (CTI Balloons Limited), its Mexican subsidiary (Flexo Universal, S. de R.L. de C.V.), its German subsidiary (CTI Europe GmbH) and CTI Supply, Inc. (collectively, the “Company”) (i) design, manufacture and distribute metalized and latex balloon products throughout the world and (ii) operate systems for the production, lamination, coating and printing of films used for food packaging and other commercial uses and for conversion of films to flexible packaging containers and other products. As discussed in Note 22 Discontinued Operations, effective in the third quarter, the Company determined that it was exiting CTI Balloons and CTI Europe. CTI Balloons has been fully liquidated as of the fourth quarter 2019. Accordingly, the operations of these entities are classified as discontinued operations in these financial statements.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Yunhong CTI Ltd., its wholly owned subsidiaries CTI Balloons Limited and CTI Supply, Inc. and its majority owned subsidiaries, Flexo Universal and CTI Europe, as well as the accounts of Venture Leasing S. A. de R. L., Venture Leasing L.L.C., and Clever Organizing Solutions (formerly Clever Container Company, L.L.C. “Clever”). The last three entities have been consolidated as variable interest entities. All significant intercompany accounts and transactions have been eliminated upon consolidation. The treatment of two of these entities changed during 2019 as described in the next section.

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

The Company has variable interests in Venture Leasing L.L.C (VL) and Clever. Through June 30, 2019, the Company had determined that it was the primary beneficiary of these entities and included them in our consolidated results. In the third quarter, we determined that operationally material changes in our involvement with Clever and VL resulted in us having no power over the decisions which impact their financial performance. Therefore, we are no longer the primary beneficiary of these entities. Effective July 1, 2019, we deconsolidated these entities and their results are not included in our Consolidated Statements of Comprehensive Income subsequent to June 30, 2019. Upon deconsolidation of these entities, we recognized a gain of $219,000. In accordance with ASC 810-10 because the carrying value of the noncontrolling interest of Clever which was eliminated exceeded the net carrying value of the assets and liabilities of Clever. The Company determined that there was no fair value associated with its remaining noncontrolling interest in Clever based on an income approach.

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

4

Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the amounts reported of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period in the financial statements and accompanying notes. Actual results may differ from those estimates. The Company’s significant estimates include valuation allowances for doubtful accounts, inventory valuation, deferred tax assets, goodwill and intangible asset valuation, and assumptions used as inputs in the Black-Scholes option-pricing model. In addition, issues pertaining to COVID-19 have added assumptions related to 2020 graduation season being deferred more than cancelled with respect to the Company’s products, as well as the timing of recovery and condition of the broader market after COVID-19 related shutdowns and limitations.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, demand deposits and short-term investments with original maturities of three months or less.

Accounts Receivable

Trade receivables are carried at original invoice amount less an estimate for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by identifying troubled accounts, evaluating the individual customer receivables through consideration of the customer’s financial condition, credit history and current economic conditions and use of historical experience applied to an aging of accounts. A trade receivable is considered to be past due if any portion of the receivable balance is outstanding for a period over the customer’s normal terms. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received. The allowance for doubtful accounts is $730,000 and $82,000 at December 31, 2019 and 2018.

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

Light machinery consists of forklifts, scissor lifts, and other warehouse machinery. Heavy machinery consists of production equipment including laminating, printing and converting equipment. Projects in process represent those costs capitalized in connection with construction of new assets and/or improvements to existing assets including a factor for interest on funds committed to projects in process of $12,000 and $14,000 for the years ended December 31, 2019 and 2018, respectively. Upon completion, these costs are reclassified to the appropriate asset class.

The Company assessed the impact that the decision to terminate the relationship with Ziploc had on the carrying value of the related assets. The Company has Ziploc related long-lived assets with a net book value of approximately $685,000. The Company intends to sell the majority of the fixed assets to a liquidator, with an estimated salvage value of $300,000. The Company is keeping one of the machines for use in other products with an estimated net book value of $100,000. At the end of the first quarter of 2020 the residual assets should be valued at $0 therefore depreciation has been accelerated and a charge of $143,000 has been recorded in the fourth quarter of 2019.

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

Fair Value Measurements

Current professional accounting guidance applies to all assets and liabilities that are being measured and reported on a fair value basis. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in the principal or most advantageous market. The requirements prescribe a fair value hierarchy that has three levels of inputs, both observable and unobservable, with use of the lowest possible level of input to determine fair value. A Level 1 input includes a quoted market price in an active market or the price of an identical asset or liability. Level 2 inputs are market data other than Level 1 inputs that are observable either directly or indirectly including quoted market prices for similar assets or liabilities, quoted market prices in an inactive market, and other observable information that can be corroborated by market data. Level 3 inputs are unobservable and corroborated by little or no market data.

The carrying value amounts of the Company’s cash and cash equivalents, accounts and notes receivable, accounts payable and other current liabilities are reasonable estimates of their fair values due to the short-term nature of these instruments. The fair value of business segments (as needed for purposes of determining indications of impairment to the carrying value of goodwill) is determined using an average of valuations based on market multiples and discounted cash flows, and consideration of our market capitalization. See Note 5 for further discussion

Goodwill

The Company applies the provisions of U.S. GAAP, under which goodwill is tested at least annually for impairment. It is the Company’s policy to perform impairment testing annually as of December 31, or as circumstances change. An annual impairment review was completed and an impairment of $1.4 million and $0 was noted for the years ended December 31, 2019 and 2018 respectively (see Note 15).

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

Deferred Financing Costs

Deferred financing costs are amortized over the term of the loan. Upon a refinancing, existing unamortized deferred financing costs are expensed.

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

Net sales include revenues from sales of products and shipping and handling charges, net of estimates for product returns. Revenue is measured at the amount of consideration the Company expects to receive in exchange for the transferred products. Revenue is recognized at the point in time when we transfer the promised products to the customer and the customer obtains control over the products. The Company recognizes revenue for shipping and handling charges at the time the goods are shipped to the customer, and the costs of outbound freight are included in cost of sales, as we have elected the practical expedient included in ASC 606. In most cases, the Company has a single product delivery performance obligation. Accrued product returns are estimated based on historical data and evaluation of current information.

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

Research and Development

The Company conducts product development and research activities which include (i) creative product development and (ii) engineering. During the years ended December 31, 2019 and 2018, research and development activities totaled $287,000 and $375,000, respectively.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expenses amounted to $80,000 and $171,000 for the years ended December 31, 2019 and 2018, respectively.

Reclassification of Prior Year Presentation

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.

Note 3 – Liquidity and Going Concern

The Company’s primary sources of liquidity have traditionally been comprised of cash and cash equivalents as well as availability under the Credit Agreement with PNC (see Note 9). As noted in Note 9, we initiated an equity issuance process and entered into an amendment with PNC that would have allowed us more flexibility in the use of any proceeds, but also committed us to raise at least $7.5 million by November 15, 2018. That offering was ultimately terminated due to changes in market conditions. As that condition was not met, we were in violation of our Agreement, as amended.

As of March 2019 and October 2019, we entered into forbearance agreements with PNC. Subsequent to the period, during January 2020, we entered into Amendment 5 and forbearance wherein all previously identified compliance failures will be waived until December 31, 2020. Because this solution is temporary, we remain out of compliance with the terms of our credit facility, as amended.

During January 2020, we entered into an equity financing arrangement. The primary investor, LF International Pte, purchased $5 million of convertible preferred stock (convertible to common stock at $1 per share). The first $2.5 million vested during January 2020 with the transaction, resolving a bank overadvance. $0.7 million of the remainder vested during February 2020 pursuant to an agreement between the parties wherein the Company issued 140,000 shares of common stock as inducement for accelerating this portion of the transaction. During April 2020, an additional $1.3 million of the remaining funds vested pursuant to a second agreement between the parties, wherein the Company issued 260,000 shares of common stock as inducement for accelerating that portion of the transaction. The remaining $0.5 million is in escrow, scheduled to be released after the Company’s name change to Yunhong CTI Ltd. Is completed and 2019 SEC filings are issued and/or amended and issued. The entire transaction also allowed for up to $2 million of similar shares to be issued to other investors. As of the date of this filing approximately $1 million of those shares have been sold.

In addition to the above, due to financial performance in 2017, 2018 and 2019, including net losses attributable to the Company of $1.6 million, $3.6 million, and $6.7 million, respectively, we believe that substantial doubt about our ability to continue as a going concern exists at December 31, 2019.

Additionally, we have experienced challenges in maintaining adequate seasonal working capital balances, made more challenging by increases in financing and labor costs. These changes in cash flows have created strain within our operations, and have therefore increased our desire to incorporate additional funding resources.

In December 2019, COVID-19 was reported in Wuhan, China. The World Health Organization has since declared the outbreak to constitute a pandemic. The extent of the impact of COVID-19 on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, the impact on our customers and employees, all of which are uncertain and cannot be predicted. The preventative and protective actions that governments have taken to counter the effects of COVID-19 have resulted in a period of business disruption, including delays in shipments of products and raw materials. To the extent the impact of COVID-19 continues or worsens, the demand for our products may be negatively impacted, and we may have difficulty obtaining the materials necessary for the production of our products. In addition, the production facilities of our suppliers may be closed for sustained periods of time and industry-wide shipment of products may be negatively impacted, the severity of which may exceed the $1 million in Payroll Protection Program funds received by the Company from the US Federal Government. COVID-19 has also delayed certain strategic transactions the Company intended to close on in the near future and the Company does not know if and when such transactions will be completed.

Management’s plans include:

(1)	Completing the equity financing transaction as described herein.
(2)	Continuing to focus our Company on the most profitable elements.
(3)	Exploring alternative funding sources on an as needed basis.

Management Assessment

Considering both quantitative and qualitative information, we continue to believe that our plans to obtain additional financing will provide us with an ability to finance our operations through 2020 and, if adequately executed, will mitigate the substantial doubt about our ability to continue as a going concern.

4.  New Accounting Pronouncements

In February 2016, the FASB issued authoritative guidance on leases. The new authoritative guidance requires the recognition of assets and liabilities arising from lease transactions on the balance sheet and additional disclosures about the amount, timing and uncertainty of cash flows from leases. Accordingly, a lessee recognizes a lease asset for its right to use the underlying asset and a lease liability for the corresponding lease obligation. The Company determines if an arrangement is a lease, or contains a lease, at the inception of the arrangement. On the commencement date, leases are evaluated for classification, and assets and liabilities are recognized based on the present value of lease payments over the lease term. The Company uses the incremental borrowing rate based on the information available at commencement in determining the present value of lease payments. Operating lease expense is generally recognized on a straight-line basis over the lease term. The Company adopted this authoritative guidance using the modified retrospective method during first quarter of fiscal 2019 and resulted in the recognition of right-of-use assets of approximately $2.3 million and lease liabilities for operating leases of approximately $2.3 million on January 1, 2019, the beginning of fiscal 2019. The Company elected the practical expedients to not separate lease and non-lease components within lease transactions, and not to record on the balance sheet leases with a term of 12 months or less. The Company also has elected the package of practical expedients, which allows the Company not to reassess (1) whether any expired or existing contracts as of the adoption date are or contain a lease, (2) lease classification for any expired or existing leases as of the adoption date and (3) initial direct costs for any existing leases as of the adoption date. The Company did not elect to apply the hindsight practical expedient when determining lease term and assessing impairment of right-of-use assets.

The Company recognizes its operating leases within its other assets, other accrued liabilities and other long-term liabilities on the Company's consolidated balance sheets. The Company's finance leases were immaterial.

Recent Accounting Pronouncements Not Yet Adopted

Credit Loss

In June 2016, the FASB issued authoritative guidance to replace the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. For public entities, the guidance is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years, which for the Company would be the first quarter of fiscal 2021. The Company does not expect a material impact on its consolidated financial statements upon adoption of this authoritative guidance.

Goodwill

In January 2017, the FASB issued authoritative guidance that simplifies the accounting for goodwill impairment. The authoritative guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. Goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. All other goodwill impairment guidance will remain largely unchanged. Entities will continue to have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. For public entities, the guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, which for the Company would be the first quarter of fiscal 2020. The Company does not expect a material impact on its consolidated financial statements upon adoption of this authoritative guidance.

Cloud Computing Arrangements

In August 2018, the FASB issued new guidance requiring a customer in a cloud computing arrangement (i.e., hosting arrangement) that is a service contract to follow the internal-use software guidance to determine which implementation costs to capitalize as assets or expense as incurred. Capitalized implementation costs related to a hosting arrangement that is a service contract will be amortized over the term of the hosting arrangement, beginning when the module or component of the hosting arrangement is ready for its intended use. For public entities, the guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, which for Company would be the first quarter of fiscal 2001. The Company does not expect a material impact on its consolidated financial statements upon adoption of this authoritative guidance.

Income Taxes

In December 2019, the FASB issued authoritative guidance that simplifies the accounting for income taxes as part of the overall initiative to reduce complexity in accounting standards. Amendments include removal of certain exceptions to the general principles of Accounting Standards Codification 740, Income Taxes. The amendments also include simplification in several other areas, such as recognition of deferred tax assets on step-up in tax basis in goodwill and accounting for franchise tax that is partially based on income. For public entities, the guidance is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years, which for the Company would be the first quarter of fiscal 2021. Early adoption is permitted in any interim or annual period, with any adjustments reflected as of the beginning of the fiscal year of adoption. The Company has decided not to early adopt this new authoritative guidance and is currently evaluating the impact of this authoritative guidance on its consolidated financial statements.

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

The interest rate swap entered into December 14, 2017 had a three-year term (ending December 14, 2020) and a notional amount of $3 million. The Company purchased a 2.25% fixed rate in exchange for the variable rate on a portion of the notes payable under the PNC Agreements, which was 1.47% at time of execution (see Note 9). The fair value of the swap was insignificant as of December 31, 2018. The contract was terminated during 2019, with no amount remaining as of December 31, 2019.

6.  Other Comprehensive Loss

Accumulated Other Comprehensive Loss Balances as of December 31, 2019

		Accumulated
	Foreign	Other
	Currency	Comprehensive
	Items	Loss
Beginning balance	$(6,050,347)	$(6,050,347)
Current period change	701,535	701,535
Ending balance	$(5,348,812)	$(5,348,812)

Accumulated Other Comprehensive Loss Balances as of December 31, 2018

		Accumulated
	Foreign	Other
	Currency	Comprehensive
	Items	Loss
Beginning balance	$(5,365,364)	$(5,365,364)
Current period change	(684,983	(684,983
Ending balance	$(6,050,347)	$(6,050,347)

For the years ended December 31, 2019 and 2018, no tax benefit has been recorded on the foreign currency translation; as such amounts would result in a deferred tax asset and are not expected to reverse in the foreseeable future.

7.   Major Customers

For the year ended December 31, 2019, the Company had two customers that accounted for approximately 28% and 27% of consolidated net sales from continuing operations. For the year ended December 31, 2018, those same two customers accounted for approximately 28% and 28% of consolidated net sales. At December 31, 2019, the outstanding accounts receivable balances due from these customers were $1,993,000 and $3,542,000, respectively. At December 31, 2018, the outstanding accounts receivable balances due from these customers were $2,871,000 and $3,088,000, respectively.

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

Inventories of continuing operations are comprised of the following:

	December 31, 2019	December 31, 2018
Raw materials	$1,544,949	$1,994,741
Work in Process	3,110,296	3,052,224
Finished Goods	9,766,060	12,300,010
In Transit	99,923	480,716
Allowance for excess quantities	(561,729)	(439,057)
Total inventories	$13,959,499	$17,388,634

9.   Notes Payable and Capital Leases

Long term debt consists of:

	Dec. 31, 2019	Dec. 31, 2018
Subordinated Notes (Officers) due on demand, interest at 4%, which consolidated prior Subordinated Notes (Officers). During January 2019, $600,000 of this balance was exchanged for 181,000 shares of our common stock at then market value	1,058,000	1,597,000
Notes Payable (Affiliates) due 2021, interest at 11.75% (see Note 12) (Related Party).	14,000	28,000
Term Loan with PNC, payable in monthly installments of $100,000 amortized over 5 years, interest at 8.25%, balance due December 2022, which uses balloons and related equipment as collateral	3,500,000	4,700,000
Total debt from deconsolidated VIE and other subs		198,000
Total long-term debt	4,572,000	6,532,000
Less current portion	(3,488,000)	(4,432,000)
Total Long-term debt, net of current portion	$1,084,000	$2,091,000

Until December 2017, we had in place a series of credit facility and related agreements with BMO Harris Bank, N.A. and BMO Private Equity (U.S.), (collectively, “BMO”), in the aggregate amount of approximately $17 million. During December 2017, we terminated those agreements and fully repaid all amounts owed BMO under those agreements, including the outstanding warrant note payable and associated fees and costs related to termination, as we entered into new financing agreements with PNC Bank, National Association (“PNC”). The “PNC Agreements” include a $6 million term loan and an $18 million revolving credit facility, with a termination date of December 2022.

Available credit under the Revolving Credit facility is determined by eligible receivables and inventory at Yunhong CTI, LTD (f/k/a CTI Industries Corporation) (U.S.) and Flexo Universal (Mexico). We notified PNC of our failure to meet two financial covenants as of March 31, 2018. On June 8, 2018, we entered into Waiver and Amendment No. 1 (the “Amendment 1”) to our PNC Agreements. The Amendment modified certain covenants, added others, waived our failure to comply as previously reported, and included an amendment fee and temporary increase in interest rate. During September 2018, we filed a preliminary prospectus on Form S-1 for a planned equity issuance. On October 8, 2018, we entered into Consent and Amendment No. 2 (the “Amendment 2”) to our PNC Agreements. Amendment 2 reduced the amount of new funding proceeds that must be used to repay the term loan from $5 million to $2 million and waived the calculation of financial ratios for the period ended September 30, 2018, in exchange for a new covenant committing to raise at least $7.5 million in gross proceeds from our equity issuance by November 15, 2018 and pay an amendment fee. Market conditions ultimately forced us to postpone the offering, and thus no proceeds were received by the November 15, 2018 requirement.

We engaged PNC to resolve this failure to meet our amended covenant, and as of March 2019 entered into a forbearance agreement. Under the terms of this agreement, previously identified compliance failures were waived and financial covenants as of March 31, 2019 were not to be considered, with the next calculation due for the period ending June 30, 2019. We received a temporary over-advance of $1.2 million, declining to zero over a six-week period, under the terms of this agreement and paid a fee of $250,000. As forbearance is a temporary condition and we remain out of compliance with the terms of our facility, we reclassified long-term bank debt to current liabilities on our balance sheet.

We entered into a new forbearance agreement during October 2019 which completed January 2020. In conjunction with new equity financing, on January 13, 2020, a Limited Waiver, Consent, Amendment No. 5 and Forbearance Agreement (the “Forbearance Agreement”) between Lender and the Company became effective, pursuant to which Lender agreed to (i) waive the Loan Agreement’s requirement that the Company apply the net proceeds of the Offering first to the Term Loans (as defined in the Loan Agreement), and agreed that the Company shall instead apply the net proceeds of the Offering to the Revolving Advances (as defined in the Loan Agreement) and in connection therewith the Revolving Commitment Amount (as defined in the Loan Agreement) shall be reduced on a dollar for dollar basis by the amount so applied to the Revolving Advances, and (ii) forebear from exercising the rights and remedies in respect of the Existing Defaults afforded to Lender under the Loan Agreement for a period ending no later than December 31, 2020. See Note 3 for a related discussion of the impact of these events.

Available credit under the Revolving Credit facility is determined by eligible receivables and inventory at Yunhong CTI, LTD (f/k/a CTI Industries Corporation) (U.S.) and Flexo Universal (Mexico).

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

We are required to maintain a "Leverage Ratio", which is defined as the ratio of (a) Funded Debt (other than the Shareholder Subordinated Loan) as of such date of determination to (b) EBITDA (as defined in the PNC Agreements) for the applicable period then ended. The highest values for this ratio allowed by the PNC Agreements are:

Fiscal Quarter Ratio

March 31, 2019	not applicable
June 30, 2019	3.00	to	1.00
September 30, 2019	2.75	to	1.00
January, 2020 and thereafter	not applicable

o

We are required to maintain a "Fixed Charge Coverage Ratio", which is defined as the ratio of (a) EBITDA for such fiscal period, minus Unfinanced Capital Expenditures made during such period, minus distributions (including tax distributions) and dividends made during such period, minus cash taxes paid during such period to (b) all Debt Payments made during such period. This ratio must not exceed the following for any quarterly calculation.

Fiscal Quarter Ratio

March 31, 2020	0.75	to	1.00
June 30, 2020	0.85	to	1.00
September 30, 2020	0.95	to	1.00
December 31, 2020	1.05	to	1.00
March 31, 2021 and thereafter	1.15	to	1.00

The credit agreement provides for interest at varying rates in excess of the prime rate, depending on the level of senior debt to EBITDA over time. We also entered into a swap agreement with PNC Bank to fix the rate of interest for $3 million of the notes over 3 years at 2.25%. This contract was made at market value upon December 14, 2017 execution and accounted for as a hedge. This contract terminated during 2019 under the terms of the forbearance agreement.

Failure to comply with these covenants has caused us to pay a higher rate of interest (now 4% per the Agreements), and other potential penalties may impact the availability of the credit facility itself, and thus might negatively impact our ability to remain a going concern. As described above in this Note as well as in Note 3, we believe that we were not in compliance with this credit facility as of December 31, 2018, were not in compliance as of December 31, 2019, and now have entered into a new amendment and Forbearance Agreement as of January 2020.

10.   Subordinated Debt – Related Parties

As of December 2017, Mr. Schwan was owed a total of $1.1 million, with additional accrued interest of $0.4 million, by the Company. As part of the December 2017 financing with PNC, Mr. Schwan executed a subordination agreement related to these amounts due him, as evidenced by a related note representing the amount owed to Mr. Schwan. During January 2019, Mr. Schwan and the Company agreed to an exchange of $0.6 million of his debt for approximately 181,000 shares of CTI common stock at the then market rate of $3.32 per share. As of December 31, 2019, the balance of Mr. Schwan’s note was approximately $1.1 million, including accrued interest.

11.   Income Taxes

Tax Reform act of 2017

On December 22, 2017, the Tax Cuts and Jobs Act was enacted into law and introduced significant changes to U.S. tax law.  The Company reflected the impacts of changes in tax law to the financial statements including the federal income tax rate reduction from 35% to 21%; the new limitations on the tax deductibility of interest expense; the acceleration of business asset expensing; the repeal of the alternative minimum tax ("AMT"); the limitation on the use of net operating losses generated in future years; and the Global Intangible Low Taxed Income regime.

Subsequent Events

On March 27, 2020, the CARES Act was enacted into law and introduced changes to U.S. tax law including revised limitations on the tax deductibility of interest expense and the limitation on the use of net operating losses.  The Company is reviewing the implications of these statutes to its 2020 financial statements.

Due to an ownership change in the first quarter of 2020, the future utilization of certain post-change income tax attributes of Yunghong CTI Ltd , including net operating loss carryovers, are anticipated to be limited for U.S. income tax purposes.

The provision (benefit) for income taxes consists of the following:

	Year Ended December 31,
	2019	2018
Current:
Federal	$(845)	$165,000
State	-	-
Foreign	11,264	(245,040)
Total Current	10,420	(80,040)

Deferred:
Federal	71,007	$317,640
State	32,659	266,413
Foreign	31,517	432,693
Total Deferred	135,183	1,016,746
Provision (Benefit) for income taxes	145,602	936,706

Income tax provision (benefit) related to continuing operations differ from the amounts computed by applying the statutory income tax rate of 21% to pretax loss as follows (in thousands):

	Year Ended December 31,
	2019	2018
U.S. Federal provision (benefit)
At Statutory Rate	$(1,503,581)	$(589,875)
State Taxes	(412,909)	(298,917)
Change in Valuation Allowance	2,473,248	1,777,768
Nondeductible Expenses	216,790	3,859
Foreign Taxes	(48,304)	45,552
Deconsolidation & Impairment	(373,448)
Other	(206,193)	(1,681)
Rounding	(1)
Total	$145,602	$936,706

Deferred Tax Assets and Liabilities

Deferred income taxes reflect the net tax effects of loss and credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets for federal and state income taxes are as follows):

	Year Ended December 31,
	2019	2018
Deferred Tax Assets:
Federal & State NOL Carryforward	531,864	805,865
Foreign Tax Credit & Other Credits	463,451	469,408
Reserves and Accruals	320,961	320,783
Unicap 263A Adjustment	76,294	112,199
Other DTA	65,215	88,369
Foreign NOL Carryforward	802,907	566,765
Deferred Interest Expense	1,030,634	529,983
Deconsolidation & Impairment	1,028,249	-
Total Gross DTA	4,319,575	2,893,372
Less: Val. Allowance	(4,315,957)	(2,409,474)
Total Deferred Tax Assets	3,618	483,898

Deferred Tax Liabilities:
Fixed Assets & Intangibles	(3,618)	(257,113)
Deferred State Income Tax	-	(91,691)
Total Gross DTL	(3,618)	(348,804)
Net Deferred Tax Assets	00	135,094

Realization of our deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Due to the lack of earnings history, a valuation allowance has been recorded to reduce the deferred tax assets to its net realizable value. The valuation allowance increased by $2.5 million and increased by $1.8 million during the years ended December 31, 2019 and December 31, 2018, respectively.

Net Operating Loss and Tax Credit Carryforwards

As of December 31, 2019, we had a net operating loss carryforward for federal income tax purposes of approximately $2.7 million, which will begin to expire in 2024. We had a total state net operating loss carryforward of approximately $ 6.3 million, which will begin to expire in 2020. Approximately $2.0 million expired in 2019. We have foreign net operating loss carryforwards of approximately $2.7 million.

12.   Employee Benefit Plan

The Company has a defined contribution plan for substantially all employees. Profit sharing contributions may be made at the discretion of the Board of Directors. Under the plan, the maximum contribution for the Company is 4% of gross wages. No employer contributions were made to the plan for the years ended December 31, 2019 and 2018, respectively.

13.   Related Party Transactions

Stephen M. Merrick, a former executive is counsel of a law firm from which the Company had received legal services during the 2018 fiscal year. Mr. Merrick was both a director and a shareholder of the Company. Legal fees paid to this firm were $0 and $88,000 for the years ended December 31, 2019 and 2018, respectively.

John H. Schwan, Chairman of the Board, is the brother of Gary Schwan, one of the owners of Schwan Incorporated, which provides building maintenance services to the Company. The Company made payments to Schwan Incorporated of approximately $16,000 and $41,000 during the years ended December 31, 2019 and 2018, respectively.

During the period from January 2003 to the present, John H. Schwan, Chairman of the Board, has made loans to the Company which have outstanding balances, for the Company of $1.6 million as of December 31, 2018. During January 2019 he converted $0.6 million to equity at the then market price of our stock. Including accrued interest, his balance was $1.1 million as of December 31, 2019. During 2019 and 2018, interest expense on these outstanding loans was $61,000 and $93,000, respectively.

Items identified as Notes Payable Affiliates in the Company's Consolidated Balance Sheet as of December 31, 2019 and 2018 include loans by shareholders to Flexo Universal totaling $14,000 and $28,000, respectively.

On July 1, 2019, the Company deconsolidated Clever, and as result the Company has a note receivable of $1.3 million. One of owners of Clever is Mr. Schwan, the Company’s chairman.

14.   Variable Interest Entities (“VIE”) and Transactions

During 2010, two entities owned by officers and/or principal shareholders of the Company (John H. Schwan and Stephen M. Merrick) provided financing for Flexo Universal, the Company’s Mexico subsidiary, for the acquisition and construction of latex balloon production and related equipment. The entities included Venture Leasing L.L.C., (“VLUS”), an Illinois limited liability company which is 100% owned by an entity owned by Mr. Schwan and Mr. Merrick, and Venture Leasing Mexico S. A. de R. L (“VLM”), a Mexico company which is also owned 100% by entities owned by Mr. Schwan and Mr. Merrick. The Company was the primary beneficiary of VLUS & VLM and accordingly consolidated the result of the entities in its financial statements.

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

The Company has not provided any guarantees related to VLUS or VLM and no creditors of the variable interest entities have recourse to the general credit of the Company as a result of including VLUS & VLM in the consolidated financial statements. The accounts of VLM and VLUS have been consolidated with the accounts of the Company. On May 31, 2016, Flexo Universal purchased the equipment from VLM for 8.7M Mexican Peso or $470,000 USD and the lease was terminated.

Mr. Schwan and Mr. Merrick are partial owners of Clever Container (renamed Clever Organizing Solutions; “Clever”), an Illinois limited liability company engaged in the sale and distribution through a network of independent distributors, of household items including containers and organizing products. Together they own roughly half of Clever. The Company acquired a 28.5% interest in Clever from third parties in 2016. The Company produces and sells certain container products to Clever and also purchases and re-sells products to Clever. By reason of the level of ownership of Clever by two principal officers and/or shareholders of the Company, the ownership interest of the Company in Clever and the transactions among the Company and Clever Container, the determination was made to consolidate the results of Clever in the consolidated financial statements of the Company commencing as of October 1, 2013.

Through June 30, 2019, the Company had determined that it was the primary beneficiary of these entities and included them in our consolidated results. In the third quarter, we determined that operationally material changes in our involvement with Clever and VL resulted in us having no power over the decisions which impact their financial performance. The Company ceased providing financial, inventory management and purchasing, reporting and other support functions. Therefore, we are no longer the primary beneficiary of these entities. Effective July 1, 2019, we deconsolidated these entities and their results are not included in our Consolidated Statements of Comprehensive Income subsequent to June 30, 2019. Upon deconsolidation of these entities, we recognized a gain of $219,000. In accordance with ASC 810-10 because the carrying value of the noncontrolling interest of Clever which was eliminated exceeded the net carrying value of the assets and liabilities of Clever. The Company determined that there was no fair value associated with its remaining noncontrolling interest in Clever based on an income approach.

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

In the first quarter of 2019, the Company identified an impairment indicator related to the goodwill associated with Clever. As a result of an impairment test, the Company fully impaired the goodwill related to Clever in the first quarter and recorded an impairment charge of $220,000. In the first quarter, the Company identified an impairment indicator related to the goodwill associated with Flexo. As a result of an impairment test, the Company fully impaired the goodwill related to Flexo in the first quarter and recorded an impairment charge of $1,033,000.  The goodwill balance as of December 31st , 2019 is zero.

16.   Commitments

Operating Leases

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

Upon adoption of ASC 842 we recorded a $2.2 million increase in other assets, a $1.1million increase in current liabilities, and a $1.2 million increase in non-current liabilities. We did not record any cumulative effect adjustments in opening retained earnings, and adoption of ASC 842 had no impact on cash flows from operating, investing, or financing activities.

We determine if an arrangement is a lease at inception. Most of our operating leases do not provide an implicit rate of interest so we use our incremental borrowing rate based on the information available at the commencement date to determine the present value of future payments. We lease various assets in the course of ordinary business including warehouses and manufacturing facilities, as well as vehicles and equipment used in our operations. Leases with an initial term of 12 months or less are not recorded on the balance sheet as we recognize lease expense for these leases on a straight-line basis over the lease term. The depreciable life of assets and related improvements are limited by the expected lease term, unless there is a reasonably certain expected transfer or title or purchase option. Some lease agreements include renewal options at our sole discretion. Any guaranteed residual value is included in our lease liability.

The table below describes our lease position as of December 31, 2019:

Assets	As of December 31, 2019
Operating lease right-of-use assets	2,176,000
Accumulated amortization	(1,130,000)
Net lease assets	1,046,000

Liabilities
Current
Operating	658,000
Noncurrent
Operating	388,000
Total lease liabilities	1,046,000

Weighted average remaining term (years) – operating leases	2

Weighted average discount rate – operating leases	11.25%

During the year ended December 31, 2019, we recorded expenses related to

Year ended December 31, 2019
Operating right-of-use lease asset amortization	1,130,000

Financing lease asset amortization	-
Related interest expense	-

Total expense during twelve months ended December 31, 2019	1,130,000

The operating lease expense, including two lease arrangements from a related party, for the year ended December 31, 2019 was as follows:

Supplemental information related to operating leases was as follows:

For the year ended December 31, 2019
Rounded, thousands

Cash paid for amounts included in the measurement of lease liabilities	$1,250
New operating lease assets obtained in exchange for operating lease liabilities	$0

As of December 31, 2019, the operating leases had a weighted average remaining lease term of 2 years and a weighted average discount rate of 8%.

		For the year ended
Lease Cost	Classification	December 31, 2019
Operating lease cost	Cost of revenue, general and administrative expenses	$1,250
Total lease cost		$1,250

The following table summarizes the maturities of our lease liabilities for all operating leases as of December 31, 2019

(in thousands)	12/31/2019

2020	752
2021	425
2022 and thereafter	60
Total lease payments	1,237
less: Imputed interest	-191
Present value of lease liabilities	1,046

Licenses

The Company has certain merchandising license agreements that require royalty payments based upon the Company’s net sales of the respective products. The agreements call for guaranteed minimum commitments that are determined on a calendar year basis. As the last such agreement expired on December 31, 2019, there are no remaining guaranteed commitments.

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

On June 8, 2018, our shareholders approved the 2018 Stock Incentive Plan (“2018 Plan”). The 2018 Plan authorized the issuance of up to 300,000 shares of our common stock in the form of equity-based awards. No such shares were issued during 2018 or 2019. As we did not file a registration statement within one year of the 2018 annual meeting of shareholders, no shares may be issued without subsequent shareholder approval.

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

Dividend yield: The estimate for dividend yield is 0%, as the Company did not issue dividends during 2019 or 2018 and does not expect to do so in the foreseeable future.

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

The Company’s pre-tax income for the fiscal year ended December 31, 2019 and 2018 includes approximately $178,000 and $172,000, respectively, of compensation costs related to share-based payments. As of December 31, 2019, there was no unrecognized compensation expense related to non-vested stock option grants.

On April 2009, the Board of Directors approved for adoption, and on June 5, 2009, the shareholders of the Company approved the 2009 Stock Incentive Plan (“2009 Plan”).  The 2009 Plan authorized the issuance of up to 510,000 shares of stock or options to purchase stock of the Company (including cancelled shares reissued under the plan.)  As of December 31, 2018, 394,469 were outstanding, of which 88,589 were vested and 305,880 were not vested.  Vesting is determined at time of grant. As of December 31, 2019, 394,469 were outstanding, of which 88,589 were vested and 305,880 were not vested.

On June 8, 2018, our shareholders approved the 2018 Stock Incentive Plan (“2018 Plan”).  The 2018 Plan authorized the issuance of up to 300,000 shares of our common stock in the form of equity-based awards. As we did not file a registration statement within one year, any future issuances would require subsequent shareholder approval.

No options were exercised during the years ended December 31, 2019 and 2018. A total of 25,000 shares of restricted stock vested to Mr. Hyland pursuant to the terms of the grant related to his employment with the Company.

On December 1, 2017, pursuant to his offer of employment with the Company as President, Mr. Jeffrey Hyland was granted 25,000 shares of restricted stock (vesting over four years), 65,000 incentive stock options (vesting over five years) and 260,000 non-qualified options (vesting over five years). At December 31, 2019, 471,144 options at a weighted average exercise price of $3.95 were outstanding, and all vested. Subsequently, during March 2020, all unexercised options expired pursuant to their terms. No remaining options were outstanding as of March 31, 2020.

During 2019, Mr. Schwan converted $600,000 of notes into 180,723 shares of our common stock, using the market price at the time of conversion.  Additionally, 100,000 shares of our common stock were issued to a vendor, Allegiance, in exchange for $300,000 in amounts due to the vendor, also at market value at the time of the conversion.

During 2020, 400,000 shares of our common stock were issued to LF related to the acceleration of closings in our financing, and an additional 200,000 shares were issued to Garden State Securities in its representation of the Company in this transaction.  LF invested $5 million in the Company’s convertible preferred stock during 2020.

On February 13, 2020, as part of the financing transaction, the Company filed an Amended and Restated Certificate of Designation (the “Amended and Restated Certificate of Designation”) of its Series A Convertible Preferred Stock (the “Series A Preferred”) with the Secretary of State of the State of Illinois, which is attached hereto as Exhibit 3.1.

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

Consolidated Earnings per Share

	For the Year Ended December 31,
	2019	2018
Loss from continuing operations	(5,808,005)	(3,457,146)
Loss from discontinued operations	(3,213,536)	(263,578)

Basic loss per common share
Continuing operations	(1.51)	(0.93)
Discontinued operations	(0.84)	(0.07)
Basic loss per common share	$(2.10)	$(1.00)

Diluted loss per common share
Continuing operations	$(1.27)	$(0.93)
Discontinued operations	(0.84)	(0.07)
Diluted loss per common share	$(2.10)	$(1.00)

Weighted average number of shares and equivalent shares of common stock outstanding:
Basic	3,835,950	3,578,885

Diluted	3,835,950	3,578,885

19. Product and Geographic Segment Data

The Company’s operations consist of a single business segment which designs, manufactures, and distributes film products. Transfers between geographic areas were primarily at cost plus a standard markup. The Company’s subsidiaries have assets consisting primarily of trade accounts receivable, inventory and machinery and equipment. Sales and selected financial information by geographic area for the years ended December 31, 2019 and 2018, respectively, are:

	Net Sales to Outside Customers
	For the Year Ended
	December 31,
	2019	2018

United States	$32,019,000	$40,553,000
Mexico	8,518,000	8,868,000
	$40,537,000	$49,421,000

	Total Assets at
	December 31,	December 31,
	2019	2018

United States	$19,668,000	$25,613,000
Mexico	10,897,000	9,476,000
Assets Held for Sale International Subsidiaries	756,000	3,672,000
	$31,321,000	$38,761,000

The following table provides a breakdown of product net sales from operations in each of the years indicated (in thousands):

	Twelve Months Ended
	December 31, 2019		December 31, 2018
Product Category	$ (000) Omitted	% of Net Sales	$ (000) Omitted	% of Net Sales

Foil Balloons	17,653	43%	21,192	43%

Latex Balloons	7,409	18%	7,862	16%

Vacuum Sealing Products	8,242	20%	8,820	18%

Film Products	1,883	5%	2,006	4%

Home Organization	263	1%	3,919	8%

Other	5,087	13%	5,622	11%

Total	40,537	100%	49,421	100%

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

During 2019 and 2020, claims by former vendors were made against the Company, alleging non-payment of obligations. The majority of these claims, with a claimed value in excess of $1 million, have subsequently been settled for approximately half of the claimed value. Other, smaller claims remain outstanding. The Company is defending itself in all actions.

 22.   Discontinued Operations

In July 2019 management and the Board engaged in a review of CTI Balloons and CTI Europe and determined that they are not accretive to the Company overall, add complexity to the Company’s structure and utilize resources. Therefore, as of July 19, 2019, the board authorized management to divest of CTI Balloons and CTI Europe. These actions are being taken to focus our resources and efforts on our core business activities, particularly foil balloons and ancillary products based in North America. The Company determined that these entities met the held-for-sale and discontinued operations accounting criteria. Accordingly, the Company has reported the results of these operations as discontinued operations in the Consolidated Statements of Comprehensive Income and presented the related assets and liabilities as held-for-sale in the Consolidated Balance Sheets. These changes have been applied for all periods presented. The Company divested its CTI Balloons (United Kingdom) subsidiary in the fourth quarter 2019 and expects to divest CTI Europe (Germany) subsidiary in the first half of 2020.

In connection with management’s intentions to simplify these operations and organizational structure, we identified write-offs of $1.75 million for the year ended December 31, 2019, respectively, related to CTI Europe, and CTI Balloons. The charges for the year ended December 31, 2019 were comprised of the following: $1.0M inventory, $67,000 allowance for doubtful accounts; and $8,000 for other assets.  Depreciation for discontinued operations was $7,000 and $29,000 for the years ended December 31, 2019 and 2018, respectively.

CTI Balloons recorded losses from discontinued operations, net of taxes, of ($1,006,000) for 2019, including an estimated loss on sale of $321,000.   The losses, net of taxes, for 2018 were $310,000.

CTI Europe recorded losses from discontinued operations, net of taxes of ($1,005,000) for the year ended December 31, 2019 respectively (including an estimated loss on sale of $683,000). The income, net of taxes was $46,812 for the year ended December 31, 2018 respectively.

Summarized Discontinued Operations Financial Information

The following table summarizes the major line items for the International operations that are included in the income from discontinued operations, net of tax line item in the Consolidated Statements of Income for the year ended

	12/31/19	12/31/18
Income Statement
Net Sales	4,952,896	6,169,691
Cost of Sales	5,879,299	4,780,719

Gross Margin	(926,403)	1,388,972

Impairment of Long-Lived Assets	(4,173)
SG&A	1,618,971	1,510,924

Operating Income	(2,541,200)	(121,952)

Other Expense	67,853	(38,313)

Total pretax loss from discontinued operations	(2,609,053)	(83,639)

Loss from classification to held for sale	(604,483)	-
Income Tax Expense	-	(179,939)

Net Income prior to non-controlling interest	(3,213,536)	(263,578)

Non-controlling Interest share of profit/loss	(1,239,611)	22,470

Net Income	(1,973,925)	(286,048)

The following table summarizes the carrying amounts of major classes of assets and liabilities of discontinued operations for each of the periods presented:

	12/31/2019	12/31/2018
Balance Sheet
Assets
Current Assets
Cash on hand and Banks	4,307	169,912
Accounts Receivable	539,910	584,827
Inventory	74,383	2,618,854
Prepaid & Other	135,912	125,726

TOTAL Current Assets	754,512	3,499,319

NET Property, Plant, and Equipment	53,919	94,069

Other Assets
Deferred Income Tax asset	-	-
Goodwill	-	-
Operating lease right-of-use	220,541	-
Other	47,960	78,729
TOTAL Other Assets	268,501	78,729
TOTAL Non-Current Assets	322,420	172,798
Valuation Allowance on Assets Held For Sale`	(320,899)	-
TOTAL Assets	756,033	3,672,117

Liabilities
Current Liabilities	-	-
Trade Accounts Payable	384,333	727,741
Operating Lease Liabilities - Current	203,291	-
Other/Accrued Liabilities	19,562	80,035
TOTAL Current Liabilities	607,187	807,776

Non-Current Liabilities
Notes Payable	-	-
Operating Lease Liabilities - Non Current	17,250	-
Other Non-Current	32,317	31,874
TOTAL Non-Current Liabilities	49,567	31,874
	-	-
TOTAL Liabilities	656,753	839,650

23.   COVID-19

Our business and results of operations may be negatively impacted by the spread of COVID-19.

We sell our products throughout the United States and in many foreign countries and may be impacted by public health crises beyond our control. This could disrupt our operations and negatively impact sales of our products. Our customers, suppliers and distributors may experience similar disruption. In December 2019, COVID-19 was reported in Wuhan, China. The World Health Organization has since declared the outbreak to constitute a pandemic. The extent of the impact of COVID-19 on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, the impact on our customers and employees, all of which are uncertain and cannot be predicted. The preventative and protective actions that governments have taken to counter the effects of COVID-19 have resulted in a period of business disruption, including delays in shipments of products and raw materials. To the extent the impact of COVID-19 continues or worsens, the demand for our products may be negatively impacted, and we may have difficulty obtaining the materials necessary for the production of our products. In addition, the production facilities of our suppliers may be closed for sustained periods of time and industry-wide shipment of products may be negatively impacted. COVID-19 has also delayed certain strategic transactions the Company intended to close on in the near future and the Company does not know if and when such transactions will be completed.

24.   Subsequent Events

on January 3, 2020, the Company entered into a stock purchase agreement (the “Purchase Agreement”), pursuant to which the Company agreed to issue and sell, and LF International Pte. Ltd., a Singapore private limited company (the “Investor”), agreed to purchase, up to 500,000 shares of the Company’s newly created Series A Convertible Preferred Stock, no par value per share (“Series A Preferred”), with each share of Series A Preferred initially convertible into ten shares of the Company’s common stock, at a purchase price of $10.00 per share, for aggregate gross proceeds of $5,000,000 (the “Offering”).  On January 13, 2020, the Company conducted its first closing of the Offering, resulting in aggregate gross proceeds of $2,500,000. The source of funds was working capital of the Investor. The Company paid the placement agent for the Offering a fee equal to ten percent (10%) of the gross proceeds from the first closing and warrants to purchase shares of the Company’s common stock in an amount equal to ten percent (10%) of the common stock issuable upon conversion of the Series A Preferred sold in the first closing at an exercise price of $1.00 per share. Upon the contemplated second closing of the Offering, which is subject to certain closing conditions, the placement agent shall receive compensation on the same economic terms as the first closing.

on February 24, 2020, to permit an interim closing prior to the satisfaction of the relevant closing conditions to, and the consummation of, the Second Closing, the Company and the Investor entered into an amendment to the Purchase Agreement (the “Purchase Agreement Amendment”), pursuant to which the Company agreed to issue and sell, and the Investor agreed to purchase, 70,000 shares of Series A Preferred at a purchase price of $10.00 per share, for aggregate gross proceeds of $700,000 (the “Interim Closing”). As an inducement to enter into the Purchase Agreement Amendment, the Company i) granted to the Investor the right to appoint and elect a second member to the Company’s Board of Directors and ii) agreed to issue to the Investor 140,000 shares of the Company’s common stock. On February 28, 2020, the Company and the Investor closed on the Interim Closing. The Company paid the placement agent for the Offering a fee equal to ten percent (10%) of the gross proceeds from the Interim Closing and warrants to purchase shares of the Company’s common stock in an amount equal to ten percent (10%) of the common stock issuable upon conversion of the Series A Preferred sold in the Interim Closing at an exercise price of $1.00 per share. Upon the contemplated Second Closing of the Offering, which is subject to certain closing conditions, the placement agent shall receive compensation on the same economic terms as the first closing.

As permitted by the Purchase Agreement, as amended, the Company may, in its discretion, issue up to an additional 200,000 shares of Series A Preferred for a purchase price of $10.00 per share (the “Additional Offering”, together with the LF Offering, the “Offering”). On April 1, 2020, an investor converted an accounts receivable of $482,000 owed to the investor by the Company in exchange for 48,200 shares of Series A Preferred. In connection with the foregoing, the Company relied upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering.

On April 13, 2020, to permit an additional interim closing prior to the satisfaction of the relevant closing conditions to, and the consummation of, the Second Closing, the Company and the Investor entered into a second amendment to the Purchase Agreement (the “Second Purchase Agreement Amendment”), pursuant to which the Company agreed to issue and sell, and the Investor agreed to purchase, 130,000 shares of Series A Preferred at a purchase price of $10.00 per share, for aggregate gross proceeds of $1,300,000 (the “Additional Interim Closing”). As an inducement to enter into the Second Purchase Agreement Amendment, the Company i) granted to the Investor the right to appoint and elect a third member to the Company’s Board of Directors at the Company’s next annual meeting of stockholders and ii) agreed to issue to the Investor 260,000 shares of Common Stock. On April 13, 2020, the Company and the Investor closed on the Additional Interim Closing.

The Company paid the placement agent for the Offering a fee equal to ten percent (10%) of the gross proceeds from the Additional Interim Closing and warrants to purchase shares of Common Stock in an amount equal to ten percent (10%) of the Common Stock issuable upon conversion of the Series A Preferred sold in the Additional Interim Closing at an exercise price of $1.00 per share. Upon the contemplated Second Closing of the Offering, which is subject to certain closing conditions, the placement agent shall receive compensation on the same economic terms as the first closing.