Form 10-Q/A
period 2019-03-31
Yunhong CTI Ltd.
filed 2020-06-01
CIK 1042187

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

Commission File Number

000-23115

YUNHONG CTI LTD.

(Exact name of registrant as specified in its charter)

Illinois	36-2848943
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

22160 N. Pepper Road
Barrington, Illinois	60010
(Address of principal executive offices)	(Zip Code)

(847)382-1000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	CTIB	The Nasdaq Stock Market LLC (The Nasdaq Capital Market)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

 Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The number of shares outstanding of the registrant’s common stock as of May 1, 2019 was 3,735,950 (excluding treasury shares).

QUARTERLY REPORT ON FORM 10-Q/A

For the quarterly period ended March 31, 2019

EXPLANATORY NOTE

Amendment No. 1 on Form 10-Q/A amends and restates certain items noted below in the Quarterly Report on Form 10-Q of Yunhong CTI Ltd. (formerly CTI Industries Corporation) (the “Company”) for the quarter ended March 31, 2019, as originally filed with the Securities and Exchange Commission on May 21, 2019  (the “Original Filing”).  This Form 10-Q/A amends the Original Filing to reflect the following changes.  First, the Original Filing was made without the benefit of auditor review, as noted in the Original Filing, and this amendment reflects the inclusion of outside auditor participation.  Second, additional information of subsequent events is detailed in this amended filing.  Third, a non-cash impairment for goodwill and an adjustment in the deferred tax asset (DTA) was determined to be appropriate and reflected in this amended filing.  Finally, we adjusted our lease accounting entry on the balance sheet.

As of January 3, 2020, the Audit Committee of the Board approved the engagement of RBSM, LLP (“RBSM”) as the Company’s independent registered public accounting firm for the Company’s fiscal year ended December 31, 2019.  This Form 10-Q/A is being prepared with the benefit of auditor review and will constitute our amended filing.

This Form 10-Q/A has also been updated to reflect disclosure of subsequent events that have occurred after the balance sheet date, but before the issuance of the associated financial statements.  The subsequent events include the Company’s decision to exit its underperforming international subsidiaries, exit a significant product line, change its capital structure and focus its efforts on its US-based foil balloon and related product offerings.

The Company determined that the DTA at March 31, 2019 should have been $135,094 and, therefore, the Company should have recorded a valuation allowance on the income tax benefit of $360,492 generated during the quarter.  Therefore, the Company believes that is necessary to restate the Original Filing.

For the convenience of the reader, this Amendment No. 1 on Form 10-Q/A contains only the sections of the Original Filing that are being amended.  Other than as set forth herein, the sections and exhibits to the Original Filing are unchanged and continue in full force and effect as previously filed.  This Form 10-Q/A amends and restates only the following financial statements and disclosures that were impacted from the correction of the error:

●	Item No. 1 – Financial Statements
●	Item No. 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
●	Item No. 4 – Controls and Procedures
●	Item No. 6 – Exhibits

Except as described above, no other changes have been made to the Original Filing.

Item 1.   Financial Statements

Yunhong CTI, LTD (f/k/a CTI Industries Corporation)
Condensed Consolidated Balance Sheets

	March 31, 2019	December 31, 2018
	Restated/Unaudited
ASSETS
Current assets:
Cash and cash equivalents (VIE $3,000 and $57,000, respectively)	$175,442	$428,150
Accounts receivable, (less allowance for doubtful accounts of $524,000 and $85,000, respectively)	10,170,256	10,830,555
Inventories, net (VIE $315,000 and $340,000, respectively)	20,837,907	20,007,488
Prepaid expenses (VIE $106,000 and $127,000, respectively)	658,164	858,158
Other current assets	1,407,371	886,383

Total current assets	33,249,140	33,010,734

Property, plant and equipment:
Machinery and equipment	23,842,559	23,807,985
Building	3,374,334	3,367,082
Office furniture and equipment (VIE $303,000 and $303,000, respectively)	2,656,519	2,649,280
Intellectual property	783,179	783,179
Land	250,000	250,000
Leasehold improvements	411,426	409,188
Fixtures and equipment at customer locations	518,450	518,450
Projects under construction	188,181	150,272
	32,024,648	31,935,436
Less : accumulated depreciation and amortization (VIE $106,000 and $104,000, respectively)	(28,427,729)	(28,120,455)

Total property, plant and equipment, net	3,596,919	3,814,981

Other assets:
Goodwill (VIE $0 and $440,000, respectively)	0	1,473,176
Net deferred income tax asset	135,094	135,094
Operating lease right-of-use	2,477,817
Other assets	246,088	326,849

Total other assets	2,858,999	1,935,119

TOTAL ASSETS	$39,705,058	$38,760,834

LIABILITIES AND EQUITY
Current liabilities:
Checks written in excess of bank balance (VIE $4,000 and $7,000, respectively)	$654,646	$636,142
Trade payables (VIE $142,000 and $62,000, respectively)	8,680,004	6,679,670
Line of credit (VIE $249,000 and $267,000, respectively)	15,351,709	16,582,963
Notes payable - current portion	4,414,581	4,432,320
Notes payable affiliates - current portion	11,271	10,821
Operating Lease Liabilities	1,300,827	0
Accrued liabilities (VIE $47,000 and $89,000, respectively)	1,649,707	1,866,796

Total current liabilities	32,062,745	30,208,712

Long-term liabilities:
Notes payable - affiliates	175,512	199,122
Notes payable, net of current portion (VIE $30,000 and $27,000, respectively)	639,327	399,912
Operating Lease Liabilities	1,176,990
Notes payable - officers, subordinated	1,012,024	1,597,019
Deferred gain (non current)	74,364	100,340

Total long-term debt, net of current portion	3,078,217	2,296,393

Total liabilities	35,140,962	32,505,105

Equity:
Yunhong CTI, LTD stockholders' equity:
Preferred Stock -- no par value, 3,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock - no par value, 15,000,000 shares authorized, 3,779,608 shares issued and 3,730,950 shares outstanding	13,898,494	13,898,494
Paid-in-capital	3,135,404	2,506,437
Accumulated earnings	(5,359,575)	(2,865,486)
Accumulated other comprehensive loss	(5,814,471)	(6,050,347)
Less: Treasury stock, 43,658 shares	(160,784)	(160,784)
Total Yunhong CTI, LTD stockholders' equity	5,699,068	7,328,314
Noncontrolling interest	(1,134,972)	(1,072,585)
Total Equity	4,564,096	6,255,729
TOTAL LIABILITIES AND EQUITY	$39,705,058	$38,760,834

See accompanying notes to condensed consolidated unaudited financial statements

Yunhong CTI, LTD (f/k/a CTI Industries Corporation)
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	For the Three Months Ended March 31,
	2019	2018
	Restated
Net Sales	$12,536,389	$13,979,177

Cost of Sales	10,540,218	11,110,786

Gross profit	1,996,171	2,868,391

Operating expenses:
General and administrative	1,841,898	1,884,046
Selling	437,565	858,537
Advertising and marketing	172,577	296,880
Impairment on long-lived assets	1,253,176
Gain on sale of assets	(23,547)	(24,414)
Total operating expenses	3,681,669	3,015,049

Loss from operations	(1,685,498)	(146,658)

Other (expense) income:
Interest expense	(546,906)	(564,060)
Other Income/(expense)	(315,478)
Interest income	-	(345)
Foreign currency loss	(8,594)	31,028

Total other expense, net	(870,978)	(533,377)

Net loss before taxes	(2,556,476)	(680,035)

Income tax benefit		(209,484)

Net loss	(2,556,476)	(470,551)

Less: Net (loss) income attributable to noncontrolling interest	(62,388)	(7,543)

Net income attributable to Yunhong CTI, LTD	$(2,494,088)	$(463,008)

Other Comprehensive Income (Loss)
Foreign currency adjustment	235,876	433,065
Comprehensive Income (Loss)	$(2,258,212)	$(29,943)

Basic loss per common share	$(0.67)	$(0.13)

Diluted loss per common share	$(0.67)	$(0.13)

Weighted average number of shares and equivalent shares of common stock outstanding:
Basic	3,735,950	3,530,227

Diluted	3,735,950	3,530,227

See accompanying notes to condensed consolidated unaudited financial statements

Yunhong CTI, LTD (f/k/a CTI Industries Corporation)
Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended March 31,
	2019	2018
	Restated
Cash flows from operating activities:
Net loss	$(2,556,476)	$(470,551)
Depreciation and amortization	308,084	376,920
Amortization of deferred gain on sale/leaseback	(27,474)	-
Provision for losses on accounts receivable	6,085	(28,486)
Provision for losses on inventories	(10,656)	(17,781)
Impairment of long-lived assets	1,253,176	(35,503)
Deferred income taxes		(133,982)
Stock based compensation	28,967	61,975
Change in assets and liabilities:
Accounts receivable	660,299	(465,865)
Inventories	(827,084)	(1,995,477)
Prepaid expenses and other assets	(20,233)	109,567
Trade payables	2,000,334	1,572,804
Accrued liabilities	(149,957)	127,038

Net cash provided by (used in) operating activities	665,065	(899,341)

Cash flows from investing activities:
Purchases of property, plant and equipment	(52,243)	63,533

Net cash provided by (used in) investing activities	(52,243)	63,533

Cash flows from financing activities:
Change in checks written in excess of bank balance	18,504	(442,992)
Net change in revolving line of credit	(1,235,126)	2,123,582
Repayment of long-term debt	(213,521)	(432,942)
Cash paid for deferred financing fees	(27,585)	(24,568)
Proceeds from issuance of long-term note payable	650,000

Net cash provided by (used in) financing activities	(807,728)	1,223,080

Effect of exchange rate changes on cash	(57,802)	27,307

Net increase/(decrease) in cash and cash equivalents	(252,708)	414,579

Cash and cash equivalents at beginning of period	428,150	181,026

Cash and cash equivalents at end of period	$175,442	$595,605

Supplemental disclosure of cash flow information:
Cash payments for interest	$366,688	$408,001
Common stock issued for notes payable	$600,000

See accompanying notes to condensed consolidated unaudited financial statements

Yunhong CTI, LTD (f/k/a CTI Industries Corporation)
Consolidated Statements of Stockholders' Equity (Unaudited)

	Yunhong CTI, LTD
					Accumulated
				(restated)	Other	Less			(restated)
	Common Stock		Paid-in	Accumulated	Comprehensive	Treasury Stock		Noncontrolling
	Shares	Amount	Capital	(Deficit) Earnings	Loss	Shares	Amount	Interest	TOTAL
Balance December 31, 2018	3,578,885	$13,898,494	$2,506,437	$(2,865,486)	$(6,050,347)	(43,658)	$(160,784)	$(1,072,585)	6,255,729

Stock Issued	20,000
Shareholder note to equity	180,723		600,000						600,000
Stock Option Expense			28,967						28,967
Net Income				(2,494,089)				(62,388)	(2,556,475)
Other comprehensive income, net of taxes
Foreign currency translation					235,876				235,876

Balance March 31, 2019, restated	3,779,608	$13,898,494	$3,135,404	$(5,359,575)	$(5,814,470)	(43,658)	$(160,784)	$(1,134,973)	$4,564,096

See accompanying notes to unaudited consolidated financial statements

Yunhong CTI Ltd. (formerly CTI Industries Corporation) and Subsidiaries

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

Principles of consolidation and nature of operations:

The condensed consolidated financial statements include the accounts of Yunhong CTI Ltd. (formerly CTI Industries Corporation) and its wholly-owned subsidiaries, CTI Balloons Limited and CTI Supply, Inc., its majority-owned subsidiaries, Flexo Universal, S. de R.L. de C.V. and CTI Europe gmbH, as well as the accounts of Venture Leasing S. A. de R. L., Venture Leasing L.L.C and Clever Container Company, L.L.C. (the “Company”). The last three entities have been consolidated as variable interest entities. All significant intercompany transactions and accounts have been eliminated in consolidation. The Company (i) designs, manufactures and distributes balloon and related novelty (candy and party related) products throughout the world, (ii) operates systems for the production, lamination, coating and printing of films used for food packaging and other commercial uses and for conversion of films to flexible packaging containers and other products, and (iii) distributes vacuum sealing products and home organization products in the United States. We have announced our intention to divest our interest in Clever Container and deconsolidate that entity from our group. As we are still the entity most closely associated with Clever Container in our related party group as of March 31st, 2019 it remains consolidated as a variable interest entity.

Variable Interest Entities (“VIEs”):

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

Auditor Replacement Process:

During April 2019, our independent registered accounting firm, Plante & Moran PLLC, declined to stand for reappointment as auditor. As of January 3rd, 2020, the Audit Committee of the Board approved the engagement of RBSM, LLP (“RBSM”) as the Company’s independent registered public accounting firm for the Company’s fiscal year ended December 31st, 2019. Previously, the quarterly report on Form 10-Q was prepared without the benefit of auditor review. This Form 10-Q/A is filed with review from RBSM.

Prior Period Reclassification

Certain amounts in prior periods have been reclassified to conform with current period presentation and had no effect on prior period net loss or stockholders’ equity.

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-02 Leases (Topic 842), also referred to as “ASC 842” or “New Lease Standard”, which supersedes ASC 840 Leases (Topic 840), and provides principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The FASB has continued to clarify this guidance through the issuance of additional ASUs. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification determines whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than twelve months regardless of classification. Leases with a term of twelve months or less may be accounted for similar to existing guidance for operating leases. ASC 842 was effective for the Company for the year ending December 31, 2019. We reported our financial information for fiscal years ending before December 31, 2018 under the Topic 840 lease accounting standard. The Company applied the modified retrospective transition method and elected the transition option to use the effective date of January 1, 2019 as the date of initial application. The Company recognized the cumulative effect of the transition adjustment as of the effective date and will not provide any new lease disclosures for periods before the effective date. The Company elected the package of practical expedients and did not elect the use of the hindsight practical expedient. As a result, the Company will, in effect, continue to account for existing leases as classified in accordance with ASC 840, throughout the entire lease term, including periods after the effective date, with the exception that the Company will apply the new balance sheet recognition guidance for operating leases and apply ASC 842 for remeasurements and modifications after the transition date.

Other key practical expedients elected by the Company (as a lessee) relate to maintaining leases with an initial term of 12 months or less off the balance sheet; not separating lease and non-lease components and the use of the portfolio approach to determine the incremental borrowing rate. For transition purposes, the Company used the incremental borrowing rate based on the total lease term and total minimum rental payments. The Company completed its identification of leases which comprised two building leases and two equipment leases. Further, the Company analyzed service contracts and parts assembly arrangements from suppliers and did not identify any material leases of production equipment. On the date of initial application, the Company recognized right-of-use ("ROU") assets and leasing liabilities on its condensed consolidated balance sheets of approximately $2.8 million. The adoption had no significant impact on the Company's condensed consolidated statement of operations.

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

Additionally, we have experienced challenges in maintaining adequate seasonal working capital balances, made more challenging by increases in financing and labor costs. These changes in cash flows have created strain within our operations and have therefore increased our desire to incorporate additional funding resources.

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

Available credit under the Revolving Credit facility is determined by eligible receivables and inventory at Yunhong CTI, LTD (U.S.) and Flexo Universal (Mexico). We notified PNC of our failure to meet two financial covenants as of March 31, 2018. On June 8, 2018, we entered into Waiver and Amendment No. 1 (the “Amendment 1”) to our PNC Agreements. The Amendment modified certain covenants, added others, waived our failure to comply as previously reported, and included an amendment fee and temporary increase in interest rate. During September 2018, we filed a preliminary prospectus on Form S-1 for a planned equity issuance. On October 8, 2018, we entered into Consent and Amendment No. 2 (the “Amendment 2”) to our PNC Agreements. Amendment 2 reduced the amount of new funding proceeds that must be used to repay the term loan from $5 million to $2 million and waived the calculation of financial ratios for the period ended September 30, 2018, in exchange for a new covenant committing to raise at least $7.5 million in gross proceeds from our equity issuance by November 15, 2018 and pay an amendment fee. Market conditions ultimately forced us to postpone the offering, and thus no proceeds were received by the November 15, 2018 requirement.

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

Available credit under the Revolving Credit facility is determined by eligible receivables and inventory at Yunhong CTI, LTD (U.S.) and Flexo Universal (Mexico).

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

Note 8 - Geographic Segment Data

The Company has determined that it operates primarily in one business segment that designs, manufactures and distributes film and film related products for use in packaging, storage and novelty balloon products. The Company operates in foreign and domestic regions. Information about the Company's operations by geographic area is as follows:

	Net Sales to Outside Customers For the Three Months Ended		Total Assets at
	March 31,		March 31,	December 31,
	2019	2018	2019	2018

United States	$8,760,000	$9,738,000	$23,472,000	$25,354,000
Europe	1,275,000	1,362,000	3,366,000	3,052,000
Mexico	2,081,000	2,186,000	11,406,000	9,476,000
United Kingdom	420,000	693,000	1,461,000	879,000
	$12,536,000	$13,979,000	$39,705,000	$38,761,000

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

As of March 31, 2019, the total amounts owed to the Company by these customers were approximately $2,933,000 or 29%, and $2,279,000 or 22%, of the Company’s consolidated net accounts receivable, respectively. The amounts owed at March 31, 2018 by these customers were approximately $3,643,000 or 33%, and $2,657,000 or 24% of the Company’s consolidated net accounts receivable, respectively.

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

Upon adoption of ASC 842 we recorded a $2.8 million increase in other assets, a $1.3 million increase in current liabilities, and a $1.5 million increase in non-current liabilities. We did not record any cumulative effect adjustments in opening retained earnings, and adoption of ASC 842 had no impact on cash flows from operating, investing, or financing activities.

We determine if an arrangement is a lease at inception. Most of our operating leases do not provide an implicit rate of interest so we use our incremental borrowing rate based on the information available at the commencement date to determine the present value of future payments. We lease various assets in the course of ordinary business including: warehouses and manufacturing facilities, as well as vehicles and equipment used in our operations. Leases with an initial term of 12 months or less are not recorded on the balance sheet as we recognize lease expense for these leases on a straight-line basis over the lease term. The depreciatable life of assets and related improvements are limited by the expected lease term, unless there is a reasonably certain expected transfer or title or purchase option. Some lease agreements include renewal options at our sole discretion. Any guaranteed residual value is included in our lease liability. The amortizable lives of operating and financing leased assets are limited by the expected lease term.  The Company's leases generally do not provide an implicit rate, and therefore the Company uses its incremental borrowing rate as the discount rate when measuring operating and financing lease liabilities. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralize basis over the term of a lease within a particular currency environment. The Company used incremental borrowing rates as of January 1, 2019 for leases that commenced prior to that date.

The table below describes our lease position as of March 31, 2019:

Assets	As of March 31, 2019
Operating lease right-of-use assets	$2,839,000
Accumulated amortization	(361,000)
Net lease assets	2,478,000

Liabilities
Current
Operating	1,301,000
Noncurrent
Operating	1,177,000
Total lease liabilities	2,478,000

Weighted average remaining term (years) – operating leases	3 years

Weighted average discount rate – operating leases	11.25%

During the three months ended March 31, 2019, we recorded expenses related to

Operating right-of-use lease asset amortization	$361,000

Total expense for three months ended March 31, 2019	361,000

Operating lease expense were approximately $379,000 for the three months ended March 31, 2019. Operating lease costs are included within selling, general and administrative expenses on the condensed consolidated statements of operations.  The Company does not have any finance leases.  Cash paid for amounts included in the measurement of operating lease liabilities were approximately $361,000 for the three months ended March 31, 2019.

The following table summarizes the maturities of our lease liabilities for all operating leases as of March 31, 2019

(in thousands)	03/31/2019
2019	$1,210
2020	724
2021	757
2022 and thereafter	167
Total lease payments	2,858
less: Imputed interest	(380)
Present value of lease liabilities	$2,478

Note 13 - Summary of Subsequent Events

In July of 2019 management and the Board engaged in a review of the Company’s international subsidiaries and determined that they are not accretive to the Company overall, add complexity to the Company’s structure and utilize resources.  Therefore, as of July 19, 2019, the board authorized management to divest of all international subsidiaries.   The Company divested its United Kingdom subsidiary in the fourth quarter 2019 and expects to divest its European (German) and Mexican subsidiaries in the first half of 2020.  The operations of these entities will be presented as discontinued operations in the third quarter 2019, the period in which they met the accounting criteria for discontinued operations. These actions are being taken to focus our resources and efforts on our core business activities, particularly foil balloons and ancillary products based in the United States.   In October 2019, we determined that we would not renew our Trademark License Agreement with SC Johnson when it expired on December 31, 2019.   Under this Agreement, we were licensed to manufacture and sell a line of vacuum sealing machines and pouches under the Ziploc® Brand Vacuum Sealer System.   The terms of the Agreement included a run-off provision which allowed us to sell products under the Ziploc® trademark for 90 days after the end of the Agreement.   For the three months ended March 31, 2019, we had revenue of $2.2 million associated with products which utilized the Ziploc® trademark.   Our exit of the Ziploc® product line is considered a strategic shift and will have a major effect on our operations and financial results on a go forward basis.   However, as we continued to utilize the Ziploc® related assets in 2020, those assets will not be considered abandoned until they cease to be used at the end of the first quarter of 2020.   Therefore, our Ziploc® operations cannot be classified as discontinued operations in these financial statements but will be presented as discontinued operations when all of the applicable accounting criteria are met. We have also dramatically changed our capital structure.  On January 3, 2020 we entered into a securities purchase agreement, as amended on February 24, 2020 and April 13, 2020, (the “LF Purchase Agreement”) with LF International Pte., a Singapore private limited company (the “LF International”), which is controlled by Company director Mr. Yubao Li, pursuant to which the Company agreed to issue and sell, and LF International agreed to purchase, up to 500,000 shares of the Company’s newly created Series A Convertible Preferred Stock (“Series A Preferred”), with each share of Series A Preferred initially convertible into ten shares of the Company’s common stock, at a purchase price of $10.00 per share, for aggregate gross proceeds of $5,000,000 (the “LF International Offering”).  As a result of the LF International Offering, a change of control of the Company may occur. As permitted by the LF Purchase Agreement, the Company may, in its discretion issue up to an additional 200,000 shares of Series A Preferred for a purchase price of $10.00 per share to additional investors (the “Additional Shares Offering,” and collectively with the LF International Offering, the “Offering”). On January 13, 2020, the Company conducted its first closing of the LF International Offering, resulting in aggregate gross proceeds of $2,500,000. Pursuant to the LF Purchase Agreement, LF International received the right to nominate and elect one member to the Company’s board of directors (subject to certain adjustments), effective as of the first closing, as well as a second director by the earlier of (i) the Company’s upcoming 2020 annual meeting of shareholders and (ii) May 15, 2020 and a third director by the Company’s upcoming 2020 annual meeting of shareholders. Pursuant to LF International’s nomination, effective January 13, 2020, the Board appointed Mr. Yubao Li as a director of the Company. Additionally, pursuant to the LF Purchase Agreement, on March 12, 2020, the Company changed its name to Yunhong CTI Ltd. To date, the Company has sold 492,660 shares of Series A Preferred to LF International and other accredited investors for aggregate gross proceeds of $4,926,600. Additionally, on April 1, 2020, an investor converted an accounts receivable of $482,000 owed to the investor by the Company in exchange for 48,200 shares of Series A Preferred.  Our business and results of operations may be negatively impacted by the spread of COVID-19.  We sell our products throughout the United States and in many foreign countries and may be impacted by public health crises beyond our control. This could disrupt our operations and negatively impact sales of our products. Our customers, suppliers and distributors may experience similar disruption. In December 2019, COVID-19 was reported in Wuhan, China. The World Health Organization has since declared the outbreak to constitute a pandemic. The extent of the impact of COVID-19 on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, the impact on our customers and employees, all of which are uncertain and cannot be predicted. The preventative and protective actions that governments have taken to counter the effects of COVID-19 have resulted in a period of business disruption, including delays in shipments of products and raw materials. To the extent the impact of COVID-19 continues or worsens, the demand for our products may be negatively impacted, and we may have difficulty obtaining the materials necessary for the production of our products. In addition, the production facilities of our suppliers may be closed for sustained periods of time and industry-wide shipment of products may be negatively impacted, the severity of which may exceed the $1 million in Payroll Protection Program funds received by the Company from the US Federal Government. COVID-19 has also delayed certain strategic transactions the Company intended to close on in the near future and the Company does not know if and when such transactions will be completed.

Note 14 Impairment –

In the first quarter of 2019, the Company identified an impairment indicator related to the goodwill associated with Clever Container. As a result of an impairment test, the Company fully impaired the goodwill related to Clever Container in the first quarter and recorded an impairment charge of $220,000. In the first quarter of 2019, the Company identified an impairment indicator related to the goodwill associated with Flexo. As a result of an impairment test, the Company fully impaired the goodwill related to Flexo in the first quarter of 2019 and recorded an impairment charge of $1,033,000.

Note 15 – Restatement of Financial Statements

As of January 3, 2020, the Audit Committee of the Board approved the engagement of RBSM, LLP (“RBSM”) as the Company’s independent registered public accounting firm for the Company’s fiscal year ended December 31, 2019. This Form 10-Q/A is being prepared with the benefit of auditor review and will constitute our amended filing.

This Form 10-Q/A has also been updated to reflect disclosure of subsequent events that have occurred after the balance sheet date, but before the issuance of the associated financial statements. The subsequent events include the Company’s decision to exit its underperforming international subsidiaries, exit a significant product line, change its capital structure and focus its efforts on its US-based foil balloon and related product offerings.

The Company determined that the deferred tax asset at March 31, 2019 should have been $135,094 and, therefore, the Company should have recorded a valuation allowance on the income tax benefit of $360,492 generated during the quarter.

Finally, the Company determined that  the goodwill associated with Clever Container and Flexo should be impaired and recorded an impairment charge of $1.2M.

The change in the statement in equity was related to the increase in net loss of $1.6 million and the corresponding decrease in stockholders’ equity and period end.

Yunhong CTI, LTD (f/k/a CTI Industries Corporation)
Condensed Consolidated Balance Sheets

	March 31, 2019
	As Previously Reported	Adjustments	As Restated
ASSETS
Current assets:
Cash and cash equivalents (VIE $3,000 and $57,000, respectively)	$175,442	$-	$175,442
Accounts receivable, (less allowance for doubtful accounts of $524,000 and $85,000, respectively)	10,602,710	(432,454)	10,170,256
Inventories, net (VIE $315,000 and $340,000, respectively)	20,837,907		20,837,907
Prepaid expenses (VIE $106,000 and $127,000, respectively)	646,164	12,000	658,164
Other current assets	1,419,371	(12,000)	1,407,371

Total current assets	33,681,594	(432,454)	33,249,140

Property, plant and equipment:
Machinery and equipment	23,842,559		23,842,559
Building	3,374,334		3,374,334
Office furniture and equipment (VIE $303,000 and $303,000, respectively)	2,656,519		2,656,519
Intellectual property	783,179		783,179
Land	250,000		250,000
Leasehold improvements	411,426		411,426
Fixtures and equipment at customer locations	518,450		518,450
Projects under construction	188,181		188,181
	32,024,648		32,024,648
Less : accumulated depreciation and amortization (VIE $106,000 and $104,000, respectively)	(28,427,729)		(28,427,729)
		-
Total property, plant and equipment, net	3,596,919		3,596,919

Other assets:
Goodwill (VIE $0 and $440,000, respectively)	1,473,176	(1,473,176)	0
Net deferred income tax asset	495,586	(360,492)	135,094
Operating lease right-of-use	2,110,723	367,094	2,477,817
Other assets	26,088	220,000	246,088
		-
Total other assets	4,105,573	(1,246,574)	2,858,999
		-
TOTAL ASSETS	$41,384,086	$(1,679,028)	$39,705,058

LIABILITIES AND EQUITY
Current liabilities:
Checks written in excess of bank balance (VIE $4,000 and $7,000, respectively)	$654,646		$654,646
Trade payables (VIE $142,000 and $62,000, respectively)	8,680,004		8,680,004
Line of credit (VIE $249,000 and $267,000, respectively)	15,351,709		15,351,709
Notes payable - current portion	4,414,581		4,414,581
Notes payable affiliates - current portion	11,271		11,271
Operating Lease Liabilities	1,016,687	284,140	1,300,827
Accrued liabilities (VIE $47,000 and $89,000, respectively)	2,082,161	(432,454)	1,649,707
		-
Total current liabilities	32,211,059	(148,314)	32,062,745
		-
Long-term liabilities:		-
Notes payable - affiliates	175,512		175,512
Notes payable, net of current portion (VIE $30,000 and $27,000, respectively)	639,327		639,327
Operating Lease Liabilities	1,094,036	82,954	1,176,990
Notes payable - officers, subordinated	1,012,024	-	1,012,024
Deferred gain (non current)	74,364	-	74,364
Total long-term debt, net of current portion	2,995,263	82,954	3,078,217
		-
Total liabilities	35,206,322	(65,360)	35,140,962
		-
Equity:		-
Yunhong CTI, LTD stockholders' equity:		-
Preferred Stock -- no par value, 3,000,000 shares authorized, 0 shares issued and outstanding	-	-	-
Common stock - no par value, 15,000,000 shares authorized, 3,779,608 shares issued and 3,730,950 shares outstanding	13,898,494		13,898,494
Paid-in-capital	3,135,404		3,135,404
Accumulated earnings	(3,745,907)	(1,613,668)	(5,359,575)
Accumulated other comprehensive loss	(5,814,471)		(5,814,471)
Less: Treasury stock, 43,658 shares	(160,784)		(160,784)
Total Yunhong CTI, LTD stockholders' equity	7,312,736	(1,613,668)	5,699,068
Noncontrolling interest	(1,134,972)		(1,134,972)
Total Equity	6,177,764	(1,613,668)	4,564,096
TOTAL LIABILITIES AND EQUITY	$41,384,086	$(1,679,028)	$39,705,058

Yunhong CTI, LTD (f/k/a CTI Industries Corporation)
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	For the Three Months Ended March 31,
	2019		2019
	As Previously Reported	Adjustments	As Restated
Net Sales	$12,536,389	$-	$12,536,389
		-
Cost of Sales	10,540,218	-	10,540,218
		-
Gross profit	1,996,171	-	1,996,171
		-
Operating expenses:		-
General and administrative	2,056,073	(214,175)	1,841,898
Selling	437,565	-	437,565
Advertising and marketing	273,880	(101,303)	172,577
Impairment on long-lived assets		1,253,176	1,253,176
Gain on sale of assets	(23,547)	-	(23,547)
Total operating expenses	2,743,971	937,698	3,681,669
		-
Loss from operations	(747,800)	(937,698)	(1,685,498)

Other (expense) income:
Interest expense	(546,906)	-	(546,906)
Other income (expense)		(315,478)	(315,478)
Foreign currency loss	(8,594)	-	(8,594)

Total other expense, net	(555,500)	(315,478)	(870,978)

Net loss before taxes	(1,303,300)	(1,253,176)	(2,556,476)

Income tax (benefit) expense	(360,491)	360,491

Net loss	(942,809)	(1,613,667)	(2,556,476)

Less: loss attributable to noncontrolling interest	(62,388)	-	(62,388)

Net loss attributable to Yunhong CTI, LTD	$(880,421)	$(1,613,667)	$(2,494,088)

Other Comprehensive Income (Loss)
Foreign currency adjustment	235,876	-	235,876
Comprehensive loss	$(644,545)	$(1,613,667)	$(2,258,212)

Basic loss per common share	$(0.24)	$(0.43)	$(0.67)

Diluted loss per common share	$(0.24)	$(0.43)	$(0.67)

Weighted average number of shares and equivalent shares of common stock outstanding:
Basic	3,735,950		3,735,950

Diluted	3,735,950		3,735,950

Yunhong CTI, LTD (f/k/a CTI Industries Corporation)
Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended March 31,
	2019			2019
	As Previously Reported	Adjustments		As Restated
Cash flows from operating activities:
Net loss	$(942,809)		$(1,613,667)	$(2,556,476)
Depreciation and amortization	308,084		-	308,084
Operating cash flows from operating leases	248,757		(248,757)
Amortization of deferred gain on sale/leaseback	(27,474)			(27,474)
Provision for losses on accounts receivable	6,085			6,085
Provision for losses on inventories	(10,656)			(10,656)
Impairment of long-lived assets			1,253,176	1,253,176
Deferred income taxes	(360,491)		360,491
Stock based compensation			28,967	28,967
Change in assets and liabilities:			-
Accounts receivable	249,950		410,349	660,299
Inventories	(827,084)		-	(827,084)
Prepaid expenses and other assets	(235,701)		215,468	(20,233)
Trade payables	1,971,593		28,741	2,000,334
Accrued liabilities	(149,957)			(149,957)

Net cash provided by operating activities	230,297		434,768	665,065

Cash flows from investing activities:
Purchases of property, plant and equipment	(52,243)			(52,243)

Net cash (used in) investing activities	(52,243)			(52,243)

Cash flows from financing activities:
Change in checks written in excess of bank balance	18,504			18,504
Net change in revolving line of credit	(1,235,126)			(1,235,126)
Repayment of long-term debt	771,113		(984,634)	(213,521)
Proceeds from issuance of stock	28,967		(28,967)	-
Cash paid for deferred financing fees	3,800		(31,385)	(27,585)
Proceeds from issuance of long-term note payable			650,000	650,000

Net cash (used in) financing activities	(412,742)		(394,986)	(807,728)

Effect of exchange rate changes on cash	(18,020)		(39,782)	(57,802)

Net increase/(decrease) in cash and cash equivalents	(252,708)			(252,708)

Cash and cash equivalents at beginning of period	428,150			428,150

Cash and cash equivalents at end of period	$175,442	$		$175,442

Supplemental disclosure of cash flow information:
Cash payments for interest	$366,688			$366,688
Common stock issued for notes payable				$600,000

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

Operating lease expense is recognized on a straight-line basis over the lease term and is included in the cost of sales or sales, general and administrative expense areas. Finance leases are amortized on a straight-line basis and included in similar areas of expense classification. Variable lease payments, short-term rentals (leases less than 12 months in duration) are expensed as incurred.

Summary of Subsequent Events

In July of 2019 management and the Board engaged in a review of the Company’s international subsidiaries and determined that they are not accretive to the Company overall, add complexity to the Company’s structure and utilize resources.  Therefore, as of July 19, 2019, the board authorized management to divest of all international subsidiaries.   The Company divested its United Kingdom subsidiary in the fourth quarter 2019 and expects to divest its European (German) subsidiary in the first half of 2020.  The operations of these entities will be presented as discontinued operations in the third quarter 2019, the period in which they met the accounting criteria for discontinued operations. These actions are being taken to focus our resources and efforts on our core business activities, particularly foil balloons and ancillary products based in the United States.   In October 2019, we determined that we would not renew our Trademark License Agreement with SC Johnson when it expired on December 31, 2019.   Under this Agreement, we were licensed to manufacture and sell a line of vacuum sealing machines and pouches under the Ziploc® Brand Vacuum Sealer System.  The terms of the Agreement included a run-off provision which allowed us to sell products under the Ziploc® trademark for 90 days after the end of the Agreement.   For the three months ended March 31, 2019, we had revenue of $2.2 million associated with products which utilized the Ziploc® trademark.   Our exit of the Ziploc® product line is considered a strategic shift and will have a major effect on our operations and financial results on a go forward basis.   However, as we continued to utilize the Ziploc® related assets in 2020, those assets will not be considered abandoned until they cease to be used at the end of the first quarter of 2020.   Therefore, our Ziploc® operations cannot be classified as discontinued operations in these financial statements but will be presented as discontinued operations when all of the applicable accounting criteria are met. We have also dramatically changed our capital structure.  On January 3, 2020 we entered into a securities purchase agreement, as amended on February 24, 2020 and April 13, 2020, (the “LF Purchase Agreement”) with LF International Pte., a Singapore private limited company (the “LF International”), which is controlled by Company director Mr. Yubao Li, pursuant to which the Company agreed to issue and sell, and LF International agreed to purchase, up to 500,000 shares of the Company’s newly created Series A Convertible Preferred Stock (“Series A Preferred”), with each share of Series A Preferred initially convertible into ten shares of the Company’s common stock, at a purchase price of $10.00 per share, for aggregate gross proceeds of $5,000,000 (the “LF International Offering”).  As a result of the LF International Offering, a change of control of the Company may occur. As permitted by the LF Purchase Agreement, the Company may, in its discretion issue up to an additional 200,000 shares of Series A Preferred for a purchase price of $10.00 per share to additional investors (the “Additional Shares Offering,” and collectively with the LF International Offering, the “Offering”). On January 13, 2020, the Company conducted its first closing of the LF International Offering, resulting in aggregate gross proceeds of $2,500,000. Pursuant to the LF Purchase Agreement, LF International received the right to nominate and elect one member to the Company’s board of directors (subject to certain adjustments), effective as of the first closing, as well as a second director by the earlier of (i) the Company’s upcoming 2020 annual meeting of shareholders and (ii) May 15, 2020 and a third director by the Company’s upcoming 2020 annual meeting of shareholders. Pursuant to LF International’s nomination, effective January 13, 2020, the Board appointed Mr. Yubao Li as a director of the Company. Additionally, pursuant to the LF Purchase Agreement, on March 12, 2020, the Company changed its name to Yunhong CTI Ltd. To date, the Company has sold 492,660 shares of Series A Preferred to LF International and other accredited investors for aggregate gross proceeds of $4,926,600. Additionally, on April 1, 2020, an investor converted an accounts receivable of $482,000 owed to the investor by the Company in exchange for 48,200 shares of Series A Preferred.

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

Other Revenues. During the three months ended March 31, 2019, revenues from the sale of various other products decreased by 43% to $1,153,000 compared to revenues from other products in the same period in 2018 of $2,037,000. The revenues from the sale of other products during the first quarter of 2019 include (i) sales of a line of “Candy Blossoms” and similar products consisting of candy and small inflated balloons sold in small containers in the amount of $67,000, (ii) the sale of accessories and supply items related to balloon products, (iii) sales by Clever Container Company, L.L.C. which engages in the direct sale of container and organizing products through a network of independent distributors in the amount of $161,000 and (iv) sales of party goods in Mexico by Flexo Universal in the amount of $341,000. Total Candy Blossom revenue is expected to increase during the twelve months ending December 31, 2019, as compared to the same period of 2018, but substantial initial shipments began during April of 2019, as opposed to March of 2018. Additionally, Clever Container changed its business model to one of both lower costs and revenues compared to its prior business model, reducing the revenues shown in Other Revenues. This business is expected to be divested during 2019.

Sales to a limited number of customers continue to represent a large percentage of our net sales. The table below illustrates the impact on sales of our top three and ten customers for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,
	% of Sales
	2019	2018

Top 3 Customers	55%	54%

Top 10 Customers	73%	70%

During the three months ended March 31, 2019, there were two customers whose purchases represented more than 10% of the Company’s consolidated net sales. Sales to these customers for the three months ended March 31, 2019 were $3,861,000 or 31%, and $2,159,000 or 17%, of consolidated net sales, respectively. Sales to these customers for the three months ended March 31, 2018 were $4,450,000 or 32%, and $2,471,000 or 18%, of consolidated net sales, respectively. The amounts owed at March 31, 2019 by these customers were $2,933,000 or 29%, and $2,279,000 or 22%, of the Company’s consolidated net accounts receivable, respectively. As of March 31, 2018, the total amounts owed to the Company by these customers were $3,643,000 or 33%, and $2,657,000 or 24% of the Company’s consolidated net accounts receivable, respectively.

Cost of Sales. During the three months ended March 31, 2019, the cost of sales was $10,540,000, a 5% decrease from $11,111,000 for the three months ended March 31, 2018. The reduction in cost of sales was largely due to lower sales volume, net of related inefficiencies.

General and Administrative. During the three months ended March 31, 2019, general and administrative expenses were $1,842,000, as compared to $1,884,000 for the same period in 2018. A one-time fee associated with the forbearance agreement in the amount of $250,000 was included in the first three months of 2019 general and administrative expenses.

Selling, Advertising and Marketing. During the three months ended March 31, 2019, selling, advertising and marketing expenses were $610,000, a 47% decrease compared to $1,155,000 for the same period in 2018. This reduction was primarily due to the full year benefit of cost reduction programs implemented during the past year.

Other Operating Expense. The Company recognized a $1,253,000 impairment charge on our long-lived assets during March 2019 as we identified an impairment indicator related to goodwill associated with Clever Container and Flexo. As a result of the impairment test, the Company fully impaired the goodwill.

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

Financial Condition, Liquidity and Capital Resources

Cash Flow Items.

Operating Activities. During the three months ended March 31, 2019, net cash provided by operations was $665,000, compared to net cash used by operations during the three months ended March 31, 2018 of $899,000.

Significant changes in working capital items during the three months ended March 31, 2019 included:

●	A decrease in accounts receivable of $660,000 compared to an increase in accounts receivable of $466,000 in the same period of 2018.
●	An increase in inventory of $827,000 compared to an increase in inventory of $1,995,000 in 2018.
●	An increase in trade payables of $2,000,000 compared to an increase in trade payables of $1,573,000 in 2018.
●	An decrease in accrued liabilities of $150,000 compared to an increase in accrued liabilities of $127,000 in 2018.

Investing Activity. During the three months ended March 31, 2019, cash used in investing activity was $52,000, compared to cash provided by investing activity for the same period of 2018 in the amount of $64,000.

Financing Activities. During the three months ended March 31, 2019, cash used in financing activities was $808,000 compared to cash provided by financing activities for the same period of 2018 in the amount of $1,223,000. Financing activity consisted principally of changes in the balances of revolving and long-term debt.

Liquidity and Capital Resources.

At March 31, 2019, the Company had cash balances of $175,000 compared to cash balances of $596,000 for the same period of 2018.

Also, at March 31, 2019, the Company had a working capital balance of $1,186,000 compared to a working capital balance of $2,802,000 on December 31, 2018.

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

Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk

Not applicable.

Item 4. Controls and Procedures

(a)   Restatement

        On May 8, 2020, the Audit Committee of the Board of Directors concluded, based on the recommendation of management, that we would amend and restate our quarterly consolidated financial statements for this interim period ended March 31, 2019, within this Form 10Q/A to correct the following errors:

•

Previously, the Company had no external auditor engaged. As noted in the original filing, this filing is being amended now that the Company has hired RBSM as external independent auditors, with the benefit of auditor review, and

•

To correct the timing of recognition of certain noncash charges with respect to the anticipated liquidation of subsidiaries and resulting classifications as they impact goodwill, deferred tax assets and related tax provisions, and reporting discontinued operations.

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

        We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of these disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e), as of March 31, 2019. Based on this evaluation, the Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) concluded that our disclosure controls and procedures were not effective as of March 31, 2019, the end of the period covered by this Quarterly Report on Form 10-Q/A due to the material weaknesses described below.

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

        Management has assessed the effectiveness of our internal control over financial reporting as of March 31, 2019. In making our assessment of the effectiveness of internal control over financial reporting, management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

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

        These material weaknesses resulted in the restatement of the financial statements described in Item 4(a) and material post closing adjustments which have been reflected in the financial statements for the interim periods for the year ended March 31, 2019. Additionally, as a result of the material weaknesses, we have concluded that we did not maintain effective internal control over financial reporting as of March 31, 2019.

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
3.2

Amended and Restated By-Laws of Yunhong CTI LTD (formerly CTI Industries Corporation) (the “Company”) (Incorporated by reference to Exhibit 3.2, contained in Registrant’s Form 8-K filed on March 17, 2017).

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
101

Interactive Data Files, including the following materials from the Company’s Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2019, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: 05/29/20	Yunhong CTI Ltd. (formerly CTI Industries Corporation)

	By:	/s/ Frank J. Cesario
Frank J. Cesario President and Chief Executive Officer Chief Financial Officer