Form 10-Q/A
period 2019-06-30
Yunhong CTI Ltd.
filed 2020-06-01
CIK 1042187

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

The number of shares outstanding of the registrant’s common stock as of August 1, 2019 was 3,835,950 (excluding treasury shares).

QUARTERLY REPORT ON FORM 10-Q/A

For the quarterly period ended June 30, 2019

EXPLANATORY NOTE

Amendment No. 1 on Form 10-Q/A amends and restates certain items noted below in the Quarterly Report on Form 10-Q of Yunhong CTI Ltd. (formerly CTI Industries Corporation) (the “Company”) for the quarter ended June 30, 2019, as originally filed with the Securities and Exchange Commission on August 19, 2019  (the “Original Filing”).  This Form 10-Q/A amends the Original Filing to reflect the following changes.  First, the Original Filing was made without the benefit of auditor review, as noted in the Original Filing, and this amendment reflects the inclusion of outside auditor participation.  Second, additional information of subsequent events is detailed in this amended filing. Third, we adjusted the financial statement line items on which the $3 million impairment charge was recorded and added footnote disclosure to further describe the impairment charge.  Finally, we adjusted our lease accounting entry on the balance sheet.

As of January 3, 2020, the Audit Committee of the Board approved the engagement of RBSM, LLP (“RBSM”) as the Company’s independent registered public accounting firm for the Company’s fiscal year ended December 31, 2019.  This Form 10-Q/A is being prepared with the benefit of auditor review and will constitute our amended filing.

This Form 10-Q/A has also been updated to reflect disclosure of subsequent events that have occurred after the balance sheet date, but before the issuance of the associated financial statements.  The subsequent events included the Company’s decision to exit its underperforming international subsidiaries, exit a significant product line, change its capital structure and focus its efforts on its US-based foil balloon and related product offerings.

For the convenience of the reader, this Form 10-Q/A amends and restates only the following financial statements and disclosures that were impacted from the changes:

●	Item No. 1 – Financial Statements
●	Item No. 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
●	Item No. 4 – Controls and Procedures
●	Item No. 6 – Exhibits

Except as described above, no other changes have been made to the Original Filing.

Item 1.   Financial Statements

Yunhong CTI, LTD (f/k/a CTI Industries Corporation)
Condensed Consolidated Balance Sheets

	June 30, 2019	December 31, 2018
	Restated, Unaudited	Audited
ASSETS
Current assets:
Cash and cash equivalents (VIE $2,000 and $57,000, respectively)	$178,298	$428,150
Accounts receivable, (less allowance for doubtful accounts of $515,000 and $85,000, respectively)	8,398,010	10,830,555
Inventories, net (VIE $242,000 and $340,000, respectively)	19,266,094	20,007,488
Prepaid expenses (VIE $106,000 and $127,000, respectively)	385,399	858,158
Other current assets	1,191,924	886,383

Total current assets	29,419,724	33,010,734

Property, plant and equipment:
Machinery and equipment	23,880,732	23,807,985
Building	3,374,334	3,367,082
Office furniture and equipment (VIE $303,000 and $303,000, respectively)	2,685,450	2,649,280
Intellectual property	783,179	783,179
Land	250,000	250,000
Leasehold improvements	413,053	409,188
Fixtures and equipment at customer locations	518,450	518,450
Projects under construction	87,857	150,272
	31,993,055	31,935,436
Less : accumulated depreciation and amortization (VIE $107,000 and $104,000, respectively)	(28,623,748)	(28,120,455)

Total property, plant and equipment, net	3,369,307	3,814,981

Other assets:
Goodwill (VIE $0 and $440,000, respectively)	0	1,473,176
Net deferred income tax asset	135,094	135,094
Operating lease right-of-use	2,127,636
Other assets	174,935	326,849

Total other assets	2,437,665	1,935,119

TOTAL ASSETS	$35,226,695	$38,760,834

LIABILITIES AND EQUITY
Current liabilities:
Checks written in excess of bank balance (VIE $2,000 and $7,000, respectively)	$1,030,369	$636,142
Trade payables (VIE $77,000 and $62,000, respectively)	8,678,165	6,679,670
Line of credit (VIE $232,000 and $267,000, respectively)	12,429,643	16,582,963
Notes payable - current portion	4,222,104	4,432,320
Notes payable affiliates - current portion	11,727	10,821
Operating Lease Liabilities	1,154,853	0
Accrued liabilities (VIE $35,000 and $89,000, respectively)	1,285,064	1,866,796

Total current liabilities	28,811,925	30,208,712

Long-term liabilities:
Notes payable - affiliates	222,408	199,122
Notes payable, net of current portion (VIE $30,000 and $27,000, respectively)	743,675	399,912
Operating Lease Liabilities	972,782
Notes payable - officers, subordinated	1,027,280	1,597,019
Deferred gain (non current)	257,348	100,340

Total long-term debt, net of current portion	3,223,493	2,296,393

Total liabilities	32,035,418	32,505,105

Equity:
Yunhong CTI, LTD stockholders' equity:
Preferred Stock -- no par value, 3,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock - no par value, 15,000,000 shares authorized, 3,879,608 shares issued and 3,835,950 shares outstanding	13,898,494	13,898,494
Paid-in-capital	3,461,832	2,506,437
Accumulated earnings	(6,604,052)	(2,865,486)
Accumulated other comprehensive loss	(5,753,138)	(6,050,347)
Less: Treasury stock, 43,658 shares	(160,784)	(160,784)
Total CYunhong CTI, LTD stockholders' equity	4,842,352	7,328,314
Noncontrolling interest	(1,651,075)	(1,072,585)
Total Equity	3,191,277	6,255,729
TOTAL LIABILITIES AND EQUITY	$35,226,695	$38,760,834

See accompanying notes to condensed consolidated unaudited financial statements

Yunhong CTI, LTD (f/k/a CTI Industries Corporation)
Condensed Consolidated Statements of Comprehensive Income

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
	Restated		Restated
Net Sales	$12,406,840	$15,984,726	$24,943,229	$29,963,903

Cost of Sales	11,122,253	12,189,204	21,662,471	23,299,990

Gross profit	1,284,587	3,795,522	3,280,758	6,663,913

Operating expenses:
General and administrative	1,624,548	1,680,490	3,472,446	3,564,536
Selling	415,038	958,796	852,603	1,817,333
Advertising and marketing	178,479	331,609	351,056	628,489
Impairment on long-lived assets	258,566		1,511,742
Gain on sale of assets	(23,662)	(22,998)	(47,209)	(47,413)
Total operating expenses	2,452,969	2,947,897	6,140,638	5,962,945

Income (loss) from operations	(1,168,382)	847,625	(2,859,880)	700,968

Other (expense) income:
Interest expense	(516,161)	(550,780)	(1,063,067)	(1,114,840)
Interest income		11,389		11,043
Other (expense) income	(85,481)	-	(394,958)	-
Foreign currency loss	9,444	(13,246)	849	17,783

Total other expense, net	(592,198)	(552,637)	(1,457,176)	(1,086,014)

Net income (loss) before taxes	(1,760,580)	294,988	(4,317,056)	(385,046)

Income tax expense (benefit)		89,281		(120,202)

Net income (loss)	(1,760,580)	205,707	(4,317,056)	(264,844)

Less: Net (loss) income attributable to noncontrolling interest	(516,102)	(44,497)	(578,490)	(52,040)

Net income attributable toYunhong CTI, LTD	$(1,244,478)	$250,204	$(3,738,566)	$(212,804)

Other Comprehensive Income (Loss)
Foreign currency adjustment	61,333	(775,497)	297,209	(342,432)
Comprehensive Loss	$(1,183,145)	$(525,293)	$(3,441,357)	$(555,236)

Basic income (loss) per common share	$(0.32)	$0.07	$(0.97)	$(0.06)

Diluted income (loss) per common share	$(0.32)	$0.07	$(0.97)	$(0.06)

Weighted average number of shares and equivalent shares of common stock outstanding:
Basic	3,835,950	3,530,227	3,835,950	3,530,227

Diluted	3,835,950	3,567,315	3,835,950	3,530,227

See accompanying notes to condensed consolidated unaudited financial statements

Yunhong CTI, LTD (f/k/a CTI Industries Corporation)
Condensed Consolidated Statements of Cash Flows

	For the Six Months Ended June 30,
	2019	2018
	Restated
Cash flows from operating activities:
Net loss	$(4,317,056)	$(264,844)
Depreciation and amortization	522,670	701,839
Amortization of deferred gain on sale/leaseback	(54,948)	-
Other	261,075
Provision for losses on accounts receivable	393,938	(55,320)
Provision for losses on inventories	1,278,561	(10,471)
Impairments of Prepaids, Current & Non Current Assets	168,931
Impairment of long-lived assets	1,252,283	(29,386)
Stock based compensation	52,396	105,745
Deferred income taxes		(90,206)
Loss on disposition of asset	17,480
Change in assets and liabilities:
Accounts receivable	2,162,480	(671,380)
Inventories	(474,804)	(483,573)
Prepaid expenses and other assets	530,172	115,988
Trade payables	1,998,495	800,813
Accrued liabilities	(593,960)	(285,976)

Net cash provided by (used in) operating activities	3,197,713	(166,771

Cash flows from investing activities:
Purchases of property, plant and equipment	(72,662)	(18,193)

Net cash (used in) investing activities	(72,662)	(18,193)

Cash flows from financing activities:
Change in checks written in excess of bank balance	394,227	(445,854)
Net change in revolving line of credit	(4,160,724)	1,699,201
Repayment of long-term debt	(554,768)	(768,003)
Cash paid for deferred financing fees	(55,170)	(59,530)
Proceeds from issuance of long-term debt	650,000

Net cash provided by (used in) financing activities	(3,726,435)	425,814

Effect of exchange rate changes on cash	351,532	30,950

Net increase/(decrease) in cash and cash equivalents	(249,852)	271,800

Cash and cash equivalents at beginning of period	428,150	181,026

Cash and cash equivalents at end of period	$178,298	$452,826
	$-	$-

Supplemental disclosure of cash flow information:
Cash payments for interest	$1,045,943	$934,231
Cash payments for taxes		$300,000
Common stock issued for accounts payable	$303,000	$-
Common stock issued for notes payable	$600,000	$-

See accompanying notes to condensed consolidated unaudited financial statements

Yunhong CTI, LTD (f/k/a CTI Industries Corporation)

Consolidated Statements of Stockholders' Equity (unaudited)

	Yunhong CTI, LTD
					Accumulated
					Other	Less
	Common Stock		Paid-in	Accumulated	Comprehensive	Treasury Stock		Noncontrolling
	Shares	Amount	Capital	(Deficit) Earnings	Loss	Shares	Amount	Interest	TOTAL
Balance December 31, 2018	3,578,885	$13,898,494	$2,506,437	$(2,865,486)	$(6,050,347)	(43,658)	$(160,784)	$(1,072,585)	6,255,729

									-
Note conversion - Schwan	180,723		600,000						600,000
Stock Issued	120,000		303,000						303,000
Stock Option Expense			52,396						52,396
Net Income				(3,738,566)				(578,490)	(4,317,056)
Other comprehensive income, net of taxes									-
Foreign currency translation					297,209				297,209
Balance June 30, 2019, restated	3,879,608	$13,898,494	$3,461,833	$(6,604,052)	$(5,753,138)	(43,658)	$(160,784)	$(1,651,075)	$3,191,278

See accompanying notes to consolidated financial statements

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

Principles of consolidation and nature of operations:

The condensed consolidated financial statements include the accounts of Yunhong CTI Ltd. (formerly CTI Industries Corporation) and its wholly-owned subsidiaries, CTI Balloons Limited and CTI Supply, Inc., its majority-owned subsidiaries, Flexo Universal, S. de R.L. de C.V. and CTI Europe gmbH, as well as the accounts of Venture Leasing S. A. de R. L., Venture Leasing L.L.C and Clever Container Company, L.L.C. (the “Company”). The last three entities have been consolidated as variable interest entities. All significant intercompany transactions and accounts have been eliminated in consolidation. The Company (i) designs, manufactures and distributes balloon and related novelty (candy and party related) products throughout the world, (ii) operates systems for the production, lamination, coating and printing of films used for food packaging and other commercial uses and for conversion of films to flexible packaging containers and other products, and (iii) distributes vacuum sealing products and home organization products in the United States. We have announced our intention to divest our interest in Clever Container and deconsolidate that entity from our group. As we are still the entity most closely associated with Clever Container in our related party group as of June 30, 2019, it remains consolidated as a variable interest entity.

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

The following table sets forth the accumulated balance of other comprehensive income and each component.

	Foreign Currency Items	Total Accumulated Other Comprehensive Income

Beginning balance as of January 1, 2019	$(6,050,347)	$(6,050,347)

Current period change, net of tax	297,209	297,209

Ending Balance as of June 30, 2019	(5,753,138)	(5,753,138)

Note 7 - Inventories, Net

	June 30, 2019	December 31, 2018
Raw materials	$2,085,908	$1,994,741
Work in process	3,057,682	3,052,224
Finished goods	15,508,804	14,934,581
In Transit	293,136	480,716
Allowance for excess quantities	(1,679,438)	(454,774)
Total inventories	$19,266,094	$20,007,488

Note 8 - Geographic Segment Data

The Company has determined that it operates primarily in one business segment that designs, manufactures and distributes film and film related products for use in packaging, storage and novelty balloon products. The Company operates in foreign and domestic regions. Information about the Company's operations by geographic area is as follows:

	Net Sales to Outside Customers		Net Sales to Outside Customers
	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

United States	$9,095,000	$12,075,000	$17,855,000	$21,813,000
Europe	$1,083,000	1,275,000	$2,358,000	2,637,000
Mexico	$2,022,000	2,378,000	$4,103,000	4,564,000
United Kingdom	$207,000	257,000	$627,000	950,000

	$12,407,000	$15,985,000	$24,943,000	$29,964,000

	Total Assets at
	June 30, December 31,
	2019	2018

United States	$20,839,000	$25,354,000
Europe	$2,118,000	3,052,000
Mexico	$11,490,000	9,476,000
United Kingdom	$780,000	879,000

	$35,227,000	$38,761,000

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

	Three Months Ended		Three Months Ended
	June 30, 2019		June 30, 2018
Customer	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Customer A	$4,179,000	34%	$4,871,000	30%
Customer B	$2,769,000	22%	$3,660,000	23%

Sales to these customers for the six months ended June 30, 2019 and 2018 are as follows:

	Six Months Ended		Six Months Ended
	June 30, 2019		June 30, 2018
Customer	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Customer A	$6,337,000	25%	$7,343,000	24%
Customer B	$6,630,000	27%	$8,110,000	27%

As of June 30, 2019, the total amounts owed to the Company by these customers were approximately $2,488,000 or 30%, and $1,044,000 or 12%, of the Company’s consolidated net accounts receivable, respectively. The amounts owed at June 30, 2018 by these customers were approximately $4,808,000 or 57%, and $1,524,000 or 18% of the Company’s consolidated net accounts receivable, respectively.

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

The interest rate swap we entered into December 14, 2017 had a three year term (ending December 14, 2020) and a notional amount of $3 million. The Company purchased a 2.25% fixed rate in exchange for the variable rate on a portion of the notes payable under the PNC Agreements, which was 1.47% at time of execution. The fair value of the swap was insignificant as of June 30, 2018 and December 31, 2018 and June 30, 2019. This instrument was terminated during 2019 as a result of the forbearance agreement entered into during March 2019.

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

Upon adoption of ASC 842 we recorded a $2.8 million increase in other assets, a $1.1 million increase in current liabilities, and a $1.7 million increase in non-current liabilities. We did not record any cumulative effect adjustments in opening retained earnings, and adoption of ASC 842 had no impact on cash flows from operating, investing, or financing activities.

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

The table below describes our lease position as of June 30, 2019:

Assets	As of June 30, 2019
Operating lease right-of-use assets	2,850,000
Accumulated amortization	(722,000)
Net lease assets	2,128,000

Liabilities
Current
Operating	1,155,000
Noncurrent
Operating	973,000
Total lease liabilities	2,128,000

Weighted average remaining term (years) – operating leases (years)	3

Weighted average discount rate – operating leases	11.25%

During the three months ended June 30, 2019, we recorded expenses related to

Operating right-of-use lease asset amortization	361,000

Total expense during three months ended June 30, 2019	361,000

During the six months ended June 30, 2019, we recorded expenses related to

Operating right-of-use lease asset amortization	722,000

Total expense during six months ended June 30, 2019	722,000

Operating lease expense were approximately $379,000 for the three months and $758,000 for the six months ended June 30, 2019. Operating lease costs are included within selling, general and administrative expenses on the condensed consolidated statements of operations.  The Company does not have any finance leases.  Cash paid for amounts included in the measurement of operating lease liabilities were approximately $361,000 for the three months and $722,000 for the six months ended June 30, 2019.

The following table summarizes the maturities of our lease liabilities for all operating leases as of June 30, 2019

(in thousands)	06/30/2019
2019	829
2020	724
2021	757
2022 and thereafter	167
Total lease payments	2,477
less: Imputed interest	-349
Present value of lease liabilities	2,128

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

Note 14 Impairment –

In connection with management’s intentions to simplify our operations and organizational structure, we identified impairments of $2.9 million related to our two European sales subsidiaries and Clever Container.   In the first quarter of 2019, the Company identified an impairment indicator related to the goodwill associated with Flexo. The impairment charge was comprised of the following:  $1.25 inventory write-off, $66,000 allowance for doubtful accounts; $1.3M impairment of goodwill; and $280,000 impairment of additional long-lived assets.

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

The company had previously included a non-cash charge of $3,000,000 during the second quarter of 2019 in anticipation of the divestiture or liquidation of European Sales entities and Clever Container.  This Form 10-Q/A has had this reserve replaced by detailed calculations.  Based on this detailed calculation herein we believe the magnitude of the initial charge was appropriate.  The change in the statement in equity was related to the increase in net gain of $237,000 and the corresponding decrease in stockholders’ equity at period end.

Yunhong CTI, LTD (f/k/a CTI Industries Corporation)
Condensed Consolidated Balance Sheets

	June 30, 2019
	As Previously Reported	Adjustments	As Restated
ASSETS
Current assets:
Cash and cash equivalents (VIE $2,000 and $57,000, respectively)	$178,298	$-	$178,298
Accounts receivable, (less allowance for doubtful accounts of $515,000 and $85,000, respectively)	8,884,291	(486,281)	8,398,010
Inventories, net (VIE $242,000 and $340,000, respectively)	20,519,240	(1,253,146)	19,266,094
Prepaid expenses (VIE $106,000 and $127,000, respectively)	394,797	(9,398)	385,399
Other current assets	1,342,896	(150,972)	1,191,924

Total current assets	31,319,522	(1,899,798)	29,419,724

Property, plant and equipment:
Machinery and equipment	23,880,732		23,880,732
Building	3,374,334		3,374,334
Office furniture and equipment (VIE $303,000 and $303,000, respectively)	2,685,450		2,685,450
Intellectual property	783,179		783,179
Land	250,000		250,000
Leasehold improvements	413,053		413,053
Fixtures and equipment at customer locations	518,450		518,450
Projects under construction	180,955	(93,098)	87,857
	32,086,153	(93,098)	31,993,055
Less : accumulated depreciation and amortization (VIE $107,000 and $104,000, respectively)	(28,657,592)	33,844	(28,623,748)
		-
Total property, plant and equipment, net	3,428,561	(59,254)	3,369,307

Other assets:
Goodwill (VIE $0 and $440,000, respectively)	1,473,176	(1,473,176)
Net deferred income tax asset	539,305	(404,211)	135,094
Operating lease right-of-use	1,872,470	255,165	2,127,636
Other non-current assets	(3,000,000)	3,000,000
Other assets	15,274	159,661	174,935
		-
Total other assets	900,225	1,537,439	2,437,665
		-
TOTAL ASSETS	$35,648,308	$(421,613)	$35,226,695

LIABILITIES AND EQUITY
Current liabilities:
Checks written in excess of bank balance (VIE $2,000 and $7,000, respectively)	$1,030,369		$1,030,369
Trade payables (VIE $77,000 and $62,000, respectively)	8,678,165		8,678,165
Line of credit (VIE $232,000 and $267,000, respectively)	12,429,643		12,429,643
Notes payable - current portion	4,522,104	(300,000)	4,222,104
Notes payable affiliates - current portion	11,727		11,727
Operating Lease Liabilities	1,005,650	149,203	1,154,853
Accrued liabilities (VIE $35,000 and $89,000, respectively)	1,705,380	(420,316)	1,285,064
		-
Total current liabilities	29,383,038	(571,113)	28,811,925

Long-term liabilities:
Notes payable - affiliates	222,408		222,408
Notes payable, net of current portion (VIE $30,000 and $27,000, respectively)	443,675	300,000	743,675
Operating Lease Liabilities	866,820	105,962	972,782
Notes payable - officers, subordinated	1,027,280	-	1,027,280
Deferred gain (non current)	257,348	-	257,348

Total long-term debt, net of current portion	2,817,531	405,962	3,223,493
		-
Total liabilities	32,200,569	(165,151)	32,035,418

Equity:
Yunhong CTI, LTD stockholders' equity:
Preferred Stock -- no par value, 3,000,000 shares authorized, 0 shares issued and outstanding
Common stock - no par value, 15,000,000 shares authorized, 3,879,608 shares issued and 3,835,950 shares outstanding	13,898,494		13,898,494
Paid-in-capital	3,461,832		3,461,832
Accumulated earnings	(6,840,594)	236,542	(6,604,052)
Accumulated other comprehensive loss	(5,753,138)		(5,753,138)
Less: Treasury stock, 43,658 shares	(160,784)		(160,784)
Total Yunhong CTI, LTD stockholders' equity	4,605,810	236,542	4,842,352
Noncontrolling interest	(1,158,071)	(493,004)	(1,651,075)
Total Equity	3,447,739	(256,462)	3,191,277
TOTAL LIABILITIES AND EQUITY	$35,648,308	$(421,613)	$35,226,695

Yunhong CTI, LTD (f/k/a CTI Industries Corporation)
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2019		2019	2019		2019
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Net Sales	$12,406,840	$-	$12,406,840	$24,943,229	$-	$24,943,229
		-			-
Cost of Sales	9,869,107	1,253,146	11,122,253	20,409,325	1,253,146	21,662,471
		-			-
Gross profit	2,537,733	(1,253,146)	1,284,587	4,533,904	(1,253,146)	3,280,758
		-
Operating expenses:		-
General and administrative	1,531,125	93,423	1,624,548	3,587,197	(114,751)	3,472,446
Selling	415,038	-	415,038	852,603	-	852,603
Advertising and marketing	270,355	(91,876)	178,479	544,235	(193,179)	351,056
Impairment on long-lived assets		258,566	258,566		1,511,742	1,511,742
Gain on sale of assets	(23,662)	-	(23,662)	(47,209)	-	(47,209)
Total operating expenses	2,192,856	260,113	2,452,969	4,936,826	1,203,812	6,140,638
		-
Income from operations	344,877	(1,513,259)	(1,168,382)	(402,922)	(2,456,958)	(2,859,880)
		-			-
Other (expense) income:		-			-
Interest expense	(516,161)	-	(516,161)	(1,063,067)	-	(1,063,067)
Interest income	335	(335)		336	(336)
Other Expense	(3,000,000)	2,914,519	(85,481)	(3,000,000)	2,605,042	(394,958)
Foreign currency loss	9,444	-	9,444	849	-	849
		-			-
Total other expense, net	(3,506,382)	2,914,184	(592,198)	(4,061,882)	2,604,706	(1,457,176)
		-
Net income before taxes	(3,161,505)	1,400,925	(1,760,580)	(4,464,804)	147,748	(4,317,056)
		-			-
Income tax expense	(43,719)	43,719		(404,210)	404,210
		-
Net income	(3,117,786)	1,357,206	(1,760,580)	(4,060,594)	(256,462)	(4,317,056)
		-
Less: Net (loss) income attributable to noncontrolling interest	(23,098)	(493,004)	(516,102)	(85,486)	(493,004)	(578,490)
		-
Net income attributable to Yunhong CTI, LTD	$(3,094,687)	$1,850,210	$(1,244,478)	$(3,975,108)	$236,542	$(3,738,566)

Other Comprehensive Income (Loss)
Foreign currency adjustment	61,333	-	61,333	297,209	-	297,209
Comprehensive Income (Loss)	$(3,033,355)	$1,850,210	$(1,183,145)	$(3,677,899)	$236,542	$(3,441,357)

Basic income per common share	$(0.81)	$0.48	$(0.32)	$(1.04)	$0.06	$(0.97)

Diluted income per common share	$(0.81)	$0.48	$(0.32)	$(1.04)	$0.06	$(0.97)

Weighted average number of shares and equivalent shares of common stock outstanding:
Basic	3,835,950	-	3,835,950	3,835,950	-	3,835,950
		-			-
Diluted	3,835,950	-	3,835,950	3,835,950	-	3,835,950

Yunhong CTI, LTD (f/k/a CTI Industries Corporation)
Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended June 30,
	2019		2019
	As Previously Reported	Adjustments	As Restated
Cash flows from operating activities:
Net loss	$(4,060,594)	$(256,462)	$(4,317,056)
Depreciation and amortization	522,670		522,670
Operating cash flows from operating leases	487,239	(487,239)
Amortization of deferred gain on sale/leaseback	155,433	(210,381)	(54,948)
Other		261,075	261,075
Provision for losses on accounts receivable	7,657	386,281	393,938
Provision for losses on inventories	25,415	1,253,146	1,278,561
Impairment of Prepaids, Current & Non Current Assets		168,931	168,931
Impairment of long-lived assets		1,252,283	1,252,283
Stock Based Compensation		52,396	52,396
Deferred income taxes	(404,210)	404,210
Loss on disposition of asset	17,480	-	17,480
Change in assets and liabilities:		-
Accounts receivable	2,001,248	161,232	2,162,480
Other non-current assets	3,000,000	(3,000,000)
Inventories	(474,804)	-	(474,804)
Prepaid expenses and other assets	(140,125)	670,297	530,172
Trade payables	1,921,337	77,158	1,998,495
Accrued liabilities	(476,644)	(117,316)	(593,960)

Net cash provided by (used in) operating activities	2,582,102	615,611	3,197,713

Cash flows from investing activities:
Purchases of property, plant and equipment	(72,662)		(72,662)

Net cash provided by (used in) investing activities	(72,662)		(72,662)

Cash flows from financing activities:
Change in checks written in excess of bank balance	394,227		394,227
Net change in revolving line of credit	(4,160,724)		(4,160,724)
Repayment of long-term debt	(554,768)		(554,768)
Proceeds from issuance of stock	955,396	(955,396)	0
Cash paid for deferred financing fees	31,388	(86,558)	(55,170)
Proceeds from issuance of long-term debt	650,000		650,000
Net cash provided by (used in) financing activities	(2,684,481)	(1,041,954)	(3,726,435)

Effect of exchange rate changes on cash	(74,811)	426,343	351,532

Net increase/(decrease) in cash and cash equivalents	(249,852)		(249,852)

Cash and cash equivalents at beginning of period	428,150		428,150

Cash and cash equivalents at end of period	$178,298	$-	$178,298

Supplemental disclosure of cash flow information:
Cash payments for interest	$1,045,943		$1,045,943
Common stock issued for accounts payable	$303,000		$303,000
Common stock issued for notes payable	$600,000		$600,000

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

Results of Operations

Net Sales. For the three and six month periods ended June 30, 2019, net sales were $12,407,000 and $24,943,000, compared to net sales of $15,985,000 and $29,964,000 for the same periods of 2018. For the three month period ended June 30, 2019 and 2018, net sales by product category were as follows:

	Three Months Ended
	June 30, 2019		June 30, 2018
		% of		% of
Product Category	(000) Omitted	Net Sales	(000) Omitted	Net Sales

Foil Balloons	4,927	40%	6,508	41%

Latex Balloons	1,983	16%	2,333	14%

Vacuum Sealing Products	1,912	15%	1,865	12%

Film Products	478	4%	609	4%

Other Sales	3,107	25%	4,670	29%

Total	12,407	100%	15,985	100%

For the six month period ended June 30, 2019 and 2018, net sales by product category were as follows:

	Six Months Ended
	June 30, 2019		June 30, 2018
		% of		% of
Product Category	(000) Omitted	Net Sales	(000) Omitted	Net Sales

Metalized Balloons	11,408	45%	14,274	48%

Latex Balloons	3,970	16%	4,482	15%

Vacuum Sealing Products	4,064	16%	3,453	11%

Film Products	1,239	5%	1,047	3%

Other	4,262	18%	6,708	23%

Total	24,943	100%	29,964	100%

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

During the three and six months ended June 30, 2019, there were two customers whose purchases represented more than 10% of the Company’s consolidated net sales. Sales to these customers for the three months ended June 30, 2019 were $4,179,000 or 34%, and $2,769,000 or 22%, of consolidated net sales, respectively. Sales to these customers for the three months ended June 30, 2018 were $4,871,000 or 30%, and $3,660,000 or 23%, of consolidated net sales, respectively. The amounts owed at June 30, 2019 by these customers were $2,488,000 or 30%, and $1,044,000 or 12%, of the Company’s consolidated net accounts receivable, respectively. As of June 30, 2018, the total amounts owed to the Company by these customers were $4.808,000 or 57%, and $1,524,000 or 18% of the Company’s consolidated net accounts receivable, respectively.

Cost of Sales. During the three and six month periods ended June 30, 2019, the cost of sales was $11,122,000 and $21,662,000, respectively, compared to $12,189,000 and $23,300,000 for the same periods ended June 30, 2018. The reduction in cost of sales was largely due to lower sales volume, net of related inefficiencies.

General and Administrative. During the three and six months ended June 30, 2019, general and administrative expenses were $1,625,000 and $3,472,000, respectively, as compared to $1,680,000 and $3,565,000 for the same periods in 2018. A one-time fee associated with the forbearance agreement in the amount of $250,000 was included in the first three months of 2019 general and administrative expenses.

Selling, Advertising and Marketing. During the three and six months ended June 30, 2019, selling, advertising and marketing expenses were $593,000 and $1,204,000, respectively, as compared to $1,290,000 and $2,446,000, respectively for the same periods in 2018. This reduction was primarily due to the full year benefit of cost reduction programs implemented during 2018.

Other Operating Expense.  During the three and six months ending June 2019, we recognized a $258,000 and $1,512,000, respectively, impairment charge on our long-lived assets in anticipation of deconsolidating Clever Container and future liquidation of our two European sales companies during 2019.

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

Financial Condition, Liquidity and Capital Resources

Cash Flow Items.

Operating Activities. During the six months ended June 30, 2019, net cash provided by operations was $3,198,000, compared to net cash used by operations during the six months ended June 30, 2018 of $167,000.

Significant changes in working capital items during the six months ended June 30, 2019 included:

●	A decrease in accounts receivable of $2,162,000 compared to an increase in accounts receivable of $671,000 in the same period of 2018.
●	An increase in inventory of $475,000 compared to an increase in inventory of $484,000 in 2018.
●	An increase in trade payables of $1,998,000 compared to an increase in trade payables of $801,000 in 2018.
●	A decrease in accrued liabilities of $594,000 compared to a decrease in accrued liabilities of $286,000 in 2018.

Investing Activity. During the six months ended June 30, 2019, cash used in investing activity was $73,000, compared to cash used in investing activity for the same period of 2018 in the amount of $18,000.

Financing Activities. During the six months ended June 30, 2019, cash used in financing activities was $3,726,000 compared to cash provided by financing activities for the same period of 2018 in the amount of $426,000. Financing activity consisted principally of changes in the balances of revolving and long-term debt.

Liquidity and Capital Resources.

At June 30, 2019, the Company had cash balances of $178,000 compared to cash balances of $453,000 for the same period of 2018.

Also, at June 30, 2019, the Company had a working capital balance of $608,000 compared to a working capital balance of $2,802,000 on December 31, 2018.

As of June 30, 2019, the Company was not in compliance with its credit facility, operating under a forbearance agreement. For this reason, $3 million of long-term debt was reclassified as current debt as of June 30, 2019. Failure to ultimately regain compliance with the terms of our credit agreement, or enter into a suitable replacement financing vehicle, could negatively impact our ability to carry on our business up to and including our ability to continue as a going concern. Additionally, we have encountered difficulties with seasonal cash flow needs, including increased costs associated with recruiting and retaining workers in the Chicago area. The failure to either regain compliance with the terms of our credit facility or properly manage seasonal cash needs could put a strain on the Company, up to and including our ability to continue as a going concern. See Note 2 for additional discussion.

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

Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk

Not applicable.

Item 4. Controls and Procedures

(a)   Restatement

        On May 8, 2020, the Audit Committee of the Board of Directors concluded, based on the recommendation of management, that we would amend and restate our quarterly consolidated financial statements for this interim period ended June 30, 2019, within this Form 10Q/A to correct the following errors:

•

Previously, the Company had no external auditor engaged. As noted in the original filing, these filing are being amended now that the Company has hired RBSM as external independent auditors, with the benefit of auditor review, and

•

To correct the timing of recognition of certain noncash charges with respect to the anticipated liquidation of subsidiaries and resulting classifications as they impact goodwill, deferred tax assets and related tax provisions, and reporting discontinued operations.

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

        We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of these disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e), as of June 30, 2019. Based on this evaluation, the Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) concluded that our disclosure controls and procedures were not effective as of June 30, 2019, the end of the period covered by this Quarterly Report on Form 10-Q/A due to the material weaknesses described below.

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

        Management has assessed the effectiveness of our internal control over financial reporting as of June 30, 2019. In making our assessment of the effectiveness of internal control over financial reporting, management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

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

        These material weaknesses resulted in the restatement of the financial statements described in Item 4(a) and material post closing adjustments which have been reflected in the financial statements for the interim periods for the year ended June 30, 2019. Additionally, as a result of the material weaknesses, we have concluded that we did not maintain effective internal control over financial reporting as of June 30, 2019.

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

Item 6.  Exhibits

The following are being filed as exhibits to this report:

Exhibit Number	Description

3.1	Restated Articles of Incorporation (Incorporated by reference to Exhibit A to Registrant’s Schedule 14A Definitive Proxy Statement filed April 29, 2015).
3.2	Amended and Restated By-Laws of Yunhong CTI, LTD (formerly CTI Industries Corporation) (Incorporated by reference to Exhibit 3.2, contained in Registrant’s Form 8-K filed on March 17, 2017).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101

Interactive Data Files, including the following materials from the Company’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2019, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: 05/29/20	Yunhong CTI Ltd. (formerly CTI Industries Corporation)

	By:	/s/ Frank J. Cesario
Frank J. Cesario
President and Chief Executive Officer
Chief Financial Officer