Form 10-Q/A
period 2019-09-30
Yunhong CTI Ltd.
filed 2020-06-01
CIK 1042187

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

The number of shares outstanding of the registrant’s common stock as of November 1, 2019 was 3,835,950 (excluding treasury shares).

QUARTERLY REPORT ON FORM 10-Q/A

For the quarterly period ended September 30, 2019

EXPLANATORY NOTE

Amendment No. 1 on Form 10-Q/A amends and restates certain items noted below in the Quarterly Report on Form 10-Q of Yunhong CTI Ltd. (formerly CTI Industries Corporation) (the “Company”) for the quarter ended September 30, 2019, as originally filed with the Securities and Exchange Commission on November 19, 2019  (the “Original Filing”).  This Form 10-Q/A amends the Original Filing to reflect the following changes.  First, the Original Filing was made without the benefit of auditor review, as noted in the filing, and this amendment reflects the inclusion of outside auditor participation.  Second, additional information of subsequent events is detailed in this amended filing. We determined that CTI Balloons (UK) and CTI Europe (Germany) were held for sale as of September 30, 2019.  Accordingly, the Company has reported the results of these operations as discontinued operations in the Consolidated Statements of Comprehensive Income and presented the related assets and liabilities as held-for-sale in the Consolidated Balance Sheets. These changes have been applied for all periods presented.  Associated with the determination that these entities were held for sale; impairments were recorded to appropriately value the entities.   Additionally, the impairment charges and deferred tax benefits previously reported were adjusted based on additional information.  Effective July 1, 2019, we determined that we are no longer the primary beneficiary of certain Variable Interest Entities.  Therefore, effective July 1, 2019, we deconsolidated these entities and their results are not included in our Consolidated Statements of Comprehensive Income subsequent to June 30, 2019.

As of January 3, 2020, the Audit Committee of the Board approved the engagement of RBSM, LLP (“RBSM”) as the Company’s independent registered public accounting firm for the Company’s fiscal year ended December 31, 2019.  This Form 10-Q/A is being prepared with the benefit of auditor review and will constitute our amended filing.

This Form 10-Q/A has also been updated to reflect disclosure of subsequent events that have occurred after the balance sheet date, but before the issuance of the associated financial statements.  The subsequent events include the Company’s decision to exit a significant product line and a change of capital structure.

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

Item 1.   Financial Statements

Yunhong CTI, LTD (f/k/a CTI Industries Corporation)
Condensed Consolidated Balance Sheets

	September 30, 2019	December 31, 2018
	Restated/Unaudited	Restated/Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$59,205	$258,238
Accounts receivable, net	6,914,584	10,245,728
Inventories, net	16,286,452	17,388,634
Prepaid expenses	452,125	834,690
Other current assets	1,145,545	784,125
Receivable from related party	1,392,666
Current assets of discontinued operations	1,304,305	3,499,319

Total current assets	27,554,882	33,010,734

Property, plant and equipment:
Machinery and equipment	23,747,842	23,668,082
Building	3,374,334	3,367,082
Office furniture and equipment	2,285,345	2,573,095
Intellectual property	783,179	783,179
Land	250,000	250,000
Leasehold improvements	409,347	409,188
Fixtures and equipment at customer locations	518,450	518,450
Projects under construction	96,696	150,272
	31,465,193	31,719,348
Less : accumulated depreciation and amortization	(28,600,235)	(27,998,437)

Total property, plant and equipment, net	2,864,958	3,720,912

Other assets:
Goodwill		1,473,176
Net deferred income tax asset	135,094	135,094
Operating lease right-of-use	1,295,745
Other assets	123,160	248,120

Total other assets	1,554,000	1,856,390

Other non-current assets of discontinued operations	-	172,798

TOTAL ASSETS	31,973,840	38,760,834

LIABILITIES AND EQUITY
Current liabilities:
Checks written in excess of bank balance	$244,201	$636,142
Trade payables	8,032,613	5,951,929
Line of credit	12,560,206	16,582,963
Notes payable - current portion	3,787,533	4,432,320
Notes payable affiliates - current portion	11,789	10,821
Operating Lease Liabilities	839,836	0
Accrued liabilities	1,062,601	1,786,761
Current liabilities of discontinued operations	1,071,617	807,776

Total current liabilities	27,610,396	30,208,712

Long-term liabilities:
Notes payable - affiliates	19,347	167,248
Notes payable, net of current portion	839,207	399,912
Operating Lease Liabilities	455,909
Notes payable - officers, subordinated	1,042,766	1,597,019
Deferred gain (non-current)	214,074	100,340
Other long-term liabilities of discontinued operations	-	31,874

Total long-term liabilities	2,571,303	2,296,393

TOTAL LIABILITIES	30,181,699	32,505,105

Equity:
Yunhong CTI, LTD stockholders' equity:
Preferred Stock -- no par value, 3,000,000 shares authorized, 0 shares issued and outstanding
Common stock - no par value, 15,000,000 shares authorized, 3,879,608 shares issued and 3,835,950 shares outstanding	13,898,494	13,898,494
Paid-in-capital	3,481,838	2,506,437
Accumulated earnings	(8,545,637)	(2,865,486)
Accumulated other comprehensive loss	(6,034,745)	(6,050,347)
Less: Treasury stock, 43,658 shares	(160,784)	(160,784)
Total Yunhong CTI, LTD stockholders' equity	2,639,166	7,328,314
Noncontrolling interest	(847,025)	(1,072,585)
Total Equity	1,792,141	6,255,729
TOTAL LIABILITIES AND EQUITY	$31,973,840	$38,760,834

See accompanying notes to condensed consolidated unaudited financial statements

Yunhong CTI, LTD (f/k/a CTI Industries Corporation)
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
	Restated	Restated	Restated	Restated
Net Sales	$8,329,043	$10,128,436	$30,297,835	$36,508,220
	-	-		-
Cost of Sales	7,706,748	8,295,669	25,651,678	28,776,700
	-	-		-
Gross profit	622,295	1,832,767	4,646,157	7,731,520
	-	-		-
Operating expenses:	-	-		-
General and administrative	1,148,482	1,277,503	3,939,289	4,307,784
Selling	233,506	629,706	842,546	2,208,925
Advertising and marketing	134,040	302,985	485,096	931,475
Impairment on long-lived assets		-	1,472,382
Gain on loss of control of VIEs	(218,527)	-	(218,527)
Gain on sale of assets	(23,054)	(24,061)	(70,263)	(71,474)
Total operating expenses	1,274,447	2,186,133	6,450,524	7,376,710
	-	-		-
Loss from operations	(652,152)	(353,366)	(1,804,367)	354,810
	-	-		-
Other (expense) income:	-	-		-
Interest expense	(464,546)	(462,855)	(1,493,264)	(1,560,130)
Interest income		(27)		(356)
Other Income/(expense)	(82,873)	(57)	(485,742)	1,601
Foreign currency loss	(25,747)	24,584	(27,458)	8,336
		-		-
Total other expense, net	(573,166)	(438,355)	(2,006,464)	(1,550,549)
	-	-		-
Loss from continuing operations before taxes	(1,225,318)	(791,721)	(3,810,831)	(1,195,739)
	-	-		-
Income tax benefit		(221,803)	-	(347,318)
		-		-
		-		-
Loss from continuing operations	(1,225,318)	(569,918)	(3,810,831)	(848,422)

Income (Loss) from discontinued operations (including loss on HFS of $0.6M), net of tax	(999,251)	23,693	(2,730,796)	37,354
		-
Net loss	$(2,224,569)	$(546,225)	$(6,541,627)	$(811,068)

Less: Net (loss) income attributable to noncontrolling interest	(282,985)	13,072	(861,475)	(38,968)

Net loss attributable to Yunhong CTI, LTD	$(1,941,584)	$(559,297)	$(5,680,152)	$(772,100)

Other Comprehensive Income (Loss)
Foreign currency adjustment	(281,817)	231,827	15,603	(110,605)
Comprehensive loss	$(2,223,401)	$(327,470)	$(5,664,549)	$(882,705)

Basic loss per common share
Continuing operations	(0.25)	$(0.16)	(0.77)	$(0.23)
Discontinued operations	(0.26)	0.00	(0.71)	0.01
Basic loss per common share	$(0.51)	$(0.16)	$(1.48)	$(0.22)

Diluted loss per common share
Continuing operations	$(0.25)	$(0.16)	$(0.77)	$(0.23)
Discontinued operations	(0.26)	0.00	(0.71)	(0.01)
Diluted loss per common share	$(0.51)	$(0.16)	$(1.48)	$(0.22)

Weighted average number of shares and equivalent shares of common stock outstanding:
Basic	3,835,950	3,530,227	3,835,950	3,530,227

Diluted	3,835,950	3,530,227	3,835,950	3,530,227

See accompanying notes to condensed consolidated unaudited financial statements

Yunhong CTI, LTD (f/k/a CTI Industries Corporation)
Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended September 30,
	2019	2018
	Restated
Cash flows from operating activities:
Net loss	$(6,541,627)	$(811,068)
Depreciation and amortization	835,302	981,449
Amortization of deferred gain on sale/leaseback	(82,422)	(83,394)
Other	248,974
Provision for losses on accounts receivable	399,463	(40,924)
Provision for losses on inventories	1,249,519	14,250
Impairment of long-lived assets	1,252,283
Stock Based Compensation	72,401	139,450
Impairment of Prepaids, Current Assets, and Other Non-Current Assets	168,931
Gain on deconsolidation of Clever	(218,534)
Impairment of assets held for sale	604,483
Deferred income taxes	-	(347,725)
Loss on disposition of asset	17,480
Change in assets and liabilities:
Accounts receivable	2,776,396	1,717,018
Inventories	1,435,411	(819,293)
Prepaid expenses and other assets	228,389	(776,294)
Trade payables	1,892,671	385,715
Accrued liabilities	(166,823)	(267,938)

Net cash provided by operating activities	4,172,297	91,246

Cash flows from investing activities:
Purchases of property, plant and equipment	(144,222)	(323,785)

Net cash provided by (used in) investing activities	(144,222)	(323,785)

Cash flows from financing activities:
Change in checks written in excess of bank balance	(391,313)	149,447
Net change in revolving line of credit	(3,808,012)	821,390
Repayment of long-term debt	(913,855)	(697,040)
Cash paid for deferred financing fees	(82,763)	(32,805)
Proceeds from issuance of long-term debt	650,000

Net cash provided by (used in) financing activities	(4,545,943)	240,992

Effect of exchange rate changes on cash	205,692	84,360

Net increase/(decrease) in cash and cash equivalents	(312,176)	92,813

Cash and cash equivalents at beginning of period	428,150	181,026

Cash and cash equivalents at end of period	$115,974	$273,839

The cash flows related to discontinued operations have not been segregated, and are included in the Consolidated Statements of Cash Flows. The cash and equivalents amounts presented above differ from cash and equivalents in the Consolidated Balance Sheets due to cash included in “Current assets of discontinued operations in amount of $57,000.”

Supplemental disclosure of cash flow information:
Cash payments for interest	$1,558,817	$1,381,149
Common stock issued for accounts payable	$303,000
Common stock issued for notes payable	$600,000

See accompanying notes to condensed consolidated unaudited financial statements

Yunhong CTI, LTD (f/k/a CTI Industries Corporation)
Consolidated Statements of Stockholders' Equity (Restated)

	Yunhong CTI, LTD
					Accumulated
					Other	Less
	Common Stock		Paid-in	Accumulated	Comprehensive	Treasury Stock		Noncontrolling
	Shares	Amount	Capital	(Deficit) Earnings	Loss	Shares	Amount	Interest	TOTAL
Balance December 31, 2018	3,578,885	$13,898,494	$2,506,437	$(2,865,486)	$(6,050,347)	(43,658)	$(160,784)	$(1,072,585)	6,255,729

									-
Note conversion - Schwan	180,723		600,000						600,000
Less deconsolidation of VIE								1,087,035	1,087,035
Stock Issued	120,000		303,000						303,000
Stock Option Expense			72,401						72,401
Net Income				(5,680,152)				(861,475)	(6,541,627)
Other comprehensive income, net of taxes					15,603				15,603
Foreign currency translation									-
Balance September 30, 2019, restated	3,879,608	$13,898,494	$3,481,838	$(8,545,638)	$(6,034,744)	(43,658)	$(160,784)	$(847,025)	$1,792,141

See accompanying notes to consolidated financial statements

Yunhong CTI Ltd. (formerly CTI Industries Corporation) and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 - Basis of Presentation

The accompanying condensed (a) consolidated balance sheet as of December 31, 2018, which has been derived from audited consolidated financial statements, and (b) the unaudited interim condensed consolidated financial statements have been prepared and, in the opinion of management, contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the consolidated financial position and the consolidated statements of comprehensive income and consolidated cash flows for the periods presented in conformity with generally accepted accounting principles for interim consolidated financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2019. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2018.

Principles of consolidation and nature of operations:

The condensed consolidated financial statements include the accounts of Yunhong CTI Ltd. (formerly CTI Industries Corporation) and its wholly-owned subsidiaries, CTI Balloons Limited (CTI Balloons) and CTI Supply, Inc., its majority-owned subsidiaries, Flexo Universal, S. de R.L. de C.V. (Flexo) and CTI Europe GmbH (CTI Europe), as well as the accounts of Venture Leasing S. A. de R. L. (VLM). As discussed in Note 2 Discontinued Operations, effective in the third quarter, the Company determined that it is exiting CTI Balloons and CTI Europe. Accordingly, the operations of these entities are classified as discontinued operations in these financial statements.

The Company (i) designs, manufactures and distributes balloon and related novelty (candy and party related) products, (ii) operates systems for the production, lamination, coating and printing of films used for food packaging and other commercial uses and for conversion of films to flexible packaging containers and other products, and (iii) distributes vacuum sealing products and home organization products in the United States.

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

The Company has variable interests in Venture Leasing L.L.C (VL) and Clever Container Company, L.L.C. (Clever). Through June 30, 2019, the Company had determined that it was the primary beneficiary of these entities and included them in our consolidated results. In the third quarter, we determined that operationally material changes in our involvement with Clever and VL resulted in us having no power over the decisions which impact their financial performance. Therefore, we are no longer the primary beneficiary of these entities. Effective July 1, 2019, we deconsolidated these entities and their results are not included in our Consolidated Statements of Comprehensive Income subsequent to June 30, 2019. Upon deconsolidation of these entities, we recognized a gain of $219,000. In accordance with ASC 810-10 because the carrying value of the noncontrolling interest of Clever which was eliminated exceeded the net carrying value of the assets and liabilities of Clever. The Company determined that there was no fair value associated with its remaining noncontrolling interest in Clever based on an income approach.

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

As of September 30, 2019, and 2018, shares to be issued upon the exercise of options and warrants aggregated 471,000 and 471,000, respectively. The number of shares included in the determination of earnings on a diluted basis for the three months ended September 30, 2019 and 2018 were 25,000 and 25,000, respectively. For the nine months ended September 30, 2019 and 2018, the same share disclosure was 25,000 and 25,000, respectively.

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

Note 2 – Discontinued Operations

In July 2019 management and the Board engaged in a review of CTI Balloons and CTI Europe and determined that they are not accretive to the Company overall, add complexity to the Company’s structure and utilize resources. Therefore, as of July 19, 2019, the board authorized management to divest of CTI Balloons and CTI Europe. These actions are being taken to focus our resources and efforts on our core business activities, particularly foil balloons and ancillary products based in North America. The Company determined that these entities met the held-for-sale and discontinued operations accounting criteria. Accordingly, the Company has reported the results of these operations as discontinued operations in the Consolidated Statements of Comprehensive Income and presented the related assets and liabilities as held-for-sale in the Consolidated Balance Sheets. These changes have been applied for all periods presented. The Company divested its CTI Balloons (United Kingdom) subsidiary in the fourth quarter 2019 and expects to divest CTI Europe (Germany) in the first half of 2020.

In connection with management’s intentions to simplify these operations and organizational structure, we identified write-offs of $88,000 and $1.7 million for the three and nine months ended September 30, 2019, respectively, related to CTI Balloons and CTI Europe. The charges for the three months ended September 30, 2019 were comprised of the following: $78,000 inventory and other assets and $10,000 allowance for doubtful accounts. The charges for the nine months ended September 30, 2019 were comprised of the following: $1.3M inventory, $76,000 allowance for doubtful accounts; and $280,000 for other assets. Additionally, it recognized an impairment charge of $1.0 million, including $167,000 of previously unrecognized currency translation adjustment losses because the Company is completely exiting its operations in Germany and the UK once the divestitures occur.

CTI Balloons recorded losses from discontinued operations, net of taxes of ($433,000) and ($996,000) for the three and nine months ended September 30, 2019, respectively (including an estimated loss on sale of $321,000). The losses, net of tax were ($8,000) and ($59,000) for the three and nine months ended September 30, 2018, respectively.

CTI Europe recorded losses from discontinued operations, net of taxes of ($566,000) and ($1,735,000) for the three and nine months ended September 30, 2019, respectively (including an estimated loss on sale of $283,000). The income, net of taxes were $32,000 and $96,000 for the three and nine months ended September 30, 2018, respectively.

Summarized Discontinued Operations Financial Information

The following table summarizes the major line items for the International operations that are included in the income from discontinued operations, net of tax line item in the Consolidated Statements of Income for the three months ending

	09/30/19	09/30/18
Income Statement
Net Sales	$1,177,953	$1,397,033
Cost of Sales	1,163,985	1,041,266

Gross Margin	13,968	355,767

Impairment of Long-Lived Assets
SG&A	373,625	330,898

Operating Income	(359,657)	24,869

Other Expense (income)	35,111	(8,038)

pretax loss from discontinued operations	(394,768)	32,907

Loss from classification to held for sale	604,483	-
Income Tax Expense	-	9,214

(Loss)Income prior to non-controlling interest	(999,251)	23,693

Non-controlling Interest share of profit/loss	(271,807)	15,411

(Loss) Income attributable to CTI shareholders	$(727,444)	$8,282

The following table summarizes the major line items for the International operations that are included in the income from discontinued operations, net of tax line item in the Consolidated Statements of Income for the nine months ending

	09/30/19	09/30/18
Income Statement
Net Sales	$4,152,390	$4,981,152
Cost of Sales	4,881,526	3,860,225

Gross Margin	(729,136)	1,120,927

Impairment of Long-Lived Assets	(4,173)
SG&A	1,342,360	1,103,266

Operating Income	(2,067,323)	17,662

Other Expense (income)	58,990	(34,219)

Pretax loss from discontinued operations	(2,126,313)	51,880

Loss from classification to held for sale	604,483	-
Income Tax Expense	-	14,526

Income (loss) prior to non-controlling interest	(2,730,796)	37,354

Non-controlling Interest share of (loss)/income	(837,136)	46,067

Income (loss) attributable to CTI shareholders	$(1,893,660)	$(8,713)

The following table summarizes the carrying amounts of major classes of assets and liabilities of discontinued operations for each of the periods presented:

	9/30/2019	12/31/2018
Balance Sheet
Assets
Current Assets
Cash on hand and Banks	$56,769	$169,912
Accounts Receivable	687,607	584,827
Inventory	453,395	2,618,854
Prepaid & Other	-	125,726

TOTAL Current Assets	1,197,771	3,499,319

NET Property, Plant, and Equipment	105,594	94,069

Other Assets
Operating lease right-of-use	561,120	-
Other	44,303	78,729
TOTAL Other Assets	605,423	78,729
TOTAL Non-Current Assets	711,017	172,798
Less Valuation Allowance on Held for Sale classification	(604,483)
TOTAL Assets	$1,304,305	$3,672,117

Liabilities
Current Liabilities
Trade Accounts Payable	$435,785	$727,741
Operating Lease Liabilities - Current	382,214	-
Other/Accrued Liabilities	43,425	80,035
TOTAL Current Liabilities	861,424	807,776

Non-Current Liabilities
Operating Lease Liabilities - Non Current	178,906	-
Other Non-Current	31,287	31,874
TOTAL Non-Current Liabilities	210,193	31,874
	-	-
TOTAL Liabilities	$1,071,617	$839,650

The cash flows related to discontinued operations have not been segregated and are included in the Consolidated Statements of Cash Flows. The following table summarizes depreciation from discontinued operations for each of the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Depreciation	7,321	7,963	20,519	21,588

Note 3 – Liquidity and Going Concern

The Company’s primary sources of liquidity are cash and cash equivalents as well as availability under the Credit Agreement with PNC Bank, National Association (“PNC”) (see Note 4). As indicated in Note 4, twice during 2018 we violated covenants in our credit facility and as of March 2019 we entered into a forbearance agreement with PNC. Under the terms of this agreement, financial covenants as of March 31, 2019 were not considered and all previously identified compliance failures were waived, but we remain out of compliance with the terms of our credit facility, as amended, including the covenants as of June 30, 2019 calculated on or about July 31, 2019. On August 1, 2019, PNC issued a Default and Reservation of Rights letter to the Company, in which PNC advised that line of credit advances would continue to be available to the Company at PNC’s sole discretion, and subject to its terms and conditions. On October 18, 2019, we entered into a new forbearance agreement with PNC (“Amendment 4”). Identified events of default were waived until January 10, 2020 with respect to Yunhong CTI, LTD, but not its Mexican subsidiary (Flexo), subject to its terms and conditions. On January 13, 2020, we entered into a new forbearance agreement with PNC (“Amendment 5”). PNC agreed to (i) waive the Loan Agreement’s requirement that the Company apply the net proceeds of the Offering first to the Term Loans (as defined in the Loan Agreement), and agreed that the Company shall instead apply the net proceeds of the Offering to the Revolving Advances (as defined in the Loan Agreement) and in connection therewith the Revolving Commitment Amount (as defined in the Loan Agreement) shall be reduced on a dollar for dollar basis by the amount so applied to the Revolving Advances, and (ii) forebear from exercising the rights and remedies in respect of the Existing Defaults afforded to Lender under the Loan Agreement for a period ending no later than December 31, 2020.

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

Management Assessment

Considering both quantitative and qualitative information, we believe that our plans to obtain additional financing may provide us with an ability to finance our operations through 2020 and, if successfully executed, may mitigate the substantial doubt about our ability to continue as a going concern.

Note 4 - Debt

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

Note 5 - Stock-Based Compensation; Changes in Equity

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

Note 6 - Legal Proceedings

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

During 2019, four claims have been filed against us claiming failure to pay contractually obligated amounts. Three of these claims have been filed by former vendors, and the fourth by a current vendor. The total of these four claims exceeds $0.7 million. All are being actively defended, and the claimed amount is recorded on our balance sheet as of September 30, 2019. Some of the largest with a combined claimed value of approximately $0.6M have subsequently been settled at approximately 50% of the amount claimed. Additional smaller amounts are pending some form of resolution.

Note 7 - Other Comprehensive Income

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

Note 8 - Geographic Segment Data

The Company has determined that it operates primarily in one business segment that designs, manufactures and distributes film and film related products for use in packaging, storage and novelty balloon products. The Company operates in foreign and domestic regions. Information about the Company's continuing operations by geographic area is as follows:

	Net Sales to Outside Customers		Net Sales to Outside Customers
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

United States	$5,984,000	$7,732,000	$23,468,000	$29,549,000
Mexico	2,345,000	2,396,000	6,830,000	6,959,000

	$8,329,000	$10,128,000	$30,298,000	$36,508,000

	Total Assets at
	September 30,	December 31,
	2019	2018

United States	$19,409,000	$25,613,000
Mexico	11,260,000	9,476,000
Assets Held for Sale International Subsidiaries	1,305,000	3,672,000

	$31,974,000	$38,761,000

Note 9 - Inventories, Net of Continuing Operations

	September 30, 2019	December 31, 2018
Raw materials	$1,852,768	$1,994,741
Work in process	3,124,781	3,052,224
Finished goods	11,454,025	12,300,010
In Transit	148,183	480,716
Allowance for excess quantities	(293,306)	(439,057)
Total inventories	$16,286,452	$17,388,634

Note 10 - Concentration of Credit Risk

Concentration of credit risk with respect to trade accounts receivable is generally limited due to the large number of entities comprising the Company's customer base. The Company performs ongoing credit evaluations and provides an allowance for potential credit losses against the portion of accounts receivable which is estimated to be uncollectible. Such losses have historically been within management's expectations. During the three and nine months ended September 30, 2019 and 2018, there were two customers whose purchases represented more than 10% of the Company’s consolidated net sales, respectively. Sales to these customers for the three ended September 30, 2019 and 2018 are as follows:

	Three Months Ended		Three Months Ended
	September 30, 2019		September 30, 2018
Customer	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Customer A	$1,799,000	22%	$2,395,000	24%
Customer B	$1,559,000	19%	$2,686,000	27%

Sales to these customers for the nine months ended September 30, 2019 and 2018 are as follows:

	Nine Months Ended		Nine Months Ended
	September 30, 2019		September 30, 2018
Customer	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Customer A	$8,136,000	27%	$9,738,000	27%
Customer B	$8,424,000	28%	$10,796,000	30%

As of September 30, 2019, the total amounts owed to the Company by these customers were approximately $1,777,000 or 26%, and $996,000 or 14%, of the Company’s consolidated net accounts receivable, respectively. The amounts owed at September 30, 2018 by these customers were approximately $2,241,000 or 22%, and $1,702,000 or 17% of the Company’s consolidated net accounts receivable, respectively.

Note 11 - Related Party Transactions

Stephen M. Merrick, Chief Executive Officer of the Company, is of counsel to the law firm of Vanasco Genelly and Miller PC which used to provide legal services to the Company. Legal fees paid by the Company to this firm for the three months ended September 30, 2019 and 2018, respectively, were none and none. Legal fees paid by the Company to this firm for the nine months ended September 30, 2019 and 2018, respectively, were none and $88,000.  On July 1, 2019, the Company deconsolidated Clever, and as result the Company has a note receivable of $1.3 million. One of owners of Clever is Mr. Schwan, the Company’s chairman.

Note 12 - Derivative Instruments; Fair Value

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

The interest rate swap we entered into December 14, 2017 had a three-year term (ending December 14, 2020) and a notional amount of $3 million. The Company purchased a 2.25% fixed rate in exchange for the variable rate on a portion of the notes payable under the PNC Agreements, which was 1.47% at time of execution. The swap was terminated during 2019 as a result of the first forbearance agreement with the bank.

Note 13 - Leases

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

The table below describes our lease position as of September 30, 2019:

Assets	As of September 30, 2019
Operating lease right-of-use assets	2,234,000
Accumulated amortization	(938,000)
Net lease assets	1,296,000

Liabilities
Current
Operating	840,000
Noncurrent
Operating	456,000
Total lease liabilities	1,296,000

Weighted average remaining term (years) – operating leases (in years)	2

Weighted average discount rate – operating leases	11.25%

During the three months ended September 30, 2019, we recorded expenses related to

Operating right-of-use lease asset amortization	216,000

Total expense during three months ended September 30, 2019	216,000

During the nine months ended September 30, 2019, we recorded expenses related to

Operating right-of-use lease asset amortization	938,000

Total expense during nine months ended September 30, 2019	938,000

Operating lease expense were approximately $216,000 for the three months and $938,000 for the nine months ended September 30, 2019. Operating lease costs are included within selling, general and administrative expenses on the condensed consolidated statements of operations.  The Company does not have any finance leases.  Cash paid for amounts included in the measurement of operating lease liabilities were approximately $216,000 for the three months and $938,000 for the nine months ended September 30, 2019.

The following table summarizes the maturities of our lease liabilities for all operating leases as of September 30,2019

(in thousands)	09/30/2019
2019	192
2020	752
2021	425
2022 and thereafter	60
Total lease payments	1,429
less: Imputed interest	(133)
Present value of lease liabilities	1,296

Note 14 - Impairment

Upon closing of the first quarter of 2019, the Company identified an impairment indicator related to the goodwill associated with Clever Container.  As a result of an impairment test, the Company fully impaired the goodwill related to Clever Container in the first quarter and recorded an impairment charge of $220,000.  Upon closing of the first quarter of 2019, the Company identified an impairment indicator related to the goodwill associated with Flexo.  As a result of an impairment test, the Company fully impaired the goodwill related to Flexo in the first quarter of 2019 and recorded an impairment charge of $1,033,000.

Note 15 - Subsequent Events

In October 2019, we determined that we would not renew our Trademark License Agreement with SC Johnson when it expired on December 31, 2019.   Under this Agreement, we were licensed to manufacture and sell a line of vacuum sealing machines and pouches under the Ziploc® Brand Vacuum Sealer System.   The terms of the Agreement included a run-off provision which allowed us to sell products under the Ziploc® trademark for 90 days after the end of the Agreement.   For the three and nine months ended September 30, 2019, we had revenue of $2.0 million and $6.3M, respectively, associated with products which utilized the Ziploc® trademark.   Our exit of the Ziploc® product line is considered a strategic shift and will have a major effect on our operations and financial results on a go forward basis.   However, as we continued to utilize the Ziploc® related assets in 2020, those assets will not be considered abandoned until they cease to be used at the end of the first quarter of 2020.   Therefore, our Ziploc® operations cannot be classified as discontinued operations in these financial statements but will be presented as discontinued operations when all of the applicable accounting criteria are met. We have also dramatically changed our capital structure.  On January 3, 2020 we entered into a securities purchase agreement, as amended on February 24, 2020 and April 13, 2020, (the “LF Purchase Agreement”) with LF International Pte., a Singapore private limited company (the “LF International”), which is controlled by Company director Mr. Yubao Li, pursuant to which the Company agreed to issue and sell, and LF International agreed to purchase, up to 500,000 shares of the Company’s newly created Series A Convertible Preferred Stock (“Series A Preferred”), with each share of Series A Preferred initially convertible into ten shares of the Company’s common stock, at a purchase price of $10.00 per share, for aggregate gross proceeds of $5,000,000 (the “LF International Offering”).  As a result of the LF International Offering, a change of control of the Company may occur. As permitted by the LF Purchase Agreement, the Company may, in its discretion issue up to an additional 200,000 shares of Series A Preferred for a purchase price of $10.00 per share to additional investors (the “Additional Shares Offering,” and collectively with the LF International Offering, the “Offering”). On January 13, 2020, the Company conducted its first closing of the LF International Offering, resulting in aggregate gross proceeds of $2,500,000. Pursuant to the LF Purchase Agreement, LF International received the right to nominate and elect one member to the Company’s board of directors (subject to certain adjustments), effective as of the first closing, as well as a second director by the earlier of (i) the Company’s upcoming 2020 annual meeting of shareholders and (ii) May 15, 2020 and a third director by the Company’s upcoming 2020 annual meeting of shareholders. Pursuant to LF International’s nomination, effective January 13, 2020, the Board appointed Mr. Yubao Li as a director of the Company. Additionally, pursuant to the LF Purchase Agreement, on March 12, 2020, the Company changed its name to Yunhong CTI Ltd. To date, the Company has sold 492,660 shares of Series A Preferred to LF International and other accredited investors for aggregate gross proceeds of $4,926,600. Additionally, on April 1, 2020, an investor converted an accounts receivable of $482,000 owed to the investor by the Company in exchange for 48,200 shares of Series A Preferred.  Our business and results of operations may be negatively impacted by the spread of COVID-19.  We sell our products throughout the United States and in many foreign countries and may be impacted by public health crises beyond our control. This could disrupt our operations and negatively impact sales of our products. Our customers, suppliers and distributors may experience similar disruption. In December 2019, COVID-19 was reported in Wuhan, China. The World Health Organization has since declared the outbreak to constitute a pandemic. The extent of the impact of COVID-19 on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, the impact on our customers and employees, all of which are uncertain and cannot be predicted. The preventative and protective actions that governments have taken to counter the effects of COVID-19 have resulted in a period of business disruption, including delays in shipments of products and raw materials. To the extent the impact of COVID-19 continues or worsens, the demand for our products may be negatively impacted, and we may have difficulty obtaining the materials necessary for the production of our products. In addition, the production facilities of our suppliers may be closed for sustained periods of time and industry-wide shipment of products may be negatively impacted, the severity of which may exceed the $1 million in Payroll Protection Program funds received by the Company from the US Federal Government. COVID-19 has also delayed certain strategic transactions the Company intended to close on in the near future and the Company does not know if and when such transactions will be completed.

Note 16 – Restatement of Financial Statements

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

Yunhong CTI, LTD (f/k/a CTI Industries Corporation)
Condensed Consolidated Balance Sheets

	September 30, 2019
	As Previously Reported	Adjustments	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$126,647	$(67,442)	$59,205
Accounts receivable	8,134,291	(1,219,707)	6,914,584
Inventories, net	18,345,406	(2,058,954)	16,286,452
Prepaid expenses	556,594	(104,469)	452,125
Other current assets	1,293,899	(148,354)	1,145,545
Receivable from related party		1,392,666	1,392,666
Current assets of discontinued operations		1,304,305	1,304,305

Total current assets	28,456,837	(901,955)	27,554,882

Property, plant and equipment:
Machinery and equipment	23,883,267	(135,425)	23,747,842
Building	3,374,334		3,374,334
Office furniture and equipment	2,692,423	(407,078)	2,285,345
Intellectual property	783,179		783,179
Land	250,000		250,000
Leasehold improvements	409,347		409,347
Fixtures and equipment at customer locations	518,450		518,450
Projects under construction	189,795	(93,099)	96,696
	32,100,795	(635,602)	31,465,193
Less : accumulated depreciation and amortization	(28,865,571)	265,336	(28,600,235)

Total property, plant and equipment, net	3,235,224	(370,266)	2,864,958

Other assets:
Goodwill	1,473,176	(1,473,176)
Net deferred income tax asset	1,051,128	(916,034)	135,094
Operating lease right-of-use	1,711,812	(416,067)	1,295,745
Other non-current assets	(3,000,000)	3,000,000
Other assets	(31,086)	154,246	123,160

Total other assets	1,205,030	348,970	1,554,000

Other non-current assets of discontinued operations			-

TOTAL ASSETS	$32,897,091	$(923,251)	31,973,840

LIABILITIES AND EQUITY
Current liabilities:
Checks written in excess of bank balance	$244,829	$(628)	$244,201
Trade payables	8,522,419	(489,806)	8,032,613
Line of credit	12,774,347	(214,141)	12,560,206
Notes payable - current portion	3,787,533		3,787,533
Notes payable affiliates - current portion	11,789		11,789
Operating Lease Liabilities	1,268,257	(428,421)	839,836
Accrued liabilities	1,550,238	(487,637)	1,062,601
Current liabilities of discontinued operations		1,071,617	1,071,617

Total current liabilities	28,159,412	(549,016)	27,610,396

Long-term liabilities:
Notes payable - affiliates	221,362	(202,015)	19,347
Notes payable, net of current portion		839,207	839,207
Operating Lease Liabilities	868,707	(412,798)	455,909
Notes payable - officers, subordinated	443,555	599,211	1,042,766
Other long-term liabilities	1,042,766	(828,692)	214,074
Deferred income tax liability	214,074	(214,074)	-
Other long-term liabilities of discontinued operations	-		-
Total long-term debt, net of current portion	2,790,464	(219,161)	2,571,303

Total long-term liabilities	2,790,464	(219,161)	2,571,303

TOTAL LIABILITIES	30,949,876	(768,177)	30,181,699

Equity:
Yunhong CTI, LTD stockholders' equity:
Preferred Stock -- no par value, 3,000,000 shares authorized, 0 shares issued and outstanding	-
Common stock - no par value, 15,000,000 shares authorized, 3,879,608 shares issued and 3,835,950 shares outstanding	13,898,494		13,898,494
Paid-in-capital	3,481,838		3,481,838
Accumulated earnings	(8,007,958)	(537,679)	(8,545,637)
Accumulated other comprehensive loss	(6,034,745)		(6,034,745)
Less: Treasury stock, 43,658 shares	(160,784)		(160,784)
Total Yunhong CTI, LTD stockholders' equity	3,176,845	(537,679)	2,639,166
Noncontrolling interest	(1,229,630)	382,605	(847,025)
Total Equity	1,947,215	(155,074)	1,792,141
TOTAL LIABILITIES AND EQUITY	$32,897,091	$(923,251)	$31,973,840

Yunhong CTI, LTD (f/k/a CTI Industries Corporation)
Condensed Consolidated Statements of Comprehensive Income

	For the Three Months Ended September 30,
	2019		2019
	As Previously Reported	Adjustments	As Restated
Net Sales	$8,537,475	$(208,432)	$8,329,043
		-	-
Cost of Sales	7,729,851	(23,103)	7,706,748
		-	-
Gross profit	807,624	(185,329)	622,295
		-	-
Operating expenses:		-	-
General and administrative	1,466,830	(318,348)	1,148,482
Selling	377,577	(144,071)	233,506
Advertising and marketing	222,061	(88,021)	134,040
Impairment on long-lived assets		-
Gain on loss of control of VIEs		(218,527)	(218,527)
Gain on sale of assets	(23,054)	-	(23,054)
Total operating expenses	2,043,414	(768,967)	1,274,447
		-	-
Income/(Loss) from operations	(1,235,790)	583,638	(652,152)

Other (expense) income:
Interest expense	(486,636)	22,090	(464,546)
Interest income	99	(99)
Other Expense	-	(82,873)	(82,873)
Foreign currency loss	(28,420)	2,673	(25,747)

Total other expense, net	(514,957)	(58,209)	(573,166)
			-
Income from continuing operations before taxes	(1,750,747)	525,429	(1,225,318)
			-
Income tax expense	(511,823)	511,823

Income from continuing operations	(1,238,924)	13,606	(1,225,318)

Income (Loss) from discontinued operations (including loss on HFS of $0.6M), net of tax		(999,251)	(999,251)

Net income (loss)	$(1,238,924)	$(985,645)	$(2,224,569)

Less: Net (loss) income attributable to noncontrolling interest	(71,559)	(211,426)	(282,985)

Net income attributable to Yunhong CTI, LTD	$(1,167,365)	$(774,219)	$(1,941,584)

Other Comprehensive Income (Loss)
Foreign currency adjustment	(281,817)		(281,817)
Comprehensive Income (Loss)	$(1,449,182)	$(774,219)	$(2,223,401)

Basic income per common share
Continuing operations	$(0.30)	$0.05	(0.25)
Discontinued operations		(0.26)	(0.26)
Basic income per common share	$(0.30)	$(0.21)	$(0.51)

Diluted income per common share
Continuing operations	$(0.30)	$0.5	$(0.25)
Discontinued operations		(0.26)	(0.26)
Diluted income per common share	$(0.30)	$(0.21)	$(0.51)

Weighted average number of shares and equivalent shares of common stock outstanding:
Basic	3,835,950		3,835,950

Diluted	3,835,950		3,835,950

	For the Nine Months Ended September 30,
	2019		2019
	As Previously Reported	Adjustments	As Restated
Net Sales	$33,480,704	$(3,182,869)	$30,297,835

Cost of Sales	28,139,175	(2,487,497)	25,651,678

Gross profit	5,341,529	(695,372)	4,646,157

Operating expenses:
General and administrative	5,054,028	(1,114,739)	3,939,289
Selling	1,230,181	(387,635)	842,546
Advertising and marketing	766,297	(281,201)	485,096
Impairment on long-lived assets		1,472,382	1,472,382
Gain on loss of control of VIEs		(218,527)	(218,527)
Gain on sale of assets	(70,263)		(70,263)
Total operating expenses	6,980,243	(529,719)	6,450,524

Income/(Loss) from operations	(1,638,714)	(165,653)	(1,804,367)

Other (expense) income:
Interest expense	(1,549,703)	56,439	(1,493,264)
Interest income	435	(435)
Other Expense	(3,000,000)	2,514,258	(485,742)
Foreign currency loss	(27,568)	110	(27,458)

Total other expense, net	(4,576,836)	2,570,372	(2,006,464)

Income from continuing operations before taxes	(6,215,550)	2,404,719	(3,810,831)

Income tax expense	(916,033)	916,033	-

Income from continuing operations	(5,299,517)	1,488,686	(3,810,831)

Income (Loss) from discontinued operations (including loss on HFS of $0.6M), net of tax		(2,730,796)	(2,730,796)

Net income (loss)	$(5,299,517)	$(1,242,110)	$(6,541,627)

Less: Net (loss) income attributable to noncontrolling interest	(157,045)	(704,430)	(861,475)

Net income attributable to Yunhong CTI, LTD	$(5,142,472)	$(537,680)	$(5,680,152)

Other Comprehensive Income (Loss)
Foreign currency adjustment	15,603		15,603
Comprehensive Income (Loss)	$(5,126,869)	$(537,680)	$(5,664,549)

Basic income per common share
Continuing operations	$(1.34)	$0.57	(0.77)
Discontinued operations		(0.71)	(0.71)
Basic income per common share	$(1.34)	$(0.14)	$(1.48)

Diluted income per common share
Continuing operations	$(1.34)	$0.57	$(0.77)
Discontinued operations		(0.71)	(0.71)
Diluted income per common share	$(1.34)	$(0.14)	$(1.48)

Weighted average number of shares and equivalent shares of common stock outstanding:
Basic	3,835,950		3,835,950

Diluted	3,835,950		3,835,950

Yunhong CTI, LTD (f/k/a CTI Industries Corporation)
Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended September 30,
	2019		2019
	As Previously Reported	Adjustments	As Restated
Cash flows from operating activities:
Net income	(5,299,517)	(1,242,110)	(6,541,627)
Depreciation and amortization	835,302		835,302
Operating Cash Flows from Operating Leases	606,356	(606,356)
Amortization of deferred gain on sale/leaseback	116,277	(198,699)	(82,422)
Other		248,974	248,974
Provision for losses on accounts receivable	27,362	372,101	399,463
Provision for losses on inventories	(157,243)	1,406,762	1,249,519
Stock based compensation		72,401	72,401
Impairment of long-lived assets		1,252,283	1,252,283
Impairment of Prepaids, Current Assets, and Other Non-Current Assets		168,931	168,931
Gain on deconsolidation of Clever		(218,534)	(218,534)
Impairment of assets held for sale	3,000,000	(2,395,517)	604,483
Deferred income taxes	(916,033)	916,033	-
Loss on disposition of asset	17,480		17,480
Change in assets and liabilities:
Accounts receivable	2,626,396	150,000	2,776,396
Inventories	1,685,411	(250,000)	1,435,411
Prepaid expenses and other assets	228,389		228,389
Trade payables	1,846,575	46,096	1,892,671
Accrued liabilities	(23,878)	(142,945)	(166,823)

Net cash provided by (used in) operating activities	4,592,877	(421,580)	4,172,297

Cash flows from investing activities:
Purchases of property, plant and equipment	(144,222)		(144,222)

Net cash (used in) investing activities	(144,222)		(144,222)

Cash flows from financing activities:
Change in checks written in excess of bank balance	(391,313)		(391,313)
Net change in revolving line of credit	(3,808,012)		(3,808,012)
Repayment of long-term debt	(913,855)		(913,855)
Proceeds from issuance of stock	975,401	(975,401))	0
Cash paid for deferred financing fees	(82,763)		(82,763)
Proceeds from issuance of long-term debt	125,000	525,000	650,000

Net cash (used in) financing activities	(4,095,542)	(450,401)	(4,545,943)

Effect of exchange rate changes on cash	(654,616)	861,308	205,692

Net increase/(decrease) in cash and cash equivalents	(301,503)	(10,673)	(312,176)

Cash and cash equivalents at beginning of period	428,150		428,150

Cash and cash equivalents at end of period	126,647	(10,673)	115,974

The cash flows related to discontinued operations have not been segregated, and are included in the Consolidated Statements of Cash Flows. The cash and equivalents amounts presented above differ from cash and equivalents in the Consolidated Balance Sheets due to cash included in “Current assets of discontinued operations in amount of $57,000.”

Supplemental disclosure of cash flow information:
Cash payments for interest	1,558,817		$1,558,817
Common stock issued for accounts payable			$303,000
Common stock issued for notes payable			$600,000

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

As of January 1, 2019, we adopted ASC Topic 842, Leases (“ASC Topic 842”). Refer to Note 12 for additional information. Our primary leases relate to the facilities we use in Lake Zurich, IL (USA), and Mexico. We also have ancillary leases for items ranging from forklifts to printers. The majority of our leases are classified as operating lease right-of-use (“ROU”) assets and related operating lease liabilities. Finance leases are included in property and equipment and related liabilities. ROU assets and lease liabilities are recognized based on the present value of future minimum lease payments over the expected lease term at the commencement date for leases that exceed 12 months. The expected lease term includes options to renew when it is reasonably certain that we will exercise such option.

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

Summary of Subsequent Events

In October 2019, we determined that we would not renew our Trademark License Agreement with SC Johnson when it expired on December 31, 2019.   Under this Agreement, we were licensed to manufacture and sell a line of vacuum sealing machines and pouches under the Ziploc® Brand Vacuum Sealer System.   The terms of the Agreement included a run-off provision which allowed us to sell products under the Ziploc® trademark for 90 days after the end of the Agreement.   For the three and nine months ended September 30, 2019, we had revenue of $2.0 million and $6.3 million, respectively, associated with products which utilized the Ziploc® trademark.   Our exit of the Ziploc® product line is considered a strategic shift and will have a major effect on our operations and financial results on a go forward basis.   However, as we continued to utilize the Ziploc® related assets in 2020, those assets will not be considered abandoned until they cease to be used at the end of the first quarter of 2020.   Therefore, our Ziploc® operations cannot be classified as discontinued operations in these financial statements but will be presented as discontinued operations when all of the applicable accounting criteria are met. We have also dramatically changed our capital structure.  On January 3, 2020 we entered into a securities purchase agreement, as amended on February 24, 2020 and April 13, 2020, (the “LF Purchase Agreement”) with LF International Pte., a Singapore private limited company (the “LF International”), which is controlled by Company director Mr. Yubao Li, pursuant to which the Company agreed to issue and sell, and LF International agreed to purchase, up to 500,000 shares of the Company’s newly created Series A Convertible Preferred Stock (“Series A Preferred”), with each share of Series A Preferred initially convertible into ten shares of the Company’s common stock, at a purchase price of $10.00 per share, for aggregate gross proceeds of $5,000,000 (the “LF International Offering”).  As a result of the LF International Offering, a change of control of the Company may occur. As permitted by the LF Purchase Agreement, the Company may, in its discretion issue up to an additional 200,000 shares of Series A Preferred for a purchase price of $10.00 per share to additional investors (the “Additional Shares Offering,” and collectively with the LF International Offering, the “Offering”). On January 13, 2020, the Company conducted its first closing of the LF International Offering, resulting in aggregate gross proceeds of $2,500,000. Pursuant to the LF Purchase Agreement, LF International received the right to nominate and elect one member to the Company’s board of directors (subject to certain adjustments), effective as of the first closing, as well as a second director by the earlier of (i) the Company’s upcoming 2020 annual meeting of shareholders and (ii) May 15, 2020 and a third director by the Company’s upcoming 2020 annual meeting of shareholders. Pursuant to LF International’s nomination, effective January 13, 2020, the Board appointed Mr. Yubao Li as a director of the Company. Additionally, pursuant to the LF Purchase Agreement, on March 12, 2020, the Company changed its name to Yunhong CTI Ltd. To date, the Company has sold 492,660 shares of Series A Preferred to LF International and other accredited investors for aggregate gross proceeds of $4,926,600. Additionally, on April 1, 2020, an investor converted an accounts receivable of $482,000 owed to the investor by the Company in exchange for 48,200 shares of Series A Preferred.  Our business and results of operations may be negatively impacted by the spread of COVID-19.  We sell our products throughout the United States and in many foreign countries and may be impacted by public health crises beyond our control. This could disrupt our operations and negatively impact sales of our products. Our customers, suppliers and distributors may experience similar disruption. In December 2019, COVID-19 was reported in Wuhan, China. The World Health Organization has since declared the outbreak to constitute a pandemic. The extent of the impact of COVID-19 on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, the impact on our customers and employees, all of which are uncertain and cannot be predicted. The preventative and protective actions that governments have taken to counter the effects of COVID-19 have resulted in a period of business disruption, including delays in shipments of products and raw materials. To the extent the impact of COVID-19 continues or worsens, the demand for our products may be negatively impacted, and we may have difficulty obtaining the materials necessary for the production of our products. In addition, the production facilities of our suppliers may be closed for sustained periods of time and industry-wide shipment of products may be negatively impacted, the severity of which may exceed the $1 million in Payroll Protection Program funds received by the Company from the US Federal Government. COVID-19 has also delayed certain strategic transactions the Company intended to close on in the near future and the Company does not know if and when such transactions will be completed.

Comparability

In July 2019 management and the Board engaged in a review of CTI Balloons and CTI Europe and determined that they are not accretive to the Company overall, add complexity to the Company’s structure and utilize resources. Therefore, as of July 19, 2019, the board authorized management to divest these international subsidiaries. These actions are being taken to focus our resources and efforts on our core business activities, particularly foil balloons and ancillary products based in North America. The Company determined that these entities met the held-for-sale and discontinued operations accounting criteria. Accordingly, the Company has reported the results of these International operations as discontinued operations in the Consolidated Statements of Comprehensive Income and presented the related assets and liabilities as held-for-sale in the Consolidated Balance Sheets. These changes have been applied for all periods presented. The Company divested its CTI Balloons (United Kingdom) subsidiary in the fourth quarter 2019 and expects to divest its CTI Europe (Germany) subsidiary in the first half of 2020.

The Company has variable interests in Venture Leasing L.L.C (VL) and Clever Container Company, L.L.C. (Clever). Through June 30, 2019, the Company had determined that it was the primary beneficiary of these entities and included them in our consolidated results. In the third quarter, we determined that operationally material changes in our involvement with Clever and VL resulted in us having no power over the decisions which impact their financial performance. Therefore, we are no longer the primary beneficiary of these entities. Effective July 1, 2019, we deconsolidated these entities and their results are not included in our Consolidated Statements of Comprehensive Income subsequent to June 30, 2019. Upon deconsolidation of these entities, we recognized a gain of $219,000.

Results of Operations

Net Sales. For the three and nine month periods ended September 30, 2019, net sales from continuing operations were $8,329,000 and $30,298,000, compared to net sales of $10,128,000 and $36,508,000 for the same periods of 2018. For the three month period ended September 30, 2019 and 2018, net sales from continuing operations by product category were as follows:

	Three Months Ended
	September 30, 2019		September 30, 2018
	$	% of	$	% of
Product Category	(000) Omitted	Net Sales	(000) Omitted	Net Sales

Foil Balloons	3,681	44%	3,854	38%

Latex Balloons	2,059	25%	2,217	22%

Vacuum Sealing Products	1,958	24%	2,517	25%

Film Products	237	3%	320	3%

Home Organization	0	0%	900	9%

Other	394	4%	320	3%

Total	8,329	100%	10,128	100%

For the nine month period ended September 30, 2019 and 2018, net sales for continuing operations by product category were as follows:

	Nine Months Ended
	September 30, 2019		September 30, 2018
	$	% of	$	% of
Product Category	(000) Omitted	Net Sales	(000) Omitted	Net Sales

Foil Balloons	13,325	44%	15,750	43%

Latex Balloons	5,640	19%	6,220	17%

Vacuum Sealing Products	6,022	20%	5,970	16%

Film Products	1,476	5%	1,367	4%

Home Organization	263	0%	3,080	9%

Other	3,572	12%	4,121	11%

Total	30,298	100%	36,508	100%

Foil Balloons. During the three and nine months ended September 30, 2019, revenues from the sale from continuing operations of foil balloons decreased by 4% and 15%, respectively compared to the prior year period, from $3,854,000 and $15,750,000 during 2018, respectively, to $3,681,000 and $13,325,000 during 2019. Sales to our largest balloon customer decreased from $10,796,000 during the first nine months of 2018 to $8,424,000 during the first nine months of 2019. As we and others in the industry have reported, the commercial supply of helium has been limited and pricing has increased, while availability has been reduced. We expect the helium market to improve during the next few months, but it remains a negative factor in the sale of helium-based products such as many foil balloons.

Latex Balloons. During the three months ended September 30, 2019, revenues from the continuing operations sale of latex balloons decreased by 7% compared to the prior year from $2,217,000 during 2018 to $2,059,000 during 2019. During the nine months ended September 30, 2019, revenues from the sale of latex balloons decreased by 9% to the prior year period, from $6,220,000 during 2018 to $5,640,000 during 2019.

Vacuum Sealing Products. During the three months ended September 30, 2019, revenues from the continuing operations sale of vacuum sealing products decreased by 22% compared to the prior year period, from $2,517,000 during 2018 to $1,958,000 during 2019. During the nine months ended September 30, 2019, revenues from the sale of vacuum sealing products increased by 1% compared to the prior year period, from $5,970,000 during 2018 to $6,022,000 during 2019.

Films. During the three months ended September 30, 2019, revenues from the continuing operations sale of commercial films decreased by 26% compared to the prior year period, from $320,000 during 2018, respectively, to $237,000 during 2019. During the nine months ended September 30, 2019, revenues from the sale of commercial films increased by 8% compared to the prior year period, from $1,367,000 during 2018, respectively, to $1,476,000 during 2019.

Other Revenues. During the three months ended September 30, 2019, revenues from continuing operations from the sale of other products increased by 23% respectively compared to the prior year period, from $320,000 during 2018 to $394,000 during 2019. During the nine months ended September 30, 2019, revenues from the sale of other products decreased by 13% respectively compared to the prior year period, from $4,121,000 during 2018 to $3,572,000 during 2019. The revenues from the sale of other products during the first nine months of 2019 include (i) sales of a line of “Candy Blossoms” and similar products consisting of candy and small inflated balloons sold in small containers in the amount of $2.3 million, (ii) the sale of accessories and supply items related to balloon products.

Sales to a limited number of customers continue to represent a large percentage of our net sales.

The table below illustrates the impact on sales from continuing operations of our top three and ten customers for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended September 30,		Nine Months Ended September 30,
	% of Sales		% of Sales
	2019	2018	2019	2018

Top 3 Customers	48%	57%	55%	61%

Top 10 Customers	65%	73%	70%	82%

During the three and nine months ended September 30, 2019, there were two customers whose purchases represented more than 10% of the Company’s consolidated net sales. Sales to these customers for the three months ended September 30, 2019 were $1,799,000 or 22%, and $1,559,000 or 19%, of consolidated net sales, respectively. Sales to these customers for the three months ended September 30, 2018 were $2,395,000 or 24%, and $2,686,000 or 27%, of consolidated net sales, respectively. The amounts owed at September 30, 2019 by these customers were $1,777,000 or 24%, and $996,000 or 14%, of the Company’s consolidated net accounts receivable, respectively. As of September 30, 2018, the total amounts owed to the Company by these customers were $2,241,000 or 30%, and $1,702,000 or 23% of the Company’s consolidated net accounts receivable, respectively.

Cost of Sales. During the three and nine months periods ended September 30, 2019, the cost of sales from continuing operations was $7,707,000 and $25,651,000, respectively, compared to $8,296,000 and $28,776,000 for the same periods ended September 30, 2018. The reduction in cost of sales was largely due to lower sales volume, net of related inefficiencies.

General and Administrative. During the three and nine months ended September 30, 2019, general and administrative expenses from continuing operations were $1,148,000 and $3,939,000, respectively, as compared to $1,278,000 and $4,308,000 for the same periods in 2018. A one-time fee associated with the forbearance agreement in the amount of $250,000 was included in the first three months of 2019 general and administrative expenses.

Selling, Advertising and Marketing. During the three and nine months ended September 30, 2019, selling, advertising and marketing expenses from continuing operations were $368,000 and $1,327,000, respectively, as compared to $933,000 and $3,140,000, respectively for the same periods in 2018. This reduction was primarily due to the full year benefit of cost reduction programs implemented during 2018.

Other Operating Expense. During the nine months ended September 30, 2019, we recognized a $1,472,000 impairment charge on our other long term assets during 2019 due to changes in the overall business environment - $220,000 goodwill impairment related to Clever Container, a $1,032,000 goodwill impairment related to Flexo, and an additional $219,000 impairment on long lived assets.

Other Income (Expense). During the three and nine months ended September 30, 2019, the Company incurred interest expense from continuing operations of $465,000 and $1,493,000, respectively, as compared to interest expense during the same periods of 2018 of $463,000 and $1,560,000.

For the three months ended September 30, 2019, the Company had a foreign currency transaction loss from continuing operations of $26,000 during 2019 and $25,000 gain during same period of 2018. For the nine months ended September 30, 2019, the Company had a foreign currency transaction loss of $27,000 during 2019 and $8,000 gain during same period of 2018.

Discontinued Operations

In connection with management’s intentions to simplify these operations and organizational structure, we identified write-offs of $88,000 and $4.6 million for the three and nine months ended September 30, 2019, respectively, related to CTI Balloons and CTI Europe. The charges for the three months ended September 30, 2019 were comprised of the following: $78,000 inventory and other assets and $10,000 allowance for doubtful accounts. The charges for the nine months ended September 30, 2019 were comprised of the following: $1.3M inventory, $76,000 allowance for doubtful accounts; and $280,000 for other assets. Additionally, when the Company determined that these subsidiaries were held for sale, it recognized an impairment charge of $0.6 million, including $167,000 of previously unrecognized currency translation adjustment losses because the Company is completely exiting its operations in Germany and the UK once the divestitures occur.

Financial Condition, Liquidity and Capital Resources

Cash Flow Items.

Operating Activities. During the nine months ended September 30, 2019, net cash provided by operations was $4,172,000, compared to net cash used by operations during the nine months ended September 30, 2018 of $91,000.

Significant changes in working capital items during the nine months ended September 30, 2019 included:

●	A decrease in accounts receivable of $2,776,000 compared to a decrease in accounts receivable of $1,717,000 in the same period of 2018.
●	An decrease in inventory of $1,435,000 compared to an increase in inventory of $819,000 in 2018.
●	An increase in trade payables of $1,893,000 compared to an increase in trade payables of $386,000 in 2018.
●	A decrease in accrued liabilities of $167,000 compared to a decrease in accrued liabilities of $268,000 in 2018.

Investing Activity. During the nine months ended September 30, 2019, cash used in investing activity was $144,000, compared to cash used in investing activity for the same period of 2018 in the amount of $324,000.

Financing Activities. During the nine months ended September 30, 2019, cash used in financing activities was $4,546,000 compared to cash provided by financing activities for the same period of 2018 in the amount of $241,000. Financing activity consisted principally of changes in the balances of revolving and long-term debt.

Liquidity and Capital Resources.

At September 30, 2019, the Company had cash balances of $116,000 compared to cash balances of $274,000 for the same period of 2018.

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

Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk

Not applicable.

Item 4. Controls and Procedures

(a)   Restatement

        On May 8, 2020, the Audit Committee of the Board of Directors concluded, based on the recommendation of management, that we would amend and restate our quarterly consolidated financial statements for this interim period ended September 30, 2019, within this Form 10Q/A to correct the following errors:

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

        We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of these disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e), as of September 30, 2019. Based on this evaluation, the Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) concluded that our disclosure controls and procedures were not effective as of September 30, 2019, the end of the period covered by this Quarterly Report on Form 10-Q/A due to the material weaknesses described below.

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

        Management has assessed the effectiveness of our internal control over financial reporting as of September 30, 2019. In making our assessment of the effectiveness of internal control over financial reporting, management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

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

        These material weaknesses resulted in the restatement of the financial statements described in Item 4(a) and material post-closing adjustments which have been reflected in the financial statements for the interim periods for the year ended September 30, 2019. Additionally, as a result of the material weaknesses, we have concluded that we did not maintain effective internal control over financial reporting as of September 30, 2019.

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
101

Interactive Data Files, including the following materials from the Company’s Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2019, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: 05/29/20	Yunhong CTI Ltd. (formerly CTI Industries Corporation)

By: /s/ Frank J. Cesario Frank J. Cesario President and Chief Executive Officer Chief Financial Officer