Form 10-Q
period 2020-03-31
Yunhong CTI Ltd.
filed 2020-06-29
CIK 1042187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

The number of shares outstanding of the registrant’s common stock as of June 1, 2020 was 4,494,608 (excluding treasury shares).

EXPLANATORY NOTE

As previously disclosed in the Company's Current Report on Form 8-K filed with the SEC on May 14, 2020, the Company determined to rely on the relief provided by the SEC Order to delay the filing of its Form 10-Q due to circumstances related to the COVID-19 pandemic.  In particular, COVID-19 has caused our key internal accounting personnel responsible for assisting the Company in the preparation of its financial statements to work remotely, and, consequently, has delayed their ability to complete their detailed review of the Company’s financials.  The Company has relied on the “Order Under Section 36 of the Securities Exchange Act Modifying Exemptions from the Reporting and Proxy Delivery Requirements for Public Companies” dated March 25, 2020 (Release No. 34-88465), issued by the SEC in light of the COVID-19 pandemic, to delay the filing of the Form 10-Q.

Item 1.	Financial Statements

Yunhong CTI, Ltd (f/k/a CTI Industries Corporation)
Condensed Consolidated Balance Sheets

	March 31, 2020 (unaudited)	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$160,105	$845,098
Accounts receivable	7,288,853	9,011,569
Inventories, net	12,686,643	13,959,499
Prepaid expenses	306,923	353,183
Other current assets	1,112,566	1,312,205
Receivable from related party	1,386,638	1,387,131
Current assets of discontinued operations	881,378	756,031

Total current assets	23,823,106	27,624,716

Property, plant and equipment:
Machinery and equipment	23,466,349	23,822,808
Building	3,374,334	3,374,334
Office furniture and equipment	2,269,379	2,289,444
Intellectual property	783,179	783,179
Land	250,000	250,000
Leasehold improvements	382,213	415,737
Fixtures and equipment at customer locations	518,450	518,450
Projects under construction	111,177	74,929
	31,155,081	31,528,881
Less : accumulated depreciation and amortization	(28,890,383)	(28,997,809)

Total property, plant and equipment, net	2,264,698	2,531,072

Other assets:
Operating lease right-of-use	671,872	1,046,438
Other assets	84,179	118,857

Total other assets	756,051	1,165,295

TOTAL ASSETS	26,843,855	31,321,083

LIABILITIES AND EQUITY
Current liabilities:
Trade payables	$6,249,294	$7,021,580
Line of credit	10,106,037	14,518,107
Notes payable - current portion	3,198,453	3,451,880
Notes payable affiliates - current portion	10,311	12,684
Operating Lease Liabilities	399,044	658,374
Accrued liabilities	1,192,690	1,205,027
Current liabilities of discontinued operations	303,715	656,753

Total current liabilities	21,459,544	27,524,405

Long-term liabilities:
Notes payable - affiliates	9,436	14,340
Notes payable, net of current portion	1,315,107	1,024,441
Operating Lease Liabilities	272,828	388,064
Notes payable - officers, subordinated	1,074,442	1,058,486
Deferred gain (non current)	159,156	184,840

Total long-term debt, net of current portion	2,830,969	2,670,171

Total long-term liabilities	2,830,969	2,670,171

TOTAL LIABILITIES	24,290,513	30,194,576

Equity:
Yunhong CTI, Ltd stockholders' equity:
Preferred Stock -- no par value, 3,000,000 shares authorized, 410,860 shares issued and outstanding at March 31, 2020 and nil at December 31,2019 respectively (liquidation preference - $4,108,000 as of March 31, 2020)	2,161,607	-
Common stock - no par value, 15,000,000 shares authorized, 4,219,608 and 3,879,608 shares issued and 4,175,950 and 3,835,930 shares outstanding at March 31, 2020 and December 31, 2019 respectively	14,321,161	13,898,494
Paid-in-capital	4,287,470	3,587,287
Accumulated deficit	(10,631,537)	(9,992,841)
Accumulated other comprehensive loss	(6,712,315)	(5,348,812)
Less: Treasury stock, 43,658 shares	(160,784)	(160,784)
		-
Total Yunhong CTI, Ltd Stockholders' Equity	3,265,602	1,983,344

Noncontrolling interest	(712,260)	(856,837)

Total Equity	2,553,342	1,126,507

TOTAL LIABILITIES AND EQUITY	$26,843,855	$31,321,083

See accompanying notes to condensed consolidated unaudited financial statements

Yunhong CTI, Ltd (f/k/a CTI Industries Corporation)
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	For the Three Months Ended March 31,
	2020	2019

Net Sales	$7,067,501	$8,680,017

Cost of Sales	5,586,059	6,723,011

Gross profit	1,481,442	1,957,006

Operating expenses:
General and administrative	702,431	1,358,639
Selling	53,754	119,388
Advertising and marketing	120,829	158,834
Impairment of long-lived assets	-	1,253,176
Gain on sale of assets	(25,684)	(23,547)

Total operating expenses	851,330	2,866,490

Gain (Loss) from operations	630,112	(909,484)

Other (expense) income:
Interest expense	(441,177)	(564,160)
Other Expense	(42,334)	(303,109)
Foreign currency loss	(154,083)	(5,683)

Total other expense, net	(637,594)	(872,952)

Loss from continuing operations before taxes	(7,482)	(1,782,436)

Income tax expense	-	-

Loss from continuing operations	(7,482)	(1,782,436)

Loss from discontinued operations , net of tax	(486,637)	(774,040)

Net Loss	$(494,119)	$(2,556,476)

Less: Net income (loss) attributable to noncontrolling interest	144,577	(62,388)

Net loss attributable to Yunhong CTI, Ltd	$(638,696)	$(2,494,088)

Other Comprehensive Income (Loss)
Foreign currency adjustment	(1,363,503)	235,876
Comprehensive Loss	$(1,857,622)	$(2,320,600)

Deemed Dividends on preferred stock and amortization of beneficial conversion feature	$(2,380,944)	-

Net loss attributable to Yunhong CTI Ltd Shareholders	$(3,019,640)	$(2,494,088)

Basic loss per common share
Continuing operations	$(0.64)	$(0.46)
Discontinued operations	(0.12)	(0.21)
Basic loss per common share	$(0.76)	$(0.67)

Diluted loss per common share
Continuing operations	$(0.64)	$(0.46)
Discontinued operations	(0.12)	(0.21)
Diluted loss per common share	$(0.76)	$(0.67)

Weighted average number of shares and equivalent shares of common stock outstanding:
Basic	3,973,093	3,735,950

Diluted	3,973,093	3,735,950

See accompanying notes to condensed consolidated unaudited financial statements

Yunhong CTI, Ltd (f/k/a CTI Industries Corporation)
Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended March 31,
	2020	2019

Cash flows from operating activities:
Net loss	$(494,119)	$(2,556,476)
Depreciation and amortization	294,003	308,084
Amortization of deferred gain on sale/leaseback	(25,684)	(27,474)
Provision for losses on accounts receivable	10,492	6,085
Provision for losses on inventories	3,770	(10,656)
Impairment of long-lived assets	-	1,253,176
Stock Based Compensation	-	28,967
Change in assets and liabilities:
Accounts receivable	797,188	660,299
Inventories	241,530	(827,084)
Prepaid expenses and other assets	133,257	(20,233)
Trade payables	(157,864)	2,000,334
Accrued liabilities	39,729	(149,957)

Net cash provided by operating activities	842,302	665,065

Cash flows from investing activities:
Purchases of property, plant and equipment	(18,526)	(52,243)

Net cash used in investing activities	(18,526)	(52,243)

Cash flows from financing activities:
Change in checks written in excess of bank balance	-	18,504
Net change in revolving line of credit	(4,340,992)	(1,235,126)
Repayment of long-term debt	(375,437)	(213,521)
Proceeds from issuance of stock	3,626,600	-
Cash paid for stock issuance costs	(570,160)	-
Cash paid for deferred financing fees	(39,722)	(27,585)
Proceeds from issuance of long-term debt		650,000

Net cash used in financing activities	(1,699,711)	(807,728)

Effect of exchange rate changes on cash	190,942	(57,802)

Net decrease in cash and cash equivalents	(684,993)	(252,708)

Cash and cash equivalents at beginning of period	845,098	428,150

Cash and cash equivalents at end of period	$160,105	$175,442

The cash flows related to discontinued operations have not been segregated, and are included in the Consolidated Statements of Cash Flows. The cash and equivalents amounts presented above differ from cash and equivalents in the Consolidated Balance Sheets due to cash included in “Current assets of discontinued operations.”

Supplemental disclosure of cash flow information:
Cash payments for interest	$441,000	$367,000
Conversion of debt to Series A Preferred	478,000	-
Accrued Dividend on preferred stock	53,000	-
Issuance of Placement agent warrants in connection with Series A Preferred offering	753,000	-
Issuance of common stock to placement agent	306,000	-
Accrual for Stock Issuance Costs	250,000	-
Amortization of beneficial conversion feature and deemed dividend on Series A Preferred stock	2,300,000	-
Common stock issued for notes payable	-	600,000

See accompanying notes to condensed consolidated unaudited financial statements

Yunhong CTI, LTD (f/k/a CTI Industries Corporation)
Consolidated Statements of Stockholders' Equity

	Yunhong CTI, Ltd
							Accumulated
						Accumulated	Other	Less
	Preferred Stock		Common Stock		Paid-in	(Deficit)	Comprehensive	Treasury Stock		Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Interest	TOTAL

Balance December 31, 2019	-	$-	3,879,608	$13,898,494	$3,587,287	$(9,992,841)	$(5,348,812)	(43,658)	$(160,784)	$(856,837)	1,126,507

Convertible Preferred Stock Issuance - Cash	362,660	3,509,933	140,000	116,667							3,626,600
Convertible Preferred Stock Issuance - conversion of debt	48,200	478,017									478,017
Common stock issued for placement agent fees		(306,000)	200,000	306,000							-
Warrants issued to placement agent and other issuance costs		(752,924)			752,924						-
Placement agent fees and issuance costs		(820,160)									(820,160)
Beneficial conversion feature of Preferred Stock		(2,328,473)			2,328,473						-
Deemed Dividend on beneficial conversion feature of Preferred Stock		2,328,473			(2,328,473)						-
Accrued Deemed Dividend		52,741			(52,741)						-
Net loss						(638,696)				144,577	(494,119)
Foreign Currency Translation							(1,363,503)				(1,363,503)
Balance March 31, 2020	410,860	$2,161,607	4,219,608	$14,321,161	$4,287,470	$(10,631,537)	$(6,712,315)	(43,658)	$(160,784)	$(712,260)	$2,553,342

See accompanying notes to consolidated financial statements

Yunhong CTI Ltd. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 - Basis of Presentation

The accompanying condensed (a) consolidated balance sheet as of March 31, 2020, which has been derived from audited consolidated financial statements, and (b) the unaudited interim condensed consolidated financial statements have been prepared and, in the opinion of management, contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the consolidated financial position and the consolidated statements of comprehensive income and consolidated cash flows for the periods presented in conformity with generally accepted accounting principles for interim consolidated financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2020. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2019.

Principles of consolidation and nature of operations:

The condensed consolidated financial statements include the accounts of Yunhong CTI Ltd. and its wholly-owned subsidiaries, CTI Balloons Limited (CTI Balloons; divested during 2019) and CTI Supply, Inc., its majority-owned subsidiaries, Flexo Universal, S. de R.L. de C.V. (Flexo) and CTI Europe GmbH (CTI Europe), as well as the accounts of Venture Leasing S. A. de R. L. (VLM). As discussed in Note 2 Discontinued Operations, effective in the third quarter 2019, the Company determined that it has exited CTI Balloons and will be exiting CTI Europe. Accordingly, the operations of these entities are classified as discontinued operations in these financial statements.  Effective July 1, 2019 the company deconsolidated Clever Organizing Solutions (Clever) and Venture Leasing US (VL) as Variable Interest Entities and the results are included in the first quarter of 2019 but not the first quarter of 2020.

The Company (i) designs, manufactures and distributes balloon and related novelty (candy and party related) products, and (ii) operates systems for the production, lamination, coating and printing of films used for food packaging and other commercial uses and for conversion of films to flexible packaging containers and other products

Variable Interest Entities (“VIE’s”):

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

Earnings (loss) per share:

Basic (loss) per common share is computed by dividing the net (loss) by the weighted average number of shares of common stock outstanding for each period. Diluted (loss) per share is computed by dividing the net (loss) by the weighted average number of shares of common stock outstanding plus the dilutive effect of shares issuable through the common stock equivalents. The effect of dilution on net loss becomes anti-dilutive and therefore is not reflected on the income statement.

Common stock equivalents, including Series A Preferred, stock options and warrants, as of March 31, 2020 and March 31, 2019 totaling 4.1 million and 0.6 million shares, respectively, were not included in the computation of diluted loss per share because the effect would have been anti-dilutive due to the net losses for the three months ended March 31, 2020 and March 31, 2019.

As of March 31, 2020, and 2019, shares to be issued upon the exercise of options and warrants aggregated 632,660 and 471,000, respectively.

Significant Accounting Policies:

The Company’s significant accounting policies are summarized in Note 2 of the Company’s consolidated financial statements for the year ended December 31, 2019. There were no significant changes to these accounting policies during the three months ended March 31, 2020.

The Company evaluates embedded conversion features within convertible debt under ASC 815 "Derivatives and Hedging" to determine whether the embedded conversion feature(s) should be bifurcated from the host instrument and accounted for as a derivative at fair value with changes in fair value recorded in earnings. If the conversion feature does not require derivative treatment under ASC 815, the instrument is evaluated under ASC 470-20 "Debt with Conversion and Other Options" for consideration of any beneficial conversion feature.

On January 1, 2019, the Company adopted ASC Topic 842 (Leases). The adoption of this standard significantly increased the Company's assets and liabilities and further discussed in Note 12. ASC 842 requires a lessee to recognize assets and liabilities related to leases with terms in excess of 12 months. Such assets are typically considered Right-Of-Use (“ROU”) assets. Prior information has not been restated and continues to be reported under the accounting standards in effect for those periods.

Foreign Currency Translation

The Company follows Section 830-10-45 of the FASB Accounting Standards Codification (“Section 830-10-45”) for foreign currency translation to translate the financial statements of the foreign subsidiary from the functional currency, generally the local currency, into U.S. Dollars. Section 830-10-45 sets out the guidance relating to how a reporting entity determines the functional currency of a foreign entity (including of a foreign entity in a highly inflationary economy), re-measures the books of record (if necessary), and characterizes transaction gains and losses. Pursuant to Section 830-10-45, the assets, liabilities, and operations of a foreign entity shall be measured using the functional currency of that entity. An entity’s functional currency is the currency of the primary economic environment in which the entity operates; normally, that is the currency of the environment, or local currency, in which an entity primarily generates and expends cash.

The functional currency of each foreign subsidiary is determined based on management’s judgment and involves consideration of all relevant economic facts and circumstances affecting the subsidiary. Generally, the currency in which the subsidiary transacts a majority of its transactions, including billings, financing, payroll and other expenditures, would be considered the functional currency, but any dependency upon the parent and the nature of the subsidiary’s operations must also be considered. If a subsidiary’s functional currency is deemed to be the local currency, then any gain or loss associated with the translation of that subsidiary’s financial statements is included in accumulated other comprehensive income. However, if the functional currency is deemed to be the U.S. Dollar, then any gain or loss associated with the re-measurement of these financial statements from the local currency to the functional currency would be included in the consolidated statements of income and comprehensive income (loss). If the Company disposes of foreign subsidiaries, then any cumulative translation gains or losses would be recorded into the consolidated statements of income and comprehensive income (loss). If the Company determines that there has been a change in the functional currency of a subsidiary to the U.S. Dollar, any translation gains or losses arising after the date of change would be included within the statement of income and comprehensive income (loss).

Based on an assessment of the factors discussed above, the management of the Company determined its operating subsidiary’s local currency (i.e. the Mexican Peso) to be the functional currency for its foreign subsidiary. The functional currency of its German subsidiary is the Euro.

Beneficial conversion feature of convertible preferred stock

The Company accounts for the beneficial conversion feature on its convertible preferred stock in accordance with ASC 470-20, Debt with Conversion and Other Options. The Beneficial Conversion Feature (“BCF”) of convertible preferred stock is normally characterized as the convertible portion or feature that provides a rate of conversion that is below market value or in-the-money when issued. The Company records a BCF related to the issuance of convertible preferred stock when issued. BCFs that are contingent upon the occurrence of a future event are recorded when the contingency is resolved.

To determine the effective conversion price, the Company first allocates the proceeds received to the convertible preferred stock and then uses those allocated proceeds to determine the effective conversion price. Any amounts paid to the investor when the transaction is consummated (e.g., origination fees, due diligence costs) represent a reduction in the proceeds received by the issuer. The intrinsic value of the conversion option is measured using the effective conversion price for the convertible preferred stock on the proceeds allocated to that instrument. The effective conversion price represents proceeds allocable to the convertible preferred stock divided by the number of shares into which it is convertible. The effective conversion price is then compared to the per share fair value of the underlying shares on the commitment date.

The BCF is recognized by allocating the intrinsic value of the conversion option to additional paid-in capital, resulting in a discount on the convertible preferred stock. This discount is accreted from the date on which the BCF is first recognized through the earliest conversion date for instruments that do not have a stated redemption date. The intrinsic value of the BCF is recognized as a deemed dividend on convertible preferred stock over the period specified in the guidance.

Warrants

The Company accounts for freestanding warrants within stockholders’ equity or as liabilities based on the characteristics and provisions of each instrument. The Company evaluates outstanding warrants in accordance with ASC 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging. If none of the criteria in the evaluation in these standards are met, the warrants are classified as a component of stockholders’ equity and initially recorded at their grant date fair value without subsequent remeasurement. Warrants that meet the criteria are classified as liabilities and remeasured to their fair value at the end of each reporting period.

Note 2 – Discontinued Operations

In July 2019 management and the Board engaged in a review of CTI Balloons and CTI Europe and determined that they are not accretive to the Company overall, add complexity to the Company’s structure and utilize resources. Therefore, as of July 19, 2019, the board authorized management to divest of CTI Balloons and CTI Europe. These actions are being taken to focus our resources and efforts on our core business activities, particularly foil balloons and ancillary products based in North America. The Company determined that these entities met the held-for-sale and discontinued operations accounting criteria. Accordingly, the Company has reported the results of these operations as discontinued operations in the Consolidated Statements of Comprehensive Income and presented the related assets and liabilities as held-for-sale in the Consolidated Balance Sheets. These changes have been applied for all periods presented. The Company divested its CTI Balloons (United Kingdom) subsidiary in the fourth quarter 2019 and expects to divest CTI Europe (Germany) in 2020.

In October 2019, we determined that we would not renew our Trademark License Agreement with SC Johnson when it expired on December 31, 2019. Under this Agreement, we were licensed to manufacture and sell a line of vacuum sealing machines and pouches under the Ziploc® Brand Vacuum Sealer System. The terms of the Agreement included a run-off provision which allowed us to sell products under the Ziploc® trademark for 90 days after the end of the Agreement. Our exit of the Ziploc® product line is considered a strategic shift and will have a major effect on our operations and financial results on a go forward basis therefore, this product line has been presented as discontinued operations and was abandoned as of March 31, 2020.

CTI Balloons recorded losses from discontinued operations, net of taxes of ($73,000) for the three months ended March 31, 2019.

CTI Europe recorded a gain from discontinued operations, net of taxes of $317,000 for the three months ended March 31, 2020. The net losses, net of taxes, was ($147,000) for the three months ended March 31, 2019.

Our Ziploc product line recorded a loss from discontinued operations, net of taxes of ($804,000) for the three months ended March 31, 2020. The net gain, net of taxes, was ($558,000) for the three months ended March 31, 2019.

Summarized Discontinued Operations Financial Information

The following table summarizes the major line items from CTI Europe and Ziploc product line that are included in the income from discontinued operations, net of tax line item in the Consolidated Statements of Income for the three months ending

	03/31/20	03/31/19
Income Statement
Net Sales	1,057,058	3,856,372
Cost of Sales	1,174,045	3,817,207

Gross Margin	(116,987)	39,165

SG&A	524,550	815,179

Operating Income	(641,537)	(776,014)

Other Expense	13,220	(1,974)

Total pretax loss from discontinued operations	(654,757)	(774,040)

Gain from re-measurement of valuation allowance	168,120	-

Net loss prior to non-controlling interest	(486,637)	(774,040)

Non-controlling Interest share of profit/loss	152,094	(76,017)

Net Loss	(638,731)	(698,023)

The following table summarizes the carrying amounts of major classes of assets and liabilities of discontinued operations for each of the periods presented:

Yunhong CTI Ltd.
Consolidated Balance Sheet

	3/31/2020	12/31/2019
Balance Sheet
Assets
Current Assets
Cash on hand and Banks	6,073	4,307
Accounts Receivable	686,639	539,910
Inventory		74,383
Prepaid & Other	112,889	135,912

TOTAL Current Assets	805,601	754,512

NET Property, Plant, and Equipment	8,517	53,919

Other Assets
Operating lease right-of-use	220,039	220,541
Other	-	47,958
TOTAL Other Assets	220,039	268,499
TOTAL Non-Current Assets	228,556	322,418

Valuation Allowance on Assets Held for Sale	(152,779)	(320,899)

TOTAL Assets	881,378	756,031

Liabilities
Current Liabilities
Trade Accounts Payable	31,339	384,333
Operating Lease Liabilities - Current	121,070	203,291
Other/Accrued Liabilities	20,149	19,562
TOTAL Current Liabilities	172,558	607,187

Non-Current Liabilities
Operating Lease Liabilities - Non Current	98,968	17,250
Other Non-Current	32,189	32,317
TOTAL Non-Current Liabilities	131,157	49,567

TOTAL Liabilities	303,715	656,753

The cash flows related to discontinued operations have not been segregated and are included in the Consolidated Statements of Cash Flows. The following table summarizes depreciation from discontinued operations for each of the periods presented:

	Three Months Ended
	March 31,
	2020	2019
Depreciation	154,892	89,574

Note 3 – Liquidity and Going Concern

The Company’s primary sources of liquidity are cash and cash equivalents as well as availability under the Credit Agreement with PNC Bank, National Association (“PNC”) (see Note 4). As indicated in Note 4, twice during 2018 the Company violated covenants in the Credit Agreement and during March 2019 the Company entered into a forbearance agreement with PNC. Under the terms of  the forbearance agreement, financial covenants as of March 31, 2019 were not considered and all previously identified compliance failures were waived, but the Company remain out of compliance with the terms of our credit facility, as amended, including the covenants as of June 30, 2019 calculated on or about July 31, 2019. On August 1, 2019, PNC issued a Default and Reservation of Rights letter to the Company, in which PNC advised that line of credit advances would continue to be available to the Company at PNC’s sole discretion, and subject to its terms and conditions. On October 18, 2019, the Company entered into a new forbearance agreement with PNC (“Amendment 4”). Identified events of default were waived until January 10, 2020 with respect to CTI Industries Corporation, but not its Mexican subsidiary (Flexo), subject to its terms and conditions. On January 13, 2020, the Company entered into a new forbearance agreement with PNC (“Amendment 5”). PNC agreed to (i) waive the Loan Agreement’s requirement that the Company apply the net proceeds of the Offering first to the Term Loans (as defined in the Loan Agreement), and agreed that the Company shall instead apply the net proceeds of the Offering to the Revolving Advances (as defined in the Loan Agreement) and in connection therewith the Revolving Commitment Amount (as defined in the Loan Agreement) shall be reduced on a dollar for dollar basis by the amount so applied to the Revolving Advances, and (ii) forebear from exercising the rights and remedies in respect of the Existing Defaults afforded to Lender under the Loan Agreement for a period ending no later than December 31, 2020. As defined in note 4, a new event of default was communicated by the bank June 2020.

During 2019 the Company attempted to execute a major capital event with a partner that would infuse money, among other attributes. That effort was unsuccessful as envisioned. The Company was subsequently successful in obtaining new financing during 2020. On January 3, 2020 the Company entered into a securities purchase agreement, as amended on February 24, 2020 and April 13, 2020, (the “LF Purchase Agreement”) with LF International Pte Ltd., a Singapore private limited company (the “LF International”), which is controlled by Company Chairman Mr. Yubao Li, pursuant to which we sold to LF International 500,000 shares of our Series A Convertible Preferred Stock at a purchase price of $10.00 per share and for aggregate proceeds of $5,000,000. Pursuant to the LF Purchase Agreement, the Company was authorized to sell an additional $2 million shares of Series A to other investors under similar financial terms, approximately $1 million of which has been sold as of June 1, 2020, including to an investor which converted an accounts receivable of $478,017 owed to the investor by the Company in exchange for 48,200 shares of Series A Preferred. There were several closings with the LF International Pte Ltd from January 2020 through June 2020. The majority of the funds received reduced our bank debt. The Company issued a total of 400,000 shares of common stock to LF International and, pursuant to the LF Purchase Agreement, changed our name from CTI Industries Corporation to Yunhong CTI Ltd. During the transaction and subsequent interim closings, LF International had the right to name three directors to serve on our Board of Directors. They are Mr. Yubao Li, our Chairman of the Board of Directors, Ms. Wan Zhang and Ms. Yaping Zhang.

In addition to the above, financial performance in 2017, 2018 and 2019, included net losses attributable to the Company of $1.6 million, $3.6 million, and $7.1 million, respectively. While these results included significant charges related to the disposition of subsidiaries, the Company believes that the result raises substantial doubt about our ability to continue as a going concern at March 31, 2020.

Additionally, the Company has experienced challenges in maintaining adequate seasonal working capital balances, made more challenging by increases in financing and labor costs, along with a supply disruption in the helium market during 2019. These changes in cash flows have created very significant strain within our operations and have therefore increased our attempts to obtain additional funding resources.

In December 2019, COVID-19 was reported in Wuhan, China. The World Health Organization has since declared the outbreak to constitute a pandemic. The extent of the impact of COVID-19 on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, the impact on our customers and employees, all of which are uncertain and cannot be predicted. The preventative and protective actions that governments have taken to counter the effects of COVID-19 have resulted in a period of business disruption, including delays in shipments of products and raw materials. To the extent the impact of COVID-19 continues or worsens, the demand for our products may be negatively impacted, and we may have difficulty obtaining the materials necessary for the production of our products. In addition, the production facilities of the Company's suppliers may be closed for sustained periods of time and industry-wide shipment of products may be negatively impacted, the severity of which may exceed the $1 million in Payroll Protection Program funds received by the Company in the second quarter of 2020 from the US Federal Government. COVID-19 has also delayed certain strategic transactions the Company intended to close on in the near future and the Company does not know if and when such transactions will be completed.  During the three months ended March 31, 2020, the Company did not record any COVID-19 related impairment charges.

Finally, claims have been filed in court by certain vendors regarding claims of non-payment pursuant to contractual obligations. While many have been resolved, the sum of the outstanding claims made or threatened exceeds $0.5 million in the aggregate. The cost of defense and potential ultimate resolution increases the strain on our financial resources.

Management’s plans include:

(1)     Working with the Company's new investor group to expand our business in profitable ways.

(2)     Working with the Company's bank to resolve our compliance failure on a long-term basis.

(3)     Relocating the Company's existing operation in Lake Zurich, IL to a lower cost environment in Laredo, TX and Nuevo Laredo, Mexico.

(4)     Evaluating and potentially executing a transaction of  the Company's facility in Lake Barrington, IL.

(5)     Simplifying the Company's group structure, focusing on the most profitable products and markets, and

(6)     Exploring alternative funding sources.

Management Assessment

Considering both quantitative and qualitative information, management believes that our plans to obtain additional financing may provide the Company with an ability to finance our operations through 2020 and, if successfully executed, may mitigate the substantial doubt about the Company's ability to continue as a going concern.

Note 4 - Debt

During December 2017, we terminated a prior credit arrangement and entered in new financing agreements (the “PNC Agreements”) with PNC Bank, National Association (“PNC”). The PNC Agreements include a $6 million term loan and an $18 million revolving credit facility, with a termination date of December 2022.

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

On August 1, 2019, PNC issued a Notice of Default and Reservation of Rights letter, indicating the end of the forbearance period and continued events of default with our credit agreement, as amended. We entered into a new forbearance agreement during October 2019 which completed January 2020. In conjunction with new equity financing, on January 13, 2020, a Limited Waiver, Consent, Amendment No. 5 and Forbearance Agreement (the “Forbearance Agreement”) between Lender and the Company became effective, pursuant to which Lender agreed to (i) waive the Loan Agreement’s requirement that the Company apply the net proceeds of the Offering first to the Term Loans (as defined in the Loan Agreement), and agreed that the Company shall instead apply the net proceeds of the Offering to the Revolving Advances (as defined in the Loan Agreement) and in connection therewith the Revolving Commitment Amount (as defined in the Loan Agreement) shall be reduced on a dollar for dollar basis by the amount so applied to the Revolving Advances, and (ii) forebear from exercising the rights and remedies in respect of the Existing Defaults afforded to Lender under the Loan Agreement for a period ending no later than December 31, 2020. We remain noncompliant with the terms of our facility and have thus reclassified long-term bank debt to current liabilities on our balance sheet.

On June 15, 2020, the Lender provided the Company notice (the “Default Notice”) that (i) an additional Event of Default (as defined in the Loan Agreement) had occurred and is continuing as a result of the Company's failure to maintain a Fixed Charge Coverage Ratio (as defined in the Loan Agreement) of 0.75 to 1.00 for the three-month period ended March 31, 2020 (the "March FCCR Default"), (ii) as a result of the occurrence and continuance of the March FCCR Default, the Forbearance Period has ended, and (iii) as a result of the termination of the Forbearance Period, the Lender is entitled to exercise immediately all of its rights and remedies under the Loan Agreement including, without limitation, ceasing to make further advances to the Company and declaring all obligations to be immediately due and payable in accordance with the Loan Agreement

Available credit under the Revolving Credit facility is determined by eligible receivables and inventory at CTI Industries (U.S.) and Flexo Universal (Mexico).

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
o

We were required to maintain a "Leverage Ratio", which is defined as the ratio of (a) Funded Debt (other than the Shareholder Subordinated Loan) as of such date of determination to (b) EBITDA (as defined in the PNC Agreements) for the applicable period then ended. This requirement was removed during the January 2020 Amendment 5.

o

We are required to maintain a "Fixed Charge Coverage Ratio", which is defined as the ratio of (a) EBITDA for such fiscal period, minus Unfinanced Capital Expenditures made during such period, minus distributions (including tax distributions) and dividends made during such period, minus cash taxes paid during such period to (b) all Debt Payments made during such period. The highest values allowed for each quarterly calculation are as follow:

Fiscal Quarter Ratio

March 31, 2020	0.75	to	1.00
June 30, 2020	0.85	to	1.00
September 30, 2020	0.95	to	1.00
December 31, 2020	1.05	to	1.00
March 31, 2021 and thereafter	1.15	to	1.00

The credit agreement provides for interest at varying rates in excess of the prime rate, depending on the level of senior debt to EBITDA over time. We believe that, during the first three months of 2020, the standalone US business would have complied with the fixed charge coverage ratio, but consolidated group did not resulting in a new condition of noncompliance.

Failure to comply with these covenants has caused us to pay a higher rate of interest (by 2% per the Agreements), and other potential penalties may impact the availability of the credit facility itself, and thus might negatively impact our ability to remain a going concern. As described above in this Note as well as in Note 3, we remain out of compliance with the terms of this facility.

As of December 2017, John Schwan then Chairman of the Board was owed a total of $1,099,000, with additional accrued interest of $400,000, by the Company. As part of the December 2017 financing with PNC, Mr. Schwan executed a subordination agreement related to these amounts due him, as evidenced by a related note representing the amount owed to Mr. Schwan. During January 2019, Mr. Schwan converted $600,000 of his balance into approximately 181,000 shares of our common stock at the then market rate. No payments were issued to Mr. Schwan during 2019 or the three months ended March 31, 2020, with $16,000 and $15,000, respectively, of interest recorded as an expense during the first three months of 2020 and 2019, respectively.  On July 1, 2019, the Company deconsolidated Clever, and as result the Company has a note receivable of $1.3 million. One of owners of Clever is Mr. Schwan.

Note 5 - Stock-Based Compensation; Changes in Equity

The Company follows Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718 which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the condensed consolidated financial statements based on their grant-date fair values.

The Company has applied the Black-Scholes model to value stock-based awards and issued warrants related to notes payable. That model incorporates various assumptions in the valuation of stock-based awards relating to the risk-free rate of interest to be applied, the estimated dividend yield and expected volatility of our common stock. The risk-free rate of interest is the related U.S. Treasury yield curve for periods within the expected term of the option at the time of grant. The dividend yield on our common stock is estimated to be 0%, as the Company did not issue dividends during 2019. The expected volatility is based on historical volatility of the Company’s common stock.

The Company’s net loss for the three months ended March 31, 2020 and 2019 includes approximately none and $29,000, respectively, of compensation costs related to share based payments. As of March 31, 2020, there was no unrecognized compensation expense related to non-vested stock option grants and stock grants.

On April 10, 2009, the Board of Directors approved for adoption, and on June 5, 2009, the shareholders of the Corporation approved, a 2009 Stock Incentive Plan (“2009 Plan”). The 2009 Plan authorized the issuance of up to 510,000 shares of stock or options to purchase stock of the Company (including cancelled shares reissued under the plan.) On June 8, 2018, our shareholders approved the 2018 Stock Incentive Plan (“2018 Plan”). The 2018 Plan authorized the issuance of up to 300,000 shares of our common stock in the form of equity-based awards. Because no registration on Form S-8 was filed for these additional shares within 12 months of approval by our shareholders, those additional shares are not available for issuance in the normal course. As of March 31, 2020, options for 20,000 shares remain outstanding.

A summary of the Company’s stock option activity, which includes grants of non-qualified stock options, incentive stock options, warrants and related information, is as follows:

	Shares under Option	Weighted Average Exercise Price
Balance at December 31, 2019	471,144	$3.95
Granted	612,660	1.00
Cancelled/Expired	432,519	-
Exercised/Issued	15,000	5.48
Outstanding at March 31, 2020	636,285	$1.10

Exercisable at March 31, 2020	19,625	$5.48

The instruments above have no aggregate intrinsic value (the difference between the closing price of the Company’s common stock on the last trading day of the quarter ended March 31, 2020 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all the holders exercised their options on March 31, 2020.

Note 6 - Legal Proceedings

The Company may be party to certain lawsuits or claims arising in the normal course of business. The ultimate outcome of these matters is unknown but, in the opinion of management, we do not believe any of these proceedings will have, individually or in the aggregate, a material adverse effect upon our financial condition, cash flows or future results of operation.

During 2019 and 2020, claims have been filed against us claiming failure to pay contractually obligated amounts. Approximately $0.5 million in aggregate claims are outstanding as of June 2020. These claims are being disputed, the ultimate outcome of which is unknown.  Management has not recorded any contingencies related to the potential outcomes of these claims.

Note 7 - Other Comprehensive Income

In the three months ended March 31, 2020, the Company incurred other comprehensive loss of approximately $1,364,000 from foreign currency translation adjustments. The main contributing factor was a sudden 25% decline in the valuation of the Mexican peso related to the COVID-19 pandemic discussed above and resulting large-scale, rapid impacts to the world economy.

The following table sets forth the accumulated balance of other comprehensive income and each component.

	Foreign Currency Items	Total Accumulated Other Comprehensive Income

Beginning balance as of January 1, 2020	$(5,348,812)	$(5,348,812)

Current period change, net of tax	(1,363,503)	(1,363,503)

Ending Balance as of March 31, 2020	(6,712,315)	(6,712,315)

Note 8 - Geographic Segment Data

The Company has determined that it operates primarily in one business segment that designs, manufactures, and distributes film and film related products for use in packaging, storage, and novelty balloon products. The Company operates in foreign and domestic regions. Information about the Company's continuing operations by geographic area is as follows:

	Net Sales to Outside Customers
	For the Three Months Ended
	March 31,
	2020	2019

United States	$5,426,000	$6,600,000
Mexico	1,642,000	2,080,000

	$7,068,000	$8,680,000

	Total Assets at
	March 31,	December 31,
	2020	2019

United States	$17,770,000	$19,668,000
Mexico	8,193,000	10,897,000
Assets Held for Sale International Subsidiaries	881,000	756,000

	$26,844,000	$31,321,000

Note 9 - Inventories, Net of Continuing Operations

	March 31, 2020	December 31, 2019
Raw materials	$1,555,838	$1,544,949
Work in process	3,171,759	3,110,296
Finished goods	8,431,874	9,766,060
In Transit	92,671	99,923
Allowance for excess quantities	(565,499)	(561,729)
Total inventories	$12,686,643	$13,959,499

Note 10 - Concentration of Credit Risk

Concentration of credit risk with respect to trade accounts receivable is generally limited due to the large number of entities comprising the Company's customer base. The Company performs ongoing credit evaluations and provides an allowance for potential credit losses against the portion of accounts receivable which is estimated to be uncollectible. Such losses have historically been within management's expectations. During the three months ended March 31, 2020 and 2019, there was one customer whose purchases represented more than 10% of the Company’s consolidated net sales. Sales to these customers for the three months ended March 31, 2020 and 2019 are as follows:

	Three Months Ended		Three Months Ended
	March 31, 2020		March 31, 2019
Customer	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Customer A	$3,222,000	45%	$3,861,000	45%

As of March 31, 2020, the total amounts owed to the Company by this customer were approximately $2,097,000 or 29% of the Company’s consolidated net accounts receivable. The amounts owed at March 31, 2019 by this customer was approximately $2,933,000 or 39% of the Company’s consolidated net accounts receivable.

Note 11 - Related Party Transactions

John H. Schwan, who resigned as Chairman of the Board on June 1, 2020, is the brother of Gary Schwan, one of the owners of Schwan Incorporated, which provides building maintenance services to the Company. The Company made payments to Schwan Incorporated of approximately none and $8,000 during the three months ended March 31, 2020 and 2019, respectively.

During the period from January 2003 to the present, John H. Schwan has made loans to the Company which have outstanding balances, for the Company of $1.6 million as of December 31, 2018. During January 2019 he converted $0.6 million to equity at the then market price of our stock. Including accrued interest, his balance was $1.1 million as of March 31, 2020. During 2020 and 2019, interest expense on these outstanding loans was $15,000 and $16,000, respectively.

Items identified as Notes Payable Affiliates in the Company's Consolidated Balance Sheet as of March 31, 2020 and 2019 include loans by shareholders to Flexo Universal totaling $9,000 and $14,000, respectively.

On July 1, 2019, the Company deconsolidated Clever, and as result the Company has a note receivable of $1.3 million. One of owners of Clever is Mr. Schwan, above.

Note 12 - Derivative Instruments; Fair Value

The Company accounts for derivative instruments in accordance with U.S. GAAP, which requires that all derivative instruments be recognized on the balance sheet at fair value. We may enter into interest rate swaps to fix the interest rate on a portion of our variable interest rate debt to reduce the potential volatility in our interest expense that would otherwise result from changes in market interest rates. Our derivative instruments are recorded at fair value and are included in accrued liabilities of our consolidated balance sheet. Our accounting policies for these instruments are based on whether they meet our criteria for designation as hedging transactions, which include the instrument’s effectiveness, risk reduction and, in most cases, a one-to-one matching of the derivative instrument to our underlying transaction. As of March 31, 2020, we had no such instrument.

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

We determine if an arrangement is a lease at inception. Most of our operating leases do not provide an implicit rate of interest so we use our incremental borrowing rate based on the information available at the commencement date to determine the present value of future payments. We lease various assets in the course of ordinary business including warehouses and manufacturing facilities, as well as vehicles and equipment used in our operations. Leases with an initial term of 12 months or less are not recorded on the balance sheet as we recognize lease expense for these leases on a straight-line basis over the lease term. The depreciable life of assets and related improvements are limited by the expected lease term unless there is a reasonably certain expected transfer or title or purchase option. Some lease agreements include renewal options at our sole discretion. Any guaranteed residual value is included in our lease liability.

The table below describes our lease position as of March 31, 2020:

Assets	As of March 31, 2020
Operating lease right-of-use assets	$1,371,000
Accumulated amortization	(699,000)
Net lease assets	672,000

Liabilities
Current
Operating	399,000
Noncurrent
Operating	273,000
Total lease liabilities	672,000

Weighted average remaining term (years) – operating leases	2

Weighted average discount rate – operating leases	11.25%

During the three months ended March 31, 2020, we recorded expenses related to

Operating right-of-use lease asset amortization	$251,000

Total expense during three months ended March 31, 2020	251,000

Operating lease expense were approximately $251,000 for the three months ended March 31, 2020. Operating lease costs are included within selling, general and administrative expenses on the condensed consolidated statements of operations.  The Company does not have any finance leases.  Cash paid for amounts included in the measurement of operating lease liabilities were approximately $251,000 for the three months ended March 31, 2020.

The following table summarizes the maturities of our lease liabilities for all operating leases as of March 31, 2020

(in thousands)	3/31/2020
2020	$382
2021	277
2022 and thereafter	33
Total lease payments	692
less: Imputed interest	(20)
Present value of lease liabilities	$672

Note 14 - Subsequent Events

On April 30, 2020, the Company executed a promissory note (the “Note”) with PNC Bank National Association (the “Lender”) evidencing an unsecured loan in the aggregate principal amount of $1,047,700 (the “PPP Loan”), which was made pursuant to the Paycheck Protection Program (the “PPP”). The PPP was established under the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), which was enacted on March 27, 2020, and is administered by the U.S. Small Business Administration (“SBA”). All the funds under the PPP Loan were disbursed to the Company on April 23, 2020. The Note provides for a fixed interest rate of one percent per year with a maturity date of April 30, 2022 (the “Maturity Date”). Monthly principal and interest payments due on the PPP Loan are deferred for a six-month period beginning from the date of disbursement of the PPP Loan. The PPP Loan may be prepaid by the Company at any time prior to the Maturity Date with no prepayment penalties or premiums. The Note contains customary event of default provisions. Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of the loans granted under the PPP. Such forgiveness will be subject to approval by the SBA and the Lender and determined, subject to limitations, based on factors set forth in the CARES Act, including verification of the use of loan proceeds for payment of payroll costs and payments of mortgage interest, rent and utilities. In the event the PPP Loan, or any portion thereof, is forgiven, the amount forgiven is applied to outstanding principal. The terms of any forgiveness may also be subject to further regulations and guidelines that the SBA may adopt. The Company will carefully monitor all qualifying expenses and other requirements necessary to attain loan forgiveness; however, no assurance is provided that the Company will obtain forgiveness of the PPP Loan in whole or in part. The Company intends to use all proceeds from the PPP Loan to retain employees, maintain payroll and make lease and utility payments

On June 1, 2020, Mr. John Schwan resigned as Chairman of the Board of Directors, Mr. Li was appointed as the Chairman of the Board of Directors, Mr. Stephen Merrick resigned as Director, Corporate Secretary, and General Counsel and Frank Cesario was appointed as Secretary.

On April 13, 2020, to permit an additional interim closing prior to the satisfaction of the relevant closing conditions to, and the consummation of, the Second Closing, the Company and the Investor entered into a second amendment to the Purchase Agreement (the “Second Purchase Agreement Amendment”), pursuant to which the Company agreed to issue and sell, and the Investor agreed to purchase, 130,000 shares of Series A Preferred at a purchase price of $10.00 per share, for aggregate gross proceeds of $1,300,000 (the “Additional Interim Closing”). As an inducement to enter into the Second Purchase Agreement Amendment, the Company i) granted to the Investor the right to appoint and elect a third member to the Board of the Company and ii) agreed to issue to the Investor 260,000 shares of Common Stock. On April 13, 2020, the Company and the Investor closed on the Additional Interim Closing.  On June 5, 2020, the Company and the Investor conducted the Second Closing, as modified by the Interim Closing and Additional Interim Closing (the “Final Closing”), and closed on the issuance of 50,000 shares of Series A Preferred at a purchase price of $10.00 per share to the Investor for aggregate gross proceeds of $500,000 to the Company.  The Company paid the placement agent for the Offering a fee equal to ten percent (10%) of the gross proceeds from the Final Closing and warrants to purchase shares of Common Stock in an amount equal to ten percent (10%) of the Common Stock issuable upon conversion of the Series A Preferred sold in the Final Closing at an exercise price of $1.00 per share.

Note 15 - Equity Transaction

On January 3, 2020, the Company entered into a stock purchase agreement (the “Purchase Agreement”), pursuant to which the Company agreed to issue and sell, and LF International Pte. Ltd. (the “Investor”), agreed to purchase, up to 500,000 shares of the Company’s newly created Series A Convertible Preferred Stock (“Series A Preferred”), at a purchase price of $10.00 per share, for aggregate gross proceeds of $5,000,000 (the “Offering”).

Holders of the Series A Preferred will be entitled to receive quarterly dividends at the annual rate of 8% of the stated value ($10 per share). Such dividends may be paid in cash or in shares of common stock in the Company’s discretion. In the event of any liquidation, dissolution or winding up of the Company, the holders of record of shares of Series A Preferred will be entitled to receive, in preference to any distribution to the holders of the Company’s other equity securities (including the Company’s common stock), a liquidation preference equal to $10 per share plus all accrued and unpaid dividends.

Each holder of Series A Preferred shall have the right to convert the stated value of such shares, as well as accrued but unpaid declared dividends thereon (collectively the “Conversion Amount”) into shares of the Company’s common stock. The number of shares of common stock issuable upon conversion of the Conversion Amount shall equal the Conversion Amount divided by the conversion price of $1.00, subject to certain customary adjustments.  Holders of Series A Preferred shall vote together with the holders of the Company’s common stock on an as-if-converted basis, whereby each share of Series A Preferred will be entitled to ten (10) votes, subject to adjustment. In addition, so long as there are more than 50,000 shares of the Series A Preferred outstanding, the Company will be prohibited from taking certain actions without the consent of the holders of at least 80% of the outstanding shares of Series A Preferred. In addition, the Company shall not, without the affirmative vote of the holders of a majority of the then-outstanding shares of the Series A Preferred, amend its Article of Incorporation, the Series A Certificate of Designation or the by-laws of the Company in any manner to decrease the number of authorized shares of common stock or in any manner that would otherwise adversely affect the rights, preferences or privileges of the holders of the Series A Preferred, except for an amendment to increase the number of authorized shares of common stock. The voting and conversion rights of the Series A Preferred will be restricted prior to the affirmative vote of holders of a majority of the common stock approving the Offering.

On January 13, 2020, the Company conducted its first closing of the Offering, selling 250,000 Series A Preferred shares resulting in aggregate gross proceeds of $2,500,000.  On February 24, 2020, to permit an interim closing prior to the satisfaction of the relevant closing conditions to, and the consummation of, the Second Closing, the Company and the Investor entered into an amendment to the Purchase Agreement (the “Purchase Agreement Amendment”), pursuant to which the Company agreed to issue and sell, and the Investor agreed to purchase, 70,000 shares of Series A Preferred at a purchase price of $10.00 per share, for aggregate gross proceeds of $700,000 (the “Interim Closing”). As an inducement to enter into the Purchase Agreement Amendment, the Company i) granted to the Investor the right to appoint and elect a second member to the Company’s Board of Directors and ii) agreed to issue to the Investor 140,000 shares of the Company’s common stock.

During the first quarter 2020, the Company sold 90,860 additional Series A Preferred to various investors for gross proceeds of $426,600 and conversion of debt of $478,000.

In connection with the issuance of the Series A Preferred, the Company paid placement agents a fee equal to ten percent (10%) of the gross proceeds from the Interim Closing and warrants to purchase shares of the Company’s common stock in an amount equal to ten percent (10%) of the common stock issuable upon conversion of the Series A Preferred sold at an exercise price of $1.00 per share. In total, stock issuance costs inclusive of marketing, legal and placement agents of $1,679,000 were incurred and were treated as a reduction of Additional Paid in Capital, via warrants, and via common stock.

Beneficial Conversion Features

The issuance of the Company’s Series A Preferred Stock generated a beneficial conversion feature (BCF), which arises when a debt or equity security is issued with an embedded conversion option that is beneficial to the investor or in the money at inception because the conversion option has an effective strike price that is less than the market price of the underlying stock at the commitment date. The fair value of the common stock into which the Series A Preferred was convertible exceeded the allocated purchase price fair value of the Series A Preferred Stock at the closing dates by approximately $2.2 million as of the closing dates.  We recognized this BCF by allocating the intrinsic value of the conversion option, to additional paid-in capital, resulting in a discount on the Series A Preferred Stock. As the Series A Preferred Stock is immediately convertible, the Company accreted the discount on the date of issuance.  The accretion was recognized as dividend equivalents.

Warrants

The Company evaluates outstanding warrants in accordance with ASC 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging. If none of the criteria in the evaluation in these standards are met, the warrants are classified as a component of stockholders’ equity and initially recorded at their grant date fair value without subsequent re-measurement.  In connection with the sale of the Series A Preferred, in the first quarter 2020, the Company issued warrants to purchase 612,660 shares of the Company’s common stock. The warrant had an exercise price of $1.00 per share. The Company evaluated the terms of the warrants and concluded that they should be equity-classified. The fair value of the warrants, $753,000, were estimated on the issuance dates using a Black-Scholes pricing model based on the following assumptions: an expected term of 5 years, average expected stock price volatility of approximately 155%, an average risk-free rate of 1.19%, and a dividend yield of 0%.  The fair value was treated as stock issuance costs.

As of March 31, 2020 and December 31, 2019, the Company reserved the following shares of common stock for issuance of shares resulting from the exercise of outstanding warrants and options, as well as the future conversion of the Series A Preferred Shares:

	3/31/2020	12/31/2019
Conversion of Series A Preferred	5,296,800	-
Stock Warrants	612,600	-
Stock Options	-	-

	5,909,400	-

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

As of January 1, 2019, we adopted ASC Topic 842, Leases (“ASC Topic 842”). Refer to Note 12 for additional information. Our primary leases relate to the facilities we use in Mexico. We also have ancillary leases for items ranging from forklifts to printers. The majority of our leases are classified as operating lease right-of-use (“ROU”) assets and related operating lease liabilities. Finance leases are included in property and equipment and related liabilities. ROU assets and lease liabilities are recognized based on the present value of future minimum lease payments over the expected lease term at the commencement date for leases that exceed 12 months. The expected lease term includes options to renew when it is reasonably certain that we will exercise such option.

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

Summary of Subsequent Events

On April 30, 2020, the Company executed a promissory note (the “Note”) with PNC Bank National Association (the “Lender”) evidencing an unsecured loan in the aggregate principal amount of $1,047,700 (the “PPP Loan”), which was made pursuant to the Paycheck Protection Program (the “PPP”). The PPP was established under the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), which was enacted on March 27, 2020, and is administered by the U.S. Small Business Administration (“SBA”). All the funds under the PPP Loan were disbursed to the Company on April 23, 2020. The Note provides for a fixed interest rate of one percent per year with a maturity date of April 30, 2022 (the “Maturity Date”). Monthly principal and interest payments due on the PPP Loan are deferred for a six-month period beginning from the date of disbursement of the PPP Loan. The PPP Loan may be prepaid by the Company at any time prior to the Maturity Date with no prepayment penalties or premiums. The Note contains customary event of default provisions. Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of the loans granted under the PPP. Such forgiveness will be subject to approval by the SBA and the Lender and determined, subject to limitations, based on factors set forth in the CARES Act, including verification of the use of loan proceeds for payment of payroll costs and payments of mortgage interest, rent and utilities. In the event the PPP Loan, or any portion thereof, is forgiven, the amount forgiven is applied to outstanding principal. The terms of any forgiveness may also be subject to further regulations and guidelines that the SBA may adopt. The Company will carefully monitor all qualifying expenses and other requirements necessary to attain loan forgiveness; however, no assurance is provided that the Company will obtain forgiveness of the PPP Loan in whole or in part. The Company intends to use all proceeds from the PPP Loan to retain employees, maintain payroll and make lease and utility payments

On June 1, 2020, Mr. John Schwan resigned as Chairman of the Board of Directors, Mr. Li was appointed as the Chairman of the Board of Directors, Mr. Stephen Merrick resigned as Director, Corporate Secretary, and General Counsel and Frank Cesario was appointed as Secretary.

Comparability

In July 2019 management and the Board engaged in a review of CTI Balloons and CTI Europe and determined that they are not accretive to the Company overall, add complexity to the Company’s structure and utilize resources. Therefore, as of July 19, 2019, the board authorized management to divest these international subsidiaries. These actions are being taken to focus our resources and efforts on our core business activities, particularly foil balloons and ancillary products based in North America. The Company determined that these entities met the held-for-sale and discontinued operations accounting criteria. Accordingly, the Company has reported the results of these International operations as discontinued operations in the Consolidated Statements of Comprehensive Income and presented the related assets and liabilities as held-for-sale in the Consolidated Balance Sheets. These changes have been applied for all periods presented. The Company divested its CTI Balloons (United Kingdom) subsidiary in the fourth quarter 2019 and expects to divest its CTI Europe (Germany) subsidiary in 2020.

Results of Operations

Net Sales. For the three month period ended March 31, 2020, net sales were $7,068,000, compared to net sales of $8,680,000 for the same period of 2019. For the three month periods ended March 31, 2020 and 2019, net sales by product category were as follows:

	Three Months Ended
	March 31, 2020		March 31, 2019
	$	of	a$	% of
Product Category	(000) Omitted	Net Sales	(000) Omitted	Net Sales	Variance	% change

Metalized Balloons	4,492	64%	5,554	64%	(1,062)	(19%)

Latex Balloons	1,583	22%	1,739	20%	(156)	(9%)

Film Products	215	3%	761	9%	(546)	(72%)

Home Organization	0	0%	161	2%	(161)	(100%)

Other	778	11%	465	5%	313	67%

Total	7,068	100%	8,680	100%	(1,612)	(19%)

Foil Balloons. Revenues from the sale of foil balloons decreased from $5,554,000 during the three month period ended March 31, 2019 by to $4,492,000 during the three month period ended March 31, 2020, representing a decrease of 19%. Sales to our largest balloon customer decreased from $3,861,000 during the first three months of 2019 to $3,222,000 during the first three months of 2020. Due to COVID-19 related issues, graduation season did not occur as it normally does. This is the third strongest event in our annual sales period. While we believe these orders were delayed and not cancelled, it nonetheless was impactful on our first quarter results. On a related note, many smaller customers were forced to close for extended periods during shelter-in-place restrictions that began March 2020.

Latex Balloons. Revenues from the sale of latex balloons decreased from $1,739,000 during the three month period ended March 31, 2019 to $1,583,000 during the three month period ended March 31, 2020, representing a decrease of 9%.

Films. Revenues from the sale of commercial films decreased from $761,000 during the three month period ended March 31, 2019, to $215,000 during the three month period ended March 31, 2020, representing a decrease of 72%. Our main customer had restructured their program in the first quarter both related to COVID-19 disruption and also the integration of a merger partner.

Other Revenues. Revenues from the sale of other products increased from $465,000 during the three month period ended March 31, 2019 to $778,000 during the three month period ended March 31, 2020, representing an increase of 67%. The revenues from the sale of other products during the first three months of 2020 include (i) sales of a line of “Candy Blossoms” and similar products consisting of candy and small inflated balloons sold in small containers in the amount of $704,000 and (ii) the sale of accessories and supply items related to balloon products.

Sales to a limited number of customers continue to represent a large percentage of our net sales.

The table below illustrates the impact on sales of our top three and ten customers for the three month periods ended March 31, 2020 and 2019.

	Three Months Ended March 31,
	% of Sales
	2020	2019

Top 3 Customers	56%	57%

Top 10 Customers	69%	78%

During the three month period ended March 31, 2020, there was one customer whose purchases represented more than 10% of the Company’s consolidated net sales. Sales to this customer for the three month period ended March 31, 2020 were $3,222,000, or 45% of consolidated net sales. Sales to this customer for the three months ended March 31, 2019 was $3,861,000, or 45% of consolidated net sales. As of March 31, 2020, the total amount owed to the Company by this customer was approximately $2,097,000, or 29% of the Company’s consolidated net accounts receivable. The amount owed at March 31, 2019 by this customer was approximately $2,933,000, or 39% of the Company’s consolidated net accounts receivable.

Cost of Sales. During the three month period ended March 31, 2020, the cost of sales was $5,586,000, compared to $6,723,000 for the same period ended March 31, 2019. The reduction in cost of sales was largely due to lower sales volume, net of related inefficiencies.

General and Administrative. During the three month period ended March 31, 2020, general and administrative expenses were $702,000 as compared to $1,359,000 for the same period in 2019.

Selling, Advertising and Marketing. During the three month period ended March 31, 2020, selling, advertising and marketing expenses were $54,000 as compared to $119,000 for the same period in 2019.0.

Other Income (Expense). During the three month period ended March 31, 2020, the Company incurred interest expense of $441,000 as compared to interest expense of $564,000 during the same period of 2019.

For the three month period ended March 31, 2020, the Company had a foreign currency transaction loss of $154,000 during 2019 and $6,000 loss during same period of 2019.  For the three month period ending March 31, 2019 the company recorded a $1.2 million charge related to goodwill impairment and no impairment charge was recorded in the three month period ended March 31, 2020.

Financial Condition, Liquidity and Capital Resources

Cash Flow Items.

Operating Activities. During the three months ended March 31, 2020, net cash provided by operations was $842,000, compared to net cash provided by operations during the three months ended March 31, 2019 of $665,000.

Significant changes in working capital items during the nine months ended March 31, 2020 included:

●	A decrease in accounts receivable of $797,000 compared to a decrease in accounts receivable of $660,000 in the same period of 2019.

●	A decrease in inventory of $242,000 compared to an increase in inventory of $827,000 in 2019.
●	A decrease in trade payables of $158,000 compared to an increase in trade payables of $2,000,000 in 2019.
●	An increase in accrued liabilities of $40,000 compared to a decrease in accrued liabilities of $150,000 in 2019.

Investing Activity. During the three months ended March 31, 2020, cash used in investing activity was $19,000, compared to cash used in investing activity for the same period of 2019 in the amount of $52,000.

Financing Activities. During the three months ended March 31, 2020, cash used in financing activities was $1,700,000 compared to cash used in financing activities for the same period of 2019 in the amount of $808,000. Financing activity consisted principally of changes in the balances of revolving and long-term debt.

Liquidity and Capital Resources.

At March 31, 2019, the Company had cash balances of $160,000 compared to cash balances of $175,000 for the same period of 2019.

As of March 31, 2020, the Company was not in compliance with its Credit Facility with PNC. For this reason, $2.0 million of long-term debt was reclassified as current debt as of March 31, 2020. Failure to ultimately regain compliance with the terms of our credit agreement, or enter into a suitable replacement financing vehicle, could negatively impact our ability to carry on our business up to and including our ability to continue as a going concern. Additionally, we have encountered difficulties with seasonal cash flow needs, including increased costs associated with recruiting and retaining workers in the Chicago area. The failure to either regain compliance with the terms of our credit facility or properly manage seasonal cash needs could put a strain on the Company, up to and including our ability to continue as a going concern. See Note 2 for additional discussion.

Seasonality

In the foil balloon product line, sales have historically been seasonal with approximately 40% occurring in the period from December through March of the succeeding year and 24% being generated in the period July through October in recent years.

Please see pages 25-28 of our Annual Report on Form 10-K for the year ended December 31, 2019 for a description of policies that are critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. No material changes to such information have occurred during the three months ended March 31, 2020.

Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk

Not applicable.

Item 4. Controls and Procedures

(a)

(a)   Disclosure Controls and Procedures

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

        We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of these disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e), as of March 31, 2020. Based on this evaluation, the Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) concluded that our disclosure controls and procedures were not effective as of March 31, 2020, the end of the period covered by this Quarterly Report on Form 10-Q due to the material weaknesses described below.

(b)   Management's Report on Internal Control over Financial Reporting

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

        Management has assessed the effectiveness of our internal control over financial reporting as of March 31, 2020. In making our assessment of the effectiveness of internal control over financial reporting, management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

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

        As a result of the material weaknesses, we have concluded that we did not maintain effective internal control over financial reporting as of March 31, 2020.

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

Item 4. Mine Safety Disclosures

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
101

Interactive Data Files, including the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31 2020, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 29, 2020	Yunhong CTI Ltd.

	By:	/s/ Frank J. Cesario
Frank J. Cesario
President,Chief Executive Officer, Chief Financial Officer and Secretary