Form 10-Q
period 2020-06-30
Yunhong CTI Ltd.
filed 2020-08-19
CIK 1042187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

The number of shares outstanding of the registrant’s common stock as of August 11, 2020 was 5,055,907 (excluding treasury shares).

Item 1. Financial Statements

Yunhong CTI, LTD (f/k/a CTI Industries Corporation)
Condensed Consolidated Balance Sheets

	June 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$103,668	$845,098
Accounts receivable	7,169,499	9,011,569
Inventories, net	11,027,364	13,959,499
Prepaid expenses	284,921	353,183
Other current assets	1,147,949	1,312,205
Receivable from related party	1,047,114	1,387,131
Current assets of discontinued operations	788,388	756,031

Total current assets	21,568,903	27,624,716

Property, plant and equipment:
Machinery and equipment	22,722,932	23,822,808
Building	3,374,334	3,374,334
Office furniture and equipment	2,206,897	2,289,444
Intellectual property	783,179	783,179
Land	250,000	250,000
Leasehold improvements	386,719	415,737
Fixtures and equipment at customer locations	518,450	518,450
Projects under construction	80,636	74,929
	30,323,147	31,528,881
Less : accumulated depreciation and amortization	(28,163,953)	(28,997,809)

Total property, plant and equipment, net	2,159,194	2,531,072

Other assets:
Operating lease right-of-use	455,408	1,046,438
Other assets	75,981	118,857

Total other assets	531,389	1,165,295

TOTAL ASSETS	$24,259,486	$31,321,083

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade payables	$5,560,569	$7,021,580
Line of credit	8,484,849	14,518,107
Notes payable - current portion	2,745,257	3,451,880
Deferred other income liability	246,854	-
Notes payable affiliates - current portion	10,998	12,684
Operating Lease Liabilities	342,759	658,374
Accrued liabilities	904,213	1,205,027
Current liabilities of discontinued operations	306,889	656,753

Total current liabilities	18,602,388	27,524,405

Long-term liabilities:
Notes payable - affiliates	8,622	14,340
Notes payable, net of current portion	1,688,015	1,024,441
Operating Lease Liabilities	112,649	388,064
Notes payable - officers, subordinated	1,090,639	1,058,486
Deferred gain (non current)	852	184,840
Total long-term debt, net of current portion	2,900,777	2,670,171

Total long-term liabilities	2,900,777	2,670,171

TOTAL LIABILITIES	21,503,165	30,194,576

Stockholders' Equity:
Yunhong CTI, Ltd stockholders' equity:
Preferred Stock - no par value, 3,000,000 shares authorized, 590,860 shares issued and outstanding at June 30, 2020 and nil at December 31, 2019 respectively (liquidation preference - $5.9 million as of June 30, 2020)	3,472,161	-
Common stock - no par value, 15,000,000 shares authorized, 4,479,608 and 3,879,608 shares issued and 4,435,950 and 3,835,930 shares outstanding at June 30, 2020 and December 31, 2019 respectively	14,537,828	13,898,494
Paid-in-capital	4,356,097	3,587,287
Accumulated deficit	(12,159,046)	(9,992,841)
Accumulated other comprehensive loss	(6,645,988)	(5,348,812)
Less: Treasury stock, 43,658 shares	(160,784)	(160,784)
Total Yunhong CTI, Ltd Stockholders' Equity	3,400,268	1,983,344
Noncontrolling interest	(643,947)	(856,837)
Total Stockholders' Equity	2,756,321	1,126,507
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$24,259,486	$31,321,083

See accompanying notes to condensed consolidated unaudited financial statements

Yunhong CTI, LTD (f/k/a CTI Industries Corporation)td
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019

Net Sales	$5,745,353	$9,202,406	$12,812,854	$17,882,423

Cost of Sales	5,135,641	9,134,616	10,721,700	15,857,627

Gross profit	609,712	67,790	2,091,154	2,024,796

Operating expenses:
General and administrative	1,484,008	1,419,277	2,186,439	2,783,916
Selling	26,636	109,721	80,390	229,109
Advertising and marketing	81,165	177,903	201,994	336,737
Impairment of long-lived assets	-	258,566	-	1,511,742
Gain on sale of assets	(20,016)	(23,662)	(45,700)	(47,209)

Total operating expenses	1,571,793	1,941,805	2,423,123	4,814,295

Loss from operations	(962,081)	(1,874,015)	(331,969)	(2,789,499)

Other (expense) income:
Interest (expense) income	(336,925)	(533,256)	(778,102)	(1,097,416)
Gain on Forgiveness of Payroll Protection Program Funding	800,146		800,146
Other (expense) income	(330,006)	(93,086)	(372,340)	(390,194)
Foreign currency (loss) income	(30,374)	9,091	(184,457)	3,407

Total other income (expense), net	102,841	(617,251)	(534,753)	(1,484,203)

Loss from continuing operations before taxes	(859,240)	(2,491,266)	(866,722)	(4,273,702)

Income tax expense	-	-	-	-

Loss from continuing operations	(859,240)	(2,491,266)	(866,722)	(4,273,702)

Income (loss) from discontinued operations , net of tax	(599,956)	730,686	(1,086,593)	(43,353)

Net Loss	$(1,459,196)	$(1,760,580)	$(1,953,315)	$(4,317,055)

Less: Net (loss) income attributable to noncontrolling interest	68,313	(516,102)	212,890	(578,490)

Net loss attributable to Yunhong CTI, Ltd	$(1,527,509)	$(1,244,478)	$(2,166,205)	$(3,738,565)

Other Comprehensive Income (Loss)
Foreign currency adjustment	66,327	61,333	(1,297,176)	297,209
Comprehensive Loss	$(1,461,182)	$(1,183,145)	$(3,463,381)	$(3,441,356)

Deemed Dividends on preferred stock and amortization of beneficial conversion feature	$(237,824)	$-	$(2,618,768)	$-

Net Loss attributable to Yunhong CTI Ltd Shareholders	$(1,699,006)	$(1,183,145)	$(6,082,149)	$(3,441,356)

Basic income (loss) per common share
Continuing operations	$(0.27)	$(0.51)	$(0.88)	$(0.96)
Discontinued operations	(0.14)	0.19	(0.26)	(0.01)
Basic income (loss) per common share	$(0.41)	$(0.32)	$(1.14)	$(0.97)

Diluted income (loss) per common share
Continuing operations	$(0.27)	$(0.51)	$(0.88)	$(0.96)
Discontinued operations	(0.14)	0.19	(0.26)	(0.01)
Diluted income (loss) per common share	$(0.41)	$(0.32)	$(1.14)	$(0.97)

Weighted average number of shares and equivalent shares of common stock outstanding:
Basic	4,352,292	3,835,950	4,184,521	3,835,950

Diluted	4,352,292	3,835,950	4,184,521	3,835,950

See accompanying notes to condensed consolidated unaudited financial statements

Yunhong CTI, LTD (f/k/a CTI Industries Corporation)
Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended June 30,
	2020	2019

Cash flows from operating activities:
Net loss	$(1,953,315)	$(4,317,056)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	249,551	522,670
Amortization of deferred gain on sale/leaseback	(45,700)	(54,948)
Gain on forgiveness of PPP Funding	(800,146)	-
Provision for losses on accounts receivable	20,457	393,938
Provision for losses on inventories	99,169	1,278,561
Other	-	261,075
Impairment of Note Receivable	350,000	-
Impairment of Prepaid, Current and Non Current Assets	-	168,931
Impairment of long-lived assets	-	1,252,283
Stock Based Compensation	-	52,396
Loss on disposition of Asset	-	17,480
Change in assets and liabilities:
Accounts receivable	1,153,616	2,162,480
Inventories	1,681,646	(474,804)
Prepaid expenses and other assets	37,772	530,172
Trade payables	(1,832,090)	1,998,495
Accrued liabilities	10,897	(593,960)

Net cash provided by (used in) operating activities	(1,028,143)	3,197,713

Cash flows from investing activities:
Purchases of property, plant and equipment	(71,867)	(72,662)

Net cash provided by (used in) investing activities	(71,867)	(72,662)

Cash flows from financing activities:
Change in checks written in excess of bank balance	-	394,227
Repayment of debt and revolving line of credit	(6,657,777)	(4,715,492)
Proceeds from issuance of debt	904,583	650,000
Proceeds from issuance of stock	5,426,600	-
Cash paid for stock issuance costs	(1,024,313)	-
Cash paid for deferred financing fees	(43,263)	(55,170)
Proceeds from PPP	1,047,700	-

Net cash used in financing activities	(346,470)	(3,726,435)

Effect of exchange rate changes on cash	705,050	351,532

Net decrease in cash and cash equivalents	(741,430)	(249,852)

Cash and cash equivalents at beginning of period	845,098	428,150

Cash and cash equivalents at end of period	$103,668	$178,298

The cash flows related to discontinued operations have not been segregated, and are included in the Consolidated Statements of Cash Flows. The cash and equivalents amounts presented above differ from cash and equivalents in the Consolidated Balance Sheets due to cash included in “Current assets of discontinued operations.”

Supplemental disclosure of cash flow information:
Cash payments for interest	$778,148	$1,045,943
Common stock issued for accounts payable	-	303,000
Conversion of debt to Series A Preferred	478,000	-
Accrued dividend on preferred stock	150,000	-
Issuance of Placement agent warrants in connection with Series A Preferred offering	919,000	-
Issuance of Common stock to placement agent	306,000	-
Amortization of beneficial conversion feature and deemed dividend on Series A Preferred stock	2,500,000	-
Common stock issued for Notes Payable	-	600,000

See accompanying notes to condensed consolidated unaudited financial statements

Yunhong CTI, Ltd (f/k/a CTI Industries Corporation)
Consolidated Statements of Stockholders' Equity

	Yunhong CTI, Ltd

	Three Months Ended June 30, 2020
							Accumulated
						Accumulated	Other	Less
	Preferred Stock		Common Stock		Paid-in	(Deficit)	Comprehensive	Treasury Stock		Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Interest	TOTAL

Balance March 31, 2020	410,860	$2,161,607	4,219,608	$14,321,161	$4,287,470	$(10,631,537)	$(6,712,315)	(43,658)	$(160,784)	$(712,260)	2,553,342

Convertible Preferred Stock Issuance - cash	180,000	1,583,334	260,000	216,667	-	-	-	-	-	-	1,800,001
Convertible Preferred Stock Issuance - conversion of debt	-	-	-	-	-	-	-	-	-	-	-
Common stock issued for placement agent fees	-	-	-	-	-	-	-	-	-	-	-
Warrants issued to placement agent and other issuance costs	-	(166,181)	-	-	166,181	-	-	-	-	-	-
Placement agent fees and issuance costs	-	(204,153)	-	-	-	-	-	-	-	-	(204,153)
Beneficial Conversion feature on Preferred Stock	-	(140,000)	-	-	140,000	-	-	-	-	-	-
Deemed Dividend on beneficial conversion feature of Preferred Stock	-	140,000	-	-	(140,000)	-	-	-	-	-	-
Accrued Deemed Dividend	-	97,554	-	-	(97,554)	-	-	-	-	-	-
Net Loss	-	-	-	-	-	(1,527,509)	-	-	-	68,313	(1,459,196)
Foreign Currency Translation	-	-	-	-	-	-	66,327	-	-	-	66,327
Balance June 30, 2020	590,860	3,472,161	4,479,608	14,537,828	4,356,097	(12,159,046)	(6,645,988)	(43,658)	(160,784)	(643,947)	2,756,321

	Three Months Ended June 30, 2019
							Accumulated
						Accumulated	Other	Less
	Preferred Stock		Common Stock		Paid-in	(Deficit)	Comprehensive	Treasury Stock		Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Interest	TOTAL

Balance March 31, 2019	-	$-	3,779,608	$13,898,494	$3,135,404	$(5,359,575)	$(5,814,471)	(43,658)	$(160,784)	$(1,134,973)	4,564,095

Note Conversion - Schwan	-	-	-	-	-	-	-	-	-	-	-
Stock Issued	-	-	100,000	-	303,000	-	-	-	-	-	303,000
Stock Option Expense	-	-	-	-	23,429	-	-	-	-	-	23,429
Net Income	-	-	-	-	-	(1,244,477)	-	-	-	(516,102)	(1,760,579)
Other comprehensive income, net of taxes	-	-	-	-	-	-	-	-	-	-	-
Foreign currency translation	-	-	-	-	-	-	61,333	-	-	-	61,333
Balance June 30, 2019	-	$-	3,879,608	13,898,494	3,461,833	(6,604,052)	(5,753,138)	(43,658)	(160,784)	(1,651,075)	3,191,278

	Six Months Ended June 30, 2020
							Accumulated
						Accumulated	Other	Less
	Preferred Stock		Common Stock		Paid-in	(Deficit)	Comprehensive	Treasury Stock		Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Interest	TOTAL

Balance December 31, 2019	-	$-	3,879,608	$13,898,494	$3,587,287	$(9,992,841)	$(5,348,812)	(43,658)	$(160,784)	$(856,837)	1,126,507

Convertible Preferred Stock Issuance - cash	542,660	5,093,267	400,000	333,334	-	-	-	-	-	-	5,426,601
Convertible Preferred Stock Issuance - conversion of debt	48,200	478,017	-	-	-	-	-	-	-	-	478,017
Common stock issued for placement agent fees	-	(306,000)	200,000	306,000	-	-	-	-	-	-	-
Warrants issued to placement agent and other issuance costs	-	(919,105)	-	-	919,105	-	-	-	-	-	-
Placement agent fees and issuance costs	-	(1,024,313)	-	-	-	-	-	-	-	-	(1,024,313)
Beneficial Conversion feature on Preferred Stock	-	(2,468,473)	-	-	2,468,473	-	-	-	-	-	-
Deemed Dividend on beneficial conversion feature of Preferred Stock	-	2,468,473	-	-	(2,468,473)	-	-	-	-	-	-
Accrued Deemed Dividend	-	150,295	-	-	(150,295)	-	-	-	-	-	-
Net Loss	-	-	-	-	-	(2,166,205)	-	-	-	212,890	(1,953,315)
Foreign Currency Translation	-	-	-	-	-	-	(1,297,176)	-	-	-	(1,297,176)
Balance June 30, 2020	590,860	$3,472,161	4,479,608	$14,537,828	$4,356,097	$(12,159,046)	$(6,645,988)	(43,658)	$(160,784)	$(643,947)	2,756,321

	Six Months Ended June 30, 2019
							Accumulated
						Accumulated	Other	Less
	Preferred Stock		Common Stock		Paid-in	(Deficit)	Comprehensive	Treasury Stock		Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Interest	TOTAL

Balance December 31, 2018	-	$-	3,578,885	$13,898,494	$2,506,437	$(2,865,486)	$(6,050,347)	(43,658)	$(160,784)	$(1,072,585)	6,255,729

Note Conversion - Schwan	-	-	180,723	-	600,000	-	-	-	-	-	600,000
Stock Issued	-	-	120,000	-	303,000	-	-	-	-	-	303,000
Stock Option Expense	-	-	-	-	52,396	-	-	-	-	-	52,396
Net Income	-	-	-	-	-	(3,738,566)	-	-	-	(578,490)	(4,317,056)
Other comprehensive income, net of taxes	-	-	-	-	-	-	-	-	-	-	-
Foreign currency translation	-	-	-	-	-	-	297,209	-	-	-	297,209
Balance June 30, 2019	-	$-	3,879,608	13,898,494	3,461,833	(6,604,052)	(5,753,138)	(43,658)	(160,784)	(1,651,075)	3,191,278

See accompanying notes to condensed consolidated unaudited financial statements

Yunhong CTI Ltd. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 - Basis of Presentation

The accompanying condensed (a) consolidated balance sheet as of June 30, 2020, which has been derived from unaudited consolidated financial statements, and (b) the unaudited interim condensed consolidated financial statements have been prepared and, in the opinion of management, contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the consolidated financial position and the consolidated statements of comprehensive income and consolidated cash flows for the periods presented in conformity with generally accepted accounting principles for interim consolidated financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America. Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2020. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2019.

Principles of consolidation and nature of operations:

Yunhong CTI Ltd. (formerly CTI Industries Corporation), its former United Kingdom subsidiary (CTI Balloons Limited), its Mexican subsidiary (Flexo Universal, S. de R.L. de C.V.), its German subsidiary (CTI Europe GmbH) and CTI Supply, Inc. (collectively, the “Company”) (i) design, manufacture and distribute metalized and latex balloon products throughout the world and (ii) operate systems for the production, lamination, coating and printing of films used for food packaging and other commercial uses and for conversion of films to flexible packaging containers and other products. As discussed in Note 2 Discontinued Operations, effective in the third quarter of 2019, the Company determined that it was exiting CTI Balloons Limited (“CTI Balloons”) and CTI Europe GmbH (“CTI Europe”). CTI Balloons has been fully liquidated as of the fourth quarter 2019. Accordingly, the operations of these entities are classified as discontinued operations in these financial statements.

The consolidated financial statements include the accounts of Yunhong CTI Ltd., its wholly owned subsidiaries CTI Balloons Limited and CTI Supply, Inc. and its majority owned subsidiaries, Flexo Universal and CTI Europe, as well as the accounts of Venture Leasing S. A. de R. L., Venture Leasing L.L.C. (“VL”), and Clever Organizing Solutions (formerly Clever Container Company, L.L.C. “Clever”). The last three entities have been consolidated as variable interest entities. All significant intercompany accounts and transactions have been eliminated upon consolidation. The treatment of VL and Clever changed during 2019 as described in the next section.

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

The Company has variable interests in VL and Clever. Through June 30, 2019, the Company had determined that it was the primary beneficiary of these entities and included them in our consolidated results. In the third quarter, we determined that operationally material changes in our involvement with Clever and VL resulted in us having no power over the decisions which impact their financial performance. Therefore, we are no longer the primary beneficiary of these entities. Effective July 1, 2019, we deconsolidated these entities and their results are not included in our Consolidated Statements of Comprehensive Income subsequent to June 30, 2019. Upon deconsolidation of these entities, we recognized a gain of $219,000. In accordance with ASC 810-10 because the carrying value of the noncontrolling interest of Clever which was eliminated exceeded the net carrying value of the assets and liabilities of Clever. The Company determined that there was no fair value associated with its remaining noncontrolling interest in Clever based on an income approach.

Use of estimates:

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the amounts reported of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period in the financial statements and accompanying notes. Actual results may differ from those estimates. The Company’s significant estimates include valuation allowances for doubtful accounts, inventory valuation, deferred tax assets, goodwill and intangible asset valuation, and assumptions used as inputs in the Black-Scholes option-pricing model. In addition, issues pertaining to COVID-19 have added assumptions related to 2020 sales activities including the timing of graduation season, as well as the timing of recovery and condition of the broader market after COVID-19 related shutdowns and limitations.

During 2020, the Company issued shares of convertible preferred stock that are convertible into 5,908,600 shares of the Company’s common stock, in the aggregate.

Earnings per share:

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during each period.

Diluted earnings per share is computed by dividing the net income by the weighted average number of shares of common stock and equivalents (stock options and warrants), unless anti-dilutive, during each period.

As of June 30, 2020 and 2019, shares to be issued upon the exercise of options and warrants aggregated 792,660 and 471,144, respectively. The number of shares included in the determination of earnings on a diluted basis for the three months ended June 30, 2020 and 2019 were none, as doing so would have been anti-dilutive.

Significant Accounting Policies:

The Company’s significant accounting policies are summarized in Note 2 of the Company’s consolidated financial statements for the year ended December 31, 2019. There were no significant changes to these accounting policies during the three or six months ended June 30, 2020.

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

Note 2 – Discontinued Operations

In July 2019 management and the Board engaged in a review of CTI Balloons and CTI Europe and determined that they are not accretive to the Company overall, add complexity to the Company’s structure and utilize resources. Therefore, as of July 19, 2019, the board authorized management to divest of CTI Balloons and CTI Europe. These actions are being taken to focus our resources and efforts on our core business activities, particularly foil balloons and ancillary products based in North America. The Company determined that these entities met the held-for-sale and discontinued operations accounting criteria. Accordingly, the Company has reported the results of these operations as discontinued operations in the Consolidated Statements of Comprehensive Income and presented the related assets and liabilities as held-for-sale in the Consolidated Balance Sheets. These changes have been applied for all periods presented. The Company divested its CTI Balloons (United Kingdom) subsidiary in the fourth quarter 2019 and expects to divest CTI Europe (Germany) in September 2020.

In October 2019, we determined that we would not renew our Trademark License Agreement with SC Johnson when it expired on December 31, 2019. Under this Agreement, we were licensed to manufacture and sell a line of vacuum sealing machines and pouches under the Ziploc® Brand Vacuum Sealer System. The terms of the Agreement included a run-off provision which allowed us to sell products under the Ziploc® trademark for 90 days after the end of the Agreement. Our exit of the Ziploc® product line is considered a strategic shift and will have a major effect on our operations and financial results on a go forward basis therefore, this product line has been presented as discontinued operations.

CTI Balloons recorded losses from discontinued operations, net of taxes of ($96,000) and ($169,000) for the three and six months ended June 30, 2019.

CTI Europe recorded a gain from discontinued operations, net of taxes of $92,000 for the three months ended June 30, 2020, compared to a gain from discontinued operations, net of taxes of $241,000 for the six months ended June 30, 2020. The net losses, net of taxes, were ($11,000) and ($158,000) for the three and six month periods ended June 30, 2019, respectively.

Our Ziploc product line recorded a loss from discontinued operations, net of taxes of ($746,000) and ($1,550,000) for the three and six months ended June 30, 2020. The net gain, net of taxes, was $842,000 and $284,000 for the three and six month periods ended June 30, 2019, respectively.

Summarized Discontinued Operations Financial Information

The following table summarizes the major line items for the operations that are included in the income from discontinued operations, net of tax line item in the Consolidated Statements of Income for the three months ending

	June 30, 2020	June 30, 2019
Income Statement
Net Sales	$615,388	$3,204,434
Cost of Sales	941,230	1,987,637

Gross Loss	(325,842)	1,216,797

Selling, general and administrative	330,446	511,164

Operating income (loss)	(656,288)	705,633

Other income (loss)	9,233	(25,053)

Total pretax income (loss) from discontinued operations	(665,521)	730,686

Gain from classification to held for sale	65,565	-

Net income (loss) prior to non-controlling interest	(599,956)	730,686

Non-controlling Interest share of profit/loss	70,576	(306)

Net (loss) income	(670,532)	730,992

The following table summarizes the major line items for the operations that are included in the income from discontinued operations, net of tax line item in the Consolidated Statements of Income for the six months ending

	June 30, 2020	June 30, 2019
Income Statement
Net Sales	$1,672,445	$7,060,806
Cost of Sales	2,115,275	5,804,844

Gross profit (loss)	(442,830)	1,255,962

Selling, general and administrative	854,995	1,326,343

Operating loss	(1,297,825)	(70,381)

Other income (expense)	22,453	(270,278)

Total pretax loss from discontinued operations	(1,320,278)	(43,353)

Gain from classification to held for sale	233,685	-

Net (loss) income prior to non-controlling interest	(1,086,593)	(43,353)

Non-controlling Interest share of profit (loss)	222,670	(76,323)

Net income (loss)	(1,309,263)	32,970

The following table summarizes the carrying amounts of major classes of assets and liabilities of discontinued operations for each of the periods presented:

	June 30, 2020	December 31, 2019
Balance Sheet
Assets
Current Assets
Cash on hand and Banks	$151,680	$4,307
Accounts Receivable	424,296	539,910
Inventory	-	74,383
Prepaid and Other	78,471	135,912

TOTAL Current Assets	654,447	754,512

NET Property, Plant, and Equipment	7,334	53,919

Other Assets
Operating lease right-of-use	181,278	220,541
Other	32,543	47,958
TOTAL Other Assets	213,821	268,499
TOTAL Non-Current Assets	221,155	322,418

Valuation Allowance on Assets Held for Sale	(87,214)	(320,899)

TOTAL Assets	$788,388	$756,031

Liabilities
Current Liabilities
Trade Accounts Payable	$74,095	$384,333
Operating Lease Liabilities - Current	123,153	203,291
Other/Accrued Liabilities	18,486	19,562
TOTAL Current Liabilities	215,734	607,186

Non-Current Liabilities
Operating Lease Liabilities - Non Current	58,126	17,250
Other Non-Current	33,029	32,317
TOTAL Non-Current Liabilities	91,155	49,567

TOTAL Liabilities	$306,889	$656,753

The cash flows related to discontinued operations have not been segregated and are included in the Consolidated Statements of Cash Flows. The following table summarizes depreciation from discontinued operations for each of the periods presented:

	Six Months Ended
	June 30,
	2020	2019
Depreciation	213,491	178,997

Note 3 – Liquidity and Going Concern

The Company’s primary sources of liquidity are cash and cash equivalents as well as availability under the credit agreement with PNC Bank, National Association (“PNC”) (the “Credit Agreement”) (see Note 4). As indicated in Note 4, twice during 2018 we violated covenants in our credit facility and during March 2019 we entered into a forbearance agreement with PNC. Under the terms of this agreement, financial covenants as of March 31, 2019 were not considered and all previously identified compliance failures were waived, but we remained out of compliance with the terms of our credit facility, as amended, including the covenants as of June 30, 2019 calculated on or about July 31, 2019. On August 1, 2019, PNC issued a Default and Reservation of Rights letter to the Company, in which PNC advised that line of credit advances would continue to be available to the Company at PNC’s sole discretion, and subject to its terms and conditions. On October 18, 2019, we entered into a new forbearance agreement with PNC (“Amendment 4”). Identified events of default were waived until January 10, 2020 with respect to CTI Industries Corporation, but not its Mexican subsidiary (Flexo), subject to its terms and conditions. On January 13, 2020, we entered into a new forbearance agreement with PNC (“Amendment 5”). PNC agreed to (i) waive the Loan Agreement’s requirement that the Company apply the net proceeds of the Offering first to the Term Loans (as defined in the Loan Agreement), and agreed that the Company shall instead apply the net proceeds of the Offering to the Revolving Advances (as defined in the Loan Agreement) and in connection therewith the Revolving Commitment Amount (as defined in the Loan Agreement) shall be reduced on a dollar for dollar basis by the amount so applied to the Revolving Advances, and (ii) forebear from exercising the rights and remedies in respect of the Existing Defaults afforded to PNC under the Loan Agreement for a period ending no later than December 31, 2020.

The Credit Agreement provides for interest at varying rates in excess of the prime rate, depending on the level of senior debt to EBITDA over time. We believe that, during the first three months of 2020, the Company’s standalone US business would have complied with the Credit Agreement’s requirement that the Company maintain a fixed charge coverage ratio of 0.75 to 1.00 for the three-month period ended March 31, 2020 (the “Fixed Charge Coverage Ratio”).The Company, as a consolidated group, however, did not comply with the Fixed Charge Coverage Ratio, resulting in the noncompliance. On June 15, 2020, the Company received a letter from PNC notifying the Company of its noncompliance. PNC has continued to make advances to the Company (“Discretionary Advances”), although it is not required to do so under the terms of the Credit Agreement due to the aforementioned events of default. On July 17, 2020, PNC provided the Company notice that multiple previously disclosed events, which each constitute an event of default, are continuing to occur. Additionally, PNC required that the Company obtain a commitment for third-party equity funding in an amount not less than $3,000,000 by no later than July 31, 2020. Absent such commitment, PNC advised that it may cease making Discretionary Advances to the Company. On July 22, 2020, the Board authorized the Company to seek such funding and Mr. Yubao Li, the Company’s Chairman, to ensure the Company meets PNC’s equity funding commitment deadline, committed that, in the event the Company does not obtain funding of at least $3,000,000 by August 31, 2020, he would provide the necessary funding.

During 2019, we attempted to execute a major capital event with a partner that would infuse money, among other attributes. That effort was unsuccessful as envisioned. We were subsequently successful in obtaining new financing during 2020. On January 3, 2020 we entered into a securities purchase agreement, as amended on February 24, 2020 and April 13, 2020, (the “LF Purchase Agreement”) with LF International Pte Ltd., a Singapore private limited company (the “LF International”), which is controlled by Company Chairman Mr. Yubao Li, pursuant to which we sold to LF International 500,000 shares of our Series A Convertible Preferred Stock at a purchase price of $10.00 per share and for aggregate proceeds of $5,000,000. Pursuant to the LF Purchase Agreement, we were authorized to sell an additional $2 million shares of Series A to other investors under similar financial terms, approximately $1 million of which has been sold as of June 30, 2020, including to an investor which converted an accounts receivable of $478,000 owed to the investor by the Company in exchange for 48,200 shares of Series A Preferred. There were several closings with the LF International from January 2020 through June 2020. The majority of the funds received reduced our bank debt. We issued a total of 400,000 shares of common stock to LF International and, pursuant to the LF Purchase Agreement, changed our name from CTI Industries Corporation to Yunhong CTI Ltd. During the transaction and subsequent interim closings, LF International had the right to name three directors to serve on our Board. They are Mr. Yubao Li, our Chairman of the Board, Ms. Wan Zhang and Ms. Yaping Zhang.

In addition to the above, financial performance in 2017, 2018 and 2019, included net losses attributable to the Company of $1.6 million, $3.6 million, and $7.1 million, respectively. While these results included significant charges related to the disposition of subsidiaries, we believe that the result raises substantial doubt about our ability to continue as a going concern one year from the date these financial statements are issued.

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

Management’s plans include:

(1)	Working with our new investor group to expand our business in profitable ways.
(2)	Working with our bank to resolve our compliance failure on a long-term basis.
(3)	Relocating our existing operation in Lake Zurich, IL to a lower cost environment in Laredo, TX and Nuevo Laredo, Mexico.
(4)	Evaluating and potentially executing a transaction of our facility in Lake Barrington, IL.
(5)	Simplifying our group structure, focusing on the most profitable products and markets, and
(6)	Exploring alternative funding sources.

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

On August 1, 2019, PNC issued a Notice of Default and Reservation of Rights letter, indicating the end of the forbearance period and continued events of default with our credit agreement, as amended. We entered into a new forbearance agreement during October 2019 which completed January 2020. In conjunction with new equity financing, on January 13, 2020, a Limited Waiver, Consent, Amendment No. 5 and Forbearance Agreement (the “Forbearance Agreement”) between PNC and the Company became effective, pursuant to which PNC agreed to (i) waive the Loan Agreement’s requirement that the Company apply the net proceeds of the Offering first to the Term Loans (as defined in the Loan Agreement), and agreed that the Company shall instead apply the net proceeds of the Offering to the Revolving Advances (as defined in the Loan Agreement) and in connection therewith the Revolving Commitment Amount (as defined in the Loan Agreement) shall be reduced on a dollar for dollar basis by the amount so applied to the Revolving Advances, and (ii) forebear from exercising the rights and remedies in respect of the Existing Defaults afforded to PNC under the Loan Agreement for a period ending no later than December 31, 2020. In addition, on June 15, 2020, we received a notice of noncompliance and reservation of rights letter from the bank related to failing the covenant calculation during the first quarter of 2020. We remain noncompliant with the terms of our facility and have thus reclassified long-term bank debt to current liabilities on our balance sheet.

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

As of December 2017, Mr. Schwan was owed a total of $1,099,000, with additional accrued interest of $400,000, by the Company. As part of the December 2017 financing with PNC, Mr. Schwan executed a subordination agreement related to these amounts due him, as evidenced by a related note representing the amount owed to Mr. Schwan. During January 2019, Mr. Schwan converted $600,000 of his balance into approximately 181,000 shares of our common stock at the then market rate. No payments were issued to Mr. Schwan during 2019 or the six months ended June 30, 2020, with $32,000 and $30,000, respectively, of interest recorded as an expense during the first six months of 2020 and 2019, respectively.

During 2020, Flexo replaced a $260,000 line of credit with three line of credits totaling $260,000.  Flexo’s total debt instruments are $1.75 million.

On April 30, 2020, the Company executed a promissory note (the “Note”) with PNC Bank National Association (the “Lender”) evidencing an unsecured loan in the aggregate principal amount of $1,047,700 (the “PPP Loan”), which was made pursuant to the Paycheck Protection Program (the “PPP”). The PPP was established under the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), which was enacted on March 27, 2020, and is administered by the U.S. Small Business Administration (“SBA”). All the funds under the PPP Loan were disbursed to the Company on April 23, 2020. The Note provides for a fixed interest rate of one percent per year with a maturity date of April 30, 2022 (the “Maturity Date”). Monthly principal and interest payments due on the PPP Loan are deferred for a six-month period beginning from the date of disbursement of the PPP Loan. The PPP Loan may be prepaid by the Company at any time prior to the Maturity Date with no prepayment penalties or premiums. The Note contains customary event of default provisions. Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of the loans granted under the PPP. Such forgiveness will be subject to approval by the SBA and the Lender and determined, subject to limitations, based on factors set forth in the CARES Act, including verification of the use of loan proceeds for payment of payroll costs and payments of mortgage interest, rent and utilities. In the event the PPP Loan, or any portion thereof, is forgiven, the amount forgiven is applied to outstanding principal. The terms of any forgiveness may also be subject to further regulations and guidelines that the SBA may adopt. The Company will carefully monitor all qualifying expenses and other requirements necessary to attain loan forgiveness; however, no assurance is provided that the Company will obtain forgiveness of the PPP Loan in whole or in part. The Company intends to use all proceeds from the PPP Loan to retain employees, maintain payroll and make lease and utility payments.  During the three months ended June 30, 2020 the Company recorded $800,000 in other income for the PPP anticipated grant related to payroll utility and rent payment, which resulted in a deferred other income liability balance of $264,854 as of June 30, 2020.

Note 5 - Stock-Based Compensation; Changes in Equity

The Company has adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718 which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the condensed consolidated financial statements based on their grant-date fair values.

The Company has applied the Black-Scholes model to value stock-based awards and issued warrants related to notes payable. That model incorporates various assumptions in the valuation of stock-based awards relating to the risk-free rate of interest, 0.42% - 1.65%, to be applied, the estimated dividend yield and expected volatility, 153.73% - 161.48%,  of our common stock. The risk-free rate of interest is the related U.S. Treasury yield curve for periods within the expected term of the option at the time of grant. The dividend yield on our common stock is estimated to be 0%, as the Company did not issue dividends during 2020 and 2019. The expected volatility is based on historical volatility of the Company’s common stock.

The Company’s net loss for the three months ended June 30, 2020 and 2019 includes approximately none and $29,000, respectively, of compensation costs related to share based payments. The Company’s net loss for the six months ended June 30, 2020 and 2019 includes approximately none and $29,000, respectively, of compensation costs related to share based payments. As of June 30, 2020, there was no unrecognized compensation expense related to non-vested stock option grants and stock grants.

On April 10, 2009, the Board approved for adoption, and on June 5, 2009, the shareholders of the Corporation approved, a 2009 Stock Incentive Plan (“2009 Plan”). The 2009 Plan and subsequent awards categorized as inducement of employment authorized the issuance of up to 510,000 shares of stock or options to purchase stock of the Company (including cancelled shares reissued under the plan.) On June 8, 2018, our shareholders approved the 2018 Stock Incentive Plan (“2018 Plan”). The 2018 Plan authorized the issuance of up to 300,000 shares of our common stock in the form of equity-based awards. Because no registration on Form S-8 was filed for these additional shares within 12 months of approval by our shareholders, those additional shares are not available for issuance in the normal course. As of June 30, 2020, options for 20,000 shares remain outstanding.

A summary of the Company’s stock option activity, which includes grants of restricted stock, non-qualified stock options, incentive stock options, warrants and related information, is as follows:

	Shares under Option	Weighted Average Exercise Price
Balance at December 31, 2019	471,144	$3.95
Granted	792,660	1.00
Cancelled/Expired	(436,519)	3.95
Exercised/Issued	(15,000)	5.48
Outstanding at June 30, 2020	812,285	1.21

Exercisable at June 30, 2020	19,625	$5.49

The instruments above have no aggregate intrinsic value (the difference between the closing price of the Company’s common stock on the last trading day of the quarter ended June 30, 2020 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all the holders exercised their options on June 30, 2020.

On January 3, 2020, the Company entered into a stock purchase agreement, as amended on February 24, 2020 and April 13, 2020 (the “LF Purchase Agreement”), pursuant to which the Company agreed to issue and sell, and LF International Pte. Ltd., a Singapore private limited company (the “LF International”), which is controlled by Company director Mr. Yubao Li, agreed to purchase, up to 500,000 shares of the Company’s newly created shares of Series A Preferred, with each share of Series A Preferred initially convertible into ten shares of the Company’s common stock, at a purchase price of $10.00 per share, for aggregate gross proceeds of $5,000,000 (the “LF International Offering”). As permitted by the Purchase Agreement, the Company may, in its discretion issue up to an additional 200,000 shares of Series A Preferred for a purchase price of $10.00 per share (the “Additional Shares Offering,” and collectively with the LF International Offering, the “Offering”). On January 13, 2020, the Company conducted its first closing of the LF International Offering, resulting in the sale of 250,000 shares of Series A Preferred for aggregate gross proceeds of $2,500,000. Pursuant to the LF Purchase Agreement, LF International received the right to nominate and elect one member to the Company’s board of directors (the “Board”) (subject to certain adjustments), effective as of the first closing. Pursuant to LF International’s nomination, effective January 13, 2020, the Board appointed Mr. Yubao Li as a director of the Company. Additionally, pursuant to the LF Purchase Agreement, on March 12, 2020, the Company changed its name to Yunhong CTI Ltd.

On January 30, 2020, the Company sold 20,600 shares of Series A Preferred to an investor for an aggregate purchase price of $206,000.

On February 21, 2020, the Company sold 22,060 shares of Series A Preferred to an investor for an aggregate purchase price of $220,600.

The Purchase Agreement contemplates a second closing for the purchase and sale of an additional 250,000 shares of Series A Preferred (the “Second Closing”). On February 24, 2020, to permit an interim closing prior to the satisfaction of the relevant closing conditions to, and the consummation of, the Second Closing, the Company and LF International entered into an amendment to the Purchase Agreement (the “Purchase Agreement Amendment”), pursuant to which the Company agreed to issue and sell, and LF International agreed to purchase, 70,000 shares of Series A Preferred at a purchase price of $10.00 per share, for aggregate gross proceeds of $700,000 (the “Interim Closing”). As an inducement to enter into the Purchase Agreement Amendment, the Company i) granted to the Investor the right to appoint and elect a second member to the Company’s Board of Directors and ii) agreed to issue to LF International 140,000 shares of the Company’s common stock. On February 28, 2020, the Company and LF International closed on the Interim Closing.

On April 1, 2020, an investor converted an accounts receivable of $482,000 owed to the investor by the Company in exchange for 48,200 shares of Series A Preferred.

On April 13, 2020, to permit an additional interim closing prior to the satisfaction of the relevant closing conditions to, and the consummation of, the Second Closing, the Company and LF International entered into a second amendment to the Purchase Agreement (the “Second Purchase Agreement Amendment”), pursuant to which the Company agreed to issue and sell, and LF International agreed to purchase, 130,000 shares of Series A Preferred at a purchase price of $10.00 per share, for aggregate gross proceeds of $1,300,000 (the “Additional Interim Closing”). As an inducement to enter into the Second Purchase Agreement Amendment, the Company i) granted to LF International the right to appoint and elect a third member to the Board and ii) agreed to issue to LF International 260,000 shares of common stock.

On June 5, 2020, the Company and LF International conducted the Second Closing, as modified by the Interim Closing and Additional Interim Closing (the “Final Closing”), and closed on the issuance of 50,000 shares of Series A Preferred at a purchase price of $10.00 per share to LF International for aggregate gross proceeds of $500,000 to the Company. As a result of the Final Closing, LF International held, in the aggregate, approximately 57% of the voting control of the Company, resulting in a change in control of the Company.

The issuance of the Company’s Series A Preferred Stock generated a beneficial conversion feature (BCF), which arises when a debt or equity security is issued with an embedded conversion option that is beneficial to the investor or in the money at inception because the conversion option has an effective strike price that is less than the market price of the underlying stock at the commitment date. The fair value of the common stock into which the Series A Preferred was convertible exceeded the allocated purchase price fair value of the Series A Preferred Stock at the closing dates by approximately $2.5 million as of the closing dates.  We recognized this BCF by allocating the intrinsic value of the conversion option, to additional paid-in capital, resulting in a discount on the Series A Preferred Stock. As the Series A Preferred Stock is immediately convertible, the Company accreted the discount on the date of issuance.  The accretion was recognized as dividend equivalents.  Holders of the Series A Preferred will be entitled to receive quarterly dividends at the annual rate of 8% of the stated value ($10 per share). Such dividends may be paid in cash or in shares of common stock at the Company’s discretion.  In the six months ending June 30, 2020 the Company accrued $150,000 of these dividends.

Note 6 - Legal Proceedings

The Company may be party to certain lawsuits or claims arising in the normal course of business. The ultimate outcome of these matters is unknown but, in the opinion of management, we do not believe any of these proceedings will have, individually or in the aggregate, a material adverse effect upon our financial condition, cash flows or future results of operation.

During 2019 and 2020, claims have been filed against us claiming failure to pay contractually obligated amounts. Approximately $0.5 million in aggregate claims are outstanding as of June 30, 2020. These claims are being disputed, the ultimate outcome of which is unknown.

Note 7 - Other Comprehensive Income

In the six months ended June 30, 2020, the Company incurred other comprehensive loss of approximately $1,297,000 from foreign currency translation adjustments. The main contributing factor was a sudden 22% decline in the valuation of the Mexican peso related to the COVID-19 pandemic discussed above and resulting large-scale, rapid impacts to the world economy.

The following table sets forth the accumulated balance of other comprehensive income and each component.

	Foreign Currency Items	Total Accumulated Other Comprehensive Income

Beginning balance as of January 1, 2020	$(5,348,812)	$(5,348,812)

Current period change, net of tax	(1,297,176)	(1,297,176)

Ending Balance as of June 30, 2020	$(6,645,988)	$(6,645,988)

Note 8 - Geographic Segment Data

The Company has determined that it operates primarily in one business segment that designs, manufactures, and distributes film and film related products for use in packaging, storage, and novelty balloon products. The Company operates in foreign and domestic regions. Information about the Company's continuing operations by geographic area is as follows:

	Net Sales to Outside Customers
	For the Six Months Ended
	June 30,
	2020	2019

United States	$9,969,000	$13,779,000
Mexico	2,844,000	4,103,000

	$12,813,000	$17,882,000

	Net Sales to Outside Customers
	For the Three Months Ended
	June 30,
	2020	2019

United States	$4,543,000	$7,180,000
Mexico	1,202,000	2,022,000

	$5,745,000	$9,202,000

	Total Assets at
	June 30,	December 31,
	2020	2019

United States	$15,163,000	$19,668,000
Mexico	8,308,000	10,897,000
Assets Held for Sale International Subsidiaries	788,000	756,000

	$24,259,000	$31,321,000

Note 9 - Inventories, Net of Continuing Operations

	June 30, 2020	December 31, 2019
Raw materials	$1,175,412	$1,544,949
Work in process	3,017,870	3,110,296
Finished goods	7,434,520	9,766,060
In Transit	95,991	99,923
Allowance for excess quantities	(696,429)	(561,729)
Total inventories	$11,027,364	$13,959,499

Note 10 - Concentration of Credit Risk

Concentration of credit risk with respect to trade accounts receivable is generally limited due to the large number of entities comprising the Company's customer base. The Company performs ongoing credit evaluations and provides an allowance for potential credit losses against the portion of accounts receivable which is estimated to be uncollectible. Such losses have historically been within management's expectations. During the six months ended June 30, 2020 and 2019, there was one customer whose purchases represented more than 10% of the Company’s consolidated net sales. Sales to these customers for the six months ended June 30, 2020 and 2019 are as follows:

	Three Months Ended		Three Months Ended
	June 30, 2020		June 30, 2019
Customer	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Customer A	$2,508,000	43%	$2,769,000	30%

	Six Months Ended		Six Months Ended
	June 30, 2020		June 30, 2019
Customer	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Customer A	$5,675,000	44%	$6,630,000	37%

As of June 30, 2020, the total amounts owed to the Company by this customer were approximately $1,757,000 or 25% of the Company’s consolidated net accounts receivable. The amounts owed at June 30, 2019 by this customer was approximately $1,044,000 or 15% of the Company’s consolidated net accounts receivable.

Note 11 - Related Party Transactions

John H. Schwan, who resigned as Chairman of the Board on June 1, 2020, is the brother of Gary Schwan, one of the owners of Schwan Incorporated, which provides building maintenance services to the Company. The Company made payments to Schwan Incorporated of approximately $2,700 and $8,000 during the six months ended June 30, 2020 and 2019, respectively.

During the period from January 2003 to the present, John H. Schwan has made loans to the Company which have outstanding balances, for the Company of $1.6 million as of December 31, 2018. During January 2019 he converted $0.6 million to equity at the then market price of our stock. Including accrued interest, his balance was $1.1 million as of June 30, 2020. During the first six months of 2020 and 2019, interest expense on these outstanding loans was $15,000 and $16,000, respectively.

Items identified as Notes Payable Affiliates in the Company's Consolidated Balance Sheet as of June 30, 2020 and 2019 include loans by shareholders to Flexo Universal totaling $9,000 and $14,000, respectively.

On July 1, 2019, the Company deconsolidated Clever which resulted in a note receivable at that time of $1.387 million.  During the six months ended June 30, 2020 the company recorded a reserve of $350,000. One of owners of Clever is Mr. Schwan, above.

Note 12 - Derivative Instruments; Fair Value

The Company accounts for derivative instruments in accordance with U.S. GAAP, which requires that all derivative instruments be recognized on the balance sheet at fair value. We may enter into interest rate swaps to fix the interest rate on a portion of our variable interest rate debt to reduce the potential volatility in our interest expense that would otherwise result from changes in market interest rates. Our derivative instruments are recorded at fair value and are included in accrued liabilities of our consolidated balance sheet. Our accounting policies for these instruments are based on whether they meet our criteria for designation as hedging transactions, which include the instrument’s effectiveness, risk reduction and, in most cases, a one-to-one matching of the derivative instrument to our underlying transaction. As of June 30, 2020, we had no such instrument.

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

The table below describes our lease position as of June 30, 2020

Assets	As of June 30, 2020
Operating lease right-of-use assets	$1,417,000
Accumulated amortization	(962,000)
Net lease assets	455,000

Liabilities
Current
Operating	343,000
Noncurrent
Operating	112,000
Total lease liabilities	455,000

Weighted average remaining term (years) – operating leases (in years)	2

Weighted average discount rate – operating leases	11.25%

During the six months ended June 30, 2020, we recorded expenses related to

Operating right-of-use lease asset amortization	$416,000

Total expense during six months ended June 30, 2020	416,000

Operating lease expenses were approximately $416,000 for the six months ended June 30, 2020. Operating lease costs are included within selling, general and administrative expenses on the condensed consolidated statements of operations.  The Company does not have any finance leases.  Cash paid for amounts included in the measurement of operating lease liabilities were approximately $416,000 for the six months ended June 30, 2020.

The following table summarizes the maturities of our lease liabilities for all operating leases as of June 30, 2020:

(in thousands)
2020	$234
2021	364
2022 and thereafter	49
Total lease payments	647
less: Imputed interest	(192)
Present value of lease liabilities	$455

Note 14 - Subsequent Events

On July 17, 2020, PNC provided the Company notice that multiple previously disclosed events, which each constitute an event of default, are continuing to occur. Additionally, PNC required that the Company obtain a commitment for third-party equity funding in an amount not less than $3,000,000 by no later than July 31, 2020. Absent such commitment, PNC advised that it may cease making Discretionary Advances to the Company. On July 22, 2020, the Board authorized the Company to seek such funding and Mr. Yubao Li, the Company’s Chairman, to ensure the Company meets PNC’s equity funding commitment deadline, committed that, in the event the Company does not obtain funding of at least $3,000,000 by August 31, 2020, he would provide the necessary funding.

During 2020, warrants were issued in conjunction with the equity financing as described herein and the rebranding of the Company. The majority of these warrants were exercised during July 2020.  During July 2020, Tradigital Marketing Group exercised 250,000 warrants in exchange for 171,000 shares of the Company’s common stock.  Also during July 2020, Garden State Securities and its executive managing director exercised a combined 250,000 warrants in exchange for 161,000 shares of the Company’s common stock.  During August 2020, an investor (Tobin) in the 2020 convertible preferred equity program exercised all 27,660 shares of convertible preferred stock into 276,600 shares of common stock.  An additional 11,000 shares of common stock were issued to the same investor representing the 8% interest on the convertible preferred shares.

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

Overview

We produce film products for novelty, packaging and container applications. These products include foil balloons, latex balloons and related products, films for packaging and custom product applications, and flexible containers for packaging and consumer storage applications. We produce all of our film products for packaging, container applications and most of our foil balloons at our plant in Lake Barrington, Illinois. We produce all of our latex balloons and latex products at our facility in Guadalajara, Mexico. Substantially all of our film products for packaging and custom product applications are sold to customers in the United States. We market and sell our novelty items and flexible containers for consumer use in the United States, Mexico, Latin America, and Europe. We also market and sell Candy Blossoms and party goods.

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

Summary of Subsequent Events

As previously disclosed on a Current Report on Form 8-K of Yunhong CTI Ltd., on December 14, 2017, the Company entered into a Revolving Credit, Term Loan and Security Agreement (the “Loan Agreement”) with PNC Bank, National Association (“Lender”).

Prior to January 13, 2020, certain events of default under the Loan Agreement had occurred (the "Prior Defaults"). On January 13, 2020, a Limited Waiver, Consent, Amendment No. 5 and Forbearance Agreement (the “Forbearance Agreement”) between Lender and the Company became effective, pursuant to which Lender agreed to, among other things, forebear from exercising the rights and remedies in respect of the Prior Defaults afforded to Lender under the Loan Agreement for a period ending no later than December 31, 2020 (the “Forbearance Period”).

On June 15, 2020, the Lender provided the Company notice (the “Default Notice”) that (i) an additional Event of Default (as defined in the Loan Agreement) had occurred and is continuing as a result of the Company's failure to maintain a Fixed Charge Coverage Ratio (as defined in the Loan Agreement) of 0.75 to 1.00 for the three-month period ended March 31, 2020 (the "March FCCR Default"), (ii) as a result of the occurrence and continuance of the March FCCR Default, the Forbearance Period has ended, and (iii) as a result of the termination of the Forbearance Period, the Lender is entitled to exercise immediately all of its rights and remedies under the Loan Agreement including, without limitation, ceasing to make further advances to the Company and declaring all obligations to be immediately due and payable in accordance with the Loan Agreement.

The Lender has continued to make advances to the Company (“Discretionary Advances”), although it is not required to do so under the terms of the Loan Agreement due to the Events of Default. On July 17, 2020, the Lender provided the Company notice that multiple previously disclosed events, which each constitute an Event of Default, are continuing to occur. Additionally, the Lender required that the Company obtain a commitment for third-party equity funding in an amount not less than $3,000,000 by no later than July 31, 2020. Absent such commitment, the Lender advised that it may cease making discretionary advances to the Company. On July 22, 2020, the Company’s board of directors (the “Board”) authorized the Company to seek such funding and, to ensure that the Company met the Lender’s equity funding commitment deadline, Mr. Yubao Li, the Company’s Chairman, committed that, in the event the Company does not obtain funding of at least $3,000,000 by August 31, 2020, he would provide the necessary funding.

During 2020, warrants were issued in conjunction with the equity financing as described herein and the rebranding of the Company. The majority of these warrants were exercised during July 2020.  During July 2020, Tradigital Marketing Group exercised 250,000 warrants in exchange for 171,000 shares of the Company’s common stock.  Also during July 2020, Garden State Securities and its executive managing director exercised a combined 250,000 warrants in exchange for 161,000 shares of the Company’s common stock.  During August 2020, an investor (Tobin) in the 2020 convertible preferred equity program exercised all 27,660 shares of convertible preferred stock into 276,600 shares of common stock.  An additional 11,000 shares of common stock were issued to the same investor representing the 8% interest on the convertible preferred shares.

Comparability

In July 2019, management and the Board engaged in a review of CTI Balloons and CTI Europe and determined that they are not accretive to the Company overall, add complexity to the Company’s structure and utilize resources. Therefore, as of July 19, 2019, the Board authorized management to divest these international subsidiaries. These actions are being taken to focus our resources and efforts on our core business activities, particularly foil balloons and ancillary products based in North America. The Company determined that these entities met the held-for-sale and discontinued operations accounting criteria. Accordingly, the Company has reported the results of these International operations as discontinued operations in the Consolidated Statements of Comprehensive Income and presented the related assets and liabilities as held-for-sale in the Consolidated Balance Sheets. These changes have been applied for all periods presented. The Company divested its CTI Balloons (United Kingdom) subsidiary in the fourth quarter 2019 and expects to divest its CTI Europe (Germany) subsidiary in September 2020.

Results of Operations

Net Sales. For the three and six month periods ended June 30, 2020, net sales were $5,745,000 and $12,813,000, compared to net sales of $9,202,000 and $17,882,000 for the same periods of 2019, respectively.

For the three month period ended June 30, 2020 and 2019, net sales by product category were as follows:

	Three Months Ended
	June 30, 2020		June 30, 2019
	$	% of	$	% of
Product Category	(000) Omitted	Net Sales	(000) Omitted	Net Sales

Metalized Balloons	3,372	59%	2,857	31%

Latex Balloons	1,115	20%	2,231	24%

Film Products	371	6%	478	5%

Other	887	15%	3,636	40%

Total	5,745	100%	9,202	100%

For the six month period ended June 30, 2020 and 2019 net sales by product category were as follows:

	Six Months Ended
	June 30, 2020		June 30, 2019
	$	% of	$	% of
Product Category	(000) Omitted	Net Sales	(000) Omitted	Net Sales

Metalized Balloons	7,864	61%	8,411	47%

Latex Balloons	2,698	21%	3,970	22%

Film Products	586	5%	1,239	7%

Other	1,665	13%	4,262	24%

Total	12,813	100%	17,882	100%

Foil Balloons. Revenues from the sale of foil balloons increased during the three months period from $2,857,000 ending June 30, 2019 compared to $3,372,000 during the three month period of 2020. Revenues from the sale of foil balloons decreased during the six month period from $8,411,000 ending June 30, 2019 compared to $7,864,000 during the six month period of 2020. Due to COVID-19 related issues, graduation season did not occur as it normally does. This is the third strongest event in our annual sales period. Anticipated delays by customers caused shipments to be lower during April and May. As balloons were featured in many parties, including graduations, during shelter in place, June saw a significant increase in shipments. On a related note, many smaller customers were forced to close for extended periods during shelter-in-place restrictions that began March 2020 and began to reopen during May and June 2020.

Latex Balloons. Revenues from the sale of latex balloons were $1,115,000 and $2,698,000 during the three and six month periods ended June 30, 2020, compared to $2,231,000 and $3,970,000 during the same periods of 2019. Latex balloons encountered a similar COVID-19 constraint, as production activities were severely limited by the Mexican government.

Films. Revenues from the sale of commercial films were $371,000 and $586,000 during the three and six month periods ended June 30, 2020, compared to $478,000 and $1,239,000 during the same periods of 2019. Our main customer had restructured their program in the first quarter both related to COVID-19 disruption and also the integration of a merger partner.

Other Revenues. Revenues from the sale of other products were $887,000 and $1,665,000 during the three and six month periods ended June 30, 2020, compared to $3,636,000 and $4,262,000 during the same periods of 2019. The revenues from the sale of other products during the first six months of 2020 include (i) sales of a line of “Candy Blossoms” and similar products consisting of candy and small inflated balloons sold in small containers and (ii) the sale of accessories and supply items related to balloon products.

Sales to a limited number of customers continue to represent a large percentage of our net sales.

The table below illustrates the impact on sales of our top three and ten customers for the six month periods ended June 30, 2020 and 2019.

	Three Months Ended June 30,
	% of Sales
	2020	2019

Top 3 Customers	69%	63%

Top 10 Customers	83%	81%

	Six Months Ended June 30,
	% of Sales
	2020	2019

Top 3 Customers	68%	60%

Top 10 Customers	81%	78%

During the six month period ended June 30, 2020, there was one customer whose purchases represented more than 10% of the Company’s consolidated net sales. Sales to this customer for the six month period ended June 30, 2020 was $5,675,000, or 44% of consolidated net sales. Sales to this customer for the six months ended June 30, 2019 was $6,630,000, or 37% of consolidated net sales. As of June 30, 2020, the total amount owed to the Company by this customer was approximately $1,757,000, or 25% of the Company’s consolidated net accounts receivable. The amount owed at June 30, 2019 by this customer was approximately $1,044,000, or 15% of the Company’s consolidated net accounts receivable.

Cost of Sales. During the three and six month periods ended June 30, 2020, the cost of sales was $5,136,000 and $10,722,000, compared to $9,135,000 and $15,858,000, respectively, for the same periods of 2019. The reduction in cost of sales was largely due to the termination of the vacuum sealing product line, reduced presence in the form of discontinued subsidiaries, and a temporary reduction in orders related to COVID-19.

General and Administrative. During the three and six month periods ended June 30, 2020, general and administrative expenses were $1,484,000 and $2,186,000 as compared to $1,419,000 and $2,784,000 respectively, for the same periods in 2019.

Selling, Advertising and Marketing. During the three and six month periods ended June 30, 2020, selling, advertising and marketing expenses were $108,000 and $288,000 as compared to $282,000 and $566,000, respectively, for the same periods in 2019.

Other Income (Expense). During the three and six month periods ended June 30, 2020, the Company incurred interest expense of $337,000 and $778,000 as compared to interest expense of $533,000 and $1,097,000 during the same periods of 2019.  During the three months ended June 30,2020 the Company recorded $800,000 of other income for the Payroll Protection Program, PPP, anticipated grant related to payroll, utility and rent payments.

For the three month and six month periods ended June 30, 2020, the Company had a foreign currency transaction gain/(loss) of $(30,000) and $(184,000) as compared to a gain/(loss) of $9,000 and $3,000 during the same periods of 2019.

Financial Condition, Liquidity and Capital Resources

Cash Flow Items.

Operating Activities. During the six months ended June 30, 2020, net cash used in operations was $228,000, compared to net cash provided by operations during the six months ended June 30, 2019 of $3,198,000.

Significant changes in working capital items during the six months ended June 30, 2020 included:

●	A decrease in accounts receivable of $1,154,000 compared to a decrease in accounts receivable of $2,162,000 in the same period of 2019.
●	A decrease in inventory of $1,682,000 compared to an increase in inventory of $475,000 in 2019.
●	A decrease in trade payables of $1,832,000 compared to an increase in trade payables of $1,998,000 in 2019.
●	An increase in accrued liabilities of $11,000 compared to a decrease in accrued liabilities of $594,000 in 2019.

Investing Activity. During the six months ended June 30, 2020, cash used in investing activity was $72,000, compared to cash used in investing activity for the same period of 2019 in the amount of $73,000.

Financing Activities. During the six months ended June 30, 2020, cash used in financing activities was $949,000 compared to cash used in financing activities for the same period of 2019 in the amount of $3,726,000. Financing activity consisted principally of changes in the balances of revolving and long-term debt.  During 2020, the Company has sold 542,660 shares of Series A Preferred to multiple investors for an aggregate purchase price of $5.4 million.

Liquidity and Capital Resources.

At June 30, 2020, the Company had cash balances of $104,000 compared to cash balances of $178,000 for the same period of 2019.

As of June 30, 2020, the Company was not in compliance with its credit facility, operating under a forbearance agreement. For this reason, $1.7 million of long-term debt was reclassified as current debt as of June 30, 2020. Failure to ultimately regain compliance with the terms of our credit agreement, or enter into a suitable replacement financing vehicle, could negatively impact our ability to carry on our business up to and including our ability to continue as a going concern. Additionally, we have encountered difficulties with seasonal cash flow needs, including increased costs associated with recruiting and retaining workers in the Chicago area. The failure to either regain compliance with the terms of our credit facility or properly manage seasonal cash needs could put a strain on the Company, up to and including our ability to continue as a going concern. See Note 3 for additional discussion.

Seasonality

In the foil balloon product line, sales have historically been seasonal with approximately 40% occurring in the period from December through March of the succeeding year and 24% being generated in the period July through October in recent years.

Please see pages 25-28 of our Annual Report on Form 10-K for the year ended December 31, 2019 for a description of policies that are critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. No material changes to such information have occurred during the three and six months ended June 30, 2020.

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

        We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of these disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e), as of June 30, 2020. Based on this evaluation, the Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) concluded that our disclosure controls and procedures were not effective as of June 30, 2020, the end of the period covered by this Quarterly Report on Form 10-Q due to the material weaknesses described below.

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

        Management has assessed the effectiveness of our internal control over financial reporting as of June 30, 2020. In making our assessment of the effectiveness of internal control over financial reporting, management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

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

•	We are overly dependent upon our Chief Financial Officer and Chief Executive Officer within an environment that is highly manual in nature.

        As a result of the material weaknesses, we have concluded that we did not maintain effective internal control over financial reporting as of June 30, 2020.

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
101

Interactive Data Files, including the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter and six months ended June 30, 2020, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 19, 2020	Yunhong CTI Ltd.

By: /s/ Jennifer M. Connerty Jennifer M. Connerty Chief Financial Officer By: /s/ Frank J. Cesario Frank J. Cesario President, Chief Executive Officer, and Secretary