Form 10-Q
period 2020-09-30
Yunhong CTI Ltd.
filed 2020-11-23
CIK 1042187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

The number of shares outstanding of the registrant’s common stock as of November 20, 2020 was 5,783,646 (excluding treasury shares).

Yunhong CTI, LTD (f/k/a CTI Industries Corporation)
Condensed Consolidated Balance Sheets

	September 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$-	$845,098
Accounts receivable	5,297,701	9,011,569
Inventories, net	10,643,911	13,959,499
Prepaid expenses	633,223	353,183
Other current assets	1,155,266	1,312,205
Receivable from related party	1,026,813	1,387,131
Current assets of discontinued operations	748,386	756,031

Total current assets	19,505,300	27,624,716

Property, plant and equipment:
Machinery and equipment	21,796,644	23,822,808
Building	3,374,334	3,374,334
Office furniture and equipment	2,221,195	2,289,444
Intellectual property	783,179	783,179
Land	250,000	250,000
Leasehold improvements	390,624	415,737
Fixtures and equipment at customer locations	518,450	518,450
Projects under construction	68,738	74,929
	29,403,164	31,528,881
Less : accumulated depreciation and amortization	(27,397,950)	(28,997,809)

Total property, plant and equipment, net	2,005,214	2,531,072

Other assets:
Operating lease right-of-use	359,802	1,046,438
Other assets	78,259	118,857

Total other assets	438,061	1,165,295

TOTAL ASSETS	$21,948,575	$31,321,083

LIABILITIES AND EQUITY
Current liabilities:
Bank overdraft	$29,837	$-
Trade payables	6,135,867	7,021,580
Line of credit	5,613,063	14,518,107
Notes payable - current portion	2,467,741	3,451,880
Advance from investor	1,500,000	-
Notes payable affiliates - current portion	9,937	12,684
Operating Lease Liabilities	311,678	658,374
Accrued liabilities	1,262,139	1,205,027
Current liabilities of discontinued operations	273,782	656,753

Total current liabilities	17,604,044	27,524,405

Long-term liabilities:
Notes payable - affiliates	10,632	14,340
Notes payable, net of current portion	1,445,683	1,024,441
Operating Lease Liabilities	48,123	388,064
Notes payable - officers, subordinated	1,107,080	1,058,486
Deferred gain (non current)	-	184,840
Total long-term liabilities	2,611,518	2,670,171

TOTAL LIABILITIES	20,215,562	30,194,576

Stockholders' Equity
Yunhong CTI, Ltd stockholders' equity:
Preferred Stock -- no par value, 3,000,000 shares authorized, 548,200 shares issued and outstanding at September 30, 2020 and nil at December 31, 2019 respectively (liquidation preference - $5.482 million as of September 30, 2020)	3,132,600	-
Common stock - no par value, 15,000,000 shares authorized, 5,271,698 and 3,835,930 shares issued and 5,228,040 and 3,835,930 shares outstanding at September 30, 2020 and December 31, 2019 respectively	14,537,828	13,898,494
Paid-in-capital	4,695,658	3,587,287
Accumulated earnings	(13,112,986)	(9,992,841)
Accumulated other comprehensive loss	(6,640,664)	(5,348,812)
Less: Treasury stock, 43,658 shares	(160,784)	(160,784)
Total Yunhong CTI, Ltd Stockholders' Equity	2,451,652	1,983,344
Noncontrolling interest	(718,639)	(856,837)
Total Stockholders' Equity	1,733,013	1,126,507
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$21,948,575	$31,321,083

See accompanying notes to condensed consolidated unaudited financial statements

Yunhong CTI, LTD (f/k/a CTI Industries Corporation)
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019

Net Sales	$5,980,766	$6,365,352	$18,793,620	$24,259,037

Cost of Sales	5,719,824	6,284,645	16,441,524	20,925,512

Gross profit	260,942	80,707	2,352,096	3,333,525

Operating expenses:
General and administrative	1,067,122	1,167,207	3,253,561	3,865,527
Selling	31,723	55,907	112,113	285,015
Advertising and marketing	69,569	92,061	271,563	428,798
Impairment of long-lived assets	-	-	-	1,472,382
Gain on loss of control of VIEs	-	(218,527)	-	(218,527)
Gain on sale of assets	-	(23,054)	(45,700)	(70,263)

Total operating expenses	1,168,414	1,073,594	3,591,537	5,762,932

Loss from operations	(907,472)	(992,887)	(1,239,441)	(2,429,407)

Other (expense) income:
Interest expense	(255,138)	(464,546)	(1,033,240)	(1,493,264)
Gain on forgiveness of Payroll Protection Program Funding	247,554	-	1,047,700	-
Other Expense	(15,621)	(82,873)	(387,961)	(485,742)
Foreign currency loss	15,100	(25,747)	(169,357)	(27,458)

Total other expense, net	(8,105)	(573,166)	(542,858)	(2,006,464)

Loss from continuing operations before taxes	(915,577)	(1,566,053)	(1,782,299)	(4,435,871)

Income tax expense	-	-	-	-

Loss from continuing operations	(915,577)	(1,566,053)	(1,782,299)	(4,435,871)

Loss from discontinued operations , net of tax	(113,055)	(658,518)	(1,199,648)	(2,105,755)

Net Loss	$(1,028,632)	$(2,224,571)	$(2,981,947)	$(6,541,626)

Less: Net (loss) income attributable to noncontrolling interest	(74,692)	(282,985)	138,198	(861,475)

Net loss before foreign currency adjustment and Preferred Share Dividends	$(953,940)	$(1,941,586)	$(3,120,145)	$(5,680,151)

Other Comprehensive Income (Loss)
Foreign currency adjustment	5,324	(281,817)	(1,291,852)	15,603
Comprehensive Loss	$(1,023,308)	$(2,506,388)	$(4,273,799)	$(6,526,023)

Deemed Dividends on preferred stock and amortization of beneficial conversion feature	$(114,561)	$-	$(2,733,329)	$-

Net Loss attributable to Yunhong CTI Ltd Shareholders	$(1,068,501)	$(1,941,586)	$(5,853,474)	$(5,680,151)

Basic loss per common share
Continuing operations	$(0.19)	$(0.34)	$(1.05)	$(0.93)
Discontinued operations	(0.02)	(0.17)	(0.27)	(0.55)
Basic loss per common share	$(0.21)	$(0.51)	$(1.32)	$(1.48)

Diluted loss per common share
Continuing operations	$(0.19)	$(0.34)	$(1.05)	$(0.93)
Discontinued operations	(0.02)	(0.17)	(0.27)	(0.55)
Diluted loss per common share	$(0.21)	$(0.51)	$(1.32)	$(1.48)

Weighted average number of shares and equivalent shares of common stock outstanding:
Basic	4,902,131	3,835,950	4,426,420	3,835,950

Diluted	4,902,131	3,835,950	4,426,420	3,835,950

See accompanying notes to condensed consolidated unaudited financial statements

Yunhong CTI, LTD (f/k/a CTI Industries Corporation)
Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended September 30,
	2020	2019

Cash flows from operating activities:
Net loss	$(2,981,947)	$(6,541,626)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	792,104	835,302
Amortization of deferred gain on sale/leaseback	(45,700)	(82,422)
Gain on forgiveness of PPP Funding	(1,047,700)	-
Provision for losses on accounts receivable	20,666	399,463
Provision for losses on inventories	(40,482)	1,249,519
Other	-	248,974
Impairment on assets held for sale	-	604,483
Gain on deconsolidation of Clever	-	(218,534)
Impairment of Related Party Note Receivable	350,000	-
Impairment of Prepaid, Current and Non Current Assets	-	168,931
Impairment of long-lived assets	-	1,252,283
Stock Based Compensation	-	72,401
Loss on disposition of Asset	-	17,480
Change in assets and liabilities:
Accounts receivable	2,915,506	2,776,396
Inventories	2,314,744	1,435,411
Prepaid expenses and other assets	(289,820)	228,389
Operating Lease Liability	(470,771)	-
Trade payables	(852,231)	1,892,670
Accrued liabilities	330,695	(166,823)

Net cash provided by operating activities	995,064	4,172,297

Cash flows from investing activities:
Purchases of property, plant and equipment	(139,708)	(144,222)

Net cash used in investing activities	(139,708)	(144,222)

Cash flows from financing activities:
Change in checks written in excess of bank balance	29,837	(391,313)
Repayment of debt and revolving line of credit	(10,158,387)	(4,721,867)
Advance from investor	1,500,000
Proceeds from issuance of stock	5,426,601	-
Cash paid for stock issuance costs	(1,024,313)	-
Amortization of deferred financing fees	64,887	(82,763)
Proceeds from PPP	1,047,700	-
Proceeds from issuance of long-term debt	876,791	650,000

Net cash used in financing activities	(2,236,884)	(4,545,943)

Effect of exchange rate changes on cash	536,430	205,692

Net decrease in cash and cash equivalents	(845,098)	(312,176)

Cash and cash equivalents at beginning of period	845,098	428,150

Cash and cash equivalents at end of period	$-	$115,974

The cash flows related to discontinued operations have not been segregated, and are included in the Consolidated Statements of Cash Flows. The cash and equivalents amounts presented above differ from cash and equivalents in the Consolidated Balance Sheets due to cash included in “Current assets of discontinued operations.”

Supplemental disclosure of cash flow information:
Cash payments for interest	$1,033,350	$1,558,817
Common stock issued for accounts payable	$-	$303,000
Conversion of debt to Series A Preferred	$478,000	$-
Accrued Dividend on preferred stock	$255,000	$-
Issuance of Placement agent warrants in connection with Series A Preferred offering	$919,000	$-
Issuance of Common stock to placement agent	$306,000	$-
Amortization of beneficial conversion feature and deemed dividend on Series A Preferred stock	$2,200,000	$-
Common stock issued for Notes Payable	$-	$600,000

See accompanying notes to condensed consolidated unaudited financial statements

Yunhong CTI, Ltd (f/k/a CTI Industries Corporation)
Consolidated Statements of Stockholders' Equity

	Yunhong CTI, Ltd
	Nine Months Ended September 30, 2020
							Accumulated
						Accumulated	Other	Less
	Preferred Stock		Common Stock		Paid-in	(Deficit)	Comprehensive	Treasury Stock		Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Interest	TOTAL

Balance December 31, 2019	-	$-	3,879,608	$13,898,494	$3,587,287	$(9,992,841)	$(5,348,812)	(43,658)	$(160,784)	$(856,837)	$1,126,507

Convertible Preferred Stock Issuance - cash	362,660	3,509,933	140,000	116,667	-	-	-	-	-	-	3,626,600
Convertible Preferred Stock Issuance - conversion of debt	48,200	478,017	-	-	-	-	-	-	-	-	478,017
Common stock issued for placement agent fees	-	(306,000)	200,000	306,000	-	-	-	-	-	-	-
Warrants issued to placement agent and other issuance costs	-	(752,924)	-	-	752,924	-	-	-	-	-	-
Placement agent fees and issuance costs	-	(820,160)	-	-	-	-	-	-	-	-	(820,160)
Beneficial Conversion feature on Preferred Stock	-	(2,328,473)	-	-	2,328,473	-	-	-	-	-	-
Deemed Dividend on beneficial conversion feature of Preferred Stock	-	2,328,473	-	-	(2,328,473)	-	-	-	-	-	-
Accrued Deemed Dividend	-	52,741	-	-	(52,741)	-	-	-	-	-	-
Net Loss	-	-	-	-	-	(638,696)	-	-	-	144,577	(494,119)
Foreign Currency Translation	-	-	-	-	-	-	(1,363,503)	-	-	-	(1,363,503)
Balance March 31, 2020	410,860	$2,161,607	4,219,608	$14,321,161	$4,287,470	$(10,631,537)	$(6,712,315)	(43,658)	$(160,784)	$(712,260)	$2,553,342

Convertible Preferred Stock Issuance - cash	180,000	1,583,334	260,000	216,667	-	-	-	-	-	-	1,800,001
Warrants issued to placement agent and other issuance costs	-	(166,181)	-	-	166,181	-	-	-	-	-	-
Placement agent fees and issuance costs	-	(204,153)	-	-	-	-	-	-	-	-	(204,153)
Beneficial Conversion feature on Preferred Stock	-	(140,000)	-	-	140,000	-	-	-	-	-	-
Deemed Dividend on beneficial conversion feature of Preferred Stock	-	140,000	-	-	(140,000)	-	-	-	-	-	-
Accrued Deemed Dividend	-	97,554	-	-	(97,554)	-	-	-	-	-	-
Net Loss	-	-	-	-	-	(1,527,509)	-	-	-	68,313	(1,459,196)
Foreign Currency Translation	-	-	-	-	-	-	66,327	-	-	-	66,327
Balance June 30, 2020	590,860	$3,472,161	4,479,608	$14,537,828	$4,356,097	(12,159,046)	$(6,645,988)	(43,658)	$(160,784)	$(643,947)	$2,756,321

Preferred Stock converted	(42,660)	(444,607)	444,607	-	444,607	-	-	-	-	-	-
Common stock issued for warrants exercised	-	-	332,483	-	-	-	-	-	-	-	-
Stock based compensation	-	-	15,000	-	-	-	-	-	-	-	-
Accrued Deemed Dividend	-	105,046	-	-	(105,046)	-	-	-	-	-	-
Net Loss	-	-	-	-	-	(953,940)	-	-	-	(74,692)	(1,028,632)
Foreign Currency Translation	-	-	-	-	-	-	5,324	-	-	-	5,324
Balance September 30, 2020	548,200	$3,132,600	5,271,698	$14,537,828	$4,695,658	(13,112,986)	$(6,640,664)	(43,658)	$(160,784)	$(718,639)	$1,733,013

	Nine Months Ended September 30, 2019
							Accumulated
						Accumulated	Other	Less
	Preferred Stock		Common Stock		Paid-in	(Deficit)	Comprehensive	Treasury Stock		Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Interest	TOTAL

Balance December 31, 2018	-	$-	3,578,885	$13,898,494	$2,506,437	$(2,865,486)	$(6,050,347)	(43,658)	$(160,784)	$(1,072,585)	$6,255,729

Note Conversion - Schwan	-	-	180,723	-	600,000	-	-	-	-	-	600,000
Stock Issued	-	-	20,000	-	-	-	-	-	-	-	-
Stock Option Expense	-	-	-	-	28,967	-	-	-	-	-	28,967
Net Income	-	-	-	-	-	(2,494,089)	-	-	-	(62,388)	(2,556,477)
Other comprehensive income, net of taxes	-	-	-	-	-	-	-	-	-	-	-
Foreign currency translation	-	-	-	-	-	-	235,876	-	-	-	235,876
Balance March 31, 2019	-	$-	3,779,608	$13,898,494	$3,135,404	$(5,359,575)	$(5,814,471)	(43,658)	$(160,784)	$(1,134,973)	$4,564,095

Note Conversion - Schwan	-	-	-	-	-	-	-	-	-	-	-
Stock Issued	-	-	100,000	-	303,000	-	-	-	-	-	303,000
Stock Option Expense	-	-	-	-	23,429	-	-	-	-	-	23,429
Net Income	-	-	-	-	-	(1,244,477)	-	-	-	(516,102)	(1,760,579)
Other comprehensive income, net of taxes	-	-	-	-	-	-	-	-	-	-	-
Foreign currency translation	-	-	-	-	-	-	61,333	-	-	-	61,333
Balance June 30, 2019	-	$-	3,879,608	$13,898,494	$3,461,833	$(6,604,052)	$(5,753,138)	(43,658)	$(160,784)	$(1,651,075)	$3,191,278

Note conversion - Schwan	-	-	-	-	-	-	-	-	-	-	-
Less deconsolidation of VIE	-	-	-	-	-	-	-	-	-	1,087,035	1,087,035
Stock Issued	-	-	-	-	-	-	-	-	-	-	-
Stock Option Expense	-	-	-	-	20,005	-	-	-	-	-	20,005
Net Income	-	-	-	-	-	(1,941,586)	-	-	-	(282,985)	(2,224,571)
Other comprehensive income, net of taxes	-	-	-	-	-	-	15,603	-	-	-	15,603
Foreign currency translation	-	-	-	-	-	-	(297,209)	-	-	-	(297,209)
Balance September 30, 2019	-	$-	3,879,608	$13,898,494	$3,481,838	$(8,545,638)	$(6,034,744)	(43,658)	$(160,784)	$(847,025)	$1,792,141

See accompanying notes to condensed consolidated unaudited financial statements

Yunhong CTI Ltd. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 - Basis of Presentation

The accompanying condensed (a) consolidated balance sheet as of September 30, 2020, which has been derived from unaudited consolidated financial statements, and (b) the unaudited interim condensed consolidated financial statements have been prepared and, in the opinion of management, contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the consolidated financial position and the consolidated statements of comprehensive income and consolidated cash flows for the periods presented in conformity with generally accepted accounting principles for interim consolidated financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America. Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2020. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2019.

Principles of consolidation and nature of operations:

Yunhong CTI Ltd. (formerly CTI Industries Corporation), its former United Kingdom subsidiary (CTI Balloons Limited), its Mexican subsidiary (Flexo Universal, S. de R.L. de C.V.), its German subsidiary (CTI Europe GmbH) and CTI Supply, Inc. (collectively, the “Company”) (i) design, manufacture and distribute metalized and latex balloon products throughout the world and (ii) operate systems for the production, lamination, coating and printing of films used for food packaging and other commercial uses and for conversion of films to flexible packaging containers and other products. As discussed in Note 2 Discontinued Operations, effective in the third quarter of 2019, the Company determined that it was exiting CTI Balloons Limited (“CTI Balloons”) and CTI Europe GmbH (“CTI Europe”). CTI Balloons has been fully liquidated as of the fourth quarter 2019.Accordingly, the operations of these entities are classified as discontinued operations in these financial statements.

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

The Company has variable interests in VL and Clever. Through June 30, 2019, the Company had determined that it was the primary beneficiary of these entities and included them in our consolidated results. In the third quarter 2019, we determined that operationally material changes in our involvement with Clever and VL resulted in us having no power over the decisions which impact their financial performance. Therefore, we are no longer the primary beneficiary of these entities. Effective July 1, 2019, we deconsolidated these entities and their results are not included in our Consolidated Statements of Comprehensive Income subsequent to June 30, 2019. Upon deconsolidation of these entities, we recognized a gain of $219,000. In accordance with ASC 810-10 because the carrying value of the noncontrolling interest of Clever which was eliminated exceeded the net carrying value of the assets and liabilities of Clever. The Company determined that there was no fair value associated with its remaining noncontrolling interest in Clever based on an income approach.

Use of estimates:

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the amounts reported of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period in the financial statements and accompanying notes. Actual results may differ from those estimates. The Company’s significant estimates include valuation allowances for doubtful accounts, inventory valuation, deferred tax assets, goodwill and intangible asset valuation, and assumptions used as inputs in the Black-Scholes option-pricing model. In addition, issues pertaining to COVID-19 have added assumptions related to 2020 sales activities well as the timing of recovery and condition of the broader market after COVID-19 related shutdowns and limitations.

Earnings per share:

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during each period.

Diluted earnings per share is computed by dividing the net income by the weighted average number of shares of common stock and equivalents (stock options and warrants), unless anti-dilutive, during each period.

As of September 30, 2020 and 2019, shares to be issued upon the exercise of options and warrants aggregated 479,802 and 471,144, respectively. The number of shares included in the determination of earnings on a diluted basis for the three months ended September 30, 2020 and 2019 were none, as doing so would have been anti-dilutive.

Significant Accounting Policies:

The Company’s significant accounting policies are summarized in Note 2 of the Company’s consolidated financial statements for the year ended December 31, 2019. There were no significant changes to these accounting policies during the three or nine months ended September 30, 2020.

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

Note 2 – Discontinued Operations

In July 2019 management and the Board engaged in a review of CTI Balloons and CTI Europe and determined that they are not accretive to the Company overall, add complexity to the Company’s structure and utilize resources. Therefore, as of July 19, 2019, the board authorized management to divest of CTI Balloons and CTI Europe. These actions are being taken to focus our resources and efforts on our core business activities, particularly foil balloons and ancillary products based in North America. The Company determined that these entities met the held-for-sale and discontinued operations accounting criteria. Accordingly, the Company has reported the results of these operations as discontinued operations in the Consolidated Statements of Comprehensive Income and presented the related assets and liabilities as held-for-sale in the Consolidated Balance Sheets. These changes have been applied for all periods presented. The Company divested its CTI Balloons (United Kingdom) subsidiary in the fourth quarter 2019.

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

CTI Balloons recorded losses from discontinued operations, net of taxes of ($433,000) and ($996,000) for the three and nine months ended September 30, 2019.

CTI Europe recorded a loss from discontinued operations, net of taxes of $(76,000) for the three months ended September 30, 2020, compared to a gain from discontinued operations, net of taxes of $313,000 for the nine months ended September 30, 2020. The net losses, net of taxes, were ($566,000) and ($1,735,000) for the three and nine month periods ended September 30, 2019, respectively.

Our Ziploc product line recorded a loss from discontinued operations, net of taxes of ($37,000) for the three months ended September 30, 2020, compared to a loss from discontinued operations, net of taxes of ($1,513,000) for the nine months ended September 30, 2020. The net gain, net of taxes, was $340,000 for the three months ended September 30, 2019 compared to a gain from discontinued operations, net of taxes of $625,000 for the nine-month period ended September 30, 2019, respectively.

Summarized Discontinued Operations Financial Information

The following table summarizes the major line items for the operations that are included in the income from discontinued operations, net of tax line item in the Consolidated Statements of Income for the three months ended:

	September 30, 2020	September 30, 2019
Income Statement
Net Sales	$655,896	$3,130,382
Cost of Sales	412,663	2,588,927

Gross profit (Loss)	243,233	541,454

SG&A	194,300	627,452

Operating income (loss)	48,933	(85,998)

Other Expense	(10,848)	(31,962)

Total pretax income (loss) from discontinued operations	38,085	(54,035)

Loss from classification to held for sale	(151,140)	(604,483)
Income Tax Expense	-	-

Net loss prior to non-controlling interest	(113,055)	(658,518)

Non-controlling Interest share of profit/loss	(72,211)	(760,813)

Net loss	$(40,844)	$102,295

The following table summarizes the major line items for the operations that are included in the income from discontinued operations, net of tax line item in the Consolidated Statements of Income for the nine months ended:

	September 30, 2020		September 30, 2019
Income Statement	$		$
Net Sales		2,328,341		10,191,188
Cost of Sales		2,527,937		9,607,692

Gross Margin		(199,597)		583,496

Impairment of Long-Lived Assets		-
SG&A		1,049,295		2,025,778

Operating Loss		(1,248,892)		(1,442,283)

Other Expense		(33,301)		(58,990)

Total pretax loss from discontinued operations		(1,282,193)		(1,501,273)

Gain (loss) from classification to held for sale		82,545		(604,483)

Net Income prior to non-controlling interest		(1,199,648)		(2,105,756)

Non-controlling Interest share of profit/loss		150,458		(837,136)

Net Loss		$(1,350,106)		$(1,268,620)

The following table summarizes the carrying amounts of major classes of assets and liabilities of discontinued operations for each of the periods presented:

Yunhong CTI Ltd.
Consolidated Balance Sheet

	September 30, 2020	December 31, 2019
Balance Sheet
Assets
Current Assets
Cash on hand and Banks	$222,707	$4,307
Accounts Receivable	481,732	539,910
Inventory	-	74,383
Prepaid & Other	90,308	135,912

TOTAL Current Assets	794,747	754,512

NET Property, Plant, and Equipment	7,633	53,919

Other Assets
Operating lease right-of-use	151,817	220,541
Other	32,543	47,958
TOTAL Other Assets	184,360	268,499
TOTAL Non-Current Assets	191,993	322,418

Valuation Allowance on Assets Held for Sale	(238,354)	(320,899)

TOTAL Assets	$748,386	$756,031

Liabilities
Current Liabilities
Trade Accounts Payable	68,013	384,333
Operating Lease Liabilities - Current	89,119	203,291
Other/Accrued Liabilities	19,276	19,562
TOTAL Current Liabilities	176,408	607,187

Non-Current Liabilities
Operating Lease Liabilities - Non Current	62,698	17,250
Other Non-Current	34,676	32,317
TOTAL Non-Current Liabilities	97,374	49,567

TOTAL Liabilities	$273,782	$656,753

The cash flows related to discontinued operations have not been segregated and are included in the Consolidated Statements of Cash Flows. The following table summarizes depreciation from discontinued operations for each of the periods presented:

	Nine Months Ended
	September 30,
	2020	2019
Depreciation	$320,731	$266,784

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

During 2019, we attempted to execute a major capital event with a partner that would infuse money, among other attributes. That effort was unsuccessful as envisioned. We were subsequently successful in obtaining new financing during 2020. On January 3, 2020 we entered into a securities purchase agreement, as amended on February 24, 2020 and April 13, 2020, (the “LF Purchase Agreement”) with LF International Pte Ltd., a Singapore private limited company (the “LF International”), which is controlled by Company Chairman Mr. Yubao Li, pursuant to which we sold to LF International 500,000 shares of our Series A Convertible Preferred Stock at a purchase price of $10.00 per share and for aggregate proceeds of $5,000,000. Pursuant to the LF Purchase Agreement, we were authorized to sell an additional $2 million shares of Series A to other investors under similar financial terms, approximately $1 million of which has been sold as of September 30, 2020, including to an investor which converted an accounts receivable of $478,000 owed to the investor by the Company in exchange for 48,200 shares of Series A Preferred. There were several closings with the LF International from January 2020 through June 2020. The majority of the funds received reduced our bank debt. We issued a total of 400,000 shares of common stock to LF International and, pursuant to the LF Purchase Agreement, changed our name from CTI Industries Corporation to Yunhong CTI Ltd. During the transaction and subsequent interim closings, LF International had the right to name three directors to serve on our Board. They are Mr. Yubao Li, our Chairman of the Board, Ms. Wan Zhang and Ms. Yaping Zhang.

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

The Lender has continued to make advances to the Company (“Discretionary Advances”), although it is not required to do so under the terms of the Loan Agreement due to the Events of Default. On July 17, 2020, the Lender provided the Company notice that multiple previously disclosed events, which each constitute an Event of Default, are continuing to occur. Additionally, the Lender required that the Company obtain a commitment for third-party equity funding in an amount not less than $3,000,000 by no later than July 31, 2020. Absent such commitment, the Lender advised that it may cease making discretionary advances to the Company. On July 22, 2020, the Company’s board of directors authorized the Company to seek such funding and, to ensure that the Company met the Lender’s equity funding commitment deadline. Mr. Yubao Li, the Company’s Chairman, committed that, in the event the Company does not obtain funding of at least $3,000,000, he would provide the necessary funding. In September 2020, the Company received $1.5 million from an unrelated third party as an advance on a proposed sale of Series B Convertible Preferred Stock (the terms of which are currently being negotiated and finalized).  Additionally, in October, the Company received a $1.5 million advance on a separate proposed equity financing for which the terms have not yet been finalized.   The Lender has continued to make the Discretionary Advances throughout this period and has indicated that we have complied with their request.

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

The credit agreement provides for interest at varying rates in excess of the prime rate, depending on the level of senior debt to EBITDA over time. We believe that, during the first three months of 2020, the standalone US business would have complied with the fixed charge coverage ratio, but consolidated group did not result in a new condition of noncompliance.

Failure to comply with these covenants has caused us to pay a higher rate of interest (by 2% per the Agreements), and other potential penalties may impact the availability of the credit facility itself, and thus might negatively impact our ability to remain a going concern. As described above in this Note as well as in Note 3, we remain out of compliance with the terms of this facility.

As of December 2017, Mr. Schwan was owed a total of $1,099,000, with additional accrued interest of $400,000, by the Company. As part of the December 2017 financing with PNC, Mr. Schwan executed a subordination agreement related to these amounts due him, as evidenced by a related note representing the amount owed to Mr. Schwan. During January 2019, Mr. Schwan converted $600,000 of his balance into approximately 181,000 shares of our common stock at the then market rate. No payments were issued to Mr. Schwan during 2019 or the nine months ended September 30, 2020, with $49,000 and $46,000, respectively, of interest recorded as an expense during the first nine months of 2020 and 2019, respectively.

During 2020, Flexo replaced a $260,000 line of credit with three line of credit totaling $260,000.  Flexo’s total debt instruments are $1.75 million.

On April 30, 2020, the Company executed a promissory note (the “Note”) with PNC Bank National Association (the “Lender”) evidencing an unsecured loan in the aggregate principal amount of $1,047,700 (the “PPP Loan”), which was made pursuant to the Paycheck Protection Program (the “PPP”). The PPP was established under the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), which was enacted on March 27, 2020, and is administered by the U.S. Small Business Administration (“SBA”). All the funds under the PPP Loan were disbursed to the Company on April 23, 2020. The Note provides for a fixed interest rate of one percent per year with a maturity date of April 30, 2022 (the “Maturity Date”). Monthly principal and interest payments due on the PPP Loan are deferred for a six-month period beginning from the date of disbursement of the PPP Loan. The PPP Loan may be prepaid by the Company at any time prior to the Maturity Date with no prepayment penalties or premiums. The Note contains customary event of default provisions. Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of the loans granted under the PPP. Such forgiveness will be subject to approval by the SBA and the Lender and determined, subject to limitations, based on factors set forth in the CARES Act, including verification of the use of loan proceeds for payment of payroll costs and payments of mortgage interest, rent and utilities. In the event the PPP Loan, or any portion thereof, is forgiven, the amount forgiven is applied to outstanding principal. The terms of any forgiveness may also be subject to further regulations and guidelines that the SBA may adopt. The Company carefully monitored all qualifying expenses and other requirements necessary to attain loan forgiveness; however, no assurance is provided that the Company will obtain forgiveness of the PPP Loan in whole or in part. The Company has used all proceeds from the PPP Loan to retain employees, maintain payroll and make lease and utility payments.  During the three months ended June 30, 2020 the Company recorded $800,000 in other income for the PPP anticipated grant related to payroll utility and rent payment. During the three months ended September 30, 2020 the Company recorded $248,000 in other income for the PPP anticipated grant related to payroll utility and rent payment, which resulted in no deferred other income liability balance as of September 30, 2020.

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

The Company’s net loss for the three months ended September 30, 2020 and 2019 includes approximately none and $20,000, respectively, of compensation costs related to share based payments. The Company’s net loss for the nine months ended September 30, 2020 and 2019 includes approximately none and $72,000, respectively, of compensation costs related to share based payments. As of September 30, 2020, there was no unrecognized compensation expense related to non-vested stock option grants and stock grants.

On April 10, 2009, the Board approved for adoption, and on June 5, 2009, the shareholders of the Corporation approved, a 2009 Stock Incentive Plan (“2009 Plan”). The 2009 Plan and subsequent awards categorized as inducement of employment authorized the issuance of up to 510,000 shares of stock or options to purchase stock of the Company (including cancelled shares reissued under the plan.) On June 8, 2018, our shareholders approved the 2018 Stock Incentive Plan (“2018 Plan”). The 2018 Plan authorized the issuance of up to 300,000 shares of our common stock in the form of equity-based awards. Because no registration on Form S-8 was filed for these additional shares within 12 months of approval by our shareholders, those additional shares are not available for issuance in the normal course. As of September 30, 2020, options for 20,000 shares remain outstanding.

A summary of the Company’s stock option activity, which includes grants of restricted stock, non-qualified stock options, incentive stock options, warrants and related information, is as follows:

	Shares under Option	Weighted Average Exercise Price
Balance at December 31, 2019	471,144	$3.95
Granted	792,660	1.00
Cancelled/Expired	(436,519)	3.95
Exercised/Issued	(347,483)	1.19
Outstanding at September 30, 2020	479,802	1.10

Exercisable at September 30, 2020	19,625	$5.49

The instruments above have no aggregate intrinsic value (the difference between the closing price of the Company’s common stock on the last trading day of the quarter ended September 30, 2020 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all the holders exercised their options on September 30, 2020.

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

The issuance of the Company’s Series A Preferred Stock generated a beneficial conversion feature (BCF), which arises when a debt or equity security is issued with an embedded conversion option that is beneficial to the investor or in the money at inception because the conversion option has an effective strike price that is less than the market price of the underlying stock at the commitment date. The fair value of the common stock into which the Series A Preferred was convertible exceeded the allocated purchase price fair value of the Series A Preferred Stock at the closing dates by approximately $2.5 million as of the closing dates.  We recognized this BCF by allocating the intrinsic value of the conversion option, to additional paid-in capital, resulting in a discount on the Series A Preferred Stock. As the Series A Preferred Stock is immediately convertible, the Company accreted the discount on the date of issuance.  The accretion was recognized as dividend equivalents.  Holders of the Series A Preferred will be entitled to receive quarterly dividends at the annual rate of 8% of the stated value ($10 per share). Such dividends may be paid in cash or in shares of common stock at the Company’s discretion.  In the nine months ending September 30, 2020 the Company accrued $255,341 of these dividends.

During the three months ended September 30, 2020, 332,000 shares of the Company’s common stock were issued upon the exercise of 500,000 warrants. During the third quarter 2020, 42,660 convertible preferred shares were converted into 426,600 shares of common stock.  An additional 18,007 shares of common stock were issued as satisfaction of the accrued dividend on the preferred shares.

In 2020, the Company issued 15,000 shares to its former president in satisfaction of his stock compensation plan which accelerated upon his resignation.

In September 2020, the Company received $1.5 million from an unrelated third party as an advance on a proposed sale of Series B Redeemable Convertible Preferred Stock.   As of September 30, 2020, the Company was in the process of negotiating and finalizing the terms of the arrangement.  On November 17, 2020, the Company finalized the associated stock purchase agreement for the sale of 170,000 new issued shares of Series B Redeemable Convertible Preferred Stock.   Each share is convertible into ten shares of the Company’s common stock and Holders of the Series B Preferred will be entitled to receive quarterly dividends at the annual rate of 8% of the stated value ($10 per share). Such dividends may be paid in cash or in shares of common stock at the Company’s discretion. The stock purchase agreement is subject to customary conditions for closing.  As the agreement was not finalized as of September 30, 2020, the $1.5 million advance is classified as Advance from Investor within liabilities on the accompanying balance sheet.

Note 6 - Legal Proceedings

The Company may be party to certain lawsuits or claims arising in the normal course of business. The ultimate outcome of these matters is unknown but, in the opinion of management, we do not believe any of these proceedings will have, individually or in the aggregate, a material adverse effect upon our financial condition, cash flows or future results of operation.

During 2019 and 2020, claims have been filed against us claiming failure to pay contractually obligated amounts. Approximately $760,000 in aggregate claims are outstanding as of September 30, 2020. These claims are being disputed, the ultimate outcome of which is unknown.

FedEx Trade Networks Transport sought $163,965 in damages, plus interest and court costs. On October 15, 2020, the case was dismissed with leave to reinstate pursuant to settlement. The settlement calls for the payment of $100,400 in monthly installments of $10,000 per month for a period of ten (10) months and with the last payment being in the amount of $10,400. The first payment came due and was made on October 30, 2020.

Note 7 - Other Comprehensive Income

In the nine months ended September 30, 2020, the Company incurred other comprehensive loss of approximately $1,292,000 from foreign currency translation adjustments. The main contributing factor was a sudden approximate 25% decline in the valuation of the Mexican peso related to the COVID-19 pandemic discussed above and resulting large-scale, rapid impacts to the world economy.

Note 8 - Geographic Segment Data

The Company has determined that it operates primarily in one business segment that designs, manufactures, and distributes film and film related products for use in packaging, storage, and novelty balloon products. The Company operates in foreign and domestic regions. Information about the Company's continuing operations by geographic area is as follows:

	Net Sales to Outside Customers
	For the Nine Months Ended
	September 30,
	2020	2019

United States	$14,718,000	$17,911,000
Mexico	4,076,000	6,348,000

	$18,794,000	$24,259,000

	Net Sales to Outside Customers
	For the Three Months Ended
	September 30,
	2020	2019

United States	$4,749,000	$4,120,000
Mexico	1,232,000	2,245,000

	$5,981,000	$6,365,000

	Total Assets at
	September 30,	December 31,
	2020	2019

United States	$13,215,000	$19,668,000
Mexico	7,986,000	10,897,000
Assets Held for Sale International Subsidiaries	748,000	756,000

	$21,949,000	$31,321,000

Note 9 - Inventories, Net of Continuing Operations

	September 30, 2020	December 31, 2019
Raw materials	$1,385,000	$1,545,000
Work in process	2,808,000	3,110,000
Finished goods	6,837,000	9,766,000
In Transit	115,000	100,000
Allowance for excess quantities	(501,000)	(562,000)
Total inventories	$10,644,000	$13,959,000

Note 10 - Concentration of Credit Risk

Concentration of credit risk with respect to trade accounts receivable is generally limited due to the large number of entities comprising the Company's customer base. The Company performs ongoing credit evaluations and provides an allowance for potential credit losses against the portion of accounts receivable which is estimated to be uncollectible. Such losses have historically been within management's expectations. During the nine months ended September 30, 2020 and 2019, there was one customer whose purchases represented more than 10% of the Company’s consolidated net sales. Sales to this customer for the nine months ended September 30, 2020 and 2019 are as follows:

	Three Months Ended		Three Months Ended
	September 30, 2020		September 30, 2019
Customer	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Customer A	$3,737,000	63%	$1,559,000	25%

	Nine Months Ended		Nine Months Ended
	September 30, 2020		September 30, 2019
Customer	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Customer A	$9,412,000	50%	$8,890,000	37%

As of September 30, 2020, the total amounts owed to the Company by this customer were approximately $1,724,000 or 33% of the Company’s consolidated net accounts receivable. The amounts owed at September 30, 2019 by this customer was approximately $831,000 or 16% of the Company’s consolidated net accounts receivable.

Note 11 - Related Party Transactions

John H. Schwan, who resigned as Chairman of the Board on June 1, 2020, is the brother of Gary Schwan, one of the owners of Schwan Incorporated, which provides building maintenance services to the Company. The Company made payments to Schwan Incorporated of approximately $2,700 and $12,000 during the nine months ended September 30, 2020 and 2019, respectively. Jana M. Schwan, Chief Operating Officer of the Company, is the daughter of John H. Schwan.  As of September 30, 2020 the payable balance amounted to $8,800 and is included in trade payables.

During the period from January 2003 to the present, John H. Schwan has made loans to the Company which had outstanding balances, for the Company of $1.6 million as of December 31, 2018. During January 2019 he converted $0.6 million to equity at the then market price of our stock. Including accrued interest, his balance was $1.1 million as of September 30, 2020. During the first nine months of 2020 and 2019, interest expense on these outstanding loans was $49,000 and $46,000, respectively.

Items identified as Notes Payable Affiliates in the Company's Consolidated Balance Sheet as of September 30, 2020 and 2019 include loans by shareholders to Flexo Universal totaling $20,000 and $12,000, respectively.

On July 1, 2019, the Company deconsolidated Clever which resulted in a note receivable at that time of $1.387 million.  During the nine months ended September 30, 2020 the Company recorded a reserve of $350,000. One of owners of Clever is Mr. Schwan, above.  The balance as of September 30, 2020 amounted to $1,026,813.

Note 12 - Derivative Instruments; Fair Value

The Company accounts for derivative instruments in accordance with U.S. GAAP, which requires that all derivative instruments be recognized on the balance sheet at fair value. We may enter into interest rate swaps to fix the interest rate on a portion of our variable interest rate debt to reduce the potential volatility in our interest expense that would otherwise result from changes in market interest rates. Our derivative instruments are recorded at fair value and are included in accrued liabilities of our consolidated balance sheet. Our accounting policies for these instruments are based on whether they meet our criteria for designation as hedging transactions, which include the instrument’s effectiveness, risk reduction and, in most cases, a one-to-one matching of the derivative instrument to our underlying transaction. As of September 30, 2020, we had no such instrument.

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

In July 2020, the Company entered into a lease agreement for a building through June 2021 (with no extension options).   The monthly lease payments are $38,000.  The Company made a policy election to not recognize right of use assets and lease liabilities that arise from leases with an initial term of twelve months or less on the Consolidated Balance Sheets.   However, the Company recognized these lease payments in the Consolidated Statement of Operations on a straight-line basis over the lease term and variable lease payments in the period in which the expense was incurred.

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

The table below describes our lease position as of September 30, 2020:

Assets	As of September 30, 2020
Operating lease right-of-use assets	$1,457,000
Accumulated amortization	(1,097,000)
Net lease assets	$360,000

Liabilities
Current
Operating	312,000
Noncurrent
Operating	48,000
Total lease liabilities	$360,000

Weighted average remaining term (years) – operating leases (in years)	2

Weighted average discount rate – operating leases	11.25%

During the nine months ended September 30, 2020, we recorded expenses related to:

Operating right-of-use lease asset amortization	$471,000

Total expense during nine months ended September 30, 2020	$471,000

Operating lease expenses were approximately $471,000 for the nine months ended September 30, 2020. Operating lease costs are included within selling, general and administrative expenses on the condensed consolidated statements of operations.  The Company does not have any finance leases.  Cash paid for amounts included in the measurement of operating lease liabilities were approximately $471,000 for the nine months ended September 30, 2020.

The following table summarizes the maturities of our lease liabilities for all operating leases as of September 30, 2020:

(in thousands)
2020	$111
2021	373
2022 and thereafter	51
Total lease payments	535
less: Imputed interest	(175)
Present value of lease liabilities	$360

Note 14 - Subsequent Events

In September 2020, the Company received $1.5 million from an unrelated third party as an advance on a proposed sale of Series B Redeemable Convertible Preferred Stock.   As of September 30, 2020, the Company was in the process of negotiating and finalizing the terms of the arrangement.  On November 17, 2020, the Company finalized the associated stock purchase agreement for the sale of 170,000 new issued shares of Series B Redeemable Convertible Preferred Stock.   Each share is convertible into ten shares of the Company’s common stock and Holders of the Series B Preferred will be entitled to receive quarterly dividends at the annual rate of 8% of the stated value ($10 per share). Such dividends may be paid in cash or in shares of common stock at the Company’s discretion. The stock purchase agreement is subject to customary conditions for closing.  As the agreement was not finalized as of September 30, 2020, the $1.5 million advance is classified as Advance from Investor within liabilities on the accompanying balance sheet.  In October 2020, the Company received a $1.5 million advance on a proposed equity financing for which the terms have not yet been finalized.

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

As of January 1, 2019, we adopted ASC Topic 842, Leases (“ASC Topic 842”). Refer to Note 13 for additional information. Our primary leases relate to the facilities we use in Mexico. We also have ancillary leases for items ranging from forklifts to printers. The majority of our leases are classified as operating lease right-of-use (“ROU”) assets and related operating lease liabilities. Finance leases are included in property and equipment and related liabilities. ROU assets and lease liabilities are recognized based on the present value of future minimum lease payments over the expected lease term at the commencement date for leases that exceed 12 months. The expected lease term includes options to renew when it is reasonably certain that we will exercise such option.

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

The Lender has continued to make advances to the Company (“Discretionary Advances”), although it is not required to do so under the terms of the Loan Agreement due to the Events of Default. On July 17, 2020, the Lender provided the Company notice that multiple previously disclosed events, which each constitute an Event of Default, are continuing to occur. Additionally, the Lender required that the Company obtain a commitment for third-party equity funding in an amount not less than $3,000,000 by no later than July 31, 2020. Absent such commitment, the Lender advised that it may cease making discretionary advances to the Company. On July 22, 2020, the Company’s board of directors authorized the Company to seek such funding and, to ensure that the Company met the Lender’s equity funding commitment deadline. Mr. Yubao Li, the Company’s Chairman, committed that, in the event the Company does not obtain funding of at least $3,000,000, he would provide the necessary funding. In September 2020, the Company received $1.5 million from an unrelated third party as an advance on a proposed sale of Series B Convertible Preferred Stock (the terms of which are currently being negotiated and finalized).  Additionally, in October 2020, the Company received a $1.5 million advance on a separate proposed equity financing for which the terms have not yet been finalized.   The Lender has continued to make the Discretionary Advances throughout this period and has indicated that we have complied with their request.

Comparability

In July 2019, management and the Board engaged in a review of CTI Balloons and CTI Europe and determined that they are not accretive to the Company overall, add complexity to the Company’s structure and utilize resources. Therefore, as of July 19, 2019, the Board authorized management to divest these international subsidiaries. These actions were taken to focus our resources and efforts on our core business activities, particularly foil balloons and ancillary products based in North America. The Company determined that these entities met the held-for-sale and discontinued operations accounting criteria. Accordingly, the Company has reported the results of these International operations as discontinued operations in the Consolidated Statements of Comprehensive Income and presented the related assets and liabilities as held-for-sale in the Consolidated Balance Sheets. These changes have been applied for all periods presented. The Company divested its CTI Balloons (United Kingdom) subsidiary in the fourth quarter 2019 and is divesting its CTI Europe (Germany) subsidiary and Ziploc product line in 2020.

Results of Operations

Net Sales. For the three and nine month periods ended September 30, 2020, net sales were $5,981,000 and $18,794,000, compared to net sales of $6,365,000 and $24,259,000 for the same periods of 2019, respectively.

For the three month period ended September 30, 2020 and 2019, net sales by product category were as follows:

	Three Months Ended
	September 30, 2020		September 30, 2019
	$	% of	$	% of
Product Category	(000) Omitted	Net Sales	(000) Omitted	Net Sales

Foil Balloons	4,516	76%	3,681	62%

Latex Balloons	1,014	17%	2,059	34%

Film Products	78	1%	236	4%

Other	374	6%	9	0%

Total	5,981	100%	5,985	100%

For the nine month period ended September 30, 2020 and 2019 net sales by product category were as follows:

	Nine Months Ended
	September 30, 2020		September 30, 2019
	$	% of	$	% of
Product Category	(000) Omitted	Net Sales	(000) Omitted	Net Sales

Foil Balloons	12,380	66%	13,325	56%

Latex Balloons	3,712	20%	5,640	23%

Film Products	664	4%	1,475	6%

Other	2,038	11%	3,571	15%

Total	18,794	100%	24,011	100%

Foil Balloons. Revenues from the sale of foil balloons increased during the three months period from $3,681,000 ending September 30, 2019 compared to $4,516,000 during the three month period of 2020. Revenues from the sale of foil balloons decreased during the nine month period from $13,325,000 ending September 30, 2019 compared to $12,380,000 during the nine month period of 2020 mainly due to decreased foil sales in our Mexican subsidiary.

Latex Balloons. Revenues from the sale of latex balloons were $1,014,000 and $3,712,000 during the three and nine month periods ended September 30, 2020, compared to $2,059,000 and $5,640,000 during the same periods of 2019. Latex balloons encountered a COVID-19 constraint, as production activities were severely limited by the Mexican government.

Films. Revenues from the sale of commercial films were $78,000 and $664,000 during the three and nine month periods ended September 30, 2020, compared to $236,000 and $1,475,000 during the same periods of 2019. Our main customer had restructured their program in the first quarter both related to COVID-19 disruption and also the integration of a merger partner.

Other Revenues. Revenues from the sale of other products were $374,000 and $2,038,000 during the three and nine month periods ended September 30, 2020, compared to $9,000 and $3,571,000 during the same periods of 2019. Revenues in 2019 include a discontinued line of organizing solutions that was fully deconsolidated in 2019.  The revenues from the sale of other products during the first nine months of 2020 include (i) sales of a line of “Candy Blossoms” and similar products consisting of candy and small inflated balloons sold in small containers and (ii) the sale of accessories and supply items related to balloon products.

Sales to a limited number of customers continue to represent a large percentage of our net sales. The table below illustrates the impact on sales of our top three and ten customers for the nine month periods ended September 30, 2020 and 2019.

	Three Months Ended September 30,
	% of Sales
	2020	2019

Top 3 Customers	77%	43%

Top 10 Customers	88%	58%

	Nine Months Ended September 30,
	% of Sales
	2020	2019

Top 3 Customers	71%	53%

Top 10 Customers	82%	71%

During the nine month period ended September 30, 2020, there was one customer whose purchases represented more than 10% of the Company’s consolidated net sales. Sales to this customer for the nine month period ended September 30, 2020 was $9,412,000 or 50% of consolidated net sales. Sales to this customer for the nine months ended September 30, 2019 was $8,190,000, or 34% of consolidated net sales. As of September 30, 2020, the total amount owed to the Company by this customer was approximately $1,725,000, or 33% of the Company’s consolidated net accounts receivable. The amount owed at September 30, 2019 by this customer was approximately $831,000, or 16% of the Company’s consolidated net accounts receivable.

Cost of Sales. During the three and nine month periods ended September 30, 2020, the cost of sales was $5,720,000 and $16,442,000, compared to $6,285,000 and $20,926,000, respectively, for the same periods of 2019. The reduction in cost of sales was largely due to the termination of the vacuum sealing product line, reduced presence in the form of discontinued subsidiaries, and a temporary reduction in orders related to COVID-19.

General and Administrative. During the three and nine month periods ended September 30, 2020, general and administrative expenses were $1,067,000 and $3,254,000 as compared to $1,167,000 and $3,866,000 respectively, for the same periods in 2019.  Decrease is due mainly to headcount reductions.

Selling, Advertising and Marketing. During the three and nine month periods ended September 30, 2020, selling, advertising and marketing expenses were $101,000 and $384,000 as compared to $148,000 and $714,000, respectively, for the same periods in 2019. Decrease is due mainly to headcount reductions.

Other Income (Expense). During the three and nine month periods ended September 30, 2020, the Company incurred interest expense of $255,000 and $1,033,000 as compared to interest expense of $465,000 and $1,493,000 during the same periods of 2019.  During the three months ended September 30, 2020 the Company recorded $248,000 of other income for the Payroll Protection Program, PPP, anticipated grant related to payroll, utility and rent payments. During the nine months ended September 30, 2020 the Company recorded $1,048,000 of other income for the Payroll Protection Program, PPP, anticipated grant related to payroll, utility and rent payments.

For the three month and nine month periods ended September 30, 2020, the Company had a foreign currency transaction gain/(loss) of $15,000 and $(169,000) as compared to a gain/(loss) of $(26,000) and $(27,000) during the same periods of 2019.

Financial Condition, Liquidity and Capital Resources

Cash Flow Items.

Operating Activities. During the nine months ended September 30, 2020, net cash provided by operations was $995,000, compared to net cash provided by operations during the nine months ended September 30, 2019 of $4,172,000.

Significant changes in working capital items during the nine months ended September 30, 2020 included:

●	A decrease in accounts receivable of $2,916,000 compared to a decrease in accounts receivable of $2,776,000 in the same period of 2019.
●	A decrease in inventory of $2,315,000 compared to an increase in inventory of $1,435,000 in 2019.
●	An increase in trade payables of $852,000 compared to a decrease in trade payables of $1,893,000 in 2019.
●	A decrease in accrued liabilities of $331,000 compared to an increase in accrued liabilities of $167,000 in 2019.

In September 2020, the Company received $1.5 million from an unrelated third party as an advance on a proposed sale of Series B Redeemable Convertible Preferred Stock.   As of September 30, 2020, the Company was in the process of negotiating and finalizing the terms of the arrangement. As the agreement was not finalized as of September 30, 2020, the $1.5 million advance is classified as Advance from Investor within liabilities on the accompanying balance sheet.

Investing Activity. During the nine months ended September 30, 2020, cash used in investing activity was $140,000, compared to cash used in investing activity for the same period of 2019 in the amount of $144,000.

Financing Activities. During the nine months ended September 30, 2020, cash used in financing activities was $2,237,000 compared to cash used in financing activities for the same period of 2019 in the amount of $4,546,000. Financing activity consisted principally of changes in the balances of revolving and long-term debt.  During 2020, the Company sold 542,660 shares of Series A Preferred to multiple investors for an aggregate purchase price of $5.4 million. The Company has also received an advance of $1.5 million in from an investor for a Series B stock purchase that was not finalized as of September, 30 2020.

Liquidity and Capital Resources.

At September 30, 2020, the Company had cash balances of none compared to cash balances of $115,000 for the same period of 2019.

As of September 30, 2020, the Company was not in compliance with its credit facility, operating under a forbearance agreement. For this reason, $1.4 million of long-term debt was reclassified as current debt as of September 30, 2020. Failure to ultimately regain compliance with the terms of our credit agreement, or enter into a suitable replacement financing vehicle, could negatively impact our ability to carry on our business up to and including our ability to continue as a going concern. Additionally, we have encountered difficulties with seasonal cash flow needs, including increased costs associated with recruiting and retaining workers in the Chicago area. The failure to either regain compliance with the terms of our credit facility or properly manage seasonal cash needs could put a strain on the Company, up to and including our ability to continue as a going concern. See Note 3 for additional discussion.

Seasonality

In the foil balloon product line, sales have historically been seasonal with approximately 40% occurring in the period from December through March of the succeeding year and 24% being generated in the period July through October in recent years.

Please see pages 25-28 of our Annual Report on Form 10-K for the year ended December 31, 2019 for a description of policies that are critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. No material changes to such information have occurred during the three and nine months ended September 30, 2020.

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

        We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of these disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e), as of September 30, 2020. Based on this evaluation, the Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) concluded that our disclosure controls and procedures were not effective as of September 30, 2020, the end of the period covered by this Quarterly Report on Form 10-Q due to the material weaknesses described below.

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

        Management has assessed the effectiveness of our internal control over financial reporting as of September 30, 2020. In making our assessment of the effectiveness of internal control over financial reporting, management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

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

•	We are overly dependent upon our Chief Financial Officer within an environment that is highly manual in nature.

        As a result of the material weaknesses, we have concluded that we did not maintain effective internal control over financial reporting as of September 30, 2020.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

As previously disclosed on a Current Report on Form 8-K of Yunhong CTI Ltd. (the “Company”), on December 14, 2017, the Company entered into a Revolving Credit, Term Loan and Security Agreement (the “Loan Agreement”) with PNC Bank, National Association (“Lender”).

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

The Lender has continued to make advances to the Company (“Discretionary Advances”), although it is not required to do so under the terms of the Loan Agreement due to the Events of Default. On July 17, 2020, the Lender provided the Company notice that multiple previously disclosed events, which each constitute an Event of Default, are continuing to occur. Additionally, the Lender required that the Company obtain a commitment for third-party equity funding in an amount not less than $3,000,000 by no later than July 31, 2020. Absent such commitment, the Lender advised that it may cease making discretionary advances to the Company. On July 22, 2020, the Company’s board of directors authorized the Company to seek such funding. In addition, Mr. Yubao Li, the Company’s Chairman, committed that, in the event the Company does not obtain funding of at least $3,000,000 by August 31, 2020, he would provide the necessary funding to ensure the Company meets this requirement.

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
101

Interactive Data Files, including the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter and nine months ended September 30, 2020, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 23, 2020	Yunhong CTI Ltd.

By: /s/ Jennifer M. Connerty Jennifer M. Connerty Chief Financial Officer By: /s/ Yubao Li Yubao Li President, Chief Executive Officer