Form 10-K
period 2020-12-31
Yunhong CTI Ltd.
filed 2021-04-16
CIK 1042187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Based upon the closing price of $2.60 per share of the Registrant’s Common Stock as reported on NASDAQ Capital Market tier of The NASDAQ Stock Market on June 30, 2020, the aggregate market value of the voting common stock held by non-affiliates of the Registrant was then approximately $5,866,000. (The determination of stock ownership by non-affiliates was made solely for the purpose of responding to the requirements of the Form and the Registrant is not bound by this determination for any other purpose.)

The number of shares outstanding of the Registrant’s Common Stock as of April 12, 2021 was 5,886,750(excluding treasury shares).

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders (the “2021 Proxy Statement”) is incorporated by reference in Part III of this Form 10-K to the extent stated herein. The 2021 Proxy Statement, or an amendment to this Form 10-K, will be filed with the SEC within 120 days after December 31, 2020. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as a part hereof.

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

PART I

Item No. 1 –Business

Business Overview

We develop, produce, distribute and sell a number of consumer products throughout the United States and in over 30 other countries, and we produce film products for commercial and industrial uses in the United States. Many of our products utilize flexible films and, for a number of years, we have been a leading developer of innovative products which employ flexible films including novelty balloons, pouches and films for commercial packaging applications.

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

For more than 20 years, we have been engaged in the coating, laminating and printing of flexible films for our novelty and container products and for the production of laminated and printed films we supply to others.

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

In 2020, our revenues from our product lines, as a percent of total revenues were:

●	Novelty Products	82% of revenues
●	Flexible Film Products	3% of revenues
●	Candy Blossoms	12% of revenues
●	Other Products	3% of revenues

We are an Illinois corporation with our principal offices and plant at 22160 N. Pepper Road, Lake Barrington, Illinois.

Business Strategies and Developments

Our business strategies, and recent developments related to our business, include:

●

Management. During December 2019, Mr. Jeffrey Hyland, retired from his roles as President and Chief Executive Officer with the Company for personal reasons. The then Chief Financial Officer, Mr. Frank Cesario, who joined CTI during 2017, became both President and Chief Executive Officer. During 2020 we changed our name to Yunhong CTI Ltd., as we received a significant investment from LF International Pte, Ltd. Mr. Yubao Li, Chairman of the Yunhong China Group, became a director and then Chairman of Yunhong CTI Ltd. He replaced Mr. Cesario in September 2020 as Chief Executive Officer, at which time Mr. Cesario retired from the Company as an officer. During 2020 Ms. Jana Schwan became our Chief Operating Officer after having served as Vice President of Operations and a number of other roles during her nearly 20 years with the Company, and Ms. Jennifer Connerty became our Chief Financial Officer after having served as Controller since 2018.

●

Financing. During 2018 and 2019 we had multiple events of default with our primary lender, resulting in the Company incurring a variety of penalties and fees. In addition, the Company had to enter into several forbearance agreements, pursuant to which the lender agreed to not take action against the Company for its default. During 2020 we entered into several individual securities purchase agreements with certain accredited investors for the purchase of shares of our Series A and B Convertible Preferred Stock. We sold Series C Convertible Preferred Stock during January 2021.

●

Strategy. Our management determined to focus on achieving growth and profitability within the current scope of our core product lines – foil balloons and related products – from our United States based business. We reviewed our operations and, during 2019, decided to sell or liquidate our subsidiaries in the UK and Europe, and attempted to sell our subsidiary in Mexico in early 2020 and it was ultimately not successful at the time due to the Covid-19 pandemic.  In an effort to increase profitability, we announced an intention to relocate our warehousing and light assembly facility from Lake Zurich, IL to Laredo, TX during 2020. Due to certain factors including the Covid-19 pandemic, we instead relocated this facility to Elgin, IL during March 2021.

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

Production and Operations

We conduct our operations at our facilities including: (i) our 68,000 square feet facility in Lake Barrington, Illinois, incorporating our headquarters office, production and warehouse space, (ii) our 118,000 square foot facility in Lake Zurich, Illinois consisting of warehouse, packaging and office space, which has been relocated to Elgin, Illinois in March of 2021, (iii) a 73,000 square foot facility in Guadalajara, Mexico, consisting of office, warehouse and production space for Flexo Universal.

Our production operations include (i) lamination and extrusion coating of films, (ii) slitting of film rolls, (iii) printing on film and on latex balloons, (iv) converting film to completed products including balloons, flexible containers and pouches, (v) producing latex balloon products, (vi) inflating of air-filled balloons, and (vii) assembling Candy blossoms. We perform all of the lamination, extrusion coating and slitting activities in our Lake Barrington, Illinois plant and produce all of our latex balloon products at our Guadalajara, Mexico plant. We print on films in Lake Barrington, Illinois and we print on latex balloons in Guadalajara, Mexico. We complete air-filling and assembly of balloons in all our facilities except Lake Barrington, Illinois. We currently assemble Candy blossoms in our Elgin, Illinois facility.

We warehouse raw materials at our plants in Lake Barrington, Illinois and Guadalajara, Mexico and we warehouse finished goods at our facilities in Lake Barrington, Illinois; Elgin, Illinois; Guadalajara, Mexico. We maintain customer service and fulfillment operations at each of our warehouse locations. We conduct sales operations for the United States and for all other markets, except those that are handled by Flexo Universal, at the Lake Barrington, Illinois facility. In addition to warehouse and sales activities at these locations, we engage in some assembly, balloon inflation and related activities.

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

The market for films, packaging, and custom products is fragmented, and competition in this area is difficult to gauge. However, there are numerous participants in this market and the Company can expect to experience intense quality and price competition.

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

Patents, Trademarks and Copyrights

We have developed or acquired a number of intellectual property rights which we believe are significant to our business. As of December 31, 2020, we held 6 issued patents in the United States and 7 issued patents in foreign countries. These patents are scheduled to expire at various times during the 2020s. While these intellectual property rights are helpful, their degree of protection is uncertain. Competitors may violate our intellectual property rights, forcing us to decide whether to challenge them. Such rights may or may not withstand challenge. Conversely, entities may charge us with violating their intellectual property rights. Failure to protect our rights, or conflict with the rights of one or more other entities, may negatively impact our financial and competitive position.

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

Research and Development

We maintain a product development and research group for the development or identification of new products, product designs, product components and sources of supply. Research and development includes (i) creative product development and design, (ii) creative marketing, and (iii) engineering development. During each of the fiscal years ended December 31, 2020 and 2019, we estimate that the total amount spent on research and development activities was approximately $317,000 and $287,000, respectively.

Employees

As of December 31, 2020, the Company had 68 full-time employees in the United States, of whom 17 are executive or supervisory, 2 are in sales, 36 are in manufacturing or warehouse functions and 13 are clerical. As of that same date, Flexo Universal, our Mexico subsidiary, had 298 full-time employees, of whom 6 are executive or supervisory, 14 are in the warehouse, 5 are in sales, 259 are in manufacturing and 14 are clerical. The Company is not a party to any collective bargaining agreement in the United States, has not experienced any work stoppages, and believes that its relationship with its employees is satisfactory.

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

International Operations

We conduct operations in one location outside of the United States:

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

Our domestic and international sales from continuing operations to outside customers and assets by area over the period 2019-2020 have been as follows:

	Net Sales to Outside Customers
	For the Year Ended
	December 31,
	2020	2019

United States	$21,192,000	$23,754,000
Mexico	5,280,000	8,518,000

	$26,473,000	$32,272,000

	Total Assets at
	December 31,	December 31,
	2020	2019

United States	$12,459,000	$17,450,000
Mexico	8,798,000	10,897,000
Assets Held for Sale	294,000	2,974,000

	$21,551,000	$31,321,000

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

Item No. 1A – Risk Factors

Our business and results of operations have been and may continue to be negatively impacted by the spread of COVID-19.

We sell our products throughout the United States and in many foreign countries and may be impacted by public health crises beyond our control. This could disrupt our operations and negatively impact consumer spending and confidence levels, and supply availability and costs, all of which can affect our financial results, condition, and outlook. Our customers, suppliers and distributors may experience similar disruption. Importantly, the global pandemic resulting from COVID-19 has disrupted global health, economic and market conditions

Throughout 2020 and into 2021 the landscape improved, but the issue continues to drive elements of disruption in the ability to travel, attract and retain workers, manage production configurations and protocols, the supply chain and customer base. While we cannot predict the duration or scope of the COVID-19 pandemic, the resurgence of infections in one or more markets, or the impact of vaccines across the globe, the COVID-19 pandemic has negatively impacted our business and is expected to continue to impact our financial results, condition and outlook in a way that may be material.

COVID-19 has also delayed certain strategic transactions the Company intended to close during 2020, most notably its potential relocation of certain activities to the Laredo, Texas area, and the Company does not know if and when these transactions will be completed.

The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses. Management’s plans to continue as a going concern include raising additional capital through sales of equity securities and borrowing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. The COVID-19 pandemic has impacted the Company’s business operations to some extent and is expected to continue to do so and, in light of the effect of such pandemic on financial markets, these impacts may include reduced access to capital. The ability of the Company to continue as a going concern is dependent upon its ability to successfully secure other sources of financing and attain profitable operations. There is substantial doubt about the ability of the Company to continue as a going concern for one year from the issuance of the accompanying consolidated financial statements. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

In September 2012, we entered into a lease agreement, expiring on February 28, 2017 to rent approximately 118,000 square feet of warehouse and office space in Lake Zurich, Illinois. Effective March 1, 2017, this lease was renewed for three years, at a remaining basic rental cost of $42,000 per month. We extended this lease due in part to COVID-19 and vacated this facility during March 2021, relocating this operation to Elgin, Illinois.

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

FedEx Trade Networks Transport and Brokerage Inc. v. CTI Industries Corp., Case No. 20 L 46, was filed on January 27, 2020 in the Circuit Court of the 19th Judicial Circuit, Lake County, Illinois.  The complaint for breach of contract sought $163,964.75 in damages, plus interest and court costs. On October 15, 2020, the case was dismissed with leave to reinstate pursuant to settlement. The settlement calls for the payment of $100,400.00 in monthly installments of $10,000 per month for a period of ten (10) months and with the last payment being in the amount of $10,400. The first payment came due and was made on October 30, 2020, and payments have been made monthly.

Airgas USA, LLC v. CTI Industries Corp., Case No. 01-20-0014-7852 was filed with the American Arbitration Association on or about September 8, 2020. The claim seeks $212,000, plus interest, attorneys’ fees and costs for breach of contract. Claimant agreed to give CTI an extension to respond to the claim so the parties could attempt to resolve. On February 10, 2021, Airgas accepted CTI’s offer to pay $125,000 over 10 months. Airgas agreed to the settlement in March of 2021.

On October 19, 2020, Jules and Associates, Inc. sent CTI a demand letter related to the lease of certain equipment. The letter demanded $65,846.99 for alleged past due amounts under the lease as well as a return of the equipment. Discussions regarding the return of the equipment are ongoing and no lawsuit has been filed. On April 5, 2020 Jules & Associates, Inc. filed and served on CTI a demand for arbitration with JAMS related to the lease of certain equipment.  The demand requests $98,244.55 for alleged past due amounts under the lease as well as a return of the equipment or its fair market value. The Company accrued the $0.1 million in committed costs under this settlement in its December 31, 2020 financial statements.

On October 19, 2020, Redwood Multimodal sent CTI a demand for the withholding of payment in the amount $98,960.88 for loads brokered by Redwood. Settlement discussions are ongoing and no lawsuit has been filed. The Company accrued the $0.1 million in committed costs under this settlement in its December 31, 2020 financial statements.

Benchmark Investments, Inc. v. Yunhong CTI Ltd filed a case in the United States District Court for the Southern District of New York on March 16, 2021 and served on CTI on March 31, 2021.  CTI has through April 21, 2021 to file its response to the complaint.  The complaint seeks damages in excess of $500,000.

Item No. 4. – Mine Safety Disclosures

Not Applicable.

PART II

Item No. 5 – Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company's common stock was admitted to trading on the NASDAQ SmallCap Market (now the NASDAQ Capital Market) under the symbol “CTIB” on November 5, 1997.

As of December 31, 2020 there were approximately 441 holders of record of the Company’s Common Stock. The Company’s total number of beneficial owners of common stock of the Company was approximately 30.

The Company did not pay any cash dividends on its Common Stock during 2020 or 2019 and has no plans to pay dividends in the foreseeable future. Under the terms of the Company’s current loan agreements, the amount of dividends the Company may pay is limited by the terms of the financial covenants.

On April 9, 2021, our common stock closed at $2.19 per share.

Equity Compensation Plan Information

There were no stock option incentive plans outstanding as of December 31, 2020.

Item No. 6 – Selected Financial Data

We are a smaller reporting company, as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide the information required under this item.

Item No. 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company produces film products for novelty, packaging container and custom film product applications. These products include foil balloons, latex balloons and related products, films for packaging applications, and custom film products. We produce all of our film products for packaging and container applications at our facilities in Lake Barrington, Illinois. We produce all of our latex balloons and latex products at our facility in Guadalajara, Mexico. Substantially all of our film products for packaging applications and flexible containers for packaging and storage are sold to customers in the United States. We market and sell our novelty items – principally foil balloons and latex balloons – in the United States, Mexico, and a number of additional countries. In addition, the Company assembles and sells Candy Blossoms (containers of arranged candy items) in the United States.

As determined by the Board of Directors in the third quarter 2019, we have been exiting our European operations in order to focus on our North America operations, particularly on foil balloons and related products. The sales entity in the UK, CTI Balloons, was liquidated in 2019. The sales and distribution entity in Germany is currently closing and is expected to be fully closed during 2021. Additionally, we stopped selling our vacuum sealing products as of March 30, 2020, after allowing the related license agreement to expire. These operations have been presented as discontinued operations in this Annual Report on Form 10-K (see Note 23).

We have also changed our capital structure. On January 3, 2020, the Company entered into a stock purchase agreement, as amended on February 24, 2020 and April 13, 2020, (the “LF Purchase Agreement”), pursuant to which the Company agreed to issue and sell, and LF International Pte. Ltd., a Singapore private limited company (the “LF International”), which is controlled by Company director Mr. Yubao Li, agreed to purchase, up to 500,000 shares of the Company’s newly created Series A Convertible Preferred Stock (“Series A Preferred”), with each share of Series A Preferred initially convertible into ten shares of the Company’s common stock, at a purchase price of $10.00 per share, for aggregate gross proceeds of $5,000,000 (the “LF International Offering”).  As a result of the LF International Offering, a change of control of the Company may occur. As permitted by the Purchase Agreement, the Company may, in its discretion issue up to an additional 200,000 shares of Series A Preferred for a purchase price of $10.00 per share (the “Additional Shares Offering,” and collectively with the LF International Offering, the “Offering”). On January 13, 2020, the Company conducted its first closing of the LF International Offering, resulting in aggregate gross proceeds of $2,500,000. Pursuant to the LF Purchase Agreement, LF International received the right to nominate and elect one member to the Company’s board of directors (the “Board”) (subject to certain adjustments), effective as of the first closing, as well as a second director by the earlier of (i) the Company’s upcoming 2020 annual meeting of shareholders and (ii) May 15, 2020. Pursuant to LF International’s nomination, effective January 13, 2020, the Board appointed Mr. Yubao Li as a director of the Company. Additionally, pursuant to the LF Purchase Agreement, on March 12, 2020, the Company changed its name to Yunhong CTI Ltd. To date, the Company has issued approximately 600,000 shares of Series A Preferred to LF International and other accredited investors for aggregate gross proceeds of approximately $5.6 million.

Additionally, in November 2020, we issued 170,000 shares of Series B Preferred for an aggregate purchase price of $1,500,000. As the Series B Preferred may be redeemed at the option of the holder, but is not mandatorily redeemable, the Series B Preferred has been classified as mezzanine equity and initially recognized at fair value of $1.5 million.

Our revenues from continuing operations from each of our product categories in each of the past two years have been as follows:

	Twelve Months Ended
	December 31, 2020		December 31, 2019
	$	% of	$	% of
Product Category	(000) Omitted	Net Sales	(000) Omitted	Net Sales

Foil Balloons	17,061	64%	17,630	55%

Latex Balloons	4,718	18%	7,409	23%

Film Products	804	3%	1,883	6%

Other	3,890	15%	5,350	17%

Total	26,473	100%	32,272	100%

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

Purchases by a limited number of customers represent a significant portion of our total revenues. During 2020 and 2019, respectively, sales to our top 10 customers represented 85% and 75%, respectively, of net revenues for each year. During 2020 and 2019, there were two customers to whom our sales represented more than 10% of net revenues.

Our principal customer sales for 2020 and 2019 were:

Customer	Product	2020 Sales	% of 2020 Revenues	2019 Sales	% of 2019 Revenues
Wal-Mart	Balloons; Candy Blossoms	$3,745,000	14%	$3,935,000	12%
Dollar Tree Stores	Balloons	$12,536,000	47%	$11,332,000	35%

The loss of one or both of these principal customers, or a significant reduction in purchases by one or both of them, could have a material adverse effect on our business.

We generally do not have agreements with our customers under which customers are obligated to purchase any specific or minimum amount of product from us.

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

Net Sales

For the fiscal year ended December 31, 2020, consolidated net sales from continuing operations of the sale of all products were $26,473,000 compared to consolidated net sales of $32,272,000 for the year ended December 31, 2019, a decrease of 18% as more fully described below.

Sales of foil balloons from continuing operations were $17,061,000 in 2020 and $17,653,000 in 2019, a decrease of 3%. Our largest customer for foil balloons was Dollar Tree Stores. The remaining sales were made to hundreds of customers including distributors and retail stores or chains in the United States, Canada, Mexico, the United Kingdom, Europe and Latin America.

Sales of latex balloons from continuing operations were $4,718,000 in 2020 and $7,409,000 in 2019, a decrease of 36%. The decrease resulted principally from the COVID-19 pandemic which negatively impacted operations in our Mexico facility.

Sales of film products from continuing operations were $804,000 in 2020 and $1,883,000 in 2019, a decrease of 57%.

Sales of other products from continuing operations decreased to $3,890,000 in 2020 from $5,350,000 in 2019, a decrease of 27%. This category includes (i) sales of helium and accessory items for our balloon products, (ii) sales of Candy Blossoms, (iii) sales of party goods in Mexico by Flexo Universal.

Cost of Sales

Cost of sales from continuing operations decreased to $22,921,000 in 2020 from $27,896,000 in 2019. The decrease in cost of sales was primarily attributable to the decrease in sales – cost of sales as a percentage of sales was 86.6% in 2020 and 86.4% in 2019. Additionally, the reduction in sales volume negatively impacted our ability to absorb fixed overhead costs.

General and Administrative Expenses

General and administrative expenses from continuing operations decreased to $4,512,000 in 2020 from $5,358,000 in 2019. Many of the cost reductions realized during 2020 were in the administrative and marketing areas, including personnel costs, consulting and outside services.

Selling and Marketing

Selling expenses from continuing operations decreased to $145,000 in 2020 from $425,000 in 2019. Marketing and advertising expenses decreased to $350,000 in 2020, from $546,000 in 2019. The primary savings from selling, marketing and advertising was the net reduction of outside consulting services and a decrease of commission expense due to the reduction in sales volume.

Other Income or Expense

During 2020, we incurred net interest expense from continuing operations of $1,269,000 compared to net interest expense of $2,028,000 during 2019. The decrease in interest expense was primarily attributable to the lower average outstanding balance of debt in 2020 as compared to 2019. Additionally, in 2020, we recorded a $1,047,700 gain on the forgiveness of our Payroll Protection Plan loan.  A $1,276,000 reserve against our related party note receivable was entered into other expense during 2020.

Deemed Dividends on Preferred Stock and Amortization of Beneficial Conversion Feature

In 2020 the Company issued Series A Preferred Stock and Series B Preferred Stock. In connection with these preferred stock issuances, and the related beneficial conversion features, the Company had deemed dividends of $4.4 million in 2020. Although these deemed dividends do not impact Net loss attributable to Yunhong CTI, Ltd., they do impact Net loss attributable to Yunhong CTI Ltd. Common Shareholders and EPS.

Financial Condition, Liquidity and Capital Resources

Cash Provided By Operating Activities

During fiscal 2020, cash provided by operating activities amounted to $1,752,000, compared to cash provided by operating activities during fiscal 2019 of $3,667,000. Significant changes in working capital items affecting cash flow used in operating activities were:

●	Depreciation and amortization of $964,000 compared to depreciation and amortization for 2019 of $1,150,000;
●	A decrease in inventories of $2,730,000 compared to a decrease of inventories of $4,507,000 in 2019;
●	A decrease in accounts receivable of $4,158,000 compared to a decrease in accounts receivable of $475,000 in 2019;
●	An increase in prepaid expenses and other assets of $269,000 compared to a decrease in prepaid expenses and other assets of $28,000 in 2019; and
●	A decrease in trade payables of $1,302,000 compared to an increase in trade payables of $1,177,000 in 2019.

Cash Used In Investing Activities

During fiscal 2020, cash used in investing activities amounted to $202,000 compared to cash used in investing activities during fiscal 2019 of $80,000.

Cash Provided By Financing Activities

During fiscal 2020, cash used in financing activities amounted to $1,593,000, compared to cash used by financing activities of $3,587,000 during fiscal 2019.  The Company had proceeds from PPP of $1,048,000 and repayment of debt and revolving line of credit of  $10,995,000.

As discussed in Note 3, in the Series A Offering, the Company sold 500,000 shares of Series A Preferred and 400,000 shares of common stock for aggregate gross proceeds of $5,000,000.

In November 2020, we issued 170,000 shares of Series B Preferred for an aggregate purchase price of $1,500,000.

In October 2020, we received an advance of $1,500,000 from an investor. In January 2021, we finalized the transaction with the investor and issued 170,000 shares of newly authorized Series C Preferred Stock.

Going Concern, Liquidity and Financial Condition

The Company’s financial statements are prepared using accounting principles generally accepted in the United States (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has a cumulative net loss from inception to December 31, 2020 of over $14 million.. The accompanying financial statements for the year ended December 31, 2020 have been prepared assuming the Company will continue as a going concern. The Company’s cash resources will likely be insufficient to meet its anticipated needs during the next twelve months. The Company will require additional financing to fund its future planned operations.

The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses. Management’s plans to continue as a going concern include raising additional capital through sales of equity securities and borrowing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. The COVID-19 pandemic has impacted the Company’s business operations to some extent and is expected to continue to do so and, in light of the effect of such pandemic on financial markets, these impacts may include reduced access to capital. The ability of the Company to continue as a going concern is dependent upon its ability to successfully secure other sources of financing and attain profitable operations. There is substantial doubt about the ability of the Company to continue as a going concern for one year from the issuance of the accompanying consolidated financial statements. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

We notified PNC of our failure to meet two financial covenants under the Revolving Credit Facility as of March 31, 2018. On June 8, 2018, we entered into Waiver and Amendment No. 1 (“Amendment 1”) to our PNC Agreements. Amendment 1 modified certain covenants, added others, waived our failure to comply as previously reported, and included an amendment fee and temporary increase in interest rate. During September 2018, we filed a preliminary prospectus on Form S-1 for a planned equity issuance. On October 8, 2018, we entered into Consent and Amendment No. 2 (“Amendment 2”) to our PNC Agreements. Amendment 2 reduced the amount of new funding proceeds that must be used to repay the term loan from $5 million to $2 million and waived the calculation of financial ratios for the period ended September 30, 2018, in exchange for a new covenant committing to raise at least $7.5 million in gross proceeds from an equity issuance by November 15, 2018 and pay an amendment fee. Market conditions ultimately forced us to postpone the offering, and thus no proceeds were received by the November 15, 2018 requirement. We engaged PNC to resolve this failure, and as of March 2019, entered into a forbearance agreement that ended during July 2019. We then entered a new forbearance agreement in October 2019 that terminated in January 2020 and, in connection with a new equity financing arrangement, was replaced on January 13, 2020, with a Limited Waiver, Consent, Amendment No. 5 and Forbearance Agreement (the “2020 Forbearance Agreement”) between PNC and the Company. Pursuant to the 2020 Forbearance Agreement, PNC agreed to (i) waive the PNC Agreements’ requirement that the Company apply the net proceeds of the Offering first to the Term Loans (as defined in the PNC Agreements), and agreed that the Company shall instead apply the net proceeds of the Offering to the Revolving Advances (as defined in the PNC Agreements) and in connection therewith the Revolving Commitment Amount (as defined in the PNC Agreements) shall be reduced on a dollar for dollar basis by the amount so applied to the Revolving Advances, and (ii) forebear from exercising the rights and remedies in respect of the Existing Defaults (as defined in the Loan Agreement) afforded to PNC under the PNC Agreements for a period ending no later than December 31, 2020. As forbearance is a temporary condition, we have reclassified long-term bank debt to current liabilities on our balance sheet. See Note 3 for a related discussion of the impact of this event.

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

Failure to comply with these covenants has caused us to pay a higher rate of interest (by a cumulative 4% per the Agreements), and other potential penalties may impact the availability of the credit facility itself, and thus might negatively impact our ability to remain a going concern. As described in Notes 3 and 9, we believe that we were not in compliance with this credit facility as of December 31, 2020 and 2019.

Additionally, we have encountered difficulties with seasonal cash flow needs, including increasing costs associated with obtaining seasonal workers in the Chicago area. The failure to properly manage seasonal cash needs could put strain on the Company, up to and including our ability to continue as a going concern (see Note 3 for additional discussion).

In October 2020, the Company received $1.5 million from an unrelated third party as an advance on a proposed sale of Series C Redeemable Convertible Preferred Stock.   As of December 31, 2020, the Company was in the process of negotiating and finalizing the terms of the arrangement.  As the agreement was not finalized as of December 31, 2020, the $1.5 million advance is classified as Advance from Investor within liabilities on the accompanying balance sheet.

Seasonality

In the foil balloon product line, sales have historically been seasonal with approximately 40% occurring in the period from December through March of the succeeding year and 24% being generated in the period July through October in recent years. Approximately half of these sales are considered “everyday” in nature while the other half tend to be event driven (certain holidays, graduation season, and other events). The COVID-19 pandemic changed the shape of graduation season for 2020, resulting in a lower demand for balloons during the second quarter 2020, but then a surge of demand related to at-home parties and events. This increase in demand continued into 2021.

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

Inventory Valuation. Inventories are stated at the lower of cost or net realizable value. Cost is determined using standard costs which approximate costing determined on a first-in, first out basis. Standard costs are reviewed and adjusted at the time of introduction of a new product or design, periodically and at year-end based on actual direct and indirect production costs. On a periodic basis, the Company reviews its inventory levels for estimated obsolescence or unmarketable items, in reference to future demand requirements and shelf life of the products. As of December 31, 2020, the Company had established a reserve for obsolescence, marketability or excess quantities with respect to inventory in the aggregate amount of $311,000. As of December 31, 2019, the amount of the reserve was $352,000. In addition, on a periodic basis, the Company disposes of inventory deemed to be obsolete or unsaleable and, at such time, charges reserve for the value of such inventory. We record freight income as a component of net sales and record freight costs as a component of cost of goods sold.

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

The Company identified an impairment indicator related to the goodwill associated with Clever Container, a VIE that was consolidated through June 30, 2019. As a result of an impairment test, the Company fully impaired the goodwill related to Clever in the first quarter of 2019 and recorded an impairment charge of $220,000. In the first quarter of 2019, the Company identified an impairment indicator related to the goodwill associated with Flexo. As a result of an impairment test, the Company fully impaired the goodwill related to Flexo in the first quarter of 2019 and recorded an impairment charge of approximately $1 million. We performed a quantitative assessment for the year ended December 31, 2019 in which we considered the assets and liabilities of the Company as one operating segment, both recognized and unrecognized, as well as the cash flows necessary to operate the business relating to the assets and liabilities.

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

Because we have been out of compliance with the terms of our credit facility and operating under a forbearance agreement, and had related going concern disclosure, we established a valuation allowance reserve for substantially all of our deferred tax assets.  In light of this, as of December 31, 2019 and December 31, 2020, the amount of the net deferred tax asset was $0.  Each quarter and year-end, management makes a judgment to determine the extent to which the deferred tax asset will be recovered from future taxable income.  This value was reduced, in large part, due to changes in US tax law effective 2018 which will impact the value of future deductions.

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

Variable Interest Entities

Primarily due to Clever and VLU having the attribution of related party beneficial ownership and certain financial and operational support, these entities are considered to be variable interest entities, or VIEs, under current accounting guidance. A company with interests in a VIE must consolidate the entity if the company is deemed to be the primary beneficiary of the VIE; that is, if it has both (1) the power to direct the economically significant activities of the entity and (2) the obligation to absorb losses of, or the right to receive benefits from, the entity that could potentially be significant to the VIE. Such a determination requires management to evaluate circumstances and relationships that may be difficult to understand and to make a significant judgment, and to repeat the evaluation at each subsequent reporting date. Prior to July 1, 2019, we had determined that the Company was the primary beneficiary of Clever and VLU (despite not having a majority ownership interest). As discussed in Note 2 to the accompanying consolidated financial statements, events that occurred during the start of the third quarter of 2019, caused us to reconsider the primary beneficiary determination for Clever and VLU. As a result, the consolidated financial statements as of December 31, 2019 and 2020 excluded the assets, liabilities and operating results of Clever and VLU. We also recognized a gain in the amount of $219,000 in connection with the deconsolidation of this VIE.

Item No. 7A – Qualitative and Quantitative Disclosures Regarding Market Risk

Not applicable.

Item No. 8 – Financial Statements and Supplementary Data

Reference is made to the Consolidated Financial Statements contained in Part IV hereof.

Item No. 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item No. 9A – Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of these disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e), as of December 31, 2020. Based on this evaluation, the Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) concluded that our disclosure controls and procedures were not effective as of December 31, 2020, the end of the period covered by this Annual Report on Form 10-K, due to the material weaknesses described below.

(b)Management's Report on Internal Control over Financial Reporting

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making our assessment of the effectiveness of internal control over financial reporting, management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

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

Management concluded that there is a reasonable possibility that a material misstatement could occur in the consolidated financial statements if the control deficiencies were not remediated. Accordingly, management concluded that the matters described above are material weaknesses in the Company’s internal control over financial reporting and that the Company did not maintain effective internal control over financial reporting as of December 31, 2020.

Plan for Remediation of Material Weakness

Management has enhanced its available resource base and adjusted its processes with respect to the areas listed above.  Additional procedures are in the process of being established and will be evaluated for effectiveness in the future.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by its registered public accounting firm pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, which permits the Company to provide only management’s report in this annual report.

(c) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following is a brief account of the business experience of each of our directors and executive officers during the past five years or more.

Name	Age	Position
Yubao Li	39	Chairman of the Board of Directors, President, Chief Executive Officer
Jana M. Schwan	44	Chief Operating Officer
Jennifer M. Connerty	40	Chief Financial Officer
John M. Klimek	62	Director
Frank J. Cesario	51	Director
Yaping Zhang	31	Director
Wan Zhang	33	Director

Yubao Li, age 39, Director. Mr Li has served as a Director of the Company since January 13, 2020 and was elected as Chairman of the Board on June 1, 2020. Mr. Li has been serving as the Chairman of Yunhong International since its inception in January 2019 and served as its Chief Executive Officer from January 2019 to September 2019. Mr. Li has been serving as the president of Hubei Academy of Science and Technology since July 2018, one of the key multi-disciplinary universities in the province of Hubei. Since June 2018, Mr. Li has been serving as the Director of Photoproteins Research Centre at China’s Academy of Management Science, a research institute situated in Beijing where he supports innovation by defining the research focus of the group. Mr. Li also serves as a director and/or officer of several other entities, including as the Executive Director and General Manager of Hubei Teruiga Energy Co., Ltd, a new energy technology company, since November 2017, the Executive Director of Hubei Yuntong Energy Co., Ltd., a solar power and agriculture company, since April 2016, the Executive Director and General Manager of Hubei Yun Hong photovoltaic Co., Ltd., a solar power and agriculture company, since May 2016, the President of Hubei Yunhong Deren Tourism Co., Ltd., a tourism project developer, since May 2016 and the President of Yunhong Group Holdings Co., Ltd., a company engaged in the business of solar power construction and solar photovoltaic power generation, since 2013. In addition, in 2013, Mr. Li founded China Hubei Yunhong Energy Group Co., Ltd., a Chinese nutrition company operating in China and abroad, and he currently serves as the Chairman of its board of directors. Mr. Li received his EMBA in Investment, Financing and Capital Strategy from Peking University.

Yaping Zhang, age 31, Director. Yaping Zhang has served as a Director of the Company since May 2020. Yaping Zhang has served as Board Secretary of Yunhong Group Holdings Co. Ltd. Since 2017, after previously serving for two years as Assistant Chairman of Hubei Yunhong Energy Group Holdings Co. Ltd. Yaping Zhang has a Master’s Degree in Literature from Wuhan University and serves as Honorary Vice President of the Sichuan Disabled persons' Federation since 2019.

Wan Zhang age 33, Ms. Wan Zhang is currently a senior manager at Taikang Bybo Dental Group, where she is responsible for the group’s strategic planning and operations supervision. Prior to that, Ms. Zhang served as a senior manager at PKU Healthcare Group in Beijing, China. From 2014 to 2018, Ms. Zhang was a manager of the strategic investment department and board secretary at Capital Healthcare Group, a healthcare investment holding conglomerate in Beijing, China (“Capital Healthcare”). She also worked as the board secretary and assistant to the director of operations at Capital Healthcare’s subsidiary, Aiyuhua Women’s and Children’s Hospital in Beijing, China. Ms. Zhang previously served as an assistant board secretary at Tsit Wing Group, a food and beverages services provider in Hong Kong. Ms. Zhang began her career with Albert YK Lau & Co (Certified Public Accountants), Hong Kong, as an auditor and board secretary. Ms. Zhang graduated from Wuhan University with a Bachelor of Science degree in Biology and Lingnan University with a Master’s degree in International Banking and Finance.

John M. Klimek, age 62, Director. Mr. Klimek has been a member of the Board of Directors since 2013.  Mr. Klimek has been a practicing attorney in Illinois since 1984 specializing in corporate and securities law. From August 2004 to July 2018, Mr. Klimek was employed by HFR Asset Management, LLC, Chicago, Illinois, a hedge fund management company, most recently as President. Mr. Klimek brings strong financial, business and market acumen as well as compliance expertise and negotiating skills to the CTI Board. He holds a Juris Doctor and a BS Degree in Accountancy, both from the University of Illinois, Champaign-Urbana. He is also a director of  Reliv International, Inc. (NASDAQ – RELV).

Frank Cesario, age 51, Director. Mr. Cesario joined the Company in November 2017 as Chief Financial Officer. In December 2019 he was name President and Chief Executive Officer. He resigned as Chief Financial officer in June 2020 and President and Chief Executive Officer in September 2020. He brings nearly 20 years of CFO and controller experience at manufacturing entities. Prior to joining CTI, Mr. Cesario served in similar roles with Nanophase Technologies Corporation and ISCO International, Inc., publicly traded global suppliers of advanced materials and telecommunications equipment, respectively, as well as Turf Ventures LLC, a privately held chemicals distributor. He began his career with KPMG Peat Marwick and then served in progressively responsible finance positions within Material Sciences Corporation and Outokumpu Copper, Inc. Mr. Cesario holds an MBA (Finance) from DePaul University and a B.S. (Accountancy) from the University of Illinois, and is a registered CPA in the State of Illinois.

Executive Officers Other Than Nominees

Jana Schwan.  Ms. Schwan has been employed by the Company in various operational, purchasing, and product development capacities since September 2002. Ms. Schwan was named Vice President of Operations in 2017 and Chief Operating Officer in 2020.

Jana Schwan is the daughter of John Schwan.

Jennifer Connerty.  Ms. Connerty joined the Company in November 2016 as an Assistant Controller and was promoted to Controller in April 2018. Connerty received her MBA in Accounting from the Keller Graduate School of Management at DeVry University. Ms. Connerty was named Chief Financial Officer in 2020.

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

During 2020, the Board of Directors had five members. The Board has determined that each of John M. Klimek, Yaping Zhang and Wan Zhang presently directors of the Company, are independent based upon the application of the rules and standards of the NASDAQ Stock Market.

The Board of Directors met fifteen times during 2020. Each of the Directors was present for at least 75% of such meetings.

Board Leadership Structure

Yubao Li is Chairman of the Board of Directors, Chief Executive Officer and President. Jana M. Schwan, Chief Operating Officer and Jennifer M. Connerty, Chief Financial Officer are responsible for senior management functions. Both Ms. Schwan and Ms. Connerty report into the Board of Directors. The Board of Directors believes that this combination and allocation of roles between the two principal executive officers of the Company provides the most efficient and effective leadership model for the Company, providing perspective and direction with regard to business strategies and plans to both the Board and management. The Company has no bylaw or policy in place that mandates that an officer serve as Chairman of the Board. The Board of Directors periodically evaluates its leadership structure.

John Klimek has been designated as the lead independent director. Mr. Klimek is responsible for (i) communicating regularly with the Chief Executive Officer and other officers of the Company on behalf of the Board of Directors, and particularly the independent members of the Board of Directors, and (ii) calling separate meetings of the independent directors of the Company. At such meetings, only independent directors are present and the independent directors are free to discuss any aspect of the Company’s business and risk management without the influence of interested directors or management.

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

Committees of the Board of Directors

The Board of Directors has standing Audit, Compensation and Nominating and Governance Committees.

Audit Committee

Since 2000, the Company has had a standing Audit Committee, which is presently composed of Ms. Wan Zhang(Chairman), Mr. Cesario and Mr. Klimek. Each of the members of the Audit Committee is independent based on the application of the rules and standards of the NASDAQ Stock Market and Rule 10a-3(b) under the Securities Exchange Act of 1934. Mr. Cesario has been designated as, and is, the Company’s “Audit Committee Financial Expert” in accordance with Item 407(d)(5) of Regulation S-K and meets the requirements for an audit committee expert as set forth in that item. The Audit Committee has primary responsibility meetings with management and independent auditors to discuss the Company’s financial statements. The Company’s Board of Directors has adopted a written charter, as amended, for the Company’s Audit Committee, a copy of which has been posted and can be viewed on the Company’s Internet website at http://www.ctiindustries.com under the section entitled “Investor Relations.” In addition, the Audit Committee has adopted a complaint monitoring procedure to enable confidential and anonymous reporting to the Audit Committee of concerns regarding, among other things, questionable accounting or auditing matters. The Audit Committee has primary responsibility for:

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

The Audit Committee met four times during 2020.

Compensation Committee

The Compensation Committee is composed of Ms. Yaping Zhang (Chairman), Ms. Wan Zhang and John M. Klimek. The Board has determined that each of the members of the Compensation Committee is independent as defined in the listing standards for the NASDAQ Stock Market. The Compensation Committee reviews and acts on the Company’s executive compensation and employee benefit and retirement plans, including their establishment, modification and administration. It also recommends to the Board of Directors the compensation of the Chief Executive Officer and certain other executive officers. The Compensation Committee has a charter which has been posted and can be viewed on the Company’s Internet website at http://www.ctiindustries.com under the section entitled “Investor Relations.” The Compensation Committee did not meet in 2020.

Nominating and Governance Committee

In 2005, the Company established a Nominating and Governance Committee. The Nominating and Governance Committee consists of Ms. Yaping Zhang (Chairman), Ms. Wan Zhang and John M. Klimek. The Nominating and Governance Committee does not have a charter. The Board of Directors has determined that each of the members of the Nominating and Governance Committee is independent as defined in the listing standards for the NASDAQ Stock Market.

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

The Nominating Committee did not meet in 2020. All of the independent directors of the Board of Directors participated in the nominating process and, in separate session, voted in favor of recommending to the Board of Directors the nomination of each of the nominees for election as directors.

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

Based solely on a review of such forms furnished to the Company, the Company believes that during calendar year 2020, all Section 16(a) filing requirements applicable to the officers, directors and ten-percent beneficial shareholders were satisfied.

Code of Ethics

The Company has adopted a code of ethics that applies to its senior executive and financial officers. The Company’s Code of Ethics seeks to promote (i) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, (ii) full, fair, accurate, timely and understandable disclosure of information to the Commission, (iii) compliance with applicable governmental laws, rules and regulations, (iv) prompt internal reporting of violations of the Code to predesignated persons, and (v) accountability for adherence to the Code. A copy of the Code of Ethics has been posted and may be viewed on the Company’s Internet website at http://www.ctiindustries.com under the heading “Investor Relations.” The Company will provide to any person without charge upon request a copy of the Code of Ethics. You may make such request by sending a written request to the Corporate Secretary at 22160 N. Pepper Road, Lake Barrington, Illinois 60010 and providing a return address

Item No. 11 – Executive Compensation

The following table sets forth summary compensation information with respect to the Principal Executive Officer and each of the two other most highly compensated executive officers. These individuals, including the Principal Executive Officer, are collectively referred to in this annual report as the Named Executive Officers.

				Non-Equity
			Option	Incentive Plan	All other
Name/Title	Year	Salary	Awards	Compensation	compensation	Total
			(1)	(2)	(3)

Yubao Li	2020	$-	$-	$-	$-	$-
Chief Executive Officer, President (4)

Jennifer M. Connerty	2020	$145,039	$-	$-	$-	$145,039
Chief Financial Officer (6)	2019	$111,615	$-	$-	$-	$111,615

Jana M. Schwan	2020	$154,671	$-	$-	$8,707	$163,378
Chief Operating Officer (5)	2019	$120,769	$-	$-	$6,134	$126,903

SUMMARY COMPENSATION TABLE

(1)	Reflects the compensation expense recognized in 2019 and 2020 for stock option awards under ASC Topic 718 as reported in the Company's audited financial statements.
(2)	Amounts determined under the Company's incentive compensation program.
(3)	Amounts for include matching 401(k) contributions and insurance premiums
(4)	Mr. Li joined the Company in 2020 as Chairman of the Board, Chief Executive Officer and President
(5)	Ms. Schwan became Chief Operating Officer in 2020.
(6)	Ms. Connerty became Chief Financial Officer in 2020.

Narrative Disclosure for Summary Compensation Table

Employment Agreements with Our Named Executive Officers

No employment agreements exist.

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

No stock options or grants were awarded or issued during 2020.

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

Outstanding Equity Awards

There are no outstanding equity awards as of December 31, 2020

Payments Upon Termination or Change of Control

None

Director Compensation

The following table sets forth the compensation of directors of the Company during the year ended December 31, 2020:

DIRECTOR COMPENSATION

	Director's	Option	All other
Name	Fees	Awards (1)	compensation		Total
Wan Zhang	$-	$-	$-	(2)	$-

Yaping Zhang	$-	$-	$-		$-

Yubao Li	$-	$-	$-		$-

John M. Klimek	$-	$-	$-		$-

Art Gisonni	$-	$-	$-		$-

Bret Tayne	$-	$-	$-		$-

(1)	Reflects the compensation expense recognized in 2020 for stock option awards under ASC Topic 718 as reported in the Company's audited financial statements.

(2)	Reflects consulting fees paid for services in connection with investor relations activities.

Narrative Description of Director Compensation

Non-management members of the Board of Directors receive a monthly fee of $1,250 plus $500 for each meeting of the Board of Directors or any Committee of the Board attended.  Amount was reduced and deferred during 2018 and suspended during 2019.

Agreements Between Third Parties and Directors

There are no agreements or arrangements by which any directors or nominees are to receive compensation or other payments from third parties in return for serving on the Board of Directors.

Item No. 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The Board of Directors knows of no other matters to be presented for shareholder action at the Annual Meeting. On matters which may be raised at the Annual Meeting that are not covered by this annual report the persons named in the proxy will have full discretionary authority to vote.

BENEFICIAL OWNERSHIP OF SHARES BY MANAGEMENT

AND SIGNIFICANT SHAREHOLDERS

The following table provides information concerning the beneficial ownership of the Company’s Common Stock by each director and nominee for director, certain executive officers, and by all directors and officers of the Company as a group as of December 31, 2020. In addition, the table provides information concerning the current beneficial owners, if any, known to the Company to hold more than 5 percent of the outstanding Common Stock of the Company.

The amounts and percentage of stock beneficially owned are reported based on regulations of the Securities and Exchange Commission (“SEC”) governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days after December 31, 2020. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed a beneficial owner of securities in which he has no economic interest. The percentage of Common Stock beneficially owned is based on 5,886,750 shares of Common Stock outstanding as of April 12, 2021.

	Shares of	Shares of		Percent of
Name and Address	Common Stock	Preferred Stock		Common
of Beneficial Owner	Beneficially Owned	Beneficially Owned		Stock
Yubao Li	5,400,000 (1)	500,000	(2)(3)	49.6%
Wan Zhang	-	-		*
Yaping Zhang	-	-		*
Frank J. Cesario	2,000	-		*
Jana Schwan	5,725	-		*
John M. Klimek	1,457	-		*
Jennifer Connerty	-	-		*
All Current Directors and Executive Officers as a group (7 persons)	409,182	500,000		49.7%
5% Holders
John Schwan	1,009,164	-		17.1%
Stephen M. Merrick	826,800	-		14.0%

*Less than one percent

1.	Represents 400,000 shares of common stock and 5,000,000 shares of common stock issuable upon conversion of 500,000 shares of Series A Preferred by LF International Pte. Ltd., a Singapore private limited company, which is beneficially owned by Mr. Yubao Li.

2.	Represents approximately 85% of the outstanding shares of the Company’s Series A Preferred.

3.	These shares are held by LF Investments Pte. Ltd., a Singapore private limited company controlled by Mr. Li.

4.

Pursuant to the Series A Certificate of Designation (as defined below), no holder of Series A Preferred may convert any portion of the Series A Preferred which would result in the holder beneficially owning more than 4.99% of the outstanding common stock of the Company. This limitation may be waived upon sixty-one (61) days’ prior notice from the holder to the Company.

Item No. 13 – Certain Relationships and Related Transactions

As of December 2017, Mr. John H. Schwan was owed a total of $1.1 million, with additional accrued interest of $0.4 million, by the Company. As part of the December 2017 financing with PNC, Mr. Schwan executed a subordination agreement related to these amounts due him, as evidenced by a related note representing the amount owed to Mr. Schwan. During January 2019, Mr. Schwan and the Company agreed to an exchange of $0.6 million of his debt for approximately 181,000 shares of CTI common stock at the then market rate of $3.32 per share. As of December 31, 2019, the balance of Mr. Schwan’s note was approximately $1.1 million, including accrued interest. Mr. Schwan is the father of Jana Schwan.

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

Item No. 14 – Principal Accountant Fees and Services

The following table sets forth the amount of fees billed by RBSM LLP, our independent registered public accounting firm and Plante Moran PLLC, our former independent registered public accounting firm, for professional services during the years ended December 31, 2020 and 2019:

	Dec. 31, 2020	Dec. 31, 2019
Audit Fees (1)	$242,094	$265,000
Other Audit Related Fees (2)	3,500	-
All Other Fees (3)	25,000	10,000
Total Fees	$270,594	$275,000

(1)	Includes the annual financial statement audit and limited quarterly reviews and expenses.

(2)	Includes fees and expenses for other audit related activity provided by Plante & Moran PLLC and RBSM LLP.

(3)	Primarily represents tax services, which include preparation of tax returns and other tax consulting services.

All audits, tax and other services to be performed by RBSM LLP for the Company must be pre-approved by the Audit Committee. The Audit Committee reviews the description of services and an estimate of the anticipated costs to perform those services. Services not previously approved cannot commence until such approval has been granted. Pre-approval is granted usually at regularly scheduled meetings. If unanticipated items arise between meetings of the Audit Committee, the Audit Committee has delegated approval authority to the Chairman of the Audit Committee, in which case the Chairman communicates such pre-approvals to the full Committee at its next meeting.

The Audit Committee of the Board of Directors reviews all relationships with its independent auditors, including the provision of non-audit services, which may relate to the independent registered public accounting firm’s independence.

PART IV

Item No. 15 – Exhibits and Financial Statement Schedules

(a)(1) The following documents are filed under pages F-2 through F-5 and are included as part of this Form 10-K:

(a)(2) All financial statement schedules are omitted because the information is inapplicable or presented in the notes to the financial statements, except for Schedule II – Valuation and qualifying accounts.

(a)(3) Exhibits required by Item 601 of Regulation S-K are incorporated herein by reference and are listed on the attached Exhibit Index.

Exhibit Number	Document

3.1	Restated Articles of Incorporation (Incorporated by reference to Exhibit A to Registrant’s Schedule 14A Definitive Proxy Statement filed April 29, 2015).
3.2	Amended and Restated By-Laws of Yunhong CTI, LTD Corporation (Incorporated by reference to Exhibit 3.2, contained in Registrant’s Form 8-K filed on March 17, 2017).
3.3	Certificate of Designation of Series A Convertible Preferred Stock (Incorporated by reference to Exhibit 3.1, contained in Registrant's Form 8-K filed on January 3, 2020).
3.4	Amended and Restated Certificate of Designation of Series A Convertible Preferred Stock (Incorporated by reference to Exhibit 3.1, contained in the Registrant's form 8-K filed on February 19, 2020).
3.5	Articles of Amendment to the Registrant’s Articles of Incorporation (Incorporated by reference to Exhibit 3.1, contained in the Registrant’s form 8-K filed on March 16, 2020).
3.6

Certificate of Designations, Preferences and Rights of Series B Redeemable Convertible Preferred Stock, No Par Value (Incorporated by reference to Exhibit 3.1 contained in Registrant’s Form 8-K filed on November 25, 2020).

3.7	Certificate of Designations of Series C Convertible Preferred Stock (Incorporated by reference to Exhibit 3.1 contained in Registrant’s Form 8-K filed on January 15, 2021).
4.1	Form of Yunhong CTI, LTD common stock certificate (Incorporated by reference to Exhibit 4.1 contained in Registrant’s Report on Form 10-K dated March 31, 2017).
10.1	Yunhong CTI, LTD 2009 Stock Incentive Plan (Incorporated by reference to Schedule A contained in Registrant’s Schedule 14A Definitive Proxy Statement, as filed with the Commission on April 30, 2009).
10.2	Yunhong CTI, LTD 2018 Stock Incentive Plan (Incorporated by Reference to Schedule A contained in Registrant’s 14A Definitive Proxy Statement, as filed with the Commission on April 30, 2018)
10.3	Lease Agreement between Schultz Bros. Co. and the Company dated September 19, 2012 (Incorporated by reference to Exhibit 10.8 contained in Registrant’s Report on Form 10-Q dated November 14, 2012).
10.4	Stock Purchase Warrant to Purchase Common Stock of Yunhong CTI, LTD (Incorporated by reference to Exhibit 10.5 contained in Registrant’s Report on Form 10-Q dated August 22, 2016).
10.5	Registration Rights Agreement between [Purchaser] and the Company (Incorporated by reference to Exhibit 10.6 contained in Registrant’s Report on Form 10-Q dated August 22, 2016).
10.6	Employment Agreement between Jeffrey S. Hyland and the Company dated December 1, 2017 (Incorporated by reference to Exhibit 10.38 contained in Registrant’s Report on Form 10-K filed on April 2, 2018).
10.7	Revolving Credit, Term Loan, and Security Agreement dated December 14, 2017 (Incorporated by reference to Exhibit 10.1, contained in Registrant’s Form 8-K filed on December 19, 2017).
10.8	Revolving Credit Note dated December 14, 2017 (Incorporated by reference to Exhibit 10.2, contained in Registrant’s Form 8-K filed on December 19, 2017).
10.9	Term Note dated December 14, 2017 (Incorporated by reference to Exhibit 10.3, contained in Registrant’s Form 8-K filed on December 19, 2017).
10.10	Promissory Note dated December 14, 2017 (Incorporated by reference to Exhibit 10.4, contained in Registrant’s Form 8-K filed on December 19, 2017).
10.11	Real Property Mortgage dated December 14, 2017 (Incorporated by reference to Exhibit 10.5, contained in Registrant’s Form 8-K filed on December 19, 2017).
10.12	Subordination Agreement dated December 14, 2017 (Incorporated by reference to Exhibit 10.6, contained in Registrant’s Form 8-K filed on December 19, 2017).
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

10.4	Stock Purchase Warrant to Purchase Common Stock of Yunhong CTI, LTD (Incorporated by reference to Exhibit 10.5 contained in Registrant’s Report on Form 10-Q dated August 22, 2016).
10.5	Registration Rights Agreement between [Purchaser] and the Company (Incorporated by reference to Exhibit 10.6 contained in Registrant’s Report on Form 10-Q dated August 22, 2016).

10.15	Subscription Agreement among Registrant and John H. Schwan dated December 21, 2018 (Incorporated by reference to Exhibit 10.1, contained in Registrant’s form 8-K filed on January 17, 2019).
10.16	Settlement Agreement and Release dated January 21, 2019 (Incorporated by reference to Exhibit 10.18, contained in Registrant’s form 10-K filed on April 16, 2019).
10.17	Amendment No.1 to Agreement among CTI, GLG, Page and H One dated January 21, 2019 (Incorporated by reference to Exhibit 10.19, contained in Registrant’s form 10-K filed on April 16, 2019).
10.18

Amendment No. 3 and Forbearance Agreement to Revolving Credit, Term Loan and Security Agreement dated March 4, 2019 (Incorporated by reference to Exhibit 10.1, contained in Registrant’s form 8-K filed on March 8, 2019).

10.19	Amendment No. 4 and Forbearance Agreement dated October 18, 2019 (Incorporated by reference to Exhibit 10.1, contained in Registrant’s form 8-K filed on October 24, 2019).
10.20	Stock Purchase Agreement, dated as of January 3, 2020 (Incorporated by reference to Exhibit 10.1, contain in Registrants form 8-K filed on January 3, 2020).
10.21	Limited Waiver, Consent, Amendment No. 5 and Forbearance Agreement (Incorporated by reference to Exhibit 10.1, contained in the Registrant's form 8-K filed on January 16, 2020).
10.22	Amendment No. 1 to Securities Purchase Agreement, dated as of February 24, 2020 (Incorporated by reference to Exhibit 10.1, contained in the Registrant’s form 8-K filed on February 26, 2020).
10.24	Amendment No.2 to Securities Purchase Agreement dated as of April 13, 2020 (Incorporated by reference to Exhibit 10.1, contained in Registrant’s form 8-K filed on April 17, 2020
10.25	Stock Purchase Agreement (Incorporated by reference to Exhibit 10.1 contained in Registrant’s Form 8-K filed on November 25, 2020).

10.26	Stock Purchase Agreement (Incorporated by reference to Exhibit 10.1 contained in Registrant’s Form 8-K filed on November 25, 2020).
14.1	Code of Ethics (Incorporated by reference to Exhibit 14 contained in the Registrant’s Form 10-K/A Amendment No. 2, as filed with the Commission on October 13, 2004).
16.1	Letter from Plante & Moran, PLLC dated April 19, 2019 (Incorporated by reference to Exhibit 16.1, contained in Registrant’s form 8-K filed on April 22, 2019).
21.1	Subsidiaries (description incorporated in Form 10-K under Item No. 1).
23.1	Consent of Independent Registered Public Accounting Firm, RBSM LLP.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
99.1	Audited financial statements of the Company’s subsidiary, Flexo Universal, S. de R.L. de C.V. for the year ended December 31, 2020.
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

Item No. 16 – Summary

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized on April 15, 2021.

Yunhong CTI, LTD

By:	/s/ Yubao Li
Yubao Li, President, Chief Executive Officer, Chairman of the Board of Directors

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Yubao Li Yubao Li	President, Chief Executive Officer	April 15, 2021

/s/ Jennifer Connerty	Chief Financial Officer	April 15, 2021
Jennifer Connerty

/s/ Yubao Li Yubao Li	Chairman of the Board of Directors	April 15, 2021

/s/ Frank Cesario Frank Cesario	Director	April 15, 2021

/s/ John Klimek John Klimek	Director	April 15, 2021

/s/ Wan Zhang Wan Zhang	Director	April 15, 2021

/s/ Yaping Zhang Yaping Zhang	Director	April 15, 2021

Yunhong CTI, LTD and Subsidiaries

Consolidated Financial Statements

Years ended December 31, 2020 and 2019

Financial Statement Schedule:

All other schedules for which a provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Yunhong CTI Ltd. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Yunhong CTI Ltd. and Subsidiaries and its subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of comprehensive income (loss), stockholders’ equity and cash flows for each of the years in the two year period ended December 31, 2020, and the related notes (collectively referred to as the financial statement). We did not audit the December 31, 2020 and 2019 financial statements of Flexo Universal S. de R.L. de C.V., a 99.82 percent owned subsidiary, whose statements reflect total assets of approximately 41 percent in 2020 and 35 percent in 2019 and revenue constituting approximately 25 percent in 2020 and 26 percent in 2019, respectively, of the related consolidated totals as of and for the years ended December 31, 2020 and 2019, respectively. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Flexo Universal S. de R.L. de C.V., is based solely on the report of the other auditors. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flow for each of the years in the two year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

The Company's Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and will require additional capital to continue as a going concern.  In addition as discussed in Note 9, the Company is in violation of certain covenants agreed to with PNC Bank which if not resolved could result in PNC Bank initiating liquidation proceedings.  This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 3. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Inventories Valuation

Critical Audit Matter Description

The Company's inventories, net of reserves totaled approximately $10,970,000 as of December 31, 2020. As described in Note 2 and Note 8 to the consolidated financial statements, inventories are valued at the lower of cost and net realizable value. Cost is determined using standard costs which approximates costing determined on a first-in, first-out basis, to reflect the actual cost of production of inventories.

On a periodic basis, the Company reviews its inventory levels for estimated obsolescence or unmarketable items, in reference to future demand requirements and shelf life of the products. As of December 31, 2020, the Company had established a reserve for obsolescence, marketability or excess quantities with respect to inventory in the aggregate amount of $318,000. In addition, on a periodic basis, the Company disposes of inventory deemed to be obsolete or unsaleable and, at such time, charges reserve for the value of such inventory.

Auditing management's estimates of the net realizable value of its inventory and reserves for excess and obsolete inventory, involved especially subjective auditor judgment as such estimates are based on various factors that are affected by market and economic conditions. In particular, the net realizable value, obsolete and excess inventory reserve calculations are sensitive to certain significant assumptions, including expected sales demand, manufacturing schedules, pricing strategies, and the effect of the possible discontinuation of product designs.

How the Critical Audit Matter Was Addressed in the Audit

The primary procedures we performed to address this critical audit matter included the following:

We obtained an understanding, over the Company's inventory reserve process, including management's review controls over the determination of the significant assumptions and the data underlying the calculations of the net realizable value of inventory and the excess and obsolete inventory reserves.

Our procedures included, among others, evaluating the significant assumptions identified above, and testing the accuracy and completeness of the underlying data used in management's inventory reserve calculation. We recalculated the reserve using management’s methodology and evaluated the methodology and the significant assumptions for reasonableness.

We also evaluated activity on specific raw materials and finished goods to evaluate whether changes to these assumptions may result in material changes in the calculated inventory reserves.

Financing Agreements with PNC in Notes Payable

Critical Audit Matter Description

As discussed in Note 9, during December 2017, the Company entered into new financing agreements with PNC. As of December 31, 2020, the PNC Agreements include term loans and a revolver, with a termination date of December 2022. The Term Loans are payable in monthly installments and the balance is due December 2022. The Term Loan is collateralized by the Company’s inventories and related equipment. The Revolver provides for interest at varying rates in excess of the prime rate, depending on the level of senior debt to EBITDA over time.  Due to the Company’s failure to meet its covenants the Company entered into a forbearance agreement with PNC.

As discussed in Note 3 – Liquidity and Going Concern, the Company again violated certain covenants remains noncompliant with the terms of its facility, including various amendments, and have thus reclassified the Term Loan in current liabilities on its consolidated balance sheet.

The PNC liability is identified as a critical audit matter as it relates to accounts and disclosures that are significant to the consolidated financial statements and auditing management's plans and disclosure involved especially challenging and subjective judgments.

How the Critical Audit Matter Was Addressed in the Audit

We evaluated management’s disclosures of PNC activity and with regards to liquidity and going concern in the financial statement footnotes; we independently confirmed all the outstanding balances owed by the Company to PNC at December 31, 2020; and we have reviewed and evaluated minutes of meetings of the Board of Directors of the Company and have made inquiries to management and directors of the Company in order to assess the likelihood of PNC proceeding with liquidation proceedings.

Receivable from Related Party

Critical Audit Matter Description

As describe in Note 13, on July 1, 2019, the Company deconsolidated Clever, and as result the Company has a note receivable of approximately $1.387 million, net of previously recorded reserve.  As of December 31, 2020, the Company decided to record an additional reserve in excess of $.900 million on top of the previously recorded reserve of which is reflected in Other Expenses.

The amount of the reserve against the related party receivable as of December 31, 2020 required especially subjective judgements.

How the Critical Audit Matter Was Addressed in the Audit

We evaluated management’s disclosures related to the related party receivable asset; we independently verified that the outstanding balances are in agreement with the related party; and had discussions with the President of Clever in order to assess its wherewithal to pay the amount for the purposes of determining collectability.

/s/ RBSM LLP

We have served as the Company’s auditor since 2019.

New York, NY

April 15, 2021

Yunhong CTI, Ltd and Subsidiaries
Consolidated Balance Sheets

	December 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$429,457	$845,098
Accounts receivable	5,013,195	6,793,532
Inventories, net	10,969,711	13,536,707
Prepaid expenses	589,149	353,183
Other current assets	1,352,419	1,312,205
Income Tax Receivable	403,074	-
Receivable from related party, net of allowance for reserve	100,000	1,387,131
Current assets of discontinued operations	294,219	3,396,860

Total current assets	19,151,224	27,624,716

Property, plant and equipment:
Machinery and equipment	19,833,903	23,822,808
Building	3,321,016	3,374,334
Office furniture and equipment	2,231,458	2,289,444
Intellectual property	783,179	783,179
Land	250,000	250,000
Leasehold improvements	407,476	415,737
Fixtures and equipment at customer locations	518,450	518,450
Projects under construction	71,206	74,929
	27,416,688	31,528,881
Less : accumulated depreciation and amortization	(25,466,213)	(28,997,809)

Total property, plant and equipment, net	1,950,475	2,531,072

Other assets:
Operating lease right-of-use	361,720	1,046,438
Other assets	87,552	118,857

Total other assets	449,272	1,165,295

TOTAL ASSETS	$21,550,971	$31,321,083

LIABILITIES, MEZZANINE EQUITY AND SHAREHOLDERS' EQUITY
Current liabilities:

Trade payables	$5,504,442	$7,021,580
Line of credit	5,363,340	14,518,107
Notes payable - current portion	3,913,666	3,451,880
Advance from Investor	1,500,000	-
Notes payable affiliates - current portion	8,045	12,684
Notes payable - officers, subordinated	1,123,769	-
Operating lease liabilities	317,591	658,374
Accrued liabilities	871,761	1,205,027
Current liabilities of discontinued operations	184,577	656,753

Total current liabilities	18,787,191	27,524,405

Long-term liabilities:
Notes payable - affiliates	-	14,340
Notes payable, net of current portion	-	1,024,441
Operating lease liabilities	44,129	388,064
Notes payable - officers, subordinated	-	1,058,486
Deferred gain (non current)	-	184,840

Total long-term liabilities	44,129	2,670,171

TOTAL LIABILITIES	18,831,320	30,194,576

Mezzanine equity:
Series B Preferred stock -- no par value, 170,000 share authorized 170,000 shares issued and outstanding at December 31, 2020 and nil at December 31, 2019 (liquidation preference - $5.0 million as of December 31, 2020)	1,532,164	-

Equity:
Yunhong CTI, Ltd stockholders' equity:
Series A Preferred Stock -- no par value, 3,000,000 shares authorized, 500,000 shares issued and outstanding at December 31, 2020 and nil at December 31, 2019 respectively (liquidation preference - $5.0 million as of December 31, 2020)	2,754,583	-
Common stock - no par value, 50,000,000 and 15,000,000 shares authorized, 5,827,304 and 3,879,608 shares issued and 5,783,646 and 3,835,930 shares outstanding at December 31, 2020 and December 31, 2019 respectively	14,537,828	13,898,494
Paid-in-capital	5,041,511	3,587,287
Accumulated deficit	(14,382,327)	(9,992,841)
Accumulated other comprehensive loss	(5,885,112)	(5,348,812)
Less: Treasury stock, 43,658 shares	(160,784)	(160,784)

Total Yunhong CTI, Ltd Stockholders' Equity	1,905,699	1,983,344

Noncontrolling interest	(718,212)	(856,837)

Total Shareholders' Equity	1,187,487	1,126,507

TOTAL LIABILITIES, MEZZANINE EQUITY AND SHAREHOLDERS' EQUITY	$21,550,971	$31,321,083

See accompanying notes to consolidated financial statements

Yunhong CTI, Ltd and Subsidiaries
Consolidated Statements of Comprehensive Loss

	For the Twelve Months Ended December 31,
	2020	2019

Net Sales	$26,472,568	$32,271,647

Cost of Sales	22,920,875	27,895,798

Gross profit	3,551,693	4,375,849

Operating expenses:
General and administrative	4,512,388	5,357,861
Selling	145,389	425,233
Advertising and marketing	349,714	546,091
Impairment of long-lived assets	-	1,476,380
Gain on loss of control of VIEs	-	(218,527)
Gain on sale of assets	(45,700)	(93,862)

Total operating expenses	4,961,791	7,493,176

Loss from operations	(1,410,098)	(3,117,327)

Other (expense) income:
Interest expense	(1,269,347)	(2,028,014)
Gain on forgiveness of Payroll Protection Program funding	1,047,700	-
Other expense	(1,180,301)	(679,932)
Foreign currency loss	(98,707)	(11,996)

Total other expense, net	(1,500,655)	(2,719,942)

Loss from continuing operations before taxes	(2,910,753)	(5,837,269)

Income tax benefit (expense)	403,074	(135,094)

Loss from continuing operations	(2,507,679)	(5,972,363)

Loss from discontinued operations , net of tax	(1,743,182)	(2,102,084)

Net Loss	$(4,250,861)	$(8,074,447)

Less: Net (loss) income attributable to noncontrolling interest	138,625	(947,093)

Net loss attributable to Yunhong CTI, Ltd	$(4,389,486)	$(7,127,354)

Other Comprehensive Income (Loss)
Foreign currency adjustment	(536,300)	310,160
Comprehensive loss	$(4,787,161)	$(7,764,287)

Deemed dividends on preferred stock and amortization of beneficial conversion feature	$(4,380,292)	$-

Net Loss Attributable to Yunhong CTI Ltd Common Shareholders	$(8,769,778)	$(7,127,354)

Basic income (loss) per common share
Continuing operations	$(1.46)	$(1.31)
Discontinued operations	(0.40)	(0.55)
Basic income (loss) per common share	$(1.86)	$(1.86)

Diluted income (loss) per common share
Continuing operations	$(1.46)	$(1.31)
Discontinued operations	(0.40)	(0.55)
Diluted income (loss) per common share	$(1.86)	$(1.86)

Weighted average number of shares and equivalent shares of common stock outstanding:
Basic	4,705,741	3,835,950

Diluted	4,705,741	3,835,950

See accompanying notes to consolidated financial statements

Yunhong CTI, Ltd and Subsidiaries
Consolidated Statements of Stockholders' Equity

			Yunhong CTI, Ltd
							Accumulated
						Accumulated	Other	Less
	Preferred Stock		Common Stock		Paid-in	(Deficit)	Comprehensive	Treasury Stock		Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Interest	TOTAL
Balance December 31, 2018	-	$-	3,578,885	$13,898,494	$2,506,437	$(2,865,486)	$(6,050,347)	(43,658)	$(160,784)	$(1,072,585)	$6,255,729

Note conversion - Schwan	-	-	180,723	-	600,000	-	-	-	-	-	600,000
Deconsolidation of VIE - VLU	-	-	-	-	-	-	-	-	-	75,806	75,806
Deconsolidation of VIE - CLC	-	-	-	-	-	-	-	-	-	1,087,035	1,087,035
Deconsolidation of VIE - UK	-	-	-	-	-	-	391,375	-	-	-	391,375
Stock Issued	-	-	120,000	-	303,000	-	-	-	-	-	303,000
Stock Option Expense	-	-	-	-	177,850	-	-	-	-	-	177,850
Net Loss	-	-	-	-	-	(7,127,355)	-	-	-	(947,093)	(8,074,448)
Foreign currency translation	-	-	-	-	-	-	310,160	-	-	-	310,160
Balance December 31, 2019	-	$-	3,879,608	$13,898,494	$3,587,287	$(9,992,841)	$(5,348,812)	(43,658)	$(160,784)	$(856,837)	$1,126,507

Convertible Preferred Stock Issuance - cash	542,660	5,093,267	400,000	333,334	-	-	-	-	-	-	5,426,601
Convertible Preferred Stock Issuance - conversion of accounts payable	48,200	478,017	-	-	-	-	-	-	-	-	478,017
Preferred Stock converted	(90,860)	(946,938)	941,388	-	946,938	-	-	-	-	-	-
Common stock issued for placement agent fees	-	(306,000)	200,000	306,000	-	-	-	-	-	-	-
Warrants issued to placement agent and other issuance costs	-	(919,105)	-	-	919,105	-	-	-	-	-	-
Common stock issued for warrants exercised - cashless	-	-	391,308	-	-	-	-	-	-	-	-
Common stock issued - Stock based compensation	-	-	15,000	-	-	-	-	-	-	-	-
Placement agent fees and issuance costs	-	(1,024,313)	-	-	-	-	-	-	-	-	(1,024,313)
Beneficial Conversion feature (BCF) on Series A Preferred Stock	-	(2,468,473)	-	-	2,468,473	-	-	-	-	-	-
Deemed Dividend on BCF of Series A Preferred Stock	-	2,468,473	-	-	(2,468,473)	-	-	-	-	-	-
BCF on Series B Preferred Stock	-	-	-	-	1,500,000	-	-	-	-	-	1,500,000
Deemed Dividend on BCF of Series B Preferred Stock	-	-	-	-	(1,500,000)	-	-	-	-	-	(1,500,000)
Accrued Deemed Dividend - Series A Preferred Stock	-	379,655	-	-	(379,655)	-	-	-	-	-	-
Accrued Deemed Dividend - Series B Preferred Stock	-	-	-	-	(13,600)	-	-	-	-	-	(13,600)
Accretion of Series B Preferred Stock	-	-	-	-	(18,564)	-	-	-	-	-	(18,564)
Net Loss	-	-	-	-	-	(4,389,486)	-	-	-	138,625	(4,250,861)
Foreign Currency Translation	-	-	-	-	-	-	(536,300)	-	-	-	(536,300)
Balance December 31, 2020	500,000	$2,754,583	5,827,304	$14,537,828	$5,041,511	$(14,382,327)	$(5,885,112)	(43,658)	$(160,784)	$(718,212)	$1,187,487

See accompanying notes to consolidated financial statements

Yunhong CTI, Ltd and Subsidiaries
Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2020	2019

Cash flows from operating activities:
Net loss	$(4,250,861)	$(8,074,448)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	472,337	1,149,896
Amortization of deferred gain on sale/leaseback	45,700	78,477
Amortization of ROU Asset	649,615	1,129,878
Gain on forgiveness of PPP Funding	(1,047,700)	-
Provision for losses on accounts receivable	(11,110)	304,180
Provision for losses on inventories	-	1,247,581
Impairment on assets held for sale	-	604,483
Gain on deconsolidation of Clever	-	(218,534)
Impairment of Note Receivable	1,276,813	-
Impairment of prepaid, current & non current assets	-	168,931
Impairment of long-lived assets	-	1,686,929
Stock based compensation	-	177,850
Income Tax Receivable	(403,074)	-
Deferred income taxes	-	135,094
Loss on disposition of asset	-	17,480
Change in assets and liabilities:
Accounts receivable	4,157,800	475,061
Inventories	2,730,049	4,507,221
Prepaid expenses and other assets	(268,207)	28,232
Trade payables	(1,302,201)	1,177,003
Change in ROU Liability	(649,615)	(1,129,878)
Accrued liabilities	352,883	201,417

Net cash provided by operating activities	1,752,429	3,666,853

Cash flows from investing activities:
Purchases of property, plant and equipment	(202,203)	(80,472)

Net cash used in investing activities	(202,203)	(80,472)

Cash flows from financing activities:
Change in checks written in excess of bank balance	-	(636,142)
Repayment of debt and revolving line of credit	(10,995,083)	(3,454,494)
Proceeds from advance from investor	1,500,000	-
Proceeds from issuance of Series A preferred stock	5,093,267	-
Proceeds from issuance of Series B preferred stock	1,500,000	-
Proceeds from issuance of common stock	333,334	-
Cash paid for stock issuance costs	(1,024,313)	-
Cash paid for deferred financing fees	(83,424)	(146,102)
Proceeds from PPP	1,047,700	-
Proceeds from issuance of long-term debt	1,243,684	650,000

Net cash used in financing activities	(1,384,835)	(3,586,738)

Effect of exchange rate changes on cash	(389,842)	421,611

Net decrease in cash and cash equivalents	(224,451)	421,254

Cash and cash equivalents at beginning of year	849,404	428,150

Cash and cash equivalents at end of year	$624,953	$849,404

The cash flows related to discontinued operations of $195,496 and $4,307 as of December 31, 2020 and 2019, respectively, have not been segregated, and are included in the Consolidated Statements of Cash Flows. The cash and equivalents amounts presented above differ from cash and equivalents in the Consolidated Balance Sheets due to cash included in “Current assets of discontinued operations.”

Supplemental disclosure of cash flow information:
Cash payments for interest	$1,269,000	$2,097,682
Non cash financing and investing activities
Common stock issued for accounts payable	$-	$303,000
Conversion of accounts payable debt to Series A Preferred	$478,000	$-
Accrued dividend and accretion on preferred stock	$412,000	$-
Issuance of Placement agent warrants in connection with Series A Preferred offering	$919,000	$-
Issuance of Common stock to placement agent	$306,000	$-
Amortization of beneficial conversion feature and deemed dividend on Series A and Series B Preferred stock	$3,968,000	$-
Common stock issued for notes payable	$-	$600,000

See accompanying notes to consolidated financial statements

Yunhong CTI, Ltd and Subsidiaries

Notes to Consolidated Financial Statements Years Ended
December 31, 2020 and 2019

1. Nature of Business

Nature of Operations

Yunhong CTI Ltd. (formerly CTI Industries Corporation), its former United Kingdom subsidiary (CTI Balloons Limited), its Mexican subsidiary (Flexo Universal, S. de R.L. de C.V.), its German subsidiary (CTI Europe GmbH) and CTI Supply, Inc. (collectively, the “Company”) (i) design, manufacture and distribute metalized and latex balloon products throughout the world and (ii) operate systems for the production, lamination, coating and printing of films used for food packaging and other commercial uses and for conversion of films to flexible packaging containers and other products. As discussed in Note 23 Discontinued Operations, effective in 2019, the Company determined that it was exiting CTI Balloons Limited and CTI Europe. Accordingly, the operations of these entities are classified as discontinued operations in these financial statements.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Yunhong CTI Ltd., its wholly owned subsidiaries CTI Balloons Limited and CTI Supply, Inc. and its majority owned subsidiaries, Flexo Universal and CTI Europe. All significant intercompany accounts and transactions have been eliminated upon consolidation. As discussed in Note 23 Discontinued Operations, effective in 2019, the Company determined that it was exiting CTI Balloons Limited and CTI Europe. Accordingly, the operations of these entities are classified as discontinued operations in these financial statements.

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

Production costs of work in process and finished goods include material, labor and overhead. Inventory is not recorded in excess of net realizable value.

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

Light machinery consists of forklifts, scissor lifts, and other warehouse machinery. Heavy machinery consists of production equipment including laminating, printing and converting equipment. Projects in process represent those costs capitalized in connection with construction of new assets and/or improvements to existing assets including a factor for interest on funds committed to projects in process of nil and $12,000 for the years ended December 31, 2020 and 2019, respectively. Upon completion, these costs are reclassified to the appropriate asset class.

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

The Company applies the provisions of U.S. GAAP, under which goodwill is tested at least annually for impairment. It is the Company’s policy to perform impairment testing annually as of December 31, or as circumstances change. An impairment of $1.4 million was recognized for the year ended December 31, 2019. As of December 31, 2020 and 2019, the Company had no remaining goodwill (see Note 15).

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

Deferred tax assets and liabilities are measured using enacted tax rates expected to be in effect when the anticipated reversal of these differences is scheduled to occur. Deferred tax assets are reduced by a valuation allowance when management cannot determine, in its opinion, that it is more likely than not that the Company will recover that recorded value of the deferred tax asset. The Company is subject to U.S. Federal, state and local taxes as well as foreign taxes in Mexico. U.S. income tax expense and foreign withholding taxes are provided on remittances of foreign earnings and on unremitted foreign earnings that are not indefinitely reinvested.

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

A disaggregation of product net sales is presented in Note 20.

Research and Development

The Company conducts product development and research activities which include (i) creative product development and (ii) engineering. During the years ended December 31, 2020 and 2019, research and development activities totaled $317,000 and $287,000, respectively.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expenses amounted to $11,000 and $80,000 for the years ended December 31, 2020 and 2019, respectively.

Note 3 – Liquidity and Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has a cumulative net loss from inception to December 31, 2020 of over $14 million.. The accompanying financial statements for the year ended December 31, 2020 have been prepared assuming the Company will continue as a going concern. The Company’s cash resources will likely be insufficient to meet its anticipated needs during the next twelve months. The Company will require additional financing to fund its future planned operations.

The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses. Management’s plans to continue as a going concern include raising additional capital through sales of equity securities and borrowing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. The COVID-19 pandemic has impacted the Company’s business operations to some extent and is expected to continue to do so and, in light of the effect of such pandemic on financial markets, these impacts may include reduced access to capital. The ability of the Company to continue as a going concern is dependent upon its ability to successfully secure other sources of financing and attain profitable operations. There is substantial doubt about the ability of the Company to continue as a going concern for one year from the issuance of the accompanying consolidated financial statements. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

As of March 2019, October 2019 and January 2020, we entered into forbearance agreements with PNC. We encountered subsequent compliance failures with covenants during 2020 and we remain out of compliance with the terms of our credit facility, as amended.  Currently in discussion with PNC to resolve these matters which if not resolved could force the Company into liquidation.

During January 2020, we entered into an equity financing arrangement. The primary investor, LF International Pte, purchased $5 million of convertible preferred stock (convertible to common stock at $1 per share). The first $2.5 million was received during January 2020 with the transaction. In February 2020, we received an additional $0.7 million pursuant to an agreement between the parties wherein the Company issued 140,000 shares of common stock as inducement for accelerating this portion of the transaction. During April 2020, an additional $1.3 million of the remaining funds was received pursuant to a second agreement between the parties, wherein the Company issued 260,000 shares of common stock as inducement for accelerating that portion of the transaction. The remaining $0.5 million was received in June 2020. The entire transaction also allowed for up to $2 million of similar shares to be issued to other investors. As of the date of this filing approximately $1 million of those shares have been sold.

Since January 2020, the Company has secured working capital from a PPP loan that was ultimately forgiven.

Management’s plans include:

(1)	Continuing to explore additional equity and/or debt financing transactions.
(2)	Continuing to focus our Company on the most profitable elements.
(3)	Exploring alternative funding sources on an as needed basis.

Management Assessment

Considering both quantitative and qualitative information, we continue to believe that our plans to obtain additional financing will provide us with an ability to finance our operations through 2021 and, if adequately executed, will mitigate the substantial doubt about our ability to continue as a going concern, however, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

4.  New Accounting Pronouncements

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

In August 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The ASU simplifies the accounting for convertible instruments by removing certain separation models in ASC 470- 20, Debt—Debt with Conversion and Other Options, for convertible instruments. The ASU updates the guidance on certain embedded conversion features that are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital, such that those features are no longer required to be separated from the host contract. The convertible debt instruments will be accounted for as a single liability measured at amortized cost. This will also result in the interest expense recognized for convertible debt instruments to be typically closer to the coupon interest rate when applying the guidance in Topic 835, Interest. Further, the ASU made amendments to the EPS guidance in Topic 260 for convertible instruments, the most significant impact of which is requiring the use of the if-converted method for diluted EPS calculation, and no longer allowing the net share settlement method. The ASU also made revisions to Topic 815-40, which provides guidance on how an entity must determine whether a contract qualifies for a scope exception from derivative accounting. The amendments to Topic 815-40 change the scope of contracts that are recognized as assets or liabilities. The ASU is effective for interim and annual periods beginning after December 15, 2021, with early adoption permitted for periods beginning after December 15, 2020. Adoption of the ASU can either be on a modified retrospective or full retrospective basis.  The Company is still evaluating the impact of this accounting pronoucement.

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

6.  Other Comprehensive Loss

For the year ended December 31, 2020 the Company incurred other comprehensive loss of approximately $536,000 from foreign currency translation adjustments. For the year ended December 31, 2019 the Company incurred other comprehensive gain of approximately $310,000 from foreign currency translation adjustments.

7.   Major Customer

For the year ended December 31, 2020, the Company had two customers that accounted for approximately 47% and 14% of consolidated net sales from continuing operations. For the year ended December 31, 2019, those same two customers accounted for approximately 35% and 12% of consolidated net sales. At December 31, 2020 and December 31, 2019, the outstanding accounts receivable balance due from this customers were $804,000 and $1,168,000, respectively.

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

Inventories of continuing operations are comprised of the following:

	December 31, 2020	December 31, 2019
Raw materials	$1,177,000	$1,545,000
Work in Process	2,799,000	3,110,000
Finished Goods	7,224,000	9,134,000
In Transit	88,000	100,000
Allowance for excess quantities	(318,000)	(352,000)
Total inventories	$10,970,000	$13,537,000

9.   Notes Payable and Capital Leases

Long term debt consists of:

	December 31,
	2020	2019
Subordinated notes (officer) due on demand, interest at 4%	$1,123,769	$1,058,486

Notes payable (Mexico)	1,756,771	-

Term Loan	2,156,895	-

Total long-term debt	5,037,435	1,058,486

Less current portion	(5,0137,435)	-
Total Long-term debt, net of current portion	$-	$1,058,486

During December 2017, we entered into new financing agreements with PNC. As of December 31, 2020, the PNC Agreements include a $2.3 million Term Loans and a $5.3 million Revolver, with a termination date of December 2022. The Term Loans are payable in monthly installments of $100,000, interest at 8.25%, and the balance is due December 2022. The Term Loan is collateralized by balloons and related equipment. The Revolver provides for interest at varying rates in excess of the prime rate, depending on the level of senior debt to EBITDA over time.

Available credit under the Revolving Credit facility is determined by eligible receivables and inventory at Yunhong CTI, LTD (U.S.) and Flexo Universal (Mexico).

Due to a failure to meet our covenants during 2018 and as of March 2019, we entered into a forbearance agreement with PNC. Under the terms of this agreement, previously identified covenant violations were waived and financial covenants as of March 31, 2019 were not considered, with the next calculation due July 31, 2019 for the period ended June 30, 2019. We received a temporary over-advance of $1.2 million, which declined to zero over a six-week period under the terms of this agreement and paid a fee of $250,000. As discussed in Note 3 – Liquidity and Going Concern, we violated certain covenants during 2019 and 2020. We remain noncompliant with the terms of our facility, including various amendments, and have thus reclassified the Term Loan in current liabilities on our consolidated balance sheet.

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

Fiscal Quarter Ratio

March 31, 2020	0.75	to	1.00
June 30, 2020	0.85	to	1.00
September 30, 2020	0.95	to	1.00
December 31, 2020	1.05	to	1.00
April 15, 2021 and thereafter	1.15	to	1.00

Failure to comply with these covenants has caused us to pay a higher rate of interest on the Term Loan and the Revolver (by 4% per the Agreements), and other potential penalties may impact the availability of the credit facility itself, and thus might negatively impact our ability to remain a going concern.

The Company’s Flexo subsidiary has entered into financing agreements with local financial institutions. As of December 31, 2020, Flexo had borrowed approximately 35 million Mexican pesos ($1.7 million). These borrowings are due over the next three years, including $846,000 in 2021, with varying interest rates based primarily on the Interbank Equilibrium Interest Rate plus 4.5%.

As of December 31, 2020, the maturity of the Company’s debt by year, excluding $143,105 of deferred financing fees, is 2021- $4,284,391, 2022 – 344,734, and 2023 - $551,414.

On April 30, 2020, the Company executed a promissory note (the “Note”) with PNC (the “Lender”) evidencing an unsecured loan in the aggregate principal amount of $1,047,700 (the “PPP Loan”), which was made pursuant to the Paycheck Protection Program (the “PPP”). The PPP was established under the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), which was enacted on March 27, 2020, and is administered by the U.S. Small Business Administration (“SBA”). The Note provides for a fixed interest rate of one percent per year with a maturity date of April 30, 2022 (the “Maturity Date”). Monthly principal and interest payments due on the PPP Loan are deferred for a six-month period beginning from the date of disbursement of the PPP Loan. The PPP Loan may be prepaid by the Company at any time prior to the Maturity Date with no prepayment penalties or premiums. The Note contains customary event of default provisions. Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of the loans granted under the PPP. Such forgiveness will be subject to approval by the SBA and the Lender and determined, subject to limitations, based on factors set forth in the CARES Act, including verification of the use of loan proceeds for payment of payroll costs and payments of mortgage interest, rent and utilities. In the event the PPP Loan, or any portion thereof, is forgiven, the amount forgiven is applied to outstanding principal. The terms of any forgiveness may also be subject to further regulations and guidelines that the SBA may adopt. The Company carefully monitored all qualifying expenses and other requirements necessary to attain loan forgiveness and the loan has been forgiven. The Company has used all proceeds from the PPP Loan to retain employees, maintain payroll and make lease and utility payments.  Accordingly, the Company recorded grant income of $1,048,000 in 2020 which resulted in no deferred other income liability balance as of December 31, 2020.

10.   Subordinated Debt – Related Parties

As of December 2017, Mr. Schwan was owed a total of $1.1 million, with additional accrued interest of $0.4 million, by the Company. As part of the December 2017 financing with PNC, Mr. Schwan executed a subordination agreement related to these amounts due him, as evidenced by a related note representing the amount owed to Mr. Schwan. During January 2019, Mr. Schwan and the Company agreed to an exchange of $0.6 million of his debt for approximately 181,000 shares of CTI common stock at the then market rate of $3.32 per share. As of December 31, 2020 and 2019, the balance of Mr. Schwan’s note was approximately $1.1 million and $1.1 million, respectively, including accrued interest.

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

ASU 2019-12

ASU 2019-12 intends to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application of Topic 740.  This guidance is effective for fiscal years beginning after December 15, 2020, including interim periods therein, and early adoption is permitted.  The Company is reviewing the impacts of this to the financial statements but does not anticipate the adoption of ASU 2019-12 will have a material effect on the Company’s financial statements.

CARES Act

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in response to the COVID-19 pandemic. The CARES Act permits NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes; increases the limitation on allowable business interest expense; allows for the refund of AMT credits not previously refunded among other things.  The Company anticipates a cash tax benefit from the carryback of federal NOLs.

Due to an ownership change in the first quarter of 2020, the future utilization of certain post-change income tax attributes of Yunghong CTI Ltd , including net operating loss carryovers, are anticipated to be limited for U.S. income tax purposes.

The provision (benefit) for income taxes consists of the following:

	Year Ended December 31,
	2020	2019
Current:
Federal	$(410,069)	$(845)
State	-	-
Foreign	1,824	11,264
Total Current	(408,245)	10,420

Deferred:
Federal	-	$71,007
State	-	32,659
Foreign	-	31,517
Total Deferred	-	135,183
Provision (Benefit) for income taxes	(408,245)	145,602

Income tax provision (benefit) related to continuing operations differ from the amounts computed by applying the statutory income tax rate of 21% to pretax loss as follows:

	Year Ended December 31,
	2020	2019
U.S. Federal provision (benefit)
At Statutory Rate	$(598,492)	$(1,503,581)
State Taxes	(285,914)	(412,909)
Change in Valuation Allowance	936,808	2,473,248
NOL Carryback Claim (CARES Act)	(201,654)
Nondeductible Expenses	(367,848)	216,790
Foreign Taxes	(69,969)	(48,304)
Deconsolidation & Impairment	134,115	(373,448)
Other	44,710	(206,193)
Rounding	(1)	(1)
Total	$(408,245)	$145,602

Deferred Tax Assets and Liabilities

Deferred income taxes reflect the net tax effects of loss and credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets for federal and state income taxes are as follows):

	Year Ended December 31,
	2020	2019
Deferred Tax Assets:
Federal & State NOL Carryforward	1,669,717	531,864
Foreign Tax Credit & Other Credits	581,479	463,451
Reserves and Accruals	216,591	320,961
Unicap 263A Adjustment	63,006	72,294
Other DTA	(36,776)	65,215
Foreign NOL Carryforward	1,049,887	802,907
Deferred Interest Expense	1,383,772	1,030,634
Deconsolidation & Impairment	1,388,551	1,028,249
Total Gross DTA	6,316,227	4,319,575
Less: Val. Allowance	(6,397,605)	(4,315,957)
Total Deferred Tax Assets	(81,378)	3,618

Deferred Tax Liabilities:
Fixed Assets & Intangibles	81,378	(3,618)
Deferred State Income Tax	-	-
Total Gross DTL	81,378	(3,618)
Net Deferred Tax Assets	-	-

Realization of our deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain.  Due to the lack of earnings history, a valuation allowance has been recorded to reduce the deferred tax assets to its net realizable value.

The valuation allowance increased by $2,081,649 and increased by $2,473,248 during the years ended December 31, 2020 and December 31, 2019, respectively.

Net Operating Loss and Tax Credit Carryforwards

As of December 31, 2020, we had a net operating loss carryforward for federal income tax purposes of approximately $4.2 million, which will begin to expire in 2024. We had a total state net operating loss carryforward of approximately $ 8.2 million, which will begin to expire in 2021.  Approximately $0.8 million expired in 2020.  We have foreign net operating loss carryforwards of approximately $3.5 million. Utilization of the federal net operating loss carryforwards may be subject to annual limitations due to the “change in ownership” provisions of the Internal Revenue Code of 1986.  The annual limitation is anticipated to affect the timing of utilization. We have federal credits of approximately $ 600 thousand, which will begin to expire in 2021.  No federal credits expired during 2020.

12.   Employee Benefit Plan

The Company has a defined contribution plan for substantially all employees. Profit sharing contributions may be made at the discretion of the Board of Directors. Under the plan, the maximum contribution for the Company is 4% of gross wages. No employer contributions were made to the plan for the years ended December 31, 2020 and 2019, respectively.

13.   Related Party Transactions

John H. Schwan, Chairman of the Board until June 2020, is the brother of Gary Schwan, one of the owners of Schwan Incorporated, which provides building maintenance services to the Company. The Company made payments to Schwan Incorporated of approximately $13,000 and $16,000 during the years ended December 31, 2020 and 2019, respectively. Ms. Jana M. Schwan is the Company’s Chief Operating Officer and daughter of Mr. John H. Schwan.

As of January 1, 2019, the Company had a note payable to John H. Schwan, Director and former Chairman of the Board, for $1.6 million, including accrued interest. This loan accrues interest at 6%, is due on demand, and is subordinate to the PNC Agreements. During January 2019, Mr. Schwan converted $600,000 of the note into approximately 181,000 shares of our common stock at the then market rate of $3.32 per share. As a result of the conversion $600,000 the loan balance amounted to $997,019 and Company and Mr. Schwan agreed to increase the interest rate to 6%. The loan and interest payable to Mr. Schwan amounted to $1,058,486 and $1,123,769 as of December 31, 2019 and 2020, respectively.

No payments were made to Mr. Schwan during 2019 or 2020, with $65,000 and $61,000, respectively, of interest recorded as an expense during 2020 and 2019.

Items identified as Notes Payable Affiliates in the Company's Consolidated Balance Sheet as of December 31, 2020 and 2019 include loans by shareholders to Flexo Universal totaling $nil and $14,000, respectively.

On July 1, 2019, the Company deconsolidated Clever, and as result the Company has a note receivable of $1.3 million. One of owners of Clever is John Schwan. The Company has recorded a $1,277,000 reserve of the receivable during fiscal year 2020.

14.   Variable Interest Entities (“VIE”) and Transactions

During 2010, two entities owned by officers and/or principal shareholders of the Company (John H. Schwan and Stephen M. Merrick, who were officers and directors of the Company during the relevant time period) provided financing for Flexo Universal, the Company’s Mexico subsidiary, for the acquisition and construction of latex balloon production and related equipment. The entities included Venture Leasing L.L.C., (“VLUS”), an Illinois limited liability company which is 100% owned by an entity owned by Mr. Schwan and Mr. Merrick, and Venture Leasing Mexico S. A. de R. L (“VLM”), a Mexico company which is also owned 100% by entities owned by Mr. Schwan and Mr. Merrick. The Company was the primary beneficiary of VLUS & VLM and accordingly consolidated the result of the entities in its financial statements.

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

Mr. Schwan and Mr. Merrick were partial owners of Clever Container (renamed Clever Organizing Solutions; “Clever”), an Illinois limited liability company engaged in the sale and distribution through a network of independent distributors, of household items including containers and organizing products. Together they own roughly half of Clever. The Company acquired a 28.5% interest in Clever from third parties in 2016. The Company produced and sold certain container products to Clever and also purchased and re-sold products to Clever. By reason of the level of ownership of Clever by two principal officers and/or shareholders of the Company, the ownership interest of the Company in Clever and the transactions among the Company and Clever Container, the determination was made to consolidate the results of Clever in the consolidated financial statements of the Company commencing as of October 1, 2013.

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

In the first quarter of 2019, the Company identified an impairment indicator related to the goodwill associated with Clever. As a result of an impairment test, the Company fully impaired the goodwill related to Clever in the first quarter and recorded an impairment charge of $220,000. In the first quarter of 2019, the Company identified an impairment indicator related to the goodwill associated with Flexo. As a result of an impairment test, the Company fully impaired the goodwill related to Flexo in the first quarter and recorded an impairment charge of $1,033,000.  The goodwill balance as of December 31, 2020 and 2019 is zero.

16.   Commitments

Operating Leases

We adopted ASC Topic 842 (Leases) on January 1, 2019 using the modified retrospective method. This standard requires us to record certain operating lease liabilities and corresponding right-of-use assets on our balance sheet. We elected the package of practical expedients available for expired or existing contracts, which allowed us to carryforward our historical assessments of whether contracts are (or contain) leases, as well as lease classification tests and treatment of initial direct costs. We also elected to not separate lease components from non-lease components for all fixed payments, and we exclude variable lease payments in the measurement of right-of-use assets and lease obligations.

Upon adoption of ASC 842 we recorded a $2.8 million increase in other assets, a $1.1million increase in current liabilities, and a $1.7 million increase in non-current liabilities. We did not record any cumulative effect adjustments in opening retained earnings, and adoption of ASC 842 had no impact on cash flows from operating, investing, or financing activities.

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

The table below describes our lease position as of December 31, 2020 and 2019:

Assets	As of December 31, 2020	As of December 31, 2019
Operating lease right-of-use assets	$1,630,000	$2,176,000
Accumulated amortization	(1,268,000)	(1,130,000)
Net lease assets	$362,000	$1,046,000

Liabilities
Current
Operating	$318,000	$658,000
Noncurrent
Operating	44,000	388,000
Total lease liabilities	$362,000	$1,046,000

Weighted average remaining term (years) – operating leases	2	2

Weighted average discount rate – operating leases	11.25%	11.25%

During the year ended December 31, 2020 and 2019, we recorded expenses related to

	Year ended December 31
	2020	2019
Operating right-of-use lease asset amortization	$650,000	$1,130,000

Financing lease asset amortization	-	-
Related interest expense	-	-

Total expense during twelve months	$650,000	$1,130,000

The following table summarizes the maturities of our lease liabilities for all operating leases as of December 31, 2020

(in thousands)	12/31/2020

2021	$415
2022 and thereafter	57
Total lease payments	472
less: Imputed interest	$(110)
Present value of lease liabilities	$362

Licenses

The Company has certain merchandising license agreements that require royalty payments based upon the Company’s net sales of the respective products. The agreements call for guaranteed minimum commitments that are determined on a calendar year basis. As the last such agreement expired on December 31, 2019, there are no remaining guaranteed commitments.

17.   Convertible Redeemable Preferred Stock

In November 2020, we issued 170,000 shares of Series B Preferred for an aggregate purchase price of $1,500,000.

The Series B Preferred have an initial stated value of $10.00 per share and liquidation preference over common stock. The Series B Preferred is convertible into shares of our common stock equal to the number of shares determined by dividing the sum of the stated value and any accrued and unpaid dividends by the conversion price of $1.00. The Series B Preferred accrues dividends at a rate of 8 percent per annum, payable at our election either in cash or shares of the Company’s common stock.

The Series B Preferred, in whole or part, may be redeemed at any time on or after November 30, 2021 for the stated value, plus any accrued and unpaid dividends.

Since the Series B Preferred may be redeemed at the option of the holder, but is not mandatorily redeemable, the Series B Preferred has been classified as mezzanine equity and initially recognized at fair value of $1.5 million (the proceeds on the date of issuance). The issuance of the Series B Preferred generated a beneficial conversion feature (BCF), which arises when a debt or equity security is issued with an embedded conversion option that is beneficial to the investor or in the money at inception because the conversion option has an effective strike price that is less than the market price of the underlying stock at the commitment date. The fair value of the common stock into which the Series B Preferred was convertible exceeded the allocated purchase price of the Series B Preferred at the closing dates by greater than the allocated purchase price. Therefore, the BCF was the purchase price of the Series B Preferred ($1.5 million) and was allocated to Additional Paid-in Capital, resulting in a discount on the Series B Preferred Stock. As the Series B Preferred Stock is immediately convertible, the Company accreted the discount on the date of issuance.  The accretion to the carrying value of the Series B Preferred is treated as a deemed dividend, recorded as a charge to Additional Paid in Capital and deducted in computing earnings per share.

18.   Stockholders’ Equity

Series A Preferred Stock

As discussed in Note 3, in the Series A Offering, the Company sold 500,000 shares of Series A Preferred and 400,000 shares of common stock for aggregate gross proceeds of $5,000,000. In connection with the Series A Offering, we changed our name from CTI Industries Corporation to Yunhong CTI Ltd. and LF International named three directors to serve on our Board. They are Mr. Yubao Li, our Chairman of the Board, Ms. Wan Zhang and Ms. Yaping Zhang.

Additionally, in 2020 the Company sold 42,660 shares of Series A Preferred for an aggregate purchase price of $426,600. On April 1, 2020, an investor exchanged accounts receivable of $478,000 into 48,200 shares of Series A Preferred.

Each share of Series A Preferred is convertible into ten shares of the Company’s common stock. Holders of the Series A Preferred are entitled to receive quarterly dividends at the annual rate of 8% of the stated value ($10 per share). Such dividends may be paid in cash or in shares of common stock at the Company’s discretion.  In 2020 the Company accrued $379,655 of these dividends.

The issuances of the Company’s Series A Preferred generated a beneficial conversion feature. The fair value of the common stock into which the Series A Preferred was convertible exceeded the allocated purchase price fair value of the Series A Preferred Stock at the closing dates by approximately $2.5 million as of the closing dates.  We recognized this BCF by allocating the intrinsic value of the conversion option ($2.5 million) to Additional Paid-in Capital, resulting in a discount on the Series A Preferred Stock. As the Series A Preferred Stock is immediately convertible, the Company accreted the discount on the dates of issuance.  The accretion was recognized as dividend equivalents.

In 2020, 90,860 shares of Series A Preferred were converted into 941,388 shares of the Company’s common stock, including shares issued for accrued dividends.

Common Stock

On November 20, 2020, the Company filed Articles of Amendment to its Articles of Incorporation with the Secretary of State of Illinois pursuant to which the Company increased its authorized shares of common stock from 15,000,000 to 50,000,000.

During January 2019, and as further described in Note 21, the settlement of an arbitration proceeding resulted in the issuance of 20,000 shares of the Company’s common stock. The expense for the fair value of these shares was recorded as of December 31, 2018.

During 2019, Mr. Schwan converted $600,000 of notes payable into 180,723 shares of our common stock, using the market price at the time of conversion.  Additionally, 100,000 shares of our common stock were issued to a vendor in exchange for $300,000 in amounts due to the vendor, also at market value at the time of the conversion.

During 2020, 400,000 shares of our common stock were issued to LF related to the acceleration of closings in our Series A Offering, and an additional 200,000 shares were issued to Garden State Securities in its representation of the Company in the Series A Offering.

Restricted Stock

In 2020, 15,000 shares of restricted stock vested to Mr. Hyland, former Chief Executive Officer, pursuant to the terms of the grant related to his employment with the Company.

Stock Options

The Compensation Committee (“Committee”) administers the Company’s stock-based plans. The exercise price of the stock options shall be fixed by the Committee at whatever price the Committee may determine in good faith. Unless the Committee determines otherwise, options generally had a 4-year term with a 3-year vesting schedule. Unless the Committee provides otherwise, options terminate upon the termination of a participant’s employment, except that the participant may exercise an option to the extent it was exercisable on the date of termination and for a period of time after termination.

In 2009, the shareholders of the Corporation approved, a 2009 Stock Incentive Plan (“2009 Plan”). The 2009 Plan and subsequent awards categorized as inducement of employment authorized the issuance of up to 510,000 shares of stock or options to purchase stock of the Company (including cancelled shares reissued under the plan.)

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

The Company recognized share based compensation expense of approximately $0 and $178,000 in 2020 and 2019, respectively. As of December 31, 2020, there was no unrecognized compensation expense related to non-vested stock option grants.

Warrants

In connection with the Series A Offering, the Company issued 792,660 warrants to purchase 792,660 shares of the Company’s common stock for $1 per share.

During 2020, 597,500 warrants were exercised in cash-less exchange for 391,308 shares of the Company’s common stock.

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

The valuation assumptions we have applied to determine the value of warrants granted in 2020 were as follows:

Historical stock price volatility: The Company used the weekly closing price to calculate historical annual volatility.

Risk-free interest rate: The Company bases the risk-free interest rate on the rate payable on US treasury securities with a similar maturity in effect at the time of the grant, which was a range from .42% - 1.65%.

Expected life: The expected life of the warrants represents the period of time warrants were expected to be outstanding. The Company used an expected life of 5 years.

Dividend yield: The estimate for dividend yield is 0%, as the Company did not issue dividends during 2020 or 2019 and does not expect to do so in the foreseeable future.

Estimated forfeitures: When estimating forfeitures, the Company considers historical terminations as well as anticipated retirements.

A summary of the Company’s stock options, warrants and related information, is as follows:

	Options	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Balance at January 1, 2019	471,144	$3.95	-	-
Granted	-	-	-	-
Cancelled/Expired	-	-	-	-
Exercised/Issued	-	-	-	-
Balance at December 31, 2019	471,144	$3.95	-	-
Granted	-	-	792,660	1.00
Cancelled/Expired	(471,144)	3.95	-
Exercised/Issued			(597,500)	1.00
Balance at December 31, 2020	-	-	195,160	$1.00

Exercisable at December 31, 2020			195,160	$1.00

The stock options above have no aggregate intrinsic value (the difference between the closing price of the Company’s common stock as of December 31, 2020 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all the holders exercised their options on December 31, 2020.  The warrants have an intrinsic value of $140,615 as of December 31, 2020.

As of December 31, 2020, the Company reserved the following shares of its common stock for the exercise of warrants, and preferred stock:

Warrants	195,160
Series A Preferred Stock	5,482,000
Series B Preferred Stock	1,700,000
7,377,160

19.   Loss Per Share

Basic earnings per share is computed by dividing net loss attributable to Yunhong CTI Ltd. Common shareholders by the weighted average number of shares of common stock outstanding during each period.

Diluted earnings per share is computed by dividing net loss attributable to Yunhong CTI Ltd. Common shareholders by the weighted average number of shares of common stock and equivalents (stock options and warrants), unless anti-dilutive, during each period.

Consolidated earnings per share	2020	2019
Loss from continuing operations	$(2,507,679)	$(5,972,363)
(Gain)/loss attributable to noncontrolling interest	(3,423)	292,518
Deemed dividends on preferred stock and amortization of beneficial conversion feature	(4,380,292)
Loss from continuing operations attributable to Yunhong CTI Ltd common shareholders	$(6,891,394)	$(5,679,845)

Loss from discontinued operations	$(1,743,182)	$(2,102,084)
(Gain)/loss attributable to noncontrolling interest	(135,202)	1,239,611
Loss from discontinued operations attributable to Yunhong CTI Ltd common shareholders	$(1,878,384)	$(862,473)

Basic and Diluted loss per common share:
Continuing operations	$(1.46)	$(1.48)
Discontinued operations	(0.40)	(0.22)
	$(1.77)	$(1.70)

Basic and Diluted weighted average number of shares and equivalent shares of common stock outstanding	4,705,741	3,835,950

20. Product and Geographic Segment Data

The Company’s operations consist of a single business segment which designs, manufactures, and distributes film products. Transfers between geographic areas were primarily at cost plus a standard markup. The Company’s subsidiaries have assets consisting primarily of trade accounts receivable, inventory and machinery and equipment. Sales and selected financial information by geographic area for the years ended December 31, 2020 and 2019, respectively, are:

	Net Sales to Outside Customers
	For the Year Ended
	December 31,
	2020	2019

United States	$21,192,000	$23,754,000
Mexico	5,280,000	8,518,000

	$26,473,000	$32,272,000

	Total Assets at
	December 31,	December 31,
	2020	2019

United States	$12,459,000	$17,450,000
Mexico	8,798,000	10,897,000
Assets Held for Sale	294,000	2,974,000

	$21,551,000	$31,321,000

The following table provides a breakdown of product net sales from operations in each of the years indicated (in thousands):

	Twelve Months Ended
	December 31, 2020		December 31, 2019
	$	% of	$	% of
Product Category	(000) Omitted	Net Sales	(000) Omitted	Net Sales

Foil Balloons	17,061	64%	17,630	55%

Latex Balloons	4,718	18%	7,409	23%

Film Products	804	3%	1,883	6%

Other	3,890	15%	5,350	17%

Total	26,473	100%	32,272	100%

21.   Contingencies

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

22.   Legal Proceedings

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

FedEx Trade Networks Transport and Brokerage Inc. v. CTI Industries Corp., Case No. 20 L 46, was filed on January 27, 2020 in the Circuit Court of the 19th Judicial Circuit, Lake County, Illinois.  The complaint for breach of contract sought $163,964.75 in damages, plus interest and court costs. On October 15, 2020, the case was dismissed with leave to reinstate pursuant to settlement. The settlement calls for the payment of $100,400.00 in monthly installments of $10,000 per month for a period of ten (10) months and with the last payment being in the amount of $10,400. The first payment came due and was made on October 30, 2020, and payments have been made monthly. The Company accrued the $0.1 million in committed costs under this settlement in its December 31, 2020 financial statements.

Airgas USA, LLC v. CTI Industries Corp., Case No. 01-20-0014-7852 was filed with the American Arbitration Association on or about September 8, 2020. The claim seeks $212,000, plus interest, attorneys’ fees and costs for breach of contract. Claimant agreed to give CTI an extension to respond to the claim so the parties could attempt to resolve. On February 10, 2021, Airgas accepted CTI’s offer to pay $125,000 over 10 months. Airgas is preparing a settlement agreement for CTI’s review and the arbitration will be dismissed upon signing. The Company accrued the $0.1 million in committed costs under this settlement in its December 31, 2020 financial statements.

On October 19, 2020, Jules and Associates, Inc. sent CTI a demand letter related to the lease of certain equipment. The letter demanded $65,846.99 for alleged past due amounts under the lease as well as a return of the equipment. Discussions regarding the return of the equipment are ongoing and no lawsuit has been filed. The ultimate resolution of this demand is not anticipated to materially impact the financial statements. On April 5, 2020 Jules & Associates, Inc. filed and served on CTI a demand for arbitration with JAMS related to the lease of certain equipment.  The demand requests $98,244.55 for alleged past due amounts under the lease as well as a return of the equipment or its fair market value. The Company accrued the $0.1 million in committed costs under this settlement in its December 31, 2020 financial statements.

On October 19, 2020, Redwood Multimodal sent CTI a demand for the withholding of payment in the amount $98,960.88 for loads brokered by Redwood. Settlement discussions are ongoing and no lawsuit has been filed. The ultimate resolution of this demand is not anticipated to materially impact the financial statements. The Company accrued the $0.1 million in committed costs under this settlement in its December 31, 2020 financial statements.

23.   Discontinued Operations

In July 2019 management and the Board engaged in a review of CTI Balloons and CTI Europe and determined that they are not accretive to the Company overall, add complexity to the Company’s structure and utilize resources. Therefore, as of July 19, 2019, the board authorized management to divest of CTI Balloons and CTI Europe. These actions are being taken to focus our resources and efforts on our core business activities, particularly foil balloons and ancillary products based in North America. The Company determined that these entities met the held-for-sale and discontinued operations accounting criteria. Accordingly, the Company has reported the results of these operations as discontinued operations in the Consolidated Statements of Comprehensive Income and presented the related assets and liabilities as held-for-sale in the Consolidated Balance Sheets. These changes have been applied for all periods presented. The Company divested its CTI Balloons (United Kingdom) subsidiary in the fourth quarter 2019 and expects to divest CTI Europe (Germany) subsidiary in the first half of 2021.

In connection with management’s intentions to simplify these operations and organizational structure, we identified write-offs of $1.75 million for the year ended December 31, 2019, respectively, related to CTI Europe, and CTI Balloons. The charges for the year ended December 31, 2019 were comprised of the following: $1.0M inventory, $67,000 allowance for doubtful accounts; and $8,000 for other assets.  Depreciation for discontinued operations was $7,000 for the years ended December 31, 2020 and 2019, respectively.

CTI Balloons recorded losses from discontinued operations, net of taxes, of ($1,006,000) for 2019, including an estimated loss on sale of $321,000.

CTI Europe recorded losses from discontinued operations, net of taxes of ($1,005,000) for the year ended December 31, 2019 respectively (including an estimated loss on sale of $683,000).

In October 2019, we determined that we would not renew our Trademark License Agreement with SC Johnson when it expired on December 31, 2019. Under this Agreement, we were licensed to manufacture and sell a line of vacuum sealing machines and pouches under the Ziploc® Brand Vacuum Sealer System. The terms of the Agreement included a run-off provision which allowed us to sell products under the Ziploc® trademark for 90 days after the end of the Agreement. Our exit of the Ziploc® product line is considered a strategic shift and will have a major effect on our operations and financial results on a go forward basis therefore, this product line has been presented as discontinued operations and was abandoned as of March 31, 2020.  The Ziploc® product line recorded losses from discontinued operations, net of taxes of ($2,024,851) for the year ended December 31, 2020. The Ziploc® product line recorded income from discontinued operations, net of taxes of $1,111,452 for the year ended December 31, 2019.

Summarized Discontinued Operations Financial Information

The following table summarizes the major line items for the International operations that are included in the income from discontinued operations, net of tax line item in the Consolidated Statements of Income for the year ended

	December 31, 2020	December 31, 2019
Income Statement
Net Sales	$2,180,412	$13,218,279
Cost of Sales	2,795,474	12,199,387

Gross Margin	(615,062)	1,018,892

SG&A	1,165,462	2,448,641

Operating Income	(1,780,524)	(1,429,749)

Other Expense	45,203	67,852

Loss from discontinued operations	(1,825,727)	(1,497,601)

Loss from classification to held for sale	82,545	604,483

Net Loss prior to non-controlling interest	(1,743,182)	(2,102,084)

Non-controlling Interest share of income/loss	135,202	(1,239,609)

Net Loss	$(1,878,384)	$(862,475)

The following table summarizes the carrying amounts of major classes of assets and liabilities of discontinued operations for each of the periods presented:

	December 31, 2020	December 31, 2019
Balance Sheet
Assets
Current Assets

Cash on hand and Banks	$195,496	$4,307

Accounts Receivable	117,687	2,757,947

Inventory	-	497,175

Prepaid & Other	62,275	135,912

TOTAL Current Assets	375,457	3,395,341

NET Property, Plant, and Equipment	7,471	53,919

Other Assets

Operating lease right-of-use	129,411	220,541

Other	32,543	47,958

TOTAL Other Assets	161,954	268,499

TOTAL Non-Current Assets	169,426	322,418

Valuation Allowance on Assets Held for Sale	(250,664)	(320,899)

TOTAL Assets	$294,219	$3,396,860

Liabilities
Current Liabilities

Trade Accounts Payable	21,256	384,333

Operating Lease Liabilities - Current	93,514	203,291

Other/Accrued Liabilities	(2,796)	19,562

TOTAL Current Liabilities	111,974	607,187

Non-Current Liabilities

Operating Lease Liabilities - Non Current	35,897	17,250

Other Non-Current	36,705	32,317

TOTAL Non-Current Liabilities	72,603	49,567

TOTAL Liabilities	$184,577	$656,753

24.   Subsequent Events

In October 2020, the Company received $1,500,000 as an advance from LF International Pte. is a related party which is controlled by the Company's CEO and director Mr. Yubao Li (LF International) for an investment to be made in the Company. During January 2021, the Company finalized the stock purchase agreement with LF International, pursuant to which the Company agreed to issue and sell, and LF International agreed to purchase, up to170,000 shares of the Company’s newly created Series C Convertible Preferred Stock, no par value per share (“Series C Preferred”), with each share of Series C Preferred initially convertible into ten shares of the Company’s common stock, at a purchase price of $0.88 per share, for aggregate gross proceeds of $1,500,000.  As of December 31, 2020, the advance was classified as a current liability on the consolidated balance sheet.

During the first quarter of 2021 all remaining warrants were exercised and 103,104 shares of common stock issued.

Benchmark Investments, Inc. v. Yunhong CTI Ltd filed a case in the United States District Court for the Southern District of New York on March 16, 2021 and served on CTI on March 31, 2021.  CTI has through April 21, 2021 to file its response to the complaint.  The complaint seeks damages in excess of $500,000.

During March 2021 the Company relocated its light assembly and warehousing operation from Lake Zurich, IL to Elgin, IL.