Form 10-Q
period 2021-03-31
Yunhong CTI Ltd.
filed 2021-05-24
CIK 1042187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to_________

Commission File Number

000-23115

YUNHONG CTI LTD.

(Exact name of registrant as specified in its charter)

Illinois	36-2848943
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

22160 N. Pepper Road
Barrington, Illinois	60010
(Address of principal executive offices)	(Zip Code)

(847)382-1000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value per share	CTIB	The Nasdaq Stock Market LLC (The Nasdaq Capital Market)

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

The number of shares outstanding of the registrant’s common stock, no par value per share, as of May 20, 2021 was 5,886,750 (excluding treasury shares).

Yunhong CTI, LTD

Condensed Consolidated Balance Sheets

	March 31, 2021	December 31, 2020
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$85,605	$429,457
Accounts receivable	7,241,714	5,013,195
Inventories, net	10,922,713	10,969,711
Prepaid expenses	733,891	589,149
Other current assets	1,341,046	1,352,419
Income Tax Receivable	196,747	403,074
Receivable from related party	100,000	100,000
Assets of discontinued operations	204,651	294,219

Total current assets	20,826,367	19,151,224

Property, plant and equipment:
Machinery and equipment	19,824,315	19,833,903
Building	3,321,016	3,321,016
Office furniture and equipment	2,161,061	2,231,458
Intellectual property	783,179	783,179
Land	250,000	250,000
Leasehold improvements	147,416	407,476
Fixtures and equipment at customer locations	518,450	518,450
Projects under construction	71,206	71,206
	27,076,643	27,416,688
Less : accumulated depreciation and amortization	(25,233,487)	(25,466,213)

Total property, plant and equipment, net	1,843,156	1,950,475

Other assets:
Operating lease right-of-use	791,211	361,720
Other assets	86,474	87,552

Total other assets	877,685	449,272

TOTAL ASSETS	$23,547,208	$21,550,971

LIABILITIES, MEZZANINE EQUITY AND SHAREHOLDERS' EQUITY
Current liabilities:
Trade payables	$6,118,676	$5,504,442
Line of credit	6,746,160	5,363,340
Notes payable - current portion	3,687,100	3,913,666
Advance from Investor	-	1,500,000
Notes payable affiliates - current portion	-	8,045
Notes payable - officers, subordinated	1,140,709	1,123,769
Operating Lease Liabilities	633,447	317,591
Accrued liabilities	1,124,974	871,761
Liabilities of discontinued operations	115,343	184,577

Total current liabilities	19,566,409	18,787,191

Long-term liabilities:
Operating Lease Liabilities	157,764	44,129

Total long-term liabilities	157,764	44,129

TOTAL LIABILITIES	19,724,173	18,831,320

Mezzanine equity:
Series B Preferred stock -- no par value, 170,000 shares authorized 170,000 shares issued and outstanding at March 31, 2021 and December 31, 2020	-	1,532,164

Equity:
Yunhong CTI, Ltd shareholders' equity:
Series A Preferred Stock -- no par value, 3,000,000 shares authorized, 500,000 shares issued and outstanding at March 31, 2021 December 31, 2020 (liquidation preference - $5.0 million as of March 31, 2021)	2,854,583	2,754,583
Series B Preferred Stock -- no par value, 170,000 shares authorized, 170,000 shares issued and outstanding at March 31, 2021 and December 31, 2020	1,612,707	-
Series C Preferred Stock -- no par value, 170,000 shares authorized, 170,000 shares issued and outstanding at March 31, 2021 and nil at December 31, 2020 respectively	1,528,333	-
Common stock - no par value, 50,000,000 shares authorized, 5,930,408 and 5,827,304 shares issued and 5,886,750 and 5,783,646 shares outstanding at March 31, 2021 and December 31, 2020 respectively	14,537,828	14,537,828
Paid-in-capital	4,832,635	5,041,511
Accumulated deficit	(14,804,490)	(14,382,327)
Accumulated other comprehensive loss	(5,901,379)	(5,885,112)
Less: Treasury stock, 43,658 shares	(160,784)	(160,784)
Total Yunhong CTI, Ltd Shareholders' Equity	4,499,433	1,905,699

Noncontrolling interest	(676,398)	(718,212)

Total Shareholders' Equity	3,823,035	1,187,487

TOTAL LIABILITIES, MEZZANINE EQUITY AND SHAREHOLDERS' EQUITY	$23,547,208	$21,550,971

See accompanying notes to condensed consolidated unaudited financial statements.

Yunhong CTI, LTD

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	For the Three Months Ended March 31,
	2021	2020

Net Sales	$7,416,168	$7,067,501

Cost of Sales	6,322,975	5,586,059

Gross profit	1,093,193	1,481,442

Operating expenses:
General and administrative	1,120,350	702,431
Selling	32,753	53,754
Advertising and marketing	106,566	120,829
Gain on sale of assets	-	(25,684)

Total operating expenses	1,259,669	851,330

Income (Loss) from operations	(166,476)	630,112

Other (expense) income:
Interest expense	(231,159)	(441,177)
Other Expense	(57,693)	(42,334)
Foreign currency loss	(26,383)	(154,083)

Total other expense, net	(315,235)	(637,594)

Loss from continuing operations before taxes	(481,711)	(7,482)

Income tax expense	-	-

Loss from continuing operations	(481,711)	(7,482)

Gain (loss) from discontinued operations, net of tax	101,362	(486,637)

Net Loss	$(380,349)	$(494,119)

Less: Net (loss) income attributable to noncontrolling interest	41,814	144,577

Net loss attributable to Yunhong CTI, Ltd	$(422,163)	$(638,696)

Other Comprehensive Income (Loss)
Foreign currency adjustment	(16,267)	(1,363,503)
Comprehensive Loss	$(396,616)	$(1,857,622)

Deemed Dividends on preferred stock and amortization of beneficial conversion feature	$(1,708,876)	$(2,380,944)

Net Loss attributable to Yunhong CTI Ltd Shareholders	$(2,131,039)	$(3,019,640)

Basic income (loss) per common share
Continuing operations	$(0.38)	$(0.64)
Discontinued operations	0.02	(0.12)
Basic income (loss) per common share	$(0.36)	$(0.76)

Diluted income (loss) per common share
Continuing operations	$(0.38)	$(0.64)
Discontinued operations	0.02	(0.12)
Diluted income (loss) per common share	$(0.36)	$(0.76)

Weighted average number of shares and equivalent shares of common stock outstanding:
Basic	5,854,861	3,973,093

Diluted	5,854,861	3,973,093

See accompanying notes to condensed consolidated unaudited financial statements.

Yunhong CTI, LTD

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended March 31,
	2021	2020

Cash flows from operating activities:
Net loss	$(380,349)	$(494,119)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation and amortization	124,197	294,003
Amortization of ROU Asset	152,053	235,368
Amortization of deferred gain on sale/leaseback	-	(25,684)
Provision for losses on accounts receivable	12,176	10,492
Provision for losses on inventories	-	3,770
Change in assets and liabilities:
Accounts receivable	(1,859,940)	797,188
Inventories	(15,756)	241,530
Prepaid expenses and other assets	(212,159)	133,257
Trade payables	752,689	(157,864)
Change in ROU Liability	(152,053)	(235,368)
Accrued liabilities	158,480	39,729

Net cash (used in) provided by operating activities	(1,420,662)	842,302

Cash flows from investing activities:
Purchases of property, plant and equipment	(45,784)	(18,526)

Net cash used in investing activities	(45,784)	(18,526)

Cash flows from financing activities:
Repayment of debt and revolving line of credit	-	(4,716,429)
Proceeds from issuance of Series A preferred stock	-	3,626,600
Cash paid for stock issuance costs	-	(570,160)
Cash paid for deferred financing fees	-	(39,722)
Proceeds from issuance of long-term debt and revolving line of credit	1,557,444	-

Net cash provided by (used in) financing activities	1,557,444	(1,699,711)

Effect of exchange rate changes on cash	(554,714)	190,942

Net decrease in cash and cash equivalents	(463,716)	(684,993)

Cash and cash equivalents at beginning of period	624,953	845,098

Cash and cash equivalents at end of period	$161,237	$160,105

The cash flows related to discontinued operations of $75,632 and $6,073 as of March 31,2021 and 2020, respectively have not been segregated, and are included in the Consolidated Statements of Cash Flows. The cash and equivalents amounts presented above differ from cash and equivalents in the Consolidated Balance Sheets due to cash included in “Current assets of discontinued operations.”

Supplemental disclosure of cash flow information and noncash investing and financing activities:
Cash payments for interest	$194,882	$441,000
Accrual for stock issuance costs	$-	$250,000
Conversion of debt to Series A Preferred	$-	$478,000
Accrued Divided and Accretion on preferred stock	$208,876	$53,000
Issuance of Placement agent warrants in connection with Series A Preferred offering	$-	$753,000
Issuance of Common stock to placement agent	$-	$306,000
Issuance of Series C Preferred in exchange from advance from investor	$1,500,000	$-
Lease right-of-use assets and lease liability	$567,950	$-
Amortization of beneficial conversion feature and deemed dividend on Series C Preferred stock	$1,500,000	$2,300,000

See accompanying notes to condensed consolidated unaudited financial statements.

Yunhong CTI, Ltd

Consolidated Statements of Shareholders' Equity

	Yunhong CTI, Ltd
	Three Months Ended March 31, 2020
											Accumulated
	Series A		Series B		Series C					Accumulated	Other	Less
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	(Deficit)	Comprehensive	Treasury Stock		Noncontrolling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Interest	TOTAL

Balance December 31, 2019	-	$-	-	$-	-	$-	3,879,608	$13,898,494	$3,587,287	$(9,992,841)	$(5,348,812)	(43,658)	$(160,784)	$(856,837)	$1,126,507

Convertible Preferred Stock Issuance - cash	362,660	3,509,933					140,000	116,667							3,626,600
Convertible Preferred Stock Issuance - conversion of debt	48,200	478,017													478,017
Common stock issued for placement agent fees		(306,000)					200,000	306,000							-
Warrants issued to placement agent and other issuance costs		(752,924)							752,927
Placement agent fees and issuance costs		(820,160)													(820,160)
Beneficial Conversion feature (BCF) on Series A Preferred Stock		(2,328,473)							2,328,473						-
Deemed Dividend on BCF of Series A Preferred Stock		2,328,473							(2,328,473)						-
Accrued Deemed Dividend - Series A Preferred Stock		52,741							(52,741)						-
Net Loss										(638,696)				144,577	(494,119)
Foreign Currency Translation											(1,363,503)				(1,363,503)
Balance March 31, 2020	410,860	$2,161,607	-	$-	-	$-	4,219,608	$14,321,161	$4,287,473	$(10,631,537)	$(6,712,315)	(43,658)	$(160,784)	$(712,260)	$2,553,342

	Three Months Ended March 31, 2021
											Accumulated
	Series A		Series B		Series C					Accumulated	Other	Less
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	(Deficit)	Comprehensive	Treasury Stock		Noncontrolling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Interest	TOTAL

Balance December 31, 2020	500,000	$2,754,583	-	$-	-	$-	5,827,304	$14,537,828	$5,041,511	$(14,382,327)	$(5,885,112)	(43,658)	$(160,784)	$(718,212)	$1,187,487

Series C Convertible Preferred Stock Issuance					170,000	1,500,000									1,500,000
Series B Convertible Preferred Stock Modification			170,000	1,612,707											1,612,707
Convertible Preferred Stock Issuance - conversion of debt															-
Common stock issued for warrants exercised - cashless							103,104
BCF on Series C Preferred Stock									1,500,000						1,500,000
Deemed Dividend on BCF of Series C Preferred Stock									(1,500,000)						(1,500,000)
Accrued Deemed Dividend - Series A Preferred Stock		100,000		-		-			(100,000)						-
Accrued Deemed Dividend - Series B Preferred Stock									(33,611)						(33,611)
Accrued Deemed Dividend - Series C Preferred Stock						28,333			(28,333)						-
Accretion of Series B Preferred Stock									(46,932)						(46,932)

Net Loss										(422,163)				41,814	(380,349)
Foreign Currency Translation											(16,267)				(16,267)
Balance March 31, 2021	500,000	$2,854,583	170,000	$1,612,707	170,000	$1,528,333	5,930,408	$14,537,828	$4,832,635	$(14,804,490)	$(5,901,379)	(43,658)	$(160,784)	$(676,398)	$3,823,035

See accompanying notes to unaudited condensed consolidated financial statements

Yunhong CTI Ltd. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 - Basis of Presentation

The accompanying condensed (a) consolidated balance sheet as of March 31, 2021 and (b) the unaudited interim condensed consolidated financial statements have been prepared and, in the opinion of management, contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the consolidated financial position and the consolidated statements of comprehensive income and consolidated cash flows for the periods presented in conformity with generally accepted accounting principles for interim consolidated financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2021. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2020.

Principles of consolidation and nature of operations:

Yunhong CTI Ltd, its Mexican subsidiary (Flexo Universal, S. de R.L. de C.V.), its German subsidiary (CTI Europe GmbH) and CTI Supply, Inc. (collectively, the “Company”) (i) design, manufacture and distribute metalized and latex balloon products throughout the world and (ii) operate systems for the production, lamination, coating and printing of films used for food packaging and other commercial uses and for conversion of films to flexible packaging containers and other products. As discussed in Note 2 Discontinued Operations, effective in the third quarter of 2019, the Company determined that it was exiting the business formerly conducted by CTI Europe GmbH (“CTI Europe”). Accordingly, the operations of this entity are classified as discontinued operations in these financial statements.

The condensed consolidated financial statements include the accounts of Yunhong CTI Ltd., and CTI Supply, Inc. and its majority owned subsidiaries, Flexo Universal and CTI Europe, as well as the accounts of Venture Leasing S. A. de R. L.

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

Use of estimates:

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the amounts reported of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period in the financial statements and accompanying notes. Actual results may differ from those estimates. The Company’s significant estimates include valuation allowances for doubtful accounts and inventory valuation, and assumptions used as inputs in the Black-Scholes option-pricing model.

Earnings per share:

Basic (loss) per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during each period.

Diluted (loss) per share is computed by dividing the net loss by the weighted average number of shares of common stock and equivalents (stock options and warrants), unless anti-dilutive, during each period.

As of March 31, 2021 and 2020, shares to be issued upon the exercise of options and warrants aggregated nil and 632,660, respectively. The number of shares included in the determination of earnings on a diluted basis for the three months ended March 31, 2021 and 2020 were none, as doing so would have been anti-dilutive.

Significant Accounting Policies:

The Company’s significant accounting policies are summarized in Note 2 of the Company’s consolidated financial statements for the year ended December 31, 2020. There were no significant changes to these accounting policies during the three months ended March 31, 2021.

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

Note 2 – Discontinued Operations

In July 2019 management and the Board engaged in a review of CTI Balloons and CTI Europe and determined that they are not accretive to the Company overall, add complexity to the Company’s structure and utilize resources. Therefore, as of July 19, 2019, the board authorized management to divest of CTI Balloons and CTI Europe. These actions are being taken to focus our resources and efforts on our core business activities, particularly foil balloons and ancillary products based in North America. The Company determined that these entities met the held-for-sale and discontinued operations accounting criteria. Accordingly, the Company has reported the results of these operations as discontinued operations in the Consolidated Statements of Comprehensive Income and presented the related assets and liabilities as held-for-sale in the Consolidated Balance Sheets. These changes have been applied for all periods presented. The disposal of CTI Europe was delayed due to COVID issues but is expected to be completed in the next three months. The Company divested its CTI Balloons (United Kingdom) subsidiary in the fourth quarter 2019.

In October 2019, we determined that we would not renew our Trademark License Agreement with SC Johnson when it expired on December 31, 2019. Under this Agreement, we were licensed to manufacture and sell a line of vacuum sealing machines and pouches under the Ziploc® Brand Vacuum Sealer System. The terms of the Agreement included a run-off provision which allowed us to sell products under the Ziploc® trademark for 90 days after the end of the Agreement. Our exit of the Ziploc® product line is considered a strategic shift and had a major effect on our operations and financial results. Therefore, this product line has been presented as discontinued operations.

CTI Europe recorded a gain from discontinued operations, net of taxes of $52,708 and $317,000 for the three months ended March 31, 2021 and March 31, 2020, respectively.

Our Ziploc product line recorded a loss from discontinued operations, net of taxes of nil and ($804,000) for the three months ended March 31, 2021 and March 31, 2020, respectively.

Summarized Discontinued Operations Financial Information

The following table summarizes the major line items for the operations that are included in the income from discontinued operations, net of tax line item in the Unaudited Consolidated Statements of Income for the three months ended:

	March 31, 2021	March 31, 2020
Income Statement
Net Sales	79,833	1,057,058
Cost of Sales	126,906	1,174,045

Gross Loss	$(47,073)	$(116,987)

SG&A	92,266	524,550

Operating Loss	$(139,339)	$(641,537)

Other Expense	9,963	13,220

Total pretax loss from discontinued operations	$(149,302)	$(654,757)

Gain from classification to held for sale	250,664	168,120

Net Income (Loss) prior to non-controlling interest	$101,362	$(486,637)

Non-controlling Interest share of profit/loss	48,654	152,094

Net Income (Loss)	$52,708	$(638,731)

The following table summarizes the carrying amounts of major classes of assets and liabilities of discontinued operations for each of the periods presented:

Yunhong CTI Ltd.
Unaudited Consolidated Balance Sheet

	March 31, 2021	December 31, 2020
Balance Sheet
Assets
Current Assets
Cash on hand and Banks	$75,632	$195,496
Accounts Receivable	29,398	117,687
Inventory	-	-
Prepaid & Other	60,633	62,275

TOTAL Current Assets	165,663	375,458

NET Property, Plant, and Equipment	6,445	7,471

Other Assets
Operating lease right-of-use	-	129,411
Other	32,543	32,543
TOTAL Other Assets	32,543	161,954
TOTAL Non-Current Assets	38,988	169,425

Valuation Allowance on Assets Held for Sale	-	(250,664)

TOTAL Assets	$204,651	$294,219

Liabilities
Current Liabilities
Trade Accounts Payable	83,229	21,256
Operating Lease Liabilities - Current	-	93,514
Other/Accrued Liabilities	(3,271)	(2,796)
TOTAL Current Liabilities	79,958	111,974

Non-Current Liabilities
Operating Lease Liabilities - Non Current	-	35,897
Other Non-Current	35,385	36,706
TOTAL Non-Current Liabilities	35,385	72,603

TOTAL Liabilities	$115,343	$184,577

The cash flows related to discontinued operations have not been segregated and are included in the Consolidated Statements of Cash Flows. The following table summarizes depreciation from discontinued operations for each of the periods presented:

	Three Months Ended
	March 31,
	2021	2020
Depreciation	$710	$154,892

Note 3 – Liquidity and Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has a cumulative net loss from inception to March 31, 2021 of over $14 million. The accompanying financial statements for the three months ended March 31, 2021 have been prepared assuming the Company will continue as a going concern. The Company’s cash resources from operations may be insufficient to meet its anticipated needs during the next twelve months. The Company will require additional financing to fund its future planned operations.

The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses. Management’s plans to continue as a going concern include raising additional capital through sales of equity securities and borrowing, continuing to focus our Company on the most profitable elements, and exploring alternative funding sources on an as needed basis. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. The COVID-19 pandemic has impacted the Company’s business operations to some extent and is expected to continue to do so and, in light of the effect of such pandemic on financial markets, these impacts may include reduced access to capital. The ability of the Company to continue as a going concern is dependent upon its ability to successfully secure other sources of financing and attain profitable operations. There is substantial doubt about the ability of the Company to continue as a going concern for one year from the issuance of the accompanying consolidated financial statements. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company’s primary sources of liquidity have traditionally been comprised of cash and cash equivalents as well as availability under the Credit Agreement with PNC (see Note 4). As of March 2019, October 2019 and January 2020, we entered into forbearance agreements with PNC. We encountered subsequent compliance failures with covenants during 2020 and we were out of compliance with the terms of our credit facility, as amended, as of March 31, 2021.

On April 23, 2021, the Company entered into a Purchase and Sale Agreement (“PSA”) with an unaffiliated purchaser (the “Purchaser”) pursuant to which the Company sold its facility in Lake Barrington, Illinois (the “Lake Barrington Facility”), in which our headquarters office, production and warehouse space are located, to the Purchaser. The sale price for the Lake Barrington Facility was $3,500,000, consisting of $2,000,000 in cash and a promissory note with a principal amount of $1,500,000, due and payable on May 3, 2021 (the “Purchaser Promissory Note”). Concurrently with the closing under the PSA, the Company and the Purchaser entered into a lease agreement pursuant to which the Company agreed to lease the Lake Barrington Facility from the Purchaser for a period of ten years. The annual base rent commences at $500,000 for the first year of the term and escalates annually to $652,386 during the last year of the term of the lease. As the decision to sell the Lake Barrington Facility was made in April 2021, the facility is not classified as held for sale as of March 31, 2021.  Concurrently with the entry into the PSA and the Lease, the Company entered into a Consent, Forbearance and Amendment No. 6 to Revolving Credit, Term Loan and Security Agreement (the “Amendment Agreement”) with PNC for itself and for the other participant lenders thereunder (collectively, the “Lender”). Prior to entering into the Amendment Agreement, PNC had notified the Company that various events of default had occurred under the Loan Agreement (the “Existing Defaults”) and were continuing. Pursuant to the Amendment Agreement, the Lender consented to the transactions contemplated by the PSA and the Lease, as required under the Loan Agreement.  As a condition to the Amendment Agreement, the Company agreed that the full $2,000,000 in cash proceeds from the sale of the Lake Barrington Facility would be applied to repay the $2,000,000 term loan owed to the Lender pursuant to the Loan Agreement. The Company further agreed that $1,500,000 in proceeds from the Purchaser Promissory Note will be applied to amounts due and owing to the Lender under revolving credit advances made pursuant to the Loan Agreement (the “Revolving Loans”). Pursuant to the Amendment Agreement, the Lender agreed to forbear from exercising its rights and remedies with respect to the Existing Event of Defaults under the Loan Agreement for a period ending on the earlier of September 30, 2021, the occurrence of a new event of default under the Loan Agreement, or the occurrence of a Termination Event (as defined therein). Additionally, certain additions and amendments to the Loan Agreement were set forth in the Amendment Agreement, including:

●	The Maximum Revolving Advance Amount is reduced from $18,000,000 to $9,000,000;
●	The Termination Date of the Loan Agreement is revised from December 14, 2022 to December 31, 2021;

●

On or before June 30, 2021, or such later date as the Lender agrees in its sole discretion, the Company shall receive an equity investment of at least $1,500,000 and apply 100% of the proceeds to a reduction of the Revolving Credit Advance under the Loan Agreement (the “Equity Investment”);

●

On or before August 15, 2021, or such later date as the Lender agrees in its sole discretion, the Company shall deliver to Lender (i) a binding term sheet, in form and substance acceptable to Lender, from a financing source that provides for the refinance and payment in full, in cash, of the obligations owing under the Loan Agreement on or before September 30, 2021, or (ii) evidence, in form and substance satisfactory to the Lender, that certain equity holders of the Company have available and identifiable funds that are on deposit with a depository institution that are sufficient to pay in full, in cash, all of the Company obligations under the Loan Agreement on or before September 30, 2021;

●	On or before September 30, 2021, the Company will cause all of the amounts owing under the Loan Agreement to be paid in full in cash;
●	The Forbearance Reserve (as defined in Amendment No. 5 to the Loan Agreement) shall be increased from $1,025,000 to $2,525,000;
●	Effective August 1, 2021, accounts receivable from Wal-Mart Stores and its affiliates shall no longer be considered eligible receivables;
●	Modifications will be made to the budget, testing and variance provisions of the Loan Agreement.

In consideration for entering into the Loan Amendment, the Company agrees to pay the Lender a Forbearance Fee of $1,000,000. Provided, however, that, so long as no event of default under the Loan Agreement has occurred (including as a result of a failure of the Company to pay down the Revolving Loans by $1,500,000 with the proceeds of the Purchaser Promissory Note, (i) if the Company consummates the Equity Investment by June 30, 2021, the Forbearance Fee shall be reduced by $250,000, to $750,000, and (ii) if the Company causes all of the obligations under the Loan Agreement to be paid in full, in cash, on or before September 30, 2021, the Forbearance Fee shall be reduced by an additional $500,000, to $250,000.

Note 4 - Debt

During December 2017, we terminated a prior credit arrangement and entered in new financing agreements (as amended to date, the “PNC Agreements”) with PNC Bank, National Association (“PNC”). The PNC Agreements, included a $6 million term loan and a $9 million revolving credit facility, with a termination date of December 2021.

Available credit under the Revolving Credit facility is determined by eligible receivables and inventory at CTI Industries (U.S.) and Flexo Universal (Mexico).

Certain terms of the PNC Agreements include:

●	Negative Covenants: Negative covenants under which we are prohibited from, or restricted in our ability to:
o	Borrow money;
o	Pay dividends and make distributions;
o	Make certain investments;
o	Use assets as security in other transactions;
o	Create liens;
o	Enter into affiliate transactions;
o	Merge or consolidate; or
o	Transfer and sell assets.

●	Financial Covenants: Financial covenants we are required to meet including:
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

The PNC Agreements provides for interest at varying rates in excess of the prime rate, depending on the level of senior debt to EBITDA over time.

Failure to comply with these covenants has caused us to pay a higher rate of interest (increased by 4% pursuant to the PNC Agreements), and other potential penalties may impact the availability of the credit facility itself, and thus might negatively impact our ability to remain a going concern. As described above in this Note as well as in Note 3, we remain out of compliance with the terms of this facility.

As of January 1, 2019, the Company had a note payable to John H. Schwan, Director and former Chairman of the Board, for $1.6 million, including accrued interest. This loan accrues interest at 6%, is due on demand, and is subordinate to the PNC Agreements. During January 2019, Mr. Schwan converted $600,000 of the note into approximately 181,000 shares of our common stock at the then market rate of $3.32 per share. As a result of the conversion, the loan balance decreased to $997,019 and Company and Mr. Schwan agreed to increase the interest rate to 6%.

The loan and interest payable to Mr. Schwan amounted to $1,140,709 and $1,123,769 as of March 31, 2021 and December 31, 2020, respectively.

No payments were made to Mr. Schwan since 2019. Interest expense related to this loan amounted to $17,000 and $15,000 for the three months end March 31, 2021 and 2020, respectively.

During 2020, Flexo replaced a $260,000 line of credit with three lines of credit totaling $260,000.  Flexo’s total debt instruments as of March 31, 2021 amounted to $1.8 million.

Note 5 - Shareholders' Equity

Series A Preferred Stock

On January 3, 2020, the Company entered into a stock purchase agreement (as amended on February 24, 2020 and April 13, 2020 (the “LF Purchase Agreement”)), pursuant to which the Company agreed to issue and sell, and LF International Pte. Ltd., a Singapore private limited company (“LF International”), which is controlled by Company director, President and Chief Executive Officer, Mr. Yubao Li, agreed to purchase, up to 500,000 shares of the Company’s newly created shares of Series A Preferred Stock (“Series A Preferred”), with each share of Series A Preferred initially convertible into ten shares of the Company’s common stock, at a purchase price of $10.00 per share, for aggregate gross proceeds of $5,000,000 (the “LF International Offering”). As permitted by the Purchase Agreement, the Company may, in its discretion issue up to an additional 200,000 shares of Series A Preferred for a purchase price of $10.00 per share (the “Additional Shares Offering,” and collectively with the LF International Offering, the “Offering”). Approximately $1 million of Series A Preferred has been sold as of March 31, 2021, including to an investor which converted an account receivable of $478,000 owed to the investor by the Company in exchange for 48,200 shares of Series A Preferred. The Company completed several closings with LF International from January 2020 through June 2020. The majority of the funds received reduced our bank debt. We issued a total of 400,000 shares of common stock to LF International and, pursuant to the LF Purchase Agreement, changed our name from CTI Industries Corporation to Yunhong CTI Ltd. LF International has the right to name three directors to serve on our Board. They are Mr. Yubao Li, our Chairman, Ms. Wan Zhang and Ms. Yaping Zhang.

The issuance of the Series A Preferred generated a beneficial conversion feature (BCF), which arises when a debt or equity security is issued with an embedded conversion option that is beneficial to the investor or in the money at inception because the conversion option has an effective strike price that is less than the market price of the underlying stock at the commitment date. The fair value of the common stock into which the Series A Preferred was convertible exceeded the allocated purchase price fair value of the Series A Preferred Stock at the closing dates by approximately $2.5 million as of the closing dates.  We recognized this BCF by allocating the intrinsic value of the conversion option, to additional paid-in capital, resulting in a discount on the Series A Preferred. As the Series A Preferred is immediately convertible, the Company accreted the discount on the date of issuance.  The accretion was recognized as dividend equivalents.  Holders of the Series A Preferred will be entitled to receive quarterly dividends at the annual rate of 8% of the stated value ($10 per share). Such dividends may be paid in cash or in shares of common stock at the Company’s discretion.  In the three months ending March 31 2021 and 2020 the Company accrued $100,000 and $52,741, respectively, of these dividends.

Series B Preferred

In November 2020, we issued 170,000 shares of Series B Preferred for an aggregate purchase price of $1,500,000. The Series B Preferred have an initial stated value of $10.00 per share and liquidation preference over common stock. The Series B Preferred is convertible into shares of our common stock equal to the number of shares determined by dividing the sum of the stated value and any accrued and unpaid dividends by the conversion price of $1.00. The Series B Preferred accrues dividends at a rate of 8 percent per annum, payable at our election either in cash or shares of the Company’s common stock. Initially, the Series B Preferred, in whole or part, was redeemable at the option of the holder (but not mandatorily redeemable) at any time on or after November 30, 2021 for the stated value, plus any accrued and unpaid dividends and thus was classified as mezzanine equity and initially recognized at fair value of $1.5 million (the proceeds on the date of issuance). In March 2021, the terms of the Series B Preferred were modified to eliminate the ability of the holder to redeem the Series B Preferred. As the Series B Preferred is no longer redeemable, the Series B Preferred is not classified as mezzanine equity as of March 31, 2021.  As a result, the carrying value as of March 31, 2021 amounted to $1,612,707 which consists of $1,500,000 original carrying value, $47,206 accrued dividends and $65,500 accretion ($46,937 which occurred in 2021).

Series C Preferred

In January 2021 we entered into an agreement with a related party, LF International Pte. Ltd. which is controlled by the Chairman of the Board of Directors Mr. Yubao Li, to purchase shares of Series C Preferred stock.  We issued 170,000 shares of Series C Preferred for an aggregate purchase price of $1,500,000. The Series C Preferred have an initial stated value of $10.00 per share and liquidation preference over common stock. The Series C Preferred is convertible into shares of our common stock equal to the number of shares determined by dividing the sum of the stated value and any accrued and unpaid dividends by the conversion price of $1.00. The Series C Preferred accrues dividends at a rate of 8 percent per annum, payable at our election either in cash or shares of the Company’s common stock. The issuance of the Series C Preferred generated a beneficial conversion feature (BCF), which arises when a debt or equity security is issued with an embedded conversion option that is beneficial to the investor or in the money at inception because the conversion option has an effective strike price that is less than the market price of the underlying stock at the commitment date. The fair value of the common stock into which the Series C Preferred was convertible exceeded the allocated purchase price of the Series C Preferred at the closing dates by greater than the allocated purchase price. Therefore, the BCF was the purchase price of the Series C Preferred ($1.5 million) and was allocated to Additional Paid-in Capital, resulting in a discount on the Series C Preferred Stock. As the Series C Preferred Stock is immediately convertible, the Company accreted the discount on the date of issuance.  The accretion to the carrying value of the Series C Preferred is treated as a deemed dividend, recorded as a charge to Additional Paid in Capital and deducted in computing earnings per share.

Warrants

In connection with the Series A Offering, in 2020 the Company issued 792,660 warrants to purchase 792,660 shares of the Company’s common stock for $1 per share. During 2020, 597,500 warrants were exercised in cash-less exchange for 391,308 shares of the Company’s common stock.  In January and February 2021, the remaining 195,160 warrants were exercised in a cash-less exchange for 103,104 shares of the Company’s common stock.

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

Estimated forfeitures: When estimating forfeitures, the Company considers historical terminations as well as anticipated retirements.

A summary of the Company’s stock warrant activity is as follows:

	Shares under Option	Weighted Average Exercise Price
Balance at December 31, 2020	195,160	$1.00
Granted	-	1.00
Cancelled/Expired	-	1.00
Exercised/Issued	(195,160)	1.00
Outstanding at March 31, 2021	-	1.00

Exercisable at March 31, 2021	-	$1.00

Note 6 - Legal Proceedings

The Company may be party to certain lawsuits or claims arising in the normal course of business. The ultimate outcome of these matters is unknown but, in the opinion of management, we do not believe any of these proceedings will have, individually or in the aggregate, a material adverse effect upon our financial condition, cash flows or future results of operation.

In July, 2017, God’s Little Gift, Inc. (d\b\a) Helium and Balloons Across America and Gary Page (“Claimants”) filed an action against the Company based on disputed compensation amounts over several years. This action was resolved by mutual agreement between the parties during January 2019. Mr. Page received 20,000 shares of CTI common stock, $5,000 in cash, and a minimum payout in his monthly royalty calculation of $7,667 beginning March 1, 2019 and ending August 1, 2021. The balance remaining as of March 31, 2021 and December 31, 2020 amounted to $38,325 and $53,659, respectively.

FedEx Trade Networks Transport and Brokerage Inc. v. CTI Industries Corp., Case No. 20 L 46, was filed on January 27, 2020 in the Circuit Court of the 19th Judicial Circuit, Lake County, Illinois.  The complaint for breach of contract sought $163,964.75 in damages, plus interest and court costs. On October 15, 2020, the case was dismissed with leave to reinstate pursuant to settlement. The settlement calls for the payment of $100,400.00 in monthly installments of $10,000 per month for a period of ten (10) months and with the last payment being in the amount of $10,400. The first payment came due and was made on October 30, 2020, and payments have been made monthly. The balance remaining as of March 31, 2021 and December 31, 2020 amounted to $40,400 and $70,400, respectively.

Airgas USA, LLC v. CTI Industries Corp., Case No. 01-20-0014-7852 was filed with the American Arbitration Association on or about September 8, 2020. The claim seeks $212,000, plus interest, attorneys’ fees and costs for breach of contract. Claimant agreed to give CTI an extension to respond to the claim so the parties could attempt to resolve. On February 10, 2021, Airgas accepted CTI’s offer to pay $125,000 over 10 months. Airgas agreed to the settlement in March of 2021. The liability recorded by the Company as of March 31, 2021 and December 31, 2020 amounted to $125,000, respectively.

On October 19, 2020, Jules and Associates, Inc. sent CTI a demand letter related to the lease of certain equipment. The letter demanded $65,846.99 for alleged past due amounts under the lease as well as a return of the equipment. Discussions regarding the return of the equipment are ongoing and no lawsuit has been filed. On April 5, 2020 Jules & Associates, Inc. filed and served on CTI a demand for arbitration with JAMS related to the lease of certain equipment.  The demand requests $98,244.55 for alleged past due amounts under the lease as well as a return of the equipment or its fair market value. The Company accrued the $0.1 million in committed costs under this settlement in its March 31, 2021 financial statements. The liability recorded by the Company as of March 31, 2021 and December 31, 2020 amounted to $91,298 and $75,187, respectively.

On October 19, 2020, Redwood Multimodal sent CTI a demand for the withholding of payment in the amount $98,960.88 for loads brokered by Redwood. Settlement discussions are ongoing and no lawsuit has been filed. The Company accrued the $0.1 million in committed costs under this settlement in its March 31, 2021 financial statements. The liability recorded by the Company as of March 31, 2021 and December 31, 2020 amounted to $98,961.

Benchmark Investments, Inc. v. Yunhong CTI Ltd filed a case in the United States District Court for the Southern District of New York on March 16, 2021 and served on CTI on March 31, 2021.  CTI has through June 4, 2021 to file its response to the complaint.  The complaint seeks damages in excess of $500,000.

Note 7 - Other Comprehensive Income

In the three months ended March 31, 2021 and 2020, the Company incurred other comprehensive income (loss) of approximately $32,000 and ($1,364,000), respectively, from foreign currency translation adjustments.  The main contributing factor for the large other comprehensive loss in the three months ended March 31, 2020 was the sudden 25% decline in the valuation of the Mexican peso related to the COVID-19 pandemic and the resulting large-scale, rapid impacts to the world economy.  The Mexican peso has since generally stabilized which has afforded the Company a small income for three months ended March 31, 2021.

Note 8 - Geographic Segment Data

The Company has determined that it operates primarily in one business segment that designs, manufactures, and distributes film and film related products for use in packaging, storage, and novelty balloon products. The Company operates in foreign and domestic regions. Information about the Company's continuing operations by geographic area is as follows:

	Net Sales to Outside Customers
	For the Three Months Ended
	March 31,
	2021	2020

United States	$6,599,000	$5,426,000
Mexico	817,000	1,642,000

	$7,416,000	$7,068,000

	Total Assets at
	March 31,	December 31,
	2021	2020

United States	$15,836,000	$12,459,000
Mexico	7,506,000	8,798,000
Assets Held for Sale International Subsidiaries	205,000	294,000

	$23,547,000	$21,551,000

Note 9 - Inventories, Net of Continuing Operations

	March 31, 2021	December 31, 2020
Raw materials	$1,218,000	$1,177,000
Work in process	2,979,000	2,799,000
Finished goods	6,890,000	7,224,000
In Transit	86,000	88,000
Allowance for excess quantities	(250,000)	(318,000)
Total inventories	$10,923,000	$10,970,000

Note 10 - Concentration of Credit Risk

Concentration of credit risk with respect to trade accounts receivable is generally limited due to the large number of entities comprising the Company's customer base. The Company performs ongoing credit evaluations and provides an allowance for potential credit losses against the portion of accounts receivable which is estimated to be uncollectible. Such losses have historically been within management's expectations. During the three months ended March 31, 2021 and 2020, there was one customer whose purchases represented more than 10% of the Company’s consolidated net sales. Sales to this customer for the three months ended March 31, 2021 and 2020 are as follows:

	Three Months Ended		Three Months Ended
	March 31, 2021		March 31, 2020
Customer	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Customer A	$3,991,000	54%	$3,222,000	46%

As of March 31, 2021, the total amounts owed to the Company by this customer were approximately $2,385,000 or 33% of the Company’s consolidated net accounts receivable. The amounts owed at March 31, 2020 by this customer was approximately $2,097,000 or 29% of the Company’s consolidated net accounts receivable.

Note 11 - Related Party Transactions

John H. Schwan, who resigned as Chairman of the Board on June 1, 2020, is the brother of Gary Schwan, one of the owners of Schwan Incorporated, which provides building maintenance services to the Company. The Company made payments to Schwan Incorporated of approximately $31,000 and none during the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021 the payable balance amounted to nil. Jana M. Schwan, Chief Operating Officer of the Company, is the daughter of John H. Schwan.

During the period from January 2003 to the present, John H. Schwan has made loans to the Company which had outstanding balances of $1,140,709 and $1,123,769 as of March 31, 2021 and December 31, 2020, respectively.  No payments were made to Mr. Schwan since 2019. Interest expense related to this loan amounted to $17,000 and $15,000 for the three months end March 31, 2021 and 2020, respectively.

Items identified as Notes Payable Affiliates in the Company's Consolidated Balance Sheet as of March 31, 2021 and 2020 include loans by shareholders to Flexo Universal totaling nil and $9,000, respectively.

On July 1, 2019, the Company deconsolidated Clever, and as result the Company recorded a note receivable of $1.3 million. One of owners of Clever is John Schwan from above. In 2020, the Company had reserved $1,277,000 of this receivable and as a result the balance as of December 31, 2020 and March 31, 2021 amounted to $100,000.

In January 2021 we entered into an agreement with a related party, LF International Pte. Ltd. which is controlled by the Chairman of the Board of Directors Mr. Yubao Li, to purchase shares of Series C Preferred stock.  We issued 170,000 shares of Series C Preferred for an aggregate purchase price of $1,500,000.  Additional details regarding the transaction are discussed in Note 5.

Note 12 - Derivative Instruments; Fair Value

The Company accounts for derivative instruments in accordance with U.S. GAAP, which requires that all derivative instruments be recognized on the balance sheet at fair value. We may enter into interest rate swaps to fix the interest rate on a portion of our variable interest rate debt to reduce the potential volatility in our interest expense that would otherwise result from changes in market interest rates. Our derivative instruments are recorded at fair value and are included in accrued liabilities of our consolidated balance sheet. Our accounting policies for these instruments are based on whether they meet our criteria for designation as hedging transactions, which include the instrument’s effectiveness, risk reduction and, in most cases, a one-to-one matching of the derivative instrument to our underlying transaction. As of March 31, 2021, we had no such instrument.

Note 13 - Leases

We adopted ASC Topic 842 (Leases) on January 1, 2019. In July 2020, the Company entered into a lease agreement for a building through June 2021 (with no extension options).   The monthly lease payments are $38,000.  The Company made a policy election to not recognize right of use assets and lease liabilities that arise from leases with an initial term of twelve months or less on the Consolidated Balance Sheets.   However, the Company recognized these lease payments in the Consolidated Statement of Operations on a straight-line basis over the lease term and variable lease payments in the period in which the expense was incurred. This lease terminated during 2021 and was replaced with a new lease. In March 2021, the Company entered into a lease agreement for a building through September 2022. The monthly lease payments are $34,000.  As a result of this new lease, in March 2021, the Company recorded a right of use asset of $567,950 and a related operating lease liability and used the incremental borrowing rate of 11%.

Note 14 - Subsequent Events

The Company evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission. Other than the items discussed in Note 3 related to the April 23, 2021 Purchase and Sale Agreement ("PSA") and related lease and note payable, there were no subsequent events that required recognition or disclosure.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report on Form 10-Q includes both historical and “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future results. Words such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” or similar words are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Although we believe that our opinions and expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements, and our actual results may differ substantially from the views and expectations set forth in this Quarterly Report on Form 10-Q. We disclaim any intent or obligation to update any forward-looking statements after the date of this Quarterly Report on Form 10-Q to conform such statements to actual results or to changes in our opinions or expectations. These forward-looking statements are affected by factors, risks, uncertainties and assumptions that we make, including, without limitation, those discussed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 under the heading “Risk Factors.”

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

Summary of Subsequent Events

On April 23, 2021, the Company entered into a Purchase and Sale Agreement (“PSA”) with an unaffiliated purchaser (the “Purchaser”) pursuant to which the Company sold its facility in Lake Barrington, Illinois (the “Lake Barrington Facility”), in which our headquarters office, production and warehouse space are located, to the Purchaser. The sale price for the Lake Barrington Facility was $3,500,000, consisting of $2,000,000 in cash and a promissory note with a principal amount of $1,500,000, due and payable on May 3, 2021 (the “Purchaser Promissory Note”). Concurrently with the closing under the PSA, the Company and the Purchaser entered into a lease agreement pursuant to which the Company agreed to lease the Lake Barrington Facility from the Purchaser for a period of ten years. The annual base rent commences at $500,000 for the first year of the term and escalates annually to $652,386 during the last year of the term of the lease. As the decision to sell the lake Barrington Facility was made in April 2021, the facility is not classified as held for sale as of March 31, 2021.Concurrently with the entry into the PSA and the Lease, the Company entered into a Consent, Forbearance and Amendment No. 6 to Revolving Credit, Term Loan and Security Agreement (the “Amendment Agreement”) with PNC for itself and for the other participant lenders thereunder (collectively, the “Lender”). Prior to entering into the Amendment Agreement, PNC had notified the Company that various events of default had occurred under the Loan Agreement (the “Existing Defaults”) and were continuing. Pursuant to the Amendment Agreement, the Lender consented to the transactions contemplated by the PSA and the Lease, as required under the Loan Agreement.  As a condition to the Amendment Agreement, the Company agreed that the full $2,000,000 in cash proceeds from the sale of the Lake Barrington Facility would be applied to repay the $2,000,000 term loan owed to the Lender pursuant to the Loan Agreement. The Company further agreed that $1,500,000 in proceeds from the Purchaser Promissory Note will be applied to amounts due and owing to the Lender under revolving credit advances made pursuant to the Loan Agreement (the “Revolving Loans”). Pursuant to the Amendment Agreement, the Lender agreed to forbear from exercising its rights and remedies with respect to the Existing Event of Defaults under the Loan Agreement for a period ending on the earlier of September 30, 2021, the occurrence of a new event of default under the Loan Agreement, or the occurrence of a Termination Event (as defined therein). Additionally, certain additions and amendments to the Loan Agreement were set forth in the Amendment Agreement, including:

●	The Maximum Revolving Advance Amount is reduced from $18,000,0000 to $9,000,000;
●	The Termination Date of the Loan Agreement is revised from December 14, 2022 to December 31, 2021;
●

On or before June 30, 2021, or such later date as the Lender agrees in its sole discretion, the Company shall receive an equity investment of at least $1,500,000 and apply 100% of the proceeds to a reduction of the Revolving Credit Advance under the Loan Agreement (the “Equity Investment”);

●

On or before August 15, 2021, or such later date as the Lender agrees in its sole discretion, the Company shall deliver to Lender (i) a binding term sheet, in form and substance acceptable to Lender, from a financing source that provides for the refinance and payment in full, in cash, of the obligations owing under the Loan Agreement on or before September 30, 2021, or (ii) evidence, in form and substance satisfactory to the Lender, that certain equity holders of the Company have available and identifiable funds that are on deposit with a depository institution that are sufficient to pay in full, in cash, all of the Company obligations under the Loan Agreement on or before September 30, 2021;

●	On or before September 30, 2021, the Company will cause all of the amounts owing under the Loan Agreement to be paid in full in cash;
●	The Forbearance Reserve (as defined in Amendment No. 5 to the Loan Agreement) shall be increased from $1,025,000 to $2,525,000;
●	Effective August 1, 2021, accounts receivable from Wal-Mart Stores and its affiliates shall no longer be considered eligible receivables;
●	Modifications will be made to the budget, testing and variance provisions of the Loan Agreement.

In consideration for entering into the Loan Amendment, the Company agreed to pay the Lender a Forbearance Fee of $1,000,000. Provided, however, that, so long as no Event of Default under the Loan Agreement has occurred (including as a result of a failure of the Company to pay down the Revolving Loans by $1,500,000 with the proceeds of the Purchaser Promissory Note, (i) if the Company consummates the Equity Investment by June 30, 2021, the Forbearance Fee shall be reduced by $250,000, to $750,000, and (ii) if the Company causes all of the obligations under the Loan Agreement to be paid in full, in cash, on or before September 30, 2021, the Forbearance Fee shall be reduced by an additional $500,000, to $250,000.

Comparability

In July 2019, management and the Board engaged in a review of CTI Balloons and CTI Europe and determined that they are not accretive to the Company overall, add complexity to the Company’s structure and utilize resources. Therefore, as of July 19, 2019, the Board authorized management to divest these international subsidiaries. These actions were taken to focus our resources and efforts on our core business activities, particularly foil balloons and ancillary products based in North America. The Company determined that these entities met the held-for-sale and discontinued operations accounting criteria. Accordingly, the Company has reported the results of these International operations as discontinued operations in the Consolidated Statements of Comprehensive Income and presented the related assets and liabilities as held-for-sale in the Consolidated Balance Sheets. These changes have been applied for all periods presented. The Company divested its CTI Balloons (United Kingdom) subsidiary in the fourth quarter 2019, its Ziploc product line in the first quarter 2020, and is divesting its CTI Europe (Germany) subsidiary in 2021.

Results of Operations

Net Sales. For the three month periods ended March 31, 2021 and 2020, net sales were $7,416,000 and $7,068,000, respectively.

For the three-month period ended March 31, 2021 and 2020, net sales by product category were as follows:

	Three Months Ended
	March 31, 2021		March 31, 2020
	$	% of	$	% of
Product Category	(000) Omitted	Net Sales	(000) Omitted	Net Sales	Variance	% change

Foil Balloons	$5,036	68%	$4,492	64%	$544	12.1%

Latex Balloons	697	9%	1,583	22%	(886)	-56.0%

Film Products	445	6%	215	3%	230	107.1%

Other	$1,237	17%	$778	11%	$459	59.0%

Total	$7,416	100%	$7,068	100%	$348	4.9%

Foil Balloons. Revenues from the sale of foil balloons increased during the three-month period from $4,492,000 ending March 31, 2020 compared to $5,036,000 during the three month period of 2021.

Latex Balloons. Revenues from the sale of latex balloons decreased during the three-month period from $1,583,000 during the three period ended March 31, 2020, to $697,000 during the same period of 2021. Latex balloons encountered a COVID-19 constraint, as production activities were severely limited by the Mexican government.

Films. Revenues from the sale of commercial films were $445,000 during the three-month period ended March 31, 2021, compared to $215,000 during the same period of 2020.

Other Revenues. Revenues from the sale of other products were $1,237,000 during the three-month period ended March 31, 2021, compared to $778,000 during the same period of 2020. The revenues from the sale of other products during the first three months of 2021 and 2020 include (i) sales of a line of “Candy Blossoms” and similar products consisting of candy and small inflated balloons sold in small containers and (ii) the sale of accessories and supply items related to balloon products.

Sales to a limited number of customers continue to represent a large percentage of our net sales. The table below illustrates the impact on sales of our top three and ten customers for the three month periods ended March 31, 2021 and 2020.

	Three Months Ended March 31,
	% of Sales
	2021	2020

Top 3 Customers	77%	56%

Top 10 Customers	92%	69%

During the three-month period ended March 31, 2021, there was one customer whose purchases represented more than 10% of the Company’s consolidated net sales. Sales to this customer for the three month period ended March 31, 2021 was $3,991,000 or 54% of consolidated net sales. Sales to this customer for the three months ended March 31, 2020 was $3,222,000, or 45% of consolidated net sales. As of March 31, 2021, the total amount owed to the Company by this customer was approximately $2,385,000, or 33% of the Company’s consolidated net accounts receivable. The amount owed at March 31, 2020 by this customer was approximately $2,097,000, or 29% of the Company’s consolidated net accounts receivable.

Cost of Sales. During the three month period ended March 31, 2021, the cost of sales was $6,323,000, compared to $5,586,000 for the same period of 2020 due to higher sales volume.

General and Administrative. During the three month period ended March 31, 2021, general and administrative expenses were $1,120,000 as compared to $702,000 for the same period in 2020 due mainly to increase to PNC violation and legal matters with vendors.

Selling, Advertising and Marketing. During the three month period ended March 31, 2021, selling, advertising and marketing expenses were $139,000 as compared to $175,000 for the same period in 2020.

Other Income (Expense). During the three month period ended March 31, 2021, the Company incurred interest expense of $231,000 as compared to interest expense of $441,000 during the same period of 2020.  Interest expense decreased due to the reduction of the Company's senior debt facility.

For the three month period ended March 31, 2021, the Company had a foreign currency transaction loss of $26,000 as compared to a loss of $154,000 during the same period of 2020.

Financial Condition, Liquidity and Capital Resources

Cash Flow Items.

Operating Activities. During the three months ended March 31, 2021, net cash used in operations was $1,421,000, compared to net cash provided by operations during the three months ended March 31, 2020 of $842,000.

Significant changes in working capital items during the three months ended March 31, 2021 included:

●	An increase in accounts receivable of $1,860,000 compared to a decrease in accounts receivable of $797,000 in the same period of 2020.
●	An increase in inventory of $16,000 compared to a decrease in inventory of $242,000 in 2020.
●	An increase in trade payables of $752,000 compared to a decrease in trade payables of $158,000 in 2020.
●	An increase in prepaid expenses and other assets of $212,000 compared to a decrease of $133,000 in 2020.
●	An increase in accrued liabilities of $158,000 compared to an increase in accrued liabilities of $40,000 in 2020.

Investing Activity. During the three months ended March 31, 2021, cash used in investing activity was $46,000, compared to cash used in investing activity for the same period of 2020 in the amount of $19,000.

Financing Activities. During the three months ended March 31, 2021, cash provided by financing activities was $1,557,000 compared to cash used in financing activities for the same period of 2020 in the amount of $1,700,000. Financing activity consisted principally of changes in the balances of revolving and long-term debt.

Liquidity and Capital Resources.

At March 31, 2021, the Company had cash balances of $86,000 compared to cash balances of $160,000 for the same period of 2020.  These amounts do not include cash related to discontinued operations of $75,632 and $6,073 as of March 31, 2021 and 2020.

The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses. Management’s plans to continue as a going concern include raising additional capital through sales of equity securities and borrowing, continuing to focus our Company on the most profitable elements, and exploring alternative funding sources on an as needed basis. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. The COVID-19 pandemic has impacted the Company’s business operations to some extent and is expected to continue to do so and, in light of the effect of such pandemic on financial markets, these impacts may include reduced access to capital. The ability of the Company to continue as a going concern is dependent upon its ability to successfully secure other sources of financing and attain profitable operations. There is substantial doubt about the ability of the Company to continue as a going concern for one year from the issuance of the accompanying consolidated financial statements. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company’s primary sources of liquidity have traditionally been comprised of cash and cash equivalents as well as availability under the Credit Agreement with PNC (see Note 4). As of March 2019, October 2019 and January 2020, we entered into forbearance agreements with PNC. We encountered subsequent compliance failures with covenants during 2020 and we were out of compliance with the terms of our credit facility, as amended, as of March 31, 2021.

On April 23, 2021, the Company entered into a Purchase and Sale Agreement (“PSA”) with an unaffiliated purchaser (the “Purchaser”) pursuant to which the Company sold its facility in Lake Barrington, Illinois (the “Lake Barrington Facility”), in which our headquarters office, production and warehouse space are located, to the Purchaser. The sale price for the Lake Barrington Facility was $3,500,000, consisting of $2,000,000 in cash and a promissory note with a principal amount of $1,500,000, due and payable on May 3, 2021 (the “Purchaser Promissory Note”). Concurrently with the closing under the PSA, the Company and the Purchaser entered into a lease agreement pursuant to which the Company agreed to lease the Lake Barrington Facility from the Purchaser for a period of ten years. The annual base rent commences at $500,000 for the first year of the term and escalates annually to $652,386 during the last year of the term of the lease. Concurrently with the entry into the PSA and the Lease, the Company entered into a Consent, Forbearance and Amendment No. 6 to Revolving Credit, Term Loan and Security Agreement (the “Amendment Agreement”) with PNC for itself and for the other participant lenders thereunder (collectively, the “Lender”). Prior to entering into the Amendment Agreement, PNC had notified the Company that various events of default had occurred under the Loan Agreement (the “Existing Defaults”) and were continuing. Pursuant to the Amendment Agreement, the Lender consented to the transactions contemplated by the PSA and the Lease, as required under the Loan Agreement.  As a condition to the Amendment Agreement, the Company agreed that the full $2,000,000 in cash proceeds from the sale of the Lake Barrington Facility would be applied to repay the $2,000,000 term loan owed to the Lender pursuant to the Loan Agreement. The Company further agreed that $1,500,000 in proceeds from the Purchaser Promissory Note will be applied to amounts due and owing to the Lender under revolving credit advances made pursuant to the Loan Agreement (the “Revolving Loans”). Pursuant to the Amendment Agreement, the Lender agreed to forbear from exercising its rights and remedies with respect to the Existing Event of Defaults under the Loan Agreement for a period ending on the earlier of September 30, 2021, the occurrence of a new event of default under the Loan Agreement, or the occurrence of a Termination Event (as defined therein). Additionally, certain additions and amendments to the Loan Agreement were set forth in the Amendment Agreement, including:

●	The Maximum Revolving Advance Amount is reduced from $18,000,0000 to $9,000,000;
●	The Termination Date of the Loan Agreement is revised from December 14, 2022 to December 31, 2021;
●

On or before June 30, 2021, or such later date as the Lender agrees in its sole discretion, the Company shall receive an equity investment of at least $1,500,000 and apply 100% of the proceeds to a reduction of the Revolving Credit Advance under the Loan Agreement (the “Equity Investment”);

●

On or before August 15, 2021, or such later date as the Lender agrees in its sole discretion, the Company shall deliver to Lender (i) a binding term sheet, in form and substance acceptable to Lender, from a financing source that provides for the refinance and payment in full, in cash, of the obligations owing under the Loan Agreement on or before September 30, 2021, or (ii) evidence, in form and substance satisfactory to the Lender, that certain equity holders of the Company have available and identifiable funds that are on deposit with a depository institution that are sufficient to pay in full, in cash, all of the Company obligations under the Loan Agreement on or before September 30, 2021;

●	On or before September 30, 2021, the Company will cause all of the amounts owing under the Loan Agreement to be paid in full in cash;
●	The Forbearance Reserve (as defined in Amendment No. 5 to the Loan Agreement) shall be increased from $1,025,000 to $2,525,000;
●	Effective August 1, 2021, accounts receivable from Wal-Mart Stores and its affiliates shall no longer be considered eligible receivables;
●	Modifications will be made to the budget, testing and variance provisions of the Loan Agreement.

In consideration for entering into the Loan Amendment, the Company agreed to pay the Lender a Forbearance Fee of $1,000,000. Provided, however, that, so long as no Event of Default under the Loan Agreement has occurred (including as a result of a failure of the Company to pay down the Revolving Loans by $1,500,000 with the proceeds of the Purchaser Promissory Note, (i) if the Company consummates the Equity Investment by June 30, 2021, the Forbearance Fee shall be reduced by $250,000, to $750,000, and (ii) if the Company causes all of the obligations under the Loan Agreement to be paid in full, in cash, on or before September 30, 2021, the Forbearance Fee shall be reduced by an additional $500,000, to $250,000.

Seasonality

In the foil balloon product line, sales have historically been seasonal with approximately 40% occurring in the period from December through March of the succeeding year and 24% being generated in the period July through October in recent years.

Please see pages 11-13 of our Annual Report on Form 10-K for the year ended December 31, 2020 for a description of policies that are critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. No material changes to such information have occurred during the three months ended March 31, 2021.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of these disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e), as of March 31, 2021. Based on this evaluation, the Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) concluded that our disclosure controls and procedures were not effective as of March 31, 2021, the end of the period covered by this Quarterly Report on Form 10-Q due to the material weaknesses described below.

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

Management has assessed the effectiveness of our internal control over financial reporting as of March 31, 2021. In making our assessment of the effectiveness of internal control over financial reporting, management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

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

As a result of the material weaknesses, we have concluded that we did not maintain effective internal control over financial reporting as of March 31, 2021.

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

In July, 2017, God’s Little Gift, Inc. (d\b\a) Helium and Balloons Across America and Gary Page (“Claimants”) filed an action against the Company based on disputed compensation amounts over several years. This action was resolved by mutual agreement between the parties during January 2019. Mr. Page received 20,000 shares of CTI common stock, $5,000 in cash, and a minimum payout in his monthly royalty calculation of $7,667 beginning March 1, 2019 and ending August 1, 2021. The balance remaining as of March 31, 2021 and December 31, 2020 amounted to $38,325 and $53,659, respectively.

FedEx Trade Networks Transport and Brokerage Inc. v. CTI Industries Corp., Case No. 20 L 46, was filed on January 27, 2020 in the Circuit Court of the 19th Judicial Circuit, Lake County, Illinois.  The complaint for breach of contract sought $163,964.75 in damages, plus interest and court costs. On October 15, 2020, the case was dismissed with leave to reinstate pursuant to settlement. The settlement calls for the payment of $100,400.00 in monthly installments of $10,000 per month for a period of ten (10) months and with the last payment being in the amount of $10,400. The first payment came due and was made on October 30, 2020, and payments have been made monthly. The balance remaining as of March 31, 2021 and December 31, 2020 amounted to $40,400 and $70,400, respectively.

Airgas USA, LLC v. CTI Industries Corp., Case No. 01-20-0014-7852 was filed with the American Arbitration Association on or about September 8, 2020. The claim seeks $212,000, plus interest, attorneys’ fees and costs for breach of contract. Claimant agreed to give CTI an extension to respond to the claim so the parties could attempt to resolve. On February 10, 2021, Airgas accepted CTI’s offer to pay $125,000 over 10 months. Airgas agreed to the settlement in March of 2021. The liability recorded by the Company as of March 31, 2021 and December 31, 2020 amounted to $125,000, respectively.

On October 19, 2020, Jules and Associates, Inc. sent CTI a demand letter related to the lease of certain equipment. The letter demanded $65,846.99 for alleged past due amounts under the lease as well as a return of the equipment. Discussions regarding the return of the equipment are ongoing and no lawsuit has been filed. On April 5, 2020 Jules & Associates, Inc. filed and served on CTI a demand for arbitration with JAMS related to the lease of certain equipment.  The demand requests $98,244.55 for alleged past due amounts under the lease as well as a return of the equipment or its fair market value. The Company accrued the $0.1 million in committed costs under this settlement in its March 31, 2021 financial statements. The liability recorded by the Company as of March 31, 2021 and December 31, 2020 amounted to $91,298 and $75,187, respectively.

On October 19, 2020, Redwood Multimodal sent CTI a demand for the withholding of payment in the amount $98,960.88 for loads brokered by Redwood. Settlement discussions are ongoing and no lawsuit has been filed. The Company accrued the $0.1 million in committed costs under this settlement in its March 31, 2021 financial statements. The liability recorded by the Company as of March 31, 2021 and December 31, 2020 amounted to $98,961.

Benchmark Investments, Inc. v. Yunhong CTI Ltd filed a case in the United States District Court for the Southern District of New York on March 16, 2021 and served on CTI on March 31, 2021.  CTI has through June 4, 2021 to file its response to the complaint.  The complaint seeks damages in excess of $500,000.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

On December 14, 2017, the Company entered into a Revolving Credit, Term Loan and Security Agreement (the “Loan Agreement”) with PNC Bank, National Association and the other participant lenders thereunder (collectively, “Lender”).

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

On April 23, 2021, the Company entered into a Purchase and Sale Agreement (“PSA”) with an unaffiliated purchaser (the “Purchaser”) pursuant to which the Company sold its facility in Lake Barrington, Illinois (the “Lake Barrington Facility”), in which our headquarters office, production and warehouse space are located, to the Purchaser. The sale price for the Lake Barrington Facility was $3,500,000, consisting of $2,000,000 in cash and a promissory note with a principal amount of $1,500,000, due and payable on May 3, 2021 (the “Purchaser Promissory Note”). Concurrently with the closing under the PSA, the Company and the Purchaser entered into a lease agreement pursuant to which the Company agreed to lease the Lake Barrington Facility from the Purchaser for a period of ten years. The annual base rent commences at $500,000 for the first year of the term and escalates annually to $652,386 during the last year of the term of the lease. Concurrently with the entry into the PSA and the Lease, the Company entered into a Consent, Forbearance and Amendment No. 6 to Revolving Credit, Term Loan and Security Agreement (the “Amendment Agreement”) with PNC for itself and for the other participant lenders thereunder (collectively, the “Lender”). Prior to entering into the Amendment Agreement, PNC had notified the Company that various events of default had occurred under the Loan Agreement (the “Existing Defaults”) and were continuing. Pursuant to the Amendment Agreement, the Lender consented to the transactions contemplated by the PSA and the Lease, as required under the Loan Agreement.  As a condition to the Amendment Agreement, the Company agreed that the full $2,000,000 in cash proceeds from the sale of the Lake Barrington Facility would be applied to repay the $2,000,000 term loan owed to the Lender pursuant to the Loan Agreement. The Company further agreed that $1,500,000 in proceeds from the Purchaser Promissory Note will be applied to amounts due and owing to the Lender under revolving credit advances made pursuant to the Loan Agreement (the “Revolving Loans”). Pursuant to the Amendment Agreement, the Lender agreed to forbear from exercising its rights and remedies with respect to the Existing Event of Defaults under the Loan Agreement for a period ending on the earlier of September 30, 2021, the occurrence of a new event of default under the Loan Agreement, or the occurrence of a Termination Event (as defined therein). Additionally, certain additions and amendments to the Loan Agreement were set forth in the Amendment Agreement, including:

●	The Maximum Revolving Advance Amount is reduced from $18,000,0000 to $9,000,000;
●	The Termination Date of the Loan Agreement is revised from December 14, 2022 to December 31, 2021;
●

On or before June 30, 2021, or such later date as the Lender agrees in its sole discretion, the Company shall receive an equity investment of at least $1,500,000 and apply 100% of the proceeds to a reduction of the Revolving Credit Advance under the Loan Agreement (the “Equity Investment”);

●

On or before August 15, 2021, or such later date as the Lender agrees in its sole discretion, the Company shall deliver to Lender (i) a binding term sheet, in form and substance acceptable to Lender, from a financing source that provides for the refinance and payment in full, in cash, of the obligations owing under the Loan Agreement on or before September 30, 2021, or (ii) evidence, in form and substance satisfactory to the Lender, that certain equity holders of the Company have available and identifiable funds that are on deposit with a depository institution that are sufficient to pay in full, in cash, all of the Company obligations under the Loan Agreement on or before September 30, 2021;

●	On or before September 30, 2021, the Company will cause all of the amounts owing under the Loan Agreement to be paid in full in cash;
●	The Forbearance Reserve (as defined in Amendment No. 5 to the Loan Agreement) shall be increased from $1,025,000 to $2,525,000;
●	Effective August 1, 2021, accounts receivable from Wal-Mart Stores and its affiliates shall no longer be considered eligible receivables;
●	Modifications will be made to the budget, testing and variance provisions of the Loan Agreement.

In consideration for entering into the Loan Amendment, the Company agreed to pay the Lender a Forbearance Fee of $1,000,000. Provided, however, that, so long as no Event of Default under the Loan Agreement has occurred (including as a result of a failure of the Company to pay down the Revolving Loans by $1,500,000 with the proceeds of the Purchaser Promissory Note, (i) if the Company consummates the Equity Investment by June 30, 2021, the Forbearance Fee shall be reduced by $250,000, to $750,000, and (ii) if the Company causes all of the obligations under the Loan Agreement to be paid in full, in cash, on or before September 30, 2021, the Forbearance Fee shall be reduced by an additional $500,000, to $250,000.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following are being filed as exhibits to this report:

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).
32**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101*

Interactive Data Files, including the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements.

*	Filed herewith
**	furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 24, 2021	Yunhong CTI Ltd.

By: /s/ Jennifer M. Connerty Jennifer M. Connerty Chief Financial Officer By: /s/ Yubao Li Yubao Li President and Chief Executive Officer