Form 10-Q
period 2021-06-30
Yunhong CTI Ltd.
filed 2021-08-20
CIK 1042187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

The number of shares outstanding of the registrant’s common stock, no par value per share, as of August 13th, 2021 was 5,886,750 (excluding treasury shares).

INDEX

Yunhong CTI, LTD
Condensed Consolidated Balance Sheets

	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$272,631	$429,457
Accounts receivable	5,241,473	5,013,195
Inventories, net	11,505,248	10,969,711
Prepaid expenses	462,262	589,149
Other current assets	1,471,766	1,352,419
Income Tax Receivable	196,747	403,074
Receivable from related party	-	100,000
Current assets of discontinued operations	-	294,219

Total current assets	19,150,127	19,151,224

Property, plant and equipment:
Machinery and equipment	19,911,519	19,833,903
Building	-	3,321,016
Office furniture and equipment	2,164,502	2,231,458
Intellectual property	783,179	783,179
Land	-	250,000
Leasehold improvements	175,653	407,476
Fixtures and equipment at customer locations	518,450	518,450
Projects under construction	71,207	71,206
	23,624,510	27,416,688
Less : accumulated depreciation and amortization	(22,308,630)	(25,466,213)

Total property, plant and equipment, net	1,315,880	1,950,475

Other assets:
Operating lease right-of-use	3,927,357	361,720
Other assets	89,879	87,552

Total other assets	4,017,236	449,272

TOTAL ASSETS	24,483,243	21,550,971

LIABILITIES, MEZZANINE EQUITY AND SHAREHOLDERS' EQUITY
Current liabilities:
Trade payables	$5,553,496	$5,504,442
Line of credit	2,884,678	5,363,340
Notes payable - current portion	2,256,957	3,913,666
Advance from Investor	1,500,000	1,500,000
Notes payable affiliates - current portion	-	8,045
Notes payable - officers, subordinated	1,157,906	1,123,769
Operating Lease Liabilities	641,776	317,591
Accrued liabilities	1,250,445	871,761
Current liabilities of discontinued operations	-	184,577

Total current liabilities	15,245,258	18,787,191

Long-term liabilities:
Operating Lease Liabilities	2,975,581	44,129

Total long-term liabilities	2,975,581	44,129

TOTAL LIABILITIES	18,220,839	18,831,320

Mezzanine equity:
Series B Preferred stock -- no par value, 170,000 share authorized 170,000 shares issued and outstanding at June 30, 2021 and December 31, 2020	-	1,532,164

Equity:
Yunhong CTI, Ltd stockholders' equity:
Series A Preferred Stock -- no par value, 3,000,000 shares authorized, 500,000 shares issued and outstanding at June 30, 2021 and December 31, 2020 (liquidation preference - $5.0 million as of June 30, 2021)	2,954,583	2,754,583
Series B Preferred Stock -- no par value, 170,000 shares authorized, 170,000 shares issued and outstanding at June 30, 2021 and nil at December 31, 2020 respectively (liquidation preference - $1.7 million as of June 30, 2021)	1,646,707	-
Series C Preferred Stock -- no par value, 170,000 shares authorized, 170,000 shares issued and outstanding at June 30, 2021 and nil at December 31, 2020 respectively (liquidation preference - $1.7 million as of June 30, 2021)	1,562,333	-
Common stock - no par value, 50,000,000 shares authorized, 5,930,408 and 5,827,304 shares issued and 5,886,750 and 5,783,646 shares outstanding at June 30, 2021 and December 31, 2020 respectively	14,537,828	14,537,828
Paid-in-capital	4,664,635	5,041,511
Accumulated deficit	(13,022,167)	(14,382,327)
Accumulated other comprehensive loss	(5,945,588)	(5,885,112)
Less: Treasury stock, 43,658 shares	(160,784)	(160,784)
		-
Total Yunhong CTI, Ltd Stockholders' Equity	6,237,547	1,905,699

Noncontrolling interest	24,857	(718,212)

Total Shareholders' Equity	6,262,404	1,187,487

TOTAL LIABILITIES, MEZZANINE EQUITY AND SHAREHOLDERS' EQUITY	$24,483,243	$21,550,971

See accompanying notes to condensed consolidated unaudited financial statements

Yunhong CTI, LTD
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020

Net Sales	$6,325,241	$5,745,353	$13,741,409	$12,812,854

Cost of Sales	5,459,424	5,135,641	11,782,399	10,721,700

Gross profit	865,817	609,712	1,959,010	2,091,154

Operating expenses:
General and administrative	1,257,268	1,484,008	2,377,618	2,186,439
Selling	32,604	26,636	65,357	80,390
Advertising and marketing	74,620	81,165	181,186	201,994
Gain on sale of assets	(3,356,794)	(20,016)	(3,356,794)	(45,700)

Total operating (income) expenses	(1,992,302)	1,571,793	(732,633)	2,423,123

Income (loss) from operations	2,858,119	(962,081)	2,691,643	(331,969)

Other (expense) income:
Interest expense	(181,490)	(336,925)	(412,649)	(778,102)
Gain on forgiveness of Payroll Protection Program Funding	-	800,146	-	800,146
Other Expense	(273,823)	(330,006)	(331,516)	(372,340)
Foreign currency gain	35,882	(30,374)	9,499	(184,457)

Total other income (expense), net	(419,431)	102,841	(734,666)	(534,753)

Income (Loss) from continuing operations before taxes	2,438,688	(859,240)	1,956,977	(866,722)

Income tax expense	-	-	-	-

Income (Loss) from continuing operations	2,438,688	(859,240)	1,956,977	(866,722)

Gain (loss) from discontinued operations, net of tax	44,890	(599,956)	146,252	(1,086,593)

Net Income (Loss)	$2,483,578	$(1,459,196)	$2,103,229	$(1,953,315)

Less: Net income attributable to noncontrolling interest	701,255	68,313	743,069	212,890

Net income (loss) attributable to Yunhong CTI, Ltd	$1,782,323	$(1,527,509)	$1,360,160	$(2,166,205)

Other Comprehensive Income (Loss)
Foreign currency adjustment	48,073	66,327	31,806	(1,297,176)
Reclassification of foreign currency translation gains to earnings	(92,282)	-	(92,282)	-
Comprehensive Income Loss	$2,439,369	$(1,461,182)	$2,042,753	$(3,463,381)

Deemed Dividends on preferred stock and amortization of beneficial conversion feature	$(168,000)	$(237,824)	$(1,876,876)	$(2,618,768)

Net Income (Loss) attributable to Yunhong CTI Ltd Shareholders	$1,614,323	$(1,699,066)	$(516,716)	$(6,082,149)

Basic income (loss) per common share
Continuing operations	$0.27	$(0.27)	$(0.11)	$(0.88)
Discontinued operations	0.01	(0.14)	0.02	(0.26)
Basic income (loss) per common share	$0.28	$(0.41)	$(0.09)	$(1.14)

Diluted income (loss) per common share
Continuing operations	$0.12	$(0.27)	$(0.11)	$(0.88)
Discontinued operations	0.00	(0.14)	0.02	(0.26)
Diluted income (loss) per common share	$0.12	$(0.41)	$(0.09)	$(1.14)

Weighted average number of shares and equivalent shares of common stock outstanding:
Basic	5,886,750	4,352,292	5,870,894	4,184,521

Diluted	14,286,750	4,352,292	5,870,894	4,184,521

See accompanying notes to condensed consolidated unaudited financial statements

Yunhong CTI, LTD
Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended June 30,
	2021	2020

Cash flows from operating activities:
Net income (loss)	$2,103,229	$(1,953,315)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	317,150	249,551
Amortization of deferred gain on sale/leaseback	-	(45,700)
Amortization of ROU Asset	274,228	400,515
Realized currency translation gain	(92,282)
Gain on forgiveness of PPP Funding	-	(800,146)
Gain on sale of building	(3,356,794)	-
Provision for losses on accounts receivable	22,217	20,457
Provision for losses on inventories	-	99,169
Impairment of Note Receivable	95,000	350,000
Change in assets and liabilities:
Accounts receivable	162,152	1,153,616
Inventories	(456,751)	1,681,646
Prepaid expenses and other assets	218,867	37,772
Change in ROU Liability	(274,228)	(400,515)
Trade payables	42,961	(1,832,090)
Accrued liabilities	313,615	10,897

Net cash used in operating activities	(630,636)	(1,028,143)

Cash flows from investing activities:
Purchases of property, plant and equipment	(45,784)	(71,867)
Sale of building	3,500,000	-

Net cash provided by (used in) investing activities	3,454,216	(71,867)

Cash flows from financing activities:
Repayment of debt and revolving line of credit	(4,791,624)	(6,657,777)
Proceeds from advance from investor	1,500,000	-
Proceeds from issuance of Series A preferred stock	-	5,426,600
Cash paid for stock issuance costs	-	(1,024,313)
Cash paid for deferred financing fees	-	(43,263)
Proceeds from PPP	-	1,047,700
Proceeds from issuance of long-term debt and revolving line of credit	596,560	904,583

Net cash used in financing activities	(2,695,064)	(346,470)

Effect of exchange rate changes on cash	(480,838)	705,050

Net decrease in cash and cash equivalents	(352,322)	(741,430)

Cash and cash equivalents at beginning of period	624,953	845,098

Cash and cash equivalents at end of period	$272,631	$103,668

Supplemental disclosure of cash flow information:
Cash payments for interest	$294,146	$778,148
Conversion of debt to Series A Preferred	$-	$478,000
Accrued Divided and Accretion on preferred stock	$376,876	$150,000
Issuance of Placement agent warrants in connection with Series A Preferred offering	$-	$919,000
Issuance of Common stock to placement agent	$-	$306,000
Issuance of Series C Preferred in exchange from advance from investor	$1,500,000	$-
Lease right-of-use assets and lease liability	$3,915,864	$-
Amortization of beneficial conversion feature and deemed dividend on Series C Preferred stock	$1,500,000	$2,500,000
Cash payments for tax	$-	$-

See accompanying notes to condensed consolidated unaudited financial statements

Yunhong CTI, Ltd
Consolidated Statements of Stockholders' Equity

	Yunhong CTI, Ltd
	Three and Six Months Ended June 30, 2020
											Accumulated
										Accumulated	Other	Less
	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Paid-in	(Deficit)	Comprehensive	Treasury Stock		Noncontrolling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Interest	TOTAL

Balance December 31, 2019	-	$-	-	$-	-	$-	3,879,608	$13,898,494	$3,587,287	$(9,992,841)	$(5,348,812)	(43,658)	$(160,784)	$(856,837)	$1,126,507

Convertible Preferred Stock Issuance - cash	362,660	3,509,933	-	-	-	-	140,000	116,667	-	-	-	-	-	-	3,626,600
Convertible Preferred Stock Issuance - conversion of debt	48,200	478,017	-	-	-	-	-	-	-	-	-	-	-	-	478,017
Warrants issued to placement agent and other issuance costs	-		-	-	-	-				-	-	-	-	-	-
Deemed Dividend on BCF of Series A Preferred Stock	-		-	-	-	-	-	-		-	-	-	-	-	-
Placement agent fees and issuance costs	-	(820,160)	-	-	-	-	-	-	-	-	-	-	-	-	(820,160)
Beneficial Conversion feature (BCF) on Series A Preferred Stock	-	(2,328,473)	-	-	-	-	-	-	2,328,473	-	-	-	-	-	-
Deemed Dividend on BCF of Series A Preferred Stock	-	2,328,473	-	-	-	-	-	-	(2,328,473)	-	-	-	-	-	-
Accrued Deemed Dividend - Series A Preferred Stock	-	52,741	-	-	-	-	-	-	(52,741)	-	-	-	-	-	-
Net Loss	-	-	-	-	-	-	-	-	-	(638,696)	-	-	-	144,577	(494,119)
Foreign Currency Translation	-	-	-	-	-	-	-	-	-	-	(1,363,503)	-	-	-	(1,363,503)
Balance March 31, 2020	410,860	$2,161,607	-	$-	-	$-	4,219,608	$14,321,161	$4,287,473	$(10,631,537)	$(6,712,315)	(43,658)	$(160,784)	$(712,260)	2,553,342

Convertible Preferred Stock Issuance - cash	180,000	1,583,334	-	-	-	-	260,000	216,667	-	-	-	-	-	-	1,800,001
Convertible Preferred Stock Issuance - conversion of debt	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Foreign Currency Translation	-	-	-	-	-	-	-	-	-	-	66,327	-	-	-	66,327
Balance June 30, 2020	590,860	$3,472,161	-	$-	-	$-	4,479,608	$14,537,828	$4,356,100	$(12,159,046)	$(6,645,988)	(43,658)	$(160,784)	$(643,947)	$2,756,321

	Yunhong CTI, Ltd
	Three and Six Months Ended June 30, 2021
											Accumulated
										Accumulated	Other	Less
	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Paid-in	(Deficit)	Comprehensive	Treasury Stock		Noncontrolling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Interest	TOTAL

Balance December 31, 2020	500,000	$2,754,583	-	$-	-	$-	5,827,304	$14,537,828	$5,041,511	$(14,382,327)	$(5,885,112)	(43,658)	$(160,784)	$(718,212)	$1,187,487

Series C Convertible Stock Issuance	-	-	-		170,000	1,500,000	-	-	-	-	-	-	-	-	1,500,000
Series B Convertible Stock Modification	-	-	170,000	1,612,707	-	-	-	-	-	-	-	-	-	-	1,612,707
Common stock issued for warrants exercised - cashless	-	-	-	-	-	-	103,104	-	-	-	-	-	-	-	-
Beneficial Conversion feature (BCF) on Series A Preferred Stock	-	(2,468,473)	-	-	-	-	-	-	2,468,473	-	-	-	-	-	-
Deemed Dividend on BCF of Series A Preferred Stock	-	2,468,473	-	-	-	-	-	-	(2,468,473)	-	-	-	-	-	-
BCF on Series C Preferred Stock	-	-	-	-	-	-	-	-	1,500,000	-	-	-	-	-	1,500,000
Deemed Dividend on BCF of Series C Preferred Stock	-	-	-	-	-	-	-	-	(1,500,000)	-	-	-	-	-	(1,500,000)
Accrued Deemed Dividend - Series A Preferred Stock	-	100,000	-	-	-	-	-	-	(100,000)	-	-	-	-	-	-
Accrued Deemed Dividend - Series B Preferred Stock	-	-	-	-	-	-	-	-	(33,611)	-	-	-	-	-	(33,611)
Accrued Deemed Dividend - Series C Preferred Stock	-	-	-	-	-	28,333	-	-	(28,333)	-	-	-	-	-	-
Accretion of Series B Preferred Stock	-	-	-	-	-	-	-	-	(46,932)	-	-	-	-	-	(46,932)
Net Loss	-	-	-	-	-	-	-	-	-	(422,163)	-	-	-	41,814	(380,349)
Foreign Currency Translation	-	-	-	-	-	-	-	-	-	-	(16,267)	-	-	-	(16,267)
Balance March 31, 2021	500,000	$2,854,583	170,000	$1,612,707	170,000	$1,528,333	5,930,408	$14,537,828	$4,832,635	$(14,804,490)	$(5,901,379)	(43,658)	$(160,784)	$(676,398)	3,823,035

Common stock issued - cashless	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Placement agent fees and issuance costs	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Beneficial Conversion feature (BCF) on Series A Preferred Stock	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Deemed Dividend on BCF of Series A Preferred Stock	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
BCF on Series C Preferred Stock	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Deemed Dividend on BCF of Series C Preferred Stock	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Accrued Deemed Dividend - Series A Preferred Stock	-	100,000	-	-	-	-	-	-	(100,000)	-	-	-	-	-	-
Accrued Deemed Dividend - Series B Preferred Stock	-	-	-	34,000	-	-	-	-	(34,000)	-	-	-	-	-	-
Accrued Deemed Dividend - Series C Preferred Stock	-	-	-	-	-	34,000	-	-	(34,000)	-	-	-	-	-	-
Accretion of Series B Preferred Stock	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Net Loss	-	-	-	-	-	-	-	-	-	1,782,323	-	-	-	701,255	2,483,578
Foreign Currency Translation	-	-	-	-	-	-	-	-	-	-	(44,209)	-	-	-	(44,209)
Balance June 30, 2021	500,000	$2,954,583	170,000	$1,646,707	170,000	$1,562,333	5,930,408	$14,537,828	$4,664,635	$(13,022,167)	$(5,945,588)	(43,658)	$(160,784)	$24,857	$6,262,404

See accompanying notes to condensed consolidated unaudited financial statements

Yunhong CTI Ltd. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 - Basis of Presentation

The accompanying condensed (a) consolidated balance sheet as of June 30, 2021 and (b) the unaudited interim condensed consolidated financial statements have been prepared and, in the opinion of management, contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the consolidated financial position and the consolidated statements of comprehensive income and consolidated cash flows for the periods presented in conformity with generally accepted accounting principles for interim consolidated financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2021. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2020.

Principles of consolidation and nature of operations:

Yunhong CTI Ltd, its Mexican subsidiary (Flexo Universal, S. de R.L. de C.V.), its German subsidiary (CTI Europe GmbH) and its subsidiary CTI Supply, Inc. (collectively, the “Company”) (i) design, manufacture and distribute metalized and latex balloon products throughout the world and (ii) operate systems for the production, lamination, coating and printing of films used for food packaging and other commercial uses and for conversion of films to flexible packaging containers and other products. As discussed in Note 2 Discontinued Operations, effective in the third quarter of 2019, the Company determined that it was exiting the business formerly conducted by CTI Europe GmbH (“CTI Europe”). Accordingly, the operations of this entity are classified as discontinued operations in these financial statements. The entity has been fully disposed of in the second quarter of 2021.

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

Earnings per share:

Basic income (loss) per share is computed by dividing net income (loss) attributable to Yunhong CTI Ltd shareholders by the weighted average number of shares of common stock outstanding during each period.

Diluted income (loss) per share is computed by dividing the net income (loss) attributable to Yunhong CTI Ltd shareholders by the weighted average number of shares of common stock and equivalents (stock options and warrants), unless anti-dilutive, during each period.

As of June 30, 2021 and 2020, shares to be issued upon the exercise of options and warrants aggregated nil and 792,660, respectively. As of June 30, 2021, shares to be issued upon the conversion of Series A, Series B, and Series C Preferred Stock was 5,000,000, 1,700,000, and 1,700,000, respectively. For the three months ended June 30, 2021, the dilutive effect of 8,400,000 shares was included in the determination of earnings on a diluted basis.   For the six months ended June 30, 2021, no assumed conversions were included in the determination of earnings on a diluted basis, as doing so would have been anti-dilutive.

Significant Accounting Policies:

The Company’s significant accounting policies are summarized in Note 2 of the Company’s consolidated financial statements for the year ended December 31, 2020. There were no significant changes to these accounting policies during the three and six months ended June 30, 2021.

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

Note 2 – Discontinued Operations

In July 2019 management and the Board engaged in a review of CTI Balloons and CTI Europe and determined that they are not accretive to the Company overall, add complexity to the Company’s structure and utilize resources. Therefore, as of July 19, 2019, the board authorized management to divest of CTI Balloons and CTI Europe. These actions were taken to focus our resources and efforts on our core business activities, particularly foil balloons and ancillary products based in North America. The Company determined that these entities met the held-for-sale and discontinued operations accounting criteria. Accordingly, the Company has reported the results of these operations as discontinued operations in the Consolidated Statements of Comprehensive Income and presented the related assets and liabilities as held-for-sale in the Consolidated Balance Sheets. These changes have been applied for all periods presented. The Company divested its CTI Balloons (United Kingdom) subsidiary in the fourth quarter 2019 and divested its CTI Europe subsidiary in the second quarter of 2021.

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

CTI Europe recorded a gain from discontinued operations, net of taxes of $45,000 and $146,000 for the three and six month periods ended June 30, 2021, respectively. The net gains, net of taxes, were $92,000 and $241,000 for the three and six month periods ended June 30, 2020, respectively.

Our Ziploc product line recorded a loss from discontinued operations, net of taxes of nil for the three and six months ended June 30, 2021. The loss, net of taxes, was ($746,000) and ($1,550,000) for the three and six month periods ended June 30, 2020, respectively.

Summarized Discontinued Operations Financial Information

The following table summarizes the major line items for the operations that are included in the income from discontinued operations, net of tax line item in the Unaudited Consolidated Statements of Comprehensive Income for the three months ended:

	June 30, 2021	June 30, 2020
Income Statement
Net Sales	$7	$615,388
Cost of Sales	75,496	941,230

Gross Loss	(75,489)	(325,842)

SG&A	34,884	330,446

Operating Income	(110,373)	(656,288)

Other Expense	(87,204)	9,233

Pretax loss from discontinued operations	(23,169)	(665,521)

Gain from classification to held for sale	68,059	65,565

Net Income (loss) from discontinued operations	44,890	(599,956)

Non-controlling Interest share of profit/loss	21,547	70,576

Net Loss	$23,343	$(670,532)

The following table summarizes the major line items for the operations that are included in the income from discontinued operations, net of tax line item in the Unaudited Consolidated Statements of Income for the six months ended:

	June 30, 2021	June 30, 2020
Income Statement
Net Sales	$79,840	$1,672,445
Cost of Sales	202,402	2,115,275

Gross Loss	(122,562)	(442,830)

SG&A	127,150	854,995

Operating Income	(249,712)	(1,297,825)

Other Expense (Income)	(77,242)	22,453

Pretax loss from discontinued operations	(172,470)	(1,320,278)

Gain from classification to held for sale	318,722	233,685

Income (Loss) from discontinued operations	146,252	(1,086,593)

Non-controlling Interest share of profit/loss	70,201	222,670

Net Income (Loss)	$76,051	$(1,309,263)

Note 3 – Liquidity and Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has a cumulative net loss from inception to June 30, 2021 of over $13 million. The accompanying financial statements for the three and six months ended June 30, 2021 have been prepared assuming the Company will continue as a going concern. The Company’s cash resources from operations may be insufficient to meet its anticipated needs during the next twelve months. The Company will require additional financing to fund its future planned operations.

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

The Company’s primary sources of liquidity have traditionally been comprised of cash and cash equivalents as well as availability under the Credit Agreement with PNC (see Note 4). As of March 2019, October 2019 and January 2020, we entered into forbearance agreements with PNC. We encountered subsequent compliance failures with covenants during 2020 and we were out of compliance with the terms of our credit facility, as amended, as of June 30, 2021.

On April 23, 2021, the Company entered into a Purchase and Sale Agreement (“PSA”) with an unaffiliated purchaser (the “Purchaser”) pursuant to which the Company sold its facility in Lake Barrington, Illinois (the “Lake Barrington Facility”), in which our headquarters office, production and warehouse space are located, to the Purchaser. The sale price for the Lake Barrington Facility was $3,500,000, consisting of $2,000,000 in cash and a promissory note with a principal amount of $1,500,000, due and payable on May 3, 2021 (the “Purchaser Promissory Note”). Concurrently with the closing under the PSA, the Company and the Purchaser entered into a lease agreement pursuant to which the Company agreed to lease the Lake Barrington Facility from the Purchaser for a period of ten years. The annual base rent commences at $500,000 for the first year of the term and escalates annually to $652,386 during the last year of the term of the lease. Concurrently with the entry into the PSA and the Lease, the Company entered into a Consent, Forbearance and Amendment No. 6 to Revolving Credit, Term Loan and Security Agreement (the “Amendment Agreement”) with PNC for itself and for the other participant lenders thereunder (collectively, the “Lender”). Prior to entering into the Amendment Agreement, PNC had notified the Company that various events of default had occurred under the Loan Agreement (the “Existing Defaults”) and were continuing. Pursuant to the Amendment Agreement, the Lender consented to the transactions contemplated by the PSA and the Lease, as required under the Loan Agreement.  As a condition to the Amendment Agreement, the Company agreed that the full $2,000,000 in cash proceeds from the sale of the Lake Barrington Facility would be applied to repay the $2,000,000 term loan owed to the Lender pursuant to the Loan Agreement. The Company further agreed that $1,500,000 in proceeds from the Purchaser Promissory Note will be applied to amounts due and owing to the Lender under revolving credit advances made pursuant to the Loan Agreement (the “Revolving Loans”). Pursuant to the Amendment Agreement, the Lender agreed to forbear from exercising its rights and remedies with respect to the Existing Event of Defaults under the Loan Agreement for a period ending on the earlier of September 30, 2021, the occurrence of a new event of default under the Loan Agreement, or the occurrence of a Termination Event (as defined therein). Additionally, certain additions and amendments to the Loan Agreement were set forth in the Amendment Agreement, including:

●	The maximum revolving advance amount is reduced from $18,000,000 to $9,000,000
●	The Termination date of the loan agreement is revised from December 14, 2022 to December 31, 2021
●

On or before June 30, 2021 or such later date as the lender agrees in its sole discretion, the Company shall receive an equity investment of at least $1,500,000 and apply 100% of the proceeds to a reduction of the revolving line of credit advance under the loan agreement (the Equity Investment)

●

On or before August 15, 2021, or such later date as the Lender agrees in its sole discretion, the Company shall deliver to Lender (i) a binding term sheet, in form and substance acceptable to Lender, from a financing source that provides for the refinance and payment in full, in cash, of the obligations owing under the Loan Agreement on or before September 30, 2021, or (ii) evidence, in form and substance satisfactory to the Lender, that certain equity holders of the Company have available and identifiable funds that are on deposit with a depository institution that are sufficient to pay in full, in cash, all of the Company obligations under the Loan Agreement on or before September 30, 2021

●	On or before September 30, 2021, the Company will cause all of the amounts owing under the Loan Agreement to be paid in full in cash

●	The Forbearance Reserve (as defined in Amendment No. 5 to the Loan Agreement) shall be increased from $1,025,000 to $2,525,000
●	Effective August 1, 2021, accounts receivable from Wal-Mart Stores and its affiliates shall no longer be considered eligible receivables
●	Modifications will be made to the budget, testing and variance provisions of the Loan Agreement.

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

Fiscal Quarter Ratio

June 30, 2020	0.85	to	1.00
September 30, 2020	0.95	to	1.00
December 31, 2020	1.05	to	1.00
March 31, 2021	1.15	to	1.00
June 30, 2021 and thereafter	1.15	to	1.00

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

The loan and interest payable to Mr. Schwan amounted to $1,157,906 and $1,123,769 as of June 30, 2021 and December 31, 2020, respectively.

No payments were made to Mr. Schwan since 2019. Interest expense related to this loan amounted to $17,000 and $16,000 for the three months ended June 30, 2021 and 2020, respectively, and $34,000 and $32,000 for the six months ended June 30, 2021 and 2020, respectively.

During 2020, Flexo replaced a $260,000 line of credit with three lines of credit totaling $260,000.  Flexo’s total debt instruments as of June 30, 2021 amounted to $2.3 million.

Note 5 - Shareholders' Equity

Series A Preferred Stock

On January 3, 2020, the Company entered into a stock purchase agreement (as amended on February 24, 2020 and April 13, 2020 (the “LF Purchase Agreement”)), pursuant to which the Company agreed to issue and sell, and LF International Pte. Ltd., a Singapore private limited company (“LF International”), which is controlled by Company director, President and Chief Executive Officer, Mr. Yubao Li, agreed to purchase, up to 500,000 shares of the Company’s newly created shares of Series A Preferred Stock (“Series A Preferred”), with each share of Series A Preferred initially convertible into ten shares of the Company’s common stock, at a purchase price of $10.00 per share, for aggregate gross proceeds of $5,000,000 (the “LF International Offering”). As permitted by the Purchase Agreement, the Company may, in its discretion issue up to an additional 200,000 shares of Series A Preferred for a purchase price of $10.00 per share (the “Additional Shares Offering,” and collectively with the LF International Offering, the “Offering”). Approximately $1 million of Series A Preferred has been sold as of June 30, 2021, including to an investor which converted an account receivable of $478,000 owed to the investor by the Company in exchange for 48,200 shares of Series A Preferred. The Company completed several closings with LF International from January 2020 through June 2020. The majority of the funds received reduced our bank debt. We issued a total of 400,000 shares of common stock to LF International and, pursuant to the LF Purchase Agreement, changed our name from CTI Industries Corporation to Yunhong CTI Ltd. LF International has the right to name three directors to serve on our Board. They are Mr. Yubao Li, our Chairman, Ms. Wan Zhang and Ms. Yaping Zhang.

The issuance of the Series A Preferred generated a beneficial conversion feature (BCF), which arises when a debt or equity security is issued with an embedded conversion option that is beneficial to the investor or in the money at inception because the conversion option has an effective strike price that is less than the market price of the underlying stock at the commitment date. The fair value of the common stock into which the Series A Preferred was convertible exceeded the allocated purchase price fair value of the Series A Preferred Stock at the closing dates by approximately $2.5 million as of the closing dates.  We recognized this BCF by allocating the intrinsic value of the conversion option, to additional paid-in capital, resulting in a discount on the Series A Preferred. As the Series A Preferred is immediately convertible, the Company accreted the discount on the date of issuance.  The accretion was recognized as dividend equivalents.  Holders of the Series A Preferred will be entitled to receive quarterly dividends at the annual rate of 8% of the stated value ($10 per share). Such dividends may be paid in cash or in shares of common stock at the Company’s discretion.  In the three months ending June 30, 2021 and 2020 the Company accrued $100,000 of these dividends. In the six months ending June 30, 2021 and 2020 the Company accrued $200,000 and $152,741, respectively, of these dividends.

Series B Preferred

In November 2020, we issued 170,000 shares of Series B Preferred for an aggregate purchase price of $1,500,000. The Series B Preferred have an initial stated value of $10.00 per share and liquidation preference over common stock. The Series B Preferred is convertible into shares of our common stock equal to the number of shares determined by dividing the sum of the stated value and any accrued and unpaid dividends by the conversion price of $1.00. The Series B Preferred accrues dividends at a rate of 8 percent per annum, payable at our election either in cash or shares of the Company’s common stock. Initially, the Series B Preferred, in whole or part, was redeemable at the option of the holder (but not mandatorily redeemable) at any time on or after November 30, 2021 for the stated value, plus any accrued and unpaid dividends and thus was classified as mezzanine equity and initially recognized at fair value of $1.5 million (the proceeds on the date of issuance). In March 2021, the terms of the Series B Preferred were modified to eliminate the ability of the holder to redeem the Series B Preferred. As the Series B Preferred is no longer redeemable, the Series B Preferred is not classified as mezzanine equity as of June 30, 2021.  As a result, the carrying value as of June 30, 2021 amounted to $1,646,707 which consists of $1,500,000 original carrying value, $81,206 accrued dividends and $65,500 accretion ($46,932 which occurred in 2021).

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

Advance from Investor

In June 2021, the Company received $1.5 million from an unrelated third party as an advance on a proposed sale of Series D Redeemable Convertible Preferred Stock.   As of June 30,2021, the Company was in the process of negotiating and finalizing the terms of the arrangement.  As the agreement was not finalized as of June 30, 2021, the $1.5 million advance is classified as Advance from Investor within liabilities on the accompanying balance sheet.

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

Estimated forfeitures: When estimating forfeitures, the Company considers historical terminations as well as anticipated retirements.

A summary of the Company’s stock warrant activity is as follows:

	Shares under Option	Weighted Average Exercise Price
Balance at December 31, 2020	195,160	$1.00
Granted	-	1.00
Cancelled/Expired	-	1.00
Exercised/Issued	(195,160)	1.00
Outstanding at June 30, 2021	-	1.00

Exercisable at June 30, 2021	-	$1.00

Note 6 - Legal Proceedings

The Company may be party to certain lawsuits or claims arising in the normal course of business. The ultimate outcome of these matters is unknown but, in the opinion of management, we do not believe any of these proceedings will have, individually or in the aggregate, a material adverse effect upon our financial condition, cash flows or future results of operation.

In July, 2017, God’s Little Gift, Inc. (d\b\a) Helium and Balloons Across America and Gary Page (“Claimants”) filed an action against the Company based on disputed compensation amounts over several years. This action was resolved by mutual agreement between the parties during January 2019. Mr. Page received 20,000 shares of CTI common stock, $5,000 in cash, and a minimum payout in his monthly royalty calculation of $7,667 beginning March 1, 2019 and ending August 1, 2021. The balance remaining as of June 30, 2021 and December 31, 2020 amounted to $15,324 and $53,659, respectively.

FedEx Trade Networks Transport and Brokerage Inc. v. CTI Industries Corp., Case No. 20 L 46, was filed on January 27, 2020 in the Circuit Court of the 19th Judicial Circuit, Lake County, Illinois.  The complaint for breach of contract sought $163,964.75 in damages, plus interest and court costs. On October 15, 2020, the case was dismissed with leave to reinstate pursuant to settlement. The settlement calls for the payment of $100,400.00 in monthly installments of $10,000 per month for a period of ten (10) months and with the last payment being in the amount of $10,400. The first payment came due and was made on October 30, 2020, and payments have been made monthly. The balance remaining as of June 30, 2021 and December 31, 2020 amounted to $10,400 and $70,400, respectively.

Airgas USA, LLC v. CTI Industries Corp., Case No. 01-20-0014-7852 was filed with the American Arbitration Association on or about September 8, 2020. The claim seeks $212,000, plus interest, attorneys’ fees and costs for breach of contract. Claimant agreed to give CTI an extension to respond to the claim so the parties could attempt to resolve. On February 10, 2021, Airgas accepted CTI’s offer to pay $125,000 over 10 months. Airgas agreed to the settlement in March of 2021. The balance as of June 30, 2021 and December 31, 2020 amounted to $100,000 and 125,000, respectively.

On October 19, 2020, Jules and Associates, Inc. sent CTI a demand letter related to the lease of certain equipment. The letter demanded $65,847 for alleged past due amounts under the lease as well as a return of the equipment. Discussions regarding the return of the equipment are ongoing and no lawsuit has been filed. On April 5, 2020, Jules and Associates, Inc. filed and served on CTI a demand for arbitration with JAMS related to the lease of certain equipment. The demand requests $98,245 for alleged past due amounts, plus amounts that Jules alleges continue to accrue under the lease, attorneys’ fees and costs, as well as a return of the equipment or its fair market value. CTI has settled this matter with Jules for $90,000 to be paid in installments as follows: $15,000 upon execution of a settlement agreement, $25,000 on October 15, 2021; $25,000 on November 15, 2021; and $25,000 on December 15, 2021. Additionally, as part of the settlement, CTI is entitled to keep the equipment and Jules will execute a bill of sale to CTI for the equipment upon receipt of the settlement amount. CTI is waiting for Jules to send a draft settlement agreement on those terms.

Benchmark Investments, Inc. v. Yunhong CTI Ltd filed a case in the United States District Court for the Southern District of New York on March 16, 2021 and served on CTI on March 31, 2021.  The complaint seeks damages in excess of $500,000. CTI has filed our Answer and Counterclaim to the complaint.

On July 16, 2021, Transportation Solutions Group LLC d/b/a Redwood Multimodal filed a Complaint against CTI for breach of contract or in the alternative quantum alleging damages for unpaid invoices in the amount of $98,661, plus attorneys’ fees and costs. The case is pending in the Circuit Court of Cook County, Illinois, Law Division under Case Number 2021 L 7225. CTI was served on July 30 and its deadline to appear and answer or otherwise plead is August 30, 2021. The Company has reached out to Plaintiff to attempt to resolve this matter.

Note 7 - Other Comprehensive Income

In the three months ended June 30, 2021 and 2020, the Company incurred other comprehensive income of approximately $48,073 and $66,327, respectively, from foreign currency translation adjustments.  In the six months ended June 30, 2021 and 2020, the Company incurred other comprehensive income (loss) of approximately $31,806 and $(1,297,176), respectively, from foreign currency translation adjustments.  The main contributing factor for the large other comprehensive loss in the six months ended June 30, 2020 was the sudden 25% decline in the valuation of the Mexican peso related to the COVID-19 pandemic and the resulting large-scale, rapid impacts to the world economy.

Note 8 - Geographic Segment Data

The Company has determined that it operates primarily in one business segment that designs, manufactures, and distributes film and film related products for use in packaging, storage, and novelty balloon products. The Company operates in foreign and domestic regions. Information about the Company's continuing operations by geographic area is as follows:

	Net Sales to Outside Customers
	For the Three Months Ended
	June 30,
	2021	2020

United States	$5,711,952	$4,542,484
Mexico	613,289	1,202,869

	$6,325,241	$5,745,353

	Net Sales to Outside Customers
	For the Six Months Ended
	June 30,
	2021	2020

United States	$12,310,942	$9,968,423
Mexico	1,430,467	2,844,431

	$13,741,409	$12,812,854

	Total Assets at
	June 30,	December 31,
	2021	2020

United States	$15,801,575	$12,458,706
Mexico	8,681,668	8,798,046
Assets Held for Sale International Subsidiaries	-	294,219

	$24,483,243	$21,550,971

Note 9 - Inventories, Net of Continuing Operations

	June 30, 2021	December 31, 2020
Raw materials	$1,368,781	$1,175,763
Work in process	2,818,869	2,799,253
Finished goods	7,418,578	7,223,902
In Transit	127,740	88,315
Allowance for excess quantities	(228,720)	(317,522)
Total inventories	$11,505,248	$10,969,711

Note 10 - Concentration of Credit Risk

Concentration of credit risk with respect to trade accounts receivable is generally limited due to the large number of entities comprising the Company's customer base. The Company performs ongoing credit evaluations and provides an allowance for potential credit losses against the portion of accounts receivable which is estimated to be uncollectible. Such losses have historically been within management's expectations. During the three and six months ended June 30, 2021 and 2020, there were two customers whose purchases represented more than 10% of the Company’s consolidated net sales. Sales to these customers for the three and six months ended June 30, 2021 and 2020 are as follows:

	Three Months Ended		Three Months Ended
	June 30, 2021		June 30, 2020
Customer	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Customer A	$3,421,000	54%	$2,508,000	43%
Customer B	$812,000	13%	$947,000	16%

	Six Months Ended		Six Months Ended
	June 30, 2021		June 30, 2020
Customer	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Customer A	$7,344,000	53%	$5,675,000	44%
Customer B	$2,106,000	15%	$2,110,000	17%

As of June 30, 2021, the total amounts owed to the Company by these customers were approximately $2,202,000 or 42% of the Company’s consolidated net accounts receivable. The amounts owed at June 30, 2020 by these customers were approximately $4,012,000 or 56% of the Company’s consolidated net accounts receivable.

Note 11 - Related Party Transactions

John H. Schwan, who resigned as Chairman of the Board on June 1, 2020, is the brother of Gary Schwan, one of the owners of Schwan Incorporated, which provides building maintenance services to the Company. The Company made payments to Schwan Incorporated of approximately $31,000 and $2,700 during the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021 the payable balance amounted to nil. Jana M. Schwan, Chief Operating Officer of the Company, is the daughter of John H. Schwan.

During the period from January 2003 to the present, John H. Schwan has made loans to the Company which had outstanding balances of $1,157,908 and $1,123,769 as of June 30, 2021 and December 31, 2020, respectively.  No payments were made to Mr. Schwan since 2019. Interest expense related to this loan amounted to $17,000 and $16,000 for the three months ended June 30, 2021 and 2020, respectively and $34,000 and $32,000 for the six months ended June 30, 2021 and 2020, respectively.

Items identified as Notes Payable Affiliates in the Company's Consolidated Balance Sheet as of June 30, 2021 and December 31, 2020 include loans by shareholders to Flexo Universal totaling nil and $9,000, respectively.

On July 1, 2019, the Company deconsolidated Clever, and as result the Company recorded a note receivable of $1.3 million. One of owners of Clever is John Schwan from above. In 2020, the Company had reserved $1,277,000 of this receivable. In the three months ended June 30, 2021, the Company has fully reserved this receivable completely.  The balance as of December 31, 2020 and June 30, 2021 amounted to $100,000 and nil respectively.

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

Note 12 - Derivative Instruments; Fair Value

The Company accounts for derivative instruments in accordance with U.S. GAAP, which requires that all derivative instruments be recognized on the balance sheet at fair value. We may enter into interest rate swaps to fix the interest rate on a portion of our variable interest rate debt to reduce the potential volatility in our interest expense that would otherwise result from changes in market interest rates. Our derivative instruments are recorded at fair value and are included in accrued liabilities of our consolidated balance sheet. Our accounting policies for these instruments are based on whether they meet our criteria for designation as hedging transactions, which include the instrument’s effectiveness, risk reduction and, in most cases, a one-to-one matching of the derivative instrument to our underlying transaction. As of June 30, 2021, we had no such instrument.

Note 13 - Leases

We adopted ASC Topic 842 (Leases) on January 1, 2019. In July 2020, the Company entered into a lease agreement for a building through June 2021 (with no extension options).   The monthly lease payments are $38,000.  The Company made a policy election to not recognize right of use assets and lease liabilities that arise from leases with an initial term of twelve months or less on the Consolidated Balance Sheets.   However, the Company recognized these lease payments in the Consolidated Statement of Operations on a straight-line basis over the lease term and variable lease payments in the period in which the expense was incurred. This lease terminated during 2021 and was replaced with a new lease. In March 2021, the Company entered into a lease agreement for a building through September 2022. The monthly lease payments are $34,000.  As a result of this new lease, in March 2021, the Company recorded a right of use asset of $567,950 and a related operating lease liability and used the incremental borrowing rate of 11%. As discussed in Note 3, in April 2021, the Company sold its Lake Barrington Facility for $3.5 million and entered into a lease agreement pursuant to which the Company agreed to lease the Lake Barrington Facility from the Purchaser for a period of ten years. The annual base rent commences at $500,000 for the first year of the term and escalates annually to $652,386 during the last year of the term of the lease. As the fair value for this property was $3.81 million, the Company recognized a gain of $3,356,794 on the sale and established a prepaid rent of $310,000 for the difference between fair value and transaction price. As a result of this transaction, in April 2021, the Company recorded an operating lease liability of $3,037,914 and a corresponding right of use asset and used the incremental borrowing rate of 13.25%.

Note 14 - Subsequent Events

On July 30, 2021, Yunhong CTI Ltd. (the “Company”) entered into an agreement (the “Agreement”) whereby it agreed to the redemption of all of its equity interests in Flexo Universal S DE RL DE CV, a Mexican corporation (“Flexo”), in a transaction whereby Kingman Distributions, S.A. DE C.V, a Mexican corporation (the “Buyer”), will become the majority owner of Flexo (the “Transaction”).

In connection with the Transaction, Flexo will purchase and redeem all of the Company’s equity interests in Flexo in return for a purchase price of Five Hundred Thousand Dollars ($500,000), of which One Hundred Thousand Dollars ($100,000) is to be paid at the closing of the Transaction, and the remainder is to be paid in installments over twelve months following the closing date (the “Installment Obligations”). The Installment Obligations are to be secured by a pledge of the assets of Flexo, as well as by guaranties provided by the Buyer and Pablo Gortazar, an individual with an ownership interest in Flexo, pursuant to a Guaranty and Security Agreement to be entered into among the Company, the Buyer, Flexo and Mr. Gortazar at the closing.

The closing is conditioned on, among other things, (i) the Company being released from all obligations in connection with its guaranty of the real property lease for Flexo’s operating location in Guadalajara, Mexico, and (ii) the Company repaying its obligations in full to PNC Bank, National Association pursuant to the terms of the Revolving Credit, Term Loan and Security Agreement, dated as of December 14, 2017, as amended between the Company and the bank. The Transaction will close when all of the closing conditions set forth in in the Agreement have been satisfied.

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

Overview

We produce film products for novelty, packaging and container applications. These products include foil balloons, latex balloons and related products, films for packaging and custom product applications, and flexible containers for packaging and consumer storage applications. We produce all of our film products for packaging, container applications and most of our foil balloons at our plant in Lake Barrington, Illinois. We produce all of our latex balloons and latex products at our facility in Guadalajara, Mexico. Substantially all of our film products for packaging and custom product applications are sold to customers in the United States. We market and sell our novelty items and flexible containers for consumer use in the United States, Mexico, and Latin America. We also market and sell Candy Blossoms and party goods.

Summary of Subsequent Events

On July 30, 2021, Yunhong CTI Ltd. (the “Company”) entered into an agreement (the “Agreement”) whereby it agreed to the redemption of all of its equity interests in Flexo Universal S DE RL DE CV, a Mexican corporation (“Flexo”), in a transaction whereby Kingman Distributions, S.A. DE C.V, a Mexican corporation (the “Buyer”), will become the majority owner of Flexo (the “Transaction”).

In connection with the Transaction, Flexo will purchase and redeem all of the Company’s equity interests in Flexo in return for a purchase price of Five Hundred Thousand Dollars ($500,000), of which One Hundred Thousand Dollars ($100,000) is to be paid at the closing of the Transaction, and the remainder is to be paid in installments over twelve months following the closing date (the “Installment Obligations”). The Installment Obligations are to be secured by a pledge of the assets of Flexo, as well as by guaranties provided by the Buyer and Pablo Gortazar, an individual with an ownership interest in Flexo, pursuant to a Guaranty and Security Agreement to be entered into among the Company, the Buyer, Flexo and Mr. Gortazar at the closing.

The closing is conditioned on, among other things, (i) the Company being released from all obligations in connection with its guaranty of the real property lease for Flexo’s operating location in Guadalajara, Mexico, and (ii) the Company repaying its obligations in full to PNC Bank, National Association pursuant to the terms of the Revolving Credit, Term Loan and Security Agreement, dated as of December 14, 2017, as amended between the Company and the bank. The Transaction will close when all of the closing conditions set forth in in the Agreement have been satisfied.

Comparability

In July 2019, management and the Board engaged in a review of CTI Balloons and CTI Europe and determined that they are not accretive to the Company overall, add complexity to the Company’s structure and utilize resources. Therefore, as of July 19, 2019, the Board authorized management to divest these international subsidiaries. These actions were taken to focus our resources and efforts on our core business activities, particularly foil balloons and ancillary products based in North America. The Company determined that these entities met the held-for-sale and discontinued operations accounting criteria. Accordingly, the Company has reported the results of these International operations as discontinued operations in the Consolidated Statements of Comprehensive Income and presented the related assets and liabilities as held-for-sale in the Consolidated Balance Sheets. These changes have been applied for all periods presented. The Company divested its CTI Balloons (United Kingdom) subsidiary in the fourth quarter 2019, its Ziploc product line in the first quarter 2020, and divested its CTI Europe (Germany) subsidiary in the second quarter 2021.

Results of Operations

Net Sales. For the three month periods ended June 30, 2021 and 2020, net sales were $6,325,000 and $5,745,000, respectively.

For the three-month period ended June 30, 2021 and 2020, net sales by product category were as follows:

	Three Months Ended
	June 30, 2021		June 30, 2020
	$	% of	$	% of
Product Category	(000) Omitted	Net Sales	(000) Omitted	Net Sales	Variance	% change

Foil Balloons	4,573	72%	3,372	59%	1,201	35.6%

Latex Balloons	609	10%	1,115	19%	(506)	-45.4%

Film Products	505	8%	371	6%	134	36.0%

Other	638	10%	887	16%	(249)	-28.1%

Total	6,325	100%	5,745	100%	580	10.1%

For the six month periods ended June 30, 2021 and 2020, net sales were $13,741,000 and $12,813,000, respectively.

For the six month period ended June 30, 2021 and 2020, net sales by product category were as follows:

	June 30, 2021		June 30, 2020
	$	% of	$	% of
Product Category	(000) Omitted	Net Sales	(000) Omitted	Net Sales	Variance	% change

Foil Balloons	9,606	70%	7,864	61%	1,746	22.2%

Latex Balloons	1,306	10%	2,698	21%	(1,392)	-51.6%

Film Products	950	7%	586	5%	364	62.1%

Other	1,879	14%	1,665	13%	214	12.9%

Total	13,741	100%	12,813	100%	932	7.3%

Foil Balloons. Revenues from the sale of foil balloons increased during the three months period from $3,372,000 ending June 30, 2020 compared to $4,573,000 during the three month period of 2021. Revenues from the sale of foil balloons increased during the six month period from $7,864,000 ending June 30, 2020 compared to $9,610,000 during the six month period of 2021. Due to COVID-19 related issues, graduation season did not occur as it normally does during 2020. This is the third strongest event in our annual sales period.

Latex Balloons. Revenues from the sale of latex balloons were $609,000 and $1,306,000 during the three and six month periods ended June 30, 2021, compared to $1,115,000 and $2,698,000 during the same periods of 2020. Latex balloons encountered a COVID-19 constraint, as production activities were severely limited by the Mexican government.

Films. Revenues from the sale of commercial films were $505,000 and $950,000 during the three and six month periods ended June 30, 2021, compared to $371,000 and $586,000 during the same periods of 2020.

Other Revenues. Revenues from the sale of other products were $638,000 and $1,879,000 during the three and six month periods ended June 30, 2021, compared to $887,000 and $1,665,000 during the same periods of 2020. The revenues from the sale of other products during the first six months of 2021 and 2020 include (i) sales of a line of “Candy Blossoms” and similar products consisting of candy and small inflated balloons sold in small containers and (ii) the sale of accessories and supply items related to balloon products.

Sales to a limited number of customers continue to represent a large percentage of our net sales. The table below illustrates the impact on sales of our top three and ten customers for the three month periods ended June 30, 2021 and 2020.

	Three Months Ended June 30,
	% of Sales
	2021	2020

Top 3 Customers	71%	66%

Top 10 Customers	82%	83%

	Six Months Ended June 30,
	% of Sales
	2021	2020

Top 3 Customers	73%	65%

Top 10 Customers	87%	81%

During the three and six months ended June 30, 2021 and 2020, there were two customer whose purchases represented more than 10% of the Company’s consolidated net sales. Sales to these customers for the three and six months ended June 30, 2021 and 2020 are as follows:

	Three Months Ended		Three Months Ended
	June 30, 2021		June 30, 2020
Customer	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Customer A	$3,421,000	54%	$2,508,000	43%
Customer B	$812,000	13%	$947,000	16%

	Six Months Ended		Six Months Ended
	June 30, 2021		June 30, 2020
Customer	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Customer A	$7,344,000	53%	$5,675,000	44%
Customer B	$2,106,000	15%	$2,110,000	17%

As of June 30, 2021, the total amounts owed to the Company by these customers were approximately $2,202,000 or 42% of the Company’s consolidated net accounts receivable. The amounts owed at June 30, 2020 by these customers were approximately $4,012,000 or 56% of the Company’s consolidated net accounts receivable.

Cost of Sales. During the three and six month period ended June 30, 2021, the cost of sales was $5,459,000 and $11,782,000, compared to $5,136,000 and $10,722,000 respectively for the same period of 2020 due to higher sales volume.

General and Administrative. During the three and six month period ended June 30, 2021, general and administrative expenses were $1,257,000 and $2,378,000 compared to $1,484,000 and $2,186,000 respectively for the same period in 2020.

Selling, Advertising and Marketing. During the three and six month period ended June 30, 2021, selling, advertising and marketing expenses were $107,000 and $247,000 as compared to $108,000 and $282,000 respectively for the same period in 2020.

Gain on Sale of Assets. On April 23, 2021, the Company sold its facility in Lake Barrington, Illinois and as a result of the sale recognized a gain amounting to $3,357,000.

Other Income (Expense). During the three and six month period ended June 30, 2021, the Company incurred interest expense of $181,000 and $413,000 compared to interest expense of $337,000 and $778,000 respectively during the same period of 2020.  Interest expense decreased due to the reduction of the Company's senior debt facility.

For the three and six month period ended June 30, 2021, the Company had a foreign currency transaction gain of $36,000 and $9,000 as compared to a loss of $30,000 and $184,000 respectively during the same period of 2020.

Financial Condition, Liquidity and Capital Resources

Cash Flow Items.

Operating Activities. During the six months ended June 30, 2021, net cash used in operations was $631,000, compared to net cash used by operations during the six months ended June 30, 2020 of $1,028,000.

Significant changes in working capital items during the three months ended June 30, 2021 included:

●	A decrease in accounts receivable of $162,000 compared to a decrease in accounts receivable of $1,154,000 in the same period of 2020.
●	An increase in inventory of $457,000 compared to a decrease in inventory of $1,682,000 in 2020.

●	An increase in trade payables of $43,000 compared to a decrease in trade payables of $1,832,000 in 2020.
●	A gain on sale of assets of $3,357,000 in 2021 and nil in 2020
●	A decrease in prepaid expenses and other assets of $219,000 compared to a decrease of $38,000 in 2020.
●	An increase in accrued liabilities of $314,000 compared to an increase in accrued liabilities of $11,000 in 2020.

Investing Activity. During the six months ended June 30, 2021, cash provided by investing activity was $3,454,000, compared to cash used in investing activity for the same period of 2020 in the amount of $72,000. Investing activity consisted principally of the cash flows from the sale and leaseback of our Lake Barrington, Illinois facility, as further described below under the heading "Liquidity and Capital Resources"..

Financing Activities. During the six months ended June 30, 2021, cash used in financing activities was $2,695,000 compared to cash used in financing activities for the same period of 2020 in the amount of $346,000. Financing activity consisted principally of changes in the balances of revolving and long-term debt.

Liquidity and Capital Resources.

At June 30, 2021, the Company had cash balances of $273,000 compared to cash balances of $104,000 for the same period of 2020.

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

Please see pages 11-13 of our Annual Report on Form 10-K for the year ended December 31, 2020 for a description of policies that are critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. No material changes to such information have occurred during the three and six months ended June 30, 2021.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of these disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e), as of June 30, 2021. Based on this evaluation, the Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) concluded that our disclosure controls and procedures were not effective as of June 30, 2021, the end of the period covered by this Quarterly Report on Form 10-Q due to the material weaknesses described below.

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

Management has assessed the effectiveness of our internal control over financial reporting as of June 30, 2021. In making our assessment of the effectiveness of internal control over financial reporting, management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

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

As a result of the material weaknesses, we have concluded that we did not maintain effective internal control over financial reporting as of June 30, 2021.

Part II.OTHER INFORMATION

Item 1. Legal Proceedings

The Company may be party to certain lawsuits or claims arising in the normal course of business. The ultimate outcome of these matters is unknown but, in the opinion of management, we do not believe any of these proceedings will have, individually or in the aggregate, a material adverse effect upon our financial condition, cash flows or future results of operation.

In July, 2017, God’s Little Gift, Inc. (d\b\a) Helium and Balloons Across America and Gary Page (“Claimants”) filed an action against the Company based on disputed compensation amounts over several years. This action was resolved by mutual agreement between the parties during January 2019. Mr. Page received 20,000 shares of CTI common stock, $5,000 in cash, and a minimum payout in his monthly royalty calculation of $7,667 beginning March 1, 2019 and ending August 1, 2021. The balance remaining as of June 30, 2021 and December 31, 2020 amounted to $15,324 and $53,659, respectively.

FedEx Trade Networks Transport and Brokerage Inc. v. CTI Industries Corp., Case No. 20 L 46, was filed on January 27, 2020 in the Circuit Court of the 19th Judicial Circuit, Lake County, Illinois.  The complaint for breach of contract sought $163,964.75 in damages, plus interest and court costs. On October 15, 2020, the case was dismissed with leave to reinstate pursuant to settlement. The settlement calls for the payment of $100,400.00 in monthly installments of $10,000 per month for a period of ten (10) months and with the last payment being in the amount of $10,400. The first payment came due and was made on October 30, 2020, and payments have been made monthly. The balance remaining as of June 30, 2021 and December 31, 2020 amounted to $10,400 and $70,400, respectively.

Airgas USA, LLC v. CTI Industries Corp., Case No. 01-20-0014-7852 was filed with the American Arbitration Association on or about September 8, 2020. The claim seeks $212,000, plus interest, attorneys’ fees and costs for breach of contract. Claimant agreed to give CTI an extension to respond to the claim so the parties could attempt to resolve. On February 10, 2021, Airgas accepted CTI’s offer to pay $125,000 over 10 months. Airgas agreed to the settlement in March of 2021. The balance as of June 30, 2021 and December 31, 2020 amounted to $100,000 and 125,000, respectively

On October 19, 2020, Jules and Associates, Inc. sent CTI a demand letter related to the lease of certain equipment. The letter demanded $65,846.99 for alleged past due amounts under the lease as well as a return of the equipment. Discussions regarding the return of the equipment are ongoing and no lawsuit has been filed. On April 5, 2020, Jules and Associates, Inc. filed and served on CTI a demand for arbitration with JAMS related to the lease of certain equipment. The demand requests $98,244.55 for alleged past due amounts, plus amounts that Jules alleges continue to accrue under the lease, attorneys’ fees and costs, as well as a return of the equipment or its fair market value. CTI has settled this matter with Jules for $90,000 to be paid in installments as follows: $15,000 upon execution of a settlement agreement, $25,000 on October 15; $25,000 on November 15; and $25,000 on December 15. Additionally, as part of the settlement, CTI is entitled to keep the equipment and Jules will execute a bill of sale to CTI for the equipment upon receipt of the settlement amount. CTI is waiting for Jules to send a draft settlement agreement on those terms.  The liability recorded by the Company as of June 30, 2021 and December 31, 2020 amounted to $107,410 and $75,187, respectively.

Benchmark Investments, Inc. v. Yunhong CTI Ltd filed a case in the United States District Court for the Southern District of New York on March 16, 2021 and served on CTI on March 31, 2021.  The complaint seeks damages in excess of $500,000. CTI has filed our Answer and Counterclaim to the complaint.

On July 16, 2021, Transportation Solutions Group LLC d/b/a Redwood Multimodal filed a Complaint against CTI for breach of contract or in the alternative quantum alleging damages for unpaid invoices in the amount of $98,660.88, plus attorneys’ fees and costs. The case is pending in the Circuit Court of Cook County, Illinois, Law Division under Case Number 2021 L 7225. CTI was served on July 30 and its deadline to appear and answer or otherwise plead is August 30, 2021. The Company has reached out to Plaintiff to attempt to resolve this matter.

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

On April 23, 2021, the Company entered into a Purchase and Sale Agreement (“PSA”) with an unaffiliated purchaser (the “Purchaser”) pursuant to which the Company sold its facility in Lake Barrington, Illinois (the “Lake Barrington Facility”), in which our headquarters office, production and warehouse space are located, to the Purchaser. The sale price for the Lake Barrington Facility was $3,500,000, consisting of $2,000,000 in cash and a promissory note with a principal amount of $1,500,000, due and payable on May 3, 2021 (the “Purchaser Promissory Note”). Concurrently with the closing under the PSA, the Company and the Purchaser entered into a lease agreement pursuant to which the Company agreed to lease the Lake Barrington Facility from the Purchaser for a period of ten years. The annual base rent commences at $500,000 for the first year of the term and escalates annually to $652,386 during the last year of the term of the lease. Concurrently with the entry into the PSA and the Lease, the Company entered into a Consent, Forbearance and Amendment No. 6 to Revolving Credit, Term Loan and Security Agreement (the “Amendment Agreement”) with PNC for itself and for the other participant lenders thereunder (collectively, the “Lender”). Prior to entering into the Amendment Agreement, PNC had notified the Company that various events of default had occurred under the Loan Agreement (the “Existing Defaults”) and were continuing. Pursuant to the Amendment Agreement, the Lender consented to the transactions contemplated by the PSA and the Lease, as required under the Loan Agreement.  As a condition to the Amendment Agreement, the Company agreed that the full $2,000,000 in cash proceeds from the sale of the Lake Barrington Facility would be applied to repay the $2,000,000 term loan owed to the Lender pursuant to the Loan Agreement. The Company further agreed that $1,500,000 in proceeds from the Purchaser Promissory Note will be applied to amounts due and owing to the Lender under revolving credit advances made pursuant to the Loan Agreement (the “Revolving Loans”). Pursuant to the Amendment Agreement, the Lender agreed to forbear from exercising its rights and remedies with respect to the Existing Event of Defaults under the Loan Agreement for a period ending on the earlier of September 30, 2021, the occurrence of a new event of default under the Loan Agreement, or the occurrence of a Termination Event (as defined therein). Additionally, certain additions and amendments to the Loan Agreement were set forth in the Amendment Agreement, including:

●	The maximum revolving advance amount is reduced from $18,000,000 to $9,000,000
●	The Termination date of the loan agreement is revised from December 14, 2022 to December 31, 2021
●

On or before June 30, 2021 or such later date as the lender agrees in its sole discretion, the Company shall receive an equity investment of at least $1,500,000 and apply 100% of the proceeds to a reduction of the revolving line of credit advance under the loan agreement (the Equity Investment)

●

On or before August 15, 2021, or such later date as the Lender agrees in its sole discretion, the Company shall deliver to Lender (i) a binding term sheet, in form and substance acceptable to Lender, from a financing source that provides for the refinance and payment in full, in cash, of the obligations owing under the Loan Agreement on or before September 30, 2021, or (ii) evidence, in form and substance satisfactory to the Lender, that certain equity holders of the Company have available and identifiable funds that are on deposit with a depository institution that are sufficient to pay in full, in cash, all of the Company obligations under the Loan Agreement on or before September 30, 2021

●	On or before September 30, 2021, the Company will cause all of the amounts owing under the Loan Agreement to be paid in full in cash
●	The Forbearance Reserve (as defined in Amendment No. 5 to the Loan Agreement) shall be increased from $1,025,000 to $2,525,000
●	Effective August 1, 2021, accounts receivable from Wal-Mart Stores and its affiliates shall no longer be considered eligible receivables
●	Modifications will be made to the budget, testing and variance provisions of the Loan Agreement.

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
101*

Interactive Data Files, including the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
**	furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 20, 2021	Yunhong CTI Ltd.

By: /s/ Jennifer M. Connerty Jennifer M. Connerty Chief Financial Officer By: /s/ Yubao Li Yubao Li President and Chief Executive Officer