Form 10-Q
period 2021-09-30
Yunhong CTI Ltd.
filed 2021-11-19
CIK 1042187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

The number of shares outstanding of the registrant’s common stock, no par value per share, as of November 15th, 2021 was 5,886,750 (excluding treasury shares).

INDEX

PART I – FINANCIAL INFORMATION

Item No. 1.	Financial Statements
	Condensed Consolidated Balance Sheets at September 30, 2021(unaudited) and December 31, 2020	1
	Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three and nine months ended September 30, 2021 and September 30, 2020	2
	Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2021 and September 30, 2020	3
	Condensed Consolidated Statements of Shareholders' Equity (unaudited) for the three and nine months ended September 30, 2021 and September 30, 2020	4
	Notes to Condensed Consolidated Financial Statements (unaudited)	6
Item No. 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item No. 3	Quantitative and Qualitative Disclosures Regarding Market Risk	23
Item No. 4	Controls and Procedures	23

PART II – OTHER INFORMATION

Item No. 1	Legal Proceedings	24
Item No. 1A	Risk Factors	24
Item No. 2	Unregistered Sales of Equity Securities and Use of Proceeds	24
Item No. 3	Defaults Upon Senior Securities	24
Item No. 4	Mine Safety Disclosures	25
Item No. 5	Other Information	25
Item No. 6	Exhibits	26
	Signatures	26
	Exhibit 31.1
	Exhibit 31.2
	Exhibit 32

Yunhong CTI, LTD

Condensed Consolidated Balance Sheets

	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$425,516	$429,457
Accounts receivable	5,248,305	5,013,195
Inventories, net	11,380,765	10,969,711
Prepaid expenses	793,076	589,149
Other current assets	1,722,048	1,352,419
Income Tax Receivable	196,747	403,074
Receivable from related party	-	100,000
Current assets of discontinued operations	-	294,219

Total current assets	19,766,457	19,151,224

Property, plant and equipment:
Machinery and equipment	19,834,510	19,833,903
Building	-	3,321,016
Office furniture and equipment	2,159,259	2,231,458
Intellectual property	783,179	783,179
Land	-	250,000
Leasehold improvements	165,217	407,476
Fixtures and equipment at customer locations	518,450	518,450
Projects under construction	136,207	71,206
	23,596,822	27,416,688
Less : accumulated depreciation and amortization	(22,329,036)	(25,466,213)

Total property, plant and equipment, net	1,267,786	1,950,475

Other assets:
Operating lease right-of-use	3,763,346	361,720
Other assets	84,692	87,552

Total other assets	3,848,038	449,272

TOTAL ASSETS	24,882,281	21,550,971

LIABILITIES, MEZZANINE EQUITY AND SHAREHOLDERS' EQUITY
Current liabilities:
Trade payables	$4,553,389	$5,504,442
Line of credit	3,263,698	5,363,340
Notes payable - current portion	3,777,958	3,913,666
Advance from Investor	1,500,000	1,500,000
Notes payable affiliates - current portion	-	8,045
Notes payable - officers, subordinated	1,175,361	1,123,769
Operating Lease Liabilities	871,287	317,591
Accrued liabilities	1,551,984	871,761
Current liabilities of discontinued operations	-	184,577

Total current liabilities	16,693,677	18,787,191

Long-term liabilities:
Operating Lease Liabilities	2,892,059	44,129

Total long-term liabilities	2,892,059	44,129

TOTAL LIABILITIES	19,585,736	18,831,320

Mezzanine equity:
Series B Preferred stock -- no par value, 170,000 share authorized 170,000 shares issued and outstanding at September 30, 2021 and December 31, 2020	-	1,532,164

Equity:
Yunhong CTI, Ltd stockholders' equity:
Series A Preferred Stock -- no par value, 3,000,000 shares authorized, 500,000 shares issued and outstanding at September 30, 2021 December 31, 2020 (liquidation preference - $5.0 million as of September 30, 2021)	3,054,583	2,754,583
Series B Preferred Stock -- no par value, 170,000 shares authorized, 170,000 shares issued and outstanding at September 30, 2021 and nil at December 31, 2020 (liquidation preference - $1.7 million as of September 30, 2021)	1,680,707	-
Series C Preferred Stock -- no par value, 170,000 shares authorized, 170,000 shares issued and outstanding at September 30, 2021 and nil at December 31, 2020 respectively (liquidation preference - $1.7 million as of September 30, 2021)	1,596,333	-
Common stock - no par value, 50,000,000 shares authorized, 5,930,408 and 5,827,304 shares issued and 5,886,750 and 5,783,646 shares outstanding at September 30, 2021 and December 31, 2020 respectively	14,537,828	14,537,828
Paid-in-capital	4,496,635	5,041,511
Accumulated deficit	(13,645,161)	(14,382,327)
Accumulated other comprehensive loss	(6,273,309)	(5,885,112)
Less: Treasury stock, 43,658 shares	(160,784)	(160,784)
Total Yunhong CTI, Ltd Stockholders' Equity	5,286,832	1,905,699

Noncontrolling interest	9,713	(718,212)

Total Shareholders' Equity	5,296,545	1,187,487

TOTAL LIABILITIES, MEZZANINE EQUITY AND SHAREHOLDERS' EQUITY	$24,882,281	$21,550,971

See accompanying notes to condensed consolidated unaudited financial statements

Yunhong CTI, LTD

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2021	2020	2021	2020

Net Sales	$6,234,231	$5,980,766	$19,975,640	$18,793,620

Cost of Sales	5,659,400	5,719,824	17,441,799	16,441,524

Gross profit	574,831	260,942	2,533,841	2,352,096

Operating expenses:
General and administrative	1,061,849	1,067,122	3,439,467	3,253,561
Selling	32,904	31,723	98,261	112,113
Advertising and marketing	70,902	69,569	252,088	271,563
Gain on sale of assets	-	-	(3,356,794)	(45,700)

Total operating expenses	1,165,655	1,168,414	433,022	3,591,537

Income (loss) from operations	(590,824)	(907,472)	2,100,819	(1,239,441)

Other (expense) income:
Interest expense	(114,051)	(255,138)	(526,700)	(1,033,240)
Gain on forgiveness of Payroll Protection Program Funding	-	247,554	-	1,047,700
Other income (expense)	94,577	(15,621)	(236,939)	(387,961)
Foreign currency gain	(27,840)	15,100	(18,341)	(169,357)

Total other income (expense)	(47,314)	(8,105)	(781,980)	(542,858)

Income (Loss) from continuing operations before taxes	(638,138)	(915,577)	1,318,839	(1,782,299)

Income tax expense	-	-	-	-

Income (Loss) from continuing operations	(638,138)	(915,577)	1,318,839	(1,782,299)

Gain (loss) from discontinued operations, net of tax	-	(113,055)	146,252	(1,199,648)

Net Income (Loss)	$(638,138)	$(1,028,632)	$1,465,091	$(2,981,947)

Less: Net income (loss) income attributable to noncontrolling interest	(4,972)	(74,692)	727,925	138,198

Net income (loss) attributable to Yunhong CTI, Ltd	$(633,166)	$(953,940)	$737,166	$(3,120,145)

Other Comprehensive Income (Loss)
Foreign currency adjustment	(343,988)	5,324	(295,915)	(1,291,852)
Reclassification of foreign currency translation loss to earnings	-	-	(92,282)
Comprehensive Income (Loss)	$(982,126)	$(1,023,308)	$1,076,894	$(4,273,799)

Deemed Dividends on preferred stock and amortization of beneficial conversion feature	$(168,000)	$(114,561)	$(1,876,876)	$(2,733,329)

Net Loss attributable to Yunhong CTI Ltd Shareholders	$(801,166)	$(1,068,501)	$(1,139,710)	$(5,853,474)

Basic income (loss) per common share
Continuing operations	$(0.14)	$(0.19)	$(0.22)	$(1.05)
Discontinued operations	-	(0.02)	0.02	(0.27)
Basic income (loss) per common share	$(0.14)	$(0.21)	$(0.20)	$(1.32)

Diluted income (loss) per common share
Continuing operations	$(0.14)	$(0.19)	$(0.22)	$(1.05)
Discontinued operations	-	(0.02)	0.02	(0.27)
Diluted income (loss) per common share	$(0.14)	$(0.21)	$(0.20)	$(1.32)

Weighted average number of shares and equivalent shares of common stock outstanding:
Basic	5,886,750	4,902,131	5,876,237	4,426,420

Diluted	5,886,750	4,902,131	5,876,237	4,426,420

See accompanying notes to condensed consolidated unaudited financial statements

Yunhong CTI, LTD

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended September 30
	2021	2020

Cash flows from operating activities:
Net income (loss)	$1,465,091	$(2,981,947)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	394,976	792,104
Amortization of deferred gain on sale/leaseback	-	(45,700)
Amortization of ROU Asset	359,564	470,771
Realized currency translation gain	(92,282)	-
Gain on forgiveness of PPP Funding	-	(1,047,700)
Gain on sale of building	(3,356,794)	-
Provision for losses on accounts receivable	154,301	20,666
Provision for losses on inventories	-	(40,482)
Impairment of Note Receivable	95,000	350,000
Change in assets and liabilities:
Accounts receivable	(51,654)	2,915,506
Inventories	(551,065)	2,314,744
Prepaid expenses and other assets	(843,581)	(289,820)
Change in ROU Liability	(359,564)	(470,771)
Trade payables	(833,554)	(852,231)
Accrued liabilities	680,223	(140,076)

Net cash provided by (used in) operating activities	(2,939,339)	995,064

Cash flows from investing activities:
Purchases of property, plant and equipment	(98,824)	(139,708)
Sale of building	3,500,000	-

Net cash provided by (used in) investing activities	3,401,176	(139,708)

Cash flows from financing activities:
Change in checks written in excess of bank balance	-	29,837
Repayment of debt and revolving line of credit	(3,729,577)	(10,158,387)
Proceeds from advance from investor	1,500,000	1,500,000
Proceeds from issuance of stock	-	5,426,601
Cash paid for stock issuance costs	-	(1,024,313)
Cash paid for deferred financing fees	85,492	64,887
Proceeds from PPP	-	1,047,700
Proceeds from issuance of long-term debt and revolving line of credit	1,494,227	876,791

Net cash used in financing activities	(649,858)	(2,236,884)

Effect of exchange rate changes on cash	(11,416)	536,430

Net decrease in cash and cash equivalents	(199,437)	(845,098)

Cash and cash equivalents at beginning of period	624,953	845,098

Cash and cash equivalents at end of period	$425,516	$-

Supplemental disclosure of cash flow information:
Cash payments for interest	$526,700	$1,033,350
Conversion of debt to Series A Preferred	$-	$478,000
Accrued Divided and Accretion on preferred stock	$544,876	$255,000
Issuance of Placement agent warrants in connection with Series A Preferred offering	$-	$919,000
Issuance of Common stock to placement agent	$-	$306,000
Issuance of Series C Preferred in exchange from advance from investor	$1,500,000	$-
Cash receipts for tax refund	$206,000	$-
Amortization of beneficial conversion feature and deemed dividend on Preferred stock	$1,500,000	$2,200,000

See accompanying notes to condensed consolidated unaudited financial statements

Yunhong CTI, Ltd

Consolidated Statements of Stockholders' Equity

	Yunhong CTI, Ltd
	Three and Nine Months Ended September 30, 2020
										Accumulated	Other	Less
	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Paid-in	(Deficit)	Comprehensive	Treasury Stock		Noncontrolling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Interest	TOTAL

Balance December 31, 2019	-	$-	-	$-	-	$-	3,879,608	$13,898,494	$3,587,287	$(9,992,841)	$(5,348,812)	(43,658)	$(160,784)	$(856,837)	$1,126,507

Convertible Preferred Stock Issuance - cash	362,660	3,509,933	-	-	-	-	140,000	116,667	-	-	-	-	-	-	3,626,600
Convertible Preferred Stock Issuance - conversion of debt	48,200	478,017	-	-	-	-	-	-	-	-	-	-	-	-	478,017
Common stock issued for placement agent fees	-	(306,000)	-	-	-	-	200,000	306,000	-	-	-	-	-	-	-
Warrants issued to placement agent and other issuance costs	-	(752,924)	-	-	-	-	-	-	752,927	-	-	-	-	-	-
Placement agent fees and issuance costs	-	(820,160)	-	-	-	-	-	-	-	-	-	-	-	-	(820,160)
Beneficial Conversion feature (BCF) on Series A Preferred Stock	-	(2,328,473)	-	-	-	-	-	-	2,328,473	-	-	-	-	-	-
Deemed Dividend on BCF of Series A Preferred Stock	-	2,328,473	-	-	-	-	-	-	(2,328,473)	-	-	-	-	-	-
Accrued Deemed Dividend - Series A Preferred Stock	-	52,741	-	-	-	-	-	-	(52,741)	-	-	-	-	-	-
Net Loss	-	-	-	-	-	-	-	-	-	(638,696)	-	-	-	144,577	(494,119)
Foreign Currency Translation	-	-	-	-	-	-	-	-	-	-	(1,363,503)	-	-	-	(1,363,503)
Balance March 31, 2020	410,860	$2,161,607	-	$-	-	$-	4,219,608	$14,321,161	$4,287,473	$(10,631,537)	$(6,712,315)	(43,658)	$(160,784)	$(712,260)	$2,553,342

Convertible Preferred Stock Issuance - cash	180,000	1,583,334	-	-	-	-	260,000	216,667	-	-	-	-	-	-	1,800,001
Warrants issued to placement agent and other issuance costs	-	(166,181)	-	-	-	-	-	-	166,181	-	-	-	-	-	-
Placement agent fees and issuance costs	-	(204,153)	-	-	-	-	-	-	-	-	-	-	-	-	(204,153)
Beneficial Conversion feature (BCF) on Series A Preferred Stock	-	(140,000)	-	-	-	-	-	-	140,000	-	-	-	-	-	-
Deemed Dividend on BCF of Series A Preferred Stock	-	140,000	-	-	-	-	-	-	(140,000)	-	-	-	-	-	-
Accrued Deemed Dividend - Series A Preferred Stock	-	97,554	-	-	-	-	-	-	(97,554)	-	-	-	-	-	-
Net Loss	-	-	-	-	-	-	-	-	-	(1,527,509)	-	-	-	68,313	(1,459,196)
Foreign Currency Translation	-	-	-	-	-	-	-	-	-	-	66,327	-	-	-	66,327
Balance June 30, 2020	590,860	$3,472,161	-	$-	-	$-	4,479,608	$14,537,828	$4,356,100	$(12,159,046)	$(6,645,988)	(43,658)	$(160,784)	$(643,947)	$2,756,321

Preferred Stock converted	(42,660)	(444,607)		-	-	-	444,607	-	444,607	-	-	-	-	-	-
Common stock issued for warrants exercised	-		-	-	-	-	332,483	-		-	-	-	-	-	-
Stock based compensation	-	-	-	-	-	-	15,000	-	-	-	-	-	-	-	-
Accrued Deemed Dividend - Series A Preferred Stock	-	105,046	-	-	-	-	-	-	(105,046)	-	-	-	-	-	-
Net Loss	-	-	-	-	-	-	-	-	-	(953,940)	-	-	-	(74,692)	(1,028,632)
Foreign Currency Translation	-	-	-	-	-	-	-	-	-	-	5,324	-	-	-	5,324
Balance September 30, 2020	548,200	$3,132,600	-	$-	-	$-	5,271,698	$14,537,828	$4,695,661	$(13,112,986)	$(6,640,664)	(43,658)	$(160,784)	$(718,639)	$1,733,013

	Yunhong CTI, Ltd
	Three and Nine Months Ended September 30, 2021
											Accumulated
										Accumulated	Other	Less
	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Paid-in	(Deficit)	Comprehensive	Treasury Stock		Noncontrolling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Interest	TOTAL

Balance December 31, 2020	500,000	$2,754,583	-	$-	-	$-	5,827,304	$14,537,828	$5,041,511	$(14,382,327)	$(5,885,112)	(43,658)	$(160,784)	$(718,212)	$1,187,487

Series C Convertible Stock Issuance	-	-	-		170,000	1,500,000	-	-	-	-	-	-	-	-	1,500,000
Series B Convertible Stock Modification	-	-	170,000	1,612,707	-	-	-	-	-	-	-	-	-	-	1,612,707
Common stock issued for warrants exercised - cashless	-	-	-	-	-	-	103,104	-	-	-	-	-	-	-	-
Beneficial Conversion feature (BCF) on Series A Preferred Stock	-	(2,468,473)	-	-	-	-	-	-	2,468,473	-	-	-	-	-	-
Deemed Dividend on BCF of Series A Preferred Stock	-	2,468,473	-	-	-	-	-	-	(2,468,473)	-	-	-	-	-	-
BCF on Series C Preferred Stock	-	-	-	-	-	-	-	-	1,500,000	-	-	-	-	-	1,500,000
Deemed Dividend on BCF of Series C Preferred Stock	-	-	-	-	-	-	-	-	(1,500,000)	-	-	-	-	-	(1,500,000)
Accrued Deemed Dividend - Series A Preferred Stock	-	100,000	-	-	-	-	-	-	(100,000)	-	-	-	-	-	-
Accrued Deemed Dividend - Series B Preferred Stock	-	-	-	-	-	-	-	-	(33,611)	-	-	-	-	-	(33,611)
Accrued Deemed Dividend - Series C Preferred Stock	-	-	-	-	-	28,333	-	-	(28,333)	-	-	-	-	-	-
Accretion of Series B Preferred Stock	-	-	-	-	-	-	-	-	(46,932)	-	-	-	-	-	(46,932)
Net Loss	-	-	-	-	-	-	-	-	-	(422,163)	-	-	-	41,814	(380,349)
Foreign Currency Translation	-	-	-	-	-	-	-	-	-	-	(16,267)	-	-	-	(16,267)
Balance March 31, 2021	500,000	$2,854,583	170,000	$1,612,707	170,000	$1,528,333	5,930,408	$14,537,828	$4,832,635	$(14,804,490)	$(5,901,379)	(43,658)	$(160,784)	$(676,398)	$3,823,035

Accrued Deemed Dividend - Series A Preferred Stock	-	100,000	-	-	-	-	-	-	(100,000)	-	-	-	-	-	-
Accrued Deemed Dividend - Series B Preferred Stock	-	-	-	34,000	-	-	-	-	(34,000)	-	-	-	-	-	-
Accrued Deemed Dividend - Series C Preferred Stock	-	-	-	-	-	34,000	-	-	(34,000)	-	-	-	-	-	-
Net Loss	-	-	-	-	-	-	-	-	-	1,782,323	-	-	-	701,255	2,483,578
Foreign Currency Translation	-	-	-	-	-	-	-	-	-	-	(44,209)	-	-	-	(44,209)
Balance June 30, 2021	500,000	$2,954,583	170,000	$1,646,707	170,000	$1,562,333	5,930,408	$14,537,828	$4,664,635	$(13,022,167)	$(5,945,588)	(43,658)	$(160,784)	$24,857	$6,262,404

Accrued Deemed Dividend - Series A Preferred Stock	-	100,000	-	-	-	-	-	-	(100,000)	-	-	-	-	-	-
Accrued Deemed Dividend - Series B Preferred Stock	-	-	-	34,000	-	-	-	-	(34,000)	-	-	-	-	-	-
Accrued Deemed Dividend - Series C Preferred Stock	-	-	-	-	-	34,000	-	-	(34,000)	-	-	-	-	-	-
Net Loss	-	-	-	-	-	-	-	-	-	(622,994)	-	-	-	(15,144)	(638,138)
Foreign Currency Translation	-	-	-	-	-	-	-	-	-	-	(327,721)	-	-	-	(327,721)
Balance September 30, 2021	500,000	$3,054,583	170,000	$1,680,707	170,000	$1,596,333	5,930,408	$14,537,828	$4,496,635	$(13,645,161)	$(6,273,309)	(43,658)	$(160,784)	$9,713	$5,296,545

See accompanying notes to condensed consolidated unaudited financial statements

Yunhong CTI Ltd. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 - Basis of Presentation

The accompanying condensed (a) consolidated balance sheet as of September 30, 2021 and (b) the unaudited interim condensed consolidated financial statements have been prepared and, in the opinion of management, contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the consolidated financial position and the consolidated statements of comprehensive income and consolidated cash flows for the periods presented in conformity with generally accepted accounting principles for interim consolidated financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2021. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2020.

Principles of consolidation and nature of operations:

Yunhong CTI Ltd., its Mexican subsidiary (Flexo Universal, S. de R.L. de C.V.) (“Flexo Universal”), its German subsidiary (CTI Europe GmbH) (“CTI Europe”) and its subsidiary CTI Supply, Inc. (collectively, the “Company”) (i) design, manufacture and distribute metalized and latex balloon products throughout the world and (ii) operate systems for the production, lamination, coating and printing of films used for food packaging and other commercial uses and for conversion of films to flexible packaging containers and other products. As discussed in Note 2 Discontinued Operations, effective in the third quarter of 2019, the Company determined that it would exit the business formerly conducted by CTI Europe. Accordingly, the operations of that entity are classified as discontinued operations in these financial statements. The entity was fully disposed of in the second quarter of 2021.

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

As of September 30, 2021 and 2020, shares to be issued upon the exercise of options and warrants aggregated nil and 479,802, respectively. As of September 30, 2021, shares to be issued upon the conversion of Series A, Series B, and Series C Preferred Stock was 5,000,000, 1,700,000, and 1,700,000, respectively. For the three and nine months ended September 30, 2021, no assumed conversions were included in the determination of earnings on a diluted basis, as doing so would have been anti-dilutive.

Significant Accounting Policies:

The Company’s significant accounting policies are summarized in Note 2 of the Company’s consolidated financial statements for the year ended December 31, 2020. There were no significant changes to these accounting policies during the three and nine months ended September 30, 2021.

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

Note 2 – Discontinued Operations

In July 2019 management and the board of directors of the Company (the Board”) engaged in a review of CTI Balloons and CTI Europe and determined that they were not accretive to the Company overall, added complexity to the Company’s structure and utilized resources. Therefore, as of July 19, 2019, the Board authorized management to divest of CTI Balloons and CTI Europe. These actions were taken to focus our resources and efforts on our core business activities, particularly foil balloons and ancillary products based in North America. The Company determined that these entities met the held-for-sale and discontinued operations accounting criteria. Accordingly, the Company has reported the results of these operations as discontinued operations in the Consolidated Statements of Comprehensive Income and presented the related assets and liabilities as held-for-sale in the Consolidated Balance Sheets. These changes have been applied for all periods presented. The Company divested its CTI Balloons (United Kingdom) subsidiary in the fourth quarter of 2019, its Ziploc product line in the first quarter of 2020, and its CTI Europe subsidiary in the second quarter of 2021.

In October 2019, we determined that we would not renew our Trademark License Agreement with SC Johnson when it expired on December 31, 2019. Under this Agreement, we were licensed to manufacture and sell a line of vacuum sealing machines and pouches under the Ziploc® Brand Vacuum Sealer System. The terms of the Agreement included a run-off provision which allowed us to sell products under the Ziploc trademark for 90 days after the end of the Agreement. Our exit of the Ziploc product line is considered a strategic shift and had a major effect on our operations and financial results. Therefore, this product line has been presented as discontinued operations.

CTI Europe recorded a gain from discontinued operations, net of taxes of nil and $146,000 for the three- and nine-month periods ended September 30, 2021, respectively. CTI Europe recorded a loss from discontinued operations, net of taxes of $(76,000) for the three months ended September 30, 2020, compared to a gain from discontinued operations net of taxes of $313,000 for the nine months ended September 30, 2020.

Our Ziploc product line recorded a loss from discontinued operations, net of taxes of nil for the three and nine months ended September 30, 2021. The loss, net of taxes, was ($37,000) and ($1,513,000) for the three- and nine-month periods ended September 30, 2020, respectively.

Summarized Discontinued Operations Financial Information

The following table summarizes the major line items for the operations that are included in the income from discontinued operations, net of tax line item in the Unaudited Consolidated Statements of Comprehensive Income for the three months ended:

	September 30, 2021	September 30, 2020
Income Statement
Net Sales	$-	$655,896
Cost of Sales	-	412,663

Gross Loss	-	243,233

SG&A	-	194,300

Operating Income	-	48,933

Other Expense	-	(10,848)

Pretax loss from discontinued operations	-	38,085

Loss from classification to held for sale	-	(151,140)

Net Loss from discontinued operations	-	(113,055)

Non-controlling Interest share of profit/loss	-	(72,211)

Net Loss	$-	$(40,844)

The following table summarizes the major line items for the operations that are included in the income from discontinued operations, net of tax line item in the Unaudited Consolidated Statements of Income for the nine months ended:

	September 30, 2021	September 30, 2020
Income Statement
Net Sales	$79,840	$2,328,341
Cost of Sales	202,402	2,527,937

Gross Loss	(122,562)	(199,597)

SG&A	127,150	1,049,295

Operating Income	(249,712)	(1,248,892)

Other (Expense) Income	77,242	(33,301)

Pretax loss from discontinued operations	(172,470)	(1,282,193)

Gain from classification to held for sale	318,722	82,545

Income (Loss) from discontinued operations	146,252	(1,199,648)

Non-controlling Interest share of profit/loss	70,201	150,458

Net Income (Loss) attributable to controlling interest	$76,051	$(1,350,106)

Note 3 – Liquidity and Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has a cumulative net loss from inception to  September 30, 2021 of over $13 million. The accompanying financial statements for the three and nine months ended  September 30, 2021 have been prepared assuming the Company will continue as a going concern. The Company’s cash resources from operations  may be insufficient to meet its anticipated needs during the next twelve months.

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

The Company’s primary sources of liquidity have traditionally been comprised of cash and cash equivalents as well as availability under its credit agreements with PNC Bank, National Association (“PNC”) prior to September 30, 2021 and with Line Financial Corp. (“Line Financial”) effective September 30, 2021 (see Note 4). As of September 30, 2021, the Company has $1.0 million of unused borrowing capacity available under its credit agreements with Line Financial.

Additionally, during 2021 the Company has undertaken additional efforts to generate cash to fund operations and repay debt.

On  April 23, 2021, the Company entered into a Purchase and Sale Agreement (“PSA”) with an unaffiliated purchaser (the “Purchaser”) pursuant to which the Company sold its facility in Lake Barrington, Illinois (the “Lake Barrington Facility”), in which our headquarters office, production and warehouse space are located, to the Purchaser. The sale price for the Lake Barrington Facility was $3,500,000, consisting of $2,000,000 in cash and a promissory note with a principal amount of $1,500,000, due and payable on  May 3, 2021 (the “Purchaser Promissory Note”). As part of its agreements with PNC, the Company agreed that the full $2,000,000 in cash proceeds from the sale of the Lake Barrington Facility would be applied to repay the $2,000,000 term loan owed to PNC pursuant to the Loan Agreement. The Company further agreed that $1,500,000 in proceeds from the Purchaser Promissory Note was applied to amounts due and owing to PNC under revolving credit advances made pursuant to the Loan Agreement (the “Revolving Loans”).

Concurrently with the closing under the PSA, the Company and the Purchaser entered into a lease agreement pursuant to which the Company agreed to lease the Lake Barrington Facility from the Purchaser for a period of ten years. The annual base rent commences at $500,000 for the first year of the term and escalates annually to $652,386 during the last year of the term of the lease.

Note 4 - Debt

During  December 2017, we terminated a prior credit arrangement and entered in new financing agreements (as amended to date, the “PNC Agreements”) with PNC. The PNC Agreements, included a $6 million term loan and a $9 million revolving credit facility, with a termination date of  December 2021.

Available credit under the Revolving Credit facility was determined by eligible receivables and inventory at Yunhong CTI Ltd. (U.S.) and Flexo Universal (Mexico).

The PNC Agreements provided for interest at varying rates in excess of the prime rate, depending on the level of senior debt to EBITDA over time. Failure to comply with certain covenants caused us to pay a higher rate of interest (increased by 4% pursuant to the PNC Agreements).

As of  March 2019,  October 2019, January 2020, and April 2021 we entered into forbearance agreements with PNC due to various events of default which had occurred under the Loan Agreement and were continuing. We encountered subsequent compliance failures with covenants and we were out of compliance with the terms of our credit facility, as amended, as of  June 30, 2021.

Pursuant to an April 2021 forbearance agreement, the Company agreed to pay PNC a Forbearance Fee of $1,000,000. Provided, however, that, so long as no event of default under the Loan Agreement has occurred (including as a result of a failure of the Company to pay down the Revolving Loans by $1,500,000 with the proceeds of the Purchaser Promissory Note, (i) if the Company consummates the Equity Investment (as defined in the agreement) by  June 30, 2021, the Forbearance Fee shall be reduced by $250,000, to $750,000, and (ii) if the Company causes all of the obligations under the Loan Agreement to be paid in full, in cash, on or before  September 30, 2021, the Forbearance Fee shall be reduced by an additional $500,000, to $250,000.  As the Company repaid all obligations under the Loan Agreement by September 30, 2021 and the Equity Investment was consummated by June 30, 2021, the forbearance fee was $250,000. For the three and nine months ended September 30, 2021, the Company recorded a forbearance expense of $250,000.

On September 30, 2021 (the “Closing Date”), the Company entered into a loan and security agreement (the “Agreement”) with Line Financial (the “Lender”), which provides for a senior secured financing consisting of a revolving credit facility (the “Revolving Credit Facility) in an aggregate principal amount of up to $6 million (the “Maximum Revolver Amount”) and term loan facility (the “Term Loan Facility”) in an aggregate principal amount of $731,250 (“Term Loan Amount” and, together with the Revolving Credit Facility, the “Senior Facilities”). Proceeds of loans borrowed under the Senior Facilities were used to repay all amounts outstanding under the Company's PNC Agreements and for the Company’s working capital. The Senior Facilities are secured by substantially all assets of the Company.

Interest on the Senior Facilities shall be the prime rate published from time to time published in the Wall Street Journal (3.25% as of September 30, 2021), plus 1.95% per annum, accruing daily and payable monthly. Interest shall be calculated on the basis of a 360-day year for the actual number of days elapsed. The Term Loan Facility shall be repaid by the Company to Lender in 48 equal monthly installments of principal and interest, each in the amount of $15,234, commencing on November 1, 2021, and continuing on the first day of each month thereafter until the Term Loan Maturity Date (as defined in the Agreement). Also, the Company will pay the Lender collateral monitoring fees of 4.62% of the eligible accounts receivable, inventory, and equipment supporting the Revolving Credit Facility and the Term Loan. In addition, the Company paid the Lender a loan fee of 1.25% of the Maximum Revolver Amount and the Term Loan Amount upon the execution of the Agreement.

The Senior Facilities mature on September 30, 2023 and shall automatically be extended for successive periods of one year each, unless the Company or the Lender gives the other party written notice of termination not less than 90 days prior to the end of such term or renewal term, as applicable. If the Senior Facilities are renewed, the Company shall pay the Lender a renewal fee of 1.25% of the Maximum Revolver Amount and the Term Loan Amount upon each renewal on the anniversary of the Closing Date. The Company has the option to prepay the Term Loan Facility (together with all accrued but unpaid interest and a Term Loan Prepayment Fee (as defined the Agreement) in whole, but not in part, upon not less than 60 days prior written notice to the Lender.

The Senior Facilities require that the Company shall, commencing December 31, 2021, maintain Tangible Net Worth of at least $4,000,000 or greater (“Minimum Tangible Net Worth”). Minimum Tangible Net Worth may be adjusted downward by the Lender, from time to time, in its sole and absolute discretion, based on the effect of non-cash charges and other factors on the calculation of Tangible Net Worth.

The Senior Facilities contain certain affirmative and negative covenants that limit the ability of the Company, among other things and subject to certain significant exceptions, to incur debt or liens, make investments, enter into certain mergers, consolidations, and acquisitions, pay dividends and make other restricted payments, or make capital expenditures exceeding $1,000,000 in the aggregate in any fiscal year.

As of  January 1, 2019, the Company had a note payable to John H. Schwan, Director and former Chairman of the Board, for $1.6 million, including accrued interest. This loan accrues interest, is due on demand, and is subordinate to the Senior Facilities. During  January 2019, Mr. Schwan converted $600,000 of the note into approximately 181,000 shares of our common stock at the then market rate of $3.32 per share. As a result of the conversion, the loan balance decreased to $997,019 and Company and Mr. Schwan agreed to increase the interest rate to 6%.

As of  September 30, 2021, the Company had a note payable to Alex Chao for $166,667. This loan accrues interest at 3% and is subordinate to the Senior Facilities.  The subordination agreement signed September 30, 2021 changes the term of the maturity date from November 2023 to March 2024 and payment date starting April 2022.

The loan and interest payable to Mr. Schwan amounted to $1,175,361 and $1,123,769 as of  September 30, 2021 and  December 31, 2020, respectively.

No payments were made to Mr. Schwan since 2019. Interest expense related to this loan amounted to $17,000 and $16,000 for the three months ended  September 30, 2021 and 2020, respectively, and $51,000 and $48,000 for the nine months ended  September 30, 2021 and 2020, respectively.

During 2020, Flexo replaced a $260,000 line of credit with three lines of credit totaling $260,000.  Flexo’s total debt instruments as of  September 30, 2021 amounted to $3,000,000.

Note 5 - Shareholders' Equity

Series A Preferred Stock

On January 3, 2020, the Company entered into a stock purchase agreement (as amended on February 24, 2020 and April 13, 2020 (the “LF Purchase Agreement”)), pursuant to which the Company agreed to issue and sell, and LF International Pte. Ltd., a Singapore private limited company (“LF International”), which is controlled by Company director, Chairman, President and Chief Executive Officer, Mr. Yubao Li, agreed to purchase, up to 500,000 shares of the Company’s newly created shares of Series A Preferred Stock (“Series A Preferred”), with each share of Series A Preferred initially convertible into ten shares of the Company’s common stock, at a purchase price of $10.00 per share, for aggregate gross proceeds of $5,000,000 (the “LF International Offering”). As permitted by the Purchase Agreement, the Company may, in its discretion issue up to an additional 200,000 shares of Series A Preferred for a purchase price of $10.00 per share (the “Additional Shares Offering,” and collectively with the LF International Offering, the “Offering”). Approximately $1 million of Series A Preferred has been sold as of June 30, 2021, including to an investor which converted an account receivable of $478,000 owed to the investor by the Company in exchange for 48,200 shares of Series A Preferred. The Company completed several closings with LF International from January 2020 through June 2020. The majority of the funds received reduced our bank debt. We issued a total of 400,000 shares of common stock to LF International and, pursuant to the LF Purchase Agreement, changed our name from CTI Industries Corporation to Yunhong CTI Ltd. LF International has the right to name three directors to serve on our Board. They are Mr. Yubao Li, Ms. Wan Zhang and Ms. Yaping Zhang.

The issuance of the Series A Preferred generated a beneficial conversion feature (BCF), which arises when a debt or equity security is issued with an embedded conversion option that is beneficial to the investor or in the money at inception because the conversion option has an effective strike price that is less than the market price of the underlying stock at the commitment date. The fair value of the common stock into which the Series A Preferred was convertible exceeded the allocated purchase price fair value of the Series A Preferred Stock at the closing dates by approximately $2.5 million as of the closing dates.  We recognized this BCF by allocating the intrinsic value of the conversion option, to additional paid-in capital, resulting in a discount on the Series A Preferred. As the Series A Preferred is immediately convertible, the Company accreted the discount on the date of issuance.  The accretion was recognized as dividend equivalents.  Holders of the Series A Preferred will be entitled to receive quarterly dividends at the annual rate of 8% of the stated value ($10 per share). Such dividends may be paid in cash or in shares of common stock at the Company’s discretion.  In the three months ending September 30, 2021 and 2020 the Company accrued $100,000 of these dividends. In the nine months ending September 30, 2021 and 2020 the Company accrued $300,000 and $252,741, respectively, of these dividends.

Series B Preferred

In November 2020, we issued 170,000 shares of Series B Preferred for an aggregate purchase price of $1,500,000. The Series B Preferred have an initial stated value of $10.00 per share and liquidation preference over common stock. The Series B Preferred is convertible into shares of our common stock equal to the number of shares determined by dividing the sum of the stated value and any accrued and unpaid dividends by the conversion price of $1.00. The Series B Preferred accrues dividends at a rate of 8 percent per annum, payable at our election either in cash or shares of the Company’s common stock. Initially, the Series B Preferred, in whole or part, was redeemable at the option of the holder (but not mandatorily redeemable) at any time on or after November 30, 2021 for the stated value, plus any accrued and unpaid dividends and thus was classified as mezzanine equity and initially recognized at fair value of $1.5 million (the proceeds on the date of issuance). In March 2021, the terms of the Series B Preferred were modified to eliminate the ability of the holder to redeem the Series B Preferred. As the Series B Preferred is no longer redeemable, the Series B Preferred is not classified as mezzanine equity as of September 30, 2021.  As a result, the carrying value as of September 30, 2021 amounted to $1,680,707 which consists of $1,500,000 original carrying value, $115,207 accrued dividends and $65,500 accretion ($46,932 which occurred in 2021).

Series C Preferred

In January 2021 we entered into an agreement with a related party, LF International Pte. Ltd. which is controlled by Company director, Chairman, President and Chief Executive Officer, Mr. Yubao Li, to purchase shares of Series C Preferred stock.  We issued 170,000 shares of Series C Preferred for an aggregate purchase price of $1,500,000. The Series C Preferred have an initial stated value of $10.00 per share and liquidation preference over common stock. The Series C Preferred is convertible into shares of our common stock equal to the number of shares determined by dividing the sum of the stated value and any accrued and unpaid dividends by the conversion price of $1.00. The Series C Preferred accrues dividends at a rate of 8 percent per annum, payable at our election either in cash or shares of the Company’s common stock. The issuance of the Series C Preferred generated a beneficial conversion feature (BCF), which arises when a debt or equity security is issued with an embedded conversion option that is beneficial to the investor or in the money at inception because the conversion option has an effective strike price that is less than the market price of the underlying stock at the commitment date. The fair value of the common stock into which the Series C Preferred was convertible exceeded the allocated purchase price of the Series C Preferred at the closing dates by greater than the allocated purchase price. Therefore, the BCF was the purchase price of the Series C Preferred ($1.5 million) and was allocated to Additional Paid-in Capital, resulting in a discount on the Series C Preferred Stock. As the Series C Preferred Stock is immediately convertible, the Company accreted the discount on the date of issuance.  The accretion to the carrying value of the Series C Preferred is treated as a deemed dividend, recorded as a charge to Additional Paid in Capital and deducted in computing earnings per share.

Advance from Investor

In June 2021, the Company received $1.5 million from an unrelated third party as an advance on a proposed sale of Series D Redeemable Convertible Preferred Stock.   As of September 30, 2021, the Company was in the process of negotiating and finalizing the terms of the arrangement.  As the agreement was not finalized as of September 30, 2021, the $1.5 million advance is classified as Advance from Investor within liabilities on the accompanying balance sheet.

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

The valuation assumptions we have applied to determine the value of warrants granted in 2020 were as follows:

Historical stock price volatility: The Company used the weekly closing price to calculate historical annual volatility which was a range from 68% - 167%.

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

Estimated forfeitures: When estimating forfeitures, the Company considers historical terminations as well as anticipated retirements.

A summary of the Company’s stock warrant activity is as follows:

	Shares under Option	Weighted Average Exercise Price
Balance at December 31, 2020	195,160	$1.00
Granted	-	1.00
Cancelled/Expired	-	1.00
Exercised/Issued	(195,160)	1.00
Outstanding at September 30, 2021	-	1.00

Exercisable at September 30, 2021	-	$1.00

Note 6 - Legal Proceedings

The Company may be party to certain lawsuits or claims arising in the normal course of business. The ultimate outcome of these matters is unknown but, in the opinion of management, we do not believe any of these proceedings will have, individually or in the aggregate, a material adverse effect upon our financial condition, cash flows or future results of operation.

On July 16, 2021, Transportation Solutions Group LLC d/b/a Redwood Multimodal filed a complaint against the Company for breach of contract or in the alternative alleging damages for unpaid invoices in the amount of $98,660 plus attorneys’ fees and costs. The Company was served on July 30. Thereafter, the Company and Redwood entered into a settlement agreement, which calls for the total settlement of $65,000 to be paid in installments. The case was dismissed on September 17, 2021 pursuant to the settlement agreement and with the court retaining jurisdiction to enforce the terms of the settlement. The final payment will come due under the settlement agreement on March 10, 2022.  The balance as of September 30, 2021 and December 31, 2020 amounted to $65,000 and $98,961, respectively.

On April 5, 2020, Jules and Associates, Inc. filed and served on the Company a demand for arbitration with JAMS, an arbitration service, related to the lease of certain equipment. The demand requested $98,244.55 for alleged past due amounts, plus amounts that Jules alleges continue to accrue under the lease, attorneys’ fees and costs, as well as a return of the equipment or its fair market value. The Company has settled this matter for $90,000 to be paid in installments as follows: $15,000 upon execution of the settlement agreement, $25,000 on October 15, 2021; $25,000 on November 15, 2021; and $25,000 on December 15, 2021. Additionally, as part of the settlement, the Company is entitled to keep the equipment and Jules will execute a bill of sale to the Company for the equipment upon receipt of the settlement amount. The arbitration was dismissed pursuant to the settlement agreement.  The balance as of September 30, 2021 and December 31, 2020 amounted to $75,000 and $75,187, respectively.

Airgas USA, LLC v. CTI Industries Corp., Case No. 01-20-0014-7852, was filed with the American Arbitration Association on or about September 8, 2020. The claim sought $212,000, plus interest, attorneys’ fees and costs for breach of contract. Airgas agreed to give the Company an extension to respond to the claim so the parties could attempt to settle it. On February 10, 2021, Airgas accepted the Company’s offer to pay $125,000 over 10 months. The balance as of September 30, 2021 and December 31, 2020 amounted to $62,500 and $125,000, respectively.

Benchmark Investments, Inc. v. Yunhong CTI Ltd., Case No. 1:21-cv-02279, was filed a case in the United States District Court for the Southern District of New York on March 16, 2021 and served on the Company on March 31, 2021.  The complaint seeks damages in excess of $500,000. The Company has filed its Answer and Counterclaim to the complaint.  The matter is currently still pending.  The Company is currently unable to estimate the probability of any potential loss and thus no accrual has been recorded.

Note 7 - Other Comprehensive Income

In the three months ended September 30, 2021 and 2020, the Company incurred other comprehensive income (loss) of approximately $(343,000) and $5,000, respectively, from foreign currency translation adjustments.  In the nine months ended September 30, 2021 and 2020, the Company incurred other comprehensive loss of approximately $(388,000) and $(1,292,000), respectively, from foreign currency translation adjustments.  The main contributing factor for the large other comprehensive loss in the nine months ended September 30, 2020 was the sudden 25% decline in the valuation of the Mexican peso related to the COVID-19 pandemic and the resulting large-scale, rapid impacts to the world economy.

Note 8 - Geographic Segment Data

The Company has determined that it operates primarily in one business segment that designs, manufactures, and distributes film and film related products for use in packaging, storage, and novelty balloon products. The Company operates in foreign and domestic regions. Information about the Company's continuing operations by geographic area is as follows:

	Net Sales to Outside Customers
	For the Three Months Ended
	September 30,
	2021	2020

United States	$5,183,446	$4,616,118
Mexico	1,050,785	1,364,648

	$6,234,231	$5,980,766

	Net Sales to Outside Customers
	For the Nine Months Ended
	September 30,
	2021	2020

United States	$17,494,388	$14,584,541
Mexico	2,481,252	4,209,079

	$19,975,640	$18,793,620

	Total Assets at
	September 30,	December 31,
	2021	2020

United States	$16,190,285	$12,458,706
Mexico	8,691,996	8,798,046
Assets Held for Sale International Subsidiaries	-	294,219

	$24,882,281	$21,550,971

Note 9 - Inventories, Net of Continuing Operations

	September 30, 2021	December 31, 2020
Raw materials	$1,731,431	$1,175,763
Work in process	2,784,608	2,799,253
Finished goods	7,014,619	7,223,902
In Transit	84,657	88,315
Allowance for excess quantities	(234,550)	(317,522)
Total inventories	$11,380,765	$10,969,711

Note 10 - Concentration of Credit Risk

Concentration of credit risk with respect to trade accounts receivable is generally limited due to the large number of entities comprising the Company's customer base. The Company performs ongoing credit evaluations and provides an allowance for potential credit losses against the portion of accounts receivable which is estimated to be uncollectible. Such losses have historically been within management's expectations. During the three and nine months ended September 30, 2021 and 2020, there were two customers whose purchases represented more than 10% of the Company’s consolidated net sales. Sales to these customers for the three and nine months ended September 30, 2021 and 2020 are as follows:

	Three Months Ended		Three Months Ended
	September 30, 2021		September 30, 2020
Customer	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Customer A	$3,304,000	53%	$3,737,000	63%
Customer B	$617,000	10%	$-	0%%

	Nine Months Ended		Nine Months Ended
	September 30, 2021		September 30, 2020
Customer	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Customer A	$10,648,000	53%	$8,190,000	44%
Customer B	$2,384,000	12%	$2,912,000	16%

As of September 30, 2021, the total amounts owed to the Company by these customers were approximately $1,422,000 or 27% of the Company’s consolidated net accounts receivable. The amounts owed at September 30, 2020 by these customers were approximately $2,220,000 or 42% of the Company’s consolidated net accounts receivable.

Note 11 - Related Party Transactions

John H. Schwan, who resigned as Chairman of the Board on June 1, 2020, is the brother of Gary Schwan, one of the owners of Schwan Incorporated, which provides building maintenance services to the Company. The Company made payments to Schwan Incorporated of approximately $31,000 and $2,700 during the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021 the payable balance amounted to $1,700. Jana M. Schwan, Chief Operating Officer of the Company, is the daughter of John H. Schwan.

During the period from January 2003 to the present, John H. Schwan has made loans to the Company which had outstanding balances of $1,175,361 and $1,123,769 as of September 30, 2021 and December 31, 2020, respectively.  No payments were made to Mr. Schwan since 2019. Interest expense related to this loan amounted to $17,000 and $16,000 for the three months ended September 30, 2021 and 2020, respectively and $51,000 and $48,000 for the nine months ended September 30, 2021 and 2020, respectively.

Items identified as Notes Payable Affiliates in the Company's Consolidated Balance Sheet as of September 30, 2021 and December 31, 2020 include loans by shareholders to Flexo Universal totaling nil and $9,000, respectively.

On July 1, 2019, the Company deconsolidated Clever, and as result the Company recorded a note receivable of $1.3 million. One of owners of Clever is John Schwan. In 2020, the Company had reserved $1,277,000 of this receivable. In the three months ended June 30, 2021, the Company has fully reserved this receivable.  The net balance as of December 31, 2020 and September 30, 2021 amounted to $100,000 and nil respectively.

In January 2021 we entered into an agreement with a related party, LF International Pte. Ltd. which is controlled by Company director, Chairman, President and Chief Executive Officer, Mr. Yubao Li, to purchase shares of Series C Preferred stock.  We issued 170,000 shares of Series C Preferred for an aggregate purchase price of $1,500,000.  Additional details regarding the transaction are discussed in Note 5.

Note 12 - Derivative Instruments; Fair Value

The Company accounts for derivative instruments in accordance with U.S. GAAP, which requires that all derivative instruments be recognized on the balance sheet at fair value. We may enter into interest rate swaps to fix the interest rate on a portion of our variable interest rate debt to reduce the potential volatility in our interest expense that would otherwise result from changes in market interest rates. Our derivative instruments are recorded at fair value and are included in accrued liabilities of our consolidated balance sheet. Our accounting policies for these instruments are based on whether they meet our criteria for designation as hedging transactions, which include the instrument’s effectiveness, risk reduction and, in most cases, a one-to-one matching of the derivative instrument to our underlying transaction. As of September 30, 2021, we had no such instrument.

Note 13 - Leases

We adopted ASC Topic 842 (Leases) on January 1, 2019. In July 2020, the Company entered into a lease agreement for a building through June 2021 (with no extension options).   The monthly lease payments are $38,000.  The Company made a policy election to not recognize right of use assets and lease liabilities that arise from leases with an initial term of twelve months or less on the Consolidated Balance Sheets.  However, the Company recognized these lease payments in the Consolidated Statement of Operations on a straight-line basis over the lease term and variable lease payments in the period in which the expense was incurred. This lease terminated during 2021 and was replaced with a new lease. In March 2021, the Company entered into a lease agreement for a building through September 2022. The monthly lease payments are $34,000.  As a result of this new lease, in March 2021, the Company recorded a right of use asset of $567,950 and a related operating lease liability and used the incremental borrowing rate of 11%. As discussed in Note 3, in April 2021, the Company sold its Lake Barrington Facility for $3.5 million and entered into a leaseback agreement pursuant to which the Company agreed to lease the Lake Barrington Facility from the Purchaser for a period of ten years. The annual base rent commences at $500,000 for the first year of the term and escalates annually to $652,386 during the last year of the term of the lease. As the fair value for this property was $3.81 million, the Company recognized a gain of $3,356,794 on the sale and established a prepaid rent of $310,000 for the difference between fair value and transaction price. As a result of this transaction, in April 2021, the Company recorded an operating lease liability of $3,037,914 and a corresponding right of use asset and used the incremental borrowing rate of 13.25%.

Note 14 - Subsequent Events

On July 30, 2021, the Company entered into a preliminary agreement (the “Agreement”) whereby it agreed to the redemption of all of its equity interests in Flexo Universal S. de R.L. de C.V., a Mexican corporation (“Flexo”), in a transaction whereby Kingman Distributions, S.A. DE C.V, a Mexican corporation (the “Buyer”), will become the majority owner of Flexo (the “Transaction”).

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

The closing was conditioned on, among other things, (i) the Company being released from all obligations in connection with its guaranty of the real property lease for Flexo’s operating location in Guadalajara, Mexico, and (ii) the Company repaying its obligations in full to PNC pursuant to the terms of the Revolving Credit, Term Loan and Security Agreement, dated as of December 14, 2017, as amended between the Company and PNC. In October, the last of these conditions was satisfied and the Transaction closed on October 28, 2021. As the conditions for the closing of the sale were not customary and probable as of September 30, 2021, Flexo was not considered held for sale until the conditions were resolved. As the conditions were met subsequent to September 30, 2021, in accordance with ASC 360-10-45-13, Flexo was not treated as Held for Sale (or Discontinued Operations) as of and for the periods ending September 30, 2021.

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

Summary of Subsequent Events

On July 30, 2021, Yunhong CTI Ltd. (the “Company”) entered into an agreement (the “Agreement”) whereby it agreed to the redemption of all of its equity interests in Flexo Universal S. de R.L. de C.V., a Mexican corporation (“Flexo”), in a transaction whereby Kingman Distributions, S.A. DE C.V, a Mexican corporation (the “Buyer”), will become the majority owner of Flexo (the “Transaction”).

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

The closing is conditioned on, among other things, (i) the Company being released from all obligations in connection with its guaranty of the real property lease for Flexo’s operating location in Guadalajara, Mexico, and (ii) the Company repaying its obligations in full to PNC Bank, National Association (“PNC”) pursuant to the terms of the Revolving Credit, Term Loan and Security Agreement, dated as of December 14, 2017, as amended, between the Company and the bank. The Transaction closed on October 28, 2021.

Comparability

In July 2019, management and the Board engaged in a review of CTI Balloons and CTI Europe and determined that they were not accretive to the Company overall, added complexity to the Company’s structure and utilized resources. Therefore, as of July 19, 2019, the Board authorized management to divest these international subsidiaries. These actions were taken to focus our resources and efforts on our core business activities, particularly foil balloons and ancillary products based in North America. The Company determined that these entities met the held-for-sale and discontinued operations accounting criteria. Accordingly, the Company has reported the results of these international operations as discontinued operations in the Consolidated Statements of Comprehensive Income and presented the related assets and liabilities as held-for-sale in the Consolidated Balance Sheets. These changes have been applied for all periods presented. The Company divested its CTI Balloons (United Kingdom) subsidiary in the fourth quarter of 2019, its Ziploc product line in the first quarter of 2020, and its CTI Europe (Germany) subsidiary in the second quarter of 2021.

Results of Operations

Net Sales. For the three month periods ended September, 2021 and 2020, net sales were $6,234,000 and $5,981,000, respectively.

For the three-month period ended September, 2021 and 2020, net sales by product category were as follows:

	Three Months Ended
	September 30, 2021		September 30, 2020
	$	% of	$	% of
Product Category	(000) Omitted	Net Sales	(000) Omitted	Net Sales

Foil Balloons	4,295	69%	4,515	76%

Latex Balloons	1,052	17%	1,014	17%

Film Products	689	11%	78	1%

Other	198	3%	374	6%

Total	6,234	100%	5,981	100%

For the nine-month periods ended September 30, 2021 and 2020, net sales were $19,975,000 and $18,794,000, respectively.

For the nine-month period ended September 30, 2021 and 2020, net sales by product category were as follows:

	September 30, 2021		September 30, 2020
	$	% of	$	% of
Product Category	(000) Omitted	Net Sales	(000) Omitted	Net Sales

Foil Balloons	13,900	70%	12,380	66%

Latex Balloons	2,359	12%	3,712	20%

Film Products	1,639	8%	664	3%

Other	2,078	10%	2,038	11%

Total	19,975	100%	18,794	100%

Foil Balloons. Revenues from the sale of foil balloons decreased during the three-month period ending September 30, 2020 from $4,515,000 compared to $4,295,000 during the three-month period of 2021. Revenues from the sale of foil balloons increased during the nine-month period ending September 30, 2020 from $12,380,000 compared to $13,900,000 during the nine-month period of 2021. Due to COVID-19 related issues, graduation season did not occur as it normally does during 2020. This is the third strongest event in our annual sales period.

Latex Balloons. Revenues from the sale of latex balloons were $1,052,000 and $2,359,000 during the three- and nine-month periods ended September 30, 2021, compared to $1,014,000 and $3,712,000 during the same periods of 2020. Latex balloons encountered a COVID-19 constraint, as production activities were severely limited by the Mexican government.

Films. Revenues from the sale of commercial films were $689,000 and $1,639,000 during the three- and nine-month periods ended September 30, 2021, compared to $78,000 and $664,000 during the same periods of 2020.

Other Revenues. Revenues from the sale of other products were $198,000 and $2,078,000 during the three- and nine-month periods ended September 30, 2021, compared to $374,000 and $2,038,000 during the same periods of 2020. The revenues from the sale of other products during the first nine months of 2021 and 2020 include (i) sales of a line of “Candy Blossoms” and similar products consisting of candy and small inflated balloons sold in small containers and (ii) the sale of accessories and supply items related to balloon products.

Sales to a limited number of customers continue to represent a large percentage of our net sales. The table below illustrates the impact on sales of our top three and ten customers for the three- and nine-month periods ended September 30, 2021 and 2020.

	Three Months Ended September 30,
	% of Sales
	2021	2020

Top 3 Customers	71%	73%

Top 10 Customers	86%	88%

	Nine Months Ended September 30,
	% of Sales
	2021	2020

Top 3 Customers	71%	62%

Top 10 Customers	87%	91%

During the three and nine months ended September 30, 2021 and 2020, there were two customers whose purchases represented more than 10% of the Company’s consolidated net sales. Sales to these customers for the three and nine months ended September 30, 2021 and 2020 are as follows:

	Three Months Ended		Three Months Ended
	September 30, 2021		September 30, 2020
Customer	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Customer A	$3,304,000	53%	$3,737,000	63%
Customer B	$617,000	10%	$-	0%

	Nine Months Ended		Nine Months Ended
	September 30, 2021		September 30, 2020
Customer	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Customer A	$10,648,000	53%	$8,190,000	44%
Customer B	$2,384,000	12%	$2,912,000	16%

As of September 30, 2021, the total amounts owed to the Company by these customers were approximately $1,422,000 or 27% of the Company’s consolidated net accounts receivable. The amounts owed at September 30, 2020 by these customers were approximately $2,220,000 or 42% of the Company’s consolidated net accounts receivable.

Cost of Sales. During the three- and nine-month period ended September 30, 2021, the cost of sales was $5,659,000 and $17,442,000, compared to $5,720,000 and $16,442,000 respectively for the same period of 2020 due to higher sales volume.

General and Administrative. During the three- and nine-month period ended September 30, 2021, general and administrative expenses were $1,062,000 and $3,439,000 compared to $1,067,000 and $3,254,000 respectively for the same period in 2020.

Selling, Advertising and Marketing. During the three- and nine-month period ended September 30, 2021, selling, advertising and marketing expenses were $103,000 and $350,000 as compared to $101,000 and $384,000 respectively for the same period in 2020.

Gain on Sale of Assets. On April 23, 2021, the Company sold its facility in Lake Barrington, Illinois and as a result of the sale recognized a gain amounting to $3,357,000.

Other Income (Expense). During the three- and nine-month period ended September 30, 2021, the Company incurred interest expense of $114,000 and $527,000 compared to interest expense of $255,000 and $1,033,000 respectively during the same period of 2020.  Interest expense decreased due to the reduction of the Company's senior debt facility.

For the three- and nine-month period ended September 30, 2021, the Company had a foreign currency transaction loss of $27,000 and $18,000 as compared to a gain of $15,000 and $169,000 respectively during the same period of 2020.

Financial Condition, Liquidity and Capital Resources

Cash Flow Items.

Operating Activities. During the nine months ended September 30, 2021, net cash used in operations was $2,939,000, compared to net cash provided by operations during the nine months ended September 30, 2020 of $995,000.

Significant changes in working capital items during the nine months ended September 30, 2021 included:

●	An increase in accounts receivable of $52,000 compared to a decrease in accounts receivable of $2,916,000 in the same period of 2020.
●	An increase in inventory of $551,000 compared to a decrease in inventory of $2,315,000 in 2020.
●	A decrease in trade payables of $833,000 compared to an increase in trade payables of $852,000 in 2020.
●	A gain on sale of assets of $3,357,000 in 2021 and nil in 2020
●	A decrease in prepaid expenses and other assets of $844,000 compared to a decrease of $290,000 in 2020.
●	An increase in accrued liabilities of $680,000 compared to a decrease in accrued liabilities of $140,000 in 2020.

Investing Activity. During the nine months ended September 30, 2021, cash provided by investing activity was $3,401,000, compared to cash used in investing activity for the same period of 2020 in the amount of $140,000. Investing activity consisted principally of the cash flows from the sale and leaseback of our Lake Barrington, Illinois facility, as further described below under the heading "Liquidity and Capital Resources".

Financing Activities. During the nine months ended September 30, 2021, cash used in financing activities was $650,000 compared to cash used in financing activities for the same period of 2020 in the amount of $2,237,000. Financing activity consisted principally of changes in the balances of revolving and long-term debt.

Liquidity and Capital Resources.

At September 30, 2021, the Company had cash balances of $426,000 compared to cash balances of nil for the same period of 2020.

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

The Company’s primary sources of liquidity have traditionally been comprised of cash and cash equivalents as well as availability under its credit agreements with PNC prior to September 30, 2021 and with Line Financial effective September 30, 2021 (see Note 4). As of September 30, 2021, the Company has $1.0 million available under its credit agreements with Line Financial.

Additionally, during 2021 the Company has undertaken additional efforts to generate cash to fund operations and repay debt.

On April 23, 2021, the Company entered into a Purchase and Sale Agreement (“PSA”) with an unaffiliated purchaser (the “Purchaser”) pursuant to which the Company sold its facility in Lake Barrington, Illinois (the “Lake Barrington Facility”), in which our headquarters office, production and warehouse space are located, to the Purchaser. The sale price for the Lake Barrington Facility was $3,500,000, consisting of $2,000,000 in cash and a promissory note with a principal amount of $1,500,000, due and payable on May 3, 2021 (the “Purchaser Promissory Note”). As part of the its agreements with PNC, the Company agreed that the full $2,000,000 in cash proceeds from the sale of the Lake Barrington Facility would be applied to repay the $2,000,000 term loan owed to PNC pursuant to the Loan Agreement. The Company further agreed that $1,500,000 in proceeds from the Purchaser Promissory Note was applied to amounts due and owing to PNC under revolving credit advances made pursuant to the Loan Agreement (the “Revolving Loans”).

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

Please see pages 11-13 of our Annual Report on Form 10-K for the year ended December 31, 2020 for a description of policies that are critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. No material changes to such information have occurred during the three and nine months ended September 30, 2021.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of these disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e), as of September 30, 2021. Based on this evaluation, the Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) concluded that our disclosure controls and procedures were not effective as of September 30, 2021, the end of the period covered by this Quarterly Report on Form 10-Q due to the material weaknesses described below.

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

Management has assessed the effectiveness of our internal control over financial reporting as of September 30, 2021. In making our assessment of the effectiveness of internal control over financial reporting, management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

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

As a result of the material weaknesses, we have concluded that we did not maintain effective internal control over financial reporting as of September 30, 2021.

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

On July 16, 2021, Transportation Solutions Group LLC d/b/a Redwood Multimodal filed a complaint against the Company for breach of contract or in the alternative alleging damages for unpaid invoices in the amount of $98,660 plus attorneys’ fees and costs. The Company was served on July 30. Thereafter, the Company and Redwood entered into a settlement agreement, which calls for the total settlement of $65,000 to be paid in installments. The case was dismissed on September 17, 2021 pursuant to the settlement agreement and with the court retaining jurisdiction to enforce the terms of the settlement. The final payment will come due under the settlement agreement on March 10, 2022.  The balance as of September 30, 2021 and December 31, 2020 amounted to $65,000 and $98,961, respectively.

On April 5, 2020, Jules and Associates, Inc. filed and served on the Company a demand for arbitration with JAMS, an arbitration service, related to the lease of certain equipment. The demand requested $98,244.55 for alleged past due amounts, plus amounts that Jules alleges continue to accrue under the lease, attorneys’ fees and costs, as well as a return of the equipment or its fair market value. The Company has settled this matter for $90,000 to be paid in installments as follows: $15,000 upon execution of the settlement agreement, $25,000 on October 15, 2021; $25,000 on November 15, 2021; and $25,000 on December 15, 2021. Additionally, as part of the settlement, the Company is entitled to keep the equipment and Jules will execute a bill of sale to the Company for the equipment upon receipt of the settlement amount. The arbitration was dismissed pursuant to the settlement agreement.  The balance as of September 30, 2021 and December 31, 2020 amounted to $75,000 and $75,187, respectively.

Airgas USA, LLC v. CTI Industries Corp., Case No. 01-20-0014-7852, was filed with the American Arbitration Association on or about September 8, 2020. The claim sought $212,000, plus interest, attorneys’ fees and costs for breach of contract. Airgas agreed to give the Company an extension to respond to the claim so the parties could attempt to settle it. On February 10, 2021, Airgas accepted the Company’s offer to pay $125,000 over 10 months. The balance as of September 30, 2021 and December 31, 2020 amounted to $62,500 and $125,000, respectively.

Benchmark Investments, Inc. v. Yunhong CTI Ltd., Case No. 1:21-cv-02279, was filed a case in the United States District Court for the Southern District of New York on March 16, 2021 and served on the Company on March 31, 2021.  The complaint seeks damages in excess of $500,000. The Company has filed its Answer and Counterclaim to the complaint.  The matter is currently still pending.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable

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
101*

Interactive Data Files, including the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
**	furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 19, 2021	Yunhong CTI Ltd.

By: /s/ Jennifer M. Connerty Jennifer M. Connerty Chief Financial Officer By: /s/ Yubao Li Yubao Li President and Chief Executive Officer