Form 10-K
period 2021-12-31
Yunhong CTI Ltd.
filed 2022-04-15
CIK 1042187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has fi led a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting fi rm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Based upon the closing price of $2.60 per share of the Registrant’s Common Stock as reported on NASDAQ Capital Market tier of The NASDAQ Stock Market on June 30, 2021, the aggregate market value of the voting common stock held by non-affiliates of the Registrant was then approximately $7,192,000. (The determination of stock ownership by non-affiliates was made solely for the purpose of responding to the requirements of the Form and the Registrant is not bound by this determination for any other purpose.)

The number of shares outstanding of the Registrant’s Common Stock as of March 25, 2022 was 5,911,750 (excluding treasury shares).

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders (the “2022 Proxy Statement”) is incorporated by reference in Part III of this Form 10-K to the extent stated herein. The 2022 Proxy Statement, or an amendment to this Form 10-K, will be filed with the SEC within 120 days after December 31, 2021. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as a part hereof.

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

PART I

Item No. 1 –Business

Business Overview

We develop, produce, distribute and sell a number of consumer products throughout the United States and in several other countries, and we produce film products for commercial and industrial uses in the United States. Many of our products utilize flexible films and, for a number of years, we have been a leading developer of innovative products which employ flexible films including novelty balloons, pouches and films for commercial packaging applications.

Our principal lines of products include:

Novelty Products consisting principally of foil and latex balloons and other inflatable toy items; and

Flexible Films for food and other commercial and packaging applications.

In addition to these principal product lines, for the past several years, we have engaged in the assembly and sale of Candy Blossoms (small gift bouquets of arranged candy items often including ribbons and/or a small foil balloon).

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

We print, process and convert flexible film into finished products and we produce latex balloons and novelty items. Our principal production processes include:

●	Coating and laminating rolls of flexible film. Generally, we adhere polyethylene film to another film such as nylon or polyester;

●	Printing film and latex balloons. We print both plastic and latex films, with a variety of graphics, for use as packaging film or for balloons;

●	Converting printed film to balloons;

●	Converting film to flexible containers;

●	Producing or reselling latex balloons and other latex novelty items; and

●	Assembling and inflating of novelty products and balloons and Candy Blossoms.

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

We market and sell our foil and latex balloons and related novelty items throughout the United States, Canada and Mexico and in a number of other countries. We supply directly to retail stores and chains and through distributors, who in turn sell to retail stores and chains. Our balloon and novelty products are sold to consumers through a wide variety of retail outlets including general merchandise, discount and drugstore chains, grocery chains, card and gift shops and party goods stores, as well as through florists and balloon decorators.

Most of our foil balloons contain printed characters, designs and social expression messages, such as “Happy Birthday,” “Get Well” and similar items. We may obtain licenses from time to time for well-known characters and print those characters and messages on our balloons.

We provide customized laminated films and printed films to customers who utilize the film to produce bags or pouches for the packaging of food, liquids and other items. In 2014, we began assembling and producing Candy Blossoms - containers including candy items and, often, air-inflated balloons.

In 2021, our revenues from our product lines, as a percent of total revenues were:

●	Novelty Products	76% of revenues
●	Flexible Film Products	10% of revenues
●	Candy Blossoms and Other Products	14% of revenues

We are an Illinois corporation with our principal offices and plant at 22160 N. Pepper Road, Lake Barrington, Illinois.

Business Strategies and Developments

Our business strategies, and recent developments related to our business, include:

●

Management. During December 2019, Mr. Frank Cesario, who joined CTI during 2017 as Chief Financial Officer, became both President and Chief Executive Officer. During 2020 we changed our name to Yunhong CTI Ltd., as we received a significant investment from LF International Pte, Ltd. Mr. Yubao Li, Chairman of the Yunhong China Group, became a director and then Chairman of Yunhong CTI Ltd. He replaced Mr. Cesario in September 2020 as Chief Executive Officer, at which time Mr. Cesario retired from the Company. During 2020 Ms. Jana Schwan became our Chief Operating Officer after having served as Vice President of Operations and a number of other roles during her 20 years with the Company. During 2021, Mr. Cesario rejoined the Company’s Board of Directors. During January 2022, Mr. Cesario rejoined the Company as Chief Executive Officer, with Mr. Li retaining the role of Chairman of the Board of Directors.

●

Financing. From 2018 through 2020 we had multiple events of default with our primary lender, resulting in the Company incurring substantial penalties and fees. In addition, the Company had to enter into several forbearance agreements, pursuant to which the lender agreed to not take action against the Company for its default. During 2020 we entered into several individual securities purchase agreements with certain accredited investors for the purchase of shares of our Series A and B Convertible Preferred Stock. We sold Series C and D Convertible Preferred Stock during 2021 and executed a sale / leaseback transaction of our Lake Barrington, IL property. We entered into a smaller credit facility with a new entity during September 2021 as we repaid our prior lender and terminated that prior credit facility.

●

Strategy. Our management determined to focus on achieving growth and profitability within the current scope of our core product lines – foil balloons and related products – from our United States based business. We reviewed our operations and, during 2019, decided to sell or liquidate our subsidiaries in the UK and Europe. We attempted to sell our subsidiary in Mexico in early 2020 and it was ultimately not successful at the time (during to the Covid-19 pandemic).  That effort was ultimately completed during October 2021. In an attempt to increase profitability, we announced an intention to relocate our warehousing and light assembly facility from Lake Zurich, IL to Laredo, TX during 2020. Due to certain factors including the Covid-19 pandemic, we instead relocated this facility to Elgin, IL during March 2021 and are no longer pursuing a relocation to Texas.

●

Focus on our Core Assets and Expertise. We have been engaged in the development, production and sale of film and container products for 40 years and have developed assets, technology and expertise which, we believe, enable us to develop, manufacture, purchase, market and sell innovative products of high quality within our areas of knowledge and expertise. We have focused our efforts on these core assets and areas of expertise – film novelty products, specialty film products, laminated films and printed films – to develop new products, to market and sell our products and to build our revenues.

●

Develop New Products, Product Improvements and Technologies. We engage in research, design, innovation and development for the purpose of developing and improving products, materials, methods and technologies within our core product categories. We work to develop and identify new products, to improve existing products and to develop new technologies within our core product areas in order to enhance our competitive position and increase our sales. We seek to leverage our technology to develop innovative and proprietary products. In our novelty product lines, our development work includes new designs, new character licenses, new product developments, new materials and improved production methods. We work with customers to develop custom film products which serve the unique needs or requirements of the customer. Now that we are connected to the Yunhong China Group, we plan to look for opportunities to add value and grow with group members.

●

Develop New Channels of Distribution and New Sales Relationships. We seek to organically develop new channels of distribution and new sales relationships, both for existing and new products. Over the past several years, we have developed new distributors and customers for our products in the United States and in Europe, Mexico, Latin America and Australia. We also look to leverage resources within the Yunhong China Group for a wide range of topics, from sales to sourcing.

●	Product and Line Extensions. We intend to pursue new product lines and product line extensions, through internal developments.

Products

Foil Balloons. We have designed, produced and sold foil balloons since 1979 and, we believe, are one of the largest manufacturers of foil balloons in the United States. Currently, we produce several hundred foil balloon designs, in different shapes and sizes.

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

Latex Balloons. Our former subsidiary in Guadalajara, Mexico, Flexo Universal, S. de R.L. de C.V. (“Flexo Universal”) manufactures latex balloons in a wide variety of sizes and colors. Many of these balloons are marketed under the name Partyloons® and balloons are also marketed on a private label basis. We also manufactured toy balloon products including punch balls, water bombs and "Animal Twisties." Flexo Universal was sold during October 2021. The Company currently sources latex products from a foreign supplier and resells those products to customers that seek both foil and latex solutions.

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

Other Products. In 2014, we began assembly and sale of our Candy Blossom product line (typically a presentation of candy with a balloon in a decorate arrangement for gifting). We have since supplemented this product line with related products.

Markets

Foil Balloons

The foil balloon came into existence in the late 1970s. During the 1980s, the market for foil balloons grew rapidly. Initially, the product was sold principally to individual vendors, small retail outlets and at fairs, amusement parks, shopping centers and other outdoor facilities and functions. Foil balloons remain buoyant when filled with helium for extended periods of time and they permit the printing and display of graphics and messages. As a result, the product has significant appeal as a novelty and message item. Foil balloons became part of the "social expression" industry, carrying graphics designs, characters and messages like greeting cards. In the mid-1980s, we and other participants in the market began licensing character and cartoon images for printing on the balloons and directed marketing of the balloons to retail outlets including grocery, general merchandise, discount and drug store chains, card and gift shops, party goods stores as well as florists and balloon decorators. These outlets now represent the principal means for the sale of foil balloons throughout the United States and in a number of other countries, although individual vendors remain a means of distribution in certain areas.

Foil balloons are now sold in virtually every region of the world. The United States remains the largest market for these products.

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

Marketing, Sales and Distribution

Balloon Products

We work in collaboration with our customers on designs, promotions, and other elements of marketing and selling. Our customers are typically retailers who sell our products to individual consumers. These relationships generally can be terminated unilaterally by either us or our customers. We must maintain good relationships with our customers if this sales model is to be successful.

We market and sell our foil balloon, latex balloon and related novelty products throughout the United States and in a number of other countries. We maintain marketing, sales and support staff and a customer service department in the United States. We sell directly to foreign customers from the United States.

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

We sometimes engage in advertising and promotional activities to promote the sale of our balloon products. We produce catalogs of our balloon products, and also prepare various flyers and brochures for special or seasonal products, which we disseminate to customers, potential customers and others. We maintain websites which show images of our products.

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

Production and Operations

We conduct our operations at our facilities including: (i) our 68,000 square feet facility in Lake Barrington, Illinois, incorporating our headquarters office, production and warehouse space, (ii) our 69,000 square foot facility in Elgin, Illinois consisting of warehouse, packaging and office space, and (iii) a 73,000 square foot facility in Guadalajara, Mexico, consisting of office, warehouse and production space for Flexo Universal which remained with Flexo Universal upon the sale of that entity in October 2021.

Our production operations include (i) lamination and extrusion coating of films, (ii) slitting of film rolls, (iii) printing on film and on latex balloons, (iv) converting film to completed products including balloons, flexible containers and pouches, (v) producing latex balloon products (until Flexo Universal was sold in October 2021), (vi) inflating of air-filled balloons, and (vii) assembling Candy blossoms. We perform all of the lamination, extrusion coating and slitting activities in our Lake Barrington, Illinois plant and produced all of our latex balloon products at our Guadalajara, Mexico plant. We print on films in Lake Barrington, Illinois and we printed on latex balloons in Guadalajara, Mexico. We complete air-filling and assembly of balloons in all our facilities except Lake Barrington, Illinois. We assemble Candy blossoms in our Elgin, Illinois facility.

We warehouse raw materials in Lake Barrington, Illinois and we warehouse finished goods at our facilities in Lake Barrington, Illinois and Elgin, Illinois. We maintain customer service and fulfillment operations at each of our warehouse locations. We conduct sales operations for the United States and for all other markets at the Lake Barrington, Illinois facility. In addition to warehouse and sales activities at these locations, we engage in some assembly, balloon inflation and related activities.

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

We conduct administrative and accounting functions at our headquarters in Lake Barrington, Illinois.

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

Competition

The balloon and novelty industry is highly competitive, with numerous competitors. We believe the principal manufacturers of foil balloons whose products are sold in the United States including Anagram International, Inc., Pioneer Balloon Company, Convertidora International S.A. de C.V., and Betallic, LLC. Several companies market and sell foil balloons designed by them and manufactured by others for them. In addition, there are several additional foil balloon manufacturers in Europe and China who participate in our markets.

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

Patents, Trademarks and Copyrights

We have developed or acquired a number of intellectual property rights which we believe are significant to our business. As of December 31, 2021, we held 6 issued patents in the United States and 7 issued patents in foreign countries. These patents are scheduled to expire at various times during the 2020s. While these intellectual property rights are helpful, their degree of protection is uncertain. Competitors may violate our intellectual property rights, forcing us to decide whether to challenge them. Such rights may or may not withstand challenge. Conversely, entities may charge us with violating their intellectual property rights. Failure to protect our rights, or conflict with the rights of one or more other entities, may negatively impact our financial and competitive position.

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

Research and Development

We maintain a product development and research group for the development or identification of new products, product designs, product components and sources of supply. Research and development includes (i) creative product development and design, (ii) creative marketing, and (iii) engineering development. During each of the fiscal years ended December 31, 2021 and 2020, we estimate that the total amount spent on research and development activities was approximately $206,000 and $317,000, respectively.

Employees

As of December 31, 2021, the Company had 66 full-time employees in the United States, of whom 16 are executive or supervisory, 2 are in sales, 35 are in manufacturing or warehouse functions and 13 are clerical. The Company is not a party to any collective bargaining agreement in the United States, has not experienced any work stoppages, and believes that its relationship with its employees is satisfactory.

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

International Operations

We conducted operations in one location outside of the United States until October 2021:

●

Flexo Universal, a 99%-owned subsidiary in Guadalajara, Mexico. Flexo Universal maintains a plant, offices and warehouse in Guadalajara, Mexico where it produces latex and foil balloons and print latex balloons. Flexo Universal conducts sales, warehousing and fulfillment operations, servicing principally the Company and other customers in the United States, Mexico, Latin America and certain customers in Europe.

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

We sell our products throughout the United States and in many foreign countries and may be impacted by public health crises beyond our control. This could disrupt our operations and negatively impact consumer spending and confidence levels, and supply availability and costs, all of which can affect our financial results, condition, and outlook. Our customers, suppliers and distributors may experience similar disruption. Importantly, the global pandemic resulting from COVID-19 has disrupted global health, economic and market conditions

Throughout 2021 and into 2022 the landscape improved from 2020, but the issue continues to drive elements of disruption in the ability to travel, attract and retain workers, manage production configurations and protocols, the supply chain and customer base. While we cannot predict the duration or scope of the COVID-19 pandemic, the resurgence of infections in one or more markets, or the impact of vaccines across the globe, the COVID-19 pandemic has negatively impacted our business and is expected to continue to impact our financial results, condition and outlook in a way that may be material.

COVID-19 has also delayed certain strategic transactions the Company intended to close during 2020, most notably its attempted sale of Flexo Universal which was ultimately realized during October 2021 and the potential relocation of certain activities to the Laredo, Texas area, which is no longer a consideration of the Company.

Our business and results of operations have been and may continue to be negatively impacted by supply chain disruptions and inflationary pressure.

2021 saw material shortages, supply chain interruption, and reduced ability to transport goods throughout the United States and on a global scale. These pressures forced us to take steps to ensure the availability of product, including buying materials at higher prices and more aggressively managing lead times. Despite these efforts, our ability to fulfill customer demands was challenged. We also were forced to pass cost increases on to customers in the form of price increases, which threatened our ability to maintain sales volume. While we believe we were largely successful in passing along these increased costs, such pressures may negatively impact our financial results and book of business going forward.

Item No. 1B – Unresolved Staff Comments

As of the filing of this Annual report on Form 10-K, we had no unresolved comments from the staff of the Securities and Exchange Commission.

Item No. 2 – Properties

We executed a sale and leaseback transaction during 2021 on our principal plant and offices located in Lake Barrington, Illinois, approximately 45 miles northwest of Chicago, Illinois. The facility includes approximately 68,000 square feet of office, manufacturing and warehouse space. The lease is for ten years, and annual rent increases from $500,000 the first year to $652,000 during the final year.

During 2021 we entered into a sublease agreement, expiring on August 30, 2022 to rent approximately 69,000 square feet of warehouse and assembly space in Elgin, Illinois. The annual lease cost for this facility is $408,000. The Company is currently engaged in discussions to extend that lease.

In 2017, Flexo Universal entered into a 5-year lease agreement, expiring March 2022, for the lease of approximately 73,000 square feet of manufacturing, warehouse and office space in Guadalajara, Mexico. The lease cost for these premises is 493,090 Mexican Pesos per month (approximately $20,000 per month). This property continues with Flexo Universal after the October 2021 sale of that subsidiary.

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

During February 2022, Engie Resources LLC filed a claim against the Company, seeking payment of $94,000 related to utilities provided during 2019.  During March 2022, the parties agreed to settle all claims for a series of payments to be made by the Company during 2022 totaling $75,000.

Item No. 4. – Mine Safety Disclosures

Not Applicable.

PART II

Item No. 5 – Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company's common stock was admitted to trading on the NASDAQ SmallCap Market (now the NASDAQ Capital Market) under the symbol “CTIB” on November 5, 1997.

As of December 31, 2021 there were approximately 400 holders of record of the Company’s Common Stock. The Company’s total number of beneficial owners of common stock of the Company was approximately 30.

The Company did not pay any cash dividends on its Common Stock during 2021 or 2020 and has no plans to pay dividends in the foreseeable future. Under the terms of the Company’s current loan agreements, the amount of dividends the Company may pay is limited by the terms of the financial covenants. During 2022 the Company received two deficiency notices from NASDAQ – one for the failure to hold an annual meeting of shareholders during 2021, and the other for failure to maintain the required $1 bid price during a 30 day period in 2022.  The Company must hold, and plans to hold, an annual meeting on or before June 17, 2022 to satisfy the first deficiency, and has 180 days, with a possible further extension of 180 days, to satisfy the bid price issue.  On March 30, 2022, the NASDAQ informed the Company that it had regained compliance with the minimum bid price issue and that the matter was resolved.

On March 28, 2022, our common stock closed at $1.19 per share.

Equity Compensation Plan Information

There were no stock option incentive plans outstanding as of December 31, 2021. Effective January 2022, the Company issued an inducement grant to its newly hired Chief Executive Officer for 250,000 shares of restricted stock. 25,000 of those shares vested during January 2022, while the remaining shares are subject to achievement of certain performance conditions.

Item No. 6 – Selected Financial Data

We are a smaller reporting company, as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide the information required under this item.

Item No. 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company produces film products for novelty, packaging container and custom film product applications. These products include foil balloons, latex balloons (sourced from an external party) and related products, films for packaging applications, and custom film products. We produce all of our film products for packaging and container applications at our facilities in Lake Barrington, Illinois. Substantially all of our film products for packaging applications and flexible containers for packaging and storage are sold to customers in the United States. We market and sell our novelty items – principally foil balloons and latex balloons – in the United States and a number of additional countries. In addition, the Company assembles and sells Candy Blossoms (containers of arranged candy items) in the United States.

As determined by the Board of Directors beginning in 2019, we have been exiting our foreign operations in order to focus on our North America operations, particularly on foil balloons and related products. The sales entity in the UK was liquidated in 2019. The sales and distribution entity in Germany was fully closed during 2021. As noted herein, we sold Flexo Universal, our Mexican manufacturing subsidiary, during October 2021. Additionally, we stopped selling our vacuum sealing products as of March 30, 2020, after allowing the related license agreement to expire. More discussion is available in discontinued operations in this Annual Report on Form 10-K (see Note 23).

We have also changed our capital structure, beginning January 2020. This includes:

Series A Preferred Stock

On January 3, 2020, the Company entered into a stock purchase agreement (as amended on February 24, 2020 and April 13, 2020 (the “LF Purchase Agreement”)), pursuant to which the Company agreed to issue and sell, and LF International Pte. Ltd., a Singapore private limited company (“LF International”), which is controlled by Company Chairman, Mr. Yubao Li, agreed to purchase, up to 500,000 shares of the Company’s newly created shares of Series A Preferred Stock (“Series A Preferred”), with each share of Series A Preferred initially convertible into ten shares of the Company’s common stock, at a purchase price of $10.00 per share, for aggregate gross proceeds of $5,000,000 (the “LF International Offering”). As permitted by the Purchase Agreement, the Company may, in its discretion issue up to an additional 200,000 shares of Series A Preferred for a purchase price of $10.00 per share (the “Additional Shares Offering,” and collectively with the LF International Offering, the “Offering”). Approximately $1 million of Series A Preferred has been sold as of June 30, 2021, including to an investor which converted an account receivable of $478,000 owed to the investor by the Company in exchange for 48,200 shares of Series A Preferred. The Company completed several closings with LF International from January 2020 through June 2020. The majority of the funds received reduced our bank debt. We issued a total of 400,000 shares of common stock to LF International and, pursuant to the LF Purchase Agreement, changed our name from CTI Industries Corporation to Yunhong CTI Ltd. LF International had the right to name three directors to serve on our Board. They were Mr. Yubao Li, Ms. Wan Zhang and Ms. Yaping Zhang, the latter two of whom retired from our Board of Directors during January 2022.

Series B Preferred Stock

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

Series C Preferred Stock

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

Series D Preferred Stock

In June 2021, the Company received $1.5 million from an unrelated third party as an advance on a proposed sale of Series D Redeemable Convertible Preferred Stock, which was ultimately completed. The Series D Preferred have an initial stated value of $10.00 per share and liquidation preference over common stock. The Series D Preferred is convertible into shares of our common stock equal to the number of shares determined by dividing the sum of the stated value and any accrued and unpaid dividends by the conversion price of $1.00. We issued 170,000 shares of Series D Preferred for an aggregate price of $1.5 million. Additionally, 128,000 warrants were issued pursuant to this transaction which are convertible into our common stock at the lesser of $1.75 per share or 85% of the volume weighted average price of the shares over the ten trading days prior to conversion.

Our revenues from continuing operations from each of our product categories in each of the past two years have been as follows:

	Twelve Months Ended
	December 31, 2021		December 31, 2020
	$	% of	$	% of
Product Category	(000) Omitted	Net Sales	(000) Omitted	Net Sales
D
Foil Balloons	18,235	76%	16,853	80%

Latex Balloons	94	0%	7	0%

Film Products	2,386	10%	804	4%

Other	3,370	14%	3,395	16%

Total	24,086	100%	21,059	100%

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

Purchases by a limited number of customers represent a significant portion of our total revenues. During 2021 and 2020, respectively, sales to our top 10 customers represented 85% and 85%, respectively, of net revenues for each year. During 2021 and 2020, there were two customers to whom our sales represented more than 10% of net revenues.

Our principal customer sales for 2021 and 2020 were:

Customer	Product	2021 Sales	% of 2021 Revenues	2020 Sales	% of 2020 Revenues
Wal-Mart	Balloons; Candy Blossoms	$4,537,000	19%	$4,973,000	24%
Dollar Tree Stores	Balloons	$13,813,000	57%	$12,826,000	61%

The loss of one or both of these principal customers, or a significant reduction in purchases by one or both of them, could have a material adverse effect on our business.

We generally do not have agreements with our customers under which customers are obligated to purchase any specific or minimum amount of product from us.

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

Net Sales

For the fiscal year ended December 31, 2021, consolidated net sales from continuing operations of the sale of all products were $24,086,000 compared to consolidated net sales of $21,059,000 for the year ended December 31, 2020, an increase of 14% as more fully described below.

Sales of foil balloons from continuing operations were $18,235,000 in 2021 and $16,853,000 in 2020, a increase of 8%. Our largest customer for foil balloons was Dollar Tree Stores. The remaining sales were made to hundreds of customers including distributors and retail stores.

Sales of latex balloons from continuing operations were less than $100,000 in each period. The decrease from prior years resulted principally from the sale of Flexo Universal, our latex balloon manufacturing facility. We intend to continue to sell outsourced latex balloons in order to offer a complete product line, but it will be much smaller than prior years.

Sales of film products from continuing operations were $2,386,000 in 2021 and $804,000 in 2021, an increase of nearly 200%. Our largest customer in this area underwent a merger and has now come back with more regular purchases. The inability for some vendors to meet customer requirements has also helped us gain more business in this area.

Sales of other products from continuing operations decreased to $3,370,000 in 2021 from $3,395,000 in 2020, for virtually no difference from year to year. This category includes sales of Candy Blossoms.

Cost of Sales

Cost of sales from continuing operations increased to $20,321,000 in 2021 from $17,970,000 in 2020, an increase of 13%. The increase in cost of sales was primarily attributable to the increase in sales, and secondarily related to the broad increase in prices during 2021, which occurred faster than the Company could effectively update its pricing.

General and Administrative Expenses

General and administrative expenses from continuing operations increased to $3,815,000 in 2021 from $3,655,000 in 2020, an increase of 5%. We had financial services consulting expenses, forbearance costs, and other financing costs of approximately $0.8 million that concluded when we changed lenders in September 2021.

Selling and Marketing

Selling expenses from continuing operations increased to $131,000 in 2021 from $129,000 in 2020, as total sales increased. Marketing and advertising expense decreased to $323,000 in 2021, from $350,000 in 2020, a decrease of 8%. This area was also impacted by increased sales volume, but with fewer ancillary expenses as many customers were coming back from Covid related issues.

Other Income or Expense

During 2021, we incurred net interest expense from continuing operations of $564,000 compared to net interest expense of $1,167,000 during 2020. The decrease in interest expense was primarily attributable to the lower average outstanding balance of debt in 2021 as compared to 2020. Additionally, in 2020, we recorded a $1,047,700 net gain on the forgiveness of our Payroll Protection Plan loan.

During 2021 we engaged in a Sale and Leaseback transaction of our principal headquarters in Lake Barrington, IL. This transaction resulted in a gain of $3.4 million. We also recorded an expense related to the disposition of our Flexo Universal subsidiary. We recorded an approximately $10 million expense in Other Expense and a $6 million gain in Other Comprehensive Income related to this transaction, all non-cash items.

Deemed Dividends on Preferred Stock and Amortization of Beneficial Conversion Feature

In 2020 the Company issued Series A Preferred Stock and Series B Preferred Stock. In connection with these preferred stock issuances, and the related beneficial conversion features, the Company had deemed dividends of $4.4 million in 2020. During 2021, the Company issued Series C Preferred Stock and Series D Preferred Stock. In connection with all of these preferred stock issuances, and the related beneficial conversation features, the Company had deemed dividends of $3.6 million during 2021. Although these deemed dividends do not impact Net loss attributable to Yunhong CTI, Ltd., they do impact Net loss attributable to Yunhong CTI Ltd. Common Shareholders and EPS.

Financial Condition, Liquidity and Capital Resources

Cash (Used In) Provided By Operating Activities

During 2021, cash used by operating activities amounted to ($3,709,000), compared to cash provided by operating activities during 2020 of $1,322,000. Significant changes in working capital items affecting cash flow used in operating activities were:

●	Depreciation and amortization of $462,000 compared to depreciation and amortization for 2020 of $388,000;
●	An increase in inventories of $604,000 compared to an decrease of inventories of ($1,828,000) in 2020;
●	An increase in accounts receivable of $1,673,000 compared to a decrease in accounts receivable of ($3,991,000) in 2020;
●	A decrease in prepaid expenses and other assets of $132,000 compared to an increase in prepaid expenses and other assets of $249,000 in 2020; and
●	A decrease in trade payables of ($1,173,000) compared to a decrease in trade payables of ($1,361,000) in 2020.

Cash Provided By (Used In) Investing Activities

During fiscal 2021, cash provided by investing activities amounted to $3,378,000 compared to cash used in investing activities during fiscal 2020 of ($115,000).

Cash Provided By (Used In) Financing Activities

During fiscal 2021, cash provided by financing activities amounted to $626,000, compared to cash used in financing activities of ($2,267,000) during fiscal 2020

As discussed in Note 3, in the Series A Offering, during 2020 the Company sold 500,000 shares of Series A Preferred and 400,000 shares of common stock for aggregate gross proceeds of $5,000,000.

In November 2020, we issued 170,000 shares of Series B Preferred for an aggregate purchase price of $1,500,000.

In October 2020, we received an advance of $1,500,000 from an investor. In January 2021, we finalized the transaction with the investor and issued 170,000 shares of newly authorized Series C Preferred Stock.

In June 2021, the Company received $1.5 million from an investor as an advance on a proposed sale of Series D Redeemable Convertible Preferred Stock, which has since occurred. We issued 170,000 shares of newly authorized Series D Preferred Stock and 128,000 warrants to purchase our common stock.

Going Concern, Liquidity and Financial Condition

The Company’s financial statements are prepared using account principles generally accepted in the United States (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has a cumulative net loss from inception to December 31, 2021 in excess of $20 million. The accompanying financial statements for the year ended December 31, 2021 have been prepared assuming the Company will continue as a going concern. The Company’s cash resources may be insufficient to meet its anticipated needs during the next twelve months. The Company may require additional financing to fund it future planned operations. The ability of the Company to continue as a going concern is dependent on the Company’s execution of its business plans and the ability to raise any needed additional capital at acceptable terms to the Company. While Management plans to mitigate this issue with improved performance now that it has disposed of subsidiaries and their related losses, there can be no guarantee this will be successful. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

During December 2017, we entered in new financing agreements with PNC Bank, National Association (“PNC”). The financing agreements with PNC (the “PNC Agreements”) included a $6 million term loan and an $18 million revolving credit facility (the “Revolving Credit Facility”), with a credit facility termination date of December 2022. Available credit under the Revolving Credit facility was determined by eligible receivables and inventory at CTI Industries (U.S.) and Flexo Universal (Mexico).

We notified PNC of our failure to meet certain financial covenants and conditions during multiple occasions between 2018 and 2021, resulting in amendments to the loan documents, and in some cases forbearance agreements, along with related fees, penalties and other conditions. Pursuant to an April 2021 forbearance agreement, the Company agreed to pay PNC a Forbearance Fee of $1,000,000. Provided, however, that, so long as no event of default under the Loan Agreement has occurred (including as a result of a failure of the Company to pay down the Revolving Loans by $1,500,000 with the proceeds of the Purchaser Promissory Note, (i) if the Company consummates the Equity Investment (as defined in the agreement) by June 30, 2021, the Forbearance Fee shall be reduced by $250,000, to $750,000, and (ii) if the Company causes all of the obligations under the Loan Agreement to be paid in full, in cash, on or before September 30, 2021, the Forbearance Fee shall be reduced by an additional $500,000, to $250,000. As the Company repaid all obligations under the Loan Agreement by September 30, 2021 and the Equity Investment was consummated by June 30, 2021, the forbearance fee was $250,000. During 2021, the Company recorded a forbearance expense of $250,000.

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

The Senior Facilities require that the Company shall, commencing December 31, 2021, maintain Tangible Net Worth of at least $4,000,000 or greater (“Minimum Tangible Net Worth”). Minimum Tangible Net Worth may be adjusted downward by the Lender, from time to time, in its sole and absolute discretion, based on the effect of non-cash charges and other factors on the calculation of Tangible Net Worth. Other debt subordinated to Lender is not considered as a reduction of this calculation.

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

As of January 1, 2019, the Company had a note payable to John H. Schwan, Director and former Chairman of the Board, for $1.6 million, including accrued interest. This loan accrues interest, is due on demand, and is subordinate to the Senior Facilities. During January 2019, Mr. Schwan converted $600,000 of the note into approximately 181,000 shares of our common stock at the then market rate of $3.32 per share. As a result of the conversion, the loan balance decreased to $1.0 million. The loan and interest payable to Mr. Schwan amounted to $1.2 million and $1.1 million as of December 31, 2021 and December 31, 2020, respectively. No payments were made to Mr. Schwan during 2020 or 2021. Interest expense related to this loan amounted to approximately $70,000 and $65,000 for the twelve months ended December 31, 2021 and 2020, respectively.

As of December 31, 2021, the Company had a note payable to Alex Feng for $166,667. This loan accrues interest at 3% and is subordinate to the Senior Facilities. The subordination agreement signed September 30, 2021 changes the term of the maturity date from November 2023 to March 2024 and payment date starting April 2022.

In October 2020, the Company received $1.5 million from an unrelated third party as an advance on a proposed sale of Series C Redeemable Convertible Preferred Stock.   As of December 31, 2020, the Company was in the process of negotiating and finalizing the terms of the arrangement, which has since occurred.  As the agreement was not finalized as of December 31, 2020, the $1.5 million advance was classified as Advance from Investor within liabilities on the accompanying balance sheet and subsequently reclassified as stockholders equity. During 2021, $1.5 million was received for a series D Redeemable Convertible Preferred Stock and 128,000 warrants to purchase our common stock.

Seasonality

In the foil balloon product line, sales have historically been seasonal. Approximately half of these sales are considered “everyday” in nature while the other half tend to be event driven (certain holidays, graduation season, and other events). The COVID-19 pandemic changed the shape of graduation season for 2020, resulting in a lower demand for balloons during the second quarter 2020, but then a surge of demand related to at-home parties and events. This increase in demand continued into 2021.

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

Inventory Valuation. Inventories are stated at the lower of cost or net realizable value. Cost is determined using standard costs which approximate costing determined on a first-in, first out basis. Standard costs are reviewed and adjusted at the time of introduction of a new product or design, periodically and at year-end based on actual direct and indirect production costs. On a periodic basis, the Company reviews its inventory levels for estimated obsolescence or unmarketable items, in reference to future demand requirements and shelf life of the products. As of December 31, 2021, the Company had established a reserve for obsolescence, marketability or excess quantities with respect to inventory in the aggregate amount of $290,000. As of December 31, 2020, the amount of the reserve was $311,000. In addition, on a periodic basis, the Company disposes of inventory deemed to be obsolete or unsaleable and, at such time, charges reserve for the value of such inventory. We record freight income as a component of net sales and record freight costs as a component of cost of goods sold.

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

The Company identified an impairment indicator related to the goodwill associated with Clever Container, a VIE that was until June 30, 2019. As a result of an impairment test, the Company fully impaired the goodwill related to Clever in the first quarter of 2019 and recorded an impairment charge of $220,000. In the first quarter of 2019, the Company identified an impairment indicator related to the goodwill associated with Flexo. As a result of an impairment test, the Company fully impaired the goodwill related to Flexo in the first quarter of 2019 and recorded an impairment charge of approximately $1 million. We performed a quantitative assessment for the year ended December 31, 2019 in which we considered the assets and liabilities of the Company as one operating segment, both recognized and unrecognized, as well as the cash flows necessary to operate the business relating to the assets and liabilities.

Foreign Currency Translation. All balance sheet accounts are translated using the exchange rates in effect at the balance sheet date. Statements of operations amounts are translated using the average exchange rates for the year-to-date periods. The gains and losses resulting from the changes in exchange rates during the period have been reported in other comprehensive income or loss, except that, on November 30, 2012, the Company determined that it does have an expectation of receiving payment with respect to indebtedness of Flexo Universal to the Company, and accordingly, as of and after that date foreign currency gains and losses with respect to such indebtedness has been reported in the statement of operations. This issue became moot with the sale of Flexo Universal during October 2021, which followed the elimination of other foreign subsidiaries (UK and Germany).

Stock-Based Compensation. We follow U.S. GAAP which requires all stock-based payments to employees, including grants of employee stock options, to be recognized in the consolidated financial statements based on their grant-date fair values.

We use the Black-Scholes option pricing model to determine the fair value of stock options which requires us to estimate certain key assumptions. In accordance with the application of U.S. GAAP, we incurred no employee stock-based compensation cost for the year ended December 31, 2021. At December 31, 2021, we had no unrecognized compensation cost relating to stock options. We will have compensation cost related to such equity instruments during 2022, including the inducement grants of restricted stock to the Chief Executive Officer beginning January 2022.

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

Prior to September 30, 2021, we had been out of compliance with the terms of our credit facility and operating under a forbearance agreement, and had related going concern disclosure. We therefore established a valuation allowance reserve for substantially all of our deferred tax assets.  As of December 31, 2021, the amount of the net deferred tax asset was none, as we continued to record a valuation allowance against the gross value of the deferred tax asset.  Each quarter and year-end, management makes a judgment to determine the extent to which the deferred tax asset will be recovered from future taxable income.  This value was reduced, in large part, due to changes in US tax law effective 2018 which will impact the value of future deductions.

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

Variable Interest Entities

Primarily due to Clever and VLU having the attribution of related party beneficial ownership and certain financial and operational support, these entities are considered to be variable interest entities, or VIEs, under current accounting guidance. A company with interests in a VIE must consolidate the entity if the company is deemed to be the primary beneficiary of the VIE; that is, if it has both (1) the power to direct the economically significant activities of the entity and (2) the obligation to absorb losses of, or the right to receive benefits from, the entity that could potentially be significant to the VIE. Such a determination requires management to evaluate circumstances and relationships that may be difficult to understand and to make a significant judgment, and to repeat the evaluation at each subsequent reporting date. Prior to July 1, 2019, we had determined that the Company was the primary beneficiary of Clever and VL (despite not having a majority ownership interest). As discussed in Note 2 to the accompanying consolidated financial statements, events that occurred during the start of the third quarter of 2019, caused us to reconsider the primary beneficiary determination for Clever and VL. As a result, the consolidated financial statements as of December 31, 2019 and 2020 excluded the assets, liabilities and operating results of Clever and VL. We also recognized a gain in the amount of $219,000 in connection with the deconsolidation of this VIE.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of these disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e), as of December 31, 2021. Based on this evaluation, the Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) concluded that our disclosure controls and procedures were not effective as of December 31, 2021, the end of the period covered by this Annual Report on Form 10-K, due to the material weaknesses described below.

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making our assessment of the effectiveness of internal control over financial reporting, management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

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

We are overly dependent upon our Chief Financial Officer within an environment that is highly manual in nature. As of the date of this filing, our Acting Chief Financial Officer and our Chief Executive Officer are the same person, which reduces the value of the system design in this aspect.

Management concluded that there is a reasonable possibility that a material misstatement could occur in the consolidated financial statements if the control deficiencies were not remediated. Accordingly, management concluded that the matters described above are material weaknesses in the Company’s internal control over financial reporting and that the Company did not maintain effective internal control over financial reporting as of December 31, 2021.

Plan for Remediation of Material Weakness

Management has enhanced its available resource base and adjusted its processes with respect to the areas listed above.  Additional procedures are in the process of being established and will be evaluated for effectiveness in the future.  A controller has been brought on to provide assistance in this area. Further, the Company views the combination of Acting Chief Financial Officer duties with the Chief Executive Officer as temporary in nature.

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

The following is a brief account of the business experience of each of our directors and executive officers during the past five years or more.

Name	Age	Position
Yubao Li	40	Chairman of the Board of Directors
Frank J. Cesario	52	Chief Executive Officer and Director; Acting Chief Financial Officer
Jana M. Schwan	45	Chief Operating Officer
Douglas Bosley	54	Director
Gerald (J.D.) Roberts, Jr.	62	Director
Philip Wong	43	Director

Yubao Li, Chairman of the Board of Directors. Mr Li has served as a Director of the Company since January 13, 2020 and was elected as Chairman of the Board on June 1, 2020. Mr. Li has been serving as the Chairman of Yunhong International since its inception in January 2019 and served as its Chief Executive Officer from January 2019 to September 2019. Mr. Li has been serving as the president of Hubei Academy of Science and Technology Service Station since July 2018, one of the key multi-disciplinary universities in the province of Hubei.Since June 2018, Mr. Li has been serving as the Director of Photoproteins Research Centre at China’s Academy of Management Science, a research institute situated in Beijing where he supports innovation by defining the research focus of the group. Mr. Li also serves as a director and/or officer of several other entities, including as the Executive Director and General Manager of Hubei Teruiga Energy Co., Ltd, a new energy technology company, since November 2017, the Executive Director of Hubei Yuntong Energy Co., Ltd., a solar power and agriculture company, since April 2016, the Executive Director and General Manager of Hubei Yun Hong photovoltaic Co., Ltd., a solar power and agriculture company, since May 2016, the President of Hubei Yunhong Deren Tourism Co., Ltd., a tourism project developer, since May 2016 and the President of Yunhong Group Holdings Co., Ltd., a company engaged in the business of solar power construction and solar photovoltaic power generation, since 2013. In addition, in 2013, Mr. Li founded China Hubei Yunhong Energy Group Co., Ltd., a Chinese nutrition company operating in China and abroad, and he currently serves as the Chairman of its board of directors.

Frank Cesario, Chief Executive Officer and Director; Acting Chief Financial Officer. Mr. Cesario first joined the Company in November 2017 as Chief Financial Officer. In December 2019 he was named President and Chief Executive Officer, and Director. He resigned as Chief Financial officer in June 2020 and President and Chief Executive Officer, and Director, in September 2020. During March 2021 he rejoined the Board as a Director. During January 2022 he was hired by the Company as Chief Executive Officer and Director. Upon the resignation of then Chief Financial Officer Jennifer Connerty during January 2022, Mr. Cesario also became the Acting Chief Financial Officer. Mr. Cesario brings 20 years of CFO experience at manufacturing entities. Prior to joining the Company, Mr. Cesario served in similar roles with Nanophase Technologies Corporation and ISCO International, Inc., then publicly traded global suppliers of advanced materials and telecommunications equipment, respectively, as well as Turf Ventures LLC, a privately held chemicals distributor. From September 2020 until January 2022, Mr. Cesario served as Chief Financial Officer of Radiac Abrasives, Inc., a privately held manufacturer. He began his career with KPMG Peat Marwick and then served in progressively responsible finance positions within Material Sciences Corporation and Outokumpu Copper, Inc. Mr. Cesario holds an MBA (Finance) from DePaul University and a B.S. (Accountancy) from the University of Illinois, and is a registered CPA in the State of Illinois.

Douglas Bosley is a founding partner of Witan Law Group and a member of the firm’s Corporate Transactional and Securities practice. Mr. Bosley represents businesses and entrepreneurs at all stages of growth from inception to exit. Mr. Bosley’s practice focuses on three general areas of financing transactions, mergers and acquisitions and general corporate matters. Mr. Bosley’s financing experience includes representing venture capital firms and venture-backed companies, mezzanine debt transactions, and a wide range of other types of financing and securities transactions, as well as general corporate matters including formation and start-ups; equity compensation; contracts such as licensing, joint ventures, representative agreements, and development and service level agreements; and corporate governance matters. Before founding Witan Law, Mr. Bosley was a partner at Bosley Till Neue & Talerico (BTNT), a law firm, where he headed the transactional and securities practices. Prior to BTNT, Mr. Bosley operated Bosley Business Law, which he founded after more than a decade of sophisticated corporate and securities transactional experience at some of the world’s largest and most reputable corporate law firms. Mr. Bosley also served as general counsel of a Sacramento-based venture capital and professional services firm. He is a frequent speaker on legal issues related to start-ups, mergers and acquisitions and venture capital transactions. Mr. Bosley is a graduate of the Duke University School of Law, graduating with high honors and earning Order of the Coif. He received his B.A. in Economics from California State University, Sacramento.

Gerald (J.D.) Roberts, Jr. is Vice President of Strategy and Business Development at a Fortune 50 Corporation, having served in that capacity since 2018. In the previous 20 years, he held several senior roles at Aerojet Rocketdyne Holdings, Inc. and GenCorp/Aerojet. His career began in the aerospace and electronics industries in the United States and Australia, where he worked with companies including E-Systems, McDonnell Douglas, Northrop-Grumman, Gulfstream, Learjet and Hawker de Havilland. Mr. Roberts combined his credentials in engineering, finance and operations and his significant experience in strategic planning, organizational restructuring, and mergers, acquisitions, and divestitures to build value in international business opportunities. Mr. Roberts holds a Six Sigma greenbelt certification and has completed post-graduate coursework in Mergers and Acquisitions, leadership, strategic alliances, negotiation, innovation, and financial analysis. He received his MBA (Finance) from the University of California, Davis, and his B.S. in Mechanical Engineering from Virginia Tech.

Philip Wong is CEO of Shark AI Capital Corporation, an innovative business lending firm which he co-founded in 2020. Previously, he served as Chief Investment Officer of American Credit, Inc., as a Commercial Loan Officer at Applepie Capital, Inc., as Vice President / Senior Relationship Manager at Bank of the West / BNP Paribas, and as First Vice President / Senior Relationship Manager at Preferred Bank, among other roles in banking in business credit. Mr. Wong and has completed certifications in agile software development, software products management, healthcare analytics, and product management and marketing. He received his B.A. in Asian Studies from San Francisco State University.

Executive Officers Other Than Nominees

Jana Schwan.  Ms. Schwan has been employed by the Company in various operational, purchasing, and product development capacities since September 2002, and currently leads its Sales, Marketing and Business Development activities in addition to all Operations of the Company. Ms. Schwan was named Vice President of Operations in 2017 and Chief Operating Officer in 2020.

Jana Schwan is the daughter of John Schwan, who prior to his retirement from the Company served in several capacities, including as Chairman of the Board of Directors.

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

As of January 2022, the Board of Directors had five members. The Board has determined that each of Douglas Bosley, Gerald (J.D.) Roberts, Jr., and Philip Wong, presently directors of the Company, are independent based upon the application of the rules and standards of the NASDAQ Stock Market.

The Board of Directors met 17 times during 2021. Each of the Directors was present for at least 75% of such meetings.

Board Leadership Structure

Yubao Li is Chairman of the Board of Directors, Frank Cesario is Chief Executive Officer and Jana Schwan is Chief Operating Officer. Mr. Cesario and Ms. Schwan are responsible for senior management functions. Mr. Cesario reports into the Board of Directors. The Board of Directors believes that this combination and allocation of roles provides the most efficient and effective leadership model for the Company, providing perspective and direction with regard to business strategies and plans to both the Board and management. The Company has no bylaw or policy in place that mandates that an officer serve as Chairman of the Board. The Board of Directors periodically evaluates its leadership structure.

Mr. Wong has been designated as the lead independent director. Mr. Wong is responsible for (i) communicating regularly with the Chief Executive Officer and other officers of the Company on behalf of the Board of Directors, and particularly the independent members of the Board of Directors, and (ii) calling separate meetings of the independent directors of the Company. At any such meetings, only independent directors are present and the independent directors are free to discuss any aspect of the Company’s business and risk management without the influence of interested directors or management.

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

Committees of the Board of Directors

The Board of Directors has standing Audit, Compensation and Nominating and Governance Committees.

Audit Committee

Since 2000, the Company has had a standing Audit Committee, which is presently composed of Mr. Wong (Chairman), Mr. Bosley and Mr. Roberts. Each of the members of the Audit Committee is independent based on the application of the rules and standards of the NASDAQ Stock Market and Rule 10a-3(b) under the Securities Exchange Act of 1934. Mr. Wong has been designated as, and is, the Company’s “Audit Committee Financial Expert” in accordance with Item 407(d)(5) of Regulation S-K and meets the requirements for an audit committee expert as set forth in that item. The Audit Committee has primary responsibility meetings with management and independent auditors to discuss the Company’s financial statements. The Company’s Board of Directors has adopted a written charter, as amended, for the Company’s Audit Committee, a copy of which has been posted and can be viewed on the Company’s Internet website at http://www.ctiindustries.com under the section entitled “Investor Relations.” In addition, the Audit Committee has adopted a complaint monitoring procedure to enable confidential and anonymous reporting to the Audit Committee of concerns regarding, among other things, questionable accounting or auditing matters. The Audit Committee has primary responsibility for:

Appointing, compensating, and retaining our registered independent public accounting firm;

Overseeing the work performed by any outside accounting firm;

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

The Audit Committee met four times during 2021.

Compensation Committee

The Compensation Committee is composed of Mr. Roberts (Chairman), Mr. Bosley and Mr. Wong. The Board has determined that each of the members of the Compensation Committee is independent as defined in the listing standards for the NASDAQ Stock Market. The Compensation Committee reviews and acts on the Company’s executive compensation and employee benefit and retirement plans, including their establishment, modification and administration. It also recommends to the Board of Directors the compensation of the Chief Executive Officer and certain other executive officers. The Compensation Committee has a charter which has been posted and can be viewed on the Company’s Internet website at http://www.ctiindustries.com under the section entitled “Investor Relations.” The Compensation Committee did not meet in 2021.

Nominating and Governance Committee

In 2005, the Company established a Nominating and Governance Committee. The Nominating and Governance Committee consists of Mr. Bosley (Chairman), Mr. Roberts and Mr. Wong. The Nominating and Governance Committee does not have a charter. The Board of Directors has determined that each of the members of the Nominating and Governance Committee is independent as defined in the listing standards for the NASDAQ Stock Market.

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

The Board’s statement regarding diversity is below. This has become a larger factor in the Nominating Committee’s evaluation of potential candidates. While there is no formal policy for considering diversity when nominating a potential director, it is a consideration that is evaluated along with other qualifications of potential candidates, and broadly a goal of the Company. In light of the foregoing, it is believed that a formal, written policy and procedure with regard to consideration of director candidates recommended by security holders is not necessary in order for the Nominating and Governance Committee to perform its duties.

The Nominating Committee did not meet in 2021. All of the independent directors of the Board of Directors participated in the nominating process and, in separate session, voted in favor of recommending to the Board of Directors the nomination of each of the nominees for election as directors.

Board Diversity

The current Board has five directors, all male, two of whom are of Asian background and three Caucasian. The Board recently had two female directors who retired from the Board during January 2022. With only five directors, the Company has limited opportunity to maintain the breadth of diversity it seeks at all times. The Company has made diversity a goal, particularly as it moved from a 100% Caucasian, 100% male Board of Directors at the beginning of 2020 to three Asian directors, two of whom female, later that year. The Company plans to continue to strive for broad representation on its Board of Directors.

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

Based solely on a review of such forms furnished to the Company, the Company believes that during calendar year 2021, all Section 16(a) filing requirements applicable to the officers, directors and ten-percent beneficial shareholders were satisfied.

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

The following table sets forth summary compensation information with respect to the Principal Executive Officer and each of the two other most highly compensated executive officers. These individuals, including the Principal Executive Officer, are collectively referred to in this proxy statement as the Named Executive Officers.

				Non-Equity
			Option	Incentive Plan	All other
Name/Title	Year	Salary	Awards	Compensation	compensation	Total
			(1)	(2)	(3)

Frank Cesario	2021	$-	$-	$-	$1,500	$1,500
Chief Executive Officer(4)	2020	$149,249	$-	$-	$-	$149,249

Jana M. Schwan	2021	$165,538	$-	$-	$9,500	$175,038
Chief Operating Officer (5)	2020	$154,671	$-	$-	$8,707	$163,378

Jennifer M. Connerty	2021	$152,885	$-	$-	$-	$152,885
Chief Financial Officer (6)	2020	$145,039	$-	$-	$-	$145,039

SUMMARY COMPENSATION TABLE

(1)	Reflects the compensation expense recognized in 2021 and 2020 for stock option awards under ASC Topic 718 as reported in the Company's audited financial statements.
(2)	Amounts determined under the Company's incentive compensation program.
(3)	Amounts for include matching 401(k) contributions and insurance premiums
(4)	Mr. Cesario’s compensation ceased during September 2020 when he left the Company and restarted January 2022 when he rejoined the Company as Chief Executive Officer and Acting Chief Financial Officer.
(5)	Ms. Schwan became Chief Operating Officer in 2020.
(6)	Ms. Connerty became Chief Financial Officer in 2020. She resigned from the Company during January 2022.

Narrative Disclosure for Summary Compensation Table

Employment Agreements with Our Named Executive Officers

No employment agreements existed until January 2022, when Mr. Cesario entered into an employment agreement with the Company. That agreement includes a base salary of $250,000 per year. Mr. Cesario received an inducement grant of stock in the amount of 250,000 shares, 25,000 of which vested immediately, with the remaining shares scheduled to vest based upon the achievement of certain goals and objectives as set forth in the agreement. Mr. Cesario is eligible to receive a performance-based bonus of $300,000. In the event that Mr. Cesario is terminated without cause, he is eligible to receive twelve (12) months of salary in accordance with the agreement.

Information Relating to Cash Incentives

The Board of Directors previously had adopted an Incentive Compensation Plan providing for annual incentive compensation to be paid to executive and managerial employees of the Company. Under the Plan, designated Named Executive Officers and several other executive officers and managers may receive incentive compensation payments, determined on a quarterly and annual basis, based upon the income of the Company before provision for income tax or for incentive compensation if the net income exceeds a threshold amount of profit for any quarter of $100,000 and, for the year, of $250,000. The benefits under the Plan are divided into two Pools of compensation. Pool I (representing the largest pool of incentive compensation) covers senior executive officers and managers who participate in the pool of incentive compensation based upon a percentage allocation recommended by the Compensation Committee and determined by the Board of Directors each year. Pool II covers other executives and managers who are selected to participate in proportions determined by management. The Compensation Committee recommends the amount of the incentive compensation awards which, in the aggregate, may not exceed sixteen percent of the net income of the Company (before provision for income tax or incentive compensation under the Plan). Further, the amount of incentive compensation to any participant may not exceed the annual base compensation of the participant. The Compensation Committee believed such incentive compensation motivates participants to achieve strong profitability which is viewed as the most significant element of corporate performance, provides rewards for strong corporate performance and aligns the incentive with the interests of the shareholders. Incentive compensation participation levels are generally determined during the first quarter of each fiscal year.

In determining the executives who participate in the incentive compensation awards in Pool I each year, and the relative amount of the award to each participant, the Compensation Committee considers and takes into account (i) the position of the executive, (ii) the level of responsibility and authority of the executive, (iii) the performance of the executive, and (iv) the extent to which the executive is in a position to affect the financial results and profitability of the Company. The current Board of Directors is considering a revised incentive plan and terminating the plan described in this section. No replacement plan has yet been adopted, but the Board of Directors and Management have both indicated their desire to change this program.

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

No stock options or grants were awarded or issued during 2021.

Retirement Benefits

The Company maintains a 401(k) employee savings plan in which all salaried employees are eligible to participate. The plan is a tax qualified retirement plan.

Under the 401(k) Plan, employees may contribute up to 15% of their eligible compensation to the Plan and the Company will contribute a matching amount to the Plan each year. Participating employees may direct the investment of individual and company contributions into one or more of the investment options offered by the Plan. Under the terms of the Plan, the Company has made a matching contribution equal to 100% of employee contributions that do not exceed 1% of eligible compensation plus 50% of employee contributions between 1% and 5% of eligible compensation. During 2017, the Board of Directors determined to cease matching contributions under the 401(k) Plan for the balance of the year. No such matching contributions were made during 2020 or 2021.

Outstanding Equity Awards

There are no outstanding equity awards as of December 31, 2021

Payments Upon Termination or Change of Control

None as of December 31, 2021. The employment agreement with Frank Cesario, effective January 2022, includes payment of twelve months salary upon termination except for cause as is defined by that agreement.

Director Compensation

The following table sets forth the compensation of directors of the Company during the year ended December 31, 2021:

DIRECTOR COMPENSATION

	Director's	Option	All other
Name	Fees	Awards (1)	compensation	Total
Wan Zhang	$-	$-	$-	$-

Yaping Zhang	$-	$-	$-	$-

Yubao Li	$-	$-	$-	$-

John M. Klimek	$-	$-	$-	$-

Frank Cesario	$-	$-	$-	$-

(1)	Reflects the compensation expense recognized in 2021 for stock option awards under ASC Topic 718 as reported in the Company's audited financial statements.

Narrative Description of Director Compensation

Payments to non-employee directors were suspended during 2019, and had not restarted as of December 31, 2021. The Company intends to begin paying non-employee directors during 2022.

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

BENEFICIAL OWNERSHIP OF SHARES BY MANAGEMENT

AND SIGNIFICANT SHAREHOLDERS

The following table provides information concerning the beneficial ownership of the Company’s Common Stock by each director and nominee for director, certain executive officers, and by all directors and officers of the Company as a group as of December 31, 2021. In addition, the table provides information concerning the current beneficial owners, if any, known to the Company to hold more than 5 percent of the outstanding Common Stock of the Company.

The amounts and percentage of stock beneficially owned are reported based on regulations of the Securities and Exchange Commission (“SEC”) governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days after December 31, 2021. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed a beneficial owner of securities in which he has no economic interest. The percentage of Common Stock beneficially owned is based on 5,886,750 shares of Common Stock outstanding as of December 31, 2021.

	Shares of		Shares of		Percent of
Name and Address	Common Stock		Preferred Stock		Common
of Beneficial Owner	Beneficially Owned		Beneficially Owned		Stock
Yubao Li/Yunhong	7,100,000	(1)	670,000	(2)(3)	44.1%
Mr. Wang	1,700,000	(5)	170,000		10.5%
Icy Melon	1,828,000	(6)	170,000		11.3%
Frank J. Cesario	27,000		-		*
Jana Schwan	5,725		-		*
All Current Directors and Executive Officers as a group	10,660,725		1,010,000		66.16%

Represents 400,000 shares of common stock and 6,700,000 shares of common stock issuable upon conversion of 670,000 shares of Series A preferred and Series C preferred

Represents approximately 100% of the outstanding shares of the Company’s Series A & C Preferred.

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

Represents 1,700,000 shares of common stock issuable upon conversion of 170,000 shares of Series B preferred

Represents 1,700,000 shares of common stock issuable upon conversion of 170,000 shares of Series D preferred including 128,000 warrants

*Less than one percent

Item No. 13 – Certain Relationships and Related Transactions

As of December 2017, Mr. John H. Schwan was owed a total of $1.1 million, with additional accrued interest of $0.4 million, by the Company. As part of the December 2017 financing with PNC, Mr. Schwan executed a subordination agreement related to these amounts due him, as evidenced by a related note representing the amount owed to Mr. Schwan. During January 2019, Mr. Schwan and the Company agreed to an exchange of $0.6 million of his debt for approximately 181,000 shares of CTI common stock at the then market rate of $3.32 per share. As of December 31, 2021, the balance of Mr. Schwan’s note was approximately $1.2 million, including accrued interest. Mr. Schwan is the father of Jana Schwan.

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

Item No. 14 – Principal Accountant Fees and Services

The following table sets forth the amount of fees billed by RBSM LLP, our independent registered public accounting firm, for professional services during the years ended December 31, 2021 and 2020:

	Dec. 31, 2021	Dec. 31, 2020
Audit Fees (1)	$254,400	$242,094
Other Audit Related Fees (2)	-	3,500
All Other Fees (3)	-	25,000
Total Fees	$254,400	$270,594

(1)	Includes the annual financial statement audit and limited quarterly reviews and expenses.

(2)	Includes fees and expenses for other audit related activity provided by RBSM LLP.

(3)	Primarily represents tax services, which include preparation of tax returns and other tax consulting services.

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

PART IV

Item No. 15 – Exhibits and Financial Statement Schedules

(a)(1) The following documents are filed under pages F-1 through F-29 and are included as part of this Form 10-K:

(a)(2) All financial statement schedules are omitted because the information is inapplicable or presented in the notes to the financial statements, except for Schedule II – Valuation and qualifying accounts.

(a)(3) Exhibits required by Item 601 of Regulation S-K are incorporated herein by reference and are listed on the attached Exhibit Index.

Exhibit Number	Document

3.1	Restated Articles of Incorporation (Incorporated by reference to Exhibit A to Registrant’s Schedule 14A Definitive Proxy Statement filed April 29, 2015).
3.2	Amended and Restated By-Laws of Yunhong CTI, LTD Corporation (Incorporated by reference to Exhibit 3.2, contained in Registrant’s Form 8-K filed on March 17, 2017).
3.3	Amended and Restated Certificate of Designation of Series A Convertible Preferred Stock (Incorporated by reference to Exhibit 3.1, contained in the Registrant's form 8-K filed on February 19, 2020).
3.4	Articles of Amendment to the Registrant’s Articles of Incorporation (Incorporated by reference to Exhibit 3.1, contained in the Registrant’s form 8-K filed on March 16, 2020).
3.5

Certificate of Designations, Preferences and Rights of Series B Redeemable Convertible Preferred Stock, No Par Value (Incorporated by reference to Exhibit 3.1 contained in Registrant’s Form 8-K/A filed on May 5, 2021).

3.6	Certificate of Designations of Series C Convertible Preferred Stock (Incorporated by reference to Exhibit 3.1 contained in Registrant’s Form 8-K/A filed on May 5, 2021).
3.7	Certificate of Designations of Series D Convertible Preferred Stock (Incorporated by reference to Exhibit 3.1 contained in Registrant’s Form 8-K filed on December 7, 2021).
4.1	Form of Yunhong CTI, LTD common stock certificate (Incorporated by reference to Exhibit 4.1 contained in Registrant’s Report on Form 10-K dated March 31, 2017).
10.1	Yunhong CTI, LTD 2018 Stock Incentive Plan (Incorporated by Reference to Schedule A contained in Registrant’s 14A Definitive Proxy Statement, as filed with the Commission on April 30, 2018)
10.2	Stock Purchase Warrant to Purchase Common Stock of Yunhong CTI, LTD (Incorporated by reference to Exhibit 10.5 contained in Registrant’s Report on Form 10-Q dated August 22, 2016).
10.3	Registration Rights Agreement between [Purchaser] and the Company (Incorporated by reference to Exhibit 10.6 contained in Registrant’s Report on Form 10-Q dated August 22, 2016).
10.4	Revolving Credit, Term Loan, and Security Agreement dated December 14, 2017 (Incorporated by reference to Exhibit 10.1, contained in Registrant’s Form 8-K filed on December 19, 2017).
10.5	Revolving Credit Note dated December 14, 2017 (Incorporated by reference to Exhibit 10.2, contained in Registrant’s Form 8-K filed on December 19, 2017).
10.6	Term Note dated December 14, 2017 (Incorporated by reference to Exhibit 10.3, contained in Registrant’s Form 8-K filed on December 19, 2017).
10.7	Promissory Note dated December 14, 2017 (Incorporated by reference to Exhibit 10.4, contained in Registrant’s Form 8-K filed on December 19, 2017).
10.8	Real Property Mortgage dated December 14, 2017 (Incorporated by reference to Exhibit 10.5, contained in Registrant’s Form 8-K filed on December 19, 2017).
10.9	Subordination Agreement dated December 14, 2017 (Incorporated by reference to Exhibit 10.6, contained in Registrant’s Form 8-K filed on December 19, 2017).
10.10

Waiver and Amendment No. 1 to Revolving Credit, Term Loan and Security Agreement dated June 12, 2018 (Incorporated by reference to Exhibit 10.1, contained in Registrant’s Form 8-K filed on June 12, 2018)

10.11

Consent and Amendment No. 2 to Revolving Credit, Term Loan and Security Agreement dated October 18, 2018 (Incorporated by reference to Exhibit 10.1, contained in Registrant’s form 8-K filed on October 18, 2018)

10.12	Stock Purchase Warrant to Purchase Common Stock of Yunhong CTI, LTD (Incorporated by reference to Exhibit 10.5 contained in Registrant’s Report on Form 10-Q dated August 22, 2016).
13	Registration Rights Agreement between [Purchaser] and the Company (Incorporated by reference to Exhibit 10.6 contained in Registrant’s Report on Form 10-Q dated August 22, 2016).

10.14	Subscription Agreement among Registrant and John H. Schwan dated December 21, 2018 (Incorporated by reference to Exhibit 10.1, contained in Registrant’s form 8-K filed on January 17, 2019).
10.15	Settlement Agreement and Release dated January 21, 2019 (Incorporated by reference to Exhibit 10.18, contained in Registrant’s form 10-K filed on April 16, 2019).
10.16	Amendment No.1 to Agreement among CTI, GLG, Page and H One dated January 21, 2019 (Incorporated by reference to Exhibit 10.19, contained in Registrant’s form 10-K filed on April 16, 2019).
10.17

Amendment No. 3 and Forbearance Agreement to Revolving Credit, Term Loan and Security Agreement dated March 4, 2019 (Incorporated by reference to Exhibit 10.1, contained in Registrant’s form 8-K filed on March 8, 2019).

10.18	Amendment No. 4 and Forbearance Agreement dated October 18, 2019 (Incorporated by reference to Exhibit 10.1, contained in Registrant’s form 8-K filed on October 24, 2019).
10.19	Stock Purchase Agreement, dated as of January 3, 2020 (Incorporated by reference to Exhibit 10.1, contain in Registrants form 8-K filed on January 3, 2020).
10.20	Limited Waiver, Consent, Amendment No. 5 and Forbearance Agreement (Incorporated by reference to Exhibit 10.1, contained in the Registrant's form 8-K filed on January 16, 2020).
10.21	Amendment No. 1 to Securities Purchase Agreement, dated as of February 24, 2020 (Incorporated by reference to Exhibit 10.1, contained in the Registrant’s form 8-K filed on February 26, 2020).
10.22	Amendment No.2 to Securities Purchase Agreement dated as of April 13, 2020 (Incorporated by reference to Exhibit 10.1, contained in Registrant’s form 8-K filed on April 17, 2020
10.23	Stock Purchase Agreement (Incorporated by reference to Exhibit 10.1 contained in Registrant’s Form 8-K filed on November 25, 2020).
10.24	Securities Purchase Agreement (Incorporated by reference to Exhibit 10.1 contained in Registrant’s Form 8-K filed on January 15, 2021).
10.25	Purchase and Sale Agreement (Incorporated by reference to Exhibit 10.1 contained in Registrant’s Form 8-K filed on April 29, 2021).
10.26	Lease Agreement (Incorporated by reference to Exhibit 10.2 contained in Registrant’s Form 8-K filed on April 29, 2021).
10.27	Promissory Note (Incorporated by reference to Exhibit 10.3 contained in Registrant’s Form 8-K filed on April 29, 2021).
10.28	Stock Redemption Agreement (Incorporated by reference to Exhibit 10.1 contained in Registrant’s Form 8-K filed on August 5, 2021).
10.29	Loan and Security Agreement (Incorporated by reference to Exhibit 10.1 contained in Registrant’s Form 8-K filed on October 6, 2021).
10.30	Stock Purchase Agreement (Incorporated by reference to Exhibit 10.1 contained in Registrant’s Form 8-K filed on December 7, 2021).
10.31	Warrant (Incorporated by reference to Exhibit 10.2 contained in Registrant’s Form 8-K filed on December 7, 2021).
10.32

Employment Agreement (Offer Letter) between Frank Cesario and the Company dated December 29, 2021 (Incorporated by reference to Exhibit 10.1 contained in Registrant’s Report on Form 8-K filed on January 11, 2022).

14.1	Code of Ethics (Incorporated by reference to Exhibit 14 contained in the Registrant’s Form 10-K/A Amendment No. 2, as filed with the Commission on October 13, 2004).
23.1	Consent of Independent Registered Public Accounting Firm, RBSM LLP.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
99.1	Audited financial statements of the Company’s subsidiary, Flexo Universal, S. de R.L. de C.V. for the period ended October 28, 2021.
101

Interactive Data Files, including the following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

(a)	The Exhibits listed in subparagraph (a)(3) of this Item 15 are attached hereto unless incorporated by reference to a previous filing.
(b)	The Schedule listed in subparagraph (a)(2) of this Item 15 is attached hereto.

Item No. 16 – Summary

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized on April 15, 2022.

Yunhong CTI, LTD

By:	/s/ Frank Cesario
Frank Cesario, Chief Executive Officer, Acting Chief Financial Officer, Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Yubao Li Yubao Li	Chairman of the Board of Directors	April 15, 2022

/s/ Douglas Bosley Douglas Bosley	Director	April 15, 2022

/s/ Gerald (J.D.) Roberts, Jr. Gerald (J.D.) Roberts, Jr.	Director	April 15, 2022

/s/ Philip Wong Philip Wong	Director	April 15, 2022

Yunhong CTI, LTD and Subsidiaries

Consolidated Financial Statements

Years ended December 31, 2021 and 2020

Financial Statement Schedule:

All other schedules for which a provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Yunhong CTI Ltd. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Yunhong CTI Ltd. and Subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of comprehensive income (loss), stockholders’ equity and cash flows for each of the years in the two year period ended December 31, 2021, and the related notes (collectively referred to as the financial statement). We did not audit the December 31, 2021 and 2020 financial statements of Flexo Universal S. de R.L. de C.V., a 99.82 percent owned subsidiary (Flexo) which the Company sold on October 28, 2021.  The Company has reclassified operations related to Flexo as discontinued operations for the period from January 1, 2021 to October 28, 2021 and for the year ended December 31, 2020. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Flexo, is based solely on the report of the other auditors. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flow for each of the years in the two year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Inventories Valuation

Critical Audit Matter Description

The Company's inventories, net of reserves totaled approximately $7,876,000 as of December 31, 2021. As described in Note 2 and Note 8 to the consolidated financial statements, inventories are valued at the lower of cost or net realizable value.  On a periodic basis, the Company reviews its inventory levels for estimated obsolescence or unmarketable items, in reference to future demand requirements and the shelf life of the products. As of December 31, 2021, the Company had established a reserve for obsolescence, marketability or excess quantities with respect to inventory in the aggregate amount of $290,000.

Given the judgments made by management a high degree of subjective and complex auditor judgment was required to evaluate management's estimates of the net realizable value of its inventory and reserves for excess and obsolete inventory.

How the Critical Audit Matter Was Addressed in the Audit

The primary procedures we performed to address this critical audit matter included the following:

●	We reviewed and evaluated the appropriateness and consistency of management’s methods.
●	We reviewed and evaluated the significant assumptions and tested the accuracy and completeness of the underlying data used in management's inventory reserve calculation.
●	We recalculated the reserve using management’s methodology and evaluated the methodology and the significant assumptions for reasonableness.

/s/ RBSM LLP

We have served as the Company’s auditor since 2019.

New York, NY

April 15, 2022

Yunhong CTI, Ltd
Consolidated Balance Sheets

	December 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$65,830	$322,179
Accounts receivable	3,442,928	1,769,645
Inventories, net	7,876,304	7,271,977
Prepaid expenses	625,143	457,162
Other current assets	463,748	408,613
Receivable from related party		100,000
Current assets of discontinued operations		9,380,070

Total current assets	12,473,953	19,709,646

Property, plant and equipment:
Machinery and equipment	17,469,698	18,183,945
Building	-	3,321,016
Office furniture and equipment	2,076,370	2,140,897
Intellectual property	783,179	783,179
Land	-	250,000
Leasehold improvements	22,500	256,468
Fixtures and equipment at customer locations	518,450	518,450
Projects under construction	223,258	71,206
	21,093,455	25,525,161
Less : accumulated depreciation and amortization	(19,950,883)	(23,726,326)

Total property, plant and equipment, net	1,142,572	1,798,835

Other assets:
Operating lease right-of-use	3,530,000	42,489
Other assets	135,048	-

Total other assets	3,665,048	42,489

TOTAL ASSETS	17,281,573	21,550,970

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS' EQUITY
Current liabilities:

Trade payables	$2,132,060	$3,304,927
Line of credit	5,002,599	5,341,916
Notes payable - current portion	725,807	2,156,897
Advance from Investor	-	1,500,000
Notes payable affiliates - current portion	-	8,045
Notes payable - officers, subordinated	1,193,079	1,123,769
Operating lease liabilities	670,000	38,475
Accrued liabilities	647,570	646,606
Current liabilities of discontinued operations	-	4,666,555

Total current liabilities	10,371,115	18,787,190

Long-term liabilities:
Operating lease liabilities	2,860,000	4,013
Deferred gain (non current)	-	40,116

Total long-term liabilities	2,860,000	44,129

TOTAL LIABILITIES	13,231,115	18,831,319

Mezzanine equity:
Preferred stock -- no par value, 170,000 share authorized 170,000 shares issued and outstanding at December 31, 2020 and none at December 31, 2021 (liquidation preference - $5.0 million as of December 31, 2020)	-	1,532,164

Equity:
Yunhong CTI, Ltd stockholders' equity:
Series A Preferred Stock -- no par value, 3,000,000 shares authorized, 500,000 shares issued and outstanding at December 31, 2021 and 2020 respectively (liquidation preference - $5.0 million as of December 31, 2021)	3,154,583	2,754,583
Series B Preferred Stock -- no par value, 170,000 shares authorized, issued and outstanding at December 31, 2021 and none as of December 31, 2020 respectively (liquidation preference - $1.7 million as of December 31, 2021)	1,714,707	-
Series C Preferred Stock -- no par value, 170,000 shares authorized, issued and outstanding at December 31, 2021 and none as of December 31, 2020 respectively (liquidation preference - $1.7 million as of December 31, 2021)	1,630,333	-
Series D Preferred Stock -- no par value, 170,000 shares authorized, issued and outstanding at December 31, 2021 and none as of December 31, 2020 respectively (liquidation preference - $1.7 million as of December 31, 2021)	1,511,711	-
Common stock - no par value, 50,000,000 shares authorized, 5,930,408 and 5,827,304 shares issued and 5,886,750 and 5,783,646 shares outstanding at December 31, 2021 and December 31, 2020 respectively	14,537,828	14,537,828
Paid-in-capital	4,316,924	5,041,511
Accumulated deficit	(22,654,844)	(14,382,327)
Accumulated other comprehensive loss	-	(5,885,112)
Less: Treasury stock, 43,658 shares	(160,784)	(160,784)

Total Yunhong CTI, Ltd Stockholders' Equity	4,050,458	1,905,699

Noncontrolling interest	-	(718,212)

Total Stockholders' Equity	4,050,458	1,187,487

TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS' EQUITY	$17,281,573	$21,550,970

See accompanying notes to consolidated financial statements

Yunhong CTI, Ltd
Consolidated Statements of Operations and Comprehensive Income (Loss)

	For the Twelve Months Ended December 31,
	2021	2020

Net Sales	$24,085,666	$21,059,353

Cost of Sales	20,321,449	17,969,767

Gross profit	3,764,217	3,089,586

Operating expenses:
General and administrative	3,815,313	3,655,098
Selling	131,546	128,529
Advertising and marketing	323,264	349,714

Total operating expenses	4,270,123	4,133,341

Income (loss) from operations	(505,906)	(1,043,755)

Other (expense) income:
Interest expense	(564,383)	(1,167,028)
Gain on forgiveness of Payroll Protection Program funding	-	1,047,700
Gain on Sale and Leaseback Transaction	3,356,794	-
Reclassification of Cumulative Foreign Currency Loss	(5,885,112)	-
Loss on Sale of Subsidiary	(4,325,000)	-
Other income/(expense)	195,575	(1,015,936)

Total other expense, net	(7,222,126)	(1,135,264)

Loss from continuing operations before taxes	(7,728,032)	(2,179,019)

Income tax expense	-	403,074

Loss from continuing operations	(7,728,032)	(1,775,945)

Income (Loss) from discontinued operations , net of tax	173,727	(2,520,616)

Net Loss	$(7,554,305)	$(4,296,561)

Less: Net loss attributable to noncontrolling interest	(718,212)	(138,198)

Net loss attributable to Yunhong CTI, Ltd	$(8,272,517)	$(4,434,759)

Other Comprehensive Income (Loss)
Foreign currency adjustment	(388,197)	(536,300)
Reclassification of foreign currency adjustment to earnings	6,273,309	-
Comprehensive loss	$(1,669,193)	$(4,832,861)

Deemed dividends on preferred stock and amortization of beneficial conversion feature	$(3,572,587)	$(4,380,292)

Net Loss Attributable to Yunhong CTI Ltd Common Shareholders	$(11,845,104)	$(8,815,051)

Basic income (loss) per common share
Continuing operations	$(2.04)	$(0.98)
Discontinued operations	0.03	(0.54)
Basic income (loss) per common share	$(2.01)	$(1.52)

Diluted income (loss) per common share
Continuing operations	$(2.04)	$(0.98)
Discontinued operations	0.03	(0.54)
Diluted income (loss) per common share	$(2.01)	$(1.52)

Weighted average number of shares and equivalent shares of common stock outstanding:
Basic	5,878,887	4,705,741

Diluted	5, 878,887	4,705,741

See accompanying notes to consolidated financial statements

Yunhong CTI, Ltd
Consolidated Statements of Stockholders' Equity

			Yunhong CTI, Ltd
							Accumulated
							Other	Less
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Treasury Stock		Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Shares	Amount	Interest	TOTAL

Balance December 31, 2019	-	$-	3,879,608	$13,898,494	$3,587,287	$(9,992,841)	$(5,348,812)	(43,658)	$(160,784)	$(856,837)	1,126,507

Convertible Preferred Stock Issuance - cash	542,660	5,093,267	400,000	333,334							5,426,601
Convertible Preferred Stock Issuance - conversion of accounts payable	48,200	478,017									478,017
Preferred Stock converted	(90,860)	(946,938)	941,388		946,938						-
Common stock issued for placement agent fees		(306,000)	200,000	306,000							-
Warrants issued to placement agent and other issuance costs		(919,105)			919,105						-
Common stock issued for warrants exercised - cashless			391,308								-
Common stock issued - cashless			15,000								-
Placement agent fees and issuance costs		(1,024,313)									(1,024,313)
Beneficial Conversion feature (BCF) on Series A Preferred Stock		(2,468,473)			2,468,473						-
Deemed Dividend on BCF of Series A Preferred Stock		2,468,473			(2,468,473)						-
BCF on Series B Preferred Stock					1,500,000						1,500,000
Deemed Dividend on BCF of Series B Preferred Stock					(1,500,000)						(1,500,000)
Accrued Deemed Dividend - Series A Preferred Stock		379,655			(379,655)						-
Accrued Deemed Dividend - Series B Preferred Stock					(13,600)						(13,600)
Accretion of Series B Preferred Stock					(18,564)						(18,564)
Net Loss						(4,434,759)				138,198	(4,296,561)
Foreign equity						45,273				427	45,700
Foreign Currency Translation							(536,300)				(536,300)
Balance December 31, 2020	500,000	$2,754,583	5,827,304	$14,537,828	$5,041,511	$(14,382,327)	$(5,885,112)	(43,658)	$(160,784)	$(718,212)	1,187,487

									Yunhong CTI, Ltd
													Accumulated
													Other	Less
	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Treasury Stock		Noncontrolling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit) Earnings	Loss	Shares	Amount	Interest	TOTAL

Balance December 31, 2020	500,000	$2,754,583	-	$-	-	$-			5,827,304	$14,537,828	$5,041,511	$(14,382,327)	$(5,885,112)	(43,658)	$(160,784)	$(718,212)	1,187,487

Series D Convertible Preferred Stock Issuance							170,000	1,500,000									1,500,000
Series C Convertible Preferred Stock Issuance					170,000	1,500,000											1,500,000
Series B Convertible Preferred Stock Modification			170,000	1,612,707													1,612,707
Convertible Preferred Stock Issuance - conversion of debt																	-
Common stock issued for warrants exercised - cashless									103,104
BCF on Series C Preferred Stock											1,500,000						1,500,000
Deemed Dividend on BCF of Series C Preferred Stock											(1,500,000)						(1,500,000)
Accrued Deemed Dividend - Series A Preferred Stock		400,000		-		-					(400,000)						-
Accrued Deemed Dividend - Series B Preferred Stock				102,000							(135,611)						(33,611)
Accrued Deemed Dividend - Series C Preferred Stock						130,333					(130,333)						-
Accretion of Series B Preferred Stock											(46,932)						(46,932)
Completion of HFS																	-
Net Income (Loss)												(8,272,517)				718,212	(7,554,305)
Foreign Currency Translation													5,885,112				5,885,112
Balance December 31, 2021	500,000	$3,154,583	170,000	$1,714,707	170,000	$1,630,333	170,000	$1,500,000	5,930,408	$14,537,828	$4,328,635	$(22,654,844)	$-	(43,658)	$(160,784)	$-	4,050,458

See accompanying notes to consolidated financial statements

Yunhong CTI, Ltd
Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2021	2020

Cash flows from operating activities:
Net loss	$(7,554,305)	$(4,296,561)
Adjustments to reconcile net loss to net cash provided by operating activites
Depreciation and amortization	462,000	388,000
Amortization of ROU asset	501,000	470,771
Realized currency translation gain	(92,282)	-
Gain on forgiveness of PPP Funding	-	(1,047,700)
Gain on sale of building	(3,356,794)	-
Provision for losses on accounts receivable	39,540	20,666
Provision for losses on inventories	-	(40,382)
Impairment of Note Receivable	95,000	350,000
Deconsolidation of disposed entities	10,014,537	2,520,616
Change in assets and liabilities:
Accounts receivable	(1,673,283)	3,991,366
Inventories	(604,327)	1,827,506
Prepaid expenses and other assets	131,884	(249,373)
Change in ROU liability	(501,000)	(470,771)
Trade payables	(1,172,867)	(1,361,051)
Accrued liabilities	964	(780,534)

Net cash provided by (used in) operating activities	(3,709,933)	1,322,452

Cash flows from investing activities:
Purchases of property, plant and equipment	(122,000)	(115,080)
Proceeds from Sale of building	3,500,000	-

Net cash provided by (used in) investing activities	3,378,000	(115,080)

Cash flows from financing activities:
Repayment of debt and revolving line of credit	(8,283,898)	(10,158,387)
Proceeds from advance from investor	-	1,500,000
Proceeds from issuance of preferred stock	3,000,000	5,426,601
Cash paid for stock issuance costs	-	(1,024,313)
Cash paid for deferred financing fees	(85,492)	64,887
Proceeds from PPP	-	1,047,700
Proceeds from issuance of long-term debt and revolving line of credit	5,995,339	876,791

Net cash used in financing activities	625,949	(2,266,721)

Effect of exchange rate changes on cash	(550,365)	536,430

Net decrease in cash and cash equivalents	(256,349)	(522,919)

Cash and cash equivalents at beginning of period	322,179	845,098

Cash and cash equivalents at end of period	$65,830	$322,179

The cash flows related to discontinued operations have not been segregated, and are included in the Consolidated Statements of Cash Flows. The cash and equivalents amounts presented above differ from cash and equivalents in the Consolidated Balance Sheets due to cash included in “Current assets of discontinued operations.”

Supplemental disclosure of cash flow information:
Cash payments for interest	$491,000	$1,167,029
Conversion of accounts payable debt to Series A Preferred	$-	$478,000
Accrued dividend and accretion on Series A and B Preferred Stock	$536,000	$412,000
Issuance of Placement agent warrants in connection with Series A Preferred offering	$-	$919,000
Issuance of Common stock to placement agent	$-	$306,000
Issuance of Series C and D Preferred offerings	$3,000,000	$-
Cash receipts for tax refund	$206,000	$-
Amortization of beneficial conversion feature and deemed dividend on Series C and D Preferred stock	$2,990,000	$3,968,000

See accompanying notes to consolidated financial statements

Notes to Consolidated Financial Statements Years Ended
December 31, 2021 and 2020

1. Nature of Business

Nature of Operations

Yunhong CTI Ltd. (formerly CTI Industries Corporation), its former subsidiaries - United Kingdom subsidiary (CTI Balloons Limited), Mexican subsidiary (Flexo Universal, S. de R.L. de C.V.), and German subsidiary (CTI Europe GmbH); as well as current subsidiary CTI Supply, Inc. (collectively, the “Company”) (i) design, manufacture and distribute metalized and latex balloon products throughout the world and (ii) operate systems for the production, lamination, coating and printing of films used for food packaging and other commercial uses and for conversion of films to flexible packaging containers and other products. As discussed in Note 23 Discontinued Operations, effective in 2019, the Company determined that it was exiting CTI Balloons Limited and CTI Europe, and during 2021 sold its interest in Flexo Universal. Accordingly, the operations of these entities are classified as discontinued operations in these financial statements.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Yunhong CTI Ltd., its wholly owned subsidiary CTI Supply, Inc. and former wholly owned subsidiary CTI Balloon Ltd and its former majority owned subsidiaries, Flexo Universal and CTI Europe. All significant intercompany accounts and transactions have been eliminated upon consolidation. As discussed in Note 23 Discontinued Operations, effective in 2019, the Company determined that it was exiting CTI Balloons Limited and CTI Europe, and during 2021 sold its interest in Flexo Universal. Accordingly, the operations of these entities are classified as discontinued operations in these financial statements.

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

Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the amounts reported of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period in the financial statements and accompanying notes. Actual results may differ from those estimates. The Company’s significant estimates include valuation allowances for doubtful accounts, inventory valuation, deferred tax assets, goodwill and intangible asset valuation, leasehold assets and liabilities, Preferred Stock deemed dividends and beneficial conversion feature values, and assumptions used as inputs in the Black-Scholes option-pricing model.

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

Light machinery consists of forklifts, scissor lifts, and other warehouse machinery. Heavy machinery consists of production equipment including laminating, printing and converting equipment. Projects in process represent those costs capitalized in connection with construction of new assets and/or improvements to existing assets including a factor for interest on funds committed to projects in process of $220,000 and $71,000 for the years ended December 31, 2021 and 2020, respectively. Upon completion, these costs are reclassified to the appropriate asset class.

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

The carrying value amounts of the Company’s cash and cash equivalents, accounts and notes receivable, accounts payable and other current liabilities are reasonable estimates of their fair values due to the short-term nature of these instruments. The fair value of business segments (as needed for purposes of determining indications of impairment to the carrying value of goodwill) is determined using an average of valuations based on market multiples and discounted cash flows, and consideration of our market capitalization. See Note 5 for further discussion.

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

Deferred tax assets and liabilities are measured using enacted tax rates expected to be in effect when the anticipated reversal of these differences is scheduled to occur. Deferred tax assets are reduced by a valuation allowance when management cannot determine, in its opinion, that it is more likely than not that the Company will recover that recorded value of the deferred tax asset. The Company is subject to U.S. Federal, state and local taxes as well as foreign taxes in Mexico (through October 2021). U.S. income tax expense and foreign withholding taxes are provided on remittances of foreign earnings and on unremitted foreign earnings that are not indefinitely reinvested.

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

Research and Development

The Company conducts product development and research activities which include (i) creative product development and (ii) engineering. During the years ended December 31, 2021 and 2020, research and development activities totaled $206,000 and $317,000, respectively.

Advertising Costs

The Company expenses advertising costs as incurred.

Note 3 – Liquidity and Going Concern

The Company’s financial statements are prepared using account principles generally accepted in the United States (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has a cumulative net loss from inception to December 31, 2021 in excess of $20 million. The accompanying financial statements for the year ended December 31, 2021 have been prepared assuming the Company will continue as a going concern. The Company’s cash resources may be insufficient to meet its anticipated needs during the next twelve months. The Company may require additional funding on acceptable terms to support it is planned future operations. Management’s plans include executing on its business plan and raising external funds to the extent needed. If the Company is not successful, there is substantial doubt about the ability to continue as a going concern for one year from the issuance of the accompanying consolidated financial statements. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company’s primary sources of liquidity have traditionally been comprised of cash and cash equivalents as well as availability under a Credit Agreement. Until September 30, 2021, that Credit Agreement was with PNC (see Note 9), which began in December 2017 as an $18 million revolving credit facility and a $6 million term loan. As noted in Note 9, we encountered a series of challenges in meeting conditions of that agreement, which added to liquidity issues and raised an issue regarding our ability to continue as a going concern during that period.

During September 2021, we entered into a new credit agreement with Line Financial, using those proceeds and the proceeds from multiple preferred stock issuances and the sale of preferred stock and the sale / leaseback transaction of our Lake Barrington, IL property (below) to fully repay PNC. The new agreement with Line Financial includes a revolving credit facility for up to $6 million and a term loan of $0.7 million, all supported by the majority of our assets. We also made structural changes to our business, removing the cash required to support subsidiaries that are no longer part of our group and other operating improvements. The combination of these factors is that the Company believes that it has adequate capital available to operate beyond twelve months after the date of this report.

During January 2020, we entered into an equity financing arrangement. The primary investor, LF International Pte, purchased $5 million of convertible preferred stock (convertible to common stock at $1 per share). The first $2.5 million was received during January 2020 with the transaction. In February 2020, we received an additional $0.7 million pursuant to an agreement between the parties wherein the Company issued 140,000 shares of common stock as inducement for accelerating this portion of the transaction. During April 2020, an additional $1.3 million of the remaining funds was received pursuant to a second agreement between the parties, wherein the Company issued 260,000 shares of common stock as inducement for accelerating that portion of the transaction. The remaining $0.5 million was received in June 2020. The entire transaction also allowed for up to $2 million of similar shares to be issued to other investors, of which filing approximately $1 million of those shares were sold.

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

In June 2021, the Company received $1.5 million from a third party as an advance on a proposed sale of Series D Redeemable Convertible Preferred Stock. As of September 30, 2021, the Company was in the process of negotiating and finalizing the terms of the arrangement, which were subsequently finalized.

The elimination of certain subsidiaries and business lines has improved our cash flow. The Company believes it is in compliance with its credit facility. The combination of all of these factors has led management to conclude that the Company has adequate capital to operate its business for at least twelve months as of the date of this report.

4.  New Accounting Pronouncements

Recent Accounting Pronouncements Not Yet Adopted

Credit Loss

In June 2016, the FASB issued authoritative guidance to replace the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. For public entities, the guidance is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years, which for the Company was the first quarter of fiscal 2021. The adoption did not have a material impact on its consolidated financial statements.

Income Taxes

In December 2019, the FASB issued authoritative guidance that simplifies the accounting for income taxes as part of the overall initiative to reduce complexity in accounting standards. Amendments include removal of certain exceptions to the general principles of Accounting Standards Codification 740, Income Taxes. The amendments also include simplification in several other areas, such as recognition of deferred tax assets on step-up in tax basis in goodwill and accounting for franchise tax that is partially based on income. For public entities, the guidance is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years, which for the Company was the first quarter of fiscal 2021. The adoption did not have a material impact on its consolidated financial statements.

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

6.  Other Comprehensive Loss

For the year ended December 31, 2021 the Company incurred other comprehensive gain of approximately $6.7 million from foreign currency translation adjustments, including the reclassification of prior amounts into current year results. For the year ended December 31, 2020 the Company incurred other comprehensive loss impact of approximately $0.5 million from foreign currency translation adjustments.

7.   Major Customers

For the year ended December 31, 2021, the Company had two customers that accounted for approximately 57% and 19% of consolidated net sales from continuing operations. For the year ended December 31, 2020, those same two customers accounted for approximately 61% and 24% of consolidated net sales. At December 31, 2021 and December 31, 2020, the outstanding accounts receivable balance due from these customers were $2.6 million and $1.5 million, respectively.

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

Inventories of continuing operations are comprised of the following:

	December 31, 2021	December 31, 2020
Raw materials	$1,249,000	$842,000
Work in Process	2,492,000	2,645,000
Finished Goods	4,425,304	4,095,977
Allowance for excess quantities	(290,000)	(311,000)
Total inventories	$7,876,304	$7,271,977

9.   Notes Payable

Long term debt consists of:

	December 31,
	2021	2020
Subordinated notes (officer) due December 2023	$1,193,079	$1,123,769
Related Party Note	166,667	-
Term Loan (2021 is net of deferred finance costs of $154,951)	559,140	2,156,895
Line of Credit	5,002,599	5,341,916

Total long-term debt	6,921,487	8,622,580

Less current portion	(6,921,487)	(8,622,580)
Total Long-term debt, net of current portion	$-	$-

During December 2017, we entered in new financing agreements with PNC Bank, National Association (“PNC”). The financing agreements with PNC (the “PNC Agreements”) included a $6 million term loan and an $18 million revolving credit facility (the “Revolving Credit Facility”), with a credit facility termination date of December 2022. Available credit under the Revolving Credit facility was determined by eligible receivables and inventory at CTI Industries (U.S.) and Flexo Universal (Mexico).

We notified PNC of our failure to meet certain financial covenants and conditions during multiple occasions between 2018 and 2021, resulting in amendments to the loan documents, and in some cases forbearance agreements, along with related fees, penalties and conditions. Pursuant to an April 2021 forbearance agreement, the Company agreed to pay PNC a Forbearance Fee of $1,000,000. Provided, however, that, so long as no event of default under the Loan Agreement has occurred (including as a result of a failure of the Company to pay down the Revolving Loans by $1,500,000 with the proceeds of the Purchaser Promissory Note, (i) if the Company consummates the Equity Investment (as defined in the agreement) by June 30, 2021, the Forbearance Fee shall be reduced by $250,000, to $750,000, and (ii) if the Company causes all of the obligations under the Loan Agreement to be paid in full, in cash, on or before September 30, 2021, the Forbearance Fee shall be reduced by an additional $500,000, to $250,000. As the Company repaid all obligations under the Loan Agreement by September 30, 2021 and the Equity Investment was consummated by June 30, 2021, the forbearance fee was $250,000. The Company recorded a forbearance expense of $250,000 during 2021.

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

The Senior Facilities require that the Company shall, commencing December 31, 2021, maintain Tangible Net Worth of at least $4,000,000 or greater (“Minimum Tangible Net Worth”). Minimum Tangible Net Worth may be adjusted downward by the Lender, from time to time, in its sole and absolute discretion, based on the effect of non-cash charges and other factors on the calculation of Tangible Net Worth. Other debt subordinated to Lender is not considered as a reduction of this calculation. The Company believes it was in compliance with this covenant as of December 31, 2021.

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

As of December 31, 2021, the term loan balance amounted to $559,140, which consisted of the principal and interest payable balance of $714,094 and deferred financing costs of $154,951.  The balance of the Revolving Line of Credit as of December 31, 2021 amounted to $5,002,599.

As of January 1, 2019, the Company had a note payable to John H. Schwan, Director and former Chairman of the Board, for $1.6 million, including accrued interest. This loan accrues interest, is due December 31, 2023, and is subordinate to the Senior Facilities. During January 2019, Mr. Schwan converted $600,000 of the note into approximately 181,000 shares of our common stock at the then market rate of $3.32 per share. As a result of the conversion, the loan balance decreased to $997,019. The loan and interest payable to Mr. Schwan amounted to $1,175,361 and $1,123,769 as of December 31, 2021 and December 31, 2020, respectively. No payments were made to Mr. Schwan during 2021 or 2020. Interest expense related to this loan amounted to $17,000 and $16,000 for the three months ended December 31, 2021 and 2020, respectively, and $70,000 and $65,000 for the twelve months ended December 31, 2021 and 2020, respectively.

As of December 31, 2021, the Company had a note payable to Alex Feng for $166,667. This loan accrues interest at 3% and is subordinate to the Senior Facilities. The subordination agreement signed September 30, 2021 changes the term of the maturity date from November 2023 to March 2024 and payment date starting April 2022.

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

10.   Subordinated Debt – Related Parties

As discussed in Note 9 above, as of December 31, 2021, the company owes a balance of Mr. Schwan’s note of approximately $1.2 million, including accrued interest.

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

The provision (benefit) for income taxes consists of the following:

	Year Ended December 31,
	2021	2020
Current:
Federal	$-	$(410,069)
State	-	-
Foreign	-	6,995
Total Current	-	(403,074)

Deferred:
Federal	$-	$-
State	-	-
Foreign	-	-
Total Deferred	-	-
Provision (Benefit) for income taxes	-	(403,074)

Income tax provision (benefit) related to continuing operations differ from the amounts computed by applying the statutory income tax rate of 21% to pretax loss as follows (in thousands):

	Year Ended December 31,
	2021	2020
U.S. Federal provision (benefit)
At Statutory Rate	$(743,197)	$(598,492)
State Taxes	(769,662)	(285,914)
Change in Valuation Allowance	1,791,462	936,808
NOL Carryback Claim (CARES Act)	-	(201,654)
Nondeductible Expenses	-	(362,677)
Foreign Taxes	-	(69,969)
Deconsolidation & Impairment	(622,744)	134,115
Other	344,141	44,710
Rounding	-	(1)
Total	$-	$(403,074)

Deferred Tax Assets and Liabilities

Deferred income taxes reflect the net tax effects of loss and credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets for federal and state income taxes are as follows):

	Year Ended December 31,
	2021	2020
Deferred Tax Assets:
Federal & State NOL Carryforward	2,696,423	1,669,717
Foreign Tax Credit & Other Credits	307,549	581,479
Reserves and Accruals	205,469	216,591
Capital Loss Carryforward	2,359,582	-
Unicap 263A Adjustment	282,351	63,006
Other DTA	(89,624)	(36,776)
Foreign NOL Carryforward	2,383	1,049,887
Deferred Interest Expense	1,577,566	1,383,772
ERC Wage Disallowance	312,731	-
Deconsolidation & Impairment	414,579	1,388,551
Total Gross DTA	8,069,009	6,316,227
Less: Val. Allowance	(8,114,651)	(6,397,605)
Total Deferred Tax Assets	(45,642)	(81,378)

Deferred Tax Liabilities:
Fixed Assets & Intangibles	158,193	81,378
Other DTL	89
Section 481(a) Adjustment	(112,640)
Total Gross DTL	45,642	81,378
Net Deferred Tax Assets	-	-

Realization of our deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Due to the lack of earnings history and in light of management’s comments regarding going concern for most of 2019 through September 30, 2021, a valuation allowance has been recorded to reduce the deferred tax assets to its net realizable value. The valuation allowance increased by $1.7 million and increased by $2.1 million during the years ended December 31, 2021 and December 31, 2020, respectively.

Net Operating Loss and Tax Credit Carryforwards

As of December 31, 2021, we had a net operating loss carryforward for federal income tax purposes of approximately $7.8 million, which will begin to expire in 2024. We had a total state net operating loss carryforward of approximately $11.1 million, which will begin to expire in 2022.

12.   Employee Benefit Plan

The Company has a defined contribution plan for substantially all employees. Profit sharing contributions may be made at the discretion of the Board of Directors. Under the plan, the maximum contribution for the Company is 4% of gross wages. No employer contributions were made to the plan for the years ended December 31, 2021 and 2020, respectively.

13.   Related Party Transactions

Ms. Jana M. Schwan is the Company’s Chief Operating Officer. Her father, John H. Schwan, held several positions with the Company over many years, most recently as Chairman of the Board until June 2020. His brother is Gary Schwan, one of the owners of Schwan Incorporated, which provides building maintenance services to the Company. The Company made payments to Schwan Incorporated of approximately $13,000 and $13,000 during the years ended December 31, 2021 and 2020, respectively.

As discussed in Note 9, Mr. John H. Schwan was owed approximately $1.2 million as of December 31, 2021 in a note from the Company.

On July 1, 2019, the Company deconsolidated Clever, and as result the Company has a note receivable of $1.3 million. One of owners of Clever at that time was John H. Schwan. The Company recorded a $1,277,000 impairment of the receivable during fiscal year 2020.

14.   Variable Interest Entities (“VIE”) and Transactions

During 2010, two entities owned by officers and/or principal shareholders of the Company (John H. Schwan and Stephen M. Merrick, who were officers and directors of the Company during the relevant time period) provided financing for Flexo Universal, the Company’s Mexico subsidiary at that time, for the acquisition and construction of latex balloon production and related equipment. The entities included Venture Leasing L.L.C., (“VLUS”), an Illinois limited liability company which is 100% owned by an entity owned by Mr. Schwan and Mr. Merrick, and Venture Leasing Mexico S. A. de R. L (“VLM”), a Mexico company which is also owned 100% by entities owned by Mr. Schwan and Mr. Merrick. The Company was the primary beneficiary of VLUS & VLM and accordingly consolidated the result of the entities in its financial statements.

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

In the first quarter of 2019, the Company identified an impairment indicator related to the goodwill associated with Clever. As a result of an impairment test, the Company fully impaired the goodwill related to Clever in the first quarter and recorded an impairment charge of $220,000. In the first quarter of 2019, the Company identified an impairment indicator related to the goodwill associated with Flexo. As a result of an impairment test, the Company fully impaired the goodwill related to Flexo in the first quarter and recorded an impairment charge of $1,033,000.  The goodwill balance as of December 31, 2021 and 2020 is zero.

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

The table below describes our lease position as of December 31, 2021 and 2020:

Assets	As of December 31, 2021	As of December 31, 2020
Operating lease right-of-use assets	4,031,000	115,489
Accumulated amortization	(501,000)	(73,000)
Net lease assets	3,530,000	42,489

Liabilities
Current
Operating	670,000	38,475
Noncurrent
Operating	2,860,000	4,013
Total lease liabilities	3,530,000	42,489

Weighted average remaining term (years) – operating leases	9	1

Weighted average discount rate – operating leases	11.25%	11.25%

During the year ended December 31, 2021 and 2020, we recorded expenses related to

	Year ended December 31
	2021	2020
Operating right-of-use lease asset amortization	501,000	471,000

Financing lease asset amortization	-	-
Related interest expense	-	-

Total expense during twelve months ended December 31	501,000	471,000

The following table summarizes the maturities of our lease liabilities for all operating leases as of December 31, 2021

(in thousands)	12/31/2021

2022	782
2023 and thereafter	4,889
Total lease payments	5,671
less: Imputed interest	(2,141)
Present value of lease liabilities	3,530

17.   Convertible Redeemable Preferred Stock

Series A Preferred Stock

On January 3, 2020, the Company entered into a stock purchase agreement (as amended on February 24, 2020 and April 13, 2020 (the “LF Purchase Agreement”)), pursuant to which the Company agreed to issue and sell, and LF International Pte. Ltd., a Singapore private limited company (“LF International”), which is controlled by Company director, Chairman, President and Chief Executive Officer, Mr. Yubao Li, agreed to purchase, up to 500,000 shares of the Company’s newly created shares of Series A Preferred Stock (“Series A Preferred”), with each share of Series A Preferred initially convertible into ten shares of the Company’s common stock, at a purchase price of $10.00 per share, for aggregate gross proceeds of $5,000,000 (the “LF International Offering”). As permitted by the Purchase Agreement, the Company may, in its discretion issue up to an additional 200,000 shares of Series A Preferred for a purchase price of $10.00 per share (the “Additional Shares Offering,” and collectively with the LF International Offering, the “Offering”). Approximately $1 million of Series A Preferred has been sold as of June 30, 2021, including to an investor which converted an account receivable of $478,000 owed to the investor by the Company in exchange for 48,200 shares of Series A Preferred. The Company completed several closings with LF International from January 2020 through June 2020. The majority of the funds received reduced our bank debt. We issued a total of 400,000 shares of common stock to LF International and, pursuant to the LF Purchase Agreement, changed our name from CTI Industries Corporation to Yunhong CTI Ltd. LF International has the right to name three directors to serve on our Board. They were Mr. Yubao Li, Ms. Wan Zhang and Ms. Yaping Zhang. Ms. Wan Zhang and Ms. Yaping Zhang retired from the Board during January 2022.

The issuance of the Series A Preferred generated a beneficial conversion feature (BCF), which arises when a debt or equity security is issued with an embedded conversion option that is beneficial to the investor or in the money at inception because the conversion option has an effective strike price that is less than the market price of the underlying stock at the commitment date. The fair value of the common stock into which the Series A Preferred was convertible exceeded the allocated purchase price fair value of the Series A Preferred Stock at the closing dates by approximately $2.5 million as of the closing dates. We recognized this BCF by allocating the intrinsic value of the conversion option, to additional paid-in capital, resulting in a discount on the Series A Preferred. As the Series A Preferred is immediately convertible, the Company accreted the discount on the date of issuance. The accretion was recognized as dividend equivalents. Holders of the Series A Preferred will be entitled to receive quarterly dividends at the annual rate of 8% of the stated value ($10 per share). Such dividends may be paid in cash or in shares of common stock at the Company’s discretion. In the three months ending December 31, 2021 and 2020 the Company accrued $100,000 of these dividends. In the twelve months ending December 31, 2021 and 2020 the Company accrued $400,000 and $380,000, respectively, of these dividends.

Series B Preferred

In November 2020, we issued 170,000 shares of Series B Preferred for an aggregate purchase price of $1,500,000. The Series B Preferred have an initial stated value of $10.00 per share and liquidation preference over common stock. The Series B Preferred is convertible into shares of our common stock equal to the number of shares determined by dividing the sum of the stated value and any accrued and unpaid dividends by the conversion price of $1.00. The Series B Preferred accrues dividends at a rate of 8 percent per annum, payable at our election either in cash or shares of the Company’s common stock. Initially, the Series B Preferred, in whole or part, was redeemable at the option of the holder (but not mandatorily redeemable) at any time on or after November 30, 2021 for the stated value, plus any accrued and unpaid dividends and thus was classified as mezzanine equity and initially recognized at fair value of $1.5 million (the proceeds on the date of issuance). In March 2021, the terms of the Series B Preferred were modified to eliminate the ability of the holder to redeem the Series B Preferred. As the Series B Preferred is no longer redeemable, the Series B Preferred is not classified as mezzanine equity as of December 31, 2021. As a result, the carrying value as of December 31, 2021 amounted to $1,714,707 which consists of $1,500,000 original carrying value, $150,000 accrued dividends and $64,707 accretion ($46,707 which occurred in 2021).

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

Series D Preferred

In June 2021, the Company received $1.5 million from an unrelated third party as an advance on a proposed sale of Series D Redeemable Convertible Preferred Stock. As of September 30, 2021, the Company was in the process of negotiating and finalizing the terms of the arrangement. As the agreement was not finalized as of September 30, 2021, the $1.5 million advance was classified as Advance from Investor within liabilities on the balance sheet at that time. As of December 31, 2021, the terms had been finalized, the investment is classified as equity, similar to the prior Convertible Preferred issuances, above. The issuance of the Series D Preferred generated a beneficial conversion feature (BCF), which arises when a debt or equity security is issued with an embedded conversion option that is beneficial to the investor or in the money at inception because the conversion option has an effective strike price that is less than the market price of the underlying stock at the commitment date. The fair value of the common stock into which the Series D Preferred was convertible exceeded the allocated purchase price fair value of the Series D Preferred Stock at the closing dates by approximately $0.3 million as of the closing dates. We recognized this BCF by allocating the intrinsic value of the conversion option, to additional paid-in capital, resulting in a discount on the Series D Preferred. As the Series D Preferred is immediately convertible, the Company accreted the discount on the date of issuance. The accretion was recognized as dividend equivalents. Holders of the Series D Preferred will be entitled to receive quarterly dividends at the annual rate of 8% of the stated value ($10 per share). Such dividends may be paid in cash or in shares of common stock at the Company’s discretion. In addition, 128,572 warrants to purchase the Company’s common stock were issued with respect to this transaction. These warrants are exercisable until December 1, 2024, at the lower of $1.75 per share or 85% of the variable price based on the ten day volume weighted average price (“VWAP”) of the Company’s common stock. The value of these warrants was determined to be $230,000 and recorded as an allocation of paid in capital associated with this transaction.

Warrants

In connection with the Series A Offering, in 2020 the Company issued 792,660 warrants to purchase 792,660 shares of the Company’s common stock for $1 per share. During 2020, 597,500 warrants were exercised in cash-less exchange for 391,308 shares of the Company’s common stock. In January and February 2021, the remaining 195,160 warrants were exercised in a cash-less exchange for 103,104 shares of the Company’s common stock. An additional 128,572 warrants were issued with respect to the Series D transaction above. These warrants can be exercised for the Company’s common stock for $1.75 per share, or based on the ten day volume weighted average price (VWAP) of the Company’s common stock.

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

The valuation assumptions we have applied to determine the value of warrants granted in 2021 and 2020 were as follows:

-	Historical stock price volatility: The Company used the weekly closing price to calculate historical annual volatility which was a range from 68% - 167%.

-

Risk-free interest rate: The Company bases the risk-free interest rate on the rate payable on US treasury securities with a similar maturity in effect at the time of the grant, which was a range from .42% - 1.65%.

-	Expected life: The expected life of the warrants represents the period of time warrants were expected to be outstanding. The Company used an expected life of 5 years.

-	Dividend yield: The estimate for dividend yield is 0%, as the Company did not issue dividends during 2021 or 2020 and does not expect to do so in the foreseeable future.

-	Estimated forfeitures: When estimating forfeitures, the Company considers historical terminations as well as anticipated retirements.

A summary of the Company’s stock warrant activity is as follows:

	Shares under Option	Weighted Average Exercise Price
Balance at December 31, 2020	195,160	$1.00
Granted	128,572	1.75
Cancelled/Expired	-	1.00
Exercised/Issued	(195,160)	1.00
Outstanding at December 31, 2021	128,572	1.75

Exercisable at December 31, 2021	128,572	$1.75

18.   Other Stockholders’ Equity

Series A Preferred Stock

As discussed in Notes 3 and 17, in the Series A Offering, the Company sold 500,000 shares of Series A Preferred and 400,000 shares of common stock for aggregate gross proceeds of $5,000,000. In connection with the Series A Offering, we changed our name from CTI Industries Corporation to Yunhong CTI Ltd. and LF International named three directors to serve on our Board. They were Mr. Yubao Li, our Chairman of the Board, Ms. Wan Zhang (retired from Board January 2022) and Ms. Yaping Zhang (retired from Board January 2022).

Additionally, in 2020 the Company sold 42,660 shares of Series A Preferred for an aggregate purchase price of $426,600. On April 1, 2020, an investor exchanged accounts receivable of $482,000 into 48,200 shares of Series A Preferred.

Each share of Series A Preferred is convertible into ten shares of the Company’s common stock. Holders of the Series A Preferred are entitled to receive quarterly dividends at the annual rate of 8% of the stated value ($10 per share). Such dividends may be paid in cash or in shares of common stock at the Company’s discretion.  In 2021 and 2020 the Company accrued $400,000 and $380,000 of these dividends, respectively.

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

In 2020, 90,860 shares of Series A Preferred were converted into 941,388 shares of the Company’s common stock, including shares issued for accrued dividends. No such conversions occurred during 2021.

Series B Preferred

In November 2020, we issued 170,000 shares of Series B Preferred for an aggregate purchase price of $1,500,000. The Series B Preferred have an initial stated value of $10.00 per share and liquidation preference over common stock. The Series B Preferred is convertible into shares of our common stock equal to the number of shares determined by dividing the sum of the stated value and any accrued and unpaid dividends by the conversion price of $1.00. The Series B Preferred accrues dividends at a rate of 8 percent per annum, payable at our election either in cash or shares of the Company’s common stock. Initially, the Series B Preferred, in whole or part, was redeemable at the option of the holder (but not mandatorily redeemable) at any time on or after November 30, 2021 for the stated value, plus any accrued and unpaid dividends and thus was classified as mezzanine equity and initially recognized at fair value of $1.5 million (the proceeds on the date of issuance). In March 2021, the terms of the Series B Preferred were modified to eliminate the ability of the holder to redeem the Series B Preferred. As the Series B Preferred is no longer redeemable, the Series B Preferred is not classified as mezzanine equity as of December 31, 2021. As a result, the carrying value as of December 31, 2021 amounted to $1,714,707 which consists of $1,500,000 original carrying value, $150,000 accrued dividends and $64,707 accretion ($46,707 which occurred in 2021).

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

Series D Preferred

In June 2021, the Company received $1.5 million from an unrelated third party as an advance on a proposed sale of Series D Redeemable Convertible Preferred Stock. As of September 30, 2021, the Company was in the process of negotiating and finalizing the terms of the arrangement. As the agreement was not finalized as of September 30, 2021, the $1.5 million advance was classified as Advance from Investor within liabilities on the balance sheet at that time. Now that the terms have been finalized, the investment is classified as equity, similar to the prior Convertible Preferred issuances, above. The Series D Preferred is convertible into shares of our common stock equal to the number of shares determined by dividing the sum of the stated value and any accrued and unpaid dividends by the conversion price of $1.00. The Series C Preferred accrues dividends at a rate of 8 percent per annum, payable at our election either in cash or shares of the Company’s common stock. The issuance of the Series D Preferred generated a beneficial conversion feature (BCF), which arises when a debt or equity security is issued with an embedded conversion option that is beneficial to the investor or in the money at inception because the conversion option has an effective strike price that is less than the market price of the underlying stock at the commitment date. The fair value of the common stock into which the Series D Preferred was convertible exceeded the allocated purchase price of the Series D Preferred at the closing dates by greater than the allocated purchase price. Therefore, the BCF was the purchase price of the Series D Preferred ($0.3 million) and was allocated to Additional Paid-in Capital, resulting in a discount on the Series D Preferred Stock. In addition, 128,572 warrants were issued with respect to the transaction, convertible into the Company’s common stock at the lower of $1.75 per share or 85% of the ten day volume weighted average price (VWAP). An additional $230,000 of paid in capital value was attributed to the warrants, which are set to expire December 1, 2024.

Common Stock

During 2020, 400,000 shares of our common stock were issued to LF related to the acceleration of closings in our Series A Offering, and an additional 200,000 shares were issued to Garden State Securities in its representation of the Company in the Series A Offering.

Restricted Stock

In 2020, 15,000 shares of restricted stock vested to Mr. Hyland, former Chief Executive Officer, pursuant to the terms of the grant related to his employment with the Company. There were no other shares of restricted stock outstanding during 2020 or 2021. During 2022, 250,000 shares of restricted stock were granted to the incoming Chief Executive Officer pursuant to an employment agreement. 25,000 of those shares are to vest immediately and the remaining shares are schedule to vest upon the achievement of certain performance conditions.

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

The Company recognized share based compensation expense of approximately $0 in both 2021 and 2020. As of December 31, 2021 and 2020, respectively, there was no unrecognized compensation expense related to non-vested stock option grants.

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

The Series D Offering also included warrants to purchase up to 128,572 shares of the Company’s common stock at an exercise price of the lower of $1.75 per share or 85% of the lowest daily volume-weighted average price of the Common Stock during the 10 trading days prior to the date of exercise. If unexercised, these warrants expire December 1, 2024.

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

The valuation assumptions we have applied to determine the value of warrants granted in 2021 and 2020 were as follows:

Historical stock price volatility: The Company used the weekly closing price to calculate historical annual volatility.

Risk-free interest rate: The Company bases the risk-free interest rate on the rate payable on US treasury securities with a similar maturity in effect at the time of the grant, which was 0.30% and 0.30%, during 2021 and 2020, respectively.

Expected life: The expected life of the warrants represents the period of time warrants were expected to be outstanding. The Company used an expected life of 5 years for all warrants granted during 2021 and 2020.

Dividend yield: The estimate for dividend yield is 0%, as the Company did not issue dividends during 2021 or 2020 and does not expect to do so in the foreseeable future.

Estimated forfeitures: When estimating forfeitures, the Company considers historical terminations as well as anticipated retirements.

A summary of the Company’s stock options, warrants and related information, is as follows:

	Options	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Balance at January 1, 2020	471,144	$3.95	-
Granted	-		792,660	1.00
Cancelled/Expired	(471,144)	3.95
Exercised/Issued	-		(597,500)	1.00
Balance at December 31, 2020	-		195,160	1.00
Granted	-		128,572	1.75
Cancelled/Expired	-
Exercised/Issued			(195,160)	1.00
Balance at December 31, 2021	-		128,572	$1.75

Exercisable at December 31, 2021			128,572	$1.75

As there are no active stock options, there is no aggregate intrinsic value (the difference between the closing price of the Company’s common stock as of December 31, 2021 and 2020, respectively, and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all the holders exercised their options on December 31, 2021 and 2020, respectively.  The warrants have an intrinsic value of $230,000 and $140,615 as of December 31, 2021 and 2020, respectively.

As of December 31, 2021 and 2020, the Company reserved the following shares of its common stock for the exercise of warrants, and preferred stock:

2020 Warrants	195,160
Series A Preferred Stock	5,482,000
Series B Preferred Stock	1,700,000
Shares reserved as of December 31, 2020	7,377,160

Series C Preferred Stock	1,700,000
Series D Preferred Stock	1,700,000
2020 Warrants exercised	(195,160)
2021 Warrants	128,572
Shares reserved as of December 31, 2021	10,710,572

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

Consolidated earnings per share	2021	2020
Loss from continuing operations	$(7,728,032)	$(1,775,945)
Loss attributable to noncontrolling interest	(718,212)	(138,625)
Deemed dividends on preferred stock and amortization of beneficial conversion feature	(3,572,587)	(4,380,292)
Loss from continuing operations attributable to Yunhong CTI Ltd common shareholders	$(10,323,120)	$(6,294,435)
(Gain)/loss attributable to noncontrolling interest	173,727	(2,520,616)
Loss from discontinued operations attributable to Yunhong CTI Ltd common shareholders	$(11,845,104)	$(8,815,051)

Basic and Diluted loss per common share:
Continuing operations	$(2.04)	$(0.98)
Discontinued operations	0.03	(0.54)
	$(2.01)	$(1.52)

Basic and Diluted weighted average number of shares and equivalent shares of common stock oustanding	5,878,887	4,705,741

20. Product and Geographic Segment Data

The Company’s operations consist of a single business segment which designs, manufactures, and distributes film products.

The following table provides a breakdown of product net sales from operations in each of the years indicated (in thousands):

	Twelve Months Ended
	December 31, 2021		December 31, 2020
	$	% of	$	% of
Product Category	(000) Omitted	Net Sales	(000) Omitted	Net Sales

Foil Balloons	18,235,000	76%	16,853,000	80%

Latex Balloons	94,000	0%	7,000	0%

Film Products	2,386,000	10%	804,000	4%

Other	3,369,666	14%	3,395,000	16%

Total	24,085,666	100%	21,059,000	100%

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

During February 2022, Engie Resources LLC filed a claim against the Company, seeking payment of $94,000 related to utilities provided during 2019.  During March 2022, the parties agreed to settle all claims for a series of payments to be made by the Company during 2022 totaling $75,000.

23.   Discontinued Operations

In July 2019 management and the Board engaged in a review of CTI Balloons and CTI Europe and determined that they are not accretive to the Company overall, add complexity to the Company’s structure and utilize resources. Therefore, as of July 19, 2019, the board authorized management to divest of CTI Balloons and CTI Europe. These actions were taken to focus our resources and efforts on our core business activities, particularly foil balloons and ancillary products based in North America. The Company determined that these entities met the held-for-sale and discontinued operations accounting criteria. Accordingly, the Company reported the results of these operations as discontinued operations in the Consolidated Statements of Comprehensive Income and presented the related assets and liabilities as held-for-sale in the Consolidated Balance Sheets. These changes were applied for all periods presented. The Company divested its CTI Balloons (United Kingdom) subsidiary in the fourth quarter 2019 and CTI Europe (Germany) subsidiary in the first half of 2021.

In connection with management’s intentions to simplify these operations and organizational structure, we identified write-offs of $1.75 million for the year ended December 31, 2019, respectively, related to CTI Europe, and CTI Balloons. The charges for the year ended December 31, 2019 were comprised of the following: $1.0M inventory, $67,000 allowance for doubtful accounts; and $8,000 for other assets.  Depreciation for discontinued operations was none and $7,000 for the years ended December 31, 2021 and2020, respectively.

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

In October 2021, the Company sold its interest in Flexo Universal (its subsidiary in Mexico that manufactured latex balloons). This transaction was recorded during the fourth quarter of 2021. The Company recorded an expense of approximately $10 million associated with this transaction, as well as the reversal of previously recognized Other Comprehensive Income charges of approximately $6 million, for the year ended December 31, 2021. The Company received an aggregate of $245,000 from the sale date until December 31, 2021, part of the $500,000 it received in consideration of the sale  As of December 31, 2021, the Company had a note receivable associated with the transaction of $255,000, which is expected to be collected over the course of 2022.

Summarized Discontinued Operations Financial Information

The following table summarizes the major line items for the International operations that are included in the income from discontinued operations, net of tax line item in the Consolidated Statements of Income for the year ended

	December 31, 2021	December 31, 2020
Income Statement
Net Sales	3,120,308	7,593,627
Cost of Sales	3,539,732	7,746,582

Gross Margin	(419,424)	(152,955)

SG&A	808,456	2,039,612

Operating Income	(1,227,880)	(2,192,567)

Other Income / (Expense)	1,082,883	(410,594)

Loss from discontinued operations	(144,996)	(2,603,161)

Gain from classification to held for sale	318,723	82,545

Net Loss prior to non-controlling interest	173,727	(2,520,616)

Non-controlling Interest share of income/loss	70,476	135,202

Net Income / (Loss)	103,251	(2,655,818)

The following table summarizes the carrying amounts of major classes of assets and liabilities of discontinued operations for each of the periods presented:

	December 31, 2021	December 31, 2020
Balance Sheet
Assets
Current Assets

Cash on hand and Banks	-	301,517

Accounts Receivable	-	3,361,236

Inventory	-	3,697,734

Prepaid & Other	-	1,541,037

TOTAL Current Assets	-	8,901,525

NET Property, Plant, and Equipment	-	151,639

Other Assets

Operating lease right-of-use	-	448,642

Other	-	120,095

TOTAL Other Assets	-	568,737

TOTAL Non-Current Assets	-	568,737

Valuation Allowance on Assets Held for Sale	-	(250,664)

TOTAL Assets	-	9,219,598

Liabilities
Current Liabilities

Trade Accounts Payable	-	2,220,771

Operating Lease Liabilities - Current	-	372,630

Other/Accrued Liabilities	-	2,000,552

TOTAL Current Liabilities	-	4,593,953

Non-Current Liabilities

Operating Lease Liabilities - Non Current	-	76,013

Other Non-Current	-	36,705

TOTAL Non-Current Liabilities	-	112,718

TOTAL Liabilities	-	4,706,671

24.   Subsequent Events

During January 2022, the Company made several announcements. Mr. Frank Cesario was hired as Chief Executive Officer, as position he previously held until he resigned from the Company during 2020. He had been the Company’s Chief Financial Officer from 2017 until 2020 when the Chief Financial Officer position was taken by Ms. Jennifer Connerty. Ms. Connerty resigned from the Company effective January 2022. Mr. Cesario is serving as Acting Chief Financial Officer. Three Directors retired from the Board of Directors – Mr. John Klimek, Ms. Wan Zhang and Ms. Yaping Zhang. Three Directors joined the Board of Directors – Messrs. Douglas Bosley, Gerald (J.D.) Roberts, Jr., and Philip Wong.

During 2022 the Company received two notices of deficiency from the NASDAQ.  One notice related to a failure to hold an annual meeting of shareholders during 2021.  The Company was granted until June 17, 2022 to hold an annual meeting of shareholders in order to resolve this deficiency, which the Company intends to do.  The other notice related to a failure to maintain a $1 bid price during a 30 day period.  The Company must achieve a $1 bid price for no fewer than ten (10) consecutive trading days during a 180 day grace period in order to regain compliance.  The Company may be granted an additional 180 days, if needed, in order to regain compliance with this standard.  On March 30, 2022, the NASDAQ informed the Company that it had regained compliance with the minimum bid price issue and the matter was resolved.

During February 2022, Engie Resources LLC filed a claim against the Company, seeking payment of $94,000 related to utilities provided during 2019.  During March 2022, the parties agreed to settle all claims for a series of payments to be made by the Company during 2022 totaling $75,000.