Form 10-Q
period 2022-03-31
Yunhong CTI Ltd.
filed 2022-05-16
CIK 1042187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to__________

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

The number of shares outstanding of the registrant’s common stock, no par value per share, as of May 10, 2022 was 5,911,750 (excluding treasury shares).

INDEX

Yunhong CTI, LTD

Condensed Consolidated Balance Sheets

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$208,000	$66,000
Accounts receivable, net	3,318,000	3,443,000
Inventories, net	8,496,000	7,876,000
Prepaid expenses	646,000	625,000
Other current assets	240,000	464,000

Total current assets	12,908,000	12,474,000

Property, plant and equipment:
Machinery and equipment	17,470,000	17,470,000
Office furniture and equipment	2,076,000	2,076,000
Intellectual property	783,000	783,000
Leasehold improvements	23,000	23,000
Fixtures and equipment at customer locations	518,000	519,000
Projects under construction	255,000	223,000
	21,125,000	21,094,000
Less : accumulated depreciation and amortization	(20,049,000)	(19,951,000)

Total property, plant and equipment, net	1,076,000	1,143,000

Other assets:
Operating lease right-of-use	4,277,000	3,530,000
Other assets	-	135,000

Total other assets	4,277,000	3,665,000

TOTAL ASSETS	$18,261,000	$17,282,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Trade payables	$2,347,000	$2,132,000
Line of credit	5,158,000	5,003,000
Notes payable - current portion	229,000	726,000
Notes payable - officers, subordinated	-	1,193,000
Operating Lease Liabilities	500,000	670,000
Accrued liabilities	485,000	647,000

Total current liabilities	8,719,000	10,371,000

Long-term liabilities:
Notes payable - noncurrent	493,000	-
Notes payable - officers, subordinated	1,211,000	-
Operating Lease Liabilities	3,777,000	2,860,000

Total long-term liabilities	5,481,000	2,860,000

TOTAL LIABILITIES	14,200,000	13,231,000

Shareholders' Equity:
Yunhong CTI, Ltd shareholders' equity:
Series A Preferred Stock -- no par value, 3,000,000 shares authorized, 500,000 shares issued and outstanding at March 31, 2021 December 31, 2020 (liquidation preference - $5.0 million as of March 31, 2022 and December 31, 2021)	3,255,000	3,155,000
Series B Preferred Stock -- no par value, 170,000 shares authorized, issued and outstanding at March 31, 2022 and December 31, 2021 (liquidation preference - $1.7 million at March 31, 2022 and December 31, 2021)	1,749,000	1,715,000
Series C Preferred Stock -- no par value, 170,000 shares authorized, issued and outstanding at March 31, 2022 and December 31, 2021 (liquidation preference - $1.7 million at March 31, 2022 and December 21, 2021	1,664,000	1,630,000
Series D Preferred Stock -- no par value, 170,000 shares authorized, issued and outstanding at March 31, 2022 and December 31, 2021 (liquidation preference - $1.7 million at March 31, 2022 and December 21, 2021	1,546,000	1,512,000
Common Stock – no par value, 50,000,000 shares authorized, 5,955,408 and 5,930,408 shares issued and 5,911,750 and 5,886,750 shares outstanding at March 31, 2022 and December 31, 2021, respectively	14,538,000	14,538,000
Paid-in-capital	4,146,000	4,317,000
Accumulated deficit	(22,676,000)	(22,655,000)
Less: Treasury stock, 43,658 shares	(161,000)	(161,000)

Total Shareholders' Equity	4,061,000	4,051,000

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$18,261,000	$17,282,000

See accompanying notes to condensed consolidated unaudited financial statements.

Yunhong CTI, LTD

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	For the Three Months Ended March 31,
	2022	2021

Net Sales	$5,797,000	$6,599,000

Cost of Sales	4,758,000	5,313,000

Gross profit	1,039,000	1,286,000

Operating expenses:
General and administrative	837,000	849,000
Selling	38,000	33,000
Advertising and marketing	183,000	106,000

Total operating expenses	1,058,000	988,000

(Loss) / Income from operations	(19,000)	298,000

Other (expense) / income:
Interest expense	(96,000)	(200,000)
Other (expense) / income	94,000	(6,000)

Total other expense, net	(2,000)	(206,000)

(Loss) / income from continuing operations before taxes	(21,000)	92,000

Income tax expense	-	-

(Loss) / income from continuing operations	(21,000)	92,000

Loss from discontinued operations, net of tax	-	(473,000)

Net Loss	$(21,000)	$(381,000)

Net Loss attributable to noncontrolling interest	-	41,000

Net Loss attributable to Yunhong CTI Ltd.	(21,000)	(422,000)

Other Comprehensive Income (Loss)
Foreign Currency adjustment		16,000
Comprehensive Loss	(21,000)	(397,000)

Deemed Dividends on preferred stock and amortization of beneficial conversion feature	$(202,000)	$(1,709,000)

Net Loss attributable to Yunhong CTI Ltd Common Shareholders	$(223,000)	$(2,131,000)

Basic income (loss) per common share
Continuing operations	$(0.04)	$(0.28)
Discontinued operations	0.00	(0.08)
Basic income (loss) per common share	$(0.04)	$(0.36)

Diluted income (loss) per common share
Continuing operations	$(0.04)	$(0.28)
Discontinued operations	0.00	(0.08)
Diluted income (loss) per common share	$(0.04)	$(0.36)

Weighted average number of shares and equivalent shares of common stock outstanding:
Basic	5,900,639	5,854,861

Diluted	5,900,639	5,854,861

See accompanying notes to condensed consolidated unaudited financial statements.

Yunhong CTI, LTD

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended March 31,
	2022	2021

Cash flows from operating activities:
Net loss from continuing operations	$(21,000)	$(381,000)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation and amortization	98,000	124,000
Equity compensation expense	31,000	-
Provision for losses on accounts receivable	-	12,000
Change in assets and liabilities:
Accounts receivable	125,000	(1,860,000)
Inventories	(620,000)	(16,000)
Prepaid expenses and other assets	339,000	(212,000)
Trade payables	215,000	753,000
Accrued liabilities	(165,000)	159,000

Net cash provided by (used in) operating activities	2,000	(1,421,000)

Cash flows from investing activities:
Purchases of property, plant and equipment	(15,000)	(46,000)

Net cash used in investing activities	(15,000)	(46,000)

Cash flows from financing activities:
Proceeds from issuance of long-term debt and revolving line of credit	155,000	1,557,000

Net cash provided by financing activities	155,000	1,557,000

Cash flows from discontinued operations:
Operating activities	-	368,000
Investing activities	-	-
Financing activities	-	96,000
Net cash provided by discontinued operations	-	464,000

Effect of exchange rate changes in cash		(554,000)

Net increase / (decrease) in cash and cash equivalents	142,000	-

Cash and cash equivalents at beginning of period	66,000	66,000

Cash and cash equivalents at end of period	$208,000	$66,000

Supplemental disclosure of cash flow information and noncash investing and financing activities:
Cash payments for interest	$78,000	$195,000
Accrued Divided and Accretion on preferred stock	$202,000	$209,000
Issuance of Series C Preferred in exchange from advance from investor	$-	$1,500,000
Lease right-of-use assets and lease liability	$747,000	$568,000
Amortization of beneficial conversion feature and deemed dividend on Series C Preferred stock	$-	$1,500,000

See accompanying notes to condensed consolidated unaudited financial statements.

Yunhong CTI, Ltd

Consolidated Statements of Stockholders' Equity

	Yunhong CTI, Ltd
	Three Months Ended March 31, 2020
											Accumulated
	Series A		Series B		Series C					Accumulated	Other	Less
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	(Deficit)	Comprehensive	Treasury Stock		Noncontrolling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Interest	TOTAL

Balance December 31, 2020	500,000	$2,754,000	-	$-	-	$-	5,827,408	$14,538,000	$5,042,000	$(14,382,000)	$(5,885,000)	(44,000)	$(161,000)	$(718,000)	$1,188,000

Convertible Preferred Stock Issuance - Series B			170,000	1,613,000											1,613,000
Convertible Preferred Stock Issuance - Series C					170,000	1,500,000									1,500,000
Common stock issued for warrant exercise							103,000								-
Beneficial Conversion feature (BCF) on Series C Preferred Stock									1,500,000						1,500,000
Deemed Dividend on Series C BCF									(1,500,000)						(1,500,000)
Accrued Deemed Dividend - Series B Preferred Stock									(34,000)						(34,000)
Accretion of Series B Preferred Stock									(47,000)						(47,000)
Accrued Deemed Dividend - Series C Preferred Stock						28,000			(28,000)						-
Accrued Deemed Dividend - Series A Preferred Stock		100,000							(100,000)						-
Net Loss										(422,000)				41,000	(381,000)
Foreign Currency Translation											(16,000)				(16,000)
Balance March 31, 2021	500,000	$2,854,000	170,000-	$1,613,000-	170,000-	$1,528,000-	5,930,408	$14,538,000	$4,833,000	$(14,804,000)	$(5,901,000)	(44,000)	$(161,000)	$(677,000)	$3,823,000

	Three Months Ended March 31, 2021

	Series A		Series B		Series C		Series					Less
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	TOTAL

Balance December 31, 2021	500,000	$3,155,000	170,000	$1,715,000	170,000	$1,630,000	170,000	1,512,000	5,930,408	$14,538,000	$4,317,000	(44,000)	$(161,000)	$4,051,000

Accrued Deemed Dividend - Series A Preferred Stock		100,000									(100,000)			-
Accrued Deemed Dividend - Series B Preferred Stock				34,000							(34,000)			-
Accrued Deemed Dividend - Series C Preferred Stock						34,000					(34,000)			-
Accrued Deemed Dividend - Series D Preferred Stock								34,000			(34,000)			-
Stock Issuance									25,000					-
Equity Compensation Charge											31,000			31,000

Net Loss														(21,000)
Balance March 31, 2022	500,000	$3,255,000	170,000	$1,749,000	170,000	$1,664,000	170,000	1,546,000	5,955,408	$14,538,000	$4,146,000	(44,000)	$(161,000)	$4,061,000

See accompanying notes to unaudited condensed consolidated financial statements

Yunhong CTI Ltd. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 - Basis of Presentation

The accompanying condensed (a) consolidated balance sheet as of March 31, 2022 and (b) the unaudited interim condensed consolidated financial statements have been prepared and, in the opinion of management, contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the consolidated financial position and the consolidated statements of comprehensive income and consolidated cash flows for the periods presented in conformity with generally accepted accounting principles for interim consolidated financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2022. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2021, filed on April 15, 2022, which can be found on the Company's website (www.ctiindustries.com) or www.sec.gov.

Principles of consolidation and nature of operations:

Yunhong CTI Ltd and CTI Supply, Inc. (collectively, the “Company”) (i) design, manufacture and distribute metalized balloon products throughout the world, (ii) distribute purchased latex balloons products, and (iii) operate systems for the production, lamination, coating and printing of films used for food packaging and other commercial uses and for conversion of films to flexible packaging containers and other products. As discussed in Note 2 Discontinued Operations, effective in the third quarter of 2019, the Company determined that it was exiting the business formerly conducted by CTI Europe GmbH (“CTI Europe”). In addition, during October 2021, the Company sold its Mexican subsidiary (Flexo Universal, S. de R.L. de C.V.), a manufacturer of latex balloons. Accordingly, the operations of these entities are classified as discontinued operations in these financial statements.

The condensed consolidated financial statements include the accounts of Yunhong CTI Ltd., and CTI Supply, Inc.  See Note 2.

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

Reclassification:

Certain amounts in the Company's condensed consolidated financial statements for prior periods have been reclassified to conform to the current period presentation.  These reclassifications have not changed the results of operations of prior periods.

Use of estimates:

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the amounts reported of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period in the financial statements and accompanying notes. Actual results may differ from those estimates. The Company’s significant estimates include valuation allowances for doubtful accounts and inventory valuation, preferred stock dividends and beneficial conversion features, and assumptions used as inputs in the Black-Scholes option-pricing model.

Segments:

The Company operates as a single segment, both in terms of geography and operations, particularly in light of the October 2021 sale of its Flexo Universal subsidiary.  After that date, all manufacturing occurs in the United States.

Earnings per share:

Basic (loss) per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during each period.

Diluted (loss) per share is computed by dividing the net loss by the weighted average number of shares of common stock and equivalents (stock options and warrants), unless anti-dilutive, during each period.

As of March 31, 2022 and 2021, shares to be issued upon the exercise of options and warrants aggregated 128,000 and none, respectively. The number of shares included in the determination of earnings on a diluted basis for the three months ended March 31, 2022 and 2021 were none, as doing so would have been anti-dilutive.

Significant Accounting Policies:

The Company’s significant accounting policies are summarized in Note 2 of the Company’s consolidated financial statements for the year ended December 31, 2021. There were no significant changes to these accounting policies during the three months ended March 31, 2022.

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

Note 2 – Discontinued Operations

During October 2021, the Company sold its interest in Flexo Universal, S. de R.L. de C.V. (“Flexo”), a manufacturer of latex balloons based in Guadalajara, Mexico. The Company received $100,000 cash, a note originally worth $400,000, and title to certain manufacturing equipment. The balance of the note receivable was $240,000 and $255,000 as of March 31, 2022 and December 31, 2021, respectively. The Company recorded a loss from discontinued operations, net of taxes, of $473,000 for the three months ended March 31, 2021 and none for the three months ended March 31, 2022.

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

CTI Europe recorded a gain from discontinued operations, net of taxes of none and $53,000 for the three months ended March 31, 2022 and March 31, 2021, respectively, which is included in the above.

Summarized Discontinued Operations Financial Information

The following table summarizes the major line items for the operations that are included in the income from discontinued operations, net of tax line item in the Unaudited Consolidated Statements of Income for the three months ended:

	March 31, 2022	March 31, 2021
Income Statement
Net Sales		897,000
Cost of Sales		1,135,000

Gross Loss	$	$(238,000)

SG&A		328,000

Operating Loss	$	$(566,000)

Other Expense		118,000

Total pretax loss from discontinued operations	$	$(684,000)

Gain from classification to held for sale		251,000

Net Income (Loss) prior to non-controlling interest	$	$(433,000)

Non-controlling Interest share of profit/loss		40,000

Net Income (Loss)	$	$(473,000)

The following table summarizes the carrying amounts of major classes of assets and liabilities of discontinued operations for each of the periods presented:

Yunhong CTI Ltd.
Unaudited Consolidated Balance Sheet

	March 31, 2022	December 31, 2021
Balance Sheet
Assets
Current Assets
Cash on hand and Banks	$		$-
Accounts Receivable
Inventory
Prepaid & Other

TOTAL Current Assets

NET Property, Plant, and Equipment

Other Assets
Operating lease right-of-use
Other
TOTAL Other Assets
TOTAL Non-Current Assets

Valuation Allowance on Assets Held for Sale

TOTAL Assets	$	$

Liabilities
Current Liabilities
Trade Accounts Payable
Operating Lease Liabilities - Current
Other/Accrued Liabilities
TOTAL Current Liabilities

Non-Current Liabilities
Operating Lease Liabilities - Non Current
Other Non-Current
TOTAL Non-Current Liabilities

TOTAL Liabilities	$	$

The cash flows related to discontinued operations have not been segregated and are included in the Consolidated Statements of Cash Flows. The following table summarizes depreciation from discontinued operations for each of the periods presented:

	Three Months Ended
	March 31,
	2022	2021
Depreciation	$-	$13,000

Note 3 – Liquidity and Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has a cumulative net loss from inception to March 31, 2022 of approximately $23 million. The accompanying financial statements for the three months ended March 31, 2022 have been prepared assuming the Company will continue as a going concern. The Company’s cash resources from operations may be insufficient to meet its anticipated needs during the next twelve months. If the Company does not execute its plan, it may require additional financing to fund its future planned operations.

The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses. Management’s plans to continue as a going concern include raising additional capital through sales of equity securities and borrowing, continuing to focus our Company on the most profitable elements, and exploring alternative funding sources on an as needed basis. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. The COVID-19 pandemic, supply chain challenges, and inflationary pressures have impacted the Company’s business operations to some extent and is expected to continue to do so and, these impacts may include reduced access to capital. The ability of the Company to continue as a going concern may be dependent upon its ability to successfully secure other sources of financing and attain profitable operations. There is substantial doubt about the ability of the Company to continue as a going concern for one year from the issuance of the accompanying consolidated financial statements. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company’s primary sources of liquidity have traditionally been comprised of cash and cash equivalents as well as availability under the Credit Agreement in place at the time (see Note 4). We endured compliance failures with covenants until September 2021 when we refinanced our credit facility. We believe we have been in compliance with our new credit facility since that time.

On April 23, 2021, the Company entered into a Purchase and Sale Agreement (“PSA”) with an unaffiliated purchaser (the “Purchaser”) pursuant to which the Company sold its facility in Lake Barrington, Illinois (the “Lake Barrington Facility”), in which our headquarters office, production and warehouse space are located, to the Purchaser. The sale price for the Lake Barrington Facility was $3,500,000, consisting of $2,000,000 in cash and a promissory note with a principal amount of $1,500,000, due and payable on May 3, 2021 (the “Purchaser Promissory Note”). Concurrently with the closing under the PSA, the Company and the Purchaser entered into a lease agreement pursuant to which the Company agreed to lease the Lake Barrington Facility from the Purchaser for a period of ten years. The annual base rent commences at $500,000 for the first year of the term and escalates annually to $652,386 during the last year of the term of the lease. As the decision to sell the Lake Barrington Facility was made in April 2021, the facility was not classified as held for sale as of March 31, 2021.  Concurrently with the entry into the PSA and the Lease, the Company entered into a Consent, Forbearance and Amendment No. 6 to Revolving Credit, Term Loan and Security Agreement (the “Amendment Agreement”) with PNC for itself and for the other participant lenders thereunder (collectively, the “Former Lender”). Prior to entering into the Amendment Agreement, PNC had notified the Company that various events of default had occurred under the Loan Agreement (the “Existing Defaults”) and were continuing. Pursuant to the Amendment Agreement, the Former Lender consented to the transactions contemplated by the PSA and the Lease, as required under the Loan Agreement.  As a condition to the Amendment Agreement, the Company agreed that the full $2,000,000 in cash proceeds from the sale of the Lake Barrington Facility would be applied to repay the $2,000,000 term loan owed to its Former Lender pursuant to the Loan Agreement. The Company further agreed that $1,500,000 in proceeds from the Purchaser Promissory Note will be applied to amounts due and owing to that Lender under revolving credit advances made pursuant to the Loan Agreement (the “Revolving Loans”). Pursuant to the Amendment Agreement, the Former Lender agreed to forbear from exercising its rights and remedies with respect to the Existing Event of Defaults under the Loan Agreement for a period ending on the earlier of September 30, 2021, the occurrence of a new event of default under the Loan Agreement, or the occurrence of a Termination Event (as defined therein). Additionally, certain additions and amendments to the Loan Agreement were set forth in the Amendment Agreement, including:

In consideration for entering into the Loan Amendment, the Company agrees to pay the Former Lender a Forbearance Fee of $1,000,000. Provided, however, that, so long as no event of default under the Loan Agreement has occurred (including as a result of a failure of the Company to pay down the Revolving Loans by $1,500,000 with the proceeds of the Purchaser Promissory Note, (i) if the Company consummates the Equity Investment by June 30, 2021, the Forbearance Fee shall be reduced by $250,000, to $750,000, and (ii) if the Company caused all of the obligations under the Loan Agreement to be paid in full, in cash, on or before September 30, 2021, the Forbearance Fee shall be reduced by an additional $500,000, to $250,000. Both of these commitments were accomplished during 2021, making the final Forbearance Fee $250,000.

Note 4 - Debt

On September 30, 2021 (the “Closing Date”), the Company entered into a loan and security agreement (the “Agreement”) with Line Financial (the “Lender”), which provides for a senior secured financing consisting of a revolving credit facility (the “Revolving Credit Facility) in an aggregate principal amount of up to $6 million (the “Maximum Revolver Amount”) and term loan facility (the “Term Loan Facility”) in an aggregate principal amount of $0.7 million (“Term Loan Amount” and, together with the Revolving Credit Facility, the “Senior Facilities”). Proceeds of loans borrowed under the Senior Facilities were used to repay all amounts outstanding under the Company's previous lending agreements and for the Company’s working capital. The Senior Facilities are secured by substantially all assets of the Company.

Interest on the Senior Facilities shall be the prime rate published from time to time published in the Wall Street Journal (3.5% as of March 31, 2022), plus 1.95% per annum, accruing daily and payable monthly. Interest shall be calculated on the basis of a 360-day year for the actual number of days elapsed. The Term Loan Facility shall be repaid by the Company to Lender in 48 equal monthly installments of principal and interest, each in the amount of $15,000, commencing on November 1, 2021, and continuing on the first day of each month thereafter until the Term Loan Maturity Date (as defined in the Agreement). Also, the Company will pay the Lender collateral monitoring fees of 4.62% of the eligible accounts receivable, inventory, and equipment supporting the Revolving Credit Facility and the Term Loan. In addition, the Company paid the Lender a loan fee of 1.25% of the Maximum Revolver Amount and the Term Loan Amount upon the execution of the Agreement.

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

The Senior Facilities require that the Company shall, commencing December 31, 2021, maintain Tangible Net Worth of at least $4,000,000 or greater (“Minimum Tangible Net Worth”). Minimum Tangible Net Worth may be adjusted downward by the Lender, from time to time, in its sole and absolute discretion, based on the effect of non-cash charges and other factors on the calculation of Tangible Net Worth. Other debt subordinated to Lender is not considered as a reduction of this calculation. The Company believes it was in compliance with this covenant as of March 31, 2022 and December 31, 2021, respectively.

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

As of March 31, 2022 and December 31, 2021, respectively, the term loan balance amounted to $0.6 million, which consisted of the principal and interest payable balance of $0.7 million and deferred financing costs of $0.1 million.  The balance of the Revolving Line of Credit as of March 31, 2022 and December 31, 2021 amounted to $5,158,000 and $5,003,000, respectively.

As of January 1, 2019, the Company had a note payable to John H. Schwan, Director and former Chairman of the Board, for $1.6 million, including accrued interest. This loan accrues interest, is due December 31, 2023, and is subordinate to the Senior Facilities. During January 2019, Mr. Schwan converted $600,000 of the note into approximately 181,000 shares of our common stock at the then market rate of $3.32 per share. As a result of the conversion, the loan balance decreased to $1 million. The loan and interest payable to Mr. Schwan amounted to $1.2 million as of March 31, 2022 and December 31, 2021, respectively. No payments were made to Mr. Schwan during 2022 or 2021. Interest expense related to this loan amounted to $18,000 and $17,000 for the three months ended March 31, 2022 and 2021, respectively.

As of March 31, 2022 and December 31, 2021, the Company had a note payable to Alex Feng for $0.2 million. This loan accrues interest at a rate of 3% and is subordinated to the Senior Facilities. In accordance with the subordination agreement, payments may be made beginning April 2022 subject to availability under the revolving line of credit, and the maturity date for this loan is March 2024.

Note 5 - Shareholders' Equity

Series A Convertible Preferred Stock

On January 3, 2020, the Company entered into a stock purchase agreement (as amended on February 24, 2020 and April 13, 2020 (the “LF Purchase Agreement”)), pursuant to which the Company agreed to issue and sell, and LF International Pte. Ltd., a Singapore private limited company (“LF International”), which is controlled by Company director, Chairman, President and Chief Executive Officer, Mr. Yubao Li, agreed to purchase, up to 500,000 shares of the Company’s newly created shares of Series A Preferred Stock (“Series A Preferred”), with each share of Series A Preferred initially convertible into ten shares of the Company’s common stock, at a purchase price of $10.00 per share, for aggregate gross proceeds of $5,000,000 (the “LF International Offering”). As permitted by the Purchase Agreement, the Company may, in its discretion issue up to an additional 200,000 shares of Series A Preferred for a purchase price of $10.00 per share (the “Additional Shares Offering,” and collectively with the LF International Offering, the “Offering”). Approximately $1 million of Series A Preferred has been sold, including to an investor which converted an account receivable of $478,000 owed to the investor by the Company in exchange for 48,200 shares of Series A Preferred. The Company completed several closings with LF International from January 2020 through June 2020. The majority of the funds received reduced our bank debt. We issued a total of 400,000 shares of common stock to LF International and, pursuant to the LF Purchase Agreement, changed our name from CTI Industries Corporation to Yunhong CTI Ltd. LF International has the right to name three directors to serve on our Board. They were Mr. Yubao Li, Ms. Wan Zhang and Ms. Yaping Zhang. Ms. Wan Zhang and Ms. Yaping Zhang retired from the Board in January 2022.

The issuance of the Series A Preferred generated a beneficial conversion feature (BCF), which arises when a debt or equity security is issued with an embedded conversion option that is beneficial to the investor or in the money at inception because the conversion option has an effective strike price that is less than the market price of the underlying stock at the commitment date. The fair value of the common stock into which the Series A Preferred was convertible exceeded the allocated purchase price fair value of the Series A Preferred Stock at the closing dates by approximately $2.5 million as of the closing dates. We recognized this BCF by allocating the intrinsic value of the conversion option, to additional paid-in capital, resulting in a discount on the Series A Preferred. As the Series A Preferred is immediately convertible, the Company accreted the discount on the date of issuance. The accretion was recognized as dividend equivalents. Holders of the Series A Preferred will be entitled to receive quarterly dividends at the annual rate of 8% of the stated value ($10 per share). Such dividends may be paid in cash or in shares of common stock at the Company’s discretion. In the three months ended March 31, 2022 and 2021 the Company accrued $100,000 of these dividends in each period, respectively.

Series B Convertible Preferred Stock

In November 2020, we issued 170,000 shares of Series B Preferred for an aggregate purchase price of $1,500,000. The Series B Preferred have an initial stated value of $10.00 per share and liquidation preference over common stock. The Series B Preferred is convertible into shares of our common stock equal to the number of shares determined by dividing the sum of the stated value and any accrued and unpaid dividends by the conversion price of $1.00. The Series B Preferred accrues dividends at a rate of 8 percent per annum, payable at our election either in cash or shares of the Company’s common stock. Initially, the Series B Preferred, in whole or part, was redeemable at the option of the holder (but not mandatorily redeemable) at any time on or after November 30, 2021 for the stated value, plus any accrued and unpaid dividends and thus was classified as mezzanine equity and initially recognized at fair value of $1.5 million (the proceeds on the date of issuance). In March 2021, the terms of the Series B Preferred were modified to eliminate the ability of the holder to redeem the Series B Preferred. As the Series B Preferred is no longer redeemable, the Series B Preferred is not classified as mezzanine equity as of March 31, 2022 or December 31, 2021. As a result, the carrying value as of March 31, 2022 and December 31, 2021 amounted to $1,749,000 and $1,715,000, respectively. The March 31, 2022 balance consists of $1,500,000 original carrying value, $202,000 accrued dividends and $47,000 accretion.

Series C Convertible Preferred Stock

In January 2021 we entered into an agreement with a related party, LF International Pte. Ltd. which is controlled by Company director and Chairman, Mr. Yubao Li, to purchase shares of Series C Preferred stock. We issued 170,000 shares of Series C Preferred for an aggregate purchase price of $1,500,000. The Series C Preferred have an initial stated value of $10.00 per share and liquidation preference over common stock. The Series C Preferred is convertible into shares of our common stock equal to the number of shares determined by dividing the sum of the stated value and any accrued and unpaid dividends by the conversion price of $1.00. The Series C Preferred accrues dividends at a rate of 8 percent per annum, payable at our election either in cash or shares of the Company’s common stock. The issuance of the Series C Preferred generated a beneficial conversion feature (BCF), which arises when a debt or equity security is issued with an embedded conversion option that is beneficial to the investor or in the money at inception because the conversion option has an effective strike price that is less than the market price of the underlying stock at the commitment date. The fair value of the common stock into which the Series C Preferred was convertible exceeded the allocated purchase price of the Series C Preferred at the closing dates by greater than the allocated purchase price. Therefore, the BCF was the purchase price of the Series C Preferred ($1.5 million) and was allocated to Additional Paid-in Capital, resulting in a discount on the Series C Preferred Stock. As the Series C Preferred Stock is immediately convertible, the Company accreted the discount on the date of issuance. The accretion to the carrying value of the Series C Preferred is treated as a deemed dividend, recorded as a charge to Additional Paid in Capital and deducted in computing earnings per share. The carrying value as of March 31, 2022 and December 31, 2021 amounted to $1,664,000 and $1,630,000, respectively. The March 31, 2022 balance consists of $1,500,000 original carrying value and $164,000 accrued dividends.

Series D Convertible Preferred Stock

In June 2021, the Company received $1.5 million from an unrelated third party as an advance on a proposed sale of Series D Redeemable Convertible Preferred Stock. As of September 30, 2021, the Company was in the process of negotiating and finalizing the terms of the arrangement. As the agreement was not finalized as of September 30, 2021, the $1.5 million advance was classified as Advance from Investor within liabilities on the balance sheet at that time. As of December 31, 2021, the terms had been finalized, the investment was classified as equity, similar to the prior Convertible Preferred issuances, above. The issuance of the Series D Preferred generated a beneficial conversion feature (BCF), which arises when a debt or equity security is issued with an embedded conversion option that is beneficial to the investor or in the money at inception because the conversion option has an effective strike price that is less than the market price of the underlying stock at the commitment date. The fair value of the common stock into which the Series D Preferred was convertible exceeded the allocated purchase price fair value of the Series D Preferred Stock at the closing dates by approximately $0.3 million as of the closing dates. We recognized this BCF by allocating the intrinsic value of the conversion option, to additional paid-in capital, resulting in a discount on the Series D Preferred. As the Series D Preferred is immediately convertible, the Company accreted the discount on the date of issuance. The accretion was recognized as dividend equivalents. Holders of the Series D Preferred will be entitled to receive quarterly dividends at the annual rate of 8% of the stated value ($10 per share). Such dividends may be paid in cash or in shares of common stock at the Company’s discretion. In addition, 128,000 warrants to purchase the Company’s common stock were issued with respect to this transaction. These warrants are exercisable until December 1, 2024, at the lower of $1.75 per share or 85% of the variable price based on the ten day volume weighted average price (“VWAP”) of the Company’s common stock. The value of these warrants was determined to be $230,000 and recorded as an allocation of paid in capital associated with this transaction. The carrying value as of March 31, 2022 and December 31, 2021 amounted to $1,546,000 and $1,512,000, respectively. The March 31, 2022 balance consists of $1,500,000 original carrying value and $46,000 accrued dividends.

Preferred Stock Rollforward	Balance as of December 31, 2021	Accrued Deemed Dividends	Balance as of March 31, 2022
Series A	3,155,000	100,000	3,255,000
Series B	1,715,000	34,000	1,749,000
Series C	1,630,000	34,000	1,664,000
Series D	1,512,000	34,000	1,546,000

Warrants

In connection with the Series A Offering, in 2020 the Company issued 792,660 warrants to purchase 792,660 shares of the Company’s common stock for $1 per share. During 2020, warrants to acquire 597,500 shares of common stock were exercised in cash-less exchange for 391,308 shares of the Company’s common stock. In January and February 2021, the remaining warrants to acquire 195,160 shares of common stock were exercised in a cash-less exchange for 103,104 shares of the Company’s common stock. Additional warrants to acquire 128,000 shares of common stock were issued with respect to the Series D transaction above. These warrants can be exercised for the Company’s common stock for $1.75 per share, or based on the ten day volume weighted average price (VWAP) of the Company’s common stock.

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

-	Expected life: The expected life of the warrants represents the period of time warrants were expected to be outstanding. The Company used an expected life of 5 years.

-	Dividend yield: The estimate for dividend yield is 0%, as the Company did not issue dividends during 2021 or 2020 and does not expect to do so in the foreseeable future.

-	Estimated forfeitures: When estimating forfeitures, the Company considers historical terminations as well as anticipated retirements.

A summary of the Company’s stock warrant activity is as follows:

	Shares under Option	Weighted Average Exercise Price
Balance at December 31, 2021	128,000	$1.75
Granted	-	-
Cancelled/Expired	-	-
Exercised/Issued	-	-
Outstanding at March 31, 2022	128,000	1.75

Exercisable at March 31, 2022	128,000	$1.75

As of March 31, 2022 and December 31, 2021 the Company reserved the following shares of its common stock for the exercise of warrants, and preferred stock:

Series A Preferred Stock	5,482,000
Series B Preferred Stock	1,700,000
Series C Preferred Stock	1,700,000
Series D Preferred Stock	1,700,000
2021 Warrants	128,572
Shares reserved as of March 31, 2022 and December 31, 2021	10,710,572

Effective January 2022, and in accordance with the Employment Agreement of Chief Executive Officer Frank Cesario, a grant of restricted stock was made in the amount of 250,000 shares. 25,000 shares vested immediately, while the remaining 225,000 are subject to performance conditions as further detailed in the share grant. Specifically, the restrictions on the remaining 225,000 shares will lapse based on satisfaction of the following performance goals and objectives and continued employment through the date of meeting such targets:

•         The restrictions on 56,250 shares of the award will lapse and the award will vest when the Company’s trailing-twelve-month EBITDA equals or exceeds $1 million at any time on or after January 1, 2022.

•         The restrictions on 56,250 shares of the award will lapse and the award will vest in the event the Company’s common shares trade at or above $5/share for ten or more consecutive trading days.

•         The restrictions on 56,250 shares of the award will lapse and the award will vestwhen the Company’s operating cash flow, calculated cumulatively from the date of employment, equals or exceeds $1.5 million.

•         The restrictions on 56,250 shares of the award will lapse and the award will vest in the event the Company is able to refinance its current lender with a traditional lender on terms and conditions customary for such financing.

The Audit Committee (as defined in the Plan) shall be responsible for determining when the conditions above have been satisfied.  The Company records compensation expense with each vesting, and records a likelihood of vesting weighted analysis to the extent it has visibility to do so. Without such visibility, it considers such probability as de minimis until additional information is available.

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

During February 2022, Engie Resources LLC filed a claim against the Company, seeking payment of $94,000 related to utilities provided during 2019.  During March 2022, the parties agreed to settle all claims for a series of payments to be made by the Company during 2022 totaling $75,000. Of this amount, $60,000 remained to be paid as of March 31, 2022.

Note 7 - Inventories, Net

	March 31, 2022	December 31, 2021
Raw materials	$1,531,000	$1,249,000
Work in process	2,635,000	2,492,000
Finished goods	4,532,000	4,425,000
Allowance for excess quantities	(202,000)	(290,000)
Total inventories	$8,496,000	$7,876,000

Note 8 - Concentration of Credit Risk

Concentration of credit risk with respect to trade accounts receivable is generally limited due to the large number of entities comprising the Company's customer base. The Company performs ongoing credit evaluations and provides an allowance for potential credit losses against the portion of accounts receivable which is estimated to be uncollectible. Such losses have historically been within management's expectations. During the three months ended March 31, 2022 and 2021, there were two customers whose purchases represented more than 10% of the Company’s consolidated net sales. Sales to these customers for the three months ended March 31, 2022 and 2021 are as follows:

	Three Months Ended		Three Months Ended
	March 31, 2022		March 31, 2021
Customer	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Customer A	$2,502,000	43%	$3,991,000	60%
Customer B	1,347,000	23	1,294,000	19

As of March 31, 2022, the total amounts owed to the Company by these customers was approximately $696,000 and $1,669,000, or 20% and 48% of the Company’s consolidated net accounts receivable, respectively. The amounts owed at March 31, 2021 by these customers were approximately $2,426,000 and $1,554,000, or 51% and 33%, respectively, of the Company’s consolidated net accounts receivable.

Note 9 - Related Party Transactions

John H. Schwan, who resigned as Chairman of the Board on June 1, 2020, has made loans to the Company which had outstanding balances of $1.2 million as of March 31, 2022 and December 31, 2021, respectively.  No payments were made to Mr. Schwan since 2019. Interest expense related to this loan amounted to $18,000 and $16,000 for the three months end March 31, 2022 and 2021, respectively.  Mr. Schwan is the father of Jana Schwan, the Company's Chief Operating Officer.

Note 10 - Derivative Instruments; Fair Value

The Company accounts for derivative instruments in accordance with U.S. GAAP, which requires that all derivative instruments be recognized on the balance sheet at fair value. We may enter into interest rate swaps to fix the interest rate on a portion of our variable interest rate debt to reduce the potential volatility in our interest expense that would otherwise result from changes in market interest rates. Our derivative instruments are recorded at fair value and are included in accrued liabilities of our consolidated balance sheet. Our accounting policies for these instruments are based on whether they meet our criteria for designation as hedging transactions, which include the instrument’s effectiveness, risk reduction and, in most cases, a one-to-one matching of the derivative instrument to our underlying transaction. As of March 31, 2022, we had no such instruments.

Note 11 - Leases

We adopted ASC Topic 842 (Leases) on January 1, 2019. In July 2020, the Company entered into a lease agreement for a building through June 2021 (with no extension options).   The monthly lease payments were $38,000.  The Company made a policy election to not recognize right of use assets and lease liabilities that arise from leases with an initial term of twelve months or less on the Consolidated Balance Sheets.   However, the Company recognized these lease payments in the Consolidated Statement of Operations on a straight-line basis over the lease term and variable lease payments in the period in which the expense was incurred. This lease terminated during 2021 and was replaced with a new lease. In March 2021, the Company entered into a lease agreement for a building through September 2022. This lease was subsequently extended during March 2022 to extend through December 31, 2025. The monthly lease payments are $34,000.  The Company uses the incremental borrowing rate of 11%.

When this lease was extended during March 2022, the ROU (right of use) asset increased to $4,277,000, from $3,530,000 at December 31, 2021.  The ROU liabilities also increased to $500,000 (current) and $3,777,000 (noncurrent), from $648,000 and $2,860,000, respectively, as of December 31, 2021.

Note 12 - Subsequent Events

The Company evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission. Other than a change in the Company's PCAOB-registered public accounting firm, to LJ Soldinger Associates, LLC as reported during April 2022, there were no subsequent events that required recognition or disclosure.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report on Form 10-Q includes both historical and “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future results. Words such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” or similar words are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Although we believe that our opinions and expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements, and our actual results may differ substantially from the views and expectations set forth in this Quarterly Report on Form 10-Q. We disclaim any intent or obligation to update any forward-looking statements after the date of this Quarterly Report on Form 10-Q to conform such statements to actual results or to changes in our opinions or expectations. These forward-looking statements are affected by factors, risks, uncertainties and assumptions that we make, including, without limitation, those discussed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 under the heading “Risk Factors.”

Overview

We produce film products for novelty, packaging and container applications. These products include foil balloons, latex balloons and related products, films for packaging and custom product applications, and flexible containers for packaging and consumer storage applications. We produce all of our film products for packaging, container applications and most of our foil balloons at our plant in Lake Barrington, Illinois. We used to produce our latex balloons and latex products at a majority-owned facility in Guadalajara, Mexico (Flexo Universal, or Flexo). This facility was sold during October 2021. Now the Company purchases latex balloons from an unrelated vendor and distributes in the United States, particularly to those customers that prefer a combined solution for foil and latex balloons.. Substantially all of our film products for packaging and custom product applications are sold to customers in the United States. We market and sell our novelty items, Candy Blossoms (balloons and candy arranged to look like a flower bouquet for gifting) and flexible containers for consumer use primarily in the United States.

Summary of Significant Events

On April 23, 2021, the Company entered into a Purchase and Sale Agreement (“PSA”) with an unaffiliated purchaser (the “Purchaser”) pursuant to which the Company sold its facility in Lake Barrington, Illinois (the “Lake Barrington Facility”), in which our headquarters office, production and warehouse space are located, to the Purchaser. The sale price for the Lake Barrington Facility was $3,500,000, consisting of $2,000,000 in cash and a promissory note with a principal amount of $1,500,000, due and payable on May 3, 2021 (the “Purchaser Promissory Note”). Concurrently with the closing under the PSA, the Company and the Purchaser entered into a lease agreement pursuant to which the Company agreed to lease the Lake Barrington Facility from the Purchaser for a period of ten years. The annual base rent commences at $500,000 for the first year of the term and escalates annually to $652,386 during the last year of the term of the lease. As the decision to sell the lake Barrington Facility was made in April 2021, the facility is not classified as held for sale as of March 31, 2021. Concurrently with the entry into the PSA and the Lease, the Company entered into a Consent, Forbearance and Amendment No. 6 to Revolving Credit, Term Loan and Security Agreement (the “Amendment Agreement”) with its then-lender PNC for itself and for the other participant lenders thereunder (collectively, the “Prior Lender”). Prior to entering into the Amendment Agreement, PNC had notified the Company that various events of default had occurred under the Loan Agreement (the “Existing Defaults”) and were continuing. Pursuant to the Amendment Agreement, the Prior Lender consented to the transactions contemplated by the PSA and the Lease, as required under the Loan Agreement.  As a condition to the Amendment Agreement, the Company agreed that the full $2,000,000 in cash proceeds from the sale of the Lake Barrington Facility would be applied to repay the $2,000,000 term loan owed to the Prior Lender pursuant to the Loan Agreement. The Company further agreed that $1,500,000 in proceeds from the Purchaser Promissory Note will be applied to amounts due and owing to the Prior Lender under revolving credit advances made pursuant to the Loan Agreement (the “Revolving Loans”). Pursuant to the Amendment Agreement, the Prior Lender agreed to forbear from exercising its rights and remedies with respect to the Existing Event of Defaults under the Loan Agreement for a period ending on the earlier of September 30, 2021, the occurrence of a new event of default under the Loan Agreement, or the occurrence of a Termination Event (as defined therein). Additionally, certain additions and amendments to the Loan Agreement were set forth in the Amendment Agreement, including:

●	The Maximum Revolving Advance Amount was reduced from $18,000,0000 to $9,000,000;
●	The Termination Date of the Loan Agreement was revised from December 14, 2022 to December 31, 2021;
●

On or before June 30, 2021, or such later date as the Prior Lender agreed in its sole discretion, the Company shall receive an equity investment of at least $1,500,000 and apply 100% of the proceeds to a reduction of the Revolving Credit Advance under the Loan Agreement (the “Equity Investment”);

●

On or before August 15, 2021, or such later date as the Prior Lender agrees in its sole discretion, the Company shall deliver to Lender (i) a binding term sheet, in form and substance acceptable to Prior Lender, from a financing source that provides for the refinance and payment in full, in cash, of the obligations owing under the Loan Agreement on or before September 30, 2021, or (ii) evidence, in form and substance satisfactory to the Prior Lender, that certain equity holders of the Company have available and identifiable funds that are on deposit with a depository institution that are sufficient to pay in full, in cash, all of the Company obligations under the Loan Agreement on or before September 30, 2021;

●	On or before September 30, 2021, the Company will cause all of the amounts owing under the Loan Agreement to be paid in full in cash;
●	The Forbearance Reserve (as defined in Amendment No. 5 to the Loan Agreement) was increased from $1,025,000 to $2,525,000;
●	Effective August 1, 2021, accounts receivable from Wal-Mart Stores and its affiliates was no longer considered eligible receivables;
●	Modifications will be made to the budget, testing and variance provisions of the Loan Agreement.

In consideration for entering into the Loan Amendment, the Company agreed to pay the Prior Lender a Forbearance Fee of $1,000,000. Provided, however, that, so long as no Event of Default under the Loan Agreement has occurred (including as a result of a failure of the Company to pay down the Revolving Loans by $1,500,000 with the proceeds of the Purchaser Promissory Note, (i) if the Company consummates the Equity Investment by June 30, 2021, the Forbearance Fee shall be reduced by $250,000, to $750,000, and (ii) if the Company causes all of the obligations under the Loan Agreement to be paid in full, in cash, on or before September 30, 2021, the Forbearance Fee shall be reduced by an additional $500,000, to $250,000. All commitments were accomplished by the required dates, resulting in a final Forbearance Fee of $250,000 paid during 2021.

September 30, 2021 financing

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

The Senior Facilities contain certain affirmative and negative covenants that limit the ability of the Company, among other things and subject to certain significant exceptions, to incur debt or liens, make investments, enter into certain mergers, consolidations, and acquisitions, pay dividends and make other restricted payments, or make capital expenditures exceeding $1 million in the aggregate in any fiscal year.

As of March 31, 2022 and December 31, 2021, the term loan balance amounted to $0.6 million, which consisted of the principal and interest payable balance of $0.7 million and deferred financing costs of $155,000.  The balance of the Revolving Line of Credit as of March 31, 2022 and December 31, 2021 amounted to $5.2 and $5.0 million, respectively.

Comparability

In July 2019, management and the Board engaged in a review of CTI Balloons and CTI Europe and determined that they are not accretive to the Company overall, add complexity to the Company’s structure and utilize resources. Therefore, as of July 19, 2019, the Board authorized management to divest these international subsidiaries. These actions were taken to focus our resources and efforts on our core business activities, particularly foil balloons and ancillary products based in North America. The Company determined that these entities met the held-for-sale and discontinued operations accounting criteria. Accordingly, the Company has reported the results of these International operations as discontinued operations in the Consolidated Statements of Comprehensive Income and presented the related assets and liabilities as held-for-sale in the Consolidated Balance Sheets. These changes have been applied for all periods presented. The Company divested its CTI Balloons (United Kingdom) subsidiary in the fourth quarter 2019, its Ziploc product line in the first quarter 2020, and its CTI Europe (Germany) subsidiary in 2021. Additionally, the Company sold its latex balloon manufacturer in Mexico (Flexo Universal) during October 2021.

Results of Operations

Net Sales. For the three month periods ended March 31, 2022 and 2021, net sales were $5,797,000 and $6,599,000, respectively.

For the three-month period ended March 31, 2022 and 2021, net sales by product category were as follows:

	Three Months Ended
	March 31, 2022		March 31, 2021
	$		$
	(000)	% of	(000)	% of
Product Category	Omitted	Net Sales	Omitted	Net Sales	Variance	% change

Foil Balloons	$3,832	66%	$4,935	75%	$(1,103)	(22%)

Latex Balloons	25	0%	2	0%	23	-

Film Products	828	14%	306	5%	522	171%

Other	$1,112	19%	$1,356	20%	$(244)	(18%)

Total	$5,797	100%	$6,599	100%	$(802)	(12%)

Foil Balloons. Revenues from the sale of foil balloons decreased during the three-month period from $4,935,000 ending March 31, 2021 compared to $3,832,000 during the three month period of 2022. The timing of larger Mother’s Day and Graduation season shipments occurred during April of 2022, as compared to March of 2021.  In addition, the Company implemented price increases to address the impact of additional material and labor costs.  Certain low value, or no value, sales were discontinued when price increases were not successful.

Latex Balloons. Revenues from the sale of latex balloons increased during the three-month period from $2,000 during the three period ended March 31, 2021, to $25,000 during the same period of 2022. Sales of latex balloons are substantially reduced as we sold our latex balloon manufacturer during October 2021. After that time, latex balloon are resold on an as-needed basis for customers that require a combined foil and latex solution.

Films. Revenues from the sale of commercial films increased, from $306,000 during the three-month period ended March 31, 2021, compared to $828,000 during the same period of 2022.  The Company's largest customer increased its demand for the line that the Company supplies.

Other Revenues. Revenues from the sale of other products were $1,356,000 during the three-month period ended March 31, 2021, compared to $1,112,000 during the same period of 2022. The revenues from the sale of other products during these periods include (i) sales of a line of “Candy Blossoms” and similar products consisting of candy and small inflated balloons sold in small containers and (ii) the sale of accessories and supply items related to balloon products.

Sales to a limited number of customers continue to represent a large percentage of our net sales. The table below illustrates the impact on sales of our top three and ten customers for the three month periods ended March 31, 2022 and 2021.

	Three Months Ended March 31,
	% of Sales
	2022	2021

Top 3 Customers	80%	84%

Top 10 Customers	90%	92%

During the three-month period ended March 31, 2022, there were two customers whose purchases represented more than 10% of the Company’s consolidated net sales. Sales to these customers for the three month period ended March 31, 2022 were $2,502,000 and $1,347,000, or 43% and 23%, respectively, of consolidated net sales. Sales to these customers for the three months ended March 31, 2021 were $3,991,000 and $1,294,000, or 60% and 19%, respectively of consolidated net sales. As of March 31, 2022, the total amount owed to the Company by these customers was approximately $696,000 and $1,669,000, or 20% and 48%, respectively of the Company’s consolidated net accounts receivable. The amount owed at March 31, 2021 by these customers was approximately $2,426,000 and $1,554,000, or 51% and 33%, respectively, of the Company’s consolidated net accounts receivable.

Cost of Sales. During the three month period ended March 31, 2022, the cost of sales was $4,758,000, compared to $5,313,000 for the same period of 2021 due to lower sales volume and partially offset by higher costs of materials and labor.

General and Administrative. During the three month period ended March 31, 2022, general and administrative expenses were $837,000 as compared to $849,000 for the same period in 2021 due mainly to 2021 payments related to lender covenant violations that did not continue in 2022.  In addition, the Company's current lending structure carries relatively small interest payments but larger asset monitoring fees that are reflected in the 2022 general and administrative expense.  If not for this, the reduction from the prior year would be larger.

Selling, Advertising and Marketing. During the three month period ended March 31, 2022, selling, advertising and marketing expenses were $221,000 as compared to $139,000 for the same period in 2021.  With smaller customers continuing to increase their activity, the Company is making small investments in the marketing function.

Other Income (Expense). During the three month period ended March 31, 2022, the Company incurred interest expense of $96,000 as compared to interest expense of $200,000 during the same period of 2021.  The Company's current lender, as of September 2021, charges a smaller rate of interest but adds an asset monitoring fee that is included in general and administrative  expense.

Financial Condition, Liquidity and Capital Resources

Cash Flow Items.

Operating Activities. During the three months ended March 31, 2022, net cash provided by operations was $2,000, compared to net cash used in operations during the three months ended March 31, 2021 of $1,421,000.

Significant changes in working capital items during the three months ended March 31, 2022 included:

●	A decrease in accounts receivable of $125,000 compared to an increase in accounts receivable of $1,860,000 in the same period of 2021.
●	An increase in inventory of $620,000 compared to a decrease in inventory of $16,000 in 2021.
●	A decrease in trade payables of $215,000 compared to a decrease in trade payables of $753,000 in 2021.
●	A decrease in prepaid expenses and other assets of $339,000 compared to an increase of $212,000 in 2021.
●	A decrease in accrued liabilities of $165,000 compared to an increase in accrued liabilities of $159,000 in 2021.

Investing Activity. During the three months ended March 31, 2022, cash used in investing activity was $15,000, compared to cash used in investing activity for the same period of 2021 in the amount of $46,000.

Financing Activities. During the three months ended March 31, 2022, cash provided by financing activities was $155,000 compared to cash provided by financing activities for the same period of 2021 in the amount of $1,557,000. Financing activity during 2022 consisted principally of changes in the balances of revolving and long-term debt.

Discontinued Operations. During the three months ended March 31, 2021, cash provided by discontinued operations was $464,000 with related exchange rate impact of a cash use of $554,000.

Liquidity and Capital Resources.

At March 31, 2022, the Company had cash balances of $208,000 compared to cash balances of $66,000 for the same period of 2021.  These amounts do not include cash related to discontinued operations of none and $20,000 as of March 31, 2022 and 2021, respectively.

The ability of the Company to continue as a going concern is dependent on the Company executing its business plan and, if unable to do so, in obtaining adequate capital on acceptable terms to fund any operating losses. Management’s plans to continue as a going concern include executing its business plan, continuing to focus our Company on the most profitable elements, and exploring alternative funding sources on an as needed basis. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. The COVID-19 pandemic, supply chain constraints and inflationary pressures have impacted the Company’s business operations to some extent and is expected to continue to do so and, these impacts may include reduced access to capital. The ability of the Company to continue as a going concern is dependent upon its ability to successfully generate or otherwise secure other sources of financing and attain profitable operations. There is substantial doubt about the ability of the Company to continue as a going concern for one year from the issuance of the accompanying consolidated financial statements. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company’s primary sources of liquidity have traditionally been comprised of cash and cash equivalents as well as availability under the Credit Agreement with prior lender PNC (see Note 4) until September 30, 2021, at which time we refinanced with a new facility from Line Capital. Through September 2021, we entered into a series of forbearance agreements with PNC related to compliance failures with covenants. We believe that we have been in compliance with covenants since refinancing with Line Financial.

On April 23, 2021, the Company entered into a Purchase and Sale Agreement (“PSA”) with an unaffiliated purchaser (the “Purchaser”) pursuant to which the Company sold its facility in Lake Barrington, Illinois (the “Lake Barrington Facility”), in which our headquarters office, production and warehouse space are located, to the Purchaser. The sale price for the Lake Barrington Facility was $3,500,000, consisting of $2,000,000 in cash and a promissory note with a principal amount of $1,500,000, due and payable on May 3, 2021 (the “Purchaser Promissory Note”). Concurrently with the closing under the PSA, the Company and the Purchaser entered into a lease agreement pursuant to which the Company agreed to lease the Lake Barrington Facility from the Purchaser for a period of ten years. The annual base rent commences at $500,000 for the first year of the term and escalates annually to $652,386 during the last year of the term of the lease. Concurrently with the entry into the PSA and the Lease, the Company entered into a Consent, Forbearance and Amendment No. 6 to Revolving Credit, Term Loan and Security Agreement (the “Amendment Agreement”) with PNC for itself and for the other participant lenders thereunder (collectively, the “Prior Lender”). Prior to entering into the Amendment Agreement, PNC had notified the Company that various events of default had occurred under the Loan Agreement (the “Existing Defaults”) and were continuing. Pursuant to the Amendment Agreement, the Prior Lender consented to the transactions contemplated by the PSA and the Lease, as required under the Loan Agreement.  As a condition to the Amendment Agreement, the Company agreed that the full $2,000,000 in cash proceeds from the sale of the Lake Barrington Facility would be applied to repay the $2,000,000 term loan owed to the Prior Lender pursuant to the Loan Agreement. The Company further agreed that $1,500,000 in proceeds from the Purchaser Promissory Note would be applied to amounts due and owing to the Prior Lender under revolving credit advances made pursuant to the Loan Agreement (the “Revolving Loans”). Pursuant to the Amendment Agreement, the Prior Lender agreed to forbear from exercising its rights and remedies with respect to the Existing Event of Defaults under the Loan Agreement for a period ending on the earlier of September 30, 2021, the occurrence of a new event of default under the Loan Agreement, or the occurrence of a Termination Event (as defined therein). Additionally, certain additions and amendments to the Loan Agreement were set forth in the Amendment Agreement, including:

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

●	On or before September 30, 2021, the Company will cause all of the amounts owing under the Loan Agreement to be paid in full in cash;
●	The Forbearance Reserve (as defined in Amendment No. 5 to the Loan Agreement) shall be increased from $1,025,000 to $2,525,000;
●	Effective August 1, 2021, accounts receivable from Wal-Mart Stores and its affiliates no longer considered eligible receivables;
●	Modifications will be made to the budget, testing and variance provisions of the Loan Agreement.

In consideration for entering into the Loan Amendment, the Company agreed to pay the Lender a Forbearance Fee of $1,000,000. Provided, however, that, so long as no Event of Default under the Loan Agreement has occurred (including as a result of a failure of the Company to pay down the Revolving Loans by $1,500,000 with the proceeds of the Purchaser Promissory Note, (i) if the Company consummates the Equity Investment by June 30, 2021, the Forbearance Fee shall be reduced by $250,000, to $750,000, and (ii) if the Company caused all of the obligations under the Loan Agreement to be paid in full, in cash, on or before September 30, 2021, the Forbearance Fee shall be reduced by an additional $500,000, to $250,000. As these requirements were met, the final Forbearance Fee was $250,000.

Seasonality

In the foil balloon product line, sales have historically been seasonal with approximately 40% occurring in the period from December through March of the succeeding year and 24% being generated in the period July through October in recent years.

Please see pages 12-20 of our Annual Report on Form 10-K for the year ended December 31, 2021 for a description of policies that are critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. No material changes to such information have occurred during the three months ended March 31, 2022.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Acting Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of these disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e), as of March 31, 2021. Based on this evaluation, the Chief Executive Officer (principal executive officer) and Acting Chief Financial Officer (principal financial officer) concluded that our disclosure controls and procedures were not effective as of March 31, 2022, the end of the period covered by this Quarterly Report on Form 10-Q due to the material weaknesses described below.

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

Management has assessed the effectiveness of our internal control over financial reporting as of March 31, 2022. In making our assessment of the effectiveness of internal control over financial reporting, management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

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

•	We are overly dependent upon our Acting Chief Financial Officer, who at present is our Chief Executive Officer, within an environment that is highly manual in nature.

As a result of the material weaknesses, we have concluded that we did not maintain effective internal control over financial reporting as of March 31, 2022.

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

During February 2022, Engie Resources LLC filed a claim against the Company, seeking payment of $94,000 related to utilities provided during 2019.  During March 2022, the parties agreed to settle all claims for a series of payments to be made by the Company during 2022 totaling $75,000. Of this amount, $60,000 remained to be paid as of March 31, 2022.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

On December 14, 2017, the Company entered into a Revolving Credit, Term Loan and Security Agreement (the “Loan Agreement”) with PNC Bank, National Association and the other participant lenders thereunder (collectively, “Prior Lender”). This was the Company’s primary source of liquidity until it refinanced this facility with Line Capital during September 2021.

On April 23, 2021, the Company entered into a Purchase and Sale Agreement (“PSA”) with an unaffiliated purchaser (the “Purchaser”) pursuant to which the Company sold its facility in Lake Barrington, Illinois (the “Lake Barrington Facility”), in which our headquarters office, production and warehouse space are located, to the Purchaser. The sale price for the Lake Barrington Facility was $3,500,000, consisting of $2,000,000 in cash and a promissory note with a principal amount of $1,500,000, due and payable on May 3, 2021 (the “Purchaser Promissory Note”). Concurrently with the closing under the PSA, the Company and the Purchaser entered into a lease agreement pursuant to which the Company agreed to lease the Lake Barrington Facility from the Purchaser for a period of ten years. The annual base rent commences at $500,000 for the first year of the term and escalates annually to $652,386 during the last year of the term of the lease. Concurrently with the entry into the PSA and the Lease, the Company entered into a Consent, Forbearance and Amendment No. 6 to Revolving Credit, Term Loan and Security Agreement (the “Amendment Agreement”) with PNC for itself and for the other participant lenders thereunder (collectively, the “Prior Lender”). Prior to entering into the Amendment Agreement, PNC had notified the Company that various events of default had occurred under the Loan Agreement (the “Existing Defaults”) and were continuing. Pursuant to the Amendment Agreement, the Prior Lender consented to the transactions contemplated by the PSA and the Lease, as required under the Loan Agreement.  As a condition to the Amendment Agreement, the Company agreed that the full $2,000,000 in cash proceeds from the sale of the Lake Barrington Facility would be applied to repay the $2,000,000 term loan owed to the Prior Lender pursuant to the Loan Agreement. The Company further agreed that $1,500,000 in proceeds from the Purchaser Promissory Note will be applied to amounts due and owing to the Prior Lender under revolving credit advances made pursuant to the Loan Agreement (the “Revolving Loans”). Pursuant to the Amendment Agreement, the Prior Lender agreed to forbear from exercising its rights and remedies with respect to the Existing Event of Defaults under the Loan Agreement for a period ending on the earlier of September 30, 2021, the occurrence of a new event of default under the Loan Agreement, or the occurrence of a Termination Event (as defined therein). Additionally, certain additions and amendments to the Loan Agreement were set forth in the Amendment Agreement, including:

In consideration for entering into the Loan Amendment, the Company agreed to pay the Prior Lender a Forbearance Fee of $1,000,000. Provided, however, that, so long as no Event of Default under the Loan Agreement has occurred (including as a result of a failure of the Company to pay down the Revolving Loans by $1,500,000 with the proceeds of the Purchaser Promissory Note, (i) if the Company consummates the Equity Investment by June 30, 2021, the Forbearance Fee shall be reduced by $250,000, to $750,000, and (ii) if the Company causes all of the obligations under the Loan Agreement to be paid in full, in cash, on or before September 30, 2021, the Forbearance Fee shall be reduced by an additional $500,000, to $250,000. These commitments were met and the final Forbearance Fee was $250,000.

The Company believes that it has been in compliance with the terms of the Line Capital financing since inception on September 30, 2021.

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
101*

Interactive Data Files, including the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
**	furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 16, 2022	Yunhong CTI Ltd.

By: /s/ Frank J. Cesario Frank J. Cesario Chief Executive Officer By: /s/ Frank J. Cesario Frank J. Cesario Acting Chief Financial Officer