Form 10-Q
period 2022-09-30
Yunhong CTI Ltd.
filed 2022-11-18
CIK 1042187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

The number of shares outstanding of the registrant’s common stock, no par value per share, as of November 10th, 2022 was 16,059,091 (excluding treasury shares).

INDEX

PART I – FINANCIAL INFORMATION

Item No. 1.	Financial Statements
	Condensed Consolidated Balance Sheets at September 30, 2022 (unaudited) and December 31, 2021	1
	Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three and nine months ended September 30, 2022 and September 30, 2021	2
	Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2022 and September 30, 2021	3
	Condensed Consolidated Statements of Shareholders’ Equity (unaudited) for the three and nine months ended September 30, 2022 and September 30, 2021	4
	Notes to Condensed Consolidated Financial Statements (unaudited)	6
Item No. 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item No. 3	Quantitative and Qualitative Disclosures Regarding Market Risk	22
Item No. 4	Controls and Procedures	22

PART II – OTHER INFORMATION

Item No. 1	Legal Proceedings	23
Item No. 1A	Risk Factors	23
Item No. 2	Unregistered Sales of Equity Securities and Use of Proceeds	23
Item No. 3	Defaults Upon Senior Securities	24
Item No. 4	Mine Safety Disclosures	24
Item No. 5	Other Information	24
Item No. 6	Exhibits	25
	Signatures	26
	Exhibit 31.1
	Exhibit 31.2
	Exhibit 32

Yunhong CTI, LTD

Condensed Consolidated Balance Sheets

	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$101,000	$66,000
Accounts receivable, net	1,411,000	3,443,000
Inventories, net	9,162,000	7,876,000
Prepaid expenses	574,000	625,000
Other current assets	89,000	464,000

Total current assets	11,337,000	12,474,000

Property, plant and equipment:
Machinery and equipment	17,647,000	17,470,000
Office furniture and equipment	2,076,000	2,076,000
Intellectual property	783,000	783,000
Leasehold improvements	36,000	23,000
Fixtures and equipment at customer locations	519,000	519,000
Projects under construction	153,000	223,000
	21,214,000	21,094,000
Less : accumulated depreciation and amortization	(20,242,000)	(19,951,000)

Total property, plant and equipment, net	972,000	1,143,000

Other assets:
Operating lease right-of-use	4,005,000	3,530,000
Other assets	-	135,000

Total other assets	4,005,000	3,665,000

TOTAL ASSETS	16,314,000	17,282,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade payables	$2,078,000	$2,132,000
Line of credit	3,972,000	5,003,000
Notes payable - current portion	266,000	726,000
Notes payable – related party, subordinated	-	1,193,000
Operating Lease Liabilities - current	509,000	670,000
Investor deposit liability	570,000	-
Accrued liabilities	894,000	647,000

Total current liabilities	8,289,000	10,371,000

Long-term liabilities:
Notes payable - noncurrent	462,000	-
Notes payable – related party, subordinated	1,252,000	-
Operating Lease Liabilities – noncurrent	3,496,000	2,860,000
Total long-term liabilities	5,210,000	2,860,000

TOTAL LIABILITIES	13,499,000	13,231,000

Equity:
Yunhong CTI, Ltd stockholders’ equity:
Series A Preferred Stock — no par value, 3,000,000 shares authorized, None and 500,000 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	-	3,155,000
Series B Preferred Stock — no par value, 170,000 shares authorized, 170,000 shares issued and outstanding at September 30, 2022 and December 31, 2021 respectively (liquidation preference - $1.7 million as of September 30, 2022)	1,817,000	1,715,000
Series C Preferred Stock — no par value, 170,000 shares authorized, None and 170,000 shares issued and outstanding at September 30, 2022 and December 31, 2021 respectively	-	1,630,000
Series D Preferred Stock — no par value, 170,000 shares authorized, None and 170,000 shares issued and outstanding at September 30, 2022 and December 31, 2021 respectively	-	1,512,000
Common stock - no par value, 50,000,000 shares authorized, 16,102,749 and 5,930,408 shares issued and16,059,991 and 5,886,750 shares outstanding at September 30, 2022 and December 31, 2021 respectively	21,283,000	14,538,000
Paid-in-capital	3,920,000	4,317,000
Accumulated deficit	(24,044,000)	(22,655,000)
Less: Treasury stock, 43,658 shares	(161,000)	(161,000)
		-
Total Yunhong CTI, Ltd Stockholders’ Equity	2,815,000	4,051,000

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$16,314,000	$17,282,000

See accompanying notes to condensed consolidated unaudited financial statements

Yunhong CTI, LTD

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021

Net Sales	$2,263,000	$5,184,000	$12,478,000	$17,495,000

Cost of Sales	2,021,000	4,528,000	10,394,000	14,559,000

Gross profit	242,000	656,000	2,084,000	2,936,000

Operating expenses:
General and administrative	896,000	833,000	2,731,000	2,730,000
Selling	32,000	33,000	104,000	98,000
Advertising and marketing	71,000	71,000	331,000	252,000
Gain on sale of assets	-	-	-	(3,357,000)

Total operating (income) expenses	999,000	937,000	3,166,000	(277,000)

(Loss)/income from operations	(757,000)	(281,000)	(1,082,000)	3,213,000

Other (expense) income:
Interest expense	(120,000)	(89,000)	(325,000)	(437,000)
Other income/(expense)	(92,000)	148,000	18,000	(79,000)

Total other expense, net	(212,000)	59,000	(307,000)	(516,000)

(Loss) /income from continuing operations before taxes	(969,000)	(222,000)	(1,389,000)	2,697,000

Income tax expense	-	-	-	-

Income (Loss) from continuing operations	(969,000)	(222,000)	(1,389,000)	2,697,000

Loss from discontinued operations, net	-	(416,000)	-	(1,232,000)

Net (Loss) / income	$(969,000)	$(638,000)	$(1,389,000)	$1,465,000

Less: Net income attributable to noncontrolling interest	-	(5,000)	-	727,000

Net (loss) / income attributable to Yunhong CTI, Ltd	$(969,000)	$(633,000)	$(1,389,000)	$738,000

Other Comprehensive Income (Loss)
Foreign currency adjustment	-	344,000	-	388,000
Comprehensive (loss) / income	$(969,000)	$(982,000)	$(1,389,000)	$1,077,000

Deemed Dividends on preferred stock and amortization of beneficial conversion feature	$(146,000)	$(168,000)	$(550,000)	$(1,878,000)

Net (Loss) / income attributable to Yunhong CTI Ltd common Shareholders	$(1,115,000)	$(801,000)	$(1,939,000)	$(1,140,000)

Basic (loss) / income per common share
Continuing operations	$(0.12)	$(0.07)	$(0.28)	$0.01
Discontinued operations	-	(0.07)	-	(0.21)
Basic (loss) / income per common share	$(0.12)	$(0.14)	$(0.28)	$0.20

Diluted (loss) / income per common share
Continuing operations	$(0.12)	$(0.07)	$(0.28)	$0.01
Discontinued operations	-	(0.07)	-	(0.21)
Diluted (loss) / income per common share	$(0.12)	$(0.14)	$(0.28)	$(0.20)

Weighted average number of shares and equivalent shares of common stock outstanding:
Basic	9,261,972	5,886,750	7,028,920	5,876,237

Diluted	9,261,972	5,886,750	7,028,920	5,876,237

See accompanying notes to condensed consolidated unaudited financial statements

Yunhong CTI, LTD

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended September 30,
	2022	2021

Cash flows from operating activities:
Net (loss) / income from continuing operations	$(1,389,000)	$2,697,000
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	291,000	357,000
Equity compensation expense	153,000	-
Gain on sale of building	-	(3,357,000)
Provision for losses on accounts receivable	-	154,000
Impairment of note receivable	-	95,000
Change in assets and liabilities:
Accounts receivable	2,032,000	169,000
Inventories	(1,286,000)	(401,000)
Prepaid expenses and other assets	562,000	(694,000)
Trade payables	(54,000)	(714,000)
Accrued liabilities	878,000	490,000

Net cash provided by (used in) operating activities	1,187,000	(1,204,000)

Cash flows from investing activities:
Purchases of property, plant and equipment	(121,000)	(94,000)
Sale of building	-	3,500,000

Net cash (used in) provided by investing activities	(121,000)	3,406,000

Cash flows from financing activities:
Repayment of debt and revolving line of credit	(1,031,000)	(3,730,000)
Proceeds from advance from investor	-	1,500,000
Proceeds from issuance of long-term debt and revolving line of credit	-	1,580,000

Net cash used in financing activities	(1,031,000)	(650,000)

Cash flows from discontinued operations:
Operating activities	-	(1,222,000)
Investing activities	-	(5,000)
Financing activities	-	-
Net cash provided by (used in) discontinued operations		(1,227,000)

Effect of exchange rate changes on cash	-	(12,000)

Net (decrease) / increase in cash and cash equivalents	35,000	313,000

Cash and cash equivalents at beginning of period	66,000	66,000

Cash and cash equivalents at end of period	$101,000	$379,000

Supplemental disclosure of cash flow information:
Cash payments for interest	$265,000	$527,000
Accrued Divided and Accretion on preferred stock	$550,000	$545,000
Issuance of Series C Preferred in exchange from advance from investor	$-	$1,500,000
Lease right-of-use assets and lease liability	$747,000	$3,916,000
Amortization of beneficial conversion feature and deemed dividend on Series C Preferred stock	$-	$1,500,000
Conversion Series A, C and D Preferred stock	$6,745,000	$-

See accompanying notes to condensed consolidated unaudited financial statements

Yunhong CTI, Ltd

Consolidated Statements of Stockholders’ Equity

	Yunhong CTI, Ltd
	Series A		Series B		Series C		Series D		Common			Accumulated	Less
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Stock		Paid-in	(Deficit)	Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	TOTAL
Balance June 30, 2022	500,000	$3,355,000	170,000	$1,783,000	170,000	$1,698,000	170,000	$1,580,000	5,955,408	$14,538,000	$4,005,000	$(23,075,000)	(44,000)	$(161,000)	3,723,000

Accrued Deemed Dividend - Series A Preferred Stock		66,667									(66,667)				-
Conversion – Series A Preferred Stock	(500,000)	(3,421,667)							6,278,990	3,421,667
Accrued Deemed Dividend - Series B Preferred Stock				34,000							(34,000)				-
Accrued Deemed Dividend - Series C Preferred Stock						22,667					(22,667)				-
Conversion – Series C Preferred Stock					(170,000)	(1,720,667)			1,985,702	1,720,667
Accrued Deemed Dividend - Series D Preferred Stock								22,667			(22,667)				-
Conversion – Series D Preferred Stock							(170,000)	(1,602,667)	1,826,399	1,602,667
Stock Issuance									56,250-						-
Equity Compensation Charge											61,000				61,000
Net Income (Loss)												(969,000)			(969,000)
Balance September 30, 2022	-	$-	170,000	$1,817,000	-	$-	-	$-	16,102,749	$21,283,001	$3,920,000	$(24,044,000)	(44,000)	$(161,000)	2,815,000

Yunhong CTI, Ltd

Consolidated Statements of Stockholders’ Equity

	Yunhong CTI, Ltd
	Series A		Series B		Series C		Series D		Common			Accumulated	Less
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Stock		Paid-in	(Deficit)	Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	TOTAL
Balance December 31, 2021	500,000	$3,155,000	170,000	$1,715,000	170,000	$1,630,000	170,000	$1,512,000	5,930,408	$14,538,000	$4,317,000	$(22,655,000)	(44,000)	$(161,000)	4,051,000

Accrued Deemed Dividend - Series A Preferred Stock		266,667									(266,667)				-
Conversoin – Series A Preferred Stock	(500,000)	(3,421,667)							6,278,990	3,421,667
Accrued Deemed Dividend - Series B Preferred Stock				102,000							(102,000)				-
Accrued Deemed Dividend - Series C Preferred Stock						90,667					(90,667)				-
Conversion – Series C Preferred Stock					(170,000)	(1,720,667)			1,985,702	1,720,667
Accrued Deemed Dividend - Series D Preferred Stock								90,667			(90,667)				-
Conversion – Series D Preferred Stock							(170,000)	(1,602,667)	1,826,399	1,602,667
Stock Issuance									81,250						-
Equity Compensation Charge											153,000				153,000
Net Income (Loss)												(1,389,000)			(1,389,000)
Balance September 30, 2022	-	$-	170,000	$1,817,000	-	$-	-	$-	16,102,749	$21,283,001	$3,920,000	$(24,044,000)	(44,000)	$(161,000)	2,815,000

See accompanying notes to condensed consolidated unaudited financial statements

Yunhong CTI, Ltd

Consolidated Statements of Stockholders’ Equity

	Yunhong CTI, Ltd
													Accumulated
	Series A		Series B		Series C		Series D		Common			Accumulated	Other	Less
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Stock		Paid-in	(Deficit)	Comprehensive	Treasury Stock		Noncontrolling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Interest	TOTAL
Balance December 31, 2020	500,000	$2,754,000	-	$-	-	$-			5,827,000	$14,538,000	$5,042,000	$(14,382,000)	$(5,885,000)	(44,000)	$(161,000)	$(718,000)	1,188,000

Series D Convertible Preferred Stock Issuance																	-
Series C Convertible Preferred Stock Issuance					170,000	1,500,000											1,500,000
Series B Convertible Preferred Stock Modification			170,000	1,613,000													1,613,000
Convertible Preferred Stock Issuance - conversion of debt																	-

Preferred Stock converted																	-
Common stock issued for placement agent fees																	-
Warrants issued to placement agent and other issuance costs																	-
Common stock issued for warrants exercised - cashless									103,000
Common stock issued - cashless
Placement agent fees and issuance costs																	-
Beneficial Conversion feature (BCF) on Series A Preferred Stock		(2,468,473)		-		-					2,468,473						-
Deemed Dividend on BCF of Series A Preferred Stock		2,468,473		-		-					(2,468,473)						-
BCF on Series C Preferred Stock											1,500,000						1,500,000
Deemed Dividend on BCF of Series C Preferred Stock											(1,500,000)						(1,500,000)
Accrued Deemed Dividend - Series A Preferred Stock		100,000		-		-					(100,000)						-
Accrued Deemed Dividend - Series B Preferred Stock				-							(34,000)						(34,000)
Accrued Deemed Dividend - Series C Preferred Stock						28,000					(28,000)						-
Accretion of Series B Preferred Stock											(47,000)						(47,000)
Completion of HFS																	-
Net Income (Loss)												(422,000)				41,000	(381,000)
Foreign Currency Translation													(16,000)			-	(16,000)
Balance March 31, 2021	500,000	$2,854,000	170,000	$1,613,000	170,000	$1,528,000	-	$-	5,930,000	$14,538,000	$4,833,000	$(14,804,000)	$(5,901,000)	(44,000)	$(161,000)	$(677,000)	3,823,000

Series D Convertible Preferred Stock Issuance																	-
Series C Convertible Preferred Stock Issuance																	-
Series B Convertible Preferred Stock Modification																	-
Common stock issued for warrants exercised - cashless
BCF on Series C Preferred Stock																	-
Deemed Dividend on BCF of Series C Preferred Stock																	-
Accrued Deemed Dividend - Series A Preferred Stock		200,000		-		-					(200,000)						-
Accrued Deemed Dividend - Series B Preferred Stock				68,000							(68,000)						-
Accrued Deemed Dividend - Series C Preferred Stock						68,000					(68,000)						-
Accretion of Series B Preferred Stock																	-
Net Income (Loss)												1,119,000
Foreign Currency Translation													(373,000)
Balance September 30, 2021	500,000	$3,054,000	170,000	$1,681,000	170,000	$1,596,000	-	$-	5,930,000	$14,538,000	$4,497,000	$(13,645,000)	$(6,273,000)	(44,000)	$(161,000)	$10,000	5,296,000

See accompanying notes to condensed consolidated unaudited financial statements

Yunhong CTI Ltd. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 - Basis of Presentation

The accompanying condensed (a) consolidated balance sheet as of September 30, 2022 and (b) the unaudited interim condensed consolidated financial statements have been prepared and, in the opinion of management, contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the consolidated financial position and the consolidated statements of comprehensive income and consolidated cash flows for the periods presented in conformity with generally accepted accounting principles for interim consolidated financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America. Operating results for the three and six months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2022. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2021, filed on April 15, 2022, which can be found on the Company’s website (www.ctiindustries.com) or www.sec.gov.

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

As of September 30, 2022 and 2021, shares to be issued upon the exercise of options and warrants aggregated 128,000 and none, respectively. As of September 30, 2022, shares to be issued upon the conversion of Series A, Series B, Series C, and Series D Preferred Stock is summarized in Note 5. For the nine months ended September 30, 2022, no assumed conversions were included in the determination of earnings on a diluted basis, as doing so would have been anti-dilutive.

Significant Accounting Policies:

The Company’s significant accounting policies are summarized in Note 2 of the Company’s consolidated financial statements for the year ended December 31, 2021. There were no significant changes to these accounting policies during the three and nine months ended September 30, 2022.

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

Note 2 – Discontinued Operations

During October 2021, the Company sold its interest in Flexo Universal, S. de R.L. de C.V. (“Flexo”), a manufacturer of latex balloons based in Guadalajara, Mexico. The Company received $100,000 cash, a note originally worth $400,000, and title to certain manufacturing equipment. The balance of the note receivable was $90,000 and $255,000 as of September 30, 2022 and December 31, 2021, respectively. The Company recorded a loss from discontinued operations, net of taxes, of $416,000 and $1,232,000 for the three and nine month periods ended September 30, 2021 and none for the three and nine month periods ended September 30, 2022.

In July 2019 management and the Board engaged in a review of CTI Balloons and CTI Europe and determined that they are not accretive to the Company overall, add complexity to the Company’s structure and utilize resources. Therefore, as of July 19, 2019, the board authorized management to divest of CTI Balloons and CTI Europe. These actions are being taken to focus our resources and efforts on our core business activities, particularly foil balloons and ancillary products based in North America. The Company determined that these entities met the held-for-sale and discontinued operations accounting criteria. Accordingly, the Company has reported the results of these operations as discontinued operations in the Consolidated Statements of Comprehensive Income and presented the related assets and liabilities as held-for-sale in the Consolidated Balance Sheets. These changes have been applied for all periods presented. The disposal of CTI Europe was delayed due to COVID issues but was completed during 2021. The Company divested its CTI Balloons (United Kingdom) subsidiary in the fourth quarter 2019.

CTI Europe recorded a gain from discontinued operations, net of taxes of $45,000 and $146,000 for the three and nine month periods ended September 30, 2021, and none during the three and nine month periods ended September 30, 2022, respectively, which is included in the above. As of September 30, 2022 and December 31, 2021, there were no assets or liabilities related to discontinued operations.

Summarized Discontinued Operations Financial Information

The following table summarizes the major line items for the operations that are included in the income from discontinued operations, net of tax line item in the Unaudited Consolidated Statements of Comprehensive Income for the nine months ended:

	September 30, 2022	September 30, 2021
Income Statement
Net Sales	$-	$2,481,000
Cost of Sales	-	2,883,000

Gross Loss	-	(402,000)

SG&A	-	710,000

Operating Income	-	(1,112,000)

Other Expense	-	120,000

Pretax loss from discontinued operations	-	(1,232,000)

Gain from classification to held for sale	-	-

Net Income (loss) from discontinued operations	-	(1,232,000)

Non-controlling Interest share of profit/loss	-	727,000

Net Loss	$-	$505,000

Note 3 – Liquidity and Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has a cumulative net loss from inception to September 30, 2022 of approximately $24 million. The accompanying financial statements for the three and nine months ended September 30, 2022 have been prepared assuming the Company will continue as a going concern. The Company’s cash resources from operations may be insufficient to meet its anticipated needs during the next twelve months. If the Company does not execute its plan, it may require additional financing to fund its future planned operations.

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

The Company’s primary sources of liquidity have traditionally been comprised of cash and cash equivalents as well as availability under the Credit Agreement in place at the time (see Note 4). We endured compliance failures with covenants until September 2021 when we refinanced our credit facility. We believe we have been in compliance with our new credit facility since that time. As of September 30, 2022 we have drawn approximately $4.0 million of the maximum $6.0 million revolving line of credit, which is available subject to the value of receivables and inventory that support the line. Through September 30, 2022, the Company has received approximately $160,000 in Employee Retention Tax Credits from the United States Government related to claims that were filed during 2021. $123,000 is listed as General and Administrative, while the remainder is in Other Income.

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

Interest on the Senior Facilities shall be the prime rate published from time to time published in the Wall Street Journal (6.25% as of October 7, 2022), plus 1.95% per annum, accruing daily and payable monthly. Interest shall be calculated on the basis of a 360-day year for the actual number of days elapsed. The Term Loan Facility shall be repaid by the Company to Lender in 48 equal monthly installments of principal and interest, each in the amount of $15,000, commencing on November 1, 2021, and continuing on the first day of each month thereafter until the Term Loan Maturity Date (as defined in the Agreement). Also, the Company will pay the Lender collateral monitoring fees of 4.62% of the eligible accounts receivable, inventory, and equipment supporting the Revolving Credit Facility and the Term Loan. In addition, the Company paid the Lender a loan fee of 1.25% of the Maximum Revolver Amount and the Term Loan Amount upon the execution of the Agreement. During August 2022 the terms above were modified to reduce the collateral monitoring fee to 2.77%, and added a provision that barred the Company from repaying the facility prior to September 2023.

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

The Senior Facilities require that the Company shall, commencing December 31, 2021, maintain Tangible Net Worth of at least $4,000,000 or greater (“Minimum Tangible Net Worth”). Minimum Tangible Net Worth may be adjusted downward by the Lender, from time to time, in its sole and absolute discretion, based on the effect of non-cash charges and other factors on the calculation of Tangible Net Worth. Other debt subordinated to Lender is not considered as a reduction of this calculation. The Company believes it was in compliance with this covenant during all relevant months, including as of September 30, 2022 and December 31, 2021, respectively. As of September 30, 2022 we have drawn approximately $4.0 million of the maximum $6.0 million revolving line of credit, which is available subject to the value of receivables and inventory that support the line.

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

As of September 30, 2022 and December 31, 2021, respectively, the term loan balance amounted to $0.5 million and $0.6 million, which consisted of the principal and interest payable balance of approximately $0.6 million and $0.7 million, respectively, and deferred financing costs of $0.1 million for each period. The balance of the Revolving Line of Credit as of September 30, 2022 and December 31, 2021 amounted to $3,972,000 and $5,003,000, respectively.

As of January 1, 2019, the Company had a note payable to John H. Schwan, former Director and former Chairman of the Board, for $1.6 million, including accrued interest. This loan accrues interest, is due December 31, 2023, and is subordinate to the Senior Facilities. During January 2019, Mr. Schwan converted $600,000 of the note into approximately 181,000 shares of our common stock at the then market rate of $3.32 per share. As a result of the conversion, the loan balance decreased to $1 million. The loan and interest payable to Mr. Schwan amounted to approximately $1.2 million as of September 30, 2022 and December 31, 2021, respectively. No payments were made to Mr. Schwan during 2022 or 2021. Interest expense related to this loan amounted to $18,000 and $54,000 for the three and nine months ended September 30, 2022, respectively and $17,000 and $51,000 during the three and nine months ended September 30, 2021, respectively.

As of September 30, 2022 and December 31, 2021, the Company had a note payable to Alex Feng for approximately $0.2 million. This loan accrues interest at a rate of 3% and is subordinated to the Senior Facilities. In accordance with the subordination agreement, payments may be made beginning April 2022 subject to availability under the revolving line of credit, and the maturity date for this loan is March 2024.

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

The issuance of the Series A Preferred generated a beneficial conversion feature (BCF), which arises when a debt or equity security is issued with an embedded conversion option that is beneficial to the investor or in the money at inception because the conversion option has an effective strike price that is less than the market price of the underlying stock at the commitment date. The fair value of the common stock into which the Series A Preferred was convertible exceeded the allocated purchase price fair value of the Series A Preferred Stock at the closing dates by approximately $2.5 million as of the closing dates. We recognized this BCF by allocating the intrinsic value of the conversion option, to additional paid-in capital, resulting in a discount on the Series A Preferred. As the Series A Preferred is immediately convertible, the Company accreted the discount on the date of issuance. The accretion was recognized as dividend equivalents. Holders of the Series A Preferred will be entitled to receive quarterly dividends at the annual rate of 8% of the stated value ($10 per share). Such dividends may be paid in cash or in shares of common stock at the Company’s discretion. In the three and nine months ended September 30, 2022, the Company accrued $67,000 and $267,000 of these dividends in each period, respectively. On September 1, 2022, the investor converted Preferred Series A into 5 million shares of common stock and approximately 1.3 million shares of common stock representing accrued dividends.

Series B Convertible Preferred Stock

In November 2020, we issued 170,000 shares of Series B Preferred for an aggregate purchase price of $1,500,000. The Series B Preferred have an initial stated value of $10.00 per share and liquidation preference over common stock. The Series B Preferred is convertible into shares of our common stock equal to the number of shares determined by dividing the sum of the stated value and any accrued and unpaid dividends by the conversion price of $1.00. The Series B Preferred accrues dividends at a rate of 8 percent per annum, payable at our election either in cash or shares of the Company’s common stock. Initially, the Series B Preferred, in whole or part, was redeemable at the option of the holder (but not mandatorily redeemable) at any time on or after November 30, 2021 for the stated value, plus any accrued and unpaid dividends and thus was classified as mezzanine equity and initially recognized at fair value of $1.5 million (the proceeds on the date of issuance). In March 2021, the terms of the Series B Preferred were modified to eliminate the ability of the holder to redeem the Series B Preferred. As the Series B Preferred is no longer redeemable, the Series B Preferred is not classified as mezzanine equity as of September 30, 2022 or December 31, 2021. As a result, the carrying value as of September 30, 2022 and December 31, 2021 amounted to $1,817,000 and $1,715,000, respectively. The September 30, 2022 balance consists of $1,500,000 original carrying value, $270,000 accrued dividends and $47,000 accretion.

Series C Convertible Preferred Stock

In January 2021 we entered into an agreement with a related party, LF International Pte. Ltd. which is controlled by Company director and Chairman, Mr. Yubao Li, to purchase shares of Series C Preferred stock. We issued 170,000 shares of Series C Preferred for an aggregate purchase price of $1,500,000. The Series C Preferred have an initial stated value of $10.00 per share and liquidation preference over common stock. The Series C Preferred is convertible into shares of our common stock equal to the number of shares determined by dividing the sum of the stated value and any accrued and unpaid dividends by the conversion price of $1.00. The Series C Preferred accrues dividends at a rate of 8 percent per annum, payable at our election either in cash or shares of the Company’s common stock. The issuance of the Series C Preferred generated a beneficial conversion feature (BCF), which arises when a debt or equity security is issued with an embedded conversion option that is beneficial to the investor or in the money at inception because the conversion option has an effective strike price that is less than the market price of the underlying stock at the commitment date. The fair value of the common stock into which the Series C Preferred was convertible exceeded the allocated purchase price of the Series C Preferred at the closing dates by greater than the allocated purchase price. Therefore, the BCF was the purchase price of the Series C Preferred ($1.5 million) and was allocated to Additional Paid-in Capital, resulting in a discount on the Series C Preferred Stock. As the Series C Preferred Stock is immediately convertible, the Company accreted the discount on the date of issuance. The accretion to the carrying value of the Series C Preferred is treated as a deemed dividend, recorded as a charge to Additional Paid in Capital and deducted in computing earnings per share. The carrying value as of September 30, 2022 and December 31, 2021 amounted to $1,698,000 and $1,630,000, respectively. On September 1, 2022, the investor converted Series C into 1.7 million shares of common stock and accrued dividends in the amount of approximately 0.3 million shares of common stock.

Series D Convertible Preferred Stock

In June 2021, the Company received $1.5 million from an unrelated third party as an advance on a proposed sale of Series D Redeemable Convertible Preferred Stock. As of September 30, 2021, the Company was in the process of negotiating and finalizing the terms of the arrangement. As the agreement was not finalized as of September 30, 2021, the $1.5 million advance was classified as Advance from Investor within liabilities on the balance sheet at that time. As of December 31, 2021, the terms had been finalized, the investment was classified as equity, similar to the prior Convertible Preferred issuances, above. The issuance of the Series D Preferred generated a beneficial conversion feature (BCF), which arises when a debt or equity security is issued with an embedded conversion option that is beneficial to the investor or in the money at inception because the conversion option has an effective strike price that is less than the market price of the underlying stock at the commitment date. The fair value of the common stock into which the Series D Preferred was convertible exceeded the allocated purchase price fair value of the Series D Preferred Stock at the closing dates by approximately $0.3 million as of the closing dates. We recognized this BCF by allocating the intrinsic value of the conversion option, to additional paid-in capital, resulting in a discount on the Series D Preferred. As the Series D Preferred is immediately convertible, the Company accreted the discount on the date of issuance. The accretion was recognized as dividend equivalents. Holders of the Series D Preferred will be entitled to receive quarterly dividends at the annual rate of 8% of the stated value ($10 per share). Such dividends may be paid in cash or in shares of common stock at the Company’s discretion. In addition, 128,000 warrants to purchase the Company’s common stock were issued with respect to this transaction. These warrants are exercisable until December 1, 2024, at the lower of $1.75 per share or 85% of the variable price based on the ten day volume weighted average price (“VWAP”) of the Company’s common stock. The value of these warrants was determined to be $230,000 and recorded as an allocation of paid in capital associated with this transaction. The carrying value as of September 30, 2022 and December 31, 2021 amounted to $1,580,000 and $1,512,000, respectively. On September 1, 2022, the investor converted Preferred Series D into 1.7 million shares of common stock and received accrued dividends of approximately 0.1 million shares of common stock.

Preferred Stock Rollforward	Balance as of December 31, 2021	Accrued Deemed Dividends	Balance as of September 30, 2022
Series B	1,715,000	102,000	1,817,000

Warrants

A summary of the Company’s stock warrant activity is as follows:

	Shares under Option	Weighted Average Exercise Price
Balance at December 31, 2021	128,000	$1.75
Granted	-	-
Cancelled/Expired	-	-
Exercised/Issued	-	-
Outstanding at September 30, 2022	128,000	1.75

Exercisable at September 30, 2022	128,000	$1.75

As of September 30, 2022 and December 31, 2021 the Company reserved the following shares of its common stock for the exercise of warrants, and preferred stock:

Series B Preferred Stock	1,700,000
2021 Warrants	128,572
Shares reserved as of September 30, 2022 and December 31, 2021	1,828,572

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

● The restrictions on 56,250 shares of the award will lapse and the award will vest in the event the Company is able to refinance its current lender with a traditional lender on terms and conditions customary for such financing. On August 23, 2022, the Compensation Committee determined that the refinancing described in Note 4 satisfied this condition.

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

Note 7 - Inventories, Net

	September 30, 2022	December 31, 2021
Raw materials	$1,387,000	$1,249,000
Work in process	2,773,000	2,492,000
Finished goods	5,176,000	4,425,000
Allowance for excess quantities	(174,000)	(290,000)
Total inventories	$9,162,000	$7,876,000

Note 8 - Concentration of Credit Risk

Concentration of credit risk with respect to trade accounts receivable is generally limited due to the large number of entities comprising the Company’s customer base. The Company performs ongoing credit evaluations and provides an allowance for potential credit losses against the portion of accounts receivable which is estimated to be uncollectible. Such losses have historically been within management’s expectations. During the three and nine months ended September 30, 2022 and 2021, there were two customers whose purchases represented more than 10% of the Company’s consolidated net sales. Sales to these customers for the three and nine months ended September 30, 2022 and 2021 are as follows:

	Three Months Ended		Three Months Ended
	September 30, 2022		September 30, 2021
Customer	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Customer A	$1,104,000	49%	$3,398,000	66%
Customer B	$176,000	8%	$277,000	5%

	Nine Months Ended		Nine Months Ended
	September 30, 2022		September 30, 2021
Customer	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Customer A	$5,436,000	44%	$10,876,000	62%
Customer B	$2,846,000	23%	$2,384,000	14%

As of September 30, 2022, the total amounts owed to the Company by these customers were approximately $679,000 or 45% of the Company’s consolidated net accounts receivable. The amounts owed at September 30, 2021 by these customers were approximately $1,451,000 or 38% of the Company’s consolidated net accounts receivable.

Note 9 - Related Party Transactions

John H. Schwan, who resigned as Chairman of the Board on June 1, 2020, has made loans to the Company which had outstanding balances of approximately $1.2 million as of September 30, 2022 and December 31, 2021, respectively. No payments were made to Mr. Schwan since 2019. Interest expense related to this loan amounted to $18,000 and $54,000 for the three and nine months ended September 30, 2022, and $17,000 and $51,000 for the three and nine months ended September 30, 2021, respectively. Mr. Schwan is the father of Jana Schwan, the Company’s Chief Operating Officer.

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

When this lease was extended during March 2022, the ROU (right of use) asset increased to $4,277,000, from $3,530,000 at December 31, 2021. The ROU liabilities also increased to $500,000 (current) and $3,777,000 (noncurrent), from $648,000 and $2,860,000, respectively, as of December 31, 2021. As of September 30, 2022, the ROU liability (current) was $509,000 and (noncurrent) $3,496,000, and the ROU asset was $4,005,000.

Note 11 – Subsequent Events

During November 2021, we worked with a professional tax advisory firm to prepare Employee Retention Tax Credit claims and submit related amended payroll tax returns. During 2022 we received approximately $160,000 related to these claimed credits, in accordance with the amended tax returns. As the ultimate timing of processing of these claims is unknown, during September 2022 we negotiated an agreement to monetize our remaining Employee Retention Tax Credit claim for approximately $1.2 million in exchange for immediate funding of $0.9 million. This agreement was executed and funded during October 2022. We may be obligated to refund this advance, without interest or penalty, in the event our claim is ultimately rejected. The result of this transaction will be recorded as cash received and deferred income in the October 2022 financial statements.

During August and September 2022, an investor deposited funds totaling 570,000 with the Company. The investor intends this to become an equity transaction. As the parties have not agreed to terms surrounding any such investment, these funds are being held and a current liability has been recorded in this amount.

On November 8, 2022, the Company’s Audit Committee and independent auditors, LJ Soldinger Associates, LLC, held a telephonic meeting, following which the Company terminated the audit relationship. The Company intends to hire new independent public accountants in the near future.

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

Overview

We produce film products for novelty, packaging and container applications. These products include foil balloons, latex balloons and related products, films for packaging and custom product applications, and flexible containers for packaging and consumer storage applications. We produce all of our film products for packaging, container applications and most of our foil balloons at our plant in Lake Barrington, Illinois. We used to produce our latex balloons and latex products at a majority-owned facility in Guadalajara, Mexico (Flexo Universal, or Flexo). This facility was sold during October 2021. Now the Company purchases latex balloons from an unrelated vendor and distributes in the United States, primarily to those customers that prefer a combined solution for foil and latex balloons.. Substantially all of our film products for packaging and custom product applications are sold to customers in the United States. We market and sell our novelty items, Candy Blossoms (balloons and candy arranged to look like a flower bouquet for gifting) and flexible containers for consumer use primarily in the United States.

On April 23, 2021, the Company entered into a Purchase and Sale Agreement (“PSA”) with an unaffiliated purchaser (the “Purchaser”) pursuant to which the Company sold its facility in Lake Barrington, Illinois (the “Lake Barrington Facility”), in which our headquarters office, production and warehouse space are located, to the Purchaser. The sale price for the Lake Barrington Facility was $3,500,000, consisting of $2,000,000 in cash and a promissory note with a principal amount of $1,500,000, due and payable on May 3, 2021 (the “Purchaser Promissory Note”). Concurrently with the closing under the PSA, the Company and the Purchaser entered into a lease agreement pursuant to which the Company agreed to lease the Lake Barrington Facility from the Purchaser for a period of ten years. The annual base rent commences at $500,000 for the first year of the term and escalates annually to $652,386 during the last year of the term of the lease. Concurrently with the entry into the PSA and the Lease, the Company entered into a Consent, Forbearance and Amendment No. 6 to Revolving Credit, Term Loan and Security Agreement (the “Amendment Agreement”) with its then-lender PNC for itself and for the other participant lenders thereunder (collectively, the “Prior Lender”). Prior to entering into the Amendment Agreement, PNC had notified the Company that various events of default had occurred under the Loan Agreement (the “Existing Defaults”) and were continuing. Pursuant to the Amendment Agreement, the Prior Lender consented to the transactions contemplated by the PSA and the Lease, as required under the Loan Agreement. As a condition to the Amendment Agreement, the Company agreed that the full $2,000,000 in cash proceeds from the sale of the Lake Barrington Facility would be applied to repay the $2,000,000 term loan owed to the Prior Lender pursuant to the Loan Agreement. The Company further agreed that $1,500,000 in proceeds from the Purchaser Promissory Note will be applied to amounts due and owing to the Prior Lender under revolving credit advances made pursuant to the Loan Agreement (the “Revolving Loans”). Pursuant to the Amendment Agreement, the Prior Lender agreed to forbear from exercising its rights and remedies with respect to the Existing Event of Defaults under the Loan Agreement for a period ending on the earlier of September 30, 2021, the occurrence of a new event of default under the Loan Agreement, or the occurrence of a Termination Event (as defined therein). Additionally, certain additions and amendments to the Loan Agreement were set forth in the Amendment Agreement.

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

Interest on the Senior Facilities shall be the prime rate published from time to time published in the Wall Street Journal (6.25% as of October 7, 2022), plus 1.95% per annum, accruing daily and payable monthly. Interest shall be calculated on the basis of a 360-day year for the actual number of days elapsed. The Term Loan Facility shall be repaid by the Company to Lender in 48 equal monthly installments of principal and interest, each in the amount of $15,234, commencing on November 1, 2021, and continuing on the first day of each month thereafter until the Term Loan Maturity Date (as defined in the Agreement). Also, the Company will pay the Lender collateral monitoring fees of 4.62% of the eligible accounts receivable, inventory, and equipment supporting the Revolving Credit Facility and the Term Loan. In addition, the Company paid the Lender a loan fee of 1.25% of the Maximum Revolver Amount and the Term Loan Amount upon the execution of the Agreement. During August 2022, these terms were modified to reduce the collateral monitoring fee to 2.77% and prevent the Company from repaying the facility prior to September 2023.

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

The Senior Facilities require that the Company shall, commencing December 31, 2021, maintain Tangible Net Worth of at least $4,000,000 or greater (“Minimum Tangible Net Worth”). Minimum Tangible Net Worth may be adjusted downward by the Lender, from time to time, in its sole and absolute discretion, based on the effect of non-cash charges and other factors on the calculation of Tangible Net Worth. Other debt subordinated to Lender is not considered as a reduction of this calculation. The Company believes it was in compliance with this covenant during each relevant month, including as of September 30, 2022 and December 31, 2021.

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

As of September 30, 2022 and December 31, 2021, the term loan balance amounted to $0.5 million and $0.6 million, respectively, which consisted of the principal and interest payable balance of $0.6 million and $0.7 million and deferred financing costs of $0.1 million. The balance of the Revolving Line of Credit as of September 30, 2022 and December 31, 2021 amounted to $3.9 and $5.0 million, respectively.

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

Results of Operations

Net Sales. For the three month periods ended September 30, 2022 and 2021, net sales were $2,263,000 and $5,184,000, respectively.

For the three-month period ended September 30, 2022 and 2021, net sales by product category were as follows:

	Three Months Ended
	September 30, 2022		September 30, 2021
	$	% of	$	% of
Product Category	(000) Omitted	Net Sales	(000) Omitted	Net Sales	Variance	% change

Foil Balloons	1,612	71%	4,295	83%	(2,683)	(62)%

Film Products	537	24%	689	13%	(152)	(22)%

Other	114	5%	200	4%	(86)	(43)%

Total	2,263	100%	5,184	100%	(2,921)	(56)%

For the nine month periods ended September 30, 2022 and 2021, net sales were $12,478,000 and $17,495,000, respectively.

For the nine month period ended September 30, 2022 and 2021, net sales by product category were as follows:

	September 30, 2022		September 30, 2021
	$	% of	$	% of
Product Category	(000) Omitted	Net Sales	(000) Omitted	Net Sales	Variance	% change

Foil Balloons	8,118	65%	13,793	79%	(5,675)	(41)%

Film Products	1,900	15%	1,500	9%	400	27%

Other	2,460	20%	2,202	12%	258	12%

Total	12,478	100%	17,495	100%	(5,017)	(29)%

Foil Balloons. Revenues from the sale of foil balloons decreased during the three months period from $4,295,000 ending September 30, 2021 compared to $1,612,000 during the three month period of 2022. Revenues from the sale of foil balloons decreased during the nine month period from $13,793,000 ending September 30, 2021 compared to $8,118,000 during the nine month period of 2022. An increase in the price of helium during 2022 negatively impacted customers of most types of foil balloons. This price increase was the result of both the broad inflationary pressures and restrictions on trade with Russia, as we believe the latter supplies approximately 5% of the helium used in the marketplace. This combined with temporary individual supply issues created increased pricing in the market. We also discontinued certain products for which we were not able to secure adequate inflationary price increases. The price of helium has reduced during recent months and there are reasons to believe that it will continue to trend lower over the next several months. This dynamic had a severe impact on the sales of foil balloons, particularly for our largest customer.

Films. Revenues from the sale of commercial films were $537,000 and $1,900,000 during the three and nine month periods ended September 30, 2022, compared to $689,000 and $1,500,000 during the same periods of 2021.

Other Revenues. Revenues from the sale of other products were $114,000 and $2,460,000 during the three and nine month periods ended September 30, 2022, compared to $200,000 and $2,202,000 during the same periods of 2021. The revenues from the sale of other products during these periods include (i) sales of a line of “Candy Blossoms” and similar products consisting of candy and small inflated balloons sold in small containers, (ii) latex balloons, and (iii) the sale of accessories and supply items related to balloon products.

Sales to a limited number of customers continue to represent a large percentage of our net sales. The table below illustrates the impact on sales of our top three and ten customers for the three month periods ended September 30, 2022 and 2021.

	Three Months Ended September 30,
	% of Sales
	2022	2021

Top 3 Customers	79%	83%

Top 10 Customers	96%	90%

	Nine Months Ended September 30,
	% of Sales
	2022	2021

Top 3 Customers	89%	82%

Top 10 Customers	92%	89%

During the three and nine months ended September 30, 2022 and 2021, there were two customer whose purchases represented more than 10% of the Company’s consolidated net sales. Sales to these customers for the three and nine months ended September 30, 2022 and 2021 are as follows:

	Three Months Ended		Three Months Ended
	September 30, 2022		September 30, 2021
Customer	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Customer A	$1,104,000	49%	$3,398,000	66%
Customer B	$176,000	8%	$277,000	5%

	Nine Months Ended		Nine Months Ended
	September 30, 2022		September 30, 2021
Customer	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Customer A	$5,436,000	44%	$10,876,000	62%
Customer B	$2,846,000	23%	$2,384,000	14%

As of September 30, 2022, the total amounts owed to the Company by these customers were approximately $679,000 or 45% of the Company’s consolidated net accounts receivable. The amounts owed at September 30, 2021 by these customers were approximately $1,451,000 or 38% of the Company’s consolidated net accounts receivable.

Cost of Sales. During the three and nine month period ended September 30, 2022, the cost of sales was $2,021,000 and $10,394,000, compared to $4,528,000 and $14,559,000 respectively for the same period of 2021 due to lower sales volume. As a percentage of sales, cost of sales was 89% and 83% during the three and nine months ended September 30, 2022, compared to 87% and 83% during the three and nine months ended September 30, 2021.

General and Administrative. During the three and nine month period ended September 30, 2022, general and administrative expenses were $896,000 and $2,731,000 compared to $833,000 and $2,730,000 respectively for the same periods in 2021.

Selling, Advertising and Marketing. During the three and nine month period ended September 30, 2022, selling, advertising and marketing expenses were $103,000 and $435,000 as compared to $104,000 and $350,000 respectively for the same periods in 2021. The Company expanded its customer outreach and engagement activities during 2022

Gain on Sale of Assets. On April 23, 2021, the Company sold its facility in Lake Barrington, Illinois and as a result of the sale recognized a gain amounting to $3,357,000.

Other Income (Expense). During the three and nine month period ended September 30, 2022, the Company incurred interest expense of $120,000 and $325,000 compared to interest expense of $89,000 and $437,000 respectively during the same period of 2021. Interest expense decreased due to the reduction of the Company’s senior debt facility, as well as the manner of charges from the Company’s lender during the relevant period. The lender during 2021 charged more interest, while the lender during 2022 charges lower interest and a monitoring fee that is recorded in General and Administrative expenses.

Financial Condition, Liquidity and Capital Resources

Cash Flow Items.

Operating Activities. During the nine months ended September 30, 2022, net cash provided by operations was $1,187,000, compared to net cash used by operations during the nine months ended September 30, 2021 of $1,204,000.

Significant changes in working capital items during the nine months ended September 30, 2022 included:

●	A decrease in accounts receivable of $2,032,000 compared to a decrease in accounts receivable of $169,000 in the same period of 2021.

●	An increase in inventory of $1,286,000 compared to an increase in inventory of $401,000 in 2021.

●	A decrease in trade payables of $54,000 compared to an decrease in trade payables of $714,000 in 2021.

●	A gain on sale of assets of $3,357,000 in 2021

●	An decrease in prepaid expenses and other assets of $562,000 compared to an increase of $694,000 in 2021.

●	An increase in accrued liabilities of $877,000 compared to an increase in accrued liabilities of $490,000 in 2021.

Investing Activity. During the nine months ended September 30, 2022, cash used in investing activity was $121,000, compared to cash provided by investing activity for the same period of 2021 in the amount of $3,406,000. Investing activity consisted principally of the cash flows from the sale and leaseback of our Lake Barrington, Illinois facility, as further described below under the heading “Liquidity and Capital Resources”.

Financing Activities. During the nine months ended September 30, 2022, cash used in financing activities was $1,031,000 compared to cash used in financing activities for the same period of 2021 in the amount of $650,000. Financing activity consisted principally of changes in the balances of revolving and long-term debt, as well as additional investment during 2021.

Discontinued Operations. During the nine months ended September 30, 2021, cash used by discontinued operations was $1,227,000 with related exchange rate impact of a cash use of $12,000.

Liquidity and Capital Resources.

At September 30, 2022, the Company had cash balances of $101,000 compared to cash balances of $379,000 for the same period of 2021.

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

Please see pages 12-20 of our Annual Report on Form 10-K for the year ended December 31, 2021 for a description of policies that are critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. No material changes to such information have occurred during the three and nine months ended September 30, 2022.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of these disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e), as of September 30, 2021. Based on this evaluation, the Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) concluded that our disclosure controls and procedures were not effective as of September 30, 2022, the end of the period covered by this Quarterly Report on Form 10-Q due to the material weaknesses described below.

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

Management has assessed the effectiveness of our internal control over financial reporting as of September 30, 2022. In making our assessment of the effectiveness of internal control over financial reporting, management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

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

As a result of the material weaknesses, we have concluded that we did not maintain effective internal control over financial reporting as of September 30, 2022.

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

Date: November 18, 2022	Yunhong CTI Ltd.

	By:	/s/ Frank J. Cesario
Frank J. Cesario
Acting Chief Financial Officer

By:	/s/ Frank J. Cesario
Frank J. Cesario
Chief Executive Officer

