Form 10-K
period 2022-12-31
Yunhong CTI Ltd.
filed 2023-04-12
CIK 1042187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller Reporting Company ☒	Emerging Growth Company ☐

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

Based upon the closing price of $0.71 per share of the Registrant’s Common Stock as reported on NASDAQ Capital Market tier of The NASDAQ Stock Market on June 30, 2022, the aggregate market value of the voting common stock held by non-affiliates of the Registrant was then approximately $3,912,000. (The determination of stock ownership by non-affiliates was made solely for the purpose of responding to the requirements of the Form and the Registrant is not bound by this determination for any other purpose.)

The number of shares outstanding of the Registrant’s Common Stock as of March 20, 2023 was 19,971,755 (excluding treasury shares).

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders (the “2023 Proxy Statement”) is incorporated by reference in Part III of this Form 10-K to the extent stated herein. The 2023 Proxy Statement, or an amendment to this Form 10-K, will be filed with the SEC within 120 days after December 31, 2022. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as a part hereof.

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

Novelty Products consisting principally of foil and latex balloons and related gift items; and

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

We print, process and convert flexible film into finished products and we produce balloons and novelty items. Our principal production processes include:

●	Coating and laminating rolls of flexible film. Generally, we adhere polyethylene film to another film such as nylon or polyester;

●	Printing film and latex balloons. We print on plastic films, with a variety of graphics, for use as packaging film or for balloons;

●	Converting printed film to balloons;

●	Converting film to flexible containers;

●	Producing or reselling latex balloons and other latex novelty items; and

●	Assembling and inflating of novelty products and balloons and Candy Blossoms.

In 1978, we began manufacturing metalized balloons (often referred to as “foil” balloons), which are balloons made of a base material (usually nylon or polyester) often having vacuum deposited aluminum and polyethylene coatings. These balloons remain buoyant when filled with helium for much longer periods than latex balloons and permit the printing of graphic designs on the surface. In 1985, we began marketing latex balloons and, in 1988, we began manufacturing latex balloons. In 1999, we acquired an extrusion coating and laminating machine and began production of coated and laminated films, which we have produced since that time.

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

In 2022, our revenues from our product lines, as a percent of total revenues were:

●	Novelty Products	60% of revenues
●	Flexible Film Products	11% of revenues
●	Candy Blossoms and Other Products	29% of revenues

We are an Illinois corporation with our principal offices and plant at 22160 N. Pepper Road, Lake Barrington, Illinois.

Business Strategies and Developments

Our business strategies, and recent developments related to our business, include:

●	Management. During December 2019, Mr. Frank Cesario, who joined CTI during 2017 as Chief Financial Officer, became both President and Chief Executive Officer. During 2020 we changed our name to Yunhong CTI Ltd., as we received a significant investment from LF International Pte, Ltd. Mr. Yubao Li, Chairman of the Yunhong China Group, became a director and then Chairman of Yunhong CTI Ltd. He replaced Mr. Cesario in September 2020 as Chief Executive Officer, at which time Mr. Cesario retired from the Company. During 2020 Ms. Jana Schwan became our Chief Operating Officer after having served as Vice President of Operations and a number of other roles of increasing responsibility during her 20 years with the Company. During 2021, Mr. Cesario rejoined the Company’s Board of Directors. During January 2022, Mr. Cesario rejoined the Company as Chief Executive Officer, with Mr. Li retaining the role of Chairman of the Board of Directors.

●	Financing. From 2018 through 2020 we had multiple events of default with our primary lender, resulting in the Company incurring substantial penalties and fees. In addition, the Company had to enter into several forbearance agreements, pursuant to which the lender agreed to not take action against the Company for its default. During 2020 we entered into several individual securities purchase agreements with certain accredited investors for the purchase of shares of our Series A and B Convertible Preferred Stock. We sold Series C and D Convertible Preferred Stock during 2021 and executed a sale / leaseback transaction of our Lake Barrington, IL property. We entered into a smaller credit facility with a new entity during September 2021 as we repaid our prior lender and terminated that prior credit facility. We have remained in compliance with this credit facility since inception (September 2021).

●	Strategy. Our management determined to focus on achieving growth and profitability within the current scope of our core product lines – foil balloons and related products – from our United States based business. We reviewed our operations and, during 2019, decided to sell or liquidate our subsidiaries in the UK and Europe. We attempted to sell our subsidiary in Mexico in early 2020, which was not successful at the time (during to the Covid-19 pandemic). That effort was ultimately completed during October 2021. In an attempt to increase profitability, we announced an intention to relocate our warehousing and light assembly facility from Lake Zurich, IL to Laredo, TX during 2020. Due to certain factors including the Covid-19 pandemic, we instead relocated this facility to Elgin, IL during March 2021 and are no longer pursuing a relocation to Texas.

●	Focus on our Core Assets and Expertise. We have been engaged in the development, production and sale of film and container products for 40 years and have developed assets, technology and expertise which, we believe, enable us to develop, manufacture, purchase, market and sell innovative products of high quality within our areas of knowledge and expertise. We have focused our efforts on these core assets and areas of expertise – film novelty products, specialty film products, laminated films and printed films – to develop new products, to market and sell our products and to build our revenues.

●	Develop New Products, Product Improvements and Technologies. We engage in research, design, innovation and development for the purpose of developing and improving products, materials, methods and technologies within our core product categories. We work to develop and identify new products, to improve existing products and to develop new technologies within our core product areas in order to enhance our competitive position and increase our sales. We seek to leverage our technology to develop innovative and proprietary products. In our novelty product lines, our development work includes new designs, new character licenses, new product developments, new materials and improved production methods. We work with customers to develop custom film products which serve the unique needs or requirements of the customer. Now that we are connected to the Yunhong China Group, we plan to look for additional opportunities to add value and grow with group members.

●	Develop New Channels of Distribution and New Sales Relationships. We seek to organically develop new channels of distribution and new sales relationships, both for existing and new products. Over the past several years, we have developed new distributors and customers for our products in the United States and in Europe, Mexico, Latin America and Australia. We also look to leverage resources within the Yunhong China Group for a wide range of topics, from sales to sourcing.

●	Product and Line Extensions. We intend to pursue new product lines and product line extensions, through internal developments.

Products

Foil Balloons. We have designed, produced and sold foil balloons since 1979 and, we believe, are one of the larger manufacturers of foil balloons in the United States. Currently, we produce several hundred foil balloon designs, in different shapes and sizes.

In addition to size and shape, a principal element of our foil balloon products is the printed design or message contained on the balloon. These designs may include figures and licensed characters, but typically are of our own design. We recognize that consumer trends and preferences, and competing products, are constantly changing. In order to compete effectively in this product line we must constantly innovate and develop new designs, shapes and products.

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

Markets

Foil Balloons

The foil balloon came into existence in the late 1970s. During the 1980s, the market for foil balloons grew rapidly. Initially, the product was sold principally to individual vendors, small retail outlets and at fairs, amusement parks, shopping centers and other outdoor facilities and functions. Foil balloons remain buoyant when filled with helium for extended periods of time and they permit the printing and display of graphics and messages. As a result, the product has significant appeal as a novelty and message item. Foil balloons became part of the “social expression” industry, carrying graphics designs, characters and messages like greeting cards. In the mid-1980s, we and other participants in the market began licensing character and cartoon images for printing on the balloons and directed marketing of the balloons to retail outlets including grocery, general merchandise, discount and drug store chains, card and gift shops, party goods stores as well as florists and balloon decorators. These outlets now represent the principal means for the sale of foil balloons throughout the United States and in a number of other countries, although individual vendors remain a means of distribution in certain areas.

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

Printed and Specialty Films

The industry and market for printed and specialty films are fragmented and include many participants. There are hundreds of manufacturers of printed and specialty film products in the United States and in other markets. In many cases, companies who provide food and other products in film packages also produce or process the films used for their packages. The market for the Company’s film products consists principally of companies who utilize the films for the packaging of their products, including food products and other items, usually by converting the film to a flexible container.

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

Other Products

Other products are sold by our internal sales force directly to customers and also by independent sales representatives. These products are generally sold directly to retail outlets or other intermediaries to the ultimate consumer (for example, to a florist).

Production and Operations

We conduct our operations at our facilities including: (i) our 68,000 square feet facility in Lake Barrington, Illinois, incorporating our headquarters office, production and warehouse space, and (ii) our 69,000 square foot facility in Elgin, Illinois consisting of warehouse, packaging and office space.

Our production operations include (i) lamination and extrusion coating of films, (ii) slitting of film rolls, (iii) printing on film and on latex balloons, (iv) converting film to completed products including balloons, flexible containers and pouches, (v) distributing latex balloon products, (vi) inflating of air-filled balloons, and (vii) assembling Candy blossoms. We perform all of the lamination, extrusion coating and slitting activities in our Lake Barrington, Illinois plant. We complete air-filling and assembly of balloons and Candy Blossoms in our Elgin, Illinois facility.

We warehouse raw materials in Lake Barrington, Illinois and we warehouse finished goods at our facilities in Lake Barrington, Illinois and Elgin, Illinois. We maintain customer service and fulfillment operations at each of our locations. We conduct sales operations for the United States and for all other markets at the Lake Barrington, Illinois facility.

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

Raw Materials

The principal raw materials we use in manufacturing our products are (i) petroleum or natural gas-based films, (ii) petroleum or natural gas-based resin, (iii) printing inks, and (iv) bulk candy. The cost of raw materials represents a significant portion of the total cost of our products, with the result that fluctuations in the cost of raw materials have a material effect on our profitability. During the past several years, we have experienced significant fluctuations in the cost of these raw materials. We do not have any long-term agreements for the supply of raw materials and may experience wide fluctuations in the cost of raw materials in the future. Further, although we have been able to obtain adequate supplies of raw materials in the past, there can be no assurance that we will be able to obtain adequate supplies of one or more of our raw materials in the future.

Many of the foil balloons we produce and sell are intended to be filled with helium in order to be buoyant. Over the past several years, the price of helium has fluctuated substantially and the availability of helium has, on occasion, been limited. During 2018 and 2019, the availability of helium declined and the cost of helium increased. The supply of helium improved significantly until 2022, when another set of supply disruptions caused significant price escalation of helium. The price of helium has gradually decreased during the second half of 2022 and into 2023, but remains higher than prior to February 2022. Any future occurrence of limited availability and/or an increase in the cost of helium could adversely affect our sales of foil balloons.

Competition

The balloon and novelty industry is highly competitive, with numerous competitors. We believe the principal manufacturers of foil balloons whose products are sold in the United States include Anagram International, Inc., Pioneer Balloon Company, Convertidora International S.A. de C.V., and Betallic, LLC. Several companies market and sell foil balloons designed by them and manufactured by others for them. In addition, there are several additional foil balloon manufacturers in Europe and China who participate in our markets.

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

Patents, Trademarks and Copyrights

We have developed or acquired a number of intellectual property rights which we believe are significant to our business. As of December 31, 2022, we held 1 issued patent in the United States scheduled to expire in 2024. While intellectual property rights are helpful, we believe that their degree of protection is uncertain. Competitors may violate our intellectual property rights, forcing us to decide whether to challenge them. Such rights may or may not withstand challenge. Conversely, entities may charge us with violating their intellectual property rights. Failure to protect our rights, or conflict with the rights of one or more other entities, may negatively impact our financial and competitive position.

Proprietary Designs and Copyright Licenses. We design the shapes and graphic designs of most of our foil balloon products.

Trademarks. We own nine registered trademarks in the United States relating to our balloon products, including trademark applications. Some of these trademarks are registered in foreign countries, principally in the European Union.

Patent Rights. We own, or have license rights under, or have applied for, patents related to our balloon products, certain film products and certain flexible container products.

Research and Development

We maintain a product development and research group for the development or identification of new products, product designs, product components and sources of supply. Research and development includes (i) creative product development and design, (ii) creative marketing, and (iii) engineering development. During each of the fiscal years ended December 31, 2022 and 2021, we estimate that the total amount spent on research and development activities was approximately $200,000 and $206,000, respectively.

Employees

As of December 31, 2022, the Company had 58 full-time employees in the United States, of whom 14 are executive or supervisory, 2 are in sales, 29 are in manufacturing or warehouse functions and 13 are clerical. The Company is not a party to any collective bargaining agreement in the United States, has not experienced any work stoppages, and believes that its relationship with its employees is satisfactory.

Beginning November 2018, the Company experienced severe difficulty in securing adequate seasonal workers in its US operations, forcing it to pay substantially higher costs in the form of overtime and a holiday premium. The Company expects its local labor market in the US (near Chicago) to continue to become more costly over time, which, if not changed, would negatively impact its future profitability. The Company has introduced additional automation features in its production lines during 2022 and expects to continue to implement automation tools during 2023 and beyond.

Regulatory Matters

Our manufacturing operations in the United States are subject to the U.S. Occupational Safety and Health Act (“OSHA”). We believe we are in material compliance with OSHA. The Company generates liquid, gaseous and solid waste materials in its operations in Lake Barrington, Illinois and the generation, emission or disposal of such waste materials are, or may be, subject to various federal, state and local laws and regulations regarding the generation, emission or disposal of waste materials. We believe we are in material compliance with applicable environmental rules and regulations. Several states have enacted laws limiting or restricting the release of helium filled foil balloons. We do not believe such legislation will have any material effect on our operations.

An increasing number of regulations and actions relate to the integrity and security of individually identifiable data. Additionally, we require the effective use of data in running our business. While we are not aware of losses in the past, access of such data by unauthorized persons may expose us to costs, fines, penalties, and loss of customer confidence.

International Operations

We conducted operations in one location outside of the United States as recently as October 2021 when we sold our Flexo Universal manufacturing operation (a latex balloon manufacturer based in Guadalajara, Mexico). Today we have no international operations.

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

We sell our products throughout the United States and in many foreign countries and may be impacted by public health crises beyond our control. This could disrupt our operations and negatively impact consumer spending and confidence levels, and supply availability and costs, all of which can affect our financial results, condition, and outlook. Our customers, suppliers and distributors may experience similar disruption. Importantly, the global pandemic resulting from COVID-19 has disrupted global health, economic and market conditions.

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

Beginning in 2021 we saw material shortages, supply chain interruption, and reduced ability to transport goods throughout the United States and on a global scale. These pressures forced us to take steps to ensure the availability of products, including buying materials at higher prices and more aggressively managing lead times. Despite these efforts, our ability to fulfill customer demands was challenged. We also were forced to pass cost increases on to customers in the form of price increases, which threatened our ability to maintain sales volume. While we believe we were largely successful in passing along these increased costs, such pressures may negatively impact our financial results and book of business going forward.

The price and availability of helium may negatively impact our largest product line.

Beginning in February 2022 we saw a dramatic increase in the price of helium. We understand Russia to be a net exporter of helium prior to February 2022, and one of the largest manufacturing facilities in the United States was damaged by fire. Our largest product line consists of balloons that are filled with helium by customers. When the cost of helium increases, our customers become more likely to temporarily not carry helium, or to increase prices to customers that may have a negative impact on ultimate demand. From May 2022 through the end of 2022, we believe our revenue was negatively impacted by several million dollars due to the price of helium. The price of helium gradually reduced during 2022 and into 2023. Based on projections that we see, we believe the price of helium may continue to reduce during the first half of 2023 to a more typical range. The longer the price of helium exceeds a normal range, the more negatively our business will be impacted.

The efficient trading of our common stock on an appropriate platform.

Twice during 2022 we were informed by Nasdaq that the bid price of our common stock had been below $1 for an extended period of time and that we risked being delisted if that problem was not satisfactorily resolved. As of January 19, 2023, we received confirmation from the Nasdaq that we had regained compliance with the minimum bid requirement for continued listing.

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

During 2021 we entered into a sublease agreement, which was extended during 2022, now expiring on December 31, 2025 to rent approximately 69,000 square feet of warehouse and assembly space in Elgin, Illinois. The annual lease cost for this facility will rise to $445,000 during the final year of the lease.

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

Item No. 4. – Mine Safety Disclosures

Not Applicable.

PART II

Item No. 5 – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company’s common stock was admitted to trading on the NASDAQ SmallCap Market (now the NASDAQ Capital Market) under the symbol “CTIB” on November 5, 1997.

As of December 31, 2022 there were approximately 400 holders of record of the Company’s Common Stock. The Company’s total number of beneficial owners of common stock of the Company was approximately 30.

The Company did not pay any cash dividends on its Common Stock during 2022 or 2021 and has no plans to pay dividends in the foreseeable future. Under the terms of the Company’s current loan agreements, the amount of dividends the Company may pay is limited by the terms of the financial covenants. During 2022 the Company received three deficiency notices from NASDAQ – one for the failure to hold an annual meeting of shareholders during 2021, and the other two for failure to maintain the required $1 bid price during a 30 day period in 2022. The Company held an annual meeting on June 17, 2022, which resolved the first deficiency. The Company’s common stock achieved the required bid price during 2022, resolving the first bid price deficiency, but subsequently fell below the required bid price and remained there for six months. NASDAQ provided the Company a notice of delisting in November 2022, which the Company appealed. A hearing was held on January 5, 2023 on this matter. Subsequently, on January 19, 2023, NASDAQ confirmed that the Company had regained compliance with the continued listing standard related to minimum bid price.

On March 14, 2023, our common stock closed at $1.97 per share.

Equity Compensation Plan Information

There were no stock option incentive plans outstanding as of December 31, 2022. Effective January 2022, the Company issued an inducement grant to its newly hired Chief Executive Officer for 250,000 shares of restricted stock. 25,000 of those shares vested during January 2022, while the remaining shares were subject to achievement of certain performance conditions. 56,250 of these remaining shares vested during 2022 when the Company refinanced the terms of its credit facility. The Company also provided a grant of shares of restricted stock to its Chief Operating Officer, with 20,000 shares vesting over 12 months and the remaining 80,000 shares vesting based on performance criteria being met. Of these remaining shares, 20,000 subsequently vested when the Company refinanced the terms of its credit facility.

Item No. 6 – Selected Financial Data

We are a smaller reporting company, as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide the information required under this item.

Item No. 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

As determined by the Board of Directors beginning in 2019, we have been exiting our foreign operations in order to focus on our North American operations, particularly on foil balloons and related products. The sales entity in the UK was liquidated in 2019. The sales and distribution entity in Germany was fully closed during 2021. As noted herein, we sold Flexo Universal, our Mexican manufacturing subsidiary, during October 2021. Additionally, we stopped selling our vacuum sealing products as of March 30, 2020, after allowing the related license agreement to expire. More discussion is available in discontinued operations in this Annual Report on Form 10-K (see Note 19).

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

Series B Preferred Stock

In November 2020, we issued 170,000 shares of Series B Preferred for an aggregate purchase price of $1,500,000. The Series B Preferred have an initial stated value of $10.00 per share and liquidation preference over common stock. The Series B Preferred is convertible into shares of our common stock equal to the number of shares determined by dividing the sum of the stated value and any accrued and unpaid dividends by the conversion price of $1.00. The Series B Preferred accrues dividends at a rate of 8 percent per annum, payable at our election either in cash or shares of the Company’s common stock. Initially, the Series B Preferred, in whole or part, was redeemable at the option of the holder (but not mandatorily redeemable) at any time on or after November 30, 2021 for the stated value, plus any accrued and unpaid dividends and thus was classified as mezzanine equity and initially recognized at fair value of $1.5 million (the proceeds on the date of issuance). In March 2021, the terms of the Series B Preferred were modified to eliminate the ability of the holder to redeem the Series B Preferred. The carrying value as of December 31, 2022 and 2021 amounted to $1,851,000 and $1,715,000, respectively. The December 31, 2022 balance consists of $1,500,000 original carrying value, $304,000 accrued dividends and $47,000 accretion. During February 2023, the investor converted Series B into approximately 1.9 million shares of common stock.

Series C Preferred Stock

In January 2021 we entered into an agreement with a related party, LF International Pte. Ltd. which is controlled by Company director, Chairman, President and Chief Executive Officer, Mr. Yubao Li, to purchase shares of Series C Preferred stock. We issued 170,000 shares of Series C Preferred for an aggregate purchase price of $1,500,000. The Series C Preferred have an initial stated value of $10.00 per share and liquidation preference over common stock. The Series C Preferred is convertible into shares of our common stock equal to the number of shares determined by dividing the sum of the stated value and any accrued and unpaid dividends by the conversion price of $1.00. The carrying value as of September 1, 2022 and December 31, 2021 amounted to $1,698,000 and $1,630,000, respectively. On September 1, 2022, the investor converted Series C into 1.7 million shares of common stock and accrued dividends in the amount of approximately 0.3 million shares of common stock.

Series D Preferred Stock

In June 2021, the Company received $1.5 million from an unrelated third party as an advance on a proposed sale of Series D Redeemable Convertible Preferred Stock, which was ultimately completed. The Series D Preferred have an initial stated value of $10.00 per share and liquidation preference over common stock. The Series D Preferred is convertible into shares of our common stock equal to the number of shares determined by dividing the sum of the stated value and any accrued and unpaid dividends by the conversion price of $1.00. We issued 170,000 shares of Series D Preferred for an aggregate price of $1.5 million. Additionally, 128,000 warrants were issued pursuant to this transaction which are convertible into our common stock at the lesser of $1.75 per share or 85% of the volume weighted average price of the shares over the ten trading days prior to conversion. The carrying value as of September 1, 2022 and December 31, 2021 amounted to $1,580,000 and $1,512,000, respectively. On September 1, 2022, the investor converted Preferred Series D into 1.7 million shares of common stock and received accrued dividends of approximately 0.1 million shares of common stock.

Preferred Stock Rollforward	Balance as of December 31, 2021	Accrued Deemed Dividends	Balance as of December 31, 2022
Series B	1,715,000	136,000	1,851,000

Warrants

A summary of the Company’s stock warrant activity is as follows:

	Shares under Option	Weighted Average Exercise Price
Balance at December 31, 2021	128,000	$1.75
Granted	-	-
Cancelled/Expired	-	-
Exercised/Issued	-	-
Outstanding at December 31, 2022	128,000	1.75

Exercisable at December 31, 2022	128,000	$1.75

As of December 31, 2022 the Company reserved the following shares of its common stock for the exercise of warrants, and preferred stock:

Series B Preferred Stock	1,700,000
2021 Warrants	128,572
Shares reserved as of December 31, 2022	1,828,572

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

● The restrictions on 56,250 shares of the award will lapse and the award will vest when the Company’s operating cash flow, calculated cumulatively from the date of employment, equals or exceeds $1.5 million. On February 16, 2023, the Compensation Committee determined this condition had been satisfied.

● The restrictions on 56,250 shares of the award will lapse and the award will vest in the event the Company is able to refinance its current lender with a traditional lender on terms and conditions customary for such financing. On August 23, 2022, the Compensation Committee determined this condition had been satisfied with an amended agreement with the Company’s lender.

During 2022, the Compensation Committee awarded the Company’s Chief Operating Officer a grant of 100,000 shares of restricted stock. 20,000 of those shares vest over a 12 month period while the remaining shares vest 20,000 each based on the performance conditions above.

The Compensation Committee (as defined in the Plan) shall be responsible for determining when the conditions above have been satisfied. The Company records compensation expense with each vesting, and records a likelihood of vesting weighted analysis to the extent it has visibility to do so. Without such visibility, it considers such probability as de minimis until additional information is available.

Our revenues from continuing operations from each of our product categories in each of the past two years have been as follows:

	Twelve Months Ended
	December 31, 2022		December 31, 2021
	$	% of	$	% of
Product Category	(000) Omitted	Net Sales	(000) Omitted	Net Sales

Foil Balloons	10,858	60%	18,235	76%

Film Products	2,036	11%	2,386	10%

Other	5,154	29%	3,464	14%

Total	18,048	100%	24,086	100%

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

Purchases by a limited number of customers represent a significant portion of our total revenues. During 2022 and 2021, respectively, sales to our top 10 customers represented 90% and 85%, respectively, of net revenues for each year. During 2022 and 2021, there were two customers to whom our sales represented more than 10% of net revenues.

Our principal customer sales for 2022 and 2021 were:

Customer	Product	2022 Sales	% of 2022 Revenues	2021 Sales	% of 2021 Revenues
Wal-Mart	Balloons; Candy Blossoms	$6,497,000	35%	$4,537,000	19%
Dollar Tree Stores	Balloons	$6,729,000	36%	$13,813,000	57%

The loss of one or both of these principal customers, or a significant reduction in purchases by one or both of them, could have a material adverse effect on our business.

We generally do not have agreements with our customers under which customers are obligated to purchase any specific or minimum amount of product from us.

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

Net Sales

For the fiscal year ended December 31, 2022, consolidated net sales from continuing operations of the sale of all products were $18,048,000 compared to consolidated net sales of $24,086,000 for the year ended December 31, 2021, a decrease of 25% as more fully described below.

Sales of foil balloons were $10,858,000 in 2022 and $18,235,000 in 2021, a decrease of 40%. Our largest customer for foil balloons was Dollar Tree Stores. The remaining sales were made to hundreds of customers including distributors and retail stores. The first half of 2022 saw a significant increase in the price of helium which gradually reduced as the year progressed and into 2023. As most of our foil balloons are ultimately filled with helium, this was the primary reason for the decline in sales related to the prior year.

Sales of film products were $2,036,000 in 2022 and $2,386,000 in 2021, a decrease of 15%. Our second largest customer entered 2022 with excess inventory and only started placing orders for new material during the second half of the year. Our largest customer purchased more material than usual during the first nine months of the year, ending with sufficient material not to need new material during the last three months of 2022.

Sales of other products increased to $5,154,000 in 2022 from $3,464,000 in 2021, an increase of 49%. This category includes sales of Candy Blossoms, which featured larger holiday orders than the prior year as well as the launch of an everyday offering.

Cost of Sales

Cost of sales decreased to $14,910,000 in 2022 from $20,321,000 in 2021, a decrease of 27%. The decrease in cost of sales was primarily attributable to the decrease in sales.

General and Administrative Expenses

General and administrative expenses increased to $3,720,000 in 2022 from $3,815,000 in 2021, a decrease of 2%.

Selling and Marketing

Selling expenses from continuing operations increased to $136,000 in 2022 from $132,000 in 2021. Marketing and advertising expense increased to $402,000 in 2022, from $323,000 in 2021, an increase of 21%.

Other Income or Expense

During 2022, we incurred net interest expense of $450,000 compared to net interest expense of $564,000 during 2021. The decrease in interest expense was primarily attributable to the lower average outstanding balance of debt in 2022 as compared to 2021.

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

Deemed Dividends on Preferred Stock and Amortization of Beneficial Conversion Feature

In 2020 the Company issued Series A Preferred Stock and Series B Preferred Stock. In connection with these preferred stock issuances, and the related beneficial conversion features, the Company had deemed dividends of $4.4 million in 2020. During 2021, the Company issued Series C Preferred Stock and Series D Preferred Stock. In connection with all of these preferred stock issuances, and the related beneficial conversation features, the Company had deemed dividends of $0.6 million during 2022 and $3.6 million during 2021. Although these deemed dividends do not impact Net loss attributable to Yunhong CTI, Ltd., they do impact Net loss attributable to Yunhong CTI Ltd. Common Shareholders and EPS. As Series A, C and D preferred stock all converted during 2022, only Series B preferred stock dividends remained on an ongoing basis. Series B converted into common during 2023, ending the related dividend accrual.

Financial Condition, Liquidity and Capital Resources

Cash (Used In) Provided By Operating Activities

During 2022, cash generated by operating activities amounted to $2,368,000, compared to cash used by operating activities during 2021 of ($3,710,000). Significant changes in working capital items affecting cash flow used in operating activities were:

●	Depreciation and amortization of $383,000 compared to depreciation and amortization for 2021 of $462,000;
●	An increase in inventories of $449,000 compared to an increase in inventories of $604,000 in 2021;
●	An decrease in accounts receivable of ($1,825,000) compared to an increase in accounts receivable of $1,673,000 in 2021;
●	A decrease in prepaid expenses and other assets of ($836,000) compared to a decrease in prepaid expenses and other assets of ($132,000) in 2021; and
●	A decrease in trade payables of ($819,000) compared to a decrease in trade payables of ($1,173,000) in 2021.

Cash Provided By (Used In) Investing Activities

During fiscal 2022, cash used in investing activities amounted to ($163,000) compared to cash provided by investing activities during fiscal 2021 of $3,378,000.

Cash Provided By (Used In) Financing Activities

During fiscal 2022, cash used by financing activities amounted to ($2,125,000), compared to cash provided by financing activities of $626,000 during fiscal 2021

In October 2020, we received an advance of $1,500,000 from an investor. In January 2021, we finalized the transaction with the investor and issued 170,000 shares of newly authorized Series C Preferred Stock.

In June 2021, the Company received $1.5 million from an investor as an advance on a proposed sale of Series D Redeemable Convertible Preferred Stock, which has since occurred. We issued 170,000 shares of newly authorized Series D Preferred Stock and 128,000 warrants to purchase our common stock.

Going Concern, Liquidity and Financial Condition

The Company’s financial statements are prepared using account principles generally accepted in the United States (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has a cumulative net loss from inception to December 31, 2022 of approximately $24 million. The accompanying financial statements for the year ended December 31, 2022 have been prepared assuming the Company will continue as a going concern. The Company’s cash resources may be insufficient to meet its anticipated needs during the next twelve months. The Company may require additional financing to fund it future planned operations. The ability of the Company to continue as a going concern is dependent on the Company’s execution of its business plans and the ability to raise any needed additional capital at acceptable terms to the Company. While Management plans to mitigate this issue with improved performance now that it has disposed of subsidiaries and their related losses, there can be no guarantee this will be successful. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

On September 30, 2021 (the “Closing Date”), the Company entered into a loan and security agreement (the “Agreement”) with Line Financial (the “Lender”), which provides for a senior secured financing consisting of a revolving credit facility (the “Revolving Credit Facility) in an aggregate principal amount of up to $6 million (the “Maximum Revolver Amount”) and term loan facility (the “Term Loan Facility”) in an aggregate principal amount of $731,250 (“Term Loan Amount” and, together with the Revolving Credit Facility, the “Senior Facilities”). Proceeds of loans borrowed under the Senior Facilities were used to repay all amounts outstanding under the Company’s PNC Agreements and for the Company’s working capital. The Senior Facilities are secured by substantially all assets of the Company. The Company has been in compliance with the terms of these Senior Facilities since inception in September 2021.

Interest on the Senior Facilities shall be the prime rate published from time to time published in the Wall Street Journal (7.5% as of December 16, 2022), plus 1.95% per annum, accruing daily and payable monthly. Interest shall be calculated on the basis of a 360-day year for the actual number of days elapsed. The Term Loan Facility shall be repaid by the Company to Lender in 48 equal monthly installments of principal and interest, each in the amount of $15,234, commencing on November 1, 2021, and continuing on the first day of each month thereafter until the Term Loan Maturity Date (as defined in the Agreement). Also, the Company was to pay the Lender collateral monitoring fees of 4.62% of the eligible accounts receivable, inventory, and equipment supporting the Revolving Credit Facility and the Term Loan. During August 2022 the terms above were modified to reduce the collateral monitoring fee to 2.77%, and added a provision that barred the Company from repaying the facility prior to September 2023. In addition, the Company paid the Lender a loan fee of 1.25% of the Maximum Revolver Amount and the Term Loan Amount upon the execution of the Agreement.

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

As of January 1, 2019, the Company had a note payable to John H. Schwan, former Director and former Chairman of the Board, for $1.6 million, including accrued interest. This loan accrues interest, is due on demand, and is subordinate to the Senior Facilities. During January 2019, Mr. Schwan converted $600,000 of the note into approximately 181,000 shares of our common stock at the then market rate of $3.32 per share. As a result of the conversion, the loan balance decreased to $1.0 million. The loan and interest payable to Mr. Schwan amounted to $1.3 million and $1.2 million as of December 31, 2022 and December 31, 2021, respectively. No payments were made to Mr. Schwan during 2022 or 2021. Interest expense related to this loan amounted to approximately $74,000 and $70,000 for the twelve months ended December 31, 2022 and 2021, respectively.

As of December 31, 2021, the Company had a note payable to Alex Feng for $166,667. This loan accrues interest at 3% and is subordinate to the Senior Facilities. The subordination agreement signed September 30, 2021 changed the term of the maturity date from November 2023 to March 2024 and payment date starting April 2022.

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

Through September 30, 2022, the Company has received approximately $160,000 in Employee Retention Tax Credits (“ERTC”) from the United States Government related to claims that were filed during 2021. $123,000 is listed as General and Administrative, while the remainder is in Other Income. During October 2022 the Company executed a financing transaction wherein the remaining open claims for $1.2 million in ERTC was sold to a third party for $0.9 million. Once the $1.2 million is ultimately paid, those funds will be immediately transferred to the third party . To the extent any of the $1.2 million in ERTC claims are determined by the United States Government not to be payable, a prorated portion of the $0.9 million must be returned to that investor. The $0.9 million is listed as a deferred income current liability as of December 31, 2022, which will be recognized upon acceptance and processing of the amended returns by the United States Government. During January 2023, approximately $0.8 million of claims had been processed and refunds issued, which was forwarded to the third party above. As a result, approximately $0.6 million of the deferred income liability was recognized during January 2023.

Seasonality

In the foil balloon product line, sales have historically been seasonal. Approximately half of these sales are considered “everyday” in nature while the other half tend to be event driven (certain holidays, graduation season, and other events). The COVID-19 pandemic changed the shape of graduation season for 2020, resulting in a lower demand for balloons during the second quarter 2020, but then a surge of demand related to at-home parties and events. This increase in demand continued in 2021. As 2022 returned to a more standardized calendar of events relative to COVID-19, the sales activities returned to a more traditional shape (excluding the impact of helium pricing).

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

Inventory Valuation. Inventories are stated at the lower of cost or net realizable value. Cost is determined using standard costs which approximate costing determined on a first-in, first out basis. Standard costs are reviewed and adjusted at the time of introduction of a new product or design, periodically and at year-end based on actual direct and indirect production costs. On a periodic basis, the Company reviews its inventory levels for estimated obsolescence or unmarketable items, in reference to future demand requirements and shelf life of the products. As of December 31, 2022, the Company had established a reserve for obsolescence, marketability or excess quantities with respect to inventory in the aggregate amount of $155,000. As of December 31, 2021, the amount of the reserve was $290,000. In addition, on a periodic basis, the Company disposes of inventory deemed to be obsolete or unsaleable and, at such time, charges reserve for the value of such inventory. We record freight income as a component of net sales and record freight costs as a component of cost of goods sold.

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

We use the Black-Scholes option pricing model to determine the fair value of stock options which requires us to estimate certain key assumptions. In accordance with the application of U.S. GAAP, we incurred no employee stock-based compensation cost for the year ended December 31, 2022. At December 31, 2022, we had approximately $3,000 unrecognized compensation cost relating to stock options, as well as performance based awards for which the ultimate vesting is unknown.

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

Prior to September 30, 2021, we had been out of compliance with the terms of our credit facility and operating under a forbearance agreement, and had related going concern disclosure. We therefore established a valuation allowance reserve for substantially all of our deferred tax assets. As of December 31, 2022 and 2021, the amount of the net deferred tax asset was none, as we continued to record a valuation allowance against the gross value of the deferred tax asset. Each quarter and year-end, management makes a judgment to determine the extent to which the deferred tax asset will be recovered from future taxable income. This value was reduced, in large part, due to changes in US tax law effective 2018 which will impact the value of future deductions.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of these disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e), as of December 31, 2022. Based on this evaluation, the Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) concluded that our disclosure controls and procedures were not effective as of December 31, 2022, the end of the period covered by this Annual Report on Form 10-K, due to the material weaknesses described below.

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making our assessment of the effectiveness of internal control over financial reporting, management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis. As a result of our evaluation of our internal control over financial reporting, management identified the following material weaknesses in our internal control over financial reporting:

●	We lacked a sufficient number of accounting professionals with the necessary knowledge, experience and training to adequately account for significant, unusual transactions that resulted in misapplications of GAAP, particularly with regard to the timing of recognition of certain non-cash charges, and
●	We are overly dependent upon our Acting Chief Financial Officer, who at present is our Chief Executive Officer, within an environment that is highly manual in nature

Management concluded that there is a reasonable possibility that a material misstatement could occur in the consolidated financial statements if the control deficiencies were not remediated. Accordingly, management concluded that the matters described above are material weaknesses in the Company’s internal control over financial reporting and that the Company did not maintain effective internal control over financial reporting as of December 31, 2022.

Plan for Remediation of Material Weakness

Management has enhanced its available resource base and adjusted its processes with respect to the areas listed above. Additional procedures are in the process of being established and will be evaluated for effectiveness in the future. Two individuals were engaged to perform the duties of controller during 2022, but neither remains with the Company as of December 31, 2022. Further, the Company views the combination of Acting Chief Financial Officer duties with the Chief Executive Officer as temporary in nature.

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

The following is a brief account of the business experience of each of our directors and executive officers during the past five years or more.

Name	Age	Position
Yubao Li	41	Chairman of the Board of Directors
Frank J. Cesario	53	Chief Executive Officer and Director; Acting Chief Financial Officer
Jana M. Schwan	46	Chief Operating Officer
Douglas Bosley	55	Director
Gerald (J.D.) Roberts, Jr.	63	Director
Philip Wong	44	Director

Yubao Li, Chairman of the Board of Directors. Mr. Li has served as a Director of the Company since January 13, 2020 and was elected as Chairman of the Board on June 1, 2020. Mr. Li served as the Company’s Chief Executive Officer from September 2020 until January 2022. Mr. Li has been serving as the Chairman of Yunhong International since its inception in January 2019 and served as its Chief Executive Officer from January 2019 to September 2019. Mr. Li has been serving as the president of Hubei Academy of Science and Technology Service Station since July 2018. Since June 2018, Mr. Li has been serving as the Director of Photoproteins Research Centre at China’s Academy of Management Science, a research institute situated in Beijing where he supports innovation by defining the research focus of the group. Mr. Li also serves as a director and/or officer of several other entities, including as the Executive Director and General Manager of Hubei Teruiga Energy Co., Ltd, a new energy technology company, since November 2017, the Executive Director of Hubei Yuntong Energy Co., Ltd., a solar power and agriculture company, since April 2016, the Executive Director and General Manager of Hubei Yun Hong photovoltaic Co., Ltd., a solar power and agriculture company, since May 2016, the President of Hubei Yunhong Deren Tourism Co., Ltd., a tourism project developer, since May 2016 and the President of Yunhong Group Holdings Co., Ltd., a company engaged in the business of solar power construction and solar photovoltaic power generation, since 2013. In addition, in 2013, Mr. Li founded China Hubei Yunhong Energy Group Co., Ltd., a Chinese nutrition company operating in China and abroad, and he currently serves as the Chairman of its board of directors.

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

Douglas Bosley, Director. Mr. Bosley has served as a director of the Company since January 2022 and is a founding partner of Witan Law Group and a member of the firm’s Corporate Transactional and Securities practice. Mr. Bosley represents businesses and entrepreneurs at all stages of growth from inception to exit. Mr. Bosley’s practice focuses on three general areas of financing transactions, mergers and acquisitions and general corporate matters. Mr. Bosley’s financing experience includes representing venture capital firms and venture-backed companies, mezzanine debt transactions, and a wide range of other types of financing and securities transactions, as well as general corporate matters including formation and start-ups; equity compensation; contracts such as licensing, joint ventures, representative agreements, and development and service level agreements; and corporate governance matters. Before founding Witan Law, Mr. Bosley was a partner at Bosley Till Neue & Talerico (BTNT), a law firm, where he headed the transactional and securities practices. Prior to BTNT, Mr. Bosley operated Bosley Business Law, which he founded after more than a decade of sophisticated corporate and securities transactional experience at some of the world’s largest and most reputable corporate law firms. Mr. Bosley also served as general counsel of a Sacramento-based venture capital and professional services firm. He is a frequent speaker on legal issues related to start-ups, mergers and acquisitions and venture capital transactions. Mr. Bosley is a graduate of the Duke University School of Law, graduating with high honors and earning Order of the Coif. He received his B.A. in Economics from California State University (Sacramento).

Gerald (J.D.) Roberts, Jr., Director. Mr. Roberts is Vice President of Strategy and Business Development at a Fortune 50 Corporation, having served in that capacity since 2018, and has served as a director of the Company since January 2022. In the previous 20 years, he held several senior roles at Aerojet Rocketdyne Holdings, Inc. and GenCorp/Aerojet. His career began in the aerospace and electronics industries in the United States and Australia, where he worked with companies including E-Systems, McDonnell Douglas, Northrop-Grumman, Gulfstream, Learjet and Hawker de Havilland. Mr. Roberts combined his credentials in engineering, finance and operations and his significant experience in strategic planning, organizational restructuring, and mergers, acquisitions, and divestitures to build value in international business opportunities. Mr. Roberts holds a Six Sigma greenbelt certification and has completed post-graduate coursework in Mergers and Acquisitions, leadership, strategic alliances, negotiation, innovation, and financial analysis. He received his MBA (Finance) from the University of California, Davis, and his B.S. in Mechanical Engineering from Virginia Tech.

Philip Wong, Director. Mr Wong has served as a director of the Company since January 2022 and is CEO of Shark AI Capital Corporation, an innovative business lending firm which he co-founded in 2020. Previously, he served as Chief Investment Officer of American Credit, Inc., as a Commercial Loan Officer at Applepie Capital, Inc., as Vice President / Senior Relationship Manager at Bank of the West / BNP Paribas, and as First Vice President / Senior Relationship Manager at Preferred Bank, among other roles in banking in business credit. Mr. Wong and has completed certifications in agile software development, software products management, healthcare analytics, and product management and marketing. He received his B.A. in Asian Studies from San Francisco State University.

Executive Officers Other Than Nominees

Jana Schwan. Ms. Schwan has been employed by the Company in progressively more responsible roles in operational, purchasing, and product development capacities since September 2002, and currently leads its Sales, Marketing and Business Development activities in addition to all Operations of the Company. Ms. Schwan was named Vice President of Operations in 2017 and Chief Operating Officer in 2020.

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

The Board of Directors met 8 times during 2022. Each of the Directors was present for at least 75% of such meetings.

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

The Audit Committee met three times during 2022.

Compensation Committee

The Compensation Committee is composed of Mr. Roberts (Chairman), Mr. Bosley and Mr. Wong. The Board has determined that each of the members of the Compensation Committee is independent as defined in the listing standards for the NASDAQ Stock Market. The Compensation Committee reviews and acts on the Company’s executive compensation and employee benefit and retirement plans, including their establishment, modification and administration. It also recommends to the Board of Directors the compensation of the Chief Executive Officer and certain other executive officers. The Compensation Committee has a charter which has been posted and can be viewed on the Company’s Internet website at http://www.ctiindustries.com under the section entitled “Investor Relations.” The Compensation Committee met twice in 2022.

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

The Nominating Committee did not meet in 2022. All of the independent directors of the Board of Directors participated in the nominating process and, in separate session, voted in favor of recommending to the Board of Directors the nomination of each of the nominees for election as directors.

Board Diversity

The current Board has five directors, all male, two of whom are of Asian background and three Caucasian. The Board recently had two female directors who retired from the Board during January 2022. With only five directors, the Company has limited opportunity to maintain the breadth of diversity it seeks. The Company has made diversity a goal, particularly as it moved from a 100% Caucasian, 100% male Board of Directors at the beginning of 2020 to three Asian directors, two of whom female, later that year. The Company plans to continue to strive for broad representation on its Board of Directors.

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

Based solely on a review of such forms furnished to the Company, the Company believes that during calendar year 2022, all Section 16(a) filing requirements applicable to the officers, directors and ten-percent beneficial shareholders were satisfied.

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

				Non-Equity
			Option	Incentive Plan	All other
Name/Title	Year	Salary	Awards	Compensation	compensation	Total
			(1)	(2)	(3)

Frank Cesario	2022	$235,577	$102,500	$-	$-	$338,077
Chief Executive Officer(4)	2021	$-	$-	$-	$1,500	$1,500

Jana M. Schwan	2022	$201,910	$43,000	$-	$9,500	$254,410
Chief Operating Officer (5)	2021	$165,538	$-	$-	$9,500	$175,038

Jennifer M. Connerty	2022	$32,013	$-	$-	$-	$32,013
Chief Financial Officer (6)	2021	$152,885	$-	$-	$-	$152,885

SUMMARY COMPENSATION TABLE

(1)	Reflects the compensation expense recognized in 2022 and 2021 for stock awards under ASC Topic 718 as reported in the Company’s audited financial statements.
(2)	Amounts determined under the Company’s incentive compensation program.
(3)	Amounts for include matching 401(k) contributions and insurance premiums
(4)	Mr. Cesario rejoined the Company in January 2022 as Chief Executive Officer and Acting Chief Financial Officer.
(5)	Ms. Schwan became Chief Operating Officer in 2020.
(6)	Ms. Connerty became Chief Financial Officer in 2020. She resigned from the Company during January 2022.

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

Long-Term Equity Incentives

The Board of Directors adopted and approved a new incentive option plan in April 2018 which was submitted to, and approved by, our stockholders at the annual meeting of stockholders on June 8, 2018 (the “Plan”). This Plan updated and replaced the prior Stock Incentive Plan from 2009. Under the Plan, the Compensation Committee of the Board of Directors is authorized to issue incentive options, non-statutory options, restricted stock awards and stock grants to officers, directors, management personnel and consultants of the Company. The Board of Directors determined that no further options would be granted under the 2009 Incentive Stock Plan.

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

During 2022, each of the three independent Directors was granted 5,000 shares of restricted stock that vest over 12 months.

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

● The restrictions on 56,250 shares of the award will lapse and the award will vestwhen the Company’s operating cash flow, calculated cumulatively from the date of employment, equals or exceeds $1.5 million. The Compensation Committee determined this condition was satisfied during February 2023.

● The restrictions on 56,250 shares of the award will lapse and the award will vest in the event the Company is able to refinance its current lender with a traditional lender on terms and conditions customary for such financing. On August 23, 2022, the Compensation Committee determined this condition had been satisfied with an amended agreement with the Company’s lender.

During 2022, the Compensation Committee awarded the Company’s Chief Operating Officer a grant of 100,000 shares of restricted stock. 20,000 of those shares vest over a 12 month period while the remaining shares vest 20,000 each based on the performance conditions above.

The Compensation Committee (as defined in the Plan) shall be responsible for determining when the conditions above have been satisfied. The Company records compensation expense with each vesting, and records a likelihood of vesting weighted analysis to the extent it has visibility to do so. Without such visibility, it considers such probability as de minimis until additional information is available.

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

OUTSTANDING EQUITY AWARDS

	Equity Awards
	Number of Securities Underlying
	Unvested Performance Grants		Exercise
Name	Exercisable	Unexercisable	Price ($)
Frank J. Cesario	-	168,750	$-

Jana M. Schwan	-	60,000	$-

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth the common stock of the Company authorized for issuance under the Company’s equity compensation plans as of December 31, 2022.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans by security holders	400,000	$-	400,000

Equity compensation plans not approved by security holders	-	-	-

Total	400,000	$-	400,000

Payments Upon Termination or Change of Control

The employment agreement with Frank Cesario, effective January 2022, includes payment of twelve months salary upon termination except for cause as is defined by that agreement.

Director Compensation

The following table sets forth the compensation of directors of the Company during the year ended December 31, 2021:

DIRECTOR COMPENSATION

	Director’s	Stock	All other
Name	Fees	Awards (1)	compensation	Total
Yubao Li	$-	$-	$-	$-

Frank Cesario	$-	$-	$-	$-

Douglas Bosley	$12,000	$4,750	$-	$16,750

JD Roberts	$12,000	$4,750	$-	$16,750

Philip Wong	$12,000	$4,750	$-	$16,750

(1)	Reflects the compensation expense recognized in 2022 for stock awards under ASC Topic 718 as reported in the Company’s audited financial statements.

Narrative Description of Director Compensation

Payments to non-employee directors were suspended during 2019, and restarted as of January 2022.

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

BENEFICIAL OWNERSHIP OF SHARES BY MANAGEMENT

AND SIGNIFICANT SHAREHOLDERS

The following table provides information concerning the beneficial ownership of the Company’s Common Stock by each director and nominee for director, certain executive officers, and by all directors and officers of the Company as a group as of December 31, 2022. In addition, the table provides information concerning the current beneficial owners, if any, known to the Company to hold more than 5 percent of the outstanding Common Stock of the Company.

The amounts and percentage of stock beneficially owned are reported based on regulations of the Securities and Exchange Commission (“SEC”) governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days after December 31, 2022. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed a beneficial owner of securities in which he has no economic interest. The percentage of Common Stock beneficially owned is based on 16,059,091 shares of Common Stock outstanding as of December 31, 2022.

	Shares of Common Stock		Shares of Preferred Stock	Percent of Common
Name and Address of Beneficial Owner	Beneficially Owned		Beneficially Owned	Stock
Yubao Li/Yunhong	7,100,000	(1)	-	40%
Mr. Wang	1,700,000	(2)	170,000	10%
Icy Melon	1,826,399		-	10%
Mitzners Consulting	1,564,691		-	9%
Frank J. Cesario	83,250		-	*
Jana Schwan	45,725		-	*
Douglas Bosley	5,000		-	*
Gerald JD Roberts, Jr.	5,000		-	*
Philip Wong	5,000		-	*
All Current Directors and Executive Officers as a group	7,243,975		170,000	41%

(1)	These shares are held by LF Investments Pte. Ltd., a Singapore private limited company controlled by Mr. Li.

(2)	Represents 1,700,000 shares of common stock issuable upon conversion of 170,000 shares of Series B preferred

*Less than one percent

Item No. 13 – Certain Relationships and Related Transactions

As of December 2017, Mr. John H. Schwan was owed a total of $1.1 million, with additional accrued interest of $0.4 million, by the Company. As part of the December 2017 financing with PNC, Mr. Schwan executed a subordination agreement related to these amounts due him, as evidenced by a related note representing the amount owed to Mr. Schwan. During January 2019, Mr. Schwan and the Company agreed to an exchange of $0.6 million of his debt for approximately 181,000 shares of CTI common stock at the then market rate of $3.32 per share. As of December 31, 2022, the balance of Mr. Schwan’s note was approximately $1.3 million, including accrued interest. Mr. Schwan is the father of Jana Schwan.

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

Item No. 14 – Principal Accountant Fees and Services

The following table sets forth the amount of fees billed by our independent registered public accounting firm, for professional services during the year ended December 31, 2021, and the combination of LJ Soldinger Associates LP and RBSM LLP for the year ended December 31, 2022:

	Dec. 31, 2022	Dec. 31, 2021
Audit Fees (1)	$330,100	$254,000
Other Audit Related Fees (2)	-	-
All Other Fees (3)	6,000	-
Total Fees	$336,100	$254,400

(1)	Includes the annual financial statement audit and limited quarterly reviews and expenses.

(2)	Includes fees and expenses for other audit related activity.

(3)	May represent tax services and other consulting services.

All audits, tax and other services to be performed for the Company must be pre-approved by the Audit Committee. The Audit Committee reviews the description of services and an estimate of the anticipated costs to perform those services. Services not previously approved cannot commence until such approval has been granted. Pre-approval is granted usually at regularly scheduled meetings. If unanticipated items arise between meetings of the Audit Committee, the Audit Committee has delegated approval authority to the Chairman of the Audit Committee, in which case the Chairman communicates such pre-approvals to the full Committee at its next meeting.

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

(a)(3) Exhibits required by Item 601 of Regulation S-K are incorporated herein by reference and are listed on the attached Exhibit Index.

Exhibit Number	Document

3.1	Restated Articles of Incorporation (Incorporated by reference to Exhibit A to Registrant’s Schedule 14A Definitive Proxy Statement filed April 29, 2015).
3.2	Amended and Restated By-Laws of Yunhong CTI, Ltd (Incorporated by reference to Exhibit 3.2, contained in Registrant’s Form 8-K filed on March 17, 2017).
3.3	Amended and Restated Certificate of Designation of Series A Convertible Preferred Stock (Incorporated by reference to Exhibit 3.1, contained in the Registrant’s form 8-K filed on February 19, 2020).
3.4	Articles of Amendment to the Registrant’s Articles of Incorporation (Incorporated by reference to Exhibit 3.1, contained in the Registrant’s form 8-K filed on March 16, 2020).
3.5	Certificate of Designations, Preferences and Rights of Series B Redeemable Convertible Preferred Stock, No Par Value (Incorporated by reference to Exhibit 3.1 contained in Registrant’s Form 8-K/A filed on May 5, 2021).
3.6	Certificate of Designations of Series C Convertible Preferred Stock (Incorporated by reference to Exhibit 3.1 contained in Registrant’s Form 8-K/A filed on May 5, 2021).
3.7	Certificate of Designations of Series D Convertible Preferred Stock (Incorporated by reference to Exhibit 3.1 contained in Registrant’s Form 8-K filed on December 7, 2021).
4.1	Form of Yunhong CTI, Ltd common stock certificate (Incorporated by reference to Exhibit 4.1 contained in Registrant’s Report on Form 10-K dated March 31, 2017).
10.1	Yunhong CTI, Ltd 2018 Stock Incentive Plan (Incorporated by Reference to Schedule A contained in Registrant’s 14A Definitive Proxy Statement, as filed with the Commission on April 30, 2018)
10.2	Revolving Credit, Term Loan, and Security Agreement dated December 14, 2017 (PNC Bank National Association)(Incorporated by reference to Exhibit 10.1, contained in Registrant’s Form 8-K filed on December 19, 2017).
10.3	Revolving Credit Note dated December 14, 2017 (PNC Bank National Association) (Incorporated by reference to Exhibit 10.2, contained in Registrant’s Form 8-K filed on December 19, 2017).
10.4	Term Note dated December 14, 2017 (PNC Bank National Association) (Incorporated by reference to Exhibit 10.3, contained in Registrant’s Form 8-K filed on December 19, 2017).
10.5	Promissory Note dated December 14, 2017 (PNC Bank National Association) (Incorporated by reference to Exhibit 10.4, contained in Registrant’s Form 8-K filed on December 19, 2017).
10.6	Real Property Mortgage dated December 14, 2017 (PNC Bank National Association) (Incorporated by reference to Exhibit 10.5, contained in Registrant’s Form 8-K filed on December 19, 2017).
10.7	Subordination Agreement dated December 14, 2017 (PNC Bank National Association) (Incorporated by reference to Exhibit 10.6, contained in Registrant’s Form 8-K filed on December 19, 2017).
10.8	Waiver and Amendment No. 1 to Revolving Credit, Term Loan and Security Agreement dated June 12, 2018 (PNC Bank National Association) (Incorporated by reference to Exhibit 10.1, contained in Registrant’s Form 8-K filed on June 12, 2018)
10.9	Consent and Amendment No. 2 to Revolving Credit, Term Loan and Security Agreement dated October 18, 2018 (PNC Bank National Association) (Incorporated by reference to Exhibit 10.1, contained in Registrant’s form 8-K filed on October 18, 2018)

10.10	Subscription Agreement among Registrant and John H. Schwan dated December 21, 2018 (Incorporated by reference to Exhibit 10.1, contained in Registrant’s form 8-K filed on January 17, 2019).
10.11	Settlement Agreement and Release dated January 21, 2019 (PNC Bank National Association) (Incorporated by reference to Exhibit 10.18, contained in Registrant’s form 10-K filed on April 16, 2019).
10.12	Amendment No.1 to Agreement among CTI, GLG, Page and H One dated January 21, 2019 (Incorporated by reference to Exhibit 10.19, contained in Registrant’s form 10-K filed on April 16, 2019).
10.13	Amendment No. 3 and Forbearance Agreement to Revolving Credit, Term Loan and Security Agreement dated March 4, 2019 (PNC Bank National Association) (Incorporated by reference to Exhibit 10.1, contained in Registrant’s form 8-K filed on March 8, 2019).
10.14	Amendment No. 4 and Forbearance Agreement dated October 18, 2019 (PNC Bank National Association) (Incorporated by reference to Exhibit 10.1, contained in Registrant’s form 8-K filed on October 24, 2019).
10.15	Stock Purchase Agreement, dated as of January 3, 2020 (Incorporated by reference to Exhibit 10.1, contain in Registrants form 8-K filed on January 3, 2020).
10.16	Limited Waiver, Consent, Amendment No. 5 and Forbearance Agreement (PNC Bank National Association) (Incorporated by reference to Exhibit 10.1, contained in the Registrant’s form 8-K filed on January 16, 2020).
10.17	Amendment No. 1 to Securities Purchase Agreement, dated as of February 24, 2020 (Incorporated by reference to Exhibit 10.1, contained in the Registrant’s form 8-K filed on February 26, 2020).
10.18	Amendment No.2 to Securities Purchase Agreement dated as of April 13, 2020 (Incorporated by reference to Exhibit 10.1, contained in Registrant’s form 8-K filed on April 17, 2020.
10.19	Stock Purchase Agreement (Incorporated by reference to Exhibit 10.1 contained in Registrant’s Form 8-K filed on November 25, 2020).
10.20	Securities Purchase Agreement (Incorporated by reference to Exhibit 10.1 contained in Registrant’s Form 8-K filed on January 15, 2021).
10.21	Purchase and Sale Agreement (Incorporated by reference to Exhibit 10.1 contained in Registrant’s Form 8-K filed on April 29, 2021).
10.22	Lease Agreement (Incorporated by reference to Exhibit 10.2 contained in Registrant’s Form 8-K filed on April 29, 2021).
10.23	Promissory Note (Incorporated by reference to Exhibit 10.3 contained in Registrant’s Form 8-K filed on April 29, 2021).
10.24	Stock Redemption Agreement (Incorporated by reference to Exhibit 10.1 contained in Registrant’s Form 8-K filed on August 5, 2021).
10.25	Loan and Security Agreement (Incorporated by reference to Exhibit 10.1 contained in Registrant’s Form 8-K filed on October 6, 2021).
10.26	Stock Purchase Agreement (Incorporated by reference to Exhibit 10.1 contained in Registrant’s Form 8-K filed on December 7, 2021).
10.27	Warrant (Incorporated by reference to Exhibit 10.2 contained in Registrant’s Form 8-K filed on December 7, 2021).
10.28	Employment Agreement (Offer Letter) between Frank Cesario and the Company dated December 29, 2021 (Incorporated by reference to Exhibit 10.1 contained in Registrant’s Report on Form 8-K filed on January 11, 2022).
10.29	Exclusive Distribution Agreement, dated as of January 28, 2023 (Incorporated by reference to Exhibit 99.1 contained in Registrant’s Form 8-K filed on February 2, 2023).
14.1	Code of Ethics (Incorporated by reference to Exhibit 14 contained in the Registrant’s Form 10-K/A Amendment No. 2, as filed with the Commission on October 13, 2004).
23.1	Consent of Independent Registered Public Accounting Firm, BF Borgers CPA PC.
23.2	Consent of Independent Registered Public Accounting Firm, RBSM LLP.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101	Interactive Data Files, including the following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements.
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

(a)	The Exhibits listed in subparagraph (a)(3) of this Item 15 are attached hereto unless incorporated by reference to a previous filing.
(b)	The Schedule listed in subparagraph (a)(2) of this Item 15 is attached hereto.

Item No. 16 – Summary

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized on April 12, 2023.

Yunhong CTI, LTD

By:	/s/ Frank Cesario
Frank Cesario, Chief Executive Officer, Acting Chief Financial Officer, Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Yubao Li	Chairman of the Board of Directors	April 12, 2023
Yubao Li

/s/ Douglas Bosley	Director	April 12, 2023
Douglas Bosley

/s/ Gerald (J.D.) Roberts, Jr.	Director	April 12, 2023
Gerald (J.D.) Roberts, Jr.

/s/ Philip Wong	Director	April 12, 2023
Philip Wong

Yunhong CTI, LTD and Subsidiaries

Consolidated Financial Statements

Years ended December 31, 2022 and 2021

Financial Statement Schedule:

All other schedules for which a provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Yunhong CTI Ltd.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Yunhong CTI Ltd. (the “Company”) as of December 31, 2022, the related statement of operations, stockholders’ equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or are required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments.

We determined that there are no critical audit matters.

/s BF Borgers CPA PC

BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company’s auditor since 2022

Lakewood, CO

April 12, 2023

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Yunhong CTI Ltd. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Yunhong CTI Ltd. and Subsidiaries (the Company) as of December 31, 2021, the related consolidated statement of comprehensive income (loss), stockholders’ equity and cash flows for each of the year ended December 31, 2021, and the related notes (collectively referred to as the financial statement). We did not audit the December 31, 2021 financial statements of Flexo Universal S. de R.L. de C.V., a 99.82 percent owned subsidiary (Flexo) which the Company sold on October 28, 2021. The Company has reclassified operations related to Flexo as discontinued operations for the period from January 1, 2021 to October 28, 2021. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Flexo, is based solely on the report of the other auditors. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flow for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Inventories Valuation

Critical Audit Matter Description

The Company’s inventories, net of reserves totaled approximately $7,876,000 as of December 31, 2021. As described in Note 2 and Note 8 to the consolidated financial statements, inventories are valued at the lower of cost or net realizable value. On a periodic basis, the Company reviews its inventory levels for estimated obsolescence or unmarketable items, in reference to future demand requirements and the shelf life of the products. As of December 31, 2021, the Company had established a reserve for obsolescence, marketability or excess quantities with respect to inventory in the aggregate amount of $290,000.

Given the judgments made by management a high degree of subjective and complex auditor judgment was required to evaluate management’s estimates of the net realizable value of its inventory and reserves for excess and obsolete inventory.

How the Critical Audit Matter Was Addressed in the Audit

The primary procedures we performed to address this critical audit matter included the following:

●	We reviewed and evaluated the appropriateness and consistency of management’s methods.
●	We reviewed and evaluated the significant assumptions and tested the accuracy and completeness of the underlying data used in management’s inventory reserve calculation.
●	We recalculated the reserve using management’s methodology and evaluated the methodology and the significant assumptions for reasonableness.

/s/ RBSM LLP

We have served as the Company’s auditor since 2019.

New York, NY

April 14, 2022

Yunhong CTI, Ltd

Consolidated Balance Sheets

	December 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$146,000	$66,000
Accounts receivable, net	1,618,000	3,443,000
Inventories	8,325,000	7,876,000
Prepaid expenses	389,000	625,000
Other current assets	-	464,000

Total current assets	10,478,000	12,474,000

Property, plant and equipment:
Machinery and equipment	17,723,000	17,470,000
Office furniture and equipment	2,084,000	2,076,000
Intellectual property	783,000	783,000
Leasehold improvements	39,000	23,000
Fixtures and equipment at customer locations	519,000	519,000
Projects under construction	108,000	223,000
	21,256,000	21,094,000
Less : accumulated depreciation and amortization	(20,334,000)	(19,951,000)

Total property, plant and equipment, net	922,000	1,143,000

Other assets:
Operating lease right-of-use	3,882,000	3,530,000
Other assets	-	135,000

Total other assets	3,882,000	3,665,000

TOTAL ASSETS	15,282,000	17,282,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:

Trade payables	$1,313,000	$2,132,000
Line of credit	2,878,000	5,003,000
Notes payable - current portion	289,000	726,000
Notes payable - officers, subordinated	-	1,193,000
Operating lease liabilities	518,000	670,000
Accrued liabilities	2,480,000	647,000
Current liabilities of discontinued operations	-	-

Total current liabilities	7,478,000	10,371,000

Long-term liabilities:
Notes payable – net of current portion	427,000	-
Notes payable - officers, subordinated	1,267,000	-
Operating lease liabilities	3,364,000	2,860,000

Total long-term liabilities	5,058,000	2,860,000

TOTAL LIABILITIES	12,536,000	13,231,000

Equity:
Yunhong CTI, Ltd stockholders’ equity:
Series A Preferred Stock — no par value, 3,000,000 shares authorized, none and 500,000 shares issued and outstanding at December 31, 2022 and 2021 respectively (liquidation preference - $5.0 million as of December 31, 2021)	-	3,155,000
Series B Preferred Stock — no par value, 170,000 shares authorized, issued and outstanding at December 31, 2022 and 2021 respectively (liquidation preference - $1.7 million as of December 31, 2022)	1,851,000	1,715,000
Series C Preferred Stock — no par value, none and 170,000 shares authorized, issued and outstanding at December 31, 2022 and 2021 respectively	-	1,630,000
Series D Preferred Stock — no par value, none and 170,000 shares authorized, issued and outstanding at December 31, 2022 and 2021 respectively	-	1,512,000
Common stock - no par value, 50,000,000 shares authorized, 16,102,749 and 5,930,408 shares issued and 16,059,991 and 5,886,750 shares outstanding at December 31, 2022 and December 31, 2021 respectively	21,283,000	14,538,000
Paid-in-capital	3,895,000	4,317,000
Accumulated deficit	(24,122,000)	(22,655,000)
Less: Treasury stock, 43,658 shares	(161,000)	(161,000)

Total Yunhong CTI, Ltd Stockholders’ Equity	2,746,000	4,051,000

Total Stockholders’ Equity	2,746,000	4,051,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$15,282,000	$17,282,000

See accompanying notes to consolidated financial statements

Yunhong CTI, Ltd

Consolidated Statements of Operations and Comprehensive Income (Loss)

	For the Twelve Months Ended December 31,
	2022	2021

Net Sales	$18,048,000	$24,086,000

Cost of Sales	14,910,000	20,322,000

Gross profit	3,138,000	3,764,000

Operating expenses:
General and administrative	3,720,000	3,815,000
Selling	136,000	132,000
Advertising and marketing	402,000	323,000

Total operating expenses	4,258,000	4,270,000

Loss from operations	(1,120,000)	(506,000)

Other (expense) income:
Interest expense	(450,000)	(564,000)
Gain on Sale and Leaseback Transaction	-	3,357,000
Reclassification of Cumulative Foreign Currency Loss	-	(5,885,000)
Loss on Sale of Subsidiary	-	(4,325,000)
Other income/(expense)	103,000	195,000

Total other expense, net	(347,000)	(7,222,000)

Loss from continuing operations before taxes	(1,467,000)	(7,728,000)

Income tax expense	-	-

Loss from continuing operations	(1,467,000)	(7,728,000)

Income (Loss) from discontinued operations , net of tax	-	174,000

Net Loss	$(1,467,000)	$(7,554,000)

Less: Net loss attributable to noncontrolling interest	-	(718,000)

Net loss attributable to Yunhong CTI, Ltd	$(1,467,000)	$(8,272,000)

Other Comprehensive Income (Loss)
Foreign currency adjustment	-	(388,000)
Reclassification of foreign currency adjustment to earnings	-	6,273,000
Comprehensive loss	$(1,467,000)	$(1,669,000)

Deemed dividends on preferred stock and amortization of beneficial conversion feature	$(584,000)	$(3,573,000)

Net Loss Attributable to Yunhong CTI Ltd Common Shareholders	$(2,051,000)	$(11,845,000)

Basic income (loss) per common share
Continuing operations	$(0.22)	$(2.04)
Discontinued operations	-	0.03
Basic income (loss) per common share	$(0.22)	$(2.01)

Diluted income (loss) per common share
Continuing operations	$(0.22)	$(2.04)
Discontinued operations	-	0.03)
Diluted income (loss) per common share	$(0.22)	$(2.01)

Weighted average number of shares and equivalent shares of common stock outstanding:
Basic	9,301,888	5,878,887

Diluted	9,301,888	5,878,887

See accompanying notes to consolidated financial statements

Yunhong CTI, Ltd

Consolidated Statements of Stockholders’ Equity

	Yunhong CTI, Ltd
	Series A		Series B		Series C		Series D					Accumulated	Accumulated Other	Less
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	(Deficit)	Comprehensive	Treasury Stock		Noncontrolling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Interest	TOTAL

Balance December 31, 2020	500,000	$2,754,583	-	$-	-	$-			5,827,304	$14,537,828	$5,041,511	$(14,382,327)	$(5,885,112)	(43,658)	$(160,784)	$(718,212)	1,187,487

Series D Convertible Preferred Stock Issuance							170,000	1,500,000									1,500,000
Series C Convertible Preferred Stock Issuance					170,000	1,500,000											1,500,000
Series B Convertible Preferred Stock Modification			170,000	1,612,707													1,612,707
Convertible Preferred Stock Issuance - conversion of debt																	-
Common stock issued for warrants exercised - cashless									103,104
BCF on Series C Preferred Stock											1,500,000						1,500,000
Deemed Dividend on BCF of Series C Preferred Stock											(1,500,000)						(1,500,000)
Accrued Deemed Dividend - Series A Preferred Stock		400,417		-		-					(400,417)						-
Accrued Deemed Dividend - Series B Preferred Stock				102,293							(135,904)						(33,611)
Accrued Deemed Dividend - Series C Preferred Stock						130,000					(130,000)						-
Accrued Deemed Dividend - Series D Preferred Stock								12,000			(12,000)						-
Accretion of Series B Preferred Stock											(46,190)						(46,190)
Completion of HFS																	-
Net Income (Loss)												(8,272,000)				718,000	(7,554,000)
Foreign Currency Translation										172		(673)	5,885,112	(342)	(216)	(305)	5,885,124
Balance December 31, 2021	500,000	$3,155,000	170,000	$1,715,000	170,000	$1,630,000	170,000	$1,512,000	5,930,408	$14,538,000	$4,317,000	$(22,655,000)	$-	(44,000)	$(161,000)	$-	4,051,000

	Yunhong CTI, Ltd
	Series A		Series B		Series C		Series D					Accumulated	Less
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	(Deficit)	Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	TOTAL

Balance December 31, 2021	500,000	$3,155,000	170,000	$1,715,000	170,000	$1,630,000	170,000	$1,512,000	5,930,408	$14,538,000	$4,317,000	$(22,655,000)	(44,000)	$(161,000)	4,051,000

Accrued Deemed Dividend - Series A Preferred Stock		266,666									(266,666)				-
Conversion - Series A Preferred Stock	(500,000)	(3,421,666)							6,278,990	3,421,666
Accrued Deemed Dividend - Series B Preferred Stock				136,000							(136,000)				-
Accrued Deemed Dividend - Series C Preferred Stock						90,667					(90,667)				-
Conversion - Series C Preferred Stock					(170,000)	(1,720,667)			1,985,702	1,720,667
Accrued Deemed Dividend - Series D Preferred Stock								90,667			(90,667)				-
Conversion - Series D Preferred Stock							(170,000)	(1,602,667)	1,826,399	1,602,667
Stock Issuance									81,250						-
Equity Compensation Charge											162,000				162,000
Net Income (Loss)												(1,467,000)			(1,467,000)
Balance December 31, 2022	-	$-	170,000	$1,851,000	-	$-	-	$-	16,102,749	$21,283,000	$3,895,000	$(24,122,000)	(44,000)	$(161,000)	2,746,000

See accompanying notes to consolidated financial statements

Yunhong CTI, Ltd

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2022	2021

Cash flows from operating activities:
Net loss	$(1,467,000)	$(7,554,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activites
Depreciation and amortization	383,000	462,000
Equity compensation charge	162,000	-
Amortization of ROU asset	-	501,000
Realized currency translation gain	-	(92,000)
Gain on sale of building	-	(3,357,000)
Provision for losses on accounts receivable	-	40,000
Impairment of Note Receivable	-	95,000
Deconsolidation of disposed entities	-	10,015,000
Change in assets and liabilities:
Accounts receivable	1,825,000	(1,673,000)
Inventories	(449,000)	(604,000)
Prepaid expenses and other assets	836,000	132,000
Change in ROU liability	-	(501,000)
Trade payables	(819,000)	(1,173,000)
Accrued liabilities	1,897,000	(1,000)

Net cash provided by (used in) operating activities	2,368,000	(3,710,000)

Cash flows from investing activities:
Purchases of property, plant and equipment	(163,000)	(122,000)
Proceeds from Sale of building	-	3,500,000

Net cash (used in) provided by investing activities	(163,000)	3,378,000

Cash flows from financing activities:
Repayment of debt and revolving line of credit	(2,125,000)	(8,284,000)
Proceeds from issuance of preferred stock	-	3,000,000
Cash paid for deferred financing fees	-	(85,000)
Proceeds from issuance of long-term debt and revolving line of credit	-	5,995,000

Net cash (used in) provided by financing activities	(2,125,000)	626,000

Effect of exchange rate changes on cash	-	(550,000)

Net increase (decrease) in cash and cash equivalents	80,000	(256,000)

Cash and cash equivalents at beginning of year	66,000	322,000

Cash and cash equivalents at end of year	$146,000	$66,000
The cash flows related to discontinued operations have not been segregated, and are included in the Consolidated Statements of Cash Flows. The cash and equivalents amounts presented above differ from cash and equivalents in the Consolidated Balance Sheets due to cash included in “Current assets of discontinued operations.”

Supplemental disclosure of cash flow information:
Cash payments for interest	$375,000	$491,000
Accrued dividend and accretion on Preferred Stock	$584,000	$536,000
Lease right-of-use assets and lease liability	$747,000	$-
Conversion of Series A, C and D Preferred Stock	$6,745,000	$-
Issuance of Series C and D Preferred offerings	$-	$3,000,000
Cash receipts for tax refund	$202,000	$206,000
Amortization of beneficial conversion feature and deemed dividend on Series C and D Preferred stock	$-	$2,990,000

See accompanying notes to consolidated financial statements

Notes to Consolidated Financial Statements of Yunhong CTI Ltd.

Years Ended December 31, 2022 and 2021

1. Nature of Business

Nature of Operations

Yunhong CTI Ltd. (formerly CTI Industries Corporation), its former subsidiaries - United Kingdom subsidiary (CTI Balloons Limited), Mexican subsidiary (Flexo Universal, S. de R.L. de C.V.), and German subsidiary (CTI Europe GmbH); as well as current subsidiary CTI Supply, Inc. (collectively, the “Company”) (i) design, manufacture and distribute metalized and latex balloon products throughout the world and (ii) operate systems for the production, lamination, coating and printing of films used for food packaging and other commercial uses and for conversion of films to flexible packaging containers and other products. As discussed in Note 19 Discontinued Operations, effective in 2019, the Company determined that it was exiting CTI Balloons Limited and CTI Europe, and during 2021 sold its interest in Flexo Universal. Accordingly, the operations of these entities are classified as discontinued operations in these financial statements.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Yunhong CTI Ltd., its wholly owned subsidiary CTI Supply, Inc. and former wholly owned subsidiary CTI Balloon Ltd and its former majority owned subsidiaries, Flexo Universal and CTI Europe. All significant intercompany accounts and transactions have been eliminated upon consolidation. As discussed in Note 21 Discontinued Operations, effective in 2019, the Company determined that it was exiting CTI Balloons Limited and CTI Europe, and during 2021 sold its interest in Flexo Universal. Accordingly, the operations of these entities are classified as discontinued operations in these financial statements.

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

Foreign Currency Translation

The financial statements of foreign subsidiaries were translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities, the historical exchange rate for stockholders’ equity, and a weighted average exchange rate for each period for revenues and expenses. Translation adjustments were recorded in accumulated other comprehensive income (loss) as the local currencies of the subsidiaries are the functional currencies. Foreign currency transaction gains and losses were recognized in the period incurred and are included in the consolidated statements of operations. This issue became moot with the elimination of all foreign subsidiaries between 2019-2021.

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

(in years)
Building	25-30
Machinery and equipment	3-15
Projects that prolong the life and increase efficiency of machinery	3-5
Light Machinery	5-10
Heavy Machinery	10-15
Office furniture and equipment	5-8
Intellectual Property	9-15
Leasehold improvements	5-8
Furniture and equipment at customer locations	1-3

Light machinery consists of forklifts, scissor lifts, and other warehouse machinery. Heavy machinery consists of production equipment including laminating, printing and converting equipment. Projects in process represent those costs capitalized in connection with construction of new assets and/or improvements to existing assets including a factor for interest on funds committed to projects in process of $108,000 and $220,000 for the years ended December 31, 2022 and 2021, respectively. Upon completion, these costs are reclassified to the appropriate asset class.

Stock-Based Compensation

The Company has stock-based incentive plans which may grant stock option, restricted stock and unrestricted stock awards. The Company recognizes stock-based compensation expense based on the grant date fair value of the award and the related vesting terms. The fair value of stock-based awards is determined using the Black-Scholes model, which incorporates assumptions regarding the risk-free interest rate, expected volatility, expected option life, and dividend yield. See Note 14 for additional information.

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

Income Taxes

The Company accounts for income taxes using the liability method. As such, deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Realization of deferred tax assets is dependent upon future earnings, the timing and amount of which are uncertain.

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

We utilize a two step approach to recognize and measure uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not the position will be sustained upon tax authority examination, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. See Note 10 for further discussion.

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

A disaggregation of product net sales is presented in Note 16.

Research and Development

The Company conducts product development and research activities which include (i) creative product development and (ii) engineering. During the years ended December 31, 2022 and 2021, research and development activities totaled approximately $200,000 and $206,000, respectively.

Advertising Costs

The Company expenses advertising costs as incurred.

Note 3 – Liquidity and Going Concern

The Company’s financial statements are prepared using account principles generally accepted in the United States (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has a cumulative net loss from inception to December 31, 2022 of approximately $24 million. The accompanying financial statements for the year ended December 31, 2022 have been prepared assuming the Company will continue as a going concern. The Company’s cash resources may be insufficient to meet its anticipated needs during the next twelve months. The Company may require additional funding on acceptable terms to support it is planned future operations. Management’s plans include executing on its business plan and raising external funds to the extent needed. These factors are indicators that there is substantial doubt about the ability to continue as a going concern for one year from the issuance of the accompanying consolidated financial statements. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

In June 2021, the Company received $1.5 million from a third party as an advance on a proposed sale of Series D Redeemable Convertible Preferred Stock. As of December 1, 2021, the terms of the arrangement were finalized and this investment was reclassified into equity.

We believe we have been in compliance with our new credit facility since that time. As of December 31, 2022 we have drawn approximately $2.9 million of the maximum $6.0 million revolving line of credit, which is available subject to the value of receivables and inventory that support the line. Through December 31, 2022, the Company has received approximately $160,000 in Employee Retention Tax Credits (“ERTC”) from the United States Government related to claims that were filed during 2021. $123,000 is listed as General and Administrative, while the remainder is in Other Income. During October 2022 we had outstanding $1.2 million of additional ERTC claims that had not been processed. We factored those claims with a third party for $0.9 million. To the extent any portion of those claims are ultimately denied, we must refund a pro-rated amount of that $0.9 million. This is treated as deferred income on the balance sheet until such time as the original claims are processed. During January 2023, approximately $0.8 million of these claims were processed and paid, which was forwarded to the third party. At that time, we recognize approximately $0.6 million of the related deferred income.

4. New Accounting Pronouncements

Recent Accounting Pronouncements

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

5. Fair Value Disclosures

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

6. Other Comprehensive Loss

For the year ended December 31, 2021 the Company incurred other comprehensive gain of approximately $6 million from foreign currency translation adjustments, including the reclassification of prior amounts into then-current year results.

7. Major Customers

For the year ended December 31, 2022, the Company had two customers that accounted for approximately 36% and 35% of consolidated net sales from continuing operations. For the year ended December 31, 2021, those same two customers accounted for approximately 57% and 19% of consolidated net sales. At December 31, 2022 and December 31, 2021, the outstanding accounts receivable balance due from these customers were $0.1 million and $1.3 million, respectively.

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

Inventories of continuing operations are comprised of the following:

	December 31, 2022	December 31, 2021
Raw materials	$1,457,000	$1,249,000
Work in Process	2,513,000	2,492,000
Finished Goods	4,355,000	4,135,000

Total inventories	$8,325,000	$7,876,000

9. Notes Payable

Long term debt consists of:

	December 31,
	2022	2021
Subordinated notes (officer) due December 2023	$1,267,000	$1,193,000
Other Note	172,000	167,000
Term Loan (2022 and 2021 are net of deferred finance costs of $0.1 million and $0.2 million, respectively)	543,000	559,000
Line of Credit	2,878,000	5,003,000

Total long-term debt	4,860,000	6,922,000

Less current portion	(3,166,000)	(6,922,000)
Total Long-term debt, net of current portion	$1,694,000	$-

Line of Credit and Term Loan

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

Interest on the Senior Facilities shall be the prime rate published from time to time published in the Wall Street Journal (7.5% as of December 16, 2022), plus 1.95% per annum, accruing daily and payable monthly. Interest shall be calculated on the basis of a 360-day year for the actual number of days elapsed. The Term Loan Facility shall be repaid by the Company to Lender in 48 equal monthly installments of principal and interest, each in the amount of $15,234, commencing on November 1, 2021, and continuing on the first day of each month thereafter until the Term Loan Maturity Date (as defined in the Agreement). Also, the Company would pay the Lender collateral monitoring fees of 4.62% of the eligible accounts receivable, inventory, and equipment supporting the Revolving Credit Facility and the Term Loan. During August 2022 the terms above were modified to reduce the collateral monitoring fee to 2.77%, and added a provision that barred the Company from repaying the facility prior to September 2023. In addition, the Company paid the Lender a loan fee of 1.25% of the Maximum Revolver Amount and the Term Loan Amount upon the execution of the Agreement.

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

The Senior Facilities require that the Company shall, commencing December 31, 2021, maintain Tangible Net Worth of at least $4,000,000 or greater (“Minimum Tangible Net Worth”). Minimum Tangible Net Worth may be adjusted downward by the Lender, from time to time, in its sole and absolute discretion, based on the effect of non-cash charges and other factors on the calculation of Tangible Net Worth. Other debt subordinated to Lender is not considered as a reduction of this calculation. The Company believes it was in compliance with this covenant as of December 31, 2022 and 2021, respectively.

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

As of December 31, 2022 and 2021, the term loan balance amounted to $0.5 million and $0.6 million, respectively, which consisted of the principal and interest payable balance and deferred financing costs. The balance of the Revolving Line of Credit as of December 31, 2022 and 2021 amounted to $2.9 million and $5.0 million, respectively.

Subordniated (Officer) Note

As of January 1, 2019, the Company had a note payable to John H. Schwan, former Director and former Chairman of the Board, for $1.6 million, including accrued interest. This loan accrues interest, is due December 31, 2023, and is subordinate to the Senior Facilities. During January 2019, Mr. Schwan converted $600,000 of the note into approximately 181,000 shares of our common stock at the then market rate of $3.32 per share. As a result of the conversion, the loan balance decreased to $1.0 million. The loan and interest payable to Mr. Schwan amounted to $1.3 million and $1.2 million as of December 31, 2022 and 2021, respectively. No payments were made to Mr. Schwan during 2022 or 2021. Interest expense related to this loan amounted to $18,000 and $17,000 for the three months ended December 31, 2022 and 2021, respectively, and $74,000 and $70,000 for the twelve months ended December 31, 2022 and 2021, respectively.

Other Note

As of December 31, 2021, the Company had a note payable to Alex Feng  for $166,667. This loan accrues interest at 3% and is subordinate to the Senior Facilities. The subordination agreement signed September 30, 2021 changes the term of the maturity date from November 2023 to March 2024 and payment date starting April 2022.

10. Income Taxes

Tax Reform act of 2017

On December 22, 2017, the Tax Cuts and Jobs Act was enacted into law and introduced significant changes to U.S. tax law. The Company reflected the impacts of changes in tax law to the financial statements including the federal income tax rate reduction from 35% to 21%; the new limitations on the tax deductibility of interest expense; the acceleration of business asset expensing; the repeal of the alternative minimum tax (“AMT”); the limitation on the use of net operating losses generated in future years; and the Global Intangible Low Taxed Income regime. On March 27, 2020, the CARES Act was enacted into law and introduced changes to U.S. tax law including revised limitations on the tax deductibility of interest expense and the limitation on the use of net operating losses.

Due to an ownership change in the first quarter of 2020, the future utilization of certain post-change income tax attributes of Yunghong CTI Ltd , including net operating loss carryovers, are anticipated to be limited for U.S. income tax purposes.

The provision (benefit) for income taxes consists of the following:

Year Ended December 31,
	2022	2021
Current:
Federal	$-	$-
State	-	-
Foreign	-	-
Total Current	-	-

Deferred:
Federal	$-	$-
State	-	-
Foreign	-	-
Total Deferred	-	-
Provision (Benefit) for income taxes	-	-

Income tax provision (benefit) related to continuing operations differ from the amounts computed by applying the statutory income tax rate of 21% to pretax loss as follows (in thousands):

	Year Ended December 31,
	2022	2021
U.S. Federal provision (benefit)
At Statutory Rate	$(120,000)	$(743,000)
State Taxes	25,000	(770,000)
Change in Valuation Allowance	50,000	1,792,000
NOL Carryback Claim (CARES Act)	-	-
Nondeductible Expenses	-	-
Foreign Taxes	-	-
Deconsolidation & Impairment	(32,000)	(623,000)
Other	77,000	344,000

Total	$-	$-

Deferred Tax Assets and Liabilities

Deferred income taxes reflect the net tax effects of loss and credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets for federal and state income taxes are as follows):

	Year Ended December 31,
	2022	2021
Deferred Tax Assets:
Federal & State NOL Carryforward	3,241,000	2,696,000
Foreign Tax Credit & Other Credits	307,000	308,000
Capitalized R&D	55,000	-
Reserves and Accruals	152,000	205,000
Capital Loss Carryforward	2,378,000	2,360,000
Unicap 263A Adjustment	233,000	282,000
Other DTA	(91,000)	(90,000)
Foreign NOL Carryforward	2,000	2,000
Deferred Interest Expense	1,704,000	1,578,000
ERC Wage Disallowance	-	313,000
Deconsolidation & Impairment	-	415,000
Total Gross DTA	7,982,000	8,069,000
Less: Val. Allowance	(8,159,000)	(8,115,000)
Total Deferred Tax Assets	(177,000)	(46,000)

Deferred Tax Liabilities:
Fixed Assets & Intangibles	233,000	158,000
Section 481(a) Adjustment	(56,000)	(112,000)
Total Gross DTL	177,000	46,000
Net Deferred Tax Assets	-	-

Realization of our deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Due to the lack of earnings history and in light of management’s comments regarding going concern for most of 2019 through December 31, 2022, a valuation allowance has been recorded to reduce the deferred tax assets to its net realizable value. The valuation allowance increased by $0.4 million and increased by $1.7 million during the years ended December 31, 2022 and December 31, 2021, respectively. The valuation allowance includes no benefit related to stock based compensation and exercises for the years ended December 31, 2022 and 2021, respectively, prior to the implementation of ASC 515 and 718, that will be credited to additional paid in capital when realized.

Net Operating Loss and Tax Credit Carryforwards

As of December 31, 2022, we had a net operating loss carryforward for federal income tax purposes of approximately $9.8 million, of which $0.2 million is subject to expiration beginning 2037. We had a total state net operating loss carryforward of approximately $12.5 million, with various expiration dates. Utlization of some of the federal and state net operating loss and credit carryforwards are subject to annual limitations due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitations may result in the expiration of net operating losses and credits before utilization.

11. Related Party Transactions

Ms. Jana M. Schwan is the Company’s Chief Operating Officer. Her father, John H. Schwan, held several positions with the Company over many years, most recently as Chairman of the Board until June 2020. His brother is Gary Schwan, one of the owners of Schwan Incorporated, which provides building maintenance services to the Company. The Company made payments to Schwan Incorporated of approximately $1,000 and $13,000 during the years ended December 31, 2022 and 2021, respectively.

As discussed in Note 9, Mr. John H. Schwan was owed approximately $1.3 million and $1.2 million as of December 31, 2022 and 2021, respectively in a note from the Company.

12. Commitments

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

The table below describes our lease position as of December 31, 2022 and 2021:

Assets	As of December 31, 2022	As of December 31, 2021
Operating lease right-of-use assets	4,805,000	4,031,000
Accumulated amortization	(923,000)	(501,000)
Net lease assets	3,882,000	3,530,000

Liabilities
Current
Operating	518,000	670,000
Noncurrent
Operating	3,364,000	2,860,000
Total lease liabilities	3,882,000	3,530,000

Weighted average remaining term (years) – operating leases	8	9

Weighted average discount rate – operating leases	11.25%	11.25%

During the year ended December 31, 2022 and 2021, we recorded expenses related to

	Year ended December 31
	2022	2021
Operating right-of-use lease asset amortization	746,000	501,000

Financing lease asset amortization	-	-
Related interest expense	-	-

Total expense during twelve months ended December 31	746,000	501,000

The following table summarizes the maturities of our lease liabilities for all operating leases as of December 31, 2022

(in thousands)	12/31/2022

2023	949
2024 and thereafter	5,074
Total lease payments	6,023
less: Imputed interest	(2,141)
Present value of lease liabilities	3,882

13. Convertible Redeemable Preferred Stock

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

Series B Convertible Preferred Stock

In November 2020, we issued 170,000 shares of Series B Preferred for an aggregate purchase price of $1,500,000. The Series B Preferred have an initial stated value of $10.00 per share and liquidation preference over common stock. The Series B Preferred is convertible into shares of our common stock equal to the number of shares determined by dividing the sum of the stated value and any accrued and unpaid dividends by the conversion price of $1.00. The Series B Preferred accrues dividends at a rate of 8 percent per annum, payable at our election either in cash or shares of the Company’s common stock. Initially, the Series B Preferred, in whole or part, was redeemable at the option of the holder (but not mandatorily redeemable) at any time on or after November 30, 2021 for the stated value, plus any accrued and unpaid dividends and thus was classified as mezzanine equity and initially recognized at fair value of $1.5 million (the proceeds on the date of issuance). In March 2021, the terms of the Series B Preferred were modified to eliminate the ability of the holder to redeem the Series B Preferred. As the Series B Preferred is no longer redeemable, the Series B Preferred is not classified as mezzanine equity as of December 31, 2022 or December 31, 2021. As a result, the carrying value as of December 31, 2022 and 2021 amounted to $1,851,000 and $1,715,000, respectively. The December 31, 2022 balance consists of $1,500,000 original carrying value, $304,000 accrued dividends and $47,000 accretion. On February 1, 2023, the investor converted Preferred Series B into approximately 1.9 million shares of common stock.

Series C Convertible Preferred Stock

In January 2021 we entered into an agreement with a related party, LF International Pte. Ltd. which is controlled by Company director and Chairman, Mr. Yubao Li, to purchase shares of Series C Preferred stock. We issued 170,000 shares of Series C Preferred for an aggregate purchase price of $1,500,000. The Series C Preferred have an initial stated value of $10.00 per share and liquidation preference over common stock. The Series C Preferred is convertible into shares of our common stock equal to the number of shares determined by dividing the sum of the stated value and any accrued and unpaid dividends by the conversion price of $1.00. The Series C Preferred accrues dividends at a rate of 8 percent per annum, payable at our election either in cash or shares of the Company’s common stock. The issuance of the Series C Preferred generated a beneficial conversion feature (BCF), which arises when a debt or equity security is issued with an embedded conversion option that is beneficial to the investor or in the money at inception because the conversion option has an effective strike price that is less than the market price of the underlying stock at the commitment date. The fair value of the common stock into which the Series C Preferred was convertible exceeded the allocated purchase price of the Series C Preferred at the closing dates by greater than the allocated purchase price. Therefore, the BCF was the purchase price of the Series C Preferred ($1.5 million) and was allocated to Additional Paid-in Capital, resulting in a discount on the Series C Preferred Stock. As the Series C Preferred Stock is immediately convertible, the Company accreted the discount on the date of issuance. The accretion to the carrying value of the Series C Preferred is treated as a deemed dividend, recorded as a charge to Additional Paid in Capital and deducted in computing earnings per share. The carrying value as of August 30, 2022 and December 31, 2021 amounted to $1,698,000 and $1,630,000, respectively. On September 1, 2022, the investor converted Series C into 1.7 million shares of common stock and accrued dividends in the amount of approximately 0.3 million shares of common stock.

Series D Convertible Preferred Stock

In June 2021, the Company received $1.5 million from an unrelated third party as an advance on a proposed sale of Series D Redeemable Convertible Preferred Stock. As of September 30, 2021, the Company was in the process of negotiating and finalizing the terms of the arrangement. As the agreement was not finalized as of September 30, 2021, the $1.5 million advance was classified as Advance from Investor within liabilities on the balance sheet at that time. As of December 31, 2021, the terms had been finalized, the investment was classified as equity, similar to the prior Convertible Preferred issuances, above. The issuance of the Series D Preferred generated a beneficial conversion feature (BCF), which arises when a debt or equity security is issued with an embedded conversion option that is beneficial to the investor or in the money at inception because the conversion option has an effective strike price that is less than the market price of the underlying stock at the commitment date. The fair value of the common stock into which the Series D Preferred was convertible exceeded the allocated purchase price fair value of the Series D Preferred Stock at the closing dates by approximately $0.3 million as of the closing dates. We recognized this BCF by allocating the intrinsic value of the conversion option, to additional paid-in capital, resulting in a discount on the Series D Preferred. As the Series D Preferred is immediately convertible, the Company accreted the discount on the date of issuance. The accretion was recognized as dividend equivalents. Holders of the Series D Preferred will be entitled to receive quarterly dividends at the annual rate of 8% of the stated value ($10 per share). Such dividends may be paid in cash or in shares of common stock at the Company’s discretion. In addition, 128,000 warrants to purchase the Company’s common stock were issued with respect to this transaction. These warrants are exercisable until December 1, 2024, at the lower of $1.75 per share or 85% of the variable price based on the ten day volume weighted average price (“VWAP”) of the Company’s common stock. The value of these warrants was determined to be $230,000 and recorded as an allocation of paid in capital associated with this transaction. The carrying value as of September 1, 2022 and December 31, 2021 amounted to $1,580,000 and $1,512,000, respectively. On September 1, 2022, the investor converted Preferred Series D into 1.7 million shares of common stock and received accrued dividends of approximately 0.1 million shares of common stock.

Preferred Stock Rollforward	Balance as of December 31, 2021	Accrued Deemed Dividends	Balance as of December 31, 2022
Series B	1,715,000	102,000	1,851,000

Warrants

A summary of the Company’s stock warrant activity is as follows:

	Shares under Option	Weighted Average Exercise Price
Balance at December 31, 2021	128,000	$1.75
Granted	-	-
Cancelled/Expired	-	-
Exercised/Issued	-	-
Outstanding at December 31, 2022	128,000	1.75

Exercisable at December 31, 2022	128,000	$1.75

As of December 31, 2022 and December 31, 2021 the Company reserved the following shares of its common stock for the exercise of warrants, and preferred stock:

Series B Preferred Stock	1,700,000
2021 Warrants	128,572
Shares reserved as of December 31, 2022 and December 31, 2021	1,828,572

14. Other Stockholders’ Equity

Common Stock

During 2020, 400,000 shares of our common stock were issued to LF related to the acceleration of closings in our Series A Offering, and an additional 200,000 shares were issued to Garden State Securities in its representation of the Company in the Series A Offering.

Restricted Stock

In 2020, 15,000 shares of restricted stock vested to Mr. Hyland, former Chief Executive Officer, pursuant to the terms of the grant related to his employment with the Company. There were no other shares of restricted stock outstanding during 2020 or 2021. During 2022, 250,000 shares of restricted stock were granted to the incoming Chief Executive Officer pursuant to an employment agreement. 25,000 of those shares are to vest immediately and the remaining shares are schedule to vest upon the achievement of certain performance conditions. Each of three independent directors received grants of 5,000 shares that were fully vested as of December 31, 2022. Additionally, the Chief Operating Officer was granted 100,000 shares, 20,000 of which vested over 12 months while the remaining 80,000 had the same performance conditions as the Chief Executive Officer. During 2022, the performance condition related to 56,250 shares for the Chief Executive Officer and 20,000 shares for the Chief Operating Officer was met, and these shares vested. As of December 31, 2022, performance conditions related to 168,750 shares for the Chief Executive Officer and 60,000 shares for the Chief Operating Officer remain unvested.

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

On June 8, 2018, our shareholders approved the 2018 Stock Incentive Plan (“2018 Plan”). The 2018 Plan authorized the issuance of up to 300,000 shares of our common stock in the form of equity-based awards. Because no registration on Form S-8 was filed for these additional shares within 12 months of approval by our shareholders, those additional shares are not available for issuance in the normal course. On June 17, 2022, our shareholders approved of the issuance of 500,000 shares to this plan.

The Company, at the discretion of the board, may issue options in excess of the total available, if options related to that stock plan are cancelled. In some cases, not all shares that are available to a stock plan are issued, as the Company is unable to issue options to a previous plan when a new plan is in place.

The Company recognized share based compensation expense of approximately $160,000 and $0 in 2022 and 2021. As of December 31, 2022 and 2021, respectively, there was no unrecognized compensation expense related to non-vested stock option grants. There were approximately 228,000 performance-based grants for which the underlying performance threshold had not been met as of December 31, 2022.

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

Risk-free interest rate: The Company bases the risk-free interest rate on the rate payable on US treasury securities with a similar maturity in effect at the time of the grant, which was 3.80% and 0.30%, during 2022 and 2021, respectively.

Expected life: The expected life of the warrants represents the period of time warrants were expected to be outstanding. The Company used an expected life of 5 years for all warrants granted during 2022 and 2021.

Dividend yield: The estimate for dividend yield is 0%, as the Company did not issue dividends during 2022 or 2021 and does not expect to do so in the foreseeable future.

Estimated forfeitures: When estimating forfeitures, the Company considers historical terminations as well as anticipated retirements.

A summary of the Company’s stock options, warrants and related information, is as follows:

	Options	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Balance at January 1, 2021	-	$-	195,160	1.00
Granted	-		128,572	1.75
Cancelled/Expired	-
Exercised/Issued	-		(195,160)	1.00
Balance at December 31, 2021	-		128,572	$1.75
Granted	-		-
Cancelled/Expired	-
Exercised/Issued			-
Balance at December 31, 2022	-		128,572	$1.75

Exercisable at December 31, 2022			128,572	$1.75

As there are no active stock options, there is no aggregate intrinsic value (the difference between the closing price of the Company’s common stock as of December 31, 2022 and 2021, respectively, and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all the holders exercised their options on December 31, 2022 and 2021, respectively. The warrants have an intrinsic value of $230,000 and $230,000 as of December 31, 2022 and 2021, respectively.

As of December 31, 2022 and 2021, the Company reserved the following shares of its common stock for the exercise of warrants, and preferred stock:

2021 Warrants	128,572
Series B Preferred Stock	1,700,000
Shares reserved as of December 31, 2022	1,828,572

15. Earnings Per Share

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

Consolidated earnings per share	2022	2021
Loss from continuing operations	$(1,467,000)	$(7,728,000)
Loss attributable to noncontrolling interest	-	(718,000)
Deemed dividends on preferred stock and amortization of beneficial conversion feature	(584,000)	(3,573,000)
Loss from continuing operations attributable to Yunhong CTI Ltd common shareholders	$(2,051,000)	$(10,323,000)
(Gain)/loss attributable to noncontrolling interest	-	174,000
Loss from discontinued operations attributable to Yunhong CTI Ltd common shareholders	$-	$(11,845,000)

Basic and Diluted loss per common share:
Continuing operations	$(0.22)	$(2.04)
Discontinued operations	-	0.03
	$(0.22)	$(2.01)

Basic and Diluted weighted average number of shares and equivalent shares of common stock outstanding	9,301,888	5,878,887

16. Product and Geographic Segment Data

The Company’s operations consist of a single business segment which designs, manufactures, and distributes film products.

The following table provides a breakdown of product net sales from operations in each of the years indicated (in thousands):

	Twelve Months Ended
	December 31, 2022		December 31, 2021
	$	% of	$	% of
Product Category	(000) Omitted	Net Sales	(000) Omitted	Net Sales

Foil Balloons	10,858,000	60%	18,235,000	76%

Film Products	2,036,000	11%	2,386,000	10%

Other	5,154,000	29%	3,463,666	14%

Total	18,048,000	100%	24,085,666	100%

17. Contingencies

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

18. Legal Proceedings

The Company may be party to certain lawsuits or claims arising in the normal course of business. The ultimate outcome of these matters is unknown but, in the opinion of management, we do not believe any of these proceedings will have, individually or in the aggregate, a material adverse effect upon our financial condition, cash flows or future results of operation.

19. Discontinued Operations

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

In October 2021, the Company sold its interest in Flexo Universal (its subsidiary in Mexico that manufactured latex balloons). This transaction was recorded during the fourth quarter of 2021. The Company recorded an expense of approximately $10 million associated with this transaction, as well as the reversal of previously recognized Other Comprehensive Income charges of approximately $6 million, for the year ended December 31, 2021. The Company received an aggregate of $245,000 from the sale date until December 31, 2021, part of the $500,000 it received in consideration of the sale As of December 31, 2021, the Company had a note receivable associated with the transaction of $255,000, which was subsequently collected over the course of 2022.

20. Subsequent Events

During May 2022 the Company received a notice of deficiency from the NASDAQ related to a failure to maintain a $1 bid price during a 30 day period. The Company had to achieve a $1 bid price for no fewer than ten (10) consecutive trading days during a 180 day grace period in order to regain compliance. During November, 2022, the Company had not regained compliance with the minimum bid price requirement which caused the NASDAQ to send the Company a delisting letter, subject to appeal. The Company filed a timely appeal, which was heard by a Hearing Panel on January 5, 2023. Consistent with the outcome of that Hearing, and in light of the recovery in the Company’s bid price, on January 19, 2023, the NASDAQ informed the Company that it had regained compliance with this standard.

During January 2023, approximately $0.8 million of our ERTC claims were processed and paid by the United States Government. We forwarded those receipts to the third party factoring entity, and recognized approximately $0.6 million of related deferred income.

During February 2023, the investor of Series B preferred converted into approximately 1.9 million shares of common stock. After that event, we no longer have any outstanding preferred stock.

