Form 10-Q
period 2023-03-31
Yunhong CTI Ltd.
filed 2023-05-15
CIK 1042187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

The number of shares outstanding of the registrant’s common stock, no par value per share, as of May 10, 2023 was 19,971,755 (excluding treasury shares).

Yunhong CTI, LTD

Condensed Consolidated Balance Sheets

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$130,000	$146,000
Accounts receivable, net	3,344,000	1,618,000
Inventories	7,944,000	8,325,000
Prepaid expenses	489,000	389,000

Total current assets	11,907,000	10,478,000

Property, plant and equipment:
Machinery and equipment	17,723,000	17,723,000
Office furniture and equipment	2,084,000	2,084,000
Intellectual property	783,000	783,000
Leasehold improvements	39,000	39,000
Fixtures and equipment at customer locations	519,000	519,000
Projects under construction	164,000	108,000
	21,312,000	21,256,000
Less : accumulated depreciation and amortization	(20,414,000)	(20,334,000)

Total property, plant and equipment, net	898,000	922,000

Other assets:
Operating lease right-of-use	3,757,000	3,882,000

Total other assets	3,757,000	3,882,000

TOTAL ASSETS	$16,562,000	$15,282,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade payables	$1,278,000	$1,313,000
Line of credit	4,284,000	2,878,000
Notes payable - current portion	540,000	289,000
Notes payable - officers, subordinated	1,286,000	-
Operating Lease Liabilities	518,000	518,000
Accrued liabilities	1,382,000	2,480,000

Total current liabilities	9,288,000	7,478,000

Long-term liabilities:
Notes payable - noncurrent	-	427,000
Notes payable - officers, subordinated	-	1,267,000
Operating Lease Liabilities	3,239,000	3,364,000

Total long-term liabilities	3,239,000	5,058,000

TOTAL LIABILITIES	12,527,000	12,536,000

Shareholders’ Equity:
Yunhong CTI, Ltd shareholders’ equity:
Series B Preferred Stock — no par value, 170,000 shares authorized, none and 170,000 issued and outstanding at March 31, 2023 and December 31, 2022, respectively	-	1,851,000
Common Stock – no par value, 50,000,000 shares authorized, 20,015,413 and 16,102,749 shares issued and 19,971,755 and 16,059,991 shares outstanding at March 31, 2023 and December 31, 2022, respectively	21,283,000	21,283,000
Paid-in-capital	6,637,000	3,895,000
Accumulated deficit	(23,724,000)	(24,122,000)
Less: Treasury stock, 43,658 shares	(161,000)	(161,000)

Total Shareholders’ Equity	4,035,000	2,746,000

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$16,562,000	$15,282,000

See accompanying notes to condensed consolidated unaudited financial statements.

Yunhong CTI, LTD

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	For the Three Months Ended March 31,
	2023	2022

Net Sales	$5,051,000	$5,797,000

Cost of Sales	3,924,000	4,758,000

Gross profit	1,127,000	1,039,000

Operating expenses:
General and administrative	961,000	837,000
Selling	32,000	38,000
Advertising and marketing	122,000	183,000

Total operating expenses	1,115,000	1,058,000

Income / (Loss) from operations	12,000	(19,000)

Other (expense) / income:
Interest expense	(142,000)	(96,000)
Other (expense) / income	526,000	94,000

Total other (expense) / income, net	384,000	(2,000)

Income / (Loss) from continuing operations before taxes	396,000	(21,000)

Income tax expense	-	-

Net Income / (Loss)	$396,000	$(21,000)

Net Loss attributable to noncontrolling interest	-	-

Net Loss attributable to Yunhong CTI Ltd.	396,000	(21,000)

Other Comprehensive Income (Loss)
Foreign Currency adjustment
Comprehensive Loss	396,000	(21,000)

Deemed Dividends on preferred stock and amortization of beneficial conversion feature	$(11,000)	$(202,000)

Net Loss attributable to Yunhong CTI Ltd Common Shareholders	$385,000	$(223,000)

Basic income (loss) per common share	$0.02	$(0.04)

Diluted income (loss) per common share	$0.02	$(0.04)

Weighted average number of shares and equivalent shares of common stock outstanding:
Basic	17,689,552	5,900,639

Diluted	17,689,552	5,900,639

See accompanying notes to condensed consolidated unaudited financial statements.

Yunhong CTI, LTD

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended March 31,
	2023	2022

Cash flows from operating activities:
Net income/loss from continuing operations	$396,000		$(21,000)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation and amortization	80,000		98,000
Equity compensation expense	7,000		31,000
Provision for losses on accounts receivable	-		-
Change in assets and liabilities:
Accounts receivable	(1,726,000)		125,000
Inventories	381,000		(620,000)
Prepaid expenses and other assets	(100,000)		339,000
Trade payables	(35,000)		215,000
Accrued liabilities	(372,000)		(167,000)

Net cash (used in) provided by operating activities	(1,369,000)		2,000

Cash flows from investing activities:
Purchases of property, plant and equipment	(56,000)		(15,000)

Net cash used in investing activities	(56,000)		(15,000)

Cash flows from financing activities:
Proceeds from issuance of long-term debt and revolving line of credit	1,409,000		155,000

Net cash provided by financing activities	1,409,000		155,000

Net (decrease) / increase in cash and cash equivalents	(16,000)		142,000

Cash and cash equivalents at beginning of period	146,000		66,000

Cash and cash equivalents at end of period	$130,000		$208,000

Supplemental disclosure of cash flow information and noncash investing and financing activities:
Cash payments for interest	$118,000		$78,000
Accrued Divided and Accretion on preferred stock	$11,000		$202,000
Lease right-of-use assets and lease liability	$-		$747,000
Conversion of notes and deposits into common stock	$885,000	$

See accompanying notes to condensed consolidated unaudited financial statements.

Yunhong CTI, Ltd

Consolidated Statements of Stockholders’ Equity

	Yunhong CTI, Ltd
	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Common Stock		Paid-in	Accumulated (Deficit)	Less Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	TOTAL

Balance December 31, 2021	500,000	$3,155,000	170,000	$1,715,000	170,000	$1,630,000	170,000	$1,512,000	5,930,408	$14,538,000	$4,317,000	$(22,655,000)	(44,000)	$(161,000)	4,051,000
Accrued Deemed Dividend - Series A Preferred Stock		100,000									(100,000)				-
Accrued Deemed Dividend - Series B Preferred Stock				34,000							(34,000)				-
Accrued Deemed Dividend - Series C Preferred Stock						34,000					(34,000)				-
Accrued Deemed Dividend - Series D Preferred Stock								34,000			(34,000)				-
Stock Issuance									25,000						-
Equity Compensation Charge											31,000				31,000
Net Income (Loss)												(21,000)			(21,000)
Balance March 31, 2022	500,000	$3,255,000	170,000	$1,749,000	170,000	$1,664,000	170,000	$1,546,000	5,955,408	$14,538,000	$4,146,000	$(22,676,000)	(44,000)	$(161,000)	4,061,000

Yunhong CTI, Ltd

Consolidated Statements of Stockholders’ Equity

	Yunhong CTI, Ltd
							Accumulated
	Series B Preferred Stock		Common Stock		Paid-in	Accumulated (Deficit)	Other Comprehensive	Less Treasury Stock
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	TOTAL

Balance December 31, 2022	170,000	$1,851,000	16,102,749	$21,283,000	$3,895,000	$(24,122,000)	$-	(44,000)	$(161,000)	2,746,000

Series B Convertible Preferred Stock Issuance	(170,000)	(1,862,000)	1,888,078		1,862,000					-
Common stock issued for notes payable and investor deposit			1,908,336		884,000					884,000
Accrued Deemed Dividend - Series B Preferred Stock		11,000			(11,000)					-
Equity compensation			116,250		7,000					9,000
Net Income (Loss)						396,000				396,000
Foreign Currency Translation							-			-
Balance March 31, 2023	-	$-	20,015,413	$21,283,000	$6,637,000	$(23,724,000)	$-	(44,000)	$(161,000)	4,035,000

See accompanying notes to unaudited condensed consolidated financial statements

Yunhong CTI Ltd. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 - Basis of Presentation

The accompanying condensed (a) consolidated balance sheet as of March 31, 2023 and (b) the unaudited interim condensed consolidated financial statements have been prepared and, in the opinion of management, contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the consolidated financial position and the consolidated statements of comprehensive income and consolidated cash flows for the periods presented in conformity with generally accepted accounting principles for interim consolidated financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2023. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2022, filed on April 12, 2023, which can be found on the Company’s website (www.ctiindustries.com) or www.sec.gov.

Principles of consolidation and nature of operations:

Yunhong CTI Ltd and its inactive subsidiary CTI Supply, Inc. (collectively, the “Company”) (i) design, manufacture and distribute metalized balloon products throughout the world, (ii) distribute purchased latex balloons products, and (iii) operate systems for the production, lamination, coating and printing of films used for food packaging and other commercial uses and for conversion of films to flexible packaging containers and other products. As discussed in Note 2 Discontinued Operations, effective in the third quarter of 2019, the Company determined that it was exiting the business formerly conducted by CTI Europe GmbH (“CTI Europe”). In addition, during October 2021, the Company sold its Mexican subsidiary (Flexo Universal, S. de R.L. de C.V.), a manufacturer of latex balloons. Accordingly, the operations of these entities are classified as discontinued operations in these financial statements.

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

As of March 31, 2023 and 2022, shares to be issued upon the exercise of options and warrants aggregated 128,000 and 128,000, respectively. The number of shares included in the determination of earnings on a diluted basis for the three months ended March 31, 2023 and 2022 were none, as doing so would have been anti-dilutive.

Significant Accounting Policies:

The Company’s significant accounting policies are summarized in Note 2 of the Company’s consolidated financial statements for the year ended December 31, 2022. There were no significant changes to these accounting policies during the three months ended March 31, 2023.

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

The Company provides for product returns based on historical return rates. While we incur costs for sales commissions to our sales employees and outside agents, we recognize commission costs concurrent with the related revenue, as the amortization period is less than one year and we have elected the practical expedient included in ASC 606. We do not incur incremental costs to obtain contracts with our customers. Our product warranties are assurance-type warranties, which promise the customer that the products are as specified in the contract. Therefore, the product warranties are not a separate performance obligation and are accounted for 3s described herein. Sales taxes assessed by governmental authorities are accounted for on a net basis and are excluded from net sales.

Note 2 – Liquidity and Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has a cumulative net loss from inception to March 31, 2023 of approximately $23 million. The accompanying financial statements for the three months ended March 31, 2023 have been prepared assuming the Company will continue as a going concern. The Company’s cash resources from operations may be insufficient to meet its anticipated needs during the next twelve months. If the Company does not execute its plan, it may require additional financing to fund its future planned operations.

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

The Company’s primary sources of liquidity have traditionally been comprised of cash and cash equivalents as well as availability under the Credit Agreement in place at the time (see Note 4). We endured compliance failures with covenants until September 2021 when we refinanced our credit facility. We believe we have been in compliance with our new credit facility since that time. This credit facility concludes on September 30, 2023. While we expect to obtain a new facility on acceptable terms, there can be no assurance this will occur, particularly in light of increasingly conservative financial markets.

Note 3 - Debt

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

Interest on the Senior Facilities shall be the prime rate published from time to time published in the Wall Street Journal (8% as of March 31, 2023), plus 1.95% per annum, accruing daily and payable monthly. Interest shall be calculated on the basis of a 360-day year for the actual number of days elapsed. The Term Loan Facility shall be repaid by the Company to Lender in 48 equal monthly installments of principal and interest, each in the amount of $15,000, commencing on November 1, 2021, and continuing on the first day of each month thereafter until the Term Loan Maturity Date (as defined in the Agreement). Also, the Company paid the Lender collateral monitoring fees of 4.62% of the eligible accounts receivable, inventory, and equipment supporting the Revolving Credit Facility and the Term Loan. In addition, the Company paid the Lender a loan fee of 1.25% of the Maximum Revolver Amount and the Term Loan Amount upon the execution of the Agreement. During August 2022 the terms were modified to reduce the collateral monitoring fee to 2.77% and added a provision that barred the Company from repaying the facility prior to September 2023.

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

The Senior Facilities require that the Company shall, commencing December 31, 2021, maintain Tangible Net Worth of at least $4,000,000 or greater (“Minimum Tangible Net Worth”). Minimum Tangible Net Worth may be adjusted downward by the Lender, from time to time, in its sole and absolute discretion, based on the effect of non-cash charges and other factors on the calculation of Tangible Net Worth. Other debt subordinated to Lender is not considered as a reduction of this calculation. The Company believes it was in compliance with this covenant as of March 31, 2023 and December 31, 2022, respectively.

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

As of March 31, 2023, the term loan balance amounted to $0.5 million, which consisted of the principal and interest payable balance of $0.6 million and deferred financing costs of $0.1 million. The balance of the Revolving Line of Credit as of March 31, 2023 and December 31, 2022 amounted to $4,284,000 and $2,878,000, respectively.

As of January 1, 2019, the Company had a note payable to John H. Schwan, Director and former Chairman of the Board, for $1.6 million, including accrued interest. This loan accrues interest, is due December 31, 2023, and is subordinate to the Senior Facilities. During January 2019, Mr. Schwan converted $600,000 of the note into approximately 181,000 shares of our common stock at the then market rate of $3.32 per share. As a result of the conversion, the loan balance decreased to $1 million. The loan and interest payable to Mr. Schwan amounted to $1.3 million as of March 31, 2023 and December 31, 2022, respectively. No payments were made to Mr. Schwan during 2023 or 2022. Interest expense related to this loan amounted to $18,000 and $17,000 for the three months ended March 31, 2023 and 2022, respectively.

As of December 31, 2022, the Company had a note payable to Alex Feng for $0.2 million. This loan accrued interest at a rate of 3% and is subordinated to the Senior Facilities. In accordance with the subordination agreement, payments may be made beginning April 2022 subject to availability under the revolving line of credit, and the maturity date for this loan is March 2024. Along with certain deposits received during 2022, this note was converted into common stock during February 2023.

Note 4 - Shareholders’ Equity

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

The issuance of the Series A Preferred generated a beneficial conversion feature (BCF), which arises when a debt or equity security is issued with an embedded conversion option that is beneficial to the investor or in the money at inception because the conversion option has an effective strike price that is less than the market price of the underlying stock at the commitment date. The fair value of the common stock into which the Series A Preferred was convertible exceeded the allocated purchase price fair value of the Series A Preferred Stock at the closing dates by approximately $2.5 million as of the closing dates. We recognized this BCF by allocating the intrinsic value of the conversion option, to additional paid-in capital, resulting in a discount on the Series A Preferred. As the Series A Preferred is immediately convertible, the Company accreted the discount on the date of issuance. The accretion was recognized as dividend equivalents. Holders of the Series A Preferred were entitled to receive quarterly dividends at the annual rate of 8% of the stated value ($10 per share). Such dividends may be paid in cash or in shares of common stock at the Company’s discretion. In the three months ended March 31, 2023 and 2022 the Company accrued none and $100,000 of these dividends in each period, respectively, as the investor converted Series A Convertible Preferred Stock into common stock on September 1, 2022. This conversation resulted in the issuance of 5 million shares of common stock plus an additional approximately 1.3 million shares of common stock representing the accrued dividends.

Series B Convertible Preferred Stock

In November 2020, we issued 170,000 shares of Series B Preferred for an aggregate purchase price of $1,500,000. The Series B Preferred have an initial stated value of $10.00 per share and liquidation preference over common stock. The Series B Preferred is convertible into shares of our common stock equal to the number of shares determined by dividing the sum of the stated value and any accrued and unpaid dividends by the conversion price of $1.00. The Series B Preferred accrues dividends at a rate of 8 percent per annum, payable at our election either in cash or shares of the Company’s common stock. Initially, the Series B Preferred, in whole or part, was redeemable at the option of the holder (but not mandatorily redeemable) at any time on or after November 30, 2021 for the stated value, plus any accrued and unpaid dividends and thus was classified as mezzanine equity and initially recognized at fair value of $1.5 million (the proceeds on the date of issuance). The carrying value as of March 31, 2023 and December 31, 2022 amounted to none and $1,851,000, respectively. On February 1, 2023, the investor converted Series B Preferred into approximately 1.9 million shares of common stock, including accrued dividends.

Series C Convertible Preferred Stock

In January 2021 we entered into an agreement with a related party, LF International Pte. Ltd. which is controlled by Company director and Chairman, Mr. Yubao Li, to purchase shares of Series C Preferred stock. We issued 170,000 shares of Series C Preferred for an aggregate purchase price of $1,500,000. The Series C Preferred have an initial stated value of $10.00 per share and liquidation preference over common stock. The Series C Preferred is convertible into shares of our common stock equal to the number of shares determined by dividing the sum of the stated value and any accrued and unpaid dividends by the conversion price of $1.00. The Series C Preferred accrues dividends at a rate of 8 percent per annum, payable at our election either in cash or shares of the Company’s common stock. The issuance of the Series C Preferred generated a beneficial conversion feature (BCF), which arises when a debt or equity security is issued with an embedded conversion option that is beneficial to the investor or in the money at inception because the conversion option has an effective strike price that is less than the market price of the underlying stock at the commitment date. The fair value of the common stock into which the Series C Preferred was convertible exceeded the allocated purchase price of the Series C Preferred at the closing dates by greater than the allocated purchase price. Therefore, the BCF was the purchase price of the Series C Preferred ($1.5 million) and was allocated to Additional Paid-in Capital, resulting in a discount on the Series C Preferred Stock. As the Series C Preferred Stock is immediately convertible, the Company accreted the discount on the date of issuance. The accretion to the carrying value of the Series C Preferred is treated as a deemed dividend, recorded as a charge to Additional Paid in Capital and deducted in computing earnings per share. On September 1, 2022, the investor converted Series C Preferred into approximately 2 million shares of common stock, including accrued dividends.

Series D Convertible Preferred Stock

In June 2021, the Company received $1.5 million from an unrelated third party as an advance on a proposed sale of Series D Redeemable Convertible Preferred Stock. As of September 30, 2021, the Company was in the process of negotiating and finalizing the terms of the arrangement. As the agreement was not finalized as of September 30, 2021, the $1.5 million advance was classified as Advance from Investor within liabilities on the balance sheet at that time. As of December 31, 2021, the terms had been finalized, the investment was classified as equity, similar to the prior Convertible Preferred issuances, above. The issuance of the Series D Preferred generated a beneficial conversion feature (BCF), which arises when a debt or equity security is issued with an embedded conversion option that is beneficial to the investor or in the money at inception because the conversion option has an effective strike price that is less than the market price of the underlying stock at the commitment date. The fair value of the common stock into which the Series D Preferred was convertible exceeded the allocated purchase price fair value of the Series D Preferred Stock at the closing dates by approximately $0.3 million as of the closing dates. We recognized this BCF by allocating the intrinsic value of the conversion option, to additional paid-in capital, resulting in a discount on the Series D Preferred. As the Series D Preferred is immediately convertible, the Company accreted the discount on the date of issuance. The accretion was recognized as dividend equivalents. Holders of the Series D Preferred will be entitled to receive quarterly dividends at the annual rate of 8% of the stated value ($10 per share). Such dividends may be paid in cash or in shares of common stock at the Company’s discretion. In addition, 128,000 warrants to purchase the Company’s common stock were issued with respect to this transaction. These warrants are exercisable until December 1, 2024, at the lower of $1.75 per share or 85% of the variable price based on the ten day volume weighted average price (“VWAP”) of the Company’s common stock. The value of these warrants was determined to be $230,000 and recorded as an allocation of paid in capital associated with this transaction. On September 1, 2022, the investor converted Series D Preferred into approximately 1.8 million shares of common stock including accrued dividends.

Deposits and Note Conversion to Common Stock

In connection with the 2021 sale and leaseback transaction of the Company’s primary facility in Lake Barrington, IL, the landlord advanced rent payments in the form of a note. The balance of that note on December 31, 2022 was approximately $172,000. The note paid 3% interest and was due March 2024. In addition, the same entity made investment deposits during 2022 that were recorded as short term deposit liabilities. On February 1, 2023, our Board of Directors approved the conversion of these liabilities into common stock at a rate of approximately 84% of the volume weighted average price (VWAP) of the Company’s common stock during the period these deposits were received. In total, approximately $0.9 million of liabilities were converted into approximately 1.8 million shares of our common stock. Upon conversion, both the note and deposit liabilities were fully eliminated.

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

The valuation assumptions we have applied to determine the value of warrants granted in 2021 and 2020 were as follows:

-	Historical stock price volatility: The Company used the weekly closing price to calculate historical annual volatility which was a range from 68% - 167%.

-	Risk-free interest rate: The Company bases the risk-free interest rate on the rate payable on US treasury securities with a similar maturity in effect at the time of the grant, which was a range from .42% - 1.65%.

-	Expected life: The expected life of the warrants represents the period of time warrants were expected to be outstanding. The Company used an expected life of 5 years.

-	Dividend yield: The estimate for dividend yield is 0%, as the Company did not issue dividends during 2021 or 2020 and does not expect to do so in the foreseeable future.

-	Estimated forfeitures: When estimating forfeitures, the Company considers historical terminations as well as anticipated retirements.

A summary of the Company’s stock warrant activity is as follows:

	Shares under Option	Weighted Average Exercise Price
Balance at December 31, 2022	128,000	$1.75
Granted	-	-
Cancelled/Expired	-	-
Exercised/Issued	-	-
Outstanding at March 31, 2023	128,000	1.75

Exercisable at March 31, 2023	128,000	$1.75

As of March 31, 2023 the Company reserved the following shares of its common stock for the exercise of warrants, and preferred stock:

2021 Warrants	128,000
Shares reserved as of March 31, 2023	128,000

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

● The restrictions on 56,250 shares of the award will lapse and the award will vest when the Company’s operating cash flow, calculated cumulatively from the date of employment, equals or exceeds $1.5 million. On January 30, 2023, the Compensation Committee determined this condition had been satisfied.

● The restrictions on 56,250 shares of the award will lapse and the award will vest in the event the Company is able to refinance its current lender with a traditional lender on terms and conditions customary for such financing. On August 23, 2022, the Compensation Committee determined this condition had been satisfied with an amended agreement with the Company’s lender.

During 2022 the Compensation Committee awarded the Chief Operating Officer a grant of 100,000 shares of restricted stock. 20,000 of these shares vested over a 12 month period while the remaining shares vest 20,000 each based on the performance conditions above.

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

Note 6 - Inventories

	March 31, 2023	December 31, 2022
Raw materials	$1,374,000	$1,457,000
Work in process	2,631,000	2,513,000
Finished goods	3,939,000	4,355,000
Total inventories	$7,944,000	$8,325,000

Note 7 - Concentration of Credit Risk

Concentration of credit risk with respect to trade accounts receivable is generally limited due to the large number of entities comprising the Company’s customer base. The Company performs ongoing credit evaluations and provides an allowance for potential credit losses against the portion of accounts receivable which is estimated to be uncollectible. Such losses have historically been within management’s expectations. During the three months ended March 31, 2023 and 2022, there were two customers whose purchases represented more than 10% of the Company’s consolidated net sales. Sales to these customers for the three months ended March 31, 2023 and 2022 are as follows:

	Three Months Ended		Three Months Ended
	March 31, 2023		March 31, 2022
Customer	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Customer A	$2,563,000	50%	$2,502,000	43%
Customer B	1,652,000	32	1,347,000	23

As of March 31, 2023, the total amounts owed to the Company by these customers was approximately $962,000 and $2,245,000, or 29% and 67% of the Company’s consolidated net accounts receivable, respectively. The amounts owed at March 31, 2022 by these customers were approximately $2,426,000 and $1,554,000, or 51% and 33%, respectively, of the Company’s consolidated net accounts receivable.

Note 8 - Related Party Transactions

John H. Schwan, who resigned as Chairman of the Board on June 1, 2020, has made loans to the Company which had outstanding balances of $1.3 million as of March 31, 2023 and December 31, 2022, respectively. No payments were made to Mr. Schwan since 2019. Interest expense related to this loan amounted to $18,000 and $16,000 for the three months end March 31, 2023 and 2022, respectively. Mr. Schwan is the father of Jana Schwan, the Company’s Chief Operating Officer.

Note 9 - Leases

We adopted ASC Topic 842 (Leases) on January 1, 2019. In July 2020, the Company entered into a lease agreement for a building through June 2021 (with no extension options). The monthly lease payments were $38,000. The Company made a policy election to not recognize right of use assets and lease liabilities that arise from leases with an initial term of twelve months or less on the Consolidated Balance Sheets. However, the Company recognized these lease payments in the Consolidated Statement of Operations on a straight-line basis over the lease term and variable lease payments in the period in which the expense was incurred. This lease terminated during 2021 and was replaced with a new lease. In March 2021, the Company entered into a lease agreement for a building through September 2022. This lease was subsequently extended during March 2022 to extend through December 31, 2025. The monthly lease payments are $35,000. The Company uses the incremental borrowing rate of 11%.

When this lease was extended during March 2022, the ROU (right of use) asset increased to $4,277,000, from $3,530,000 at December 31, 2021. The ROU liabilities also increased to $500,000 (current) and $3,777,000 (noncurrent), from $648,000 and $2,860,000, respectively, as of December 31, 2021.

Note 10 - Subsequent Events

The Company evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission.

During April 2023, the Company and Garden State Securities reached an agreement with respect to tail compensation associated with the Preferred Stock C investment and the 2019 agreement between the parties. The Company issued 125,000 shares of restricted stock to Garden State Securities. These are additional shares issued with no change in proceeds from that investment, and no impact on the investor or related conversion. With this transaction both parties have agreed to the conclusion of their agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report on Form 10-Q includes both historical and “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future results. Words such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” or similar words are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Although we believe that our opinions and expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements, and our actual results may differ substantially from the views and expectations set forth in this Quarterly Report on Form 10-Q. We disclaim any intent or obligation to update any forward-looking statements after the date of this Quarterly Report on Form 10-Q to conform such statements to actual results or to changes in our opinions or expectations. These forward-looking statements are affected by factors, risks, uncertainties and assumptions that we make, including, without limitation, those discussed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 under the heading “Risk Factors.”

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

Summary of Significant Events

September 30, 2021 financing

On September 30, 2021 (the “Closing Date”), the Company entered into a loan and security agreement (the “Agreement”) with Line Financial (the “Lender”), which provides for a senior secured financing consisting of a revolving credit facility (the “Revolving Credit Facility) in an aggregate principal amount of up to $6 million (the “Maximum Revolver Amount”) and term loan facility (the “Term Loan Facility”) in an aggregate principal amount of $731,250 (“Term Loan Amount” and, together with the Revolving Credit Facility, the “Senior Facilities”). Proceeds of loans borrowed under the Senior Facilities were used to repay all amounts outstanding under the Company’s prior Agreements and for the Company’s working capital. The Senior Facilities are secured by substantially all assets of the Company.

Interest on the Senior Facilities shall be the prime rate published from time to time published in the Wall Street Journal (8% as of March 31, 2023), plus 1.95% per annum, accruing daily and payable monthly. Interest shall be calculated on the basis of a 360-day year for the actual number of days elapsed. The Term Loan Facility shall be repaid by the Company to Lender in 48 equal monthly installments of principal and interest, each in the amount of $15,234, commencing on November 1, 2021, and continuing on the first day of each month thereafter until the Term Loan Maturity Date (as defined in the Agreement). Also, the Company will pay the Lender collateral monitoring fees of 4.62% of the eligible accounts receivable, inventory, and equipment supporting the Revolving Credit Facility and the Term Loan. In addition, the Company paid the Lender a loan fee of 1.25% of the Maximum Revolver Amount and the Term Loan Amount upon the execution of the Agreement. During August 2022 the terms were modified to reduce the collateral monitoring fee to 2.77% and added a provision that barred the Company from repaying the facility prior to September 2023.

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

The Senior Facilities require that the Company shall, commencing December 31, 2021, maintain Tangible Net Worth of at least $4,000,000 or greater (“Minimum Tangible Net Worth”). Minimum Tangible Net Worth may be adjusted downward by the Lender, from time to time, in its sole and absolute discretion, based on the effect of non-cash charges and other factors on the calculation of Tangible Net Worth. Other debt subordinated to Lender is not considered as a reduction of this calculation. The Company believes it was in compliance with this covenant during every relevant month, including as of December 31, 2022 and March 31, 2023.

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

As of March 31, 2023 and December 31, 2022, the term loan balance amounted to $0.5 million, which consisted of the principal and interest payable balance of $0.6 million and deferred financing costs of $0.1 million. The balance of the Revolving Line of Credit as of March 31, 2023 and December 31, 2022 amounted to $4.3 and $2.9 million, respectively.

Results of Operations

Net Sales. For the three month periods ended March 31, 2023 and 2022, net sales were $5,051,000 and $5,797,000, respectively.

For the three-month period ended March 31, 2023 and 2022, net sales by product category were as follows:

	Three Months Ended
	March 31, 2023		March 31, 2022
	$	% of	$	% of
	(000)	Net	(000)	Net		%
Product Category	Omitted	Sales	Omitted	Sales	Variance	change

Foil Balloons	$3,474	69%	$3,832	66%	$(358)	(9)%

Film Products	89	2%	828	14%	(739)	(89)%

Other	$1,488	29%	$1,112	19%	$376	34%

Total	$5,051	100%	$5,797	100%	$(746)	(13)%

Foil Balloons. Revenues from the sale of foil balloons decreased during the three-month period from $3,832,000 ending March 31, 2022 compared to $3,474,000 during the three month period of 2023. While the price of helium has reduced from its 2022 peak, it remains elevated from the beginning of 2022, which negatively impacts the demand for balloons primarily filled with helium.

Films. Revenues from the sale of commercial films decreased, from $828,000 during the three-month period ended March 31, 2022, compared to $89,000 during the same period of 2023. The Company’s largest customer increased its demand for the line that the Company supplies in 2022 and finished the year with inventory, negatively impacting early 2023 orders.

Other Revenues. Revenues from the sale of other products were $1,112,000 during the three-month period ended March 31, 2022, compared to $1,488,000 during the same period of 2023. The revenues from the sale of other products during these periods include (i) sales of a line of “Candy Blossoms” and similar products consisting of candy and small inflated balloons sold in small containers and (ii) the sale of accessories and supply items related to balloon products.

Sales to a limited number of customers continue to represent a large percentage of our net sales. The table below illustrates the impact on sales of our top three and ten customers for the three month periods ended March 31, 2023 and 2022.

	Three Months Ended March 31,
	% of Sales
	2023	2022

Top 3 Customers	86%	80%

Top 10 Customers	91%	90%

During the three-month period ended March 31, 2023, there were two customers whose purchases represented more than 10% of the Company’s consolidated net sales. Sales to these customers for the three month period ended March 31, 2023 were $2,563,000 and $1,652,000, or 50% and 32%, respectively, of consolidated net sales. Sales to these customers for the three months ended March 31, 2022 were $2,502,000 and $1,347,000, or 43% and 23%, respectively of consolidated net sales. As of March 31, 2023, the total amount owed to the Company by these customers was approximately $962,000 and $2,245,000, or 29% and 67%, respectively of the Company’s consolidated net accounts receivable. The amount owed at March 31, 2022 by these customers was approximately $696,000 and $1,669,000, or 20% and 48%, respectively, of the Company’s consolidated net accounts receivable.

Cost of Sales. During the three month period ended March 31, 2023, the cost of sales was $3,924,000, compared to $4,758,000 for the same period of 2022 due to lower sales volume and increased cost and mix efficiencies during 2023.

General and Administrative. During the three month period ended March 31, 2023, general and administrative expenses were $961,000 as compared to $837,000 for the same period in 2022. The Company incurred start up expenses with a new audit firm partner during 2023 as well as transition cost inefficiencies.

Selling, Advertising and Marketing. During the three month period ended March 31, 2023, selling, advertising and marketing expenses were $154,000 as compared to $221,000 for the same period in 2022. The Company made small investments during 2022 that were not repeated during 2023.

Other Income (Expense). During the three month period ended March 31, 2023, the Company incurred interest expense of $142,000 as compared to interest expense of $96,000 during the same period of 2022. The dramatic increase in interest rates during 2022 flowed through to the Company’s Prime interest rate based borrowing structure.

Financial Condition, Liquidity and Capital Resources

Cash Flow Items.

Operating Activities. During the three months ended March 31, 2023, net cash used by operations was $1,369,000, compared to net cash provided by operations during the three months ended March 31, 2022 of $2,000.

Significant changes in working capital items during the three months ended March 31, 2023 included:

●	An increase in accounts receivable of $1,726,000 compared to a decrease in accounts receivable of $125,000 in the same period of 2022.

●	An decrease in inventory of $381,000 compared to an increase in inventory of $620,000 in 2022.

●	An increase in trade payables of $35,000 compared to an increase in trade payables of $215,000 in 2022.

●	An increase in prepaid expenses and other assets of $100,000 compared to a decrease of $339,000 in 2022.

●	A decrease in accrued liabilities of $372,000 compared to a decrease in accrued liabilities of $165,000 in 2022.

Investing Activity. During the three months ended March 31, 2023, cash used in investing activity was $56,000, compared to cash used in investing activity for the same period of 2022 in the amount of $15,000.

Financing Activities. During the three months ended March 31, 2023, cash provided by financing activities was $1,409,000 compared to cash provided by financing activities for the same period of 2022 in the amount of $155,000. Financing activity during 2023 consisted principally of changes in the balances of revolving and long-term debt.

Liquidity and Capital Resources.

At March 31, 2023, the Company had cash balances of $130,000 compared to cash balances of $208,000 for the same period of 2022.

The ability of the Company to continue as a going concern is dependent on the Company executing its business plan and, if unable to do so, in obtaining adequate capital on acceptable terms to fund any operating losses. Management’s plans to continue as a going concern include executing its business plan, continuing to focus our Company on the most profitable elements, and exploring alternative funding sources on an as needed basis. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. The COVID-19 pandemic, supply chain constraints, inflationary pressures, and the cost and commercial availability of helium have impacted the Company’s business operations to some extent and is expected to continue to do so and, these impacts may include reduced access to capital. The ability of the Company to continue as a going concern is dependent upon its ability to successfully generate or otherwise secure other sources of financing and attain profitable operations. There is substantial doubt about the ability of the Company to continue as a going concern for one year from the issuance of the accompanying consolidated financial statements. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company’s primary sources of liquidity have traditionally been comprised of cash and cash equivalents as well as availability under the Credit Agreement. We believe that we have been in compliance with covenants since refinancing with Line Financial in September 2021. That Credit Agreement expires per its terms on September 30, 2023, unless it is extended by the parties or replaced. While the Company expects to find an acceptable credit facility, there can be no assurance of success, and as such, might negatively impact the Company’s ability to continue as a going concern.

Seasonality

In the foil balloon product line, sales have historically been seasonal with approximately 40% occurring in the period from December through March of the succeeding year and 24% being generated in the period July through October in recent years.

Please see pages 11-20 of our Annual Report on Form 10-K for the year ended December 31, 2022 for a description of policies that are critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. No material changes to such information have occurred during the three months ended March 31, 2023.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Acting Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of these disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e), as of March 31, 2021. Based on this evaluation, the Chief Executive Officer (principal executive officer) and Acting Chief Financial Officer (principal financial officer) concluded that our disclosure controls and procedures were not effective as of March 31, 2023, the end of the period covered by this Quarterly Report on Form 10-Q due to the material weaknesses described below.

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

Management has assessed the effectiveness of our internal control over financial reporting as of March 31, 2023. In making our assessment of the effectiveness of internal control over financial reporting, management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

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

As a result of the material weaknesses, we have concluded that we did not maintain effective internal control over financial reporting as of March 31, 2023.

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

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following are being filed as exhibits to this report:

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).
32**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101*	Interactive Data Files, including the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
**	furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2023	Yunhong CTI Ltd.

	By:	/s/ Frank J. Cesario
Frank J. Cesario
Chief Executive Officer

	By:	/s/ Frank J. Cesario
Frank J. Cesario
Acting Chief Financial Officer

