Form 10-Q
period 2023-06-30
Yunhong CTI Ltd.
filed 2023-08-11
CIK 1042187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

The number of shares outstanding of the registrant’s common stock, no par value per share, as of August 1, 2023 was 20,096,755 (excluding treasury shares).

Yunhong CTI, LTD
Condensed Consolidated Balance Sheets

	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$100,000	$146,000
Accounts receivable, net	2,959,000	1,618,000
Inventories, net	7,639,000	8,325,000
Prepaid expenses	436,000	389,000

Total current assets	11,134,000	10,478,000

Property, plant and equipment:
Machinery and equipment	17,723,000	17,723,000
Office furniture and equipment	2,084,000	2,084,000
Intellectual property	783,000	783,000
Leasehold improvements	39,000	39,000
Fixtures and equipment at customer locations	519,000	519,000
Projects under construction	202,000	108,000
	21,350,000	21,256,000
Less : accumulated depreciation and amortization	(20,485,000)	(20,334,000)

Total property, plant and equipment, net	865,000	922,000

Other assets:
Operating lease right-of-use	3,628,000	3,882,000

Total other assets	3,628,000	3,882,000

TOTAL ASSETS	$15,627,000	$15,282,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade payables	$982,000	$1,313,000
Line of credit	4,288,000	2,878,000
Notes payable - current portion	521,000	289,000
Notes payable – related party, subordinated	1,305,000	-
Operating Lease Liabilities	519,000	518,000
Accrued liabilities	1,014,000	2,480,000

Total current liabilities	8,629,000	7,478,000
Long-term liabilities:
Notes payable - noncurrent	-	427,000
Notes payable – related party, subordinated	-	1,267,000
Operating Lease Liabilities – noncurrent	3,109,000	3,364,000
Total long-term liabilities	3,109,000	5,058,000

TOTAL LIABILITIES	11,738,000	12,536,000

Equity:
Yunhong CTI, Ltd stockholders’ equity:
Series B Preferred Stock — no par value, 170,000 shares authorized, none and 170,000 issued and outstanding at June 30, 2023 and December 31, 2022, respectively	-	1,851,000
Common Stock – no par value, 50,000,000 shares authorized, 20,140,413 and 16,102,749 shares issued and 20,096,755 and 16,059,991 shares outstanding at June 30, 2023 and December 31, 2022, respectively	21,283,000	21,283,000
Paid-in-capital	6,642,000	3,895,000
Accumulated deficit	(23,875,000)	(24,122,000)
Less: Treasury stock, 43,658 shares	(161,000)	(161,000)

Total Yunhong CTI, Ltd Stockholders’ Equity	3,889,000	2,746,000

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$15,627,000	$15,282,000

See accompanying notes to condensed consolidated unaudited financial statements

Yunhong CTI, LTD
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022

Net Sales	$4,059,000	$4,418,000	$9,110,000	$10,215,000

Cost of Sales	3,545,000	3,615,000	7,469,000	8,373,000

Gross profit	514,000	803,000	1,641,000	1,842,000

Operating expenses:
General and administrative	656,000	998,000	1,617,000	1,835,000
Selling	33,000	34,000	65,000	72,000
Advertising and marketing	115,000	77,000	237,000	260,000

Total operating (income) expenses	804,000	1,109,000	1,919,000	2,167,000

Loss from operations	(290,000)	(306,000)	(278,000)	(325,000)

Other (expense) income:
Interest expense	(155,000)	(109,000)	(297,000)	(205,000)
Other income/(expense)	296,000	16,000)	822,000	110,000)

Total other expense, net	141,000	(93,000)	525,000	(95,000)

(Loss) /income from continuing operations before taxes	(149,000)	(399,000)	247,000	(420,000)

Income tax expense	-	-	-	-

Income (Loss) from continuing operations	(149,000)	(399,000)	247,000	(420,000)

Less: Net income attributable to noncontrolling interest	-	-	-	-

Net (loss) / income attributable to Yunhong CTI, Ltd	$(149,000)	$(399,000	$247,000	$(420,000

Other Comprehensive Income (Loss)
Foreign currency adjustment	-	-	-	-
Comprehensive (loss) / income	$(149,000)	$(399,000	$247,000	$(420,000

Deemed Dividends on preferred stock and amortization of beneficial conversion feature	$-	$(202,000)	$(11,000)	$(404,000)

Net (Loss) / income attributable to Yunhong CTI Ltd common Shareholders	$(149,000)	$(601,000)	$236,000	$(824,000)

Basic (loss) / income per common share
Continuing operations	$(0.01)	$(0.10)	$0.01	$(0.14)
Discontinued operations	-	-	-	-
Basic (loss) / income per common share	$(0.01)	$(0.10)	$0.01	$(0.14)

Diluted (loss) / income per common share
Continuing operations	$(0.01)	$(0.10)	$0.01	$(0.14)
Discontinued operations	-	-	-	-
Diluted (loss) / income per common share	$(0.01)	$(0.10)	$0.01	$(0.14)

Weighted average number of shares and equivalent shares of common stock outstanding:
Basic	20,034,941	5,911,750	18,822,352	5,906,225

Diluted	20,034,941	5,911,750	18,822,352	5,906,225

See accompanying notes to condensed consolidated unaudited financial statements

Yunhong CTI, LTD
Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended June 30,
	2023	2022

Cash flows from operating activities:
Net income / (loss) from continuing operations	$247,000		$(420,000)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	151,000		195,000
Equity compensation expense	11,000		92,000
Change in assets and liabilities:
Accounts receivable	(1,341,000)		707,000
Inventories	686,000		(405,000)
Prepaid expenses and other assets	(47,000)		333,000
Trade payables	(331,000)		(112,000)
Accrued liabilities	(737,000)		(87,000)

Net cash provided by (used in) operating activities	(1,361,000)		303,000

Cash flows from investing activities:
Purchases of property, plant and equipment	(94,000)		(94,000)

Net cash (used in) provided by investing activities	(94,000)		(94,000)

Cash flows from financing activities:
Proceeds from issuance/(Repayment) of long-term debt and revolving line of credit	1,409,000		(221,000)

Net cash used in financing activities	1,409,000		(221,000)

Net (decrease) / increase in cash and cash equivalents	(46,000)		(12,000)

Cash and cash equivalents at beginning of period	146,000		66,000

Cash and cash equivalents at end of period	$100,000		$54,000

Supplemental disclosure of cash flow information:
Cash payments for interest	$259,000		$169,000
Accrued Divided and Accretion on preferred stock	$11,000		$404,000
Lease right-of-use assets and lease liability	$-		$747,000
Conversion of notes and deposits into common stock	$885,000	$
Conversion of Series B preferred stock into common stock	$1,500,000		$-

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

Yunhong CTI, Ltd
Consolidated Statements of Stockholders’ Equity

	Yunhong CTI, Ltd
							Accumulated
	Series B Preferred Stock		Common Stock		Paid-in	Accumulated (Deficit)	Other Comprehensive	Less Treasury Stock
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	TOTAL

Balance December 31, 2022	170,000	$1,851,000	16,102,749	$21,283,000	$3,895,000	$(24,122,000)	$-	(44,000)	$(161,000)	2,746,000

Series B Convertible Preferred Stock Issuance	(170,000)	(1,862,000)	1,888,078		1,862,000					-
Common stock issued for notes payable and investor deposit			1,908,336		884,000					884,000
Accrued Deemed Dividend - Series B Preferred Stock		11,000			(11,000)					-
Equity compensation			116,250		12,000					12,000
Broker issuance			125,000
Net Income (Loss)						247,000				247,000
Foreign Currency Translation							-			-
Balance June 30, 2023	-	$-	20,140,413	$21,283,000	$6,642,000	$(23,875,000)	$-	(44,000)	$(161,000)	3,889,000

See accompanying notes to condensed consolidated unaudited financial statements

Yunhong CTI Ltd. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 - Basis of Presentation

The accompanying condensed (a) consolidated balance sheet as of June 30, 2023 and (b) the unaudited interim condensed consolidated financial statements have been prepared and, in the opinion of management, contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the consolidated financial position and the consolidated statements of comprehensive income and consolidated cash flows for the periods presented in conformity with generally accepted accounting principles for interim consolidated financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2023. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2022, filed on April 15, 2023, which can be found on the Company’s website (www.ctiindustries.com) or www.sec.gov.

Principles of consolidation and nature of operations:

Yunhong CTI Ltd and CTI Supply, Inc. (collectively, the “Company”) (i) design, manufacture and distribute metalized balloon products throughout the world, including balloon-inspired gift items, (ii) distribute purchased latex balloons products, and (iii) operate systems for the production, lamination, coating and printing of films used for food packaging and other commercial uses and for conversion of films to flexible packaging containers and other products.

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

Segments:

The Company operates as a single segment, both in terms of geography and operations, particularly in light of the October 2021 sale of its Flexo Universal subsidiary (Mexico). After that date, all manufacturing occurs in the United States.

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

As of June 30, 2023 and 2022, shares to be issued upon the exercise of options and warrants aggregated 128,000 and none, respectively.

Significant Accounting Policies:

The Company’s significant accounting policies are summarized in Note 2 of the Company’s consolidated financial statements for the year ended December 31, 2022. There were no significant changes to these accounting policies during the three and six months ended June 30, 2023.

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

Note 2 – Liquidity and Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has a cumulative net loss from inception to June 30, 2023 of approximately $23 million. The accompanying financial statements for the three and six months ended June 30, 2023 have been prepared assuming the Company will continue as a going concern. The Company’s cash resources from operations may be insufficient to meet its anticipated needs during the next twelve months. If the Company does not execute its plan, it may require additional financing to fund its future planned operations.

The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses. Management’s plans to continue as a going concern include raising additional capital through sales of equity securities and borrowing, continuing to focus our Company on the most profitable elements, and exploring alternative funding sources on an as needed basis. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. The COVID-19 pandemic, supply chain challenges, and inflationary pressures (including cost and availability of helium) have impacted the Company’s business operations to some extent and is expected to continue to do so and these impacts may include reduced access to capital. The ability of the Company to continue as a going concern may be dependent upon its ability to successfully secure other sources of financing and attain profitable operations. There is substantial doubt about the ability of the Company to continue as a going concern for one year from the issuance of the accompanying consolidated financial statements. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company’s primary sources of liquidity have traditionally been comprised of cash and cash equivalents as well as availability under the Credit Agreement in place at the time (see Note 3). We endured compliance failures with covenants until September 2021 when we refinanced our credit facility. We believe we have been in compliance with our new credit facility since that time. This credit facility concludes on September 30, 2023. While we expect to obtain a replacement facility on acceptable terms, there can be no assurance this will occur, particularly in light of increasingly conservative financial markets.

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

The Senior Facilities mature on September 30, 2023 and shall automatically be extended for successive periods of one year each, unless the Company or the Lender gives the other party written notice of termination not less than 90 days prior to the end of such term or renewal term, as applicable. If the Senior Facilities are renewed, the Company shall pay the Lender a renewal fee of 1.25% of the Maximum Revolver Amount and the Term Loan Amount upon each renewal on the anniversary of the Closing Date. The Company has the option to prepay the Term Loan Facility (together with all accrued but unpaid interest and a Term Loan Prepayment Fee (as defined the Agreement) in whole, but not in part, upon not less than 60 days prior written notice to the Lender. The Company is currently working on having a facility in place upon the expiration of the current facility.

The Senior Facilities require that the Company shall, commencing December 31, 2021, maintain Tangible Net Worth of at least $4,000,000 or greater (“Minimum Tangible Net Worth”). Minimum Tangible Net Worth may be adjusted downward by the Lender, from time to time, in its sole and absolute discretion, based on the effect of non-cash charges and other factors on the calculation of Tangible Net Worth. Other debt subordinated to Lender is not considered as a reduction of this calculation. The Company believes it was in compliance with this covenant for all relevant months, including as of June 30, 2023 and December 31, 2022, respectively.

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

As of June 30, 2023, the term loan balance amounted to $0.5 million, which consisted of the principal and interest payable balance of $0.6 million and deferred financing costs of less than $0.1 million. The balance of the Revolving Line of Credit as of June 30, 2023 and December 31, 2022 amounted to $4,288,000 and $2,878,000, respectively.

As of January 1, 2019, the Company had a note payable to John H. Schwan, former Director and former Chairman of the Board, for $1.6 million, including accrued interest. This loan accrues interest, is due December 31, 2023, and is subordinate to the Senior Facilities. During January 2019, Mr. Schwan converted $600,000 of the note into approximately 181,000 shares of our common stock at the then market rate of $3.32 per share. As a result of the conversion, the loan balance decreased to $1 million. The loan and interest payable to Mr. Schwan amounted to $1.3 million as of June 30, 2023 and December 31, 2022, respectively. No payments were made to Mr. Schwan during 2023 or 2022. Interest expense related to this loan amounted to $18,000 and $17,000 for the three months ended June 30, 2023 and 2022, respectively.

As of December 31, 2022, the Company had a note payable to Alex Feng for $0.2 million. This loan accrued interest at a rate of 3% and is subordinated to the Senior Facilities. In accordance with the subordination agreement, payments may be made beginning April 2022 subject to availability under the revolving line of credit, and the maturity date for this loan was March 2024. Along with certain deposits received during 2022, this note was converted into common stock during February 2023.

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

The issuance of the Series A Preferred generated a beneficial conversion feature (BCF), which arises when a debt or equity security is issued with an embedded conversion option that is beneficial to the investor or in the money at inception because the conversion option has an effective strike price that is less than the market price of the underlying stock at the commitment date. The fair value of the common stock into which the Series A Preferred was convertible exceeded the allocated purchase price fair value of the Series A Preferred Stock at the closing dates by approximately $2.5 million as of the closing dates. We recognized this BCF by allocating the intrinsic value of the conversion option, to additional paid-in capital, resulting in a discount on the Series A Preferred. As the Series A Preferred is immediately convertible, the Company accreted the discount on the date of issuance. The accretion was recognized as dividend equivalents. Holders of the Series A Preferred were entitled to receive quarterly dividends at the annual rate of 8% of the stated value ($10 per share). Such dividends may be paid in cash or in shares of common stock at the Company’s discretion. In the three months ended June 30, 2023 and 2022 the Company accrued none and $100,000 of these dividends in each period, respectively, as the investor converted Series A Convertible Preferred Stock into common stock on September 1, 2022. This conversation resulted in the issuance of 5 million shares of common stock plus an additional approximately 1.3 million shares of common stock representing the accrued dividends.

Series B Convertible Preferred Stock

In November 2020, we issued 170,000 shares of Series B Preferred for an aggregate purchase price of $1,500,000. The Series B Preferred have an initial stated value of $10.00 per share and liquidation preference over common stock. The Series B Preferred is convertible into shares of our common stock equal to the number of shares determined by dividing the sum of the stated value and any accrued and unpaid dividends by the conversion price of $1.00. The Series B Preferred accrues dividends at a rate of 8 percent per annum, payable at our election either in cash or shares of the Company’s common stock. Initially, the Series B Preferred, in whole or part, was redeemable at the option of the holder (but not mandatorily redeemable) at any time on or after November 30, 2021 for the stated value, plus any accrued and unpaid dividends and thus was classified as mezzanine equity and initially recognized at fair value of $1.5 million (the proceeds on the date of issuance). The carrying value as of June 30, 2023 and December 31, 2022 amounted to none and $1,851,000, respectively. On February 1, 2023, the investor converted Series B Preferred into approximately 1.9 million shares of common stock, including accrued dividends.

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

Investment Banking Fee

The Company had an agreement with Garden State Securities beginning December 2019 and ending during 2020, wherein Garden State Securities sought equity and debt investment opportunities and was due a fee related to successful investment. That agreement had a tail provision wherein Garden State Securities would be entitled to compensation related to investments from identified parties during a fixed period of time following the termination of the agreement, which has now expired. Pursuant to negotiation between the parties during April 2023, it was agreed that a total presentation of 125,000 restricted shares of common stock would result in the final resolution of compensation due Garden State Securities, including that related to Series C Preferred Stock, subsequently converted to common stock, and that the agreement and all related potential claims were concluded. The proceeds from this investment were not impacted by this resolution.

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

The valuation assumptions we have applied to determine the value of warrants granted in 2021 and 2020 were as follows:

-	Historical stock price volatility: The Company used the weekly closing price to calculate historical annual volatility which was a range from 68% - 167%.

-	Risk-free interest rate: The Company bases the risk-free interest rate on the rate payable on US treasury securities with a similar maturity in effect at the time of the grant, which was a range from .42% - 1.65%.

-	Expected life: The expected life of the warrants represents the period of time warrants were expected to be outstanding. The Company used an expected life of 5 years.

-	Dividend yield: The estimate for dividend yield is 0%, as the Company did not issue dividends during 2021 or 2020 and does not expect to do so in the foreseeable future.

-	Estimated forfeitures: When estimating forfeitures, the Company considers historical terminations as well as anticipated retirements.

A summary of the Company’s stock warrant activity is as follows:

	Shares under Option	Weighted Average Exercise Price
Balance at December 31, 2022	128,000	$1.75
Granted	-	-
Cancelled/Expired	-	-
Exercised/Issued	-	-
Outstanding at June 30, 2023	128,000	1.75

Exercisable at June 30, 2023	128,000	$1.75

As of June 30, 2023 the Company reserved the following shares of its common stock for the exercise of warrants, and preferred stock:

2021 Warrants	128,000
Shares reserved as of June 30, 2023	128,000

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

The Audit Committee (as defined in the Plan) is responsible for determining when the conditions above have been satisfied. The Company records compensation expense with each vesting, and records a likelihood of vesting weighted analysis to the extent it has visibility to do so. Without such visibility, it considers such probability as de minimis until additional information is available.

Note 5 - Legal Proceedings

The Company may be party to certain lawsuits or claims arising in the normal course of business. The ultimate outcome of these matters is unknown but, in the opinion of management, we do not believe any of these proceedings will have, individually or in the aggregate, a material adverse effect upon our financial condition, cash flows or future results of operation.

Note 6 - Inventories

	June 30, 2023	December 31, 2022
Raw materials	$1,209,000	$1,457,000
Work in process	2,548,000	2,513,000
Finished goods	3,882,000	4,355,000
Total inventories	$7,639,000	$8,325,000

Note 7 - Concentration of Credit Risk

Concentration of credit risk with respect to trade accounts receivable is generally limited due to the large number of entities comprising the Company’s customer base. The Company performs ongoing credit evaluations and provides an allowance for potential credit losses against the portion of accounts receivable which is estimated to be uncollectible. Such losses have historically been within management’s expectations. During the three and six months ended June 30, 2023 and 2022, there were two customers whose purchases represented more than 10% of the Company’s consolidated net sales. Sales to these customers for the three and six months ended June 30, 2023 and 2022 are as follows:

	Three Months Ended		Three Months Ended
	June 30, 2023		June 30, 2022
Customer	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Customer A	$2,347,000	56%	$1,829,000	41%
Customer B	$668,000	16%	$1,323,000	30%

	Six Months Ended		Six Months Ended
	June 30, 2023		June 30, 2022
Customer	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Customer A	$4,910,000	54%	$4,331,000	42%
Customer B	$2,320,000	25%	$2,670,000	26%

As of June 30, 2023, the total amounts owed to the Company by these customers were approximately $2,455,000 or 83% of the Company’s consolidated net accounts receivable. The amounts owed at June 30, 2022 by these customers were approximately $2,008,000 or 73% of the Company’s consolidated net accounts receivable.

Note 8 - Related Party Transactions

John H. Schwan, who resigned as Chairman of the Board on June 1, 2020, has made loans to the Company which had outstanding balances of $1.3 million as of June 30, 2023 and December 31, 2022, respectively. No payments were made to Mr. Schwan since 2019. Interest expense related to this loan amounted to $18,000 and $17,000 for the three months end June 30, 2023 and 2022, respectively. Mr. Schwan is the father of Jana Schwan, the Company’s Chief Operating Officer.

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

Overview

We produce film products for novelty, packaging and container applications. These products include foil balloons, latex balloons and related products, films for packaging and custom product applications, and flexible containers for packaging and consumer storage applications. We produce all of our film products for packaging, container applications and most of our foil balloons at our plant in Lake Barrington, Illinois. We used to produce our latex balloons and latex products at a majority-owned facility in Guadalajara, Mexico (Flexo Universal, or Flexo). This facility was sold during October 2021. Now the Company purchases latex balloons from an unrelated vendor and distributes in the United States, particularly to those customers that prefer a combined solution for foil and latex balloons.. Substantially all of our film products for packaging and custom product applications are sold to customers in the United States. We market and sell our novelty items, including balloon-inspired gift items (e.g., balloons and candy arranged to look like a flower bouquet for gifting) and flexible containers for consumer use primarily in the United States.

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

The Senior Facilities require that the Company shall, commencing December 31, 2021, maintain Tangible Net Worth of at least $4,000,000 or greater (“Minimum Tangible Net Worth”). Minimum Tangible Net Worth may be adjusted downward by the Lender, from time to time, in its sole and absolute discretion, based on the effect of non-cash charges and other factors on the calculation of Tangible Net Worth. Other debt subordinated to Lender is not considered as a reduction of this calculation. The Company believes it was in compliance with this covenant during every relevant month, including as of December 31, 2022 and June 30, 2023.

The Senior Facilities contain certain affirmative and negative covenants that limit the ability of the Company, among other things and subject to certain significant exceptions, to incur debt or liens, make investments, enter into certain mergers, consolidations, and acquisitions, pay dividends and make other restricted payments, or make capital expenditures exceeding $1 million in the aggregate in any fiscal year. We are currently working on having a facility in place when the current facility expires on September 30, 2023.

As of June 30, 2023 and December 31, 2022, the term loan balance amounted to $0.5 million, which consisted of the principal and interest payable balance of $0.6 million and deferred financing costs of less than $0.1 million. The balance of the Revolving Line of Credit as of June 30, 2023 and December 31, 2022 amounted to $4.3 and $2.9 million, respectively.

Results of Operations

Net Sales. For the three month periods ended June 30, 2023 and 2022, net sales were $4,059,000 and $4,418,000, respectively.

For the three-month period ended June 30, 2023 and 2022, net sales by product category were as follows:

	Three Months Ended
	June 30, 2023		June 30, 2022
	$		$
Product Category	(000) Omitted	% of Net Sales	(000) Omitted	% of Net Sales	Variance	% change

Foil Balloons	2,938	72%	2,674	61%	264	10%

Film Products	589	15%	535	12%	54	10%

Other	532	13%	1,209	27%	(677)	(56)%

Total	4,059	100%	4,418	100%	(359)	(8)%

For the six month periods ended June 30, 2023 and 2022, net sales were $9,110,000 and $10,215,000, respectively.

For the six month period ended June 30, 2023 and 2022, net sales by product category were as follows:

	June 30, 2023		June 30, 2022
	$		$
Product Category	(000) Omitted	% of Net Sales	(000) Omitted	% of Net Sales	Variance	% change

Foil Balloons	6,412	70%	6,506	64%	(94)	(1)%

Film Products	678	7%	1,363	13%	(685)	(50)%

Other	2,020	23%	2,346	23%	(326)	(14)%

Total	9,110	100%	10,215	100%	(1,105)	(11)%

Foil Balloons. Revenues from the sale of foil balloons increased during the three months period from $2,674,000 ending June 30, 2022 compared to $2,938,000 during the three month period of 2023. Revenues from the sale of foil balloons decreased during the six month period from $6,506,000 ending June 30, 2022 compared to $6,412,000 during the six month period of 2023. An increase in the price of helium during 2022 negatively impacted customers of most types of foil balloons beginning the second quarter 2022. This price increase was the result of both the broad inflationary pressures and restrictions on trade with Russia, as we believe the latter supplied approximately 5% of the helium used in the marketplace. This combined with temporary individual supply issues created increased pricing in the market. The market price of helium remains elevated based on historical norms, but less elevated than during the middle of 2022. We also discontinued certain products during 2022 for which we were not able to secure adequate inflationary price increases.

Films. Revenues from the sale of commercial films were $589,000 and $678,000 during the three and six month periods ended June 30, 2023, compared to $535,000 and $1,363,000 during the same periods of 2022. Order flow in this area has been historically inconsistent, impacted in part by consolidation in the industry, including our customers, as well as a large number of competitors.

Other Revenues. Revenues from the sale of other products were $532,000 and $2,020,000 during the three and six month periods ended June 30, 2023, compared to $1,209,000 and $2,346,000 during the same periods of 2022. The revenues from the sale of other products during these periods include (i) sales of a line of balloon-inspired gift items and similar products consisting of candy and small inflated balloons sold in small containers, (ii) latex balloons, and (iii) the sale of accessories and supply items related to balloon products. The largest shipments of candy inspired gift items during 2023 occurred during March, while the same shipments during 2022 occurred during April. In addition, shipments related to Valentine’s Day were complete as of December 2022, while in the prior year they went into January 2022. This timing impacts comparability in an area where total order flow has been increasing.

Sales to a limited number of customers continue to represent a large percentage of our net sales. The table below illustrates the impact on sales of our top three and ten customers for the three month periods ended June 30, 2023 and 2022.

	Three Months Ended June 30,
	% of Sales
	2023	2022

Top 3 Customers	85%	83%

Top 10 Customers	96%	91%

	Six Months Ended June 30,
	% of Sales
	2023	2022

Top 3 Customers	86%	82%

Top 10 Customers	94%	90%

During the three and six months ended June 30, 2023 and 2022, there were two customer whose purchases represented more than 10% of the Company’s consolidated net sales. Sales to these customers for the three and six months ended June 30, 2023 and 2022 are as follows:

	Three Months Ended		Three Months Ended
	June 30, 2023		June 30, 2022
Customer	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Customer A	$2,347,000	56%	$1,829,000	41%
Customer B	$668,000	16%	$1,323,000	30%

	Six Months Ended		Six Months Ended
	June 30, 2023		June 30, 2022
Customer	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Customer A	$4,910,000	54%	$4,331,000	42%
Customer B	$2,320,000	25%	$2,670,000	26%

As of June 30, 2023, the total amounts owed to the Company by these customers were approximately $2,455,000 or 83% of the Company’s consolidated net accounts receivable. The amounts owed at June 30, 2022 by these customers were approximately $2,008,000 or 73% of the Company’s consolidated net accounts receivable.

Cost of Sales. During the three and six month period ended June 30, 2023, the cost of sales was $3,545,000 and $7,469,000, compared to $3,615,000 and $8,373,000 respectively for the same periods of 2022 due to lower sales volume. As a percentage of sales, cost of sales was 87% and 82% during the three and six months ended June 30, 2023, compared to 82% and 82% during the three and six months ended June 30, 2022.

General and Administrative. During the three and six month period ended June 30, 2023, general and administrative expenses were $656,000 and $1,617,000 compared to $998,000 and $1,835,000, respectively, for the same periods in 2022. The Company had higher than usual audit fees related to a new audit firm onboarding during the first three months of 2023 that was not repeated during the second quarter of 2023.

Selling, Advertising and Marketing. During the three and six month period ended June 30, 2023, selling, advertising and marketing expenses were $148,000 and $302,000 as compared to $111,000 and $332,000, respectively, for the same periods in 2022.

Other Income (Expense). During the three and six month period ended June 30, 2023, the Company incurred interest expense of $155,000 and $297,000 compared to interest expense of $109,000 and $205,000, respectively, during the same periods of 2022. Interest expense increased as a result of market rate increases throughout 2022. The Company applied for Employee Retention Tax Credits during 2021, most of which were factored during 2022 and cash received. Income related to the factored credit filings was recognized when the returns were processed by the US Government during 2023. As such, income of $300,000 and $895,000 was recognized during the three and six months ended June 30, 2023, respectively, for which cash was received during 2022.

Financial Condition, Liquidity and Capital Resources

Cash Flow Items.

Operating Activities. During the six months ended June 30, 2023, net cash used in operations was $1,361,000, compared to net cash provided by operations during the six months ended June 30, 2022 of $303,000.

Significant changes in working capital items during the six months ended June 30, 2023 included:

●	An increase in accounts receivable of $1,341,000 compared to a decrease in accounts receivable of $707,000 in the same period of 2022.

●	A decrease in inventory of $686,000 compared to an increase in inventory of $405,000 in 2022.

●	A decrease in trade payables of $331,000 compared to an decrease in trade payables of $112,000 in 2022.

●	A increase in prepaid expenses and other assets of $47,000 compared to a decrease of $333,000 in 2022.

●	A decrease in accrued liabilities of $737,000 compared to a decrease in accrued liabilities of $87,000 in 2022.

Investing Activity. During the six months ended June 30, 2023, cash used in investing activity was $94,000, compared to cash used investing activity for the same period of 2022 in the amount of $94,000.

Financing Activities. During the six months ended June 30, 2023, cash provided by financing activities was $1,409,000 compared to cash used in financing activities for the same period of 2022 in the amount of $221,000.

Liquidity and Capital Resources.

At June 30, 2023, the Company had cash balances of $100,000 compared to cash balances of $54,000 for the same period of 2022.

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

The Company’s primary sources of liquidity have traditionally been comprised of cash and cash equivalents as well as availability under the Credit Agreement. We believe that we have been in compliance with covenants since refinancing with Line Financial in September 2021. That Credit Agreement expires per its terms on September 30, 2023, unless it is extended by the parties or replaced. While the Company expects to find an acceptable credit facility and is currently in negotiations for such, there can be no assurance of success, and as such, might negatively impact the Company’s ability to continue as a going concern.

Seasonality

In the foil balloon product line, sales have historically been seasonal with approximately 40% occurring in the period from December through March of the succeeding year and 24% being generated in the period July through October in recent years.

Please see pages 11-20 of our Annual Report on Form 10-K for the year ended December 31, 2022 for a description of policies that are critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. No material changes to such information have occurred during the three and six months ended June 30, 2023.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of these disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e), as of June 30, 2023. Based on this evaluation, the Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) concluded that our disclosure controls and procedures were not effective as of June 30, 2023, the end of the period covered by this Quarterly Report on Form 10-Q due to the material weaknesses described below.

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

Management has assessed the effectiveness of our internal control over financial reporting as of June 30, 2023. In making our assessment of the effectiveness of internal control over financial reporting, management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

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

As a result of the material weaknesses, we have concluded that we did not maintain effective internal control over financial reporting as of June 30, 2023.

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

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following are being filed as exhibits to this report:

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).
32**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101*	Interactive Data Files, including the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

**	furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 11, 2023	Yunhong CTI Ltd.

	By:	/s/ Frank J. Cesario
Frank J. Cesario
Acting Chief Financial Officer

By:	/s/ Frank J. Cesario
Frank J. Cesario
Chief Executive Officer

