Form 10-Q
period 2023-09-30
YUNHONG GREEN CTI LTD.
filed 2023-11-13
CIK 1042187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to_________

Commission File Number

000-23115

YUNHONG GREEN CTI LTD.

(Exact name of registrant as specified in its charter)

Illinois	36-2848943
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

22160 N. Pepper Road
Barrington, Illinois	60010
(Address of principal executive offices)	(Zip Code)

(847)382-1000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value per share	YHGJ	The Nasdaq Stock Market LLC (The Nasdaq Capital Market)

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

The number of shares outstanding of the registrant’s common stock, no par value per share, as of November 1, 2023 was 20,096,755 (excluding treasury shares).

INDEX

PART I – FINANCIAL INFORMATION

Item No. 1.	Financial Statements
	Condensed Consolidated Balance Sheets at September 30, 2023 (unaudited) and December 31, 2022	1
	Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three and nine months ended September 30, 2023 and September 30, 2022	2
	Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2023 and September 30, 2022	3
	Condensed Consolidated Statements of Shareholders’ Equity (unaudited) for the three and nine months ended September 30, 2023 and September 30, 2022	4
	Notes to Condensed Consolidated Financial Statements (unaudited)	5
Item No. 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item No. 3	Quantitative and Qualitative Disclosures Regarding Market Risk	17
Item No. 4	Controls and Procedures	17

PART II – OTHER INFORMATION

Item No. 1	Legal Proceedings	18
Item No. 1A	Risk Factors	18
Item No. 2	Unregistered Sales of Equity Securities and Use of Proceeds	18
Item No. 3	Defaults Upon Senior Securities	19
Item No. 4	Mine Safety Disclosures	19
Item No. 5	Other Information	19
Item No. 6	Exhibits	19
	Signatures	20
	Exhibit 31.1
	Exhibit 31.2
	Exhibit 32

Yunhong Green CTI, LTD

Condensed Consolidated Balance Sheets

	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$64,000	$146,000
Accounts receivable, net	933,000	1,618,000
Inventories	8,528,000	8,325,000
Prepaid expenses	411,000	389,000

Total current assets	9,936,000	10,478,000

Property, plant and equipment:
Machinery and equipment	17,926,000	17,723,000
Office furniture and equipment	2,084,000	2,084,000
Intellectual property	783,000	783,000
Leasehold improvements	39,000	39,000
Fixtures and equipment at customer locations	519,000	519,000
Projects under construction	41,000	108,000
	21,392,000	21,256,000
Less : accumulated depreciation and amortization	(20,545,000)	(20,334,000)

Total property, plant and equipment, net	847,000	922,000

Other assets:
Operating lease right-of-use	3,488,000	3,882,000

1Total other assets	3,488,000	3,882,000

TOTAL ASSETS	$14,271,000	$15,282,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade payables	$1,400,000	$1,313,000
Line of credit	3,371,000	2,878,000
Notes payable - current portion	528,000	289,000
Notes payable – related party, subordinated	1,324,000	-
Operating Lease Liabilities	512,000	518,000
Accrued liabilities	1,234,000	2,480,000

Total current liabilities	8,369,000	7,478,000
Long-term liabilities:
Notes payable - noncurrent	-	427,000
Notes payable – related party, subordinated	-	1,267,000
Operating Lease Liabilities – noncurrent	2,976,000	3,364,000
Total long-term liabilities	2,976,000	5,058,000

TOTAL LIABILITIES	11,345,000	12,536,000

Equity:
Yunhong CTI, Ltd stockholders’ equity:
Series B Preferred Stock — no par value, 170,000 shares authorized, none and 170,000 issued and outstanding at September 30, 2023 and December 31, 2022, respectively	-	1,851,000
Common Stock – no par value, 2,000,000,000 and 50,000,000 shares authorized, 20,140,413 and 16,102,749 shares issued and 20,096,755 and 16,059,991 shares outstanding at September 30, 2023 and December 31, 2022, respectively	21,283,000	21,283,000
Paid-in-capital	6,646,000	3,895,000
Accumulated deficit	(24,842,000)	(24,122,000)
Less: Treasury stock, 43,658 shares	(161,000)	(161,000)

Total Stockholders’ Equity	2,926,000	2,746,000

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$14,271,000	$15,282,000

See accompanying notes to condensed consolidated unaudited financial statements

Yunhong Green CTI, LTD

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022

Net Sales	$1,923,000	$2,263,000	$11,033,000	$12,478,000

Cost of Sales	1,903,000	2,021,000	9,372,000	10,394,000

Gross profit	20,000	242,000	1,661,000	2,084,000

Operating expenses:
General and administrative	677,000	896,000	2,294,000	2,731,000
Selling	33,000	32,000	98,000	104,000
Advertising and marketing	139,000	71,000	376,000	331,000

Total operating (income) expenses	849,000	999,000	2,768,000	3,166,000

Loss from operations	(829,000)	(757,000)	(1,107,000)	(1,082,000)

Other (expense) income:
Interest expense	(124,000)	(120,000)	(421,000)	(325,000)
Deferred income recognition	-	-	895,000	-
Other income/(expense)	(14,000)	(92,000)	(87,000)	18,000

Total other (expense)/income, net	(138,000)	(212,000)	387,000	(307,000)

(Loss) from continuing operations before taxes	(967,000)	(969,000)	(720,000)	(1,389,000)

Income tax expense	-	-	-	-

Net loss	$(967,000)	$(969,000)	$(720,000)	$(1,389,000)

Other Comprehensive Income (Loss)
Foreign currency adjustment	-	-	-	-
Comprehensive (loss) / income	$(967,000)	$(969,000)	$(720,000)	$(1,389,000)

Deemed Dividends on preferred stock and amortization of beneficial conversion feature	$-	$(146,000)	$(11,000)	$(550,000)

Net (Loss) / income attributable to Yunhong CTI Ltd common Shareholders	$(967,000)	$(1,115,000)	$(731,000)	$(1,939,000)

Basic (loss) / income per common share
Basic (loss) / income per common share	$(0.05)	$(0.12)	$(0.04)	$(0.28)

Diluted (loss) / income per common share
Diluted (loss) / income per common share	$(0.05)	$(0.12)	$(0.04)	$(0.28)

Weighted average number of shares and equivalent shares of common stock outstanding:
Basic	20,096,955	9,261,972	19,243,656	7,028,920

Diluted	20,096,955	9,261,972	19,243,656	7,028,920

See accompanying notes to condensed consolidated unaudited financial statements

Yunhong Green CTI, LTD

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended September 30,
	2023	2022

Cash flows from operating activities:
Net income / (loss) from continuing operations	$(720,000)	$(1,389,000)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	211,000	291,000
Equity compensation expense	16,000	153,000
Change in assets and liabilities:
Accounts receivable	685,000	2,032,000
Inventories	(203,000)	(1,286,000)
Prepaid expenses and other assets	(22,000)	562,000
Trade payables	87,000	(54,000)
Accrued liabilities	(496,000)	878,000

Net cash (used in) provided by operating activities	(442,000)	1,187,000

Cash flows from investing activities:
Purchases of property, plant and equipment	(136,000)	(121,000)

Net cash (used in) investing activities	(136,000)	(121,000)

Cash flows from financing activities:
Proceeds from issuance/(Repayment) of long-term debt and revolving line of credit	496,000	(1,031,000)

Net cash provided by (used in) financing activities	496,000	(1,031,000)

Net (decrease) / increase in cash and cash equivalents	(82,000)	35,000

Cash and cash equivalents at beginning of period	146,000	66,000

Cash and cash equivalents at end of period	$64,000	$101,000

Supplemental disclosure of cash flow information:
Cash payments for interest	$364,000	$265,000
Accrued Divided and Accretion on preferred stock	$11,000	$550,000
Lease right-of-use assets and lease liability	$-	$747,000
Conversion of notes and deposits into common stock	$885,000	$-
Conversion of Series B preferred stock into common stock	$1,500,000	$6,745,000

See accompanying notes to condensed consolidated unaudited financial statements

Yunhong Green CTI, Ltd

Consolidated Statements of Stockholders’ Equity SEE ATTACHED

	Yunhong CTI, Ltd
	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Common Stock		Paid-in	Accumulated (Deficit)	Less Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	TOTAL

Balance December 31, 2021	500,000	$3,155,000	170,000	$1,715,000	170,000	$1,630,000	170,000	$1,512,000	5,930,408	$14,538,000	$4,317,000	$(22,655,000)	(44,000)	$(161,000)	4,051,000

Accrued Deemed Dividend - Series A Preferred Stock		267,000									(267,000)				-
Conversion Series A Preferred Stock	(500,000)	(3,422,000)							6,278,990	3,422,000
Accrued Deemed Dividend - Series B Preferred Stock				102,000							(102,000)				-
Accrued Deemed Dividend - Series C Preferred Stock						91,000					(91,000)				-
Conversion Series C Preferred Stock					(170,000)	(1,721,000)			1,985,702	1,721,000
Accrued Deemed Dividend - Series D Preferred Stock								91,000			(91,000)				-
Conversion Series D Preferred Stoock							(170,000)	(1,603,000)	1,826,399	1,603,000
Stock Issuance									81,250	(1,000)	1,000				-
Equity Compensation Charge											153,000				153,000
Net Income (Loss)												(1,389,000)			(1,389,000)
Balance September 30, 2022	-	$-	170,000	$1,817,000	-	$-	-	$-	16,102,749	$21,283,000	$3,920,000	$(24,044,000)	(44,000)	$(161,000)	2,815,000

Yunhong Green CTI, Ltd

Consolidated Statements of Stockholders’ Equity SEE ATTACHED

	Yunhong CTI, Ltd
							Accumulated
	Series B Preferred Stock		Common Stock		Paid-in	Accumulated (Deficit)	Other Comprehensive	Less Treasury Stock
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	TOTAL

Balance December 31, 2022	170,000	$1,851,000	16,102,749	$21,283,000	$3,895,000	$(24,122,000)	$-	(44,000)	$(161,000)	2,746,000

Series B Convertible Preferred Stock Issuance	(170,000)	(1,862,000)	1,888,078		1,862,000					-
Common stock issued for notes payable and investor deposit			1,908,336		884,000					884,000
Accrued Deemed Dividend - Series B Preferred Stock		11,000			(11,000)					-
Equity compensation			116,250		16,000					16,000
Broker issuance			125,000
Net Income (Loss)						(720,000)				(720,000)
Foreign Currency Translation							-			-
Balance JuneSeptember 30, 2023	-	$-	20,140,413	$21,283,000	$6,646,000	$(24,842,000)	$-	(44,000)	$(161,000)	$2,926,000

See accompanying notes to condensed consolidated unaudited financial statements

Yunhong Green CTI Ltd. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 - Basis of Presentation

The accompanying condensed (a) consolidated balance sheet as of September 30, 2023 and (b) the unaudited interim condensed consolidated financial statements have been prepared and, in the opinion of management, contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the consolidated financial position and the consolidated statements of comprehensive income and consolidated cash flows for the periods presented in conformity with generally accepted accounting principles for interim consolidated financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2023. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2022, filed on April 15, 2023, which can be found on the Company’s website (www.ctiindustries.com) or www.sec.gov.

Principles of consolidation and nature of operations:

Yunhong Green CTI Ltd and CTI Supply, Inc. (collectively, the “Company”) (i) design, manufacture and distribute metalized balloon products throughout the world, including balloon-inspired gift items, (ii) distribute purchased latex balloons and related products, (iii) operate systems for the production, lamination, coating and printing of films used for food packaging and other commercial uses and for conversion of films to flexible packaging containers and other products, and are beginning to (iv) offer for sale purchased compostable material solutions.

The condensed consolidated financial statements include the accounts of Yunhong Green CTI Ltd., and CTI Supply, Inc. At the annual meeting of stockholders (August 28, 2023), our stockholders approved changing our company name from “Yunhong CTI Ltd.” to “Yunhong Green CTI Ltd.” We also changed our trading symbol from “CTIB” to “YHGJ” to be more reflective of our name. There were no changes with respect to outstanding shares of common or preferred stock or other attributes.

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

Earnings per share:

Basic income (loss) per share is computed by dividing net income (loss) attributable to Yunhong Green CTI Ltd shareholders by the weighted average number of shares of common stock outstanding during each period.

Diluted income (loss) per share is computed by dividing the net income (loss) attributable to Yunhong Green CTI Ltd shareholders by the weighted average number of shares of common stock and equivalents (stock options and warrants), unless anti-dilutive, during each period.

As of September 30, 2023 and 2022, shares to be issued upon the exercise of options and warrants aggregated 128,000 in each period.

Significant Accounting Policies:

The Company’s significant accounting policies are summarized in Note 2 of the Company’s consolidated financial statements for the year ended December 31, 2022. There were no significant changes to these accounting policies during the three and nine months ended September 30, 2023.

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

Note 2 – Liquidity and Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has a cumulative net loss from inception to September 30, 2023 of approximately $24 million. The accompanying financial statements for the three and nine months ended September 30, 2023 have been prepared assuming the Company will continue as a going concern. The Company’s cash resources from operations may be insufficient to meet its anticipated needs during the next twelve months. If the Company does not execute its plan, it may require additional financing to fund its future planned operations.

The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses. Management’s plans to continue as a going concern include raising additional capital through sales of equity securities and borrowing, continuing to focus our Company on the most profitable elements, and exploring alternative funding sources on an as needed basis. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. The COVID-19 pandemic, supply chain challenges, and inflationary pressures (including cost and availability of helium) have impacted the Company’s business operations to some extent and is expected to continue to do so and these impacts may include reduced access to capital. In addition, as described in Note 3, the Company has a related party, subordinated note in the amount of $1.3 million scheduled to become due and payable on December 31, 2023. While the Company expects to resolve this note using cash and/or equity, there can be no assurance of success. The ability of the Company to continue as a going concern may be dependent upon its ability to successfully secure other sources of financing and attain profitable operations. There is substantial doubt about the ability of the Company to continue as a going concern for one year from the issuance of the accompanying consolidated financial statements. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company’s primary sources of liquidity have traditionally been comprised of cash and cash equivalents as well as availability under the Credit Agreement in place at the time (see Note 3). We endured compliance failures with covenants until September 2021 when we refinanced our credit facility. We believe we have been in compliance with our new credit facility since that time. This credit facility concluded on September 30, 2023 but we executed an extension with the same lender until September 30, 2025.

Note 3 - Debt

On September 30, 2021 (the “Closing Date”), the Company entered into a loan and security agreement (the “Agreement”) with Line Financial (the “Lender”), which provides for a senior secured financing consisting of a revolving credit facility (the “Revolving Credit Facility) in an aggregate principal amount of up to $6 million (the “Maximum Revolver Amount”) and term loan facility (the “Term Loan Facility”) in an aggregate principal amount of $0.7 million (“Term Loan Amount” and, together with the Revolving Credit Facility, the “Senior Facilities”). Proceeds of loans borrowed under the Senior Facilities were used to repay all amounts outstanding under the Company’s previous lending agreements and for the Company’s working capital. The Senior Facilities are secured by substantially all assets of the Company. Effective September 30, 2023, this credit facility was extended until September 30, 2025, with similar values and terms except as noted herein.

Interest on the Senior Facilities was set at the prime rate published from time to time published in the Wall Street Journal (8% as of March 31, 2023), plus 1.95% per annum, accruing daily and payable monthly. Interest shall be calculated on the basis of a 360-day year for the actual number of days elapsed. The Term Loan Facility shall be repaid by the Company to Lender in 48 equal monthly installments of principal and interest, each in the amount of $15,000, commencing on November 1, 2021, and continuing on the first day of each month thereafter until the Term Loan Maturity Date (as defined in the Agreement). Also, the Company paid the Lender collateral monitoring fees of 4.62% of the eligible accounts receivable, inventory, and equipment supporting the Revolving Credit Facility and the Term Loan. In addition, the Company paid the Lender a loan fee of 1.25% of the Maximum Revolver Amount and the Term Loan Amount upon the execution of the Agreement. During August 2022 the terms were modified to reduce the collateral monitoring fee to 2.77% and added a provision that barred the Company from repaying the facility prior to September 2023. This Term Loan was re-established effective with the September 30, 2023 renewal at the original values on September 30, 2021.

The Senior Facilities matured on September 30, 2023 and were extended by agreement between the parties until September 30, 2025. The facility automatically extends for successive periods of one year each, unless the Company or the Lender gives the other party written notice of termination not less than 90 days prior to the end of such term or renewal term, as applicable. If the Senior Facilities are renewed, the Company shall pay the Lender a renewal fee of 1.25% of the Maximum Revolver Amount and the Term Loan Amount upon each renewal on the anniversary of the Closing Date. The Company has the option to prepay the Term Loan Facility (together with all accrued but unpaid interest and a Term Loan Prepayment Fee (as defined the Agreement) in whole, but not in part, upon not less than 60 days prior written notice to the Lender. With this September 30, 2023 renewal, the parties agreed changes in terms including:

-	Replace the asset monitoring fee on the Revolving Credit Facility with an increase in interest rate, to Prime plus 7.82% per annum. This change was intended by the parties to be financially neutral while easier to administrate.
-	Reduce the interest rate on the Term Loan to Prime plus 1.45% per annum, with lender making a one-time additional advance of $206,000 to reset the Term Loan to $731,000.
-	Reduce the renewal fee for this transaction to $50,000 from the formula described above.
-	Set the Term Loan asset monitoring fee to 0.385% per month.

The Senior Facilities require that the Company shall, commencing December 31, 2021, maintain Tangible Net Worth of at least $4,000,000 or greater (“Minimum Tangible Net Worth”). Minimum Tangible Net Worth may be adjusted downward by the Lender, from time to time, in its sole and absolute discretion, based on the effect of non-cash charges and other factors on the calculation of Tangible Net Worth. Other debt subordinated to Lender is not considered as a reduction of this calculation. The Company believes it was in compliance with this covenant for all relevant months, including as of September 30, 2023 and December 31, 2022, respectively.

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

As of September 30, 2023, the term loan balance amounted to $0.5 million, which consisted of the principal and interest payable balance of $0.5 million and deferred financing costs of less than $3,000. The balance of the Revolving Line of Credit as of September 30, 2023 and December 31, 2022 amounted to $3,371,000 and $2,878,000, respectively. By virtue of the September 30, 2023 extension above, the Company was advanced $206,000 and the Term Loan was reset to $731,000. Due to the timing of execution, this change will be reflected in the Company’s October 2023 financial statements.

As of January 1, 2019, the Company had a note payable to John H. Schwan, former Director and former Chairman of the Board, for $1.6 million, including accrued interest. This loan accrues interest, is due December 31, 2023, and is subordinate to the Senior Facilities. During January 2019, Mr. Schwan converted $600,000 of the note into approximately 181,000 shares of our common stock at the then market rate of $3.32 per share. As a result of the conversion, the loan balance decreased to $1 million. The loan and interest payable to Mr. Schwan amounted to $1.3 million as of September 30, 2023 and December 31, 2022, respectively. No payments were made to Mr. Schwan during 2023 or 2022. Interest expense related to this loan amounted to $19,000 and $17,000 for the three months ended September 30, 2023 and 2022, respectively.

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

The issuance of the Series A Preferred generated a beneficial conversion feature (BCF), which arises when a debt or equity security is issued with an embedded conversion option that is beneficial to the investor or in the money at inception because the conversion option has an effective strike price that is less than the market price of the underlying stock at the commitment date. The fair value of the common stock into which the Series A Preferred was convertible exceeded the allocated purchase price fair value of the Series A Preferred Stock at the closing dates by approximately $2.5 million as of the closing dates. We recognized this BCF by allocating the intrinsic value of the conversion option, to additional paid-in capital, resulting in a discount on the Series A Preferred. As the Series A Preferred is immediately convertible, the Company accreted the discount on the date of issuance. The accretion was recognized as dividend equivalents. Holders of the Series A Preferred were entitled to receive quarterly dividends at the annual rate of 8% of the stated value ($10 per share). Such dividends may be paid in cash or in shares of common stock at the Company’s discretion. In the three months ended September 30, 2023 and 2022 the Company accrued none and $67,000 of these dividends in each period, respectively, as the investor converted Series A Convertible Preferred Stock into common stock on September 1, 2022. This conversation resulted in the issuance of 5 million shares of common stock plus an additional approximately 1.3 million shares of common stock representing the accrued dividends.

Series B Convertible Preferred Stock

In November 2020, we issued 170,000 shares of Series B Preferred for an aggregate purchase price of $1,500,000. The Series B Preferred have an initial stated value of $10.00 per share and liquidation preference over common stock. The Series B Preferred is convertible into shares of our common stock equal to the number of shares determined by dividing the sum of the stated value and any accrued and unpaid dividends by the conversion price of $1.00. The Series B Preferred accrues dividends at a rate of 8 percent per annum, payable at our election either in cash or shares of the Company’s common stock. Initially, the Series B Preferred, in whole or part, was redeemable at the option of the holder (but not mandatorily redeemable) at any time on or after November 30, 2021 for the stated value, plus any accrued and unpaid dividends and thus was classified as mezzanine equity and initially recognized at fair value of $1.5 million (the proceeds on the date of issuance). The carrying value as of September 30, 2023 and December 31, 2022 amounted to none and $1,851,000, respectively. On February 1, 2023, the investor converted Series B Preferred into approximately 1.9 million shares of common stock, including accrued dividends.

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

The valuation assumptions we have applied to determine the value of warrants granted in 2021 and 2020 were as follows:

-	Historical stock price volatility: The Company used the weekly closing price to calculate historical annual volatility which was a range from 68% - 167%.

-	Risk-free interest rate: The Company bases the risk-free interest rate on the rate payable on US treasury securities with a similar maturity in effect at the time of the grant, which was a range from .42% - 1.65%.

-	Expected life: The expected life of the warrants represents the period of time warrants were expected to be outstanding. The Company used an expected life of 5 years.

-	Dividend yield: The estimate for dividend yield is 0%, as the Company did not issue dividends during 2020 - 2023 and does not expect to do so in the foreseeable future.

-	Estimated forfeitures: When estimating forfeitures, the Company considers historical terminations as well as anticipated retirements.

A summary of the Company’s stock warrant activity is as follows:

	Shares under Option	Weighted Average Exercise Price
Balance at December 31, 2022	128,000	$1.75
Granted	-	-
Cancelled/Expired	-	-
Exercised/Issued	-	-
Outstanding at September 30, 2023	128,000	1.75

Exercisable at September 30, 2023	128,000	$1.75

As of September 30, 2023 the Company reserved the following shares of its common stock for the exercise of warrants, and preferred stock:

2021 Warrants	128,000
Shares reserved as of September 30, 2023	128,000

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

● The restrictions on 56,250 shares of the award lapsed and the award vested when the Company’s operating cash flow, calculated cumulatively from the date of employment, equaled or exceeded $1.5 million. On January 30, 2023, the Compensation Committee determined this condition had been satisfied.

● The restrictions on 56,250 shares of the award lapsed and the award vested in the event the Company is able to refinance its current lender with a traditional lender on terms and conditions customary for such financing. On August 23, 2022, the Compensation Committee determined this condition had been satisfied with an amended agreement with the Company’s lender.

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

Note 6 - Inventories

	September 30, 2023	December 31, 2022
Raw materials	$1,172,000	$1,457,000
Work in process	2,695,000	2,513,000
Finished goods	4,661,000	4,355,000
Total inventories	$8,528,000	$8,325,000

Note 7 - Concentration of Credit Risk

Concentration of credit risk with respect to trade accounts receivable is generally limited due to the large number of entities comprising the Company’s customer base. The Company performs ongoing credit evaluations and provides an allowance for potential credit losses against the portion of accounts receivable which is estimated to be uncollectible. Such losses have historically been within management’s expectations. During the three and nine months ended September 30, 2023 and 2022, there were two customers whose purchases represented more than 10% of the Company’s consolidated net sales. Sales to these customers for the three and nine months ended September 30, 2023 and 2022 are as follows:

	Three Months Ended		Three Months Ended
	September 30, 2023		September 30, 2022
Customer	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Customer A	$1,097,000	56%	$1,104,000	49%
Customer B	$239,000	12%	$176,000	8%

	Nine Months Ended		Nine Months Ended
	September 30, 2023		September 30, 2022
Customer	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Customer A	$6,007,000	53%	$5,438,000	44%
Customer B	$2,559,000	23%	$2,846,000	23%

As of September 30, 2023, the total amounts owed to the Company by these customers were approximately $806,000 or 81% of the Company’s consolidated net accounts receivable. The amounts owed at September 30, 2022 by these customers were approximately $679,000 or 45% of the Company’s consolidated net accounts receivable.

Note 8 - Related Party Transactions

John H. Schwan, who resigned as Chairman of the Board on June 1, 2020, has made loans to the Company which had outstanding balances of $1.3 million as of September 30, 2023 and December 31, 2022, respectively. No payments were made to Mr. Schwan since 2019. Interest expense related to this loan amounted to $19,000 and $17,000 for the three months end September 30, 2023 and 2022, respectively. Mr. Schwan is the father of Jana Schwan, the Company’s Chief Operating Officer.

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

Overview

We produce film products for novelty, packaging and container applications. These products include foil balloons, latex balloons and related products, films for packaging and custom product applications, and flexible containers for packaging and consumer storage applications. We produce all of our film products for packaging, container applications and most of our foil balloons at our facility in Lake Barrington, Illinois. We used to produce our latex balloons and latex products at a majority-owned facility in Guadalajara, Mexico (Flexo Universal, or Flexo). This facility was sold during October 2021. Now the Company purchases latex balloons from an unrelated vendor and distributes in the United States, particularly to those customers that prefer a combined solution for foil and latex balloons.. Substantially all of our film products for packaging and custom product applications are sold to customers in the United States. We market and sell our novelty items, including balloon-inspired gift items (e.g., balloons and candy arranged to look like a flower bouquet for gifting) and flexible containers for consumer use primarily in the United States. We have also begun to support and offer for sale compostable material solutions intended for the North American market.

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

Interest on the Senior Facilities shall be the prime rate published from time to time published in the Wall Street Journal (8% as of March 31, 2023), plus 1.95% per annum, accruing daily and payable monthly. Interest shall be calculated on the basis of a 360-day year for the actual number of days elapsed. The Term Loan Facility shall be repaid by the Company to Lender in 48 equal monthly installments of principal and interest, each in the amount of $15,000, commencing on November 1, 2021, and continuing on the first day of each month thereafter until the Term Loan Maturity Date (as defined in the Agreement). Also, the Company will pay the Lender collateral monitoring fees of 4.62% of the eligible accounts receivable, inventory, and equipment supporting the Revolving Credit Facility and the Term Loan. In addition, the Company paid the Lender a loan fee of 1.25% of the Maximum Revolver Amount and the Term Loan Amount upon the execution of the Agreement. During August 2022 the terms were modified to reduce the collateral monitoring fee to 2.77% and added a provision that barred the Company from repaying the facility prior to September 2023. The September 2023 extension further modified the fee structure, eliminating the Asset Monitoring Fee on the Revolving Credit Facility while increasing the interest rate to Prime plus 7.82% per annum, with the intent of being cash flow neutral between the parties but more straightforward in administration. The Term Loan maintains an asset monitoring fee of 0.385% per month pursuant to the renewal agreement.

The Senior Facilities matured on September 30, 2023 and were extended by agreement between the parties until September 30, 2025. This amended facility shall automatically be extended for successive periods of one year each, unless the Company or the Lender gives the other party written notice of termination not less than 90 days prior to the end of such term or renewal term, as applicable. If the Senior Facilities are renewed, the Company shall pay the Lender a renewal fee of 1.25% of the Maximum Revolver Amount and the Term Loan Amount upon each renewal on the anniversary of the Closing Date. The Company has the option to prepay the Term Loan Facility (together with all accrued but unpaid interest and a Term Loan Prepayment Fee (as defined the Agreement) in whole, but not in part, upon not less than 60 days prior written notice to the Lender.

The Senior Facilities require that the Company shall, commencing December 31, 2021, maintain Tangible Net Worth of at least $4,000,000 or greater (“Minimum Tangible Net Worth”). Minimum Tangible Net Worth may be adjusted downward by the Lender, from time to time, in its sole and absolute discretion, based on the effect of non-cash charges and other factors on the calculation of Tangible Net Worth. Other debt subordinated to Lender is not considered as a reduction of this calculation. The Company believes it was in compliance with this covenant during every relevant month, including as of December 31, 2022 and September 30, 2023.

The Senior Facilities contain certain affirmative and negative covenants that limit the ability of the Company, among other things and subject to certain significant exceptions, to incur debt or liens, make investments, enter into certain mergers, consolidations, and acquisitions, pay dividends and make other restricted payments, or make capital expenditures exceeding $1 million in the aggregate in any fiscal year. We have extended this facility with the lender on September 30, 2023.

As of September 30, 2023 and December 31, 2022, the term loan balance amounted to $0.5 million, which consisted of the principal and interest payable balance of $0.6 million and deferred financing costs of less than $0.1 million. The balance of the Revolving Line of Credit as of September 30, 2023 and December 31, 2022 amounted to $3.4 and $2.9 million, respectively. Pursuant to the extension, the Lender advanced the Company $0.2 million and increased the Term Loan to $0.7 million, which will be reflected in the Company’s October 2023 financial statements. Pursuant to agreement between the parties, the Company paid a $50,000 renewal fee for the renewal, as opposed to the formula described above.

Results of Operations

Net Sales. For the three month periods ended September 30, 2023 and 2022, net sales were $1,923,000 and $2,263,000, respectively.

For the three-month period ended September 30, 2023 and 2022, net sales by product category were as follows:

	Three Months Ended
	September 30, 2023		September 30, 2022
	$		$
Product Category	(000) Omitted	% of Net Sales	(000) Omitted	% of Net Sales	Variance	% change

Foil Balloons	1,701	88%	1,612	71%	89	6%

Film Products	68	4%	537	24%	(469)	(87%)

Other	154	8%	114	5%	40	35%

Total	1,923	100%	2,263	100%	(340)	(15)%

For the nine month periods ended September 30, 2023 and 2022, net sales were $11,330,000 and $12,478,000, respectively.

For the nine month period ended September 30, 2023 and 2022, net sales by product category were as follows:

	September 30, 2023		September 30, 2022
	$		$
Product Category	(000) Omitted	% of Net Sales	(000) Omitted	% of Net Sales	Variance	% change

Foil Balloons	8,113	74%	8,118	65%	(5)	(1)%

Film Products	746	7%	1,900	15%	(1,154)	(61)%

Other	2,174	19%	2,460	20%	(286)	(12)%

Total	11,330	100%	12,478	100%	(1,445)	(12)%

Foil Balloons. Revenues from the sale of foil balloons increased during the three months period from $1,612,000 ending September 30, 2022 compared to $1,701,000 during the three month period of 2023. Revenues from the sale of foil balloons decreased during the nine month period from $8,118,000 ending September 30, 2022 compared to $8,113,000 during the nine month period of 2023. An increase in the price of helium during 2022 negatively impacted customers of most types of foil balloons beginning the second quarter 2022. This price increase was the result of both the broad inflationary pressures and restrictions on trade with Russia, as we believe the latter supplied approximately 5% of the helium used in the marketplace. This combined with temporary individual supply issues created increased pricing in the market. The market price of helium remains elevated based on historical norms, but less elevated than during the middle of 2022. We also discontinued certain products during 2022 for which we were not able to secure adequate inflationary price increases. Finally, our seasonality demonstrates a low point in revenue during the third quarter with a high point during the fourth quarter.

Films. Revenues from the sale of commercial films were $68,000 and $746,000 during the three and nine month periods ended September 30, 2023, compared to $537,000 and $1,900,000 during the same periods of 2022. Order flow in this area has been historically inconsistent, impacted in part by consolidation in the industry, including our customers, as well as a large number of competitors.

Other Revenues. Revenues from the sale of other products were $154,000 and $2,174,000 during the three and nine month periods ended September 30, 2023, compared to $114,000 and $2,460,000 during the same periods of 2022. The revenues from the sale of other products during these periods include (i) sales of a line of balloon-inspired gift items and similar products consisting of candy and small inflated balloons sold in small containers, (ii) latex balloons, (iii) the sale of accessories and supply items related to balloon products, and going forward (iv) sales of compostable materials. The largest shipments of candy inspired gift items during 2023 occurred during March, while the same shipments during 2022 occurred during April. In addition, shipments related to Valentine’s Day were complete as of December 2022, while in the prior year they went into January 2022. This timing impacts comparability in an area where total order flow has been increasing.

Sales to a limited number of customers continue to represent a large percentage of our net sales. The table below illustrates the impact on sales of our top three and ten customers for the three month periods ended September 30, 2023 and 2022.

	Three Months Ended September 30,
	% of Sales
	2023	2022

Top 3 Customers	75%	79%

Top 10 Customers	87%	96%

	Nine Months Ended September 30,
	% of Sales
	2023	2022

Top 3 Customers	80%	89%

Top 10 Customers	91%	92%

During the three and nine months ended September 30, 2023 and 2022, there were two customer whose purchases represented more than 10% of the Company’s consolidated net sales. Sales to these customers for the three and nine months ended September 30, 2023 and 2022 are as follows:

	Three Months Ended		Three Months Ended
	September 30, 2023		September 30, 2022
Customer	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Customer A	$1,097,000	56%	$1,104,000	49%
Customer B	$239,000	12%	$176,000	8%

	Nine Months Ended		Nine Months Ended
	September 30, 2023		September 30, 2022
Customer	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Customer A	$6,007,000	53%	$5,438,000	43%
Customer B	$2,559,000	23%	$2,846,000	23%

As of September 30, 2023, the total amounts owed to the Company by these customers were approximately $806,000 or 81% of the Company’s consolidated net accounts receivable. The amounts owed at September 30, 2022 by these customers were approximately $679,000 or 45% of the Company’s consolidated net accounts receivable.

Cost of Sales. During the three and nine month period ended September 30, 2023, the cost of sales was $1,903,000 and $9,372,000, compared to $2,021,000 and $10,394,000 respectively for the same periods of 2022 due to lower sales volume. As a percentage of sales, cost of sales was 85% during the nine months ended September 30, 2023, compared to 83% during the nine months ended September 30, 2022. The Company designs its cost structure around its seasonality, with lower revenue and spend during the third quarter and higher activity during the fourth quarter. With revenue for the three months ended September 30, 2023 reduced by $0.3 million from the three months ended September 30, 2022, there were greater inefficiencies and reduced fixed cost coverage during the 2023 quarter, resulting in the nine month period difference noted above.

General and Administrative. During the three and nine month period ended September 30, 2023, general and administrative expenses were $677,000 and $2,294,000 compared to $896,000 and $2,731,000, respectively, for the same periods in 2022. When the price of helium increased during 2022, the Company established greater control over its expenses, resulting in lower personnel, professional, and ancillary service cost during the nine months ended September 30, 2023 as compared to the same period of 2022.

Selling, Advertising and Marketing. During the three and nine month period ended September 30, 2023, selling, advertising and marketing expenses were $172,000 and $474,000 as compared to $103,000 and $435,000, respectively, for the same periods in 2022.

Other Income (Expense). During the three and nine month period ended September 30, 2023, the Company incurred interest expense of $124,000 and $421,000 compared to interest expense of $120,000 and $325,000, respectively, during the same periods of 2022. Interest expense increased as a result of market rate increases throughout 2022. The Company applied for Employee Retention Tax Credits during 2021, most of which were factored during 2022 and cash received. Income related to the factored credit filings was recognized when the returns were processed by the US Government during the first six months of 2023. As such, income of none and $895,000 was recognized during the three and nine months ended September 30, 2023, respectively, for which cash was received during 2022.

Financial Condition, Liquidity and Capital Resources

Cash Flow Items.

Operating Activities. During the nine months ended September 30, 2023, net cash used in operations was $442,000, compared to net cash provided by operations during the nine months ended September 30, 2022 of $1,187,000.

Significant changes in working capital items during the nine months ended September 30, 2023 included:

●	A decrease in accounts receivable of $685,000 compared to a decrease in accounts receivable of $2,032,000 in the same period of 2022.

●	An increase in inventory of $203,000 compared to an increase in inventory of $1,286,000 in 2022.

●	An increase in trade payables of $87,000 compared to an decrease in trade payables of $54,000 in 2022.

●	A decrease in prepaid expenses and other assets of $22,000 compared to an increase of $562,000 in 2022.

●	A decrease in accrued liabilities of $496,000 compared to an increase in accrued liabilities of $878,000 in 2022.

Investing Activity. During the nine months ended September 30, 2023, cash used in investing activity was $136,000, compared to cash used investing activity for the same period of 2022 in the amount of $121,000.

Financing Activities. During the nine months ended September 30, 2023, cash provided by financing activities was $496,000 compared to cash used in financing activities for the same period of 2022 in the amount of $1,031,000.

Liquidity and Capital Resources.

At September 30, 2023, the Company had cash balances of $64,000 compared to cash balances of $101,000 for the same period of 2022.

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

The Company’s primary sources of liquidity have traditionally been comprised of cash and cash equivalents as well as availability under the Credit Agreement. We believe that we have been in compliance with covenants since refinancing with Line Financial in September 2021. That Credit Agreement expired per its terms on September 30, 2023, and was replaced by a new agreement between the parties until September 30, 2025. The subordinated note is maturing in the near term. While the Company expects to address the note maturity and find acceptable credit as it requires, there can be no assurance of success, and as such, might negatively impact the Company’s ability to continue as a going concern.

Seasonality

In the foil balloon product line, sales have historically been seasonal with approximately 40% occurring in the period from December through March of the succeeding year and 24% being generated in the period July through October in recent years.

Please see pages 11-20 of our Annual Report on Form 10-K for the year ended December 31, 2022 for a description of policies that are critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. No material changes to such information have occurred during the three and nine months ended September 30, 2023.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of these disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e), as of September 30, 2023. Based on this evaluation, the Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) concluded that our disclosure controls and procedures were not effective as of September 30, 2023, the end of the period covered by this Quarterly Report on Form 10-Q due to the material weaknesses described below.

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

Management has assessed the effectiveness of our internal control over financial reporting as of September 30, 2023. In making our assessment of the effectiveness of internal control over financial reporting, management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

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

As a result of the material weaknesses, we have concluded that we did not maintain effective internal control over financial reporting as of September 30, 2023.

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

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following are being filed as exhibits to this report:

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).
32**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101*	Interactive Data Files, including the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

**	furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2023	Yunhong CTI Ltd.

	By:	/s/ Frank J. Cesario
Frank J. Cesario
Acting Chief Financial Officer

By:	/s/ Frank J. Cesario
Frank J. Cesario
Chief Executive Officer

