Form 10-K
period 2023-12-31
YUNHONG GREEN CTI LTD.
filed 2024-03-29
CIK 1042187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has fi led a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting fi rm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Based upon the closing price of $1.97 per share of the Registrant’s Common Stock as reported on NASDAQ Capital Market tier of The NASDAQ Stock Market on June 30, 2023, the aggregate market value of the voting common stock held by non-affiliates of the Registrant was then approximately $14,768,000. (The determination of stock ownership by non-affiliates was made solely for the purpose of responding to the requirements of the Form and the Registrant is not bound by this determination for any other purpose.)

The number of shares outstanding of the Registrant’s Common Stock as of March 20, 2024 was 20,771,937 (excluding treasury shares).

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders (the “2024 Proxy Statement”) is incorporated by reference in Part III of this Form 10-K to the extent stated herein. The 2024 Proxy Statement, or an amendment to this Form 10-K, will be filed with the SEC within 120 days after December 31, 2023. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as a part hereof.

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

In addition to these principal product lines, for the past several years, we have engaged in the assembly and sale of balloon-inspired gift items (small gift bouquets of arranged candy items often including ribbons and/or a small foil balloon).

During 2023 we expanded to include samples of compostable material intended to replace single-use plastic and other materials. Adding these materials to our Company inspired us to ask our shareholders to include “Green” in our name and to reflect our name in new trading symbol “YHGJ”. Our shareholders approved of these actions during August 2023.

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

We provide customized laminated films and printed films to customers who utilize the film to produce bags or pouches for the packaging of food, liquids and other items. In 2014, we began assembling and producing balloon-inspired gifts - containers including candy items and, often, air-inflated balloons.

In 2023, our revenues from our product lines, as a percent of total revenues were:

●	Novelty Products	66% of revenues
●	Flexible Film Products	5% of revenues
●	Balloon-inspired gifts and Other Products	29% of revenues

We are an Illinois corporation with our principal offices and plant at 22160 N. Pepper Road, Lake Barrington, Illinois.

Business Strategies and Developments

Our business strategies, and recent developments related to our business, include:

●	Management. During 2020 Ms. Jana Schwan became our Chief Operating Officer after having served as Vice President of Operations and a number of other roles of increasing responsibility during her 20 years with the Company. During 2021, Mr. Cesario rejoined the Company’s Board of Directors. During January 2022, Mr. Cesario rejoined the Company as Chief Executive Officer and Acting Chief Financial Officer, with Mr. Yubao Li retaining the role of Chairman of the Board of Directors.

●	Financing. We entered into a credit facility during September 2021 that was extended during 2023 expiring September 2025. We have been in compliance with this credit facility since inception.

●	Strategy. Our management determined to focus on achieving growth and profitability within the current scope of our core product lines – foil balloons and related products – from our United States based business. In addition, we seek to leverage advancements in compostable materials from a group of companies based in China that are directly or indirectly controlled by our Chairman and director, Mr. Yubao Li (collectively, and including LF International plc, these other companies are referred to herein as the “Yunhong Companies” or “Yunhong Group”). We believe the combination of traditional product optimization with risk-managed investment in new materials is the right combination for our company.

●	Focus on our Core Assets and Expertise. We have been engaged in the development, production and sale of film and container products for 40 years and have developed assets, technology and expertise which, we believe, enable us to develop, manufacture, purchase, market and sell innovative products of high quality within our areas of knowledge and expertise. We have focused our efforts on these core assets and areas of expertise – film novelty products, specialty film products, laminated films and printed films – to develop new products, to market and sell our products and to build our revenues.

●	Develop New Products, Product Improvements and Technologies. We engage in research, design, innovation and development for the purpose of developing and improving products, materials, methods and technologies within our core product categories. We work to develop and identify new products, to improve existing products and to develop new technologies within our core product areas in order to enhance our competitive position and increase our sales. We seek to leverage our technology to develop innovative and proprietary products. In our novelty product lines, our development work includes new designs, new character licenses, new product developments, new materials and improved production methods. We work with customers to develop custom film products which serve the unique needs or requirements of the customer. We seek to leverage the advancements of other Yunhong Companies.

●	Develop New Channels of Distribution and New Sales Relationships. We seek to organically develop new channels of distribution and new sales relationships, both for existing and new products. Over the past several years, we have developed new distributors and customers for our products in the United States and in Europe, Mexico, Latin America and Australia. We also look to leverage resources within the Yunhong China Group for a wide range of topics, from sales to sourcing.

●	Product and Line Extensions. We intend to pursue new product lines and product line extensions, through internal developments.

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

Other Products. In 2014, we began assembly and sale of our balloon-inspired gifts product line (typically a presentation of candy with a balloon in a decorative arrangement for gifting). We have since supplemented this product line with related products.

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

Our production operations include (i) lamination and extrusion coating of films, (ii) slitting of film rolls, (iii) printing on film and on latex balloons, (iv) converting film to completed products including balloons, flexible containers and pouches, (v) distributing latex balloon products, (vi) inflating of air-filled balloons, and (vii) assembling Candy blossoms. We perform all of the lamination, extrusion coating and slitting activities in our Lake Barrington, Illinois plant. We complete air-filling and assembly of balloons and balloon-inspired gifts in our Elgin, Illinois facility.

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

Many of the foil balloons we produce and sell are intended to be filled with helium in order to be buoyant. Over the past several years, the price of helium has fluctuated substantially and the availability of helium has, on occasion, been limited. During 2018 and 2019, the availability of helium declined and the cost of helium increased. The supply of helium improved significantly until 2022, when another set of supply disruptions caused significant price escalation of helium. The price of helium has gradually decreased during the second half of 2022 and through 2023, but remains higher than prior to February 2022. Any future occurrence of limited availability and/or an increase in the cost of helium could adversely affect our sales of foil balloons.

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

Patents, Trademarks and Copyrights

We have developed or acquired a number of intellectual property rights which we believe are significant to our business. As of December 31, 2023, we held 1 issued patent in the United States scheduled to expire in 2024. While intellectual property rights are helpful, we believe that their degree of protection is uncertain. Competitors may violate our intellectual property rights, forcing us to decide whether to challenge them. Such rights may or may not withstand challenge. Conversely, entities may charge us with violating their intellectual property rights. Failure to protect our rights, or conflict with the rights of one or more other entities, may negatively impact our financial and competitive position.

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

Research and Development

We maintain a product development and research group for the development or identification of new products, product designs, product components and sources of supply. Research and development includes (i) creative product development and design, (ii) creative marketing, and (iii) engineering development. During each of the fiscal years ended December 31, 2023 and 2022, we estimate that the total amount spent on research and development activities was approximately $200,000 and $200,000, respectively.

Employees

As of December 31, 2023, the Company had 57 full-time employees in the United States, of whom 14 are executive or supervisory, 2 are in sales, 29 are in manufacturing or warehouse functions and 12 are clerical. The Company is not a party to any collective bargaining agreement in the United States, has not experienced any work stoppages, and believes that its relationship with its employees is satisfactory.

Beginning November 2018, the Company experienced severe difficulty in securing adequate seasonal workers in its US operations, forcing it to pay substantially higher costs in the form of overtime and a holiday premium. The Company expects its local labor market in the US (near Chicago) to continue to become more costly over time, which, if not changed, would negatively impact its future profitability. The Company has introduced additional automation features in its production lines during 2022 and 2023 and expects to continue to implement automation tools during 2024 and beyond.

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

International Operations

We have no international operations.

Available Information

We maintain our corporate website at www.ctiindustries.com and we make available, free of charge, through this website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports that we file with, or furnish to, the Securities and Exchange Commission (“SEC”), as soon as reasonably practicable after we electronically file that material with, or furnish it to, the SEC. You may also read and copy material filed by us with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549, and you may obtain information on the operation of the Public Reference Room by calling the SEC in the U.S. at 1-800-SEC-0330. In addition, the SEC maintains an Internet website, www.sec.gov, which contains reports, proxy and information statements and other information that we file electronically with the SEC. Our website also includes corporate governance information, including our Code of Ethics, Clawback Policy and our Board Committee Charters. The information contained on our website does not constitute a part of this report.

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

COVID-19 has also delayed certain strategic transactions the Company intended to close during 2020, most notably its attempted sale of its former subsidiary Flexo Universal which was ultimately realized during October 2021 and the potential relocation of certain activities to the Laredo, Texas area, which is no longer a consideration of the Company.

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

Beginning in February 2022 we saw a dramatic increase in the price of helium. We understand Russia to be a net exporter of helium prior to February 2022, and at that time one of the largest manufacturing facilities in the United States was damaged by fire. Our largest product line consists of balloons that are filled with helium by customers. When the cost of helium increases, our customers become more likely to temporarily not carry helium, or to increase prices to customers that may have a negative impact on ultimate demand. From May 2022 through the end of 2023, we believe our revenue was negatively impacted by several million dollars due to the price of helium. The price of helium gradually reduced during 2022 and 2023. Helium remains slightly elevated, though not at the level experienced during 2022. The longer the price of helium exceeds a normal range, the more negatively our business will be impacted.

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

Item No. 1C -– Cybersecurity

Our business is subject to risk from cybersecurity threats and incidents, including attempts to gain unauthorized access to our systems and networks, or those of our managers, venture partners and third-party vendors and service providers, to disrupt operations, corrupt data or steal confidential or personal information and other cybersecurity breaches. We consider cybersecurity risk a threat to our assets and thus have put processes in place designed to mitigate the risk and impact of any such cybersecurity threat or incident.

Risk Management and Strategy

As part of our cybersecurity risk management process, we:

● Research and consider recommendations and “best practices” in the field, including procedures with respect to evaluation and monitoring of cybersecurity threats and incidents;

● Consider whether and when to engage third-party security firms to monitor and respond to cybersecurity threats and incidents, including those associated with our use of third-party vendors and service providers, and conduct periodic penetration tests with the aim of identifying and remediating vulnerabilities.

● Periodically evaluate and assess cybersecurity risks, including those associated with our use of key third-party business partners, vendors and service providers. We do not control the cybersecurity plans and systems put in place by such third parties and we may have limited contractual protections with such third parties, such as indemnification obligations to us, which could cause us to be negatively impacted as a result;

● Provide employees with the training, tools and resources designed to protect the Company from cybersecurity threats and incidents and to identify and report such threats and incidents. Our employees receive training and reminders on cybersecurity protocols throughout the year; and

● Seek to minimize the amount of personal information collected to support business needs and use storage and transfer protocols leveraging encryption of critical information, including confidential or personal information.

Our processes for assessing, identifying, and managing material risks from cybersecurity threats and incidents are integrated into our process, which includes direct participation with personnel from our senior leadership team. Existing risks are evaluated for changes, and mitigation strategies are discussed as needed. New risks are discussed and evaluated for consideration as a top risk. Results are discussed with our Board of Directors on an as needed basis.

The Company has not identified any cybersecurity threats or incidents that have materially affected or are reasonably likely to materially affect the Company, including with respect to our business strategy, results of operations, or financial condition. While we have implemented measures designed to help mitigate the risk from cybersecurity threats and incidents, we cannot guarantee that we or our tenants, managers or business partners will be successful in preventing a cybersecurity incident, which could result in a data center outage, disrupt our systems and operations or the systems and operations of our tenants, managers or business partners, compromise the confidential or personal information of our employees or partners, which could damage our business relationships and reputation. Although we have implemented various measures designed to manage risks relating to these types of events, these measures and the systems supporting them could prove to be inadequate and, if compromised, could become inoperable for extended periods of time, cease to function properly or fail to adequately secure confidential or personal information. See “Risk Factors—Our Legal, Compliance and Regulatory Risks—The occurrence of cybersecurity incidents could disrupt our operations or the operations of the third parties with whom we do business, invest in or lend to, result in the loss of confidential or personal information or damage our or their business relationships and reputation. included in Part I, Item 1A of this Annual Report.

Governance

Our Board of Directors, directly and through its committees, routinely discusses significant enterprise risks with management and reviews the procedures we have in place designed to manage those risks. At Board and committee meetings, directors engage in analyses and dialogue which can include any aspect of business risk. In addition to the overall risk oversight function administered directly by our Board, the Audit and Compliance Committee of our Board also exercises oversight over managing the Company’s cybersecurity risks.

Management has primary responsibility for identifying, assessing and managing our exposure to cybersecurity threats and incidents, subject to oversight by our Board of Directors of the processes we establish to assess, monitor and mitigate that exposure.

If a potentially material cybersecurity threat or incident is identified or discovered, the Company’s Management Team will notify relevant business executives, the Board of Directors, Legal Counsel, and other relevant entities. Our Chief Executive Officer, or that person’s designated representative, will work with the appropriate leaders and employees in any impacted business groups, as well as appropriate personnel in our finance, legal and potentially impacted departments, to assess the risks to the Company and potential impact while determining appropriate remediation steps.

If management determines that a cybersecurity threat or incident could be material to the Company, our management will notify the Audit Committee, and to our full Board of Directors.

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

Item No. 4. – Mine Safety Disclosures

Not Applicable.

PART II

Item No. 5 – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company’s common stock was admitted to trading on the NASDAQ SmallCap Market (now the NASDAQ Capital Market) under the symbol “CTIB” on November 5, 1997. During September 2023 we changed our symbol to “YHGJ” when we renamed our company “Yunhong Green CTI Ltd.” These changes did not otherwise impact our shareholders or other attributes.

As of December 31, 2023 there were approximately 400 holders of record of the Company’s Common Stock. The Company’s total number of beneficial owners of common stock of the Company was approximately 30.

The Company did not pay any cash dividends on its Common Stock during 2023 or 2022 and has no plans to pay dividends in the foreseeable future. Under the terms of the Company’s current loan agreements, the amount of dividends the Company may pay is limited by the terms of the financial covenants. During 2022 the Company received three deficiency notices from NASDAQ – one for the failure to hold an annual meeting of shareholders during 2021, and the other two for failure to maintain the required $1 bid price during a 30 day period in 2022. The Company held an annual meeting on June 17, 2022, which resolved the first deficiency. The Company’s common stock achieved the required bid price during 2022, resolving the first bid price deficiency, but subsequently fell below the required bid price and remained there for six months. NASDAQ provided the Company a notice of delisting in November 2022, which the Company appealed. A hearing was held on January 5, 2023 on this matter. Subsequently, on January 19, 2023, NASDAQ confirmed that the Company had regained compliance with the continued listing standard related to minimum bid price.

On March 14, 2024, our common stock closed at $1.62 per share.

Equity Compensation Plan Information

There were no stock option incentive plans outstanding as of December 31, 2023. Effective January 2022, the Company issued an inducement grant to its newly hired Chief Executive Officer for 250,000 shares of restricted stock. 25,000 of those shares vested during January 2022, while the remaining shares were subject to achievement of certain performance conditions. 56,250 of these remaining shares vested during 2022 when the Company refinanced the terms of its credit facility. Additionally, the restrictions on 56,250 shares of the award lapsed and the award vested during 2023 when the Company’s operating cash flow, calculated cumulatively from the date of employment, equaled or exceeded $1.5 million. The Company also provided a grant of shares of restricted stock to its Chief Operating Officer, with 20,000 shares vesting over 12 months and the remaining 80,000 shares vesting based on performance criteria being met. Of these remaining shares, 20,000 subsequently vested when the Company refinanced the terms of its credit facility and another 20,000 shares vested upon the achievement of operating cash flow described above.

During 2023, the Company’s Board of Directors enacted an Executive Compensation Recovery Policy, commonly referred to as a “Clawback” policy. This policy enhances the Company’s ability to recover incentive compensation in the event of a restatement or similar adjustment impacting the achievement of such incentive compensation.

Item No. 6 – Selected Financial Data

We are a smaller reporting company, as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide the information required under this item.

Item No. 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company produces film products for novelty, packaging container and custom film product applications. These products include foil balloons, latex balloons (sourced from an external party) and related products, films for packaging applications, and custom film products. We produce all of our film products for packaging and container applications at our facilities in Lake Barrington, Illinois. Substantially all of our film products for packaging applications and flexible containers for packaging and storage are sold to customers in the United States. We market and sell our novelty items – principally foil balloons and latex balloons – in the United States and a number of additional countries. In addition, the Company assembles and sells balloon-inspired gifts (including containers of arranged candy items) in the United States.

We changed our capital structure, beginning January 2020. This includes:

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

Deposits and Note Conversion to Common Stock

In connection with the 2021 sale and leaseback transaction of the Company’s primary facility in Lake Barrington, IL, the landlord advanced rent payments in the form of a note. The balance of that note on December 31, 2022 was approximately $172,000. The note paid 3% interest and was due March 2024. In addition, the same entity made investment deposits during 2022 that were recorded as short term deposit liabilities. On February 1, 2023, our Board of Directors approved the conversion of these liabilities into common stock at a rate of approximately 84% of the volume weighted average price (VWAP) of the Company’s common stock during the period these deposits were received. In total, approximately $0.9 million of liabilities were converted into approximately 1.8 million shares of our common stock. Upon conversion, both the note and deposit liabilities were fully eliminated. During December 2023, the 128,000 warrants associated with Series D were converted into approximately 41,000 shares of our common stock in a cashless exercise. In addition, the deferred rent liability from 2022 was converted into approximately 0.6 million shares of our common stock based on the VWAP calculation above. These transactions resolved all related outstanding liabilities from 2022.

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

Warrants

A summary of the Company’s stock warrant activity is as follows:

	Shares under Option	Weighted Average Exercise Price
Balance at December 31, 2022	128,000	$1.75
Granted	-	-
Cancelled/Expired	-	-
Exercised/Issued	(128,000)	$1.75-
Outstanding at December 31, 2023	-	-

Exercisable at December 31, 2023	-	$-

During November 2023, the Company issued 675,183 shares of its common stock to retire all outstanding warrants, as well as a $317,000 deferred liability. The warrants were converted in a cashless transaction based on the terms of the warrants. The Board of Directors determined the conversion price of the deferred liability would be consistent with the approach listed above, 84% of the volume weighted average price during the relevant time period. Both of these items are fully resolved upon this transaction.

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

Our revenues from continuing operations from each of our product categories in each of the past two years have been as follows:

	Twelve Months Ended
	December 31, 2023		December 31, 2022
	$	% of	$	% of
Product Category	(000) Omitted	Net Sales	(000) Omitted	Net Sales

Foil Balloons	11,769	66%	10,858	60%

Film Products	928	5%	2,036	11%

Other	5,107	29%	5,154	29%

Total	17,804	100%	18,048	100%

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

Purchases by a limited number of customers represent a significant portion of our total revenues. During 2023 and 2022, respectively, sales to our top 10 customers represented 94% and 90%, respectively, of net revenues for each year. During 2023 and 2022, there were two customers to whom our sales represented more than 10% of net revenues.

Our principal customer sales for 2023 and 2022 were:

Customer	Product	2023 Sales	% of 2023 Revenues	2022 Sales	% of 2022 Revenues
Wal-Mart	Balloons; Gifts	$6,466,000	36%	$6,497,000	35%
Dollar Tree Stores	Balloons	$8,174,000	46%	$6,729,000	36%

The loss of one or both of these principal customers, or a significant reduction in purchases by one or both of them, could have a material adverse effect on our business.

We generally do not have agreements with our customers under which customers are obligated to purchase any specific or minimum amount of product from us.

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

Net Sales

For the fiscal year ended December 31, 2023, consolidated net sales from continuing operations of the sale of all products were $17,804,000 compared to consolidated net sales of $18,048,000 for the year ended December 31, 2022, a decrease of 1% as more fully described below.

Sales of foil balloons were $11,769,000 in 2023 and $10,858,000 in 2022, a increase of 8%. The first half of 2022 saw a significant increase in the price of helium which gradually reduced as the year progressed and into 2023. As most of our foil balloons are ultimately filled with helium, this was the primary reason for the decline in sales related to 2022 and increase in this area during 2023.

Sales of film products were $928,000 in 2023 and $2,036,000 in 2022, a decrease of 54%. Our largest customer in this area purchased more material than usual during the first nine months of 2022, ending with sufficient material to reduce orders during the last three months of 2022 and 2023.

Sales of other products increased to $5,107,000 in 2023 from $5,154,000 in 2022, a decrease of 1%. This category includes sales of balloon inspired gifts, which featured larger holiday orders than the prior year as well as the launch of an everyday offering.

Cost of Sales

Cost of sales decreased to $14,546,000 in 2023 from $14,910,000 in 2022, a decrease of 2%. The decrease in cost of sales was primarily attributable to the 1% decrease in sales and impact of certain efficiencies including the increased deployment of robotics on the manufacturing floor..

General and Administrative Expenses

General and administrative expenses increased to $2,995,000 in 2023 from $3,720,000 in 2022, a decrease of 19%. We reduced spending during 2022 due to the helium issue.

Selling and Marketing

Selling expenses from continuing operations decreased to $131,000 in 2023 from $136,000 in 2022. Marketing and advertising expense increased to $531,000 in 2023, from $402,000 in 2022, an increase of 32% related to enhanced commissions from areas that improved during 2023.

Other Income or Expense

During 2023, we incurred net interest expense of $628,000 compared to net interest expense of $450,000 during 2022. Market rates of interest increased substantially throughout 2022, from 3.25% to 7.5%, and up to 8.5% by July 2023.

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

Financial Condition, Liquidity and Capital Resources

Cash (Used In) Provided By Operating Activities

During 2023, cash used in operating activities amounted to $1,117,000, compared to cash generated by operating activities during 2022 of $2,368,000. Significant changes in working capital items affecting cash flow used in operating activities were:

●	Depreciation and amortization of $279,000 compared to depreciation and amortization for 2022 of $383,000;
●	A decrease in inventories of $534,000 compared to an increase in inventories of $449,000 in 2022;
●	An increase in accounts receivable of $2,357,000 compared to a decrease in accounts receivable of $1,825,000 in 2022;
●	A decrease in prepaid expenses and other assets of $57,000 compared to a decrease in prepaid expenses and other assets of $836,000 in 2022; and
●	A decrease in trade payables of ($396,000) compared to a decrease in trade payables of ($819,000) in 2022.

Cash Provided By (Used In) Investing Activities

During fiscal 2023, cash used in investing activities amounted to ($221,000) compared to cash used in investing activities during fiscal 2022 of ($163,000).

Cash Provided By (Used In) Financing Activities

During fiscal 2023, cash provided by financing activities amounted to $2,113,000, compared to cash used in financing activities of ($2,125,000) during fiscal 2022.

Going Concern, Liquidity and Financial Condition

The Company’s financial statements are prepared using account principles generally accepted in the United States (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has a cumulative net loss from inception to December 31, 2023 of approximately $24 million. The accompanying financial statements for the year ended December 31, 2023 have been prepared assuming the Company will continue as a going concern. The Company’s cash resources may be insufficient to meet its anticipated needs during the next twelve months. The Company may require additional financing to fund it future planned operations. The ability of the Company to continue as a going concern is dependent on the Company’s execution of its business plans and the ability to raise any needed additional capital at acceptable terms to the Company. While Management plans to mitigate this issue with improved performance now that it has disposed of subsidiaries and their related losses, there can be no guarantee this will be successful. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

On September 30, 2021 (the “Closing Date”), the Company entered into a loan and security agreement (the “Agreement”) with Line Financial (the “Lender”), which provides for a senior secured financing consisting of a revolving credit facility (the “Revolving Credit Facility) in an aggregate principal amount of up to $6 million (the “Maximum Revolver Amount”) and term loan facility (the “Term Loan Facility”) in an aggregate principal amount of $731,250 (“Term Loan Amount” and, together with the Revolving Credit Facility, the “Senior Facilities”). The Senior Facilities are secured by substantially all assets of the Company. This Agreement and the Senior Facilities were extended on similar terms during September 2023 with a termination date of September 30, 2025. The Company has been in compliance with the terms of these Senior Facilities since inception in September 2021.

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

The Senior Facilities require that the Company maintain Tangible Net Worth of at least $4,000,000 or greater (“Minimum Tangible Net Worth”). Minimum Tangible Net Worth may be adjusted downward by the Lender, from time to time, in its sole and absolute discretion, based on the effect of non-cash charges and other factors on the calculation of Tangible Net Worth. Other debt subordinated to Lender is not considered as a reduction of this calculation. The Company believes it was in compliance with this covenant for all relevant months, including as of December 31, 2023 and 2022, respectively.

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

As of December 31, 2023, the term loan balance amounted to $0.7 million, which consisted of the principal and interest payable balance of $0.7 million and deferred financing costs of approximately $30,000. The balance of the Revolving Line of Credit as of December 31, 2023 and 2022 amounted to $4,991,000 and $2,878,000, respectively. By virtue of the September 30, 2023 extension above, the Company was advanced $206,000 and the Term Loan was reset to $731,000. Due to the timing of execution, this change was reflected in the Company’s October 2023 financial statements.

As of January 1, 2019, the Company had a note payable to John H. Schwan, former Director and former Chairman of the Board, for $1.6 million, including accrued interest. This loan accrues interest, is due December 31, 2023, and is subordinate to the Senior Facilities. During January 2019, Mr. Schwan converted $600,000 of the note into approximately 181,000 shares of our common stock at the then market rate of $3.32 per share. As a result of the conversion, the loan balance decreased to $1 million. The loan and interest payable to Mr. Schwan amounted to $1.3 million as of December 31, 2023. Based on agreement between the parties, the Company paid $0.5 million on January 2, 2024, an additional $0.5 million on January 16, 2024, and the remainder agreed to later during 2024.

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

Through September 30, 2022, the Company has received approximately $160,000 in Employee Retention Tax Credits (“ERTC”) from the United States Government related to claims that were filed during 2021. $123,000 was listed as General and Administrative, while the remainder is in Other Income. During October 2022 the Company executed a financing transaction wherein the remaining open claims for $1.2 million in ERTC was sold to a third party for $0.9 million. Once the $1.2 million was ultimately paid, those funds were immediately transferred to the third party. To the extent any of the $1.2 million in ERTC claims were determined by the United States Government not to be payable, a prorated portion of the $0.9 million would have been returned to that investor. The $0.9 million was listed as a deferred income current liability as of December 31, 2022, which was recognized upon acceptance and processing of the amended returns by the United States Government. During 2023, all claims had been processed and refunds issued, which were forwarded to the third party above. As a result, approximately $0.9 million of the deferred income liability was recognized during 2023.

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

Since 2022, we have seen an enhanced impact of seasonality, with increased order flow related to events, and lower order flow related to everyday items.

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

Inventory Valuation. Inventories are stated at the lower of cost or net realizable value. Cost is determined using standard costs which approximate costing determined on a first-in, first out basis. Standard costs are reviewed and adjusted at the time of introduction of a new product or design, periodically and at year-end based on actual direct and indirect production costs. On a periodic basis, the Company reviews its inventory levels for estimated obsolescence or unmarketable items, in reference to future demand requirements and shelf life of the products. As of December 31, 2023, the Company had established a reserve for obsolescence, marketability or excess quantities with respect to inventory in the aggregate amount of $155,000. As of December 31, 2022, the amount of the reserve was $155,000. In addition, on a periodic basis, the Company disposes of inventory deemed to be obsolete or unsaleable and, at such time, charges reserve for the value of such inventory. We record freight income as a component of net sales and record freight costs as a component of cost of goods sold.

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

Foreign Currency Translation. All balance sheet accounts are translated using the exchange rates in effect at the balance sheet date. Non US Dollar transactions are negligible.

Stock-Based Compensation. We follow U.S. GAAP which requires all stock-based payments to employees, including grants of employee stock options, to be recognized in the consolidated financial statements based on their grant-date fair values.

We use the Black-Scholes option pricing model to determine the fair value of stock options which requires us to estimate certain key assumptions. In accordance with the application of U.S. GAAP, we incurred no employee stock-based compensation cost for the year ended December 31, 2023. At December 31, 2023, we had approximately $3,000 unrecognized compensation cost relating to stock options, as well as performance based awards for which the ultimate vesting is unknown.

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

Prior to September 30, 2021, we had been out of compliance with the terms of our credit facility and operating under a forbearance agreement, and had related going concern disclosure. We therefore established a valuation allowance reserve for substantially all of our deferred tax assets. As of December 31, 2023 and 2022, the amount of the net deferred tax asset was none, as we continued to record a valuation allowance against the gross value of the deferred tax asset. Each quarter and year-end, management makes a judgment to determine the extent to which the deferred tax asset will be recovered from future taxable income. This value was reduced, in large part, due to changes in US tax law effective 2018 which will impact the value of future deductions.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of these disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e), as of December 31, 2023. Based on this evaluation, the Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) concluded that our disclosure controls and procedures were not effective as of December 31, 2023, the end of the period covered by this Annual Report on Form 10-K, due to the material weaknesses described below.

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making our assessment of the effectiveness of internal control over financial reporting, management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

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

Management concluded that there is a reasonable possibility that a material misstatement could occur in the consolidated financial statements if the control deficiencies were not remediated. Accordingly, management concluded that the matters described above are material weaknesses in the Company’s internal control over financial reporting and that the Company did not maintain effective internal control over financial reporting as of December 31, 2023.

Plan for Remediation of Material Weakness

Management has enhanced its available resource base and adjusted its processes with respect to the areas listed above. Additional procedures are in the process of being established and will be evaluated for effectiveness in the future. Two individuals were engaged to perform the duties of controller during 2022, but neither remains with the Company as of December 31, 2023. Further, the Company views the combination of Acting Chief Financial Officer duties with the Chief Executive Officer as temporary in nature.

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

Item No. 9B – Other Information

None

PART III

Item No. 10 – Directors, Executive Officers and Corporate Governance of the Registrant

The members of our Board of Directors (the “Board”), and our executive officers, together with their respective ages and certain biographical information are set forth below. Directors hold office until the next annual meeting of our shareholders and until their successors have been duly elected and qualified. Our executive officers are elected by and serve at the designation and appointment of the Board.

The following is a brief account of the business experience of each of our directors and executive officers during the past five years or more.

Name	Age	Position
Yubao Li	42	Chairman of the Board of Directors
Frank J. Cesario	54	Chief Executive Officer and Director; Acting Chief Financial Officer
Jana M. Schwan	47	Chief Operating Officer
Douglas Bosley	57	Director
Gerald (J.D.) Roberts, Jr.	65	Director
Philip Wong	45	Director

Frank Cesario, age 54, Chief Executive Officer and Director; Corporate Secretary; Acting Chief Financial Officer. Mr. Cesario first joined the Company in November 2017 as Chief Financial Officer. In December 2019 he was named President and Chief Executive Officer, and Director. He resigned as Chief Financial Officer in June 2020 and as President and Chief Executive Officer, and Director, in September 2020. During March 2021, he rejoined the Board as a Director. During January 2022 he was rehired by the Company as Chief Executive Officer and he retained his role as a Director. Upon the resignation of the Company’s then-Chief Financial Officer during January 2022, Mr. Cesario also became the Acting Chief Financial Officer. Mr. Cesario brings 20 years of CFO experience at manufacturing entities. Prior to joining the Company, Mr. Cesario served in similar roles with Nanophase Technologies Corporation and ISCO International, Inc., then publicly traded global suppliers of advanced materials and telecommunications equipment, respectively, as well as Turf Ventures LLC, a privately held chemicals distributor. From September 2020 until January 2022, Mr. Cesario served as Chief Financial Officer of Radiac Abrasives, Inc., a privately held manufacturer. He began his career with KPMG Peat Marwick and then served in progressively responsible finance positions within Material Sciences Corporation and Outokumpu Copper, Inc. Mr. Cesario holds an MBA (Finance) from DePaul University and a B.S. (Accountancy) from the University of Illinois and is a registered CPA in the State of Illinois.

Yubao Li, age 42, Chairman of the Board of Directors. Mr. Li has served as a Director of the Company since January 13, 2020 and was elected as Chairman of the Board on June 1, 2020. Mr. Li served as the Company’s Chief Executive Officer from September 2020 until January 2022. Mr. Li has been serving as the Chairman of Yunhong International since its inception in January 2019 and served as its Chief Executive Officer from January 2019 to September 2019. Mr. Li has been serving as the president of Hubei Academy of Science and Technology Service Station since July 2018. Since June 2018, Mr. Li has been serving as the Director of Photoproteins Research Centre at China’s Academy of Management Science, a research institute situated in Beijing where he supports innovation by defining the research focus of the group. Mr. Li also serves as a director and/or officer of several other entities, including as the Executive Director and General Manager of Hubei Teruiga Energy Co., Ltd, a new energy technology company, since November 2017, the Executive Director of Hubei Yuntong Energy Co., Ltd., a solar power and agriculture company, since April 2016, the Executive Director and General Manager of Hubei Yun Hong photovoltaic Co., Ltd., a solar power and agriculture company, since May 2016, the President of Hubei Yunhong Deren Tourism Co., Ltd., a tourism project developer, since May 2016 and the President of Yunhong Group Holdings Co., Ltd., a company engaged in the business of solar power construction and solar photovoltaic power generation, since 2013. In addition, in 2013, Mr. Li founded China Hubei Yunhong Energy Group Co., Ltd., a Chinese nutrition company operating in China and abroad, and he currently serves as the Chairman of its board of directors.

Douglas Bosley, age 57, Director. Mr. Bosley has served as a director of the Company since January 2022 and is a founding partner of Witan Law Group and a member of the firm’s Corporate Transactional and Securities practice. Mr. Bosley represents businesses and entrepreneurs at all stages of growth from inception to exit. Mr. Bosley’s practice focuses on three general areas of financing transactions, mergers and acquisitions and general corporate matters. Mr. Bosley’s financing experience includes representing venture capital firms and venture-backed companies, mezzanine debt transactions, and a wide range of other types of financing and securities transactions, as well as general corporate matters including formation and start-ups; equity compensation; contracts such as licensing, joint ventures, representative agreements, and development and service level agreements; and corporate governance matters. Before founding Witan Law, Mr. Bosley was a partner at Bosley Till Neue & Talerico (BTNT), a law firm, where he headed the transactional and securities practices. Prior to BTNT, Mr. Bosley operated Bosley Business Law, which he founded after more than a decade of sophisticated corporate and securities transactional experience at some of the world’s largest and most reputable corporate law firms. Mr. Bosley also served as general counsel of a Sacramento-based venture capital and professional services firm. He is a frequent speaker on legal issues related to start-ups, mergers and acquisitions and venture capital transactions. Mr. Bosley is a graduate of the Duke University School of Law, graduating with high honors and earning the Order of the Coif. He received his B.A. in Economics from California State University (Sacramento).

Gerald (J.D.) Roberts, Jr., age 65, Director. Mr. Roberts is Vice President of Strategy and Business Development at a Fortune 50 Corporation, having served in that capacity since 2018, and has served as a director of the Company since January 2022. In the previous 20 years, he held several senior roles at Aerojet Rocketdyne Holdings, Inc. and GenCorp/Aerojet. His career began in the aerospace and electronics industries in the United States and Australia, where he worked with companies including E-Systems, McDonnell Douglas, Northrop-Grumman, Gulfstream, Learjet and Hawker de Havilland. Mr. Roberts combined his credentials in engineering, finance and operations and his significant experience in strategic planning, organizational restructuring, and mergers, acquisitions, and divestitures to build value in international business opportunities. He received his MBA (Finance) from the University of California, Davis, and his B.S. in Mechanical Engineering from Virginia Tech.

Philip Wong, age 45, Director. Mr Wong has served as a director of the Company since January 2022 and is CEO of Shark AI Capital Corporation, an innovative business lending firm which he co-founded in 2020. Previously, he served as Chief Investment Officer of American Credit, Inc., as a Commercial Loan Officer at Applepie Capital, Inc., as Vice President / Senior Relationship Manager at Bank of the West / BNP Paribas, and as First Vice President / Senior Relationship Manager at Preferred Bank, among other roles in banking and business credit. Mr. Wong and has completed certifications in agile software development, software products management, healthcare analytics, and product management and marketing. He received his B.A. in Asian Studies from San Francisco State University.

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

Except as disclosed in this Item 10 or Item 13 (Certain Relationships and Related Transactions, and Director Independence), there are no arrangements or understandings with major shareholders, customers, suppliers or others pursuant to which any of our directors or members of senior management were selected as such. In addition, there are no family relationships among our executive officers and directors.

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

The Board of Directors met three times during 2023. No Director was absent for more than one meeting during 2023.

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

Assisting the Board of Directors in fulfilling its responsibility by reviewing the financial reports provided by us to the SEC, our shareholders, or to the general public, as well as the Company’s internal financial and accounting controls; and

Recommending, establishing, and monitoring procedures designed to improve the quality and reliability of the disclosure of our financial condition and results of operations.

The Audit Committee met once during 2023.

Compensation Committee

The Compensation Committee is composed of Mr. Roberts (Chairman), Mr. Bosley and Mr. Wong. The Board has determined that each of the members of the Compensation Committee is independent as defined in the listing standards for the NASDAQ Stock Market. The Compensation Committee reviews and acts on the Company’s executive compensation and employee benefit and retirement plans, including their establishment, modification and administration. It also recommends to the Board of Directors the compensation of the Chief Executive Officer and certain other executive officers. The Compensation Committee has a charter which has been posted and can be viewed on the Company’s Internet website at http://www.ctiindustries.com under the section entitled “Investor Relations.” The Compensation Committee met twice in 2023.

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

The Nominating Committee did not meet in 2023. All of the independent directors of the Board of Directors participated in the nominating process and, in separate session, voted in favor of recommending to the Board of Directors the nomination of each of the nominees for election as directors.

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

Based solely on a review of such forms furnished to the Company, the Company believes that during calendar year 2023, all Section 16(a) filing requirements applicable to the officers, directors and ten-percent beneficial shareholders were satisfied.

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

Executive Compensation Recovery (“Clawback”) Policy

During 2023, the Company adopted an Executive Compensation Recovery (“Clawback”) Policy, wherein certain performance-based executive compensation may be recovered by the Company if subsequent restatement or other adjustment negatively impacts the awarding of such incentive compensation during a three year lookback period and under certain conditions as further defined in the policy.

Item No. 11 – Executive Compensation

The following table sets forth summary compensation information with respect to the Principal Executive Officer and each of the two other most highly compensated executive officers. These individuals, including the Principal Executive Officer, are collectively referred to in this proxy statement as the Named Executive Officers.

				Non-Equity
			Option	Incentive Plan	All other
Name/Title	Year	Salary	Awards	Compensation	compensation	Total
			(1)	(2)	(3)

Frank Cesario	2023	$250,000	$39,400	$-	$-	$289,400
Chief Executive Officer(4)	2022	$235,577	$102,500	$-	$-	$338,077

Jana M. Schwan	2023	$225,166	$14,000	$-	$9,500	$248,666
Chief Operating Officer (5)	2022	$201,910	$43,000	$-	$9,500	$254,410

SUMMARY COMPENSATION TABLE

(1)	Reflects the compensation expense recognized in 2023 and 2022 for stock awards under ASC Topic 718 as reported in the Company’s audited financial statements.
(2)	Amounts determined under the Company’s incentive compensation program.
(3)	Amounts for include matching 401(k) contributions and insurance premiums
(4)	Mr. Cesario rejoined the Company in January 2022 as Chief Executive Officer and Acting Chief Financial Officer.
(5)	Ms. Schwan became Chief Operating Officer in 2020.

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

Long-Term Equity Incentives

The Board of Directors adopted and approved a new incentive option plan in April 2018 which was submitted to, and approved by, our shareholders at the annual meeting of shareholders on June 8, 2018 (the “Plan”). This Plan updated and replaced the prior Stock Incentive Plan from 2009. Under the Plan, the Compensation Committee of the Board of Directors is authorized to issue incentive options, non-statutory options, restricted stock awards and stock grants to officers, directors, management personnel and consultants of the Company. The Board of Directors determined that no further options would be granted under the 2009 Incentive Stock Plan.

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

During 2023, each of the three independent Directors was granted 5,000 shares of restricted stock that vest over 12 months.

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

Under the 401(k) Plan, employees may contribute up to 15% of their eligible compensation to the Plan and the Company will contribute a matching amount to the Plan each year. Participating employees may direct the investment of individual and company contributions into one or more of the investment options offered by the Plan. The Company has the ability to make matching contributions under the Plan, but none were made during 2023 or 2022.

OUTSTANDING EQUITY AWARDS

	Equity Awards
	Number of Securities Underlying
	Unvested Performance Grants		Exercise
Name	Exercisable	Unexercisable	Price ($)
Frank J. Cesario	-	112,500	$-

Jana M. Schwan	-	40,000	$-

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth the common stock of the Company authorized for issuance under the Company’s equity compensation plans as of December 31, 2023.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans by security holders	182,500	$-	182,500

Equity compensation plans not approved by security holders	-	-	-

Total	182,500	$-	182,500

Payments Upon Termination or Change of Control

The employment agreement with Frank Cesario, effective January 2022, includes payment of twelve months salary upon termination except for cause as is defined by that agreement.

Director Compensation

The following table sets forth the compensation of directors of the Company during the year ended December 31, 2023:

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

BENEFICIAL OWNERSHIP OF SHARES BY MANAGEMENT

AND SIGNIFICANT SHAREHOLDERS

The following table provides information concerning the beneficial ownership of the Company’s Common Stock by each director and nominee for director, certain executive officers, and by all directors and officers of the Company as a group as of December 31, 2023. In addition, the table provides information concerning the current beneficial owners, if any, known to the Company to hold more than 5 percent of the outstanding Common Stock of the Company.

The amounts and percentage of stock beneficially owned are reported based on regulations of the Securities and Exchange Commission (“SEC”) governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days after December 31, 2023. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed a beneficial owner of securities in which he has no economic interest. The percentage of Common Stock beneficially owned is based on 20,771,937 shares of Common Stock outstanding as of December 31, 2023.

	Shares of Common Stock		Shares of Preferred Stock	Percent of
Name and Address of Beneficial Owner	Beneficially Owned		Beneficially Owned	Common Stock
Yubao Li (Chairman of the Board of Directors)/Yunhong	7,100,000	(1)	-	35%
Mr. Shuai Wang	1,888,078		-	9%
Icy Mellon LLC	1,826,399		-	9%
Mitzners Consulting	1,564,691		-	8%
Frank Cesario (Chief Executive Officer, Director, Acting Chief Financial Officer)	139,500		-	*
Jana Schwan (Chief Operating Officer)	65,725		-	*
Douglas Bosley, Director	10,000		-	*
Gerald JD Roberts, Jr., Director	10,000		-	*
Philip Wong, Director	10,000		-	*
All Current Directors and Executive Officers as a group	7,335,225		-	36%

(1)	These shares are held by LF Investments Pte. Ltd., a Singapore private limited company controlled by Mr. Li.

*Less than one percent

Item No. 13 – Certain Relationships and Related Transactions

As of December 2017, Mr. John H. Schwan was owed a total of $1.1 million, with additional accrued interest of $0.4 million, by the Company. As part of the December 2017 financing with PNC Bank, Mr. Schwan executed a subordination agreement related to these amounts due him, as evidenced by a related note representing the amount owed to Mr. Schwan. During January 2019, Mr. Schwan and the Company agreed to an exchange of $0.6 million of his debt for approximately 181,000 shares of CTI common stock at the then market rate of $3.32 per share. As of December 31, 2023, the balance of Mr. Schwan’s note was approximately $1.3 million, including accrued interest. Mr. Schwan is the father of Jana Schwan. Per agreement between the parties, this note was repaid in three installments: $0.5 million on January 2, 2024, another $0.5 million on January 16, 2024, and the remaining $0.3 million during March 2024.

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

Item No. 14 – Principal Accountant Fees and Services

The following table sets forth the amount of fees billed by our independent registered public accounting firm, for professional services during the year. A combination of LJ Soldinger Associates LP and BF Borgers CPA, PC for the year ended December 31, 2022, and BF Borgers CPA, PC for the year ended December 31, 2023:

	Dec. 31, 2023	Dec. 31, 2022
Audit Fees (1)	$357,500	$330,100
Other Audit Related Fees (2)	-	-
All Other Fees (3)	-	6,000
Total Fees	$357,500	$336,100

(1)	Includes the annual financial statement audit and limited quarterly reviews and expenses.

(2)	Includes fees and expenses for other audit related activity.

(3)	May represent tax services and other consulting services.

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

PART IV

Item No. 15 – Exhibits and Financial Statement Schedules

(a)(1) The following documents are filed under pages F-1 through F-20 and are included as part of this Form 10-K:

(a)(2) All financial statement schedules are omitted because the information is inapplicable or presented in the notes to the financial statements, except for Schedule II – Valuation and qualifying accounts.

(a)(3) Exhibits required by Item 601 of Regulation S-K are incorporated herein by reference and are listed on the attached Exhibit Index.

Exhibit Number	Document

3.1	Restated Articles of Incorporation (Incorporated by reference to Exhibit A to Registrant’s Schedule 14A Definitive Proxy Statement filed April 29, 2015).
3.2	Amended and Restated By-Laws of Yunhong CTI, Ltd (Incorporated by reference to Exhibit 3.2, contained in Registrant’s Form 8-K filed on March 17, 2017).
3.3	Amended and Restated By-Laws of Yunhong Green CTI Ltd (Incorporated by reference to Exhibit 3.2 contained in Registrant’s Form 8-K filed on September 6, 2023)
3.4	Amended and Restated Certificate of Designation of Series A Convertible Preferred Stock (Incorporated by reference to Exhibit 3.1, contained in the Registrant’s form 8-K filed on February 19, 2020).
3.5	Articles of Amendment to the Registrant’s Articles of Incorporation (Incorporated by reference to Exhibit 3.1, contained in the Registrant’s form 8-K filed on March 16, 2020).
3.6	Certificate of Designations, Preferences and Rights of Series B Redeemable Convertible Preferred Stock, No Par Value (Incorporated by reference to Exhibit 3.1 contained in Registrant’s Form 8-K/A filed on May 5, 2021).
3.7	Certificate of Designations of Series C Convertible Preferred Stock (Incorporated by reference to Exhibit 3.1 contained in Registrant’s Form 8-K/A filed on May 5, 2021).
3.8	Certificate of Designations of Series D Convertible Preferred Stock (Incorporated by reference to Exhibit 3.1 contained in Registrant’s Form 8-K filed on December 7, 2021).
4.1	Form of Yunhong CTI, Ltd common stock certificate (Incorporated by reference to Exhibit 4.1 contained in Registrant’s Report on Form 10-K dated March 31, 2017).
10.1	Yunhong CTI, Ltd 2018 Stock Incentive Plan (Incorporated by Reference to Schedule A contained in Registrant’s 14A Definitive Proxy Statement, as filed with the Commission on April 30, 2018)
10.2	Subscription Agreement among Registrant and John H. Schwan dated December 21, 2018 (Incorporated by reference to Exhibit 10.1, contained in Registrant’s form 8-K filed on January 17, 2019).
10.3	Stock Purchase Agreement, dated as of January 3, 2020 (Incorporated by reference to Exhibit 10.1, contain in Registrants form 8-K filed on January 3, 2020).
10.4	Amendment No. 1 to Securities Purchase Agreement, dated as of February 24, 2020 (Incorporated by reference to Exhibit 10.1, contained in the Registrant’s form 8-K filed on February 26, 2020).
10.5	Amendment No.2 to Securities Purchase Agreement dated as of April 13, 2020 (Incorporated by reference to Exhibit 10.1, contained in Registrant’s form 8-K filed on April 17, 2020.
10.6	Stock Purchase Agreement (Incorporated by reference to Exhibit 10.1 contained in Registrant’s Form 8-K filed on November 25, 2020).
10.7	Securities Purchase Agreement (Incorporated by reference to Exhibit 10.1 contained in Registrant’s Form 8-K filed on January 15, 2021).
10.8	Purchase and Sale Agreement (Incorporated by reference to Exhibit 10.1 contained in Registrant’s Form 8-K filed on April 29, 2021).
10.9	Lease Agreement (Incorporated by reference to Exhibit 10.2 contained in Registrant’s Form 8-K filed on April 29, 2021).
10.10	Promissory Note (Incorporated by reference to Exhibit 10.3 contained in Registrant’s Form 8-K filed on April 29, 2021).
10.11	Stock Redemption Agreement (Incorporated by reference to Exhibit 10.1 contained in Registrant’s Form 8-K filed on August 5, 2021).
10.12	Loan and Security Agreement (Incorporated by reference to Exhibit 10.1 contained in Registrant’s Form 8-K filed on October 6, 2021).
10.13	Stock Purchase Agreement (Incorporated by reference to Exhibit 10.1 contained in Registrant’s Form 8-K filed on December 7, 2021).
10.14	Warrant (Incorporated by reference to Exhibit 10.2 contained in Registrant’s Form 8-K filed on December 7, 2021).
10.15	Employment Agreement (Offer Letter) between Frank Cesario and the Company dated December 29, 2021 (Incorporated by reference to Exhibit 10.1 contained in Registrant’s Report on Form 8-K filed on January 11, 2022).
10.16	Exclusive Distribution Agreement, dated as of January 28, 2023 (Incorporated by reference to Exhibit 99.1 contained in Registrant’s Form 8-K filed on February 2, 2023).
14.1	Code of Ethics (Incorporated by reference to Exhibit 14 contained in the Registrant’s Form 10-K/A Amendment No. 2, as filed with the Commission on October 13, 2004).
23.1	Consent of Independent Registered Public Accounting Firm, BF Borgers CPA PC.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
97	Incentive compensation recovery (Clawback) policy
101	Interactive Data Files, including the following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements.
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

(a)	The Exhibits listed in subparagraph (a)(3) of this Item 15 are attached hereto unless incorporated by reference to a previous filing.
(b)	The Schedule listed in subparagraph (a)(2) of this Item 15 is attached hereto.

Item No. 16 – Summary

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 29, 2024.

Yunhong Green CTI, LTD

By:	/s/ Frank Cesario
Frank Cesario, Chief Executive Officer, Acting Chief Financial Officer, Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Yubao Li	Chairman of the Board of Directors	March 29, 2024
Yubao Li

/s/ Douglas Bosley	Director	March 29, 2024
Douglas Bosley

/s/ Gerald (J.D.) Roberts, Jr.	Director	March 29, 2024
Gerald (J.D.) Roberts, Jr.

/s/ Philip Wong	Director	March 29, 2024
Philip Wong

Yunhong Green CTI, LTD and Subsidiaries

Consolidated Financial Statements

Years ended December 31, 2023 and 2022

Financial Statement Schedule:

All other schedules for which a provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Yunhong Green CTI Ltd.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Yunhong Green CTI Ltd. (the “Company”) as of December 31, 2023, the related statement of operations, shareholders’ equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

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

/s BF Borgers CPA PC

BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company’s auditor since 2022

Lakewood, CO

March 29, 2024

Yunhong Green CTI, Ltd

Consolidated Balance Sheets

	December 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$921,000	$146,000
Accounts receivable, net	3,975,000	1,618,000
Inventories	7,791,000	8,325,000
Prepaid expenses	332,000	389,000
Other current assets	-	-

Total current assets	13,019,000	10,478,000

Property, plant and equipment:
Machinery and equipment	17,940,000	17,723,000
Office furniture and equipment	2,084,000	2,084,000
Intellectual property	783,000	783,000
Leasehold improvements	39,000	39,000
Fixtures and equipment at customer locations	519,000	519,000
Projects under construction	112,000	108,000
	21,477,000	21,256,000
Less : accumulated depreciation and amortization	(20,613,000)	(20,334,000)

Total property, plant and equipment, net	864,000	922,000

Other assets:
Operating lease right-of-use	3,364,000	3,882,000
Other assets	-	-

Total other assets	3,364,000	3,882,000

TOTAL ASSETS	17,247,000	15,282,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:

Trade payables	$917,000	$1,313,000
Line of credit	4,991,000	2,878,000
Notes payable - current portion	140,000	289,000
Notes payable - officers, subordinated	1,344,000	-
Operating lease liabilities	522,000	518,000
Accrued liabilities	2,226,000	2,480,000

Total current liabilities	10,140,000	7,478,000

Long-term liabilities:
Notes payable – net of current portion	533,000	427,000
Notes payable - officers, subordinated	-	1,267,000
Operating lease liabilities	2,842,000	3,364,000

Total long-term liabilities	3,375,000	5,058,000

TOTAL LIABILITIES	13,515,000	12,536,000

Equity:
Yunhong CTI, Ltd shareholders’ equity:
Series B Preferred Stock — no par value, none and 170,000 shares authorized, issued and outstanding at December 31, 2023 and 2022 respectively (liquidation preference - $1.7 million as of December 31, 2022)	-	1,851,000

Common stock - no par value, 2,000,000,000 and 50,000,000 shares authorized, 20,815,595 and 16,102,749 shares issued and 20,771,937 and 16,059,991 shares outstanding at December 31, 2023 and December 31, 2022 respectively	21,283,000	21,283,000
Paid-in-capital	6,967,000	3,895,000
Accumulated deficit	(24,357,000)	(24,122,000)
Less: Treasury stock, 43,658 shares	(161,000)	(161,000)

Total Yunhong CTI, Ltd Shareholders’ Equity	3,732,000	2,746,000

Total Shareholders’ Equity	3,732,000	2,746,000

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$17,247,000	$15,282,000

See accompanying notes to consolidated financial statements

Yunhong Green CTI, Ltd

Consolidated Statements of Operations and Comprehensive Income (Loss)

	For the Twelve Months Ended December 31,
	2023	2022

Net Sales	$17,804,000	$18,048,000

Cost of Sales	14,546,000	14,910,000

Gross profit	3,258,000	3,138,000

Operating expenses:
General and administrative	2,995,000	3,720,000
Selling	131,000	136,000
Advertising and marketing	531,000	402,000

Total operating expenses	3,657,000	4,258,000

Loss from operations	(399,000)	(1,120,000)

Other (expense) income:
Interest expense	(628,000)	(450,000)
Other income/(expense)	792,000	103,000

Total other expense, net	164,000	(347,000)

Loss from continuing operations before taxes	(235,000)	(1,467,000)

Income tax expense	-	-

Loss from continuing operations	(235,000)	(1,467,000)

Income (Loss) from discontinued operations , net of tax	-	-

Net Loss	$(235,000)	$(1,467,000)

Less: Net loss attributable to noncontrolling interest	-	-

Net loss attributable to Yunhong CTI, Ltd	$(235,000)	$(1,467,000)

Other Comprehensive Income (Loss)
Foreign currency adjustment	-	-
Reclassification of foreign currency adjustment to earnings	-	-
Comprehensive loss	$(235,000)	$(1,467,000)

Deemed dividends on preferred stock and amortization of beneficial conversion feature	$(11,000)	$(584,000)

Net Loss Attributable to Yunhong CTI Ltd Common Shareholders	$(246,000)	$(2,051,000)

Basic income (loss) per common share
Basic income (loss) per common share	$(0.01)	$(0.22)

Diluted income (loss) per common share
Diluted income (loss) per common share	$(0.01)	$(0.22)

Weighted average number of shares and equivalent shares of common stock outstanding:
Basic	19,526,633	9,301,888

Diluted	19,526,633	9,301,888

See accompanying notes to consolidated financial statements

Yunhong Green CTI, Ltd

Consolidated Statements of Shareholders’ Equity

			Yunhong CTI, Ltd
							Accumulated
							Other	Less
	Series B Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Treasury Stock
	Shares	Amount	Shares	Amount	Capital	(Deficit) Earnings	Loss	Shares	Amount	TOTAL

Balance December 31, 2022	170,000	$1,851,000	16,102,749	$21,283,000	$3,895,000	$(24,122,000)	$-	(44,000)	$(161,000)	2,746,000

Series B Convertible Preferred Stock Issuance	(170,000)	(1,862,000)	1,888,078		1,862,000					-
Common stock issued for notes payable and investor deposit			1,908,336		884,000					884,000
Accrued Deemed Dividend - Series B Preferred Stock		11,000			(11,000)					-
Equity compensation			116,250		21,000					21,000
Broker issuance			125,000							-
Conversion of warrants and deferred liability			675,182		316,000					316,000
Net Income (Loss)						(235,000)				(235,000)
Foreign Currency Translation							-			-
Balance December 31, 2023	-	$-	20,815,595	$21,283,000	$6,967,000	$(24,357,000)	$-	(44,000)	$(161,000)	$3,732,000

									Yunhong CTI, Ltd

													Less
	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Common Stock		Paid-in	Accumulated	Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit) Earnings	Shares	Amount	TOTAL

Balance December 31, 2021	500,000	$3,155,000	170,000	$1,715,000	170,000	$1,630,000	170,000	$1,512,000	5,930,408	$14,538,000	$4,317,000	$(22,655,000)	(44,000)	$(161,000)	4,051,000

Accrued Deemed Dividend - Series A Preferred Stock		267,000									(267,000)				-
Conversion Series A Preferred Stoock	(500,000)	(3,422,000)							6,278,990	3,422,000
Accrued Deemed Dividend - Series B Preferred Stock				136,000							(136,000)				-
Accrued Deemed Dividend - Series C Preferred Stock						91,000					(91,000)				-
Conversion Series C Preferred Stoock					(170,000)	(1,721,000)			1,985,702	1,721,000
Accrued Deemed Dividend - Series D Preferred Stock								91,000			(91,000)				-
Conversion Series D Preferred Stoock							(170,000)	(1,603,000)	1,826,399	1,603,000
Stock Issuance									81,250	(1,000)	1,000				-
Equity Compensation Charge											162,000				162,000
Net Income (Loss)												(1,467,000)			(1,467,000)
Balance December 31, 2022	-	$-	170,000	$1,851,000	-	$-	-	$-	16,102,749	$21,283,000	$3,895,000	$(24,122,000)	(44,000)	$(161,000)	2,746,000

See accompanying notes to consolidated financial statements

Yunhong Green CTI, Ltd

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2023	2022

Cash flows from operating activities:
Net loss	$(235,000)	$(1,467,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activites
Depreciation and amortization	279,000	383,000
Equity compensation charge	21,000	162,000
Change in assets and liabilities:
Accounts receivable	(2,357,000)	1,825,000)
Inventories	534,000	(449,000)
Prepaid expenses and other assets	57,000	836,000
Trade payables	(396,000)	(819,000)
Accrued liabilities	980,000	1,897,000)

Net cash (used in) provided by operating activities	(1,117,000)	2,368,000)

Cash flows from investing activities:
Purchases of property, plant and equipment	(221,000)	(163,000)
Proceeds from Sale of building	-	-

Net cash (used in) provided by investing activities	(221,000)	(163,000)

Cash flows from financing activities:
Repayment of debt and revolving line of credit	-	(2,125,000)
Proceeds from issuance of long-term debt and revolving line of credit	2,113,000	-

Net cash provided by (used in) financing activities	2,113,000	(2,125,000)

Net increase (decrease) in cash and cash equivalents	775,000	80,000

Cash and cash equivalents at beginning of year	146,000	66,000

Cash and cash equivalents at end of year	$921,000	$146,000
The cash flows related to discontinued operations have not been segregated, and are included in the Consolidated Statements of Cash Flows. The cash and equivalents amounts presented above differ from cash and equivalents in the Consolidated Balance Sheets due to cash included in “Current assets of discontinued operations.”

Supplemental disclosure of cash flow information:
Cash payments for interest	$551,000	$375,000
Accrued dividend and accretion on preferred stock	$11,000	$584,000
Lease right-of-use assets and lease liability	$-	$747,000
Conversion of preferred stock into common stock	$1,500,000	$6,745,000
Conversion of notes and deposits into common stock	$1,202,000	$-
Cash receipts for tax refund	$-	$202,000

See accompanying notes to consolidated financial statements

Notes to Consolidated Financial Statements of Yunhong Green CTI Ltd.

Years Ended December 31, 2023 and 2022

1. Nature of Business

Nature of Operations

Yunhong Green CTI Ltd. (formerly Yunhong CTI Ltd. and prior to that CTI Industries Corporation), its former subsidiaries - United Kingdom subsidiary (CTI Balloons Limited), Mexican subsidiary (Flexo Universal, S. de R.L. de C.V.), and German subsidiary (CTI Europe GmbH); as well as current (inactive) subsidiary CTI Supply, Inc. (collectively, the “Company”) (i) design, manufacture and distribute metalized and latex balloon products throughout the world and (ii) operate systems for the production, lamination, coating and printing of films used for food packaging and other commercial uses and for conversion of films to flexible packaging containers and other products. Effective in 2019, the Company determined that it was exiting CTI Balloons Limited and CTI Europe, and during 2021 sold its interest in Flexo Universal. Accordingly, the operations of these entities were classified as discontinued operations in the financial statements.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Yunhong Green CTI Ltd., and its wholly owned, inactive, subsidiary CTI Supply, Inc. All significant intercompany accounts and transactions have been eliminated upon consolidation.

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

Foreign Currency Translation

There are no foreign operations and substantially all activities occur in US Dollars.

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

Light machinery consists of forklifts, scissor lifts, and other warehouse machinery. Heavy machinery consists of production equipment including laminating, printing and converting equipment. Projects in process represent those costs capitalized in connection with construction of new assets and/or improvements to existing assets including a factor for interest on funds committed to projects in process of $112,000 and $108,000 for the years ended December 31, 2023 and 2022, respectively. Upon completion, these costs are reclassified to the appropriate asset class.

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

Research and Development

The Company conducts product development and research activities which include (i) creative product development and (ii) engineering. During the years ended December 31, 2023 and 2022, research and development activities totaled approximately $200,000 in each period.

Advertising Costs

The Company expenses advertising costs as incurred.

Note 3 – Liquidity and Going Concern

The Company’s financial statements are prepared using account principles generally accepted in the United States (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has a cumulative net loss from inception to December 31, 2023 of approximately $24 million. The accompanying financial statements for the year ended December 31, 2023 have been prepared assuming the Company will continue as a going concern. The Company’s cash resources may be insufficient to meet its anticipated needs during the next twelve months. The Company may require additional funding on acceptable terms to support it is planned future operations. Management’s plans include executing on its business plan and raising external funds to the extent needed. These factors are indicators that there is substantial doubt about the ability to continue as a going concern for one year from the issuance of the accompanying consolidated financial statements. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company’s primary sources of liquidity have traditionally been comprised of cash and cash equivalents as well as availability under a Credit Agreement. During September 2021, we entered into a new credit agreement with Line Financial. The new agreement with Line Financial includes a revolving credit facility for up to $6 million and a term loan of $0.7 million, all supported by the majority of our assets. This Agreement was extended during September 2023, until September 30, 2025, under substantially similar terms. We also made structural changes to our business, removing the cash required to support subsidiaries that are no longer part of our group and other operating improvements.

We have been in compliance with our new credit facility since its inceptions. As of December 31, 2023 we have drawn approximately $5.0 million of the maximum $6.0 million revolving line of credit, which is available subject to the value of receivables and inventory that support the line. Through December 31, 2022, the Company received approximately $160,000 in Employee Retention Tax Credits (“ERTC”) from the United States Government related to claims that were filed during 2021. $123,000 was listed as General and Administrative, while the remainder was in Other Income. During October 2022 we had outstanding $1.2 million of additional ERTC claims that had not been processed. We factored those claims with a third party for $0.9 million. During 2023, these claims were processed and paid, which was forwarded to the third party. At that time, we recognized approximately $0.9 million of the related deferred income.

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

6. Major Customers

For the year ended December 31, 2023, the Company had two customers that accounted for approximately 46% and 36% of consolidated net sales from continuing operations. For the year ended December 31, 2022, those same two customers accounted for approximately 36% and 35% of consolidated net sales. At December 31, 2023 and December 31, 2022, the outstanding accounts receivable balance due from these customers were $3.4 million and $0.1 million, respectively.

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

Inventories of continuing operations are comprised of the following:

	December 31, 2023	December 31, 2022
Raw materials	$1,156,000	$1,457,000
Work in Process	2,511,000	2,513,000
Finished Goods	4,124,000	4,355,000

Total inventories	$7,791,000	$8,325,000

8. Notes Payable

Long term debt consists of:

	December 31,
	2023	2022
Subordinated notes (officer) due December 2023	$1,344,000	$1,267,000
Other Note	-	172,000
Term Loan (2023 and 2022 are net of deferred finance costs of $0.1 million and $0.1 million, respectively)	673,000	543,000
Line of Credit	4,991,000	2,878,000

Total long-term debt	7,008,000	4,860,000

Less current portion	(6,475,000)	(3,166,000)
Total Long-term debt, net of current portion	$533,000	$1,694,000

Line of Credit and Term Loan

On September 30, 2021 (the “Closing Date”), the Company entered into a loan and security agreement (the “Agreement”) with Line Financial (the “Lender”), which provides for a senior secured financing consisting of a revolving credit facility (the “Revolving Credit Facility) in an aggregate principal amount of up to $6 million (the “Maximum Revolver Amount”) and term loan facility (the “Term Loan Facility”) in an aggregate principal amount of $731,250 (“Term Loan Amount” and, together with the Revolving Credit Facility, the “Senior Facilities”). The Senior Facilities are secured by substantially all assets of the Company. The Senior Facilities were extended on September 30, 2023 until September 30, 2025 on substantially similar terms.

Interest on the Senior Facilities was set at the prime rate published from time to time published in the Wall Street Journal (8.5% as of December 31, 2023), plus 1.95% per annum, accruing daily and payable monthly. Interest shall be calculated on the basis of a 360-day year for the actual number of days elapsed. The Term Loan Facility shall be repaid by the Company to Lender in 48 equal monthly installments of principal and interest, each in the amount of $15,000, commencing on November 1, 2021, and continuing on the first day of each month thereafter until the Term Loan Maturity Date (as defined in the Agreement). Also, the Company paid the Lender collateral monitoring fees of 4.62% of the eligible accounts receivable, inventory, and equipment supporting the Revolving Credit Facility and the Term Loan. In addition, the Company paid the Lender a loan fee of 1.25% of the Maximum Revolver Amount and the Term Loan Amount upon the execution of the Agreement. During August 2022 the terms were modified to reduce the collateral monitoring fee to 2.77% and added a provision that barred the Company from repaying the facility prior to September 2023. This Term Loan was re-established effective with the September 30, 2023 renewal at the original values on September 30, 2021.

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

The Senior Facilities require that the Company maintain Tangible Net Worth of at least $4,000,000 or greater (“Minimum Tangible Net Worth”). Minimum Tangible Net Worth may be adjusted downward by the Lender, from time to time, in its sole and absolute discretion, based on the effect of non-cash charges and other factors on the calculation of Tangible Net Worth. Other debt subordinated to Lender is not considered as a reduction of this calculation. The Company believes it was in compliance with this covenant since inception, including through December 31, 2023.

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

As of December 31, 2023 and 2022, the term loan balance amounted to $0.7 million and $0.5 million, respectively, which consisted of the principal and interest payable balance and deferred financing costs. The balance of the Revolving Line of Credit as of December 31, 2023 and 2022 amounted to $5.0 million and $2.9 million, respectively.

Subordinated (Officer) Note

As of January 1, 2019, the Company had a note payable to John H. Schwan, former Director and former Chairman of the Board, for $1.6 million, including accrued interest. This loan accrues interest, is due December 31, 2023, and is subordinate to the Senior Facilities. During January 2019, Mr. Schwan converted $600,000 of the note into approximately 181,000 shares of our common stock at the then market rate of $3.32 per share. As a result of the conversion, the loan balance decreased to $1.0 million. The loan and interest payable to Mr. Schwan amounted to $1.3 million as of December 31, 2023 and 2022, respectively. No payments were made to Mr. Schwan during 2023 or 2022. Interest expense related to this loan amounted to $19,000 and $18,000 for the three months ended December 31, 2023 and 2022, respectively, and $78,000 and $74,000 for the twelve months ended December 31, 2023 and 2022, respectively.

Pursuant to an agreement between the parties, the Company paid $0.5 million of this balance on January 2, 2024, another $0.5 million on January 16, 2024, and the remainder later during 2024.

Other Note

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

9. Income Taxes

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

The provision (benefit) for income taxes consists of the following:

Year Ended December 31,
	2023	2022
Current:
Federal	$-	$-
State	-	-
Foreign	-	-
Total Current	-	-

Deferred:
Federal	$-	$-
State	-	-
Foreign	-	-
Total Deferred	-	-
Provision (Benefit) for income taxes	-	-

Income tax provision (benefit) related to continuing operations differ from the amounts computed by applying the statutory income tax rate of 21% to pretax loss as follows (in thousands):

	Year Ended December 31,
	2023	2022
U.S. Federal provision (benefit)
At Statutory Rate	$(49,000)	$(120,000)
State Taxes	(71,000)	25,000
Change in Valuation Allowance	299,000	50,000
NOL Carryback Claim (CARES Act)	-	-
Nondeductible Expenses	-	-
Foreign Taxes	-	-
Deconsolidation & Impairment	-	(32,000)
Other	(179,000)	77,000

Total	$-	$-

Deferred Tax Assets and Liabilities

Deferred income taxes reflect the net tax effects of loss and credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets for federal and state income taxes are as follows):

	Year Ended December 31,
	2023	2022
Deferred Tax Assets:
Federal & State NOL Carryforward	5,163,000	3,241,000
Foreign Tax Credit & Other Credits	307,000	307,000
Capitalized R&D	98,000	55,000
Reserves and Accruals	147,000	152,000
Capital Loss Carryforward	2,360,000	2,378,000
Unicap 263A Adjustment	233,000	233,000
Other DTA	(95,000)	(91,000)
Foreign NOL Carryforward	2,000	2,000
Deferred Interest Expense	-	1,704,000
Total Gross DTA	8,215,000	7,982,000
Less: Val. Allowance	(8,476,000)	(8,159,000)
Total Deferred Tax Assets	(261,000)	(177,000)

Deferred Tax Liabilities:
Fixed Assets & Intangibles	261,000	233,000
Section 481(a) Adjustment	-	(56,000)
Total Gross DTL	261,000	177,000
Net Deferred Tax Assets	-	-

Realization of our deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Due to the lack of earnings history and in light of management’s comments regarding going concern for most of 2019 through December 31, 2023, a valuation allowance has been recorded to reduce the deferred tax assets to its net realizable value. The valuation allowance increased by $0.3 million and increased by $0.4 million during the years ended December 31, 2023 and December 31, 2022, respectively. The valuation allowance includes no benefit related to stock based compensation and exercises for the years ended December 31, 2023 and 2022, respectively, prior to the implementation of ASC 515 and 718, that will be credited to additional paid in capital when realized.

Net Operating Loss and Tax Credit Carryforwards

As of December 31, 2023, we had a net operating loss carryforward for federal income tax purposes of approximately $16.1 million, of which $0.2 million is subject to expiration beginning 2037. We had a total state net operating loss carryforward of approximately $18.7 million, with various expiration dates. Utlization of some of the federal and state net operating loss and credit carryforwards are subject to annual limitations due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitations may result in the expiration of net operating losses and credits before utilization.

10. Related Party Transactions

Ms. Jana M. Schwan is the Company’s Chief Operating Officer. Her father, John H. Schwan, held several positions with the Company over many years, most recently as Chairman of the Board until June 2020. His brother is Gary Schwan, one of the owners of Schwan Incorporated, which provides building maintenance services to the Company. The Company made payments to Schwan Incorporated of approximately $1,000 and $1,000 during the years ended December 31, 2023 and 2022, respectively.

As discussed in Note 9, Mr. John H. Schwan was owed approximately $1.3 million and $1.2 million as of December 31, 2023 and 2022, respectively in a note from the Company.

11. Commitments

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

The table below describes our lease position as of December 31, 2023 and 2022:

Assets	As of December 31, 2023	As of December 31, 2022
Operating lease right-of-use assets	4,632,000	4,805,000
Accumulated amortization	(1,268,000)	(923,000)
Net lease assets	3,364,000	3,882,000

Liabilities
Current
Operating	522,000	518,000

Noncurrent
Operating	2,842,000	3,364,000

Total lease liabilities	3,364,000	3,882,000

Weighted average remaining term (years) – operating leases	7	8

Weighted average discount rate – operating leases	11.25%	11.25%

During the year ended December 31, 2023 and 2022, we recorded expenses related to

	Year ended December 31
	2023	2022
Operating right-of-use lease asset amortization	754,000	746,000

Financing lease asset amortization	-	-
Related interest expense	-	-

Total expense during twelve months ended December 31	754,000	746,000

The following table summarizes the maturities of our lease liabilities for all operating leases as of December 31, 2023

(in thousands)	12/31/2023

2024	978
2025 and thereafter	4,268
Total lease payments	5,246
less: Imputed interest	(1,882)
Present value of lease liabilities	3,364

12. Convertible Redeemable Preferred Stock

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

Warrants

A summary of the Company’s stock warrant activity is as follows:

	Shares under Option	Weighted Average Exercise Price
Balance at December 31, 2022	128,000	$1.75
Granted	-	-
Cancelled/Expired	-	-
Exercised/Issued	128,000	1.75
Outstanding at December 31, 2023	-	-

Exercisable at December 31, 2023	-	$-

During November 2023, the Company issued 675,183 shares of its common stock to retire all outstanding warrants, as well as a $317,000 deferred liability. The warrants were converted in a cashless transaction based on the terms of the warrants. The Board of Directors determined the conversion price of the deferred liability would be consistent with the approach listed above, 84% of the volume weighted average price during the relevant time period. Both of these items are fully resolved upon this transaction.

13. Other Shareholders’ Equity

Common Stock

During 2020, 400,000 shares of our common stock were issued to LF related to the acceleration of closings in our Series A Offering, and an additional 200,000 shares were issued to Garden State Securities in its representation of the Company in the Series A Offering.

Restricted Stock

In 2020, 15,000 shares of restricted stock vested to Mr. Hyland, former Chief Executive Officer, pursuant to the terms of the grant related to his employment with the Company. There were no other shares of restricted stock outstanding during 2020 or 2021. During 2022, 250,000 shares of restricted stock were granted to the incoming Chief Executive Officer pursuant to an employment agreement. 25,000 of those shares are to vest immediately and the remaining shares are schedule to vest upon the achievement of certain performance conditions. Each of three independent directors received grants of 5,000 shares that were fully vested as of December 31, 2022. Additionally, the Chief Operating Officer was granted 100,000 shares, 20,000 of which vested over 12 months while the remaining 80,000 had the same performance conditions as the Chief Executive Officer. During each of 2023 and 2022, the performance condition related to 56,250 shares for the Chief Executive Officer and 20,000 shares for the Chief Operating Officer was met, and these shares vested. As of December 31, 2023, performance conditions related to 112,500 shares for the Chief Executive Officer and 40,000 shares for the Chief Operating Officer remain unvested.

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

The Company recognized share based compensation expense of approximately $20,000 and $160,000 in 2023 and 2022, respectively. As of December 31, 2023 and 2022, respectively, there was no unrecognized compensation expense related to non-vested stock option grants. There were approximately 132,000 performance-based grants for which the underlying performance threshold had not been met as of December 31, 2023.

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

The Series D Offering also included warrants to purchase up to 128,572 shares of the Company’s common stock at an exercise price of the lower of $1.75 per share or 85% of the lowest daily volume-weighted average price of the Common Stock during the 10 trading days prior to the date of exercise. If unexercised, these warrants would have expired December 1, 2024. As noted above, the warrants were exercised and converted into common shares during 2023, leaving no outstanding warrants as of December 31, 2023.

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

Risk-free interest rate: The Company bases the risk-free interest rate on the rate payable on US treasury securities with a similar maturity in effect at the time of the grant, which was 4.50% and 3.80%, during 2023 and 2022, respectively.

Expected life: The expected life of the warrants represents the period of time warrants were expected to be outstanding. The Company used an expected life of 5 years for all warrants granted during 2023 and 2022.

Dividend yield: The estimate for dividend yield is 0%, as the Company did not issue dividends during 2023 or 2022 and does not expect to do so in the foreseeable future.

Estimated forfeitures: When estimating forfeitures, the Company considers historical terminations as well as anticipated retirements.

A summary of the Company’s stock options, warrants and related information, is as follows:

	Options	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Balance at January 1, 2022	-	$-	128,572	$1.75
Granted	-
Cancelled/Expired	-
Exercised/Issued	-
Balance at December 31, 2022	-		128,572	$1.75
Granted	-		-
Cancelled/Expired	-
Exercised/Issued			128,572	$1.75
Balance at December 31, 2023	-		-	$-

Exercisable at December 31, 2023			-	$-

As there are no active stock options, there is no aggregate intrinsic value (the difference between the closing price of the Company’s common stock as of December 31, 2023 and 2022, respectively, and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all the holders exercised their options on December 31, 2023 and 2022, respectively. The warrants have an intrinsic value of none and $230,000 as of December 31, 2023 and 2022, respectively.

As of December 31, 2023, the Company reserved no shares of its common stock for the exercise of warrants, and preferred stock.

14. Earnings Per Share

Basic earnings per share is computed by dividing net loss attributable to Yunhong Green CTI Ltd. Common shareholders by the weighted average number of shares of common stock outstanding during each period.

Diluted earnings per share is computed by dividing net loss attributable to Yunhong Green CTI Ltd. Common shareholders by the weighted average number of shares of common stock and equivalents (stock options and warrants), unless anti-dilutive, during each period.

Consolidated earnings per share	2023	2022
Loss from continuing operations	$(235,000)	$(1,467,000)
Loss attributable to noncontrolling interest	-	-)
Deemed dividends on preferred stock and amortization of beneficial conversion feature	(11,000)	(584,000)
Loss from continuing operations attributable to Yunhong Green CTI Ltd common shareholders	$(246,000)	$(2,051,000)
(Gain)/loss attributable to noncontrolling interest	-	-
Loss from discontinued operations attributable to Yunhong Green CTI Ltd common shareholders	$-	$-)

Basic and Diluted loss per common share:
Continuing operations	$(0.01)	$(0.22)
Discontinued operations	-	-
	$(0.01)	$(0.22)

Basic and Diluted weighted average number of shares and equivalent shares of common stock outstanding	19,526,633	9,301,888

15. Product and Geographic Segment Data

The Company’s operations consist of a single business segment which designs, manufactures, and distributes film products.

The following table provides a breakdown of product net sales from operations in each of the years indicated (in thousands):

	Twelve Months Ended
	December 31, 2023		December 31, 2022
	$	% of	$	% of
Product Category	(000) Omitted	Net Sales	(000) Omitted	Net Sales

Foil Balloons	11,769,000	66%	10,858,000	60%

Film Products	928,000	5%	2,036,000	11%

Other	5,107,000	29%	5,154,000	29%

Total	17,804,000	100%	18,048,000	100%

16. Contingencies

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

17. Legal Proceedings

The Company may be party to certain lawsuits or claims arising in the normal course of business. The ultimate outcome of these matters is unknown but, in the opinion of management, we do not believe any of these proceedings will have, individually or in the aggregate, a material adverse effect upon our financial condition, cash flows or future results of operation.

18. Subsequent Events

During 2023, we received $1.5 million of investor funds intended as an equity investment. An additional $0.5 million was received during January 2024. During the first quarter of 2024, per agreement between then parties, these investment deposit liabilities became Convertible Preferred Series E and F in the amont of $1.3 million and $0.7 million, respectively.

We had a $1.3 million note payable to John Schwan due on December 31, 2023. Pursuant to agreement between the parties, we repaid the note in three installments: $0.5 million on January 2, 2024, an additional $0.5 million on January 16, 2024, and the remainder later during 2024.

