Form 10-Q
period 2024-03-31
YUNHONG GREEN CTI LTD.
filed 2024-09-25
CIK 1042187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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
(The Nasdaq Capital Market)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of the registrant’s common stock, no par value per share, as of September 17, 2024 was 25,848,187 (excluding treasury shares).

Yunhong Green CTI, LTD

Unaudited Condensed Consolidated Balance Sheets

Dollars (not share data) rounded to nearest thousand $000 for presentation

	March 31, 2024	December 31, 2023

ASSETS
Current assets:
Cash and cash equivalents	$49,000	$921,000
Accounts receivable, net	4,398,000	3,975,000
Inventories	7,710,000	7,791,000
Prepaid expenses	394,000	332,000

Total current assets	12,551,000	13,019,000

Property, plant and equipment:
Machinery and equipment	17,940,000	17,940,000
Office furniture and equipment	2,084,000	2,084,000
Intellectual property	783,000	783,000
Leasehold improvements	39,000	39,000
Fixtures and equipment at customer locations	519,000	519,000
Projects under construction	266,000	112,000
	21,631,000	21,477,000
Less : accumulated depreciation and amortization	(20,675,000)	(20,613,000)

Total property, plant and equipment, net	956,000	864,000

Other assets:
Operating lease right-of-use	3,239,000	3,364,000

Total other assets	3,239,000	3,364,000

TOTAL ASSETS	$16,746,000	$17,247,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade payables	$964,000	$917,000
Line of credit	5,556,000	4,991,000
Notes payable - current portion	145,000	140,000
Notes payable - related party	344,000	1,344,000
Operating lease liabilities	532,000	522,000
Advances from investors	-	2,000,000
Accrued liabilities	708,000	226,000

Total current liabilities	8,249,000	10,140,000

Long-term liabilities:
Notes payable – net of current portion	512,000	533,000
Operating lease liabilities	2,707,000	2,842,000

Total long-term liabilities	3,219,000	3,375,000

TOTAL LIABILITIES	11,468,000	13,515,000

Shareholders’ Equity:
Yunhong CTI, Ltd shareholders’ equity:
Series E Preferred Stock — no par value, 130,000 shares authorized, 130,000 and nil issued and outstanding at March 31, 2024 and December 31, 2023 (liquidation preference of $1,300,000)	780,000	-
Series F Preferred Stock — no par value, 70,000 shares authorized, 70,000 and nil issued and outstanding at March 31, 2024 and December 31, 2023 (liquidation preference of $700,000)	420,000	-
Common Stock – no par value, 2,000,000,000 shares authorized, 20,815,595 shares issued and 20,771,937 shares outstanding at March 31, 2024 and December 31, 2023, respectively	21,283,000	21,283,000
Paid-in-capital	7,889,000	6,967,000
Accumulated deficit	(24,933,000)	(24,357,000)
Less: Treasury stock, 43,658 shares, at cost	(161,000)	(161,000)

Total shareholders’ equity	5,278,000	3,732,000

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$16,746,000	$17,247,000

See accompanying notes to condensed consolidated unaudited financial statements.

Yunhong Green CTI, LTD

Unaudited Condensed Consolidated Statements of Income (Loss)

Dollars (not share and per share data) rounded to nearest thousand $000 for presentation

	For the Three Months Ended March 31,
	2024	2023

Net sales	$4,894,000	$5,051,000

Cost of sales	3,999,000	3,924,000

Gross profit	895,000	1,127,000

Operating expenses:
General and administrative	1,040,000	961,000
Selling	34,000	32,000
Advertising and marketing	174,000	122,000

Total operating expenses	1,248,000	1,115,000

Income / (loss) from operations	(353,000)	12,000

Other (expense) / income:
Interest expense	(218,000)	(142,000)
Other (expense) / income	(5,000)	526,000

Total other (expense) / income, net	(223,000)	384,000

Net income / (loss)	$(576,000)	$396,000

Deemed dividends on preferred stock	$(14,000)	$(11,000)

Net income / (loss) attributable to Yunhong Green CTI Ltd common shareholders	$(590,000)	$385,000

Basic income (loss) per common share	$(0.03)	$0.02

Diluted income (loss) per common share	$(0.03)	$0.02

Weighted average number of shares and equivalent shares of common stock outstanding:
Basic	20,771,937	17,689,552

Diluted	20,771,937	17,689,552

See accompanying notes to condensed consolidated unaudited financial statements.

Yunhong Green CTI, LTD

Unaudited Condensed Consolidated Statements of Cash Flows

Dollars rounded to nearest thousand $000 for presentation

	For the Three Months Ended March 31,
	2024	2023

Cash flows from operating activities:
Net income/(loss)	$(576,000)	$396,000
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	62,000	80,000
Equity compensation expense	122,000	7,000
Change in assets and liabilities:
Accounts receivable	(423,000)	(1,726,000)
Inventories	81,000	381,000
Prepaid expenses and other assets	(62,000)	(100,000)
Trade payables	47,000	(35,000)
Accrued liabilities	(18,000)	(372,000)

Net cash used in operating activities	(767,000)	(1,369,000)

Cash flows from investing activities:
Purchases of property, plant and equipment	(154,000)	(56,000)

Net cash used in investing activities	(154,000)	(56,000)

Cash flows from financing activities:
Receipt for preferred stock issuance	500,000	-
Repayment of note payable, related party	(1,000,000)	-
Net advances (repayments) of term loan	(16,000)	(45,000)
Net advances (repayments) on revolving line of credit	565,000	1,454,000

Net cash provided by financing activities	49,000	1,409,000

Net (decrease) / increase in cash and cash equivalents	(872,000)	(16,000)

Cash and cash equivalents at beginning of period	921,000	146,000

Cash and cash equivalents at end of period	$49,000	$130,000

Supplemental disclosure of cash flow information and noncash investing and financing activities:
Cash payments for interest	$218,000	$118,000
Accretion of dividends on preferred stock	$14,000	$11,000
Conversion of notes and deposits into common stock	$-	$885,000
Reclassification of advances upon issuances of preferred stock	$1,500,000	$-
Allocation of proceeds from preferred stock financing to the issuance of warrants for preferred stock	$814,000	$-

See accompanying notes to condensed consolidated unaudited financial statements.

Yunhong Green CTI, Ltd

Unaudited Consolidated Statements of Stockholders’ Equity

Dollars rounded to nearest thousand $000 for presentation

	Series E Preferred Stock		Series F Preferred Stock		Common Stock		Paid-in	Accumulated (Deficit)	Less Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	TOTAL

Balance December 31, 2023					20,815,595	$21,283,000	$6,967,000	$(24,357,000)	(43,658)	$(161,000)	3,732,000

Series E Preferred Stock Issuance	130,000	771,000					529,000				1,300,000
Series F Preferred Stock Issuance			70,000	415,000			285,000				700,000
Series E Accrued Deemed Dividend		9,000					(9,000)				-
Series F Accrued Deemed Dividend				5,000			(5,000)				-
Stock Issuance					-						-
Equity Compensation Charge				-			122,000	-			122,000
Net Income (Loss)								(576,000)			(576,000)
Balance March 31, 2024	130,000	$780,000	70,000	$420,000	20,815,595	$21,283,000	$7,889,000	$(24,933,000)	(43,658)	$(161,000)	5,278,000

Yunhong Green CTI, Ltd

Unaudited Consolidated Statements of Stockholders’ Equity

Dollars rounded to nearest thousand $000 for presentation

	Series B Preferred Stock		Common Stock		Paid-in	Accumulated (Deficit)	Less Treasury Stock
	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	TOTAL

Balance December 31, 2022	170,000	$1,851,000	16,102,749	$21,283,000	$3,895,000	$(24,122,000)	(43,658)	$(161,000)	2,746,000

Series B Convertible Preferred Stock Issuance	(170,000)	(1,862,000)	1,888,078		1,862,000				-
Common Stock issued for notes payable and investor deposit		-	1,908,336		884,000				884,000
Accrued Deemed Dividend - Series B Preferred Stock		11,000			(11,000)				-
Equity Compensation Charge			116,250		7,000	2,000			9,000
Net Income (Loss)						396,000			396,000
Balance March 31, 2023	-	$-	20,015,413	$21,283,000	$6,637,000	$(23,724,000)	(43,658)	$(161,000)	4,035,000

See accompanying notes to unaudited condensed consolidated financial statements

Yunhong Green CTI Ltd. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements have been prepared and, in the opinion of management, contain all material adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the consolidated financial position and the consolidated statements of income (loss) and consolidated cash flows for the periods presented in conformity with generally accepted accounting principles for interim consolidated financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2024. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2023, filed on March 29, 2024, which can be found on the Company’s website (www.ctiindustries.com) or www.sec.gov.

The financial information presented in these interim financial statements has been rounded to the nearest thousand dollars ($000), which is in accordance with our policy to simplify the presentation. The financial information is not presented in thousand-dollar increments.

Principles of consolidation and nature of operations:

Yunhong Green CTI Ltd., its wholly owned subsidiary Yunhong Technology Industry (Hubei) Co,. Ltd., and its inactive subsidiary CTI Supply, Inc. (collectively, the “Company”) (i) design, manufacture and distribute metalized balloon products throughout the world, (ii) distribute purchased latex balloons products, and (iii) operate systems for the production, lamination, coating and printing of films used for food packaging and other commercial uses and for conversion of films to flexible packaging containers and other products.

The condensed consolidated financial statements include the accounts of Yunhong Green CTI Ltd., and CTI Supply, Inc. See Note 2.

Reclassification:

Certain amounts in the Company’s condensed consolidated financial statements for prior periods have been reclassified to conform to the current period presentation. These reclassifications have not changed the results of operations of prior periods.

Use of estimates:

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the amounts reported of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period in the financial statements and accompanying notes. Actual results may differ from those estimates. The Company’s significant estimates include valuation allowances for credit losses and inventory valuation, and the valuation of warrants to purchase preferred stock.

Segments:

The Company views its operations and manages its business as one segment, both in terms of geography and operations. All manufacturing occurs in the United States.

Earnings per share:

Basic (loss) per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during each period.

Diluted (loss) per share is computed by dividing the net loss by the weighted average number of shares of common stock and equivalents (stock options and warrants), unless anti-dilutive, during each period. In periods for which there is a net loss, diluted loss per common share is equal to basic loss per common share, since the effect of including any common stock equivalents would be antidilutive.

As of March 31, 2024 and 2023, shares to be issued upon the exercise of warrants aggregated 556,000 and 128,000, respectively. No options were outstanding for the three months ended March 31, 2024 and 2023. The number of shares included in the determination of earnings on a diluted basis for the three months ended March 31, 2024 and 2023 were none, as doing so would have been anti-dilutive.

Significant Accounting Policies:

The Company’s significant accounting policies are summarized in Note 2 of the Company’s consolidated financial statements for the year ended December 31, 2023.

The Financial Accounting Standards Board (FASB) issued ASU (2020-06) which was adopted by us on January 1, 2024. The ASU changed the accounting for convertible instruments. Notably, this guidance removed the BCF model that we followed in the past for Convertible Preferred Stock issuances A, B, C and D. There is no longer a beneficial conversion feature to be accounted for as a deemed dividend, except for any related warrants, the value of which are recorded immediately. Convertible Preferred Equity Series E and F were accounted for based on the updated guidance.

Other than the above, there were no significant changes to these accounting policies during the three months ended March 31, 2024.

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

Note 2 – Liquidity and Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has a cumulative net loss from inception to March 31, 2024 of approximately $25 million. The accompanying financial statements for the three months ended March 31, 2024 have been prepared assuming the Company will continue as a going concern. The Company’s cash resources from operations may be insufficient to meet its anticipated needs during the next twelve months. If the Company does not execute its plan, it may require additional financing to fund its future planned operations.

The ability of the Company to continue as a going concern is dependent on the Company having adequate capital to fund its operating plan and performance. Management’s plans to continue as a going concern may include raising additional capital through sales of equity securities and borrowing, continuing to focus our Company on the most profitable elements, and exploring alternative funding sources on an as needed basis. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. The COVID-19 pandemic, supply chain challenges, and inflationary pressures have impacted the Company’s business operations to some extent and is expected to continue to do so and, these impacts may include reduced access to capital. The ability of the Company to continue as a going concern may be dependent upon its ability to successfully secure other sources of financing and attain profitable operations. There is substantial doubt about the ability of the Company to continue as a going concern for one year from the issuance of the accompanying consolidated financial statements. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company’s primary sources of liquidity have traditionally been comprised of cash and cash equivalents as well as availability under the Credit Agreement in place at the time (see Note 4). This credit facility, as amended, concludes on September 30, 2025. While we expect to have sufficient financial resources available on acceptable terms, there can be no assurance this will occur, particularly in light of increasingly conservative financial markets.

Note 3 - Debt

On September 30, 2021 (the “Closing Date”), the Company entered into a loan and security agreement (the “Agreement”) with Line Financial (the “Lender”), which provides for a senior secured financing consisting of a revolving credit facility (the “Revolving Credit Facility) in an aggregate principal amount of up to $6 million (the “Maximum Revolver Amount”) and term loan facility (the “Term Loan Facility”) in an aggregate principal amount of $731,250 (“Term Loan Amount” and, together with the Revolving Credit Facility, the “Senior Facilities”). The Senior Facilities are secured by substantially all assets of the Company. The Company believes it has been in compliance with the terms of these Senior Facilities since their inception in September 2021.

Interest on the Senior Facilities was set at the prime rate published from time to time published in the Wall Street Journal (8.5% as of March 31, 2024), plus 1.95% per annum, accruing daily and payable monthly. Interest shall be calculated on the basis of a 360-day year for the actual number of days elapsed. The Term Loan Facility shall be repaid by the Company to Lender in 48 equal monthly installments of principal and interest, each in the amount of $15,000, commencing on November 1, 2021, and continuing on the first day of each month thereafter until the Term Loan Maturity Date (as defined in the Agreement). Also, the Company paid the Lender collateral monitoring fees of 4.62% of the eligible accounts receivable, inventory, and equipment supporting the Revolving Credit Facility and the Term Loan.

The Senior Facilities matured on September 30, 2023 and were extended with a maturity date of September 30, 2025. The facility automatically extends for successive periods of one year each, unless the Company or the Lender gives the other party written notice of termination not less than 90 days prior to the end of such term or renewal term, as applicable. If the Senior Facilities are renewed, the Company shall pay the Lender a renewal fee of 1.25% of the Maximum Revolver Amount and the Term Loan Amount upon each renewal on the anniversary of the Closing Date. The Company has the option to prepay the Term Loan Facility (together with all accrued but unpaid interest and a Term Loan Prepayment Fee (as defined the Agreement) in whole, but not in part, upon not less than 60 days prior written notice to the Lender. With this September 30, 2023 extension, the parties agreed changes in terms including:

-	Replace the asset monitoring fee on the Revolving Credit Facility with an increase in interest rate, to Prime plus 7.82% per annum. This change was intended by the parties to be financially neutral while easier to administer.

-	Reduce the interest rate on the Term Loan to Prime plus 1.45% per annum, with lender making a one-time additional advance of $206,000 to reset the Term Loan to $731,000.

-	Reduce the renewal fee for this transaction to $50,000 from the formula described above.

-	Set the Term Loan asset monitoring fee to 0.385% per month.

The Senior Facilities require that the Company maintain Tangible Net Worth of at least $4,000,000 or greater (“Minimum Tangible Net Worth”). Minimum Tangible Net Worth may be adjusted downward by the Lender, from time to time, in its sole and absolute discretion, based on the effect of non-cash charges and other factors on the calculation of Tangible Net Worth. Other debt subordinated to Lender is not considered as a reduction of this calculation. The Company believes it was in compliance with this covenant for all relevant months, including as of March 31, 2024 and December 31, 2023, respectively.

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

As of March 31, 2024 and December 31, 2023, the term loan balance amounted to $0.7 million, which consisted of the principal and interest payable balance of $0.7 million and deferred financing costs of approximately $30,000. The balance of the Revolving Line of Credit as of March 31, 2024 and December 31, 2023 amounted to $5,556,000 and $4,991,000, respectively. By virtue of the September 30, 2023 extension above, the Company was advanced $206,000 and the Term Loan was reset to $731,000. The Term Loan is repaid approximately $15,000 per month, offset by any applicable fees.

As of January 1, 2019, the Company had a note payable to John H. Schwan, Director and former Chairman of the Board, for $1.6 million, including accrued interest. This loan accrues interest, was due December 31, 2023, and subordinate to the Senior Facilities. During January 2019, Mr. Schwan converted $600,000 of the note into approximately 181,000 shares of our common stock at the then market rate of $3.32 per share. As a result of the conversion, the loan balance decreased to $1 million. The loan and interest payable to Mr. Schwan amounted to $1.3 million as of December 31, 2023. $1 million was paid to Mr. Schwan during January 2024. The parties agreed to the payment of the remaining $0.3 million at a future date to be determined.

Note 4 - Shareholders’ Equity

Series E Convertible Preferred Stock

In March 2024, the Company amended its Articles of Incorporation to authorize the issuance of 130,000 shares of Series E Convertible Preferred Stock (“Series E Preferred”) resulting in gross proceeds of $1.3 million from an unrelated third party. In aggregate, between Series E Preferred and Series F Convertible Preferred Stock (“Series F Preferred”) financings, $1.5 million of the total Series E and F proceeds were received as an advance prior to December 31, 2023. These funds advanced were initially classified as a current liability until the agreement was finalized and shares were issued, at which time it was reclassified as equity, similar to the prior Convertible Preferred issuances. The issuance of the Series E Preferred Stock resulted in an allocation of $0.8 million to the convertible preferred stock and $0.5 million to the warrants described below and classified as Additional Paid-In Capital. Holders of the Series E Preferred will be entitled to receive quarterly dividends at the annual rate of 8.5% of the stated value ($10 per share) and have a liquidation preference over common stock. Such dividends may be paid in cash or otherwise based on the terms of the agreement. In addition, warrants to purchase 361,400 shares of the Company’s common stock were issued with respect to this transaction. These warrants are exercisable until March 2027, at the lower of $1.52 per share or 90% of the variable price based on the ten day volume weighted average price (“VWAP”) of the Company’s common stock prior to exercise. Accrued dividends of $9,000 and none were recorded as of March 31, 2024 and December 31, 2023, respectively.

Series F Convertible Preferred Stock

In March 2024, the Company amended its Articles of Incorporation to authorize the issuance of 70,000 shares of Series F Preferred resulting in gross proceeds of $0.7 million from an unrelated third party. As disclosed above certain of these proceeds were received as an advance prior to December 31, 2023. This investment was initially classified as a current liability until the agreement was finalized and shares were issued, at which time it was classified as equity, similar to the prior Convertible Preferred issuances. The issuance of the Series F Preferred Stock resulted in an allocation of $0.4 million to the convertible preferred stock and $0.3 million to the warrants described below and classified as Additional Paid-In Capital. Holders of the Series F Preferred will be entitled to receive quarterly dividends at the annual rate of 8.5% of the stated value ($10 per share) and have a liquidation preference over common stock. Such dividends may be paid in cash or stock, at the Company’s discretion, based on the terms of the agreement. In addition, warrants to purchase 194,600 shares of the Company’s common stock were issued with respect to this transaction. These warrants are exercisable until March 2027, at the lower of $1.52 per share or 90% of the variable price based on the ten day volume weighted average price (“VWAP”) of the Company’s common stock prior to exercise. Accrued dividends of $5,000 and none were recorded as of March 31, 2024 and December 31, 2023, respectively.

Deposits and Note Conversion to Common Stock

In connection with the 2021 sale and leaseback transaction of the Company’s primary facility in Lake Barrington, IL, the landlord advanced rent payments in the form of a note. The balance of that note on December 31, 2022 was approximately $172,000. The note paid 3% interest and was due March 2024. In addition, the same entity made investment deposits during 2022 that were recorded as short term deposit liabilities. On February 1, 2023, our Board of Directors approved the conversion of these liabilities into common stock at a rate of approximately 84% of the volume weighted average price (“VWAP”) of the Company’s common stock during the period these deposits were received. In total, approximately $0.9 million of liabilities were converted into approximately 1.8 million shares of our common stock. Upon conversion, both the note and deposit liabilities were fully eliminated.

Warrants

In connection with the Series D Offering in 2021, the Company issued warrants to purchase 128,00 shares of the Company’s common stock for $1 per share. During November 2023, the Company issued 675,183 shares of its common stock to retire all outstanding warrants, as well as a $317,000 deferred liability related to facility rent credits received from the Lake Barrington landlord. The warrants were converted in a cashless transaction based on the terms of the warrants. The Board of Directors determined the conversion price of the deferred liability would be consistent with the approach listed above, 84% of the volume weighted average price during the relevant time period. Both of these items are fully resolved upon this transaction.

As described above, in connection with the Series E and F convertible preferred equity issuances, a total of 556,000 warrants were issued, convertible in the Company’s common stock at the lower of $1.52 per share or 90% of the 10 day VWAP prior to exercise.

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

The valuation assumptions we have applied to determine the value of warrants granted in 2024 were as follows:

-	Historical stock price volatility: The Company used the weekly closing price to calculate historical annual volatility which was a range from 68% - 241%.

-	Risk-free interest rate: The Company bases the risk-free interest rate on the rate payable on US treasury securities with a similar maturity in effect at the time of the grant, which was 5.55%.

-	Expected life: The expected life of the warrants represents the period of time warrants were expected to be outstanding. The Company used an expected life of 5 years.

-	Dividend yield: The estimate for dividend yield is 0%, as the Company did not issue dividends during 2020 through 2024 and does not expect to do so in the foreseeable future.

-	Estimated forfeitures: When estimating forfeitures, the Company considers historical terminations as well as anticipated retirements.

A summary of the Company’s stock warrant activity is as follows:

	Shares under Option (warrant)	Weighted Average Exercise Price
Balance at December 31, 2023	-	$-
Granted	556,000	1.52
Cancelled/Expired	-	-
Exercised/Issued	-	-
Outstanding at March 31, 2024	556,000	1.52

Exercisable at March 31, 2024	556,000	$1.52

As of March 31, 2024 the Company reserved the following shares of its common stock for the exercise of warrants, and preferred stock:

2024 Warrants	556,000
Shares reserved as of March 31, 2024	556,000

Effective January 2022, and in accordance with the Employment Agreement of Chief Executive Officer Frank Cesario, a grant of restricted stock was made in the amount of 250,000 shares. 25,000 shares vested immediately, while the remaining 225,000 are subject to performance conditions as further detailed in the share grant. Specifically, the restrictions on the remaining 225,000 shares will lapse based on satisfaction of the following performance goals and objectives and continued employment through the date of meeting such targets:

● The restrictions on 56,250 shares of the award will lapse and the award will vest when the Company’s trailing-twelve-month EBITDA equals or exceeds $1 million at any time on or after January 1, 2022. During April 2024 the Compensation Committee determined this condition had been satisfied.

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

The Audit Committee (as defined in the Plan) shall be responsible for determining when the conditions above have been satisfied. The Company records compensation expense with each vesting, and records a likelihood of vesting weighted analysis to the extent it has visibility to do so with a related grant date market value when such visibility is present. Without such visibility, it considers such probability as de minimis until additional information is available.

Note 5 - Legal Proceedings

The Company may be party to certain lawsuits or claims arising in the normal course of business. The ultimate outcome of these matters is unknown but, in the opinion of management, we do not believe any of these proceedings will have, individually or in the aggregate, a material adverse effect upon our financial condition, cash flows or future results of operation.

Note 6 - Inventories

	March 31, 2024	December 31, 2023
Raw materials	$1,225,000	$1,156,000
Work in process	2,501,000	2,511,000
Finished goods	3,894,000	4,124,000
Total inventories	$7,710,000	$7,791,000

Note 7 - Concentration of Credit Risk

Concentration of credit risk with respect to trade accounts receivable is generally limited due to the large number of entities comprising the Company’s customer base. The Company performs ongoing credit evaluations and provides an allowance for potential credit losses against the portion of accounts receivable which is estimated to be uncollectible. Such losses have historically been within management’s expectations. During the three months ended March 31, 2024 and 2023, there were two customers whose purchases represented more than 10% of the Company’s consolidated net sales. Sales to these customers for the three months ended March 31, 2024 and 2023 are as follows:

	Three Months Ended		Three Months Ended
	March 31, 2024		March 31, 2023
Customer	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Customer A	$2,226,000	46%	$2,563,000	50%
Customer B	1,710,000	35	1,652,000	32

As of March 31, 2024, the total amounts owed to the Company by these customers was approximately $2,272,000 and $1,855,000, or 51% and 42% of the Company’s consolidated net accounts receivable, respectively. The amounts owed at March 31, 2023 by these customers were approximately $962,000 and $2,245,000, or 29% and 67% of the Company’s consolidated net accounts receivable, respectively.

Note 8 - Related Party Transactions

John H. Schwan, who resigned as Chairman of the Board on June 1, 2020, has made loans to the Company which had an outstanding balance of $1.3 million as of December 31, 2023. $1 million of this balance was paid to Mr. Schwan during January 2024, with the remainder to be paid as agreed upon between the parties. Mr. Schwan is the father of Jana Schwan, the Company’s Chief Operating Officer.

Note 9 - Leases

We adopted ASC Topic 842 (Leases) on January 1, 2019. In July 2020, the Company is party to a lease agreement for a building that, as amended, extends to December 2025. The monthly lease payments are $35,000. The Company uses the incremental borrowing rate of 11%.

Note 10 - Subsequent Events

As of June 30, 2024, our wholly owned subsidiary, Yunhong Technology Industry (Hubei) Co,. Ltd., acquired certain assets of Yunhong Environmental Protection Technology Co., Ltd. (the “Seller”), an affiliated entity of certain stockholders of the Company, (the “Asset Purchase Transaction”), in accordance with the terms and conditions of the Asset Purchase Agreement, using 5 million shares of our common stock, which was valued at $6,250,000. The Company engaged a third party to assist with the valuation of the assets acquired and has initially assigned a fair value of $4,050,000 to the assets acquired. The remaining $2,200,000 represents a prepayment to the Seller for the Company’s anticipated operational expenses, which the Seller will pay on the Company’s behalf. The Company has not finalized its business combination accounting for this transaction.

On April 1, 2024, the Company made a change with respect to its independent auditing firm, ending the relationship with BF Borgers, CPA PC (BFB) and engaging Wolf and Company, PC. On May 3, 2024, the Company became aware that BFB had agreed to be suspended from appearing or practicing before the SEC. Because of this, the Company may no longer use audit reports or consent from BFB in future filings. Without the 2023 audit report, the Company’s new auditors will need to perform procedures related to 2023 balances in order to be able to perform an effective review of required 2024 filings, including the Form 10-Q for the period ended March 31, 2024. Until this was completed, the Company was not able to issue filings during 2024. The Nasdaq provided the Company until September 27, 2024 to file its delinquent filings including this Form 10-Q for the period ended March 31, 2024. Failure to file within the provided time would result in the delisting of the Company’s shares from Nasdaq, subject to the opportunity to appeal the result to a Hearings Panel. This filing partially addresses this requirement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report on Form 10-Q includes both historical and “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future results. Words such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” or similar words are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Although we believe that our opinions and expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements, and our actual results may differ substantially from the views and expectations set forth in this Quarterly Report on Form 10-Q. We disclaim any intent or obligation to update any forward-looking statements after the date of this Quarterly Report on Form 10-Q to conform such statements to actual results or to changes in our opinions or expectations. These forward-looking statements are affected by factors, risks, uncertainties and assumptions that we make, including, without limitation, those discussed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 under the heading “Risk Factors.”

Overview

We produce film products for novelty, packaging and container applications. These products include foil balloons, latex balloons and related products, films for packaging and custom product applications, and flexible containers for packaging and consumer storage applications. We produce all of our film products for packaging, container applications and most of our foil balloons at our plant in Lake Barrington, Illinois. We used to produce our latex balloons and latex products at a majority-owned facility in Guadalajara, Mexico (Flexo Universal, or Flexo). This facility was sold during October 2021. Now the Company purchases latex balloons from an unrelated vendor and distributes in the United States, particularly to those customers that prefer a combined solution for foil and latex balloons.. Substantially all of our film products for packaging and custom product applications are sold to customers in the United States. We market and sell our novelty items, Balloon inspired gifts (balloons and candy arranged to look like a flower bouquet for gifting) and flexible containers for consumer use primarily in the United States. During 2023 we changed our name to include “Green”, to communicate our intention to supply biodegradable and compostable materials to the marketplace that our developed by our partners in Asia. We are in the process of creating a new subsidiary for this purpose.

Summary of Significant Events

September 30, 2021 financing, amended and extended to September 30, 2025

On September 30, 2021 (the “Closing Date”), the Company entered into a loan and security agreement (the “Agreement”) with Line Financial (the “Lender”), which provides for a senior secured financing consisting of a revolving credit facility (the “Revolving Credit Facility) in an aggregate principal amount of up to $6 million (the “Maximum Revolver Amount”) and term loan facility (the “Term Loan Facility”) in an aggregate principal amount of $731,250 (“Term Loan Amount” and, together with the Revolving Credit Facility, the “Senior Facilities”). The Senior Facilities are secured by substantially all assets of the Company. The Company believes it has been in compliance with the terms of these Senior Facilities since their inception in September 2021.

Interest on the Senior Facilities was set at the prime rate published from time to time published in the Wall Street Journal (8.5% as of March 31, 2024), plus 1.95% per annum, accruing daily and payable monthly. Interest shall be calculated on the basis of a 360-day year for the actual number of days elapsed. The Term Loan Facility shall be repaid by the Company to Lender in 48 equal monthly installments of principal and interest, each in the amount of $15,000, commencing on November 1, 2021, and continuing on the first day of each month thereafter until the Term Loan Maturity Date (as defined in the Agreement). Also, the Company paid the Lender collateral monitoring fees of 4.62% of the eligible accounts receivable, inventory, and equipment supporting the Revolving Credit Facility and the Term Loan.

The Senior Facilities matured on September 30, 2023 and were extended with a maturity date of September 30, 2025. The facility automatically extends for successive periods of one year each, unless the Company or the Lender gives the other party written notice of termination not less than 90 days prior to the end of such term or renewal term, as applicable. If the Senior Facilities are renewed, the Company shall pay the Lender a renewal fee of 1.25% of the Maximum Revolver Amount and the Term Loan Amount upon each renewal on the anniversary of the Closing Date. The Company has the option to prepay the Term Loan Facility (together with all accrued but unpaid interest and a Term Loan Prepayment Fee (as defined the Agreement) in whole, but not in part, upon not less than 60 days prior written notice to the Lender. With this September 30, 2023 extension, the parties agreed changes in terms including:

-	Replace the asset monitoring fee on the Revolving Credit Facility with an increase in interest rate, to Prime plus 7.82% per annum. This change was intended by the parties to be financially neutral while easier to administer.

-	Reduce the interest rate on the Term Loan to Prime plus 1.45% per annum, with lender making a one-time additional advance of $206,000 to reset the Term Loan to $731,000.

-	Reduce the renewal fee for this transaction to $50,000 from the formula described above.

-	Set the Term Loan asset monitoring fee to 0.385% per month.

The Senior Facilities require that the Company maintain Tangible Net Worth of at least $4,000,000 or greater (“Minimum Tangible Net Worth”). Minimum Tangible Net Worth may be adjusted downward by the Lender, from time to time, in its sole and absolute discretion, based on the effect of non-cash charges and other factors on the calculation of Tangible Net Worth. Other debt subordinated to Lender is not considered as a reduction of this calculation. The Company believes it was in compliance with this covenant for all relevant months, including as of March 31, 2024 and December 31, 2023, respectively.

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

As of March 31, 2024 and December 31, 2023, the term loan balance amounted to $0.7 million, which consisted of the principal and interest payable balance of $0.7 million and deferred financing costs of approximately $30,000. The balance of the Revolving Line of Credit as of March 31, 2024 and December 31, 2023 amounted to $5,556,000 and $4,991,000, respectively. By virtue of the September 30, 2023 extension above, the Company was advanced $206,000 and the Term Loan was reset to $731,000. The Term Loan is repaid by approximately $15,000 per month, offset by related charges.

As of January 1, 2019, the Company had a note payable to John H. Schwan, Director and former Chairman of the Board, for $1.6 million, including accrued interest. This loan accrues interest, is due December 31, 2023, and is subordinate to the Senior Facilities. During January 2019, Mr. Schwan converted $600,000 of the note into approximately 181,000 shares of our common stock at the then market rate of $3.32 per share. As a result of the conversion, the loan balance decreased to $1 million. The loan and interest payable to Mr. Schwan amounted to $1.3 million as of December 31, 2023. $1 million of this was paid to Mr. Schwan during January 2024. The parties agreed to the payment of the remaining $0.3 million at a future date to be determined.

Results of Operations

Net Sales. For the three month periods ended March 31, 2024 and 2023, net sales were $4,894,000 and $5,051,000, respectively.

For the three-month period ended March 31, 2024 and 2023, net sales by product category were as follows:

	Three Months Ended
	March 31, 2024		March 31, 2023
	$	% of	$	% of
	(000)	Net	(000)	Net		%
Product Category	Omitted	Sales	Omitted	Sales	Variance	change

Foil Balloons	$2,919	60%	$3,474	69%	$(555)	(16)%

Film Products	305	6%	89	2%	216	243%

Other	1,670	34%	1,488	29%	182	12%

Total	$4,894	100%	$5,051	100%	$(157)	(3)%

Foil Balloons. Revenues from the sale of foil balloons decreased during the three-month period from $3,474,000 ending March 31, 2023 compared to $2,919,000 during the three month period of 2024. The Company believes this decline is related to the timing of orders and shipments, as open orders for foil balloons were $0.5 million higher as of March 31, 2024 as compared to March 31, 2023.

Films. Revenues from the sale of commercial films increased, from $89,000 during the three-month period ended March 31, 2023, compared to $305,000 during the same period of 2024. Sales in this area have been inconsistent due to a small number of customers and significant number of competitors.

Other Revenues. Revenues from the sale of other products were $1,488,000 during the three-month period ended March 31, 2023, compared to $1,670,000 during the same period of 2024. The revenues from the sale of other products during these periods include (i) sales of a line of Balloon Inspired Gifts and similar products consisting of candy and small inflated balloons sold in small containers and (ii) the sale of accessories and supply items related to balloon products.

Sales to a limited number of customers continue to represent a large percentage of our net sales. The table below illustrates the impact on sales of our top three and ten customers for the three-month periods ended March 31, 2024 and 2023.

	Three Months Ended March 31,
	% of Sales
	2024	2023

Top 3 Customers	86%	86%

Top 10 Customers	93%	91%

During the three-month period ended March 31, 2024, there were two customers whose purchases represented more than 10% of the Company’s consolidated net sales. Sales to these customers for the three month period ended March 31, 2024 were $2,226,000 and $1,710,000, or 46% and 35%, respectively, of consolidated net sales. Sales to these customers for the three months ended March 31, 2023 were $2,563,000 and $1,652,000, or 50% and 32%, respectively of consolidated net sales. As of March 31, 2024, the total amount owed to the Company by these customers was approximately $2,272,000 and $1,855,000, or 51% and 42%, respectively of the Company’s consolidated net accounts receivable. The amount owed at March 31, 2023 by these customers was approximately $962,000 and $2,245,000, or 29% and 67%, respectively, of the Company’s consolidated net accounts receivable.

Cost of Sales. During the three month period ended March 31, 2024, the cost of sales was $3,999,000, compared to $3,924,000 for the same period of 2023. Lower sales volume and mix inefficiencies, as well as unusual repair and maintenance expenses, impacted 2024 vs. 2023, with gross margin of 18% during the 2024 period as compared to 22% during the same period of 2023.

General and Administrative. During the three month period ended March 31, 2024, general and administrative expenses were $1,040,000 as compared to $961,000 for the same period in 2023. The largest change was a $50,000 increase in the cost of professional services, particularly the annual audit cost. On April 1, 2024, the Company made a change with respect to its independent auditing firm, ending the relationship with BF Borgers, CPA PC (BFB) and engaging Wolf and Company, PC. On May 3, 2024, the Company became aware that BFB had agreed to be suspended from appearing or practicing before the SEC. Because of this, the Company may no longer use audit reports or consent from BFB in future filings. Without the 2023 audit report, the Company’s new auditors will need to perform procedures related to 2023 balances in order to be able to perform an effective review of required 2024 filings, including the Form 10-Q for the period ended March 31, 2024. Until this was completed, the Company was not able to issue filings during 2024. This effort will also increase administrative expenses in 2024 related to audit services.

Selling, Advertising and Marketing. During the three month period ended March 31, 2024, selling, advertising and marketing expenses were $208,000 as compared to $154,000 for the same period in 2023.

Other Income (Expense). During the three month period ended March 31, 2024, the Company incurred interest expense of $218,000 as compared to interest expense of $142,000 during the same period of 2023. Interest rates increased during 2023 and, despite expectations of reductions during 2024, have not yet been reduced. The Company also changed its borrowing structure to replace lender fees with interest payments at approximately the same net payment levels.

Financial Condition, Liquidity and Capital Resources

Cash Flow Items.

Operating Activities. During the three months ended March 31, 2024, net cash used by operations was $767,000, compared to net cash used in operations during the three months ended March 31, 2023 of $1,369,000.

Significant changes in working capital items during the three months ended March 31, 2024 included:

●	An increase in accounts receivable of $423,000 compared to an increase in accounts receivable of $1,726,000 in the same period of 2023.

●	An decrease in inventory of $81,000 compared to a decrease in inventory of $381,000 in 2023.

●	An increase in trade payables of $47,000 compared to a decrease in trade payables of $35,000 in 2023.

●	An increase in prepaid expenses and other assets of $62,000 compared to an increase of $100,000 in 2023.

●	A decrease in accrued liabilities of $18,000 compared to a decrease in accrued liabilities of $372,000 in 2023.

Investing Activity. During the three months ended March 31, 2024, cash used in investing activity was $154,000, compared to cash used in investing activity for the same period of 2023 in the amount of $56,000.

Financing Activities. During the three months ended March 31, 2024, cash provided by financing activities was $49,000 compared to cash provided by financing activities for the same period of 2023 in the amount of $1,409,000. Financing activity during 2024 consisted principally of changes in the balances of revolving and long-term debt, along with issuance of convertible preferred stock. During the period ended March 31, 2024, $0.5 million was received for convertible preferred stock while $1.0 million of Notes Payable was repaid.

Liquidity and Capital Resources.

At March 31, 2024, the Company had cash balances of $49,000 compared to cash balances of $130,000 for the same period of 2023.

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

The Company’s primary sources of liquidity have traditionally been comprised of cash and cash equivalents as well as availability under the Credit Agreement. While the Company expects to have access to needed capital at reasonable cost, there can be no assurance of success, and as such, might negatively impact the Company’s ability to continue as a going concern.

Seasonality

In the foil balloon product line, sales have historically been seasonal with approximately 40% occurring in the period from December through March of the succeeding year and 24% being generated in the period July through October in recent years.

Critical Accounting Estimates

The critical accounting estimates utilized by the Company in preparation of the accompanying financial statements are set forth in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. There have been no material changes to these policies since December 31, 2023.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Acting Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of these disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e), as of March 31, 2024. Based on this evaluation, the Chief Executive Officer (principal executive officer) and Acting Chief Financial Officer (principal financial officer) concluded that our disclosure controls and procedures were not effective as of March 31, 2024, the end of the period covered by this Quarterly Report on Form 10-Q due to the material weaknesses described below.

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

Management has assessed the effectiveness of our internal control over financial reporting as of March 31, 2024. In making our assessment of the effectiveness of internal control over financial reporting, management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

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

As a result of the material weaknesses, we have concluded that we did not maintain effective internal control over financial reporting as of March 31, 2024.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following are being filed as exhibits to this report:

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).
32**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101*	Interactive Data Files, including the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
**	furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 25, 2024	Yunhong CTI Ltd.

	By:	/s/ Frank J. Cesario
Frank J. Cesario
Chief Executive Officer

	By:	/s/ Frank J. Cesario
Frank J. Cesario
Acting Chief Financial Officer

