Form 10-Q
period 2024-09-30
YUNHONG GREEN CTI LTD.
filed 2024-11-08
CIK 1042187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

The number of shares outstanding of the registrant’s common stock, no par value per share, as of November 1, 2024 was 25,848,187 (excluding treasury shares).

Yunhong Green CTI, LTD

Unaudited Condensed Consolidated Balance Sheets

Dollars (not share data) rounded to nearest thousand $000 for presentation

	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$5,000	$921,000
Accounts receivable, net	2,196,000	3,975,000
Inventories, net	7,852,000	7,791,000
Prepaid expenses	355,000	332,000

Total current assets	10,408,000	13,019,000

Property, plant and equipment:
Machinery and equipment	22,246,000	17,940,000
Office furniture and equipment	2,084,000	2,084,000
Intellectual property	783,000	783,000
Leasehold improvements	39,000	39,000
Fixtures and equipment at customer locations	519,000	519,000
Projects under construction	166,000	112,000
	25,837,000	21,477,000
Less: accumulated depreciation and amortization	(20,794,000)	(20,613,000)

Total property, plant and equipment, net	5,043,000	864,000

Other assets:
Operating lease right-of-use asset	2,976,000	3,364,000
Prepaid expenses, non-current	2,192,000	-

Total other assets	5,168,000	3,364,000

TOTAL ASSETS	$20,619,000	$17,247,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade payables	$1,568,000	$917,000
Line of credit	4,062,000	4,991,000
Notes payable - current portion	159,000	140,000
Notes payable – related party	344,000	1,344,000
Operating lease liabilities	554,000	522,000
Advances from investors	585,000	2,000,000
Accrued liabilities	525,000	226,000

Total current liabilities	7,797,000	10,140,000
Long-term liabilities:
Notes payable – net of current portion	467,000	533,000
Operating lease liabilities – noncurrent	2,422,000	2,842,000
Total long-term liabilities	2,889,000	3,375,000

TOTAL LIABILITIES	10,686,000	13,515,000

Stockholders’ Equity:

Series E Preferred Stock — no par value, 130,000 shares authorized, 130,000 and none issued and outstanding at September 30, 2024 and December 31, 2023, respectively (liquidation preference of $1,300,000)	834,000	-
Series F Preferred Stock — no par value, 70,000 shares authorized, 70,000 and none issued and outstanding at September 30, 2024 and December 31, 2023, respectively (liquidation preference of $700,000)	450,000	-
Common Stock – no par value, 2,000,000,000 shares authorized, 25,891,845 and 20,815,595 shares issued and 25,848,187 and 20,771,937 shares outstanding at September 30, 2024 and December 31, 2023, respectively	27,533,000	21,283,000
Paid-in-capital	7,816,000	6,967,000
Accumulated deficit	(26,539,000)	(24,357,000)
Less: Treasury stock, 43,658 shares, at cost	(161,000)	(161,000)

Total Stockholders’ Equity	9,933,000	3,732,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$20,619,000	$17,247,000

See accompanying notes to condensed consolidated unaudited financial statements

Yunhong Green CTI, LTD

Unaudited Condensed Consolidated Statements of Income (Loss)

Dollars (not share and per share data) rounded to nearest thousand $000 for presentation

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023

Net sales	$2,540,000	$1,923,000	$11,788,000	$11,033,000

Cost of sales	2,560,000	1,903,000	10,220,000	9,372,000

Gross profit	(20,000)	20,000	1,568,000	1,661,000

Operating expenses:
General and administrative	751,000	677,000	2,449,000	2,294,000
Selling	36,000	33,000	105,000	98,000
Advertising and marketing	184,000	139,000	528,000	376,000

Total operating expenses	971,000	849,000	3,082,000	2,768,000

Loss from operations	(991,000)	(829,000)	(1,514,000)	(1,107,000)

Other (expense) income:
Interest expense	(201,000)	(124,000)	(655,000)	(421,000)
Other income/(expense)	(1,000)	(14,000)	(13,000)	808,000

Total other (expense)/income, net	(202,000)	(138,000)	(668,000)	387,000

Net (loss) / income	$(1,193,000)	$(967,000)	$(2,182,000)	$(720,000)

Deemed dividends on preferred stock	$(28,000)	$-	$(98,000)	$(11,000)

Net (loss) / income attributable to Yunhong Green CTI, Ltd. common stockholders	$(1,221,000)	$(967,000)	$(2,280,000)	$(731,000)

Basic (loss) / income per common share	$(0.05)	$(0.05)	$(0.10)	$(0.04)

Diluted (loss) / income per common share	$(0.05)	$(0.05)	$(0.10)	$(0.04)

Weighted average number of shares and equivalent shares of common stock outstanding:
Basic	25,848,187	20,096,955	22,517,270	19,243,656

Diluted	25,848,187	20,096,955	22,517,270	19,243,656

See accompanying notes to condensed consolidated unaudited financial statements

Yunhong Green CTI, LTD

Unaudited Condensed Consolidated Statements of Cash Flows

Dollars rounded to nearest thousand $000 for presentation

	For the Nine Months Ended September 30,
	2024	2023

Cash flows from operating activities:
Net income/(loss)	$(2,182,000)	$(720,000)
Adjustments to reconcile net income/(loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	181,000	211,000
Equity compensation expense	133,000	16,000
Change in assets and liabilities:
Accounts receivable	1,779,000	685,000
Inventories	(61,000)	(203,000)
Prepaid expenses and other assets	(23,000)	(22,000)
Trade payables	651,000	87,000
Accrued liabilities	384,000	(496,000)

Net cash provided by (used in) operating activities	862,000	(442,000)

Cash flows from investing activities:
Purchases of property, plant and equipment	(302,000)	(136,000)

Net cash used in investing activities	(302,000)	(136,000)

Cash flows from financing activities:
Receipt for preferred stock issuance	500,000	-
Repayment of note payable, related party	(1,000,000)	-
Net advances (repayments) of term loan	(47,000)	(135,000)
Net advances (repayments) on revolving line of credit	(929,000)	631,000

Net cash (used in) provided by financing activities	(1,476,000)	496,000

Net (decrease) / increase in cash and cash equivalents	(916,000)	(82,000)

Cash and cash equivalents at beginning of period	921,000	146,000

Cash and cash equivalents at end of period	$5,000	$64,000

Supplemental disclosure of cash flow information and noncash investing and financing activities:
Cash payments for interest	$655,000	$364,000
Accretion of dividends on preferred stock	$98,000	$11,000
Common stock issued in exchange for assets acquired	$6,250,000	$-
Allocation of proceeds from preferred stock financing to the issuance of warrants for preferred stock	$814,000	-
Reclassification of advances upon issuances of preferred stock	$1,500,000	$-
Conversion of notes and deposits into common stock	$-	$885,000
Conversion of Series B preferred stock into common stock	$-	$1,500,000

See accompanying notes to condensed consolidated unaudited financial statements

Yunhong Green CTI, Ltd

Unaudited Consolidated Statements of Stockholders’ Equity

Dollars (not share data) rounded to nearest thousand $000 for presentation

								Accumulated	Less
	Series E Preferred Stock		Series F Preferred Stock		Common Stock		Paid-in	(Deficit)	Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	TOTAL

Balance December 31, 2023					20,815,595	$21,283,000	$6,967,000	$(24,357,000)	(43,658)	$(161,000)	$3,732,000

Series E Preferred Stock Issuance	130,000	771,000					529,000				$1,300,000
Series F Preferred Stock Issuance			70,000	415,000			285,000				$700,000
Series E Accrued Deemed Dividend		9,000					(9,000)				$-
Series F Accrued Deemed Dividend				5,000			(5,000)				$-
Stock Issuance					-						$-
Equity Compensation Charge				-			122,000				$122,000
Net Income (Loss)								(576,000)			$(576,000)
Balance March 31, 2024	130,000	$780,000	70,000	$420,000	20,815,595	$21,283,000	$7,889,000	$(24,933,000)	(43,658)	$(161,000)	$5,278,000

Series E Accrued Deemed Dividend		36,000					(36,000)				$-
Series F Accrued Deemed Dividend				20,000			(20,000)				$-
Common Stock Issued for Assets Acquired					5,000,000	6,250,000					$6,250,000
Stock Issuance - Vesting Milestone					76,250						$-
Equity Compensation Charge				-			5,000	1,000			$6,000
Net Income (Loss)								(414,000)			$(414,000)
Balance June 30, 2024	130,000	$816,000	70,000	$440,000	25,891,845	$27,533,000	$7,838,000	$(25,346,000)	(43,658)	$(161,000)	$11,120,000

Series E Accrued Deemed Dividend		18,000					(18,000)				$-
Series F Accrued Deemed Dividend				10,000			(10,000)				$-
Common Stock Issued for Assets Acquired					-	-					$-
Stock Issuance - Vesting Milestone					-						$-
Equity Compensation Charge				-			6,000	-			$6,000
Net Income (Loss)								(1,193,000)			$(1,193,000)
Balance September 30, 2024	130,000	$834,000	70,000	$450,000	25,891,845	$27,533,000	$7,816,000	$(26,539,000)	(43,658)	$(161,000)	$9,933,000

Yunhong Green CTI, Ltd

Unaudited Consolidated Statements of Stockholders’ Equity

Dollars (not share data) rounded to nearest thousand $000 for presentation

						Accumulated	Less
	Series B Preferred Stock		Common Stock		Paid-in	(Deficit)	Treasury Stock
	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	TOTAL

Balance December 31, 2022	170,000	$1,851,000	16,102,749	$21,283,000	$3,895,000	$(24,122,000)	(43,658)	$(161,000)	$2,746,000

Series B Convertible Preferred Stock Issuance	(170,000)	(1,862,000)	1,888,078		1,862,000				$-
Common Stock issued for notes payable and investor deposit		-	1,908,336		884,000				$884,000
Accrued Deemed Dividend - Series B Preferred Stock		11,000			(11,000)				$-
Equity Compensation Charge			116,250		7,000	2,000			$9,000
Net Income (Loss)						396,000			$396,000
Balance March 31, 2023	-	$-	20,015,413	$21,283,000	$6,637,000	$(23,724,000)	(43,658)	$(161,000)	$4,035,000

Equity Compensation Charge					$5,000				5,000
Broker issuance			125,000
Net Income (Loss)						(151,000)			$(151,000)
Balance June 30, 2023	-	$-	20,140,413	$21,283,000	$6,642,000	$(23,875,000)	(43,658)	$(161,000)	$3,889,000

Equity Compensation Charge					$4,000				4,000
Broker issuance			-
Net Income (Loss)						(967,000)			$(967,000)
Balance September 30, 2023	-	$-	20,140,413	$21,283,000	$6,646,000	$(24,842,000)	(43,658)	$(161,000)	$2,926,000

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

Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America. Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2024. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2023, filed on March 29, 2024, which can be found on the Company’s website (www.ctiindustries.com) or www.sec.gov.

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

Segments:

The Company views its operations and manages its business as one segment, both in terms of geography and operations. All manufacturing occurs in the United States. On June 30, 2024, the Company acquired production assets in China (see Note 4) but has not yet commenced operations within this subsidiary.

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

As of September 30, 2024 and 2023, shares to be issued upon the exercise of warrants aggregated 556,000 and 128,000, respectively. No options were outstanding for the six months ended September 30, 2024 and 2023. The number of shares included in the determination of earnings on a diluted basis for the three months ended September 30, 2024 and 2023 were none, as doing so would have been anti-dilutive.

Significant Accounting Policies:

The Company’s significant accounting policies are summarized in Note 2 of the Company’s consolidated financial statements for the year ended December 31, 2023.

The Financial Accounting Standards Board (“FASB”) issued ASU (2020-06) which was adopted by us on January 1, 2024. The ASU changed the accounting for convertible instruments. Notably, this guidance removed the beneficial conversion feature (“BCF”) model that we followed in the past for Convertible Preferred Stock issuances A, B, C and D. There was no beneficial conversion feature charge to be accounted for upon issuance of the Series E Convertible Preferred Stock and Series F Convertible Preferred Stock during the nine months ended September 30, 2024.

Other than the above, there were no significant changes to the Company’s accounting policies during the three and nine months ended September 30, 2024.

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

Other income/expense - The Company applied for Employee Retention Tax Credits during 2021, most of which were factored during 2022 and cash received. Income related to the factored credit filings was recognized when the returns were processed by the US Government during 2023. As such, income of $895,000 was recognized during the nine months ended September 30, 2023, for which cash was received during 2022.

Note 2 – Liquidity and Going Concern

The Company’s financial statements are prepared using U.S. GAAP applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has a cumulative net loss from inception to September 30, 2024 of approximately $26 million and had less than $0.1 million of cash as of September 30, 2024. The Company’s cash resources from operations may be insufficient to meet its anticipated needs during the next twelve months. If the Company does not execute its plan, it may require additional financing to fund its future planned operations.

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

Interest on the Senior Facilities is set at the prime rate published from time to time published in the Wall Street Journal (8.0% as of September 30, 2024), plus 1.95% per annum, accruing daily and payable monthly. Interest shall be calculated on the basis of a 360-day year for the actual number of days elapsed. The Term Loan Facility shall be repaid by the Company to Lender in 48 equal monthly installments of principal and interest, each in the amount of $15,000, commencing on November 1, 2021, and continuing on the first day of each month thereafter until the Term Loan Maturity Date (as defined in the Agreement). Also, the Company paid the Lender collateral monitoring fees of 4.62% of the eligible accounts receivable, inventory, and equipment supporting the Revolving Credit Facility and the Term Loan.

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

The Senior Facilities require that the Company maintain Tangible Net Worth of at least $4,000,000 or greater (“Minimum Tangible Net Worth”). Minimum Tangible Net Worth may be adjusted downward by the Lender, from time to time, in its sole and absolute discretion, based on the effect of non-cash charges and other factors on the calculation of Tangible Net Worth. Other debt subordinated to Lender is not considered as a reduction of this calculation. The Company believes it was in compliance with this covenant for all relevant months, including as of September 30, 2024 and December 31, 2023, respectively.

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

As of September 30, 2024 and December 31, 2023, the term loan balance amounted to $0.6 and $0.7 million, respectively, which consisted of the principal and interest payable balance of $0.6 and $0.7 million, respectively and deferred financing costs of approximately $24,000 and $40,000, respectively. The balance of the Revolving Line of Credit as of September 30, 2024 and December 31, 2023 amounted to $4,062,000 and $4,991,000, respectively.

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

Note 4 - Shareholders’ Equity

Series E Convertible Preferred Stock

In March 2024, the Company amended its Articles of Incorporation to authorize the issuance of 130,000 shares of Series E Convertible Preferred Stock (“Series E Preferred”) resulting in gross proceeds of $1.3 million from an unrelated third party. In aggregate, between Series E Preferred and Series F Convertible Preferred Stock (“Series F Preferred”) financings, $1.5 million of the total Series E and F proceeds were received as an advance prior to December 31, 2023. These funds advanced were initially classified as a current liability until the agreement was finalized and shares were issued, at which time it was reclassified as equity, similar to the prior Convertible Preferred issuances. The issuance of the Series E Preferred Stock resulted in an allocation of $0.8 million to the convertible preferred stock and $0.5 million to the warrants described below and classified as Additional Paid-In Capital. Holders of the Series E Preferred will be entitled to receive quarterly dividends at the annual rate of 8.5% of the stated value ($10 per share) and have a liquidation preference over common stock. Such dividends may be paid in cash or otherwise based on the terms of the agreement. In addition, 361,400 warrants to purchase the Company’s common stock were issued with respect to this transaction. These warrants are exercisable until March 2027, at the lower of $1.52 per share or 90% of the variable price based on the ten day volume weighted average price (“VWAP”) of the Company’s common stock. Accrued dividends of $18,000 and $63,000 were recorded for the three and nine months ended September 30, 2024.

Series F Convertible Preferred Stock

In March 2024, the Company amended its Articles of Incorporation to authorize the issuance of 70,000 shares of Series F Preferred resulting in gross proceeds of $0.7 million from an unrelated third party. As disclosed above certain of these proceeds were received as an advance prior to December 31, 2023. This investment was initially classified as a current liability until the agreement was finalized and shares were issued, at which time it was classified as equity, similar to the prior Convertible Preferred issuances. The issuance of the Series F Preferred Stock resulted in an allocation of $0.4 million to the convertible preferred stock and $0.3 million to the warrants described below and classified as Additional Paid-In Capital. Holders of the Series F Preferred will be entitled to receive quarterly dividends at the annual rate of 8.5% of the stated value ($10 per share) and have a liquidation preference over common stock. Such dividends may be paid in cash or stock, at the Company’s discretion, based on the terms of the agreement. In addition, warrants to purchase 194,600 shares of the Company’s common stock were issued with respect to this transaction. These warrants are exercisable until March 2027, at the lower of $1.52 per share or 90% of the variable price based on the ten day volume weighted average price (“VWAP”) of the Company’s common stock prior to exercise. Accrued dividends of $10,000 and $35,000 were recorded for the three and nine months ended September 30, 2024, respectively.

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

The valuation assumptions we have applied to determine the fair value of warrants issued in 2024 were as follows:

-	Historical stock price volatility: The Company used the weekly closing price to calculate historical annual volatility which was a range from 68% - 241%.

-	Risk-free interest rate: The Company bases the risk-free interest rate on the rate payable on US treasury securities with a similar maturity in effect at the time of the grant, which was 5.55%.

-	Expected life: The expected life of the warrants represents the period of time warrants were expected to be outstanding. The Company used an expected life of 5 years which is consistent with the contractual term.

-	Dividend yield: The estimate for dividend yield is 0%, as the Company did not issue dividends during 2020 through 2024 and does not expect to do so in the foreseeable future.

-	Estimated forfeitures: When estimating forfeitures, the Company considers historical terminations as well as anticipated retirements.

A summary of the Company’s stock warrant activity is as follows:

	Shares under Option (warrant)	Weighted Average Exercise Price
Balance at December 31, 2023	-	$-
Granted	556,000	1.52
Cancelled/Expired	-	-
Exercised/Issued	-	-
Outstanding at September 30, 2024	556,000	1.52

Exercisable at September 30, 2024	556,000	$1.52

As of September 30, 2024 the Company reserved the following shares of its common stock for the exercise of warrants, and preferred stock:

2024 Warrants	556,000
Shares reserved as of September 30, 2024	556,000

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

Asset acquisition in exchange for common stock

As of June 30, 2024, our wholly owned subsidiary, Yunhong Technology Industry (Hubei) Co,. Ltd., acquired certain assets of Yunhong Environmental Protection Technology Co., Ltd. and Yunhong China Group (together the “Selling Parties”) pursuant to an Asset Purchase Agreement. The Selling Parties are affiliated entities of certain stockholders of the Company. In accordance with the terms and conditions of the Asset Purchase Agreement, and transferred 5 million shares of the Company’s common stock having a fair value of $6.25 million as consideration. The Company has initially assigned a fair value of $4.05 million to machinery and equipment and $2.2 million represents a prepayment to the Selling Parties for the Company’s anticipated operational expenses, which the Selling Parties will pay on the Company’s behalf. This prepayment balance is classified as prepaid expenses, non-current on the Condensed Consolidated Balance Sheets as of September 30 and June 30, 2024, respectively. No other assets or liabilities were transferred as part of this transaction. The Asset Purchase Agreement was evaluated under the guidance in ASC 805, Business Combinations and management determined this does not constitute the acquisition of a business. As a result, this transaction was treated as an asset purchase. No expenditures have occurred as of September 30, 2024 as operations have not commenced.

Note 5 - Legal Proceedings

The Company may be party to certain lawsuits or claims arising in the normal course of business. The ultimate outcome of these matters is unknown but, in the opinion of management, we do not believe any of these proceedings will have, individually or in the aggregate, a material adverse effect upon our financial condition, cash flows or future results of operation.

Note 6 - Inventories

	September 30, 2024	December 31, 2023
Raw materials	$1,197,000	$1,156,000
Work in process	2,563,000	2,511,000
Finished goods	4,092,000	4,124,000
Total inventories	$7,852,000	$7,791,000

Note 7 - Concentration of Credit Risk

Concentration of credit risk with respect to trade accounts receivable is generally limited due to the large number of entities comprising the Company’s customer base. The Company performs ongoing credit evaluations and provides an allowance for potential credit losses against the portion of accounts receivable which is estimated to be uncollectible. Such losses have historically been within management’s expectations. During the three and nine months ended September 30, 2024 and 2023, there were two customers whose purchases represented more than 10% of the Company’s consolidated net sales. Sales to these customers for the three and nine months ended September 30, 2024 and 2023 are as follows:

	Three Months Ended		Three Months Ended
	September 30, 2024		September 30, 2023
Customer	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Customer A	$1,731,000	68%	$1,097,000	56%
Customer B	$129,000	5%	$239,000	12%

	Nine Months Ended		Nine Months Ended
	September 30, 2024		September 30, 2023
Customer	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Customer A	$6,651,000	56%	$6,007,000	53%
Customer B	$2,823,000	24%	$2,559,000	23%

As of September 30, 2024, the total amounts owed to the Company by these customers were approximately $2,077,000 or 95% of the Company’s consolidated net accounts receivable. The amounts owed at September 30, 2023 by these customers were approximately $806,000 or 81% of the Company’s consolidated net accounts receivable.

Note 8 - Related Party Transactions

John H. Schwan, who resigned as Chairman of the Board on June 1, 2020, has made loans to the Company. Mr. Schwan is the father of Jana Schwan, the Company’s Chief Operating Officer. Note 3 and 4 to these interim financial statements discloses information about the current outstanding loan and Asset Purchase Agreement, respectively.

Note 9 - Leases

We adopted ASC Topic 842 (Leases) on January 1, 2019. In July 2020, the Company is party to a lease agreement for a building that, as amended, extends to December 2025. The monthly lease payments are $36,000. The Company uses the incremental borrowing rate of 11%.

Note 10 – Subsequent Events

On October 21, 2024, we received notice from Nasdaq that the closing bid price of our common stock had been under $1 for 30 consecutive trading days. The Company has until April 21, 2025 to correct this issue or else is at risk of being delisted. Once the Company’s common stock closes above $1 for a minimum of ten consecutive days the Nasdaq will confirm that is has regained compliance with the bid price rule. The Company intends to continue to trade on Nasdaq.

On October 30, 2024, our Chief Executive Officer and Acting Chief Financial Officer, Frank Cesario, resigned effective November 8, 2024. He remains a member of the Board of Directors. Ms. Jana Schwan, Chief Operating Officer since 2020, has been named Chief Executive Officer of the Company.

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

Overview

We produce film products for novelty, packaging and container applications. These products include foil balloons, latex balloons and related products, films for packaging and custom product applications, and flexible containers for packaging and consumer storage applications. We produce all of our film products for packaging, container applications and most of our foil balloons at our plant in Lake Barrington, Illinois. We used to produce our latex balloons and latex products at a majority-owned facility in Guadalajara, Mexico (Flexo Universal, or Flexo). This facility was sold during October 2021. Now the Company purchases latex balloons from an unrelated vendor and distributes in the United States, particularly to those customers that prefer a combined solution for foil and latex balloons.. Substantially all of our film products for packaging and custom product applications are sold to customers in the United States. We market and sell our novelty items, Balloon inspired gifts (balloons and candy arranged to look like a flower bouquet for gifting) and flexible containers for consumer use primarily in the United States. During 2023 we changed our name to include “Green”, to communicate our intention to supply biodegradable and compostable materials to the marketplace that our developed by our partners in Asia. We created a new subsidiary, in part, for this purpose.

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

Interest on the Senior Facilities was set at the prime rate published from time to time published in the Wall Street Journal (8.0% as of September 30, 2024), plus 1.95% per annum, accruing daily and payable monthly. Interest shall be calculated on the basis of a 360-day year for the actual number of days elapsed. The Term Loan Facility shall be repaid by the Company to Lender in 48 equal monthly installments of principal and interest, each in the amount of $15,000, commencing on November 1, 2021, and continuing on the first day of each month thereafter until the Term Loan Maturity Date (as defined in the Agreement). Also, the Company paid the Lender collateral monitoring fees of 4.62% of the eligible accounts receivable, inventory, and equipment supporting the Revolving Credit Facility and the Term Loan.

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

The Senior Facilities require that the Company maintain Tangible Net Worth of at least $4,000,000 or greater (“Minimum Tangible Net Worth”). Minimum Tangible Net Worth may be adjusted downward by the Lender, from time to time, in its sole and absolute discretion, based on the effect of non-cash charges and other factors on the calculation of Tangible Net Worth. Other debt subordinated to Lender is not considered as a reduction of this calculation. The Company believes it was in compliance with this covenant for all relevant months, including as of September 30, 2024 and December 31, 2023, respectively.

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

As of September 30, 2024 and December 31, 2023, the term loan balance amounted to $0.6 million and $0.7 million, respectively, which consisted of the principal and interest payable balance of $0.6 million and $0.7 million, respectively, and deferred financing costs of approximately $24,000 and $40,000, respectively. The balance of the Revolving Line of Credit as of September 30, 2024 and December 31, 2023 amounted to $4,062,000 and $4,991,000, respectively.

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

Results of Operations

Net Sales. For the three month periods ended September 30, 2024 and 2023, net sales were $2,540,000 and $1,923,000, respectively.

For the three-month period ended September 30, 2024 and 2023, net sales by product category were as follows:

	Three Months Ended
	September 30, 2024		September 30, 2023
	$		$
Product Category	(000) Omitted	% of Net Sales	(000) Omitted	% of Net Sales	Variance	% change

Foil Balloons	$2,322	91%	$1,701	88%	$621	37%

Film Products	129	5%	68	4%	61	90%

Other	89	4%	154	8%	(65)	(42)%

Total	$2,540	100%	$1,923	100%	$617	32%

For the nine month periods ended September 30, 2024 and 2023, net sales were $11,788,000 and $11,033,000, respectively.

For the nine month period ended September 30, 2024 and 2023, net sales by product category were as follows:

	September 30, 2024		September 30, 2023
	$		$
Product Category	(000) Omitted	% of Net Sales	(000) Omitted	% of Net Sales	Variance	% change

Foil Balloons	$8,493	72%	$8,113	74%	$380	5%

Film Products	605	5%	746	7%	(141)	(19)%

Other	2,690	23%	2,174	19%	516	24%

Total	$11,788	100%	$11,033	100%	$755	7%

Foil Balloons. Revenues from the sale of foil balloons increased during the three months period from $1,701,000 ending September 30, 2023 compared to $2,322,000 during the three month period of 2024. Revenues from the sale of foil balloons increased during the nine month period from $8,113,000 ending September 30, 2023 compared to $8,493,000 during the nine month period of 2024. Order flow from our largest customer was the cause of this increase.

Films. Revenues from the sale of commercial films were $129,000 and $605,000 during the three and nine month periods ended September 30, 2024, compared to $68,000 and $746,000 during the same periods of 2023. Order flow in this area has been historically inconsistent, impacted in part by consolidation in the industry, including our customers, as well as a large number of competitors.

Other Revenues. Revenues from the sale of other products were $89,000 and $2,690,000 during the three and nine month periods ended September 30, 2024, compared to $154,000 and $2,174,000 during the same periods of 2023. The revenues from the sale of other products during these periods include (i) sales of a line of balloon-inspired gift items and similar products consisting of candy and small inflated balloons sold in small containers, (ii) latex balloons, and (iii) the sale of accessories and supply items related to balloon products. The increase in Other Revenues during the nine months ended September 30, 2024 was driven by increased orders for balloon-inspired gifts from the Company’s second largest customer.

Sales to a limited number of customers continue to represent a large percentage of our net sales. The table below illustrates the impact on sales of our top three and ten customers for the three month periods ended September 30, 2024 and 2023.

	Three Months Ended September 30,
	% of Sales
	2024	2023

Top 3 Customers	79%	75%

Top 10 Customers	90%	87%

	Nine Months Ended September 30,
	% of Sales
	2024	2023

Top 3 Customers	83%	80%

Top 10 Customers	93%	91%

During the three and nine months ended September 30, 2024 and 2023, there were two customers whose purchases represented more than 10% of the Company’s consolidated net sales. Sales to these customers for the three and nine months ended September 30, 2024 and 2023 are as follows:

	Three Months Ended		Three Months Ended
	September 30, 2024		September 30, 2023
Customer	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Customer A	$1,731,000	68%	$1,097,000	56%
Customer B	$129,000	5%	$239,000	12%

	Nine Months Ended		Nine Months Ended
	September 30, 2024		September 30, 2023
Customer	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Customer A	$6,651,000	56%	$6,007,000	53%
Customer B	$2,823,000	24%	$2,559,000	23%

As of September 30, 2024, the total amounts owed to the Company by these customers were approximately $2,077,000 or 95% of the Company’s consolidated net accounts receivable. The amounts owed at September 30, 2023 by these customers were approximately $806,000 or 81% of the Company’s consolidated net accounts receivable.

Cost of Sales. During the three and nine month period ended September 30, 2024, the cost of sales was $2,560,000 and $10,220,000, compared to $1,903,000 and $9,372,000 respectively for the same periods of 2023, with the change driven largely by changes in sales volume. As a percentage of sales, cost of sales was 101% and 87% during the three and nine months ended September 30, 2024, compared to 99% and 85% during the three and nine months ended September 30, 2023. During July 2024 we experienced a fire sprinkler failure in our warehouse which forced us to dispose of $0.2 million of product. Net of insurance proceeds, our inventory loss was approximately $40,000. Also, fourth quarter 2024 shipments are scheduled later in the quarter than in 2023, which reduced the amount of manufacturing cost capitalized into the annual seasonal inventory build.

General and Administrative. During the three and nine month periods ended September 30, 2024, general and administrative expenses were $751,000 and $2,449,000 compared to $677,000 and $2,294,000, respectively, for the same periods in 2023. The Company had higher than usual audit fees in both years. Of note are the one-time costs associated with reperforming audit procedures related to 2023 due to the Company’s former auditor being suspended from practicing before the SEC during May 2024. This resulted in $170,000 higher audit expenses during the three months ended September 2024 as compared to the same period of 2023.

Selling, Advertising and Marketing. During the three and nine month periods ended September 30, 2024, selling, advertising and marketing expenses were $220,000 and $633,000 as compared to $172,000 and $474,000, respectively, for the same periods in 2023. 2023 marked a low point in these expenses while 2024 inflected higher, including $45,000 in additional sales commissions based on product mix and the payroll cost associated with new product design.

Other Income (Expense). During the three and nine month periods ended September 30, 2024, the Company incurred interest expense of $201,000 and $655,000 compared to interest expense of $124,000 and $421,000, respectively, during the same periods of 2023. Interest expense increased as a result of market rate increases that remained elevated throughout 2024. The September 2023 refinance caused a shift from bank fees to interest, with the net result of this process change being approximately even. The Company applied for Employee Retention Tax Credits during 2021, most of which were factored during 2022 and cash received. Income related to the factored credit filings was recognized when the returns were processed by the US Government during 2023. As such, income of $895,000 was recognized during the nine months ended September 30, 2023, respectively, for which cash was received during 2022.

Financial Condition, Liquidity and Capital Resources

Cash Flow Items.

Operating Activities. During the nine months ended September 30, 2024, net cash provided by operations was $862,000, compared to net cash used in operations during the nine months ended September 30, 2023 of $442,000.

Significant changes in working capital items during the nine months ended September 30, 2024 included:

●	A decrease in accounts receivable of $1,779,000 compared to a decrease in accounts receivable of $685,000 in the same period of 2023.

●	An increase in inventory of $61,000 compared to an increase in inventory of $203,000 in 2023.

●	An increase in trade payables of $651,000 compared to an increase in trade payables of $87,000 in 2023.

●	An increase in prepaid expenses and other assets of $23,000 compared to an increase of $22,000 in 2023.

●	An increase in accrued liabilities of $384,000 compared to a decrease in accrued liabilities of $496,000 in 2023.

Investing Activity. During the nine months ended September 30, 2024, cash used in investing activity was $302,000, compared to cash used investing activity for the same period of 2023 in the amount of $136,000.

Financing Activities. During the nine months ended September 30, 2024, cash used in financing activities was $1,476,000 compared to cash provided by financing activities for the same period of 2023 in the amount of $496,000. Uses of cash in financing activity during the nine months ended September 30, 2024 consisted principally of changes in the balance of revolving debt of $0.9 million and a $1.0 million repayment of the related party note payable. $0.5 million of cash was provided by the issuances of convertible preferred stock during the nine months ended September 30, 2024.

Liquidity and Capital Resources.

At September 30, 2024, the Company had cash balances of $5,000 compared to a cash balance of $64,000 as of September 30, 2023.

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

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On April 1, 2024, the Company made a change with respect to its independent auditing firm, ending the relationship with BF Borgers, CPA PC (BFB) and engaging Wolf & Company, P.C. On May 3, 2024, the Company became aware that BFB had agreed to be suspended from appearing or practicing before the SEC. Because of this, the Company was no longer use audit reports or consent from BFB in future filings. Without the 2023 audit report, the Company’s new auditors needed to perform procedures related to 2023 balances in order to be able to perform an effective review of required 2024 filings, including the Form 10-Q for the periods ended March 31, 2024 and June 30, 2024. Until this was completed, the Company was not able to issue filings during 2024. The Company issued these filings on September 25 and September 26, 2024, respectfully.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of these disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e), as of September 30, 2024. Based on this evaluation, the Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) concluded that our disclosure controls and procedures were not effective as of September 30, 2024, the end of the period covered by this Quarterly Report on Form 10-Q due to the material weaknesses described below.

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

Management has assessed the effectiveness of our internal control over financial reporting as of September 30, 2024. In making our assessment of the effectiveness of internal control over financial reporting, management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

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

As a result of the material weaknesses, we have concluded that we did not maintain effective internal control over financial reporting as of September 30, 2024.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following are being filed as exhibits to this report:

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).
32**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101*	Interactive Data Files, including the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

**	furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 8, 2024	Yunhong CTI Ltd.

	By:	/s/ Frank J. Cesario
Frank J. Cesario
Acting Chief Financial Officer

By:	/s/ Frank J. Cesario
Frank J. Cesario
Chief Executive Officer

