Form 10-K
period 2024-12-31
YUNHONG GREEN CTI LTD.
filed 2025-04-15
CIK 1042187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Based upon the closing price of $1.25 per share of the Registrant’s Common Stock as reported on NASDAQ Capital Market tier of The NASDAQ Stock Market on June 28, 2024, the aggregate market value of the voting common stock held by non-affiliates of the Registrant was then approximately $10,000,000. (The determination of stock ownership by non-affiliates was made solely for the purpose of responding to the requirements of the Form and the Registrant is not bound by this determination for any other purpose.)

The number of shares outstanding of the Registrant’s Common Stock as of March 20, 2025 was 25,891,845 (excluding treasury shares).

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders (the “2024 Proxy Statement”) is incorporated by reference in Part III of this Form 10-K to the extent stated herein. The 2024 Proxy Statement, or an amendment to this Form 10-K, will be filed with the SEC within 120 days after December 31, 2024. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as a part hereof.

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

In 2024, our revenues from our product lines, as a percent of total revenues were:

●	Novelty Products	64% of revenues
●	Flexible Film Products	5% of revenues
●	Balloon-inspired gifts and Other Products	31% of revenues

We are an Illinois corporation with our principal offices and plant at 22160 N. Pepper Road, Lake Barrington, Illinois.

Business Strategies and Developments

Our business strategies, and recent developments related to our business, include:

●	Management. During 2024 Ms. Jana Schwan became our Chief Executive Officer after having served as Chief Operating Officer since 2020, Vice President of Operations and a number of other roles of increasing responsibility during her 20 years with the Company. During 2021, Mr. Cesario rejoined the Company’s Board of Directors. During January 2022, Mr. Cesario rejoined the Company as Chief Executive Officer and Acting Chief Financial Officer until November 2024 when he resigned from his employee positions but retained his role on the Board of Directors. Mr. Yubao Li has been Chairman of the Board of Directors since 2020.

●	Financing. We entered into a credit facility during September 2021 that was extended during 2023 expiring September 2025. We have been in compliance with this credit facility since inception.

●	Strategy. Our management determined to focus on achieving growth and profitability within the current scope of our core product lines – foil balloons and related products – from our United States based business. In addition, we seek to leverage advancements in compostable materials from a group of companies based in China that are directly or indirectly controlled by our Chairman and director, Mr. Yubao Li (collectively, and including LF International plc, these other companies are referred to herein as the “Yunhong Companies” or “Yunhong Group”). We believe the combination of traditional product optimization with risk-managed investment in new materials is the right combination for our company.

●	Focus on our Core Assets and Expertise. We have been engaged in the development, production and sale of film and container products for 40 years and have developed assets, technology and expertise which, we believe, enable us to develop, manufacture, purchase, market and sell innovative products of high quality within our areas of knowledge and expertise. We have focused our efforts on these core assets and areas of expertise – film novelty products, specialty film products, laminated films and printed films – to develop new products, to market and sell our products and to build our revenues.

●	Develop New Products, Product Improvements and Technologies. We engage in research, design, innovation and development for the purpose of developing and improving products, materials, methods and technologies within our core product categories. We work to develop and identify new products, to improve existing products and to develop new technologies within our core product areas in order to enhance our competitive position and increase our sales. We seek to leverage our technology to develop innovative and proprietary products. In our novelty product lines, our development work includes new designs, new character licenses, new product developments, new materials and improved production methods. We work with customers to develop custom film products which serve the unique needs or requirements of the customer. We seek to leverage the advancements of other Yunhong Companies.

●	Develop New Channels of Distribution and New Sales Relationships. We seek to organically develop new channels of distribution and new sales relationships, both for existing and new products. Over the past several years, we have developed new distributors and customers for our products in the United States and in Europe, Mexico, Latin America and Australia. We also look to leverage resources within the Yunhong China Group for a wide range of topics, from sales to sourcing.

●	Product and Line Extensions. We intend to pursue new product lines and product line extensions, through internal developments.

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

We sometimes engage in advertising and promotional activities to promote the sale of our balloon products. We produce catalogs of our balloon products and also prepare various flyers and brochures for special or seasonal products, which we disseminate to customers, potential customers and others. We maintain websites which show images of our products.

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

Production and Operations

We conduct our operations at our facilities including: (i) our 69,000 square feet facility in Lake Barrington, Illinois, incorporating our headquarters office, production and warehouse space, and (ii) our 69,000 square foot facility in Elgin, Illinois consisting of warehouse, packaging and office space.

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

Many of the foil balloons we produce and sell are intended to be filled with helium in order to be buoyant. Over the past several years, the price of helium has fluctuated substantially and the availability of helium has, on occasion, been limited. During 2018 and 2019, the availability of helium declined and the cost of helium increased. The supply of helium improved significantly until 2022, when another set of supply disruptions caused significant price escalation of helium. The price of helium has gradually decreased during the second half of 2022 and through 2024. Any future occurrence of limited availability and/or an increase in the cost of helium could adversely affect our sales of foil balloons.

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

Research and Development

We maintain a product development and research group for the development or identification of new products, product designs, product components and sources of supply. Research and development includes (i) creative product development and design, (ii) creative marketing, and (iii) engineering development. During each of the fiscal years ended December 31, 2024 and 2023, we estimate that the total amount spent on research and development activities was approximately $200,000 and $200,000, respectively.

Employees

As of December 31, 2024, the Company had 52 full-time employees in the United States, of whom 12 are executive or supervisory, 2 are in sales, 25 are in manufacturing or warehouse functions and 13 are clerical. The Company is not a party to any collective bargaining agreement in the United States, has not experienced any work stoppages, and believes that its relationship with its employees is satisfactory.

Beginning November 2018, the Company experienced severe difficulty in securing adequate seasonal workers in its US operations, forcing it to pay substantially higher costs in the form of overtime and a holiday premium. The Company expects its local labor market in the US (near Chicago) to continue to become more costly over time, which, if not changed, would negatively impact its future profitability. The Company has introduced additional automation features in its production lines beginning 2022 and expects to continue to implement automation tools.

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

International Operations

The Company formed a wholly owned subsidiary, Yunhong Technology (Hubei) Co. Ltd., in the Hubei Province of China. On June 30, 2024, the Company, through the China subsidiary, acquired certain production assets pursuant to an Asset Purchase Agreement and in exchange for 5 million shares of the Company’s common stock, which was valued at $6.25 million.

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

Our business and results of operations have been and may continue to be negatively impacted by public health crises or similar issues.

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

Throughout 2021 and into 2022 the landscape improved from 2020, but the issue drove elements of disruption in the ability to travel, attract and retain workers, manage production configurations and protocols, the supply chain and customer base. While we cannot predict the duration or scope of any issue similar to the COVID-19 pandemic, the resurgence of infections in one or more markets, or the impact of vaccines across the globe, this has negatively impacted our business and is expected to continue to impact our financial results, condition and outlook in a way that may be material.

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

Beginning in February 2022 we saw a dramatic increase in the price of helium. We understand Russia to be a net exporter of helium prior to February 2022, and at that time one of the largest manufacturing facilities in the United States was damaged by fire. Our largest product line consists of balloons that are filled with helium by customers. When the cost of helium increases, our customers become more likely to temporarily not carry helium, or to increase prices to customers that may have a negative impact on ultimate demand. From May 2022 through the end of 2023, we believe our revenue was negatively impacted by several million dollars due to the price of helium. The price of helium gradually reduced during 2022, 2023 and 2024. To the extent that the price of helium exceeds a normal range, the more negatively our business will be impacted.

Staffing levels

As a lean manufacturer our employees perform multiple roles within our company. While we have managed succession in the past and intend to continue doing so, any failure to recruit and retain qualified individuals may negatively impact our financial results and ability to perform as intended.

Machinery and Equipment

During the first half of 2024 we had multiple instances of equipment failure. While this equipment has been repaired or replaced, the repair costs and in certain cases the need to run product on third party equipment negatively impacted our financial results. To the extent equipment does not perform as intended, our results may be negatively impacted.

Subsidiary in China

As of June 30, 2024, our wholly owned subsidiary, Yunhong Technology Industry (Hubei) Co,. Ltd., acquired certain assets of Yunhong Environmental Protection Technology Co., Ltd. and Yunhong China Group (together the “Selling Parties”) pursuant to an Asset Purchase Agreement. 5 million shares of our common stock were used to acquire manufacturing equipment, as well as an obligation for the Selling Parties to pay for certain expenses of our entity. This arrangement is new for the Company. Any failures to manage and realize productivity in this new subsidiary would negatively impact our financial results.

Our common stock may not trade efficiently

During 2024 we were informed by Nasdaq that the bid price of our common stock had been below $1 for an extended period of time and that we risked being delisted if that problem was not satisfactorily resolved. We have until April 21, 2025 to regain compliance with the minimum bid requirement for continued listing or else expect to be removed from Nasdaq.

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

Item No. 2 – Properties

We executed a sale and leaseback transaction during 2021 on our principal plant and offices located in Lake Barrington, Illinois, approximately 45 miles northwest of Chicago, Illinois. The facility includes approximately 69,000 square feet of office, manufacturing and warehouse space. The lease is for ten years, and annual rent increases from $500,000 the first year to $652,000 during the final year.

During 2021 we entered into a sublease agreement, which was most recently extended during 2024, now expiring on December 31, 2028 to rent approximately 69,000 square feet of warehouse and assembly space in Elgin, Illinois. The annual lease cost for this facility will rise to $510,000 during the final year of the lease.

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

As of December 31, 2024 there were approximately 400 holders of record of the Company’s Common Stock. The Company’s total number of beneficial owners of common stock of the Company was approximately 30.

The Company did not pay any cash dividends on its Common Stock during 2024 or 2023 and has no plans to pay dividends in the foreseeable future. Under the terms of the Company’s current loan agreements, the amount of dividends the Company may pay is limited by the terms of the financial covenants. During 2024 the Company received a deficiency notice from NASDAQ for failure to maintain the required $1 bid price during a 30 day period in 2024. The Company has until April 21, 2025 to regain compliance with the continued listing standard related to minimum bid price which is required to keep this listing.

On March 19, 2025, our common stock closed at $1.08 per share.

Equity Compensation Plan Information

There were no stock option incentive plans outstanding as of December 31, 2024. Effective January 2022, and in accordance with the Employment Agreement of Chief Executive Officer Frank Cesario, a grant of restricted stock was made in the amount of 250,000 shares. 25,000 shares vested immediately, while the remaining 225,000 are subject to performance conditions as further detailed in the share grant. During 2024, Frank Cesario departed the Company, and as such any unvested restricted stock was forfeited.

● The restrictions on 56,250 shares of the award will lapse and the award will vest when the Company’s trailing-twelve-month EBITDA equals or exceeds $1 million at any time on or after January 1, 2022. During April 2024 the Compensation Committee determined this condition had been satisfied.

● The restrictions on 56,250 shares of the award would have lapsed and the award vested in the event the Company’s common shares trade at or above $5/share for ten or more consecutive trading days. This grant has expired unvested.

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

Upon taking the role of Chief Executive Officer during November 2024, Ms. Schwan was granted restricted stock in the amount of 250,000 shares. 25,000 shares vested upon 30 days of service, while the remaining 225,000 are subject to performance conditions as further detailed in the share grant. Specifically, the restrictions on the remaining 225,000 shares will lapse based on satisfaction of the following performance goals and objectives and continued employment through the date of meeting such targets:

● The restrictions on 56,250 shares of the award will lapse and the award will vest when the Company’s trailing-twelve-month EBITDA equals or exceeds $0.7 million at any time on or after January 1, 2026.

● The restrictions on 56,250 shares of the award will lapse and the award will vest in the event the Company’s common shares trade at or above $3/share for ten or more consecutive trading days.

● The restrictions on 56,250 shares of the award will lapse and the award will vest if Ms. Schwan remains an employee of the Company as of January 1, 2027.

● The restrictions on 56,250 shares of the award will lapse and the award will vest in the event the Company is able to refinance its credit facility which concludes per its terms during September 2025.

The Compensation Committee (as defined in the Plan) shall be responsible for determining when the conditions above have been satisfied. The Company records compensation expense with each vesting and records a likelihood of vesting weighted analysis to the extent it has visibility to do so with a related grant date market value when such visibility is present. Without such visibility, it considers such probability as de minimis until additional information is available.

Asset acquisition in exchange for common stock

As of June 30, 2024, our wholly owned subsidiary, Yunhong Technology Industry (Hubei) Co,. Ltd., acquired certain assets of Yunhong Environmental Protection Technology Co., Ltd. and Yunhong China Group (together the “Selling Parties”) pursuant to an Asset Purchase Agreement. The Selling Parties are affiliated entities of certain stockholders of the Company. In accordance with the terms and conditions of the Asset Purchase Agreement, Yunhong Green CTI Industries agreed to issue 5 million shares of the Company’s common share at a fair value of $6.25 million as consideration. As of December 31, 2024, the shares of common stock are in process of being formally issued to the Selling Parties. The Company has initially assigned a fair value of $4.05 million to machinery and equipment and $2.2 million represents prepayment to the Selling Parties for the Company’s anticipated operational expenses, which the Selling Parties will pay on the Company’s behalf. This prepayment balance is classified as prepaid expenses, non-current on the Consolidated Balance Sheets as of December 31, 2024. No other assets or liabilities were transferred as part of this transaction. The Asset Purchase Agreement was evaluated under the guidance in ASC 805, Business Combinations and management determined this does not constitute the acquisition of a business. As a result, this transaction was treated as an asset purchase. Operations have not yet commenced, with the exception of the Company $0.1 million of depreciation expense.

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

Recent changes in our capital structure include:

Series B Preferred Stock

In November 2020, we issued 170,000 shares of Series B Preferred for an aggregate purchase price of $1,500,000. The Series B Preferred have an initial stated value of $10.00 per share and liquidation preference over common stock. The Series B Preferred is convertible into shares of our common stock equal to the number of shares determined by dividing the sum of the stated value and any accrued and unpaid dividends by the conversion price of $1.00. The Series B Preferred accrues dividends at a rate of 8 percent per annum, payable at our election either in cash or shares of the Company’s common stock. The carrying value as of December 31, 2023 and December 31, 2022 amounted to none and $1,851,000, respectively. On February 1, 2023, the investor converted Series B Preferred into approximately 1.9 million shares of common stock, including accrued dividends.

Series E Convertible Preferred Stock

In March 2024, the Company amended its Articles of Incorporation to authorize the issuance of 130,000 shares of Series E Convertible Preferred Stock (“Series E Preferred”) resulting in gross proceeds of $1.3 million from an unrelated third party. In aggregate, between Series E Preferred and Series F Convertible Preferred Stock (“Series F Preferred”) financings, $1.5 million of the total Series E and F proceeds were received as an advance prior to December 31, 2023. These funds advanced were initially classified as a current liability until the agreement was finalized and shares were issued, at which time it was reclassified as equity. In addition, 361,400 warrants to purchase the Company’s common stock were issued with respect to this transaction. These warrants are exercisable until March 2027, at the lower of $1.52 per share or 90% of the variable price based on the ten-day volume weighted average price (“VWAP”) of the Company’s common stock. The issuance of the Series E Preferred Stock resulted in an allocation of $0.8 million to the convertible preferred stock and $0.5 million to the warrants described below and classified as Additional Paid-In Capital. Holders of the Series E Preferred will be entitled to receive quarterly dividends at the annual rate of 8.5% of the stated value ($10 per share) and have a liquidation preference over common stock. Such dividends may be paid in cash or otherwise based on the terms of the agreement. Accrued dividends $93,000 were recorded for the year ended December 31, 2024.

Series F Convertible Preferred Stock

In March 2024, the Company amended its Articles of Incorporation to authorize the issuance of 70,000 shares of Series F Preferred resulting in gross proceeds of $0.7 million from an unrelated third party. As disclosed above certain of these proceeds were received as an advance prior to December 31, 2023. This investment was initially classified as a current liability until the agreement was finalized and shares were issued, at which time it was classified as equity. In addition, warrants to purchase 194,600 shares of the Company’s common stock were issued with respect to this transaction. These warrants are exercisable until March 2027, at the lower of $1.52 per share or 90% of the variable price based on the ten-day volume weighted average price (“VWAP”) of the Company’s common stock prior to exercise. The issuance of the Series F Preferred Stock resulted in an allocation of $0.4 million to the convertible preferred stock and $0.3 million to the warrants described below and classified as Additional Paid-In Capital. Holders of the Series F Preferred will be entitled to receive quarterly dividends at the annual rate of 8.5% of the stated value ($10 per share) and have a liquidation preference over common stock. Such dividends may be paid in cash or stock, at the Company’s discretion, based on the terms of the agreement. Accrued dividends of $50,000 were recorded for the year ended December 31, 2024, respectively.

Deposits and Note Conversion to Common Stock

In connection with the 2021 sale and leaseback transaction of the Company’s primary facility in Lake Barrington, IL, the landlord advanced rent payments in the form of a note. The balance of that note on December 31, 2022 was approximately $172,000. The note paid 3% interest and was due March 2024. In addition, the same entity made investment deposits during 2022 that were recorded as short-term deposit liabilities. On February 1, 2023, our Board of Directors approved the conversion of these liabilities into common stock at a rate of approximately 84% of the volume weighted average price (VWAP) of the Company’s common stock during the period these deposits were received. In total, approximately $0.9 million of liabilities were converted into approximately 1.8 million shares of our common stock during 2023. Upon conversion, both the note and deposit liabilities were fully eliminated.

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

The valuation assumptions we have applied to determine the fair value of warrants issued in 2024 were as follows:

-	Historical stock price volatility: The Company used the weekly closing price to calculate historical annual volatility which was a range from 240% - 243%.

-	Risk-free interest rate: The Company bases the risk-free interest rate on the rate payable on US treasury securities with a similar maturity in effect at the time of the grant, which was 1.16%.

-	Expected life: The expected life of the warrants represents the period of time warrants were expected to be outstanding. The Company used an expected life of 3 years which is consistent with the contractual term.

-	Dividend yield: The estimate for dividend yield is 0%, as the Company did not issue dividends during 2020 through 2024 and does not expect to do so in the foreseeable future.

-	Estimated forfeitures: When estimating forfeitures, the Company considers historical terminations as well as anticipated retirements.

A summary of the Company’s common stock warrant activity is as follows:

	Shares under Option (warrant)	Weighted Average Exercise Price
Balance at December 31, 2023	-	$-
Granted	556,000	1.52
Cancelled/Expired	-	-
Exercised/Issued	-	-
Outstanding at December 31, 2024	556,000	$1.52

Exercisable at December 31, 2024	556,000	$1.52

As of December 31, 2024 the Company reserved the following shares of its common stock for the exercise of warrants, and preferred stock:

2024 Common Stock Warrants	556,000
Shares reserved as of December 31, 2024	556,000

REVENUE FROM OPERATIONS

Our revenues from operations from each of our product categories in each of the past two years have been as follows:

	Year Ended
	December 31, 2024		December 31, 2023
	$	% of	$	% of
Product Category	(000) Omitted	Net Sales	(000) Omitted	Net Sales

Foil Balloons	11,510	64%	11,885	67%

Film Products	847	5%	927	5%

Other	5,596	31%	4,992	28%

Total	17,953	100%	17,804	100%

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

Purchases by a limited number of customers represent a significant portion of our total revenues. During 2024 and 2023, respectively, sales to our top 10 customers represented 93% and 94%, respectively, of net revenues for each year. During 2024 and 2023, there were two customers to whom our sales represented more than 10% of net revenues.

Our principal customer sales for 2024 and 2023 were:

Customer	Product	2024 Sales	% of 2024 Revenues	2023 Sales	% of 2023 Revenues
Wal-Mart	Balloons; Gifts	$6,476,000	36%	$6,466,000	36%
Dollar Tree Stores	Balloons	$8,574,000	47%	$8,174,000	46%

The loss of one or both of these principal customers, or a significant reduction in purchases by one or both of them, could have a material adverse effect on our business.

We generally do not have agreements with our customers under which customers are obligated to purchase any specific or minimum amount of product from us.

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

Net Sales

For the fiscal year ended December 31, 2024, consolidated net sales of the sale of all products were $17,953,000 compared to consolidated net sales of $17,804,000 for the year ended December 31, 2023, an increase of 1% as more fully described below.

Sales of foil balloons were $11,510,000 in 2024 and $11,885,000 in 2023, a decrease of 3% is attributed to normal fluctuations of order flow and has caused decrease in sales for the year ended 2024 by 3%.

Sales of film products were $847,000 in 2024 and $927,000 in 2023, a decrease of 9%. Order flow in this area has been historically inconsistent, impacted in part by consolidation in the industry, including our customers, as well as a large number of competitors.

Sales of other products increased to $5,596,000 in 2024 from $4,992,000 in 2023, an increase of 12%. This category includes sales of balloon inspired gifts, which featured larger holiday orders than the prior year as well as the launch of an everyday offering.

Cost of Sales

Cost of sales decreased to $14,352,000 in 2024 compared to $14,546,000 in 2023, a decrease of 1.33%, which is negligible compared to an 1% increase in sales.

General and Administrative Expenses

General and administrative expenses increased to $3,396,000 in 2024 from $2,995,000 in 2023, an increase of 13%. The Company had higher than usual audit fees in 2024. Of note are the one-time costs associated with reperforming audit procedures related to 2023 due to the Company’s former auditor being suspended from practicing before the SEC during May 2024. This resulted in $300,000 higher audit expenses and related legal fees during 2024 as compared to 2023.

Selling and Marketing

Selling expenses increased to $141,000 in 2024 from $131,000 in 2023.

Other Income or Expense

During 2024, we incurred net interest expense of $862,000 compared to net interest expense of $628,000 during 2023.

Financial Condition, Liquidity and Capital Resources

Cash (Used In) Provided By Operating Activities

During 2024, cash used in operating activities amounted to $1,274,000, compared to cash used in operating activities during 2023 of $1,222,000. Significant changes in working capital items affecting cash flow used in operating activities were:

●	Depreciation and amortization of $345,000 compared to depreciation and amortization for 2023 of $279,000;
●	An increase in inventories of $702,000 in 2024 compared to a decrease in inventories of $534,000 in 2023;
●	An increase in accounts receivable of $1,428,000 and $2,357,000 in 2024 and 2023, respectively;
●	An increase in prepaid expenses and other assets of $80,000 compared to a decrease in prepaid expenses and other assets of $57,000 in 2023; and
●	An increase in trade payables of $620,000 compared to a decrease in trade payables of $396,000 in 2023.

Cash Provided By (Used In) Investing Activities

During fiscal 2024, cash used in investing activities amounted to $331,000 compared to cash used in investing activities during fiscal 2023 of $221,000. This is due to timing of production equipment upgrades and replacement.

Cash Provided By (Used In) Financing Activities

During fiscal 2024, cash provided by financing activities amounted to $904,000, compared to cash provided by financing activities of $2,118,000 during fiscal 2023. This is primarily due to repayment of principal on the related party note.

Going Concern, Liquidity and Financial Condition

The Company’s financial statements are prepared using U.S. GAAP applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has a cumulative net loss from inception to December 31, 2024 of approximately $26 million and had approximately $0.2 million of cash as of December 31, 2024. The Company’s cash resources from operations may be insufficient to meet its anticipated needs during the next twelve months. If the Company does not execute its plan, it may require additional financing to fund its future planned operations.

The ability of the Company to continue as a going concern is dependent on the Company having adequate capital to fund its operating plan and performance. Management’s plans to continue as a going concern may include raising additional capital through sales of equity securities and borrowing, continuing to focus our Company on the most profitable elements, and exploring alternative funding sources on an as needed basis. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. Supply chain challenges and inflationary pressures have impacted the Company’s business operations to some extent and is expected to continue to do so and, these impacts may include reduced access to capital. The ability of the Company to continue as a going concern may be dependent upon its ability to successfully secure other sources of financing and attain profitable operations. There is substantial doubt about the ability of the Company to continue as a going concern for one year from the issuance of the accompanying consolidated financial statements. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company’s primary sources of liquidity have traditionally been comprised of cash and cash equivalents as well as availability under the Credit Agreement in place at the time. This credit facility, as amended, matures on September 30, 2025. While we expect to have sufficient financial resources available on acceptable terms, there can be no assurance this will occur, particularly in light of increasingly conservative financial markets.

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

Interest on the Senior Facilities is set at the prime rate published from time to time published in the Wall Street Journal (7.5% as of December 31, 2024), plus 1.45% per annum, accruing daily and payable monthly. Interest shall be calculated on the basis of a 360-day year for the actual number of days elapsed. The Term Loan Facility shall be repaid by the Company to Lender in 48 equal monthly installments of principal and interest, each in the amount of $15,000, commencing on November 1, 2021, and continuing on the first day of each month thereafter until the Term Loan Maturity Date (as defined in the Agreement). Also, the Company paid the Lender collateral monitoring fees of 4.62% of the eligible accounts receivable, inventory, and equipment supporting the Revolving Credit Facility and the Term Loan.

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

The Senior Facilities require that the Company maintain Tangible Net Worth of at least $4,000,000 or greater (“Minimum Tangible Net Worth”). Minimum Tangible Net Worth may be adjusted downward by the Lender, from time to time, in its sole and absolute discretion, based on the effect of non-cash charges and other factors on the calculation of Tangible Net Worth. Other debt subordinated to Lender is not considered as a reduction of this calculation. The Company believes it was in compliance with this covenant for all relevant months, including as of December 31, 2024 and December 31, 2023, respectively.

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

As of December 31, 2024 and December 31, 2023, the term loan balance amounted to $623,000 and $715,000, respectively, which consisted of the principal and interest payable balance of $623,000 and $715,000, respectively and deferred financing costs of approximately $17,000 and $41,000, respectively. The balance of the Revolving Line of Credit as of December 31, 2024 and December 31, 2023 amounted to $6,578,000 and $4,991,000, respectively. The Revolving Line of Credit exceeded $6,000,000 due to the year-end holiday schedule of the lender, and returned to less than $6,000,000 on January 3, 2025.

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

Critical Accounting Estimates

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

Inventory Valuation. Inventories are stated at the lower of cost or net realizable value. Cost is determined using standard costs which approximate costing determined on a first-in, first out basis. Standard costs are reviewed and adjusted at the time of introduction of a new product or design, periodically and at year-end based on actual direct and indirect production costs. On a periodic basis, the Company reviews its inventory levels for estimated obsolescence or unmarketable items, in reference to future demand requirements and shelf life of the products. As of December 31, 2024 and 2023, the Company had established a reserve for obsolescence, marketability or excess quantities with respect to inventory in the aggregate amount of $155,000. In addition, on a periodic basis, the Company disposes of inventory deemed to be obsolete or unsaleable and, at such time, charges reserve for the value of such inventory. We record freight income as a component of net sales and record freight costs as a component of cost of goods sold.

Share-Based Compensation: Compensation expense for time-based restricted stock units is measured at the grant date and recognized ratably over the vesting period. We determine the fair value of time-based and performance-based restricted stock units based on the closing market price of our common stock on the grant date. The recognition of compensation expense associated with performance-based restricted stock units requires judgment in assessing the probability of meeting the performance goals, as well as defined criteria for assessing achievement of the performance-related goals. For the purposes of measuring compensation expense, the number of shares ultimately expected to vest is estimated at each reporting date based on management’s expectations regarding the relevant performance criteria. The performance shares begin vesting only upon the achievement of the performance criteria. The performance shares begin vesting only upon the achievement of the performance criteria. The achievement of the performance goals can impact the valuation and associated expense of the restricted stock units. The assumptions used in accounting for the share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if circumstances change and we use different assumptions, our stock-based compensation expense could be materially different in the future.

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

As of December 31, 2024 and 2023, the amount of the net deferred tax asset was none, as we continued to record a full valuation allowance against the gross value of the deferred tax asset. Each quarter and year-end, management makes a judgment to determine the extent to which the deferred tax asset will be recovered from future taxable income. This value was reduced, in large part, due to changes in US tax law effective 2018 which will impact the value of future deductions.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and a member of our Board of Directors (principal financial officer), of the effectiveness of the design and operation of these disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e), as of December 31, 2024. Based on this evaluation, the Chief Executive Officer (principal executive officer) and Director (principal financial officer) concluded that our disclosure controls and procedures were not effective as of December 31, 2024, the end of the period covered by this Annual Report on Form 10-K, due to the material weaknesses described below.

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making our assessment of the effectiveness of internal control over financial reporting, management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis. As a result of our evaluation of our internal control over financial reporting, management identified the following material weaknesses in our internal control over financial reporting:

●	We lacked a sufficient number of accounting professionals with the necessary knowledge, experience and training to adequately account for significant, unusual transactions that resulted in misapplications of GAAP, particularly with regard to equity financing arrangements and the timing of recognition of certain non-cash charges. Additionally, we have not implemented processes to consistently review for appropriate labor and overhead absorption to inventory and make timely adjustments to standard costs.
●	We are overly dependent upon certain personnel, including our Chief Executive Officer and a Director, to provide financial reporting oversight within an environment that is highly manual in nature

Management concluded that there is a reasonable possibility that a material misstatement could occur in the consolidated financial statements if the control deficiencies were not remediated. Accordingly, management concluded that the matters described above are material weaknesses in the Company’s internal control over financial reporting and that the Company did not maintain effective internal control over financial reporting as of December 31, 2024.

Plan for Remediation of Material Weakness

Management has enhanced its available resource base and adjusted its processes with respect to the areas listed above. Additional procedures are in the process of being established and will be evaluated for effectiveness in the future. The Company views the combination of the Chief Executive Officer and Director providing support as temporary in nature. The Company recently hired a controller in February 2025 that management believes has the requisite skillset and experience.

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

The following is a brief account of the business experience of each of our directors and executive officers during the past five years or more.

Name	Age	Position
Yubao Li	43	Chairman of the Board of Directors
Jana M. Schwan	48	Chief Executive Officer
Frank J. Cesario	55	Director
Douglas Bosley	58	Director
Gerald (J.D.) Roberts, Jr.	66	Director
Philip Wong	46	Director

Jana M. Schwan, age 48. Ms. Schwan has been Chief Executive Officer since November 2024 and has been employed by the Company in progressively more responsible roles in operational, purchasing, and product development capacities since September 2002, and currently leads its Sales, Marketing and Business Development activities in addition to all Operations of the Company. Ms. Schwan was named Vice President of Operations in 2017 and Chief Operating Officer in 2020.

Yubao Li, age 43, Chairman of the Board of Directors. Mr. Li has served as a Director of the Company since January 13, 2020 and was elected as Chairman of the Board on June 1, 2020. Mr. Li served as the Company’s Chief Executive Officer from September 2020 until January 2022. Mr. Li has been serving as the Chairman of Yunhong International since its inception in January 2019 and served as its Chief Executive Officer from January 2019 to September 2019. Mr. Li has been serving as the president of Hubei Academy of Science and Technology Service Station since July 2018. Since June 2018, Mr. Li has been serving as the Director of Photoproteins Research Centre at China’s Academy of Management Science, a research institute situated in Beijing where he supports innovation by defining the research focus of the group. Mr. Li also serves as a director and/or officer of several other entities, including as the Executive Director and General Manager of Hubei Teruiga Energy Co., Ltd, a new energy technology company, since November 2017, the Executive Director of Hubei Yunhong Energy Co., Ltd., a solar power and agriculture company, since April 2016, the Executive Director and General Manager of Hubei Yun Hong photovoltaic Co., Ltd., a solar power and agriculture company, since May 2016, the President of Hubei Yunhong Deren Tourism Co., Ltd., a tourism project developer, since May 2016 and the President of Yunhong Group Holdings Co., Ltd., a company engaged in the business of solar power construction and solar photovoltaic power generation, since 2013. In addition, in 2013, Mr. Li founded China Hubei Yunhong Energy Group Co., Ltd., a Chinese nutrition company operating in China and abroad, and he currently serves as the Chairman of its board of directors.

Frank Cesario, age 55, Director; former Chief Executive Officer and former Acting Chief Financial Officer. Mr. Cesario first joined the Company in November 2017 as Chief Financial Officer. In December 2019 he was named President and Chief Executive Officer, and Director. He resigned as Chief Financial Officer in June 2020 and as President and Chief Executive Officer, and Director, in September 2020. During March 2021, he rejoined the Board as a Director. During January 2022 he was rehired by the Company as Chief Executive Officer and he retained his role as a Director. Upon the resignation of the Company’s then-Chief Financial Officer during January 2022, Mr. Cesario also became the Acting Chief Financial Officer. Mr. Cesario resigned from the Company during November 2024 but remained a Director. Mr. Cesario brings 20 years of CFO experience at manufacturing entities. Prior to joining the Company, Mr. Cesario served in similar roles with Nanophase Technologies Corporation and ISCO International, Inc., then publicly traded global suppliers of advanced materials and telecommunications equipment, respectively, as well as Turf Ventures LLC, a privately held chemicals distributor. From September 2020 until January 2022, Mr. Cesario served as Chief Financial Officer of Radiac Abrasives, Inc., a privately held manufacturer. He began his career with KPMG Peat Marwick and then served in progressively responsible finance positions within Material Sciences Corporation and Outokumpu Copper, Inc. Mr. Cesario holds an MBA (Finance) from DePaul University and a B.S. (Accountancy) from the University of Illinois and is a registered CPA in the State of Illinois.

Douglas Bosley, age 58, Director. Mr. Bosley has served as a director of the Company since January 2022 and is a founding partner of Witan Law Group and a member of the firm’s Corporate Transactional and Securities practice. Mr. Bosley represents businesses and entrepreneurs at all stages of growth from inception to exit. Mr. Bosley’s practice focuses on three general areas of financing transactions, mergers and acquisitions and general corporate matters. Mr. Bosley’s financing experience includes representing venture capital firms and venture-backed companies, mezzanine debt transactions, and a wide range of other types of financing and securities transactions, as well as general corporate matters including formation and start-ups; equity compensation; contracts such as licensing, joint ventures, representative agreements, and development and service level agreements; and corporate governance matters. Before founding Witan Law, Mr. Bosley was a partner at Bosley Till Neue & Talerico (BTNT), a law firm, where he headed the transactional and securities practices. Prior to BTNT, Mr. Bosley operated Bosley Business Law, which he founded after more than a decade of sophisticated corporate and securities transactional experience at some of the world’s largest and most reputable corporate law firms. Mr. Bosley also served as general counsel of a Sacramento-based venture capital and professional services firm. He is a frequent speaker on legal issues related to start-ups, mergers and acquisitions and venture capital transactions. Mr. Bosley is a graduate of the Duke University School of Law, graduating with high honors and earning the Order of the Coif. He received his B.A. in Economics from California State University (Sacramento).

Gerald (J.D.) Roberts, Jr., age 66, Director. Mr. Roberts is Vice President of Strategy and Business Development at a Fortune 50 Corporation, having served in that capacity since 2018, and has served as a director of the Company since January 2022. In the previous 20 years, he held several senior roles at Aerojet Rocketdyne Holdings, Inc. and GenCorp/Aerojet. His career began in the aerospace and electronics industries in the United States and Australia, where he worked with companies including E-Systems, McDonnell Douglas, Northrop-Grumman, Gulfstream, Learjet and Hawker de Havilland. Mr. Roberts combined his credentials in engineering, finance and operations and his significant experience in strategic planning, organizational restructuring, and mergers, acquisitions, and divestitures to build value in international business opportunities. He received his MBA (Finance) from the University of California, Davis, and his B.S. in Mechanical Engineering from Virginia Tech.

Philip Wong, age 46, Director. Mr. Wong has served as a director of the Company since January 2022 and is CEO of Shark AI Capital Corporation, an innovative business lending firm which he co-founded in 2020. Previously, he served as Chief Investment Officer of American Credit, Inc., as a Commercial Loan Officer at Applepie Capital, Inc., as Vice President / Senior Relationship Manager at Bank of the West / BNP Paribas, and as First Vice President / Senior Relationship Manager at Preferred Bank, among other roles in banking and business credit. Mr. Wong and has completed certifications in agile software development, software products management, healthcare analytics, and product management and marketing. He received his B.A. in Asian Studies from San Francisco State University.

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

The Board of Directors met four times during 2024. No Director was absent for more than one meeting during 2024.

Board Leadership Structure

Yubao Li is Chairman of the Board of Directors and Jana Schwan is Chief Executive Officer. Ms. Schwan is responsible for senior management functions and reports into the Board of Directors. The Board of Directors believes that this combination and allocation of roles provides the most efficient and effective leadership model for the Company, providing perspective and direction with regard to business strategies and plans to both the Board and management. The Company has no bylaw or policy in place that mandates that an officer serve as Chairman of the Board. The Board of Directors periodically evaluates its leadership structure.

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

Committees of the Board of Directors

The Board of Directors has standing Audit, Compensation, and Nominating and Governance Committees.

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

The Audit Committee met three times during 2024.

Compensation Committee

The Compensation Committee is composed of Mr. Roberts (Chairman), Mr. Bosley and Mr. Wong. The Board has determined that each of the members of the Compensation Committee is independent as defined in the listing standards for the NASDAQ Stock Market. The Compensation Committee reviews and acts on the Company’s executive compensation and employee benefit and retirement plans, including their establishment, modification and administration. It also recommends to the Board of Directors the compensation of the Chief Executive Officer and certain other executive officers. The Compensation Committee has a charter which has been posted and can be viewed on the Company’s Internet website at http://www.ctiindustries.com under the section entitled “Investor Relations.” The Compensation Committee met once in 2024.

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

The Nominating Committee did not meet in 2024. All of the independent directors of the Board of Directors participated in the nominating process and, in separate session, voted in favor of recommending to the Board of Directors the nomination of each of the nominees for election as directors.

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

Based solely on a review of such forms furnished to the Company, the Company believes that during calendar year 2024, all Section 16(a) filing requirements applicable to the officers, directors and ten-percent beneficial shareholders were satisfied.

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

				Non-Equity
			Stock	Incentive Plan	All other
Name/Title	Year	Salary	Awards	Compensation	compensation	Total
			(1)	(2)	(3)

Frank Cesario	2024	$250,000	$85,500	$-	$-	$335,500
Chief Executive Officer (4)	2023	$250,000	$39,400	$-	$-	$289,400

Jana M. Schwan	2024	$239,500	$48,657	$-	$9,500	$297,657
Chief Executive Officer (5)	2023	$225,166	$14,000	$-	$9,500	$248,666

SUMMARY COMPENSATION TABLE

(1)	Reflects the compensation expense recognized in 2024 and 2023 for stock awards under ASC Topic 718 as reported in the Company’s audited financial statements.
(2)	Amounts determined under the Company’s incentive compensation program.
(3)	Insurance premiums
(4)	Mr. Cesario terminated employment with the Company in November 2024 as Chief Executive Officer and Acting Chief Financial Officer.
(5)	Ms. Schwan became Chief Operating Officer during 2020 and Chief Executive Officer in 2024.

Narrative Disclosure for Summary Compensation Table

Employment Agreements with Our Named Executive Officers

No employment agreements existed until January 2022, when Mr. Cesario entered into an employment agreement with the Company. That agreement includes a base salary of $250,000 per year. Mr. Cesario received an inducement grant of stock in the amount of 250,000 shares, 25,000 of which vested immediately, with the remaining shares scheduled to vest based upon the achievement of certain goals and objectives as set forth in the agreement. Mr. Cesario was eligible to receive a performance-based bonus of $300,000. In the event that Mr. Cesario is terminated without cause, he is eligible to receive twelve (12) months of salary in accordance with the agreement. Mr. Cesario resigned from employment, while remaining a Director, during November 2024.

Ms. Jana Schwan entered into an employment agreement with the Company during November 2024. That agreement includes a base salary of $275,000 per year. Ms. Schwan received an inducement grant of stock in the amount of 250,000 shares, 25,000 of which vested immediately, with the remaining shares scheduled to vest based upon the achievement of certain goals and objectives as set forth in the agreement. Ms. Schwan was eligible to receive a performance-based bonus of $250,000. In the event that Ms. Schwan is terminated without cause, she is eligible to receive twelve (12) months of salary in accordance with the agreement.

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

Stock awards and option grants under the Plan will be determined from time to time by the Compensation Committee in consultation with management. The actual grant for each executive is determined by taking into consideration (i) individual performance, (ii) corporate performance and (iii) prior grants to, or stock ownership of the Company by, the executive or director. Generally, stock options are granted with an exercise price equal to or greater than the closing price of the Company’s common stock on the NASDAQ Stock Market on the date of the grant.

During 2024, each of the three independent Directors was granted 5,000 shares of restricted stock that vest over 12 months.

During 2023, each of the three independent Directors was granted 5,000 shares of restricted stock that vest over 12 months.

Retirement Benefits

The Company maintains a 401(k) employee savings plan in which all salaried employees are eligible to participate. The plan is a tax qualified retirement plan.

Under the 401(k) Plan, employees may contribute up to 15% of their eligible compensation to the Plan and the Company will contribute a matching amount to the Plan each year. Participating employees may direct the investment of individual and company contributions into one or more of the investment options offered by the Plan. The Company has the ability to make matching contributions under the Plan, but none were made during 2024 or 2023.

These are unvested restricted stock awards provided to Jana M. Schwan, and will be vested based on milestone performance goals set by the Board of Directors.

OUTSTANDING EQUITY AWARDS

Number of Securities Underlying
Name	Unvested Performance Grants
Jana M. Schwan	222,750

EQUITY COMPENSATION PLAN INFORMATION

The total approved equity compensation plan is for 500,000 shares, out of these unvested shares are 242,750. Vested and unissued shares are 172,250, total shares outstanding and unissued are 415,000 as of December 31, 2024.

Payments Upon Termination or Change of Control

The employment agreement with Jana Schwan, effective November 2024, includes payment of twelve months salary upon termination except for cause as is defined by that agreement.

Director Compensation

The following table sets forth the compensation of directors of the Company during the year ended December 31, 2024:

DIRECTOR COMPENSATION

	Director’s	Stock	All other
Name	Fees	Awards (1)	compensation	Total
Yubao Li	$-	$-	$-	$-

Frank Cesario	$-	$-	$-	$-

Douglas Bosley	$12,000	$4,750	$-	$16,750

JD Roberts	$12,000	$4,750	$-	$16,750

Philip Wong	$12,000	$4,750	$-	$16,750

(1)	Reflects the compensation expense recognized in 2024 for stock awards under ASC Topic 718 as reported in the Company’s audited financial statements.

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

Item No. 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

BENEFICIAL OWNERSHIP OF SHARES BY MANAGEMENT

AND SIGNIFICANT SHAREHOLDERS

The following table provides information concerning the beneficial ownership of the Company’s Common Stock by each director and nominee for director, certain executive officers, and by all directors and officers of the Company as a group as of December 31, 2024. In addition, the table provides information concerning the current beneficial owners, if any, known to the Company to hold more than 5 percent of the outstanding Common Stock of the Company.

The amounts and percentage of stock beneficially owned are reported based on regulations of the Securities and Exchange Commission (“SEC”) governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days after December 31, 2024. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed a beneficial owner of securities in which he has no economic interest. The percentage of Common Stock beneficially owned is based on 26,019,837 shares of Common Stock outstanding as of December 31, 2024.

Name of Beneficial Owners	Number of Shares	Percent of Class
Directors and Executive Officers
Yubao Li, Chairman, Director**	12,100,000	46.6%
Frank Cesario, Director	195,750	*
Jana Schwan, Chief Executive Officer	110,725	*
Douglas Bosley, Director	15,000	*
Gerald (J.D.) Roberts, Jr., Director	15,000	*
Philip Wong, Director	15,000	*
All directors and executive officers as a group (6 persons)	12,451,475	47.9%

Other Principal Shareholders
Mr. Shuai Wang	1,888,078	7.3%
Icy Mellon LLC	1,826,399	7.0%
Mitzners Consulting	1,564,691	6.0%
Yaping Zhang	1,000,000	3.8%
Tu Li	766,594	2.9%
Others	6,522,600	25.2%
Total Other Principal Shareholders	13,568,362	52.1%

Total Shareholders	26,019,837	100.0%

Notes:

* Less than 1% of beneficial ownership

** Includes shares held by LF International PTE, a Singapore private limited company controlled by Mr. Li, as well Yunhong Environmental Protection Technology Co., Ltd. as part of the Yunhong China Group controlled by Mr. Li.

Item No. 13 – Certain Relationships and Related Transactions

As of December 2017, Mr. John H. Schwan was owed a total of $1.1 million, with additional accrued interest of $0.4 million, by the Company. Mr. Schwan is the father of Jana Schwan. As part of the December 2017 financing with PNC Bank, Mr. Schwan executed a subordination agreement related to these amounts due to him, as evidenced by a related note representing the amount owed to Mr. Schwan. During January 2019, Mr. Schwan and the Company agreed to an exchange of $0.6 million of his debt for approximately 181,000 shares of CTI common stock at the then market rate of $3.32 per share. As of December 31, 2023, the balance of Mr. Schwan’s note was approximately $1.3 million, including accrued interest. Per agreement between the parties, this note was repaid in installments: $0.5 million on January 2, 2024, another $0.5 million on January 16, 2024, with the remaining $0.3 million outstanding as of December 31, 2024 with an ultimate payment date subject to mutual determination by the parties.

The Company formed a wholly owned subsidiary, Yunhong Technology (Hubei) Co. Ltd., in the Hubei Province of China. On June 30, 2024, the Company, through the China subsidiary, acquired certain production assets pursuant to an Asset Purchase Agreement and in exchange for 5 million shares of the Company’s common stock, which was valued at $6.25 million. Certificates representing these common shares were not issued as of December 31, 2024, however, we deem this an administrative action which will be resolved during 2025.

Relationships and transactions in which the Company and its directors and executive officers or their immediate family members are participants or have conflicts of interest are reviewed and approved by the Audit Committee. While the Audit Committee has not adopted a written policy for the review and approval of related party transactions, in determining whether to approve or ratify any such transaction, the Audit Committee considers, in addition to such other factors it may deem appropriate in the circumstances, whether (i) the transaction is fair and reasonable to the Company, (ii) under all of the circumstances, the transaction is in, or not inconsistent with, the Company’s best interests, and (iii) the transaction will be on terms no less favorable to the Company than could have been obtained in an arms’ length transaction with an unrelated third party. The Audit Committee, in its discretion, may request information from any party to facilitate its consideration of the matter. The Audit Committee does not allow a director to participate in any review, approval or ratification of any transaction if he or she, or his or her immediate family member, has a direct or indirect material interest in the transaction.

Item No. 14 – Principal Accountant Fees and Services

•	On April 1, 2024, the Board of Directors of the Company dismissed BF Borgers CPA, PC, (“Borgers”) as the Company’s independent registered public accounting firm.

•	On April 1, 2024, the Board of Directors of the Company approved the engagement of Wolf & Company, P.C. (“Wolf”) as the Company’s new independent registered public accounting firm.

The following table sets forth the amount of fees billed to us by Wolf, our current auditor, and Borgers, our previous auditor, for professional services during the years ended December 31, 2024 and 2023, respectively, as described below:

	2024	2023
Audit Fees – BF Borgers CPA (1)	-	$357,500
Audit Fees – Wolf & Company, P.C. (1) (2)	$629,500	-
Audit Related Fees (3)	-	-
All Other Fees (4)	-	-
Total Fees	$629,500	$357,500

(1) Includes the annual financial statement audit and limited quarterly reviews and expenses.

(2) Wolf was engaged to re-audit fiscal year 2023

(3) Includes fees and expenses for other audit related activity.

(4) May represent tax services and other consulting services.

All audit, tax and other services to be performed for the Company must be pre-approved by the Audit Committee. The Audit Committee reviews the description of services and an estimate of the anticipated costs to perform those services. Services not previously approved cannot commence until such approval has been granted. Pre-approval is granted usually at regularly scheduled meetings. If unanticipated items arise between meetings of the Audit Committee, the Audit Committee has delegated approval authority to the Chairman of the Audit Committee, in which case the Chairman communicates such pre-approvals to the full Committee at its next meeting.

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

(a)(3) Exhibits required by Item 601 of Regulation S-K are incorporated herein by reference and are listed on the attached Exhibit Index.

Exhibit Number	Document

3.1	Restated Articles of Incorporation (Incorporated by reference to Exhibit A to Registrant’s Schedule 14A Definitive Proxy Statement filed April 29, 2015).
3.2	Amended and Restated By-Laws of Yunhong CTI, Ltd (Incorporated by reference to Exhibit 3.2, contained in Registrant’s Form 8-K filed on March 17, 2017).
3.3	Amended and Restated By-Laws of Yunhong Green CTI Ltd (Incorporated by reference to Exhibit 3.2 contained in Registrant’s Form 8-K filed on September 6, 2023)
3.4	Amended and Restated Certificate of Designation of Series A Convertible Preferred Stock (Incorporated by reference to Exhibit 3.1, contained in the Registrant’s form 8-K filed on February 19, 2020).
3.5	Articles of Amendment to the Registrant’s Articles of Incorporation (Incorporated by reference to Exhibit 3.1, contained in the Registrant’s form 8-K filed on March 16, 2020).
3.6	Certificate of Designations, Preferences and Rights of Series B Redeemable Convertible Preferred Stock, No Par Value (Incorporated by reference to Exhibit 3.1 contained in Registrant’s Form 8-K/A filed on May 5, 2021).
3.7	Certificate of Designations of Series C Convertible Preferred Stock (Incorporated by reference to Exhibit 3.1 contained in Registrant’s Form 8-K/A filed on May 5, 2021).
3.8	Certificate of Designations of Series D Convertible Preferred Stock (Incorporated by reference to Exhibit 3.1 contained in Registrant’s Form 8-K filed on December 7, 2021).
4.1	Form of Yunhong CTI, Ltd common stock certificate (Incorporated by reference to Exhibit 4.1 contained in Registrant’s Report on Form 10-K dated March 31, 2017).
10.1	Yunhong CTI, Ltd 2018 Stock Incentive Plan (Incorporated by Reference to Schedule A contained in Registrant’s 14A Definitive Proxy Statement, as filed with the Commission on April 30, 2018)
10.2	Subscription Agreement among Registrant and John H. Schwan dated December 21, 2018 (Incorporated by reference to Exhibit 10.1, contained in Registrant’s form 8-K filed on January 17, 2019).
10.3	Stock Purchase Agreement, dated as of January 3, 2020 (Incorporated by reference to Exhibit 10.1, contain in Registrants form 8-K filed on January 3, 2020).
10.4	Amendment No. 1 to Securities Purchase Agreement, dated as of February 24, 2020 (Incorporated by reference to Exhibit 10.1, contained in the Registrant’s form 8-K filed on February 26, 2020).
10.5	Amendment No.2 to Securities Purchase Agreement dated as of April 13, 2020 (Incorporated by reference to Exhibit 10.1, contained in Registrant’s form 8-K filed on April 17, 2020.
10.6	Stock Purchase Agreement (Incorporated by reference to Exhibit 10.1 contained in Registrant’s Form 8-K filed on November 25, 2020).
10.7	Securities Purchase Agreement (Incorporated by reference to Exhibit 10.1 contained in Registrant’s Form 8-K filed on January 15, 2021).
10.8	Purchase and Sale Agreement (Incorporated by reference to Exhibit 10.1 contained in Registrant’s Form 8-K filed on April 29, 2021).
10.9	Lease Agreement (Incorporated by reference to Exhibit 10.2 contained in Registrant’s Form 8-K filed on April 29, 2021).
10.10	Promissory Note (Incorporated by reference to Exhibit 10.3 contained in Registrant’s Form 8-K filed on April 29, 2021).
10.11	Stock Redemption Agreement (Incorporated by reference to Exhibit 10.1 contained in Registrant’s Form 8-K filed on August 5, 2021).
10.12	Loan and Security Agreement (Incorporated by reference to Exhibit 10.1 contained in Registrant’s Form 8-K filed on October 6, 2021).
10.13	Stock Purchase Agreement (Incorporated by reference to Exhibit 10.1 contained in Registrant’s Form 8-K filed on December 7, 2021).
10.14	Warrant (Incorporated by reference to Exhibit 10.2 contained in Registrant’s Form 8-K filed on December 7, 2021).
10.15	Employment Agreement (Offer Letter) between Frank Cesario and the Company dated December 29, 2021 (Incorporated by reference to Exhibit 10.1 contained in Registrant’s Report on Form 8-K filed on January 11, 2022).
10.16	Exclusive Distribution Agreement, dated as of January 28, 2023 (Incorporated by reference to Exhibit 99.1 contained in Registrant’s Form 8-K filed on February 2, 2023).
14.1	Code of Ethics (Incorporated by reference to Exhibit 14 contained in the Registrant’s Form 10-K/A Amendment No. 2, as filed with the Commission on October 13, 2004).
23.1	Consent of Independent Registered Public Accounting Firm, Wolf & Company, P.C.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
97	Incentive compensation recovery (Clawback) policy
101	Interactive Data Files, including the following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements.
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

(a)	The Exhibits listed in subparagraph (a)(3) of this Item 15 are attached hereto unless incorporated by reference to a previous filing.
(b)	The Schedule listed in subparagraph (a)(2) of this Item 15 is attached hereto.

Item No. 16 – Summary

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized on April 14, 2025.

Yunhong Green CTI, LTD

By:	/s/ Jana M. Schwan
Chief Executive Officer

By:	/s/ Frank Cesario
Frank Cesario, Principal Accounting Officer, Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Yubao Li	Chairman of the Board of Directors	April 14, 2025
Yubao Li

/s/ Douglas Bosley	Director	April 14, 2025
Douglas Bosley

/s/ Gerald (J.D.) Roberts, Jr.	Director	April 14, 2025
Gerald (J.D.) Roberts, Jr.

/s/ Philip Wong	Director	April 14, 2025
Philip Wong

Yunhong Green CTI LTD

Consolidated Financial Statements

Years ended December 31, 2024 and 2023

Financial Statement Schedule:

All other schedules for which a provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

Report of Independent Registered Public Accounting Firm

To the shareholders and the Board of Directors of Yunhong Green CTI Ltd.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Yunhong Green CTI Ltd. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, shareholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters also are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Auditing procedures over inventory

Due to the timing of our engagement, we were unable to perform an inventory observation over the opening balance of inventory and the ending balance of inventory for the year ending December 31, 2023. Therefore, auditor judgment was applied when determining the nature and extent of our audit procedures and sufficiency of audit evidence relating to the existence of inventory for the year ending December 31, 2023.

Addressing this critical audit matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included, among others: i) completion of an observation at the Company’s facilities with test counts of inventory soon after initially being engaged for the audit of the 2023 financial statements, and ii) testing a rollback of inventory transactions for completeness and accuracy to support recorded inventory balances in the 2023 financial statements.

/s/ Wolf & Company, P.C.

We have served as the Company’s auditor since 2024.

Boston, Massachusetts

April 14, 2025

Yunhong Green CTI, Ltd

Consolidated Balance Sheets

As of December 31

	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$220,000	$921,000
Accounts receivable, net	5,403,000	3,975,000
Inventories	8,493,000	7,791,000
Prepaid expenses	412,000	332,000
Total current assets	14,528,000	13,019,000

Property, plant and equipment:
Machinery and equipment	22,246,000	17,940,000
Office furniture and equipment	2,084,000	2,084,000
Intellectual property	783,000	783,000
Leasehold improvements	39,000	39,000
Fixtures and equipment	518,000	519,000
Projects under construction	196,000	112,000
	25,866,000	21,477,000
Less: accumulated depreciation and amortization	(20,958,000)	(20,613,000)

Total property, plant and equipment, net	4,908,000	864,000

Other assets:
Operating lease right-of-use asset	3,950,000	3,364,000
Prepaid expenses, noncurrent	2,192,000	-

Total other assets	6,142,000	3,364,000

TOTAL ASSETS	$25,578,000	$17,247,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade payables	$1,537,000	$917,000
Line of credit	6,578,000	4,991,000
Notes payable - current portion	606,000	140,000
Notes payable related party	344,000	1,344,000
Operating lease liabilities – current portion	480,000	522,000
Advance investor deposit	1,050,000	1,500,000
Accrued liabilities	810,000	726,000

Total current liabilities	11,405,000	10,140,000

Long-term liabilities:
Notes payable – net of current portion	-	533,000
Operating lease liabilities – noncurrent	3,470,000	2,842,000

Total long-term liabilities	3,470,000	3,375,000

TOTAL LIABILITIES	$14,875,000	$13,515,000

SHAREHOLDERS’ EQUITY
Series E Preferred Stock — no par value, 130,000 shares authorized, 130,000 and none issued and outstanding at December 31, 2024 and 2023, respectively (liquidation preference of $1,300,000)	864,000	-
Series F Preferred Stock — no par value, 70,000 shares authorized, 70,000 and none issued and outstanding at December 31, 2024 and 2023, respectively (liquidation preference of $700,000)	465,000	-
Common stock - no par value, 2,000,000,000 shares authorized, 26,064,095 and 20,815,595 shares issued and 26,019,837 and 20,771,337 shares outstanding at December 31, 2024 and 2023, respectively	27,533,000	21,283,000
Additional paid-in-capital	7,858,000	6,967,000
Accumulated deficit	(25,856,000)	(24,357,000)
Less: Treasury stock, 44,258 shares, at cost	(161,000)	(161,000)

TOTAL SHAREHOLDERS’ EQUITY	10,703,000	3,732,000

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$25,578,000	$17,247,000

See report of independent registered public accounting firm and notes to consolidated financial statements.

Yunhong Green CTI, Ltd

Consolidated Statements of Operations and Comprehensive Loss

For the years ended December 31

	2024	2023

Net Sales	$17,953,000	$17,804,000

Cost of Sales	14,352,000	14,546,000

Gross profit	3,601,000	3,258,000

Operating expenses:
General and administrative	3,396,000	2,995,000
Selling	141,000	131,000
Advertising and marketing	676,000	531,000

Total operating expenses	4,213,000	3,657,000

Loss from operations	(612,000)	(399,000)

Other (expense) income:
Interest expense	(862,000)	(628,000)
Other income/(expense)	(25,000)	792,000

Total other expense, net	(887,000)	164,000

Net Loss	(1,499,000)	(235,000)

Deemed dividends on preferred stock	(143,000)	(11,000)

Net loss attributable to Yunhong CTI Ltd common shareholders	(1,642,000)	(246,000)

Basic income (loss) per common share	(0.07)	(0.01)
Diluted income (loss) per common share	$(0.07)	$(0.01)

Weighted average number of shares and equivalent shares of common stock outstanding:
Basic	23,367,378	19,526,633

Diluted	23,367,378	19,526,633

See report of independent registered public accounting firm and notes to consolidated financial statements.

Yunhong Green CTI, Ltd

Consolidated Statements of Shareholders’ Equity

	Series E Preferred Stock		Series F Preferred Stock		Common Stock		Additional Paid-in	Accumulated (Deficit)	Less Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	TOTAL

Balance December 31, 2023	-	$-	-	$-	20,815,595	$21,283,000	$6,967,000	$(24,357,000)	(44,258)	$(161,000)	$3,732,000

Series E Preferred Stock Issuance	130,000	770,987	-	-	-	-	529,013	-	-	-	1,300,000
Series F Preferred Stock Issuance	-	-	70,000	415,147	-	-	284,853	-	-	-	700,000
Series E Accrued Deemed Dividend	-	93,000		-	-	-	(93,000)	-	-	-	-
Series F Accrued Deemed Dividend	-	-	-	50,000	-	-	(50,000)	-	-	-	-
Stock Issuance	-	-	-	-	100,000	-	60,000	-	-	-	60,000
Common Stock Issued for Assets Acquired	-	-	-	-	5,000,000	6,250,000	-	-	-	-	6,250,000
Stock Issuance - Vesting Milestone	-	-	-	-	76,250	-	-	-	-	-	-
Equity Compensation Charge	-	-	-	-	-	-	160,000	-	-	-	160,000
Net Loss	-	-	-	-	-	-	-	(1,499,000)	-	-	(1,499,000)

Balance December 31, 2024	130,000	$863,987	70,000	$465,147	25,991,845	$27,533,000	$7,857,866	$(25,856,000)	(44,258)	$(161,000)	$10,703,000

	Series B Preferred Stock		Common Stock		Additional Paid-in	Accumulated (Deficit)	Less Treasury Stock
	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	TOTAL

Balance December 31, 2022	170,000	$1,851,000	16,102,749	$21,283,000	$3,895,000	$(24,122,000)	(44,258)	$(161,000)	$2,746,000

Series B Conversion of Preferred Stock to Common stock	(170,000)	(1,862,000)	1,888,078	-	1,862,000	-	-	-	-
Common Stock issued for notes payable and investor deposit	-	-	1,908,336	-	884,000	-	-	-	884,000
Series B Accrued Deemed Dividend		11,000		-	(11,000)	-	-	-	-
Equity Compensation Charge	-	-	116,250	-	21,000	-	-	-	21,000
Broker issuance	-	-	125,000	-	-	-	-	-	-
Conversion of warrants and deferred liability	-	-	675,182	-	316,000	-	-	-	316,000
Net Loss	-	-	-	-	-	(235,000)	-	-	(235,000)

Balance December 31, 2023	-	-	20,815,595	$21,283,000	$6,967,000	$(24,357,000)	(44,258)	$(161,000)	$3,732,000

See report of independent registered public accounting firm and notes to consolidated financial statements.

Yunhong Green CTI, Ltd

Consolidated Statements of Cash Flows

For the years ended December 31

	2024	2023
Cash flows from operating activities:
Net loss	$(1,499,000)	$(235,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	345,000	279,000
Issuance of common stock for consulting services	60,000	-
Equity compensation charge	160,000	21,000
Non-cash interest and fees	116,000	103,000
Change in assets and liabilities:
Accounts receivable	(1,428,000)	(2,357,000)
Inventories	(702,000)	534,000
Prepaid expenses and other assets	(80,000)	57,000
Trade payables	620,000	(396,000)
Advance investor deposit	1,050,000	1,500,000
Accrued liabilities	84,000	(728,000)
Net cash (used in) provided by operating activities	(1,274,000)	(1,222,000)

Cash flows from investing activities:
Purchases of property, plant and equipment	(331,000)	(221,000)
Net cash (used in) provided by investing activities	(331,000)	(221,000)

Cash flows from financing activities:
Receipt for preferred stock issuance	500,000	-
Repayment of note payable, related party	(1,000,000)	-
Net advances (repayments) of term loan	(183,000)	105,000
Net advances (repayments) on revolving line of credit	1,587,000	2,113,000
Net cash provided by (used in) financing activities	904,000	2,218,000

Net increase (decrease) in cash and cash equivalents	(701,000)	775,000

Cash and cash equivalents at beginning of year	921,000	146,000

Cash and cash equivalents at end of year	$220,000	$921,000
Supplemental disclosure of cash flow information and noncash investing and financing activities:
Cash payments for interest	862,000	551,000
Accretion of dividends on preferred stock	143,000	11,000
Common stock issued in exchange for assets acquired	6,250,000	-
Allocation of proceeds from preferred stock financing to the issuance of warrants for common stock	814,000	-
Reclassification of investor advances upon issuances of preferred stock	1,500,000	-
Adjustment to right-of-use asset and lease liability upon extension	1,130,000	-
Conversion of notes and liabilities into common stock	-	1,200,000
Conversion of preferred stock into common stock	-	1,862,000

See report of independent registered public accounting firm and notes to the consolidated financial statements.

Yunhong Green CTI Ltd.

Notes to Consolidated Financial Statements

Years Ended December 31, 2024 and 2023

1. Nature of Business

Nature of Operations

Yunhong Green CTI Ltd. (formerly Yunhong CTI Ltd. and prior to that CTI Industries Corporation), its (inactive) subsidiary CTI Supply, Inc., and its wholly-owned subsidiary, Yunhong Technology (Hubei) Co. Ltd., in the Hubei Province of China (collectively, the “Company”) (i) design, manufacture and distribute metalized and latex balloon products throughout the world and (ii) operate systems for the production, lamination, coating and printing of films used for food packaging and other commercial uses and for conversion of films to flexible packaging containers and other products including balloon-inspired gift products. The Company is exploring ways to commercialize compostable and biodegradable materials, as well as sourcing additional products and materials through its subsidiary.

The Company formed a wholly owned subsidiary, Yunhong Technology (Hubei) Co. Ltd., in the Hubei Province of China. As further described in Note 13, on June 30, 2024, the Company, through the China subsidiary, acquired certain production assets pursuant to an Asset Purchase Agreement and in exchange for 5 million shares of the Company’s common stock, which was valued at $6.25 million, the five million shares are outstanding as of December 31, 2024. Certificates representing these common shares were not issued as of December 31, 2024 however we deem this an administrative action which does not impact the Company’s presentation of the shares as outstanding.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements and accompanying notes have been prepared by us pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and are presented in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”).

The financial information presented in these financial statements has been rounded to the nearest thousand dollars ($000), which is in accordance with our policy to simplify the presentation. The financial information is not presented in thousand-dollar increments.

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

The consolidated financial statements include the accounts of Yunhong Green CTI Ltd., CTI Supply, Inc., and Yunhong Technology (Hubei) Co., Ltd.

Foreign Currency Translation

Substantially all activities occur in US Dollars. Operations have not yet begun at Yunhong Technology (Hubei) Co, Ltd.

Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the amounts reported of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period in the financial statements and accompanying notes. Actual results may differ from those estimates. The Company’s significant estimates include valuation allowances for doubtful accounts, inventory valuation, deferred tax assets, and valuation of shared-based awards and warrants.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, demand deposits and short-term investments with original maturities of three months or less.

Accounts Receivable and Allowance for Doubtful Accounts

Trade receivables are carried at the original invoice amount less an estimate for doubtful receivables based on a review of all outstanding amounts on a monthly basis. A trade receivable is considered to be past due if any portion of the receivable balance is outstanding for a period in excess of the customer’s normal terms.

Our allowance for doubtful accounts represents our estimate of expected credit losses related to our trade receivables. We pool our trade receivables based on similar risk characteristics, such as the age of receivables. To estimate our allowance for doubtful accounts, we leverage information on historical losses, asset-specific risk characteristics, current conditions, and reasonable and supportable forecasts of future conditions. Account balances are written off against the allowance when we deem the amount is uncollectible. Accounts receivable are stated at their estimated net realizable value $5,403,000 and $3,975,000 for December 31, 2024 and December 31,2023 respectively.

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined using standard costs which approximates costing determined on a first-in first-out basis, to reflect the actual cost of production of inventories.

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

Light machinery consists of forklifts, scissor lifts, and other warehouse machinery. Heavy machinery consists of production equipment including laminating, printing and converting equipment. Projects in process represent those costs capitalized in connection with construction of new assets and/or improvements to existing assets including a factor for interest on funds committed to projects in process of $196,000 and $112,000 for the years ended December 31, 2024 and 2023, respectively. Upon completion, these costs are reclassified to the appropriate asset class.

Valuation of Long-Lived Assets

The Company evaluates whether events or circumstances have occurred which indicates that the carrying amounts of long-lived assets (principally property, plant and equipment) may be impaired or not recoverable. The significant factors that are considered that could trigger an impairment review include: changes in business strategy, market conditions, or the manner of use of an asset; underperformance relative to historical or expected future operating results; and negative industry or economic trends. In evaluating an asset for possible impairment, management estimates that asset’s future undiscounted cash flows and appraised values to measure whether the asset is recoverable. The Company measures the impairment based on the projected discounted cash flows of the asset over its remaining life.

Leases

We account for our leases in accordance with ASC 842, “Leases” (“ASC 842”). ASC 842 requires a lessee to recognize assets and liabilities on the balance sheet for all leases, with the result being the recognition of a right of use (“ROU”) asset and a lease liability. The lease liability is equal to the present value of the minimum lease payments for the term of the lease, including any optional renewal periods determined to be reasonably certain to be exercised, using a discount rate determined at lease commencement. This discount rate is the rate implicit in the lease, if known; otherwise, the incremental borrowing rate for the expected lease term is used. Our incremental borrowing rate approximates the rate we would have to pay to borrow on a collateralized basis over a similar term at lease inception. The value of the ROU asset is equal to the initial measurement of the lease liability plus any lease payments made to the lessor at or before the commencement date and any unamortized initial direct costs incurred by the lessee, less any unamortized lease incentives received. Several of our lease contracts include options to extend the lease term and we include the renewal options for these leases in the determination of the ROU asset and lease liability when the likelihood of renewal is determined to be reasonably certain.

We enter into leases in the course of ordinary business including warehouses and manufacturing facilities, as well as vehicles and equipment used in our operations. Leases with an initial term of 12 months or less are not recorded on the balance sheet as we recognize lease expense for these leases on a straight-line basis over the lease term. The depreciable life of assets and related improvements are limited by the expected lease term, unless there is a reasonably certain expected transfer or title or purchase option. Some lease agreements include renewal options at our sole discretion. Any guaranteed residual value is included in our lease liability.

There are two types of leases, operating leases and finance leases. Lease classification is determined at lease commencement. We have made an accounting policy election to apply the short-term exception, which does not require the capitalization of leases with terms of 12 months or less. All of our leases are classified as operating leases. Operating lease expense is recognized on a straight-line basis over the lease term and included in general and administrative expense on the consolidated statement of income. ROU assets are classified as such on the consolidated balance sheets, short-term lease liabilities and long-term lease liabilities are classified as such in the consolidated balance sheets. In the statements of cash flow, payments for operating leases are classified as operating activities.

Stock-Based Compensation

The Company has stock-based incentive plans which may grant stock option, restricted stock and unrestricted stock awards. The Company recognizes stock-based compensation expense based on the grant date fair value of the award and the related vesting terms.

The recognition of compensation expense associated with performance-based restricted stock units requires judgment in assessing the probability of meeting the performance goals, as well as defined criteria for assessing achievement of the performance-related goals. For purposes of measuring compensation expense, the number of shares ultimately expected to vest is estimated at each reporting date based on management’s expectations regarding the relevant performance criteria. The performance shares begin vesting only upon the achievement of the performance criteria. The achievement of the performance goals can impact the valuation and associated expense of the restricted stock units. The assumptions used in accounting for the share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if circumstances change and we use different assumptions, our stock-based compensation expense could be materially different in the future. See Note 13 for additional information.

Investor Advances

The Company has received advances from investors during recent years prior to the execution of a related financing arrangement. Such advances are treated as current liabilities until such time as a final investment vehicle is executed by the parties. Investor advances in prior year financial statements have been reclassified to conform to the current year presentation.

Earnings per share

Basic income (loss) per share is computed by dividing net income (loss) attributable to Yunhong Green CTI Ltd. Common shareholders by the weighted average number of shares of common stock outstanding during each period.

Diluted earnings (loss) per share is computed by dividing the net loss attributable to Yunhong Green CTI Ltd. Common shareholders by the weighted average number of shares of common stock and equivalents (stock options and warrants), unless anti-dilutive, during each period. In periods for which there is a net loss, diluted loss per common share is equal to basic loss per common share, since the effect of including any common stock equivalents would be antidilutive.

As of December 31, 2024, and 2023, shares to be issued upon the exercise of warrants aggregated 556,000 and 128,000, respectively. No options were outstanding as of December 31, 2024 and 2023. The number of shares included in the determination of earnings on a diluted basis for the year ended December 31, 2024, and 2023 were none, as doing so would have been anti-dilutive.

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

Deferred Financing Costs

Deferred financing costs are amortized over the term of the loan. Upon refinancing, existing unamortized deferred financing costs are expensed.

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

Deferred tax assets and liabilities are measured using enacted tax rates expected to be in effect when the anticipated reversal of these differences is scheduled to occur. Deferred tax assets are reduced by a valuation allowance when management cannot determine, in its opinion, that it is more likely than not that the Company will recover that recorded value of the deferred tax asset. The Company is subject to U.S. Federal, state and local taxes as well as certain foreign taxes in Mexico (through October 2021) and China. U.S. income tax expense and foreign withholding taxes are provided on remittances of foreign earnings and on unremitted foreign earnings that are not indefinitely reinvested.  No interest and penalties related to uncertain tax positions were incurred during 2024 and 2023. Tax years ended December 31, 2021 or later remain subject to examination by the IRS and state taxing authorities.

We utilize a two step approach to recognize and measure uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not the position will be sustained upon tax authority examination, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. See Note 9 for further discussion.

Revenue Recognition

We recognize revenue in accordance with Accounting Standards Codification (“ASC”) 606 “Revenue from Contracts with Customers (“ASC 606”).” The core principle of ASC 606 is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASC 606 defines a five-step process to recognize revenue and requires judgment and estimates within the revenue recognition process, including identifying contracts with customers, identifying performance obligations in the contract, determining and estimating the amount of any variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation and recognizing revenue when the entity satisfies each performance obligation.

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

A disaggregation of product net sales is presented in Note 14.

Research and Development

The Company conducts product development and research activities which include (i) creative product development and (ii) engineering. During the years ended December 31, 2024 and 2023, research and development activities totaled approximately $200,000 in each period.

Advertising Costs

The Company expenses advertising costs as incurred.

Note 3 – Liquidity and Going Concern

The Company’s financial statements are prepared using U.S. GAAP applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has a cumulative net loss from inception to December 31, 2024 of approximately $26 million and had approximately $0.2 million of cash as of December 31, 2024. The accompanying financial statements for the year ended December 31, 2024 have been prepared assuming the Company will continue as a going concern. The Company’s cash resources may be insufficient to meet its anticipated needs during the next twelve months. The Company may require additional funding on acceptable terms to support its planned future operations.

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

4. New Accounting Pronouncements

Recent Accounting Pronouncements

Recent Accounting Guidance Adopted in the Current Year

In November 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2023-07 to improve segment disclosure requirements under Accounting Standards Codification (“ASC”) 280, Segment Reporting, primarily through enhancing disclosures about significant segment expenses. The guidance requires entities to provide significant segment expenses that are regularly provided to the CODM and other segment expenses included in each reported measure of segment profitability. This ASU also enhances interim segment reporting requirements by aligning interim disclosures with information that must be disclosed annually in accordance with ASC 280. We adopted this ASU in the fourth quarter of 2024. Note 14 has been adjusted for the impacts of our adoption of this ASU.

Recent Accounting Guidance Not Yet Adopted

In December 2023, FASB issued ASU 2023-09, which requires enhanced income tax disclosures, including disaggregation of information in the rate reconciliation table and disaggregated information related to income taxes paid. The amendments in ASU 2023-09 are effective for the fiscal year ending after December 15, 2025. The Company is currently evaluating the impact that this update will have on its disclosures in the consolidated financial statements.

In November 2024, FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (Subtopic 220-40). The ASU requires the disaggregated disclosure of specific expense categories, including purchases of inventory, employee compensation, depreciation, and amortization, within relevant income statement captions. This ASU also requires disclosure of the total amount of selling expenses along with the definition of selling expenses. The ASU is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Adoption of this ASU can either be applied prospectively to consolidated financial statements issued for reporting periods after the effective date of this ASU or retrospectively to any or all prior periods presented in the consolidated financial statements. Early adoption is also permitted. This ASU will likely result in the required additional disclosures being included in our consolidated financial statements, once adopted. We are currently evaluating the provisions of this ASU.

No other new accounting pronouncements recently adopted or issued had or are expected to have a material impact on the consolidated financial statements.

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of the input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. There were no assets or liabilities measured in the fair value hierarchy as of December 31, 2024 or 2023.

6. Major Customers

For the year ended December 31, 2024, the Company had two customers that accounted for approximately 47% and 36% of consolidated net sales from operations. For the year ended December 31, 2023, those same two customers accounted for approximately 46% and 36% of consolidated net sales. As of December 31, 2024, the outstanding accounts receivable balance from these customers was $5.2 million.

7. Inventories

The components of inventories are as follows:

	December 31, 2024	December 31, 2023
Raw materials	$862,000	$928,000
Work in Process	2,444,000	2,511,000
Finished Goods	5,187,000	4,352,000

Total inventories	$8,493,000	$7,791,000

8. Debt

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

Interest on the Senior Facilities is set at the prime rate published from time to time published in the Wall Street Journal (7.5% as of December 31, 2024), plus 1.45% per annum, accruing daily and payable monthly. Interest shall be calculated on the basis of a 360-day year for the actual number of days elapsed. The Term Loan Facility shall be repaid by the Company to Lender in 48 equal monthly installments of principal and interest, each in the amount of $15,000, commencing on November 1, 2021, and continuing on the first day of each month thereafter until the Term Loan Maturity Date (as defined in the Agreement). Also, the Company paid the Lender collateral monitoring fees of 4.62% of the eligible accounts receivable, inventory, and equipment supporting the Revolving Credit Facility and the Term Loan.

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

The Senior Facilities require that the Company maintain Tangible Net Worth of at least $4,000,000 or greater (“Minimum Tangible Net Worth”). Minimum Tangible Net Worth may be adjusted downward by the Lender, from time to time, in its sole and absolute discretion, based on the effect of non-cash charges and other factors on the calculation of Tangible Net Worth. Other debt subordinated to Lender is not considered as a reduction of this calculation. The Company believes it was in compliance with this covenant for all relevant months, including as of December 31, 2024 and December 31, 2023, respectively.

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

As of December 31, 2024 and December 31, 2023, the term loan balance amounted to $0.6 and $0.7 million, respectively, which consisted of the principal and interest payable balance of $0.6 and $0.7 million, respectively and deferred financing costs of approximately $17,000 and $41,000, respectively. The balance of the Revolving Line of Credit as of December 31, 2024 and December 31, 2023 amounted to $6,578,000 and $4,991,000, respectively. The Revolving Line of Credit exceeded $6 million due to upcoming holidays and the bank approved extra funding to continue operations, the excess balance was reduced below the $6 million cap on January 3, 2025.

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

9. Income Taxes

Due to an ownership change in the first quarter of 2020, the future utilization of certain post-change income tax attributes of Yunhong CTI Ltd , including net operating loss carryovers, are anticipated to be limited for U.S. income tax purposes.

Income tax provision (benefit) related to operations differ from the amounts computed by applying the statutory income tax rate of 21% to pretax loss as follows (in thousands):

	Year Ended December 31,
U.S. Federal provision (benefit)	2024	2023
At Statutory Rate	$(315,000)	$(49,000)
State Taxes	(71,000)	(71,000)
Change in Valuation Allowance	181,000	299,000
Foreign Tax Differential	(4,000)	-
Foreign Valuation Allowance	25,000	-
Other	184,000	(179,000)
Total provision (benefit)	$-	$-

Deferred Tax Assets and Liabilities

Deferred income taxes reflect the net tax effects of loss and credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows:

	Year Ended December 31,
	2024	2023
Deferred Tax Assets:
Federal & State NOL Carryforward	$5,391,000	$5,163,000
Foreign Tax Credit & Other Credits	224,000	307,000
Capitalized R&D	128,000	98,000
Reserves and Accruals	140,000	147,000
Capital Loss Carryforward	2,360,000	2,360,000
Unicap 263A Adjustment	246,000	233,000
Lease liability	1,232,000	1,026,000
Foreign NOL Carryforward	28,000	2,000
Fixed Assets & Intangibles	279,000	261,000
Total Gross deferred tax assets	10,028,000	9,597,000
Less: Val. Allowance	(8,702,000)	(8,476,000)
Total Deferred Tax Assets	1,326,000	1,121,000

Deferred Tax Liabilities:
Right of use operating leases	1,326,000	1,121,000
Total Gross deferred tax liabilities	1,326,000	1,121,000
Net Deferred Tax Assets	$-	$-

Realization of our deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Because of our lack of U.S. earnings history the net U.S. deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $0.2 million and $0.3 million during the years ended December 31, 2024 and 2023, respectively.

Net Operating Loss and Tax Credit Carryforwards

As of December 31, 2024, we had a net operating loss carryforward for federal income tax purposes of approximately $16.9 million, of which $0.2 million is subject to expiration beginning 2037. We had a total state net operating loss carryforward of approximately $19.5 million, with various expiration dates. Utilization of some of the federal and state net operating loss and credit carryforwards are subject to annual limitations due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitations may result in the expiration of net operating losses and credits before utilization.

We have federal credits of approximately $0.2 million, federal tax credits in the amount of $0.08 million expired during 2024.

10. Related Party Transactions

Ms. Jana M. Schwan is the Company’s Chief Executive Officer. Her father, John H. Schwan, held several positions with the Company over many years, most recently as Chairman of the Board until June 2020 as discussed in Note 8, Mr. John H. Schwan was owed approximately $0.3 million and $1.3 million as of December 31, 2024, and 2023, respectively in a note from the Company. See Note 8.

Icy Mellon LLC, the landlord of the Company’s Barrington Facility, is also a shareholder of the Company.

The Company formed a wholly owned subsidiary, Yunhong Technology (Hubei) Co. Ltd., in the Hubei Province of China. On June 30, 2024, the Company, through the China subsidiary, acquired certain production assets pursuant to an Asset Purchase Agreement and in exchange for 5 million shares of the Company’s common stock, which was valued at $6.25 million. See Notes 1 and 13.

11. Leases

We enter into lease contracts for certain of our facilities at two locations. Our leases have remaining lease terms of three and six years. On December 18th, 2024, our lease agreement for the Elgin facility was extended through December 31st, 2028.

The table below describes our lease position as of December 31, 2024, and 2023:

Operating Leases	2024	2023
Right of use assets	$3,950,000	$3,364,000
Lease Liabilities - Current	$480,000	$522,000
Lease Liabilities – Long Term	$3,470,000	$2,842,000

During the years ended December 31, 2024 and 2023, we recorded operating lease expenses to general and administrative expense of $1,030,000 and $1,074,000, respectively.

At December 31, 2024, maturities of operating lease liabilities are as follows:

2025	$1,003,000
2026	1,048,000
2027	1,083,000
2028	1,119,000
2029	627,000
Thereafter	864,000
Total Lease Payments	5,744,000
Less: Imputed interest	(1,794,000)
Total Lease Liabilities	$3,950,000

As of December 31,2024, the weighted average remaining lease term and weighted average discount rate for our operating leases are 5.5 years and 14.15%, respectively. We calculated the weighted-average discount rate using incremental borrowing rates, which equal the rates of interest that we would pay to borrow funds on a fully collateralized basis over a similar term.

See report of independent registered public accounting firm and notes to consolidated financial statements.

12. Convertible Preferred Stock

Series B Convertible Preferred Stock

In November 2020, we issued 170,000 shares of Series B Preferred stock for an aggregate purchase price of $1,500,000 with an initial stated value of $10.00 per share and liquidation preference over common stock. These shares initially had accrued dividends at a rate of 8 percent per annum. As of December 31, 2022 the balance consisted of $1,500,000 original investment, $304,000 of accrued dividends and $47,000 of accretion. On February 1, 2023, the investor converted Series B Preferred stock into approximately 1.9 million shares of common stock.

Series E Convertible Preferred Stock

In March 2024, the Company amended its Articles of Incorporation to authorize the issuance of 130,000 shares of Series E Convertible Preferred Stock (“Series E Preferred”) resulting in gross proceeds of $1.3 million from an unrelated third party. These Series E Convertible Preferred Stock can be converted to common stock based on meeting certain conditions set forth in the document at ten (10) shares of the company’s common stock, no par value. In aggregate, between Series E Preferred and Series F Convertible Preferred Stock (“Series F Preferred”) financings, $1.5 million of the total Series E and F proceeds were received as an advance prior to December 31, 2023. These funds advanced were initially classified as a current liability until the agreement was finalized and shares were issued, at which time it was reclassified as equity. In addition, 361,400 warrants to purchase the Company’s common stock were issued with respect to this transaction. These warrants are exercisable until March 2027, at the lower of $1.52 per share or 90% of the variable price based on the ten-day volume weighted average price (“VWAP”) of the Company’s common stock. The issuance of the Series E Preferred Stock resulted in an allocation of $0.8 million to the convertible preferred stock and $0.5 million to the warrants described below and classified as Additional Paid-In Capital. Holders of the Series E Preferred will be entitled to receive quarterly dividends at the annual rate of 8.5% of the stated value ($10 per share) and have a liquidation preference over common stock. Such dividends may be paid in cash or otherwise based on the terms of the agreement. Accrued dividends of $93,000 were recorded for the year ended December 31, 2024.

Series F Convertible Preferred Stock

In March 2024, the Company amended its Articles of Incorporation to authorize the issuance of 70,000 shares of Series F Preferred resulting in gross proceeds of $0.7 million from an unrelated third party. As disclosed above certain of these proceeds were received as an advance prior to December 31, 2023. This investment was initially classified as a current liability until the agreement was finalized and shares were issued, at which time it was classified as equity. These Series F Convertible Preferred Stock can be converted to common stock based on meeting certain conditions set forth in the document at ten (10) shares of the company’s common stock, no par value. In addition, warrants to purchase 194,600 shares of the Company’s common stock were issued with respect to this transaction. These warrants are exercisable until March 2027, at the lower of $1.52 per share or 90% of the variable price based on the ten-day volume weighted average price (“VWAP”) of the Company’s common stock prior to exercise. The issuance of the Series F Preferred Stock resulted in an allocation of $0.4 million to the convertible preferred stock and $0.3 million to the warrants described below and classified as Additional Paid-In Capital. Holders of the Series F Preferred will be entitled to receive quarterly dividends at the annual rate of 8.5% of the stated value ($10 per share) and have a liquidation preference over common stock. Such dividends may be paid in cash or stock, at the Company’s discretion, based on the terms of the agreement. Accrued dividends of $50,000 were recorded for the year ended December 31, 2024.

13. Other Shareholders’ Equity

Common Stock

As of June 30, 2024, our wholly owned subsidiary, Yunhong Technology Industry (Hubei) Co,. Ltd., acquired certain assets of Yunhong Environmental Protection Technology Co., Ltd. and Yunhong China Group (together the “Selling Parties”) pursuant to an Asset Purchase Agreement. The Selling Parties are affiliated entities of certain stockholders of the Company. In accordance with the terms and conditions of the Asset Purchase Agreement, Yunhong Green CTI Ltd. agreed to issue 5 million shares of the Company’s common share at a fair value of $6.25 million as consideration. As of December 31, 2024, the shares of common stock are in process of being formally issued to the Selling Parties. The Company has initially assigned a fair value of $4.05 million to machinery and equipment and $2.2 million represents prepayment to the Selling Parties for the Company’s anticipated operational expenses, which the Selling Parties will pay on the Company’s behalf. This prepayment balance is classified as prepaid expenses, non-current on the Consolidated Balance Sheets as of December 31, 2024. No other assets or liabilities were transferred as part of this transaction. The Asset Purchase Agreement was evaluated under the guidance in ASC 805, Business Combinations and management determined this does not constitute the acquisition of a business. As a result, this transaction was treated as an asset purchase. Operations have not yet commenced, with the exception of the Company $0.1 million of depreciation expense.

During December 2024, the Company issued 100,000 shares of common stock, valued at $60,000, as payment for consulting services performed during 2024 by Jeffrey Leader. The issuance of common stock is included within equity compensation charge on the Consolidated Statements of Income (Loss).

Deposits and Note Conversion to Common Stock

In connection with the 2021 sale and leaseback transaction of the Company’s primary facility in Lake Barrington, IL, the landlord advanced rent payments in the form of a note. The balance of that note on December 31, 2022 was approximately $172,000. The note paid 3% interest and was due March 2024. In addition, the same entity made investment deposits during 2022 that were recorded as short term deposit liabilities. On February 1, 2023, our Board of Directors approved the conversion of these liabilities into common stock at a rate of approximately 84% of the volume weighted average price (VWAP) of the Company’s common stock during the period these deposits were received. In total, approximately $0.9 million of liabilities were converted into approximately 1.9 million shares of our common stock during 2023. Upon conversion, both the note and deposit liabilities were fully eliminated.

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

The valuation assumptions we have applied to determine the fair value of warrants issued in 2024 were as follows:

-	Historical stock price volatility: The Company used the weekly closing price to calculate historical annual volatility which was a range from 240% - 243%.

-	Risk-free interest rate: The Company bases the risk-free interest rate on the rate payable on US treasury securities with a similar maturity in effect at the time of the grant, which was 15.16%.

-	Expected life: The expected life of the warrants represents the period of time warrants were expected to be outstanding. The Company used an expected life of 3 years which is consistent with the contractual term.

-	Dividend yield: The estimate for dividend yield is 0%, as the Company did not issue dividends during 2020 through 2024 and does not expect to do so in the foreseeable future.

-	Estimated forfeitures: When estimating forfeitures, the Company considers historical terminations as well as anticipated retirements.

A summary of the Company’s common stock warrant activity is as follows:

	Shares under Option (warrant)	Weighted Average Exercise Price
Balance at December 31, 2023	-	$-
Granted	556,000	1.52
Cancelled/Expired	-	-
Exercised/Issued	-	-
Outstanding at December 31, 2024	556,000	1.52

Exercisable at December 31, 2024	556,000	$1.52

As of December 31, 2024 the Company reserved the following shares of its common stock for the exercise of warrants, and preferred stock:

2024 Common Stock Warrants	556,000
Shares reserved as of December 31, 2024	556,000

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

Restricted Stock

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

● The restrictions on 56,250 shares of the award will lapse and the award will vest in the event the Company’s common shares trade at or above $5/share for ten or more consecutive trading days. This award was terminated in November 2024.

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

During 2022 the Compensation Committee awarded the Chief Operating Officer a grant of 100,000 shares of restricted stock. 20,000 of these shares vested over the initial 12 month period while the remaining shares vest 20,000 each based on the performance conditions above.

Upon taking the role of Chief Executive Officer during November 2024, Ms. Schwan was granted restricted stock in the amount of 250,000 shares. 25,000 shares vested immediately, while the remaining 225,000 are subject to performance conditions as further detailed in the share grant. Specifically, the restrictions on the remaining 225,000 shares will lapse based on satisfaction of the following performance goals and objectives and continued employment through the date of meeting such targets:

● The restrictions on 56,250 shares of the award will lapse and the award will vest when the Company’s trailing-twelve-month EBITDA equals or exceeds $0.7 million at any time on or after January 1, 2026.

● The restrictions on 56,250 shares of the award will lapse and the award will vest in the event the Company’s common shares trade at or above $3/share for ten or more consecutive trading days.

● The restrictions on 56,250 shares of the award will lapse and the award will vest if Ms. Schwan remains an employee of the Company as of January 1, 2027.

● The restrictions on 56,250 shares of the award will lapse and the award will vest in the event the Company is able to refinance its credit facility which concludes per its terms during September 2025.

The Compensation Committee (as defined in the Plan) shall be responsible for determining when the conditions above have been satisfied. The Company records compensation expense with each vesting and records a likelihood of vesting weighted analysis to the extent it has visibility to do so with a related grant date market value when such visibility is present. Without such visibility, it considers such probability as de minimis until additional information is available.

The Company recognized share-based compensation expense relating to vesting of restricted stock of approximately $160,000 and $20,000 in 2024 and 2023, respectively. As of December 31, 2024 and 2023, respectively, there was $155,000 and $358,450 unrecognized compensation expense related to unvested restricted shares. There were approximately 243,000 performance-based grants for which the underlying performance threshold had not been met as of December 31, 2024.

Restricted Stock Units, Performance-Based Restricted Stock Units and Restricted Stock Awards:

Aggregated information regarding RSUs, PSUs and RSAs granted under the Plan is summarized below:

	RSUs, PSUs & RSAs	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2022	313,750	1.04
Granted	-	-
Vested	(116,250)	1.12
Forfeited	-	-
Outstanding at December 31, 2023	197,500	2.14
Granted	250,000	0.67
Vested	(148,500)	1.33
Forfeited	(56,250)	1.28
Outstanding at December 31, 2024	242,750	0.64

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

In 2009, the shareholders of the Corporation approved, a 2009 Stock Incentive Plan (“2009 Plan”). The 2009 Plan and subsequent awards categorized as inducement of employment authorized the issuance of up to 510,000 shares of stock or options to purchase stock of the Company (including cancelled shares reissued under the plan.).

On June 8, 2018, our shareholders approved the 2018 Stock Incentive Plan (“2018 Plan”). The 2018 Plan authorized the issuance of up to 300,000 shares of our common stock in the form of equity-based awards. Because no registration on Form S-8 was filed for these additional shares within 12 months of approval by our shareholders, those additional shares are not available for issuance in the normal course. On June 17, 2022, our shareholders approved of the issuance of 500,000 additional shares to this plan.

The Company, at the discretion of the board, may issue options in excess of the total available, if options related to that stock plan are cancelled. In some cases, not all shares that are available to a stock plan are issued, as the Company is unable to issue options to a previous plan when a new plan is in place.

See report of independent registered public accounting firm and notes to consolidated financial statements.

14. Product and Geographic Segment Data

We manage our business activities as a single segment as our business contains similar products and services managed by the Company, and are economically similar, and share similar types of customers, production and distribution. The company designs, manufactures and distributes ballon products throughout the world. The company also laminates, coats, prints and converts films used for food packaging and other commercial uses and for the conversion of films into flexible packaging containers and other products including balloon-inspired gift products.

The customers represent a single market or segment with similar stringent and well-defined requirements. The company makes operating decisions and assesses financial performance only for the Company as a whole and does not make operating decisions or assess financial performance by the end markets which ultimately use the products. Our chief operating decision maker (CODM) is Jana Schwan, CEO. The Company’s CODM regularly reviews financial information presented and does not evaluate the Company’s operating segment using asset or liability information. Instead, the CODM uses revenue, gross margin, and net income or loss to allocate operating and capital resources and assess performance by comparing actual results to historical results and previously forecasted financial information. There are no significant segment expenses reported to the CODM. Due to the single reportable segment, this financial information is presented on the Statements of Operations and Comprehensive Loss.

The following table provides a breakdown of product net sales from operations in each of the years indicated (in thousands):

	Twelve Months Ended
	December 31, 2024		December 31, 2023
	$	% of	$	% of
Product Category	(000) Omitted	Net Sales	(000) Omitted	Net Sales

Foil Balloons	11,510	64%	11,885	66%

Film Products	847	5%	927	5%

Other	5,596	31%	4,992	28%

Total	17,953	100%	17,804	100%

15. Contingencies

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

16. Legal Proceedings

The Company may be party to certain lawsuits or claims arising in the normal course of business. The ultimate outcome of these matters is unknown but, in the opinion of management, we do not believe any of these proceedings will have, individually or in the aggregate, a material adverse effect upon our financial condition, cash flows or future results of operation.

17. Retirement Benefits

The Company maintains a 401(k) employee savings plan in which all salaried employees are eligible to participate. The plan is a tax qualified retirement plan.

Under the 401(k) Plan, employees may contribute up to 15% of their eligible compensation to the Plan and the Company will contribute a matching amount to the Plan each year. Participating employees may direct the investment of individual and company contributions into one or more of the investment options offered by the Plan. The Company has the ability to make matching contributions under the Plan, but none were made during 2024 or 2023.

18. Subsequent Events

On January 8, 2025, the Company issued 276,039 shares of common stock to its landlord in exchange for rent payable. The fair value of the shares issued were $180,000.

