Form 10-Q
period 2025-03-31
YUNHONG GREEN CTI LTD.
filed 2025-05-20
CIK 1042187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

The number of shares outstanding of the registrant’s common stock, no par value per share, as of May 19, 2025 was 26,223,626 (excluding treasury shares).

Yunhong Green CTI, Ltd

Unaudited Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$172,000	$220,000
Accounts receivable, net	4,631,000	5,403,000
Inventories	8,668,000	8,493,000
Prepaid expenses	349,000	412,000

Total current assets	13,820,000	14,528,000

Property, plant and equipment:
Machinery and equipment	22,246,000	22,246,000
Office furniture and equipment	2,084,000	2,084,000
Intellectual property	783,000	783,000
Leasehold improvements	39,000	39,000
Fixtures and equipment	518,000	518,000
Projects under construction	216,000	196,000
	25,886,000	25,866,000
Less: accumulated depreciation and amortization	(21,121,000)	(20,958,000)

Total property, plant and equipment, net	4,765,000	4,908,000

Other assets:
Operating lease right-of-use	3,816,000	3,950,000
Prepaid expenses, noncurrent	2,192,000	2,192,000

Total other assets	6,008,000	6,142,000

TOTAL ASSETS	$24,593,000	$25,578,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade payables	$1,871,000	$1,537,000
Line of credit	5,601,000	6,578,000
Notes payable	585,000	606,000
Notes payable related party	344,000	344,000
Operating lease liabilities – current portion	538,000	480,000
Advance investor deposit	1,050,000	1,050,000
Accrued liabilities	848,000	810,000

Total current liabilities	10,837,000	11,405,000

Long-term liabilities:
Operating lease liabilities – noncurrent	3,278,000	3,470,000

Total long-term liabilities	3,278,000	3,470,000

TOTAL LIABILITIES	$14,115,000	$14,875,000

SHAREHOLDERS’ EQUITY
Series E Preferred Stock — no par value, 130,000 shares authorized, issued and outstanding at March 31, 2025 and December 31, 2024 (liquidation preference of $1,300,000)	892,000	864,000
Series F Preferred Stock — no par value, 70,000 shares authorized, issued and outstanding at March 31, 2025 and December 31, 2024 (liquidation preference of $700,000)	480,000	465,000
Common stock - no par value, 2,000,000,000 shares authorized, 26,267,884 and 25,991,845 shares issued and 26,223,626 and 25,947,587 shares outstanding at March 31, 2025 and December 31, 2024, respectively	27,715,000	27,533,000
Additional paid-in-capital	7,824,000	7,858,000
Accumulated deficit	(26,272,000)	(25,856,000)
Less: Treasury stock, 44,258 shares, at cost	(161,000)	(161,000)

TOTAL SHAREHOLDERS’ EQUITY	10,478,000	10,703,000

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$24,593,000	$25,578,000

See accompanying notes to condensed consolidated unaudited financial statements.

Yunhong Green CTI, LTD

Unaudited Condensed Consolidated Statements of Income (Loss)

	For the Three Months Ended March 31,
	2025	2024

Net sales	$4,802,000	$4,894,000

Cost of sales	3,936,000	3,999,000

Gross profit	866,000	895,000

Operating expenses:
General and administrative	839,000	1,040,000
Selling	35,000	34,000
Advertising and marketing	170,000	174,000

Total operating expenses	1,044,000	1,248,000

Income / (loss) from operations	(178,000)	(353,000)

Other (expense) / income:
Interest expense	(237,000)	(218,000)
Other (expense) / income	(1,000)	(5,000)

Total other (expense) / income, net	(238,000)	(223,000)

Net income / (loss)	$(416,000)	$(576,000)

Deemed dividends on preferred stock	$(43,000)	$(14,000)

Net income / (loss) attributable to Yunhong Green CTI Ltd common shareholders	$(459,000)	$(590,000)

Basic income (loss) per common share	$(0.02)	$(0.03)

Diluted income (loss) per common share	$(0.02)	$(0.03)

Weighted average number of shares and equivalent shares of common stock outstanding:
Basic	26,006,576	20,771,937

Diluted	26,006,576	20,771,937

See accompanying notes to condensed consolidated unaudited financial statements.

Yunhong Green CTI, Ltd

Unaudited Condensed Consolidated Statements of Cash Flows

	For the Three Months Ended March 31,
	2025	2024

Cash flows from operating activities:
Net loss	$(416,000)	$(576,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating
Depreciation and amortization	163,000	62,000
Equity compensation charge	9,000	122,000
Change in assets and liabilities:
Accounts receivable	772,000	(423,000)
Inventories	(175,000)	81,000
Prepaid expenses and other assets	63,000	(62,000)
Trade payables	334,000	47,000
Accrued liabilities	220,000	(18,000)

Net cash (used in) provided by operating activities	970,000	(767,000)

Cash flows from investing activities:
Purchases of property, plant and equipment	(20,000)	(154,000)

Net cash (used in) provided by investing activities	(20,000)	(154,000)

Cash flows from financing activities:
Receipt for preferred stock issuance	-	500,000
Repayment of note payable, related party	-	(1,000,000)
Repayment of note payable	(21,000)	(16,000)
Net advances (repayments) on revolving line of credit	(977,000)	565,000

Net cash provided by (used in) financing activities	(998,000)	49,000

Net increase (decrease) in cash and cash equivalents	(48,000)	(872,000)

Cash and cash equivalents at beginning of period	220,000	921,000

Cash and cash equivalents at end of period	$172,000	$49,000

Supplemental disclosure of cash flow information and noncash investing and financing activities:
Cash payments for interest	$237,000	$218,000
Accretion of dividends on preferred stock	43,000	14,000
Common stock issued in exchange for rent due to Icy Melon	182,000	-
Allocation of proceeds from preferred stock financing to the issuance of warrants for preferred stock	-	814,000
Reclassification of advances upon issuances of preferred stock	-	1,500,000

See accompanying notes to condensed consolidated unaudited financial statements.

Yunhong Green CTI, Ltd

Unaudited Condensed Consolidated Statements of Shareholders’ Equity

	Series E Preferred Stock		Series F Preferred Stock		Common Stock		Additional Paid-in	Accumulated (Deficit)	Less Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	TOTAL

Balance December 31, 2024	130,000	$864,000	70,000	$465,000	25,991,845	$27,533,000	$7,858,000	$(25,856,000)	(44,258)	$(161,000)	$10,703,000

Series E Accrued Deemed Dividend	-	28,000		-	-	-	(28,000)	-	-	-	-
Series F Accrued Deemed Dividend	-	-	-	15,000	-	-	(15,000)	-	-	-	-
Common Stock Issuance for Rent		-	-	-	276,039	182,000	-	-	-	-	182,000
Equity Compensation Charge	-	-	-	-	-	-	9,000	-	-	-	9,000
Net Loss	-	-	-	-	-	-	-	(416,000)	-	-	(416,000)

Balance March 31, 2025	130,000	$892,000	70,000	$480,000	26,267,884	$27,715,000	$7,824,000	$(26,272,000)	(44,258)	$(161,000)	$10,478,000

Yunhong Green CTI, Ltd

Unaudited Condensed Consolidated Statements of Shareholders’ Equity

	Series E Preferred Stock		Series F Preferred Stock		Common Stock		Additional Paid-in	Accumulated (Deficit)	Less Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	TOTAL

Balance December 31, 2023	-	$-	-	$-	20,815,595	$21,283,000	$6,967,000	$(24,357,000)	(44,258)	$(161,000)	$3,732,000

Series E Preferred Stock Issuance	130,000	771,000	-	-	-	-	529,000	-	-	-	1,300,000
Series F Preferred Stock Issuance	-	-	70,000	415,000	-	-	285,000	-	-	-	700,000
Series E Accrued Deemed Dividend	-	9,000		-	-	-	(9,000)	-	-	-	-
Series F Accrued Deemed Dividend	-	-	-	5,000	-	-	(5,000)	-	-	-	-
Equity Compensation Charge	-	-	-	-	-	-	122,000	-	-	-	122,000
Net Loss	-	-	-	-	-	-	-	(576,000)	-	-	(576,000)
Balance March 31, 2024	130,000	$780,000	70,000	$420,000	20,815,595	$21,283,000	$7,889,000	$(24,933,000)	(44,258)	$(161,000)	$5,278,000

See accompanying notes to condensed consolidated unaudited financial statements.

Yunhong Green CTI Ltd. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 - Basis of Presentation and Significant Accounting Policies

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

Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2025. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2024, filed on April 15, 2025, which can be found on the Company’s website (www.ctiindustries.com) or www.sec.gov.

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

The condensed consolidated financial statements include the accounts of Yunhong Green CTI Ltd., CTI Supply, Inc., and Yunhong Technology Industry (Hubei) Co., Ltd. All intercompany accounts and transactions have been eliminated in consolidation. See Note 2 Form 10-K for the fiscal year ended December 31, 2024.

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

Segments:

The Company views its operations and manages its business as one segment, both in terms of geography and operations. All manufacturing occurs in the United States.   Due to the single reportable segment, this financial information is presented on the Consolidated Statements of Income (Loss). There are no significant segment expenses reported to the chief operating decision maker (CODM). On June 30, 2024, the Company acquired production assets in China but has not yet commenced operations within this subsidiary.

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

For both March 31, 2025 and 2024, shares to be issued upon the exercise of warrants aggregated 556,000. No options were outstanding for the three months ended March 31, 2025 and 2024. The number of shares included in the determination of earnings on a diluted basis for the three months ended March 31, 2025 and 2024 were none, as doing so would have been anti-dilutive.

Revenue recognition:

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

Note 2 – Liquidity and Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has a cumulative net loss from inception to March 31, 2025 of approximately $26 million. The accompanying financial statements for the three months ended March 31, 2025 have been prepared assuming the Company will continue as a going concern. The Company’s cash resources from operations may be insufficient to meet its anticipated needs during the next twelve months. If the Company does not execute its plan, it may require additional financing to fund its future planned operations.

The ability of the Company to continue as a going concern is dependent on the Company having adequate capital to fund its operating plan and performance. Management’s plans to continue as a going concern may include raising additional capital through sales of equity securities and borrowing, continuing to focus our Company on the most profitable elements, and exploring alternative funding sources on an as needed basis. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. The supply chain challenges, inflationary pressures and tariffs have impacted on the Company’s business operations to some extent and is expected to continue to do so and these impacts may include reduced access to capital. The ability of the Company to continue as a going concern may be dependent upon its ability to successfully secure other sources of financing and attain profitable operations. There is substantial doubt about the ability of the Company to continue as a going concern for one year from the issuance of the accompanying consolidated financial statements. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company’s primary sources of liquidity have traditionally been comprised of cash and cash equivalents as well as availability under the Credit Agreement in place at the time (see Note 3  ). This credit facility, as amended, concludes on September 30, 2025. While we expect to have sufficient financial resources available on acceptable terms, there can be no assurance this will occur, particularly in light of increasingly conservative financial markets.

Note 3 - Debt

On September 30, 2021 (the “Closing Date”), the Company entered into a loan and security agreement (the “Agreement”) with Line Financial (the “Lender”), which provides for a senior secured financing consisting of a revolving credit facility (the “Revolving Credit Facility) in an aggregate principal amount of up to $6 million (the “Maximum Revolver Amount”), subject to borrowing base provisions  , and term loan facility (the “Term Loan Facility”) in an aggregate principal amount of $731,250 (“Term Loan Amount” and, together with the Revolving Credit Facility, the “Senior Facilities”). The Senior Facilities are secured by substantially all assets of the Company. The Company believes it has been in compliance with the terms of these Senior Facilities since their inception in September 2021.

Interest on the Senior Facilities was set at the prime rate published from time to time published in the Wall Street Journal (7.5% as of March 31, 2025), plus 1.45% per annum, accruing daily and payable monthly. Interest shall be calculated on the basis of a 360-day year for the actual number of days elapsed. The Term Loan Facility shall be repaid by the Company to Lender in 48 equal monthly installments of principal and interest, each in the amount of $15,000, commencing on November 1, 2021, and continuing on the first day of each month thereafter until the Term Loan Maturity Date (September 30, 2025).    Also, the Company paid the Lender collateral monitoring fees of 4.62% of the eligible accounts receivable, inventory, and equipment supporting the Revolving Credit Facility and the Term Loan.

The Senior Facilities matured on September 30, 2023 and were extended with a maturity date of September 30, 2025. The facility automatically extends for successive periods of one year each, unless the Company or the Lender gives the other party notice of termination not less than 90 days prior to the end of such term or renewal term, as applicable. If the Senior Facilities are renewed, the Company shall pay the Lender a renewal fee of 1.25% of the Maximum Revolver Amount and the Term Loan Amount upon each renewal on the anniversary of the Closing Date. The Company has the option to prepay the Term Loan Facility (together with all accrued but unpaid interest and a Term Loan Prepayment Fee (as defined in the Agreement) in whole, but not in part, upon not less than 60 days prior written notice to the Lender.

The Senior Facilities require that the Company maintain Tangible Net Worth of at least $4,000,000 or greater (“Minimum Tangible Net Worth”). Minimum Tangible Net Worth may be adjusted downward by the Lender, from time to time, in its sole and absolute discretion, based on the effect of non-cash charges and other factors on the calculation of Tangible Net Worth. Other debt subordinated to Lender is not considered as a reduction of this calculation. The Company believes it was in compliance with this covenant for all relevant months, including as of March 31, 2025 and December 31, 2024, respectively.

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

As of March 31, 2025 and December 31, 2024, the term loan balance amounted to $0.6 and $0.6 million, which consisted of the principal and interest payable balance of $0.6 and $0.6 million respectively, net of deferred financing costs of approximately $11,000 and $17,000 respectively. The balance of the Revolving Line of Credit as of March 31, 2025 and December 31, 2024 amounted to $5,601,000 and $6,578,000 respectively. The Term Loan is repaid approximately $15,000 per month, offset by any applicable fees. As of March 31, 2025, there was $399,000 remaining available for borrowing under our Revolving Credit Facility.

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

Note 4 - Shareholders’ Equity

Series E Convertible Preferred Stock

In March 2024, the Company amended its Articles of Incorporation to authorize the issuance of 130,000 shares of Series E Convertible Preferred Stock (“Series E Preferred”) resulting in gross proceeds of $1.3 million from an unrelated third party. In aggregate, between Series E Preferred and Series F Convertible Preferred Stock (“Series F Preferred”) financings, $1.5 million of the total Series E and F proceeds were received as an advance prior to December 31, 2023. These funds advanced were initially classified as a current liability until the agreement was finalized and shares were issued, at which time it was reclassified as equity, similar to the prior Convertible Preferred issuances. The issuance of the Series E Preferred Stock resulted in an allocation of $0.8 million to the convertible preferred stock and $0.5 million to the warrants described below and classified as Additional Paid-In Capital. Holders of the Series E Preferred will be entitled to receive quarterly dividends at the annual rate of 8.5% of the stated value ($10 per share) and have a liquidation preference over common stock. Such dividends may be paid in cash or otherwise based on the terms of the agreement. In addition, warrants to purchase 361,400 shares of the Company’s common stock were issued with respect to this transaction. These warrants are exercisable until March 2027, at the lower of $1.52 per share or 90% of the variable price based on the ten-day volume weighted average price (“VWAP”) of the Company’s common stock prior to exercise. Accrued dividends of $121,000   and $93,000 were recorded as of March 31, 2025 and December 31, 2024, respectively.

Series F Convertible Preferred Stock

In March 2024, the Company amended its Articles of Incorporation to authorize the issuance of 70,000 shares of Series F Preferred resulting in gross proceeds of $0.7 million from an unrelated third party. As disclosed above certain of these proceeds were received as an advance prior to December 31, 2023. This investment was initially classified as a current liability until the agreement was finalized and shares were issued, at which time it was classified as equity, similar to the prior Convertible Preferred issuances. The issuance of the Series F Preferred Stock resulted in an allocation of $0.4 million to the convertible preferred stock and $0.3 million to the warrants described below and classified as Additional Paid-In Capital. Holders of the Series F Preferred will be entitled to receive quarterly dividends at the annual rate of 8.5% of the stated value ($10 per share) and have a liquidation preference over common stock. Such dividends may be paid in cash or stock, at the Company’s discretion, based on the terms of the agreement. In addition, warrants to purchase 194,600 shares of the Company’s common stock were issued with respect to this transaction. These warrants are exercisable until March 2027, at the lower of $1.52 per share or 90% of the variable price based on the ten-day volume weighted average price (“VWAP”) of the Company’s common stock prior to exercise. Accrued dividends of $65,000   and $50,000 were recorded as of March 31, 2025 and December 31, 2024, respectively.

Warrants

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

The valuation assumptions we have applied to determine the value of warrants granted in 2025 were as follows:

-	Historical stock price volatility: The Company used the weekly closing price to calculate historical annual volatility which was a range from 68% - 241%.

-	Risk-free interest rate: The Company used the U.S. Treasury yield curve in effect at the time of grant for securities with maturities matching the expected term of the warrants. As of Q1 2025, the applicable yield was approximately 4.37%, based on the 10-year Treasury rate.

-	Expected life: The expected life of the warrants represents the period of time warrants were expected to be outstanding. The Company used an expected life of 5 years.

-	Dividend yield: The estimate for dividend yield is 0%, as the Company did not issue dividends during 2020 through 2025 and does not expect to do so in the foreseeable future.

-	Estimated forfeitures: When estimating forfeitures, the Company considers historical terminations as well as anticipated retirements.

A summary of the Company’s stock warrant activity is as follows:

	Shares under Option (warrant)	Weighted Average Exercise Price
Balance at December 31, 2024	556,000	$1.52
Granted	-	-
Cancelled/Expired	-	-
Exercised/Issued	-	-
Outstanding at March 31, 2025	556,000	1.52

Exercisable at March 31, 2025	556,000	$1.52

As of March 31, 2025 the Company reserved the following shares of its common stock for the exercise of warrants, and preferred stock:

2024 Warrants	556,000
Shares reserved as of March 31, 2025	556,000

Restricted Stock Awards

Restricted Stock Units, Performance-Based Restricted Stock Units and Restricted Stock Awards:

Aggregated information regarding RSUs, PSUs and RSAs granted under the Plan is summarized below:

	RSUs, PSUs & RSAs	Weighted Average Grant-Date Fair Value
Outstanding, unvested at December 31, 2024	242,750	0.64
Granted	-
Vested	(10,500)	0.77
Forfeited	-
Outstanding, unvested at March 31, 2025	232,250	0.64

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

Note 6 - Inventories

	March 31, 2025	December 31, 2024
Raw materials	$1,092,000	$862,000
Work in process	2,596,000	2,444,000
Finished goods	4,980,000	5,187,000
Total inventories	$8,668,000	$8,493,000

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

During the three months ended March 31, 2025 and 2024, there were two customers whose purchases represented more than 10% of the Company’s consolidated net sales. Sales to these customers for the three months ended March 31, 2025 and 2024 are as follows:

	Three Months Ended		Three Months Ended
	March 31, 2025		March 31, 2024
Customer	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Customer A	$3,091,000	64%	$2,226,000	46%
Customer B	$523,000	11%	$1,710,000	35%

As of March 31, 2025, the outstanding accounts receivable balance from these customers was $4.3 million.

Note 8 - Related Party Transactions

Ms. Jana M. Schwan is the Company’s Chief Executive Officer. Her father, John H. Schwan, held several positions with the Company over many years, most recently as Chairman of the Board until June 2020 as discussed in Note 3, Mr. John H. Schwan was owed approximately $0.3 million as of both March 31, 2025 and December 31, 2024, in a note from the Company.

Icy Melon LLC, the landlord of the Company’s Barrington Facility, is also a shareholder of the Company. On January 13, 2025, the Company issued 276,039 common shares, with a fair value of $182,000 to settle rent payable which was included in accrued expenses as of December 31, 2024.

The Company formed a wholly owned subsidiary, Yunhong Technology (Hubei) Co. Ltd., in the Hubei Province of China. On June 30, 2024, the Company, through the China subsidiary, acquired certain production assets and prepaid expenses asset pursuant to an Asset Purchase Agreement and in exchange for 5 million shares of the Company’s common stock, which was valued at $6.25 million. The prepaid expenses asset in the amount of $2.2 million as of March 31, 2025 and December 31, 2024 represents prepayment to the Selling Parties for the Company’s anticipated operational expenses, which the Selling Parties will pay on the Company’s behalf. No start-up operational expenses have been incurred by the China subsidiary as of March 31, 2025.

Note 9 - Leases

We enter into lease contracts for certain of our facilities at two locations. Our leases have remaining lease terms of three and six years.

The weighted average discount rate for our operating leases is 14.15%. We calculated the weighted-average discount rate using incremental borrowing rates, which equal the rates of interest that we would pay to borrow funds on a fully collateralized basis over a similar term.

Note 10 - Subsequent Events

On October 21, 2024, Yunhong Green CTI Ltd. (“CTI” or the “Company”), received written notice (the “Notice”) from The Nasdaq Capital Market (“Nasdaq”) stating that the Company was not in compliance with Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Rule”) because the Company’s common stock failed to maintain a minimum closing bid price of $1.00 for 30 consecutive business days.

The Notice has no immediate effect on the   Nasdaq listing or trading of the Company’s common stock. The Notice provided an initial 180 calendar day period, or until April 21, 2025, in which to regain compliance, pursuant to Listing Rule 5810(c)(3)(A).

The Company was unable to gain compliance within the initial 180-day grace period, therefore on April 24, 2025, a second grace period was granted by Nasdaq which allows the Company an additional 180-day period or until October 19, 2025 to regain compliance. The Company intends to actively monitor the closing bid price of its common stock and will evaluate available options to regain compliance with the Minimum Bid Price Rule. If, at any time before that date the bid price of the Company’s common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, Nasdaq will notify the Company that it has achieved compliance with the Minimum Bid Price Rule. If the Company fails to cure the deficiency during the second compliance period, the Company will effect a reverse stock split, if necessary.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q includes both historical and “forward-looking statements” within the meaning of federal securities law. All such statements are qualified by this cautionary note, which is provided pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future results. Words such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” or similar words are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Although we believe that our opinions and expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements, and our actual results may differ substantially from the views and expectations set forth in this Quarterly Report on Form 10-Q. We disclaim any intent or obligation to update any forward-looking statements after the date of this Quarterly Report on Form 10-Q to conform such statements to actual results or to changes in our opinions or expectations. These forward-looking statements are affected by factors, risks, uncertainties and assumptions that we make, including, without limitation, those discussed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 under the heading “Risk Factors.”

Overview

We produce film products for novelty, packaging and container applications. These products include foil balloons, latex balloons and related products, films for packaging and custom product applications, and flexible containers for packaging and consumer storage applications. We produce all of our film products for packaging, container applications and most of our foil balloons at our plant in Lake Barrington, Illinois. The Company purchases latex balloons from an unrelated vendor and distributes in the United States, particularly to those customers that prefer a combined solution for foil and latex balloons. Substantially all our film products for packaging and custom product applications are sold to customers in the United States. We market and sell our novelty items, Balloon inspired gifts (balloons and candy arranged to look like a flower bouquet for gifting) and flexible containers for consumer use primarily in the United States. During 2023 we changed our name to include “Green”, to communicate our intention to supply biodegradable and compostable materials to the marketplace that are developed by our partners in Asia. We created a new subsidiary, in part, for this purpose.   In recent periods, the U.S. government has imposed tariffs on certain goods imported from countries including China. Existing and future trade tariffs, import duties and quotas could also materially increase our costs of procuring the materials we use and disrupt the markets for the products we handle, which in turn could have a material adverse effect on our financial position, results of operations and cash flows.

Summary of Significant Events

On October 21, 2024, Yunhong Green CTI Ltd. received written notice from Nasdaq indicating that the Company’s common stock had not maintained a minimum closing bid  price of $1.00 per share for 30 consecutive business days, thereby failing to comply with Nasdaq Listing Rule 5550(a)(2). The notice provided the Company with an initial 180-day grace period, through April 21, 2025, to regain compliance.

As the Company did not meet the minimum bid requirement by the end of the initial period, Nasdaq granted a second 180-day compliance period on April 24, 2025, extending the deadline to October 19, 2025. The Company intends to continue actively monitoring the closing bid price of its common stock and will evaluate all available options to regain compliance, including, if necessary, effecting a reverse stock split.

If, at any time before the extended deadline, the Company’s common stock closes at or above $1.00 per share for a minimum of 10 consecutive business days, Nasdaq will provide written confirmation that the Company has regained compliance with the Minimum Bid Price Rule.

Senior Credit Facilities

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

Interest on the Senior Facilities was set at the prime rate published from time to time published in the Wall Street Journal (7.5% as of March 31, 2025), plus 1.45% per annum, accruing daily and payable monthly. Interest shall be calculated on the basis of a 360-day year for the actual number of days elapsed. The Term Loan Facility shall be repaid by the Company to Lender in 48 equal monthly installments of principal and interest, each in the amount of $15,000, commencing on November 1, 2021, and continuing on the first day of each month thereafter until the Term Loan Maturity Date (as defined in the Agreement). Also, the Company paid the Lender collateral monitoring fees of 4.62% of the eligible accounts receivable, inventory, and equipment supporting the Revolving Credit Facility and the Term Loan.

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

The Senior Facilities require that the Company maintain Tangible Net Worth of at least $4,000,000 or greater (“Minimum Tangible Net Worth”). Minimum Tangible Net Worth may be adjusted downward by the Lender, from time to time, in its sole and absolute discretion, based on the effect of non-cash charges and other factors on the calculation of Tangible Net Worth. Other debt subordinated to Lender is not considered as a reduction of this calculation. The Company believes it was in compliance with this covenant for all relevant months, including as of March 31, 2025 and December 31, 2024, respectively.

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

As of both March 31, 2025 and December 31, 2024, the term loan balance amounted to $0.6 million, which consisted of the principal and interest payable balance of $0.6 million and deferred financing costs of approximately $11,000 and $17,000 respectively. The balance of the Revolving Line of Credit as of March 31, 2025 and December 31, 2024 amounted to $5.6 million and $6.6 million, respectively.

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

Results of Operations

Net Sales: Net sales for the three-month periods ended March 31, 2025 and 2024 were approximately $4.80 million and $4.89 million, respectively, representing a slight decrease of $92,000, or 1.9% year-over-year.

For the three-month period ended March 31, 2025 and 2024, net sales by product category were as follows:

	Three Months Ended
	March 31, 2025		March 31, 2024
Product Category	$ (000) Omitted	% of Net Sales	$ (000) Omitted	% of Net Sales	Variance	% change

Foil Balloons	$4,234	88%	$2,919	60%	$1,315	45%

Film Products	427	9%	305	6%	122	40%

Other	141	3%	1,670	34%	(1,529)	-92%

Total	$4,802	100%	$4,894	100%	$(92)	-2%

Foil Balloons. Revenues from the sale of foil balloons increased during the three-month period ended March 31, 2025 to $4,234,000 compared to $2,919,000 during the same period of 2024. The majority of valentine’s day foil balloons this year were shipped in Q1 2025, whereas last year the majority of our valentine’s day foil balloons were shipped in Q4 2023. This increase is related to the timing of orders and shipments.

Films. Revenues from the sale of commercial films increased during the three-month period ended March 31, 2025 to $427,000 compared to $305,000 during the same period of 2024. Sales in this area have been inconsistent due to a small number of customers and a significant number of competitors.

Other Revenues: Other revenues decreased to $141,000 for the three-month period ended March 31 , 2025, compared to $1,670,000 for the same period in 2024. The primary reason for the decrease was the timing of spring product shipments, which will occur in the second quarter of 2025 rather than the first quarter, as they did in 2024. Other revenues during these periods primarily consisted of: (i) sales of balloon-inspired gift products, including candy and small inflated balloons packaged in small containers; and(ii) sales of accessories and supply items related to balloon products. Sales to a limited number of customers continue to represent a large percentage of our net sales. The table below illustrates the impact on sales of our top three and ten customers for the three-month periods ended March 31, 2025 and 2024.

	Three Months Ended March 31,
	% of Sales
	2025	2024

Top 3 Customers	81%	86%

Top 10 Customers	93%	93%

During the three-month period ended March 31, 2025, there were two customers whose purchases represented more than 10% of the Company’s consolidated net sales. Sales to these customers for the three-month period ended March 31, 2025 were $3,091,000 and $523,000, or 64% and 11%, respectively of consolidated net sales. Sales to these customers for the three months ended March 31, 2024 were $2,226,000 and $1,710,000, or 46% and 35%, respectively of consolidated net sales. As of March 31, 2025, the total amount owed to the Company by these customers was approximately $4,335,000, or 89% of the Company’s consolidated net accounts receivable.

Cost of Sales. During the three-month period ended March 31, 2025, the cost of sales was $3,936,000, compared to $3,999,000 for the same period of 2024. Even though the volume was lower than 2024, the gross margin of 18% remained the same for both periods

General and Administrative. During the three-month period ended March 31, 2025, general and administrative expenses were $839,000 as compared to $1,040,000 for the same period in 2024. The largest change was due to decrease in audit fees by $167,000 this was because of the timing of the audit by Borgers CPA LLC.

Selling, Advertising and Marketing. During the three-month period ended March 31, 2025, selling, advertising and marketing expenses were $205,000 as compared to $208,000 for the same period in 2024.

Other Income (Expense). During the three-month period ended March 31, 2025, the Company incurred interest expense of $237,000 as compared to interest expense of $218,000 during the same period of 2024. The Company changed its borrowing structure to replace lender fees with interest payments.

Financial Condition, Liquidity and Capital Resources

Cash Flow Items.

Operating Activities. During the three months ended March 31, 2025, net cash provided by operations was $970,000, compared to net cash used in operations during the three months ended March 31, 2024 of $767,000.

Significant changes in working capital items during the three months ended March 31, 2025 included:

●	A decrease in accounts receivable of $772,000 compared to an increase in accounts receivable of $423,000 in the same period of 2024.

●	An increase in inventory of $175,000 compared to a decrease in inventory of $81,000 in 2024.

●	An increase in trade payables of $334,000 compared to an increase in trade payables of $47,000 in 2024.

●	A decrease in prepaid expenses and other assets of $63,000 compared to an increase of $62,000 in 2024.

●	An increase in accrued liabilities of $220,000 compared to a decrease in accrued liabilities of $18,000 in 2024.

Investing Activity. During the three months ended March 31, 2025, cash used in investing activity was $20,000, compared to cash used in investing activity for the same period of 2024 in the amount of $154,000.

Financing Activities. During the three months ended March 31, 2025, cash used in financing activities was $998,000 compared to cash provided by financing activities for the same period of 2024 in the amount of $49,000. Financing activity during 2025 consisted principally of changes in the balances of revolving and long-term debt. During the period ended March 31, 2024, $0.5 million was received for convertible preferred stock while $1.0 million of Notes Payable was repaid.

Liquidity and Capital Resources.

At March 31, 2025, the Company had cash balances of $172,000 compared to cash balances of $49,000 for the same period of 2024.

The ability of the Company to continue as a going concern is dependent on the Company executing its business plan and, if unable to do so, in obtaining adequate capital on acceptable terms to fund any operating losses. Management’s plans to continue as a going concern include executing its business plan, continuing to focus our Company on the most profitable elements, and exploring alternative funding sources on an as needed basis. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. The supply chain constraints, inflationary pressures and tariffs are expected to impact to some extent our operations and reduced access to capital. The ability of the Company to continue as a going concern is dependent upon its ability to successfully generate or otherwise secure other sources of financing and attain profitable operations. There is substantial doubt about the ability of the Company to continue as a going concern for one year from the issuance of the accompanying consolidated financial statements. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Critical Accounting Estimates

The critical accounting estimates utilized by the Company in preparation of the accompanying financial statements are set forth in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. There have been no material changes to these policies since December 31, 2024.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Corporate Controller (principal financial officer),    of the effectiveness of the design and operation of these disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e), as of March 31, 2025. Based on this evaluation, the Chief Executive Officer and Corporate Controller concluded that our disclosure controls and procedures were not effective as of March 31, 2025, the end of the period covered by this Quarterly Report on Form 10-Q, due to the material weaknesses described below.

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

Management has assessed the effectiveness of our internal control over financial reporting as of March 31, 2025. In making our assessment of the effectiveness of internal control over financial reporting, management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis. As a result of our evaluation of our internal control over financial reporting, management identified the following material weaknesses in our internal control over financial reporting:

●	We lacked a sufficient number of accounting professionals with the necessary knowledge, experience and training to adequately account for significant, unusual transactions that have resulted in misapplications of GAAP, particularly with regard to equity financing arrangements and the timing of recognition of certain non-cash charges. Additionally, we have not implemented processes to consistently review for appropriate labor and overhead absorption to inventory and make timely adjustments to standard costs

●	We are overly dependent upon certain personnel, including our Chief Executive Officer, to provide financial reporting oversight within an environment that is highly manual in nature.

As a result of the material weaknesses, we have concluded that we did not maintain effective internal control over financial reporting as of March 31, 2025.

Plan for Remediation of Material Weakness

Management has enhanced its available resource base and adjusted its processes with respect to the areas listed above. Additional procedures are in the process of being established and will be evaluated for effectiveness in the future. The Company views the combination of the Chief Executive Officer and Corporate Controller will help in strengthening financial oversight, improving internal controls, and ensuring continuity in leadership during this transitional period. On April 25, 2025, Frank Cesario notified the Board of Directors of his resignation as Director, effective immediately, due to personal reasons. Mr. Cesario’s departure was not due to any disagreement with the Company on any matter relating to its operations, policies, or practices. Mr. Cesario had been the Company’s Principal Financial Officer until the date of his resignation. The Company recently hired a controller in March 2025 that management believes has the requisite skillset and experience to improve segregation of duties and address accounting and reporting requirements for significant, unusual transactions.

This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by its registered public accounting firm pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, which permits the Company to provide only management’s report in this quarterly report.

(c) Changes in Internal Control over Financial Reporting

On April 25, 2025, Frank Cesario notified the Broad of Directors of his resignation as Director, effective immediately, due to personal reasons. Mr. Cesario’s departure was not due to any disagreement with the Company on any matter relating to its operations, policies, or practices.

Other than as described in the Plan for Remediation of Material Weakness section above relating to the departure of the Principal Financial Officer and hiring of a Corporate Controller, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following are being filed as exhibits to this report:

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).
31.2*	Certification of Corporate Controller and Principal Financial Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).
32**	Certification of Chief Executive Officer, Corporate Controller and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101*	Interactive Data Files, including the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
**	furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 19, 2025	Yunhong Green CTI Ltd.

	By:	/s/ Jana M. Schwan
Jana M. Schwan
Chief Executive Officer

	By:	/s/ Sree Kommana
Sree Kommana
Corporate Controller and Principal Financial Officer

