Form 10-Q
period 2025-06-30
YUNHONG GREEN CTI LTD.
filed 2025-08-14
CIK 1042187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

The number of shares outstanding of the registrant’s common stock, no par value per share, as of August 14, 2025 was 27,738,626 (excluding treasury shares).

Yunhong Green CTI, Ltd

Unaudited Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$18,000	$220,000
Accounts receivable, net	3,795,000	5,403,000
Inventories	8,180,000	8,493,000
Prepaid expenses	243,000	412,000

Total current assets	12,236,000	14,528,000

Property, plant and equipment:
Machinery and equipment	22,246,000	22,246,000
Office furniture and equipment	2,084,000	2,084,000
Intellectual property	783,000	783,000
Leasehold improvements	39,000	39,000
Fixtures and equipment	518,000	518,000
Projects under construction	238,000	196,000
	25,908,000	25,866,000
Less: accumulated depreciation and amortization	(21,280,000)	(20,958,000)

Total property, plant and equipment, net	4,628,000	4,908,000

Other assets:
Operating lease right-of-use	3,680,000	3,950,000
Prepaid expenses, noncurrent	2,192,000	2,192,000

Total other assets	5,872,000	6,142,000

TOTAL ASSETS	$22,736,000	$25,578,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade payables	$1,433,000	$1,537,000
Line of credit	4,746,000	6,578,000
Notes payable	564,000	606,000
Notes payable related party	344,000	344,000
Operating lease liabilities – current portion	534,000	480,000
Advance investor deposit	-	1,050,000
Accrued liabilities	578,000	810,000

Total current liabilities	8,199,000	11,405,000

Long-term liabilities:
Operating lease liabilities – noncurrent	3,186,000	3,470,000

Total long-term liabilities	3,186,000	3,470,000

TOTAL LIABILITIES	$11,385,000	$14,875,000

SHAREHOLDERS’ EQUITY
Series E Preferred Stock — no par value, 130,000 shares authorized, issued and outstanding at June 30, 2025 and December 31, 2024 (liquidation preference of $1,300,000)	920,000	864,000
Series F Preferred Stock — no par value, 70,000 shares authorized, issued and outstanding at June 30, 2025 and December 31, 2024 (liquidation preference of $700,000)	495,000	465,000
Common stock - no par value, 2,000,000,000 shares authorized, 27,767,884 and 25,991,845 shares issued and 27,723,626 and 25,947,587 shares outstanding at June 30, 2025 and December 31, 2024, respectively	28,765,000	27,533,000
Additional paid-in-capital	7,789,000	7,858,000
Accumulated deficit	(26,457,000)	(25,856,000)
Less: Treasury stock, 44,258 shares, at cost	(161,000)	(161,000)

TOTAL SHAREHOLDERS’ EQUITY	11,351,000	10,703,000

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$22,736,000	$25,578,000

See accompanying notes to condensed consolidated unaudited financial statements.

Yunhong Green CTI, LTD

Unaudited Condensed Consolidated Statements of Income (Loss)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net sales	$5,457,000	$4,354,000	$10,259,000	$9,248,000

Cost of sales	4,479,000	3,662,000	8,415,000	7,660,000

Gross profit	978,000	692,000	1,844,000	1,588,000

Operating expenses:
General and administrative	754,000	640,000	1,593,000	1,698,000
Selling	37,000	35,000	72,000	69,000
Advertising and marketing	168,000	188,000	338,000	344,000

Total operating expenses	959,000	863,000	2,003,000	2,111,000

Income (loss) from operations	19,000	(171,000)	(159,000)	(523,000)

Other (expense) income:
Interest expense	(227,000)	(236,000)	(465,000)	(454,000)
Other income/(expense)	23,000	(7,000)	23,000	(12,000)

Total other expense, nets	(204,000)	(243,000)	(442,000)	(466,000)

Net loss	(185,000)	(414,000)	(601,000)	(989,000)

Deemed dividends on preferred stock	$(43,000)	$(56,000)	$(86,000)	$(70,000)

Net loss attributable to Yunhong CTI Ltd common shareholders	$(228,000)	$(470,000)	$(687,000)	$(1,059,000)

Basic income (loss) per common share	$(0.01)	$(0.02)	$(0.02)	$(0.05)
Diluted income (loss) per common share	$(0.01)	$(0.02)	$(0.02)	$(0.05)

Weighted average number of shares and equivalent shares of common stock outstanding:
Basic	26,080,821	20,895,082	26,080,821	20,833,509

Diluted	26,080,821	20,895,082	26,080,821	20,833,509

See accompanying notes to condensed consolidated unaudited financial statements.

Yunhong Green CTI, Ltd

Unaudited Condensed Consolidated Statements of Cash Flows

	For the Six Months Ended June 30,
	2025	2024

Cash flows from operating activities:
Net loss	$(601,000)	$(989,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	322,000	120,000
Equity compensation expense	17,000	127,000

Change in assets and liabilities:
Accounts receivable	1,608,000	545,000
Inventories	313,000	347,000
Prepaid expenses and other assets	169,000	(21,000)
Trade payables	(104,000)	(70,000)
Operating leases	40,000	-
Accrued liabilities	(50,000)	49,000

Net cash (used in) provided by operating activities	1,714,000	108,000

Cash flows from investing activities:
Purchases of property, plant and equipment	(42,000)	(274,000)

Net cash (used in) provided by investing activities	(42,000)	(274,000)

Cash flows from financing activities:
Receipt for preferred stock issuance	-	500,000
Repayment of note payable, related party	-	(1,000,000)
Repayment of note payable	(42,000)	(30,000)
Net advances (repayments) on revolving line of credit	(1,832,000)	(203,000)

Net cash provided by (used in) financing activities	(1,874,000)	(733,000)

Net increase (decrease) in cash and cash equivalents	(202,000)	(899,000)

Cash and cash equivalents at beginning of period	220,000	921,000

Cash and cash equivalents at end of period	$18,000	$22,000

Supplemental disclosure of cash flow information and noncash investing and financing activities:
Cash payments for interest	$227,000	$454,000
Accretion of dividends on preferred stock	86,000	70,000
Common stock issued in exchange for assets acquired	-	6,250,000
Allocation of proceeds from preferred stock financing to the issuance of warrants for preferred stock	-	814,000
Reclassification of advances upon issuances of preferred stock	-	1,500,000
Conversion of advance received from investors into common stock	1,050,000	-
Common stock issued in exchange for rent due to Icy Melon	182,000	-

See accompanying notes to condensed consolidated unaudited financial statements.

Yunhong Green CTI, Ltd

Unaudited Condensed Consolidated Statements of Shareholders’ Equity

	Series E Preferred Stock		Series F Preferred Stock		Common Stock		Paid-in	Accumulated (Deficit)	Less Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	TOTAL

Balance December 31, 2024	130,000	$864,000	70,000	$465,000	25,991,845	$27,533,000	$7,858,000	$(25,856,000)	(44,258)	$(161,000)	$10,703,000

Series E Preferred Accrued Deemed Dividend	-	28,000		-	-	-	(28,000)	-	-	-	-
Series F Preferred Accrued Deemed Dividend	-	-	-	15,000	-	-	(15,000)	-	-	-	-
Common Stock Issuance for Rent		-	-	-	276,039	182,000	-	-	-	-	182,000
Equity Compensation Charge	-	-	-	-	-	-	9,000	-	-	-	9,000
Net Loss	-	-	-	-	-	-	-	(416,000)	-	-	(416,000)

Balance March 31, 2025	130,000	$892,000	70,000	$480,000	26,267,884	$27,715,000	$7,824,000	$(26,272,000)	(44,258)	$(161,000)	$10,478,000

Series E Preferred Accrued Deemed Dividend	-	28,000		-	-	-	(28,000)	-	-	-	-
Series F Preferred Accrued Deemed Dividend	-	-	-	15,000	-	-	(15,000)	-	-	-	-
Common Stock Issuance for Advance Investor Deposit		-	-	-	1,500,000	1,050,000	-	-	-	-	1,050,000
Equity Compensation Charge	-	-	-	-	-	-	8,000	-	-	-	8,000
Net Loss	-	-	-	-	-	-	-	(185,000)	-	-	(185,000)

Balance June 30, 2025	130,000	$920,000	70,000	$495,000	27,767,884	$28,765,000	$7,789,000	$(26,457,000)	(44,258)	$(161,000)	$11,351,000

Yunhong Green CTI, Ltd

Unaudited Condensed Consolidated Statements of Shareholders’ Equity

	Series E Preferred Stock		Series F Preferred Stock		Common Stock		Paid-in	Accumulated (Deficit)	Less Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	TOTAL

Balance December 31, 2023	-	$-	-	$-	20,815,595	$21,283,000	$6,967,000	$(24,357,000)	(44,258)	$(161,000)	$3,732,000

Series E Preferred Stock Issuance	130,000	771,000	-	-	-	-	529,000	-	-	-	1,300,000
Series F Preferred Stock Issuance	-	-	70,000	415,000	-	-	285,000	-	-	-	700,000
Series E Preffered Accrued Deemed Dividend	-	9,000		-	-	-	(9,000)	-	-	-	-
Series F Preferred Accrued Deemed Dividend	-	-	-	5,000	-	-	(5,000)	-	-	-	-
Stock Issuance	-	-	-	-	-	-	-	-	-	-	-
Common Stock Issued for Assets Acquired	-	-	-	-	-	-	-	-	-	-	-
Stock Issuance - Vesting Milestone	-	-	-	-	-	-	-	-	-	-	-
Equity Compensation Charge	-	-	-	-	-	-	122,000	-	-	-	122,000
Net Loss	-	-	-	-	-	-	-	(576,000)	-	-	(576,000)

Balance March 31, 2024	130,000	$780,000	70,000	$420,000	20,815,595	$21,283,000	$7,889,000	$(24,933,000)	(44,258)	$(161,000)	$5,278,000

Series E Preferred Accrued Deemed Dividend	-	36,000		-	-	-	(36,000)	-	-	-	-
Series F Preferred Accrued Deemed Dividend	-	-	-	20,000	-	-	(20,000)	-	-	-	-
Common Stock Issued for Assets Acquired	-	-	-	-	5,000,000	6,250,000	-	-	-	-	6,250,000
Stock Issuance - Vesting Milestone	-	-	-	-	76,250	-	-	-	-	-	-
Equity Compensation Charge	-	-	-	-	-	-	5,000	1,000	-	-	6,000
Net Loss	-	-	-	-	-	-	-	(414,000)	-	-	(414,000)

Balance June 30, 2024	130,000	$816,000	$70,000	$440,000	$25,891,845	$27,533,000	$7,838,000	$(25,346,000)	$(44,258)	$(161,000)	$11,120,000

See accompanying notes to unaudited condensed consolidated financial statements.

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

Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America. Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2025. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2024, filed on April 15, 2025, which can be found on the Company’s website (www.ctiindustries.com) or www.sec.gov.

The accounting policies used in preparing the condensed consolidated financial statements in this Form 10-Q are the same as those used in preparing our consolidated financial statements included in our annual report on Form 10-K for the fiscal year ended December 31, 2024. See Note 2 on Form 10-K for the fiscal year ended December 31, 2024 for significant accounting policies.

The financial information presented in these financial statements has been rounded to the nearest thousand dollars ($000), which is in accordance with our policy to simplify the presentation. The financial information is not presented in thousand-dollar increments.

Principles of consolidation and nature of operations:

Yunhong Green CTI Ltd., its wholly owned subsidiary Yunhong Technology Industry (Hubei) Co., Ltd., and its inactive subsidiary CTI Supply, Inc. (collectively, the “Company”) (i) design, manufacture and distribute metalized balloon products throughout the world, (ii) distribute purchased latex balloons products, and (iii) operate systems for the production, lamination, coating and printing of films used for food packaging and other commercial uses and for conversion of films to flexible packaging containers and other products.

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

For both June 30, 2025 and 2024, shares to be issued upon the exercise of warrants aggregated 556,000. No options were outstanding for the six months ended June 30, 2025 and 2024. The number of shares included in the determination of earnings on a diluted basis for the three months ended June 30, 2025 and 2024 were none, as doing so would have been anti-dilutive.

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

Note 2 – Liquidity and Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has a cumulative net loss from inception to June 30, 2025 of approximately $26 million. The accompanying financial statements for the six months ended June 30, 2025 have been prepared assuming the Company will continue as a going concern. The Company’s cash resources from operations may be insufficient to meet its anticipated needs during the next twelve months. If the Company does not execute its plan, it may require additional financing to fund its future planned operations.

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

Note 3 - Debt

On September 30, 2021 (the “Closing Date”), the Company entered into a loan and security agreement (the “Agreement”) with Line Financial (the “Lender”), which provides for a senior secured financing consisting of a revolving credit facility (the “Revolving Credit Facility) in an aggregate principal amount of up to $6 million (the “Maximum Revolver Amount”), subject to borrowing base provisions, and term loan facility (the “Term Loan Facility”) in an aggregate principal amount of $731,250 (“Term Loan Amount” and, together with the Revolving Credit Facility, the “Senior Facilities”). The Senior Facilities are secured by substantially all assets of the Company. The Company believes it has been in compliance with the terms of these Senior Facilities since their inception in September 2021.

Interest on the Senior Facilities was set at the prime rate published from time to time published in the Wall Street Journal (7.5% as of June 30, 2025), plus 1.45% per annum, accruing daily and payable monthly. Interest shall be calculated on the basis of a 360-day year for the actual number of days elapsed. The Term Loan Facility shall be repaid by the Company to Lender in 48 equal monthly installments of principal and interest, each in the amount of $15,000, commencing on November 1, 2021, and continuing on the first day of each month thereafter until the Term Loan Maturity Date (September 30, 2025). Also, the Company paid the Lender collateral monitoring fees of 4.62% of the eligible accounts receivable, inventory, and equipment supporting the Revolving Credit Facility and the Term Loan.

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

The Senior Facilities require that the Company maintain Tangible Net Worth of at least $4,000,000 or greater (“Minimum Tangible Net Worth”). Minimum Tangible Net Worth may be adjusted downward by the Lender, from time to time, in its sole and absolute discretion, based on the effect of non-cash charges and other factors on the calculation of Tangible Net Worth. Other debt subordinated to Lender is not considered as a reduction of this calculation. The Company believes it was in compliance with this covenant for all relevant months, including as of June 30, 2025 and December 31, 2024, respectively.

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

As of June 30, 2025 and December 31, 2024, the term loan balance amounted to approximately $0.6 and $0.6 million, which consisted of the principal and interest payable balance of $0.6 and $0.6 million respectively, net of deferred financing costs of approximately $5,000 and $17,000 respectively. The balance of the Revolving Line of Credit as of June 30, 2025 and December 31, 2024 amounted to approximately $4.7 million and $6.6 million, respectively. As of December 31, 2024, the Revolving Line of Credit exceeded $6 million due to upcoming holidays and the bank approved extra funding to continue operations, the excess balance was reduced below the $6 million cap on January 3, 2025.

The Term Loan is repaid approximately $15,000 per month, offset by any applicable fees. As June 30, 2025, there was approximately $1.3 million remaining available for borrowing under our Revolving Credit Facility.

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

Note 4 - Shareholders’ Equity

Series E Convertible Preferred Stock

In March 2024, the Company amended its Articles of Incorporation to authorize the issuance of 130,000 shares of Series E Convertible Preferred Stock (“Series E Preferred”) resulting in gross proceeds of $1.3 million from an unrelated third party. In aggregate, between Series E Preferred and Series F Convertible Preferred Stock (“Series F Preferred”) financings, $1.5 million of the total Series E and F proceeds were received as an advance prior to December 31, 2023. These funds advanced were initially classified as a current liability until the agreement was finalized and shares were issued, at which time it was reclassified as equity, similar to the prior Convertible Preferred issuances. The issuance of the Series E Preferred Stock resulted in an allocation of $0.8 million to the convertible preferred stock and $0.5 million to the warrants described below and classified as Additional Paid-In Capital. Holders of the Series E Preferred will be entitled to receive quarterly dividends at the annual rate of 8.5% of the stated value ($10 per share) and have a liquidation preference over common stock. Such dividends may be paid in cash or otherwise based on the terms of the agreement. In addition, warrants to purchase 361,400 shares of the Company’s common stock were issued with respect to this transaction. These warrants are exercisable until March 2027, at the lower of $1.52 per share or 90% of the variable price based on the ten-day volume weighted average price (“VWAP”) of the Company’s common stock prior to exercise. Accrued dividends of $149,000 and $93,000 were recorded as of June 30, 2025 and December 31, 2024, respectively.

Series F Convertible Preferred Stock

In March 2024, the Company amended its Articles of Incorporation to authorize the issuance of 70,000 shares of Series F Preferred resulting in gross proceeds of $0.7 million from an unrelated third party. As disclosed above certain of these proceeds were received as an advance prior to December 31, 2023. This investment was initially classified as a current liability until the agreement was finalized and shares were issued, at which time it was classified as equity, similar to the prior Convertible Preferred issuances. The issuance of the Series F Preferred Stock resulted in an allocation of $0.4 million to the convertible preferred stock and $0.3 million to the warrants described below and classified as Additional Paid-In Capital. Holders of the Series F Preferred will be entitled to receive quarterly dividends at the annual rate of 8.5% of the stated value ($10 per share) and have a liquidation preference over common stock. Such dividends may be paid in cash or stock, at the Company’s discretion, based on the terms of the agreement. In addition, warrants to purchase 194,600 shares of the Company’s common stock were issued with respect to this transaction. These warrants are exercisable until March 2027, at the lower of $1.52 per share or 90% of the variable price based on the ten-day volume weighted average price (“VWAP”) of the Company’s common stock prior to exercise. Accrued dividends of $80,000 and $50,000 were recorded as of June 30, 2025 and December 31, 2024, respectively.

Warrants

As described above, in connection with the Series E and F convertible preferred equity issuances, a total of 556,000 warrants were issued, convertible in the Company’s common stock at the lower of $1.52 per share or 90% of the 10 day VWAP prior to exercise.

The Company has applied the Black-Scholes model to value stock-based awards. That model incorporates various assumptions in the valuation of stock-based awards relating to the risk-free rate of interest to be applied, the estimated dividend yield and expected volatility of the Company’s Common Stock. The risk-free rate of interest is the U.S. Treasury yield curve for periods within the expected term of the option at the time of grant. The expected volatility is based on historical volatility of the Company’s Common Stock

A summary of the Company’s stock warrant activity is as follows:

	Shares under Option (warrant)	Weighted Average Exercise Price
Balance at December 31, 2024	556,000	$1.52
Granted	-	-
Cancelled/Expired	-	-
Exercised/Issued	-	-
Outstanding at June 30, 2025	556,000	1.52

Exercisable at June 30, 2025	556,000	$1.52

As of June 30, 2025 the Company reserved the following shares of its common stock for the exercise of warrants, and preferred stock:

2024 Warrants	556,000
Shares reserved as of June 30, 2025	556,000

Restricted Stock Awards

Restricted Stock Units, Performance-Based Restricted Stock Units and Restricted Stock Awards:

Aggregated information regarding RSUs, PSUs and RSAs granted under the Plan is summarized below:

	RSUs, PSUs & RSAs	Weighted Average Grant-Date Fair Value
Outstanding, unvested at December 31, 2024	242,750	0.64
Granted	-
Vested	(19,750)	0.79
Forfeited	-
Outstanding, unvested at June 30, 2025	223,000	0.85

Note 5 - Legal Proceedings

The Company may be party to certain lawsuits or claims arising in the normal course of business. The ultimate outcome of these matters is unknown but, in the opinion of management, we do not believe any of these proceedings will have, individually or in the aggregate, a material adverse effect upon our financial condition, cash flows or future results of operation.

Note 6 – Inventories

	June 30, 2025	December 31, 2024
Raw materials	$959,000	$862,000
Work in process	2,544,000	2,444,000
Finished goods	4,677,000	5,187,000
Total inventories	$8,180,000	$8,493,000

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

During the three and six months ended June 30, 2025 and 2024, there were two customers whose purchases represented more than 10% of the Company’s consolidated net sales. Sales to these customers for the three and six months ended June 30, 2025 and 2024 are as follows:

	Three Months Ended		Three Months Ended
	June 30, 2025		June 30, 2024
Customer	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Customer A	$2,153,000	38%	$2,655,000	60%
Customer B	$2,456,000	44%	$1,040,000	24%

	Six Months Ended		Six Months Ended
	June 30, 2025		June 30, 2024
Customer	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Customer A	$5,244,000	50%	$4,921,000	53%
Customer B	$2,979,000	28%	$2,751,000	30%

As of June 30, 2025, the outstanding accounts receivable balance from these customers was $3.5 million.

Note 8 - Related Party Transactions

Ms. Jana M. Schwan is the Company’s Chief Executive Officer. Her father, John H. Schwan, held several positions with the Company over many years, most recently as Chairman of the Board until June 2020 as discussed in Note 3, Mr. John H. Schwan was owed approximately $0.3 million as of both June 30, 2025 and December 31, 2024, in a note from the Company.

Icy Melon LLC, the landlord of the Company’s Barrington Facility, is also a shareholder of the Company. On January 13, 2025, the Company issued 276,039 common shares, with a fair value of $182,000 to settle rent payable which was included in accrued expenses as of December 31, 2024.

During the three months ended June 30, 2025, the Company issued 1,500,000 common shares to Mitzners Consulting, LLC, an existing shareholder of the company, for proceeds of $1,050,000. Such proceeds were received prior to December 31, 2024 and were recorded within advance investor deposit on the consolidated balance sheet as of December 31, 2024.

The Company formed a wholly owned subsidiary, Yunhong Technology (Hubei) Co. Ltd., in the Hubei Province of China. On June 30, 2024, the Company, through the China subsidiary, acquired certain production assets and prepaid expenses asset pursuant to an Asset Purchase Agreement and in exchange for 5 million shares of the Company’s common stock, which was valued at $6.25 million. The prepaid expenses asset in the amount of $2.2 million as of June 30, 2025 and December 31, 2024 represents prepayment to the Selling Parties for the Company’s anticipated operational expenses, which the Selling Parties will pay on the Company’s behalf. No start-up operational expenses have been incurred by the China subsidiary as of June 30, 2025.

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

Note 10 - Subsequent Events

In July 2025, the Company entered into a settlement agreement with a former service provider to resolve certain outstanding disputes. Under the terms of the agreement, signed on July 10, 2025, the Company was entitled to receive a cash settlement. The Company received the settlement amount of $315,000 on July 29, 2025, and in accordance with U.S. GAAP, will recognize the amount as Other Income on the Consolidated Statements of Income (Loss) in the third quarter of 2025.

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

Interest on the Senior Facilities was set at the prime rate published from time to time published in the Wall Street Journal (7.5% as of June 30, 2025), plus 1.45% per annum, accruing daily and payable monthly. Interest shall be calculated on the basis of a 360-day year for the actual number of days elapsed. The Term Loan Facility shall be repaid by the Company to Lender in 48 equal monthly installments of principal and interest, each in the amount of $15,000, commencing on November 1, 2021, and continuing on the first day of each month thereafter until the Term Loan Maturity Date (as defined in the Agreement). Also, the Company paid the Lender collateral monitoring fees of 4.62% of the eligible accounts receivable, inventory, and equipment supporting the Revolving Credit Facility and the Term Loan.

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

The Senior Facilities require that the Company maintain Tangible Net Worth of at least $4,000,000 or greater (“Minimum Tangible Net Worth”). Minimum Tangible Net Worth may be adjusted downward by the Lender, from time to time, in its sole and absolute discretion, based on the effect of non-cash charges and other factors on the calculation of Tangible Net Worth. Other debt subordinated to Lender is not considered as a reduction of this calculation. The Company believes it was in compliance with this covenant for all relevant months, including as of June 30, 2025 and December 31, 2024, respectively.

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

As of both June 30, 2025 and December 31, 2024, the term loan balance amounted to approximately $0.6 million, which consisted of the principal and interest payable balance of $0.6 million and deferred financing costs of approximately $5,000 and $17,000 respectively. The balance of the Revolving Line of Credit as of June 30, 2025 and December 31, 2024 amounted to $4.7 million and $6.6 million, respectively. As of December 31, 2024, the Revolving Line of Credit exceeded $6,000,000 due to the year-end holiday schedule of the lender, and returned to less than $6,000,000 on January 3, 2025.

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

Results of Operations

Net Sales: Net sales for the three-month periods ended June 30, 2025 and 2024 were approximately $5,457,000 and $4,354,000, respectively, representing an increase of $1,103,000 or 25% quarter-over-quarter.

For the three-month period ended June 30, 2025 and 2024, net sales by product category were as follows:

	Three Months Ended
	June 30, 2025		June 30, 2024
Product Category	$ (000) Omitted	% of Net Sales	$ (000) Omitted	% of Net Sales	Variance	% change

Foil Balloons	$3,012	55%	$3,252	75%	$(240)	-7%

Film Products	350	6%	171	4%	179	105%

Other	2,095	38%	931	21%	1,164	125%

Total	$5,457	100%	$4,354	100%	$1,103	222%

For the six-month period ended June 30, 2025 and 2024, net sales were $10,259,000 and $9,248,000 respectively, representing an increase of $1,011,000, or 11%.

For the six-month periods ended June 30, 2025 and 2024, net sales by product category were as follows

	Six Months Ended
	June 30, 2025		June 30, 2024
Product Category	$ (000) Omitted	% of Net Sales	$ (000) Omitted	% of Net Sales	Variance	% change

Foil Balloons	$7,245	71%	$6,171	67%	$1,074	17%

Film Products	777	8%	476	5%	301	63%

Other	2,237	22%	2,601	28%	(364)	-14%

Total	$10,259	100%	$9,248	100%	$1,011	67%

Foil Balloons. Revenues from the sale of foil balloons decreased during the three-month period ended June 30, 2025 to $3,012,000 compared to $3,252,000 during the same period of 2024. The slight decrease in revenue is due to the timing of shipments.

Revenues from the sale of foil balloons increased during the six-month period ended June 30, 2025 to $7,245,000 compared to $6,171,000 during the same period of 2024. The main reason for this change is as majority of our valentine’s day foil balloons this year were shipped in Q1 2025 whereas last year the majority of our Valentine’s Day foil balloons were shipped in Q4 2023. The increase is related to the timing of orders and shipment.

Films. Revenues from the sale of commercial films were $350,000 and $777,000 during the three and six month periods ended June 30, 2025, compared to $171,000 and $476,000 during the same periods of 2024. Sales in this area have been inconsistent due to a small number of customers and a significant number of competitors.

Other Revenues: Revenues from the sale of other products were $2,095,000 and $2,237,000 during the three and six month periods ended June 30, 2025 compared to $931,000 and $2,601,000 during the same periods of 2024. Other revenues during these periods primarily consisted of: (i) sales of balloon-inspired gift products, including candy and small inflated balloons packaged in small containers; and (ii) sales of accessories and supply items related to balloon products. The main reason for the fluctuation of the sales is due to timing of Valentine’s Day related shipments, which occurred in December 2024 compared to Q1 2024 for the following year.

Sales to a limited number of customers continue to represent a large percentage of our net sales. The table below illustrates the impact on sales of our top three and ten customers for the three and six month periods ended June 30, 2025 and 2024.

	Three Months Ended June 30,
	% of Sales
	2025	2024

Top 3 Customers	86%	87%

Top 10 Customers	94%	93%

	Six Months Ended June 30,
	% of Sales
	2025	2024

Top 3 Customers	84%	86%

Top 10 Customers	93%	94%

During the three and six months ended June 30, 2025 and 2024, there were two customers whose purchases represented more than 10% of the Company’s consolidated net sales. Sales to these customers for the three and six months ended June 30, 2025 and 2024 are as follows:

	Three Months Ended June 30,
	2025		2024
Customer	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Customer A	$2,153,000	38%	2,655,000	60%
Customer B	$2,456,000	44%	1,040,000	24%

	Six Months Ended June 30,
	2025		2024
Customer	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Customer A	$5,244,000	50%	4,921,000	53%
Customer B	$2,979,000	28%	2,751,000	30%

As of June 30, 2025, the total amounts owed to the Company by these customers were approximately $3,484,000 or 89% of the Company’s consolidated net accounts receivable. The amounts owed at June 30, 2024 by these customers were $3,232,000 or 94% of the Company’s consolidated net accounts receivable.

Cost of Sales. During the three and six month periods ended June 30, 2025, the cost of sales was $4,479,000 and $8,415,000 compared to $3,662,000 and $7,660,000 respectively for the same periods of 2024, with the change driven largely by changes in sales volume. As a percentage of sales, cost of sales was 82% during the three and six months ended June 30, 2025, compared to 84% and 83% during the three and six months ended June 30, 2024.

General and Administrative. During the three and six month periods ended June 30, 2025, general and administrative expenses were $754,000 and $1,593,000 as compared to $640,000 and $1,698,000, respectively, for the same periods of 2024. The company had higher than usual audit fees in both years. Of note are the “re-audit” costs associated with 2023 due to the Company’s former auditor being suspended from practicing before the SEC during May 2024.

Selling, Advertising and Marketing: During the three and six month periods ended June 30, 2025, selling, advertising and marketing expenses were $168,000 and $338,000 as compared to $223,000 and $413,000, respectively, for the same period in 2024. Selling costs have decreased by $55,000 and $75,000.

Other Income (Expense): During the three and six month periods ended June 30, 2025, the Company incurred interest expense of $227,000 and $465,000 as compared to interest expense of $236,000 and $454,000, respectively, during the same periods of 2024.

Financial Condition, Liquidity and Capital Resources

Cash Flow Items.

Operating Activities. During the six months ended June 30, 2025, net cash provided by operations was $1,714,000, compared to net cash provided by operations during the six months ended June 30, 2024 of $108,000.

Significant changes in working capital items during the six months ended June 30, 2025 included:

●	A decrease in accounts receivable of $1,608,000 compared to a decrease in accounts receivable of $545,000 in the same period of 2024.

●	A decrease in inventory of $313,000 compared to a decrease in inventory of $347,000 in 2024.

●	A decrease in trade payables of $104,000 compared to a decrease in trade payables of $70,000 in 2024.

●	A decrease in prepaid expenses and other assets of $169,000 compared to an increase of $21,000 in 2024.

●	A decrease in accrued liabilities of $50,000 compared to an increase in accrued liabilities of $49,000 in 2024.

Investing Activity. During the six months ended June 30, 2025, cash used in investing activity was $42,000, compared to cash used in investing activity for the same period of 2024 in the amount of $274,000.

Financing Activities. During the three months ended June 30, 2025, cash used in financing activities was $1,874,000 compared to cash used by financing activities for the same period of 2024 in the amount of $733,000. Financing activity during 2025 consisted principally of changes in the balances of revolving and term loan debt.

Liquidity and Capital Resources.

At June 30, 2025, the Company had cash balances of $18,000 compared to cash balances of $22,000 for the same period of 2024.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Corporate Controller (principal financial officer), of the effectiveness of the design and operation of these disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e), as of June 30, 2025. Based on this evaluation, the Chief Executive Officer and Corporate Controller concluded that our disclosure controls and procedures were not effective as   of June 30, 2025, the end of the period covered by this Quarterly Report on Form 10-Q, due to the material weaknesses described below.

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

Management has assessed the effectiveness of our internal control over financial reporting as of June 30, 2025. In making our assessment of the effectiveness of internal control over financial reporting, management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis. As a result of our evaluation of our internal control over financial reporting, management identified the following material weakness in our internal control over financial reporting:

●	We lacked a sufficient number of accounting professionals with the necessary knowledge, experience and training to adequately account for significant, unusual transactions that have resulted in misapplications of GAAP, particularly with regard to equity financing arrangements and the timing of recognition of certain non-cash charges.

As a result of the material weakness, we have concluded that we did not maintain effective internal control over financial reporting as of June 30, 2025.

Plan for Remediation of Material Weakness

In 2024, a material weakness was identified in our internal control over financial reporting, specifically related to the accuracy of standard labor and overhead cost calculations. As of June 30, 2025, management has concluded that this material weakness has been remediated through the implementation of enhanced processes and controls to ensure that standard labor and overhead costs are calculated appropriately and accurately. These improvements include, but are not limited to, periodic monitoring and analysis of variances between actual and standard manufacturing costs, overseen by both the Chief Executive Officer and the Corporate Controller (Principal Financial Officer).

The Company believes that the combination of responsibilities held by the Chief Executive Officer and the Corporate Controller strengthens financial oversight, enhances internal control effectiveness, and promotes leadership continuity. As management continues to evaluate and refine our internal control framework, additional steps may be taken to address any remaining deficiencies or to further strengthen and remediation measures already in place.

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

On May 1, 2025, Douglas Bosley notified the Board of Directors of his resignation as Director, effective immediately, due to personal reasons. Mr. Bosley’s departure was not due to any disagreement with the Company on any matter relating to its operations, policies, or practices.

Other than as described in the Plan for Remediation of Material Weakness, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following are being filed as exhibits to this report:

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).
31.2*	Certification of Corporate Controller and Principal Financial Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).
32**	Certification of Chief Executive Officer, Corporate Controller and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101*	Interactive Data Files, including the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
**	furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2025	Yunhong Green CTI Ltd.

	By:	/s/ Jana M. Schwan
Jana M. Schwan
Chief Executive Officer

	By:	/s/ Sree Kommana
Sree Kommana
Corporate Controller and Principal Financial Officer

