Form 10-Q
period 2025-09-30
YUNHONG GREEN CTI LTD.
filed 2025-11-13
CIK 1042187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

The number of shares outstanding of the registrant’s common stock, no par value per share, as of November 13, 2025, was 2,773,863 (excluding treasury shares).

Yunhong Green CTI, Ltd

Unaudited Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$387,000	$220,000
Accounts receivable, net	2,691,000	5,403,000
Inventories	8,680,000	8,493,000
Prepaid expenses	184,000	412,000

Total current assets	11,942,000	14,528,000

Property, plant and equipment:
Machinery and equipment	22,347,000	22,246,000
Office furniture and equipment	2,122,000	2,084,000
Intellectual property	783,000	783,000
Leasehold improvements	39,000	39,000
Fixtures and equipment	518,000	518,000
Projects under construction	125,000	196,000
	25,934,000	25,866,000
Less: accumulated depreciation and amortization	(21,436,000)	(20,958,000)

Total property, plant and equipment, net	4,498,000	4,908,000

Other assets:
Operating lease right-of-use	3,539,000	3,950,000
Prepaid expenses, noncurrent	2,192,000	2,192,000

Total other assets	5,731,000	6,142,000

TOTAL ASSETS	$22,171,000	$25,578,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade payables	$1,749,000	$1,537,000
Line of credit	4,579,000	6,578,000
Notes payable – current portion	183,000	606,000
Notes payable – related party	344,000	344,000
Operating lease liabilities – current portion	564,000	480,000
Advance investor deposit	100,000	1,050,000
Accrued liabilities	722,000	810,000

Total current liabilities	8,241,000	11,405,000

Long-term liabilities:
Note payable – noncurrent	357,000	-
Operating lease liabilities – noncurrent	3,032,000	3,470,000

Total long-term liabilities	3,389,000	3,470,000

TOTAL LIABILITIES	$11,630,000	$14,875,000

SHAREHOLDERS’ EQUITY
Series E Preferred Stock — no par value, 130,000 shares authorized, issued and outstanding at September 30, 2025 and December 31, 2024 (liquidation preference of $1,300,000)	948,000	864,000
Series F Preferred Stock — no par value, 70,000 shares authorized, issued and outstanding at September 30, 2025 and December 31, 2024 (liquidation preference of $700,000)	510,000	465,000
Common stock - no par value, 2,000,000,000 shares authorized, 2,776,788 and 2,599,185 shares issued, and 2,772,363 and 2,594,759 shares outstanding at September 30, 2025 and December 31, 2024, respectively	28,765,000	27,533,000
Additional paid-in-capital	7,747,000	7,858,000
Accumulated deficit	(27,268,000)	(25,856,000)
Less: Treasury stock, 4,426 shares, at cost	(161,000)	(161,000)

TOTAL SHAREHOLDERS’ EQUITY	10,541,000	10,703,000

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$22,171,000	$25,578,000

See accompanying notes to condensed consolidated unaudited financial statements.

Reflects a 1-for-10 reverse stock split of the Company’s common stock, effective October 1, 2025

Yunhong Green CTI, LTD

Unaudited Condensed Consolidated Statements of Income (Loss)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Net sales	$2,953,000	$2,540,000	$13,212,000	$11,788,000

Cost of sales	2,886,000	2,560,000	11,301,000	10,220,000

Gross profit	67,000	(20,000)	1,911,000	1,568,000

Operating expenses:
General and administrative	869,000	751,000	2,462,000	2,449,000
Selling	37,000	36,000	109,000	105,000
Advertising and marketing	144,000	184,000	482,000	528,000

Total operating expenses	1,050,000	971,000	3,053,000	3,082,000

Income (loss) from operations	(983,000)	(991,000)	(1,142,000)	(1,514,000)

Other (expense) income:
Interest expense	(198,000)	(201,000)	(662,000)	(655,000)
Other income/(expense)	370,000	(1,000)	392,000	(13,000)

Total other income (expense), net	172,000	(202,000)	(270,000)	(668,000)

Net loss	$(811,000)	$(1,193,000)	$(1,412,000)	$(2,182,000)

Deemed dividends on preferred stock	(43,000)	(28,000)	(128,000)	(98,000)

Net loss attributable to Yunhong CTI Ltd common shareholders	$(854,000)	$(1,221,000)	$(1,540,000)	$(2,280,000)

Basic income (loss) per common share	$(0.31)	$(0.47)	$(0.58)	$(1.01)
Diluted income (loss) per common share	$(0.31)	$(0.47)	$(0.58)	$(1.01)

Weighted average number of shares and equivalent shares of common stock outstanding:
Basic	2,733,863	2,584,819	2,653,638	2,251,727

Diluted	2,733,863	2,584,819	2,653,638	2,251,727

See accompanying notes to condensed consolidated unaudited financial statements.

Reflects a 1-for-10 reverse stock split of the Company’s common stock, effective October 1, 2025

Yunhong Green CTI, Ltd

Unaudited Condensed Consolidated Statements of Cash Flows

	For the Nine Months Ended September 30,
	2025	2024

Cash flows from operating activities:
Net loss	$(1,412,000)	$(2,182,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	478,000	181,000
Equity compensation expense	18,000	133,000

Change in assets and liabilities:
Accounts receivable	2,712,000	1,779,000
Inventories	(187,000)	(61,000)
Prepaid expenses and other assets	228,000	(23,000)
Trade payables	212,000	651,000
Advance investor deposit	100,000	-
Operating leases	57,000	-
Accrued liabilities	94,000	384,000

Net cash provided by (used in) operating activities	2,300,000	862,000

Cash flows from investing activities:
Purchases of property, plant and equipment	(68,000)	(302,000)

Net cash (used in) provided by investing activities	(68,000)	(302,000)

Cash flows from financing activities:
Receipt for preferred stock issuance	-	500,000
Repayment of note payable, related party	-	(1,000,000)
Repayment of note payable	(66,000)	(47,000)
Net advances (repayments) on revolving line of credit	(1,999,000)	(929,000)

Net cash provided by (used in) financing activities	(2,065,000)	(1,476,000)

Net increase (decrease) in cash and cash equivalents	167,000	(916,000)

Cash and cash equivalents at beginning of period	220,000	921,000

Cash and cash equivalents at end of period	$387,000	$5,000

Supplemental disclosure of cash flow information and noncash investing and financing activities:
Cash payments for interest	$662,000	$655,000
Accretion of dividends on preferred stock	$129,000	$98,000
Common stock issued in exchange for assets acquired	-	$6,250,000
Allocation of proceeds from preferred stock financing to the issuance of warrants for preferred stock	-	$814,000
Reclassification of advances upon issuances of preferred stock	-	$1,500,000
Conversion of advance received from investors into common stock	$1,050,000	-
Common stock issued in exchange for rent due to Icy Melon	$182,000	-

See accompanying notes to condensed consolidated unaudited financial statements.

Reflects a 1-for-10 reverse stock split on the Company’s common stock effective October 1, 2025

Yunhong Green CTI, Ltd

Unaudited Condensed Consolidated Statements of Shareholders’ Equity

	Series E Preferred Stock		Series F Preferred Stock		Common Stock		Paid-in	Accumulated (Deficit)	Less Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	TOTAL

Balance December 31, 2024	130,000	$864,000	70,000	$465,000	2,599,185	$27,533,000	$7,858,000	$(25,856,000)	(4,426)	$(161,000)	$10,703,000

Series E Accrued Deemed Dividend	-	28,000		-	-	-	(28,000)	-	-	-	-
Series F Accrued Deemed Dividend	-	-	-	15,000	-	-	(15,000)	-	-	-	-
Common Stock Issuance for Rent		-	-	-	27,604	182,000	-	-	-	-	182,000
Equity Compensation Charge	-	-	-	-	-	-	9,000	-	-	-	9,000
Net Loss	-	-	-	-	-	-	-	(416,000)	-	-	(416,000)

Balance March 31, 2025	130,000	$892,000	70,000	$480,000	2,626,788	$27,715,000	$7,824,000	$(26,272,000)	(4,426)	$(161,000)	$10,478,000

Series E Accrued Deemed Dividend	-	28,000		-	-	-	(28,000)	-	-	-	-
Series F Accrued Deemed Dividend	-	-	-	15,000	-	-	(15,000)	-	-	-	-
Common Stock Issuance for Advance Investor Deposit		-	-	-	150,000	1,050,000	-	-	-	-	1,050,000
Equity Compensation Charge	-	-	-	-	-	-	8,000	-	-	-	8,000
Net Loss	-	-	-	-	-	-	-	(185,000)	-	-	(185,000)

Balance June 30, 2025	130,000	$920,000	70,000	$495,000	2,776,788	$28,765,000	$7,789,000	$(26,457,000)	(4,426)	$(161,000)	$11,351,000

Series E Accrued Deemed Dividend	-	28,000		-	-	-	(28,000)	-	-	-	-
Series F Accrued Deemed Dividend	-	-	-	15,000	-	-	(15,000)	-	-	-	-
Equity Compensation Charge	-	-	-	-	-	-	1,000	-	-	-	1,000
Net Loss	-	-	-	-	-	-	-	(811,000)	-	-	(811,000)

Balance September 30, 2025	130,000	$948,000	70,000	$510,000	2,776,788	$28,765,000	$7,747,000	$(27,268,000)	(4,426)	$(161,000)	$10,541,000

See accompanying notes to unaudited condensed consolidated financial statements.

Reflects a 1-for-10 reverse stock split on the Company’s common stock effective October 1, 2025

	Series E Preferred Stock		Series F Preferred Stock		Common Stock		Paid-in	Accumulated (Deficit)	Less Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	TOTAL

Balance December 31, 2023	-	$-	-	$-	2,081,560	$21,283,000	$6,967,000	$(24,357,000)	(4,426)	$(161,000)	$3,732,000

Series E Preferred Stock Issuance	130,000	771,000	-	-	-	-	529,000	-	-	-	1,300,000
Series F Preferred Stock Issuance	-	-	70,000	415,000	-	-	285,000	-	-	-	700,000
Series E Accrued Deemed Dividend	-	9,000		-	-	-	(9,000)	-	-	-	-
Series F Accrued Deemed Dividend	-	-	-	5,000	-	-	(5,000)	-	-	-	-
Stock Issuance	-	-	-	-	-	-	-	-	-	-	-
Common Stock Issued for Assets Acquired	-	-	-	-	-	-	-	-	-	-	-
Stock Issuance - Vesting Milestone	-	-	-	-	-	-	-	-	-	-	-
Equity Compensation Charge	-	-	-	-	-	-	122,000	-	-	-	122,000
Net Loss	-	-	-	-	-	-	-	(576,000)	-	-	(576,000)

Balance March 31, 2024	130,000	$780,000	70,000	$420,000	2,081,560	$21,283,000	$7,889,000	$(24,933,000)	(4,426)	$(161,000)	$5,278,000

Series E Accrued Deemed Dividend	-	36,000		-	-	-	(36,000)	-	-	-	-
Series F Accrued Deemed Dividend	-	-	-	20,000	-	-	(20,000)	-	-	-	-
Common Stock Issued for Assets Acquired	-	-	-	-	500,000	6,250,000	-	-	-	-	6,250,000
Stock Issuance - Vesting Milestone	-	-	-	-	7,625	-	-	-	-	-	-
Equity Compensation Charge	-	-	-	-	-	-	5,000	1,000	-	-	6,000
Net Loss	-	-	-	-	-	-	-	(414,000)	-	-	(414,000)

Balance June 30, 2024	130,000	$816,000	$70,000	$440,000	2,589,185	$27,533,000	$7,838,000	$(25,346,000)	(4,426)	$(161,000)	$11,120,000

Series E Accrued Deemed Dividend	-	18,000		-	-	-	(18,000)	-	-	-	-
Series F Accrued Deemed Dividend	-	-	-	10,000	-	-	(10,000)	-	-	-	-
Equity Compensation Charge	-	-	-	-	-	-	6,000		-	-	6,000
Net Loss	-	-	-	-	-	-	-	(1,193,000)	-	-	(1,193,000)

Balance September 30, 2024	130,000	$834,000	$70,000	$450,000	2,589,185	$27,533,000	$7,816,000	$(26,539,000)	(4,426)	$(161,000)	$9,933,000

See accompanying notes to unaudited condensed consolidated financial statements.

Reflects a 1-for-10 reverse stock split on the Company’s common stock effective October 1, 2025

Yunhong Green CTI Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 - Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed consolidated interim financial statements have been prepared and, in the opinion of management, contain all material adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the consolidated financial position and the consolidated statements of income (loss), cash flows and changes in shareholders’ equity for the periods presented in conformity with generally accepted accounting principles for interim consolidated financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X.

Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America. Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2025. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2024, filed on April 15, 2025, which can be found on the Company’s website (www.ctiindustries.com) or www.sec.gov.

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

All of the Company’s historical share and per share information related to issued and outstanding common stock, outstanding share based awards and warrants exercisable for common stock in these financial statements have been adjusted, on a retroactive basis, to reflect the 1-for-10 reverse stock split approved by the Company’s shareholders on August 22, 2025 and effective October 1, 2025.

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

Segments:

The Company views its operations and manages its business as one segment, both in terms of geography and operations. All manufacturing occurs in the United States. Due to the single reportable segment, this financial information is presented on the Consolidated Statements of Income (Loss). There are no significant segment expenses reported to the chief operating decision maker (CODM) on a disaggregated basis. On June 30, 2024, the Company acquired production assets in China but has not yet commenced operations within this subsidiary.

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

For both September 30, 2025 and 2024, shares to be issued upon the exercise of warrants aggregated 55,600. No options were outstanding for the nine months ended September 30, 2025 and 2024. The number of shares included in the determination of earnings on a diluted basis for the three months ended September 30, 2025 and 2024 were none, as doing so would have been anti-dilutive.

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

Note 2 – Liquidity and Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business. The Company has a cumulative net loss from inception to September 30, 2025 of approximately $27 million. The accompanying financial statements for the nine months ended September 30, 2025 have been prepared assuming the Company will continue as a going concern. The Company’s cash resources from operations may be insufficient to meet its anticipated needs during the next twelve months. If the Company does not execute its plan, it may require additional financing to fund its future planned operations.

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

The Company’s primary sources of liquidity continue to include cash and cash equivalents and borrowings available under the Credit Agreement (see Note 3). This credit facility has been amended and concludes on April 30, 2027. However, the Company’s ability to access capital on favorable terms is subject to several factors, including market conditions, lender risk appetite, and overall economic trends. There can be no assurance that such financing will be available, or available on acceptable terms, particularly considering increasingly conservative conditions in the financial markets. The Company continues to monitor its liquidity position and capital structure closely to ensure ongoing financial flexibility.

Note 3 - Debt

On September 30, 2021 (the “Closing Date”), the Company entered into a loan and security agreement (the “Agreement”) with Line Financial (the “Lender”), which provides for a senior secured financing consisting of a revolving credit facility (the “Revolving Credit Facility) in an aggregate principal amount of up to $7 million, as amended (the “Maximum Revolver Amount”), subject to borrowing base provisions, and term loan facility (the “Term Loan Facility”) in an aggregate principal amount of $731,250 (“Term Loan Amount” and, together with the Revolving Credit Facility, the “Senior Facilities”). The Senior Facilities are secured by substantially all assets of the Company. The Company has remained in compliance with all material covenants since inception.

Borrowings under the Revolving Credit Facility bear interest at the prime rate + 7.82% (15.07% as of September 30, 2025), payable monthly in arrears. The Term Loan Facility bears interest at the prime rate + 1.45% (8.7% as of September 30, 2025) and is repaid in 48 monthly installments of approximately $15,000, beginning November 1, 2021. The Company also pays collateral monitoring fees of 4.62% of the eligible accounts receivable, inventory, and equipment supporting both facilities.

Originally maturing September 30, 2023, the Senior Facilities were extended to April 30, 2027 pursuant to a Fifth Amendment executed on September 30, 2025, which also increased the revolving commitment from $6.0 million to $7.0 million and added a 0.75% renewal fee, payable in two equal installments in October 2025 and September 2026. A $12,500 commitment fee was also incurred. All other material terms, including borrowing base, collateral, and covenants, remained unchanged.

The facility automatically renews for successive one-year periods unless either party provides written notice of termination not less than 90 days prior to the end of the then-current term. The Company may prepay the Term Loan Facility (together with accrued interest and any applicable prepayment fee) in whole, but not in part, upon at least 60 days’ prior written notice.

The Agreement requires the Company to maintain minimum tangible net worth of $4.0 million, subject to adjustment by the Lender. The Company was in compliance with this covenant as of September 30, 2025 and December 31, 2024. The Agreement also limits additional indebtedness, liens, dividends, mergers, and annual capital expenditures exceeding $1.0 million.

At September 30, 2025 and December 31, 2024, the term loan balance was approximately $0.6 million (net of $0 and $17,000 deferred costs, respectively), and the revolving balance was $4.6 million and $6.6 million, respectively. The December 2024 balance temporarily exceeded the then limit due to holiday-related timing and was reduced below the cap on January 3, 2025. $2.4 million remained available for borrowing under the Revolving Credit Facility as of September 30, 2025.

The Company also has a subordinated note payable to John H. Schwan, Director and former Chairman of the Board, bearing 6% interest. The balance was $1.3 million at December 31, 2023; $1.0 million was repaid in January 2024, with $0.3 million remaining due at a future date to be determined.

Note 4 - Shareholders’ Equity

Series E Convertible Preferred Stock

In March 2024, the Company amended its Articles of Incorporation to authorize the issuance of 130,000 shares of Series E Convertible Preferred Stock (“Series E Preferred”) resulting in gross proceeds of $1.3 million from an unrelated third party. In aggregate, between Series E Preferred and Series F Convertible Preferred Stock (“Series F Preferred”) financings, $1.5 million of the total Series E and F proceeds were received as an advance prior to December 31, 2023. These funds advanced were initially classified as a current liability until the agreement was finalized and shares were issued, at which time it was reclassified as equity, similar to the prior Convertible Preferred issuances. The issuance of the Series E Preferred Stock resulted in an allocation of $0.8 million to the convertible preferred stock and $0.5 million to the warrants described below and classified as Additional Paid-In Capital. Holders of the Series E Preferred will be entitled to receive quarterly dividends at the annual rate of 8.5% of the stated value ($10 per share) and have a liquidation preference over common stock. Such dividends may be paid in cash or otherwise based on the terms of the agreement. In addition, warrants to purchase 36,140 shares of the Company’s common stock were issued with respect to this transaction. These warrants are exercisable until March 2027, at the lower of $15.2 per share or 90% of the variable price based on the ten-day volume weighted average price (“VWAP”) of the Company’s common stock prior to exercise. Accrued dividends of $177,000 and $93,000 were recorded as of September 30, 2025 and December 31, 2024, respectively.

Series F Convertible Preferred Stock

In March 2024, the Company amended its Articles of Incorporation to authorize the issuance of 70,000 shares of Series F Preferred resulting in gross proceeds of $0.7 million from an unrelated third party. As disclosed above certain of these proceeds were received as an advance prior to December 31, 2023. This investment was initially classified as a current liability until the agreement was finalized and shares were issued, at which time it was classified as equity, similar to the prior Convertible Preferred issuances. The issuance of the Series F Preferred Stock resulted in an allocation of $0.4 million to the convertible preferred stock and $0.3 million to the warrants described below and classified as Additional Paid-In Capital. Holders of the Series F Preferred will be entitled to receive quarterly dividends at the annual rate of 8.5% of the stated value ($10 per share) and have a liquidation preference over common stock. Such dividends may be paid in cash or stock, at the Company’s discretion, based on the terms of the agreement. In addition, warrants to purchase 19,460 shares of the Company’s common stock were issued with respect to this transaction. These warrants are exercisable until March 2027, at the lower of $15.2 per share or 90% of the variable price based on the ten-day volume weighted average price (“VWAP”) of the Company’s common stock prior to exercise. Accrued dividends of $95,000 and $50,000 were recorded as of September 30, 2025 and December 31, 2024, respectively.

Warrants

As described above, in connection with the Series E and F convertible preferred equity issuances, a total of 55,600 warrants were issued, convertible in the Company’s common stock at the lower of $15.2 per share or 90% of the 10 day VWAP prior to exercise.

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

A summary of the Company’s stock warrant activity is as follows:

	Shares under Option (warrant)	Weighted Average Exercise Price
Balance at December 31, 2024	55,600	$15.2
Granted	-	-
Cancelled/Expired	-	-
Exercised/Issued	-	-
Outstanding at September 30, 2025	55,600	15.2

Exercisable at September 30, 2025	55,600	$15.2

As of September 30, 2025 the Company reserved the following shares of its common stock for the exercise of warrants, and preferred stock:

2024 Warrants	55,600
Shares reserved as of September 30, 2025	55,600

Restricted Stock Awards

Restricted Stock Units, Performance-Based Restricted Stock Units and Restricted Stock Awards:

Aggregated information regarding RSUs, PSUs and RSAs granted under the Plan is summarized below:

	RSUs, PSUs & RSAs	Weighted Average Grant-Date Fair Value
Outstanding, unvested at December 31, 2024	24,275	5.46
Granted	-
Vested	(3,025)	7.90
Forfeited	-
Outstanding, unvested at September 30, 2025	21,250	4.51

Note 5 - Legal Proceedings

The Company may be party to certain lawsuits or claims arising in the normal course of business. The ultimate outcome of these matters is unknown but, in the opinion of management, we do not believe any of these proceedings will have, individually or in the aggregate, a material adverse effect upon our financial condition, cash flows or future results of operation.

Note 6 – Inventories

	September 30, 2025	December 31, 2024
Raw materials	$922,000	$862,000
Work in process	2,604,000	2,444,000
Finished goods	5,154,000	5,187,000
Total inventories	$8,680,000	$8,493,000

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

During the three and nine months ended September 30, 2025 and 2024, there were two customers whose purchases represented more than 10% of the Company’s consolidated net sales. Sales to these customers for the three and nine months ended September 30, 2025 and 2024 are as follows:

	Three Months Ended		Three Months Ended
	September 30, 2025		September 30, 2024
Customer	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Customer A	$1,433,000	48%	$1,731,000	68%
Customer B	$723,000	24%	$129,000	5%

	Nine Months Ended		Nine Months Ended
	September 30, 2025		September 30, 2024
Customer	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Customer A	$6,678,000	50%	$6,651,000	56%
Customer B	$3,702,000	28%	$2,823,000	24%

As of September 30, 2025, the outstanding accounts receivable balance from these customers was $2.6 million.

Note 8 - Related Party Transactions

Ms. Jana M. Schwan is the Company’s Chief Executive Officer. Her father, John H. Schwan, held several positions with the Company over many years, most recently as Chairman of the Board until June 2020 as discussed in Note 3, Mr. John H. Schwan was owed approximately $0.3 million as of both September 30, 2025 and December 31, 2024, in a note from the Company.

Icy Melon LLC, the landlord of the Company’s Barrington Facility, is also a shareholder of the Company. On January 13, 2025, the Company issued 27,604 common shares, with a fair value of $182,000 to settle rent payable which was included in accrued expenses as of December 31, 2024. Barrington rent expense totaled approximately $141,000 and $417,000 for the three and nine months ended September 30, 2025, respectively, and $137,000 and $405,000 for the three and nine months ended September 30, 2024, respectively. As of September 30, 2025 and December 31, 2024, amounts due to Icy Melon LLC totaled $94,000 and $182,000, respectively, which are included in accrued expenses. As of September 30, 2025, the Company has remaining lease obligations to Icy Melon LLC under the Barrington Facility lease totaling approximately $3,406,000 through the lease term ending April 2031. The Company’s Vice President – Strategy and Business Development also serves as a Manager for Icy Melon LLC.

Jeffery Leader, who is a shareholder, provided consulting services during the three months ended September 30, 2025. He earned $30,000 in total for his services.

During the nine months ended September 30, 2025, the Company issued 150,000 common shares to Mitzners Consulting, LLC, an existing shareholder of the company, for proceeds of $1,050,000. Such proceeds were received prior to December 31, 2024 and were recorded within advance investor deposit on the consolidated balance sheet as of December 31, 2024. As of September 30, 2025 and December 31, 2024, accrued investor deposits from Mitzners Consulting, LLC totaled $100,000 and $1,050,000 respectively. The Company’s Vice President – Strategy and Business Development also serves as a Manager for Mitzners Consulting, LLC.

The Company formed a wholly owned subsidiary, Yunhong Technology (Hubei) Co. Ltd., in the Hubei Province of China. On June 30, 2024, the Company, through the China subsidiary, acquired certain production assets and prepaid expenses asset pursuant to an Asset Purchase Agreement and in exchange for 500,000 shares of the Company’s common stock, which was valued at $6.25 million. The prepaid expenses asset in the amount of $2.2 million as of September 30, 2025 and December 31, 2024 represents prepayment to the Selling Parties for the Company’s anticipated operational expenses, which the Selling Parties will pay on the Company’s behalf. No start-up operational expenses have been incurred by the China subsidiary as of September 30, 2025.

Note 9 - Leases

We entered lease contracts for certain of our facilities at two locations. Our two leases have remaining lease terms of three and six years.

The weighted average discount rate for our operating leases is 14.15%. We calculated the weighted-average discount rate using incremental borrowing rates, which equal the rates of interest that we would pay to borrow funds on a fully collateralized basis over a similar term.

At September 30, 2025, maturities of operating lease liabilities are as follows:

2025	$252,000
2026	1,048,000
2027	1,083,000
2028	1,119,000
2029	627,000
2030	646,000
Thereafter	217,000
Total Lease Payments	4,992,000
Less: Imputed interest	(1,396,000)
Total Lease Liabilities	$3,596,000

Note 10 - Subsequent Events

On October 1, 2025, the Company executed a reverse stock split of its shares of common stock at a ratio of 1-for-10. All of the Company’s historical share and per share information related to issued and outstanding common stock and outstanding options and warrants exercisable for common stock in these financial statements have been adjusted, on a retroactive basis, to reflect this 1-for-10 reverse stock split.

On October 21, 2025, the Company received a written notice from Nasdaq Listing Qualifications confirming that, for the ten consecutive trading days ended October 14, 2025, the closing bid price of the Company’s common stock had been at or above $1.00 per share. Accordingly, the Company has regained compliance with Nasdaq Listing Rule 5550(a)(2), and the matter is now closed.

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

Overview

We produce film products for novelty, packaging and container applications. These products include foil balloons, latex balloons and related products, films for packaging and custom product applications, and flexible containers for packaging and consumer storage applications. We produce all of our film products for packaging, container applications and most of our foil balloons at our plant in Lake Barrington, Illinois. The Company purchases latex balloons from an unrelated vendor and distributes in the United States, particularly to those customers that prefer a combined solution for foil and latex balloons. Substantially all our film products for packaging and custom product applications are sold to customers in the United States. We market and sell our novelty items, Balloon inspired gifts (balloons and candy arranged to look like a flower bouquet for gifting) and flexible containers for consumer use primarily in the United States. The Company incorporated “Green” into the Company name to communicate our intention to supply biodegradable and compostable materials to the marketplace that are developed by our partners in Asia. We created a new subsidiary, in part, for this purpose. In recent periods, the U.S. government has imposed tariffs on certain goods imported from countries including China. Existing and future trade tariffs, import duties and quotas could also materially increase our costs of procuring the materials we use and disrupt the markets for the products we handle, which in turn could have a material adverse effect on our financial position, results of operations and cash flows.

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

As the Company did not meet the minimum bid requirement by the end of the initial period, Nasdaq granted a second 180-day compliance period on April 24, 2025, extending the deadline to October 19, 2025. To facilitate compliance, the Company implemented a 1-for-10 reverse stock split effective October 1, 2025, which increased the per-share trading price of its common stock.

On October 21, 2025, the Company received a written notice from Nasdaq Listing Qualifications confirming that, for the ten consecutive trading days ended October 14, 2025, the closing bid price of the Company’s common stock had been at or above $1.00 per share. Accordingly, the Company has regained compliance with Nasdaq Listing Rule 5550(a)(2), and the matter is now closed.

Senior Credit Facilities

As of September 30, 2025, the Company maintained senior secured credit facilities with Line Financial, consisting of a $7.0 million revolving credit facility and a $0.7 million term loan. The facilities are secured by substantially all Company assets.

Borrowings under the revolving credit facility bear interest at the prime rate plus 7.82% (15.07% as of September 30, 2025), while the term loan bears interest at the prime rate plus 1.45% and is repaid in monthly installments of approximately $15,000. The facilities include standard financial and operational covenants, including a minimum tangible net worth requirement of $4.0 million, with which the Company was in compliance as of September 30, 2025.

In September 2025, the Company executed a Fifth Amendment extending maturity to April 30, 2027 and increasing the revolving commitment from $6.0 million to $7.0 million. The amendment also introduced a 0.75% renewal fee payable in two equal installments (October 2025 and September 2026) and a $12,500 commitment fee associated with the expanded facility.

At September 30, 2025, the Company had $4.6 million outstanding on the revolving facility and $0.6 million on the term loan, with $2.4 million of remaining borrowing capacity.

Note Payable, Related Party

The Company also has a subordinated note payable to Director and former Chairman John H. Schwan bearing 6% interest, with a balance of $0.3 million remaining after a $1.0 million repayment in January 2024.

Results of Operations

Net Sales: Net sales for the three-month periods ended September 30, 2025 and 2024 were approximately $2,953,000 and $2,540,000, respectively, representing an increase of $413,000 or 16% quarter-over-quarter.

For the three-month period ended September 30, 2025 and 2024, net sales by product category were as follows:

	Three Months Ended
	September 30, 2025		September 30, 2024

Product Category	$ (000) Omitted	% of Net Sales	$ (000) Omitted	% of Net Sales	Variance	% change

Foil Balloons	$2,352	80%	$2,322	91%	$30	1%

Film Products	253	8%	129	5%	124	96%

Other	348	12%	89	4%	259	296%

Total	$2,953	100%	$2,540	100%	$413	16%

For the nine-month period ended September 30, 2025 and 2024, net sales were $13,212,000 and $11,788,000 respectively, representing an increase of $1,424,000, or 12%.

For the nine-month periods ended September 30, 2025 and 2024, net sales by product category were as follows:

	Nine Months Ended
	September 30, 2025		September 30, 2024

Product Category	$ (000) Omitted	% of Net Sales	$ (000) Omitted	% of Net Sales	Variance	% change

Foil Balloons	$9,597	72%	$8,493	72%	$1,104	13%

Film Products	1,030	7%	605	5%	425	70%

Other	2,585	21%	2,690	23%	(105)	4%

Total	$13,212	100%	$11,788	100%	$1,424	12%

Foil Balloons. Revenues from the sale of foil balloons increased during the three-month period ended September 30, 2025 to $2,352,000 compared to $2,322,000 during the same period of 2024. The slight increase in revenue is due to the timing of shipments.

Revenues from the sale of foil balloons increased during the nine-month period ended September 30, 2025 to $9,597,000 compared to $8,493,000 during the same period of 2024. The main reason for this change can be attributed to the majority of our Valentine’s Day foil balloons this year were shipped in Q1 2025 whereas last year the majority of our Valentine’s Day foil balloons were shipped in Q4 2023. The increase is related to the timing of orders and shipments.

Films. Revenues from the sale of commercial films were $253,000 and $1,030,000 during the three and nine month periods ended September 30, 2025, compared to $129,000 and $605,000 during the same periods of 2024. Sales in this area have been inconsistent due to a small number of customers and a significant number of competitors.

Other Revenues: Revenues from the sale of other products were $348,000 and $2,585,000 during the three and nine month periods ended September 30, 2025 compared to $89,000 and $2,690,000 during the same periods of 2024. Other revenues during these periods primarily consisted of: (i) sales of balloon-inspired gift products, including candy and small inflated balloons packaged in small containers; and (ii) sales of accessories and supply items related to balloon products. The main reason for the fluctuation of the sales is due to timing of Valentine’s Day related shipments, which occurred in December 2024 compared to Q1 2024 for the following year.

Sales to a limited number of customers continue to represent a large percentage of our net sales. The table below illustrates the impact on sales of our top three and ten customers for the three and nine month periods ended September 30, 2025 and 2024.

	Three Months Ended September 30,
	% of Sales
	2025	2024

Top 3 Customers	78%	79%

Top 10 Customers	92%	90%

	Nine Months Ended September 30,
	% of Sales
	2025	2024

Top 3 Customers	82%	83%

Top 10 Customers	93%	93%

During the three and nine months ended September 30, 2025 and 2024, there were two customers whose purchases represented more than 10% of the Company’s consolidated net sales. Sales to these customers for the three and nine months ended September 30, 2025 and 2024 are as follows:

	Three Months Ended September 30,
	2025		2024
Customer	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Customer A	$1,433,000	48%	$1,731,000	68%
Customer B	$723,000	24%	$129,000	5%

	Nine Months Ended September 30,
	2025		2024
Customer	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Customer A	$6,678,000	50%	$6,651,000	56%
Customer B	$3,702,000	28%	$2,823,000	24%

As of September 30, 2025, the total amounts owed to the Company by these customers were approximately $2,595,000 or 93% of the Company’s consolidated net accounts receivable. The amounts owed September 30, 2024 by these customers were $2,077,000 or 95% of the Company’s consolidated net accounts receivable.

Cost of Sales. During the three and nine month periods ended September 30, 2025, the cost of sales was $2,886,000 and $11,301,000 compared to $2,560,000 and $10,220,000, respectively for the same periods of 2024, with the change driven largely by changes in sales volume. As a percentage of sales, cost of sales was 98% and 86% during the three and nine months ended September 30, 2025, compared to 101% and 87% during the three and nine months ended September 30, 2024.

General and Administrative. During the three and nine months ended September 30, 2025, general and administrative expenses were $869,000 and $2,462,000, respectively, compared to $751,000 and $2,449,000 for the same periods in 2024. The increase was primarily driven by higher legal and litigation expenses of $44,000 and $43,000, respectively, and an additional $43,000 in public company expenses related to the reverse stock split. In addition, audit fees for 2024 were elevated due to re-audit work required following the SEC’s suspension of the Company’s former independent auditor in May 2024.

Selling, Advertising and Marketing: During the three and nine month periods ended September 30, 2025, selling, advertising and marketing expenses were $181,000 and $591,000 as compared to $220,000 and $633,000, respectively, for the same period in 2024. Selling costs have decreased by $39,000 and $42,000.

Other Income (Expense): During the three and nine month periods ended September 30, 2025, the Company incurred interest expense of $198,000 and $662,000 as compared to interest expense of $201,000 and $655,000, respectively, during the same periods of 2024. During the three and nine month periods ended September 30, 2025, the Company earned other income of $370,000 and $392,000 as compared to other expense of $1,000 and $13,000, respectively, during the same periods of 2024. During the three months ended September 30, 2025, the Company received a dispute settlement amount of $315,000 from a service provider on July 29, 2025, and also received $55,000 relating to an insurance settlement.

Financial Condition, Liquidity and Capital Resources

Cash Flow Items.

Operating Activities. During the nine months ended September 30, 2025, net cash provided by operations was $2,300,000, compared to net cash provided by operations during the nine months ended September 30, 2024 of $862,000.

Significant changes in working capital items during the nine months ended September 30, 2025 included:

●	A decrease in accounts receivable of $2,712,000 compared to a decrease in accounts receivable of $1,779,000 in the same period of 2024

●	An increase in inventory of $187,000 compared to an increase in inventory of $61,000 in 2024.

●	An increase in trade payables of $212,000 compared to an increase in trade payables of $651,000 in 2024.

●	A decrease in prepaid expenses and other assets of $228,000 compared to an increase of $23,000 in 2024.

●	An increase in accrued liabilities of $94,000 compared to an increase in accrued liabilities of $384,000 in 2024.

Investing Activity. During the nine months ended September 30, 2025, cash used in investing activity was $68,000, compared to cash used in investing activity for the same period of 2024 in the amount of $302,000.

Financing Activities. During the nine months ended September 30, 2025, cash used in financing activities was $2,065,000 compared to cash used by financing activities for the same period of 2024 in the amount of $1,476,000. Financing activity during 2025 consisted principally of changes in the balances of revolving and term loan debt.

Liquidity and Capital Resources.

At September 30, 2025, the Company had cash balances of $387,000 compared to cash balances of $5,000 for the same period of 2024.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Corporate Controller (principal financial officer), of the effectiveness of the design and operation of these disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e), as of September 30, 2025. Based on this evaluation, the Chief Executive Officer and Corporate Controller concluded that our disclosure controls and procedures were not effective as of September 30, 2025, the end of the period covered by this Quarterly Report on Form 10-Q, due to the material weaknesses described below.

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

Management has assessed the effectiveness of our internal control over financial reporting as of September 30, 2025. In making our assessment of the effectiveness of internal control over financial reporting, management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis. As a result of our evaluation of our internal control over financial reporting, management identified the following material weakness in our internal control over financial reporting:

●	We lacked a sufficient number of accounting professionals with the necessary knowledge, experience and training to adequately account for significant, unusual transactions, when they occur, and has resulted in misapplications of GAAP, particularly with regard to equity financing arrangements and the timing of recognition of certain non-cash charges.

Accordingly, management concluded that we did not maintain effective internal control over financial reporting as of September 30, 2025.

Plan for Remediation of Material Weakness

In 2024, a material weakness was identified in our internal control over financial reporting, specifically related to the accuracy of standard labor and overhead cost calculations. As of September 30, 2025, management has concluded that this material weakness has been remediated through the implementation of enhanced processes and controls to ensure that standard labor and overhead costs are calculated appropriately and accurately. These improvements include, but are not limited to, periodic monitoring and analysis of variances between actual and standard manufacturing costs, overseen by both the Chief Executive Officer and the Corporate Controller (Principal Financial Officer).

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

(c) Changes in Internal Control over Financial Reporting

The Plan for Remediation of Material Weakness described above was remediated during the quarter ended June 30, 2025. There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 5.02 - Departure of Directors or Certain Officers; Election of Directors

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

On July 8, 2025, the Board of Directors appointed Darlene Chiu Bryant as an Independent Director to fill the vacancy created by Mr. Bosley’s retirement.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following are being filed as exhibits to this report:

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).
31.2*	Certification of Corporate Controller and Principal Financial Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).
32**	Certification of Chief Executive Officer, Corporate Controller and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101*	Interactive Data Files, including the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
**	furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2025	Yunhong Green CTI Ltd.

	By:	/s/ Jana M. Schwan
Jana M. Schwan
Chief Executive Officer

	By:	/s/ Sree Kommana
Sree Kommana
Corporate Controller and Principal Financial Officer

