Form 10-K
period 2025-12-31
YUNHONG GREEN CTI LTD.
filed 2026-03-23
CIK 1042187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Based upon the closing price of $7.80 per share of the Registrant’s Common Stock as reported on NASDAQ Capital Market tier of The NASDAQ Stock Market on June 30, 2025, the aggregate market value of the voting common stock held by non-affiliates of the Registrant was then approximately $10,000,000. (The determination of stock ownership by non-affiliates was made solely for the purpose of responding to the requirements of the Form and the Registrant is not bound by this determination for any other purpose.)

The number of shares outstanding of the Registrant’s Common Stock as of March 23, 2026 was 2,597,363 (excluding treasury shares).

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders (the “2025 Proxy Statement”) is incorporated by reference in Part III of this Form 10-K to the extent stated herein. The 2025 Proxy Statement, or an amendment to this Form 10-K, will be filed with the SEC within 120 days after December 31, 2025. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as a part hereof.

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

Balloon-inspired gifts and Other Products

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

In 2025, our revenues from our product lines, as a percentage of total revenues were:

●	Novelty Products	65% of revenues
●	Flexible Film Products	6% of revenues
●	Balloon-inspired gifts and Other Products	29% of revenues

We are an Illinois corporation with our principal offices and plant at 22160 N. Pepper Road, Lake Barrington, Illinois.

Business Strategies and Developments

Our business strategies, and recent developments related to our business, include:

●	Management. During 2024 Ms. Jana Schwan became our Chief Executive Officer after having served as Chief Operating Officer since 2020, Vice President of Operations and a number of other roles of increasing responsibility during her 20 years with the Company. Mr. Yubao Li has been Chairman of the Board of Directors since 2020.

●	Financing. We entered into a credit facility during September 2021 that was extended during 2025 expiring April 2028. We have been in compliance with this credit facility since inception.

●	Strategy. Our management determined to focus on achieving growth and profitability within the current scope of our core product lines – foil balloons and related products – from our United States based business. In addition, we seek to leverage advancements in compostable materials from a group of companies based in China that are directly or indirectly controlled by our Chairman and director, Mr. Yubao Li (collectively, and including LF International plc, these other companies are referred to herein as the “Yunhong Companies” or “Yunhong Group”). We believe the combination of traditional product optimization with risk-managed investment in new materials is the right combination for our company.

●	Focus on our Core Assets and Expertise. We have been engaged in the development, production and sale of film and container products for 40 years and have developed assets, technology and expertise which, we believe, enable us to develop, manufacture, purchase, market and sell innovative products of high quality within our areas of knowledge and expertise. We have focused our efforts on these core assets and areas of expertise – film novelty products, specialty film products, laminated films and printed films – to develop new products, to market and sell our products and to build our revenues.

●	Develop New Products, Product Improvements and Technologies. We engage in research, design, innovation and development for the purpose of developing and improving products, materials, methods and technologies within our core product categories. We work to develop and identify new products, to improve existing products and to develop new technologies within our core product areas in order to enhance our competitive position and increase our sales. We seek to leverage our technology to develop innovative and proprietary products. In our novelty product lines, our development work includes new designs, new character licenses, new product developments, new materials and improved production methods. We work with customers to develop custom film products which serve the unique needs or requirements of the customer. We seek to leverage the advancements of other Yunhong Companies.

●	Develop New Channels of Distribution and New Sales Relationships. We seek to organically develop new channels of distribution and new sales relationships, both for existing and new products. Over the past several years, we have developed new distributors and customers for our products in the United States and in Europe, Mexico, Latin America and Australia. We also look to leverage resources within the Yunhong China Group for a wide range of topics, from sales to sourcing.

●	Product and Line Extensions. We intend to pursue new product lines and product line extensions, through internal developments.

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

Many of the foil balloons we produce and sell are intended to be filled with helium in order to be buoyant. Over the past several years, the price of helium has fluctuated substantially and the availability of helium has, on occasion, been limited. During 2018 and 2019, the availability of helium declined and the cost of helium increased. The supply of helium improved significantly until 2022, when another set of supply disruptions caused significant price escalation of helium. The price of helium has gradually decreased during the second half of 2022 and through 2025. Any future occurrence of limited availability and/or an increase in the cost of helium could adversely affect our sales of foil balloons.

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

The market for films, packaging, and custom products is fragmented, and competition in this area is difficult to gauge. However, there are numerous participants in this market, and the Company can expect to experience intense quality and price competition.

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

Research and Development

We maintain a product development and research group for the development or identification of new products, product designs, product components and sources of supply. Research and development includes (i) creative product development and design, (ii) creative marketing, and (iii) engineering development. During each of the fiscal years ended December 31, 2025, and 2024, we estimate that the total amount spent on research and development activities was approximately $200,000 and $200,000, respectively.

Employees

As of December 31, 2025, the Company had 52 full-time employees in the United States, of whom 12 are executive or supervisory, 2 are in sales, 25 are in manufacturing or warehouse functions and 13 are clerical. The Company is not a party to any collective bargaining agreement in the United States, has not experienced any work stoppages, and believes that its relationship with its employees is satisfactory.

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

International Operations

The Company formed a wholly owned subsidiary, Yunhong Technology (Hubei) Co., Ltd., in Hubei Province, China (the “China subsidiary”) to support its international production operations. On June 30, 2024, through this subsidiary, the Company acquired certain production equipment and related manufacturing assets pursuant to an Asset Purchase Agreement. The consideration consisted of 500,000 shares of the Company’s common stock, valued at approximately $6.25 million at the time of issuance. On December 2, 2025, the Company entered into a settlement agreement with the seller pursuant to which 175,000 shares of common stock were reacquired and canceled in exchange for the Company surrendering its rights to approximately $2.1 million of prepaid assets representing a working capital credit for the buildout of operations

Available Information

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

Item No. 1A – Risk Factors

Our business and results of operations have been and may continue to be negatively impacted by supply chain disruptions and inflationary pressures and changes in trade policy.

Beginning in 2021 we saw material shortages, supply chain interruption, and a reduced ability to transport goods throughout the United States and globally. These pressures forced us to take steps to ensure product availability, including purchasing materials at higher prices and more aggressively managing lead times. Despite these efforts, our ability to fulfill customer demands was challenged. In addition, changes in U.S. and international trade policies, including the imposition or threat of tariffs, duties, or other trade restrictions, may increase the cost of raw materials, components, and equipment used in our operations. Trade-related uncertainty may also contribute to supply chain volatility, increased freight costs, and reduced availability of key inputs. If tariffs or other trade barriers are imposed or expanded, we may not be able to fully pass these increased costs on to customers, which could adversely affect our margins and profitability.

We have passed certain cost increases on to customers in the form of price adjustments; however, continued inflationary pressure, tariff-related cost increases, or supply chain disruptions may negatively impact our sales volumes, financial results, and overall business performance going forward.

Our business and results of operations have been and may continue to be negatively impacted by public health crises or similar issues or similar events.

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

Helium price volatility has had, and may continue to have, a recurring impact on our business. Our largest product line consists of balloons that are filled with helium by customers. As a result, fluctuations in helium pricing directly affect customer purchasing behavior. When helium prices increase beyond a normal range, customers may temporarily discontinue offering helium-filled balloons or raise prices to end consumers, which can negatively impact overall demand. Although helium prices have fluctuated over time, periods of elevated pricing have historically reduced demand for our products and adversely affected revenue. We believe that sustained increases in helium prices can result in reduced customer orders and lower sales volumes. While helium prices may stabilize or decline during certain periods, volatility remains a risk, and any future increases above normal pricing levels could materially and negatively impact on our revenue and operating results. To the extent helium prices exceed customary market levels for a sustained period, the more significant the potential adverse effect on our business performance.

Staffing levels

As a lean manufacturer our employees perform multiple roles within our company. While we have managed succession in the past and intend to continue doing so, any failure to recruit and retain qualified individuals may negatively impact on our financial results and the ability to perform as intended.

Machinery and Equipment

During the first quarter of 2025 we had multiple instances of equipment failure specifically in third-party print runs. While this equipment has been repaired or replaced, the repair costs and in certain cases the need to run product on third party equipment negatively impacted our financial results. To the extent equipment does not perform as intended, our results may be negatively impacted.

Subsidiary in China

On June 30, 2024, through our wholly owned subsidiary, Yunhong Technology Industry (Hubei) Co., Ltd., we acquired certain manufacturing equipment and related production assets from Yunhong Environmental Protection Technology Co., Ltd. and Yunhong China Group (together, the “Selling Parties”) pursuant to an Asset Purchase Agreement. As consideration for the acquisition, the Company issued 500,000 shares of its common stock. In addition, the Selling Parties agreed to assume or pay certain specified expenses of the subsidiary as part of the transaction. On December 2, 2025, the Company entered into a settlement agreement with the seller pursuant to which 175,000 shares of common stock were reacquired and canceled in exchange for the Company surrendering its rights to approximately $2.1 million of prepaid assets representing a working capital credit for the buildout of operations

Although the subsidiary was established to expand our international manufacturing operations, commercial production has not commenced as of the date of this report due to tariff conditions and broader macroeconomic factors. The timing and extent of future operations in the China subsidiary will depend on market conditions and the Company’s strategic evaluation of the subsidiary’s viability. During the year ended December 31, 2025, the Company evaluated the carrying value of the acquired equipment and recorded an impairment charge of approximately $351,000.

Our common stock may not trade efficiently

During 2024 we were informed by Nasdaq that the bid price of our common stock had been below $1 for an extended period of time. On October 1, 2025, the Company executed a reverse stock split of its shares of common stock at a ratio of 1-for-10. All of the Company’s historical share and per share information related to issued and outstanding common stock and outstanding options and warrants exercisable for common stock in these financial statements have been adjusted, on a retroactive basis, to reflect this 1-for-10 reverse stock split.

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

The Company did not pay any cash dividends on its Common Stock during 2025 or 2024 and has no plans to pay dividends in the foreseeable future. Under the terms of the Company’s current loan agreements, the amount of dividends the Company may pay is limited by the terms of the financial covenants.

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

On March 19, 2026, our common stock closed at $2.96 per share.

Equity Compensation Plan Information

There were no stock option incentive plans outstanding as of December 31, 2025. Effective January 2022, pursuant to the Employment Agreement of former Chief Executive Officer Frank Cesario, the Company granted 25,000 shares of restricted common stock. Of these shares, 2,500 vested immediately, while the remaining 22,500 shares were subject to performance-based vesting conditions and continued employment. During Mr. Cesario’s employment, certain performance conditions were achieved, resulting in the vesting of 16,875 additional shares. Accordingly, 19,375 shares in total vested under the award. Mr. Cesario departed the Company in 2024, and the remaining 5,625 unvested shares were forfeited in accordance with the terms of the award agreement.

During 2022, the Compensation Committee awarded the Company’s then Chief Operating Officer (and current Chief Executive Officer) a grant of 10,000 shares of restricted common stock. Of these shares, 2,000 shares vested during the initial twelve-month period, while the remaining 8,000 shares were subject to performance-based vesting conditions. Based on the achievement of specified performance conditions, 2,000 additional shares vested in 2023 and 4,000 shares vested in 2024, and the remaining 2,000 shares did not vest and were forfeited in 2024.

Upon taking the role of Chief Executive Officer during November 2024, Ms. Schwan was granted restricted stock in the amount of 25,000 shares. 2,500 shares vested upon 30 days of service, while the remaining 22,500 are subject to performance conditions as further detailed in the share grant. Specifically, the restrictions on the remaining 22,500 shares will lapse based on satisfaction of the following performance goals and objectives and continued employment through the date of meeting such targets:

● The restrictions on 5,625 shares of the award will lapse and the award will vest when the Company’s trailing-twelve-month EBITDA equals or exceeds $0.7 million at any time on or after January 1, 2026.

● The restrictions on 5,625 shares of the award will lapse and the award will vest in the event the Company’s common shares trade at or above $30/share for ten or more consecutive trading days.

● The restrictions on 5,625 shares of the award will lapse and the award will vest if Ms. Schwan remains an employee of the Company as of January 1, 2027.

● The restrictions on 5,625 shares of restricted stock lapse upon the Company’s successful refinancing of its credit facility. The refinancing was completed on September 30, 2025, at which time the award vested, however, the shares have not yet been issued.

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

Asset acquisition in exchange for common stock

On June 30, 2024, the Company, through its wholly owned subsidiary Yunhong Technology Industry (Hubei) Co., Ltd., acquired certain manufacturing equipment and related assets from Yunhong Environmental Protection Technology Co., Ltd. and Yunhong China Group (collectively, the “Selling Parties”), which are affiliated with certain Company stockholders. The transaction was evaluated under ASC 805 and accounted for as an asset acquisition.

As consideration, the Company issued 500,000 shares of common stock with an aggregate fair value of $6.25 million. The purchase price was allocated to machinery and equipment of $4.05 million and prepaid expenses of $2.20 million. On December 2, 2025, the Company entered into a settlement agreement pursuant to which 175,000 shares were reacquired and canceled and approximately $2.1 million of prepaid expenses were eliminated. The fair value of the reacquired shares in the amount of $874,000 was recorded as a reduction to common stock and the Company recognized an impairment charge of $1,318,000 to remove the remaining prepaid asset balance.

During the year ended December 31, 2025, the Company recorded an impairment charge of $351,000 related to the acquired equipment due to delays in commencing operations arising from tariff and macroeconomic conditions. Depreciation expense of approximately $0.5 million was recorded during 2025. As of December 31, 2025, the carrying value of the machinery and equipment was approximately $3.2 million. Operations have not yet commenced.

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

Recent changes in our capital structure include:

Series E Convertible Preferred Stock

In March 2024, the Company amended its Articles of Incorporation to authorize the issuance of 130,000 shares of Series E Convertible Preferred Stock (“Series E Preferred”) resulting in gross proceeds of $1.3 million from an unrelated third party. In aggregate, between Series E Preferred and Series F Convertible Preferred Stock (“Series F Preferred”) financings, $1.5 million of the total Series E and F proceeds were received as an advance prior to December 31, 2023. These funds advanced were initially classified as a current liability until the agreement was finalized and shares were issued, at which time it was reclassified as equity. In addition, 36,140 warrants to purchase the Company’s common stock were issued with respect to this transaction. These warrants are exercisable until March 2027, at the lower of $15.2 per share or 90% of the variable price based on the ten-day volume weighted average price (“VWAP”) of the Company’s common stock. The issuance of the Series E Preferred Stock resulted in an allocation of $0.8 million to the convertible preferred stock and $0.5 million to the warrants described below and classified as Additional Paid-In Capital. Holders of the Series E Preferred will be entitled to receive quarterly dividends at the annual rate of 8.5% of the stated value ($10 per share) and have a liquidation preference over common stock. Such dividends may be paid in cash or otherwise based on the terms of the agreement. Accrued dividends of $205,000 and $93,000 were recorded as of December 31, 2025 and 2024, respectively.

Series F Convertible Preferred Stock

In March 2024, the Company amended its Articles of Incorporation to authorize the issuance of 70,000 shares of Series F Preferred resulting in gross proceeds of $0.7 million from an unrelated third party. As disclosed above certain of these proceeds were received as an advance prior to December 31, 2023. This investment was initially classified as a current liability until the agreement was finalized and shares were issued, at which time it was classified as equity. In addition, warrants to purchase 19,460 shares of the Company’s common stock were issued with respect to this transaction. These warrants are exercisable until March 2027, at the lower of $15.2 per share or 90% of the variable price based on the ten-day volume weighted average price (“VWAP”) of the Company’s common stock prior to exercise. The issuance of the Series F Preferred Stock resulted in an allocation of $0.4 million to the convertible preferred stock and $0.3 million to the warrants described below and classified as Additional Paid-In Capital. Holders of the Series F Preferred will be entitled to receive quarterly dividends at the annual rate of 8.5% of the stated value ($10 per share) and have a liquidation preference over common stock. Such dividends may be paid in cash or stock, at the Company’s discretion, based on the terms of the agreement. Accrued dividends of $110,000 and $50,000 were recorded as of December 31, 2025 and 2024, respectively.

Warrants

As described above, in connection with the Series E and F convertible preferred equity issuances, a total of 55,600 warrants were issued, exercisable for the Company’s common stock at the lower of $15.2 per share or 90% of the 10 day VWAP.

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

A summary of the Company’s common stock warrant activity is as follows:

	Shares under Option (warrant)	Weighted Average Exercise Price
Balance at December 31, 2024	55,600	$15.20
Granted	-	-
Cancelled/Expired	-	-
Exercised/Issued	-	-
Outstanding at December 31, 2025	55,600	$15.2

Exercisable at December 31, 2025	55,600	$15.2

As of December 31, 2025 the Company reserved the following shares of its common stock for the exercise of warrants,:

2025 Common Stock Warrants	55,600
Shares reserved as of December 31, 2025	55,600

REVENUE

Our revenues from each of our product categories in each of the past two years have been as follows:

	Year Ended
	December 31, 2025		December 31, 2024
	$	% of	$	% of
Product Category	(000) Omitted	Net Sales	(000) Omitted	Net Sales

Foil Balloons	$12,764	65%	$11,510	64%

Film Products	1,129	6%	847	5%

Other	5,812	29%	5,596	31%

Total	$19,705	100%	17,953	100%

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

Purchases by a limited number of customers represent a significant portion of our total revenues. During 2025 and 2024, respectively, sales to our top 10 customers represented 93% and 93%, respectively, of net revenues for each year. During 2025 and 2024, there were two customers to whom our sales represented more than 10% of net revenues.

Our principal customer sales for 2025 and 2024 were:

Customer	Product	2025 Sales	% of 2025 Revenues	2024 Sales	% of 2024 Revenues
Customer A	Balloons; Gifts	$8,282,000	41%	$6,476,000	36%
Customer B	Balloons	$7,917,000	40%	$8,574,000	47%

The loss of one or both of these principal customers, or a significant reduction in purchases by one or both of them, could have a material adverse effect on our business.

We generally do not have agreements with our customers under which customers are obligated to purchase any specific or minimum amount of product from us.

Year Ended December 31, 2025 Compared to Year Ended December 31, 2024

Net Sales

For the fiscal year ended December 31, 2025, consolidated net sales of the sale of all products were $19,705,000 compared to consolidated net sales of $17,953,000 for the year ended December 31, 2024, an increase of 10% as more fully described below.

Sales of foil balloons were $12,764,000 in 2025 and $11,510,000 in 2024, an increase of 11% was primarily due to being awarded an additional everyday kit assortment at a mass retailer, as well as a slight increase in seasonal foil balloons.

Sales of film products were $1,129,000 in 2025 and $847,000 in 2024, an increase of 33%. Order flow in this area has been historically inconsistent, impacted in part by consolidation in the industry, including our customers, as well as a large number of competitors.

Sales of other products increased to $5,812,000 in 2025 from $5,596,000 in 2024, an increase of 4%. This category includes sales of balloon inspired gifts, which featured larger holiday orders than the prior year as well as an increase in everyday product.

Cost of Sales

Cost of sales increased to $16,115,000 in 2025 compared to $14,352,000 in 2024, an increase of 12%, which is attributed to increase in sales by 10%.

General and Administrative Expenses

General and administrative expenses increased to $4,938,000 in 2025 from $3,396,000 in 2024, an increase of 45% compared to last year. The main reason for this increase is due to $354,000 impairment expenses related to Hubei long-lived assets and $1,318,000 related to the stock surrender agreement, where we reacquired and cancelled 175,000 shares.

Selling and Marketing

Selling expenses increased to $147,000 in 2025 from $141,000 in 2024.

Other Income or Expense

In July 2025, the Company entered into a settlement agreement with a former service provider to resolve certain outstanding disputes. The agreement, executed on July 10, 2025, provided for a cash payment to the Company. The Company received proceeds of $315,000 on July 29, 2025. In accordance with U.S. GAAP, the settlement proceeds were recognized as Other Income in the Consolidated Statements of Operations and Comprehensive Loss   for the year ended December 31, 2025.

During 2025, we incurred net interest expense of $878,000 compared to net interest expense of $862,000 during 2024.

Financial Condition, Liquidity and Capital Resources

Cash (Used In) Provided By Operating Activities

During 2025, cash used in operating activities amounted to $172,000, compared to cash used in operating activities during 2024 of $1,274,000. Significant changes in working capital items affecting cash flow used in operating activities were:

●	Depreciation and amortization of $641,000 compared to depreciation and amortization for 2024 of $345,000;
●	Impairment of Hubei assets of $1,672,000 in 2025 compared to $0 in 2024
●	An increase in inventories of $245,000 in 2025 compared to an increase in inventories of $702,000 in 2024;
●	A decrease in advance investor deposits of $900,000 in 2025, compared to an increase of $1,050,000 in 2024;
●	An increase in accounts receivable of $552,000 and $1,428,000 in 2025 and 2024, respectively;
●	A decrease in prepaid expenses and other assets of $129,000 compared to an increase in prepaid expenses and other assets of $80,000 in 2024; and
●	An increase in trade payables of $140,000 compared to an increase in trade payables of $620,000 in 2024.

Cash Provided By (Used In) Investing Activities

During fiscal 2025, cash used in investing activities amounted to $83,000 compared to cash used in investing activities during fiscal 2024 of $331,000. This is due to timing of production equipment upgrades and replacement.

Cash Provided By (Used In) Financing Activities

During fiscal 2025, cash provided by financing activities amounted to $132,000, compared to cash provided by financing activities of $904,000 during fiscal 2024. This is primarily due to an increase in revolving credit limit from $6 million to $7 million in 2025.

Going Concern, Liquidity and Financial Condition

The Company’s financial statements are prepared using U.S. GAAP applicable to a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has a cumulative net loss from inception to December 31, 2025 of approximately $28.4 million and had approximately $0.1 million of cash as of December 31, 2025. The Company’s cash resources from operations may be insufficient to meet its anticipated needs during the next twelve months. If the Company does not execute its plan, it may require additional financing to fund its future planned operations.

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

The Company’s primary sources of liquidity have traditionally been comprised of cash and cash equivalents as well as availability under the Credit Agreement in place at the time. This credit facility, as amended, matures on April 30, 2027.

On September 30, 2021 (the “Closing Date”), the Company entered into a loan and security agreement (the “Agreement”) with Line Financial (the “Lender”), which provides for a senior secured financing consisting of a revolving credit facility (the “Revolving Credit Facility) in an aggregate principal amount of up to $7.0 million as amended (the “Maximum Revolver Amount”), subject to borrowing base provisions, and term loan facility (the “Term Loan Facility”) in an aggregate principal amount of $731,250 (“Term Loan Amount” and, together with the Revolving Credit Facility, the “Senior Facilities”). The Senior Facilities are secured by substantially all assets of the Company. The Company has remained in compliance with all material covenants since inception.

Borrowings under the Revolving Credit Facility bear interest at the prime rate + 7.82% (14.57% as of December 31, 2025), payable monthly in arrears. The Term Loan Facility bears interest at the prime rate + 1.45% (8.2% as of December 31, 2025) and is repaid in 48 monthly installments of approximately $15,000, beginning November 1, 2021. The Company also pays collateral monitoring fees of 4.62% of the eligible accounts receivable, inventory, and equipment supporting both facilities.

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

The facility automatically renews for successive one-year periods unless either party provides written notice of termination not less than 90 days prior to the end of the then-current term. The Company may prepay the Term Loan Facility (together with accrued interest and any applicable prepayment fee) in whole, but not in part, upon at least 60 days’ prior written notice

At December 31, 2025 and 2024, the term loan balance was approximately $0.5 and $0.6 million, respectively, and the revolving balance was $6.8 million and $6.6 million, respectively. We had $0.2 million remaining available for borrowing under the Revolving Credit Facility as of December 31, 2025.

The Agreement requires the Company to maintain minimum tangible net worth of $4.0 million, subject to adjustment by the Lender. The Company was in compliance with this covenant as of December 31, 2025 and 2024. The Agreement also limits additional indebtedness, liens, dividends, mergers, and annual capital expenditures exceeding $1.0 million.

Notes Payable, Related Party

The Company is party to a note payable to John H. Schwan, Director and former Chairman of the Board, with a loan balance due for an initial amount of $1.3 million as of December 31, 2023 and an interest rate of 6%. The Company repaid $1 million to Mr. Schwan during January 2024. The parties agreed to the payment of the remaining $0.3 million at a future date to be determined. This related party note payable is subordinate to the Senior Facilities.

Seasonality

In the foil balloon product line, sales have historically been seasonal. Approximately half of these sales are considered “everyday” in nature while the other half tend to be event driven (certain holidays, graduation season, and other events). Since 2022, we have seen an enhanced impact of seasonality, with increased order flow related to events.

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

Inventory Valuation. Inventories are stated at the lower of cost or net realizable value. Cost is determined using standard costs and determined on a first-in, first out basis. Standard costs are reviewed and adjusted at the time of introduction of a new product or design, periodically and at year-end based on actual direct and indirect production costs. On a periodic basis, the Company reviews its inventory levels for estimated obsolescence or unmarketable items, in reference to future demand requirements and shelf life of the products. As of December 31, 2025 and 2024, the Company had established a reserve for obsolescence, marketability or excess quantities with respect to inventory in the aggregate amount of $194,000 and $155,000 respectively. In addition, on a periodic basis, the Company disposes of inventory deemed to be obsolete or unsaleable and, at such time, charges reserve for the value of such inventory.

Recoverability and Impairment of Long-Lived Assets: The Company reviews long-lived assets, including property, plant and equipment, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset group may not be recoverable. Determining whether an impairment exists requires significant management judgment, including estimates of future cash flows, expected asset utilization, and assumptions about market and economic conditions. The Company evaluates recoverability by comparing the carrying value of an asset group to the estimated undiscounted future cash flows expected to result from the use and eventual disposition of the asset group. If the carrying value exceeds those estimated undiscounted future cash flows, an impairment loss is recognized based on the amount by which the carrying value exceeds the asset group’s estimated fair value. During 2025, the Company recorded an impairment charge of $354,000 related to certain long-lived assets associated with the Hubei asset group. Changes in assumptions regarding future operating performance or market conditions could result in additional impairment charges in future periods.

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

As of December 31, 2025 and 2024, the amount of the net deferred tax asset was none, as we continued to record a full valuation allowance against the gross value of the deferred tax asset. Each quarter and year-end, management makes a judgment to determine the extent to which the deferred tax asset will be recovered from future taxable income.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) of the effectiveness of the design and operation of these disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e), as of December 31, 2025. Based on this evaluation, the Chief Executive Officer (principal executive officer) concluded that our disclosure controls and procedures were not effective as of December 31, 2025, the end of the period covered by this Annual Report on Form 10-K, due to the material weaknesses described below.

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making our assessment of the effectiveness of internal control over financial reporting, management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis. As a result of our evaluation of our internal control over financial reporting, management identified the following material weaknesses in our internal control over financial reporting:

●	We lacked a sufficient number of accounting professionals with the necessary knowledge, experience and training to adequately account for the application of new accounting standards as well as significant, unusual transactions that resulted in misapplications of GAAP, particularly with regard to equity financing arrangements and the timing of recognition of certain non-cash charges.

Accordingly, management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2025.

Plan for Remediation of Material Weakness

In 2024, a material weakness was identified in our internal control over financial reporting, specifically related to the accuracy of standard labor and overhead cost calculations. As of December 31, 2025, management has concluded that this material weakness has been remediated through the implementation of enhanced processes and controls to ensure that standard labor and overhead costs are calculated appropriately and accurately. These improvements include, but are not limited to, periodic monitoring and analysis of variances between actual and standard manufacturing costs, overseen by the Chief Executive Officer.

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

The following is a brief account of the business experience of each of our directors and executive officers during the past five years or more.

Name	Age	Position
Gerald (J.D.) Roberts, Jr.	67	Interim Chairman of the Board of Directors
Jana M. Schwan	49	Chief Executive Officer
Iris Chan	39	Director
Darlene Chiu Bryant	63	Director
Jeff Leader	64	Director

Gerald (J.D.) Roberts, Jr., age 67, Interim Chairman of the Board of Directors. Mr. Roberts is Vice President of Strategy and Business Development at a Fortune 50 Corporation, having served in that capacity since 2018, and has served as a director of the Company since January 2022. In the previous 20 years, he held several senior roles at Aerojet Rocketdyne Holdings, Inc. and GenCorp/Aerojet. His career began in the aerospace and electronics industries in the United States and Australia, where he worked with companies including E-Systems, McDonnell Douglas, Northrop-Grumman, Gulfstream, Learjet and Hawker de Havilland. Mr. Roberts combined his credentials in engineering, finance and operations and his significant experience in strategic planning, organizational restructuring, and mergers, acquisitions, and divestitures to build value in international business opportunities. He received his MBA (Finance) from the University of California, Davis, and his B.S. in Mechanical Engineering from Virginia Tech.

Jana M. Schwan, age 49. Ms. Schwan has been Chief Executive Officer since November 2024 and has been employed by the Company in progressively more responsible roles in operational, purchasing, and product development capacities since September 2002, and currently leads its Sales, Marketing and Business Development activities in addition to all Operations of the Company. Ms. Schwan was named Vice President of Operations in 2017 and Chief Operating Officer in 2020.

Iris Chan, age 39, Ms. Chan has over 10 years of experience leading finance teams in the consumer products distribution and property development industries in Canada and Hong Kong. She previously worked in the audit practice of a Big Four accounting firm. Ms. Chan is a Certified Professional Accountant in both Canada and Hong Kong and holds a Master of Laws (LLM) from The University of Hong Kong. Her expertise in financial reporting, internal controls, compliance, and corporate governance supports the Board’s oversight of the Company’s financial reporting and regulatory matters.

Darlene Chiu Bryant, age 63, is a partner at Access Point Advisors, an advisory firm established to support the growth of companies offering sustainable solutions. She is founder of GlobalSF, a non-profit organization established to support San Francisco’s economic development efforts with global partners. Appointed by the late San Francisco Mayor Edwin M. Lee to head up ChinaSF, a public private partnership of the City of San Francisco, she oversaw efforts that brought in more than $5.1 billion in Foreign Direct Investment, created more than 800 jobs and recruited more than 100 companies to San Francisco Bay Area. Darlene has had a diverse career in both the public and private sectors. She worked overseas in the pharma and biotech space for German, Japanese and Chinese multinational firms. Back in her native San Francisco, she worked in communications and public affairs for then San Francisco Mayor Gavin Newsom, East West Bank, United Commercial Bank and Pacific Gas & Electric Company. Bryant is a current Trustee of the Chinese American International School in San Francisco, Past board member of Angel Island Immigration Station Foundation, founding Chair and board member of AAPI Lead, founding board member of Asian Pacific American Leadership Foundation and CALNET, and Advisory board member of the University of San Francisco Center for Asia Pacific Studies.

Jeff Leader, age 64, is chairman of Hermes Deployment Corporation, a business advisory and execution firm specializing in facilitating U.S.-China technology transfer, merger, and cross-border market-entry projects. Mr. Leader also serves as China Trade & Affairs Advisor to members of the United States Congress and California state constitutional and legislative office holders. He has been a Program Lecturer at Stanford University on strategic public-private collation development for Chinese companies in support of U.S. market entry and sustainable growth. Mr. Leader is frequently called upon to serve other entities within the U.S. federal and California state governments on China-specific matters including the U.S. Department of State, the U.S. Department of Commerce, the U.S. Department of Homeland Security, and other federal and state departments. Prior to forming Hermes, he served over 20 years in California state government where he was Director of International Relations for the State Assembly. Jeff Leader possesses (U.S.) Juris Doctor of Law and Bachelor of Arts in Marketing and Communications degrees.

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

As of the date of this report, the Company has five directors. The Board has affirmatively determined that four of the five directors are independent within the meaning of the listing standards of The Nasdaq Stock Market.

The Board of Directors met fourteen times during 2025. No Director was absent for more than one meeting during 2025.

Board Leadership Structure

Yubao Li is Former Chairman of the Board of Directors and Jana Schwan is Chief Executive Officer. Ms. Schwan is responsible for senior management functions and reports into the Board of Directors. The Board of Directors believes that this combination and allocation of roles provides the most efficient and effective leadership model for the Company, providing perspective and direction with regard to business strategies and plans to both the Board and management. The Company has no bylaw or policy in place that mandates that an officer serve as Chairman of the Board. The Board of Directors periodically evaluates its leadership structure.

Mr. Wong, the former Lead Independent Director. Mr. Wong was responsible for (i) communicating regularly with the Chief Executive Officer and other officers of the Company on behalf of the Board of Directors, and particularly the independent members of the Board of Directors, and (ii) calling separate meetings of the independent directors of the Company. At any such meetings, only independent directors are present and the independent directors are free to discuss any aspect of the Company’s business and risk management without the influence of interested directors or management.

All members of the Company’s Audit, Compensation and Nominating and Governance Committees have been determined to be independent based on application of the rules and standards of the NASDAQ Stock Market.

Board Role in Risk Oversight

The Board of Directors plays an active role, as a whole and at the committee level, in overseeing management of the Company’s risks. The Board regularly reviews information regarding our credit, liquidity and operations, as well as the risks associated with each. The Audit Committee oversees management of financial risks through regular meetings with the Company’s independent registered public accounting firm and the Company’s Chief Executive Officer, President and Corporate Controller. The Company’s Compensation Committee evaluates and addresses risks relating to executive compensation, our incentive compensation plans and other compensatory arrangements. The Nominating and Governance Committee manages risks associated with the independence of the Board of Directors and potential conflicts of interest. While each committee is responsible for evaluating certain risks and overseeing the management of those risks, the entire Board of Directors is regularly informed through management, and committee reports to the full Board about these and other operational risks.

Committees of the Board of Directors

The Board of Directors has standing Audit, Compensation, and Nominating and Governance Committees.

Audit Committee

Since 2000, the Company has had a standing Audit Committee, which is presently composed of Mr. Wong (Former Chairman), Ms. Bryant and Mr. Roberts. Each of the members of the Audit Committee is independent based on the application of the rules and standards of the NASDAQ Stock Market and Rule 10a-3(b) under the Securities Exchange Act of 1934. Mr. Wong has been designated as, and is, the Company’s “Audit Committee Financial Expert” in accordance with Item 407(d)(5) of Regulation S-K and meets the requirements for an audit committee expert as set forth in that item. The Audit Committee has primary responsibility meetings with management and independent auditors to discuss the Company’s financial statements. The Company’s Board of Directors has adopted a written charter, as amended, for the Company’s Audit Committee, a copy of which has been posted and can be viewed on the Company’s Internet website at http://www.ctiindustries.com under the section entitled “Investor Relations.” In addition, the Audit Committee has adopted a complaint monitoring procedure to enable confidential and anonymous reporting to the Audit Committee of concerns regarding, among other things, questionable accounting or auditing matters. The Audit Committee has primary responsibility for:

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

The Audit Committee met four times during 2025.

Compensation Committee

The Compensation Committee is composed of Mr. Roberts (Chairman), Ms. Bryant and Mr. Wong (Former Director). The Board has determined that each of the members of the Compensation Committee is independent as defined in the listing standards for the NASDAQ Stock Market. The Compensation Committee reviews and acts on the Company’s executive compensation and employee benefit and retirement plans, including their establishment, modification and administration. It also recommends to the Board of Directors the compensation of the Chief Executive Officer and certain other executive officers. The Compensation Committee has a charter which has been posted and can be viewed on the Company’s Internet website at http://www.ctiindustries.com under the section entitled “Investor Relations.” The Compensation Committee met once in 2025.

Nominating and Governance Committee

In 2005, the Company established a Nominating and Governance Committee. The Nominating and Governance Committee consists of Mr. Bosley (Chairman), Mr. Roberts and Mr. Wong (Former Director). The Nominating and Governance Committee does not have a charter. The Board of Directors has determined that each of the members of the Nominating and Governance Committee is independent as defined in the listing standards for the NASDAQ Stock Market.

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

The Nominating Committee did not meet in 2025. All of the independent directors of the Board of Directors participated in the nominating process and, in separate session, voted in favor of recommending to the Board of Directors the nomination of each of the nominees for election as directors.

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

Based solely on a review of such forms furnished to the Company, the Company believes that during calendar year 2025, all Section 16(a) filing requirements applicable to the officers, directors and ten-percent beneficial shareholders were satisfied.

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

				Non-Equity
			Stock	Incentive Plan	All other
Name/Title	Year	Salary	Awards	Compensation	compensation	Total
			(1)	(2)	(3)
Jana M. Schwan	2025	$275,000	$18,096	$-	$10,500	$303,596
Chief Executive Officer (4)	2024	$239,500	$48,657	$-	$9,500	$297,657

SUMMARY COMPENSATION TABLE

(1)	Reflects the compensation expense recognized in 2025 and 2024 for stock awards under ASC Topic 718 as reported in the Company’s audited financial statements.
(2)	Amounts determined under the Company’s incentive compensation program.
(3)	Insurance premiums
(4)	Ms. Schwan became Chief Operating Officer during 2020 and Chief Executive Officer in 2024.

Narrative Disclosure for Summary Compensation Table

Employment Agreements with Our Named Executive Officers

Mr. Cesario resigned from his employment with the Company in November 2024.

Ms. Jana Schwan entered into an employment agreement with the Company during November 2024. That agreement includes a base salary of $275,000 per year. Ms. Schwan received an inducement grant of stock in the amount of 25,000 shares, 2,500 of which vested immediately, with the remaining shares scheduled to vest based upon the achievement of certain goals and objectives as set forth in the agreement. Ms. Schwan was eligible to receive a performance-based bonus of $250,000. In the event that Ms. Schwan is terminated without cause, she is eligible to receive twelve (12) months of salary in accordance with the agreement.

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

During 2025, based on numbers of months the independent Directors have been granted 1,417 shares of restricted stock that vest over 12 months.

During 2024, each of the three independent Directors was granted 500 shares of restricted stock that vest over 12 months.

Retirement Benefits

The Company maintains a 401(k) employee savings plan in which all salaried employees are eligible to participate. The plan is a tax qualified retirement plan.

Under the 401(k) Plan, employees may contribute up to 15% of their eligible compensation to the Plan and the Company will contribute a matching amount to the Plan each year. Participating employees may direct the investment of individual and company contributions into one or more of the investment options offered by the Plan. The Company has the ability to make matching contributions under the Plan, but none were made during 2025 or 2024.

These are unvested restricted stock awards provided to Jana M. Schwan, and will be vested based on milestone performance goals set by the Board of Directors.

OUTSTANDING EQUITY AWARDS

Number of Securities Underlying
Name	Unvested Performance Grants
Jana M. Schwan	22,275

EQUITY COMPENSATION PLAN INFORMATION

The total approved equity compensation plan is for 500,000 shares, out of these unvested shares are 20,158 outstanding at December 31, 2025. Vested and unissued shares are 4,117, total shares outstanding and unissued are 24,275 as of December 31, 2025.

Payments Upon Termination or Change of Control

The employment agreement with Jana Schwan, effective November 2024, includes payment of twelve months salary upon termination except for cause as is defined by that agreement.

Director Compensation

The following table sets forth the compensation of directors of the Company during the year ended December 31, 2025:

DIRECTOR COMPENSATION

Name	Director’s Fees	Stock Awards (1)	All other compensation	Total

Yubao Li	$-	$-	$-	$-

Jana M Schwan	$-	$-	$-	$-

Douglas Bosley	$4,000	$788	$-	$4,788

JD Roberts	$12,000	$3,150	$-	$15,150

Philip Wong	$12,000	$3,150	$-	$15,150

Jeffrey Leader	$1,000	$213	$30,000	$31,213

Darlene Chiu Bryant	$6,000	$1,225	$-	$7,225

(1)	Reflects the compensation expense recognized in 2025 for stock awards under ASC Topic 718 as reported in the Company’s audited financial statements.

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

Item No. 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

BENEFICIAL OWNERSHIP OF SHARES BY MANAGEMENT

AND SIGNIFICANT SHAREHOLDERS

The following table provides information concerning the beneficial ownership of the Company’s Common Stock by each director and nominee for director, certain executive officers, and by all directors and officers of the Company as a group as of December 31, 2025. In addition, the table provides information concerning the current beneficial owners, if any, known to the Company to hold more than 5 percent of the outstanding Common Stock of the Company.

The amounts and percentage of stock beneficially owned are reported based on regulations of the Securities and Exchange Commission (“SEC”) governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days after December 31, 2025. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed a beneficial owner of securities in which he has no economic interest. The percentage of Common Stock beneficially owned is based on 2,600,327 shares of Common Stock outstanding as of December 31, 2025.

Name of Beneficial Owners	Number of Shares	Percent of Class
Directors and Executive Officers
Gerald (J.D.) Roberts, Jr., Interim Chairman, Director	1,500	*
Jeffrey Leader, Director***	10,000	*
Jana Schwan, Chief Executive Officer	11,073	*
Darlene Chui Bryant, Director	-	*
Iris Chin, Director	-	*

All directors and executive officers as a group (5 persons)	22,573	0.9%

Other Principal Shareholders
Yubao Li**	1,035,000	39.8%
Mr. Shuai Wang	188,808	7.3%
Icy Mellon LLC	210,244	8.1%
Mitzners Consulting	306,469	11.8%
Yaping Zhang	100,000	3.8%
Tu Li	76,659	3.0%
Others	657,610	25.3%
Total Other Principal Shareholders	2,574,790	99.1%

Total Shareholders	2,597,363	100.0%

Notes:

* Less than 1% of beneficial ownership

** Includes shares held by LF International PTE, a Singapore private limited company controlled by Mr. Li, as well Yunhong Environmental Protection Technology Co., Ltd. as part of the Yunhong China Group controlled by Mr. Li.

*** Jeffrey Leader was appointed as a Director on November 25, 2025

Item No. 13 – Certain Relationships and Related Transactions

As of December 2017, Mr. John H. Schwan was owed a total of $1.1 million, with additional accrued interest of $0.4 million, by the Company. Mr. Schwan is the father of Jana Schwan. As part of the December 2017 financing with PNC Bank, Mr. Schwan executed a subordination agreement related to these amounts due to him, as evidenced by a related note representing the amount owed to Mr. Schwan. During January 2019, Mr. Schwan and the Company agreed to an exchange of $0.6 million of his debt for approximately 181,000 shares of CTI common stock at the then market rate of $3.32 per share. As of December 31, 2023, the balance of Mr. Schwan’s note was approximately $1.3 million, including accrued interest. Per agreement between the parties, this note was repaid in installments: $0.5 million on January 2, 2024, another $0.5 million on January 16, 2024, with the remaining $0.3 million outstanding as of December 31, 2025 with an ultimate payment date subject to mutual determination by the parties.

The Company formed a wholly owned subsidiary, Yunhong Technology (Hubei) Co. Ltd., in the Hubei Province of China. On June 30, 2024, the Company, through the China subsidiary, acquired certain production assets pursuant to an Asset Purchase Agreement and in exchange for 500,000 of the Company’s common stock, which was valued at $6.25 million. In December 2025, pursuant to an amendment to the Asset Purchase Agreement, 175,000 of the shares previously issued were cancelled, and approximately $2.2 million of prepaid assets recorded in connection with the transaction were removed from the Company’s books.

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

Item No. 14 – Principal Accountant Fees and Services

The following table sets forth the amount of fees billed to us by Wolf, our current auditor for professional services during the years ended December 31, 2025 and 2024, respectively, as described below:

	2025	2024
Audit Fees – Wolf & Company, P.C. (1)	$357,000	$629,500
Audit Related Fees (2)	-	-
All Other Fees (3)	-	-

Total Fees	$357,000	$629,500

(1) Includes the annual financial statement audit and limited quarterly reviews and expenses.

(2) Includes fees and expenses for other audit-related activities.

(3) May represent tax services and other consulting services.

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

Item No. 16 – Summary

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 23, 2026.

Yunhong Green CTI, LTD

By:	/s/ Jana M. Schwan
Chief Executive Officer

By:	/s/ Sree Kommana
Corporate Controller and Principal Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Y Gerald (J.D.) Roberts, Jr.	Interim Chairman of the Board of Directors	03/23/2026
Gerald (J.D.) Roberts, Jr.

/s/ Darlene Chui Bryant	Director	03/23/2026
Darlene Chui Bryant

/s/ Jeff Leader	Director	03/23/2026
Jeff Leader

/s/ Iris Chan	Director	03/23/2026
Iris Chan

Yunhong Green CTI LTD

Consolidated Financial Statements

Years Ended December 31, 2025 and 2024

Financial Statement Schedule:

All other schedules for which a provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Yunhong Green CTI Ltd.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Yunhong Green CTI Ltd. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2025, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Impairment of long-lived assets

During the year ended December 31, 2025, management identified indicators of impairment for machinery and equipment intended for use at the planned manufacturing facility in Hubei, China, as further disclosed in Note 2 to the financial statements. The Company measured the impairment of the Hubei machinery and equipment by engaging a third-party appraiser to inspect the machinery and equipment and provide an appraisal report. An impairment charge was then recorded based on the results of the appraisal which applied a replacement cost methodology to establish the fair value of the asset group.

Auditing the impairment involved especially challenging and subjective judgment due to the significance of the assumptions applied by management and management’s experts to derive the appraised value of the asset group.

To address this critical audit matter, we performed procedures including, among others: (i) evaluating impairment indicators and changes in management’s plans for the Hubei manufacturing facility; (ii) evaluating the qualifications of the third-party experts used by management; (iii) assessing the appropriateness of the valuation methodology applied; (iv) testing the mathematical accuracy of the appraisal and testing the completeness and accuracy of key inputs; and (iv) evaluating the reasonableness of significant assumptions applied. Finally, we evaluated the appropriateness of the Company’s presentation and disclosure of the impairment event.

/s/ Wolf & Company, P.C.

We have served as the Company’s auditor since 2024.

Boston, Massachusetts

March 23, 2026

Yunhong Green CTI, Ltd

Consolidated Balance Sheets

As of December 31

	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$97,000	$220,000
Accounts receivable, net	5,955,000	5,403,000
Inventories	8,738,000	8,493,000
Prepaid expenses	283,000	412,000
Total current assets	15,073,000	14,528,000

Property, plant and equipment:
Machinery and equipment	21,993,000	22,246,000
Office furniture and equipment	2,122,000	2,084,000
Intellectual property	783,000	783,000
Leasehold improvements	39,000	39,000
Fixtures and equipment	518,000	518,000
Projects under construction	140,000	196,000
	25,595,000	25,866,000
Less: accumulated depreciation and amortization	(21,599,000)	(20,958,000)

Total property, plant and equipment, net	3,996,000	4,908,000

Other assets:
Operating lease right-of-use asset	3,393,000	3,950,000
Prepaid expenses, noncurrent	-	2,192,000

Total other assets	3,393,000	6,142,000

TOTAL ASSETS	$22,462,000	$25,578,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade payables	$1,677,000	$1,537,000
Line of credit	6,822,000	6,578,000
Notes payable - current portion	146,000	606,000
Notes payable - related party	344,000	344,000
Operating lease liabilities – current portion	596,000	480,000
Advance investor deposit	150,000	1,050,000
Accrued liabilities	950,000	810,000

Total current liabilities	10,685,000	11,405,000

Long-term liabilities:
Notes payable – net of current portion	348,000	-
Operating lease liabilities – noncurrent	2,873,000	3,470,000

Total long-term liabilities	3,221,000	3,470,000

TOTAL LIABILITIES	$13,906,000	$14,875,000

SHAREHOLDERS’ EQUITY
Series E Convertible Preferred Stock — no par value, 130,000 shares authorized, 130,000 issued and outstanding at December 31, 2025 and 2024 (liquidation preference of $1,300,000)	976,000	864,000
Series F Convertible Preferred Stock — no par value, 70,000 shares authorized, 70,000 issued and outstanding at December 31, 2025 and 2024, respectively (liquidation preference of $700,000)	525,000	465,000

Common stock - no par value, 2,000,000,000 shares authorized, 2,601,788 and 2,599,185 shares issued and 2,597,362 and 2,594,759 shares outstanding at December 31, 2025 and 2024, respectively	27,891,000	27,533,000
Additional paid-in-capital	7,711,000	7,858,000
Accumulated deficit	(28,386,000)	(25,856,000)
Less: Treasury stock, 4,426 shares, at cost	(161,000)	(161,000)

TOTAL SHAREHOLDERS’ EQUITY	8,556,000	10,703,000

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$22,462,000	$25,578,000

See report of independent registered public accounting firm and notes to consolidated financial statements.

Reflects a 1-for-10 reverse stock split of the Company’s common stock, effective October 1, 2025

Yunhong Green CTI, Ltd

Consolidated Statements of Operations and Comprehensive Loss

For the years ended December 31

	2025	2024

Net Sales	$19,705,000	$17,953,000

Cost of Sales	16,115,000	14,352,000

Gross profit	3,590,000	3,601,000

Operating expenses:
General and administrative	4,938,000	3,396,000
Selling	147,000	141,000
Advertising and marketing	555,000	676,000

Total operating expenses	5,640,000	4,213,000

Loss from operations	(2,050,000)	(612,000)

Other (expense) income:
Interest expense	(878,000)	(862,000)
Other income/(expense)	398,000	(25,000)

Total other expense, net	(480,000)	(887,000)

Net Loss	$(2,530,000)	$(1,499,000)

Deemed dividends on preferred stock	(172,000)	(143,000)

Net loss attributable to Yunhong CTI Ltd common shareholders	(2,702,000)	(1,642,000)

Basic income (loss) per common share	$(1.01)	$(0.07)
Diluted income (loss) per common share	$(1.01)	$(0.07)

Weighted average number of shares and equivalent shares of common stock outstanding:
Basic	2,671,813	2,336,738

Diluted	2,671,813	2,336,738

See report of independent registered public accounting firm and notes to consolidated financial statements.

Reflects a 1-for-10 reverse stock split of the Company’s common stock, effective October 1, 2025

Yunhong Green CTI, Ltd

Consolidated Statements of Shareholders’ Equity

	Series E Preferred Stock		Series F Preferred Stock		Common Stock		Additional Paid-in	Accumulated (Deficit)	Less Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	TOTAL

Balance December 31, 2023	-	$-	-	$-	2,081,560	$21,283,000	$6,967,000	$(24,357,000)	(4,426)	$(161,000)	$3,732,000

Series E Preferred Stock Issuance	130,000	771,000	-	-	-	-	529,000	-	-	-	1,300,000
Series F Preferred Stock Issuance	-	-	70,000	415,000	-	-	285,000	-	-	-	700,000
Series E Accrued Deemed Dividend	-	93,000		-	-	-	(93,000)	-	-	-	-
Series F Accrued Deemed Dividend	-	-	-	50,000	-	-	(50,000)	-	-	-	-
Stock Issuance	-	-	-	-	10,000	-	60,000	-	-	-	60,000
Common Stock Issued for Assets Acquired	-	-	-	-	500,000	6,250,000	-	-	-	-	6,250,000
Stock Issuance - Vesting Milestone	-	-	-	-	7,625	-	-	-	-	-	-
Equity Compensation Charge	-	-	-	-	-	-	160,000	-	-	-	160,000
Net Loss	-	-	-	-	-	-	-	(1,499,000)	-	-	(1,499,000)

Balance December 31, 2024	130,000	$864,000	70,000	$465,000	2,599,185	$27,533,000	$7,858,000	$(25,856,000)	(4,426)	$(161,000)	$10,703,000

Yunhong Green CTI, Ltd

Consolidated Statements of Shareholders’ Equity

	Series E Preferred Stock		Series F Preferred Stock		Common Stock		Additional Paid-in	Accumulated (Deficit)	Less Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	TOTAL

Balance December 31, 2024	130,000	$864,000	70,000	$465,000	2,599,185	$27,533,000	$7,858,000	$(25,856,000)	(4,426)	$(161,000)	$10,703,000

Series E Accrued Deemed Dividend	-	112,000		-	-	-	(112,000)	-	-	-	-
Series F Accrued Deemed Dividend	-	-	-	60,000	-	-	(60,000)	-	-	-	-
Common Stock Issuance for Rent		-	-	-	27,604	182,000	-	-	-	-	182,000
Equity Compensation Charge	-	-	-	-	-	-	25,000	-	-	-	25,000
Common Stock Issuance for Advance Investor Deposit		-	-	-	150,000	1,050,000	-	-	-	-	1,050,000
Acquisition and cancellation of common stock					(175,000)	(874,000)					(874,000)
Net Loss	-	-	-	-	-	-	-	(2,530,000)	-	-	(2,530,000)

Balance December 31, 2025	130,000	$976,000	70,000	$525,000	2,601,788	$27,891,000	$7,711,000	$(28,386,000)	(4,426)	$(161,000)	$8,556,000

See report of independent registered public accounting firm and notes to consolidated financial statements.

Reflects a 1-for-10 reverse stock split of the Company’s common stock, effective October 1, 2025

Yunhong Green CTI, Ltd

Consolidated Statements of Cash Flows

For the years ended December 31

	For the years ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(2,530,000)	$(1,499,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating
Depreciation and amortization	641,000	345,000
Impairement of Hubei assets	1,672,000	-
Issuance of common stock for consulting services	-	60,000
Equity compensation charge	25,000	160,000
Non-cash interest and fees	-	116,000
Change in assets and liabilities:
Accounts receivable	(552,000)	(1,428,000)
Inventories	(245,000)	(702,000)
Prepaid expenses and other assets	129,000	(80,000)
Trade payables	140,000	620,000
Advance investor deposit	150,000	1,050,000
Operating leases	76,000	-
Accrued liabilities	322,000	84,000
Net cash (used in) provided by operating activities	(172,000)	(1,274,000)

Cash flows from investing activities:
Purchases of property, plant and equipment	271,000	(331,000)
Net cash (used in) provided by investing activities	271,000	(331,000)

Cash flows from financing activities:
Stock issuance		500,000
Repayment of note payable, related party	-	(1,000,000)
Repayment of note payable	(112,000)	(183,000)
Net advances (repayments) on revolving line of credit	244,000	1,587,000
Net cash provided by (used in) financing activities	132,000	904,000

Net increase (decrease) in cash and cash equivalents	231,000	(701,000)

Cash and cash equivalents at beginning of period	220,000	921,000

Cash and cash equivalents at end of period	$451,000	$220,000
Supplemental disclosure of cash flow information and noncash investing and financing activities:
Cash payments for interest	878,000	862,000
Accretion of dividends on preferred stock	172,000	143,000
Common stock issued in exchange for assets acquired	-	6,250,000
Reduction of prepaid expense, in exchange for surrender of common stock	(874,000)
Allocation of proceeds from preferred stock financing to the issuance of warrants for preferred stock	-	814,000
Reclassification of advances upon issuances of preferred stock	-	1,500,000
Conversion of advance received from investor into common stock	1,050,000	-
Common stock issued in exchange for rent due to Icy Melon	182,000	-
Conversion of preferred stock into common stock		1,130,000

See report of independent registered public accounting firm and notes to the consolidated financial statements.

Reflects a 1-for-10 reverse stock split of the Company’s common stock, effective October 1, 2025.

Yunhong Green CTI Ltd.

Notes to Consolidated Financial Statements

Years Ended December 31, 2025 and 2024

1. Nature of Business

Nature of Operations

Yunhong Green CTI Ltd. its (inactive) subsidiary CTI Supply, Inc., and its wholly-owned subsidiary, Yunhong Technology (Hubei) Co. Ltd., in the Hubei Province of China (collectively, the “Company”) (i) design, manufacture and distribute metalized and latex balloon products throughout the world and (ii) operate systems for the production, lamination, coating and printing of films used for food packaging and other commercial uses and for conversion of films to flexible packaging containers and other products including balloon-inspired gift products. The Company is exploring ways to commercialize compostable and biodegradable materials, as well as sourcing additional products and materials through its subsidiary.

The Company formed a wholly owned subsidiary, Yunhong Technology (Hubei) Co., Ltd., in Hubei Province, China (the “China subsidiary”) to support its international production operations. On June 30, 2024, through this subsidiary, the Company acquired certain production equipment and related manufacturing assets pursuant to an Asset Purchase Agreement. The consideration consisted of 500,000 shares of the Company’s common stock, valued at approximately $6.25 million at the time of issuance. On December 2, 2025, the Company entered into a settlement agreement with the counterparty in the Asset Purchase Agreement pursuant to which 175,000 shares of common stock were reacquired and canceled in exchange for the Company surrendering its rights to approximately $2.1 million of prepaid assets representing a working capital credit for the buildout of operations The timing and extent of future operations in the China subsidiary will depend on market conditions and the Company’s strategic evaluation of the subsidiary’s viability. During the year ended December 31, 2025, the Company evaluated the carrying value of the acquired equipment in the China subsidiary and recorded an impairment charge of approximately $351,000. See Note 2.

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

Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the amounts reported of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period in the financial statements and accompanying notes. Actual results may differ from those estimates. The Company’s significant estimates include recoverability and impairment of long-lived assets, valuation allowances for doubtful accounts, inventory valuation, and valuation of deferred tax assets.

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

Our allowance for doubtful accounts represents our estimate of expected credit losses related to our trade receivables. We pool our trade receivables based on similar risk characteristics, such as the age of receivables. To estimate our allowance for doubtful accounts, we leverage information on historical losses, asset-specific risk characteristics, current conditions, and reasonable and supportable forecasts of future conditions. Account balances are written off against the allowance when we deem the amount is uncollectible. Accounts receivable are stated at their estimated net realizable value $5,955,000, $5,403,000 and $3,975,000 for December 31, 2025, December 31, 2024 and January 1, 2024, respectively. No allowance for credit losses was recorded as of December 31, 2025, December 31, 2024 and January 1, 2024.

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined using standard costs and is determined on a first-in first-out basis, to reflect the actual cost of production of inventories.

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

Light machinery consists of forklifts, scissor lifts, and other warehouse machinery. Heavy machinery consists of production equipment including laminating, printing and converting equipment. Projects in process represent those costs capitalized in connection with construction of new assets and/or improvements to existing assets including a factor for interest on funds committed to projects in process of $140,000 and $196,000 for the years ended December 31, 2025 and 2024, respectively. Upon completion, these costs are reclassified to the appropriate asset class.

Valuation of Long-Lived Assets

The Company evaluates whether events or circumstances have occurred which indicates that the carrying amounts of long-lived assets (principally noncurrent prepaid expenses and property, plant and equipment) may be impaired or not recoverable. The significant factors that are considered that could trigger an impairment review include: changes in business strategy, market conditions, or the manner of use of an asset; underperformance relative to historical or expected future operating results; and negative industry or economic trends. In evaluating an asset for possible impairment, management estimates that asset’s future undiscounted cash flows and appraised values to measure whether the asset is recoverable.

As further discussed in Note 13, during 2025 the Company reevaluated its plans to open a production facility in Hubei, China and management indefinitely deferred plans for the facility to open. The Company also executed a Stock Surrender Agreement (also see Note 13) that released the counterparty from the working capital credit recorded as prepaid expenses, noncurrent, on the consolidated balance sheet in exchange for the surrender of 175,000 shares of common stock reacquired by the Company. The balance of the working capital credit (prepaid expense) in excess of the fair value of common shares reacquired was recognized as impairment in the amount of $1,318,000 during 2025.

Furthermore, management determined that the current circumstances involving the Hubei subsidiary represented an indicator of impairment for the related machinery and equipment. The Company measured the impairment of the Hubei machinery and equipment using an appraised value, which applied a replacement cost methodology. Upon completing its impairment evaluation, the Company recognized an impairment charge of $354,000 on the machinery and equipment during 2025.

The Company recognized these impairment charges within general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss).

Leases

We account for our leases in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 842, “Leases” (“ASC 842”). ASC 842 requires a lessee to recognize assets and liabilities on the balance sheet for all leases, with the result being the recognition of a right of use (“ROU”) asset and a lease liability. The lease liability is equal to the present value of the minimum lease payments for the term of the lease, including any optional renewal periods determined to be reasonably certain to be exercised, using a discount rate determined at lease commencement. This discount rate is the rate implicit in the lease, if known; otherwise, the incremental borrowing rate for the expected lease term is used. Our incremental borrowing rate approximates the rate we would have to pay to borrow on a collateralized basis over a similar term at lease inception. The value of the ROU asset is equal to the initial measurement of the lease liability plus any lease payments made to the lessor at or before the commencement date and any unamortized initial direct costs incurred by the lessee, less any unamortized lease incentives received. Our lease contracts may include options to extend the lease term and we include the renewal options for these leases in the determination of the ROU asset and lease liability when the likelihood of renewal is determined to be reasonably certain.

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

There are two types of leases, operating leases and finance leases. Lease classification is determined at lease commencement. We have made an accounting policy election to apply the short-term exception, which does not require the capitalization of leases with terms of 12 months or less. All of our leases are classified as operating leases. Operating lease expense is recognized on a straight-line basis over the lease term and included in general and administrative expense on the consolidated statement of operations. ROU assets are classified as such on the consolidated balance sheets, short-term lease liabilities and long-term lease liabilities are classified as such in the consolidated balance sheets. In the consolidated statements of cash flow, payments for operating leases and related amortization of the ROU assets are presented net within operating activities.

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

As of December 31, 2025, and 2024, shares to be issued upon the exercise of warrants aggregated 55,600 and 55,600, respectively. No options were outstanding as of December 31, 2025 and 2024. The number of shares included in the determination of earnings on a diluted basis for the year ended December 31, 2025, and 2024 were none, as doing so would have been anti-dilutive.

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

The carrying value amounts of the Company’s cash and cash equivalents, accounts receivable, accounts payable and other current liabilities are reasonable estimates of their fair values due to the short-term nature of these instruments.

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

Deferred tax assets and liabilities are measured using enacted tax rates expected to be in effect when the anticipated reversal of these differences is scheduled to occur. Deferred tax assets are reduced by a valuation allowance when management cannot determine, in its opinion, that it is more likely than not that the Company will recover that recorded value of the deferred tax asset. The Company is subject to U.S. Federal, state and local taxes as well as certain foreign taxes in China. U.S. income tax expense and foreign withholding taxes are provided on remittances of foreign earnings and on unremitted foreign earnings that are not indefinitely reinvested. No interest and penalties related to uncertain tax positions were incurred during 2025 and 2024. Tax years ended December 31, 2022 or later remain subject to examination by the IRS and state taxing authorities.

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

Revenue Recognition

We recognize revenue in accordance with ASC 606 “Revenue from Contracts with Customers (“ASC 606”).” The core principle of ASC 606 is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASC 606 defines a five-step process to recognize revenue and requires judgment and estimates within the revenue recognition process, including identifying contracts with customers, identifying performance obligations in the contract, determining and estimating the amount of any variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation and recognizing revenue when the entity satisfies each performance obligation.

Net sales consist primarily of revenues from the sale of products, including shipping and handling charges billed to customers, net of estimates for product returns. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products to customers. Revenue is recognized at a point in time when control of the product transfers to the customer, which generally occurs upon shipment. The Company has elected the practical expedient under ASC 606-10-25-18B to account for shipping and handling activities that occur after the customer obtains control of the product as fulfillment activities rather than as a separate performance obligation. Accordingly, shipping and handling charges billed to customers are included in net sales, and the related outbound freight costs are included in cost of sales. In most cases, the Company’s contracts with customers contain a single performance obligation related to the sale and delivery of its products. Accrued product returns are estimated based on historical experience and current information. The Company provides for product returns based on historical return rates. While the Company incurs costs for sales commissions paid to its sales employees and outside agents, these commission costs are recognized concurrent with the related revenue, as the amortization period is less than one year. The Company has elected the practical expedient under ASC 606-10-25-4 to expense incremental costs of obtaining a contract when the amortization period would have been one year or less. The Company does not incur any other incremental costs to obtain contracts with its customers. The Company’s product warranties are assurance-type warranties, which promise the customer that the products are as specified in the contract. Accordingly, these warranties are not accounted for as a separate performance obligation. Sales taxes assessed by governmental authorities are accounted for on a net basis and excluded from net sales. A disaggregation of product net sales is presented in Note 14.

Research and Development

The Company conducts product development and research activities which include (i) creative product development and (ii) engineering. The Company conducts product development and research activities that include (i) creative product development and (ii) engineering. For the years ended December 31, 2025 and 2024, total research and development expenses were approximately $200,000 in each year. These costs are included within operating expenses, with approximately $53,000 classified within General and Administrative expenses and approximately $147,000 classified within Advertising and Marketing expenses.

Advertising Costs

The Company expenses advertising costs as incurred.

Note 3 – Liquidity and Going Concern

The Company’s financial statements are prepared using U.S. GAAP applicable to a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has a cumulative net loss from inception to December 31, 2025 of approximately $28.4 million and had approximately $0.1 million of cash as of December 31, 2025. The accompanying financial statements for the year ended December 31, 2025 have been prepared assuming the Company will continue as a going concern. The Company’s cash resources may be insufficient to meet its anticipated needs during the next twelve months. The Company may require additional funding on acceptable terms to support its planned future operations.

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

The Company’s primary sources of liquidity have traditionally been comprised of cash and cash equivalents as well as availability under a Credit Agreement. The Credit Agreement with Line Financial, as most recently amended in September 2025, includes a revolving credit facility for up to $7 million and a term loan of $0.7 million, all supported by the majority of our assets. This Agreement was extended during September 2025, to mature April 30, 2027, under substantially similar terms. We also made structural changes to our business, removing the cash required to support subsidiaries that are no longer part of our group and other operating improvements.

4. New Accounting Pronouncements

Recent Accounting Pronouncements

Recent Accounting Guidance Adopted in the Current Year

In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-09, Improvements to Income Tax Disclosures, which requires entities to disclose disaggregated information about their effective tax rate reconciliation as well as expanded information on income taxes paid by jurisdiction. ASU 2023-09 is effective for Public Business Entities (PBEs) as defined in the Master Glossary of the Codification for annual periods beginning after December 15, 2024. We adopted prospectively ASU 2023-09 in the fourth quarter of 2025 and have provided the required disclosures. See Note 9, Income Taxes

Recent Accounting Guidance Not Yet Adopted

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

In July 2025, the FASB issued ASU 2025-05, which amends ASC 326-20 to provide a practical expedient (for all entities) relating to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606. ASU 2025-05 is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact that this ASU will have on our consolidated financial statements.

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of the input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. There were no assets or liabilities measured in the fair value hierarchy as of December 31, 2025 or 2024.

6. Major Customers

For the year ended December 31, 2025, the Company had two customers that accounted for approximately 41% and 40% of consolidated net sales. For the year ended December 31, 2024, those same two customers accounted for approximately 47% and 36% of consolidated net sales. As of December 31, 2025, the outstanding accounts receivable balance from these customers was $5.85 million.

7. Inventories

The components of inventories are as follows:

	December 31, 2025	December 31, 2024
Raw Materials	$749,000	$862,000
Work in Process	2,569,000	2,444,000
Finished Goods	5,420,000	5,187,000

Total inventories	$8,738,000	$8,493,000

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

Borrowings under the Revolving Credit Facility bear interest at the prime rate + 7.82% (14.57% as of December 31, 2025), payable monthly in arrears. The Term Loan Facility bears interest at the prime rate + 1.45% (8.2% as of December 31, 2025) and is repaid in 48 monthly installments of approximately $15,000, beginning November 1, 2021. The Company also pays collateral monitoring fees of 4.62% of the eligible accounts receivable, inventory, and equipment supporting both facilities.

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

The facility automatically renews for successive one-year periods unless either party provides written notice of termination not less than 90 days prior to the end of the then-current term. The Company may prepay the Term Loan Facility (together with accrued interest and any applicable prepayment fee) in whole, but not in part, upon at least 60 days’ prior written notice

At December 31, 2025 and 2024, the term loan balance was approximately $0.5 and $0.6 million, respectively, and the revolving balance was $6.8 million and $6.6 million, respectively. We had $0.2 million remaining available for borrowing under the Revolving Credit Facility as of December 31, 2025.

The Agreement requires the Company to maintain minimum tangible net worth of $4.0 million, subject to adjustment by the Lender. The Company was in compliance with this covenant as of December 31, 2025 and 2024. The Agreement also limits additional indebtedness, liens, dividends, mergers, and annual capital expenditures exceeding $1.0 million.

Notes payable, Related Party

The Company is party to a note payable to John H. Schwan, Director and former Chairman of the Board, for an initial amount of $1.3 million as of December 31, 2023 and an interest rate of 6%. The Company repaid $1 million to Mr. Schwan during January 2024. The parties agreed to the payment of the remaining $0.3 million at a future date to be determined. This related party note payable is subordinate to the Senior Facilities.

9. Income Taxes

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which requires entities to disclose disaggregated information about their effective tax rate reconciliation as well as expanded information on income taxes paid by jurisdiction. We adopted ASU 2023-09 in the fourth quarter of 2025.

We account for income taxes under the liability method; under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax reporting bases of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Realization of deferred tax assets is dependent upon future earnings, the timing and amount of which are uncertain.

We utilize a two-step approach to recognize and measure uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained upon tax authority examination, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement.

Due to an ownership change in the first quarter of 2020, the future utilization of certain post-change income tax attributes of Yunhong CTI Ltd , including net operating loss carryovers, are anticipated to be limited for U.S. income tax purposes.

For financial reporting purposes, Income (Loss) before provision for income taxes, includes the following components:

	Year Ended December 31,
	2025	2024
Domestic	$(452,000)	$(1398,000)
Foreign	(2,078,000)	101,000
Total loss before income taxes	$(2,530,000)	$(1,499,000)

Income tax provision (benefit) differs from the amounts computed by applying the statutory income tax rate of 21% to pretax loss as follows:

	Year Ended December 31,
U.S. Federal provision (benefit)	2025			2024
At Statutory Rate		$(531,000)	21.00%		$(315,000)	21.00%
Change in Valuation Allowance		(135,000)	5.32%		110,000	(7.33)%
Foreign Tax Effects		18,000	(0.72)%		21000	(1.40)%
Nontaxable or Nondeductible Items		6,000	(0.23)%		47,000	(3.10)%
Net Operating Loss Adjustment		-	-		56000	(3.77)%
Fixed Asset Impairment		418,000	(16.52)%		-	-
Expiring Tax Attributes		224,000	(8.85)%		81,000	(5.40)%
Total provision (benefit)	$		-	$		-

Deferred Tax Assets and Liabilities

Deferred income taxes reflect the net tax effects of loss and credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows:

	Year Ended December 31,
	2025	2024
Deferred Tax Assets:
Federal & State NOL Carryforward	$5,421,000	$5,391,000
Foreign Tax Credit & Other Credits	-	224,000
Capitalized R&D	146,000	128,000
Reserves and Accruals	188,000	140,000
Capital Loss Carryforward	2,360,000	2,360,000
Unicap 263A Adjustment	254,000	246,000
Lease liability	1,058,000	1,232,000
Foreign NOL Carryforward	129,000	28,000
Fixed Assets & Intangibles	286,000	279,000
Total Gross deferred tax assets	9,842,000	10,028,000
Less: Val. Allowance	(8,713,000)	(8,702,000)
Total Deferred Tax Assets	1,129,000	1,326,000

Deferred Tax Liabilities:
Right of use operating leases	1,129,000	1,326,000
Total Gross deferred tax liabilities	1,129,000	1,326,000
Net Deferred Tax Assets	$-	$-

Realization of our deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Because of our lack of U.S. earnings history, the net U.S. deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $0.01 million and $0.23 million during the years ended December 31, 2025 and 2024, respectively.

As required under ASU 2023-09, the Company has included only the portion of the valuation allowance related to federal deferred tax assets in the “change in valuation allowance” line of the rate reconciliation. The following table presents a reconciliation of the total change in the valuation allowance:

	Year Ended December 31,
	2025	2024
Beginning Balance	$8,702,000	$8,476,000
Change charged to income tax expense	11,000	226,000
Ending Balance	$8,713,000	$8,702,000

Net Operating Loss and Tax Credit Carryforwards

As of December 31, 2025, we had a net operating loss carryforward for federal income tax purposes of approximately $17 million, of which $0.2 million is subject to expiration beginning 2037. We had a total state net operating loss carryforward of approximately $19.6 million, with various expiration dates. Utilization of some of the federal and state net operating loss and credit carryforwards are subject to annual limitations due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitations may result in the expiration of net operating losses and credits before utilization.

We have no federal and state tax credits as of December 31, 2025 and 2024.

Tax Legislation

On July 4, 2025, the One Big Beautiful Bill Act was signed into law in the United States. The legislation includes certain provisions related to the full expensing of qualified United States research and experimental costs and other depreciable property. The legislation also includes changes to the determination of the amount of United States interest expense that is deductible for United States tax purposes. The legislation did not have a material impact on the Company’s income tax expense for the year ended December 31, 2025, and did not materially change its effective income tax rate for 2025.

10. Related Party Transactions

Ms. Jana M. Schwan is the Company’s Chief Executive Officer. Her father, John H. Schwan, held several positions with the Company over many years, most recently as Chairman of the Board until June 2020 as discussed in Note 8, Mr. John H. Schwan was owed approximately $0.3 million as of both December 31, 2025, and 2024, respectively in a note from the Company.

Icy Mellon LLC, the landlord of the Company’s Barrington Facility, is a shareholder of the Company. On January 13, 2025, the Company issued 27,604 shares of common stock with an aggregate fair value of approximately $182,000 to settle rent payable that had been included in accrued expenses as of December 31, 2024. As of December 31, 2025 and 2024, amounts due to Icy Mellon LLC totaled approximately $234,000 and $182,000, respectively, and are included in accrued expenses in the consolidated balance sheets. Rent expense for Barrington Facility totaled approximately $557,000 and $541,000 for the years ended December 31, 2025, and 2024, respectively. As of December 31, 2025, remaining lease obligations under the Barrington Facility lease total approximately $3.3 million through the lease term ending April 2031. The Company’s Vice President – Strategy and Business Development also serves as a Manager of Icy Mellon LLC. During 2025, the Company received $150,000 from Icy Mellon LLC as an advance for undefined purposes until an agreement is executed. This advance has been recorded as an advance investor deposit.

Jeffery Leader, a shareholder and newly appointed Director in 2025, provided consulting services during the year ended December 31, 2025. He was paid $30,000 in total for his services.

During the year ended December 31, 2025, the Company issued 150,000 common shares to Mitzners Consulting, LLC, an existing shareholder of the company, for proceeds of $1,050,000. Such proceeds were received prior to December 31, 2024 and were recorded within advance investor deposit on the consolidated balance sheet as of December 31, 2024. As of December 31, 2025 and 2024, accrued investor deposits from Mitzners Consulting, LLC totaled $0 and $1,050,000 respectively. The Company’s Vice President – Strategy and Business Development also serves as a Manager for Mitzners Consulting, LLC.

The Company formed a wholly owned subsidiary, Yunhong Technology Industry (Hubei) Co. Ltd., and acquired certain assets of Yunhong Environmental Protection Technology Co., Ltd. and Yunhong China Group (together the “Selling Parties”) pursuant to an Asset Purchase Agreement. The Selling Parties are affiliated with certain stockholders of the Company. The assets were acquired in exchange for 500,000 shares of the Company’s common stock, which was valued at $6.25 million. On December 2, 2025, the Company entered into a settlement agreement with the seller pursuant to which 175,000 shares of common stock were canceled and approximately $2.1 million of related prepaid assets were eliminated, thereby adjusting the terms of the original transaction. The settlement adjusted the original transaction terms. See Notes 1, 2 and 13 for additional information.

11. Leases

We enter into lease contracts for certain of our facilities at two locations. Our leases have remaining lease terms of two and five years. On December 18th, 2024, our lease agreement for the Elgin facility was extended through December 31st, 2028.

The table below describes our lease position as of December 31, 2025 and 2024:

Operating Leases	2025	2024
Right of use assets	$3,393,000	$3,950,000
Lease Liabilities - Current	$596,000	$480,000
Lease Liabilities – Noncurrent	$2,873,000	$3,470,000

During the years ended December 31, 2025 and 2024, we recorded operating lease expenses to general and administrative expense of $1,085,000 and $1,030,000, respectively.

At December 31, 2025, maturities of operating lease liabilities are as follows:

2026	$1,048,000
2027	1,083,000
2028	1,119,000
2029	627,000
2030	646,000
Thereafter	217,000
Total Lease Payments	4,740,000
Less: Imputed interest	(1,271,000)
Total Lease Liabilities	$3,469,000

As of December 31, 2025, the weighted average remaining lease term and weighted average discount rate for our operating leases are 4.5 years and 14.07%, respectively. We calculated the weighted-average discount rate using incremental borrowing rates, which equal the rates of interest that we would pay to borrow funds on a fully collateralized basis over a similar term.

12. Convertible Preferred Stock

Series E Convertible Preferred Stock

In March 2024, the Company amended its Articles of Incorporation to authorize the issuance of 130,000 shares of Series E Convertible Preferred Stock (“Series E Preferred”) resulting in gross proceeds of $1.3 million from an unrelated third party. These Series E Convertible Preferred Stock can be converted to common stock based on meeting certain conditions set forth in the document at ten (10) shares of the company’s common stock, no par value. In aggregate, between Series E Preferred and Series F Convertible Preferred Stock (“Series F Preferred”) financings, $1.5 million of the total Series E and F proceeds were received as an advance prior to December 31, 2023. These funds advanced were initially classified as a current liability until the agreement was finalized and shares were issued, at which time it was reclassified as equity, similar to the prior Convertible Preferred issuances. The issuance of the Series E Preferred Stock resulted in an allocation of $0.8 million to the convertible preferred stock and $0.5 million to the warrants described below and classified as Additional Paid-In Capital. Holders of the Series E Preferred will be entitled to receive quarterly dividends at the annual rate of 8.5% of the stated value ($10 per share) and have a liquidation preference over common stock. Such dividends may be paid in cash or otherwise based on the terms of the agreement. In addition, warrants to purchase 36,140 shares of the Company’s common stock were issued with respect to this transaction. These warrants are exercisable until March 2027, at the lower of $15.2 per share or 90% of the variable price based on the ten-day volume weighted average price (“VWAP”) of the Company’s common stock prior to exercise. Accrued dividends of $205,000 and $93,000 were recorded as of December 31, 2025 and 2024, respectively.

Series F Convertible Preferred Stock

In March 2024, the Company amended its Articles of Incorporation to authorize the issuance of 70,000 shares of Series F Preferred resulting in gross proceeds of $0.7 million from an unrelated third party. As disclosed above certain of these proceeds were received as an advance prior to December 31, 2023. This investment was initially classified as a current liability until the agreement was finalized and shares were issued, at which time it was classified as equity, similar to the prior Convertible Preferred issuances. These Series F Convertible Preferred Stock can be converted to common stock were issued with respect to this transaction. The issuance of the Series F Preferred Stock resulted in an allocation of $0.4 million to the convertible preferred stock and $0.3 million to the warrants described below and classified as Additional Paid-In Capital. Holders of the Series F Preferred will be entitled to receive quarterly dividends at the annual rate of 8.5% of the stated value ($10 per share) and have a liquidation preference over common stock. Such dividends may be paid in cash or stock, at the Company’s discretion, based on the terms of the agreement. In addition, warrants to purchase 19,460 shares of the Company’s common stock were issued with respect to this transaction. These warrants are exercisable until March 2027, at the lower of $15.2 per share or 90% of the variable price based on the ten-day volume weighted average price (“VWAP”) of the Company’s common stock prior to exercise. Accrued dividends of $110,000 and $50,000 were recorded as of December 31, 2025 and 2024, respectively.

13. Other Shareholders’ Equity

Common Stock

As of June 30, 2024, our wholly owned subsidiary, Yunhong Technology Industry (Hubei) Co,. Ltd., acquired certain assets of Yunhong Environmental Protection Technology Co., Ltd. and Yunhong China Group (together the “Selling Parties”) pursuant to an Asset Purchase Agreement. The Selling Parties are affiliated entities of certain stockholders of the Company. In accordance with the terms and conditions of the Asset Purchase Agreement, Yunhong Green CTI Ltd. agreed to issue 500,000 shares of the Company’s common share at a fair value of $6.25 million as consideration. The Company assigned a fair value of $4.05 million to machinery and equipment and $2.2 million represented prepayment to the Selling Parties for the Company’s anticipated operational expenses, which the Selling Parties will pay on the Company’s behalf. No other assets or liabilities were transferred as part of this transaction. The Asset Purchase Agreement was evaluated under the guidance in ASC 805, Business Combinations and management determined this does not constitute the acquisition of a business. As a result, this transaction was treated as an asset purchase.

Although the subsidiary was established to expand our international manufacturing operations, commercial production has not commenced as of the date of this report due to tariff conditions and broader macroeconomic factors. The timing and extent of future operations will depend on market conditions and the Company’s strategic evaluation of the subsidiary’s viability. See Note 2 regarding Company’s impairment assessment over the related machinery and equipment acquired from the Asset Purchase Agreement.

On December 2, 2025, the Company entered into a Stock Surrender Agreement with the Selling Parties pursuant to which 175,000 shares of common stock were reacquired and immediately canceled. The fair value of the reacquired shares in the amount of $874,000 was recorded as a reduction to common stock and the Company recognized an impairment charge of $1,318,000 to remove the remaining prepaid asset balance.

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

Warrants

As described above, in connection with the Series E and F convertible preferred equity issuances, a total of 55,600 warrants were issued, exercisable for the Company’s common stock at the lower of $15.2 per share or 90% of the 10 day VWAP.

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

The valuation assumptions we have applied to determine the fair value of warrants issued in 2024 were as follows:

-	Historical stock price volatility: The Company used the weekly closing price to calculate historical annual volatility which was a range from 240% - 243%.

-	Risk-free interest rate: The Company bases the risk-free interest rate on the rate payable on US treasury securities with a similar maturity in effect at the time of the grant, which was 15.16%.

-	Expected life: The expected life of the warrants represents the period of time warrants were expected to be outstanding. The Company used an expected life of 3 years which is consistent with the contractual term.

-	Dividend yield: The estimate for dividend yield is 0%, as the Company did not issue dividends during 2020 through 2024 and does not expect to do so in the foreseeable future.

-	Estimated forfeitures: When estimating forfeitures, the Company considers historical terminations as well as anticipated retirements.

A summary of the Company’s common stock warrant activity is as follows:

	Shares under Option (warrant)	Weighted Average Exercise Price
Balance at December 31, 2024	55,600	$15.2
Granted	-	-
Cancelled/Expired	-	-
Exercised/Issued	-	-
Outstanding at December 31, 2025	55,600	15.2

Exercisable at December 31, 2025	55,600	$15.2

As of December 31, 2025, the Company reserved the following shares of its common stock for the exercise of warrants:

2025 Common Stock Warrants	55,600
Shares reserved as of December 31, 2025	55,600

Restricted Stock

Effective January 2022, pursuant to the Employment Agreement of former Chief Executive Officer Frank Cesario, the Company granted 25,000 shares of restricted common stock. Of these shares, 2,500 vested immediately, and the remaining 22,500 shares were subject to performance-based vesting conditions and continued employment. During Mr. Cesario’s employment, certain performance conditions were achieved, resulting in the vesting of 16,875 additional shares. Accordingly, 19,375 shares in total vested under the award. Mr. Cesario departed the Company in 2024, and the remaining 5,625 unvested shares were forfeited in accordance with the terms of the award agreement.

During 2022, the Compensation Committee awarded the Company’s then Chief Operating Officer (and current Chief Executive Officer) a grant of 10,000 shares of restricted common stock. Of these shares, 2,000 shares vested during the initial twelve-month period, while the remaining 8,000 shares were subject to performance-based vesting conditions. Based on the achievement of specified performance conditions, 2,000 additional shares vested in 2023 and 4,000 shares vested in 2024, and the remaining 2,000 shares did not vest and were forfeited in 2024.

Upon taking the role of Chief Executive Officer during November 2024, Ms. Schwan was granted restricted stock in the amount of 25,000 shares. 2,500 shares vested immediately, while the remaining 22,500 are subject to performance conditions as further detailed in the share grant. Specifically, the restrictions on the remaining 22,500 shares will lapse based on satisfaction of the following performance goals and objectives and continued employment through the date of meeting such targets:

● The restrictions on 5,625 shares of the award will lapse and the award will vest when the Company’s trailing-twelve-month EBITDA equals or exceeds $0.7 million at any time on or after January 1, 2026.

● The restrictions on 5,625 shares of the award will lapse and the award will vest in the event the Company’s common shares trade at or above $30/share for ten or more consecutive trading days.

● The restrictions on 5,625 shares of the award will lapse and the award will vest if Ms. Schwan remains an employee of the Company as of January 1, 2027.

● The restrictions on 5,625 shares of restricted stock lapse upon the Company’s successful refinancing of its credit facility. The refinancing was completed on September 30, 2025, at which time the award vested however, the shares have not yet been issued.

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

The Company recognized share-based compensation expense relating to vesting of restricted stock of approximately $25,000 and $160,000 in 2025 and 2024, respectively. As of December 31, 2025 and 2024, respectively, there was $133,000 and $155,000 unrecognized compensation expense related to unvested restricted shares. There were approximately 19,800 performance-based grants for which the underlying performance threshold had not been met as of December 31, 2025.

Restricted Stock Units, Performance-Based Restricted Stock Units and Restricted Stock Awards:

Aggregated information regarding RSUs, PSUs and RSAs granted under the Plan is summarized below:

	Unvested RSUs, PSUs & RSAs	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2023	19,750	$21.37
Granted	25,000	6.70
Vested	(14,850)	13.30
Forfeited	(5,625)	12.80
Outstanding at December 31, 2024	24,275	$6.40
Granted	-	-
Vested	(4,117)	7.90
Forfeited	-	-
Outstanding at December 31, 2025	20,158	$3.63

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

On June 8, 2018, our shareholders authorized the issuance of up to 300,000 shares of our common stock in the form of equity-based awards. On June 17, 2022, our shareholders approved of the issuance of 500,000 additional shares to this plan. No registration on Form S-8 was filed for the aforementioned shares, therefore they are not available for issuance in the normal course..

The Company, at the discretion of the board, may issue options in excess of the total available, if options related to that stock plan are cancelled. In some cases, not all shares that are available to a stock plan are issued, as the Company is unable to issue options to a previous plan when a new plan is in place.

14. Product, Geographic and Segment Information

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

The following table provides a breakdown of product net sales in each of the years indicated (in thousands):

	Years Ended
	December 31, 2025		December 31, 2024
	$	% of	$	% of
Product Category	(000) Omitted	Net Sales	(000) Omitted	Net Sales

Foil Balloons	12,764	65%	11,510	64%

Film Products	1,129	6%	847	5%

Other	5,812	29%	5,596	31%

Total	19,705	100%	17,953	100%

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

Under the 401(k) Plan, employees may contribute up to 15% of their eligible compensation to the Plan. Participating employees may direct the investment of individual and company contributions into one or more of the investment options offered by the Plan. The Company has the ability to make matching contributions under the Plan, but none were made during 2025 or 2024.

18. Subsequent Events

On January 19, 2026, the Board of Directors accepted the resignation of Director Philip Wong. Mr. Wong was the Chair of the Audit Committee, was a member of the Compensation Committee and the Nominating and Governance Committee.

On January 22, 2026, the Board of Directors elected Iris Chan as an Independent Director and Audit Committee Chair for the vacant term to conclude upon the election of directors during the 2026 Annual Meeting of Shareholders.

On February 17, 2026, the Board of Directors accepted the resignation of Mr. Yubao Li as Chairman of the Board of Directors of the Company, effective immediately. The Board has elected Gerald D. Roberts Jr. as Interim Chairman. Mr. Roberts has agreed to serve until a permanent Chairman is selected.

