Form 10-Q
period 2026-03-31
YUNHONG GREEN CTI LTD.
filed 2026-05-13
CIK 1042187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

The number of shares outstanding of the registrant’s common stock, no par value per share, as of May 13, 2026 was 2,609,244 (excluding treasury shares).

Yunhong Green CTI, Ltd

Unaudited Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2026	2025

ASSETS
Current assets:
Cash and cash equivalents	$178,000	$97,000
Accounts receivable, net	6,109,000	5,955,000
Inventories	8,006,000	8,738,000
Prepaid expenses	238,000	283,000

Total current assets	14,531,000	15,073,000

Property, plant and equipment:
Machinery and equipment	21,993,000	21,993,000
Office furniture and equipment	2,122,000	2,122,000
Intellectual property	783,000	783,000
Leasehold improvements	39,000	39,000
Fixtures and equipment	518,000	518,000
Projects under construction	167,000	140,000
	25,622,000	25,595,000
Less: accumulated depreciation and amortization	(21,749,000)	(21,599,000)

Total property, plant and equipment, net	3,873,000	3,996,000

Other assets:
Operating lease right-of-use	3,242,000	3,393,000

Total other assets	3,242,000	3,393,000

TOTAL ASSETS	$21,646,000	$22,462,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade payables	$1,782,000	$1,677,000
Line of credit	6,708,000	6,822,000
Notes payable – current portion	149,000	146,000
Notes payable related party	344,000	344,000
Operating lease liabilities – current portion	627,000	596,000
Advance investor deposit	150,000	150,000
Accrued liabilities	592,000	950,000

Total current liabilities	10,352,000	10,685,000

Long-term liabilities:
Operating lease liabilities – noncurrent	2,704,000	2,873,000
Notes payable – net of current portion	331,000	348,000

Total long-term liabilities	3,035,000	3,221,000

TOTAL LIABILITIES	$13,387,000	$13,906,000

SHAREHOLDERS’ EQUITY
Series E Preferred Stock — no par value, 130,000 shares authorized, issued and outstanding at March 31, 2026 and December 31, 2025 (liquidation preference of $1,300,000)	1,004,000	976,000
Series F Preferred Stock — no par value, 70,000 shares authorized, issued and outstanding at March 31, 2026 and December 31, 2025 (liquidation preference of $700,000)	540,000	525,000
Common stock - no par value, 2,000,000,000 shares authorized, 2,608,705 and 2,601,788 shares issued and 2,604,279 and 2,597,362 shares outstanding at March 31, 2026 and December 31, 2025, respectively	27,891,000	27,891,000
Additional paid-in-capital	7,712,000	7,711,000
Accumulated deficit	(28,727,000)	(28,386,000)
Less: Treasury stock, 4,426 shares, at cost	(161,000)	(161,000)

TOTAL SHAREHOLDERS’ EQUITY	8,259,000	8,556,000

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$21,646,000	$22,462,000

See accompanying notes to condensed consolidated unaudited financial statements.

Reflects a 1-for-10 reverse stock split of the Company’s common stock, effective October 1, 2025

Yunhong Green CTI, LTD

Unaudited Condensed Consolidated Statements of Income (Loss)

	For the Three Months Ended March 31,
	2026	2025

Net sales	$6,154,000	$4,802,000

Cost of sales	5,138,000	3,936,000

Gross profit	1,016,000	866,000

Operating expenses:
General and administrative	924,000	839,000
Selling	37,000	35,000
Advertising and marketing	153,000	170,000

Total operating expenses	1,114,000	1,044,000

Loss from operations	(98,000)	(178,000)

Other (expense) income:
Interest expense	(242,000)	(237,000)
Other (expense) / income	(1,000)	(1,000)

Total other (expense) / income, net	(243,000)	(238,000)

Net loss	$(341,000)	$(416,000)

Deemed dividends on preferred stock	$(43,000)	$(43,000)

Net loss attributable to Yunhong Green CTI Ltd common shareholders	$(384,000)	$(459,000)

Basic income (loss) per common share	$(0.15)	$(0.18)

Diluted income (loss) per common share	$(0.15)	$(0.18)

Weighted average number of shares and equivalent shares of common stock outstanding:
Basic	2,600,501	2,600,658

Diluted	2,600,501	2,600,658

See accompanying notes to condensed consolidated unaudited financial statements.

Reflects a 1-for-10 reverse stock split of the Company’s common stock, effective October 1, 2025

Yunhong Green CTI, Ltd

Unaudited Condensed Consolidated Statements of Cash Flows

	For the Three Months Ended March 31,
	2026	2025

Cash flows from operating activities:
Net loss	$(341,000)	$(416,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	150,000	163,000
Equity compensation charge	44,000	9,000

Change in assets and liabilities:
Accounts receivable	(154,000)	772,000
Inventories	732,000	(175,000)
Prepaid expenses and other assets	45,000	63,000
Trade payables	105,000	334,000
Operating leases	13,000	-
Accrued liabilities	(358,000)	220,000

Net cash provided by operating activities	236,000	970,000

Cash flows from investing activities:
Purchases of property, plant and equipment	(27,000)	(20,000)

Net cash used in investing activities	(27,000)	(20,000)

Cash flows from financing activities:
Repayment of note payable	(14,000)	(21,000)
Net advances (repayments) on revolving line of credit	(114,000)	(977,000)

Net cash used in financing activities	(128,000)	(998,000)

Net increase (decrease) in cash and cash equivalents	81,000	(48,000)

Cash and cash equivalents at beginning of period	97,000	220,000

Cash and cash equivalents at end of period	$178,000	$172,000

Supplemental disclosure of cash flow information and noncash investing and financing activities:
Cash payments for interest	$242,000	$237,000
Accretion of dividends on preferred stock	43,000	43,000
Common stock issued in exchange for rent due to Icy Melon	-	182,000

See accompanying notes to condensed consolidated unaudited financial statements.

Reflects a 1-for-10 reverse stock split of the Company’s common stock, effective October 1, 2025

Yunhong Green CTI, Ltd

Unaudited Condensed Consolidated Statements of Shareholders’ Equity

	Series E Preferred Stock		Series F Preferred Stock		Common Stock		Additional Paid-in	Accumulated (Deficit)	Less Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	TOTAL

Balance December 31, 2025	130,000	$976,000	70,000	$525,000	2,601,788	$27,891,000	$7,711,000	$(28,386,000)	(4,426)	$(161,000)	$8,556,000

Series E Accrued Deemed Dividend	-	28,000		-	-	-	(28,000)	-	-	-	-
Series F Accrued Deemed Dividend	-	-	-	15,000	-	-	(15,000)	-	-	-	-
Equity Compensation Charge		-	-	-			6,000	-	-	-	6,000
Stock Issuance - Vesting Milestone					6,917		38,000				38,000
Net Loss	-	-	-	-	-	-		(341,000)	-	-	(341,000)
											-
Balance March 31, 2026	130,000	$1,004,000	70,000	$540,000	2,608,705	$27,891,000	$7,712,000	$(28,727,000)	(4,426)	$(161,000)	$8,259,000

Yunhong Green CTI, Ltd

Unaudited Condensed Consolidated Statements of Shareholders’ Equity

	Series E Preferred Stock		Series F Preferred Stock		Common Stock		Additional Paid-in	Accumulated (Deficit)	Less Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	TOTAL

Balance December 31, 2024	130,000	$864,000	70,000	$465,000	2,599,185	$27,533,000	$7,858,000	$(25,856,000)	(4,426)	$(161,000)	$10,703,000

Series E Accrued Deemed Dividend	-	28,000		-	-	-	(28,000)	-	-	-	-
Series F Accrued Deemed Dividend	-	-	-	15,000	-	-	(15,000)	-	-	-	-
Common Stock Issuance for Rent		-	-	-	27,604	182,000	-	-	-	-	182,000
Equity Compensation Charge	-	-	-	-	-	-	9,000	-	-	-	9,000
Net Loss	-	-	-	-	-	-	-	(416,000)	-	-	(416,000)

Balance March 31, 2025	130,000	$892,000	70,000	$480,000	2,626,789	$27,715,000	$7,824,000	$(26,272,000)	(4,426)	$(161,000)	$10,478,000

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

Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2026. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2025, filed on March 23, 2026, which can be found on the Company’s website (www.ctiindustries.com) or www.sec.gov.

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

The condensed consolidated financial statements include the accounts of Yunhong Green CTI Ltd., CTI Supply, Inc., and Yunhong Technology Industry (Hubei) Co., Ltd. All intercompany accounts and transactions have been eliminated in consolidation. See Note 2 Form 10-K for the fiscal year ended December 31, 2025.

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

Segments:

The Company views its operations and manages its business as one segment, both in terms of geography and operations. All manufacturing occurs in the United States. Due to the single reportable segment, this financial information is presented on the Consolidated Statements of Income (Loss). There are no significant segment expenses reported to the chief operating decision maker (CODM), which is the Chief Executive Officer. The Company’s CODM regularly reviews financial information presented and does not evaluate the Company’s operating segment using asset or liability information. Instead, the CODM uses revenue, gross margin, and net income or loss to allocate operating and capital resources and assess performance by comparing actual results to historical results and previously forecasted financial information.

Earnings per share:

Basic (loss) per share is computed by dividing net loss attributable to common shareholders by the weighted average number of shares of common stock outstanding during each period.

Diluted (loss) per share is computed by dividing the net loss attributable to common shareholders by the weighted average number of shares of common stock and equivalents (stock options and warrants), unless anti-dilutive, during each period. In periods for which there is a net loss, diluted loss per common share is equal to basic loss per common share, since the effect of including any common stock equivalents would be antidilutive.

For both March 31, 2026 and 2025, shares to be issued upon the exercise of warrants aggregated 55,600. No options were outstanding for the three months ended March 31, 2026 and 2025. The number of shares included in the determination of earnings on a diluted basis for the three months ended March 31, 2026 and 2025 were none, as doing so would have been anti-dilutive.

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

Note 2 – Liquidity and Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has a cumulative net loss from inception to March 31, 2026 of approximately $29 million. The accompanying financial statements for the three months ended March 31, 2026 have been prepared assuming the Company will continue as a going concern. The Company’s cash resources from operations may be insufficient to meet its anticipated needs during the next twelve months. If the Company does not execute its plan, it may require additional financing to fund its future planned operations.

The ability of the Company to continue as a going concern is dependent on the Company having adequate capital to fund its operating plan and performance. Management’s plans to continue as a going concern may include raising additional capital through sales of equity securities and borrowing, continuing to focus our Company attaining profitable operations, and exploring alternative funding sources on an as needed basis. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. The supply chain challenges, inflationary pressures and tariffs have impacted on the Company’s business operations to some extent and is expected to continue to do so and these impacts may include reduced access to capital. The ability of the Company to continue as a going concern may be dependent upon its ability to successfully secure other sources of financing and attain profitable operations. There is substantial doubt about the ability of the Company to continue as a going concern for one year from the issuance of the accompanying consolidated financial statements. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Note 3 – Debt

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

Borrowings under the Revolving Credit Facility bear interest at the prime rate + 7.82% (14.57% as of March 31, 2026), payable monthly in arrears. The Term Loan Facility bears interest at the prime rate + 1.45% (8.2% as of March 31, 2026) and is repaid in 48 monthly installments of approximately $15,000, beginning November 1, 2021. The Company also pays collateral monitoring fees of 4.62% of the eligible accounts receivable, inventory, and equipment supporting both facilities.

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

The Agreement requires the Company to maintain minimum tangible net worth of $4.0 million, subject to adjustment by the Lender. The Company was in compliance with this covenant as of March 31, 2026 and 2025. The Agreement also limits additional indebtedness, liens, dividends, mergers, and annual capital expenditures exceeding $1.0 million.

As of March 31, 2026 and December 31, 2025, the term loan balance was approximately $0.5 and $0.5 million, respectively, and the revolving balance was $6.7 million and $6.8 million, respectively. There was $0.3 million remaining available for borrowing under the Revolving Credit Facility as of March 31, 2026.

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

Note 4 - Shareholders’ Equity

Series E Convertible Preferred Stock

The Company’s Articles of Incorporation, as amended, authorized the issuance of 130,000 shares of Series E Convertible Preferred Stock (“Series E Preferred”). The Series E Preferred can be converted to common stock based on meeting certain conditions set forth in the document at ten (10) shares of the company’s common stock, no par value. Holders of the Series E Preferred will be entitled to receive quarterly dividends at the annual rate of 8.5% of the stated value ($10 per share) and have a liquidation preference over common stock. Such dividends may be paid in cash or otherwise based on the terms of the agreement. Accrued dividends of $233,000 and $205,000 were recorded as of March 31, 2026 and December 31, 2025, respectively. In addition, warrants to purchase 36,140 shares of the Company’s common stock were issued with respect to this transaction and are equity classified instruments. These warrants are exercisable until March 2027.

Series F Convertible Preferred Stock

The Company’s Articles of Incorporation, as amended, authorized the issuance of 70,000 shares of Series F Preferred. The Series F Preferred can be converted to common stock were issued with respect to this transaction. Holders of the Series F Preferred will be entitled to receive quarterly dividends at the annual rate of 8.5% of the stated value ($10 per share) and have a liquidation preference over common stock. Such dividends may be paid in cash or stock, at the Company’s discretion, based on the terms of the agreement. Accrued dividends of $125,000   and $110,000 were recorded as of March 31, 2026 and December 31, 2025, respectively. In addition, warrants to purchase 19,460 shares of the Company’s common stock were issued with respect to this transaction and are equity classified instruments. These warrants are exercisable until March 2027.

Warrants

As described above, in connection with the Series E and F convertible preferred equity issuances, a total of 55,600 warrants were issued, exercisable for the Company’s common stock at the lower of $15.2 per share or 90% of the 10 day VWAP.

A summary of the Company’s stock warrant activity is as follows:

	Shares under Option (warrant)	Weighted Average Exercise Price
Balance at December 31, 2025	55,600	$15.2
Granted	-	-
Cancelled/Expired	-	-
Exercised/Issued	-	-
Outstanding at March 31, 2026	55,600	15.2

Exercisable at March 31, 2026	55,600	$15.2

As of March 31, 2026, the Company reserved the following shares of its common stock for the exercise of warrants, and preferred stock:

2025 Common Stock Warrants	55,600
Shares reserved as of March 31, 2026	55,600

Security	Preferred Shares Authorized/ Outstanding	Conversion Ratio	Common Shares Reserved
Series E Preferred Stock	130,000	10:01	1,300,000
Series F Preferred Stock	70,000	10:01	700,000
Shares reserved for Preferred Stock as of March 31, 2026			2,000,000

Restricted Stock Awards

Restricted Stock Units, Performance-Based Restricted Stock Units and Restricted Stock Awards:

Aggregated information regarding RSUs, PSUs and RSAs granted under the Plan is summarized below:

	RSUs, PSUs & RSAs	Weighted Average Grant- Date Fair Value
Outstanding, unvested at December 31, 2025	20,158	3.63
Granted	-
Vested	(6,804)	6.47
Forfeited	-
Outstanding, unvested at March 31, 2026	13,354	2.78

Differences between amount of vested awards and shares of common stock issued are attributable to timing differences.

Note 5 - Legal Proceedings

The Company may be party to certain lawsuits or claims arising in the normal course of business. The ultimate outcome of these matters is unknown but, in the opinion of management, we do not believe any of these proceedings will have, individually or in the aggregate, a material adverse effect upon our financial condition, cash flows or future results of operation.

Note 6 - Inventories

	March 31, 2026	December 31, 2025
Raw materials	$974,000	$749,000
Work in process	2,534,000	2,569,000
Finished goods	4,498,000	5,420,000
Total inventories	$8,006,000	$8,738,000

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

During the three months ended March 31, 2026 and 2025, there were two customers whose purchases represented more than 10% of the Company’s consolidated net sales. Sales to these customers for the three months ended March 31, 2026 and 2025 are as follows:

	Three Months Ended		Three Months Ended
	March 31, 2026		March 31, 2025
Customer	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Customer A	$2,378,000	39%	$3,091,000	64%
Customer B	$2,969,000	48%	$523,000	11%

As of March 31, 2026, the outstanding accounts receivable balance from these customers was $6 million.

Note 8 - Related Party Transactions

Ms. Jana M. Schwan is the Company’s Chief Executive Officer. Her father, John H. Schwan, held several positions with the Company over many years, most recently as Chairman of the Board until June 2020 as discussed in Note 3, Mr. John H. Schwan was owed approximately $0.3 million as of both March 31, 2026 and December 31, 2025, in a note from the Company.

Icy Mellon LLC, the landlord of the Company’s Barrington Facility, is a shareholder of the Company. On January 13, 2025, the Company issued 27,604 shares of common stock   with an aggregate fair value of approximately $182,000 to settle rent payable that had been included in accrued expenses as of December 31, 2024. Barrington rent expense totaled approximately $141,000 and $137,000   for the three months ended March 31, 2026, and 2025, respectively. As of March 31, 2026 and December 31, 2025, amounts due to Icy Mellon LLC totaled approximately $234,000 and $234,000  . The Company’s Vice President – Strategy and Business Development also serves as a Manager of Icy Mellon LLC.

Note 9 - Leases

We entered into lease contracts for certain of our facilities at two locations. Our leases have remaining lease terms of two and five years.

The weighted average discount rate for our operating leases is 14.05%. We calculated the weighted-average discount rate using incremental borrowing rates, which equal the rates of interest that we would pay to borrow funds on a fully collateralized basis over a similar term.

At March 31, 2026, maturities of operating lease liabilities are as follows:

2026	$789,000
2027	1,083,000
2028	1,119,000
2029	627,000
2030	646,000
Thereafter	217,000
Total Lease Payments	4,481,000
Less: Imputed interest	(1,150,000)
Total Lease Liabilities	$3,331,000

Note 10 – Subsequent Events

On April 22, 2026, the Board of Directors of Yunhong Green CTI Ltd. Appointed Fred H. F. Chak, an existing member of the Board, to serve as the Chairman of the Board, effective April 27, 2026. Mr. Chak succeeds Gerald D. Roberts Jr., who has served as interim Chairman of the Board since February 17, 2026. Mr. Roberts will continue to serve as a director of the company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q includes both historical and “forward-looking statements” within the meaning of federal securities law. All such statements are qualified by this cautionary note, which is provided pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future results. Words such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” or similar words are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Although we believe that our opinions and expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements, and our actual results may differ substantially from the views and expectations set forth in this Quarterly Report on Form 10-Q. We disclaim any intent or obligation to update any forward-looking statements after the date of this Quarterly Report on Form 10-Q to conform such statements to actual results or to changes in our opinions or expectations. These forward-looking statements are affected by factors, risks, uncertainties and assumptions that we make, including, without limitation, those discussed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 under the heading “Risk Factors.”

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

Senior Credit Facilities

As of March 31, 2026  , the Company maintained senior secured credit facilities with Line Financial, consisting of a $7.0 million revolving credit facility and a $0.7   million term loan. The facilities are secured by substantially all Company assets.

Borrowings under the Revolving Credit Facility bear interest at the prime rate + 7.82% (14.57% as of March 31, 2026 while the term loan bears interest at the prime rate plus 1.45% and is repaid in monthly installments of approximately $15,000. The facilities include standard financial and operational covenants, including a minimum tangible net worth requirement of $4.0 million, with which the Company was in compliance as of March 31, 2026.

In September 2025, the Company executed a Fifth Amendment extending maturity to April 30, 2027, and increasing the revolving commitment from $6.0 million to $7.0 million. The amendment also introduced a 0.75% renewal fee payable in two equal installments (October 2025 and September 2026) and a $12,500 commitment fee associated with the expanded facility.

At March 31, 2026, the company had $6.7 million outstanding on the revolving facility and $0.5 million on the term loan, with $0.3 million of remaining borrowing capacity.

Note Payable, Related Party

The Company also has a subordinated note payable to Director and former Chairman John H. Schwan bearing 6% interest, with a balance of $0.3 million remaining after a $1.0 million repayment in January 2024.

Results of Operations

Net Sales: Net sales for the three-month periods ended March 31, 2026 and 2025 were approximately $6.2 million and $4.8 million, respectively, representing an increase of $1.4 million, or 28% year-over-year.

For the three-month period ended March 31, 2026 and 2025, net sales by product category were as follows:

	Three Months Ended
	March 31, 2026		March 31, 2025

Product Category	$ (000) Omitted	% of Net Sales	$ (000) Omitted	% of Net Sales	Variance	% change

Foil Balloons	$3,487	57%	$4,234	88%	$(747)	-18%

Film Products	39	0%	427	9%	(388)	-91%

Other	2,628	43%	141	3%	2,487	1764%

Total	$6,154	100%	$4,802	100%	$1,352	28%

Foil Balloons. Revenues from the sale of foil balloons decreased during the three-month period ended March 31, 2026 to $3,487,000 compared to $4,234,000 during the same period of 2025. The decrease is related to the timing of orders and shipments. In the second half of 2025 one of our large mass retail customers made some adjustments to their replenishment system due to a surplus in their supply chain.

Films. Revenues from the sale of commercial films decreased during the three-month period ended March 31, 2026 to $39,000 compared to $427,000 during the same period of 2025. Sales in this area have been inconsistent due to a small number of customers and a significant number of competitors.

Other Revenues: Other revenues increased to $2,628,000 for the three-month period ended March 31, 2026, compared to $141,000 for the same period in 2025. The primary reason for the increase was the timing of spring product shipments, which occurred in first quarter of 2026 rather than the second quarter in 2025. Other revenues during these periods primarily consisted of: (i) sales of balloon-inspired gift products, including candy and small inflated balloons packaged in small containers; and (ii) sales of accessories and supply items related to balloon products. Sales to a limited number of customers continue to represent a large percentage of our net sales.

The table below illustrates the impact on sales of our top three and ten customers for the three-month periods ended March 31, 2026 and 2025.

	Three Months Ended March 31,
	% of Sales
	2026	2025

Top 3 Customers	90%	81%

Top 10 Customers	95%	93%

During the three-month period ended March 31, 2026, there were two customers whose purchases represented more than 10% of the Company’s consolidated net sales. Sales to these customers for the three-month period ended March 31, 2026 were $2,378,000 and $2,969,000 or 39% and 48%, respectively of consolidated net sales. Sales to these customers for the three months ended March 31, 2025 were $3,091,000 and $523,000, or 64% and 11%, respectively of consolidated net sales. As of March 31, 2026, the total amount owed to the Company by these customers was approximately $6,056,000, or 99% of the Company’s consolidated net accounts receivable.

Cost of Sales. During the three-month period ended March 31, 2026, the cost of sales was $5,138,000, compared to $3,936,000 for the same period of 2025. The gross margin for March 31, 2026 is 17% compared to 18% for the same period of 2025, the decrease in gross margin is related to increase in component prices and raw materials due to escalating fuel prices.

General and Administrative. During the three-month period ended March 31, 2026, general and administrative expenses were $924,000 as compared to $839,000 for the same period in 2025. The largest increase is attributed to increase in audit fee of $65k and increases in variable rent expenses.

Selling, Advertising and Marketing. During the three-month period ended March 31, 2026, selling, advertising and marketing expenses were $190,000 as compared to $205,000 for the same period in 2025.

Other Income (Expense). During the three-month period ended March 31, 2026, the Company incurred interest expense of $242,000 as compared to interest expense of $237,000 during the same period of 2025.

Financial Condition, Liquidity and Capital Resources

Cash Flow Items.

Operating Activities. During the three months ended March 31, 2026, net cash provided by operations was $236,000, compared to net cash provided in operations during the three months ended March 31, 2025 of $970,000.

Significant changes in working capital items during the three months ended March 31, 2026 included:

●	An increase in accounts receivable of $154,000 compared to a decrease in accounts receivable of $772,000 in the same period of 2025.

●	A decrease in inventory of $732,000 compared to an increase in inventory of $175,000 in 2025.

●	An increase in trade payables of $105,000 compared to an increase in trade payables of $334,000 in 2025.

●	A decrease in prepaid expenses and other assets of $45,000 compared to a decrease of $63,000 in 2025.

●	A decrease in accrued liabilities of $358,000 compared to an increase in accrued liabilities of $220,000 in 2025.

Investing Activity. During the three months ended March 31, 2026, cash used in investing activity was $27,000, compared to cash used in investing activity for the same period of 2025 in the amount of $20,000.

Financing Activities. During the three months ended March 31, 2026, cash used in financing activities was $128,000 compared to cash used in financing activities for the same period of 2025 in the amount of $998,000. Financing activity during 2026 consisted principally of changes in the balances of revolving and long-term debt.

Liquidity and Capital Resources.

At March 31, 2026, the Company had cash balances of $178,000 compared to cash balances of $172,000 for the same period of 2025.

The ability of the Company to continue as a going concern is dependent on the Company executing its business plan and, if unable to do so, in obtaining adequate capital on acceptable terms to fund any operating losses. Management’s plans to continue as a going concern include executing its business plan, continuing to focus on achieving profitable operations, and exploring alternative funding sources on an as needed basis. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. The supply chain constraints, inflationary pressures and tariffs are expected to impact to some extent our operations and reduced access to capital. The ability of the Company to continue as a going concern is dependent upon its ability to successfully generate or otherwise secure other sources of financing and attain profitable operations. There is substantial doubt about the ability of the Company to continue as a going concern for one year from the issuance of the accompanying consolidated financial statements. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Critical Accounting Estimates

The critical accounting estimates utilized by the Company in preparation of the accompanying financial statements are set forth in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. There have been no material changes to these policies since December 31, 2025.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer), of the effectiveness of the design and operation of these disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e), as of March 31, 2026. Based on this evaluation, the Chief Executive Officer (principal executive officer) concluded that our disclosure controls and procedures were not effective as of March 31, 2026, the end of the period covered by this Quarterly Report on Form 10-Q, due to the material weaknesses described below.

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

Management has assessed the effectiveness of our internal control over financial reporting as of March 31, 2026. In making our assessment of the effectiveness of internal control over financial reporting, management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis. As a result of our evaluation of our internal control over financial reporting, management identified the following material weaknesses in our internal control over financial reporting:

●	We lack a sufficient number of accounting professionals with the necessary knowledge, experience and training to adequately account for the application of new accounting standards as well as significant, unusual transactions particularly with regard to equity financing arrangements and the timing of recognition of certain non-cash charges.

Accordingly, management concluded that we did not maintain effective internal control over financial reporting as of March 31, 2026.

Plan for Remediation of Material Weakness

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

Item 5.02 - Departure of Directors or Certain Officers; Election of Directors

On January 19, 2026, Philip Wong notified the Board of Directors of his resignation as Director, effective immediately, due to personal reasons. Mr. Wong’s departure was not due to any disagreement with the Company on any matter relating to its operations, policies, or practices.

On January 22, 2026, Iris Chan was elected as an Independent Director and Audit Committee Chair for the vacant term to conclude upon the election of directors during the 2026 Annual Meeting of Shareholders.

On February 17, 2026, Yubao Li notified the Board of Directors of his resignation as the Chairman and Director, effective immediately, due to personal reasons. Mr. Li’s departure was not due to any disagreement with the Company on any matter relating to its operations, policies, or practices.

On February 17, 2026, Gerald D. Roberts Jr. was elected as interim Chairman. Mr. Roberts has agreed to serve until a permanent Chairman is selected.

On March 27, 2026, Fred H.F. Chak was elected by the Board of Directors as an Independent Director effective immediately.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following are being filed as exhibits to this report:

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).
31.2*	Certification of Corporate Controller and Principal Financial Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).
32**	Certification of Chief Executive Officer, Corporate Controller and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101*	Interactive Data Files, including the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
**	furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 13, 2026	Yunhong Green CTI Ltd.

	By:	/s/ Jana M. Schwan
Jana M. Schwan
Chief Executive Officer

	By:	/s/ Sree Kommana
Sree Kommana
Corporate Controller and Principal Financial Officer

