Form 10-Q
period 2026-06-30
YUNHONG GREEN CTI LTD.
filed 2026-08-07
CIK 1042187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

The number of shares outstanding of the registrant’s common stock, no par value per share, as of August 7, 2026 was 2,609,244 (excluding treasury shares).

Yunhong Green CTI, Ltd.

Unaudited Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$320,000	$97,000
Accounts receivable, net	3,295,000	5,955,000
Inventories	7,827,000	8,738,000
Prepaid expenses	351,000	283,000

Total current assets	11,793,000	15,073,000

Property, plant and equipment:
Machinery and equipment	21,993,000	21,993,000
Office furniture and equipment	2,122,000	2,122,000
Intellectual property	783,000	783,000
Leasehold improvements	39,000	39,000
Fixtures and equipment	518,000	518,000
Projects under construction	170,000	140,000
	25,625,000	25,595,000
Less: accumulated depreciation and amortization	(21,885,000)	(21,599,000)

Total property, plant and equipment, net	3,740,000	3,996,000

Other assets:
Operating lease right-of-use	3,087,000	3,393,000

Total other assets	3,087,000	3,393,000

TOTAL ASSETS	$18,620,000	$22,462,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade payables	$1,482,000	$1,677,000
Line of credit	4,591,000	6,822,000
Notes payable – current portion	443,000	146,000
Notes payable related party	344,000	344,000
Operating lease liabilities – current portion	659,000	596,000
Advance investor deposits	225,000	150,000
Accrued liabilities	627,000	950,000

Total current liabilities	8,371,000	10,685,000

Long-term liabilities:
Notes payable – net of current portion	-	348,000
Operating lease liabilities – noncurrent	2,526,000	2,873,000

Total long-term liabilities	2,526,000	3,221,000

TOTAL LIABILITIES	$10,897,000	$13,906,000

SHAREHOLDERS’ EQUITY
Series E Preferred Stock — no par value, 130,000 shares authorized, issued and outstanding at June 30, 2026 and December 31, 2025 (liquidation preference of $1,300,000)	1,032,000	976,000
Series F Preferred Stock — no par value, 70,000 shares authorized, issued and outstanding at June 30, 2026 and December 31, 2025 (liquidation preference of $700,000)	555,000	525,000
Common stock - no par value, 2,000,000,000 shares authorized, 2,613,670 and 2,601,788 shares issued and 2,609,244 and 2,597,362 shares outstanding at June 30, 2026 and December 31, 2025, respectively	27,891,000	27,891,000
Additional paid-in-capital	7,676,000	7,711,000
Accumulated deficit	(29,270,000)	(28,386,000)
Less: Treasury stock, 4,426 shares, at cost	(161,000)	(161,000)

TOTAL SHAREHOLDERS’ EQUITY	7,723,000	8,556,000

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$18,620,000	$22,462,000

See accompanying notes to condensed consolidated unaudited financial statements.

Reflects a 1-for-10 reverse stock split of the Company’s common stock, effective October 1, 2025

Yunhong Green CTI Ltd.

Unaudited Condensed Consolidated Statements of Income (Loss)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

Net sales	$3,900,000	$5,457,000	$10,054,000	$10,259,000

Cost of sales	3,362,000	4,479,000	8,502,000	8,415,000

Gross profit	538,000	978,000	1,552,000	1,844,000

Operating expenses:
General and administrative	675,000	754,000	1,598,000	1,593,000
Selling	34,000	37,000	71,000	72,000
Advertising and marketing	149,000	168,000	302,000	338,000

Total operating expenses	858,000	959,000	1,971,000	2,003,000

Income (loss) from operations	(320,000)	19,000	(419,000)	(159,000)

Other (expense) income:
Interest expense	(225,000)	(227,000)	(467,000)	(465,000)
Other income/(expense)	2,000	23,000	2,000	23,000

Total other expense, net	(223,000)	(204,000)	(465,000)	(442,000)

Net loss	(543,000)	(185,000)	(884,000)	(601,000)

Deemed dividends on preferred stock	$(43,000)	$(43,000)	$(86,000)	$(86,000)

Net loss attributable to common shareholders	$(586,000)	$(228,000)	$(970,000)	$(687,000)

Basic income (loss) per common share	$(0.22)	$(0.09)	$(0.37)	$(0.26)
Diluted income (loss) per common share	$(0.22)	$(0.09)	$(0.37)	$(0.26)

Weighted average number of shares and equivalent shares of common stock outstanding:
Basic	2,608,638	2,608,082	2,604,856	2,608,082

Diluted	2,608,638	2,608,082	2,604,856	2,608,082

See accompanying notes to condensed consolidated unaudited financial statements.

Reflects a 1-for-10 reverse stock split of the Company’s common stock, effective October 1, 2025

Yunhong Green CTI Ltd.

Unaudited Condensed Consolidated Statements of Cash Flows

	For the Six Months Ended June 30,
	2026	2025

Cash flows from operating activities:
Net loss	$(884,000)	$(601,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	286,000	322,000
Equity compensation expense	51,000	17,000

Change in assets and liabilities:
Accounts receivable	2,660,000	1,608,000
Inventories	911,000	313,000
Prepaid expenses and other assets	(68,000)	169,000
Trade payables	(195,000)	(104,000)
Operating leases	22,000	40,000
Advance investor deposit	75,000	-
Accrued liabilities	(323,000)	(50,000)

Net cash (used in) provided by operating activities	2,535,000	1,714,000

Cash flows from investing activities:
Purchases of property, plant and equipment	(30,000)	(42,000)

Net cash (used in) provided by investing activities	(30,000)	(42,000)

Cash flows from financing activities:
Repayment of note payable	(51,000)	(42,000)
Net repayments on revolving line of credit	(2,231,000)	(1,832,000)

Net cash provided by (used in) financing activities	(2,282,000)	(1,874,000)

Net increase (decrease) in cash and cash equivalents	223,000	(202,000)

Cash and cash equivalents at beginning of period	97,000	220,000

Cash and cash equivalents at end of period	$320,000	$18,000

Supplemental disclosure of cash flow information and noncash investing and financing activities:
Cash payments for interest	$467,000	$465,000
Accretion of dividends on preferred stock	86,000	86,000
Conversion of advance received from investors into common stock	-	1,050,000
Common stock issued in exchange for rent due to Icy Mellon	-	182,000

See accompanying notes to condensed consolidated unaudited financial statements.

Reflects a 1-for-10 reverse stock split of the Company’s common stock, effective October 1, 2025

Yunhong Green CTI, Ltd

Unaudited Condensed Consolidated Statements of Shareholders’ Equity

	Series E Preferred Stock		Series F Preferred Stock		Common Stock		Paid-in	Accumulated (Deficit)	Less Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	TOTAL

Balance December 31, 2025	130,000	$976,000	70,000	$525,000	2,601,788	$27,891,000	$7,711,000	$(28,386,000)	(4,426)	$(161,000)	$8,556,000

Series E Accrued Deemed Dividend	-	28,000		-	-	-	(28,000)	-	-	-	-
Series F Accrued Deemed Dividend	-	-	-	15,000	-	-	(15,000)	-	-	-	-
Stock Issuance - Vesting Milestone	-	-	-	-	6,917	-	38,000	-	-	-	38,000
Equity Compensation Charge	-	-	-	-	-	-	6,000	-	-	-	6,000
Net Loss	-	-	-	-	-	-	-	(341,000)	-	-	(341,000)

Balance March 31, 2026	130,000	$1,004,000	70,000	$540,000	2,608,705	$27,891,000	$7,712,000	$(28,727,000)	(4,426)	$(161,000)	$8,259,000

Series E Accrued Deemed Dividend	-	28,000		-	-	-	(28,000)	-	-	-	-
Series F Accrued Deemed Dividend	-	-	-	15,000		-	(15,000)	-	-	-	-
Stock Issuance - Vesting Milestone	-	-	-	-			-	-	-	-	-
Equity Compensation Charge	-	-	-	-	4,965	-	7,000	-	-	-	7,000
Net Loss	-	-	-	-	-	-	-	(543,000)	-	-	(543,000)

Balance June 30, 2026	130,000	$1,032,000	70,000	$555,000	2,613,670	$27,891,000	$7,676,000	$(29,270,000)	(4,426)	$(161,000)	$7,723,000

Yunhong Green CTI, Ltd

Unaudited Condensed Consolidated Statements of Shareholders’ Equity

	Series E Preferred Stock		Series F Preferred Stock		Common Stock		Paid-in	Accumulated (Deficit)	Less Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	TOTAL

Balance December 31, 2024	130,000	$864,000	70,000	$465,000	2,599,185	$27,533,000	$7,858,000	$(25,856,000)	(4,426)	$(161,000)	$10,703,000

Series E Accrued Deemed Dividend	-	28,000		-	-	-	(28,000)	-	-	-	-
Series F Accrued Deemed Dividend	-	-	-	15,000	-	-	(15,000)	-	-	-	-
Common Stock Issuance for Rent		-	-	-	27,604	182,000	-	-	-	-	182,000
Equity Compensation Charge	-	-	-	-	-	-	9,000	-	-	-	9,000
Net Loss	-	-	-	-	-	-	-	(416,000)	-	-	(416,000)

Balance March 31, 2025	130,000	$892,000	70,000	$480,000	2,626,789	$27,715,000	$7,824,000	$(26,272,000)	(4,426)	$(161,000)	$10,478,000

Series E Accrued Deemed Dividend	-	28,000		-	-	-	(28,000)	-	-	-	-
Series F Accrued Deemed Dividend	-	-	-	15,000	-	-	(15,000)	-	-	-	-
Common Stock Issuance for Advance Investor Deposit		-	-	-	150,000	1,050,000	-	-	-	-	1,050,000
Equity Compensation Charge	-	-	-	-	-	-	8,000	-	-	-	8,000
Net Loss	-	-	-	-	-	-	-	(185,000)	-	-	(185,000)

Balance June 30, 2025	130,000	$920,000	70,000	$495,000	2,776,789	$28,765,000	$7,789,000	$(26,457,000)	(4,426)	$(161,000)	$11,351,000

See accompanying notes to condensed consolidated unaudited financial statements.

Reflects a 1-for-10 reverse stock split of the Company’s common stock, effective October 1, 2025

Yunhong Green CTI Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 - Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed consolidated interim financial statements have been prepared and, in the opinion of management, contain all material adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the consolidated financial position and the consolidated statements of loss and consolidated cash flows for the periods presented in conformity with generally accepted accounting principles for interim consolidated financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X.

Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America. Operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2026. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2025, filed on March 23, 2026, which can be found on the Company’s website (www.ctiindustries.com) or www.sec.gov.

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

The condensed consolidated financial statements include the accounts of Yunhong Green CTI Ltd., CTI Supply, Inc., and Yunhong Technology Industry (Hubei) Co., Ltd. All intercompany accounts and transactions have been eliminated in consolidation. See Note 2 to the consolidated financial statements included in Form 10-K for the fiscal year ended December 31, 2025.

Use of estimates:

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the amounts reported of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period in the financial statements and accompanying notes. Actual results may differ from those estimates. The Company’s significant estimates include recoverability and impairment of long-lived assets, valuation allowances for doubtful accounts, inventory valuation and valuation of deferred tax assets.

Segments:

The Company views its operations and manages its business as one segment, both in terms of geography and operations. All manufacturing occurs in the United States. Due to the single reportable segment, this financial information is presented on the Consolidated Statements of Loss. There are no significant segment expenses reported to the chief operating decision maker (CODM), which is the Chief Executive Officer. The Company’s CODM regularly reviews financial information presented and does not evaluate the Company’s operating segment using asset or liability information. Instead, the CODM uses revenue, gross margin, and net income or loss to allocate operating and capital resources and assess performance by comparing actual results to historical results and previously forecasted financial information.

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

For both June 30, 2026 and 2025   , shares to be issued upon the exercise of warrants aggregated 55,600. No options were outstanding for the three months ended June 30, 2026 and 2025. The number of shares included in the determination of earnings on a diluted basis for the three months ended June 30, 2026 and 2025 were none, as doing so would have been anti-dilutive.

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

Note 2 – Liquidity and Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has a cumulative net loss from inception to June 30, 2026 of approximately $29 million. The accompanying financial statements for the three months ended June 30, 2026 have been prepared assuming the Company will continue as a going concern. Existing cash resources and cash expected to be generated from operations are not expected to be sufficient to fund the Company’s anticipated operating requirements over the next twelve months without additional financing.

The ability of the Company to continue as a going concern is dependent on the Company having adequate capital to fund its operating plan and performance. Management’s plans to continue as a going concern include raising additional capital , including through a potential registered offering of equity securities, as well as borrowings, continuing to focus on attaining profitable operations, and exploring alternative funding sources on an as needed basis. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. The supply chain challenges, inflationary pressures and tariffs have impacted on the Company’s business operations to some extent and is expected to continue to do so and these impacts may include reduced access to capital. The ability of the Company to continue as a going concern may be dependent upon its ability to successfully secure other sources of financing and attain profitable operations. There is substantial doubt about the ability of the Company to continue as a going concern for one year from the issuance of the accompanying consolidated financial statements. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Borrowings under the Revolving Credit Facility bear interest at the prime rate + 7.82% (14.57% as of June 30, 2026), payable monthly in arrears. The Term Loan Facility bears interest at the prime rate + 1.45% (8.2% as of June 30, 2026) and is repaid in 48 monthly installments of approximately $15,000. The Company also pays collateral monitoring fees of 4.62% of the eligible accounts receivable, inventory, and equipment supporting both facilities.

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

The Agreement requires the Company to maintain minimum tangible net worth of $4.0 million, subject to adjustment by the Lender. The Company was in compliance with this covenant as of June 30, 2026 and 2025. The Agreement also limits additional indebtedness, liens, dividends, mergers, and annual capital expenditures exceeding $1.0 million.

As of June 30, 2026 and December 31, 2025, the term loan balance was approximately $0.45 and $0.5 million, respectively, and the revolving balance was $4.6 million and $6.8 million, respectively. There was $2.4 million remaining available for borrowing under the Revolving Credit Facility as of June 30, 2026.

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

Note 4 - Shareholders’ Equity

Series E Convertible Preferred Stock

The Company’s Articles of Incorporation, as amended, authorized the issuance of 130,000 shares of Series E Convertible Preferred Stock (“Series E Preferred”). The Series E Preferred can be converted to common stock, at the option of the holder, at the rate of ten (10) shares of the company’s common stock, no par value. Holders of the Series E Preferred will be entitled to receive quarterly dividends at the annual rate of 8.5% of the stated value ($10 per share) and have a liquidation preference over common stock. Such dividends may be paid in cash or otherwise based on the terms of the agreement. Accrued dividends of $261,000 and $205,000 were recorded as of June 30, 2026 and December 31, 2025, respectively. In addition, warrants to purchase 36,140 shares of the Company’s common stock were issued with respect to this transaction and are equity classified instruments. These warrants are exercisable until March 2027.

Series F Convertible Preferred Stock

The Company’s Articles of Incorporation, as amended, authorized the issuance of 70,000 shares of Series F Preferred. The Series F Preferred can be converted to common stock, at the option of the holder, at the rate of ten (10) shares of the Company’s common stock, no par value. Holders of the Series F Preferred will be entitled to receive quarterly dividends at the annual rate of 8.5% of the stated value ($10 per share) and have a liquidation preference over common stock. Such dividends may be paid in cash or stock, at the Company’s discretion, based on the terms of the agreement. Accrued dividends of $140,000 and $110,000 were recorded as of June 30, 2026 and December 31, 2025, respectively. In addition, warrants to purchase 19,460 shares of the Company’s common stock were issued with respect to this transaction and are equity classified instruments. These warrants are exercisable until March 2027.

Warrants

As described above, in connection with the Series E and F convertible preferred equity issuances, a total of 55,600 warrants were issued, exercisable for the Company’s common stock at the lower of $15.2 per share or 90% of the 10 day VWAP.

A summary of the Company’s stock warrant activity is as follows:

	Shares under Option (warrant)	Weighted Average Exercise Price
Balance at December 31, 2025	55,600	$15.2
Granted	-	-
Cancelled/Expired	-	-
Exercised/Issued	-	-
Outstanding at June 30, 2026	55,600	15.2

Exercisable at June 30, 2026	55,600	$15.2

As of June 30, 2026 the Company reserved the following shares of its common stock for the exercise of warrants, and preferred stock:

2025 Common Stock Warrants	55,600
Shares reserved for warrants as of June 30, 2026	55,600

Security	Preferred Shares Authorized/ Outstanding	Conversion Ratio	Common Shares Reserved
Series E Preferred Stock	130,000	10:1	1,300,000
Series F Preferred Stock	70,000	10:1	700,000
Shares reserved for Preferred Stock as of June 30, 2026			2,000,000

In total, 2,055,600 shares of common stock were reserved for issuance upon exercise of outstanding warrants and conversion of the Series E and Series F Preferred Stock as of June 30, 2026

Restricted Stock Awards

Restricted Stock Units, Performance-Based Restricted Stock Units and Restricted Stock Awards:

Aggregated information regarding RSUs, PSUs and RSAs granted under the Plan is summarized below:

	RSUs, PSUs & RSAs	Weighted Average Grant- Date Fair Value
Outstanding, unvested at December 31, 2025	20,158	3.63
Granted	-	-
Vested	(8,104)	6.47
Forfeited	-	-
Outstanding, unvested at June 30, 2026	12,054	3.01

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

Note 6 – Inventories

	June 30, 2026	December 31, 2025
Raw materials	$883,000	$749,000
Work in process	2,489,000	2,569,000
Finished goods	4,455,000	5,420,000
Total inventories	$7,827,000	$8,738,000

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

During the three and six months ended June 30, 2026 and 2025, there were two customers whose purchases represented more than 10% of the Company’s consolidated net sales. Sales to these customers for the three and six months ended June 30, 2026 and 2025 are as follows:

	Three Months Ended		Three Months Ended
	June 30, 2026		June 30, 2025
Customer	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Customer A	$1,805,000	44%	$2,153,000	38%
Customer B	$1,536,000	37%	$2,456,000	44%

	Six Months Ended		Six Months Ended
	June 30, 2026		June 30, 2025
Customer	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Customer A	$4,183,000	41%	$5,244,000	50%
Customer B	$4,504,000	44%	$2,979,000	28%

As of June 30, 2026, the outstanding accounts receivable balance from these two customers was $3.2 million.

Note 8 - Related Party Transactions

Ms. Jana M. Schwan is the Company’s Chief Executive Officer. Her father, John H. Schwan, held several positions with the Company over many years, most recently as Chairman of the Board until June 2020 as discussed in Note 3, Mr. John H. Schwan was owed approximately $0.3 million as of both June 30, 2026 and December 31, 2025, in a note from the Company.

Icy Mellon LLC, the landlord of the Company’s Barrington Facility, is a shareholder of the Company. The Company’s Vice President – Strategy and Business Development also serves as a Manager of Icy Mellon LLC. On January 13, 2025, the Company issued 27,604 shares of common stock with an aggregate fair value of approximately $182,000 to settle rent payable that had been included in accrued expenses as of December 31, 2024. Rent expense related to Barrington facility was approximately $144,000 and $139,000 for the three months ended June 30, 2026, and 2025, respectively. As of June 30, 2026 and December 31, 2025, amounts due to Icy Mellon LLC totaled approximately $283,000 and $234,000.

During the three months ended June 30, 2026, the Company received a cash advance of $75,000 from Icy Mellon LLC. The Company had previously received cash advances totaling $150,000 from Icy Mellon LLC during 2025, resulting in aggregate advances of $225,000 held as of June 30, 2026. The advances were provided pending the execution of a definitive agreement, and the specific terms and purpose of the advances have not yet been finalized. Accordingly, the advances have been recorded as advances from investor on the Company’s condensed consolidated balance sheets.

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

At June 30, 2026, maturities of operating lease liabilities are as follows:

2026	$527,000
2027	1,083,000
2028	1,119,000
2029	627,000
2030	646,000
Thereafter	217,000
Total Lease Payments	4,219,000
Less: Imputed interest	(1,034,000)
Total Lease Liabilities	$3,185,000

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

Senior Credit Facilities

As of June 30, 2026, the Company maintained senior secured credit facilities with Line Financial, consisting of a $7.0 million revolving credit facility and a $0.7 million term loan. The facilities are secured by substantially all Company assets.

Borrowings under the Revolving Credit Facility bear interest at the prime rate + 7.82% (14.57% as of June 30, 2026) while the term loan bears interest at the prime rate plus 1.45% and is repaid in monthly installments of approximately $15,000. The facilities include standard financial and operational covenants, including a minimum tangible net worth requirement of $4.0 million, with which the Company was in compliance as of June 30, 2026.

In September 2025, the Company executed a Fifth Amendment extending maturity to April 30, 2027, and increasing the revolving commitment from $6.0 million to $7.0 million. The amendment also introduced a 0.75% renewal fee payable in two equal installments (October 2025 and September 2026) and a $12,500 commitment fee associated with the expanded facility.

At June 30, 2026, the company had $4.6 million outstanding on the revolving facility and $0.45 million on the term loan, with $2.4 million of remaining borrowing capacity.

Note Payable, Related Party

The Company also has a subordinated note payable to Director and former Chairman John H. Schwan bearing 6% interest, with a balance of $0.3 million remaining after a $1.0 million repayment in January 2024.

Results of Operations

Net Sales: Net sales for the three-month periods ended June 30, 2026 and 2025 were approximately $3,900,000 and $5,457,000, respectively, representing a decrease of $1,557,000 or 29% quarter-over-quarter. The decrease is primarily attributable to the timing of sales, as a greater portion of the Company’s spring products were shipped during the first quarter of 2026 rather than the second quarter of 2026. In addition, lower foil balloon volumes   from a significant mass retail customer, which adjusted its replenishment practices beginning in the second half of 2025, affected sales for both the three- and six-months periods.

For the three-month period ended June 30, 2026 and 2025, net sales by product category were as follows:

	Three Months Ended
	June 30, 2026		June 30, 2025
Product Category	$ (000) Omitted	% of Net Sales	$ (000) Omitted	% of Net Sales	Variance	% change

Foil Balloons	$2,618	67%	$3,012	55%	$(394)	-13%

Film Products	208	5%	350	6%	(142)	-41%

Other	1,074	28%	2,095	38%	(1,021)	-49%

Total	$3,900	100%	$5,457	100%	$(1,557)	-29%

For the six-month periods ended June 30, 2026 and 2025, net sales were $10,054,000 and $10,259,000 respectively, representing a decrease of $205,000, or 2%.

For the six-month periods ended June 30, 2026 and 2025, net sales by product category were as follows:

	Six Months Ended
	June 30, 2026		June 30, 2025
Product Category	$ (000) Omitted	% of Net Sales	$ (000) Omitted	% of Net Sales	Variance	% change

Foil Balloons	$6,105	61%	$7,245	71%	$(1,140)	-16%

Film Products	247	2%	777	8%	(530)	-68%

Other	3,702	37%	2,237	22%	1,465	65%

Total	$10,054	100%	$10,259	100%	$(205)	-2%

Foil Balloons. Revenues from the sale of foil balloons decreased during the three-month period ended June 30, 2026 to $2,618,000 compared to $3,012,000 during the same period of 2025. The decrease is related to the timing of order and shipments.

Revenues from the sale of foil balloons decreased during the six-month period ended June 30, 2026 to $6,105,000 compared to $7,245,000 during the same period of 2025. The decrease is related to the timing of orders and shipments. In the second half of 2025 one of our large mass retail customers made some adjustments to their replenishment system due to a surplus in their supply chain.

Films. Revenues from the sale of commercial films were $208,000 and $247,000 during the three and six month periods ended June 30, 2026, compared to $350,000 and $777,000 during the same periods of 2025. Sales in this area have been inconsistent due to a small number of customers and a significant number of competitors.

Other Revenues: Revenues from the sale of other products were $1,074,000 and $3,702,000 during the three and six month periods ended June 30, 2026 compared to $2,095,000 and $2,237,000 during the same periods of 2025. Other revenues during these periods primarily consisted of: (i) sales of balloon-inspired gift products, including candy and small inflated balloons packaged in small containers; and (ii) sales of accessories and supply items related to balloon products. The main reason for the fluctuation of the sales is due to timing of Valentine’s Day related shipments, which occurred in December 2024 compared to Q1 2025 for the following year.

Sales to a limited number of customers continue to represent a large percentage of our net sales. The table below illustrates the impact on sales of our top three and ten customers for the three and six month periods ended June 30, 2026 and 2025.

	Three Months Ended June 30,
	% of Sales
	2026	2025

Top 3 Customers	87%	86%

Top 10 Customers	94%	94%

	Six Months Ended June 30,
	% of Sales
	2026	2025

Top 3 Customers	87%	84%

Top 10 Customers	94%	93%

During the three and six months ended June 30, 2026 and 2025, there were two customers whose purchases represented more than 10% of the Company’s consolidated net sales. Sales to these customers for the three and six months ended June 30, 2026 and 2025 are as follows:

	Three Months Ended June 30,
	2026		2025
Customer	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Customer A	$1,805,000	44%	$2,153,000	38%
Customer B	$1,536,000	37%	$2,456,000	44%

	Six Months Ended June 30,
	2026		2025
Customer	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Customer A	$4,183,000	41%	$5,244,000	50%
Customer B	$4,504,000	44%	$2,979,000	28%

As of June 30, 2026, the total amounts owed to the Company by these customers were approximately $3,195,000 or 97% of the Company’s consolidated accounts receivable. The amounts owed at June 30, 2025 by these customers were $3,484,000 or 89% of the Company’s consolidated accounts receivable. This concentration also affects the Company’s liquidity: eligible accounts receivable from these customers constitute a substantial portion of the borrowing base under the Revolving Credit Facility, and the loss of, or significant payment delays by, either customer would reduce availability thereunder.

Cost of Sales. During the three and six month periods ended June 30, 2026, the cost of sales was $3,362,000 and $8,502,000 compared to $4,479,000 and $8,415,000 respectively for the same periods of 2025, with the change driven largely by changes in sales volume. As a percentage of sales, cost of sales was 86% and 85% during the three and six months ended June 30, 2026, compared to 82% during the three and six months ended June 30, 2025. The increase in cost of sales is attributed to increased purchase costs due to inflationary trends in the US market.

General and Administrative. During the three and six month periods ended June 30, 2026, general and administrative expenses were $675,000 and $1,598,000 as compared to $754,000 and $1,593,000, respectively, for the same periods of 2025.

Selling, Advertising and Marketing: During the three and six month periods ended June 30, 2026, selling, advertising and marketing expenses were $183,000 and $373,000 as compared to $205,000 and $410,000, respectively, for the same period in 2025. Selling, advertising and marketing costs have decreased by $22,000 and $37,000.

Other Income (Expense): During the three and six month periods ended June 30, 2026, the Company incurred interest expense of $225,000 and $467,000 as compared to interest expense of $227,000 and $465,000, respectively, during the same periods of 2025.

Financial Condition, Liquidity and Capital Resources

Cash Flow Items.

Operating Activities. During the six months ended June 30, 2026, net cash provided by operations was $2,535,000, compared to net cash provided by operations during the six months ended June 30, 2025 of $1,714,000.

Significant changes in working capital items during the six months ended June 30, 2026 included:

●	A decrease in accounts receivable of $2,660,000 compared to a decrease in accounts receivable of $1,608,000 in the same period of 2025.

●	A decrease in inventory of $911,000 compared to a decrease in inventory of $313,000 in 2025.

●	A decrease in trade payables of $195,000 compared to a decrease in trade payables of $104,000 in 2025.

●	An increase in prepaid expenses and other assets of $68,000 compared to a decrease of $169,000 in 2025.

●	A decrease in accrued liabilities of $323,000 compared with a decrease in accrued liabilities of $50,000 in 2025.

Investing Activity. During the six months ended June 30, 2026, cash used in investing activity was $30,000, compared to cash used in investing activity for the same period of 2025 in the amount of $42,000.

Financing Activities. During the six months ended June 30, 2026, cash used in financing activities was $2,282,000 compared to cash used in financing activities for the same period of 2025 in the amount of $1,874,000. Financing activity during 2026   consisted principally of changes in the balances of revolving and principal repayments on term loan debt.

Liquidity and Capital Resources.

At June 30, 2026, the Company had cash balances of $320,000 compared to cash balances of $18,000 for the same period of 2025.

The ability of the Company to continue as a going concern is dependent on the Company executing its business plan and, if unable to do so, in obtaining adequate capital on acceptable terms to fund any operating losses. Management’s plans to continue as a going concern include raising additional capital, including through a potential registered offering of equity securities, as well as borrowings, continuing to focus on attaining profitable operations, and exploring alternative funding sources on an as needed basis. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The supply chain constraints, inflationary pressures and tariffs are expected to impact to some extent our operations and reduced access to capital. The ability of the Company to continue as a going concern is dependent upon its ability to successfully generate or otherwise secure other sources of financing and attain profitable operations. There is substantial doubt about the ability of the Company to continue as a going concern for one year from the issuance of the accompanying consolidated financial statements. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Although the Company remained in compliance with all financial covenants under the Credit Agreement as of June 30, 2026, management concluded that substantial doubt exists because anticipated operating cash flows and liquidity remain dependent upon obtaining additional financing or achieving sustained profitability.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Corporate Controller (principal financial officer), of the effectiveness of the design and operation of these disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e), as of June 30, 2026  . Based on this evaluation, the Chief Executive Officer (principal executive officer) and Corporate Controller (principal financial officer) concluded that our disclosure controls and procedures were not effective as of June 30, 2026, the end of the period covered by this Quarterly Report on Form 10-Q, due to the material weaknesses described below.

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

Management has assessed the effectiveness of our internal control over financial reporting as of June 30, 2026. In making our assessment of the effectiveness of internal control over financial reporting, management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

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

Accordingly, management concluded that we did not maintain effective internal control over financial reporting as of June 30, 2026.

Plan for Remediation of Material Weakness

The Company intends to remediate the material weakness through measures that are expected to include engaging outside technical accounting resources with respect to significant and unusual transactions, including equity financing arrangements; enhancing management review procedures over the application of new accounting standards and the timing of recognition of non-cash charges; and periodic reporting to the Audit Committee on remediation progress. As management continues to evaluate and refine our internal control framework, additional steps may be taken to address any remaining deficiencies or to further strengthen remediation measures already in place.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On April 22, 2026, the Board of Directors of Yunhong Green CTI Ltd. (the “Company”) appointed Fred H.F. Chak, an existing member of the Board, to serve as Chairman of the Board, effective April 27, 2026. Mr. Chak succeeds Gerald D. Roberts Jr., who has served as interim Chairman of the Board since February 17, 2026. Mr. Roberts will continue to serve as a director of the Company.

During the fiscal quarter ended June 30, 2026, none of the Company’s directors or executive officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

The following are being filed as exhibits to this report:

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).
31.2*	Certification of Corporate Controller and Principal Financial Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).
32**	Certification of Chief Executive Officer, Corporate Controller and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101*	Interactive Data Files, including the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income (Loss), (iii) the Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Shareholders’ Equity, and (v) the Notes to Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
**	furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 7, 2026	Yunhong Green CTI Ltd.

	By:	/s/ Jana M. Schwan
Jana M. Schwan
Chief Executive Officer

	By:	/s/ Sree Kommana
Sree Kommana
Corporate Controller and Principal Financial Officer

