Form 10-Q
period 2026-09-30
YUNHONG GREEN CTI LTD.
filed 2026-11-13
CIK 1042187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

The number of shares outstanding of the registrant’s common stock, no par value per share, as of November 13, 2026 was 2,609,244 (excluding treasury shares).

Yunhong Green CTI, Ltd.

Unaudited Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$111,000	$97,000
Accounts receivable, net	3,077,000	5,955,000
Inventories	8,140,000	8,738,000
Prepaid expenses	235,000	283,000
Deferred offering costs	27,000	-

Total current assets	11,590,000	15,073,000

Property, plant and equipment:
Machinery and equipment	22,161,000	21,993,000
Office furniture and equipment	2,122,000	2,122,000
Intellectual property	783,000	783,000
Leasehold improvements	39,000	39,000
Fixtures and equipment	518,000	518,000
Projects under construction	78,000	140,000
	25,701,000	25,595,000
Less: accumulated depreciation and amortization	(22,023,000)	(21,599,000)

Total property, plant and equipment, net	3,678,000	3,996,000

Other assets:
Operating lease right-of-use	2,926,000	3,393,000

Total other assets	2,926,000	3,393,000

TOTAL ASSETS	$18,194,000	$22,462,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade payables	$1,819,000	$1,677,000
Line of credit	4,804,000	6,822,000
Notes payable – current portion	415,000	146,000
Notes payable related party	344,000	344,000
Operating lease liabilities – current portion	692,000	596,000
Advance investor deposits	225,000	150,000
Accrued liabilities	664,000	950,000

Total current liabilities	8,963,000	10,685,000

Long-term liabilities:
Notes payable – net of current portion	-	348,000
Operating lease liabilities – noncurrent	2,340,000	2,873,000

Total long-term liabilities	2,340,000	3,221,000

TOTAL LIABILITIES	$11,303,000	$13,906,000

SHAREHOLDERS’ EQUITY
Series E Preferred Stock — no par value, 130,000 shares authorized, issued and outstanding at September 30, 2026 and December 31, 2025 (liquidation preference of $1,300,000)	1,060,000	976,000
Series F Preferred Stock — no par value, 70,000 shares authorized, issued and outstanding at September 30, 2026 and December 31, 2025 (liquidation preference of $700,000)	570,000	525,000
Common stock - no par value, 2,000,000,000 shares authorized, 2,613,670 and 2,601,788 shares issued and 2,609,244 and 2,597,362 shares outstanding at September 30, 2026 and December 31, 2025, respectively	27,891,000	27,891,000
Additional paid-in-capital	7,667,000	7,711,000
Accumulated deficit	(30,136,000)	(28,386,000)
Less: Treasury stock, 4,426 shares, at cost	(161,000)	(161,000)

TOTAL SHAREHOLDERS’ EQUITY	6,891,000	8,556,000

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$18,194,000	$22,462,000

See accompanying notes to unaudited condensed consolidated financial statements.

Reflects a 1-for-10 reverse stock split of the Company’s common stock, effective October 1, 2025

Yunhong Green CTI, Ltd.

Unaudited Condensed Consolidated Statements of Income (Loss)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

Net sales	$3,127,000	$2,953,000	$13,180,000	$13,212,000

Cost of sales	2,796,000	2,886,000	11,296,000	11,301,000

Gross profit	331,000	67,000	1,884,000	1,911,000

Operating expenses:
General and administrative	868,000	869,000	2,466,000	2,462,000
Selling	36,000	37,000	107,000	109,000
Advertising and marketing	117,000	144,000	418,000	482,000

Total operating expenses	1,021,000	1,050,000	2,991,000	3,053,000

Loss from operations	(690,000)	(983,000)	(1,107,000)	(1,142,000)

Other (expense) income:
Interest expense	(183,000)	(198,000)	(651,000)	(662,000)
Other income/(expense)	7,000	370,000	8,000	392,000

Total other expense (income), net	(176,000)	172,000	(643,000)	(270,000)

Net loss	(866,000)	(811,000)	(1,750,000)	(1,412,000)

Deemed dividends on preferred stock	$(43,000)	$(43,000)	$(129,000)	$(128,000)

Net loss attributable to common shareholders	$(909,000)	$(854,000)	$(1,879,000)	$(1,540,000)

Basic income (loss) per common share	$(0.35)	$(0.31)	$(0.72)	$(0.58)
Diluted income (loss) per common share	$(0.35)	$(0.31)	$(0.72)	$(0.58)

Weighted average number of shares and equivalent shares of common stock outstanding:
Basic	2,609,244	2,733,863	2,606,335	2,653,638

Diluted	2,609,244	2,733,863	2,606,335	2,653,638

See accompanying notes to unaudited condensed consolidated financial statements.

Reflects a 1-for-10 reverse stock split of the Company’s common stock, effective October 1, 2025

Yunhong Green CTI, Ltd.

Unaudited Condensed Consolidated Statements of Cash Flows

	For the Nine Months Ended September 30,
	2026	2025

Cash flows from operating activities:
Net loss	$(1,750,000)	$(1,412,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	424,000	478,000
Equity compensation charge	58,000	18,000

Change in assets and liabilities:
Accounts receivable	2,878,000	2,712,000
Inventories	598,000	(187,000)
Prepaid expenses and other assets	71,000	228,000
Trade payables	142,000	212,000
Operating leases	30,000	57,000
Advance investor deposit	75,000	100,000
Accrued liabilities	(286,000)	94,000

Net cash provided by (used in) operating activities	2,240,000	2,300,000

Cash flows from investing activities:
Purchases of property, plant and equipment	(106,000)	(68,000)

Net cash provided by (used in) investing activities	(106,000)	(68,000)

Cash flows from financing activities:
Payment of financing costs	(23,000)	-
Repayment of note payable	(79,000)	(66,000)
Net repayments on revolving line of credit	(2,018,000)	(1,999,000)

Net cash provided by (used in) financing activities	(2,120,000)	(2,065,000)

Net increase (decrease) in cash and cash equivalents	14,000	167,000

Cash and cash equivalents at beginning of period	97,000	220,000

Cash and cash equivalents at end of period	$111,000	$387,000

Supplemental disclosure of cash flow information and noncash investing and financing activities:
Cash payments for interest	$651,000	$662,000
Accretion of dividends on preferred stock	129,000	129,000
Incremental fair value upon modification of common stock warrants	$27,000	-
Conversion of advance received from investors into common stock		1,050,000
Common stock issued in exchange for rent due to Icy Mellon	-	182,000

See accompanying notes to unaudited condensed consolidated financial statements.

Reflects a 1-for-10 reverse stock split of the Company’s common stock, effective October 1, 2025

Yunhong Green CTI, Ltd

Unaudited Condensed Consolidated Statements of Shareholders’ Equity

	Series E Preferred Stock		Series F Preferred Stock		Common Stock		Paid-in	Accumulated (Deficit)	Less Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	TOTAL

Balance December 31, 2025	130,000	$976,000	70,000	$525,000	2,601,788	$27,891,000	$7,711,000	$(28,386,000)	(4,426)	$(161,000)	$8,556,000

Series E Accrued Deemed Dividend	-	28,000	-	-	-	-	(28,000)	-	-	-	-
Series F Accrued Deemed Dividend	-	-	-	15,000	-	-	(15,000)	-	-	-	-
Stock Issuance - Vesting Milestone	-	-	-	-	6,917	-	38,000	-	-	-	38,000
Equity Compensation Charge	-	-	-	-	-	-	6,000	-	-	-	6,000
Net Loss	-	-	-	-	-	-	-	(341,000)	-	-	(341,000)

Balance March 31, 2026	130,000	$1,004,000	70,000	$540,000	2,608,705	$27,891,000	$7,712,000	$(28,727,000)	(4,426)	$(161,000)	$8,259,000

Series E Accrued Deemed Dividend	-	28,000	-	-	-	-	(28,000)	-	-	-	-
Series F Accrued Deemed Dividend	-	-	-	15,000	-	-	(15,000)	-	-	-	-
Stock Issuance - Vesting Milestone	-	-	-	-	-	-	-	-	-	-	-
Equity Compensation Charge	-	-	-	-	4,965	-	7,000	-	-	-	7,000
Net Loss	-	-	-	-	-	-	-	(543,000)	-	-	(543,000)

Balance June 30, 2026	130,000	$1,032,000	70,000	$555,000	2,613,670	$27,891,000	$7,676,000	$(29,270,000)	(4,426)	$(161,000)	$7,723,000

Series E Accrued Deemed Dividend	-	28,000	-	-	-	-	(28,000)	-	-	-	-
Series F Accrued Deemed Dividend	-	-	-	15,000	-	-	(15,000)	-	-	-	-
Stock Issuance - Vesting Milestone	-	-	-	-	-	-	-	-	-	-	-
Equity Compensation Charge	-	-	-	-	-	-	7,000	-	-	-	7,000
Incremental fair value upon modification of common stock warrants	-	-	-	-	-	-	27,000	-	-	-	27,000
Net Loss	-	-	-	-	-	-	-	(866,000)	-	-	(866,000)

Balance September 30, 2026	130,000	$1,060,000	70,000	$570,000	2,613,670	$27,891,000	$7,667,000	$(30,136,000)	(4,426)	$(161,000)	$6,891,000

See accompanying notes to unaudited condensed consolidated financial statements.

Reflects a 1-for-10 reverse stock split on the Company’s common stock effective October 1, 2025

Yunhong Green CTI, Ltd

Unaudited Condensed Consolidated Statements of Shareholders’ Equity

	Series E Preferred Stock		Series F Preferred Stock		Common Stock		Paid-in	Accumulated (Deficit)	Less Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	TOTAL

Balance December 31, 2024	130,000	$864,000	70,000	$465,000	2,599,185	$27,533,000	$7,858,000	$(25,856,000)	(4,426)	$(161,000)	$10,703,000

Series E Accrued Deemed Dividend	-	28,000	-	-	-	-	(28,000)	-	-	-	-
Series F Accrued Deemed Dividend	-	-	-	15,000	-	-	(15,000)	-	-	-	-
Common Stock Issuance for Rent		-	-	-	27,604	182,000	-	-	-	-	182,000
Equity Compensation Charge	-	-	-	-	-	-	9,000	-	-	-	9,000
Net Loss	-	-	-	-	-	-	-	(416,000)	-	-	(416,000)

Balance March 31, 2025	130,000	$892,000	70,000	$480,000	2,626,789	$27,715,000	$7,824,000	$(26,272,000)	(4,426)	$(161,000)	$10,478,000

Series E Accrued Deemed Dividend	-	28,000	-	-	-	-	(28,000)	-	-	-	-
Series F Accrued Deemed Dividend	-	-	-	15,000	-	-	(15,000)	-	-	-	-
Common Stock Issuance for Advance Investor Deposit		-	-	-	150,000	1,050,000	-	-	-	-	1,050,000
Equity Compensation Charge	-	-	-	-	-	-	8,000	-	-	-	8,000
Net Loss	-	-	-	-	-	-	-	(185,000)	-	-	(185,000)

Balance June 30, 2025	130,000	$920,000	70,000	$495,000	2,776,789	$28,765,000	$7,789,000	$(26,457,000)	(4,426)	$(161,000)	$11,351,000

Series E Accrued Deemed Dividend	-	28,000	-	-	-	-	(28,000)	-	-	-	-
Series F Accrued Deemed Dividend	-	-	-	15,000	-	-	(15,000)	-	-	-	-
Equity Compensation Charge	-	-	-	-	-	-	1,000	-	-	-	1,000
Net Loss	-	-	-	-	-	-	-	(811,000)	-	-	(811,000)

Balance September 30, 2025	130,000	$948,000	70,000	$510,000	2,776,789	$28,765,000	$7,747,000	$(27,268,000)	(4,426)	$(161,000)	$10,541,000

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

Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America. Operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2026. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2025, filed on March 23, 2026, which can be found on the Company’s website (www.ctiindustries.com) or www.sec.gov.

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

Principles of consolidation and nature of operations:

Yunhong Green CTI Ltd., its wholly owned subsidiary Yunhong Technology Industry (Hubei) Co., Ltd., and its inactive subsidiary CTI Supply, Inc. (collectively, the “Company”) (i) design, manufacture and distribute metalized balloon products throughout the world, (ii) distribute purchased latex balloon products, and (iii) operate systems for the production, lamination, coating and printing of films used for food packaging and other commercial uses and for conversion of films to flexible packaging containers and other products.

The condensed consolidated financial statements include the accounts of Yunhong Green CTI Ltd., CTI Supply, Inc., and Yunhong Technology Industry (Hubei) Co., Ltd. All intercompany accounts and transactions have been eliminated in consolidation. See Note 2 to the consolidated financial statements included in Form 10-K for the fiscal year ended December 31, 2025.

Use of estimates:

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the amounts reported of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period in the financial statements and accompanying notes. Actual results may differ from those estimates. The Company’s significant estimates include recoverability and impairment of long-lived assets, valuation allowances for doubtful accounts, inventory valuation and valuation of deferred tax assets.

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

Diluted (loss) per share is computed by dividing the net loss attributable to common shareholders by the weighted average number of shares of common stock and equivalents (stock options and warrants), unless antidilutive, during each period. In periods for which there is a net loss, diluted loss per common share is equal to basic loss per common share, since the effect of including any common stock equivalents would be antidilutive.

For both September 30, 2026 and 2025, common shares to be issued upon the exercise of warrants aggregated 55,600. No options were outstanding for the three months and nine months ended September 30, 2026 and 2025. The number of shares included in the determination of earnings on a diluted basis for the three and nine months ended September 30, 2026 and 2025 were none, as doing so would have been antidilutive.

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

Note 2 – Liquidity and Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has a cumulative net loss from inception to September 30, 2026 of approximately $30.1 million. The accompanying financial statements for the three and nine months ended September 30, 2026 have been prepared assuming the Company will continue as a going concern. Existing cash resources and cash expected to be generated from operations are not expected to be sufficient to fund the Company’s anticipated operating requirements over the next twelve months without additional financing.

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

The Senior Facilities described in Note 3 mature on April 30, 2027, within one year after the date these financial statements are issued, and the Company’s ability to continue as a going concern also depends on renewing, extending or refinancing the Senior Facilities on or before that date.

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

Note 3 - Debt

Senior Facilities

On September 30, 2021 (the “Closing Date”), the Company entered into a loan and security agreement (the “Agreement”) with Line Financial (the “Lender”), which provides for a senior secured financing consisting of a revolving credit facility (the “Revolving Credit Facility”) in an aggregate principal amount of up to $7 million, as amended (the “Maximum Revolver Amount”), subject to borrowing base provisions, and term loan facility (the “Term Loan Facility”) in an aggregate principal amount of $731,250 (“Term Loan Amount” and, together with the Revolving Credit Facility, the “Senior Facilities”). The Senior Facilities are secured by substantially all assets of the Company. The Company has remained in compliance with all material covenants since inception.

Borrowings under the Revolving Credit Facility bear interest at the prime rate + 7.82% (14.82% as of September 30, 2026), payable monthly in arrears. The Term Loan Facility bears interest at the prime rate + 1.45% (8.45% as of September 30, 2026) and is repaid in 48 monthly installments of approximately $15,000. The Company also pays collateral monitoring fees of 4.62% of the eligible accounts receivable, inventory, and equipment supporting both facilities.

Originally maturing September 30, 2023, the Senior Facilities were extended to April 30, 2027 pursuant to a Fifth Amendment executed on September 30, 2025, which also increased the revolving commitment from $6.0 million to $7.0 million and added a 0.75% renewal fee, payable in two equal installments in October 2025 and September 2026. A $12,500 commitment fee was also incurred.

On August 24, 2026, the Company entered into a Sixth Amendment to increase the seasonal overadvance limit from $250,000 to $300,000, effective August 28, 2026. The Sixth Amendment also required a one-time payment of $20,000. The seasonal overadvance limit will expire on December 31, 2026, and all outstanding overadvance amounts must be repaid in full by January 31, 2027.

The facility automatically renews for successive one-year periods unless either party provides written notice of termination not less than 90 days prior to the end of the then-current term. The Company may prepay the Term Loan Facility (together with accrued interest and any applicable prepayment fee) in whole, but not in part, upon at least 60 days’ prior written notice.

The Agreement requires the Company to maintain minimum tangible net worth of $4.0 million, subject to adjustment by the Lender. The Company was in compliance with this covenant as of September 30, 2026 and 2025. The Agreement also limits additional indebtedness, liens, dividends, mergers, and annual capital expenditures exceeding $1.0 million. As of September 30, 2026 and December 31, 2025, the term loan balance was approximately $0.41 and $0.5 million, respectively, and the revolving balance was $4.8 million and $6.8 million, respectively. There was $2.2 million remaining available for borrowing under the Revolving Credit Facility as of September 30, 2026.

Notes payable, Related Party

The Company is party to a note payable to John H. Schwan, former Director and former Chairman of the Board, for an initial amount of $1.3 million as of December 31, 2023 and an interest rate of 6%. The Company repaid $1 million to Mr. Schwan during January 2024. The parties agreed to the payment of the remaining $0.3 million at a future date to be determined. This related party note payable is subordinate to the Senior Facilities.

Note 4 - Shareholders’ Equity

Series E Convertible Preferred Stock

The Company’s Articles of Incorporation, as amended, authorized the issuance of 130,000 shares of Series E Convertible Preferred Stock (“Series E Preferred”). Each share of Series E Preferred is convertible at the holder’s option into a number of shares of common stock equal to the sum of its $10 stated value and any declared and unpaid dividends, divided by the conversion price. The conversion price is the lower of the fixed price stated in the Certificate of Designation and the lowest daily volume-weighted average price of the common stock during the ten trading days before conversion. Holders of the Series E Preferred will be entitled to receive quarterly dividends at the annual rate of 8.5% of the stated value ($10 per share) and have a liquidation preference over common stock. Such dividends may be paid in cash or otherwise based on the terms of the agreement. Accrued dividends of $289,000 and $205,000 were recorded as of September 30, 2026 and December 31, 2025, respectively. In addition, warrants to purchase 36,140 shares of the Company’s common stock were issued with respect to this transaction and are equity classified instruments. These warrants are exercisable until March 2029, following the extension described below.

Series F Convertible Preferred Stock

The Company’s Articles of Incorporation, as amended, authorized the issuance of 70,000 shares of Series F Preferred. Each share of Series F Preferred is convertible at the holder’s option into a number of shares of common stock equal to the sum of its $10 stated value and any declared and unpaid dividends, divided by the conversion price. The conversion price is the lower of the fixed price stated in the Certificate of Designation and the lowest daily volume-weighted average price of the common stock during the ten trading days before conversion. Holders of the Series F Preferred will be entitled to receive quarterly dividends at the annual rate of 8.5% of the stated value ($10 per share) and have a liquidation preference over common stock. Such dividends may be paid in cash or stock, at the Company’s discretion, based on the terms of the agreement. Accrued dividends of $155,000 and $110,000 were recorded as of September 30, 2026 and December 31, 2025, respectively. In addition, warrants to purchase 19,460 shares of the Company’s common stock were issued with respect to this transaction and are equity classified instruments. These warrants are exercisable until March 2029, following the extension described below.

Each Certificate limits conversion so that the holder’s beneficial ownership does not exceed 4.99% of the outstanding common stock, which the holder may increase on 61 days’ prior notice, and, absent shareholder approval, limits the aggregate shares issuable on conversion of each series to 20% of the common stock outstanding immediately before the original issuance of that series.

Warrants

As described above, in connection with the Series E and F convertible preferred equity issuances, a total of 55,600 warrants were issued, exercisable for the Company’s common stock at the lower of $15.2 per share or the lowest daily VWAP of the Company’s common stock during the 10 trading days preceding exercise.

On September 29, 2026, in connection with a proposed public offering, the Company entered into a Conversion Restriction and Waiver Agreement with each of Wickbur Holdings LLC (Series E Preferred and Warrant E-1) and Agile Wisdom International Limited (Series F Preferred and Warrant F-1). Each holder agreed not to convert its preferred stock, exercise its warrant or transfer either security, other than to a permitted transferee bound by the agreement, during a restricted period. The restricted period ends 61 days after the holder gives written notice of termination, which may be given no earlier than the later of the final closing or abandonment of the offering and the second anniversary of the agreement. Each holder consented to the offering and waived its piggyback registration rights for the offering. The agreements conformed the securities purchase agreements’ conversion terms to the Certificates of Designation, and each holder released claims based on the former conversion terms. During the restricted period, the Company waived its right to require exercise of the warrants and agreed to suspend its option to pay Series F dividends in common stock. Dividends on both series continue to accrue at 8.5% per year. Cash payments are subject to applicable law and the restrictions under the Senior Facilities. In consideration of the holders’ commitments, the Company extended the warrant expirations from March 11, 2027 to March 11, 2029. The exercise price and the number of shares under the warrants did not change, and the warrants remain equity classified. The approximately $27,000 increase in the fair value of the warrants from the modification was recorded as a deferred offering cost, with a corresponding increase in additional paid-in capital. The deferred cost will be charged against the offering proceeds on completion or expensed if the offering is abandoned.

A summary of the Company’s stock warrant activity is as follows:

	Shares under Option (warrant)	Weighted Average Exercise Price
Balance at December 31, 2025	55,600	$15.20
Granted	-	-
Cancelled/Expired	-	-
Exercised/Issued	-	-
Outstanding at September 30, 2026	55,600	15.20

Exercisable at September 30, 2026 (1)		$15.20

(1)	The warrants may not be exercised during the restricted period under the Conversion Restriction and Waiver Agreements described above. The exercise price shown is the fixed component; the exercise price is the lower of $15.20 per share and the lowest daily volume-weighted average price of the common stock during the ten trading days preceding exercise.

As of September 30, 2026 the Company was required under the Certificates of Designation to reserve the following shares of its authorized but unissued common stock for conversion of the preferred stock and exercise of the warrants:

2025 Common Stock Warrants	55,600
Shares reserved for warrants as of September 30, 2026	55,600

Security	Preferred Shares Authorized/ Outstanding	Conversion Price	Common Shares Reserved
Series E Preferred Stock	130,000	$2.66	587,062
Series F Preferred Stock	70,000	$2.66	316,110
Shares reserved for Preferred Stock as of September 30, 2026			903,172

The Certificates of Designation require the Company to reserve at least 120% of the shares issuable on conversion, determined without regard to the ownership and issuance limits. Because the conversion price varies with the market price of the common stock, the number of shares required to be reserved also varies.

Restricted Stock Awards

Restricted Stock Units, Performance-Based Restricted Stock Units and Restricted Stock Awards:

Aggregated information regarding RSUs, PSUs and RSAs granted under the Plan is summarized below:

	RSUs, PSUs & RSAs	Weighted Average Grant- Date Fair Value
Outstanding, unvested at December 31, 2025	20,158	$3.63
Granted	-	-
Vested	(9,404)	$6.47
Forfeited	-	-
Outstanding, unvested at September 30, 2026	10,754	$2.63

Differences between the amount of vested awards and shares of common stock issued are attributable to timing differences.

Note 5 - Legal Proceedings

The Company may be party to certain lawsuits or claims arising in the normal course of business. The ultimate outcome of these matters is unknown but, in the opinion of management, we do not believe any of these proceedings will have, individually or in the aggregate, a material adverse effect upon our financial condition, cash flows or future results of operation.

Note 6 – Inventories

	September 30, 2026	December 31, 2025
Raw materials	$1,190,000	$749,000
Work in process	2,650,000	2,569,000
Finished goods	4,300,000	5,420,000
Total inventories	$8,140,000	$8,738,000

Note 7 - Concentration of Credit Risk

Concentration of credit risk on trade accounts receivable is concentrated in a limited number of customers with higher sales volumes; the remaining receivables are spread across a large number of customers. The Company performs ongoing credit evaluations and provides an allowance for potential credit losses against the portion of accounts receivable which is estimated to be uncollectible. Such losses have historically been within management’s expectations.

During the three and nine months ended September 30, 2026 and 2025, there were two customers whose purchases represented more than 10% of the Company’s consolidated net sales. Sales to these customers for the three and nine months ended September 30, 2026 and 2025 are as follows:

	Three Months Ended		Three Months Ended
	September 30, 2026		September 30, 2025
Customer	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Customer A	$1,762,000	55%	$1,433,000	48%
Customer B	$930,000	29%	$723,000	24%

	Nine Months Ended		Nine Months Ended
	September 30, 2026		September 30, 2025
Customer	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Customer A	$5,945,000	44%	$6,678,000	50%
Customer B	$5,434,000	40%	$3,702,000	28%

As of September 30, 2026, the outstanding accounts receivable balance from these two customers was $3.1 million.

Note 8 - Related Party Transactions

Ms. Jana M. Schwan is the Company’s Chief Executive Officer. Her father, John H. Schwan, held several positions with the Company over many years, most recently as Chairman of the Board until June 2020 as discussed in Note 3, Mr. John H. Schwan was owed approximately $0.3 million as of both September 30, 2026 and December 31, 2025, in a note from the Company.

Icy Mellon LLC, the landlord of the Company’s Barrington Facility, is a shareholder of the Company. The Company’s Vice President – Strategy and Business Development also serves as a Manager of Icy Mellon LLC. On January 13, 2025, the Company issued 27,604 shares of common stock with an aggregate fair value of approximately $182,000 to settle rent payable that had been included in accrued expenses as of December 31, 2024. Rent expense related to the Barrington facility was approximately $145,000 and $141,000 for the three months ended September 30, 2026, and 2025, respectively. As of September 30, 2026 and December 31, 2025, amounts due to Icy Mellon LLC totaled approximately $428,000 and $234,000.

During the nine months ended September 30, 2026, the Company received a cash advance of $75,000 from Icy Mellon LLC. The Company had previously received cash advances totaling $150,000 from Icy Mellon LLC during 2025, resulting in aggregate advances of $225,000 held as of September 30, 2026. The advances were provided pending the execution of a definitive agreement, and the specific terms and purpose of the advances have not yet been finalized. Accordingly, the advances have been recorded as advances from investor on the Company’s condensed consolidated balance sheets.

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

At September 30, 2026, maturities of operating lease liabilities are as follows:

2026	$264,000
2027	1,083,000
2028	1,119,000
2029	627,000
2030	646,000
Thereafter	217,000
Total Lease Payments	3,956,000
Less: Imputed interest	(924,000)
Total Lease Liabilities	$3,032,000

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

Senior Credit Facilities

As of September 30, 2026, the Company maintained senior secured credit facilities with Line Financial, consisting of a $7.0 million revolving credit facility and a $0.7 million term loan. The facilities are secured by substantially all Company assets.

Borrowings under the Revolving Credit Facility bear interest at the prime rate + 7.82% (14.82% as of September 30, 2026) while the term loan bears interest at the prime rate plus 1.45% and is repaid in monthly installments of approximately $15,000. The facilities include standard financial and operational covenants, including a minimum tangible net worth requirement of $4.0 million, with which the Company was in compliance as of September 30, 2026.

In September 2025, the Company executed a Fifth Amendment extending maturity to April 30, 2027, and increasing the revolving commitment from $6.0 million to $7.0 million. The amendment also introduced a 0.75% renewal fee payable in two equal installments (October 2025 and September 2026) and a $12,500 commitment fee associated with the expanded facility.

On August 24, 2026, the Company entered into a Sixth Amendment to increase the seasonal overadvance limit from $250,000 to $300,000, effective August 28, 2026. The Sixth Amendment also required a one-time payment of $20,000. The seasonal overadvance limit will expire on December 31, 2026, and all outstanding overadvance amounts must be repaid in full by January 31, 2027. Except as described above, all other material terms, including borrowing base, collateral, and covenants, remained unchanged.

At September 30, 2026, the company had $4.8 million outstanding on the revolving facility and $0.4 million on the term loan, with $2.2 million of remaining borrowing capacity.

Note Payable, Related Party

The Company also has a subordinated note payable to former Director and former Chairman John H. Schwan bearing 6% interest, with a balance of $0.3 million remaining after a $1.0 million repayment in January 2024.

Results of Operations

Net Sales: Net sales for the three-month periods ended September 30, 2026 and 2025 were approximately $3,127,000 and $2,953,000, respectively, representing an increase of $174,000 or 6% quarter-over-quarter. The increase is primarily attributable to the timing of sales. In addition, foil balloon volumes have increased during quarter-over-quarter, however, overall for the nine month period it reduced by 10% as one of our mass retail customers adjusted its replenishment practices beginning in the second half of 2025, which affected the three- and nine-month periods.

For the three-month period ended September 30, 2026 and 2025, net sales by product category were as follows:

	Three Months Ended
	September 30, 2026		September 30, 2025
Product Category	$ (000) Omitted	% of Net Sales	$ (000) Omitted	% of Net Sales	Variance	% change

Foil Balloons	$2,520	81%	$2,352	80%	$168	7%

Film Products	69	2%	253	8%	(184)	-73%

Other	538	17%	348	12%	190	55%

Total	$3,127	100%	$2,953	100%	$174	6%

For the nine-month periods ended September 30, 2026 and 2025, net sales were $13,180,000 and $13,212,000 respectively, representing a decrease of $32,000, or 0%.

For the nine-month periods ended September 30, 2026 and 2025, net sales by product category were as follows:

	Nine Months Ended
	September 30, 2026		September 30, 2025
Product Category	$ (000) Omitted	% of Net Sales	$ (000) Omitted	% of Net Sales	Variance	% change

Foil Balloons	$8,624	66%	$9,597	73%	$(973)	-10%

Film Products	317	2%	1,030	8%	(713)	-69%

Other	4,239	32%	2,585	19%	1,654	64%

Total	$13,180	100%	$13,212	100%	$(32)	0%

Foil Balloons. Revenues from the sale of foil balloons increased during the three-month period ended September 30, 2026 to $2,520,000 compared to $2,352,000 during the same period of 2025. The increase is related to the timing of orders and shipments.

Revenues from the sale of foil balloons decreased during the nine-month period ended September 30, 2026 to $8,624,000 compared to $9,597,000 during the same period of 2025. The decrease is related to the timing of orders and shipments. In the second half of 2025 one of our large mass retail customers made some adjustments to their replenishment system due to a surplus in their supply chain.

Films. Revenues from the sale of commercial films were $69,000 and $317,000 during the three and nine month periods ended September 30, 2026, compared to $253,000 and $1,030,000 during the same periods of 2025. Sales in this area have been inconsistent due to a small number of customers and a significant number of competitors. Generally, our customers have experienced lower sales in this area compared to previous years, which has negatively impacted our sales, and we are uncertain whether demand in this segment will recover.

Other Revenues: Revenues from the sale of other products were $537,000 and $4,239,000 during the three and nine month periods ended September 30, 2026 compared to $348,000 and $2,585,000 during the same periods of 2025. Other revenues during these periods primarily consisted of: (i) sales of balloon-inspired gift products, including candy and small inflated balloons packaged in small containers; and (ii) sales of accessories and supply items related to balloon products. The increase in other revenues was primarily attributable to the timing of Valentine’s Day-related shipments, as a greater portion of shipments associated with the 2025 Valentine’s Day season occurred in December 2024, resulting in lower other revenues during 2025.

Sales to a limited number of customers continue to represent a large percentage of our net sales. The table below illustrates the impact on sales of our top three and ten customers for the three and nine month periods ended September 30, 2026 and 2025.

	Three Months Ended September 30,
	% of Sales
	2026	2025

Top 3 Customers	87%	78%

Top 10 Customers	94%	92%

	Nine Months Ended September 30,
	% of Sales
	2026	2025

Top 3 Customers	87%	82%

Top 10 Customers	94%	93%

During the three and nine months ended September 30, 2026 and 2025, there were two customers whose purchases represented more than 10% of the Company’s consolidated net sales. Sales to these customers for the three and nine months ended September 30, 2026 and 2025 are as follows:

	Three Months Ended September 30,
	2026		2025
Customer	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Customer A	$1,762,000	55%	$1,433,000	48%
Customer B	$930,000	29%	$723,000	24%

	Nine Months Ended September 30,
	2026		2025
Customer	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Customer A	$5,945,000	44%	$6,678,000	50%
Customer B	$5,434,000	40%	$3,702,000	28%

As of September 30, 2026, the total amounts owed to the Company by these customers were approximately $3,101,000 or 99% of the Company’s consolidated gross accounts receivable. The amounts owed at September 30, 2025 by these customers were $2,595,000 or 93% of the Company’s consolidated accounts receivable. This concentration also affects the Company’s liquidity: eligible accounts receivable from these customers constitute a substantial portion of the borrowing base under the Revolving Credit Facility, and the loss of, or significant payment delays by, either customer would reduce availability thereunder.

Cost of Sales. During the three and nine month periods ended September 30, 2026, the cost of sales was $2,796,000 and $11,296,000 compared to $2,886,000 and $11,301,000 respectively for the same periods of 2025, with the change driven largely by changes in sales volume. As a percentage of sales, cost of sales was 89% and 86% during the three and nine months ended September 30, 2026, compared to 98% and 86% during the three and nine months ended September 30, 2025. The decrease in cost of sales during the three months ended September 30, 2026 is attributed to product mix that provides better margins.

General and Administrative. During the three and nine month periods ended September 30, 2026, general and administrative expenses were $868,000 and $2,466,000 as compared to $869,000 and $2,462,000, respectively, for the same periods of 2025.

Selling, Advertising and Marketing: During the three and nine month periods ended September 30, 2026, selling, advertising and marketing expenses were $153,000 and $525,000 as compared to $181,000 and $591,000, respectively, for the same period in 2025. Selling, advertising and marketing costs have decreased by $28,000 and $66,000.

Other Income (Expense): During the three and nine month periods ended September 30, 2026, the Company incurred interest expense of $183,000 and $650,000 as compared to interest expense of $198,000 and $662,000, respectively, during the same periods of 2025.

Financial Condition, Liquidity and Capital Resources

Cash Flow Items.

Operating Activities. During the nine months ended September 30, 2026, net cash provided by operations was $2,240,000, compared to net cash provided by operations during the nine months ended September 30, 2025 of $2,300,000.

Significant changes in working capital items during the nine months ended September 30, 2026 included:

●	A decrease in accounts receivable of $2,878,000 compared to a decrease in accounts receivable of $2,712,000 in the same period of 2025.

●	A decrease in inventory of $598,000 compared to an increase in inventory of $187,000 in 2025.

●	An increase in trade payables of $142,000 compared to an increase in trade payables of $212,000 in 2025.

●	A decrease in prepaid expenses and other assets of $71,000 compared to a decrease of $228,000 in 2025.

●	A decrease in accrued liabilities of $286,000 compared to an increase in accrued liabilities of $94,000 in 2025.
●	An increase in advance investor deposits of $75,000 compared to an increase of $100,000 in 2025.

Investing Activity. During the nine months ended September 30, 2026, cash used in investing activity was $106,000, compared to cash used in investing activity for the same period of 2025 in the amount of $68,000.

Financing Activities. During the nine months ended September 30, 2026, cash used in financing activities was $2,120,000 compared to cash used in financing activities for the same period of 2025 in the amount of $2,065,000. Financing activity during 2026 consisted principally of changes in the balances of revolving and principal repayments on term loan debt.

Liquidity and Capital Resources.

At September 30, 2026, the Company had cash balances of $111,000 compared to cash balances of $387,000 for the same period of 2025.

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

The supply chain constraints, inflationary pressures and tariffs are expected to impact to some extent our operations and reduced access to capital. The ability of the Company to continue as a going concern is dependent upon its ability to successfully generate or otherwise secure other sources of financing and attain profitable operations. There is substantial doubt about the ability of the Company to continue as a going concern for one year from the issuance of the accompanying consolidated financial statements. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Although the Company remained in compliance with all financial covenants under the Credit Agreement as of September 30, 2026, management concluded that substantial doubt exists because anticipated operating cash flows and liquidity remain dependent upon obtaining additional financing or achieving sustained profitability.

The Company’s primary sources of liquidity have traditionally been comprised of cash and cash equivalents as well as availability under the Credit Agreement. The Senior Facilities mature on April 30, 2027. There can be no assurance that the Company will be able to renew, extend or refinance the Senior Facilities, or obtain additional financing, on acceptable terms or at all.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Corporate Controller (principal financial officer), of the effectiveness of the design and operation of these disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e), as of September 30, 2026. Based on this evaluation, the Chief Executive Officer (principal executive officer) and Corporate Controller (principal financial officer) concluded that our disclosure controls and procedures were not effective as of September 30, 2026, the end of the period covered by this Quarterly Report on Form 10-Q, due to the material weaknesses described below.

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

Management has assessed the effectiveness of our internal control over financial reporting as of September 30, 2026. In making our assessment of the effectiveness of internal control over financial reporting, management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

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

Accordingly, management concluded that we did not maintain effective internal control over financial reporting as of September 30, 2026.

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

(c) Changes in Internal Control over Financial Reporting

Based on the evaluation described above, and to the best of management’s knowledge, we did not identify any changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that we believe have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

The following supplements the risk factors in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025. Our Series E and Series F preferred stock and related warrants could dilute our common shareholders. The conversion price of our Series E and Series F preferred stock varies with the market price of our common stock and has no stated minimum. A decline in our common stock price could increase the number of shares issuable on conversion, subject to the ownership and issuance limits in the Certificates of Designation. Under the September 29, 2026 agreements described in Note 4, the holders may not convert their preferred stock or exercise the related warrants during the restricted period, which ends 61 days after a holder gives notice following the later of the second anniversary of its agreement and the final closing or abandonment of our proposed offering. Once the restrictions end, shares issued on conversion or exercise could reduce existing shareholders’ ownership and voting percentages, and sales of those shares could put downward pressure on our stock price.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 29, 2026, the Company amended Warrants E-1 and F-1, held by Wickbur Holdings LLC and Agile Wisdom International Limited and covering 36,140 and 19,460 shares of common stock, respectively, to extend their expiration date from March 11, 2027 to March 11, 2029. The exercise price and number of shares were not changed. The amendments were made in consideration of the holders’ agreements described in Note 4 to the condensed consolidated financial statements. No cash consideration was received, and no commission or other remuneration was paid. The Company relied on the exemption from registration in Section 4(a)(2) of the Securities Act of 1933 for a transaction with two existing holders, each an accredited investor, without general solicitation. The Company did not repurchase any of its equity securities during the quarter.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following are being filed as exhibits to this report:

Exhibit Number	Description

4.1*	Amendment to Warrant No. E-1, dated September 29, 2026, between Yunhong Green CTI Ltd. and Wickbur Holdings LLC (included as Exhibit C to Exhibit 10.1).
4.2*	Amendment to Warrant No. F-1, dated September 29, 2026, between Yunhong Green CTI Ltd. And Agile Wisdom International Limited (included as Exhibit C to Exhibit 10.2).
10.1*	Conversion Restriction and Waiver Agreement, dated September 29, 2026, between Yunhong Green CTI Ltd. and Wickbur Holdings LLC
10.2*	Conversion Restriction and Waiver Agreement, dated September 29, 2026, between Yunhong Green CTI Ltd, and Agile Wisdom International Limited
10.3*	Sixth Amendment to Loan and Security Agreement, dated August 24, 2026, between Yunhong Green CTI Ltd. And Line Financial
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).
31.2*	Certification of Corporate Controller and Principal Financial Officer pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).
32**	Certification of Chief Executive Officer, Corporate Controller and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101*	Interactive Data Files, including the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income (Loss), (iii) the Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Shareholders’ Equity, and (v) the Notes to Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
**	furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2026	Yunhong Green CTI Ltd.

	By:	/s/ Jana M. Schwan
Jana M. Schwan
Chief Executive Officer

	By:	/s/ Sree Kommana
Sree Kommana
Corporate Controller and Principal Financial Officer

